Form 10QSB
period 1996-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 1997-02-14
CIK 944130

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [   ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended __________________

     [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from September 30, 1996 to December 31, 1996

     Commission file number: 333-4028LA


             MINISTRY PARTNERS INVESTMENT CORPORATION
  (exact name of small business issuer as specified in charter)

      California                                  33-0489154
(State or other jurisdiction
of incorporation                     (I.R.S. Employer Identification Number)
or organization)

   1150 N. Magnolia Ave., Suite 290, Anaheim, California 92801
             (Address of principal executive offices)

                          (714) 226-3619
         (Issuer's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X                 NO

At December 31, 1996, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

    YES                      NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of December 31, 1996 and 1995, Statement of Operations for the three months ended December 31, 1996 and 1995, and Statements of Cash Flows for the three months ended December 31, 1996 and 1995 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and 1995 and for the three months ended December 31, 1996 and 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended December 31, 1996 and 1995 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Three Months Ended December 31, 1996 vs.Three Months Ended December 31, 1995

     During the three months ended December 31, 1996, the Company incurred a net gain of $11,192 as compared to a net loss of $(2,649) for the same three months ended December 31, 1995, an increase in net income of 322%.
This increase is attributable to organizational income other than net interest income. Interest income, net, for the period, decreased to $33,154, a decrease of 16% over $39,598 for the three months ended December 31, 1995. This decrease is attributable primarily to a reduction in the Company's Mortgage Loan investments during a lengthy registration process with the Securities and Exchange Commission (SEC) in which maturing investor funds could not be reinvested, nor new sales transacted. For the same reason, the Company's cost of funds (i.e., interest expense) during this period decreased $22,722 (or 31%); i.e., $50,004 for the three month period ending December 31, 1996 as compared to $72,726 for the three months ended
December 31, 1995. At December 31, 1996, the company had outstanding debt securities (Notes Payable) of $2,157,653, down from $3,354,309 at December 31, 1995, a decrease of 36%.

     The Company's general and administrative expenses for the three months ended December 31, 1996 decreased to $41,788 from $43,263 for the same period ending December 31, 1995, a decrease of 3%. This reduction is attributable to a decrease of $1,557 (64%) in marketing and promotion expenses over the same period in 1995, in connection with the temporary suspension of sales during SEC registration as mentioned above.

Liquidity and Capital Resources

Three Months Ended December 31, 1996 vs.Three Months Ended December 31, 1995

     Net decrease in cash during the three months ending December 31, 1996 was $(2,463), compared to a net increase of $45,943 for the three months ended December 31, 1995, a change of $48,406. Net cash used by operating activities totaled $(10,940) for the three months ended December 31, 1996, an increase of $15,078, or 364%, from $4,138 provided by operating activities during the three months ended December 31, 1995. This difference is attributable primarily to a reduction in income from Notes Receivable during the three month period ending December 31, 1996 as compared to the same period in 1995.

     Net cash provided by investing activities totaled $162,360 during the three months ended December 31, 1996, compared to $(652,554) used during the three months ended December 31, 1995, an increase of $814,914 or 225%. This difference is attributable to an increase in Notes Receivable purchased during the three month period ending December 31, 1996 as compared to the same period in 1995.

     Net cash used by financing activities totaled $(153,883) for this three month period in 1996, an increase of $848,242 or 551%, from $694,359 provided by financing activities during the three month period ending December 31, 1995. This difference is attributable to an increase in the Company's repayment of debt securities outstanding (Notes Payable) during the three month period ending December 31, 1996 as compared to the same period in 1995.

     At December 31, 1996, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $160,403, down from $196,433 at December 31, 1995, a decrease of 18%.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

As of the date of this Report, there is no material litigation, threatened or pending, against the Company. The Company's management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving the Company.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-k

          None



                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 1997  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:   /s/ John C. Garmo
                              John C. Garmo, President


                         By:   /s/ Brian Scharkey
                              Brian Scharkey, Principal Accounting Officer


            MINISTRY PARTNERS INVESTMENT CORPORATION
                      Financial Statements
        For the quarters ended December 31, 1996 and 1995


                            CONTENTS

                                                                      Page

Financial Statements
 Balance sheets                                                          2
 Statements of operations and retained earnings                          3
 Statements of cash flows                                                4
 Notes to financial statements                                       5 - 8




                   MINISTRY PARTNERS INVESTMENT CORPORATION
                               BALANCE SHEETS

                                                     December 31
                                                     1996          1995
                                   ASSETS

Cash - ECCU                                  $    160,403  $    196,433
Notes receivable                                3,337,581     4,956,689
Interest receivable                                34,932        24,133
Prepaid offering expense                           45,172        29,582
Prepaid expenses- other                            15,728        11,877
Prepaid income taxes                                  780         4,181
Organization and start up costs, net                2,585        18,093

                                              $ 3,597,181   $ 5,240,988


                       LIABILITIES AND STOCKHOLDER'S EQUITY


Liabilities
 Accounts payable                              $       22    $    7,674
 Income taxes payable                                -             -
 Accrued expenses                                                76,369
 Accrued expenses - ECCU                            9,731         9,979
 Line of credit - ECCU                            417,904       783,567
 Notes payable                                  2,157,653     3,354,309

    Total liabilities                           2,585,310     4,231,898

Stockholder's equity
 Common stock, 10,000,000 shares authorized
    100,000 shares issued and outstanding,
    no par value                                1,000,000     1,000,000
 Retained earnings                                 11,871         9,090

                                                1,011,871     1,009,090

                                              $ 3,597,181   $ 5,240,988


  The accompanying notes are an integral part of these financial statements
                 MINISTRY PARTNERS INVESTMENT CORPORATION

              STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   Three months ended December 31,
                                                    1996           1995

Income
 Loan interest                                $    83,15   $    112,324

Cost of funds - interest expense
 Line of credit - ECCU                             8,471          9,489
 Notes payable                                    41,533         63,237

                                                  50,004         72,726

Interest income, net                              33,154         39,598

Expenses
 Salary and benefits                              24,270         24,351
 Marketing and promotion                             874          2,431
 Office operations                                 7,991          8,840
 Legal expenses                                    3,976          3,764
 Amortization                                      3,877          3,877
 Income Tax Expense                                  800           -
 Loan servicing - ECCU                              -              -

                                                  41,788         43,263

Other income
 Interest income - ECCU                            1,826          1,560
 Organizational income                            18,000           -

                                                  19,826          1,560

(Loss) income before provision
 for income taxes                                 11,192        (2,105)

Provision for income taxes                             0            544

Net (loss) income                                 11,192        (2,649)

Retained earnings, beginning                      11,739         11,739

Retained earnings, ending                  $      11,739    $     9,090


Earnings per share on common shares        $         .11    $     (.03)


 The accompanying notes are an integral part of these financial statements
                  MINISTRY PARTNERS INVESTMENT CORPORATION

                          STATEMENTS OF CASH FLOWS

                                        Three months ended December 31,
                                                   1996            1995

Cash flows from operating activities
 Income - notes receivable                  $    73,821    $    111,747
 Interest received - ECCU                         1,826           1,560
 Organizational income                           18,000            -
 Cash paid to suppliers, vendors and ECCU      (54,583)        (43,791)
 Interest paid - borrowers and ECCU            (50,004)        (65,378)
 Income taxes paid                                         (      -   )

Net cash provided by operating activities      (10,940)           4,138

Cash flows from investing activities
 Notes receivable purchased                   3,337,581       (658,495)
 Collections on notes receivable            (3,183,279)           7,164
 Prepaid offering expenses                        8,058         (1,223)

Net cash used by investing activities           162,360       (652,554)

Cash flows from financing activities
 Line of credit - ECCU, net                    (74,804)         445,033
 Notes payable, borrowings                    2,157,652         304,017
 Notes payable, repayments                  (2,236,731)        (54,691)
 Common stock purchased - ECCU                    -               -

Net cash provided by financing activities     (153,883)         694,359

Net increase/<Decrease> in cash                 (2,463)          45,943

Cash at beginning of period                     162,866         150,490

Cash at end of period                     $     160,403   $     196,433

Reconciliation of net income to cash
provided by operating activities
 Net (loss) income                           $   11,192  $      (2,649)
 Adjustments to reconcile net income to net
    cash provided by operating activities-
       Amortization                               3,877           3,877
       (Increase) in interest receivable        (9,337)           (577)
       (Increase) in prepaid expenses          (15,728)         (8,086)
       Increase/(Decrease) in payables and
          accrued expenses                        (944)          11,573

Net cash provided by operating activities   $  (10,940)     $     4,138

    The accompanying notes are an integral part of these financial statements


                     MINISTRY PARTNERS INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND 1995

1. Summary of Significant accounting policies

   Nature of Business

   Ministry Partners Investment Corporation (MPIC) was incorporated in California in 1991 and is a wholly-owned subsidiary of Evangelical Christian Credit Union (ECCU). The Company provides funds for real property secured loans for the benefit of Evangelical churches and church organizations through funding provided by members of and persons associated with such churches and organizations. The Company's offices, as well as those of its loan origination source, ECCU, are located in the state of California and substantially all of the business and operations of the Company are currently conducted in California and its mortgage loan investments are concentrated in California.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Prepaid offering expense

   Prepaid offering expense is related to a proposed public offering of unsecured notes. It is being amortized over a three year period.

   Organization and start up costs

   Organization and start up costs have been capitalized and are being amortized, using the straight-line method over a five-year period.

   Notes Receivable

   Interest income on notes receivable is recognized over the term of the note and is generally computed using the simple interest method.


2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $160,403 and $196,433 at December 31, 1996 and 1995, respectively. Interest earned on these funds were $1,826 and $1,560 for the three months ended December 31, 1996 and 1995, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $4,130 - 1996 and $7,118 - 1995 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

   Notes payable are substantially to members of ECCU.

3. Notes receivable

   In March 1992, MPIC purchased a pool of first trust deed seasoned loans from ECCU for the then outstanding balance. Loan maturities extend through 2001, although the majority were due in 1995 and 1996. Interest rates range from 7.025% to 11.50%, yielding an average of 9.138%. The loans were made to churches in Southern Calfiornia and are the collateral for certain notes payable. This pool of first trust deed notes was retired in early 1996.

   During 1995 and 1996, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 8.50% to 10.25%. ECCU services these loans, charging a service fee.

   No allowance for doubtful accounts has been established for the notes receivable. The Company has no experience of loan loss and, as of December 31, 1996 and 1995, none of the loans are impaired.
   Management believes all of the notes are adequately secured and fully collectible.

4. Organization and start up costs

   Organization and start up costs at December 31, 1996 and 1995 are stated as follows:

                                                     1996          1995
      Organization
         Cost                                $     63,292  $     63,292
         Accumulated amortization                  62,777        48,803

                                                      515        14,489

      Start up
         Cost                                      15,438        15,438
         Accumulated amortization                  13,368        11,834

                                                    2,070         3,604

                                              $     2,585  $     18,093


5. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $492,708 and $783,567 was borrowed at December 31, 1996 and 1995,
   respectively.   Interest at December 31, 1996 and 1995 was 5.902% and
   5.550%, respectively, and varies according to ECCU's cost of funds.

6. Notes payable

   MPIC has unsecured notes payable at December 31, 1996, as follows:


                                                    Total   Interest Rate

                 Private Placement              $ 993,200   6.10  - 8.55
                 CA Public Offering             1,141,394   6.32  - 8.66
                 National Offering                 23,033   6.41  - 6.91

                                              $ 2,157,653


      Future maturities at December 31 are as follows:

                                  1996              1995

         1996             $       -       $    2,700,731
         1997                1,356,913           187,351
         1998                  156,768            90,000
         1999                  164,000            75,000
         2000                  388,674           301,227
         2001                   91,298

                           $ 2,157,653       $ 3,354,309


7. Public offering

      In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At December 31, 1996 and 1995, $1,141,394 and $1,040,425, respectively, were outstanding.

8. National Offering

      In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering is currently available in Colorado and pending in Arizona, California, Oregon, and Washington. At December 31, 1996 and 1995, $23,033 and $ 0 , respectively, were outstanding.