Form 10QSB
period 1997-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 1997-05-15
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

     Commission file number: 333-4028LA


             MINISTRY PARTNERS INVESTMENT CORPORATION
  (exact name of small business issuer as specified in charter)

      California                                  33-0489154
(State or other jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)         Number)


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

                 YES   X                 NO

At March 31, 1997, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

    YES                      NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of March 31, 1997 and 1996, Statement of Operations for the three months ended March 31, 1997 and 1996, and Statements of Cash Flows for the three months ended March 31, 1997 and 1996 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1996 and for the three months ended March 31, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Three Months Ended March 31, 1997 vs.Three Months Ended March 31, 1996

     During the three months ended March 31, 1997, the Company incurred a net loss of $(33,754) as compared to a net loss of $(1,492) for the same three months ended March 31, 1996, a decrease in net income of $(32,262). Interest income, net, for the period, decreased to $20,930, a decrease of 51% from $43,081 for the three months ended March 31, 1996. These decreases are attributable primarily to a reduction in the Company's Mortgage Loan investments during a lengthy registration process with the Securities and Exchange Commission (SEC) in which maturing investor funds could not be reinvested, nor new sales transacted. For the same reason, the Company's cost of funds (i.e., interest expense) during this period decreased $23,740 (or 31%); i.e., $52,688 for the three month period ending March 31, 1997 as compared to $76,428 for the three months ended
March 31, 1996. At March 31, 1997, the company had outstanding debt securities (Notes Payable) of $3,447,728, down from $3,652,438 at March 31, 1996, a decrease of 6%.

     The Company's general and administrative expenses for the three months ended March 31, 1997 increased to $57,473 from $46,334 for the same period ending March 31, 1996, an increase of 24%. This is attributable to an increase of $10,507 in office operations expenses, primarily audit-related, over the same period in 1996.

Liquidity and Capital Resources

Three Months Ended March 31, 1997 vs.Three Months Ended March 31, 1996

     Net increase in cash during the three months ending March 31, 1997 was $180,064, compared to a net increase of $66,035 for the three months ended March 31, 1996, an increase of $114,029. Net cash used by operating activities totaled $(8,466) for the three months ended March 31, 1997, an increase of $14,575 over $6,109 provided by operating activities during the three months ended March 31, 1996. This difference is attributable primarily to a reduction in income from Notes Receivable due to interest rate adjustments and the cessation of sales while completing SEC registration during the three month period ending
March 31, 1997 as compared to the same period in 1996.

     Net cash used by investing activities totaled $(683,641) during the three months ended March 31, 1997, compared to $(283,380) used during the three months ended March 31, 1996, an increase of $(400,261) or 141%. This difference is attributable to an increase in Notes Receivable purchased during the three month period ending March 31, 1997 as compared to the same period in 1996.

     Net cash provided by financing activities totaled $872,171 for this three month period in 1997, an increase of $528,866 or 154%, from $343,305 provided by financing activities during the three month period ending March 31, 1996. This difference is attributable to an increase in the Company's outstanding debt securities (Notes Payable) during the three month period ending March 31, 1997 as compared to the same period in 1996.

     At March 31, 1997, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $340,467, up from $262,468 at March 31, 1996, an increase of $77,999 (30%).

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

Dated: March 14, 1997  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ John C. Garmo
                              John C. Garmo, President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer

               MINISTRY PARTNERS INVESTMENT CORPORATION
                             Financial Statements
             For the quarters ended March 31, 1997 and 1996


                               BALANCE SHEETS

                                                       March 31,
                                                   1997         1996

ASSETS:
Cash - ECCU                                 $   340,467  $   262,469
Notes receivable                              4,015,891    5,240,330
Interest receivable                              23,641       28,162
Prepaid offering expense                          9,797       29,259
Prepaid expenses                                 50,503        2,194
Prepaid income taxes                                  0        2,133
Organization and start up cost,net                    0       14,216
Total assets                                  4,440,299    5,578,763

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable                                      0            0
Accrued interest payable                              0            0
Accrued expenses - ECCU                          10,249       13,676
Line of credit - ECCU                                 0      905,113
Notes payable                                 3,447,728    3,652,438
Total liablities                              3,457,977    4,571,227

Equity:
Common stock, 100,000 shares, no par value    1,000,000    1,000,000
Retained earnings                               (17,678)       7,536
Total equity                                    982,322    1,007,536

Total liabilities and equity                  4,440,299    5,578,763

The accompanying notes are an integral part of these financial statements

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                          Three months ended March 31,
                                                    1997           1996
Income:
Loan interest                                 $   73,618    $   119,509

Cost of funds - interest expense:
Line of credit                                     4,076          7,663
Notes payable                                     48,612         68,765
Total COF                                         52,688         76,428

Interest income, net                              20,930         43,081

Expenses:
Salary and benefits                               28,767         29,049
Marketing and promotion                            2,481          2,150
Office operations                                 17,967          7,460
Legal expense                                      4,893          3,524
Amortization                                       2,585          3,877
Income tax expense                                   780            274
Loan servicing-ECCU                                    0              0
Total expenses                                    57,473         46,334

Other income:
Interest                                           2,789          1,761
Organizational income                                  0              0
Total other income                                 2,789          1,761

(Loss) / Income before taxes                     (33,754)        (1,492)

Provision for taxes                                    0              0

Net (loss) income                                (33,754)        (1,492)

Retained earnings, beginning                      16,076          9,028

Retained earnings, ending                        (17,678)         7,536

Earnings per share                                 (0.34)         (0.01)

The accompanying notes are an integral part of these financial statements

                          STATEMENTS OF CASH FLOWS

                                        Three months ended March 31,
                                                    1997           1996

Cash flows from operating activities:
Income - notes receivable                    $    84,909     $  115,479
Interest received - ECCU                           2,789          1,761
Organizational income                                  0              0
Cash paid to suppliers, vendors and ECCU         (43,476)       (34,703)
Interest paid - borrowers and ECCU               (52,688)       (76,428)
Net cash provided (used) by operating activities  (8,466)         6,109

Cash flows from investing activities:
Notes receivable purchased                    (1,259,379)       (589,021)
Collections on notes receivable                  581,069        305,380
Prepaid offering expenses                         (5,331)           261
Net cash used by investing activities           (683,641)      (283,380)

Cash flows from financing activities:
Line of Credit--ECCU, net                       (417,904)       121,546
Notes Payable, borrowings                      1,510,393        261,139
Notes Payable, repayments                       (220,318)       (39,380)
Common Stock purchased--ECCU                           0              0
Net cash provided by financing activities        872,171        343,305

Net increase in Cash                             180,064         66,035
Cash at beginning of period                      160,403        196,433
Cash at end of period                            340,467        262,468

Reconciliation of net income to cash
provided by operating activities
Net loss                                         (33,754)        (1,492)
Adjustments to reconcile net income to
net cash provided by operating activities-
Amortization                                       2,585          3,877
Prior period adjustment                            4,205              0
Decrease (increase) in interest receivable        11,291         (4,030)
Decrease in prepaid expenses                       5,931          9,683
Decrease in prepaid income taxes                     780          2,048
Increase (decrease) in accounts payable and
   accrued expenses                                  496         (3,977)

Net cash provided (used) by operating activities  (8,466)         6,109

                     MINISTRY PARTNERS INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996

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

2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $340,467 and $262,468 at March 31, 1997 and 1996, respectively. Interest earned on these funds were $2,789 and $1,762 for the three months ended March 31, 1997 and 1996, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $2,984 - 1997 and $2,598 - 1996 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

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

   During 1996 and 1997, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 7.50% to 10.00%. ECCU services these loans, charging a service fee.

   No allowance for doubtful accounts has been established for the notes receivable. The Company has no experience of loan loss and, as of March 31, 1997 and 1996, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Organization and start up costs

   Organization and start up costs at March 31, 1997 and 1996 are stated as follows:

                                                     1997          1996
      Start up
         Cost                                $     63,292  $     63,292
         Accumulated amortization                  63,292        52,907

                                                     -0-         11,385

      Organization
         Cost                                      15,438        15,438
         Accumulated amortization                  15,438        12,607

                                                     -0-          2,831

                                                     -0-         14,216

5. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $ -0- and $905,113 was borrowed at March 31, 1997 and 1996,
   respectively.   Interest at March 31, 1997 and 1996 was 6.085% and
   5.960%, respectively, and varies according to ECCU's cost of funds.

6. Notes payable

   MPIC has unsecured notes payable at March 31, 1997, as follows:


                                     Total        Interest Rate

         Private Placement       $   959,686        6.10 - 8.55
         CA Public Offering          690,245        6.32 - 8.66
         National Offering           971,541        5.80 - 7.70
         Special Offering            826,256        5.80 - 7.45

                                 $ 3,447,728


      Future maturities at March 31 are as follows:

                                        1997              1996

         1996                    $       -       $    1,960,957
         1997                       2,030,155           832,456
         1998                         711,411           263,705
         1999                         218,377            97,377
         2000                         394,754           497,940
         2001                          93,031              -0-

                                  $ 3,447,728       $ 3,652,435


7. Public offering

      In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At March 31, 1997 and 1996, $691,814 and $1,279,486, respectively, were outstanding.

8. National Offering

      In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering is currently available in California, Colorado and Oregon. It is pending in Arizona and Washington.
      At March 31, 1997 and 1996, $971,541 and $-0-, respectively, were outstanding.