Form 10QSB
period 1997-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 1997-08-14
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

                 YES   X                 NO

At June 30, 1997, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

    YES                      NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of June 30, 1997 and 1996, Statement of Operations for the three months ended June 30, 1997 and 1996, and Statements of Cash Flows for the three months ended June 30, 1997 and 1996 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and 1996 and for the three months ended June 30, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                  Results of Operations

Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

     During the six months ended June 30, 1997, the Company incurred a net loss of $(43,517) as compared to a net loss of $(5,616) for the same six months ended June 30, 1996, a decrease in net income of $(37,901). Interest income, net, for the period, was $62,764, a decrease of 23% from $81,841 for the six months ended June 30, 1996. These decreases are attributable primarily to a reduction in the Company's Mortgage Loan investments during a lengthy registration process with the Securities and Exchange Commission
(SEC) in which maturing investor funds could not be reinvested, nor new sales transacted. For the same reason, the Company's cost of funds (i.e., interest expense) during this period decreased $27,407 (or 18%), $125,245 for the six month period ending June 30, 1997 as compared to $152,652 for the six months ended June 30, 1996. At June 30, 1997, the company had outstanding debt securities (Notes Payable) of $4,434,652, up from $3,724,723 at June 30, 1996, an increase of 19%.

     The Company's general and administrative expenses for the six months ended June 30, 1997 increased to $104,127 from $87,842 for the same period ending June 30, 1996, an increase of 19%. This is attributable to an increase of $18,793 in legal and accounting expenses associated with SEC registration, over the same period in 1996.

             Liquidity and Capital Resources

Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

     Net decrease in cash during the six months ending June 30, 1997 was $(69,465), compared to a net decrease of $(12,847) for the six months ended June 30, 1996, a decrease of $56,618 as $3,585,522 in Notes Receivable were purchased. Net cash used by operating activities totaled $(5,083) for the six months ended June 30, 1997, a decrease of $73,587 from $(78,670) used by operating activities during the six months ended June 30, 1996. This difference is attributable primarily to a reduction in interest paid during the six month period ending June 30, 1997 as compared to the same period in 1996.

     Net cash used by investing activities totaled $(2,994,661) during the six months ended June 30, 1997, compared to $167,334 provided during the six months ended June 30, 1996, a difference of $(3,161,995). This difference is primarily attributable to an increase in Notes Receivable purchased during the six month period ending June 30, 1997 as compared to the same period in 1996.

     Net cash provided by financing activities totaled $2,930,279 for this six month period in 1997, an increase of $3,031,790 from $(101,511) used by financing activities during the six month period ending June 30, 1996. This difference is primarily attributable to an increase in the Company's outstanding debt securities (Notes Payable) during the six month period ending June 30, 1997 as compared to the same period in 1996.

     At June 30, 1997, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $90,938, down from $183,586 at June 30, 1996, a decrease of $92,648 (50%).

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

Dated: August 14, 1997  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ John C. Garmo
                              John C. Garmo, President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer


                              BALANCE SHEETS
                                UNAUDITED

                                                    June 30,
                                             1997             1996
                          Assets

Current Assets
  Cash                                    $ 90,939         $ 183,586
  Notes Receivable                         714,508            64,677
  Interest Receivable                       16,916            27,527
  Prepaid Expense                           54,723            43,167
  Prepaid Income Tax                           761               780
     Total Current Assets                  877,846          $319,739

Other Assets
  Notes Receivable                      $5,620,261         4,719,348
  Organization & Start Up Cost, net              0            10,339
     Total Other Assets                 $5,620,261        $4,729,687

Total Assets                            $6,497,347        $5,049,425


                Liabilities and Stockholder's Equity

Current Liabilities
  Accounts Payable                      $   19,712         $   9,647
  Line of Credit-ECCU                    1,071,184           311,642
  Notes Payable-current portion          3,450,074         2,789,025
       Total Current Liabilities        $4,540,209        $3,110,314

Long-term Liabilities
  Notes Payable                         $4,434,652         3,724,723
  Less current portion                  (3,450,074)       (2,789,026)
       Total Long-term Liabilities       $ 984,579         $ 935,698

Stockholder's Equity
  Common Stock, 10,000,000 shares
  authorized, 100,000 shares issued &
  outstanding, no par value              $1,000,000        $1,000,000


  Retained Earnings                         (27,441)            3,412
       Total Stockholder's Equity         $ 972,559        $1,003,412

Total Liabilities & Stockholder's Equity $6,497,347        $5,049,425


              STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                              Six months ended June 30,
                                                   1997          1996

Interest Income
  Notes Receivable                           $    166,787       230,421
  Interest-bearing Accounts-ECCU                    5,971         4,073
  Organizational Income                            13,750             0
  Other Income                                      1,501             0
      Total Interest Income                       188,009       234,493

Interest Expense-Cost of Funds
  Line of Credit-ECCU                               4,279        20,504
  Notes Payable                                   120,966       132,148
      Total Interest Expense                      125,245       152,652

Net Interest Income                                62,764        81,841

Operating Expenses
  Salaries and Benefits                            53,631        53,794
  Marketing and Promotion                           9,864         4,144
  Office Operations                                11,244        14,140
  Legal Expenses                                   26,803         8,010
  Amortization                                      2,585         7,754
       Total Operating Expenses                   104,127        87,842

(Loss)Income before provision for Income Taxes    (41,363)       (6,001)

Provision for Income Taxes                          2,154          (385)

Net (Gain/Loss) Income                           $(43,517)      $(5,616)



                      STATEMENTS OF CASH FLOWS

                                                Six months ended June 30,
                                                 1997               1996

Cash flows from operating activities:
  Income - Notes Receivable                     184,803            227,026
  Interest received - ECCU                        5,971              4,073
  Organizational income                          13,750                  0
  Cash paid to suppliers, vendors & ECCU        (85,863)           (80,748)
  Interest paid - borrowers and ECCU           (125,245)          (229,021)
  Other Income                                    1,501                  0
Net cash used by operating activities            (5,083)           (78,670)

Cash flows from investing activities:
  Notes Receivable purchased                 (3,585,522)        (1,247,516)
  Collections on Notes Receivable               588,334          1,420,180
  Prepaid Offering Expenses                       2,527             (5,330)
Net cash used by investing activities        (2,994,661)           167,334

Cash flows from financing activities:
  Line of Credit -- ECCU, net                   653,280           (471,925)
  Notes Payable, borrowings                   2,482,252          1,075,571
  Notes Payable, repayments                    (205,253)          (705,157)
  Common Stock purchased--ECCU                        0                  0
Net cash provided by financing activities     2,930,279           (101,511)

Net decrease in Cash                            (69,465)           (12,847)

Cash at beginning of period                     160,403            196,433

Cash at end of period                            90,939            183,586

Reconciliation of net income to cash
provided by operating activities
  Net Loss                                      (43,517)            (5,615)

  Adjustments to reconcile net income to
  net cash provided by operating activities -
  Amortization                                    2,585              7,754
  Prior period adjustment                         4,205                  0
  Decrease in interest receivable                18,016             (3,395)
  Decrease in prepaid expenses                    3,650              3,560
  Decrease in prepaid income taxes                   19              3,401
  Increase in accounts payable & accrued expenses 9,959            (84,375)

Net cash used by operating activities            (5,083)           (78,670)


                  MINISTRY PARTNERS INVESTMENT CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997 AND 1996

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

2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $90,939 and $183,586 at June 30, 1997 and 1996, respectively. Interest earned on these funds were $5,971 and $4,073 for the six months ended June 30, 1997 and 1996, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $5,998 - 1997 and $5,430 - 1996 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

   Notes payable are substantially to members of ECCU.

3. Notes receivable

   In March 1992, MPIC purchased a pool of first trust deed seasoned loans from ECCU for the then outstanding balance. Loan maturities extend through 2001, although the majority were due in 1995 and 1996. Interest rates range from 7.025% to 11.50%, yielding an average 9.138%. The loans were made to churches in Southern California and are the collateral for certain notes payable. This pool of first trust deed notes was retired in early 1996.

   During 1996 and 1997, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 8.25% to 11.25%. ECCU services these loans, charging a service fee.

   No allowance for doubtful accounts has been established for the notes receivable. The Company has no experience of loan loss and, as of June 30, 1997 and 1996, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Organization and start up costs

   Organization and start up costs at June 30, 1997 and 1996 are stated as follows:

                                          1997          1996
      Start up
      Cost                          $     63,292  $     63,292
      Accumulated amortization            63,292        52,907

                                           -0-          11,385

      Organization
      Cost                                15,438        15,438
      Accumulated amortization            15,438        12,607

                                            -0-          2,831
                                            -0-    $    14,216

5. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $1,071,184 and $311,642 was borrowed at June 30, 1997 and 1996, respectively. Interest at June 30, 1997 and 1996 was 6.100% and 6.048%, respectively, and varies according to ECCU's cost of funds.

6. Notes payable

   MPIC has unsecured notes payable at June 30, 1997, as follows:

                                      Total     Interest Rate

        Private Placement           $ 457,218   6.10  - 8.55
        CA Public Offering            513,257   6.81  - 8.66
        National Offering           2,259,433   5.65  - 7.86
        Special Offering            1,204,744   5.15  - 7.47

                                  $ 4,434,652

        Future maturities at June 30 are as follows:
                                                 1997           1996
        1996                               $       -     $   1,720,228
        1997                                  2,209,849      1,211,030
        1998                                  1,327,534        169,832
        1999                                    338,143        156,100
        2000                                    398,986        379,677
        2001                                     94,816         87,857
        2002                                     65,324           -
                                            $ 4,434,652    $ 3,724,724

7.     Public offering

       In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At June 30, 1997 and 1996, $513,257 and 1,394,189 respectively, were outstanding.

8.     National Offering

       In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering is currently available in California, Colorado and Oregon. It is pending in Arizona, and Washington. At June 30, 1997 and 1996, $2,259,433 and $ 0 , respectively, were outstanding.