Form 10QSB
period 1997-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 1997-11-10
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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


         1150 N. Magnolia Ave., Anaheim, California 92801
             (Address of principal executive offices)

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

                 YES   X                 NO

At September 30, 1997, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

                 YES                     NO   X

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of September 30, 1997 and 1996, Statements of Operations for the nine months ended September 30, 1997 and 1996, and Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                           Results of Operations

Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

     During the nine months ended September 30, 1997, the Company incurred a net loss of $(42,895) as compared to a net loss of $(8,347) for the same nine months ended September 30, 1996, a decrease in net income of $(34,548). This change is attributable primarily to increases in marketing, legal and accounting expenses as a new offering was prepared and presented to the public. Interest income, net, for the period, was $122,152, an increase of 1% from $121,050 for the nine months ended September 30, 1996. The Company's cost of funds (i.e., interest expense) during this period increased $20,908 (or 9.7%), to $235,730 for the nine months ended September 30, 1997 as compared to $214,822 for nine months ended September 30, 1996. This increase is attributable to an increase in the sale of debt securities (Notes Payable). At September 30, 1997, the company had outstanding debt securities of $6,573,441, up from $2,236,731 at September 30, 1996, an increase of 194%.

     The Company's general and administrative expenses for the nine months ended September 30, 1997 increased to $165,046 from $129,783 for the same period ending September 30, 1996, an increase of 27%. This is attributable to an increase of $22,084 in legal and accounting expenses associated with SEC registration, over the same period in 1996, and an increase of $20,740 in marketing and promotion expenses as the new offering was presented to the public.

                       Liquidity and Capital Resources

Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

     Net decrease in cash during the nine months ended September 30, 1997 was $(91,201), compared to a net decrease of $(33,566) for the nine months ended September 30, 1996, a decrease of $57,635. Net cash used by operating activities totaled $(27,624) for the nine months ended September 30, 1997, a decrease of $55,611 from $(83,235) used by operating activities during the nine months ended September 30, 1996. This difference is attributable primarily to a reduction in interest paid during the nine months ended September 30, 1997 as compared to the same period in 1996.

     Net cash used by investing activities totaled $(4,271,834) during the nine months ended September 30, 1997, compared to $1,458,106 provided during the nine months ended September 30, 1996, a difference of $(5,729,940). This difference is primarily attributable to an increase in Notes Receivable purchased during the nine months ended September 30, 1997 as compared to the same period in 1996.

     Net cash provided by financing activities totaled $4,208,257 for this nine month period in 1997, an increase of $5,616,694 from $(1,408,437) used by financing activities during the nine months ended September 30, 1996. This difference is primarily attributable to an increase in the Company's sale of outstanding debt securities (Notes Payable) during the nine months ended September 30, 1997 as compared to the same period in 1996.

     At September 30, 1997, the Company's cash, which includes cash reserves and cash available for investment in mortgage loans, was $69,202, down from $162,867 at September 30, 1996, a decrease of $93,665 (57.5%).

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

Dated: November 10, 1997  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)

                         By:  /s/ John C. Garmo
                              John C. Garmo, President

                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer


                              BALANCE SHEETS
                                UNAUDITED

                                                    September 30,
                                                  1997           1996
                                Assets

Current Assets
  Cash                                        $   69,202     $  162,867
  Notes Receivable                             1,235,992        805,924
  Interest Receivable                             41,791         25,595
  Prepaid Expense                                 47,761         53,230
  Prepaid Income Tax                                 761            780
     Total Current Assets                      1,395,507     $1,048,396

Other Assets
  Notes Receivable                            $6,378,853      2,685,959
  Organization & Start Up Cost, net                    0          6,462
     Total Other Assets                       $6,378,853     $2,692,421

Total Assets                                  $7,774,360     $3,740,816

                    Liabilities and Stockholder's Equity

Current Liabilities
  Accounts Payable                            $   17,365      $  10,697
  Line of Credit-ECCU                            210,373        492,708
  Notes Payable-current portion                5,031,597      1,364,182
     Total Current Liabilities                $5,259,334     $1,867,587

Long-term Liabilities
  Notes Payable                               $6,573,441     $2,236,731
  Less current portion                        (5,031,597)    (1,364,182)
     Total Long-term Liabilities              $1,541,844     $  872,549

Stockholder's Equity                          $1,000,000     $1,000,000
  Common Stock, 10,000,000 shares
    authorized, 100,000 shares issued
    & outstanding, no par value
  Retained Earnings                              (26,818)           680
     Total Stockholder's Equity                $ 973,182     $1,000,680

Total Liabilities & Stockholder's Equity      $7,774,360     $3,740,816

The accompanying notes are an integral part of these financial statements


              MINISTRY PARTNERS INVESTMENT CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                          Nine months ended September 30,
                                               1997         1996

 Interest Income
   Notes Receivable                      $    334,808   $  329,052
   Interest-bearing Accounts-ECCU               7,822        6,821
   Organizational Income                       13,750            0
   Other Income                                 1,501            0
      Total Interest Income                   357,882      335,873

Interest Expense-Cost of Funds
  Line of Credit-ECCU                          19,865       25,954
  Notes Payable                               215,865      188,868
      Total Interest Expense                  235,730      214,822

Net Interest Income                           122,152      121,050

Operating Expenses
  Salaries and Benefits                        84,605       81,400
  Marketing and Promotion                      26,259        5,519
  Office Operations                            16,527       20,741
  Legal & Accounting Expenses                  32,576       10,492
  Amortization                                  2,585       11,631
  Income Tax Expense                            2,494            0
      Total Operating Expenses                165,046      129,783

(Loss)Income before provision
  for income taxes                            (42,895)      (8,733)
  Provision for Income Taxes                        0         (385)

Net (Gain/Loss) Income                       $(42,895)   $  (8,347)

The accompanying notes are an integral part of these financial statements
             MINISTRY PARTNERS INVESTMENT CORPORATION
                      STATEMENTS OF CASH FLOWS

                                           Nine months ended September 30,
                                               1997         1996

Cash flows from operating activities:
  Income - Notes Receivable                   327,949      327,529
  Interest received - ECCU                      7,822        6,821
  Organizational income                        13,750            0
  Cash paid to suppliers, vendors and ECCU   (142,916)    (126,454)
  Interest paid - borrowers and ECCU         (235,730)    (291,191)
  Income taxes paid                                 0            0
  Other Income                                  1,501            0

Net Cash Used by Operating Activities         (27,624)     (83,235)


Cash flows from investing activities:
  Notes Receivable purchased               (3,860,014)    (158,510)
  Collections on Notes Receivable            (417,250)   1,623,316
  Prepaid Offering Expense                     (5,430)      (6,700)

Net cash used by investing activities      (4,271,834)   1,458,106

Cash flows from financing activities:
  Line of Credit --ECCU, net                 (207,531)    (290,859)
  Notes Payable, borrowings                 4,235,617            0
  Notes Payable, repayments                   180,171   (1,117,578)
  Common Stock purchased--ECCU                      0            0

Net cash provided by financing activities   4,208,257   (1,408,437)

Net increase/decrease in Cash                 (91,201)     (33,566)

Cash at beginning of period                   160,403      196,433

Cash at end of period                          69,202      162,867

Reconciliation of net income to cash
provided by operating activities

  Net Loss                                    (42,895)      (8,347)

Adjustments to reconcile net income to
net cash provided by operating activities-

  Amortization                                  2,585       11,631
  Prior period adjustment                       4,205            0
  Decrease/Increase in interest receivable     (6,859)      (1,463)
  Decrease in prepaid expenses                  7,708       (5,132)
  Decrease in prepaid income taxes                 19        3,401
  Increase in accounts payable & accrued        7,612      (83,325)
   expenses

Net cash used by operating activities         (27,624)     (83,235)


The accompanying notes are an integral part of these financial statements
               MINISTRY PARTNERS INVESTMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1997 AND 1996

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

Notes Receivable

Interest income on notes receivable is recognized over the term of the note and is generally computed using the simple interest method.


2.   Related party transactions

MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $69,202 and $162,867 at September 30, 1997 and 1996, respectively. Interest earned on these funds were $7,822 and $6,821 for the nine months ended September 30, 1997 and 1996, respectively.

MPIC utilized physical facilities and other services of ECCU. A charge of $9,237 - 1997 and $8,136 - 1996 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

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

No allowance for doubtful accounts has been established for the notes receivable. The Company has no experience of loan loss and, as of September 30, 1997 and 1996, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4.   Organization and start up costs

Organization and start up costs at September 30, 1997 and 1996 are stated as follows:

                                          1997          1996
      Start up
      Cost                          $     63,292  $     63,292
      Accumulated amortization            63,292        58,117

                                           -0-           5,175

      Organization
      Cost                                15,438        15,438
      Accumulated amortization            15,438        14,151

                                           -0-           1,287

                                           -0-    $      6,462

 5.   Line of credit - ECCU

MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $ 210,373 and $ 492,708 was borrowed at September 30, 1997 and 1996, respectively. Interest at September 30, 1997 and 1996 was 6.097% and 6.057%, respectively, and varies according to ECCU's cost of funds.

 6.   Notes payable

MPIC has unsecured notes payable at September 30, 1997, as follows:

                               Total              Interest Rate

    Private Placement         $  408,661          6.36  - 8.55
    CA Public Offering           521,192          6.81  - 8.66
    National Offering          4,237,224          5.14  - 7.86
    Special Offering           1,406,364          6.38  - 7.47

                              $6,573,441

Future maturities at September 30 are as follows:

                                   1997             1996

 1996                          $     -         $   267,143
 1997                           1,644,407        1,095,874
 1998                           3,205,382          200,670
 1999                             758,578          197,829
 2000                             468,702          323,368
 2001                              96,655          151,847
 2002                             176,181             -

                              $ 6,349,905      $ 2,236,731

7.     Public offering

In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At September 30, 1997 and 1996, $521,192 and 1,199,734 respectively, were outstanding.

8.     National Offering

In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering is currently available in California, Colorado, and Oregon. It is pending in Arizona and Washington. At September 30, 1997 and 1996, $4,237,224 and $ 0 , respectively, were outstanding.