Form 10KSB
period 1997-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 1998-03-31
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-KSB

     (Mark One)

     [ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission file number: 333-4028LA


             MINISTRY PARTNERS INVESTMENT CORPORATION
          (Name of small business issuer in its charter)

      California                                  33-0489154
(State or other jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)         Number)


         1150 N. Magnolia Ave., Anaheim, California 92801
        (Address of principal executive offices)(Zip code)

                          (714) 226-3619
                   (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class:
Name of each exchange on which registered:
Securities registered under Section 12(g) of the Exchange Act:
Title of each class:

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X                 NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year: $578,147

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: None.



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At December 31, 1997, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (e) any prospectus filed
pursuant to Rule 424(b) or   of the Securities Act of 1033 ("Securities Act").
The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).


    Transitional Small Business Disclosure Format (check one):

                       YES                      NO   X

PART I

Item 1.  Description of Business

The Company

   The Company, Ministry Partners Investment Corporation, is a California corporation, formed in October, 1991, for the sole purpose of investing in or purchasing existing loans to qualified church organizations. The Company was formed by and is currently the wholly-owned subsidiary of ECCU. See "BUSINESS OF THE COMPANY - ECCU and Its Relationship to the Company." The Company is a taxable organization under both federal and California state law. ECCU is a mutual benefit corporation and is presently exempt from federal but not California state income tax.

   The Company was organized for the purpose (mission) of providing funds for real property secured loans for the benefit of Evangelical churches and church organizations through funding provided by members of and persons associated with such churches and organizations. In accordance with its mission, the Company operates with a view towards providing the highest practical yields to its investors in relation to the yields it realizes on its Mortgage Loan investments and its operating, general and administrative costs. As the Company's sole shareholder, ECCU has not, and does not intend in the future to cause the Company to operate with a view towards maximizing profit. The Company's primary goal will be to continue to provide funds for secured loans to Evangelical churches and church organizations on a cost effective basis both for the Company and such borrowers.

  The Company is one of the few institutions or agencies within the western United States organized to assist local evangelical Christian church congregations and organizations to provide financing for the acquisition, development and/or renovation of churches or church-related properties. Historically, through the sale of its debt securities to persons affiliated with evangelical Christian churches and organizations, the Company has given these persons the opportunity to jointly and indirectly provide their organizations with such financing, something they may not have been able to accomplish individually. To date, the Company has suffered no defaults under any of its mortgage loans nor has the Company defaulted on or been delinquent in the payment of any interest or principal on the notes it has sold to investors.

   To date, the Company's investments have been financed by ECCU's investment in the Company's common stock and through the sale of its collateralized and uncollateralized notes. The Company's Mortgage
 Loan Investments have been facilitated through a warehouse credit line from ECCU. This credit line financing is currently in the amount of $2,100,000. This credit line, which the Company intends to maintain indefinitely, is subject to ECCU's standard commercial loan requirements, including blanket liens on the Company's assets. ECCU has agreed to subordinate this loan to the payment of its Class A and Class A-1 Notes. There is no assurance that ECCU will be able to continue to provide this credit line to the Company in the future.

   The Company currently employs two full-time persons. ECCU provides the Company with certain services for which ECCU charges the Company on a current basis.

Reports

   The Company has filed with the Commission a Registration Statement on Form SB-2 (including all amendments thereto, the "Registration Statement"), with respect to its Class A-1 notes. For further information about the Company and its Securities, reference is made to the Registration Statement and the exhibits thereto, which may be examined without charge at the public reference facilities maintained by the Commission at Room 1204, Judiciary Plaza, 450 Fifth Street NW, Washington, DC 20549, and copies of which may be obtained from the Commission upon payment of the prescribed fees. The Registration Statement may also be obtained from the Commission's website maintained at http://www.sec.gov.

      Since December 31, 1996 and continuing after the date of this report, the Company will be required to file such reports with the Securities and Exchange Commission (the "Commission") as it may be required to file pursuant to the Exchange Act by reason of Section 15(d) thereof. The Company is not otherwise subject to the information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith does not otherwise file reports, proxy statements and other information with the Commission. Any reports, proxy statements and other information filed by the Company in accordance with the Exchange
 Act can be inspected and copied at the public reference facilities maintained by the Commission at Room 1204, Judiciary Plaza, 450 Fifth Street NW, Washington, DC 20549 and Suite 1400, 5670 Wilshire Boulevard, 11th Floor, Los Angeles, California 90036. Copies of such material can be obtained at prescribed rates from the public reference section of the Commission at 450 Fifth Street NW, Washington, DC 20549. Copies of such reports, proxy statements and other information concerning the company may also be obtained from the Commission's website at http://www.sec.gov.


Item 2.  Description of Property

   The Company's business offices are located at 1150 N. Magnolia
 Avenue, Anaheim, California 92801. The Company's telephone number is 800-753-6742.

   The Company currently rents its offices (approximately 1,000 square feet) from ECCU on a month-to-month basis. ECCU provides the Company with certain services and the use of certain of its facilities for which ECCU charges the Company on a current basis. Presently, the amounts ECCU charges the Company in this regard are generally less than the market rate for similar services and facilities charged by unrelated persons. There is no assurance that ECCU will continue this practice in the future


Item 3.  Legal Proceedings

   As of the date of this Report, there is no material litigation, threatened or pending, against the Company. The Company's management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      The Company has 100,000 shares of its common stock outstanding, all of which shares are owned by Evangelical Christian Credit Union, 1150 N. Magnolia Avenue, Anaheim, California 92801. These shares are not traded publicly. None of the Company's officers or directors beneficially owns any of these shares. The Company does not have outstanding any options, warrants or convertible securities. No other rights to purchase securities of the Company have been issued.

Item 6.  Management's Discussion and Analysis of Operations

      The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

      The Company's plan of business consists of the offer and sale of debt obligations to investors on a continuous basis to provide funds for the Company's mortgage loan investments. Management believes that its strategy for maintaining liquidity will enable it to timely service and retire the Notes regardless of the maturity mix of the Notes outstanding.

      Management intends to continue the Company's current liquidity plan which relies primarily on funds from operations, cash reserves and borrowings under the ECCU Credit Line to pay interest and principal on its debt securities on a timely basis. Historically, these sources have provided sufficient funds for the Company's timely payment of debt security obligations and it has not been required or attempted to obtain funds from the sale or hypothecation of its Mortgage Loan investments. Historically, the Company has experienced significant rates of reinvestment or renewal by its debt security investors upon maturity of their investments. Thus, these sources may not continue to provide sufficient liquidity in the event the Company does not experience comparable reinvestment rates on the Notes. Even so, management believes that the Company can realize sufficient funds from its ECCU Credit Line and/or the sale or hypothecation of its Mortgage Loan investments, should additional funds be necessary to repay the Company's debt securities as they mature. Management bases this belief on the size and quality of the Company's Mortgage Loan investments, the availability of purchasers of those assets on a timely basis and a historic price (at or near par) paid for secured loans comparable to the Company's Mortgage Loan investments.

      Management does not believe that its ability to achieve sufficient margins between interest revenues and interest expenses will be adversely impacted by fluctuating interest rates or inflation. This is because of the Company's ability to adjust the interest rates offered to investors on its debt securities to reflect increases or decreases on interest rates achievable on the Company's Mortgage Loan investments. In addition, the Company's Mortgage Loan investments in general bear variable interest rates and reflect changes in interest rate fluctuations due to inflation or otherwise. Thus, as fluctuations affect yields on the Company's Mortgage Loan investments, it is able to adjust the cost of new funds from the sale of its debt securities accordingly.

                            Results of Operations

Twelve Months Ended December 31, 1997 vs. Twelve Months Ended December 31,
1996

     During the twelve months ended December 31, 1997, the Company incurred a net gain of $2,322 as compared to a net gain of $2,845 for the same twelve months ended December 31, 1996, a decrease in net income of $(523). Interest income, net, for the period, was $167,643, an increase of 7% from $156,031 for the twelve months ended December 31, 1996. The Company's cost of funds (i.e., interest expense) during this period increased $92,928 (or 35%)to $357,754 for the twelve month period ending December 31, 1997 as compared to $264,826 for the twelve months ended December 31, 1996. This is attributable to significant growth in the Company's debt securities portfolio. At December 31, 1997, the company had outstanding debt securities (Notes Payable) of $7,803,870, up from $2,157,652 at December 31, 1996, an increase of 262%.

     The Company's operating expenses for the twelve months ended December 31, 1997 increased to $212,217 from $170,771 for the same period ending December 31, 1996, an increase of 24%. This is attributable primarily to increases in marketing, legal and accounting expenses associated with SEC registration, over the same period in 1996.

                      Liquidity and Capital Resources

Twelve Months Ended December 31, 1997 vs. Twelve Months Ended December 31,1996

     Net increase in cash during the twelve months ended December 31, 1997 was $38,008, compared to a net decrease of $(115,814) for the twelve months ended December 31, 1996. This gain of $153,822 was due primarily to an increase in interest received on Notes Receivable, as $11,725,575 in Notes Receivable were purchased in 1997 compared to $1,559,963 in 1996. Net cash provided by operating activities totaled $14,487 for the twelve months ended December 31, 1997, an increase of $112,089 from $(97,602) used by operating activities during the twelve months ended December 31, 1996. This difference is attributable primarily to an increase in interest received during the twelve months ended December 31, 1997 as compared to the same period in 1996.

     Net cash used by investing activities totaled $(6,184,793) during the twelve months ended December 31, 1997, compared to $1,544,108 provided during the twelve months ended December 31, 1996, a difference of $(7,728,901). This difference is primarily attributable to an increase in Notes Receivable purchased during the twelve months ended December 31, 1997 as compared to the same period in 1996.
     Net cash provided by financing activities totaled $6,208,314 for this twelve month period in 1997, an increase of $7,770,634 from $(1,562,320) used by financing activities during the twelve months ended December 31, 1996.
This difference is primarily attributable to an increase in the Company's outstanding debt securities (Notes Payable) during the twelve months ended December 31, 1997 as compared to the same period in 1996.

     At December 31, 1997, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $119,985, up from $81,977 at December 31, 1996, an increase of $38,008 (46%).

     Financial Statements for the Years Ended December 31, 1997 and 1996

                               BALANCE SHEETS
                                                     December 31,
                                             1997 audited      1996 unaudited
                              Assets
Current Assets
Cash                                         $    119,985      $     81,977
Certificate of Deposit                                  0            78,426
Accounts Receivable                                 4,000                 0
Notes Receivable                                  418,958           829,630
Loans Receivable                                    1,811                 0
Interest Receivable                                41,771            34,932
Prepaid Expense                                    51,602            60,900
Prepaid Income Tax                                      0               780
  Total Current Assets                       $    638,127      $  1,086,646

Other Assets
Notes Receivable                                9,108,815         2,507,951
Loans Receivable                                   71,216                 0
Organization & Start Up Cost, net                       0             2,585
  Total Other Assets                         $  9,180,031      $  2,510,536

Total Assets                                 $  9,818,158      $  3,597,181

                          Liabilities and Stockholder's Equity
Current Liabilities
Accounts Payable                             $     16,253      $     9,753
Line of Credit-ECCU                               980,000          417,904
State Income Taxes Payable                          3,694                0
Notes Payable--current portion                  5,792,705        1,358,301
  Total Current Liabilities                  $  6,792,652      $ 1,785,958

Long-term Liabilities
Notes Payable                                $  7,803,870      $ 2,157,652
  Less current portion                         (5,792,705)      (1,358,301)
  Total Long-term Liabilities                $  2,011,165      $   799,351

Stockholder's Equity
 Common Stock, 10,000,000 shares
 authorized, 100,000 shares issued &
 outstanding, no par value                   $  1,000,000      $ 1,000,000
 Retained Earnings                                 14,341           11,871
  Total Stockholder's Equity                 $  1,014,341      $ 1,011,872

Total Liabilities & Stockholder's Equity     $  9,818,158      $ 3,597,181

The accompanying notes are an integral part of these financial statements

               STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                      December 31,
                                             1997 audited      1996 unaudited
Interest Income
Notes and loans receivable                   $    512,411       $  412,211
Interest-bearing Accounts-ECCU                     12,986            8,646
  Total Interest Income                           525,397          420,857

Interest Expense
Line of Credit-ECCU                                21,948           34,424
Notes Payable                                     335,806          230,402
  Total Interest Expense                          357,754          264,826

Net Interest Income                               167,643          156,031

Other Income
Point fee income                                   52,750           18,000

Operating Expenses
Salaries and Benefits                             113,268          105,670
Marketing and Promotion                            34,556            6,393
Office occupancy                                   12,585           11,446
Office Operations                                  10,089           17,285
Legal and Accounting Expenses                      39,133           14,469
Amortization                                        2,585           15,508
  Total Operating Expenses                        212,217          170,771

(Loss)Income before provision
 for income taxes                                   8,176            3,259

Provision for Income Taxes                          5,854              415

Net Income                                   $      2,322      $     2,845

The accompanying notes are an integral part of these financial statements.

                         STATEMENTS OF CASH FLOWS
                                                      December 31,
                                             1997 audited      1996 unaudited
Cash flows from operating activities:
Interest received notes & loans receivable   $    505,572          401,410
Interest received interest bearing accounts        12,986            5,221
Point fee income received                          48,750           18,000
Cash paid to suppliers, vendors and ECCU         (191,553)        (181,037)
Interest paid - investors and ECCU               (357,754)        (341,196)
Income taxes paid                                  (3,514)               0
Net Cash (used for)/ provided by
 Operating Activities                              14,487          (97,602)

Cash flows from investing activities:
Principal payments received on
 notes receivable                            $  5,535,383      $ 3,179,071
Purchase of notes receivable                  (11,725,575)      (1,559,963)
Principal payments received on
 loans receivable                                   1,973                0
Loans made                                        (75,000)               0
(Purchase)/proceeds from
 certificate of deposit                            78,426          (75,000)
Net cash (used for)/provided by
 investing activities                          (6,184,793)       1,544,108

Cash flows from financing activities:
Advances made on line of credit - ECCU          3,606,675        1,668,000
Principal payments made on line of credit      (3,044,579)      (2,033,663)
Proceeds from borrowings on notes payable      10,546,826        2,157,652
Principal payments made on notes payable       (4,900,608)      (3,354,309)
Net cash (used for)/provided by
 financing activities                           6,208,314       (1,562,320)

Net increase/(decrease) in Cash                    38,008         (115,814)

Cash at beginning of period                        81,977          197,791

Cash at end of period                             119,985           81,977

Reconciliation of net income to cash
 provided by operating activities

  Net Gain                                          2,322            2,845
  Adjustments to reconcile net income
   to net cash provided by
   operating activities-
    Amortization                                    2,585           15,508
    Increase in interest receivable                (6,839)         (14,226)
   (Increase) Decrease in prepaid expenses         11,579          (20,860)
    Decrease in prepaid income taxes                    0            3,400
    Increase in income taxes payable                2,340                0
    Increase in accounts receivable                (4,000)               0
   (Decrease)Increase in accounts payable &
     accrued expenses                               6,500          (84,269)
Net cash (used for)/provided by
 operating activities                              14,487          (97,602)

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

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

     Prepaid offering expense

     Prepaid offering expense is related to a public offering of unsecured notes. It is being amortized over a three year period.

     Organization and start up costs

     Organization and start up costs have been capitalized and are being amortized, using the straight-line method over a five-year period.

     Notes Receivable

     Interest income on notes receivable is recognized over the term of the note and is generally computed using the simple interest method.

2.   Related party transactions

     MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU at December 31, 1997 were $119,985 and at December 31, 1996 were $81,977. Interest earned on these funds for the years ended December 31. 1997 were $12,986 and at December 31, 1996 were $8,646.

     MPIC, as part of its investment strategy, purchases an interest in loans offered for sale by ECCU. In consideration, ECCU has entered into an agreement with MPIC to share net fee income on loans purchased. MPIC purchased loans totaling $11,725,575 from ECCU and received $52,750 of fee income from ECCU on selected loans purchased during the year ended
December 31. 1997. MPIC recognized interest income on notes receivable from ECCU of $512,411 during the year ended December 31, 1997 and $412,211 during the year ended December 31, 1996.

     MPIC pays support charges for management services and rent to ECCU on a month-to-month basis. A charge of $12,585 - 1997 and $11,446 - 1996 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

     Notes payable are substantially to members of ECCU.

3.   Notes receivable

     The notes receivable are backed by loan participation agreements secured by loans originated by ECCU to various churches and related organizations to finance facilities. Loan maturities extend through 2010, although the majority are due in 2000 and 2002. The notes earn interest at rates between 8% and 11.275%, with a weighted average yield of 9.203%.

     No allowance for doubtful accounts has been established for the notes receivable. The Company has no experience of loan loss and, as of December 31, 1997 and 1996, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4.   Line of credit - ECCU

     MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $ 980,000 and $ 417,904 was borrowed at December 31, 1997 and 1996, respectively. Interest at December 31, 1997 and 1996 was 6.175% and 5.902%, respectively, and varies according to ECCU's cost of funds.

5.   Notes payable

     MPIC has unsecured notes payable at December 31, 1997, as follows:

                                     Total            Interest Rate

               Private Placement     $   381,030      6.36  - 8.55
               CA Public Offering        478,643      6.81  - 8 .66
               National Offering       3,673,929      5.14  - 7.70
               Special Offering        3,270,268      5.64  - 7.86

                                     $ 7,803,870

          Future maturities at December 31 are as follows:

                                     1997             1996

               1997                  $     -          $ 1,121,656
               1998                    5,689,477          234,552
               1999                    1,306,032          156,855
               2000                      478,047          164,001
               2001                       98,531          480,588
               2002                      231,783             -

                                     $ 7,803,870      $ 2,157,652


6.   Public offering

     In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At December 31, 1997 and 1996, $478,643 and 1,141,394 respectively, were outstanding.

     In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering is currently available in California, Colorado, and Oregon. At December 31, 1997 and 1996, $3,673,929 and $ 23,033, respectively, were outstanding.

     In December, 1997, MPIC received approval from the Securities and Exchange Commission to offer $15,000,000 in unsecured notes payable nation wide. This offering has not been made effective on December 31, 1997 and sales for the new offering have not begun.


Item 7.  Financial Statements

The following Balance Sheets, Statements of Operations and Statements of Cash Flows for the twelve months ended December 31, 1997, the three months ended December 31, 1996 and the twelve months ended September 30, 1996 of Registrant (the "Company") are audited statements for the periods reported. The financial statements for 1997 are included at the end of this Form 10-KSB on pages F-1 through F-7.

                               BALANCE SHEETS

                           Year Ended     Three Months Ended   Year Ended
                           December 31,      December 31,      September 30,
                           1997              1996              1996
                           -------------------------------------------------
ASSETS
Current Assets
  Cash                     $    119,985      $     81,977      $     85,583
  Certificates of deposit             0            78,426            77,284
  Notes receivable              418,958           829,630           831,537
  Loans receivable                1,811                 0                 0
  Interest receivable            41,771            34,932            25,594
  Accounts receivable             4,000                 0                 0
  Prepaid expenses               51,602            63,181            54,010
    Total Current Assets        638,127         1,088,146         1,074,008
Other Assets
  Notes receivable            9,108,815         2,507,951         2,660,346
  Loans receivable               71,216                 0                 0
  Organizational &
   start-up costs, net                0             2,585             6,462
    Total Other Assets        9,180,031         2,510,536         2,666,808
Total Assets                  9,818,158         3,598,682         3,740,816

LIABILITIES AND
  STOCKHOLDER'S EQUITY
Current Liabilities
  Accounts payable         $     16,253             9,753            10,697
  Line of credit                980,000           417,904           492,708
  Notes payable -
   current portion            5,792,705         1,358,301         1,363,017
  Income taxes payable            3,694             1,354                 0
Total Current Liabilities     6,792,652         1,787,312         1,866,422

Long-term Liabilities
  Notes payable               7,803,870         2,157,652         2,236,731
   Less current portion      (5,792,705)       (1,358,301)       (1,363,017)
Total Long-term Liabilities   2,011,165           799,351           873,714

Stockholder's Equity
  Common stock, 10,000,000
  shares authorized,
  100,000 shares issued &
  outstanding, no par value    1,000,000         1,000,000         1,000,000
  Retained earnings               14,341            12,019               680
Total Stockholder's Equity     1,014,341         1,012,019         1,000,680

Total Liabilities and
Stockholder's Equity       $   9,818,158     $   3,598,682     $   3,740,816




                    STATEMENTS OF INCOME AND RETAINED EARNINGS

                           Year Ended     Three Months Ended   Year Ended
                           December 31,      December 31,      September 30,
                           1997              1996              1996
                           -------------------------------------------------
INTEREST INCOME
Notes receivable and
 loans receivable          $     512,411     $      83,158     $     437,168
Interest-bearing accounts         12,986             1,826             8,380
Total Interest Income            525,397            84,984           445,548

INTEREST EXPENSE
Line of credit                    21,948             8,471            35,443
Notes payable                    335,806            41,533           252,167
Total Interest Expense           357,754            50,004           287,610

NET INTEREST INCOME              167,643            34,980           157,938

OTHER INCOME
Point fee income                  52,750            18,000                 0
Other                                  0             1,501                 0
Total Other Income                52,750            19,501                 0

OPERATING EXPENSES
Salaries and
 benefits reimbursed             113,268            24,270           105,751
Marketing and promotion           34,557               874             7,950
Office occupancy                  12,585                 0                 0
Office operations                 10,089             7,911            24,873
Legal and accounting              39,133             4,056            18,320
Amortization                       2,585             3,877            15,508
Total Operating Expenses         212,217            40,988           172,402

INCOME BEFORE PROVISION
FOR INCOME TAXES                   8,176            13,493           (14,464)
Provision for Income Taxes         5,854             2,154               800

NET INCOME                         2,322            11,339           (15,264)

RETAINED EARNINGS, BEGINNING      12,019               680            15,944

RETAINED EARNINGS, ENDING  $      14,341     $      12,019     $         680




                             STATEMENTS OF CASH FLOWS

                             Year Ended    Three Months Ended  Year Ended
                             December 31,      December 31,   September 30,
                             1997              1996            1996
                             -------------------------------------------------

CASH FLOWS FROM
 OPERATING ACTIVITIES
Interest received on notes
 receivable and
 loans receivable            $     505,572     $    73,820     $     439,335
Interest received on
 interest-bearing accounts          12,986           1,826             8,380
Point fee income received           48,750          18,000                 0
Cash paid to suppliers,
 vendors and parent               (191,553)        (45,725)         (177,304)
Interest paid to investors
 and parent                       (357,754)        (50,004)         (356,631)
Income taxes paid                   (3,514)           (800)             (800)
Net cash provided (used)
 by Operating Activities            14,487          (2,883)          (87,020)

CASH FLOWS FROM
 INVESTING ACTIVITIES
Principal payments received
 on notes receivable             5,535,383         319,921         2,231,583
Purchase of notes receivable   (11,725,575)       (165,619)       (1,418,108)
Purchase of certificate
 of deposit                              0          (1,142)          (77,284)
Principal payments received
 on loans receivable                 1,973               0                 0
Loans made                         (75,000)              0                 0
Proceeds from maturities
 of certificate of deposit          78,426               0                 0
Net cash provided (used) by
 Investing Activities           (6,184,793)        153,160           736,191

CASH FLOWS FROM
 FINANCING ACTIVITIES
Advances made on
 line of credit                  3,606,675         289,000         2,037,495
Principal payments made on
 line of credit                 (3,044,579)       (363,805)       (1,883,321)
Proceeds from borrowings
 on notes payable               10,546,826         259,052         1,555,234
Principal payments made
 on notes payable               (4,900,608)       (338,130)       (2,423,486)
Net cash provided (used) by
 Financing Activities            6,208,314        (153,883)         (714,078)

Net increase in cash                38,008          (3,606)          (64,907)

Cash at beginning of year           81,977          85,583           150,490

Cash at end of year          $     119,985   $      81,977     $      85,583

Reconciliation of net
 gain (loss) to cash
 provided (used) by
 operating activities:
   Net gain (loss)                   2,322          11,339           (15,264)
 Adjustments to reconcile
    net gain (loss) to net
    cash provided (used) by
    operating activities:
      Amortization                   2,585           3,877            15,508
      (Increase) Decrease in
        interest receivable         (6,839)         (9,338)            2,167
      (Increase) in accounts
        receivable                  (4,000)              0                 0
      (Increase) Decrease in
        prepaid expenses            11,579          (9,171)          (17,679)
       Increase (Decrease)
        in accounts payable
        and accrued expenses         6,500            (944)          (71,752)
       Increase in
        income taxes payable         2,340            1,354                0

 Net Cash Provided (Used)
  by Operating Activities    $      14,487     $     (2,883)   $     (87,020)


Item 8. Changes In and disagreements With Accountants on Accounting and Financial Disclosure

         None


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

   Set forth below are the Directors and Executive officers of the Company.

 Name                        Position Held

 Mark G. Holbrook            Chairman of the Board

 John C. Garmo               President

 Mark A. Johnson             Chief Financial Officer, Treasurer, Director

 Van C. Elliott*             Director

 Arthur G. Black             Director

 Wallace G. Norling*         Director

 Scott T. Vandeventer        Director

 * Denotes Independent Director

       The following is a summary of the business experience of the officers and directors of the Company during the past five years.

       MARK G. HOLBROOK, age 47, has served as chairman of the Company since its inception. Mr. Holbrook also serves as president and chief executive officer of ECCU. Mr. Holbrook serves as Board Chairman of Christian Management Association.

       JOHN C. (SKIP) GARMO, age 50, has served as president of the Company since December, 1994. As president, Dr. Garmo is responsible for the management of the Company's day-to-day operations subject to the supervision of the Company's Board of Directors. Prior to joining the Company, Dr. Garmo served as vice president of MAF Foundation, a private foundation specializing in charitable gift-planning. He is active in various professional organizations and serves on several not-for-profit boards.

       MARK A. JOHNSON, age 40, has served as chief financial officer, treasurer, and a director of the Company since its inception. Mr. Johnson also serves as executive vice president of ECCU, a position he has held since June, 1993. Mr. Johnson is also owner of Mailboxes Surprises since its inception in January 1994.

       VAN C. ELLIOTT, age 60, has served as director of the Company since 1994. He has served as director for ECCU since 1990. Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994 where he was responsible for the general administrative oversight of the association's activities. Since that time, he has been self-employed as a consultant, and is Vice President of Business Services for Dynamic Church Planting International. Mr. Elliott is a member of the Institute of Certified Financial Planners, Christian Estate Planners of California, Christian Management Association, and holds the professional designation of Certified Financial Planner.

       ARTHUR G. BLACK, age 59, was elected to the Company's board of directors in 1994. Mr. Black is currently a ministry development officer at ECCU. Mr. Black was previously executive vice president of Truth For Life (1994-1996), a nationally-syndicated radio Bible teaching ministry. He served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. He is a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors.

       WALLACE G. NORLING, age 72, has served as a director of the Company since its inception. Dr. Norling serves as Superintendent Emeritus of the southwest district of the Evangelical Free Church.

       SCOTT T. VANDEVENTER, age 41, has served as a director of the Company since 1992. Mr. Vandeventer has been employed by ECCU since 1988 and is currently executive vice president and chief operating officer of ECCU.
 Mr. Vandeventer is also currently associated with NYE Partners, a business consulting firm whose clients may include firms doing business with the Company and/or ECCU.

Item 10.  Executive Compensation

       Except for Mr. Garmo, none of the Company's officers or directors currently receives compensation from the Company. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on behalf of the Company.

     The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company during its fiscal year ended December 31, 1997, its transitional year ended December 31, 1996 and its fiscal years ended September 30, 1996, 1995 and 1994 by its Chief Executive Officer and President. None of the Company's executive officers (the named Executive Officers) had a total salary, plus bonus, exceeding $100,000 during this period.

                             Summary Compensation Table

                        Annual Compensation    Long-Term Compensation

                                                                  Securities
 Name and                 Fiscal Year               Restricted    Underlying
 Principal Position       Ended       Salary(s)(1)  Stock Awards  Options

 Mark G. Holbrook,        12-31-97    (2)           -0-           -0-
 Chairman, Chief          12-31-96    (2)           -0-           -0-
 Executive Officer         9-30-96    (2)           -0-           -0-
                           9-30-95    (2)           -0-           -0-

 John C. Garmo,           12-31-97    $62,575       -0-           -0-
 President                12-31-96    $14,815       -0-           -0-
                           9-30-96     59,500       -0-           -0-
                           9-30-95     55,000       -0-           -0-

 (1) No bonuses were paid to any executive officers during the periods stated.

 (2)   Mr. Holbrook is a full-time employee of ECCU.  Since
       December 1, 1994, the commencement date of Mr. Garmo's employment by the Company, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer and director of the Company. The Company reimburses ECCU for that portion of Mr. Holbrook's time devoted to service to the Company as an officer (but not director). Mr. Holbrook currently devotes less than 1% of his time as an officer of the Company.

 Option/Warrant Grants in Current Fiscal Year. No options, warrants or other rights to purchase securities of the Company have been issued.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The Company has 100,000 shares of its common stock outstanding, all of which shares are owned by Evangelical Christian Credit Union. These shares are not traded publicly. None of the Company's officers or directors beneficially owns any of these shares. The Company does not have outstanding any options, warrants or convertible securities. No other rights to purchase securities of the Company have been issued.

Item 12.  Certain Relationships and Related Transactions

      None

Item 13.  Exhibits and Reports on Form 8-K

                          Exhibits.

   3.1   Articles of Incorporation of Registrant.(1)

   3.2   Bylaws of Registrant.(1)

   4.1   Form of Class A-1 Note.(2)

   4.2   Form of Class A-1 Loan and Standby Trust Agreement.(2)

   4.3   ECCU Class A-1 Note Subordination Agreement.(2)

   5.1   Opinion of Rushall & McGeever.(2)

  10.1   ECCU Loan Agreement and Note.(1)

  23.1   Consent of Rushall & McGeever (included in Exhibit 5.1 hereto).(1)

  23.2   Consent of Turner, Warren, Hwang & Conrad (2)

  23.3   Consent of Turner, Warren, Hwang & Conrad (2)

  24.1   Powers of Attorney (included on page II-4 of Registration
         Statement).(2)

  27     Financial Data Schedule (included)
 ____________________

(1) Incorporated by reference from Registration Statement on Form SB-2 filed on April 24, 1996 as amended.
(2) Incorporated by reference from Registration Statement on Form SB-2 filed on November 19, 1997 as amended.

 Reports on Form 8-K:  None


                                SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1998  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ John C. Garmo
                              John C. Garmo, President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer






                     MINISTRY PARTNERS INVESTMENT
                              CORPORATION

                          FINANCIAL STATEMENTS

                           DECEMBER 31, 1997




















                     TURNER, WARREN, HWANG & CONRAD
                        ACCOUNTANCY CORPORATION


                           TABLE OF CONTENTS

                                                            Page

Independent Auditor's Report                                F-1

Balance Sheet                                               F-2

Statement of Income and Retained Earnings                   F-3

Statement of Cash Flows                                     F-4

Notes to Financial Statements                               F-5

                     TURNER, WARREN, HWANG & CONRAD
                        ACCOUNTANCY CORPORATION
                   100 NORTH FIRST STREET, SUITE 202
                       BURBANK, CALIFORNIA  91502

GARY W. TURNER , CPA
JUDITH M. WARREN , CPA
WALTER Y. HWANG, CPA
DAVID A. CONRAD, CPA
                                                 (818) 955-9537
                                                 (562) 435-2826

                                           FAX   (818) 955-8416


                   INDEPENDENT AUDITOR'S REPORT

Board of Directors
Ministry Partners Investment Corporation
Anaheim, California

We have audited the accompanying balance sheet of Ministry Partners Investment Corporation as of December 31, 1997, and the related statements of income and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The above-mentioned financial statements have been prepared from the separate records maintained by Ministry Partners Investment Corporation and may not necessarily be indicative of the results of its operations and its cash flows if the Company (a wholly owned subsidiary of Evangelical Christian Credit Union) had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from the parent company.


TURNER, WARREN, HWANG & CONRAD
ACCOUNTANCY CORPORATION

Burbank, California
February 6, 1998
                                     F-1

                 MINISTRY PARTNERS INVESTMENT CORPORATION
                             BALANCE SHEET
                           DECEMBER 31, 1997

ASSETS

Current Assets

   Cash                                               $     119,985
     Notes receivable                                       418,958
     Loans receivable                                         1,811
     Interest receivable                                     41,771
     Accounts receivable                                      4,000
     Prepaid expenses                                        51,602
         Total Current Assets                         $     638,127

   Other Assets
     Notes receivable                                     9,108,815
     Loans receivable                                        71,216
         Total Other Assets                               9,180,031

               Total Assets                           $   9,818,158


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Accounts payable                                   $      16,253
   Line of credit                                           980,000
   Notes payable - current portion                        5,792,705
   Income taxes payable                                       3,694

         Total Current Liabilities                     $  6,792,652

Long-term Liabilities
   Notes payable                                          7,803,870
      Less current portion                               (5,792,705)

         Total Long-term Liabilities                      2,011,165

Stockholder's Equity
   Common stock, 10,000,000 shares authorized,
      100,000 shares issued and outstanding, no
      par value                                           1,000,000
   Retained earnings                                         14,341

         Total Stockholder's Equity                       1,014,341

Total Liabilities and Stockholder's Equity            $   9,818,158

            MINISTRY PARTNERS INVESTMENT CORPORATION
            STATEMENT OF INCOME AND RETAINED EARNINGS
               FOR THE YEAR END DECEMBER 31, 1997

INTEREST INCOME
     Notes receivable and loans receivable            $     512,411
     Interest-bearing accounts                               12,986
         Total Interest Income                        $     525,397

INTEREST EXPENSE
     Line of credit                                          21,948
     Notes payable                                          335,806
         Total Interest Expense                             357,754

NET INTEREST INCOME                                         167,643

OTHER INCOME
     Point fee income                                        52,750
         Total Other Income                                  52,750

OPERATING EXPENSES
Salaries and benefits reimbursed                            113,268
Marketing and promotion                                      34,557
Office occupancy                                             12,585
Office operations                                            10,089
Legal and accounting                                         39,133
Amortization                                                  2,585
        Total Operating Expenses                           212,217


INCOME BEFORE PROVISION FOR INCOME TAXES                      8,176

Provision for Income Taxes                                    5,854

NET INCOME                                                    2,322

RETAINED EARNINGS, BEGINNING                                 12,019

RETAINED EARNINGS, ENDING                             $      14,341

                MINISTRY PARTNERS INVESTMENT CORPORATION
                         STATEMENT OF CASH FLOWS
                   FOR THE YEAR END DECEMBER 31, 1997


CASH FLOWS FROM OPERATING ACTIVITIES
Interest received on notes receivable and
 loans receivable                                     $     505,572
Interest received on interest-bearing accounts               12,986
Point fee income received                                    48,750
Cash paid to suppliers, vendors and parent                 (191,553)
Interest paid to investors and parent                      (357,754)
Income taxes paid                                            (3,514)
     Net Cash Provided by Operating Activities               14,487

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on notes receivable           5,535,383
Purchase of notes receivable                            (11,725,575)
Principal payments received on loans receivable               1,973
Loans made                                                  (75,000)
Proceeds from maturities of certificate of deposit           78,426
     Net Cash Used by Investing Activities               (6,184,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on line of credit                           3,606,675
Principal payments made on line of credit                (3,044,579)
Proceeds from borrowings on notes payable                10,546,826
Principal payments made on notes payable                 (4,900,608)
     Net Cash Provided by Financing Activities            6,208,314

Net increase in cash                                         38,008

Cash at beginning of year                                    81,977

Cash at end of year                                   $     119,985

Reconciliation of net income to net cash used by
operating activities:
      Net income                                      $       2,322
   Adjustments to reconcile net income to
    net cash used by operating activities:
      Amortization                                            2,585
      Increase in interest receivable                        (6,839)
      Increase in accounts receivable                        (4,000)
      Decrease in prepaid expenses                           11,579
      Increase in accounts payable and accrued expenses       6,500
      Increase in income taxes payable                        2,340

         Net Cash Provided by Operating Activities    $      14,487











                                     F-4
             MINISTRY PARTNERS INVESTMENT CORPORATION
                 NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Ministry Partners Investment Corporation was incorporated in California in 1991 and is a wholly-owned subsidiary of Evangelical Christian Credit Union (ECCU). The Company provides funds for real property secured loans for the benefit of Evangelical churches and church organizations through funding provided by members of and persons associated with such churches and organizations. The Company's offices, as well as those of its loan origination source, ECCU, are located in the state of California and substantially all of the business and operations of the Company are currently conducted in California and its mortgage loan investments are concentrated in California.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Notes Receivable: Interest income on notes receivable is recognized over the term of the note and is generally computed using the simple interest method.

Prepaid Offering Expense: Prepaid public offering is related to a public offering of unsecured notes. It is being amortized over a three-year period.

Organization and start up costs: Organization and start-up costs have been capitalized and are being amortized, using the straight-line method over a five-year period.

NOTE 2 -  RELATED PARTY TRANSACTIONS

The Company maintains all its funds at the parent, ECCU. Total funds held with ECCU at December 31, 1997 were $119,985. Interest earned on these funds for the year ended December 31, 1997 was $12,986.
The Company, as part of its investment strategy, purchases an interest in loans offered for sale by ECCU. In consideration, ECCU has entered into an agreement with the Company to share net fee income on loans purchased. The Company purchased loans totaling $11,725,575 from ECCU and received $52,750 of fee income from ECCU on selected loans purchased during the year ended December 31, 1997. The Company recognized interest income on notes receivable from ECCU of $512,411 during the year ended December 31, 1997.

The Company pays support charges for management services and rent to ECCU on a month-to-month basis. A charge of $30,074 was made for these services for the year ended December 31, 1997. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

                                    F-5
The Company reimburses ECCU for salaries and benefits of employees. The amount reimbursed for the year ended December 31, 1997 was $113,268. There was $11,739 due to ECCU at December 31, 1997.

NOTE 3 - NOTES RECEIVABLE

The notes receivable are backed by loan participation agreements secured by loans originated by ECCU to various churches and related organizations to finance facilities. Loan maturities extend through 2010, although the majority are due in 2000 to 2002. The notes earn interest at rates between 8% and 11.375%, with a weighted average yield of 9.203%.

No allowance for uncollectible accounts has been established for the notes receivable. The Company has no experience of loan loss and, as of December 31, 1997, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

NOTE 4 - LINE OF CREDIT

The Company has an unsecured $2,100,000 line of credit with ECCU that expires March 31, 1998. There was $980,000 outstanding as of December 31, 1997. Interest at December 31, 1997 was 6.175%, and varies according to ECCU's cost of funds. Interest of $21,948 was paid to ECCU during the year ended December 31, 1997.

NOTE 6 - NOTES PAYABLE

The Company has unsecured notes payable at December 31, 1997, as follows:


                         Amount         Interest Rate

Private Placement Notes       $   381,030       6.36% - 8.55%
Public Offering Notes             478,643       6.81% - 8.66%
National Offering Notes         3,421,729       5.14% - 7.70%
Special Offering Notes          3,522,468       5.64% - 7.86%

                              $ 7,803,870

Notes payable are substantially to members of ECCU.

The following are maturities of notes payable for each of the next five years:

Year Ending December 31,

            1998              $ 5,689,391
            1999                1,309,605
            2000                  474,563
            2001                   98,530
            2002                  231,781

                              $ 7,803,870

                                     F-6
                    NOTE 6 - PUBLIC OFFERING

In August 1994, the Company received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. There was $478,643 outstanding at December 31,1997. This offering has been discontinued.

The Company filed a registration statement with the U.S. Securities and Exchange Commission and received approval in October 1996 to offer $5,000,000 in unsecured promissory notes to the public. There was $3,421,729 outstanding at December 31, 1997.

The Company filed a registration statement with the U. S. Securities and Exchange Commission and received approval in December 1997 to offer $15,000,000 in unsecured promissory notes to the public. As of December 31, 1997 none of that issue was outstanding.

NOTE 7 - INCOME TAXES

Federal income and state franchise taxes for the year ended December 31, 1997 are as follows:

            Federal income taxes          $  3,660
            State franchise taxes            2,194
            Tax expense                   $  5,854


NOTE 8 - CONCENTRATION OF CREDIT RISK

At December 31, 1997, the Company had cash at ECCU which is not federally insured. The aggregate uninsured amount was $105,045.