Form 10QSB
period 1998-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 1998-05-15
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

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

                 YES   X                 NO

At March 31, 1998, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.
Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

                  YES                     NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of March 31, 1998 and 1997, Statement of Operations for the three months ended March 31, 1998 and 1997, and Statements of Cash Flows for the three months ended March 31, 1998 and 1997 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and 1997 and for the three months ended March 31, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                           Results of Operations

Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997

     During the three months ended March 31, 1998, the Company incurred a net gain of $11,438 as compared to a net loss of $(33,754) for the same three months ended March 31, 1997, an increase in net income of $45,192. Interest income, net, for the period increased to $74,861, an increase of $53,931 (or 158%) from $20,930 for the three months ended March 31, 1997. These increases are attributable primarily to an increase in the Company's Mortgage Loan investments. The Company's cost of funds (i.e., interest expense) during this period increased $97,744 (or 186%); i.e., $150,432 for the three month period ending March 31, 1998 as compared to $52,688 for the three months ended March 31, 1997. This increase is attributable to an increase in Notes Payable. At March 31,1998, the company had outstanding debt securities (Notes Payable) of $8,635,978, up from $3,447,728 at March 31, 1997, an increase of 150%.


     The Company's general and administrative expenses for the three months ended March 31, 1998 increased to $61,264 from $57,473 for the same period ending March 31, 1997, an increase of 7%. This is attributable to increases in such expenses as marketing and accounting over the same period in 1997.

                      Liquidity and Capital Resources

Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997

     Net decrease in cash during the three months ending March 31, 1998 was $(40,153), compared to a net increase of $180,064 for the three months ended March 31, 1997, a difference of $220,217. Net cash provided by operating activities totaled $709 for the three months ended March
31, 1998, an increase of $9,175 over $(8,466) used by operating activities during the three months ended March 31, 1997. This difference is attributable primarily to an increase in income from Notes Receivable during the three month period ending March 31, 1998 as compared to the same period in 1997.

     Net cash used by investing activities totaled $(989,882) during the three months ended March 31, 1998, compared to $(683,641) used during the three months ended March 31, 1997, an increase of $(306,241) or 45%. This difference is attributable to an increase in Notes Receivable purchased and a decrease in Notes Receivable collected during the three month period ending March 31, 1998 as compared to the same period in 1997.

     Net cash provided by financing activities totaled $949,021 for this three month period in 1998, an increase of $76,850, or 9%, from $872,171 provided by financing activities during the three month period ending March 31, 1997. This difference is attributable to an increase in the Company's outstanding debt securities (Notes Payable) during the three month period ending March 31, 1997 as compared to the same period in 1996.

     At March 31, 1998, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $79,833, down from $340,467 at March 31, 1996, a decrease of $260,634.

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

Dated: May 12, 1998  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ John C. Garmo
                              John C. Garmo, President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer

                   MINISTRY PARTNERS INVESTMENT CORPORATION
                             Financial Statements
             For the quarters ended March 31, 1998 and 1997


                               BALANCE SHEETS

                                                       March 31,
                                                    1998       1997


ASSETS:

Cash - ECCU                                   $   79,834  $   340,467
Loan receivable                                   69,931            0
Notes receivable                              10,522,180    4,015,891
Interest receivable                               59,346       23,641
Prepaid offering expense                          10,845        9,797
Prepaid expenses                                  31,461       50,503
Furniture, Fixtures & Equipment (net)              3,066            0
Organization and start up cost, net                    0            0
Total assets                                  10,776,663    4,440,299

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable                                       0             0
Salaries payable                                   2,739             0
Accrued expenses - ECCU                           11,940        10,249
Line of credit - ECCU                          1,096,914             0
Notes payable                                  8,635,978     8,447,728
Income taxes payable                               3,508             0
Total liabilities                               9,751,079     3,457,977

Equity:
Common stock, 100,000 shares, no par value     1,000,000     1,000,000
Retained earnings                                 25,584       (17,678)
Total equity                                   1,025,584       982,322

Total liabilities and equity                  10,776,663     4,440,299


The accompanying notes are an integral part of these financial statements

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                           Three months ended March 31,
                                                    1998           1997

Income:

Loan interest                                 $   225,293     $   73,618

Cost of funds - interest expense:
Line of credit                                     11,937          4,076
Notes payable                                     138,495         48,612
Total COF                                         150,432         52,688

Interest income, net                               74,861         20,930

Expenses:
Salary and benefits                                32,852         28,767
Marketing and promotion                             5,598          2,481
Office operations                                   4,640         17,967
Legal and accounting                               18,174          4,893
Amortization                                            0          2,585
Loan servicing-ECCU                                     0              0
Total expenses                                     61,264         57,473

Other income:
Interest                                            1,164          2,789
Organizational income                                   0              0
Total other income                                  1,164          2,789

(Loss) / Income before taxes                       14,761        (33,754)

Provision for taxes                                 3,323            780

Net (loss) income                                  11,438        (33,754)


Retained earnings, beginning                       14,146         16,076

Retained earnings, ending                          25,584        (17,678)

Earnings per share                                    .11          (0.34)

The accompanying notes are an integral part of these financial statements

                          STATEMENTS OF CASH FLOWS

                                        Three months ended March 31,
                                                  1998       1997

Cash flows from operating activities:

Income - notes receivable                   $   225,293   $  84,909
Interest received - ECCU                          1,164       2,789
Organizational income                                 0           0
Cash paid to suppliers, vendors & ECCU          (57,740)    (43,476)
Interest paid - borrowers and ECCU             (150,433)    (52,688)
Net cash provided (used) by operating
  activities                                        709      (8,466)

Cash flows from investing activities:
Notes receivable purchased                   (1,400,214) (1,259,379)
Collections on notes receivable                 408,903     581,069
Prepaid offering expenses                         4,495      (5,331)
Purchases of furniture & equipment               (3,066)          0
Net cash used by investing activities          (989,882)   (683,641)

Cash flows from financing activities:
Line of Credit--ECCU, net                       116,913    (417,904)
Notes Payable, borrowings                     1,868,278   1,510,393
Notes Payable, repayments                    (1,036,170)   (220,393)
Common Stock purchased--ECCU                          0           0
Net cash provided by financing activities       949,021     872,171

Net increase (decrease) in Cash                 (40,153)    180,064

Cash at beginning of period                     119,986     160,403

Cash at end of period                            79,833     340,467

Reconciliation of net income to cash
  provided by operating activities

Net income/(loss)                                11,438     (33,754)
Adjustments to reconcile net income to
  net cash provided by operating activities
Amortization                                          0       2,585
Prior period adjustment                          (3,695)      4,205
Decrease (increase) in interest receivable      (17,575)     11,291
Decrease in prepaid expenses                      4,802       5,931
Decrease in prepaid income taxes                      0         780
Decrease in accounts receivable                   4,000           0
Increase in accounts payable and
  accrued expenses                                1,739         496
Net cash provided (used) by operating activities    709      (8,466)

                     MINISTRY PARTNERS INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

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

2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $79,834 and $340,467 at March 31, 1998 and 1997, respectively. Interest earned on these funds were $1,164 and $2,789 for the three months ended March 31, 1998 and 1997, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $1,389 - 1998 and $2,984 - 1997 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

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

   During 1997 and 1998, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 8.00% to 11.375%. ECCU services these loans, charging a service fee.

   No allowance for doubtful accounts has been established for the notes receivable. The Company has no experience of loan loss and, as of March 31, 1998 and 1997, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Organization and start up costs

   Organization and start up costs at March 31, 1998 and 1997 are stated as follows:

                                                     1998          1997

      Start up
         Cost                                $     63,292  $     63,292
         Accumulated amortization                  63,292        63,292

                                                     -0-           -0-

      Organization
         Cost                                      15,438        15,438
         Accumulated amortization                  15,438        15,438

                                                     -0-           -0-

                                                     -0-           -0-

5. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $ 1,096,914 and $ -0- was borrowed at March 31, 1998 and 1997,
   respectively.   Interest at March 31, 1998 and 1997 was 6.246% and
   6.085%, respectively, and varies according to ECCU's cost of funds.

6. Notes payable

   MPIC has unsecured notes payable at March 31, 1998, as follows:


                                     Total        Interest Rate

         Private Placement       $   339,594        6.32 - 8.55
         CA Public Offering          441,383        6.90 - 8.66
         National Offering         4,120,267        5.01 - 7.45
         Special Offering          3,734,732        5.01 - 7.86

                                 $ 8,635,976


      Future maturities at March 31 are as follows:

                                        1998              1997

         1997                             -0-          2,030,155
         1998                        5,113,168           711,411
         1999                        2,432,429           218,377
         2000                          614,617           374,754
         2001                          100,147            93,031
         2002                          252,909              -0-
         2003                          122,706              -0-

                                   $ 8,635,976       $ 3,447,728

7. Public offering

   In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At March 31, 1998 and 1997, $441,384 and $691,814, respectively, were outstanding.

8. National Offering

   In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At March 31, 1998 and 1997, $3,617,470 and $971,541, respectively, were outstanding.

   In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $15,000,000 in unsecured notes payable nation wide. This offering is currently available in California, Colorado and Oregon. At March 31, 1998 and 1997, $502,797 and $ -0-, respectively, were outstanding.