Form 10QSB
period 1998-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 1998-07-30
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

                          (714) 229-3619
           (Issuer's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   X                 NO

At June 30, 1998, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.
Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

                  YES                     NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of June 30, 1998 and 1997, Statement of Operations for the six months ended June 30, 1998 and 1997, and Statements of Cash Flows for the six months ended June 30, 1998 and 1997 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                           Results of Operations

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

     During the six months ended June 30, 1998, the Company incurred a net gain of $38,149 as compared to a net loss of $(43,517) for the same six months ended June 30, 1997, an increase in net income of $81,666. Interest income, net, for the period increased to $157,805, an increase of $95,041 (or 151%) from $62,764 for the six months ended June 30, 1997. These increases are attributable primarily to an increase in the Company's Mortgage Loan investments. The Company's cost of funds (i.e., interest expense) during this period increased $184,325 (or 147%); i.e., $309,570 for the six month period ending June 30, 1998 as compared to $125,245 for the six months ended June 30, 1997. This increase is attributable to an increase in Notes Payable. At June 30,1998, the company had outstanding debt securities (Notes Payable) of $10,084,973, up from $4,434,653 at June 30, 1997, an increase of 127%.


     The Company's general and administrative expenses for the six months ended June 30, 1998 increased to $107,813 from $104,127 for the same period ending June 30, 1997, an increase of 4%. This is attributable to the addition of one part-time employee during this period in 1998.

                      Liquidity and Capital Resources

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

     Net increase in cash during the six months ending June 30, 1998 was $452,124, compared to a net decrease of $(69,465) for the six months ended June 30, 1997, a difference of $521,589. Net cash provided by operating activities totaled $37,889 for the six months ended June 30, 1998, an increase of $42,972 over $(5,083) used by operating activities during the six months ended June 30, 1997. This difference is attributable primarily to an increase in net interest income from Notes Receivable during the six month period ending June 30, 1998 as compared to the same period in 1997.

     Net cash used by investing activities totaled $(886,868) during the six months ended June 30, 1998, compared to $(2,994,661) used during the six months ended June 30, 1997, a decrease of $(2,107,793) or 70%. This difference is primarily attributable to a decrease in Notes Receivable purchased during the six month period ending June 30, 1998 as compared to the same period in 1997.

     Net cash provided by financing activities totaled $1,301,104 for this six month period in 1998, a decrease of $1,629,175, or 56%, from $2,930,279 provided by financing activities during the six month period ending June 30, 1997. This difference is primarily attributable to the repayment of a line of credit during the six month period ending June 30, 1998 as compared to borrowings from that line of credit during the same period in 1997.

     At June 30, 1998, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $572,110, up from $90,938 at June 30, 1997, an increase of $481,172.

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

Dated: July 30, 1998  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ John C. Garmo
                              John C. Garmo, President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer

                            BALANCE SHEETS
                              UNAUDITED



                                                    June 30,
                                             1998             1997
                                Assets

Current Assets
  Cash                                   $   572,110       $   90,939
  Loans Receivable                             2,859                0
  Notes Receivable                         1,166,686          714,508
  Interest Receivable                         60,905           16,916
  Prepaid offering expense                    10,845            9,797
  Prepaid Expense                             25,638           44,926
  Organization and start up cost, net              0                0
  Prepaid Income Tax                               0                0
    Total Current Assets                   1,839,043          877,086

Other Assets
  Loans Receivable                            64,796                0
  Notes Receivable                         9,256,200        5,620,261
  Furniture, Fixtures & Equipment (net)        2,816                0
  Organization & Start Up Cost, net                0                0
    Total Other Assets                     9,323,812        5,620,261

Total Assets                             $11,162,855       $6,497,347

                   Liabilities and Stockholder's Equity
Current Liabilities
  Accounts Payable                       $    11,397       $   19,712
  Salaries Payable                             5,222                0
  Income Taxes Payable                         8,969             (761)
  Line of Credit-ECCU                              0        1,071,184
  Notes Payable-current portion            8,144,127        3,450,074
    Total Current Liabilities              8,169,715        4,540,209

Long-term Liabilities
  Notes Payable                           10,084,973        4,434,653
  Less current portion                    (8,144,127)      (3,450,074)
    Total Long-term Liabilities            1,940,846          984,579

Stockholder's Equity
  Common Stock, 10,000,000 shares
    authorized, 100,000 shares issued &
    outstanding, no par value              1,000,000        1,000,000
  Retained Earnings                           52,294          (27,441)
    Total Stockholder's Equity             1,052,294          972,559

Total Liabilities & Stockholder's Equity $11,162,855       $6,497,347

                     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                              Six months ended June 30,

                                                  1998           1997


Interest Income
  Notes Receivable                           $   464,604    $   166,787
  Interest-bearing Accounts-ECCU                   2,772          5,971
  Organizational Income                                0         13,750
  Other Income                                         0          1,501
    Total Interest Income                        467,376        188,009

Interest Expense-Cost of Funds
  Line of Credit-ECCU                             20,812          4,279
  Notes Payable                                  288,758        120,966
    Total Interest Expense                       309,570        125,245

Net Interest Income                              157,805         62,764

Operating Expenses
  Salaries and Benefits                           63,541         53,631
  Marketing and Promotion                          9,299          9,864
  Office Operations                                9,243         11,244
  Legal Expenses                                  25,731         26,803
  Amortization                                         0          2,585
    Total Operating Expenses                     107,814        104,127

Income (Loss) before provision
  for Income Taxes                                49,992        (41,363)

Provision for Income Taxes                        11,844          2,154

Net Income (Loss)                             $   38,148     $  (43,517)

                         STATEMENTS OF CASH FLOWS


                                           Six months ended June 30,

                                                1998          1997

Cash flows from operating activities:
  Income - loans & notes receivable       $   445,470    $    184,803
  Interest received - ECCU                      2,772           5,971
  Organizational income                             0          13,750
  Cash paid to suppliers, vendors & ECCU     (100,783)        (85,863)
  Interest paid - borrowers and ECCU         (309,570)       (125,245)
  Other income                                      0           1,501
Net cash provided (used) by
  operating activities                         37,889          (5,083)

Cash flows from investing activities:
  Loans/notes receivable purchased         (1,702,749)     (3,585,522)
  Collections on notes receivable             813,008         588,334
  Prepaid offering expenses                     5,689           2,527
  Purchases of furniture & equipment           (2,816)              0
Net cash used by investing activities        (886,868)     (2,994,661)

Cash flows from financing activities:
  Line of credit -- ECCU, net                (980,000)        653,280
  Notes payable, borrowings                 3,368,541       2,482,252
  Notes payable, repayments                (1,087,437)       (205,253)
  Common stock purchased -- ECCU                    0               0
Net cash provided by financing
  activities                                1,301,104       2,930,279

Net increase/decrease in Cash                 452,124         (69,465)
Cash at beginning of period                   119,986         160,403
Cash at end of period                         572,110          90,939

Reconciliation of net income to cash
provided by operating activities

Net income (loss)                              38,148         (43,517)
Adjustments to reconcile net income to net
  cash provided (used) by operating activities -
  Amortization                                      0           2,585
  Prior period adjustment                      (3,695)          4,205
  Decrease/increase in interest receivable    (19,134)         18,016
  Decrease in prepaid expenses                  9,431           3,650
  Decrease in prepaid income taxes                  0              19
  Decrease in accounts receivable               4,000               0
  Increase in accounts payable & accrued
    expenses                                    9,139           9,959
Net cash provided (used) by
  operating activities                         37,889          (5,083)

The accompanying notes are an integral part of these financial statements

                  MINISTRY PARTNERS INVESTMENT CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1998 AND 1997



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

2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $572,110 and $90,939 at June 30, 1998 and 1997, respectively. Interest earned on these funds were $2,772 and $5,971 for the six months ended June 30, 1998 and 1997, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $2,840 - 1998 and $5,998 - 1997 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

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

   During 1997 and 1998, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 8.25% to 11.75%. ECCU services these loans, charging a service fee.

   No allowance for doubtful accounts has been established for the notes receivable. The Company has no experience of loan loss and, as of June 30, 1998 and 1997, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Organization and start up costs

   Organization and start up costs at June 30, 1998 and 1997 are stated as follows:

                                          1998          1997
      Start up
      Cost                          $     63,292  $     63,292
      Accumulated amortization            63,292        63,292

                                           -0-           -0-

      Organization
      Cost                                15,438        15,438
      Accumulated amortization            15,438        15,438

                                            -0-          -0-

                                            -0-    $     -0-


5. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which
   $  -0-   and $1,071,184 was borrowed at June 30, 1998 and 1997,
   respectively. Interest at June 30, 1998 and 1997 was 6.186% and 6.100%, respectively, and varies according to ECCU's cost of funds.

6. Notes payable

   MPIC has unsecured notes payable at June 30, 1998, as follows:

                                             Total    Interest Rate

                Private Placement          $ 332,172   6.36  - 8.55
                CA Public Offering           443,435   6.90  - 8.66
                National Offering          2,846,117   5.02  - 7.36
                Special Offering           4,449,838   5.02  - 7.00
                National A-1 Offering      2,013,410   5.52  - 6.58
                                         $10,084,972

   Future maturities at June 30 are as follows:

                                               1998           1997

                   1997                         -0-        2,209,849
                   1998                     5,109,360      1,327,534
                   1999                     3,788,750        338,143
                   2000                       661,740        398,986
                   2001                       101,320         94,816
                   2002                       274,451         65,324
                   2003                       149,352           -0-

                                          $10,084,972    $ 4,434,652


7. Public offering

   In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At June 30, 1998 and 1997, $443,435 and 513,257 respectively, were outstanding.

8. National Offering

   In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering is currently available in California, Colorado and Oregon. At June 30, 1998 and 1997, $2,846,117 and $ 2,259,433,
respectively, were outstanding.

   In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $15,000,000 in unsecured notes payable nation wide.
 This offering is currently available in California, Colorado and Oregon.
   At June 30, 1998 and 1997, $ 2,013,410 And $ -0-, respectively, were outstanding.