Form 10QSB
period 1998-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 1998-11-16
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                 YES   X                 NO

At September 30, 1998, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.
Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

                  YES                     NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of September 30, 1998 and 1997, Statement of Operations for the nine months ended September 30, 1998 and 1997, and Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                           Results of Operations

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

     During the nine months ended September 30, 1998, the Company incurred a net gain of $49,174 as compared to a net loss of $(42,895) for the same nine months ended September 30, 1997, an increase in net income of $92,069. Interest income, net, for the period increased to $245,912, an increase of $123,760 (or 101%) from $122,152 for the nine months ended September 30, 1997. These increases are attributable primarily to an increase in the Company's Mortgage Loan investments. The Company's cost of funds (i.e., interest expense) during this period increased $239,439 (or 102%); i.e.,$475,169 for the nine month period ending September 30, 1998 as compared to $235,730 for the nine months ended September 30, 1997. This increase is attributable to an increase in Notes Payable. At September 30,1998, the company had outstanding debt securities (Notes Payable) of $10,849,694, up from $6,573,441 at September 30, 1997, an increase of 65%.


     The Company's general and administrative expenses for the nine months ended September 30, 1998 increased to $176,257 from $165,046 for the same period ending September 30, 1997, an increase of 7%. This is attributable to the addition of two staff during this period in 1998.

                      Liquidity and Capital Resources

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

     Net increase in cash during the nine months ending September 30, 1998 was $298,540, compared to a net decrease of $(91,201) for the nine months ended September 30, 1997, a difference of $389,741. Net cash provided by operating activities totaled $54,183 for the nine months ended September 30, 1998, an increase of $81,807 over $(27,624) used by operating activities during the nine months ended September 30, 1997. This difference is attributable primarily to an increase in net interest income from Notes Receivable during the nine month period ending September 30, 1998 as compared to the same period in 1997.

     Net cash used by investing activities totaled $(1,821,468) during the nine months ended September 30, 1998, compared to $(4,271,834) used during the nine months ended September 30, 1997, a decrease of $(2,450,366) or 57%.
This difference is primarily attributable to a decrease in Notes Receivable purchased during the nine month period ending September 30, 1998 as compared to the same period in 1997.

     Net cash provided by financing activities totaled $2,065,824 for this nine month period in 1998, a decrease of $2,142,433, or 51%, from $4,208,257 provided by financing activities during the nine month period ending September 30, 1997. This difference is primarily attributable to repayments on a line of credit and on Notes Payable during the nine month period ending September 30, 1998 as compared to borrowings from that line of credit during the same period in 1997.

     At September 30, 1998, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $418,526, up from $69,202 at September 30, 1997, an increase of $349,324.

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

Dated: November 13, 1998  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ John C. Garmo
                              John C. Garmo, President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer

                            BALANCE SHEETS
                              UNAUDITED



                                                 September 30,
                                             1998             1997
                                Assets

Current Assets
  Cash                                   $   418,526       $   69,202
  Loans Receivable                             3,299                0
  Notes Receivable                           527,690        1,235,992
  Interest Receivable                         67,596           41,791
  Prepaid offering expense                    28,342                0
  Prepaid Expense                              3,216           47,761
  Organization and start up cost, net              0                0
  Prepaid Income Tax                               0              761
    Total Current Assets                   1,048,669        1,395,507

Other Assets
  Loans Receivable                            62,129                0
  Notes Receivable                        10,834,619        6,378,853
  Furniture, Fixtures & Equipment (net)        4,398                0
  Organization & Start Up Cost, net                0                0
    Total Other Assets                    10,901,146        6,378,853

Total Assets                             $11,949,816       $7,774,360

                   Liabilities and Stockholder's Equity
Current Liabilities
  Accounts Payable                       $    17,630       $   17,365
  Salaries Payable                             4,122                0
  Income Taxes Payable                        15,050                0
  Line of Credit-ECCU                              0          210,373
  Notes Payable-current portion            9,244,521        5,031,597
    Total Current Liabilities              9,281,322        5,259,334

Long-term Liabilities
  Notes Payable                           10,849,694        6,573,441
  Less current portion                    (9,244,521)      (5,031,597)
    Total Long-term Liabilities            1,605,174        1,541,844

Stockholder's Equity
  Common Stock, 10,000,000 shares
    authorized, 100,000 shares issued &
    outstanding, no par value              1,000,000        1,000,000
  Retained Earnings                           63,320          (26,818)
    Total Stockholder's Equity             1,063,320          973,182

Total Liabilities & Stockholder's Equity $11,949,816       $7,774,360

                     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                             Nine months ended September 30,

                                                  1998           1997


Interest Income
  Notes and Loans Receivable                 $   713,637    $   334,808
  Interest-bearing Accounts-ECCU                   7,444          7,822
  Organizational Income                                0         13,750
  Other Income                                         0          1,501
    Total Interest Income                        721,081        357,882

Interest Expense-Cost of Funds
  Line of Credit-ECCU                             21,235         19,865
  Notes Payable                                  453,934        215,865
    Total Interest Expense                       475,169        235,730

Net Interest Income                              245,912        122,152

Operating Expenses
  Salaries and Benefits                           97,859         84,605
  Marketing and Promotion                         20,467         26,259
  Office Operations                               23,702         16,527
  Legal Expenses                                  34,229         32,576
  Amortization                                         0          2,585
    Total Operating Expenses                     176,257        162,552

Income (Loss) before provision
  for Income Taxes                                69,656        (40,401)

Provision for Income Taxes                        20,482          2,494

Net Income (Loss)                             $   49,174     $  (42,895)

                         STATEMENTS OF CASH FLOWS


                                           Nine months ended September 30,

                                                1998          1997

Cash flows from operating activities:
  Income - loans & notes receivable       $   687,812    $    327,949
  Interest received - ECCU                      7,444           7,822
  Organizational income                             0          13,750
  Cash paid to suppliers, vendors & ECCU     (165,903)       (142,916)
  Interest paid - borrowers and ECCU         (475,169)       (235,730)
  Other income                                      0           1,501
Net cash provided (used) by
  operating activities                         54,183         (27,624)

Cash flows from investing activities:
  Loans/notes receivable purchased         (3,141,114)     (7,445,536)
  Collections on notes receivable           1,314,177       3,168,272
  Prepaid offering expenses                     9,868          (5,430)
  Purchases of furniture & equipment           (4,398)              0
Net cash used by investing activities      (1,821,468)     (4,271,834)

Cash flows from financing activities:
  Line of credit -- ECCU, net                (980,000)        207,531
  Notes payable, borrowings                 4,761,293       6,717,869
  Notes payable, repayments                (1,715,469)     (2,302,081)
  Common stock purchased -- ECCU                    0               0
Net cash provided by financing
  activities                                2,065,824       4,208,257

Net increase/decrease in Cash                 298,540         (91,201)
Cash at beginning of period                   119,986         160,403
Cash at end of period                         418,526          69,202

Reconciliation of net income to cash
provided by operating activities

Net income (loss)                              49,173         (42,895)
Adjustments to reconcile net income to net
  cash provided (used) by operating activities -
  Amortization                                      0           2,585
  Prior period adjustment                      (3,696)          4,205
  Decrease/increase in interest receivable    (25,825)         (6,895)
  Decrease in prepaid expenses                 10,177           7,709
  Decrease in prepaid income taxes                  0              19
  Decrease in accounts receivable               4,000               0
  Increase in accounts payable & accrued
    expenses                                   20,354           7,612
Net cash provided (used) by
  operating activities                         54,183         (27,624)

The accompanying notes are an integral part of these financial statements

                  MINISTRY PARTNERS INVESTMENT CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                          September 30, 1998 AND 1997



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

2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $418,526 and $69,202 at September 30, 1998 and 1997, respectively. Interest earned on these funds were $7,444 and $7,822 for the nine months ended September 30, 1998 and 1997, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $4,192 - 1998 and $9,237 - 1997 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

   Notes payable are substantially to members of ECCU.

3. Notes receivable

   In March 1992, MPIC purchased a pool of first trust deed seasoned loans from ECCU for the then outstanding balance. Loan maturities extend through 2001, although the majority were due in 1995 and 1996. Interest rates range from 7.025% to 11.50%, yielding an average 9.138%. The loans were made to churches in Southern California and were collateral for certain notes payable. This pool of first trust deed notes was retired in early 1996.

   During 1997 and 1998, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 8.00% to 11.75%. ECCU services these loans, charging a service fee.

   No allowance for doubtful accounts has been established for the notes receivable. The Company has no experience of loan loss and, as of September 30, 1998 and 1997, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Organization and start up costs

   Organization and start up costs at September 30, 1998 and 1997 are stated as follows:

                                          1998          1997
      Start up
      Cost                          $     63,292  $     63,292
      Accumulated amortization            63,292        63,292

                                           -0-           -0-

      Organization
      Cost                                15,438        15,438
      Accumulated amortization            15,438        15,438

                                            -0-          -0-

                                            -0-    $     -0-


5. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which
   $  -0-   and $210,373 was borrowed at September 30, 1998 and 1997,
   respectively. Interest at September 30, 1998 and 1997 was 7.500% and 6.097%, respectively, and varies according to ECCU's cost of funds.

6. Notes payable

   MPIC has unsecured notes payable at September 30, 1998, as follows:

                                             Total    Interest Rate

                Private Placement          $ 261,049   6.36  - 8.55
                CA Public Offering           367,775   6.90  - 8.66
                National Offering          2,151,848   5.03  - 7.36
                Special Offering           5,169,051   5.03  - 7.00
                National A-1 Offering      2,544,966   5.03  - 6.55
                Offshore Offering             10,000   6.12
                                         $10,504,689

   Future maturities at September 30 are as follows:

                                               1998           1997

                   1997                         -0-        1,644,407
                   1998                     4,157,785      3,205,382
                   1999                     5,198,816        758,578
                   2000                       656,087        468,702
                   2001                        85,933         96,655
                   2002                       260,017        176,181
                   2003                       146,051           -0-

                                          $10,504,689    $ 6,349,905


7. Public offering

   In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At September 30, 1998 and 1997, $367,775 and 521,192 respectively, were outstanding.

8. National Offering

   In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering is currently available in California, Colorado and Oregon. At September 30, 1998 and 1997, $2,151,848 and $ 4,237,244,
   respectively, were outstanding.

   In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $15,000,000 in unsecured notes payable nation wide. This offering is currently available in California, Colorado and Oregon.
   At September 30, 1998 and 1997, $ 2,544,966 And $ -0-, respectively, were outstanding.