Form 10QSB/A
period 1998-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 1999-01-12
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB/A

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

     The Company is addressing the Year 2000 issue with its parent company, Evangelical Christian Credit Union, who is the data processing provider for the Company. The Year 2000 issue was created by the decades-old computer practice of increasing data processing speed and reducing data storage requirements by using two digits to represent the year instead of four.
This practice precipitates a potential problem as the year 2000 is entered:
Time-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is tracking its Year 2000 preparation in a database that includes software, hardware devices, vendors and interfaces. Most critical time-sensitive systems will be compliant by the end of 1998. Some remaining systems will be retired in 1999 as the Company installs new systems to better serve its investors. Although new systems may be characterized as Year 2000 compliant by their vendors, the Company will not list them as compliant until they have been installed and tested. All installed systems will be compliant by mid-year 1999. Because of the nature of their operations, the Company does not believe the ability of Mortgage Loan recipients (primarily churches) to maintain payment schedules will be materially impacted by the Year 2000 issue. However, the failure of several Mortgage Loan recipients to meet such payment schedules as a result of the Year 2000 issue could have a material adverse effect on the Company's results of operation or financial position. Though the Company does not expect the Year 2000 issue to have a material adverse effect on its result of operation or financial condition, there can be no assurances of that position. Contingency plans include alternative vendors, alternative procedures and a business recovery plan which is tested annually. The business recovery plan is designed for catastrophic events such as earthquakes or major fires, and has application also to the Year 2000 issue. Remediation costs associated with Year 2000 have been minimal for the Company. It believes remediation costs will continue to be nominal through completion of Year 2000 compliance in mid-1999.

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

Dated: January 11, 1999  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ John C. Garmo
                              John C. Garmo, President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer