Form 10KSB
period 1998-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 1999-03-30
CIK 944130

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                FORM 10-KSB

     (Mark One)
     [ X ]          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

                    YES   X                   NO
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year: $1,004,731

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

At December 31, 1998, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

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

   The Company currently employs three full-time persons. ECCU provides the Company with certain services for which ECCU charges the Company on a current basis.

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


Item 2.  Description of Property

   The Company's business offices are located at 1150 N. Magnolia
 Avenue, Anaheim, California 92801. The Company's telephone number is 800-753-6742.

   The Company currently rents its offices (approximately 600 square feet) from ECCU on a month-to-month basis. ECCU provides the Company with certain services and the use of certain of its facilities for which ECCU charges the Company on a current basis. Presently, the amounts ECCU charges the Company in this regard are at the market rate for similar services and facilities charged by unrelated persons.


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


                             Results of Operations

Twelve Months Ended December 31, 1998 vs. Twelve Months Ended December 31,
1997

   During the twelve months ended December 31, 1998, the Company incurred a net gain of $30,258 as compared to a net gain of $2,322 for the same twelve months ended December 31, 1997, a increase in net income of $27,936. Interest income, net, for the period, was $339,485, an increase of 103% from $167,643 for the twelve months ended December 31, 1997. The Company's cost of funds (i.e., interest expense) during this period increased $307,492 (or 86%)to $665,246 for the twelve month period ending December 31, 1998 as compared to $357,754 for the twelve months ended December 31, 1997. This is attributable to significant growth in the Company's debt securities portfolio. At December 31, 1998, the company had outstanding debt securities (Notes Payable) of $12,456,227, up from $7,803,870 at December 31, 1997, an increase of 60%.

   The Company's operating expenses for the twelve months ended December 31, 1998 increased to $275,701 from $212,217 for the same period ending December 31, 1997, an increase of 30%. This is attributable primarily to increases in office operating expenses associated with services provided by ECCU which were subsidized in 1997.

   The Company is addressing the Year 2000 issue with its parent company, Evangelical Christian Credit Union, who is the data processing provider for the Company. The Company is tracking its Year 2000 preparation in a database that includes software, hardware devices, vendors and interfaces. Most critical time-sensitive systems were compliant by the end of 1998. Some remaining systems are being retired in 1999 as the Company installs new systems to better serve its investors. Although new systems may be characterized as Year 2000 compliant by their vendors, the Company will not list them as compliant until they have been installed and tested. All installed systems will be compliant by mid-year 1999.

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

                       Liquidity and Capital Resources

Twelve Months Ended December 31, 1998 vs. Twelve Months Ended December 31,1997

   Net increase in cash during the twelve months ended December 31, 1998 was $147,668, compared to a net increase of $38,008 for the twelve months ended December 31, 1997. This gain of $109,660 was due primarily to an increase in interest received on Notes Receivable. Net cash provided by operating activities totaled $48,424 for the twelve months ended December 31, 1998; an increase of $33,937 from $14,487 provided by operating activities during the twelve months ended December 31, 1997. This difference is attributable primarily to an increase in interest received during the twelve months ended December 31, 1998 as compared to the same period in 1997.

   Net cash used by investing activities totaled $(3,573,111) during the twelve months ended December 31, 1998, compared to $(6,184,793) used during the twelve months ended December 31, 1997, a difference of $2,611,682. This difference is primarily attributable to a decrease in Notes Receivable purchased during the twelve months ended December 31, 1998 as compared to the same period in 1997.

   Net cash provided by financing activities totaled $3,672,355 for this twelve-month period in 1998, a decrease of ($2,535,959) from $6,208,314 provided by financing activities during the twelve months ended December 31, 1997. This difference is primarily attributable to a decrease in net cash provided by the Line of Credit and a decrease in net proceeds from borrowings on Notes Payable as compared to the same period in 1997.

   At December 31, 1998, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $267,653, up from $119,985 at December 31, 1997, an increase of $147,668 (123%).

Item 7.  Financial Statements

The Balance Sheets, Statement of Operations and Statements of Cash
Flows for the twelve months ended December 31, 1998 and 1997 of Registrant (the "Company") are included following the Independent Auditor's Report below.

Item 8.  Changes In and disagreements With Accountants on Accounting and Financial Disclosure

                  None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act

Set forth below are the Directors and Executive officers of the Company:

 Name:                   Position Held:
 Mark G. Holbrook               Chairman of the Board
 John C. Garmo             President
 Mark A. Johnson              Chief Financial Officer, Treasurer, Director
 Van C. Elliott*                Director
 Arthur G. Black*             Director
 Wallace G. Norling*          Director
 Scott T. Vandeventer         Director
 Joseph I. Scott*             Director

   * Denotes Independent Director

The following is a summary of the business experience of the officers and directors of the Company during the past five years.

  MARK G. HOLBROOK, age 48, has served as chairman of the Company since its inception. Mr. Holbrook also serves as president and chief executive officer of ECCU. Mr. Holbrook serves as Board Chairman of Christian Management Association.

  JOHN C. (SKIP) GARMO, age 51, has served as president of the Company since December, 1994. As president, Dr. Garmo is responsible for the management of the Company's day-to-day operations subject to the supervision of the Company's Board of Directors. Prior to joining the Company, Dr. Garmo served as vice president of MAF Foundation, a private foundation specializing in charitable gift-planning. He is active in various professional organizations and serves on several not-for-profit boards.

  MARK A. JOHNSON, age 41, has served as chief financial officer, treasurer, and a director of the Company since its inception. Mr. Johnson also serves as executive vice president of ECCU, a position he has held since June, 1993.
Mr. Johnson is also owner of Mailbox Surprises since its inception in January 1994.

  VAN C. ELLIOTT, age 61, has served as director of the Company since
1994. He has served as director for ECCU since 1990. Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994. Since that time, he has been self-employed as a consultant, and is Vice President of Business Services for Dynamic Church Planting International. Mr. Elliott is a member of the Institute of Certified Financial Planners, Christian Estate Planners of California, Christian Management Association, and is a Certified Financial Planner.

  ARTHUR G. BLACK, age 60, was elected to the Company's board of directors in 1994. Mr. Black is currently Director of Ministry Services at Ambassador Advertising Agency. He was previously a ministry development officer at ECCU. Mr. Black was executive vice president of Truth For Life (1994-1996), a nationally-syndicated radio Bible teaching ministry. He served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. He is a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors.

  WALLACE G. NORLING, age 73, has served as a director of the Company since its inception. Dr. Norling serves as Superintendent Emeritus of the southwest district of the Evangelical Free Church.

  SCOTT T. VANDEVENTER, age 42, has served as a director of the Company since 1992. Mr. Vandeventer has been employed by ECCU since 1988 and is currently executive vice president and chief operating officer of ECCU. Mr. Vandeventer is also currently associated with NYE Partners, a business consulting firm whose clients may include firms doing business with the Company and/or ECCU.

   JOSEPH I. SCOTT, age 62, was elected to the Company's board of directors in 1998. Mr. Scott joined Dean Witter (now Stanley Morgan Dean Witter) in February 1966 as an Account Executive. He has spent his entire career with the same firm. In the 1970's he earned the Certified Financial
Planner designation. He served from 1990 to 1995 on the finance committee of Far East Broadcasting Company.

Item 10.  Executive Compensation

  Except for Mr. Garmo, none of the Company's officers or directors currently receives compensation from the Company. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on behalf of the Company.

  The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company during its fiscal year ended December 31, 1998, its fiscal year ended December 31, 1997, its transitional year ended December 31, 1996 and its fiscal year ended September 30, 1996 by its Chief Executive Officer and President. None of the Company's executive officers (the named Executive Officers) had a total salary, plus bonus, exceeding $100,000 during this period.

                    Summary Compensation Table

               Annual Compensation    Long-Term Compensation
                                                            Securities
Name and               Fiscal Year               Restricted Underlying
Principal Position       Ended       Salary(s)(1)  Stock Awards   Options
Mark G. Holbrook,       12-31-98        (2)           -0-           -0-
Chairman, Chief         12-31-97        (2)           -0-           -0-
Executive Officer       12-31-96        (2)           -0-           -0-
                         9-30-96        (2)           -0-           -0-

John C. Garmo,          12-31-98     $71,820          -0-           -0-
President               12-31-97      62,575          -0-           -0-
                        12-31-96      14,815          -0-           -0-
                         9-30-96      59,500          -0-           -0-

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

                             Exhibits:
     27       Financial Data Schedule (included)

                        Reports on Form 8-K:
     None


                             SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1999  MINISTRY PARTNERS INVESTMENT CORPORATION
                     (Registrant)

                                           By:  /s/ John C. Garmo
                                                John C. Garmo, President

                                           By:  /s/ Brian Scharkey
                                                Brian Scharkey,
                                                Principal Accounting Officer


                  MINISTRY PARTNERS INVESTMENT CORPORATION

                            FINANCIAL STATEMENTS

                         DECEMBER 31, 1998 AND 1997


                         TURNER, WARREN, HWANG & CONRAD
                            ACCOUNTANCY CORPORATION


                                TABLE OF CONTENTS




                                                     Page

Independent Auditor's Report                          1

Balance Sheets                                        2

Statements of Income and Retained Earnings            3

Statements of Cash Flows                              4

Notes to Financial Statements                         6


                    TURNER, WARREN, HWANG & CONRAD
                        ACCOUNTANCY CORPORATION
                    100 NORTH FIRST STREET, SUITE 202
                       BURBANK, CALIFORNIA 91502

GARY W. TURNER, CPA
JUDITH M. WARREN
WALTER Y. HWANG, CPA
DAVID A. CONRAD

                                                          (818) 955-9537
                                                          (562) 435-2826

                                                      FAX (818) 955-8416
INDEPENDENT AUDITOR'S REPORT


Board of Directors
Ministry Partners Investment Corporation
Anaheim, California

We have audited the accompanying balance sheets of Ministry Partners Investment Corporation as of December 31, 1998 and 1997, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

TURNER, WARREN, HWANG & CONRAD
ACCOUNTANCY CORPORATION

Burbank, California
February 3, 1999



    Financial Statements for the Years Ended December 31, 1998 and 1997

                          BALANCE SHEETS
                                                      DECEMBER 31,
                                             1998 audited     1997 audited
                              ASSETS
Current Assets

Cash                                      $       267,653     $    119,985
Notes receivable, net of allowance for losses     344,434          418,958
Loans receivable                                    3,590            1,811
Interest receivable                                82,781           41,771
Accounts receivable                                 1,155            4,000
Prepaid expenses                                   24,372           51,602
    Total Current Assets                  $       723,985     $    638,127

Other Assets
 Notes receivable                              12,751,758        9,108,815
 Loans receivable                                  58,960           71,216
 Property and equipment, net                        3,987                -
    Total Other Assets                         12,814,705        9,180,031

        Total Assets                      $    13,538,690     $  9,818,158

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
 Accounts payable                         $        20,715     $     16,253
 Line of credit                                         -          980,000
 Notes payable - current portion               10,877,010        5,792,705
 Income taxes payable                              17,149            3,694
     Total Current Liabilities                 10,914,874        6,792,652

Long-term Liabilities
 Notes payable                                 12,456,227        7,803,870
 Less current portion                         (10,877,010)      (5,792,705)
     Total Long-term Liabilities                1,579,217        2,011,165

Stockholder's Equity
 Common stock, 10,000,000 shares authorized,
   100,000 shares issued and outstanding,
   no par value                                 1,000,000        1,000,000
 Retained earnings                                 44,599           14,341
     Total Stockholder's Equity                 1,044,599        1,014,341

  Total Liabilities and Stockholder's Equity $ 13,538,690     $  9,818,158

The Accompanying notes are an integral part of these financial statements


                     STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                     DECEMBER 31,
                                            1998 audited      1997 audited
INTEREST INCOME
    Notes receivable and loans receivable $       986,717     $    512,411
    Interest-bearing accounts                      18,014           12,986
        Total Interest Income                   1,004,731          525,397

INTEREST EXPENSE
    Line of credit                                 21,235           21,948
    Notes payable                                 644,011          335,806
        Total Interest Expense                    665,246          357,754

NET INTEREST INCOME                               339,485          167,643

PROVISION FOR NOTES RECEIVABLE LOSSES              10,000                -

NET INTEREST INCOME AFTER PROVISION FOR
  NOTE RECEIVABLE LOSSES                          329,485          167,643

OTHER INCOME
    Point fee income                                    -           52,750
        Total Other Income                              -           52,750

OPERATING EXPENSES
Salaries and benefits reimbursed                  126,497          113,268
Marketing and promotion                            36,655           34,557
Office occupancy                                   10,921           12,585
Office operations                                  61,132           10,089
Legal and accounting                               40,496           39,133
Amortization                                            -            2,585
        Total Operating Expenses                  275,701          212,217

INCOME BEFORE PROVISION FOR INCOME TAXES           53,784            8,176

Provision for Income Taxes                         23,526            5,854

NET INCOME                                         30,258            2,322

The Accompanying notes are an integral part of these financial statements


                           STATEMENTS OF CASH FLOWS
                                                      DECEMBER 31,
                                             1998 audited     1997 audited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                $        30,258     $      2,322
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                    1,184            2,585
   Provision for notes receivable                  10,000                -
Increase in accrued interest receivable           (41,010)          (6,839)
Decrease in prepaid expense                        27,230           11,579
Decrease (increase) in accounts receivable          2,845           (4,000)
Increase in accounts payable                        4,462            6,500
Increase in income taxes payable                   13,455            2,340

Net Cash Provided by Operating Activities          48,424           14,487

CASH FLOWS FROM INVESTING ACTIVITIES
New loans made                                          -          (75,000)
Principal payments received on loans receivable    10,477            1,973
Purchase of notes receivable                   (5,459,964)     (11,725,575)
Principal payments received on notes receivable 1,881,547        5,535,383
Proceeds from maturities of certificate of deposit      -           78,426
Purchase of property and equipment                 (5,171)               -

Net Cash Used by Investing Activities          (3,573,111)      (6,184,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on line of credit                 1,672,384        3,606,675
Amounts paid on line of credit                 (2,652,384)      (3,044,579)
Principal payments made on notes payable       (1,735,252)      (4,046,880)
Proceeds from borrowings on notes payable       6,387,607        9,693,098

Net Cash Provided by Financing Activities       3,672,355        6,208,314

Net increase in cash and cash equivalents         147,668           38,008

Cash and cash equivalents at beginning of year    119,985           81,977

Cash and cash equivalents at end of year       $  267,653     $    119,985


The Accompanying notes are an integral part of these financial statements

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

Notes Receivable:

  Interest income on notes receivable is recognized over the term of the note and is generally computed using the simple interest method. The allowance for notes receivable losses is increased by charges to income and decreased by charge offs (net of recoveries).

Property and Equipment:

  Furniture, fixtures, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from three to five years.

Prepaid Offering Expense:

  Prepaid public offering is related to a public offering of unsecured notes. It is being amortized over a three-year period.

Organization and Start Up Costs:

  Organization and start-up costs have been capitalized and are being amortized, using the straight-line method over a five-year period.

Reclassification:

  Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classification used in the current year.


NOTE 2 -  RELATED PARTY TRANSACTIONS

  The Company maintains all its funds at the parent, ECCU. Total funds held with ECCU at December 31, 1998 and 1997 were $267,653 and $119,985, respectively. Interest earned on these funds for the years ended December 31, 1998 and 1997 were $18,014 and $12,986, respectively.

  The Company, as part of its investment strategy, purchases an interest in loans offered for sale by ECCU. In consideration, ECCU has entered into an agreement with the Company to share net fee income on loans purchased. The Company purchased loans totaling $5,459,964 and $11,725,575 from ECCU and received $-0- and $52,750 of fee income from ECCU on selected loans purchased during the years ended December 31, 1998 and 1997, respectively. The Company recognized interest income on notes receivable from ECCU of $986,717 and $512,411 during the years ended December 31, 1998 and 1997, respectively.

  The Company pays support charges for management services and rent to ECCU on a month-to-month basis. A charge of $35,575 and $30,074 was made for these services for the years ended December 31, 1998 and 1997, respectively. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

  The Company reimburses ECCU for salaries and benefits of employees. The amount reimbursed for the years ended December 31, 1998 and 1997 was $126,497 and $113,268, respectively. There was $18,082 and $11,739 due to ECCU at December 31, 1998 and 1997, respectively.


NOTE 3 - NOTES RECEIVABLE

  The notes receivable are backed by loan participation agreements secured by loans originated by ECCU to various churches and related organizations to finance facilities. Loan maturities extend through 2010, although the majority are due in 2000 to 2002. The notes earn interest at rates between 8% and 11.750%, with a weighted average yield of 8.855%.

  The allowance for notes receivable losses of $10,000 has been established during 1998. The Company has no experience of loan loss and, as of December 31, 1998, none of the loans are impaired. Management believes all of the notes are adequately secured and the allowance is adequately maintained.


NOTE 4 - LINE OF CREDIT

  The Company has an unsecured $2,100,000 line of credit with ECCU that expires March 31, 1999. There were none outstanding as of December 31, 1998. Interest at December 31, 1998 was 7.50%, and varies according to ECCU's cost of funds. Interest of $21,235 and $21,948 was paid to ECCU during the years ended December 31, 1998 and 1997, respectively.


NOTE 5 - NOTES PAYABLE

  The Company has unsecured notes payable at December 31, 1998, as follows:

                                                    Total       Interest Rate

Private Placement Notes                         $      331,377  6.36% - 8.55%
Public Offering Notes                                  386,878  6.90% - 8.66%
National Offering Notes                              5,997,823  4.81% - 7.36%
Special Offering Notes                               5,729,972  5.31% - 7.00%
Offshore Notes                                          10,177          6.12%

                                                $   12,456,227

Notes payable are substantially to members of ECCU.

The following are maturities of notes payable for each of the next five years:


        Year Ending
        December 31                  1998                  1997

               1998        $          -         $     5,689,477
               1999            10,877,010             1,306,032
               2000               864,736               478,047
               2001               149,111                98,531
               2002               284,984               231,783
               2003               280,386                   -

                           $   12,456,227       $     7,803,870


NOTE 6 - PUBLIC OFFERING

  In August 1994, the Company received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. There were $386,878 and $478,643 outstanding at December 31, 1998 and 1997, respectively. This offering has been discontinued.

  The Company filed a registration statement with the U.S. Securities and Exchange Commission and received approval in October 1996 to offer $5,000,000 in unsecured promissory notes to the public. There were $1,920,261 and $3,421,729 outstanding at December 31, 1998 and 1997, respectively.

  The Company filed a registration statement with the U. S. Securities and Exchange Commission and received approval in December 1997 to offer $15,000,000 in unsecured promissory notes to the public. There was $4,077,563 outstanding as of December 31, 1998.


NOTE 7 - INCOME TAXES

  Federal income and state franchise taxes for the years ended December 31, 1998 and 1997 are as follows:


                                1998                  1997

Federal income taxes   $      14,537     $           3,660
State franchise taxes          8,989                 2,194

                       $      23,526     $           5,854


NOTE 8 - CONCENTRATION OF CREDIT RISK

At December 31, 1998 and 1997, the Company had cash at ECCU which is not federally insured. The aggregate uninsured amount was $123,387 and $105,045, respectively.