Form 10QSB
period 1999-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 1999-05-03
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

                 YES   X                 NO

At March 31, 1999, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.
Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

                  YES                     NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

    The attached Balance Sheets as of March 31, 1999 and 1998, Statement of Operations for the three months ended March 31, 1999 and 1998, and Statements of Cash Flows for the three months ended March 31, 1999 and 1998 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and 1998 and for the three months ended March 31, 1999 and 1998 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                           Results of Operations

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

    During the three months ended March 31, 1999, the Company incurred a net gain of $15,206 as compared to a net gain of $11,438 for the same three months ended March 31, 1998, an increase in net income of $3,768. Net interest income after provision for note receivable losses increased to $103,933, an increase of $27,908 (or 37%) from $76,025 for the three months ended March 31, 1998. These increases are attributable primarily to an increase in interest income from the Company's Mortgage Loan investments. The Company's cost of funds (i.e., interest expense) during this period increased $39,907 (or 27%); i.e.,$190,339 for the three month period ending March 31, 1999 as compared to $150,432 for the three months ended March 31, 1998. This increase is attributable to an increase in Notes Payable. At March 31,1999, the company had outstanding debt securities (Notes Payable) of $13,011,592, up from $8,635,978 at March 31, 1998, an increase of 51%.

    The Company's operating expenses for the three months ended March
31, 1999 increased to $81,393 from $61,264 for the same period ending March 31, 1998, an increase of 33%. This is attributable primarily to increases in such office operating expenses as marketing, management and accounting services provided for the company over the same period in 1998.

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

                      Liquidity and Capital Resources

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

    Net increase in cash during the three months ending March 31, 1999 was $540,017, compared to a net decrease of $(40,151) for the three months ended March 31, 1998, an increase of $580,168. Net cash provided by operating activities totaled $12,256 for the three months ended March
31, 1999, an increase of $6,887 over $5,369 provided by operating activities during the three months ended March 31, 1998. This difference is attributable primarily to an increase in income from Notes Receivable during the three month period ending March 31, 1999 as compared to the same period in 1998.

    Net cash used by investing activities totaled $(27,604) during the three months ended March 31, 1999, compared to $(994,541) used during the three months ended March 31, 1998, a decrease of $966,937 or 97%. This difference is attributable to a decrease in Notes Receivable purchased and a decrease in Notes Receivable collected during the three month period ending March 31, 1999 as compared to the same period in 1998.

    Net cash provided by financing activities totaled $555,365 for this three month period in 1999, a decrease of $(393,656), or (41%), from $949,021 provided by financing activities during the three month period ending March 31, 1998. This difference is attributable to a decrease in the Company's outstanding debt securities (Notes Payable) and a decrease in funds provided by the Line of Credit during the three month period ending March 31, 1998 as compared to the same period in 1998.

    At March 31, 1999, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $807,670, up from $79,834 at March 31, 1998, a increase of $727,836.

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

Dated: May 12, 1999  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ John C. Garmo
                              John C. Garmo, President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer

                   MINISTRY PARTNERS INVESTMENT CORPORATION
                             Financial Statements
             For the quarters ended March 31, 1999 and 1998

                             BALANCE SHEETS
                                                         March 31,
                                                    1999          1998

ASSETS:

Cash - ECCU	                                    $807,670 	   $79,834
Loan receivable                                   58,925	    69,931
Notes receivable                              13,135,739    10,522,180
Allowance for loan loss                          (11,000)            -
Interest receivable                               85,578	    59,346
Prepaid offering expense                          15,794        31,461
Prepaid expenses                                   4,483        10,845
Furniture, fixtures & equipment (net)              5,163         3,066
Total assets                                 $14,102,352   $10,776,663

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable                                       0             0
Salaries payable                                   4,150         2,739
Accrued expenses - ECCU                           19,471        11,940
Line of credit - ECCU                                  0     1,096,914
Notes payable                                 13,011,592     8,635,978
Income taxes payable                               4,753         3,508
Total liabilities                             13,039,966     9,751,079

Equity:
Common stock, 100,000 shares, no par value     1,000,000     1,000,000
Retained earnings                                 62,386        25,584
Total equity                                   1,062,386     1,025,584

Total liabilities and equity                 $14,102,352   $10,776,663


The accompanying notes are an integral part of these financial statements

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                            Three months ended March 31,
                                                    1999           1998
Income:

Interest income
Note receivable and loans receivable            $291,209       $225,293
Interest-bearing accounts                          4,063          1,164
Total Interest Income                           $295,272       $226,457

Interest expense:
Line of credit                                       379         11,937
Notes payable                                    189,960        138,495
Total interest Expense                           190,339        150,432

Net interest income                              104,933         76,025
Provision for notes receivable losses               1000              0
Net interest income after provision
  for notes receivable losses                    103,933         76,025

Operating expenses:
Salary and benefits                               37,058         32,852
Marketing and promotion                            7,160          5,598
Office operations                                 21,169          4,640
Legal and accounting                              16,006         18,174
Total operating expenses                          81,393         61,264


Income / (loss) before taxes                      22,540         14,761

Provision for taxes                                7,335          3,323

Net income (loss)                                 15,206         11,438


Retained earnings, beginning                      47,180         14,146

Retained earnings, ending                         62,386         25,584

Earnings per share                                  0.15           0.11

The accompanying notes are an integral part of these financial statements

                          STATEMENTS OF CASH FLOWS

                                             Three months ended March 31,
                                                     1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $15,206         $11,438
Adjustments to reconcile net income
  to net cash provided by operation activities
Depreciation and amortization	                        505             166
Provision for notes receivable                      1,000              -
Increase in accrued interest receivable            (2,797)        (17,575)
Decrease in prepaid expense                         4,095           9,297
Decrease in accounts receivable                     1,155           4,000
Increase in acct payable                            2,906          (1,575)
Decrease in income taxes payable                  (12,396)          3,313
Prior year adjustment                               2,582          (3,695)
Net cash provided by operating activities         $12,256          $5,369

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on loans receivable     3,625           3,097
Purchase of notes receivable                     (109,393)     (1,400,214)
Principal payments received on notes receivable    79,846         405,808
Purchase of property and equipment                 (1,681)	       (3,232)
Net cash used by investing activities            ($27,604)      $(994,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on the LOC                          291,000        1,213,383
Amounts paid on the LOC                          (291,000)      (1,096,470)
Principal payments made on notes payable       (1,056,257)	    (1,036,170)
Proceeds from borrowings on notes payable       1,611,622        1,868,278
Net cash provided by financing activities        $555,365         $949,021


Net increase in cash and cash equivalents        $540,017         $(40,151)

Cash and cash equivalents at beginning           $267,653         $119,985

Cash and cash equivalents at end                 $807,670          $79,834

                     MINISTRY PARTNERS INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998

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

2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $807,670 and $79,834 at March 31, 1999 and 1998, respectively. Interest earned on these funds were $4,063 and $1,164 for the three months ended March 31, 1999 and 1998, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $2,456 - 1999 and $1,389 - 1998 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

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

   During 1997, 1998 and 1999, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 8.00% to 11.625%. ECCU services these loans, charging a service fee.

   An allowance for doubtful accounts has been established for notes receivable of $11,000 as of March 31, 1999. At March 31, 1998 no allowance for doubtful accounts had been established. The Company has no experience of loan loss and, as of March 31, 1999 and 1998, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Organization and start up costs

   Organization and start up costs at March 31, 1999 and 1998 are stated as follows:

                                                     1999          1998

      Start up
         Cost                                $     63,292  $     63,292
         Accumulated amortization                  63,292        63,292

                                                     -0-           -0-

      Organization
         Cost                                      15,438        15,438
         Accumulated amortization                  15,438        15,438

                                                     -0-           -0-

                                                     -0-           -0-

5. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $ -0- and $1,096,914 was borrowed at March 31, 1999 and 1998,
   respectively.   Interest at March 31, 1999 and 1998 was 7.750% and
   6.246%, respectively, and varies according to ECCU's cost of funds.

6. Notes payable

   MPIC has unsecured notes payable at March 31, 1999, as follows:


                                     Total        Interest Rate

         Private Placement         $   295,853       6.36 - 8.55
         CA Public Offering            391,942       6.90 - 8.66
         National Offering           1,481,433       4.79 - 7.29
         Special Offering            5,554,618       5.29 - 7.00
         National A-1 Offering       5,247,454       4.79 - 6.54
         International Offering         40,291       5.27 - 6.12

                                  $ 13,011,592


      Future maturities at March 31 are as follows:

                                        1999              1998

         1998                             -0-          5,113,168
         1999                        9,944,802         2,432,429
         2000                        2,192,437           614,617
         2001                          249,117           100,147
         2002                          290,188           252,909
         2003                          285,048           122,706
         2004                           50,000              -0-

                                  $ 13,011,592        $ 8,635,976
7. Public offering

   In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At March 31, 1999 and 1998, $391,942 and $441,384, respectively, were outstanding.

8. National Offering

   In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At March 31, 1999 and 1998, $1,481,433 and $3,617,470, respectively, were outstanding.

   In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $15,000,000 in unsecured notes payable nation wide. This offering is currently available in California, Colorado and Oregon. At March 31, 1999 and 1998, $5,247,500 and $ 502,797, respectively, were outstanding.