Form 10QSB
period 1999-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 1999-08-03
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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

                 YES   X                 NO

At June 30, 1999, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.
Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

                  YES                     NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of June 30, 1999 and 1998, Statement of Operations for the six months ended June 30, 1999 and 1998, and Statements of Cash Flows for the six months ended June 30, 1999 and 1998 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                           Results of Operations

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

    During the six months ended June 30, 1999, the Company incurred a net gain of $30,701 as compared to a net gain of $38,148 for the same six months ended June 30, 1998, a decrease in net income of ($7,447). Net interest income after provision for note receivable losses increased to $207,377, an increase of $49,572 (or 31%) from $157,805 for the six months ended June 30, 1998. These increases are attributable primarily to an increase in interest income from the Company's Mortgage Loan investments. The Company's cost of funds (i.e., interest expense) during this period increased $89,025 (or 28%); i.e., $398,595 for the six month period ending June 30, 1999 as compared to $309,570 for the six months ended June 30, 1998. This increase is attributable to an increase in Notes Payable. At June 30,1999, the company had outstanding debt securities (Notes Payable) of $13,109,988, up from $10,084,973 at June 30, 1998, an increase of 30%.

    The Company's operating expenses for the six months ended June
30, 1999 increased to $157,382 from $107,814 for the same period ending June 30, 1998, an increase of 46%. This is attributable primarily to increases in such office operating expenses as marketing, management and accounting services provided for the company over the same period in 1998.

    The Company is addressing the Year 2000 issue with its parent company, Evangelical Christian Credit Union, who is the data processing provider for the Company. The Company is tracking its Year 2000 preparation in a database that includes software, hardware devices, vendors and interfaces.

    Most critical time-sensitive systems were compliant by the end of 1999. All remaining critical systems were retired prior to June 1, 1999 as the Company installed new systems to better serve its investors. All new systems were tested and verified as Year 2000 compliant before their installation, which also occurred prior to June 1, 1999.

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

    Contingency plans include alternative vendors, alternative procedures and a business recovery plan which is tested annually. The business recovery plan is designed for catastrophic events such as earthquakes or major fires, and has application also to the Year 2000 issue. Remediation costs associated with Year 2000 were nominal for the Company through completion of Year 2000 compliance in mid-year 1999, and are expected to be nominal for the remainder of 1999 and 2000.

                      Liquidity and Capital Resources

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

     Net increase in cash during the six months ending June 30, 1999 was $223,357, compared to a net increase of $452,125 for the six months ended June 30, 1998, a decrease of ($228,768). Net cash provided by operating activities totaled $39,875 for the six months ended June
30, 1999, a decrease of ($4,118) over $43,993 provided by operating activities during the six months ended June 30, 1998. This difference is attributable primarily to increases in such office operating expenses as marketing, management and accounting services provided for the company over the same period in 1998.

     Net cash used by investing activities totaled ($1,320,279) during the six months ended June 30, 1999, compared to ($892,972) used during the six months ended June 30, 1998, an increase of $427,307 or 48%. This difference is attributable to an increase in Notes Receivable purchased and a decrease in Notes Receivable collected during the six month period ending June 30, 1999 as compared to the same period in 1998.

     Net cash provided by financing activities totaled $1,503,761 for this six month period in 1999, an increase of $202,657, or 16%, from $1,301,104 provided by financing activities during the six month period ending June 30, 1998. This difference is attributable to an increase in principal payments made on Notes Payable and a net increase in funds provided by the Line of Credit during the six month period ending
June 30, 1999 as compared to the same period in 1998.

     At June 30, 1999, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $491,010, down from $572,110 at June 30, 1998, a decrease of ($81,100).

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

Dated: JULY 30, 1999  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ John C. Garmo
                              John C. Garmo, President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer

                   MINISTRY PARTNERS INVESTMENT CORPORATION
                             Financial Statements
             For the quarters ended June 30, 1999 and 1998

                             BALANCE SHEETS
                                                         June 30,
                                                    1999          1998


ASSETS:

Cash - ECCU                                     $491,010      $572,110
Loan receivable                                   55,141        67,655
Notes receivable                              14,428,001    10,422,886
Allowance for loan loss                          (14,000)            -
Interest receivable                               92,086        60,905
Prepaid offering expense                          10,969        25,638
Prepaid expenses                                   4,724        10,845
Furniture, fixtures & equipment (net)              8,653         2,816
Total assets                                 $15,076,583   $11,162,855

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable                                   4,140             0
Salaries payable                                   6,081         5,222
Accrued expenses - ECCU                           22,994        11,397
Line of credit - ECCU                            850,000             0
Notes payable                                 13,109,988    10,084,973
Income taxes payable                               5,302         8,969
Total liabilities                             13,998,506    10,110,561

Equity:
Common stock, 100,000 shares, no par value     1,000,000     1,000,000
Retained earnings                                 78,077        52,294
Total equity                                   1,078,077     1,052,294

Total liabilities and equity                 $15,076,583   $11,162,855


The accompanying notes are an integral part of these financial statements

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                            Six months ended June 30,
                                                    1999           1998
Income:

Interest income
Note receivable and loans receivable            $603,284       $464,604
Interest-bearing accounts                          6,688          2,772
Total Interest Income                           $609,972       $467,376

Interest expense:
Line of credit                                     5,278         20,812
Notes payable                                    393,317        288,758
Total interest Expense                           398,595        309,570

Net interest income                              211,377        157,805
Provision for notes receivable losses              4,000              0
Net interest income after provision
  for notes receivable losses                    207,377        157,805

Operating expenses:
Salary and benefits                               77,179         63,541
Marketing and promotion                           13,845          9,299
Office operations                                 42,562          9,243
Legal and accounting                              23,296         25,731
Ministry Support                                     500              0
Total operating expenses                         157,382        107,814


Income / (loss) before taxes                      49,995         49,992

Provision for taxes                               19,294         11,844

Net income (loss)                                 30,701         38,148


Retained earnings, beginning                      47,376         14,146

Retained earnings, ending                         78,077         52,294

Earnings per share                                  0.31           0.38

The accompanying notes are an integral part of these financial statements

                          STATEMENTS OF CASH FLOWS

                                             Six months ended June 30,
                                                     1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $30,701       $38,148
Adjustments to reconcile net income
  to net cash provided by operation activities
Depreciation and amortization	                      1,213           416
Provision for notes receivable                      4,000             -
Increase in accrued interest receivable            (9,305)      (19,134)
Decrease in prepaid expense                         8,679        15,120
Decrease in accounts receivable                     1,155         4,000
Increase in acct payable                           12,500           366
Increase (Decrease) in income taxes payable       (11,847)        8,722
Prior year adjustment                               2,778        (3,695)
Net cash provided by operating activities         $39,875       $43,993

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on loans receivable     7,408         5,372
Purchase of notes receivable                   (1,956,960)   (1,702,749)
Principal payments received on notes receivable   635,151       807,636
Purchase of property and equipment                 (5,879)       (3,232)
Net cash used by investing activities         ($1,320,279)    $(892,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on the LOC                        1,551,000      1,265,384
Amounts paid on the LOC                          (701,000)    (2,245,384)
Principal payments made on notes payable       (2,669,087)    (1,087,437)
Proceeds from borrowings on notes payable       3,322,848      3,368,541
Net cash provided by financing activities      $1,503,761     $1,301,104


Net increase in cash and cash equivalents        $223,357       $452,125
ash and cash equivalents at beginning           $267,653        $119,985

Cash and cash equivalents at end                 $491,010       $572,110

                     MINISTRY PARTNERS INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1999 AND 1998

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

   Organization and start up costs

   Organization and start up costs have been capitalized and are being amortized, using the straight-line method over a five-year period

   Notes Receivable

   Interest income on notes receivable is recognized over the term of the note and is generally computed using the simple interest method.

2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $491,010 and $572,110 at June 30, 1999 and 1998, respectively. Interest earned on these funds were $6,688 and $2,772 for the six months ended June 30, 1999 and 1998, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $5,247 - 1999 and $2,840 - 1998 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable

   Notes payable are substantially to members of ECCU

3. Notes receivable

   In March 1992, MPIC purchased a pool of first trust deed seasoned loans from ECCU for the then outstanding balance. Loan maturities extend through 2001, although the majority were due in 1995 and 1996 Interest rates range from 7.025% to 11.50%, yielding an average of 9.138%. The loans were made to churches in Southern California and are the collateral for certain notes payable. This pool of first trust deed notes was retired in early 1996.

   During 1997, 1998 and 1999, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 7.500% to 11.000%. ECCU services these loans, charging a service fee.

   An allowance for doubtful accounts has been established for notes receivable of $14,000 as of June 30, 1999. At June 30, 1998 no allowance for doubtful accounts had been established. The Company has no experience of loan loss and, as of June 30, 1999 and 1998, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Organization and start up costs

   Organization and start up costs at June 30, 1999 and 1998 are stated as follows:

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

5. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $ 850,000 and $-0- was borrowed at June 30, 1999 and 1998,
   respectively.   Interest at June 30, 1999 and 1998 was 7.750% and
   6.186%, respectively, and varies according to ECCU's cost of funds.

6. Notes payable

   MPIC has unsecured notes payable at June 30, 1999, as follows:


                                     Total        Interest Rate

         Private Placement         $   195,631       7.70 - 8.55
         CA Public Offering            349,333       6.90 - 8.66
         National Offering           1,427,222       4.78 - 7.29
         Special Offering            5,306,130       4.78 - 7.00
         National A-1 Offering       5,744,875       4.78 - 6.51
         International Offering         86,796       5.27 - 6.12

                                  $ 13,109,988


      Future maturities at June 30 are as follows:

                                        1999              1998

         1998                              -0-         5,109,360
         1999                        8,583,944         3,788,750
         2000                        3,529,030           661,740
         2001                          328,917           101,320
         2002                          267,729           274,451
         2003                          289,839           149,352
         2004                          110,530               -0-

                                  $ 13,109,988      $ 10,084,972
7. Public offering

   In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At June 30, 1999 and 1998, $349,333 and $443,435, respectively, were outstanding.

8. National Offering

   In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At June 30, 1999 and 1998, $1,427,222 and $2,846,117, respectively, were outstanding.

   In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $15,000,000 in unsecured notes payable nation wide. This offering is currently available in California, Colorado and Oregon. At June 30, 1999 and 1998, $5,744,875 and $ 2,013,410, respectively, were outstanding.