Form 10QSB
period 1999-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 1999-11-12
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                 YES   X                 NO

At September 30, 1999, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.
Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

                  YES                     NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of September 30, 1999 and 1998, Statement of Operations for the nine months ended September 30, 1999 and 1998, and Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                           Results of Operations

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

    During the nine months ended September 30, 1999, the Company incurred a net gain of $38,712 as compared to a net gain of $49,174 for the same nine months ended September 30, 1998, a decrease in net income of ($10,462). Net interest income after Provision for Notes Receivable Losses increased to $305,106, an increase of $59,194 (or 24%) from $245,912 for the nine months ended September 30, 1998. This increase is attributable primarily to an increase in Notes Receivable. The Company's cost of funds (i.e., interest expense) during this period increased $130,729 (or 28%); i.e., $605,898 for the nine month period ending September 30, 1999 as compared to $475,169 for the nine months ended September 30, 1998. This increase is attributable to an increase in Notes Payable. At September 30,1999, the company had outstanding debt securities (Notes Payable) of $14,081,158, up from $10,849,694 at September 30, 1998, an increase of 30%.

    The Company's operating expenses for the nine months ended September 30, 1999 increased to $238,771 from $176,257 for the same period ending September 30, 1998, an increase of 35%. This is attributable primarily to increases in such office operating expenses as marketing, management, accounting services and salaries (one additional employee) for the company over the same period in 1998.

     The Company is addressing the Year 2000 issue with its parent company, Evangelical Christian Credit Union, who is the data processing provider for the Company. The Company is tracking its Year 2000 preparation in a database that includes software, hardware devices, vendors and interfaces.

    Most critical time-sensitive systems were compliant by the end of 1998. All remaining critical systems were compliant prior to June 1, 1999 as the Company installed new systems to better serve its investors. All new systems were tested and verified as Year 2000 compliant before their installation, which also occurred prior to June 1, 1999.

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

                      Liquidity and Capital Resources

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

     Net increase in cash during the nine months ending September 30, 1999 was $1,237,495, compared to a net increase of $298,541 for the nine months ended September 30, 1998, an increase of $938,954. Net cash used by operating activities totaled ($1,121) for the nine months ended September
30, 1999, a decrease of ($65,946) over $64,825 provided by operating activities during the nine months ended September 30, 1998. This difference is attributable primarily to a decrease on Accounts Payable over the same period in 1998.

     Net cash used by investing activities totaled ($386,314) during the nine months ended September 30, 1999, compared to ($1,832,108) used during the nine months ended September 30, 1998, a decrease in cash used of ($1,445,794) or (79)%. This difference is attributable to a decrease in Notes Receivable purchased and an increase in Notes Receivable collected during the nine month period ending September 30, 1999 as compared to the same period in 1998.

     Net cash provided by financing activities totaled $1,624,931 for this nine month period in 1999, a decrease of ($440,893), or (21%), from $2,065,824 provided by financing activities during the nine month period ending September 30, 1998. This difference is attributable to an increase in principal payments made on Notes Payable and a decrease in amounts paid on the Line of Credit during the nine month period ending September 30, 1999 as compared to the same period in 1998.

     At September 30, 1999, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $1,505,148, up from $418,526 at September 30, 1998, an increase of $1,086,622.

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

Dated: May 12, 1999  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ John C. Garmo
                              John C. Garmo, President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer

                   MINISTRY PARTNERS INVESTMENT CORPORATION
                             Financial Statements
             For the quarters ended September 30, 1999 and 1998

                             BALANCE SHEETS
                                                         September 30,
                                                    1999          1998


ASSETS:

Cash - ECCU                                   $1,505,148      $418,526
Loan receivable                                   51,311        65,428
Notes receivable                              13,497,867    11,362,309
Allowance for loan loss                          (17,000)            -
Interest receivable                               85,104        67,596
Prepaid offering expense                           6,895        28,342
Prepaid expenses                                   6,622         3,216
Furniture, fixtures & equipment (net)              7,812         4,398
Total assets                                 $15,143,759   $11,949,816

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable                                 (55,325)            0
Salaries payable                                   4,210         4,122
Accrued expenses - ECCU                           19,886        17,630
Line of credit - ECCU                                  0             0
Notes payable                                 14,081,158    10,849,694
Income taxes payable                               7,742        15,050
Total liabilities                             14,057,671    10,886,496

Equity:
Common stock, 100,000 shares, no par value     1,000,000     1,000,000
Retained earnings                                 86,088        63,320
Total equity                                   1,086,088     1,063,320

Total liabilities and equity                 $15,143,759   $11,949,816


The accompanying notes are an integral part of these financial statements

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                            Nine months ended September 30,
                                                    1999           1998
Income:

Interest income
Note receivable and loans receivable            $894,772       $713,637
Interest-bearing accounts                         23,233          7,444
Total Interest Income                           $918,004       $721,081

Interest expense:
Line of credit                                     5,278         21,235
Notes payable                                    600,620        453,934
Total interest Expense                           605,898        475,169

Net interest income                              312,106        245,912
Provision for notes receivable losses              7,000              0
Net interest income after provision
  for notes receivable losses                    305,106        245,912

Operating expenses:
Salary and benefits                              116,616         97,859
Marketing and promotion                           27,953         20,467
Office operations                                 61,062         23,702
Legal and accounting                              31,539         34,229
Ministry Support                                   1,600              0
Total operating expenses                         238,771        176,257


Income / (loss) before taxes                      66,335         69,656

Provision for taxes                               27,623         20,482

Net income (loss)                                 38,712         49,174


Retained earnings, beginning                      47,376         14,146

Retained earnings, ending                         86,088         63,320

Earnings per share                                  0.39           0.49

The accompanying notes are an integral part of these financial statements

                          STATEMENTS OF CASH FLOWS

                                             Nine months ended September 30,
                                                     1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $38,712      $49,174
Adjustments to reconcile net income
  to net cash provided by operation activities
Depreciation and amortization	                      2,053          773
Provision for notes receivable                      7,000            -
Increase in accrued interest receivable            (2,323)      (25,825)
Decrease in prepaid expense                        10,855        20,045
Decrease in accounts receivable                     1,155         4,000
Increase (Decrease)in acct payable                (51,944)        5,499
Increase (Decrease) in income taxes payable        (9,407)       14,854
Prior year adjustment                               2,778        (3,695)
Net cash provided (used) by operating activities  $(1,121)      $64,825

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on loans receivable    11,239         7,599
Purchase of notes receivable                   (2,065,981)   (3,141,114)
Principal payments received on notes receivable 1,674,307      1,306,578
Purchase of property and equipment                 (5,879)        (5,171)
Net cash used by investing activities           ($386,314)   $(1,832,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on the LOC                        1,551,000      1,265,384
Amounts paid on the LOC                        (1,551,000)    (2,245,384)
Principal payments made on notes payable       (3,724,322)    (1,715,469)
Proceeds from borrowings on notes payable       5,349,252      4,761,293
Net cash provided by financing activities      $1,624,931     $2,065,824


Net increase in cash and cash equivalents     $1,237,495        $298,541

Cash and cash equivalents at beginning          $267,653        $119,986

Cash and cash equivalents at end              $1,505,148        $418,527

                     MINISTRY PARTNERS INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1999 AND 1998

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

2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $1,505,148 and $418,526 at September 30, 1999 and 1998, respectively. Interest earned on these funds were $23,233 and $7,444 for the nine months ended September 30, 1999 and 1998, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $8,324 - 1999 and $4,192 - 1998 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable

   Notes payable are substantially to members of ECCU

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

   During 1997, 1998 and 1999, MPIC participated in church loans made by ECCU Interest is at variable rates of interest; ranging from 7.500% to 11.000%. ECCU services these loans, charging a service fee.

   An allowance for doubtful accounts has been established for notes receivable of $17,000 as of September 30, 1999. At September 30, 1998 no allowance for doubtful accounts had been established. The Company has no experience of loan loss and, as of September 30, 1999 and 1998, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Organization and start up costs

   Organization and start up costs at September 30, 1999 and 1998 are stated as follows:

                                                     1999          1998

      Start up
         Cost                                $     63,292  $     63,292
         Accumulated amortization                  63,292        63,292
                                                   ------        ------
                                                     -0-           -0-

      Organization
         Cost                                      15,438        15,438
         Accumulated amortization                  15,438        15,438
                                                   -------       ------
                                                     -0-           -0-
                                                   -------       ------
                                                     -0-           -0-

5. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $-0- and $-0- was borrowed at September 30, 1999 and 1998,
   respectively.   Interest at September 30, 1999 and 1998 was 8.000% and
   7.500%, respectively, and varies according to ECCU's cost of funds.

6. Notes payable

   MPIC has unsecured notes payable at September 30, 1999, as follows:


                                     Total        Interest Rate

         Private Placement         $   199,676       7.70 - 8.55
         CA Public Offering            354,585       6.90 - 8.66
         National Offering           1,204,285       4.82 - 7.29
         Special Offering            6,228,436       4.82 - 6.71
         National A-1 Offering       5,966,542       4.82 - 6.50
         International Offering        127,633       5.27 - 5.81
                                    ----------
                                  $ 14,081,158


      Future maturities at September 30 are as follows:

                                        1999              1998

         1998                              -0-         4,157,785
         1999                        6,256,420         5,198,816
         2000                        6,510,096           656,087
         2001                          586,284            85,933
         2002                          292,608           260,017
         2003                          293,961           146,051
         2004                          141,789               -0-
                                    ----------        ----------
                                  $ 14,081,158      $ 10,504,689
7. Public offering

   In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At September 30, 1999 and 1998, $354,585 and $367,775, respectively, were outstanding.

8. National Offering

   In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At September 30, 1999 and 1998, $1,204,285 and $2,151,848, respectively, were outstanding.

   In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $15,000,000 in unsecured notes payable nation wide. This offering is currently available in California, Colorado and Oregon. At September 30, 1999 and 1998, $5,966,542 and $ 2,544,966, respectively, were outstanding.