Form 10KSB
period 1999-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2000-03-31
CIK 944130

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                FORM 10-KSB

     (Mark One)
     [ X ]          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                    YES   X                   NO
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year: $1,230,262

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

At December 31, 1999, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (e) any prospectus filed
pursuant to Rule 424(b) or   of the Securities Act of 1933 ("Securities Act").
The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

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

   Management believes that it can continue to achieve profitable margins between interest revenues and interest expenses irrespective of fluctuating interest rates or inflation based on the adjustment of interest rates the Company pays to its Note investors to reflect increases or decreases, in the blended index rate (as defined in the prospectus). In addition, a significant percentage of the Company's Mortgage Loan investments have variable interest rates and reflect interest rate fluctuations due to inflation or other factors over the term of the investment.


                             Results of Operations

Twelve Months Ended December 31, 1999 vs. Twelve Months Ended December 31,
1998

   During the twelve months ended December 31, 1999, the Company incurred a net gain of $33,320 as compared to a net gain of $30,258 for the same twelve months ended December 31, 1998, a increase in net income of $3,062. Interest income, net, for the period, was $407,964, an increase of 20% from $339,485 for the twelve months ended December 31, 1998. The Company's cost of funds (i.e., interest expense) during this period increased $157,053 (or 24%)to $822,298 for the twelve month period ending December 31, 1999 as compared to $665,246 for the twelve months ended December 31, 1998. This is attributable to significant growth in the Company's debt securities portfolio. At December 31, 1999, the company had outstanding debt securities (Notes Payable) of $15,503,354, up from $12,456,227 at December 31, 1998, an increase of 24%.

   The Company's operating expenses for the twelve months ended December 31, 1999 increased to $333,278 from $275,701 for the same period ending December
31, 1998, an increase of 21%. This is attributable primarily to increases in Marketing and promotion, the addition of Ministry support (charitable Contributions), and increases in Salaries and Benefits due to the addition of an additional full time staff person in 1999.

   The Company did not experience any material adverse effects on its results of operation or financial conditions as a result of year 2000 issues. Remediation costs associated with Year 2000 were minimal for the Company. It believes remediation costs will continue to be nominal through completion of Year 2000.

                       Liquidity and Capital Resources

Twelve Months Ended December 31, 1999 vs. Twelve Months Ended December 31,1998

   Net decrease in cash during the twelve months ended December 31, 1999 was $(71,880), compared to a net increase of $147,668 for the twelve months ended December 31, 1998. This decrease of $(219,548) was due primarily to a decrease in net cash provided by Notes Payable. Net cash provided by operating Activities totaled $46,801 for the twelve months ended December 31, 1999; a decrease of $1,623 from $48,424 provided by operating activities during the twelve months ended December 31, 1998.

   Net cash used by investing activities totaled $(3,165,808) during the twelve months ended December 31, 1999, compared to $(3,573,111) used during the twelve months ended December 31, 1998, a decrease in cash used of $407,303. This difference is primarily attributable to a decrease in net cash used by Notes Receivable during the twelve months ended December 31, 1999 as compared to the same period in 1998

   Net cash provided by financing activities totaled $3,047,127 for this twelve-month period in 1999, a decrease of $625,228 from $3,672,355 provided by financing activities during the twelve months ended December 31, 1998. This difference is primarily attributable a decrease in net cash provided by borrowings on Notes Payable as compared to the same period in 1998.

   At December 31, 1999, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $195,773, down from $267,653 at December 31, 1998, a decrease of $71,880 (27)%.

Item 7.  Financial Statements

The Balance Sheets, Statement of Operations and Statements of Cash
Flows for the twelve months ended December 31, 1999 and 1998 of Registrant (the "Company") are included following the Independent Auditor's Report below.

Item 8.  Changes In and disagreements With Accountants on Accounting and Financial Disclosure

                  None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act

Set forth below are the Directors and Executive officers of the Company:

 Name:                   Position Held:
 Mark G. Holbrook             Chairman of the Board, Chief Executive Officer
 John C. Garmo                President
 Mark A. Johnson              Vice Chairman of the Board, Chief Financial
                                Officer, Treasurer, Director
 Van C. Elliott*              Director
 Arthur G. Black*             Director
 Wallace G. Norling*          Director
 Scott T. Vandeventer         Director

   * Denotes Independent Director

The following is a summary of the business experience of the officers and directors of the Company during the past five years.

  MARK G. HOLBROOK, age 50, has served as chairman of the Company since its inception. Mr. Holbrook also serves as president and chief executive officer of ECCU. Mr. Holbrook served as Board Chairman of Christian Management Association until the end of his term in February 99.

  JOHN C. (SKIP) GARMO, age 53, has served as president of the Company since December, 1994. As president, Dr. Garmo is responsible for the management of the Company's day-to-day operations subject to the supervision of the Company's Board of Directors. Prior to joining the Company, Dr. Garmo served as vice president of MAF Foundation, a private foundation specializing in charitable gift-planning. He is active in various professional organizations and serves on several not-for-profit boards.

  MARK A. JOHNSON, age 43, has served as vice chairman, chief financial officer, treasurer, and a director of the Company since its inception. Mr. Johnson also serves as executive vice president of ECCU, a position he has held since June, 1993. Mr. Johnson is also owner of Mailbox Surprises since its inception in January 1994.

  VAN C. ELLIOTT, age 63, has served as director of the Company since its inception. He has served as director for ECCU since 1990. Mr. Elliott served as Associate Director of the Conservative Baptist Association of Southern California from 1980 to 1994. Since that time, he has been self-employed as a Consultant. Mr. Elliott is a member of the Christian Estate Planners of California, Christian Management Association, and is a Certified Financial Planner.

  ARTHUR G. BLACK, age 62, was elected to the Company's board of directors in 1994. Mr. Black is currently Director of Ministry Services at Ambassador Advertising Agency. He was previously a ministry development officer at ECCU. Mr. Black was executive vice president of Truth For Life (1994-1996), a nationally-syndicated radio Bible teaching ministry. He served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. He is a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors.

  WALLACE G. NORLING, age 75, has served as a director of the Company since its inception. Dr. Norling serves as Superintendent Emeritus of the southwest district of the Evangelical Free Church.

  SCOTT T. VANDEVENTER, age 44, has served as a director of the Company since 1992. Mr. Vandeventer has been employed by ECCU since 1988 and is currently executive vice president and chief operating officer of ECCU. Mr. Vandeventer is also currently associated with NYE Partners, a business consulting firm whose clients may include firms doing business with the Company and/or ECCU.

Item 10.  Executive Compensation

  Except for Mr. Garmo, none of the Company's officers or directors currently receives compensation from the Company. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on behalf of the Company.

  The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company during its fiscal year ended December 31, 1999, its fiscal year ended December 31, 1998 and its fiscal year ended December 31, 1997 by its Chief Executive Officer and President. None of the Company's executive officers (the named Executive Officers) had a total salary, plus bonus, exceeding $100,000 during this period.

                    Summary Compensation Table

               Annual Compensation    Long-Term Compensation
                                                        Securities
Name and               Fiscal Year               Restricted    Underlying
Principal Position       Ended       Salary(s)(1)Stock Awards     Options
Mark G. Holbrook,       12-31-99        (2)           -0-           -0-
Chairman, Chief         12-31-98        (2)           -0-           -0-
Executive Officer       12-31-97        (2)           -0-           -0-


John C. Garmo,          12-31-99     $73,601          -0-           -0-
President               12-31-98      68,543          -0-           -0-
                        12-31-97      58,664          -0-           -0-


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

Dated: March 31, 1999  MINISTRY PARTNERS INVESTMENT CORPORATION
                     (Registrant)

                                           By:  /s/ John C. Garmo
                                                John C. Garmo, President

                                           By:  /s/ Brian Scharkey
                                                Brian Scharkey,
                                                Principal Accounting Officer






                                   MINISTRY PARTNERS INVESTMENT
                                           CORPORATION

                                       FINANCIAL STATEMENTS

                                     DECEMBER 31, 1999 AND 1998













                                    TABLE OF CONTENTS


                                                   Page

Independent Auditor's Report                        1

Balance Sheets                                      2

Statements of Income and Retained Earnings          3

Statements of Cash Flows                            4

Notes to Financial Statements                       6










                             INDEPENDENT AUDITOR'S REPORT


Board of Directors
Ministry Partners Investment Corporation


We have audited the accompanying balance sheets of Ministry Partners Investment Corporation as of December 31, 1999 and 1998, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ TURNER, WARREN, HWANG & CONRAD
TURNER, WARREN, HWANG & CONRAD
ACCOUNTANCY CORPORATION


February 22, 2000



                        MINISTRY PARTNERS INVESTMENT CORPORATION

                                     BALANCE SHEETS

                                       DECEMBER 31




                                                      1999          1998
ASSETS
Current Assets
  Cash                                         $   195,773   $    267,653
  Notes receivable, net of allowance for losses  2,935,590        344,434
  Loans receivable                                   5,226          3,590
  Interest receivable                               81,989         82,781
  Accounts receivable                                    -          1,155
  Prepaid expenses                                  26,580         24,372
                                                 ---------        -------
    Total Current Assets                         3,245,158        723,985
                                                 ---------        -------
Other Assets
  Notes receivable                              13,325,603     12,751,758
  Loans receivable                                  42,252         58,960
  Property and equipment, net                        6,972          3,987
                                                ----------     ----------
    Total Other Assets                          13,374,827     12,814,705
                                                ----------     ----------
Total Assets                                  $ 16,619,985   $ 13,538,690
                                                ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Accounts payable                            $     30,906   $     20,715
  Notes payable - current portion               13,692,987     10,877,010
  Income taxes payable                               7,806         17,149
                                                ----------     ----------
  Total Current Liabilities                     13,731,699     10,914,874
                                                ----------     ----------
Long-term Liabilities
  Notes payable                                 15,503,354     12,456,227
  Less current portion                         (13,692,987)   (10,877,010)
                                                ----------     ----------
    Total Long-term Liabilities                  1,810,367      1,579,217
                                                ----------     ----------
Commitments and contingent liabilities                  -               -
Stockholder's Equity
  Common stock, 10,000,000 shares
   authorized, 100,000 shares issued
   and outstanding, no par value                 1,000,000       1,000,000
  Retained earnings                                 77,919          44,599
                                                 ---------       ---------
   Total Stockholder's Equity                    1,077,919       1,044,599
                                                 ---------       ---------
Total Liabilities and Stockholder's Equity    $ 16,619,985  $   13,538,690
                                                ==========      ==========
The accompanying notes are an integral part of these financial statements.

                       MINISTRY PARTNERS INVESTMENT CORPORATION

                      STATEMENTS OF INCOME AND RETAINED EARNINGS

                             FOR THE YEARS END DECEMBER 31

                                                     1999             1998
INTEREST INCOME
Notes receivable and loans receivable         $ 1,192,734       $  986,717
Interest-bearing accounts                          37,528           18,014
                                                ---------        ---------
    Total Interest Income                       1,230,262        1,004,731
                                                =========        =========


INTEREST EXPENSE
Line of credit                                     8,227            21,235
Notes payable                                    814,071           644,011
                                                 -------           -------
    Total Interest Expense                       822,298           665,246
                                                 =======           =======

NET INTEREST INCOME                              407,964           339,485
                                                 -------           -------
PROVISION FOR NOTES RECEIVABLE LOSSES             10,000            10,000
                                                 -------           -------
NET INTEREST INCOME AFTER PROVISION FOR
 NOTE RECEIVABLE LOSSES                          397,964           329,485
                                                 -------           -------
OPERATING EXPENSES
Salaries and benefits                            154,563           126,497
Marketing and promotion                           48,434            36,655
Office occupancy                                  11,337            10,921
Office operations                                 72,175            61,132
Legal and accounting                              36,669            40,496
Ministry support                                  10,100                 -
                                                 -------           -------
     Total Operating Expenses                    333,278           275,701
                                                 -------           -------
INCOME BEFORE PROVISION FOR INCOME TAXES          64,686            53,784

Provision for Income Taxes                        31,366            23,526
                                                 -------           -------
NET INCOME                                        33,320            30,258

RETAINED EARNINGS, BEGINNING                      44,599            14,341
                                                 -------           -------
RETAINED EARNINGS, ENDING                       $ 77,919         $  44,599
                                                 =======           =======

The accompanying notes are an integral part of these financial statements.

                          MINISTRY PARTNERS INVESTMENT CORPORATION

                                  STATEMENTS OF CASH FLOWS

                                FOR THE YEARS END DECEMBER 31




                                                         1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $   33,320   $   30,258
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                       2,894        1,184
    Provision for notes receivable                     10,000       10,000
Decrease (increase) in accrued interest receivable        792      (41,010)
(Increase) decrease in prepaid expense                 (2,208)      27,230
Decrease in accounts receivable                         1,155        2,845
Increase in accounts payable                           10,191        4,462
(Decrease) increase in income taxes payable            (9,343)      13,455
                                                       ------       ------
      Net Cash Provided by Operating Activities        46,801       48,424
                                                       ======       ======
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on loans receivable        15,072       10,477
Purchase of notes receivable                      (11,993,852)  (5,459,964)
Principal payments received on notes receivable     8,818,851    1,881,547
Purchase of property and equipment                     (5,879)      (5,171)
                                                    ---------    ---------
      Net Cash Used by Investing Activities        (3,165,808)  (3,573,111)
                                                    =========    =========

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on line of credit                     2,466,000    1,672,384
Amounts paid on line of credit                     (2,466,000)  (2,652,384)
Principal payments made on notes payable           (5,501,174)  (1,735,252)
Proceeds from borrowings on notes payable           8,548,301    6,387,607
                                                    ---------    ---------
      Net Cash Provided by Financing Activities     3,047,127    3,672,355
                                                    =========    =========

Net increase in cash and cash equivalents             (71,880)     147,668

Cash and cash equivalents at beginning of year        267,653      119,985
                                                      -------      -------
Cash and cash equivalents at end of year            $ 195,773    $ 267,653
                                                      =======      =======

The accompanying notes are an integral part of these financial statements.

                            MINISTRY PARTNERS INVESTMENT CORPORATION

                              STATEMENTS OF CASH FLOWS (CONTINUED)

                                 FOR THE YEARS END DECEMBER 31



                     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                                            1999              1998
Interest paid                        $   822,298       $   665,246
Income taxes paid                         40,709             6,377





The accompanying notes are an integral part of these financial statements.

                          MINISTRY PARTNERS INVESTMENT CORPORATION

                             NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 1999 AND 1998



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

NOTE 2 -  RELATED PARTY TRANSACTIONS

The Company maintains all its funds at the parent, ECCU. Total funds held with ECCU at December 31, 1999 and 1998 were $195,773 and $267,653, respectively. Interest earned on these funds for the years ended December 31, 1999 and 1998 were $37,528 and $18,014, respectively.

The Company, as part of its investment strategy, purchases an interest in loans offered for sale by ECCU. In consideration, ECCU has entered into an agreement with the Company to share net fee income on loans purchased. The Company purchased loans totaling $11,993,852 and $5,459,964 from ECCU and received no fee income from ECCU during the years ended
December 31, 1999 and 1998, respectively. The Company recognized interest income on notes receivable from ECCU of $1,187,596 and $986,717 during the years ended December 31, 1999 and 1998, respectively.

The Company pays support charges for management services and rent to ECCU on a month-to- month basis. Charges of $48,600 and $35,575 were made for these services for the years ended December 31, 1999 and 1998, respectively. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

The Company reimburses ECCU for salaries and benefits of employees. The amounts reimbursed for the years ended December 31, 1999 and 1998 were $154,563 and $126,497, respectively. Reimbursements of $29,503 and $18,082 were due to ECCU at December 31, 1999 and 1998, respectively.

NOTE 3 - NOTES RECEIVABLE

The notes receivable are backed by loan participation agreements secured by loans originated by ECCU to various churches and related organizations to finance facilities. Loan maturities extend through 2005. The notes earn interest at rates between 7.25% and 11.00%, with a weighted average yield of 8.24%.

The Company maintains allowance for notes receivable losses of $20,000.
The Company has no experience of loan loss and, as of December 31, 1999, none of the loans are impaired. Management believes all of the notes are adequately secured and the allowance is adequately maintained.

NOTE 4 - LINE OF CREDIT

The Company has an unsecured $2,100,000 line of credit with ECCU that expires March 31, 2000. There were no outstanding borrowings as of December 31, 1999. Interest at December 31, 1999 was 8.25%, and varies according to ECCU's cost of funds. Interest of $8,227 and $21,235 was paid to ECCU during the years ended December 31, 1999 and 1998, respectively.

NOTE 5 - NOTES PAYABLE

The Company has unsecured notes payable at December 31, 1999, as follows:


                                             Amount         Interest Rate
Private Placement Notes               $    203,860          7.70% - 8.55%
Public Offering Notes - California         356,940          6.90% - 8.66%
Public Offering Notes - National         7,270,376          4.95% - 7.21%
Special Offering Notes                   7,543,111          4.95% - 6.48%
Offshore Notes                             129,067          5.27% - 5.81%
                                        ----------
                                      $ 15,503,354
                                        ==========

Notes payable are substantially to members of ECCU.

The following are maturities of notes payable for each of the next five years:

     Year Ending
     December 31
        2000        $   13,692,987
        2001               937,701
        2002               393,292
        2003               298,956
        2004               180,418
                        ----------
                   $    15,503,354
                        ==========
NOTE 6 - PUBLIC OFFERING

In August 1994, the Company received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. Notes totaling $124,874 and $386,878 were outstanding at December 31, 1999 and 1998, respectively. This offering has been discontinued.

The Company filed a registration statement with the U.S. Securities and Exchange Commission (SEC) and received approval in October 1996 to offer $5,000,000 in unsecured promissory notes to the public. Notes totaling $744,828 and $1,920,261 were outstanding at December 31, 1999 and 1998, respectively.

The Company filed a registration statement with the SEC and received approval in December 1997 to offer $15,000,000 in unsecured promissory notes to the public. Notes totaling $5,386,462 and $4,077,563 were outstanding as of December 31, 1999 and 1998, respectively.

The Company filed a registration statement with the SEC and received approval in December 1999 to offer $12,500,000 unsecured notes to the public. Notes totaling $1,139,088 were outstanding as of December 31, 1999.

NOTE 7 - INCOME TAXES

Federal income and state franchise taxes for the years ended December 31, 1999 and 1998 are as follows:



                         1999            1998
Federal income taxes $ 20,002        $ 14,537
State franchise taxes  11,364           8,989
                       ------          ------
                     $ 31,366        $ 23,526
                       ======          ======

NOTE 8 - CONCENTRATION OF CREDIT RISK

At December 31, 1999 and 1998, the Company had cash at ECCU which was not federally insured. The aggregate uninsured amounts were $82,954 and $123,387, respectively.