Form 10QSB
period 2000-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2000-05-15
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

                 YES   X                 NO

At March 31, 2000, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.
Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

                  YES                     NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

    The attached Balance Sheets as of March 31, 2000 and 1999, Statement of Operations for the three months ended March 31, 2000 and 1999, and Statements of Cash Flows for the three months ended March 31, 2000 and 1999 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the three months ended March 31, 2000 and 1999 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                           Results of Operations

Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999

    During the three months ended March 31, 2000, the Company incurred a net gain of $4,527 as compared to a net gain of $15,206 for the same three months ended March 31, 1999, a decrease in net income of ($10,679). Net interest income after provision for note receivable losses decreased to $88,423, a decrease of ($15,510) (or 15%) from $103,933 for the three months ended March 31, 1999. This decrease is attritiburable to a decrease in the weighted average yield (WAY)on Notes Receivable and an increase in weighted average cost (WAC) on Notes Payable . The Company's cost of funds (i.e., interest expense) during this period increased $68,801 (or 36%); i.e., $259,140 for the three month period ending March 31, 2000 as compared to $190,339 for the three months ended March 31, 1999. This increase is attributable to an increase in Notes Payable and an increase in the (WAC) on Notes Payable. At March 31, 2000, the company had outstanding debt securities (Notes Payable) of $17,325,023, up from $13,011,592 at March 31, 1999, an increase of 33%.

    The Company's operating expenses for the three months ended March 31, 2000 decreased to $80,851 from $81,393 for the same period ending March 31, 1999, a decrease of .6%. This is attributable primarily to decreased in salaries and legal and accounting expenses over the same period in 1999.

 The Company did not experience any material adverse effects on its results of operation or financial conditions as a result of year 2000 issues. Remediation costs associated with Year 2000 were minimal for the Company. It believes remediation costs will continue to be nominal through completion of Year 2000.

                      Liquidity and Capital Resources

Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999

    Net increase in cash during the three months ending March 31, 2000 was $640,897, compared to a net increase of $540,017 for the three months ended March 31, 1999, an increase of $100,880. Net cash provided by operating activities totaled $1,492 for the three months ended March
31, 2000, a decrease of ($10,764) over $12,256 provided by operating activities during the three months ended March 31, 1999. This difference is attributable primarily to a decrease in Net Income during the three month period ending March 31, 2000 as compared to the same period in 1999.

    Net cash used by investing activities totaled $(1,182,263) during the three months ended March 31, 2000, compared to $(27,604) used during the three months ended March 31, 1999, an increase of $(1,154,659). This difference is attributable to an increase in net cash flow from Notes Receivable purchased during the three month period ending March 31, 2000 as compared to the same period in 1999.

    Net cash provided by financing activities totaled $1,821,688 for this three month period in 2000, an increase of $1,266,303, or (228%), from $555,365 provided by financing activities during the three month period ending March 31, 1999. This difference is attributable to an increase in net cash flow from the Company's outstanding debt securities (Notes Payable) during the three month period ending March 31, 2000 as compared to the same period in 1999.

    At March 31, 2000, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $836,669, up from $807,670 at March 31, 1999, a increase of $28,999.

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

Dated: May 12, 1999  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ Stephen A. Ballas
                                  Stephen A. Ballas, President


                         By:  /s/ Brian Scharkey
                                  Brian Scharkey,
                                  Principal Accounting Officer

                   MINISTRY PARTNERS INVESTMENT CORPORATION
                             Financial Statements
             For the quarters ended March 31, 2000 and 1999

                             BALANCE SHEETS
                                                         March 31,
                                                    2000          1999

ASSETS:

Cash - ECCU                                   $836,669        $807,670
Loan receivable                                 43,343          58,925
Notes receivable                            1,7467,592      13,135,739
Allowance for loan loss                        (22,500)        (11,000)
Interest receivable                             85,493          85,578
Prepaid offering expense                         9,488          15,794
Prepaid expenses                                11,977           4,483
Furniture, fixtures & equipment (net)            6,131           5,163
Total assets                               $18,438,193     $14,102,352

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable                                 3,000               0
Salaries payable                                 4,602           4,150
Accrued expenses - ECCU                         20,079          19,471
Line of credit - ECCU                                0               0
Notes payable                               17,325,022      13,011,592
Income taxes payable                               126           4,753
Total liabilities                          $17,352,829     $13,039,966

Equity:
Common stock, 100,000 shares, no par value   1,000,000       1,000,000
Retained earnings                               85,364          62,386
Total equity                                 1,085,364       1,062,386

Total liabilities and equity                18,438,193     $14,102,352


The accompanying notes are an integral part of these financial statements

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                            Three months ended March 31,
                                                    2000           1999
Income:

Interest income
Note receivable and loans receivable            $331,262       $291,209
Interest-bearing accounts                         18,801          4,063
Total Interest Income                           $350,063       $295,272

Interest expense:
Line of credit                                         0            379
Notes payable                                    259,141        189,960
Total interest Expense                           259,141        190,339

Net interest income                               90,922        104,933
Provision for notes receivable losses              2,500           1000
Net interest income after provision
  for notes receivable losses                     88,422        103,933

Operating expenses:
Salary and benefits                               30,337        37,058
Marketing and promotion                           13,202         7,160
Office operations                                 25,096        21,169
Legal and accounting                              12,216        16,006
Total operating expenses                          80,851        81,393


Income / (loss) before taxes                       7,571        22,540

Provision for taxes                                3,044         7,335

Net income (loss)                                  4,527        15,206


Retained earnings, beginning                      80,837        47,180

Retained earnings, ending                         85,364        62,386

Earnings per share                                  0.05         0.15

The accompanying notes are an integral part of these financial statements

                          STATEMENTS OF CASH FLOWS

                                             Three months ended March 31,
                                                     2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $4,527       $15,206
Adjustments to reconcile net income
  to net cash provided by operation activities
Depreciation and amortization                          841           505
Provision for notes receivable                       2,500         1,000
Increase in accrued interest receivable             (3,503)       (2,797)
Decrease in prepaid expense                          5,114         4,095
Decrease in accounts receivable                          -         1,155
Decrease in acct payable                            (3,225)        2,906
Decrease in income taxes payable                    (4,762)      (12,396)
Prior year adjustment                                    -         2,582
Net cash provided by operating activities           $1,492       $12,256

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on loans receivable      4,136         3,625
Purchase of notes receivable                    (8,651,707)     (109,393)
Principal payments received on notes receivable  7,465,308        79,846
Purchase of property and equipment                       -        (1,681)
Net cash used by investing activities           (1,182,263)    $($27,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on the LOC                                 -       291,000
Amounts paid on the LOC                                  -      (291,000)
Principal payments made on notes payable        (1,910,764)   (1,056,257)
Proceeds from borrowings on notes payable        3,732,431     1,611,622
Net cash provided by financing activities       $1,821,667      $555,365


Net increase in cash and cash equivalents         $640,896      $540,017

Cash and cash equivalents at beginning            $195,773      $267,653

Cash and cash equivalents at end                  $836,669      $807,670

                     MINISTRY PARTNERS INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

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

2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $836,669 and $807,670 at March 31, 2000 and 1999, respectively. Interest earned on these funds were $18,801 and $4,063 for the three months ended March 31, 2000 and 1999, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $2,612 - 2000 and $2,456 - 1999 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

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

   During 1997, 1998, 1999 and 2000, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 7.250% to 11.000%, yielding an average of 8.154%. ECCU services these loans, charging a service fee.

   An allowance for doubtful accounts has been established for notes receivable of $22,500 as of March 31, 2000. At March 31, 1999 the allowance for doubtful accounts was $11,000. The Company has no experience of loan loss and, as of March 31, 2000 and 1999, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $ -0- and $-0- was borrowed at March 31, 2000 and 1999,
   respectively.   Interest at March 31, 2000 and 1999 was 8.750% and
   7.750%, respectively, and varies according to ECCU's cost of funds.

5. Notes payable

   MPIC has unsecured notes payable at March 31, 2000, as follows:


                                     Total        Interest Rate

         Private Placement         $   131,558       7.70 - 8.30
         CA Public Offering            361,501       6.90 - 8.66
         National Offering             561,312       5.24 - 7.21
         Special Offering            9,377,975       5.24 - 7.04
         National A-1 Offering       6,762,177       5.24 - 6.98
         International Offering        130,499       5.37 - 6.69

                                  $ 17,325,022       5.24 - 8.66


      Future maturities at March 31 are as follows:

                                          2000              1999

         1999                              -0-         9,944,802
         2000                       13,373,095         2,192,437
         2001                        2,772,128           249,117
         2002                          529,320           290,188
         2003                          303,273           285,048
         2004                          192,978            50,000
         2005                          154,228               -0-

                                  $ 17,325,022      $ 13,011,592
6. Public offering

   In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At March 31, 2000 and 1999, $361,501 and $391,942, respectively, were outstanding.

7. National Offering

   In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At March 31, 2000 and 1999, $561,312 and $1,481,433, respectively, were outstanding.

   In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering is currently available in California, Colorado and Oregon. At March 31, 2000 and 1999,$ 6,762,177 and $ 5,247,500, respectively, were outstanding in total National A1 notes.