Form 10QSB
period 2000-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2000-08-07
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

                 YES   X                 NO

At June 30, 2000, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.
Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

                  YES                     NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of June 30, 2000 and 1999, Statement of Operations for the six months ended June 30, 2000 and 1999, and Statements of Cash Flows for the six months ended June 30, 2000 and 1999 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                           Results of Operations

Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

    During the six months ended June 30, 2000, the Company incurred a net gain of $1,429 as compared to a net gain of $30,701 for the same six months ended June 30, 1999, a decrease in net income of $29,272. This decrease is attributable primarily to an increase in Salaries
& Benefits and Marketing & Promotions. Salaries increased due to a nonrecurring recruiting fee associated with the acquisition of a new president. Net interest income after provision for note receivable losses decreased to $196,617, a decrease of $10,760 (or 5%) from $207,377 for the six months ended June 30, 1999. This decreases is attributable primarily to a decrease in the Company's net interest margin. The Company's cost of funds (i.e., interest expense) during this period increased $125,836 (or 32%); i.e., $524,431 for the six month period ending June 30, 2000 as compared to $398,595 for the six months ended June 30, 1999. This increase is attributable to an increase in Notes Payable. At June 30,2000, the company had outstanding debt securities (Notes Payable) of $16,811,121, up from 13,109,988 at June 30, 1999, an increase of 28%.

    The Company's operating expenses for the six months ended June
30, 2000 increased to $196,757 from $157,382 for the same period ending June 30, 1999, an increase of 25%. This is attributable primarily to increases in Salaries & Benefits and Marketing & Promotions for the company over the same period in 1999.

The Company did not experience any material adverse effects on its results of operation or financial conditions as a result of year 2000 issues. Remediation costs associated with Year 2000 were minimal for the Company. It believes remediation costs will continue to be nominal through completion of Year 2000.

                      Liquidity and Capital Resources

Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

     Net decrease in cash during the six months ending June 30, 2000 was $146,534, compared to a net increase of $223,357 for the six months ended June 30, 1999, a decrease of $369,891. Net cash used by operating activities totaled $17,596 for the six months ended June 30, 2000, a decrease in cash used of $57,471 over $39,875 provided by operating activities during the six months ended June 30, 1999. This is attributable primarily to increases in Salaries & Benefits and Marketing & Promotions (due to the search cost for a president and marketing mailings, respectively) for the company over the same period in 1999.


     Net cash used by investing activities totaled $1,501,706 during the six months ended June 30, 2000, compared to $1,320,279 used during the six months ended June 30, 1999, an increase of $181,427 or 14% in net cash used. This difference is attributable to a greater increase in Notes Receivable purchased than the increase in Notes Receivable collected during the six month period ending June 30, 2000 as compared to the same period in 1999.

     Net cash provided by financing activities totaled $1,372,768 for this six month period in 2000, a decrease of $130,993, or 9%, from $1,503,761 provided by financing activities during the six month period ending June 30, 1999. This difference is primarily attributable to a decrease in funds provided by the Line of Credit during the six month period ending June 30, 2000 as compared to the same period in 1999.

     At June 30, 2000, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $49,239, down from $491,010 at June 30, 1998, a decrease of $441,771.

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

Dated: JULY 30, 2000  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                         By:  /s/ Stephen A. Ballas
                              Stephen A. Ballas,
                              President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer

                   MINISTRY PARTNERS INVESTMENT CORPORATION
                             Financial Statements
             For the quarters ended June 30, 2000 and 1999

                             BALANCE SHEETS
                                                         June 30,
                                                    2000          1999


ASSETS:

Cash - ECCU                                      $49,239      $491,010
Loan receivable                                   39,218        55,140
Notes receivable                              17,791,160    14,428,001
Allowance for loan loss                          (25,000)      (14,000)
Interest receivable                              103,640        92,086
Prepaid offering expense                          11,992        10,969
Prepaid expenses                                  16,169         4,724
Furniture, fixtures & equipment (net)              5,290         8,653
Total assets                                 $17,991,708   $15,076,583

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable                                   6,750         4,140
Salaries payable                                   2,642         6,082
Accrued expenses - ECCU                           26,846        22,994
Line of credit - ECCU                             65,000       850,000
Notes payable                                 16,811,121    13,109,988
Income taxes payable                                   -         5,302
Total liabilities                             16,912,360    13,998,506

Equity:
Common stock, 100,000 shares, no par value     1,000,000     1,000,000
Retained earnings                                 79,348        78,077
Total equity                                   1,079,348     1,078,077

Total liabilities and equity                 $17,991,708   $15,076,583


The accompanying notes are an integral part of these financial statements

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                            Six months ended June 30,
                                                    2000           1999
Income:

Interest income
Note receivable and loans receivable            $696,271       $603,284
Interest-bearing accounts                         29,777          6,688
Total Interest Income                           $726,048       $609,972

Interest expense:
Line of credit                                        68          5,278
Notes payable                                    524,363        393,317
Total interest Expense                           524,431        398,595

Net interest income                              201,617        211,377
Provision for notes receivable losses              5,000          4,000
Net interest income after provision
  for notes receivable losses                    196,617        207,377

Operating expenses:
Salary and benefits                               93,842         77,179
Marketing and promotion                           22,291         13,845
Office operations                                 48,636         42,562
Legal and accounting                              20,987         23,296
Ministry Support                                   6,000            500
Total operating expenses                         191,756        157,382


Income / (loss) before taxes                       4,861         49,995

Provision for taxes                                3,432         19,294

Net income (loss)                                  1,429         30,701


Retained earnings, beginning                      77,919         47,376

Retained earnings, ending                         79,348         78,077

Earnings per share                                  0.01           0.31

The accompanying notes are an integral part of these financial statements

                          STATEMENTS OF CASH FLOWS

                                             Six months ended June 30,
                                                     2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $1,429       $30,701
Adjustments to reconcile net income
  to net cash provided by operation activities
Depreciation and amortization                       1,682         1,213
Provision for notes receivable                      5,000         4,000
Prior year adjustment                                   -         2,778
Increase in accrued interest receivable           (21,651)       (9,305)
(Increase)/Decrease in prepaid expense             (1,581)        8,679
Decrease in accounts receivable                         -         1,155
Increase in acct payable                            5,332        12,500
(Decrease) in income taxes payable                 (7,806)      (11,846)
Net cash (used) provided by operating activities ($17,595)      $39,875

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on loans receivable     8,260         7,408
Purchase of notes receivable                  (16,233,823)   (1,956,960)
Principal payments received on NR              14,723,856       635,152
Purchase of property and equipment                      -        (5,879)
Net cash used by investing activities         ($1,501,707)  ($1,320,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on the LOC                           65,000      1,551,000
Amounts paid on the LOC                                 -       (701,000)
Principal payments made on notes payable       (3,840,577)    (2,669,087)
Proceeds from borrowings on notes payable       5,148,345      3,322,848
Net cash provided by financing activities      $1,372,768     $1,503,761


Net (decrease) increase in cash/cash equivalents($146,534)      $223,357
Cash and cash equivalents at beginning           $195,773       $267,653

Cash and cash equivalents at end                  $49,239       $491,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes of $24,526 were paid during the six-month period ended
  June 30, 2000.

                     MINISTRY PARTNERS INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000 AND 1999

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

2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $49,239 and $491,010 at June 30, 2000 and 1999, respectively. Interest earned on these funds were $29,777 and $6,688 for the six months ended June 30, 2000 and 1999, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $4,955 - 2000 and $5,247 - 1999 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable

   Notes payable are substantially to members of ECCU

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

   During 1997, 1998, 1999 and 2000, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 7.250% to 11.250%, yielding an average of 8.206%. ECCU services these loans, charging a service fee.

   An allowance for doubtful accounts has been established for notes receivable of $25,000 as of June 30, 2000. At June 30, 1999 the allowance for doubtful accounts was $14,000. The Company has no experience of loan loss and, as of June 30, 2000 and 1999, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Organization and start up costs

   Organization and start up costs at June 30, 2000 and 1999 are stated as follows:

                                                     2000          1999

      Start up
         Cost                                $     63,292  $     63,292
         Accumulated amortization                  63,292        63,292

                                                     -0-           -0-

      Organization
         Cost                                      15,438        15,438
         Accumulated amortization                  15,438        15,438

                                                     -0-           -0-

                                                     -0-           -0-

5. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $ 65,000 and $ 850,000 was borrowed at June 30, 2000 and 1999,
   respectively.   Interest at June 30, 2000 and 1999 was 9.000% and
   7.750%, respectively, and varies according to ECCU's cost of funds.

6. Notes payable

   MPIC has unsecured notes payable at June 30, 2000, as follows:


                                     Total        Interest Rate

         Private Placement         $   134,243       7.70 - 8.30
         CA Public Offering            288,727       6.90 - 8.00
         National Offering             670,333       5.38 - 7.21
         Special Offering            8,229,326       5.38 - 7.06
         National A-1 Offering       7,348,407       5.34 - 7.50
         International Offering        140,086       5.46 - 6.69

                                  $ 16,811,122


      Future maturities at June 30 are as follows:

                                        2000             1999

         1999                              -0-         8,583,944
         2000                       11,131,730         3,529,030
         2001                        4,245,855           328,917
         2002                          697,580           267,729
         2003                          308,356           289,838
         2004                          144,911           110,530
         2005                          282,690               -0-

                                  $ 16,811,122      $ 13,109,988
7. Public offering

   In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At June 30, 2000 and 1999, $288,727 and $349,333, respectively, were outstanding.

8. National Offering

   In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At June 30, 2000 and 1999, $670,333 and $1,427,222, respectively, were outstanding.

   In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering is currently available in California, Colorado and Oregon. At June 30, 2000 and 1999,$ 7,348,407 and $ 5,744,875, respectively, were outstanding in total National A1 notes.