Form 10QSB
period 2000-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2000-11-13
CIK 944130

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                 YES   X                 NO

At September 30, 2000, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.
Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

                  YES                     NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of September 30, 2000 and 1999, Statement of Operations for the nine months ended September 30, 2000 and 1999, and Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                           Results of Operations

Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

    During the nine months ended September 30, 2000, the Company incurred a net gain of $7,947 as compared to a net gain of $38,712 for the same nine months ended September 30, 1999, a decrease in net income of $30,765. This decrease is attributable primarily to an increase in Salaries
& Benefits and Office Operations combined with a decrease in net interest income over the same period last year. Salaries increased due to a nonrecurring recruiting fee associated with the acquisition of a new president.
Office Operations increased due to increases in Information Services and Accounting & Management Services. Net interest income after provision for note receivable losses decreased to $285,152, a decrease of $19,954 (or 7%) from $305,106 for the nine months ended September 30, 1999. This decreases is attributable primarily to a decrease in the Company's net interest margin. The Company's cost of funds (i.e., interest expense) during this period increased $211,118 or 35%; i.e., $817,016 for the nine month period ending September 30, 2000 as compared to $605,898 for the nine months ended September 30, 1999.

  This increase is attributable to an increase in Notes Payable. At September 30,2000, the company had outstanding debt securities (Notes Payable) of $17,544,612, up from $14,081,158 at September 30, 1999, an increase of 25%.

    The Company's operating expenses for the nine months ended September 30, 2000 increased to $270,035 from $238,771 for the same period ending September 30, 1999, an increase of 13%. This is attributable primarily to increases in Salaries & Benefits and Office Operations for the company over the same period in 1999.

 The Company did not experience any material adverse effects on its results of operation or financial conditions as a result of year 2000 issues. Remediation costs associated with Year 2000 were minimal for the Company. It believes remediation costs will continue to be nominal through completion of Year 2000.

                      Liquidity and Capital Resources

Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

     Net increase in cash during the nine months ending September 30, 2000 was $252,847, compared to a net increase of $1,237,495 for the nine months ended September 30, 1999, a decrease of $984,648. Net cash used by operating activities totaled $25,009 for the nine months ended September
30, 2000, an increase in net cash used by operating activities of $23,888 over $1,121 used by operating activities during the nine months ended September 30, This difference is attributable primarily to a decrease in net income over the same period in 1999.

     Net cash used by investing activities totaled $1,763,402 during the nine months ended September 30, 2000, compared to $386,314 used during the nine months ended September 30, 1999, an increase in cash used of $1,377,088 or 356%. This increase is attributable to an increase in net
Notes Receivable (purchase of Notes Receivable minus payments received on Notes Receivable) during the nine month period ending September 30, 2000 as compared to the same period in 1999.

     Net cash provided by financing activities totaled $2,041,258 for this nine month period in 2000, an increase of $416,328, or 26%, from $1,624,930 provided by financing activities during the nine month period ending September 30, 1999. This difference is attributable to an increase in net funds provided by Notes Payable (proceeds from borrowings on Notes Payable minus principal payments made on Notes Payable) during the nine month period ending September 30, 2000 as compared to the same period in 1999.

     At September 30, 2000, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $448,620, down from $1,505,148 at September 30, 1999, a decrease of $1,056,528.

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

Dated: October 26, 2000  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)

                         By:  /s/ Stephen A. Ballas
                              Stephen A. Ballas,
                              President


                         By:  /s/ Brian Scharkey
                              Brian Scharkey,
                              Principal Accounting Officer

                   MINISTRY PARTNERS INVESTMENT CORPORATION
                             Financial Statements
             For the quarters ended September 30, 2000 and 1999

                             BALANCE SHEETS
                                                         September 30,
                                                     2000            1999

ASSETS:

Cash - ECCU                                     $   448,620    $ 1,505,148
Loan receivable                                      34,995         51,311
Notes receivable                                 18,057,078     13,497,867
Allowance for loan loss                             (27,500)       (17,000)
Interest receivable                                 115,991         85,104
Prepaid offering expense                              9,020          6,895
Prepaid expenses                                     23,284          6,622
Furniture, fixtures & equipment (net)                 4,450          7,812
Total assets                                    $18,665,938    $15,143,759

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable                                $     9,018    $   (55,325)
Salaries payable                                      4,930          4,210
Accrued expenses - ECCU                              21,512         19,886
Line of credit - ECCU                                     -              -
Notes payable                                    17,544,612     14,081,158
Income taxes payable                                      0          7,742
Total liabilities                                17,580,072     14,057,671

Stockholder's Equity:
Common stock, 100,000 shares, no par value        1,000,000      1,000,000
Retained earnings                                    85,866         86,088
Total stockholder's equity                        1,085,866      1,086,088

Total liabilities and stockholder's equity      $18,665,938    $15,143,759


The accompanying notes are an integral part of these financial statements

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                            Nine months ended September 30,
                                                     2000            1999
Income:

Interest income
Notes receivable and loan receivable             $1,069,667       $894,771
Interest-bearing accounts                            40,001         23,233
Total Interest Income                             1,109,668        918,004

Interest expense:
Line of credit                                       10,965          5,278
Notes payable                                       806,051        600,620
Total interest Expense                              817,016        605,898

Net interest income                                 292,652        312,106
Provision for notes receivable losses                (7,500)        (7,000)
Net interest income after provision
  for notes receivable losses                       285,152        305,106

Operating expenses:
Salary and benefits                                 130,252        116,617
Marketing and promotion                              31,129         27,953
Office operations                                    73,378         61,062
Legal and accounting                                 26,276         31,539
Ministry Support                                      9,000          1,600
Total operating expenses                            270,035        238,771


Income before taxes                                  15,117         66,335
Provision for taxes                                   7,170         27,623

Net income                                            7,947         38,712


Retained earnings, beginning                         77,919         47,376

Retained earnings, ending                           $85,866        $86,088

Earnings per share                                     0.08           0.39

The accompanying notes are an integral part of these financial statements

                          STATEMENTS OF CASH FLOWS

                                             Nine months ended September 30,
                                                     2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $7,947        $38,712
Adjustments to reconcile net income
  to net cash provided by operation activities
Depreciation and amortization	                        2,522          2,053
Provision for notes receivable                        7,500          7,000
Increase in accrued interest receivable             (34,002)        (2,323)
(Increase) decrease in prepaid expense               (5,724)        10,855
Decrease in accounts receivable                           -          1,155
Increase (Decrease)in acct payable                    4,554        (51,944)
Decrease in income taxes payable                     (7,806)        (9,407)
Prior year adjustment                                     0          2,778
Net cash used by operating activities               (25,009)        (1,121)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on loans receivable      12,484         11,239
Purchase of notes receivable                    (20,551,652)    (2,065,981)
Principal payments received on notes receivable  18,775,766      1,674,307
Purchase of property and equipment                        -         (5,879)
Net cash used by investing activities            (1,763,402)      (386,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on the LOC                          1,640,000      1,551,000
Amounts paid on the LOC                          (1,640,000)    (1,551,000)
Principal payments made on notes payable         (6,678,924)    (3,724,322)
Proceeds from borrowings on notes payable         8,720,182      5,349,252
Net cash provided by financing activities         2,041,258      1,624,930


Net increase in cash and cash equivalents           252,847      1,237,495

Cash and cash equivalents at beginning              195,773        267,653

Cash and cash equivalents at end                   $448,620     $1,505,148

                     MINISTRY PARTNERS INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2000 AND 1999

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

   Prepaid offering expense

   Prepaid offering expense is related to a proposed public offering of unsecured notes. It is being amortized over a two year period.

   Organization and start up costs

   Organization and start up costs have been capitalized and are being amortized, using the straight-line method over a five-year period

   Notes Receivable

   Interest income on notes receivable is recognized over the term of the note and is generally computed using the simple interest method.

2. Related party transactions

   MPIC maintains all ,of its funds at the parent, ECCU. Total funds held with ECCU were $448,620 and $1,505,148 at September 30, 2000 and 1999, respectively. Interest earned on these funds were $40,001 and $23,233 for the nine months ended September 30, 2000 and 1999, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $7,825 - 2000 and $8,324 - 1999 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable

   Notes payable are substantially to members of ECCU

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

   During 1997, 1998, 1999 and 2000, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 7.000% to 10.375%, yielding an average of 8.233%. ECCU services these loans, charging a service fee.

   An allowance for doubtful accounts has been established for notes receivable of $27,500 as of September 30, 2000. At September 30, 1999 the allowance for doubtful accounts was $17,000. The Company has no experience of loan loss and, as of September 30, 2000 and 1999, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Organization and start up costs

   Organization and start up costs at September 30, 2000 and 1999 are stated as follows:



                                         2000                   1999

      Start up
         Cost                     $     63,292           $     63,292
         Accumulated amortization       63,292                 63,292
                                        ------                 ------
                                          -0-                     -0-

      Organization
         Cost                           15,438                 15,438
         Accumulated amortization       15,438                 15,438
                                        ------                 ------
                                           -0-                    -0-
                                        ------                 ------
                                           -0-                    -0-

5. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $-0- and $-0- was borrowed at September 30, 2000 and 1999,
   respectively.   Interest at September 30, 2000 and 1999 was 9.500% and
   8.000%, respectively, and varies according to ECCU's cost of funds.

6. Notes payable

   MPIC has unsecured notes payable at September 30, 2000, as follows:


                                     Total        Interest Rate

         Private Placement         $    37,775       7.88 - 7.88
         CA Public Offering            141,652       7.35 - 7.95
         National Offering             777,183       5.42 - 7.21
         Special Offering            8,487,514       5.42 - 7.58
         National A-1 Offering       7,954,508       5.34 - 7.50
         International Offering        145,980       5.46 - 6.76
                                    ----------
                                  $ 17,544,612


      Future maturities at September 30 are as follows:

                        2000                1999

         1999         $        0           $  6,256,420
         2000          7,301,224              6,510,096
         2001          8,321,800                586,284
         2002            967,651                292,608
         2003            312,897                293,961
         2004            147,150                141,789
         2005            493,890                      0
                      ----------             ----------
                     $17,544,612           $ 14,081,158
7. Public offering

   In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At September 30, 2000 and 1999, $141,652 and $354,585, respectively, were outstanding.

8. National Offering

   In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At September 30, 2000 and 1999, $777,183 and $1,204,285, respectively, were outstanding.

 In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering is currently available in California, Colorado and Oregon. At September 30, 2000 and 1999,$ 7,954,508 and $ 5,966,542, respectively, were outstanding in total National A1 notes.