Form 10KSB
period 2000-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2001-03-19
CIK 944130

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                FORM 10-KSB

     (Mark One)
     [ X ]          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                                (714) 229-3619
                          (Issuer's telephone number)

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

                    YES   X                   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]
Issuer's revenues for its most recent fiscal year: $1,492,079
















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

At December 31, 2000, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

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


                             Results of Operations

Twelve Months Ended December 31, 2000 vs. Twelve Months Ended December 31,
1999

   During the twelve months ended December 31, 2000, the Company incurred a net gain of $4,865 as compared to a net gain of $33,320 for the same twelve months ended December 31, 1999, a decrease in net income of $28,455. Interest income, net, for the period, was $388,544, a decrease of 5% from $407,964 for the twelve months ended December 31, 1999. The Company's cost of funds (i.e., interest expense) during this period increased $281,237 (or 34%)to $1,103,535 for the twelve month period ending December 31, 2000 as compared to $822,298 for the twelve months ended December 31, 1999. This is attributable to both growth in the Company's debt securities portfolio and an increase on the weighted average rate. At December 31, 2000, the company had outstanding debt securities (Notes Payable) of $16,939,707, up from $15,503,354 at December 31, 1999, an increase of 9%.

   The Company's operating expenses for the twelve months ended December 31, 2000 increased to $362,102 from $333,278 for the same period ending December 31, 1999, an increase of 9%. This is attributable primarily to increases in Salaries and Benefits, and increases in Office Operations for the company over the same period in 1999

   The Company did not experience any material adverse effects on its results of operation or financial conditions as a result of year 2000 issues. Remediation costs associated with Year 2000 were minimal for the Company.






                       Liquidity and Capital Resources

Twelve Months Ended December 31, 2000 vs. Twelve Months Ended December 31,1999

   Net increase in cash during the twelve months ended December 31, 2000 was $11,715, compared to a net decrease of $(71,880) for the twelve months ended December 31, 1999. This increase of $83,595 was due primarily to an increase in net cash provided by operating activities. Net cash provided by operating Activities totaled $885,370 for the twelve months ended December 31, 2000; an increase of $838,569 from $46,801 provided by operating activities during the twelve months ended December 31, 1999.

   Net cash used by investing activities totaled $(2,310,008) during the twelve months ended December 31, 2000, compared to $(3,165,808) used during the twelve months ended December 31, 1999, a decrease in cash used of $855,800. This difference is primarily attributable to a decrease in cash used by net Notes Receivable (the difference between purchases of notes receivable and principal payments received on notes receivable) during the twelve months ended December 31, 2000 as compared to the same period in 1999.

   Net cash provided by financing activities totaled $1,436,353 for this twelve-month period in 2000, a decrease of $1,610,774 from $3,047,127 provided by financing activities during the twelve months ended December 31, 1999. This difference is primarily attributable to a decrease in cash provided by net borrowings on Notes Payable (the difference between principal payments made one notes payable and proceeds from borrowings on notes payable) as compared to the same period in 1999.

   At December 31, 2000, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $207,488, up from $195,773 at December 31, 1999, an increase of $11,715 6%.

Item 7.  Financial Statements

   The Balance Sheets, Statement of Operations and Statements of Cash
Flows for the twelve months ended December 31, 2000 and 1999 of Registrant (the "Company") are included following the Independent Auditor's Report below.

Item 8.  Changes In and disagreements With Accountants on Accounting and Financial Disclosure

                  None

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act

Set forth below are the Directors and Executive officers of the Company:

 Name:                   Position Held:
 Mark G. Holbrook             Chairman of the Board, Chief Executive Officer
 Stephen A. Ballas            President
 Mark A. Johnson              Vice Chairman of the Board, Chief Financial
                                Officer, Treasurer, Director
 Van C. Elliott*              Director
 Arthur G. Black*             Director
 Wallace G. Norling*          Director
 Scott T. Vandeventer         Director

   * Denotes Independent Director

The following is a summary of the business experience of the officers and directors of the Company during the past five years.

  MARK G. HOLBROOK, age 51, has served as chairman of the Company since its inception. Mr. Holbrook also serves as president and chief executive officer of ECCU. Mr. Holbrook served as Board Chairman of Christian Management Association until the end of his term in February 99.

  Stephen A. Ballas, age 51, has served as President of the Company since
May 1, 2000. Mr. Ballas has extensive experience in real estate development, Mortgage lending and marketing, including service as President of a mortgage origination company form 1990 to 1993.

  MARK A. JOHNSON, age 44, has served as vice chairman, chief financial officer, treasurer, and a director of the Company since its inception. Mr. Johnson also serves as executive vice president of ECCU, a position he has held since June, 1993.

  VAN C. ELLIOTT, age 64, has served as director of the Company since its inception. He has served as director for ECCU since 1990. Mr. Elliott served as Associate Director of the Conservative Baptist Association of Southern California from 1980 to 1994. Since that time, he has been self-employed as a Consultant. Mr. Elliott is a member of the Christian Estate Planners of California, Christian Management Association, and is a Certified Financial Planner.

  ARTHUR G. BLACK, age 63, was elected to the Company's board of directors in 1994. Mr. Black is currently Director of Ministry Services at Ambassador Advertising Agency. He was previously a ministry development officer at ECCU. Mr. Black was executive vice president of Truth For Life (1994-1996), a nationally-syndicated radio Bible teaching ministry. He served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. He is a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors.

  WALLACE G. NORLING, age 76, has served as a director of the Company since its inception. Dr. Norling serves as Superintendent Emeritus of the southwest district of the Evangelical Free Church.

  SCOTT T. VANDEVENTER, age 45, has served as a director of the Company since 1992. Mr. Vandeventer has been employed by ECCU since 1988 and is currently executive vice president and chief operating officer of ECCU. Mr. Vandeventer is also currently associated with NYE Partners, a business consulting firm whose clients may include firms doing business with the Company and/or ECCU.

Item 10.  Executive Compensation

   Except for Mr. Ballas, none of the Company's officers or directors currently receives compensation from the Company. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on behalf of the Company.

   The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company during its fiscal year ended December 31, 2000, its fiscal year ended December 31, 1999 and its fiscal year ended December 31, 1998 by its Chief Executive Officer and President. Mr. Ballas was appointed President of the Company by the Board of Directors effective May 1, 2000. Mr. Ballas replaced interim President and Board Member Van C. Elliot, whom succeeded Mr. Garmo on January 3, 2000.
None of the
Company's executive officers (the named Executive Officers) had total salary, plus bonus, exceeding $100,000 during this period.


   Option/Warrant Grants in Current Fiscal Year:
No options, warrants or other rights to purchase securities of the Company have been issued.




                    Summary Compensation Table

                                       Annual Compensation
                                    -------------------------
                                                        Other     All
                                                        Annual    Other
Name and Principal Position  Year                       Compen-   Compen-
Principal Position          Ended   Salary(s) Bonus(1)  sation(3) sation(4)
Mark G. Holbrook,           2000        (2)      -0-      -0-       -0-
Chairman, Chief             1999        (2)      -0-      -0-       -0-
Executive Officer           1998        (2)      -0-      -0-       -0-


Stephen A. Ballas,          2000    $49,465    $5,452    $3,139    $3,034
President


John C. Garmo,              2000        -0-      -0-      -0-       -0-
Past President              1999    $73,601      -0-      -0-       -0-
                            1998    $68,543      -0-      -0-       -0-

(1) An aggregate bonus amount of $5,452 was paid to Mr. Ballas for the Fiscal year 2000.

(2) Mr. Holbrook is a full-time employee of ECCU. Since December 1, 1994, the commencement date of Mr. Garmo's employment by the Company, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer and director of the Company. The Company reimburses ECCU for that portion of Mr. Holbrook's time devoted to service to the Company as an officer (but not director). Mr. Holbrook currently devotes less than 1% of his time serving the Company as an officer.

(3) Includes an automobile allowance of $3,139 for the fiscal year 2000, paid by the Company for the benefit of Mr. Ballas.

(4) The company contributed an aggregate amount of $3,034 for Mr. Ballas' 401(k) Compensation plan.



















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

Dated: March 31, 2000  MINISTRY PARTNERS INVESTMENT CORPORATION
                     (Registrant)

                                           By:  /s/ Stephen A. Ballas
                                                Stephen A. Ballas,
                                                President


                                           By:  /s/ Brian Scharkey
                                                Brian Scharkey,
                                                Principal Accounting Officer























                         MINISTRY PARTNERS INVESTMENT CORPORATION

                                   FINANCIAL STATEMENTS

                                DECEMBER 31, 2000 AND 1999













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






























                           INDEPENDENT AUDITOR'S REPORT


Board of Directors
Ministry Partners Investment Corporation


We have audited the accompanying balance sheets of Ministry Partners Investment Corporation as of December 31, 2000 and 1999, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ TURNER, WARREN, HWANG & CONRAD
TURNER, WARREN, HWANG & CONRAD
ACCOUNTANCY CORPORATION


February 2, 2001

                       MINISTRY PARTNERS INVESTMENT CORPORATION

                                   BALANCE SHEETS

                                     DECEMBER 31




                                                          2000            1999
ASSETS
Current Assets
  Cash                                            $    207,488    $    195,773
  Notes receivable, net of allowance for losses      2,324,215       2,935,590
  Loans receivable                                       6,907           5,226
  Interest receivable                                  116,966          81,989
  Accounts receivable                                        -               -
  Prepaid income taxes                                  12,004               -
  Prepaid expenses                                      10,993          26,580
                                                     ---------         -------
    Total Current Assets                             2,678,573       3,245,158
                                                     ---------         -------
Other Assets
  Notes receivable                                  16,253,809      13,325,603
  Loans receivable                                      23,748          42,252
  Property and equipment, net                            3,609           6,972
                                                    ----------      ----------
    Total Other Assets                              16,281,166      13,374,827
                                                    ----------      ----------
Total Assets                                      $ 18,959,739    $ 16,619,985
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Accounts payable                                $    937,248     $    30,906
  Notes payable - current portion                   14,295,252      13,692,987
  Income taxes payable                                       -           7,806
                                                    ----------      ----------
  Total Current Liabilities                         15,232,500      13,731,699
                                                    ----------      ----------
Long-term Liabilities
  Notes payable                                     16,939,707      15,503,354
  Less current portion                             (14,295,252)    (13,692,987)
                                                    ----------      ----------
    Total Long-term Liabilities                      2,644,455       1,810,367
                                                    ----------      ----------
Commitments and contingent liabilities                       -               -
Stockholder's Equity
  Common stock, 10,000,000 shares
   authorized, 100,000 shares issued
   and outstanding, no par value                     1,000,000       1,000,000
  Retained earnings                                     82,784          77,919
                                                     ---------       ---------
   Total Stockholder's Equity                        1,082,784       1,077,919
                                                     ---------       ---------
Total Liabilities and Stockholder's Equity        $ 18,959,739    $ 16,619,985
                                                    ==========      ==========
The accompanying notes are an integral part of these financial statements.

                       MINISTRY PARTNERS INVESTMENT CORPORATION

                      STATEMENTS OF INCOME AND RETAINED EARNINGS

                             FOR THE YEARS END DECEMBER 31

                                                          2000            1999
INTEREST INCOME
Notes receivable and loans receivable              $ 1,443,875     $ 1,192,734
Interest-bearing accounts                               48,204          37,528
                                                     ---------       ---------
    Total Interest Income                            1,492,079       1,230,262
                                                     =========       =========


INTEREST EXPENSE
Line of credit                                          14,392           8,227
Notes payable                                        1,089,143         814,071
                                                     ---------         -------
    Total Interest Expense                           1,103,535         822,298
                                                     =========         =======

NET INTEREST INCOME                                    388,544         407,964
                                                       -------         -------
PROVISION FOR NOTES RECEIVABLE LOSSES                   10,000          10,000
                                                       -------         -------
NET INTEREST INCOME AFTER PROVISION FOR
 NOTE RECEIVABLE LOSSES                                378,544         397,964
                                                       -------         -------
OPERATING EXPENSES
Salaries and benefits                                  172,770         154,563
Marketing and promotion                                 50,970          48,434
Office occupancy                                        11,342          11,337
Office operations                                       86,652          72,175
Legal and accounting                                    31,368          36,669
Ministry support                                         9,000          10,100
                                                       -------         -------
     Total Operating Expenses                          362,102         333,278
                                                       -------         -------
INCOME BEFORE PROVISION FOR INCOME TAXES                16,442          64,686

Provision for Income Taxes                              11,577          31,366
                                                       -------         -------
NET INCOME                                               4,865          33,320

RETAINED EARNINGS, BEGINNING                            77,919          44,599
                                                       -------         -------
RETAINED EARNINGS, ENDING                            $  82,784       $  77,919
                                                       =======         =======


The accompanying notes are an integral part of these financial statements.

                       MINISTRY PARTNERS INVESTMENT CORPORATION

                               STATEMENTS OF CASH FLOWS

                             FOR THE YEARS END DECEMBER 31




                                                             2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   4,865   $   33,320
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           3,363        2,894
    Provision for notes receivable                         10,000       10,000
(Increase) decrease  in accrued interest receivable       (34,977)         792
(Increase) in prepaid income taxes                        (12,004)           -
Decrease (increase) in prepaid expense                     15,587       (2,208)
Decrease in accounts receivable                                 -        1,155
Increase in accounts payable                              906,342       10,191
(Decrease) in income taxes payable                         (7,806)      (9,343)
                                                           ------       ------
      Net Cash Provided by Operating Activities           885,370       46,801
                                                           ======       ======
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on loans receivable            16,823       15,072
Purchase of notes receivable                          (27,666,423) (11,993,852)
Principal payments received on notes receivable        25,339,592    8,818,851
Purchase of property and equipment                              -       (5,879)
                                                        ---------    ---------
      Net Cash Used by Investing Activities            (2,310,008)  (3,165,808)
                                                        =========    =========

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on line of credit                         2,240,000    2,466,000
Amounts paid on line of credit                         (2,240,000)  (2,466,000)
Principal payments made on notes payable               (8,412,255)  (5,501,174)
Proceeds from borrowings on notes payable               9,848,608    8,548,301
                                                        ---------    ---------
      Net Cash Provided by Financing Activities         1,436,353    3,047,127
                                                        =========    =========

Net increase in cash and cash equivalents                  11,715      (71,880)

Cash and cash equivalents at beginning of year            195,773      267,653
                                                          -------      -------
Cash and cash equivalents at end of year                $ 207,488    $ 195,773
                                                          =======      =======

The accompanying notes are an integral part of these financial statements.

                          MINISTRY PARTNERS INVESTMENT CORPORATION

                                FOR THE YEARS END DECEMBER 31



                     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



                                             2000             1999
Interest paid                        $  1,103,535       $  822,298
Income taxes paid                          31,387           40,709





The accompanying notes are an integral part of these financial statements.

                        MINISTRY PARTNERS INVESTMENT CORPORATION

                           NOTES TO THE FINANCIAL STATEMENTS

                              DECEMBER 31, 2000 AND 1999



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

Prepaid Offering Expense: Prepaid public offering is related to a public offering of unsecured notes. It is being amortized over a two-year period.

Reclassification: Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classification used in the current year.

NOTE 2 -  RELATED PARTY TRANSACTIONS

The Company maintains all its funds at the parent, ECCU. Total funds held with ECCU at December 31, 2000 and 1999 were $207,488 and $195,773, respectively. Interest earned on these funds for the years ended December 31, 2000 and 1999 were $48,204 and $37,528, respectively.

The Company, as part of its investment strategy, purchases an interest in loans offered for sale by ECCU. In consideration, ECCU has entered into an agreement with the Company to share net fee income on loans purchased. The Company purchased loans totaling $27,666,423 and $11,993,852 from ECCU and received no fee income from ECCU during the years ended December 31, 2000 and 1999, respectively. The Company recognized interest income on notes receivable from ECCU of $1,440,427 and $1,187,596 during the years ended December 31, 2000 and 1999, respectively. There was $906,671 due to ECCU at December 31, 2000 for a loan purchased. The amount was included in accounts payable on the accompanying balance sheet.

The Company pays support charges for management services and rent to ECCU on a month-to- month basis. Charges of $75,951 and $48,600 were made for these services for the years ended December 31, 2000 and 1999, respectively. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

The Company reimburses ECCU for salaries and benefits of employees. The amounts reimbursed for the years ended December 31, 2000 and 1999 were $143,090 and $154,563, respectively. Reimbursements of $27,509 and $29,503 were due to ECCU at December 31, 2000 and 1999, respectively.

NOTE 3 - NOTES RECEIVABLE

The notes receivable are backed by loan participation agreements secured by loans originated by ECCU to various churches and related organizations to finance facilities. Loan maturities extend through 2009. The notes earn interest at rates between 7% and 10.625%, with a weighted average yield of 8.41%.

The Company maintains allowance for notes receivable losses of $30,000.
The Company has no experience of loan loss and, as of December 31, 2000, none of the loans are impaired. Management believes all of the notes are adequately secured and the allowance is adequately maintained.

NOTE 4 - LINE OF CREDIT

The Company has an unsecured $2,100,000 line of credit with ECCU that expires March 31, 2000. There were no outstanding borrowings as of December 31, 2000. Interest at December 31, 2000 was 9.5%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal. Interest of $14,392 and $8,227 was paid to ECCU during the years ended December 31, 2000 and 1999, respectively.

NOTE 5 - NOTES PAYABLE

The Company has unsecured notes payable at December 31, 2000, as follows:

                                                  Amount         Interest Rate
Private Placement Notes                     $     38,528         7.88% - 7.88%
Public Offering Notes - California                76,109         7.35% - 7.65%
Public Offering Notes - National Class A         894,370         5.42% - 7.21%
Public Offering Notes - Class A-1              8,253,700         5.34% - 7.50%
Special Offering Notes                         7,558,241         5.42% - 7.58%
Offshore Notes                                   118,759         5.46% - 6.76%
                                              ----------
                                            $ 16,939,707
                                              ==========



Notes payable are substantially to members of ECCU.

The following are maturities of notes payable for each of the next five years:

     Year Ending
     December 31,
                 2001         $  14,295,252
                 2002             1,439,439
                 2003               319,216
                 2004               149,423
                 2005               736,377
                                 ----------
                              $  16,939,707
                                 ==========

The Class A and Class A-1 Notes contain covenants pertaining to limitation on restricted payment, maintenance of a tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness. The Class A and Class A-1 require that the company maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $2,000,000. The Company is not allowed to issue any Class A-1 note if, after giving effect to such issuance, the Class A-1 Notes then outstanding would have an aggregate unpaid balance exceeding $10,000,000. The Company's other indebtedness, as defined in the Loan and Standby Agreement, is not to exceed $500,000 outstanding at any time while any Class A Note is outstanding and $750,000 outstanding at any time while any Class A-1 Note is outstanding. The Company was in compliance with these covenants as of December 31, 2000.

NOTE 6 - PUBLIC OFFERING

In August 1994, the Company received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. Notes totaling $16,725 and $124,874 were outstanding at December 31, 2000 and 1999, respectively. This offering has been discontinued.

The Company filed a registration statement with the U.S. Securities and Exchange Commission (SEC) and received approval in October 1996 to offer $5,000,000 of Class A in unsecured promissory notes to the public. Notes totaling $894,370 and $744,828 were outstanding at December 31, 2000 and 1999, respectively.

In December 1997, the Company received approval from the SEC to offer $25,000,000 of Class A-1 unsecured promissory notes nationwide. In December 1997, the Company registered $15,000,000 of the National A-1 Notes. By November 29, $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30, 1999, the Company registered another $12,500,000 of the National A-1 notes. This offering is currently available in California, Colorado and Oregon. At December 31, 2000 National A-1 notes totaling $8,253,700 were outstanding.

NOTE 7 - INCOME TAXES

Federal income and state franchise taxes for the years ended December 31, 2000 and 1999 are as follows:




                             2000            1999
Federal income taxes     $  6,190        $ 20,002
State franchise taxes       5,387          11,364
                           ------          ------
                         $ 11,577        $ 31,366
                           ======          ======

NOTE 8 - CONCENTRATION OF CREDIT RISK

At December 31, 2000 and 1999, the Company had cash at ECCU which was not federally insured. The aggregate uninsured amounts were $214,364 and $220,117, respectively.