Form 10QSB
period 2001-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2001-05-10
CIK 944130

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                           FORM 10-QSB

     (Mark One)

     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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

                 YES   X                 NO

At March 31, 2001, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.
Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

    Transitional Small Business Disclosure Format (check one):

                  YES                     NO   X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

    The attached Balance Sheets as of March 31, 2001 and 2000, Statement of Operations for the three months ended March 31, 2001 and 2000, and Statements of Cash Flows for the three months ended March 31, 2001 and 2000 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the three months ended March 31, 2001 and 2000 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                           Results of Operations

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

  During the three months ended March 31, 2001, the Company incurred a net loss of $6,865 as compared to a net gain of $4,527 for the same three months ended March 31, 2000, a decrease in net income of $11,392. This decrease is attributable primarily to an increase in Salaries & Benefits and Office Operations over the same period last year. Salaries & Benefits increased due to the employment of a full-time
President, compared to a part-time interim President for the same period last year. Office Operations increased due to an increase in Accounting & Management Services and Information Services.
  Net interest income after provision for Note Receivable losses increased to $92,320 an increase of $3,898 (or 4.4%) from $88,422 for the three months ended March 31, 2000. This increase is primarily attributable to an increase in Notes Receivable. The Company's Notes Receivable for the three months ended March 31, 2001 increased to $19,466,297 from $17,467,592 for the same period ending March 31, 2000, an increase of 11.4%.
The Company's cost of funds (i.e., interest expense) during this period increased $45,143 (or 17.4%); i.e., $304,284 for the three month period ending March 31, 2001 as compared to $259,141 for the three months ended March 31, 2000. This increase is attributable to an increase in Notes Payable and an increase in the Weighted Average Cost on Notes Payable. At March 31, 2001, the company had outstanding debt securities (Notes Payable) of $19,514,242 up from $17,325,022 at March 31, 2000, an increase of 12.6%.

  The Company's operating expenses for the three months ended March
31, 2001 increased to $99,163 from $80,851 for the same period ending March 31, 2000, an increase of 22.6%. This is attributable primarily to an increase in Salaries & Benefits, Accounting & Management Services, and Information Services.

                      Liquidity and Capital Resources

Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

  Net increase in cash during the three months ending March 31, 2001 was $807,406 compared to a net increase of $640,896 for the three months ended March 31, 2000, an increase of $166,510. Net cash used by operating activities totaled $6,073 for the three months ended March
31, 2001, an increase of $7,565 over $1,492 provided by operating activities during the three months ended March 31, 2000. This difference is attributable primarily to a decrease in Net Income during the three month period ending March 31, 2001 as compared to the same period in 2000.

  Net cash used by investing activities totaled $1,761,056 during the three months ended March 31, 2001, compared to $1,182,263 used during the three months ended March 31, 2000, an increase in cash used of $578,793. This difference is attributable to an increase in net cash flow from Notes Receivable purchased during the three month period ending March 31, 2001 as compared to the same period in 2000.

  Net cash provided by financing activities totaled $2,574,533 for this three month period in 2001, an increase of $752,866 (or 41.3%), from $1,821,667 provided by financing activities during the three month period ending March 31, 2000. This difference is attributable to an increase in net cash flow from the Company's outstanding debt securities (Notes Payable) during the three month period ending March 31, 2001 as compared to the same period in 2000.

    At March 31, 2001, the Company's cash, which includes cash reserves and cash available for investment in the Mortgage Loans, was $1,014,895, up from $836,669 at March 31, 2000, an increase of $178,226.

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

Dated: May 12, 2001  MINISTRY PARTNERS INVESTMENT CORPORATION
                         (Registrant)


                       By:  /s/ Stephen A. Ballas
                                Stephen A. Ballas,
                                President


                       By:  /s/ Brian Scharkey
                                Brian Scharkey,
                                Principal Accounting Officer

                   MINISTRY PARTNERS INVESTMENT CORPORATION
                             Financial Statements
             For the quarters ended March 31, 2001 and 2000

                             BALANCE SHEETS
                                                         March 31,
                                                  2001            2000

ASSETS:

Cash - ECCU                              $   1,014,895     $   836,669
Loan receivable                                 26,205          43,343
Notes receivable                            19,466,297      17,467,592
Allowance for loan loss                        (32,500)        (22,500)
Interest receivable                            130,177          85,493
Prepaid offering expense                         5,814           9,488
Prepaid expenses                                 6,347          11,977
Furniture, fixtures & equipment (net)            3,427           6,131
Total assets                               $20,620,662     $18,438,193

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable                           $     3,139      $    3,000
Salaries payable                                 4,930           4,602
Accrued expenses - ECCU                         22,430          20,079
Line of credit - ECCU                                -               -
Notes payable                               19,514,242      17,325,022
Income taxes payable                                 -             126
Total liabilities                           19,544,741      17,352,829

Stockholder's Equity:
Common stock, 100,000 shares, no par value   1,000,000       1,000,000
Retained Earnings                               75,921          85,364
Total Stockholder's Equity                   1,075,921       1,085,364

Total Liabilities and Stockholder's Equity $20,620,662     $18,438,193


The accompanying notes are an integral part of these financial statements

             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                       Three months ended March 31,
                                                    2001           2000
Income:

Interest income
Notes receivable and loan receivable            $387,288       $331,262
Interest-bearing accounts                         11,816         18,801
Total Interest Income                            399,104        350,063

Interest expense:
Line of credit                                         -              -
Notes payable                                    304,284        259,141
Total interest Expense                           304,284        259,141

Net interest income                               94,820         90,922
Provision for notes receivable losses              2,500          2,500
Net interest income after provision
  for notes receivable losses                     92,320         88,422

Operating expenses:
Salary and benefits                               46,360         30,337
Marketing and promotion                            8,906         13,202
Office operations                                 26,637         22,096
Legal and accounting                              14,260         12,216
Ministry Support                                   3,000          3,000
Total operating expenses                          99,163         80,851


Income (loss) before taxes                        (6,843)         7,571

Provision for taxes                                   22          3,044

Net income (loss)                                 (6,865)         4,527


Retained earnings, beginning                      82,786         80,837

Retained earnings, ending                        $75,921        $85,364

Earnings per share                                 (0.07)          0.05

The accompanying notes are an integral part of these financial statements

                          STATEMENTS OF CASH FLOWS

                                        Three months ended March 31,
                                                      2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $(6,865)       $4,527
Adjustments to reconcile net income (loss)
  to net cash provided by operation activities
Depreciation and amortization                          744           841
Provision for notes receivable (losses)              2,500         2,500
Increase in accrued interest receivable            (13,210)       (3,503)
Decrease in prepaid expenses                        12,509         5,114
Decrease in accounts payable                           (79)       (3,225)
Increase (decrease) in income taxes payable              -        (4,762)
Prior year adjustment                               (1,672)            -
Net cash provided (used) by operating activities    (6,073)        1,492

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on loans receivable      4,450         4,136
Purchase of notes receivable                    (6,020,109)   (8,651,707)
Principal payments received on notes receivable  4,255,164     7,465,308
Purchase of property and equipment                    (562)            -
Net cash used by investing activities           (1,761,056)   (1,182,263)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments made on notes payable        (1,201,634)   (1,910,764)
Proceeds from borrowings on notes payable        3,776,169     3,732,431
Net cash provided by financing activities        2,574,535     1,821,667


Net increase in cash and cash equivalents          807,406       640,896

Cash and cash equivalents at beginning             207,489       195,773

Cash and cash equivalents at end                $1,014,895      $836,669

                     MINISTRY PARTNERS INVESTMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000

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

2. Related party transactions

   MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $1,014,895 and $836,669 at March 31, 2001 and 2000, respectively. Interest earned on these funds were $11,816 and $18,801 for the three months ended March 31, 2001 and 2000, respectively.

   MPIC utilized physical facilities and other services of ECCU. A charge of $2963 - 2001 and $2,612 - 2000 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

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

   During 1997, 1998, 1999, 2000 and 2001, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 7.5% to 10.875%, yielding an average of 8.342%. ECCU services these loans, charging a service fee.

   An allowance for doubtful accounts has been established for notes receivable of $32,500 as of March 31, 2001. At March 31, 2000 the allowance for doubtful accounts was $22,500. The Company has no experience of loan loss and, as of March 31, 2001 and 2000, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Line of credit - ECCU

   MPIC has an unsecured $2,100,000 line of credit with ECCU, of which $ -0- and $-0- was borrowed at March 31, 2001 and 2000, respectively. Interest at March 31, 2001 and 2000 was 9.50% and 8.750%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

5. Notes payable

   MPIC has unsecured notes payable at March 31, 2001, as follows:


                                     Total        Interest Rate

         CA Public Offering             56,303       7.35 - 7.65
         National Offering           1,027,400       6.59 - 7.21
         Special Offering            8,588,304       6.03 - 7.58
         National A-1 Offering       9,775,704       5.34 - 7.50
         International Offering         66,531       5.46 - 6.69

                                  $ 19,514,242


      Future maturities at March 31 are as follows:

                                          2001              2000

         2000                               -0-      $13,373,095
         2001                      $13,248,098         2,772,128
         2002                        4,409,323           529,320
         2003                          605,490           303,273
         2004                          151,687           192,978
         2005                          744,273           154,228
         2006                          355,371                -0-

                                  $ 19,514,242      $ 17,325,022
6. Public offering

   In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At March 31, 2001 and 2000, $56,303 and $361,501, respectively, were outstanding.

7. National Offering

   In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At March 31, 2001 and 2000, $1,027,400 and $561,312, respectively, were outstanding.

   In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering is currently available in California, Colorado and Oregon. At March 31, 2001 and 2000,$ 9,775,704 and $ 6,762,177,
   respectively, were outstanding in total National A1 notes.