Form 10QSB
period 2001-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2001-08-10
CIK 944130

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended June 30, 2001

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 333-4028LA

                   MINISTRY PARTNERS INVESTMENT CORPORATION
        (exact name of small business issuer as specified in charter)

California                                            33-0489154
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

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

                        YES X                         NO

At June 30, 2001, registrant had issued and outstanding 100,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,000,000.

   Transitional Small Business Disclosure Format (check one):
                        YES                           NO X

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The attached Balance Sheets as of June 30, 2001 and 2000, Statement of Operations for the six months ended June 30, 2001 and 2000, and Statements of Cash Flows for the six months ended June 30, 2001 and 2000 of Registrant
(the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

                            Results of Operations

      Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

   During the six months ended June 30, 2001, the Company incurred a net gain of $2,125 as compared to a net gain of $1,429 for the same six months ended
June 30, 2000, an increase in net income of $696. This increase is attributable primarily to a decrease in Marketing & Promotion expenses compared to the same period in 2000. Net interest income after provision for note receivable losses increased to $197,355, an increase of $738 (or 0.4%) from $196,617 for the six months ended June 30, 2000. This increase is attributable to an increase in the Company's net interest margin. The Company's cost of funds (i.e., interest expense) during this period increased $84,698 (or 16%); i.e., $609,129 for the six month period ending June 30, 2001 as compared to $524,431 for the six months ended June 30, 2000. This increase is attributable to an increase in Notes Payable. At June 30,2001, the company had outstanding debt securities (Notes Payable) of $20,223,065, up from $16,811,121 at June 30, 2000, an increase of 20%.

   The Company's operating expenses for the six months ended June 30, 2001 decreased to $195,196 from $196,757 for the same period ending June 30, 2000, a decrease of 0.8%. This is attributable primarily to decreases in Marketing & Promotion expenses for the company over the same period in 2000.

                       Liquidity and Capital Resources

      Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

   Net increase in cash during the six months ending June 30, 2001 was $22,137, compared to a net decrease of $146,534 for the six months ended
June 30, 2000, an increase of $168,671. Net cash used by operating activities totaled $904,398 for the six months ended June 30, 2001, an increase in cash used of $886,803 over $17,596 used by operating activities during the six months ended June 30, 2000. This is attributable primarily to a decrease in accounts payable for the company over the same period in 2000.

   Net cash used by investing activities totaled $2,356,823 during the six months ended June 30, 2001, compared to $1,501,706 used during the six months ended June 30, 2000, an increase of $855,117 or 57% in net cash used. This difference is attributable to a net increase in notes receivable during the six month period ending June 30, 2001 as compared to the same period in 2000.



   Net cash provided by financing activities totaled $3,283,358 for this six month period in 2001, an increase of $1,910,590, or 139%, from $1,372,768 provided by financing activities during the six month period ending June 30, 2000. This difference is primarily attributable to a net increase in notes payable during the six month period ending June 30, 2001 as compared to the same period in 2000.

   At June 30, 2001, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $229,625, up from $49,239 at June 30, 2000, an increase of $180,386


                         PART II - OTHER INFORMATION
Item 1.   Legal Proceedings

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

Dated: JULY 30, 2001   MINISTRY PARTNERS INVESTMENT CORPORATION
                                     (Registrant)


                               By: /s/ Stephen A. Ballas
                                   Stephen A. Ballas,
                                   President


                               By: /s/ Brian Scharkey
                                   Brian Scharkey,
                                   Principal Accounting Officer



                   MINISTRY PARTNERS INVESTMENT CORPORATION
                             Financial Statements
                For the quarters ended June 30, 2001 and 2000


                                BALANCE SHEETS

                                                              June 30,
                                                         2001            2000
ASSETS:

Cash - ECCU                                        $   229,625      $   49,239
Loan receivable                                         21,657          39,218
Notes receivable                                    20,972,842      17,791,160
Allowance for loan loss                                (35,000)        (25,000)
Interest receivable                                    127,931         103,640
Prepaid offering expense                                20,457          11,992
Prepaid expenses                                         3,424          16,169
Furniture, fixtures & equipment (net)                    3,162           5,290
                                                   -----------     -----------
Total assets                                       $21,344,098     $17,991,708
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable                                    $    6,000       $   6,750
Salaries payable                                         2,465           2,642
Accrued expenses - ECCU                                 27,659          26,846
Line of credit - ECCU                                        -          65,000
Notes payable                                       20,223,065      16,811,122
                                                    ----------      ----------
Total liabilities                                   20,259,189      16,912,360
                                                    ----------      ----------

Stockholder's Equity:

Common stock, 100,000 shares, no par value           1,000,000       1,000,000
Retained earnings                                       84,909          79,348
                                                   -----------     -----------
Total stockholder's equity                           1,084,909       1,079,348
                                                   -----------     -----------
Total liabilities and stockholder's equity         $21,344,098     $17,991,708
                                                   ===========     ===========

The accompanying notes are an integral part of these financial statements











                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                      Six months ended June 30,
                                                         2001            2000
Income:

Interest income
Notes receivable and loan receivable                $  793,797      $  696,271
Interest-bearing accounts                               17,687          29,777
                                                      --------        --------
Total Interest Income                                  811,484         726,048
                                                      --------        --------
Interest expense:
Line of credit                                               -              68
Notes payable                                          609,129         524,363
                                                       -------         -------
Total interest Expense                                 609,129         524,431
                                                       -------         -------
Net interest income                                    202,355         201,617
                                                       -------         -------
Provision for notes receivable losses                    5,000           5,000
                                                       -------         -------
Net interest income after provision
for notes receivable losses                            197,355         196,617
                                                       -------         -------
Operating expenses:
Salary and benefits                                     90,785          93,842
Marketing and promotion                                 16,068          22,291
Office operations                                       52,087          48,636
Legal and accounting                                    25,256          20,987
Ministry Support                                         6,000           6,000
                                                       -------         -------
Total operating expenses                               190,196         191,756
                                                       -------         -------
Income (loss) before taxes                               7,159           4,861
Provision for taxes                                      5,034           3,432
                                                       -------          ------
Net income (loss)                                        2,125           1,429
Retained earnings, beginning                            82,784          77,919
                                                        ------          ------
Retained earnings, ending                             $ 84,909        $ 79,348
                                                      ========        ========
Earnings per share                                        0.02            0.01

The accompanying notes are an integral part of these financial statements













                           STATEMENTS OF CASH FLOWS

                                                      Six months ended June 30,
                                                         2001            2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   2,125       $   1,429
Adjustments to reconcile net income to net
cash provided by operation activities:
Depreciation and amortization                            1,450           1,682
Provision for notes receivable losses                    5,000           5,000
Increase in accrued interest receivable                (10,965)        (21,651)
Increase in prepaid expense                               (884)         (1,581)
Increase (decrease) in accounts payable               (901,124)          5,332
Decrease in income taxes payable                             0          (7,806)
                                                      --------         --------
Net cash used by operating activities                 (904,398)         (17,595)
                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments received on loans receivable          8,998           8,260
Purchase of notes receivable                        (7,499,808)    (16,233,823)
Principal payments received on NR                    5,134,990      14,723,856
Purchase of property and equipment                      (1,003)              -
                                                   ------------    ------------
Net cash used by investing activities               (2,356,823)     (1,501,707)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on the LOC                                     -          65,000
Principal payments made on notes payable            (1,699,819)     (3,840,577)
Proceeds from borrowings on notes payable            4,983,177       5,148,345
                                                    ----------      ----------
Net cash provided by financing activities            3,283,358       1,372,768
                                                    ----------      ----------
Net increase (decrease) in cash/cash equivalents     $  22,137     $  (146,534)
Cash and cash equivalents at beginning                 207,488         195,773
                                                      --------        --------
Cash and cash equivalents at end                    $  229,625       $  49,239
                                                      ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes of $5,800 were paid during the six-month period ended June 30, 2001.















                   MINISTRY PARTNERS INVESTMENT CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000


1. Summary of Significant accounting policies

Nature of Business:

Ministry Partners Investment Corporation (MPIC) was incorporated in California in 1991 and is a wholly-owned subsidiary of Evangelical
Christian Credit Union (ECCU). The Company provides funds for real property secured loans for the benefit of Evangelical churches and church organizations through funding provided by members of and persons associated with such churches and organizations. The Company's offices, as well as those of its loan origination source, ECCU, are located in the state of California and substantially all of the business and operations of the Company are currently conducted in California and the majority of its mortgage loan investments are in California.


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


Prepaid offering expense:

Prepaid offering expense is related to a proposed public offering of Unsecured notes. It is being amortized over a two year period.


Organization and start up costs:

Organization and start up costs have been capitalized and amortized, using the straight-line method over a five-year period.


Notes Receivable:

Interest income on notes receivable is recognized over the term of the note and is generally computed using the simple interest method.


2. Related party transactions
MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $229,625 and $49,239 at June 30, 2001 and 2000, respectively. Interest earned on these funds were $17,687 and $29,777 for the six months ended June 30, 2001 and 2000, respectively.

MPIC utilized physical facilities and other services of ECCU. A charge of $6,261 - 2001 and $4,955 - 2000 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

Notes payable are substantially to members of ECCU


3. Notes receivable
In March 1992, MPIC purchased a pool of first trust deed seasoned loans from ECCU for the then outstanding balance. Loan maturities extended through 2001, although the majority were due in 1995 and 1996. Interest rates ranged from 7.025% to 11.50%, yielding an average of 9.138%. The loans were made to churches in Southern California and are the collateral for certain notes payable. This pool of first trust deed notes was retired in early 1996.

During 1997, 1998, 1999, 2000 and 2001, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 6.148% to 10.875%, yielding an average of 8.128%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $35,000 as of June 30, 2001. At June 30, 2000 the allowance for doubtful accounts was $25,000. The Company has not experienced a loan loss in the past and, as of June 30, 2001, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.


5. Line of credit - ECCU
MPIC has an unsecured $2,500,000 line of credit with ECCU, of which $ -0- and $ 65,000 was borrowed at June 30, 2001 and 2000, respectively. Interest at June 30, 2001 and 2000 was 7.500% and 9.000%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.


6. Notes payable

   MPIC has unsecured notes payable at June 30, 2001, as follows:

                                       Total      Interest Rate
      National Offering             $  775,518     6.59 - 7.21
      Special Offering               9,618,660     4.25 - 7.58
      National A-1 Offering          9,755,973     4.25 - 7.50
      International Offering            72,914     4.76 - 6.69
                                  ------------
                                  $ 20,223,065
                                  ============


   Future maturities at June 30 are as follows:

                                         2001                2000

      2000                         $        -0-       $ 11,131,730
      2001                          11,618,578           4,245,855
      2002                           6,173,255             697,580
      2003                           1,033,773             308,356
      2004                             154,017             144,911
      2005                             713,105             282,690
      2006                             530,337
                                  ------------        ------------
                                  $ 20,223,065        $ 16,811,122
                                  ============        ============


7. Public offering
In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At June 30, 2001 and 2000, $ -0- and $288,727, respectively, were outstanding.


8. National Offering
In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At June 30, 2001 and 2000, $775,518 and $670,333, respectively, were outstanding.

In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 2000 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 2000.
On November 30,2000, MPIC registered another $12,500,000 of the National A1 offering. This offering is currently available in California, Colorado and Oregon. At June 30, 2001 and 2000,$ 9,755,973 and $ 7,348,408,
respectively, were outstanding in total National A1 notes.