Form 10QSB
period 2001-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2001-11-06
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-4028LA

MINISTRY PARTNERS INVESTMENT CORPORATION

(exact name of small business issuer as specified in charter)
California (State or other jurisdiction of incorporation or organization)	33-0489154 (I.R.S. Employer Identification Number)

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

At September 30, 2001, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.

Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):
YES	NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of September 30, 2001 and 2000, Statement of Operations for the nine months ended September 30, 2001 and 2000, and Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

During the nine months ended September 30, 2001, the Company incurred a net gain of $27,114 as compared to a net gain of $7,947 for the same nine months ended September 30, 2000, an increase in net income of $19,167. This increase is attributable primarily to an increase in notes receivable combined with an increase in the net interest income over the same period last year. Net interest income after provision for notes receivable losses increased to $322,859 an increase of $37,707 (or 13%) from $285,152 for the nine months ended September 30, 2000. This increases is attributable primarily to an increase in the Company's net interest margin. The Company's cost of funds (i.e., interest expense) during this period increased $104,996 or 13%; i.e., $922,012 for the nine month period ending September 30, 2001 as compared to $817,016 for the nine months ended September 30, 2000. This increase is attributable to an increase in notes payable. At September 30, 2001, the company had outstanding debt securities (notes payable) of $22,047,034, up from $17,544,612 at September 30, 2000, an increase of 26%.

The Company's operating expenses for the nine months ended September 30, 2001 increased to $277,710 from $270,035 for the same period ending September 30, 2000, an increase of 3%. This is attributable primarily to an increases in Salaries & Benefits, Office Operations and Legal & Accounting expenses for the company over the same period in 2000.

Liquidity and Capital Resources

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

Net increase in cash during the nine months ending September 30, 2001 was $646,390, compared to a net increase of $252,847 for the nine months ended September 30, 2000, an increase of $393,542. Net cash used by operating activities totaled $872,984 for the nine months ended September 30, 2001, an increase in net cash used by operating activities of $847,974 over $25,009 used by operating activities during the nine months ended September 30, 2001. This difference is attributable primarily to a decrease in accounts payable over the same period in 2000.

Net cash used by investing activities totaled $3,837,954 during the nine months ended September 30, 2001, compared to $1,763,402 used during the nine months ended September 30, 2000, an increase in cash used of $2,074,552 or 118%. This increase is attributable to an increase in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the nine month period ending September 30, 2001 as compared to the same period in 2000.

Net cash provided by financing activities totaled $5,357,327 for this nine month period in 2001, an increase of $3,316,069, or 162%, from $2,041,258 provided by financing activities during the nine month period ending September 30, 2000. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) during the nine month period ending September 30, 2001 as compared to the same period in 2000.

At September 30, 2001, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $853,878, up from $448,620 at September 30, 2000, an increase of $405,258.

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

Dated: November 6, 2001 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Brian Scharkey

Brian Scharkey,

Principal Accounting Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended September 30, 2001 and 2000

BALANCE SHEETS

	September 30,
	2001	2000
ASSETS:
Cash - ECCU	$ 853,878	$ 448,620
Loan receivable	17,011	34,995
Notes receivable	22,458,619	18,057,078
Allowance for loan loss	(37,500)	(27,500)
Interest receivable	128,130	115,991
Prepaid offering expense	22,826	9,020
Prepaid expenses	7,644	23,284
Furniture, fixtures & equipment (net)	2,564	4,450
	____________	____________
Total assets	$ 23,453,172	$ 18,665,938
	===========	===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable	$ 9,000	$ 9,018
Salaries payable	4,930	4,930
Accrued expenses - ECCU	22,990	21,512
Line of credit - ECCU	-	-
Notes payable	22,047,034	17,544,612
Income taxes payable	9,320	-
	____________	____________
Total liabilities	22,093,274	17,580,072
	____________	____________
Stockholder's Equity:
Common stock, 125,000 shares, no par value	1,250,000	1,000,000
Retained earnings	109,898	85,866
	____________	____________
Total stockholder's equity	1,359,898	1,085,866
	____________	____________
Total liabilities and stockholder's equity	$ 23,453,172	$18,665,938
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
	Nine months ended September 30,
	2001	2000
Income:
Interest income:
Notes receivable and loan receivable	$ 1,232,221	$ 1,069,667
Interest-bearing accounts	20,150	40,001
	____________	____________
Total Interest Income	1,252,371	1,109,668
	____________	____________
Interest expense:
Line of credit	935	10,965
Notes payable	921,077	806,051
	____________	____________
Total interest Expense	922,012	817,016
	____________	____________
Net interest income	330,359	292,652
	____________	____________
Provision for notes receivable losses	(7,500)	(7,500)
	____________	____________
Net interest income after provision
for notes receivable losses	322,859	285,152
	____________	____________
Operating expenses:
Salary and benefits	134,200	130,252
Marketing and promotion	26,655	31,129
Office operations	76,855	73,378
Legal and accounting	31,000	26,276
Ministry Support	9,000	9,000
	____________	____________
Total operating expenses	277,710	270,035
	____________	____________
Income before taxes	45,149	15,117
Provision for taxes	18,035	7,170
	____________	____________
Net income	27,114	7,947
Retained earnings, beginning	82,784	77,919
	____________	____________
Retained earnings, ending	$ 109,898	$ 85,866
	===========	===========
Earnings per share	0.22	0.08

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income Adjustments to reconcile net income to net cash provided by operation activities	$ 27,114	$ 7,947

Depreciation and amortization	2,048	2,522
Provision for notes receivable	7,500	7,500
Increase in accrued interest receivable	(11,163)	(34,002)
Increase in prepaid expense	(7,473)	(5,724)
(Decrease) increase in acct payable	(900,328)	4,554
Increase (decrease) in income taxes payable	9,320	(7,806)
	____________	____________
Net cash used by operating activities	(872,983)	(25,009)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loan receivable	13,644	12,484
Purchase of notes receivable	(9,643,194)	(20,551,652)
Principal payments received on notes receivable	5,792,599	18,775,766
Purchase of property and equipment	(1,003)	-
	____________	____________
Net cash used by investing activities	(3,837,954)	(1,763,402)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	500,000	1,640,000
Amounts paid on the LOC	(500,000)	(1,640,000)
Principal payments made on notes payable	(3,563,882)	(6,678,924)
Proceeds from borrowings on notes payable	8,671,209	8,720,182
Proceeds from sale of common stock	250,000	-
	____________	____________
Net cash provided by financing activities	5,357,327	2,041,258
	____________	____________
Net increase in cash and cash equivalents	646,390	252,847
Cash and cash equivalents at beginning	207,488	195,773
	____________	____________
Cash and cash equivalents at end	$ 853,878	$ 448,620
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

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

2. Related party transactions

MPIC maintains all ,of its funds at the parent, ECCU. Total funds held with ECCU were $853,878 and $448,620 at September 30, 2001 and 2000, respectively. Interest earned on these funds were $20,150 and $40,001 for the nine months ended September 30, 2001 and 2000, respectively.

MPIC utilized physical facilities and other services of ECCU. A charge of $9,842 - 2001 and $7,825 - 2000 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

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

During 1997, 1998, 1999, 2000 and 2001, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 5.672% to 10.500%, yielding an average of 7.930%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $37,500 as of September 30, 2001. At September 30, 2000 the allowance for doubtful accounts was $27,500. The Company has not experienced a loan loss and, as of September 30, 2001 and 2000, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Line of credit - ECCU

MPIC has an unsecured $2,500,000 line of credit with ECCU, of which $-0- and $-0- was borrowed at September 30, 2001 and 2000, respectively. Interest at September 30, 2001 and 2000 was 6.750% and 9.500%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

5. Notes payable

MPIC has unsecured notes payable at September 30, 2001, as follows:
Total		Interest Rate
National Offering	$ 624,195	4.72 - 7.21
Special Offering	10,231,837	4.22 - 7.58
National A-1 Offering	8,562,498	4.22 - 7.50
International Offering	131,542	4.76 - 6.69
National Alpha Offering	2,496,962	4.22 - 6.25
	____________
	$ 22,047,034
	===========

Future maturities at September 30 are as follows:
	2001	2000
2000	$ -	$ 7,301,224
2001	6,708,332	8,321,800
2002	12,304,347	967,651
2003	1,453,948	312,897
2004	283,089	147,150
2005	721,276	493,890
2006	576,042	-
	____________	____________
	$ 22,047,034	$ 17,544,612
	===========	===========

6. Public offering

In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At September 30, 2001 and 2000, $-0- and $141,652, respectively, were outstanding.

7. National Offering

In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At September 30, 2001 and 2000, $624,194 and $777,183, respectively, were outstanding.

In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At September 30, 2001 and 2000, $8,562,498 and $7,954,508, respectively, were outstanding.

In July 2001, MPIC received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, MPIC registered $25,000,000 of the National Alpha notes. At September 30, 2001 $2,496,962 was outstanding.