Form 10KSB
period 2001-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2002-03-28
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x] Issuer's revenues for its most recent fiscal year: $1,703,389

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: None.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At December 31, 2001, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

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

PART I

Item 1. Description of Business

The Company:

The Company, Ministry Partners Investment Corporation, is a California corporation, formed in October, 1991, for the sole purpose of investing in or purchasing existing loans to qualified church organizations. The Company was formed by and is currently the wholly-owned subsidiary of ECCU. See "BUSINESS OF THE COMPANY - ECCU and Its Relationship to the Company." The Company is a taxable organization under both federal and California state law. ECCU is a mutual benefit corporation and is exempt from both federal and California state income taxes but is subject to taxes on unrelated business income.

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

To date, the Company's investments have been financed by the sale of investor notes and through ECCU's investment in the Company's common stock. The Company's Mortgage Loan Investments have been facilitated through a warehouse credit line from ECCU. This credit line financing is currently in the amount of $2,500,000. This credit line, which the Company intends to maintain indefinitely, is subject to ECCU's standard commercial loan requirements, including blanket liens on the Company's assets. ECCU has agreed to subordinate this loan to the payment of its Class A, Class A-1 and Class Alpha Notes. There is no assurance that ECCU will be able to continue to provide this credit line to the Company in the future.

The Company currently employs three full-time persons. ECCU provides the Company with certain services for which ECCU charges the Company on a current basis.

Reports:

The Company has filed with the Commission a Registration Statement on Form SB-2 (including all amendments thereto, the "Registration Statement"), with respect to its Class Alpha notes. For further information about the Company and its Securities, reference is made to the Registration Statement and the exhibits thereto, which may be examined without charge at the public reference facilities maintained by the Commission at Room 1204, Judiciary Plaza, 450 Fifth Street NW, Washington, DC 20549, and copies of which may be obtained from the Commission upon payment of the prescribed fees. The Registration Statement may also be obtained from the Commission's website maintained at http://www.sec.gov.

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

Item 2. Description of Property

The Company's business offices are located at 1150 N. Magnolia Avenue, Anaheim, California 92801. The Company's telephone number is 800-753-6742.

The Company currently rents its offices (approximately 1000 square feet) from ECCU on a month-to-month basis. ECCU provides the Company with certain services and the use of certain of its facilities for which ECCU charges the Company on a current basis. Presently, the amounts ECCU charges the Company in this regard are at the market rate for similar services and facilities charged by unrelated persons.

Item 3. Legal Proceedings

As of the date of this Report, there is no material litigation, threatened or pending, against the Company. The Company's management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters The Company has 125,000 shares of its common stock outstanding, all of which shares are owned by Evangelical Christian Credit Union, 1150 N. Magnolia Avenue, Anaheim, California 92801. These shares are not traded publicly. None of the Company's officers or directors beneficially owns any of these shares. The Company does not have outstanding any options, warrants or convertible securities. No other rights to purchase securities of the Company have been issued.

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

Results of Operations

Twelve Months Ended December 31, 2001 vs. Twelve Months Ended December 31, 2000

During the twelve months ended December 31, 2001, the Company incurred a net gain of $43,660 as compared to a net gain of $4,865 for the same twelve months ended December 31, 2000, an increase in net income of $38,795. Interest income, net, for the period, was $473,370, an increase of 22% from $388,544 for the twelve months ended December 31, 2000. The Company's cost of funds (i.e., interest expense) during this period increased $126,484 (or 12%) to $1,230,019 for the twelve-month period ending December 31, 2001 as compared to $1,103,535 for the twelve months ended December 31, 2000. This is attributable to growth in both the Company's debt securities and notes receivable portfolios, as well as an increase in the net interest margin over the same period in 2000. At December 31, 2001, the company had outstanding debt securities (Notes Payable) of $22,947,034, up from $16,939,707 at December 31, 2000, an increase of 36%.

The Company's operating expenses for the twelve months ended December 31, 2001 increased to $383,470 from $362,102 for the same period ending December 31, 2000, an increase of 6%. This is attributable to increases in Salaries and Benefits, and increases in Office Operations for the company over the same period in 2000.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2001 vs. Twelve Months Ended December 31, 2000

Net decrease in cash during the twelve months ended December 31, 2001 was $94,841, compared to a net increase of $11,715 for the twelve months ended December 31, 2000. This decrease of $106,556 was due to both decreases in net cash provided by operating activities and investing activities. Net cash used by operating activities totaled $830,129 for the twelve months ended December 31, 2001; a decrease of $1,715,499 from $885,370 provided by operating activities during the twelve months ended December 31, 2000.

Net cash used by investing activities totaled $5,522,039 during the twelve months ended December 31, 2001, compared to $2,310,008 used during the twelve months ended December 31, 2000, an increase in cash used of $3,212,031. This difference is primarily attributable to an increase in cash used by net notes receivable (the difference between purchases of notes receivable and principal payments received on notes receivable) during the twelve months ended December 31, 2001 as compared to the same period in 2000.

Net cash provided by financing activities totaled $6,257,327 for this twelve-month period in 2001, an increase of $4,820,974 from $1,436,353 provided by financing activities during the twelve months ended December 31, 2000. This difference is primarily attributable to an increase in cash provided by net borrowings on notes payable (the difference between principal payments made one notes payable and proceeds from borrowings on notes payable) as compared to the same period in 2000.

At December 31, 2001, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $112,647, down from $207,488 at December 31, 2000, a decrease of $94,841.

Item 7. Financial Statements

The Balance Sheets, Statement of Operations and Statements of Cash Flows for the twelve months ended December 31, 2001 and 2000 of Registrant (the "Company") are included following the Independent Auditor's Report below.

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

MARK G. HOLBROOK, age 52, has served as chairman of the Company since its inception. Mr. Holbrook also serves as president and chief executive officer of ECCU. Mr. Holbrook served as Board Chairman of Christian Management Association until the end of his term in February 99.

STEPHEN A. BALLAS, age 52, has served as President of the Company since May 1, 2000. Mr. Ballas has extensive experience in real estate development, Mortgage lending and marketing, including service as president of a mortgage origination company form 1990 to 1993.

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

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company during its fiscal year ended December 31, 2001, its fiscal year ended December 31, 2000 and its fiscal year ended December 31, 1999 by its Chief Executive Officer and President. Mr. Ballas was appointed President of the Company by the Board of Directors effective May 1, 2000. Mr. Ballas replaced interim President and Board Member Van C. Elliot, whom succeeded Mr. Garmo on January 3, 2000.

Except for Mr. Ballas, none of the Company's executive officers (the named Executive Officers) had total salary, plus bonus, exceeding $100,000 during this period.

Option/Warrant Grants in Current Fiscal Year:

No options, warrants or other rights to purchase securities of the Company have been issued.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year Ended	Salary(s)	Bonus (2)	Other Annual Compensation (3)	All Other Compensation (4)
Mark G. Holbrook Chairman, Chief Executive Officer	2001	(1)	-0-	-0-	-0-
	2000	(1)	-0-	-0-	-0-
	1999	(1)	-0-	-0-	-0-

Stephen A. Ballas	2001	$ 78,923	$ 8,770	$ 4,800	$ 8,505
	2000	$ 49,465	$ 5,452	$ 3,139	$ 3,034

John C. Garmo, Past President	1999	$ 68,543	-0-	-0-	-0-

(1) Mr. Holbrook is a full-time employee of ECCU. Since December 1, 1994, the commencement date of Mr. Garmo's employment by the Company, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer and director of the Company. The Company reimburses ECCU for that portion of Mr. Holbrook's time devoted to service to the Company as an officer (but not director). Mr. Holbrook currently devotes less than 1% of his time serving the Company as an officer.

(2) An aggregate bonus amount of $8,770 was paid to Mr. Ballas for the Fiscal year 2001.

(3) Includes an automobile allowance of $4,800 for the fiscal year 2001, paid by the Company for the benefit of Mr. Ballas.

(4) The company contributed an aggregate amount of $6,195 for Mr. Ballas' 401(k) Compensation plan, $1,991 for medical benefits and $319 for life insurance.

Item 11. Security Ownership of Certain Beneficial Owners and Management. The Company has 125,000 shares of its common stock outstanding, all of which shares are owned by Evangelical Christian Credit Union. These shares are not traded publicly. None of the Company's officers or directors beneficially owns any of these shares. The Company does not have outstanding any options, warrants or convertible securities. No other rights to purchase securities of the Company have been issued.

Item 12. Certain Relationships and Related Transactions

None

 Item 13. Exhibits and Reports on Form 8-K

Exhibits:

27 Financial Data Schedule (included)

Reports on Form 8-K:

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2002 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas
Stephen A. Ballas,
President

By: /s/ Brian Scharkey
Brian Scharkey
Principal Accounting Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Ministry Partners Investment Corporation

We have audited the accompanying balance sheets of Ministry Partners Investment Corporation as of December 31, 2001 and 2000, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ TURNER, WARREN, HWANG & CONRAD

TURNER, WARREN, HWANG & CONRAD

ACCOUNTANCY CORPORATION

January 30, 2002

MINISTRY PARTNERS INVESTMENT CORPORATION

BALANCE SHEETS

DECEMBER 31

	2001	2000
ASSETS	____________	____________
Current Assets:
Cash	$ 112,647	$ 207,488
Notes receivable, net of allowance for losses	3,622,215	2,324,215
Loans receivable	646	6,907
Interest receivable	127,004	116,966
Prepaid income taxes	-	12,004
Prepaid expenses	23,563	10,993
	____________	____________
Total Current Assets	3,886,075	2,678,573
	____________	____________
Other Assets:
Notes receivable	20,432,499	16,253,809
Loan receivable	64,354	23,748
Property and equipment, net of accumulated deprecation	1,194	3,609
	____________	____________
Total Other Assets	20,498,047	16,281,166
	____________	____________
Total Assets	$ 24,384,122	$ 18,959,739
	==========	==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$ 36,004	$ 937,248
Notes payable - current portion	19,594,212	14,295,252
Income taxes payable	24,640	-
	____________	____________
Total Current Liabilities	19,654,856	15,232,500
	____________	____________
Long-term Liabilities:
Notes payable	22,947,034	16,939,707
Less current portion	(19,594,212)	(14,295,252)
	____________	____________
Total Long-term Liabilities	3,352,822	2,644,455
	____________	____________
Commitments and contingent liabilities	-	-
Stockholder's Equity
Common stock, 10,000,000 shares authorized, 125,000 shares issued and outstanding, no par value	1,250,000	1,000,000
Retained earnings	126,444	82,784
	____________	____________
Total Stockholder's Equity	1,376,444	1,082,784
	____________	____________
Total Liabilities and Stockholder's Equity	$ 24,384,122	$ 18,959,739
	==========	==========

The accompanying notes are an integral part of these financial statements.

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE YEARS END DECEMBER 31

	2001	2000
	____________	____________
INTEREST INCOME:
Notes receivable and loan receivable	$ 1,679,498	$ 1,443,875
Interest-bearing accounts	23,891	48,204
	____________	____________
Total Interest Income	1,703,389	1,492,079
	____________	____________
INTEREST EXPENSE:
Line of credit	935	14,392
Notes payable	1,229,084	1,089,143
	____________	____________
Total interest Expense	1,230,019	1,103,535
	____________	____________
NET INTEREST INCOME	473,370	388,544
	____________	____________
PROVISION FOR NOTES RECEIVABLE LOSSES	10,000	10,000
	____________	____________
NET INTEREST INCOME AFTER PROVISION
FOR NOTES RECEIVABLE LOSSES	463,370	378,544
	____________	____________
OPERATING EXPENSES:
Salary and benefits	181,580	172,770
Marketing and promotion	44,807	50,970
Office occupancy	16,303	11,342
Office operations	92,108	86,652
Legal and accounting	36,672	31,368
Ministry Support	12,000	9,000
	____________	____________
Total operating expenses	383,470	362,102
	____________	____________
INCOME BEFORE PROVISION FOR INCOME TAXES	79,900	16,442
Provision for income taxes	36,240	11,577
	____________	____________
NET INCOME	43,660	4,865
RETAINED EARNINGS, BEGINNING	82,784	77,919
	____________	____________
RETAINED EARNINGS, ENDING	$ 126,444	$ 82,784
	==========	==========

The accompanying notes are an integral part of these financial statements.

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS END DECEMBER 31

	2001	2000
	____________	____________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income Adjustments to reconcile net income to net cash provided by operation activities	$ 43,660	$ 4,865

Depreciation and amortization	3,419	3,363
Provision for notes receivable	10,000	10,000
Increase in accrued interest receivable	(10,038)	(34,977)
(Increase) decrease in prepaid income taxes	12,004	(12,004)
(Increase) decrease in prepaid expense	(12,570)	15,587
Increase (decrease) in accounts payable	(901,244)	906,342
Increase (decrease) in income taxes payable	24,640	(7,806)
	____________	____________
Net cash provide (used) by operating activities	(830,129)	885,370
	____________	____________

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loan receivable	(34,345)	16,823
Purchase of notes receivable	(18,654,716)	(27,666,423)
Principal payments received on notes receivable	13,168,026	25,339,592
Purchases of property and equipment	(1,004)	-
	____________	____________
Net cash used by investing activities	(5,522,039)	(2,310,008)
	____________	____________

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on line of credit	500,000	2,240,000
Amounts paid on line of credit	(500,000)	(2,240,000)
Principal payments made on notes payable	(4,016,467)	(8,412,255)
Proceeds from borrowings on notes payable	10,023,794	9,848,608
Proceeds from sale of common stock	250,000	-
	____________	____________
Net cash provided by financing activities	6,257,327	1,436,353
	____________	____________
Net increase (decrease) in cash and cash equivalents	(94,841)	11,715
Cash and cash equivalents at beginning of year	207,488	195,773
	____________	____________
Cash and cash equivalents at end of year	$ 112,647	$ 207,488
	==========	==========

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS END DECEMBER 31

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	2001	2000
	____________	____________
Interest paid	$ 1,230,019	$ 1,103,535
Income taxes paid	11,600	31,387

The accompanying notes are an integral part of these financial statements.

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

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

Reclassifications: Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classification used in the current year.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company maintains all its funds at the parent, ECCU. Total funds held with ECCU at December 31, 2001 and 2000 were $112,647 and $207,488, respectively. Interest earned on these funds for the years ended December 31, 2001 and 2000 were $23,891 and $48,204, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company, as part of its investment strategy, purchases an interest in participation loans offered for sale by ECCU. The Company purchased participation loans totaling $18,654,716 and $27,666,423 from ECCU and received no fee income from ECCU during the years ended December 31, 2001 and 2000, respectively. The Company recognized interest income on notes receivable from ECCU of $1,677,089 and $1,440,427 during the years ended December 31, 2001 and 2000, respectively. There was $906,671 due to ECCU at December 31, 2000 for a participation loan purchased. The amount was included in accounts payable on the accompanying balance sheets.

The Company pays support charges for management services and rent to ECCU on a month-to-month basis. Charges of $75,600 and $75,951 were paid for these services for the years ended December 31, 2001 and 2000, respectively. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

The Company reimburses ECCU for salaries and benefits of employees. The amounts reimbursed for the years ended December 31, 2001 and 2000 were $181,580 and $172,770, respectively.

The Company had $26,575 and $27,509 due to ECCU at December 31, 2001 and 2000, respectively.

NOTE 3 - NOTES RECEIVABLE

The notes receivable are backed by loan participation agreements secured by loans originated by ECCU to various churches and related organizations to finance facilities. Loan maturities extend through 2006. The notes earn interest at rates between 4.21% and 9.75%, with a weighted average yield of 7.57%.

The Company maintains allowance for notes receivable losses of $40,000. The Company has no experience of loan loss and, as of December 31, 2001, none of the loans are impaired. Management believes all of the notes are adequately secured and the allowance is adequately maintained.

NOTE 4 - LINE OF CREDIT

The Company has an unsecured $2,500,000 line of credit with ECCU that expires May 31, 2002. There were no outstanding borrowings as of December 31, 2001 and 2000. The interest rate at December 31, 2001 was 5.5%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal. Interest of $935 and $14,392 was paid to ECCU during the years ended December 31, 2001 and 2000, respectively.

NOTE 5 - NOTES PAYABLE

A Summary of unsecured promissory notes payable at December 31 is as follows:

	2001	2000	Interest Rate at December 31, 2001
	____________	____________	________________
Private Placement Notes	-	$ 38,528		-
Public Offering Notes-California	-	76,109		-
Public Offering Notes-Class A	$ 463,105	894,370	3.76%	-	7.21%
Public Offering Notes-Class A-1	6,012,281	8,253,700	2.76%	-	7.50%
Public Offering Notes-Alpha Class	5,770,599	-	2.76%	-	6.25%
Special Offering Notes	10,567,712	7,558,241	2.76%	-	7.58%
International Notes	133,337	118,759	4.76%	-	6.69%
	____________	____________
	$ 22,947,034	$ 16,939,707
	=========	=========

Notes payable are substantially to members of ECCU.

The following are maturities of notes payable for each of the next five years:

Year Ending

December 31,
2002	$ 19,599,845
2003	1,646,517
2004	285,544
2005	727,714
2006	687,414
____________
$ 22,947,034
=========

The Class A, Class A-1 and Alpha Class Notes contain covenants pertaining to limitation on restricted payment, maintenance of a tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness. All three classes require that the company maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $2,000,000. The Company is not allowed to issue any Class A-1 and Alpha Class Notes if, after giving effect to such issuance, the Class A-1 and Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $10,000,000 and $20,000,000, respectively. The Company's other indebtedness, as defined in the Loan and Standby Agreement, is not to exceed $500,000 outstanding at any time while any Class A Note is outstanding and $750,000 outstanding at any time while any Class A-1 or Alpha Class Note is outstanding. The Company was in compliance with these covenants as of December 31, 2001.

NOTE 6 - PUBLIC OFFERING

The Company filed a registration statement with the U.S. Securities and Exchange Commission (SEC) and received approval in October 1996 to offer $5,000,000 of Class A unsecured promissory notes to the public. Class A Notes totaling $463,105 and $894,370 were outstanding at December 31, 2001 and 2000, respectively.

In December 1997, the Company received approval from the SEC to offer $25,000,000 of Class A-1 unsecured promissory notes nationwide. In December 1997, the Company registered $15,000,000 of the Class A-1 Notes. By November 29, 1999, $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30, 1999, the Company registered another $12,500,000 of the Class A-1 Notes. Class A-1 Notes totaling $6,012,281 and $8,253,700 were outstanding at December 31, 2001 and 2000, respectively.

In July 2001, the Company received approval from the SEC to offer $50,000,000 of Alpha Class unsecured promissory notes nationwide. In July 2001, the Company registered $25,000,000 of the Alpha Class Notes. Alpha Class Notes totaling $5,770,599 were outstanding at December 31, 2001.

NOTE 7 - INCOME TAXES

Federal income and state franchise taxes for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000
	____________	____________
Federal income taxes	$ 24,357	$ 6,190
State franchise taxes	11,883	5,387
	____________	____________
	$ 36,240	$ 11,577
	==========	==========

NOTE 8 - CONCENTRATION OF CREDIT RISK

At December 31, 2001 and 2000, the Company had cash and certificates of deposit at its parent that are not insured. The aggregate uninsured amount was $112,647 and $207,488, respectively.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Cash Equivalents: The carrying amount is a reasonable estimate of fair value.

Notes and Loans Receivable: Fair value is estimated by discounting the future cash flows using the current average rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Notes Payable: The fair value of fixed maturity notes is estimated by discounting the future cash flows using the rates currently offered for notes payable of similar remaining maturities.

	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$112,647	$112,647
Notes and note receivable, net of allowance for losses	24,119,714	24,695,000
Financial liabilities:
Notes payable	22,947,034	23,120,000