Form 10QSB
period 2002-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2002-05-10
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

At March 31, 2002, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.

Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):
YES	NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of March 31, 2002 and 2001, Statement of Operations for the three months ended March 31, 2002 and 2001, and Statements of Cash Flows for the three months ended March 31, 2002 and 2001 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the three months ended March 31, 2002 and 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

During the three months ended March 31, 2002, the Company incurred a net gain of $31,700 as compared to a net loss of $6,865 for the same three months ended March 31, 2001, an increase in net income of $38,565. This increase is attributable primarily to an increase in notes receivable combined with an increase in the net interest income over the same period last year. Net interest income after provision for notes receivable losses increased to $153,165 an increase of $60,845 (or 66%) from $92,320 for the three months ended March 31, 2001. This increases is attributable primarily to an increase in the Company's net interest margin. The Company's cost of funds (i.e., interest expense) during this period increased $2,891 or 1%; i.e., $307,175 for the three month period ending March 31, 2002 as compared to $304,284 for the three months ended March 31, 2001. This increase is attributable to an increase in notes payable. At March 31, 2002, the company had outstanding debt securities (notes payable) of $25,847,754, up from $19,514,242 at March 31, 2001, an increase of 32%.

The Company's operating expenses for the three months ended March 31, 2002 increased to $108,155 from $99,163 for the same period ending March 31, 2001, an increase of 9%. This is attributable primarily to an increases in Marketing expenses for the company over the same period in 2001.

Liquidity and Capital Resources

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

Net increase in cash during the three months ending March 31, 2002 was $207,396, compared to a net increase of $807,406 for the three months ended March 31, 2001, a decrease of $600,010. Net cash used by operating activities totaled $17,618 for the three months ended March 31, 2002, an increase in net cash used by operating activities of $11,545 over $6,073 used by operating activities during the three months ended March 31, 2001. This difference is attributable primarily to an increase in accrued interest receivable over the same period in 2001.

Net cash used by investing activities totaled $2,675,706 during the three months ended March 31, 2002, compared to $1,761,056 used during the three months ended March 31, 2001, an increase in cash used of $914,650 or 52%. This increase is attributable to an increase in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the three month period ending March 31, 2002 as compared to the same period in 2001.

Net cash provided by financing activities totaled $2,900,720 for this three month period in 2002, an increase of $326,185, or 13%, from $2,574,535 provided by financing activities during the three month period ending March 31, 2001. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) during the three month period ending March 31, 2002 as compared to the same period in 2001.

At March 31, 2002, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $320,043, down from $1,014,895 at March 31, 2001, a decrease of $694,852.

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

Dated: April 26, 2002 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Brian Scharkey

Brian Scharkey,

Principal Accounting Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended March 31, 2002 and 2001

BALANCE SHEETS

	March 31,
	2002	2001
ASSETS:
Cash - ECCU	$320,043	$1,014,895
Loan receivable	64,980	26,205
Notes receivable	26,770,440	19,466,297
Allowance for loan loss	(42,500)	(32,500)
Interest receivable	161,744	130,177
Prepaid offering expense	14,160	5,814
Prepaid expenses	12,645	6,347
Furniture, fixtures & equipment (net)	858	3,427
	____________	____________
Total assets	$27,302,370	$20,620,662
	===========	===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable	$3,046	$3,139
Salaries payable	5,306	4,930
Accrued expenses - ECCU	24,843	22,430
Line of credit - ECCU	-	-
Notes payable	25,847,754	19,514,242
Income taxes payable	13,277	-
	____________	____________
Total liabilities	25,894,226	19,544,741
	____________	____________
Stockholder's Equity:
Common stock, 125,000 shares, no par value	1,250,000	1,000,000
Retained earnings	158,144	75,921
	____________	____________
Total stockholder's equity	1,408,144	1,075,921
	____________	____________
Total liabilities and stockholder's equity	$27,302,370	$20,620,662
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three months ended March 31,
	2002	2001
Income:
Interest income:
Notes receivable and loan receivable	$461,499	$387,288
Interest-bearing accounts	1,341	11,816
	____________	____________
Total Interest Income	462,840	399,104
	____________	____________
Interest expense:
Line of credit	122	-
Notes payable	307,053	304,284
	____________	____________
Total interest Expense	307,175	304,284
	____________	____________
Net interest income	155,665	94,820
	____________	____________
Provision for notes receivable losses	2,500	2,500
	____________	____________
Net interest income after provision
for notes receivable losses	153,165	92,320
	____________	____________
Operating expenses:
Salary and benefits	48,964	46,360
Marketing and promotion	14,810	8,906
Office operations	24,843	26,637
Legal and accounting	16,538	14,260
Ministry Support	3,000	3,000
	____________	____________
Total operating expenses	108,155	99,163
	____________	____________
Income before taxes	45,010	(6,843)
Provision for taxes	13,310	22
	____________	____________
Net income (loss)	31,700	(6,865)
Retained earnings, beginning	126,444	82,786
	____________	____________
Retained earnings, ending	$ 158,144	$75,921
	===========	===========
Earnings per share	0.25	(0.07)

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) Adjustments to reconcile net income (loss) to net cash provided by operation activities	$31,700	$ (6,865)

Depreciation and amortization	336	744
Provision for notes receivable	2,500	2,500
Increase in accrued interest receivable	(34,740)	(13,210)
(Increase) decrease in prepaid expense	(3,242)	12,509
Decrease in accounts payable	(2,809)	(79)
Decrease in income taxes payable	(11,363)	-
Prior year adjustment	-	(1,672)
	____________	____________
Net cash used by operating activities	(17,618)	(6,073)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loan receivable	20	4,450
Purchase of notes receivable	(4,753,990)	(6,020,109)
Principal payments received on notes receivable	2,078,264	4,255,164
Purchase of property and equipment	-	(562)
	____________	____________
Net cash used by investing activities	(2,675,706)	(1,761,056)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	900,000	-
Amounts paid on the LOC	(900,000)	-
Principal payments made on notes payable	(887,234)	(1,201,634)
Proceeds from borrowings on notes payable	3,787,954	3,776,169
	____________	____________
Net cash provided by financing activities	2,900,720	2,574,535
	____________	____________
Net increase in cash and cash equivalents	207,396	807,406
Cash and cash equivalents at beginning	112,647	207,489
	____________	____________
Cash and cash equivalents at end	$320,043	$1,014,895
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002 AND 2001

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

2. Related party transactions

MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $320,043 and $1,014,895 at March 31, 2002 and 2001, respectively. Interest earned on these funds were $1,341 and $11,816 for the three months ended March 31, 2002 and 2001, respectively.

MPIC utilized physical facilities and other services of ECCU. A charge of $3,350 - 2002 and $2,963 - 2001 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

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

During 1997, 1998, 1999, 2000, 2001 and 2002, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 3.960% to 9.750%, yielding a weighted average of 7.267%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $42,500 as of March 31, 2002. At March 31, 2001 the allowance for doubtful accounts was $32,500. The Company has not experienced a loan loss and, as of March 31, 2002 and 2001, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Line of credit - ECCU

MPIC has an unsecured $3,000,000 line of credit with ECCU, of which $-0- and $-0- was borrowed at March 31, 2002 and 2001, respectively. Interest at March 31, 2002 and 2001 was 4.750% and 9.500%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

5. Notes payable

MPIC has unsecured notes payable at March 31, 2002, as follows:

	Total	Interest Rate
National Offering	$440,351	3.13 - 7.21
Special Offering	11,590,128	2.63 - 7.58
National A-1 Offering	4,089,622	2.63 - 7.50
International Offering	82,519	3.82 - 6.69
National Alpha Offering	9,645,134	2.63 - 6.25
	____________
	$25,847,754
	===========

Future maturities at March 31 are as follows:

	2002	2001
2001	-0-	$13,248,098
2002	$19,268,570	4,409,323
2003	4,366,668	605,490
2004	534,932	151,687
2005	735,309	744,273
2006	694,128	355,371
2007	248,147	-0-
	____________	____________
	$25,847,754	$19,514,242
	===========	===========

6. Public offering

In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At March 31, 2002 and 2001, $-0- and $56,303, respectively, were outstanding.

7. National Offering

In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At March 31, 2002 and 2001, $440,351 and $1,027,400, respectively, were outstanding.

In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At March 31, 2002 and 2001, $4,089,622 and $9,775,704, respectively, were outstanding.

In July 2001, MPIC received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, MPIC registered $25,000,000 of the National Alpha notes. At March 31, 2002 $9,645,134 were outstanding.