Form 10QSB
period 2002-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2002-08-09
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-4028LA

MINISTRY PARTNERS INVESTMENT CORPORATION

(exact name of small business issuer as specified in charter)

California (State or other jurisdiction of incorporation or organization)	33-0489154 (I.R.S. Employer Identification Number)

955 West Imperial Highway, Brea, California 92822

(Address of principal executive offices)

(714) 671-5720

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

At June 30, 2002, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):
YES	NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of June 30, 2002 and 2001, Statement of Operations for the six months ended June 30, 2002 and 2001, and Statements of Cash Flows for the six months ended June 30, 2002 and 2001 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

During the six months ended June 30, 2002, the Company incurred a net gain of $45,437 as compared to a net gain of $2,125 for the same six months ended June 30, 2001, an increase in net income of $43,312. This increase is attributable primarily to an increase in notes receivable combined with an increase in the net interest income over the same period last year. Net interest income after provision for notes receivable losses increased to $313,327 an increase of $115,972 (or 59%) from $197,355 for the six months ended June 30, 2001. This increase is attributable primarily to an increase in notes receivable combined with an increase in the net interest income over the same period last year. The Company's cost of funds (i.e., interest expense) during this period increased $30,328 or 5%; i.e., $639,457 for the six month period ending June 30, 2002 as compared to $609,129 for the six months ended June 30, 2001. This increase is attributable to an increase in notes payable. At June 30, 2002, the company had outstanding debt securities (notes payable) of $29,175,507, up from $20,223,065 at June 30, 2001, an increase of 44%.

The Company's operating expenses for the six months ended June 30, 2002 increased to $223,318 from $190,196 for the same period ending June 30, 2001, an increase of 17%. This is attributable primarily to an increases in Marketing expenses for the company over the same period in 2001.

Liquidity and Capital Resources

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

Net increase in cash during the six months ending June 30, 2002 was $345,922, compared to a net increase of $22,137 for the six months ended June 30, 2001, an increase of $323,785. Net cash provided by operating activities totaled $36,027 for the six months ended June 30, 2002, an increase in net cash provided by operating activities of $940,425 over $904,398 used by operating activities during the six months ended June 30, 2001. This difference is attributable primarily to an increase in accounts payable over the same period in 2001.

Net cash used by investing activities totaled $5,918,578 during the six months ended June 30, 2002, compared to $2,356,823 used during the six months ended June 30, 2001, an increase in cash used of $3,561,755 or 151%. This increase is attributable to an increase in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the six month period ending June 30, 2002 as compared to the same period in 2001.

Net cash provided by financing activities totaled $6,228,473 for this six month period in 2002, an increase of $2,945,115, or 90%, from $3,283,358 provided by financing activities during the six month period ending June 30, 2001. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) during the six month period ending June 30, 2002 as compared to the same period in 2001.

At June 30, 2002, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $458,569, up from $229,625 at June 30, 2001, an increase of $228,944.

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

Dated: August 8, 2002 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Brian Scharkey

Brian Scharkey,

Principal Accounting Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended June 30, 2002 and 2001

BALANCE SHEETS

	June 30,
	2002	2001
ASSETS:
Cash - ECCU	$ 458,569	$ 229,625
Loan receivable	64,734	21,657
Notes receivable	30,013,558	20,972,842
Allowance for loan loss	(48,333)	(35,000)
Interest receivable	149,970	127,931
Prepaid offering expense	20,786	20,457
Prepaid expenses	5,250	3,424
Furniture, fixtures & equipment (net)	635	3,162
	____________	____________
Total assets	$ 30,665,169	$ 21,344,098
	===========	===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable	$ 6,000	$ 6,000
Salaries payable	7,958	2,465
Accrued expenses - ECCU	25,794	27,659
Line of credit - ECCU	-	-
Notes payable	29,175,507	20,223,065
Income taxes payable	28,029	-
	____________	____________
Total liabilities	29,243,288	20,259,189
	____________	____________
Stockholder's Equity:
Common stock, 125,000 shares, no par value	1,250,000	1,000,000
Retained earnings	171,881	84,909
	____________	____________
Total stockholder's equity	1,421,881	1,084,909
	____________	____________
Total liabilities and stockholder's equity	$ 30,665,169	$ 21,344,098
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Six months ended June 30,
	2002	2001
Income:
Interest income:
Notes receivable and loan receivable	$ 958,952	$ 793,797
Interest-bearing accounts	2,165	17,687
	____________	____________
Total Interest Income	961,117	811,484
	____________	____________
Interest expense:
Line of credit	799	-
Notes payable	638,658	609,129
	____________	____________
Total interest Expense	639,457	609,129
	____________	____________
Net interest income	321,660	202,355
	____________	____________
Provision for notes receivable losses	8,333	5,000
	____________	____________
Net interest income after provision
for notes receivable losses	313,327	197,355
	____________	____________
Other Income	1,631	-
Operating expenses:
Salary and benefits	104,704	90,785
Marketing and promotion	35,893	16,068
Office operations	51,296	52,087
Legal and accounting	25,425	25,256
Ministry Support	6,000	6,000
	____________	____________
Total operating expenses	223,318	190,196
	____________	____________
Income before taxes	91,640	7,159
Provision for taxes	46,203	5,034
	____________	____________
Net income	45,437	2,125
Retained earnings, beginning	126,444	82,784
	____________	____________
Retained earnings, ending	171,881	$ 84,909
	===========	===========
Earnings per share	0.36	0.02

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income Adjustments to reconcile net income to net cash provided by operation activities	$ 45,437	$ 2,125

Depreciation and amortization	559	1,450
Provision for notes receivable	8,333	5,000
Increase in accrued interest receivable	(22,966)	(10,965)
Increase in prepaid expense	(2,473)	(884)
Increase (decrease) in accounts payable	3,748	(901,124)
Decrease in income taxes payable	3,389	-
	____________	____________
Net cash provided (used) by operating activities	36,027	(904,398)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loan receivable	266	8,998
Purchase of notes receivable	(17,386,374)	(7,499,808)
Principal payments received on notes receivable	11,467,530	5,134,990
Purchase of property and equipment	-	(1,003)
	____________	____________
Net cash used by investing activities	(5,918,578)	(2,356,823)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	$ 1,100,000	-
Amounts paid on the LOC	(1,100,000)	-
Principal payments made on notes payable	(2,213,025)	(1,699,819)
Proceeds from borrowings on notes payable	8,441,498	4,983,177
	____________	____________
Net cash provided by financing activities	$ 6,228,473	3,283,358
	____________	____________
Net increase in cash and cash equivalents	$ 345,922	$ 22,137
Cash and cash equivalents at beginning	112,647	207,488
	____________	____________
Cash and cash equivalents at end	$ 458,569	$ 229,625
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

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

2. Related party transactions

MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $458,569 and $229,625 at June 30, 2002 and 2001, respectively. Interest earned on these funds were $2,165 and $17,687 for the six months ended June 30, 2002 and 2001, respectively.

MPIC utilized physical facilities and other services of ECCU. A charge of $47,461 - 2002 and $45,617 - 2001 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

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

During 1997, 1998, 1999, 2000, 2001 and 2002, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 3.934% to 9.625%, yielding a weighted average of 6.918%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $48,333 as of June 30, 2002. At June 30, 2001 the allowance for doubtful accounts was $35,000. The Company has not experienced a loan loss and, as of June 30, 2002 and 2001, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Line of credit - ECCU

MPIC has an unsecured $3,000,000 line of credit with ECCU, of which $-0- and $-0- was borrowed at June 30, 2002 and 2001, respectively. Interest at June 30, 2002 and 2001 was 4.750% and 7.500%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

5. Notes payable

MPIC has unsecured notes payable at June 30, 2002, as follows:

	Total	Interest Rate
National Offering	$220,591	3.09 - 7.05
Special Offering	13,040,410	2.59 - 7.58
National A-1 Offering	2,947,040	2.59 - 7.50
International Offering	127,053	2.96 - 6.69
National Alpha Offering	12,840,413	2.59 - 6.25
	____________
	$29,175,507
	===========

Future maturities at June 30 are as follows:

	2002	2001
2001	-0-	$ 11,618,578
2002	20,271,938	6,173,255
2003	5,936,588	1,033,773
2004	1,130,598	154,017
2005	739,819	713,105
2006	518,114	530,337
2007	578,450	-0-
	____________	____________
	$ 29,175,507	$ 20,223,065
	===========	===========

6. Public offering

In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At June 30, 2002 and 2001, $-0- and $-0-, respectively, were outstanding.

7. National Offering

In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At June 30, 2002 and 2001, $220,591 and $775,518, respectively, were outstanding.

In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At June 30, 2002 and 2001, $2,947,040 and $9,755,973, respectively, were outstanding.

In July 2001, MPIC received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, MPIC registered $25,000,000 of the National Alpha notes. At June 30, 2002 $12,840,413 were outstanding.