Form 10QSB
period 2002-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2002-11-15
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-4028LA

MINISTRY PARTNERS INVESTMENT CORPORATION

(exact name of small business issuer as specified in charter)

California (State or other jurisdiction of incorporation or organization)	33-0489154 (I.R.S. Employer Identification Number)

955 West Imperial Highway, Brea, California, 92822

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

At September 30, 2002, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock.

Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):
YES	NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of September 30, 2002 and 2001, Statement of Operations for the nine months ended September 30, 2002 and 2001, and Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

During the nine months ended September 30, 2002, the Company incurred a net gain of $78,812 as compared to a net gain of $27,114 for the same nine months ended September 30, 2001, an increase in net income of $51,698. This increase is attributable primarily to an increase in notes receivable combined with an increase in the net interest income over the same period last year. Net interest income after provision for notes receivable losses increased to $492,181 an increase of $169,322 (or 52%) from $322,859 for the nine months ended September 30, 2001. This increases is attributable primarily to an increase in the Company's net interest margin. The Company's cost of funds (i.e., interest expense) during this period increased $46,835 or 5%; i.e., $968,847 for the nine month period ending September 30, 2002 as compared to $922,012 for the nine months ended September 30, 2001. This increase is attributable to an increase in notes payable. At September 30, 2002, the company had outstanding debt securities (notes payable) of $29,197,647, up from $22,047,034 at September 30, 2001, an increase of 32%.

The Company's operating expenses for the nine months ended September 30, 2002 increased to $332,656 from $277,710 for the same period ending September 30, 2001, an increase of 20%. This is attributable primarily to an increases in Salaries & Benefits, and Marketing & Promotion expenses for the company over the same period in 2001.

Liquidity and Capital Resources

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

Net increase in cash during the nine months ending September 30, 2002 was $711,898, compared to a net increase of $646,390 for the nine months ended September 30, 2001, an increase of $65,508. Net cash provided by operating activities totaled $90,814 for the nine months ended September 30, 2002, an increase in net cash provided by operating activities of $963,797 over $872,983 used by operating activities during the nine months ended September 30, 2001. This difference is attributable primarily to an increase in accounts payable over the same period in 2001.

Net cash used by investing activities totaled $5,629,529 during the nine months ended September 30, 2002, compared to $3,837,954 used during the nine months ended September 30, 2001, an increase in cash used of $1,791,575 or 47%. This increase is attributable to an increase in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the nine month period ending September 30, 2002 as compared to the same period in 2001.

Net cash provided by financing activities totaled $6,250,613 for this nine month period in 2002, an increase of $893,286, or 17%, from $5,357,327 provided by financing activities during the nine month period ending September 30, 2001. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) during the nine month period ending September 30, 2002 as compared to the same period in 2001.

At September 30, 2002, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $824,545, down from $853,878 at September 30, 2001, a decrease of $29,333.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's President, its principal executive officer, and the Company's Controller, its principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Item 6. Exhibits and Reports on Form 8-k

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2002 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

Principal Accounting Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended September 30, 2002 and 2001

BALANCE SHEETS

	September 30,
	2002	2001
ASSETS:
Cash - ECCU	$ 824,545	$ 853,878
Loan receivable	64,594	17,011
Notes receivable	29,724,649	22,458,619
Allowance for loan loss	(54,167)	(37,500)
Interest receivable	159,718	128,130
Prepaid offering expense	19,654	22,826
Prepaid expenses	7,954	7,644
Furniture, fixtures & equipment (net)	544	2,564
	____________	____________
Total assets	$ 30,747,491	$ 23,453,172
	===========	===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable	$ 9,068	$ 9,000
Salaries payable	5,836	4,930
Accrued expenses - ECCU	24,583	22,990
Line of credit - ECCU	-	-
Notes payable	29,197,647	22,047,034
Income taxes payable	55,101	9,320
	____________	____________
Total liabilities	29,292,235	22,093,274
	____________	____________
Stockholder's Equity:
Common stock, 125,000 shares, no par value	1,250,000	1,250,000
Retained earnings	205,256	109,898
	____________	____________
Total stockholder's equity	1,455,256	1,359,898
	____________	____________
Total liabilities and stockholder's equity	$ 30,747,491	$ 23,453,172
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Nine months ended September 30,
	2002	2001
Income:
Interest income:
Notes receivable and loan receivable	$ 1,471,505	$ 1,232,221
Interest-bearing accounts	3,690	20,150
	____________	____________
Total Interest Income	1,475,195	1,252,371
	____________	____________
Interest expense:
Line of credit	3,491	935
Notes payable	965,356	921,077
	____________	____________
Total interest Expense	968,847	922,012
	____________	____________
Net interest income	506,348	330,359
	____________	____________
Provision for notes receivable losses	(14,167)	(7,500)
	____________	____________
Net interest income after provision
for notes receivable losses	492,181	322,859
	____________	____________
Other Income	1,631	-
Operating expenses:
Salary and benefits	148,528	134,200
Marketing and promotion	61,444	26,655
Office operations	80,791	76,855
Legal and accounting	32,893	31,000
Ministry Support	9,000	9,000
	____________	____________
Total operating expenses	332,656	277,710
	____________	____________
Income before taxes	161,156	45,149
Provision for taxes	82,344	18,035
	____________	____________
Net income	78,812	27,114
Retained earnings, beginning	126,444	82,784
	____________	____________
Retained earnings, ending	$ 205,256	$ 109,898
	===========	===========
Earnings per share	0.63	0.22

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income Adjustments to reconcile net income to net cash provided by operation activities	$ 78,812	$ 27,114

Depreciation and amortization	650	2,048
Provision for notes receivable	14,167	7,500
Increase in accrued interest receivable	(32,714)	(11,164)
Increase in prepaid expense	(4,045)	(7,473)
Increase (decrease) in accounts payable	3,483	(900,328)
Increase in income taxes payable	30,461	9,320
	____________	____________
Net cash provided (used) by operating activities	90,814	(872,983)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loan receivable	406	13,644
Purchase of notes receivable	(22,444,231)	(9,643,194)
Principal payments received on notes receivable	16,814,296	5,792,599
Purchase of property and equipment	-	(1,003)
	____________	____________
Net cash used by investing activities	(5,629,529)	(3,837,954)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	3,394,000	500,000
Amounts paid on the LOC	(3,394,000)	(500,000)
Principal payments made on notes payable	(5,677,328)	(3,563,882)
Proceeds from borrowings on notes payable	11,927,941	8,671,209
Proceeds from sale of common stock	-	250,000
	____________	____________
Net cash provided by financing activities	6,250,613	5,357,327
	____________	____________
Net increase in cash and cash equivalents	711,898	646,390
Cash and cash equivalents at beginning	112,647	207,488
	____________	____________
Cash and cash equivalents at end	$ 824,545	$ 853,878
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001

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

2. Related party transactions

MPIC maintains all ,of its funds at the parent, ECCU. Total funds held with ECCU were $824,545 and $853,878 at September 30, 2002 and 2001, respectively. Interest earned on these funds were $3,690 and $20,150 for the nine months ended September 30, 2002 and 2001, respectively.

MPIC utilized physical facilities and other services of ECCU. A charge of $74,959 - 2002 and $68,534 - 2001 was made for these services which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

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

During 1997, 1998, 1999, 2000, 2001 and 2002, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 3.910% to 9.625%, yielding an average of 6.738%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $54,167 as of September 30, 2002. At September 30, 2001 the allowance for doubtful accounts was $37,500. The Company has not experienced a loan loss and, as of September 30, 2002 and 2001, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Line of credit - ECCU

MPIC has an unsecured $3,000,000 line of credit with ECCU, of which $-0- and $-0- was borrowed at September 30, 2002 and 2001, respectively. Interest at September 30, 2002 and 2001 was 4.750% and 6.750%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

5. Notes payable

MPIC has unsecured notes payable at September 30, 2002, as follows:

Total		Interest Rate
National Offering	$ 172,665	6.59 - 7.05
Special Offering	13,682,060	2.50 - 7.58
National A-1 Offering	2,660,260	2.50 - 7.50
International Offering	144,782	2.75 - 6.69
National Alpha Offering	12,537,880	2.46 - 6.25
	____________
	$ 29,197,647
	===========

Future maturities at September 30 are as follows:

	2002	2001
2001	-	$ 6,708,332
2002	$ 12,729,212	12,304,347
2003	12,802,659	1,453,948
2004	1,483,683	283,089
2005	962,390	721,276
2006	523,172	576,042
2007	696,531	-
	____________	____________
	$ 29,197,647	$ 22,047,034
	===========	===========

6. Public offering

In August 1994, MPIC received approval from the Department of Corporations of the State of California to offer $6,000,000 in unsecured notes payable, of which only $3,000,000 may be outstanding at any one time. At September 30, 2002 and 2001, $-0- and $-0-, respectively, were outstanding.

7. National Offering

In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At September 30, 2002 and 2001, $172,665 and $624,194, respectively, were outstanding.

In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At September 30, 2002 and 2001, $2,660,260 and $8,562,498, respectively, were outstanding.

In July 2001, MPIC received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, MPIC registered $25,000,000 of the National Alpha notes. At September 30, 2002 and 2001, $12,537,880 and $2,496,962, respectively, were outstanding.