Form 10KSB
period 2002-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2003-03-26
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-4028LA

MINISTRY PARTNERS INVESTMENT CORPORATION

(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0489154 (I.R.S. Employer Identification Number)

955 West Imperial Highway, Brea, California, 92822

(Address of principal executive offices)(Zip code)

(714) 671-5720

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x] Issuer's revenues for its most recent fiscal year: $1,989,580

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: None.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At December 31, 2002, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

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

PART I

Item 1. Description of Business

The Company:

The Company, Ministry Partners Investment Corporation, is a California corporation, formed in October, 1991. The Company was formed by ECCU, which owns all of the Company's outstanding common stock. See "BUSINESS OF THE COMPANY - ECCU and Its Relationship to the Company." The Company is a taxable organization under both federal and California state law. ECCU is a mutual benefit corporation and is exempt from both federal and California state income taxes but is subject to taxes on unrelated business income.

The Company was organized for the purpose of providing funds for real property secured loans for the benefit of Evangelical churches and church organizations through funding provided to the Company by members of and persons associated with such churches and organizations. In accordance with its mission, the Company seeks to provide higher than average yields to its investors in relation to the yields it realizes on its mortgage loan investments and its operating, general and administrative costs. The Company does not seek to maximize its profits from its lending activities. The Company's primary goal will be to continue to provide affordable secured loans to Evangelical churches and church organizations on a cost effective basis both for the Company and such borrowers.

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

The Company's investments are financed by the sale of investor notes and through ECCU's investment in the Company's common stock. The Company's mortgage loan investments are facilitated through a warehouse credit line from ECCU in the amount of $3,000,000. This credit line, which the Company intends to maintain indefinitely, is subject to ECCU's standard commercial loan requirements, including blanket liens on the Company's assets. ECCU has agreed to subordinate this loan to the payment of its Class A, Class A-1 and Class Alpha Notes. There is no assurance that ECCU will be able to continue to provide this credit line to the Company in the future.

The Company currently employs three full-time persons. ECCU provides the Company with certain services for which ECCU charges the Company on a current basis.

Reports:

The Company is not required to, and does not, deliver annual reports to its security holders.

The Company is required to file such reports with the Securities and Exchange Commission (the "Commission") as it may be required to file pursuant to the Exchange Act by reason of Section 15(d) thereof. The Company is not otherwise subject to the information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith does not otherwise file reports, proxy statements and other information with the Commission. Any reports, proxy statements and other information filed by the Company in accordance with the Exchange Act can be inspected and copied at the public reference facilities maintained by the Commission at Room 1204, Judiciary Plaza, 450 Fifth Street NW, Washington, DC 20549 and Suite 1400, 5670 Wilshire Boulevard, 11th Floor, Los Angeles, California 90036. Copies of such material can be obtained at prescribed rates from the public reference section of the Commission at 450 Fifth Street NW, Washington, DC 20549. Copies of such reports, proxy statements and other information concerning the company may also be obtained from the Commission's website at http://www.sec.gov.

Item 2. Description of Property

The Company's business offices are located at 955 West Imperial Highway, Brea, California 92822. The Company's telephone number is 800-753-6742.

The Company currently rents its offices (approximately 1200 square feet) from ECCU on a month-to-month basis for $2,160. ECCU provides the Company with certain services and the use of certain of its facilities for which ECCU charges the Company on a current basis. Presently, the amounts ECCU charges the Company in this regard are at the market rate for similar services and facilities charged by unrelated persons.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is not traded in any public market.

On February 25, 2003, the Company sold 200 shares of its Series A Preferred Stock to Telesis Community Credit Union, 9301 Winnetka Avenue, Chatsworth, CA 91311, at a cash price of $1,000 per share. The Company relied upon the exemption from Registration under Section 4(2) of the Securities Act of 1933 in making the sale.

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

Management intends to continue the Company's current liquidity plan which relies primarily on funds from operations, cash reserves and borrowings under the ECCU Credit Line to pay interest and principal on its debt securities on a timely basis. In addition, the Company has from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short term liquidity, in each case ECCU agreed to do so. However, ECCU is under no obligation to continue this practice. Historically, the Company has experienced significant rates of reinvestment or renewal by its debt security investors upon maturity of their investments. These sources may not continue to provide sufficient liquidity in the event the Company does not experience comparable reinvestment rates on the notes. Even so, management believes that the Company can realize sufficient funds from its ECCU Credit Line and/or the sale or hypothecation of its mortgage loan investments, should additional funds be necessary to repay the Company's debt securities as they mature. Management bases this belief on the size and quality of the Company's mortgage loan investments, the availability of purchasers of those assets on a timely basis and a historic price (at or near par) paid for secured loans comparable to the Company's mortgage loan investments.

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

Results of Operations

Twelve Months Ended December 31, 2002 vs. Twelve Months Ended December 31, 2001

During the twelve months ended December 31, 2002, the Company had net income of $104,277 as compared to net income of $43,660 for the same twelve months ended December 31, 2001, an increase in net income of $60,617. Interest income, net, for the period, was $698,929, an increase of 48% from $473,370 for the twelve months ended December 31, 2001. The Company's cost of funds (i.e., interest expense) during this period increased $60,632 (or 5%) to $1,290,651 for the twelve-month period ending December 31, 2002 as compared to $1,230,019 for the twelve months ended December 31, 2001. The increase are attributable to growth in both the Company's debt securities (i.e., notes payable) and notes receivable portfolios, as well as an increase in the net interest margin over the same period in 2001. At December 31, 2002, the company had outstanding debt securities (notes payable) of $30,248,223, up from $22,947,034 at December 31, 2001, an increase of 32%.

The Company's operating expenses for the twelve months ended December 31, 2002 increased to $471,816 from $383,470 for the same period ending December 31, 2001, an increase of 23%. This is attributable to increases in Salaries and Benefits, and increases in Marketing and Promotions for the company over the same period in 2001.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2002 vs. Twelve Months Ended December 31, 2001

Net increase in cash during the twelve months ended December 31, 2002 was $82,178, compared to a net decrease of $94,841 for the twelve months ended December 31, 2001. This increase of $177,019 was due to increases in both net cash provided by operating activities and investing activities. Net cash provided by operating activities totaled $151,333 for the twelve months ended December 31, 2002; an increase of $981,462 from $830,129 used by operating activities during the twelve months ended December 31, 2001.

Net cash used by investing activities totaled $7,370,344 during the twelve months ended December 31, 2002, compared to $5,522,039 used during the twelve months ended December 31, 2001, an increase in cash used of $1,848,305. This difference is primarily attributable to an increase in cash used by net notes receivable (the difference between purchases of notes receivable and principal payments received on notes receivable) during the twelve months ended December 31, 2002 as compared to the same period in 2001.

Net cash provided by financing activities totaled $7,301,189 for this twelve-month period in 2002, an increase of $1,043,862 from $6,257,327 provided by financing activities during the twelve months ended December 31, 2001. This difference is primarily attributable to an increase in cash provided by net borrowings on notes payable (the difference between principal payments made one notes payable and proceeds from borrowings on notes payable) as compared to the same period in 2001.

At December 31, 2002, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $194,825, up from $112,647 at December 31, 2001, an increase of $82,178.

Item 7. Financial Statements

The Balance Sheets, Statements of Income and Retained Earnings and Statements of Cash Flows for the twelve months ended December 31, 2002 and 2001 of Registrant (the "Company") are included following the Independent Auditor's Report below.

Item 8. Changes In and disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act Set forth below are the Directors and Executive officers of the Company:

Name:	Age	Position Held:
Mark G. Holbrook	53	Chairman of the Board, Chief Executive Officer
Stephen A. Ballas	53	President
Mark A. Johnson	45	Vice Chairman of the Board, Chief Financial Officer, Treasurer, Director
Van C. Elliott*	67	Director
Arthur G. Black*	64	Director
Scott T. Vandeventer	46	Director

* Denotes Independent Director

The following is a summary of the business experience of the officers and directors of the Company during the past five years.

MARK G. HOLBROOK has served as our chairman since our inception. Mr. Holbrook also serves as president and chief executive officer of ECCU. He began his career with ECCU in 1975 and has served as its president since 1984. ECCU currently has assets under management of over $500 million and more than 13,000 members in 50 states and 100 foreign countries. Mr. Holbrook has served as Board Chairman of Christian Management Association. He received his Bachelor of Arts degree from Biola University in 1973 and has completed post-graduate studies at Chapman College.

STEPHEN A. BALLAS has served as our president since May 1, 2000. Prior to joining the Company, Mr. Ballas was employed by and/or served as a consultant to manufacturing companies, software start-ups, and medical equipment companies. Mr. Ballas was a partner in and President of The Loan Connection and served as executive officer of operations of Founders Financial and Vice President of Meracor Mortgage. Mr. Ballas has extensive experience in real estate development, mortgage lending and marketing, including service as President of a mortgage origination company from 1990 to 1993.

MARK A. JOHNSON has served as chief financial officer, treasurer, and a director since our inception. Mr. Johnson also serves as executive vice president of ECCU, a position he has held since June, 1993. Prior to joining ECCU, Mr. Johnson served as vice president of a multi-company commercial warehousing/distribution organization and for six years served as president and chief executive officer of a subsidiary of that company. Prior to that, Mr. Johnson served as vice president/branch manager of a Southern California independent bank. Mr. Johnson has a Bachelor of Science degree in Business Administration from Biola University.

VAN C. ELLIOTT has served as a director since 1994. He has served as director for ECCU since 1990. Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994 where he was responsible for the general administrative oversight of the association's activities. Since that time, he has been self-employed as a consultant, and is Vice President of Business Services for Dynamic Church Planting International. He received his Bachelor's and Master's degrees in mathematics and speech from Purdue University and spent seven years in the computer industry. Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the areas of Christian education and administration. He has completed post-graduate instruction at the College for Financial Planning. Mr. Elliott is a member of the Institute of Certified Financial Planners, Christian Estate Planners of California, Christian Management Association, and holds the professional designation of Certified Financial Planner.

ARTHUR G. BLACK has served as a director since 1997. Mr. Black is currently Director of Ministry Support for Ambassador Advertising Agency. Prior to joining that firm in 1998, he had served as a ministry development officer at ECCU. Mr. Black was previously executive vice president of Truth For Life (1994-1996), a nationally-syndicated radio Bible teaching ministry. He held similar positions with the Biola Hour (1981-1991) and Solid Rock Radio (1991-1993), and he served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. Mr. Black has been in Christian ministry management since 1974. Prior to that, he held several corporate sales and marketing management positions and six years as owner/President of two consumer product/service companies. He is a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors. Mr. Black was elected to the Board of Directors to replace the seat previously held by Paul A. Kienel.

SCOTT T. VANDEVENTER has served as a director since 1992. Mr. Vandeventer has been employed by ECCU since 1988 and is currently executive vice president and chief operating officer of ECCU. Prior to that time, Mr. Vandeventer provided consulting services to ECCU and others through AM Business Communications, Inc., a marketing communication company he has managed since he founded the company in 1980. Mr. Vandeventer is also currently associated with NYE Partners, a business consulting firm whose clients may include firms doing business with us and/or ECCU. Mr. Vandeventer received his Bachelors Degree from Biola University and has completed graduate work in finance and marketing at California State University Fullerton School of Business Administration.

The Company has no class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 10. Executive Compensation

Except for Mr. Ballas, none of the Company's officers or directors currently receives compensation from the Company. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on behalf of the Company.

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company during its fiscal year ended December 31, 2002, its fiscal year ended December 31, 2001 and its fiscal year ended December 31, 2000 by its Chief Executive Officer, and President. Mr. Ballas was appointed President of the Company by the Board of Directors effective May 1, 2000. Mr. Ballas replaced interim President and Board Member Van C. Elliot, whom succeeded Mr. Garmo on January 3, 2000.

Except for Mr. Ballas, none of the Company's executive officers (the named Executive Officers) had total salary, plus bonus, exceeding $100,000 during this period.

Option/Warrant Grants in Current Fiscal Year:

No options, warrants or other rights to purchase securities of the Company have been issued.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year Ended	Salary(s)	Bonus (2)	Other Annual Compensation (3)	All Other Compensation (4)
Mark G. Holbrook, Chairman, Chief Executive Officer	2002	(1)	-0-	-0-	-0-
	2001	(1)	-0-	-0-	-0-
	2000	(1)	-0-	-0-	-0-

Stephen A. Ballas, President	2002	$ 86,100	$ 14,300	$ 4,800	$ 8,856
	2001	$ 78,923	$ 8,770	$ 4,800	$ 8,505
	2000	$ 49,465	$ 5,452	$ 3,139	$ 3,034

(1) Mr. Holbrook is a full-time employee of ECCU. Since December 1, 1994, the commencement date of hiring Mr. Garmo as president of the Company, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer and director of the Company. The Company reimburses ECCU for that portion of Mr. Holbrook's time devoted to service to the Company as an officer (but not director). Mr. Holbrook currently devotes less than 1% of his time serving the Company as an officer.

(2) An aggregate bonus amount of $14,300 was paid to Mr. Ballas for the Fiscal year 2002.

(3) Includes an automobile allowance of $4,800 for the fiscal year 2002, paid by the Company for the benefit of Mr. Ballas.

(4) The company contributed an aggregate amount of $6,365 for Mr. Ballas' Retirement plan, $2,093 for medical benefits and $398 for life and disability insurance.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The Company has 125,000 shares of its common stock outstanding, all of which shares are owned by Evangelical Christian Credit Union, 955 West Imperial Highway, Brea, California 92821. The Company has 200 shares of its preferred stock outstanding, all of which are owned by Telesis Community Credit Union, 9301 Winnetka Avenue, Chatsworth, CA 91311. None of the Company's officers or directors beneficially owns any of the outstanding shares. The Company does not have outstanding any options, warrants or convertible securities. There are no other rights to purchase equity securities other than as disclosed.

The Company has not authorized the issuance of any of its securities under an equity compensation plan.

Item 12. Certain Relationships and Related Transactions

As described elsewhere in this Memorandum, ECCU is our sole shareholder. Since our inception, ECCU has provided us with a line of credit which, under its March 28, 2002 loan agreement, is currently a $3.0 million revolving credit line loan. The terms and conditions of this credit line, including the interest rates charged thereon, are the same as those charged by ECCU to its other commercial borrowers. Pursuant to the Subordination Agreement, ECCU has agreed to subordinate repayment of its loans to us to certain classes of our debt securities. There is no assurance that in the future ECCU will not modify, reduce or terminate this credit line.

During the years ended December 31, 2002 and 2001, respectively, we purchased participation loans totaling $30,809,066 and $18,654,716 from ECCU. We recognized interest income on notes receivable from ECCU of $1,977,919 and $1,677,089 during the years ended December 31, 2002 and 2001, respectively.

We pay support charges for management services and rent to ECCU on a month-to-month basis. For the years ended December 31, 2002 and 2001, respectively, charges of $79,380 and $75,600 were paid for these services. The periodic charges are based on the fair market value of services provided. We also reimbursed ECCU $195,022 and $181,580, for the salaries and benefits of employees we used during the years ended December 31, 2002 and 2001.

Item 13. Exhibits and Reports on Form 8-K

Exhibits:

27 Financial Data Schedule (included)

Reports on Form 8-K:

None

Item 14. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Item 15. (Reserved)

Item 16. Principal Accountant Fees and Services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2003 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas
Stephen A. Ballas,
President

By: /s/ Stephen A. Ballas
Stephen A. Ballas
Principal Accounting Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Ministry Partners Investment Corporation

We have audited the accompanying balance sheets of Ministry Partners Investment Corporation as of December 31, 2002 and 2001, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ TURNER, WARREN, HWANG & CONRAD

TURNER, WARREN, HWANG & CONRAD

ACCOUNTANCY CORPORATION

January 21, 2003

MINISTRY PARTNERS INVESTMENT CORPORATION

BALANCE SHEETS

DECEMBER 31
	2002	2001
ASSETS	___________	___________
Current Assets
Cash	$194,825	$112,647
Notes receivable, net of allowance for losses of $60,000 and $20,000	10,391,521	3,622,215
Loan receivable	689	646
Interest receivable	148,506	127,004
Prepaid expenses	29,210	23,563
	___________	___________
Total Current Assets	10,764,751	3,886,075
	___________	___________
Other Assets
Notes receivable	21,014,121	20,432,499
Loan receivable	63,726	64,354
Property and equipment, net of accumulated depreciation of $7,440 and $4,078	454	1,194
	___________	___________
Total Other Assets	21,078,301	20,498,047
	___________	___________
Total Assets	$31,843,052	$24,384,122
	==========	==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$45,954	$36,004
Notes payable - current portion	$25,052,971	$19,594,212
Income taxes payable	68,154	24,640
	___________	___________
Total Current Liabilities	25,167,079	19,654,856
	___________	___________
Long-term Liabilities
Notes payable	30,248,223	22,947,034
Less current portion	(25,052,971)	(19,594,212)
	___________	___________
Total Long-term Liabilities	5,195,252	3,352,822
	___________	___________
Commitments and contingent liabilities	-	-
Stockholder's Equity
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	230,721	126,444
	___________	___________
Total Stockholder's Equity	1,480,721	1,376,444
	___________	___________
Total Liabilities and Stockholder's Equity	$31,843,052	$24,384,122
	==========	==========

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE YEARS END DECEMBER 31
	2002	2001
INTEREST INCOME	___________	___________
Notes receivable and loan receivable	$1,984,147	$1,679,498
Interest-bearing accounts	5,433	23,891
	___________	___________
Total Interest Income	1,989,580	1,703,389
	___________	___________
INTEREST EXPENSE
Line of credit	5,712	935
Notes payable	1,284,939	1,229,084
	___________	___________
Total Interest Expense	1,290,651	1,230,019
	___________	___________
NET INTEREST INCOME	698,929	473,370
	___________	___________
PROVISION FOR NOTES RECEIVABLE LOSSES	20,000	10,000
	___________	___________
NET INTEREST INCOME AFTER PROVISION FOR NOTES RECEIVABLE LOSSES	678,929	463,370
	___________	___________
OTHER INCOME	1,631	-

OPERATING EXPENSES
Salaries and benefits	212,522	181,580
Marketing and promotion	87,540	44,807
Office occupancy	23,344	16,303
Office operations	95,186	92,108
Legal and accounting	41,224	36,672
Ministry support	12,000	12,000
	___________	___________
Total Operating Expenses	471,816	383,470
	___________	___________
INCOME BEFORE PROVISION FOR INCOME TAXES	208,744	79,900
Provision for income taxes	104,467	36,240
	___________	___________
NET INCOME	104,277	43,660
RETAINED EARNINGS, BEGINNING	126,444	82,784
	___________	___________
RETAINED EARNINGS, ENDING	$230,721	$126,444
	==========	==========

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS END DECEMBER 31
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES	___________	___________
Net income	$104,277	$43,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	740	3,419
Provision for notes receivable losses	20,000	10,000
Increase in accrued interest receivable	(21,502)	(10,038)
Decrease in prepaid income taxes	-	12,004
Increase in prepaid expenses	(5,646)	(12,570)
Increase (decrease) in accounts payable	9,950	(901,244)
Increase in income taxes payable	43,514	24,640
	___________	___________
Net cash provided (used) by operating activities	151,333	(830,129)
	___________	___________
CASH FLOWS FROM INVESTING ACTIVITIES
Loan made	-	(65,000)
Principal payments received on loan receivable	585	30,655
Purchases of notes receivable	(30,809,066)	(18,654,716)
Proceeds from sales and maturities and principal payments received on notes receivable	23,438,137	13,168,026
Purchases of property and equipment	-	(1,004)
	___________	___________
Net cash used by investing activities	(7,370,344)	(5,522,039)
	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on line of credit	4,755,000	500,000
Amounts paid on line of credit	(4,755,000)	(500,000)
Principal payments made on notes payable	(9,136,375)	(4,016,467)
Proceeds from borrowings on notes payable	16,437,564	10,023,794
Proceeds from sale of common stock	-	250,000
	___________	___________
Net cash provided by financing activities	7,301,189	6,257,327
	___________	___________
Net increase (decrease) in cash and cash equivalents	82,178	(94,841)
Cash and cash equivalents at beginning of year	112,647	207,488
	___________	___________
Cash and cash equivalents at end of year	$194,825	$112,647
	==========	==========

 The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS END DECEMBER 31

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,290,651	$1,230,019
Income taxes paid	36,280	11,600

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Ministry Partners Investment Corporation was incorporated in California in 1991 and is a subsidiary of Evangelical Christian Credit Union (ECCU). The Company provides funds for real property secured loans for the benefit of Evangelical churches and church organizations through funding provided by members of and persons associated with such churches and organizations. The Company's offices, as well as those of its loan origination source, ECCU, are located in the state of California and substantially all of the business and operations of the Company are currently conducted in California and its mortgage loan investments are concentrated in California.

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

Reclassifications: Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company maintains all its funds at the parent, ECCU. Total funds held with ECCU at December 31, 2002 and 2001 were $194,825 and $112,647, respectively. Interest earned on these funds for the years ended December 31, 2002 and 2001 were $5,433 and $23,891, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company, as part of its investment strategy, purchases an interest in participation loans offered for sale by ECCU. The Company purchased participation loans totaling $30,809,066 and $18,654,716 from ECCU and received no fee income from ECCU during the years ended December 31, 2002 and 2001, respectively. The Company recognized interest income on notes receivable from ECCU of $1,977,919 and $1,677,089 during the years ended December 31, 2002 and 2001, respectively.

The Company pays support charges for management services and rent to ECCU on a month-to-month basis. Charges of $79,380 and $75,600 were paid for these services for the years ended December 31, 2002 and 2001, respectively. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

The Company reimburses ECCU for salaries and benefits of employees. The amounts reimbursed for the years ended December 31, 2002 and 2001 were $195,022 and $181,580, respectively.

The Company had $34,338 and $26,575 due to ECCU at December 31, 2002 and 2001, respectively.

NOTE 3 - NOTES RECEIVABLE

The notes receivable are backed by loan participation agreements secured by loans originated by ECCU to various churches and related organizations to finance facilities. Loan maturities extend through 2008. The notes earn interest at rates between 3.53% and 9.63%, with a weighted average yield of 6.5%.

The Company maintains allowance for notes receivable losses of $60,000. The Company has no experience of loan loss and, as of December 31, 2002, none of the loans are impaired. Management believes all of the notes are adequately secured and the allowance is adequately maintained.

NOTE 4 - LINE OF CREDIT

The Company has an unsecured $3,000,000 line of credit with ECCU that expires March 31, 2003. There were no outstanding borrowings as of December 31, 2002 and 2001. The interest rate at December 31, 2002 was 4.75%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal. Interest of $5,712 and $935 was paid to ECCU during the years ended December 31, 2002 and 2001, respectively.

NOTE 5 - NOTES PAYABLE

A summary of unsecured promissory notes payable at December 31 is as follows:

	2002	2001	Interest Rate at December 31, 2002
	_____________	____________	_______________
Public Offering Notes - Class A	$163,743	$463,105	6.69% - 7.05%
Public Offering Notes - Class A-1	2,278,827	6,012,281	2.50% - 7.50%
Public Offering Notes - Alpha Class	13,994,106	5,770,599	2.14% - 6.25%
Special Offering Notes	13,682,766	10,567,712	2.50% - 7.58%
International Notes	128,781	133,337	2.75% - 5.00%
	_____________	____________
	$30,248,223	$22,947,034
	===========	===========

Notes payable are substantially to members of ECCU.

The following are maturities of notes payable for each of the next five years:

Year Ending December 31,
_____________
2003	$25,096,821
2004	1,669,211
2005	1,953,116
2006	528,357
2007	1,000,718
___________
$30,248,223
==========

The Class A, Class A-1 and Alpha Class Notes contain covenants pertaining to limitation on restricted payment, maintenance of a tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness. All three classes require that the company maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $2,000,000. The Company is not allowed to issue any Class A-1 and Alpha Class Notes if, after giving effect to such issuance, the Class A-1 and Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $10,000,000 and $20,000,000, respectively. The Company's other indebtedness, as defined in the Loan and Standby Agreement, is not to exceed $500,000 outstanding at any time while any Class A Note is outstanding and $750,000 outstanding at any time while any Class A-1 or Alpha Class Note is outstanding. The Company was in compliance with these covenants as of December 31, 2002.

NOTE 6 - PUBLIC OFFERING

The Company filed a registration statement with the U.S. Securities and Exchange Commission (SEC) and received approval in October 1996 to offer $5,000,000 of Class A unsecured promissory notes to the public. Class A Notes totaling $163,743 and $463,105 were outstanding at December 31, 2002 and 2001, respectively.

In December 1997, the Company received approval from the SEC to offer $25,000,000 of Class A-1 unsecured promissory notes nationwide. In December 1997, the Company registered $15,000,000 of the Class A-1 Notes. By November 29, 1999, $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30, 1999, the Company registered another $12,500,000 of the Class A-1 Notes. Class A-1 Notes totaling $2,278,827 and $6,012,281 were outstanding at December 31, 2002 and 2001, respectively.

In July 2001, the Company received approval from the SEC to offer $50,000,000 of Alpha Class unsecured promissory notes nationwide. In July 2001, the Company registered $25,000,000 of the Alpha Class Notes. Alpha Class Notes totaling $13,994,106 and $5,770,599 were outstanding at December 31, 2002 and 2001, respectively.

NOTE 7 - INCOME TAXES

Federal income and state franchise taxes for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
	_________	_________
Federal income taxes	$77,063	$24,357
State franchise taxes	27,404	11,883
	_________	_________
Tax expense	$104,467	$36,240
	========	========

NOTE 8 - CONCENTRATION OF CREDIT RISK

At December 31, 2002 and 2001, the Company had cash and certificates of deposit at its parent that are not insured. The aggregate uninsured amount was $194,825 and $112,647, respectively.

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

	Carrying Amount	Fair Value
	__________	__________
Financial assets:
Cash and cash equivalents	$194,825	$194,825
Notes and loan receivable, net of allowance for losses	31,470,057	31,991,000
Financial liabilities:
Notes payable	30,248,223	30,370,000

NOTE 10 - PENSION PLAN

Employees of the company participate in ECCU's defined benefit contribution pension plan that includes two components: a 401(k) plan and a profit-sharing plan.

401(k):

Employees are eligible upon hire date, no minimum service is required and the minimum age is twenty-one. Each employee may elect voluntary contributions not to exceed 15% of salary. The plan has a matching program, the percent of which is annually determined by the board of directors. Contributions for the plan year ended December 31, 2002 were $5,577.

Profit-sharing:

The profit-sharing plan is for all employees who, at the end of the calendar year, are at least twenty-one years old, still employed, and have at least 1,000 hours of service during the latest accrual period. The amount annually contributed on behalf of each qualified employee is determined by the board of directors, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the credit union's annual contribution. Contributions for the plan year ended December 31, 2002 were $5,007.