Form 10QSB
period 2003-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2003-05-12
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-4028LA

MINISTRY PARTNERS INVESTMENT CORPORATION

(exact name of small business issuer as specified in charter)

California (State or other jurisdiction of incorporation or organization)	33-0489154 (I.R.S. Employer Identification Number)

955 West Imperial Highway, Brea, California, 92821

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

At March 31, 2003, registrant had issued and outstanding 200 shares of its Series A preferred stock. No market value exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $200,000.

At March 31, 2003, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the common stock.

Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):
YES	NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of March 31, 2003 and 2002, Statement of Operations for the three months ended March 31, 2003 and 2002, and Statements of Cash Flows for the three months ended March 31, 2003 and 2002 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the three months ended March 31, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

During the three months ended March 31, 2003, the Company had net income of $14,639 as compared to net income of $31,700 for the same three months ended March 31, 2002, a decrease in net income of $17,061. This decrease is attributable primarily to an increase in salary and benefit expenses over the same period last year. Net interest income after provision for notes receivable losses increased to $185,535 an increase of $32,370 (or 21%) from $153,165 for the three months ended March 31, 2003. This increase is attributable to an increase in the Company's notes receivable. The Company's cost of funds (i.e., interest expense) during this period increased $48,161 or 16%; i.e., $355,336 for the three-month period ending March 31, 2003 as compared to $307,175 for the three months ended March 31, 2002. This increase is attributable to an increase in notes payable. At March 31, 2003, the company had outstanding debt securities (i.e., notes payable) of $39,120,290, up from $25,847,754 at March 31, 2002, an increase of 51%.

The Company's operating expenses for the three months ended March 31, 2003 increased to $154,283 from $108,155 for the same period ending March 31, 2002, an increase of 43%. This increase is attributable to increases in marketing expenses, and salary & benefit expenses for the company over the same period in 2002.

Liquidity and Capital Resources

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

Net increase in cash during the three months ending March 31, 2003 was $597,733, compared to a net increase of $207,396 for the three months ended March 31, 2002, an increase of $390,337. Net cash used by operating activities totaled $55,506 for the three months ended March 31, 2003, an increase in net cash used by operating activities of $37,888 over $17,618 used by operating activities during the three months ended March 31, 2002. This difference is attributable primarily to a decrease in income taxes payable over the same period in 2002.

Net cash used by investing activities totaled $8,418,828 during the three months ended March 31, 2003, compared to $2,675,706 used during the three months ended March 31, 2002, an increase in cash used of $5,743,122 or 215%. This increase is attributable to an increase in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the three month period ending March 31, 2003 as compared to the same period in 2002.

Net cash provided by financing activities totaled $9,072,067 for this three month period in 2003, an increase of $6,171,347, or 213%, from $2,900,720 provided by financing activities during the three month period ending March 31, 2002. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) during the three month period ending March 31, 2003 as compared to the same period in 2002.

At March 31, 2003, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $792,558, up from $320,043 at March 31, 2002, an increase of $472,515.

During the three months ending March 31, 2003, the Company issued 200 shares of preferred stock for a total consideration of $200,000. The shares were issued to a Credit Union.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Report, there is no material litigation, threatened or pending, against the Company. The Company's management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving the Company.

Item 2. Changes in Securities

Registrant issued 200 shares of preferred stock at a total price of $100 a share to a Credit Union.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-k

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2003 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Richard A. Moraga

Richard A. Moraga,

Principal Financial Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended March 31, 2003 and 2002

BALANCE SHEETS

	March 31,
	2003	2002
ASSETS:
Cash - ECCU	$792,558	$320,043
Loan receivable	64,250	64,980
Notes receivable	39,884,635	26,770,440
Allowance for loan loss	(65,000)	(42,500)
Interest receivable	172,000	161,744
Prepaid offering expense	11,191	14,160
Prepaid expenses	14,925	12,645
Furniture, fixtures & equipment (net)	361	858
	____________	____________
Total assets	$40,874,920	$27,302,370
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$3,051	$3,046
Salaries payable	8,627	5,306
Accrued PTO Benefits	4,191	-
Accrued expenses - ECCU	26,821	24,843
Line of credit - ECCU	-	-
Notes payable	39,120,290	25,847,754
Income taxes payable	16,580	13,277
	____________	____________
Total liabilities	39,179,560	25,894,226
	____________	____________
Stockholders' Equity:
Preferred stock, 5,000 shares authorized; 200 shares issued and outstanding, no par value	200,000	-
Common stock, 10,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	245,360	158,144
	____________	____________
Total stockholder's equity	1,695,360	1,408,144
	____________	____________
Total liabilities and stockholder's equity	$40,874,920	$27,302,370
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three months ended March 31,
	2003	2002
Income:
Interest income:
Notes receivable and loan receivable	$545,052	$461,499
Interest-bearing accounts	819	1,341
	____________	____________
Total Interest Income	545,871	462,840
	____________	____________
Interest expense:
Line of credit	962	122
Notes payable	354,374	307,053
	____________	____________
Total interest Expense	355,336	307,175
	____________	____________
Net interest income	190,535	155,665
	____________	____________
Provision for notes receivable losses	5,000	2,500
	____________	____________
Net interest income after provision
for notes receivable losses	185,535	153,165
	____________	____________
Operating expenses:
Salary and benefits	74,766	48,964
Marketing and promotion	22,365	14,810
Office operations	30,402	24,843
Legal and accounting	23,750	16,538
Ministry Support	3,000	3,000
	____________	____________
Total operating expenses	154,283	108,155
	____________	____________
Income before taxes	31,252	45,010
Provision for taxes	16,613	13,310
	____________	____________
Net income	14,639	31,700
Retained earnings, beginning	230,721	126,444
	____________	____________
Retained earnings, ending	$ 245,360	$ 158,144
	===========	===========
Earnings per share	0.12	0.25

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income Adjustments to reconcile net income to net cash provided by operation activities	$14,639	$31,700

Depreciation and amortization	93	336
Provision for notes receivable	5,000	2,500
Increase in accrued interest receivable	(23,494)	(34,740)
Decrease (increase) in prepaid expense	3,094	(3,242)
Decrease in accounts payable	(3,264)	(2,809)
Decrease in income taxes payable	(51,574)	(11,363)
	____________	____________
Net cash used by operating activities	(55,506)	(17,618)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loan receivable	165	20
Purchase of notes receivable	(15,040,831)	(4,753,990)
Principal payments received on notes receivable	6,202,267	2,078,264
Proceeds from sale of note receivable	419,571	-
	____________	____________
Net cash used by investing activities	(8,418,828)	(2,675,706)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	1,047,000	900,000
Amounts paid on the LOC	(1,047,000)	(900,000)
Principal payments made on notes payable	(2,831,823)	(887,234)
Proceeds from borrowings on notes payable	11,703,890	3,787,954
Proceeds from sale of preferred stock	200,000	-
	____________	____________
Net cash provided by financing activities	9,072,067	2,900,720
	____________	____________
Net increase in cash and cash equivalents	597,733	207,396
Cash and cash equivalents at beginning	194,825	112,647
	____________	____________
Cash and cash equivalents at end	$792,558	$320,043
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

1. Summary of Significant accounting policies

Nature of Business

Ministry Partners Investment Corporation (MPIC) was incorporated in California in 1991 and is a subsidiary of Evangelical Christian Credit Union (ECCU). The Company provides funds for real property secured loans for the benefit of Evangelical churches and church organizations through funding provided by members of and persons associated with such churches and organizations. The Company's offices, as well as those of its loan origination source, ECCU, are located in the state of California and substantially all of the business and operations of the Company are currently conducted in California and the majority of its mortgage loan investments are in California.

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

2. Related party transactions

MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $792,558 and $320,043 at March 31, 2003 and 2002, respectively. Interest earned on these funds were $819 and $1,341 for the three months ended March 31, 2003 and 2002, respectively.

MPIC utilized physical facilities and other services of ECCU. A charge of $27,628 - 2003 and $3,350 - 2002 was made for these services which are included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

Notes payable are substantially to members of ECCU.

As a part of the Company's liquidity management, the Company has from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity, in each case ECCU agreed to do so. However, ECCU is under no obligation to continue this practice. During the three-month period ended March 31, 2003, one loan was sold back to ECCU in the amount of $419,571.

3. Notes receivable

In March 1992, MPIC purchased a pool of first trust deed seasoned loans from ECCU for the then outstanding balance. Loan maturities extend through 2002, although the majority were due in 1995 and 1996 Interest rates range from 7.025% to 11.50%, yielding an average of 9.138%. The loans were made to churches in Southern California and are the collateral for certain notes payable. This pool of first trust deed notes was retired in early 1996.

From 1997 to present, MPIC participates in church loans made by ECCU. Interest is at variable rates of interest; ranging from 3.430% to 9.625%, yielding a weighted average of 5.967%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $65,000 as of March 31, 2003. At March 31, 2002 the allowance for doubtful accounts was $42,500. The Company has not experienced a loan loss and, as of March 31, 2003 and 2002, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Line of credit - ECCU

MPIC has an unsecured $3,000,000 line of credit with ECCU, of which $-0- and $-0- was borrowed at March 31, 2003 and 2002, respectively. Interest at March 31, 2003 and 2002 was 4.250% and 4.750%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

5. Notes payable

MPIC has unsecured notes payable at March 31, 2003, as follows:

	Total	Interest Rate
Special Offering	20,418,379	2.23 - 7.58
National A-1 Offering	2,025,380	2.50 - 7.50
International Offering	154,349	3.19 - 6.69
National Alpha Offering	16,522,182	1.86 - 6.25
	____________
	$39,120,290
	===========

Future maturities at March 31 are as follows:

	2003	2002
2002	-0-	$19,268,570
2003	$26,175,077	4,366,668
2004	6,895,013	534,932
2005	3,268,096	735,309
2006	533,447	694,128
2007	992,211	248,147
2008	1,256,446	-0-

	____________	____________
	$39,120,290	$25,847,754
	===========	===========

6. National Offering

In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At March 31, 2003 and 2002, $-0- and $440,351, respectively, were outstanding.

In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At March 31, 2003 and 2002, $2,025,380 and $4,089,622, respectively, were outstanding.

In July 2001, MPIC received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, MPIC registered $25,000,000 of the National Alpha notes. At March 31, 2003 and 2002, $16,522,182 and $9,645,134, respectively, were outstanding.