Form 10QSB
period 2003-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2003-08-08
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At June 30, 2003, registrant had issued and outstanding 200 shares of its no par value preferred stock. No market exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $200,000.

At June 30, 2003, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market value exists for the common stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):
YES	NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of June 30, 2003 and 2002, Statement of Operations for the six months ended June 30, 2003 and 2002, and Statements of Cash Flows for the six months ended June 30, 2003 and 2002 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

During the six months ended June 30, 2003, the Company had net income of $35,124 as compared to net income of $45,437 for the same six months ended June 30, 2002, a decrease in net income of $10,313. This decrease is attributable primarily to an increase in operating expenses over the same period last year. Net interest income after provision for notes receivable losses increased to $367,832 an increase of $54,505 (or 17%) from $313,327 for the six months ended June 30, 2002. This increase is attributable primarily to an increase in notes receivable combined with an increase in the net interest income over the same period last year. The Company's cost of funds (i.e., interest expense) during this period increased $130,132 or 20%; i.e., $769,589 for the six month period ending June 30, 2003 as compared to $639,457 for the six months ended June 30, 2002. This increase is attributable to an increase in Notes payable. At June 30, 2003, the company had outstanding debt securities (notes payable) of $42,238,601, up from $29,175,507 at June 30, 2002, an increase of 45%.

The Company's operating expenses for the six months ended June 30, 2003 increased to $286,837 from $223,318 for the same period ending June 30, 2002, an increase of 28%. This is attributable primarily to an increase in legal and accounting expenses as well as salary and benefit expenses for the company over the same period in 2002.

Liquidity and Capital Resources

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Net increase in cash during the six months ending June 30, 2003 was $2,253,081, compared to a net increase of $345,922 for the six months ended June 30, 2002, an increase of $1,907,159. Net cash used by operating activities totaled $33,404 for the six months ended June 30, 2003, a decrease in net cash provided by operating activities of $69,431 over $36,027 provided by operating activities during the six months ended June 30, 2002. This difference is attributable primarily to an decrease in income taxes payable over the same period in 2002.

Net cash used by investing activities totaled $9,903,893 during the six months ended June 30, 2003, compared to $5,918,578 used during the six months ended June 30, 2002, an increase in cash used of $3,985,315 or 67%. This increase is attributable to an increase in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the six month period ending June 30, 2003 as compared to the same period in 2002.

Net cash provided by financing activities totaled $12,190,378 for this six month period in 2003, an increase of $5,961,905, or 96%, from $6,228,473 provided by financing activities during the six month period ending June 30, 2002. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) combined with an increase in proceeds from the sale of preferred stock during the six month period ending June 30, 2003 as compared to the same period in 2002.

At June 30, 2003, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $2,447,906, up from $458,569 at June 30, 2002, an increase of $1,989,337.

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

Dated: August 8, 2003 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Richard A. Moraga

Richard A. Moraga,

Principal Financial Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended June 30, 2003 and 2002

BALANCE SHEETS

	June 30,
	2003	2002
ASSETS:
Cash - ECCU	$ 2,447,906	$ 458,569
Loan receivable	64,080	64,734
Notes receivable	41,369,870	30,013,558
Allowance for loan loss	(75,000)	(48,333)
Interest receivable	160,448	149,970
Prepaid offering expense	12,119	20,786
Prepaid expenses	20,084	5,250
Furniture, fixtures & equipment (net)	271	635
	____________	____________
Total assets	$ 43,999,778	$ 30,665,169
	===========	===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable	$ 6,038	$ 6,000
Salaries payable	4,508	7,958
Accrued PTO Benefits	6,070	-
Accrued expenses - ECCU	28,716	25,794
Line of credit - ECCU	-	-
Notes payable	42,238,601	29,175,507
Income taxes payable	-	28,029
	____________	____________
Total liabilities	42,283,933	29,243,288
	____________	____________
Stockholder's Equity:
Preferred stock, 5,000 shares authorized; 200 shares issued and outstanding, no par value	200,000	-
Common stock, 10,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	265,845	171,881
	____________	____________
Total stockholders' equity	1,715,845	1,421,881
	____________	____________
Total liabilities and stockholders' equity	$ 43,999,778	$ 30,665,169
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Six months ended June 30,
	2003	2002
Income:
Interest income:
Notes receivable and loan receivable	$ 1,150,908	$ 958,952
Interest-bearing accounts	1,513	2,165
	____________	____________
Total Interest Income	1,152,421	961,117
	____________	____________
Interest expense:
Line of credit	5,233	799
Notes payable	764,356	638,658
	____________	____________
Total interest Expense	769,589	639,457
	____________	____________
Net interest income	382,832	321,660
	____________	____________
Provision for notes receivable losses	15,000	8,333
	____________	____________
Net interest income after provision
for notes receivable losses	367,832	313,327
	____________	____________
Other Income	-	1,631
Operating expenses:
Salary and benefits	143,655	104,704
Marketing and promotion	39,938	35,893
Office operations	62,316	51,296
Legal and accounting	34,928	25,425
Ministry Support	6,000	6,000
	____________	____________
Total operating expenses	286,837	223,318
	____________	____________
Income before taxes	80,995	91,640
Provision for taxes	44,912	46,203
	____________	____________
Net income before dividends	36,083	45,437

Dividends	959	-
	____________	____________
Net income after dividends	35,124	45,437

Retained earnings, beginning	230,721	126,444
	____________	____________
Retained earnings, ending	265,845	171,881
	===========	===========
Earnings per share	0.28	0.36

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income Adjustments to reconcile net income to net cash provided by operation activities	$35,124	$ 45,437

Depreciation and amortization	183	559
Provision for notes receivable	15,000	8,333
Increase in accrued interest receivable	(11,942)	(22,966)
Increase in prepaid expense	2,993	(2,473)
Increase (decrease) in accounts payable	(622)	3,748
Increase (decrease) in income taxes payable	(68,154)	3,389
	____________	____________
Net cash provided (used) by operating activities	(33,404)	36,027
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received on loan receivable	335	266
Purchase of notes receivable	(26,370,266)	(17,386,374)
Principal payments received on notes receivable	13,840,326	11,467,530
Proceeds from sale of notes receivable	2,625,712
	____________	____________
Net cash used by investing activities	(9,903,893)	(5,918,578)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	$ 7,608,600	$ 1,100,000
Amounts paid on the LOC	(7,608,600)	(1,100,000)
Principal payments made on notes payable	(5,915,522)	(2,213,025)
Proceeds from borrowings on notes payable	17,905,900	8,441,498
Proceeds from sale of preferred stock	200,000	-
	____________	____________
Net cash provided by financing activities	$ 12,190,378	$ 6,228,473
	____________	____________
Net increase in cash and cash equivalents	$2,253,081	$ 345,922
Cash and cash equivalents at beginning	194,825	112,647
	____________	____________
Cash and cash equivalents at end	$ 2,447,906	$ 458,569
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

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

2. Related party transactions

MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $2,447,906 and $458,569 at June 30, 2003 and 2002, respectively. Interest earned on these funds were $1,513 and $2,165 for the six months ended June 30, 2003 and 2002, respectively.

MPIC utilized physical facilities and other services of ECCU. Charges of $55,307 and $47,461 were paid for these services for the six months ended June 30, 2003 and 2002, respectively, which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

Notes payable are substantially to members of ECCU.

As a part of the Company's liquidity management, the Company from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. In each case, ECCU agreed to do so. However, ECCU is under no obligation to continue this practice. During the six month period ended June 30, 2003, loans in the amount of $2,625,712 were sold back to ECCU.

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

From 1997 to the present, MPIC participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 3.410% to 9.625%, yielding a weighted average of 5.560%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $75,000 as of June 30, 2003. At June 30, 2002 the allowance for doubtful accounts was $48,333. The Company has not experienced a loan loss and, as of June 30, 2003 and 2002, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Line of credit - ECCU

MPIC has an unsecured $3,000,000 line of credit with ECCU, of which $-0- and $-0- was borrowed at June 30, 2003 and 2002, respectively. Interest at June 30, 2003 and 2002 was 4.25% and 4.750%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

5. Notes payable

MPIC has unsecured notes payable at June 30, 2003, as follows:

	Total	Interest Rate
Special Offering	22,778,042	2.00 - 7.58
National A-1 Offering	1,479,465	2.00 - 7.50
International Offering	140,341	2.13 - 6.69
National Alpha Offering	17,840,753	1.73 - 6.25
	____________
	42,238,601
	===========

Future maturities at June 30 are as follows:

	2003	2002
2002	-0-	$ 20,271,938
2003	25,886,057	5,936,588
2004	8,017,683	1,130,598
2005	4,822,823	739,819
2006	538,705	518,114
2007	1,017,866	578,450
2008	1,955,467	-0-
	____________	____________
	$ 42,238,601	$ 29,175,507
	===========	===========

6. National Offering

In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At June 30, 2003 and 2002, $-0- and $220,591, respectively, were outstanding.

In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At June 30, 2003 and 2002, $1,479,465 and $2,947,040, respectively, were outstanding.

In July 2001, MPIC received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, MPIC registered $25,000,000 of the National Alpha notes. At June 30, 2003 and 2002, $17,840,753 and $12,840,413, respectively, were outstanding.