Form 10QSB
period 2003-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2003-11-14
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At September 30, 2003, registrant had issued and outstanding 200 shares of its no par value preferred stock. No market value exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $200,000.

At September 30, 2003, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the common stock.

Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):
YES	NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of September 30, 2003 and 2002, Statements of Operations for the nine months ended September 30, 2003 and 2002, and Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

During the nine months ended September 30, 2003, the Company had net income of $78,397 as compared to net income of $78,812 for the same nine months ended September 30, 2002, a decrease in net income of $415. This decrease is attributable primarily to an increase in interest expense over the same period last year. Net interest income after provision for notes receivable losses increased to $581,215 an increase of $89,034 (or 18%) from $492,181 for the nine months ended September 30, 2002. This increase is attributable primarily to an increase in the Company's net interest margin. The Company's cost of funds (i.e., interest expense) during this period increased $209,031 or 22%; i.e., $1,177,878 for the nine months ended September 30, 2003 as compared to $968,847 for the nine months ended September 30, 2002. This increase is attributable to an increase in notes payable. At September 30, 2003, the company had outstanding debt securities (notes payable) of $44,591,586 up from $29,197,647 at September 30, 2002, an increase of 53%.

The Company's operating expenses for the nine months ended September 30, 2003 increased to $407,551 from $332,656 for the same period ended September 30, 2002, an increase of 23%. This is attributable primarily to increases in Salaries & Benefits and Office Operations expenses for the company over the same period in 2002.

Liquidity and Capital Resources

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Net increase in cash during the nine months ending September 30, 2003 was $1,798,833, compared to a net increase of $711,898 for the nine months ended September 30, 2002, an increase of $1,086,935. Net cash provided by operating activities totaled $11,320 for the nine months ended September 30, 2003, a decrease in net cash provided by operating activities of $79,494 over $90,814 provided by operating activities during the nine months ended September 30, 2002. This difference is attributable primarily to a decrease in income taxes payable over the same period in 2002.

Net cash used by investing activities totaled $12,755,850 during the nine months ended September 30, 2003, compared to $5,629,529 used during the nine months ended September 30, 2002, an increase in cash used of $7,126,321 or 127%. This increase is attributable to an increase in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the nine months ended September 30, 2003 as compared to the same period in 2002.

Net cash provided by financing activities totaled $14,543,363 for this nine month period in 2003, an increase of $8,292,750, or 133%, from $6,250,613 provided by financing activities during the nine months ended September 30, 2002. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) during the nine months ended September 30, 2003 as compared to the same period in 2002.

At September 30, 2003, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $1,993,658, up from $824,545 at September 30, 2002, an increase of $1,169,113.

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

Dated: November 13, 2003 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Accounting Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended September 30, 2003 and 2002

BALANCE SHEETS

	September 30,
	2003	2002
ASSETS:
Cash - ECCU	$ 1,993,658	$ 824,545
Loans receivable	413,362	64,594
Notes receivable	43,872,243	29,724,649
Allowance for loan loss	(82,500)	(54,167)
Interest receivable	189,773	159,718
Prepaid offering expense	8,776	19,654
Prepaid expenses	15,464	7,954
Furniture, fixtures & equipment (net)	177	544
	____________	____________
Total assets	$46,410,953	$ 30,747,491
	===========	===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Accounts payable	$7,000	$ 9,068
Salaries payable	8,696	5,836
Accrued PTO Benefits	4,545	-
Accrued expenses - ECCU	25,070	24,583
Notes payable	44,591,586	29,197,647
Income taxes payable	14,938	55,101
	____________	____________
Total liabilities	44,651,835	29,292,235
	____________	____________
Stockholders' Equity:

Preferred stock, 5,000 shares authorized; 200 shares issued and outstanding, no par value	200,000	-
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	309,118	205,256
	____________	____________
Total stockholders' equity	1,759,118	1,455,256
	____________	____________
Total liabilities and stockholders' equity	$ 46,410,953	$ 30,747,491
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Nine months ended September 30,
	2003	2002
Income:
Interest income:
Notes receivable and loan receivable	$ 1,779,234	$ 1,471,505
Interest-bearing accounts	$ 2,359	3,690
	____________	____________
Total Interest Income	1,781,593	1,475,195
	____________	____________
Interest expense:
Line of credit	5,551	3,491
Notes payable	1,172,327	965,356
	____________	____________
Total interest Expense	1,177,878	968,847
	____________	____________
Net interest income	603,715	506,348
	____________	____________
Provision for notes receivable losses	(22,500)	(14,167)
	____________	____________
Net interest income after provision
for notes receivable losses	581,215	492,181
	____________	____________
Other Income	1,516	1,631
Operating expenses:
Salary and benefits	205,673	148,528
Marketing and promotion	56,129	61,444
Office operations	92,871	80,791
Legal and accounting	43,849	32,893
Ministry Support	9,000	9,000
	____________	____________
Total operating expenses	407,521	332,656
	____________	____________
Income before taxes	175,210	161,156
Provision for taxes	93,361	82,344
	____________	____________
Net income before dividends	81,849	78,812

Dividends	3,452	-
	____________	____________
Net income after dividends	78,397	78,812

Retained earnings, beginning	230,721	126,444
	____________	____________
Retained earnings, ending	$ 309,118	$ 205,256
	===========	===========
Earnings per share	0.63	0.63

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income Adjustments to reconcile net income to net cash provided by operation activities	$ 78,397	$ 78,812

Depreciation and amortization	579	650
Provision for notes receivable	22,500	14,167
Increase in accrued interest receivable	(41,267)	(32,714)
Decrease (increase) in prepaid expense	4,970	(4,045)
(Decrease) increase in accounts payable	643	3,483
(Decrease) increase in income taxes payable	(53,216)	30,461
	____________	____________
Net cash provided by operating activities	11,320	90,814
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans receivable	(350,000)	-
Principal payments received on loan receivable	1,053	406
Purchase of notes receivable	(35,192,846)	(22,444,231)
Principal payments received on notes receivable	14,175,537	16,814,296
Purchase of property and equipment	(302)	-
Proceeds from sale of notes receivable	8,610,708
	____________	____________
Net cash used by investing activities	(12,755,850)	(5,629,529)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	8,452,600	3,394,000
Amounts paid on the LOC	(8,452,600)	(3,394,000)
Principal payments made on notes payable	(9,294,027)	(5,677,328)
Proceeds from borrowings on notes payable	23,637,390	11,927,941
Proceeds from sale of preferred stock	200,000	-
	____________	____________
Net cash provided by financing activities	14,543,363	6,250,613
	____________	____________
Net increase in cash and cash equivalents	1,798,833	711,898
Cash and cash equivalents at beginning	194,825	112,647
	____________	____________
Cash and cash equivalents at end	1,993,658	$ 824,545
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

1. Summary of Significant accounting policies

Nature of Business

Ministry Partners Investment Corporation (The Company) was incorporated in California in 1991 and is a subsidiary of Evangelical Christian Credit Union (ECCU). The Company provides funds for real property secured loans for the benefit of Evangelical churches and church organizations through funding provided by members of and persons associated with such churches and organizations. The Company's offices, as well as those of its loan origination source, ECCU, are located in the state of California and substantially all of the business and operations of the Company are currently conducted in California and the majority of its mortgage loan investments are in California.

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

2. Related party transactions

The Company maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $1,993,658 and $824,545 at September 30, 2003 and 2002, respectively. Interest earned on these funds were $2,359 and $3,690 for the nine months ended September 30, 2003 and 2002, respectively.

The Company utilized physical facilities and other services of ECCU. Charges of $82,986 and $74,959 for the nine months ended September 30, 2003 and 2002 respectively were made for these services and included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

Notes payable are substantially to members of ECCU.

 As a part of the Company's liquidity management, the Company from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. In each case, ECCU agreed to do so. However, ECCU is under no obligation to continue this practice. During the nine months ended September 30, 2003, loans in the amount of $8,610,708 were sold back to ECCU.

3. Notes receivable

In March 1992, The Company purchased a pool of first trust deed seasoned loans from ECCU for the then outstanding balance. Loan maturities extend through 2001, although the majority were due in 1995 and 1996 Interest rates range from 7.025% to 11.50%, yielding an average of 9.138%. The loans were made to churches in Southern California and are the collateral for certain notes payable. This pool of first trust deed notes was retired in early 1996.

From 1997 to the present, The Company participated in church loans made by ECCU. Interest is at variable rates of interest; ranging from 3.410% to 9.625%, yielding a weighted average of 5.396%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $82,500 as of September 30, 2003. At September 30, 2002 the allowance for doubtful accounts was $54,167. The Company has not experienced a loan loss and, as of September 30, 2003 and 2002, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Line of credit - ECCU

The Company has an unsecured $3,000,000 line of credit with ECCU, of which $-0- and $-0- was borrowed at September 30, 2003 and 2002, respectively. Interest at September 30, 2003 and 2002 was 4.00% and 4.750%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

5. Notes payable

MPIC has unsecured notes payable at September 30, 2003, as follows:

Total		Interest Rate
Special Offering	$ 24,052,452	1.82 - 7.58
National A-1 Offering	1,441,577	1.79 - 7.50
International Offering	141,813	2.13 - 6.69
National Alpha Offering	18,955,744	1.79 - 6.25
	____________
	$ 44,591,586
	===========

Future maturities at September 30 are as follows:

	2003	2002
2002	$ -	$ 12,729,212
2003	19,569,899	12,802,659
2004	15,864,575	1,483,683
2005	5,095,868	962,390
2006	976,852	523,172
2007	1,005,864	696,531
2008	2,078,528	-
	____________	____________
	$ 44,591,586	$ 29,197,647
	===========	===========

6. National Offering

In October 1996, The Company received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At September 30, 2003 and 2002, $-0- and $172,665, respectively, were outstanding.

In December 1997, The Company received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, The Company registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, The Company registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At September 30, 2003 and 2002, $1,441,577 and $2,660,260, respectively, were outstanding.

In July 2001, The Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, The Company registered $25,000,000 of the National Alpha notes. At September 30, 2003 and 2002, $18,955,744 and $12,537,880, respectively, were outstanding.