Form 10KSB
period 2003-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2004-03-29
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x] Issuer's revenues for its most recent fiscal year: $2,375,973

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: None.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At December 31, 2003, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

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

The Company's investments are financed by the sale of investor notes and through ECCU's investment in the Company's common stock. The Company's mortgage loan investments are facilitated through a warehouse credit line from ECCU in the amount of $3,000,000. This credit line, which the Company intends to maintain indefinitely, is subject to ECCU's standard commercial loan requirements, including blanket liens on the Company's assets. ECCU has agreed to subordinate this loan to the payment of its Class A-1 and Class Alpha Notes. There is no assurance that ECCU will be able to continue to provide this credit line to the Company in the future.

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

On February 25, 2002, the Company sold 200 shares of its Series A Preferred Stock to Telesis Community Credit Union, 9301 Winnetka Avenue, Chatsworth, CA 91311, at a cash price of $1,000 per share. The Company relied upon the exemption from Registration under Section 4(2) of the Securities Act of 1933 in making the sale.

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

Results of Operations

Twelve Months Ended December 31, 2003 vs. Twelve Months Ended December 31, 2002

During the twelve months ended December 31, 2003, the Company had net income of $125,189 as compared to net income of $104,277 for the same twelve months ended December 31, 2002, an increase in net income of $20,912. Interest income, net, for the period, was $814,481, an increase of 17% from $698,929 for the twelve months ended December 31, 2003. The Company's cost of funds (i.e., interest expense) during this period increased $270,841 (or 21%) to $1,561,492 for the twelve-month period ending December 31, 2003 as compared to $1,290,651 for the twelve months ended December 31, 2002. The increase is attributable to growth in both the Company's debt securities (i.e., notes payable) and notes receivable portfolios over the same period in 2002. At December 31, 2003, the company had outstanding debt securities (notes payable) of $43,016,580, up from $30,248,223 at December 31, 2002, an increase of 42%.

The Company's operating expenses for the twelve months ended December 31, 2003 increased to $543,812 from $471,816 for the same period ending December 31, 2002, an increase of 15%. This is attributable to increases in Salaries and Benefits, and increases in Office Operations for the company over the same period in 2002.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2003 vs. Twelve Months Ended December 31, 2002

Net increase in cash during the twelve months ended December 31, 2003 was $1,267,974, compared to a net increase of $82,178 for the twelve months ended December 31, 2002. This increase of $1,185,796 was due to increases in net cash provided by financing. Net cash provided by operating activities totaled $82,904 for the twelve months ended December 31, 2003; a decrease of $68,429 from $151,333 provided by operating activities during the twelve months ended December 31, 2002.

Net cash used by investing activities totaled $11,777,313 during the twelve months ended December 31, 2003, compared to $7,370,344 used during the twelve months ended December 31, 2002, an increase in cash used of $4,406,969. This difference is primarily attributable to an increase in cash used by net notes receivable (the difference between purchases of notes receivable and principal payments received on notes receivable) during the twelve months ended December 31, 2003 as compared to the same period in 2002.

Net cash provided by financing activities totaled $12,962,383 for this twelve-month period in 2003, an increase of $5,661,194 from $7,301,189 provided by financing activities during the twelve months ended December 31, 2002. This difference is primarily attributable to an increase in cash provided by net borrowings on notes payable (the difference between principal payments made one notes payable and proceeds from borrowings on notes payable) and proceeds from the sale of preferred stock as compared to the same period in 2002.

At December 31, 2003, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $1,462,799, up from $194,825 at December 31, 2002, an increase of $1,267,974.

Item 7. Financial Statements

The Balance Sheets, Statements of Income and Retained Earnings and Statements of Cash Flows for the twelve months ended December 31, 2003 and 2002 of Registrant (the "Company") are included following the Independent Auditor's Report below.

Item 8. Changes In and disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act Set forth below are the Directors and Executive officers of the Company:

Name:	Age	Position Held:
Mark G. Holbrook	54	Chairman of the Board, Chief Executive Officer
Stephen A. Ballas	54	President
Mark A. Johnson	46	Vice Chairman of the Board, Chief Financial Officer, Treasurer, Director
Van C. Elliott*	68
Director

Arthur G. Black*	65	Director
Scott T. Vandeventer	47	Director
Shirley Bracken*	52	Director

* Denotes Independent Director

The following is a summary of the business experience of the officers and directors of the Company during the past five years.

MARK G. HOLBROOK has served as our chairman since our inception. Mr. Holbrook also serves as president and chief executive officer of ECCU. He began his career with ECCU in 1975 and has served as its president since 1984. ECCU currently has assets under management of over $1 billion and more than 13,000 members in 50 states and 100 foreign countries. Mr. Holbrook has served as Board Chairman of Christian Management Association. He received his Bachelor of Arts degree from Biola University in 1973 and has completed post-graduate studies at Chapman College.

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

SHIRLEY M. BRACKEN has served as a director since June 2003. Ms. Bracken has owned and operated Shirley Bracken Consulting Services, a consulting firm providing services in the areas of communications, funding, development, and marketing for non-profit organizations including schools since 1997. Ms. Bracken also worked for Carl Karcher Enterprises, Inc. of Anaheim, California which she first joined in 1983. At the time she left, Ms. Bracken served as that Company's Vice-President, Communications/ Human Resources. Ms. Bracken has more than 15 years experience in senior management, communications, and public affairs and has extensive experience in employee communications, government affairs, media relations, crisis management, and community relations. Ms. Bracken holds a Bachelors Degree in Sociology from California State University, Fullerton, and has completed coursework towards an MBA at the Claremont Graduate School.

The Company has no class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 10. Executive Compensation

Except for Mr. Ballas, none of the Company's officers or directors currently receives compensation from the Company. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on behalf of the Company.

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company during its fiscal year ended December 31, 2003, its fiscal year ended December 31, 2002 and its fiscal year ended December 31, 2001 by its Chief Executive Officer, and President. Mr. Ballas was appointed President of the Company by the Board of Directors effective May 1, 2000. Mr. Ballas replaced interim President and Board Member Van C. Elliot, who succeeded Mr. Garmo on January 3, 2000.

Except for Mr. Ballas, none of the Company's executive officers (the named Executive Officers) had total salary, plus bonus, exceeding $100,000 during this period.

Option/Warrant Grants in Current Fiscal Year:

No options, warrants or other rights to purchase securities of the Company have been issued.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year Ended	Salary(s)	Bonus (2)	Other Annual Compensation (3)	All Other Compensation (4)
Mark G. Holbrook, Chairman, Chief Executive Officer	2003	(1)	-0-	-0-	-0-
	2002	(1)	-0-	-0-	-0-
	2001	(1)	-0-	-0-	-0-

Stephen A. Ballas, President	2003	$ 86,320	$ 20,500	$ 4,800	$10,035
	2002	$ 86,100	$ 14,300	$ 4,800	$ 8,856

2001
		$ 78,923	$ 8,770	$ 4,800	$ 8,505

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

(2) An aggregate bonus amount of $20,500 was paid to Mr. Ballas for the Fiscal year 2003.

(3) Includes an automobile allowance of $4,800 for the fiscal year 2003, paid by the Company for the benefit of Mr. Ballas.

(4) The company contributed an aggregate amount of $6,564 for Mr. Ballas' Retirement plan, $2,406 for medical benefits and $1,065 for life and disability insurance.

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

Item 12. Certain Relationships and Related Transactions

As described elsewhere in this Memorandum, ECCU is our sole shareholder. Since our inception, ECCU has provided us with a line of credit which, under its March 28, 2003 loan agreement, is currently a $3.0 million revolving credit line loan. The terms and conditions of this credit line, including the interest rates charged thereon, are the same as those charged by ECCU to its other commercial borrowers. Pursuant to the Subordination Agreement, ECCU has agreed to subordinate repayment of its loans to us to certain classes of our debt securities. There is no assurance that in the future ECCU will not modify, reduce or terminate this credit line.

During the years ended December 31, 2003 and 2002, respectively, we purchased participation loans totaling $41,363,266 and $30,809,066 from ECCU. We recognized interest income on notes receivable from ECCU of $2,355,524 and $1,977,919 during the years ended December 31, 2003 and 2002, respectively.

The Company pays support charges for management services and rent to ECCU on a month-to-month basis. For the years ended December 31, 2003 and 2002, respectively, charges of $79,380 and $79,380 were paid for these services. The periodic charges are based on the fair market value of services provided. The Company also reimbursed ECCU $234,888 and $195,022, for the salaries and benefits of employees we used during the years ended December 31, 2003 and 2002.

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

Dated: March 29, 2004 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas
Stephen A. Ballas,
President

By: /s/ Gabriel B. Encarnacion
Gabriel B. Encarnacion
Principal Financial Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

INDEPENDENT AUDITOR'S REPORT

Board of Directors

Ministry Partners Investment Corporation

We have audited the accompanying balance sheets of Ministry Partners Investment Corporation as of December 31, 2003 and 2002, and the related statements of income and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ TURNER, WARREN, HWANG & CONRAD

TURNER, WARREN, HWANG & CONRAD

ACCOUNTANCY CORPORATION

February 20, 2004

MINISTRY PARTNERS INVESTMENT CORPORATION

BALANCE SHEETS

DECEMBER 31
	2003	2002
ASSETS	___________	___________
Current Assets
Cash	$1,462,799	$194,825
Notes receivable, net of allowance for losses of $90,000	4,497,014	10,391,521
Loan receivable	349,273	689
Interest receivable	175,972	148,506
Prepaid expenses	18,733	29,210
	___________	___________
Total Current Assets	6,503,791	10,764,751
	___________	___________
Other Assets

Notes receivable	38,307,455	21,014,121
Loan receivable	63,026	63,726
Property and equipment, net of accumulated depreciation	320	454
	___________	___________
Total Other Assets	38,370,801	21,078,301

___________
		___________
Total Assets	$44,874,592	$31,843,052
	==========	==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$45,632	$45,954
Notes payable - current portion	$33,063,632	$25,052,971
Income taxes payable	12,443	68,154
	___________	___________
Total Current Liabilities	33,121,707	25,167,079
	___________	___________
Long-term Liabilities
Notes payable	43,016,580	30,248,223
Less current portion	(33,063,632)	(25,052,971)

___________
		___________
Total Long-term Liabilities	9,952,948	5,195,252

___________
		___________
Commitments and contingent liabilities	-	-
Stockholder's Equity
Preferred stock, 1,000,000 shares authorized; 200 shares issued and outstanding, no par value (liquidation preference value of $1000 per share)	200,000	-
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	349,937	230,721
	___________	___________
Total Stockholder's Equity	1,799,937	1,480,721
	___________	___________
Total Liabilities and Stockholder's Equity	$44,874,592	$31,843,052
	==========	==========

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF INCOME AND RETAINED EARNINGS

FOR THE YEARS END DECEMBER 31
	2003	2002
INTEREST INCOME	___________	___________
Notes receivable and loan receivable	$2,372,887	$1,984,147
Interest-bearing accounts	3,086	5,433
Miscellaneous income	-	-

___________
		___________
Total Interest Income	2,375,973	1,989,580
	___________	___________
INTEREST EXPENSE
Line of credit	6,779	5,712
Notes payable	1,554,713	1,284,939
	___________	___________
Total Interest Expense	1,561,492	1,290,651

___________
		___________
NET INTEREST INCOME	814,481	698,929

___________
		___________
PROVISION FOR NOTES RECEIVABLE LOSSES	30,000	20,000
	___________	___________
NET INTEREST INCOME AFTER PROVISION FOR NOTES RECEIVABLE LOSSES	784,481	678,929
	___________	___________
OTHER INCOME	1,516	1,631

OPERATING EXPENSES
Salaries and benefits	271,231	212,522
Marketing and promotion	73,417	87,540
Office occupancy	31,285	23,344
Office operations	105,732	95,186
Legal and accounting	50,147	41,224
Ministry support	12,000	12,000
	___________	___________
Total Operating Expenses	543,812	471,816

___________
		___________
INCOME BEFORE PROVISION FOR INCOME TAXES	242,185	208,744
Provision for income taxes	116,996	104,467
	___________	___________
INCOME AFTER INCOME TAXES	125,189	104,277
RETAINED EARNINGS, BEGINNING	230,721	126,444
Dividends	(5,973)	-
Net income	125,189	104,277

___________
		___________
RETAINED EARNINGS, ENDING	$349,937	$230,721
	==========	==========

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS END DECEMBER 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES	___________	___________
Net income	$125,189	$104,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	737	740
Provision for notes receivable losses	30,000	20,000
Increase in accrued interest receivable	(27,466)	(21,502)
Decrease in prepaid income taxes	-	-
Decrease in prepaid expenses	10,477	(5,646)
Decrease in accounts payable	(322)	9,950
Decrease in income taxes payable	(55,711)	43,514
	___________	___________
Net cash provided by operating activities	82,904	151,333
	___________	___________
CASH FLOWS FROM INVESTING ACTIVITIES
Loan made	(347,884)	-
Principal payments received on loan receivable	-	585
Purchases of notes receivable	(41,363,266)	(30,809,066)
Proceeds from sales and maturities and principal payments received on notes receivable	29,934,440	23,438,137
Purchases of property and equipment	(603)	-
	___________	___________
Net cash used by investing activities	(11,777,312)	(7,370,344)
	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on line of credit	10,519,600	4,755,000
Amounts paid on line of credit	(10,519,600)	(4,755,000)
Principal payments made on notes payable	2,041,104	(9,136,375)
Proceeds from borrowings on notes payable	10,727,252	16,437,564
Proceeds from sale of preferred stock	200,000	-
	___________	___________
Net cash provided by financing activities	12,962,383	7,301,189
	___________	___________
Net increase (decrease) in cash and cash equivalents	1,267,974	82,178
Cash and cash equivalents at beginning of year	194,825	112,647
	___________	___________
Cash and cash equivalents at end of year	$1,462,799	$194,825
	==========	==========

The accompanying notes are an integral part of these financial statements

 MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS END DECEMBER 31

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,561,492	$1,290,651
Income taxes paid	172,707	36,280

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company maintains all its funds at the parent, ECCU. Total funds held with ECCU at December 31, 2003 and 2002 were $1,462,799 and $194,825, respectively. Interest earned on these funds for the years ended December 31, 2003 and 2002 were $3,086 and $5,433, respectively.

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company, as part of its investment strategy, purchases an interest in participation loans offered for sale by ECCU. The Company purchased participation loans totaling $41,363,266 and $30,809,066 from ECCU and received no fee income from ECCU during the years ended December 31, 2003 and 2002, respectively. The Company recognized interest income on notes receivable from ECCU of $2,355,524 and $1,977,919 during the years ended December 31, 2003 and 2002, respectively.

The Company pays support charges for management services and rent to ECCU on a month-to-month basis. Charges of $79,380 and $79,380 were paid for these services for the years ended December 31, 2003 and 2002, respectively. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

The Company reimburses ECCU for salaries and benefits of employees. The amounts reimbursed for the years ended December 31, 2003 and 2002 were $234,888 and $195,022, respectively.

The Company had $34,782 and $34,338 due to ECCU at December 31, 2003 and 2002, respectively.

NOTE 3 - NOTES RECEIVABLE

The notes receivable are backed by loan participation agreements secured by loans originated by ECCU to various churches and related organizations to finance facilities. Loan maturities extend through 2008. The notes earn interest at rates between 3.21% and 9.63%, with a weighted average yield of 5.43%.

The Company maintains allowance for notes receivable losses of $90,000. The Company has no experience of loan loss and, as of December 31, 2003, none of the loans are impaired. Management believes all of the notes are adequately secured and the allowance is adequately maintained.

NOTE 4 - LINE OF CREDIT

The Company has an unsecured $3,000,000 line of credit with ECCU that expires March 31, 2004. There were no outstanding borrowings as of December 31, 2003 and 2002. The interest rate at December 31, 2003 was 4.00%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal. Interest of $6,779 and $5,712 was paid to ECCU during the years ended December 31, 2003 and 2002, respectively.

NOTE 5 - NOTES PAYABLE

A summary of unsecured promissory notes payable at December 31 is as follows:

	2003	2002	Interest Rate at December 31, 2003
	_____________	____________	_______________
Public Offering Notes - Class A	$-	$163,743	-
Public Offering Notes - Class A-1	1,244,139	2,278,827	1.82% to 7.50%
Public Offering Notes - Alpha Class	17,736,292	13,994,106	1.57% to 6.25%
Special Offering Notes	23,918,491	13,682,766	1.82% to 7.58%
International Notes	117,658	128,781	2.13% to 6.69%
	_____________	____________
	$43,016,580	$30,248,223
	===========	===========

Notes payable are substantially to members of ECCU.

The following are maturities of notes payable for each of the next five years:

Year Ending December 31,
_____________
2004	$33,140,206
2005	5,470,505
2006	1,229,794
2007	943,196
2008	2,232,885
___________
$43,016,580
==========

The Class A-1 and Alpha Class Notes contain covenants pertaining to limitation on restricted payment, maintenance of a tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness. All three classes require that the company maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $2,000,000. The Company is not allowed to issue any Class A-1 and Alpha Class Notes if, after giving effect to such issuance, the Class A-1 and Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $10,000,000 and $20,000,000, respectively. The Company's other indebtedness, as defined in the Loan and Standby Agreement, is not to exceed $500,000 outstanding at any time while any Class A Note is outstanding and $750,000 outstanding at any time while any Class A-1 or Alpha Class Note is outstanding. The Company was in compliance with these covenants as of December 31, 2003.

NOTE 6 - PUBLIC OFFERING

The Company filed a registration statement with the U.S. Securities and Exchange Commission (SEC) and received approval in October 1996 to offer $5,000,000 of Class A unsecured promissory notes to the public. Class A Notes totaling $-0- and $163,743 were outstanding at December 31, 2003 and 2002, respectively.

In December 1997, the Company received approval from the SEC to offer $25,000,000 of Class A-1 unsecured promissory notes nationwide. In December 1997, the Company registered $15,000,000 of the Class A-1 Notes. By November 29, 1999, $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30, 1999, the Company registered another $12,500,000 of the Class A-1 Notes. Class A-1 Notes totaling $1,244,139 and $2,278,827 were outstanding at December 31, 2003 and 2002, respectively.

In July 2001, the Company received approval from the SEC to offer $50,000,000 of Alpha Class unsecured promissory notes nationwide. In July 2001, the Company registered $25,000,000 of the Alpha Class Notes. Alpha Class Notes totaling $17,736,292 and $13,994,106 were outstanding at December 31, 2003 and 2002, respectively.

NOTE 7 - PREFERRED STOCK

The Company has 200 shares of Series A, non-voting, non-transferrable cumulative preferred stock outstanding. The number of shares in the Series A Preferred Shares is 5,000. The liquidation preference of the Series A Preferred Stock is $1,000 per share. Each share is entitled to receive a quarterly cash dividend equal to a percentage of the liquidation preference which percentage equals the greater of 150 basis points higher than the London Bank Inter-Bank Offer Rate (LIBOR) for six months in effect on the last day of the calendar quarter for which the dividend is to be declared or 5% per annum. Under a redemption provision, the Company, at its sole election, at any time after December 31, 2006, may redeem any shares of Series A Preferred Stock for cash, in whole or in part, for an amount equal to the liquidation preference of each share of Series A Preferred Stock redeemed, plus any accrued and unpaid dividends on such shares, whether or not declared.

NOTE 8 - INCOME TAXES

Federal income and state franchise taxes for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	_________	_________
Federal income taxes	$85,693	$77,063
State franchise taxes	31.303	27,404
	_________	_________
Tax expense	$116,996	$104,467
	========	========

NOTE 9 - CONCENTRATION OF CREDIT RISK

At December 31, 2003 and 2002, the Company had cash and certificates of deposit at its parent that are not insured. The aggregate uninsured amount was $1,462,799 and $194,825, respectively.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	Carrying Amount	Fair Value
	__________	__________
Financial assets:
Cash and cash equivalents	$1,462,799	$1,462,799
Notes and loan receivable, net of allowance for losses	43,216,768	45,040,000
Financial liabilities:
Notes payable	43,016,580	43,328,000

NOTE 11 - PENSION PLAN

Employees of the company participate in ECCU's defined benefit contribution pension plan that includes two components: a 401(k) plan and a profit-sharing plan.

401(k):

Employees are eligible upon hire date, no minimum service is required and the minimum age is twenty-one. Each employee may elect voluntary contributions not to exceed 15% of salary. The plan has a matching program, the percent of which is annually determined by the board of directors. Contributions for the plan years ended December 31, 2003 and 2002 were $7,021 and $5,577, respectively.

Profit-sharing:

The profit-sharing plan is for all employees who, at the end of the calendar year, are at least twenty-one years old, still employed, and have at least 1,000 hours of service during the latest accrual period. The amount annually contributed on behalf of each qualified employee is determined by the board of directors, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the credit union's annual contribution. Contributions for the plan year ended December 31, 2003 and 2002 were $5,837 and $5,007, respectively.