Form 10KSB/A
period 2003-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2004-03-29
CIK 944130

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

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS END DECEMBER 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES	___________	___________
Net income	$125,189	$104,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	737	740
Provision for notes receivable losses	30,000	20,000
Increase in accrued interest receivable	(27,466)	(21,502)
Decrease in prepaid income taxes	-	-
Decrease in prepaid expenses	10,477	(5,646)
Decrease in accounts payable	(322)	9,950
Decrease in income taxes payable	(55,711)	43,514
	___________	___________
Net cash provided by operating activities	82,904	151,333
	___________	___________
CASH FLOWS FROM INVESTING ACTIVITIES
Loan made	(347,884)	-
Principal payments received on loan receivable	-	585
Purchases of notes receivable	(41,363,266)	(30,809,066)
Proceeds from sales and maturities and principal payments received on notes receivable	29,934,440	23,438,137
Purchases of property and equipment	(603)	-
	___________	___________
Net cash used by investing activities	(11,777,312)	(7,370,344)
	___________	___________
CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on line of credit	10,519,600	4,755,000
Amounts paid on line of credit	(10,519,600)	(4,755,000)
Principal payments made on notes payable	(15,531,259)	(9,136,375)
Proceeds from borrowings on notes payable	28,299,615	16,437,564
Proceeds from sale of preferred stock	200,000	-
	___________	___________
Net cash provided by financing activities	12,968,356	7,301,189
	___________	___________
Net increase (decrease) in cash and cash equivalents	1,267,974	82,178
Cash and cash equivalents at beginning of year	194,825	112,647
	___________	___________
Cash and cash equivalents at end of year	$1,462,799	$194,825
	==========	==========

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