Form 10QSB
period 2004-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2004-05-10
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-4028LA

MINISTRY PARTNERS INVESTMENT CORPORATION

(exact name of small business issuer as specified in charter)

California (State or other jurisdiction of incorporation or organization)	33-0489154 (IRS Employer Identification Number)

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

At March 31, 2004, registrant had issued and outstanding 200 shares of its no par Series A preferred stock. No market value exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $200,000.

At March 31, 2004, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the common stock.

Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):
YES	NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of March 31, 2004 and 2003, Statement of Operations for the three months ended March 31, 2004 and 2003, and Statements of Cash Flows for the three months ended March 31, 2004 and 2003 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the three months ended March 31, 2004 and 2003 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements including the Notes thereto.

Results of Operations

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

During the three months ended March 31, 2004, the Company had net income of $42,931 as compared to net income of $14,639 for the same three months ended March 31, 2003, an increase in net income of $28,292. This increase is attributable primarily to a decrease in legal and accounting expenses and marketing and promotion expenses over the same period last year. Net interest income after provision for notes receivable losses increased to $212,257 an increase of $26,722 (or 14%) from $185,535 for the three months ended March 31, 2004. This increase is attributable to an increase in the Company's notes receivable. The Company's cost of funds (i.e., interest expense) during this period increased $16,946 or 5%; i.e., $372,282 for the three-month period ending March 31, 2004 as compared to $355,336 for the three months ended March 31, 2003. This increase is attributable to an increase in notes payable. At March 31, 2004, the company had outstanding debt securities (i.e., notes payable) of $46,893,923, up from $39,120,290 at March 31, 2003, an increase of 20%.

The Company's operating expenses for the three months ended March 31, 2004 decreased to $128,897 from $154,283 for the same period ending March 31, 2003, a decrease of 16%. This decrease is attributable to decreases in marketing expenses, and salary & benefit expenses, and legal and accounting expenses for the company over the same period in 2003.

Liquidity and Capital Resources

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Net increase in cash during the three months ending March 31, 2004 was $161,153, compared to a net increase of $597,733 for the three months ended March 31, 2003, a decrease of $436,580. Net cash provided by operating activities totaled $67,427 for the three months ended March 31, 2004, an increase in net cash provided by operating activities of $122,933 over $55,506 used by operating activities during the three months ended March 31, 2003. This difference is attributable primarily to an increase in depreciation and amortization and income taxes payable over the same period in 2003.

Net cash used by investing activities totaled $3,783,617 during the three months ended March 31, 2004, compared to $8,418,828 used during the three months ended March 31, 2003, a decrease in cash used of $4,635,211 or 55%. This decrease is attributable to a decrease in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the three month period ending March 31, 2004 as compared to the same period in 2003.

Net cash provided by financing activities totaled $3,874,822 for this three month period in 2004, a decrease of $5,197,245, or 57%, from $9,072,067 provided by financing activities during the three month period ending March 31, 2003. This difference is attributable to a decrease in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) and a decrease in proceeds from sale of preferred stock during the three month period ending March 31, 2004 as compared to the same period in 2003.

At March 31, 2004, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $1,623,952, up from $792,558 at March 31, 2003, an increase of $831,394.

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

Dated: May 10, 2004 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended March 31, 2004 and 2003

BALANCE SHEETS

	March 31,
	2004	2003
ASSETS:
Cash - ECCU	$1,623,952	$792,558
Loans receivable	735,532	64,250
Notes receivable	46,344,915	39,884,635
Allowance for loan loss	(96,000)	(65,000)
Interest receivable	191,439	172,000
Prepaid offering expense
	3,407	11,191
Prepaid expenses	9,856	14,925
Furniture, fixtures & equipment (net)	-	361
	____________	____________
Total assets	$48,813,101	$40,874,920
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$3,022	$3,051
Salaries payable	8,075	8,627
Accrued PTO Benefits	5,577	4,191
Accrued expenses - ECCU	21,868	26,821
Line of credit - ECCU	-	-
Notes payable	46,893,923	39,120,290
Income taxes payable	40,289	16,580
	____________	____________
Total liabilities	46,972,754	39,179,560
	____________	____________
Stockholders' Equity:
Preferred stock, 1,000,000 shares authorized; 200 shares issued and outstanding, no par value	200,000	200,000
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	390,347	245,360
	____________	____________
Total stockholders' equity	1,840,347	1,695,360
	____________	____________
Total liabilities and stockholders' equity	$48,813,101	$40,874,920
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three months ended March 31,
	2004	2003
Income:
Interest income:
Notes receivable and loan receivable	$589,425	$545,052
Interest-bearing accounts	1,114	819
	____________	____________
Total Interest Income	590,539	545,871
	____________	____________
Interest expense:
Line of credit	-	962
Notes payable	372,282	354,374
	____________	____________
Total interest Expense	372,282	355,336
	____________	____________
Net interest income	218,257	190,535
	____________	____________
Provision for notes receivable losses	6,000	5,000
	____________	____________
Net interest income after provision
for notes receivable losses	212,257	185,535
	____________	____________
Other Income	-	-

Operating expenses:
Salary and benefits	64,053	74,766
Marketing and promotion	17,332	22,365
Office operations	31,645	30,402
Legal and accounting	12,867	23,750
Ministry Support	3,000	3,000
	____________	____________
Total operating expenses	128,897	154,283
	____________	____________
Income before taxes	83,360	31,252
Provision for taxes	40,429	16,613
	____________	____________
Net income	42,931	14,639
Retained earnings, beginning	349,937	230,721
Dividends	(2,521)	-
	____________	____________
Retained earnings, ending	$ 390,347	$ 245,360
	===========	===========
Earnings per share	0.34	0.12

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income Adjustments to reconcile net income to net cash provided by operation activities	$42,931	$14,639

Depreciation and amortization	10,258	93
Provision for notes receivable	6,000	5,000
Increase in accrued interest receivable	(15,467)	(23,494)
Decrease in prepaid expense	5,470	3,094
Decrease in accounts payable	(7,090)	(3,264)
Increase (decrease) in income taxes payable	27,846	(51,574)
	____________	____________
Net cash used by operating activities	69,948	(55,506)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loan receivable
	(325,000)	-
Principal payments received on loans receivable	1,767	165
Purchase of notes receivable	(5,775,889)	(15,040,831)
Principal payments received on notes receivable	(2,325,443)	6,202,267
Purchase of property and equipment	(9,938)	-
Proceeds from sale of note receivable	-	419,571
	____________	____________
Net cash used by investing activities	(3,783,617)	(8,418,828)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	-	1,047,000
Amounts paid on the LOC	-	(1,047,000)
Principal payments made on notes payable	(5,223,198)	(2,831,823)
Proceeds from borrowings on notes payable	9,100,541	11,703,890
Proceeds from sale of preferred stock	-	200,000
Dividends paid on preferred stock	(2,521)	-
	____________	____________
Net cash provided by financing activities	3,874,822	9,072,067
	____________	____________
Net increase in cash and cash equivalents	161,153	597,733
Cash and cash equivalents at beginning	1,462,799	194,825
	____________	____________
Cash and cash equivalents at end	$1,623,952	$792,558
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

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

2. Related party transactions

MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $1,623,952 and $792,558 at March 31, 2004 and 2003, respectively. Interest earned on these funds were $1,116 and $819 for the three months ended March 31, 2004 and 2003, respectively.

MPIC utilized physical facilities and other services of ECCU. A charge of $20,994 - 2004 and $27,628 - 2003 was made for these services which are included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

Notes payable are substantially to members of ECCU.

As a part of the Company's liquidity management, the Company has from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. In each case ECCU agreed to do so. However, ECCU is under no obligation to continue this practice. During the three-month period ended March 31, 2004, no loans were sold back to ECCU.

3. Notes receivable

MPIC participates in church loans made by ECCU. Interest is at variable rates of interest; ranging from 3.190% to 9.625%, yielding a weighted average of 5.346%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $96,000 as of March 31, 2004. At March 31, 2003 the allowance for doubtful accounts was $65,000. The Company has not experienced a loan loss and, as of March 31, 2004 and 2003, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Line of credit - ECCU

MPIC has an unsecured $3,000,000 line of credit with ECCU, of which $-0- and $-0- was borrowed at March 31, 2004 and 2003, respectively. Interest at March 31, 2004 and 2003 was 4.000% and 4.250% respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

5. Notes payable

MPIC has unsecured notes payable at March 31, 2004, as follows:

	Total	Interest Rate
Special Offering	27,727,469	1.82 - 7.58
National A-1 Offering	1,253,833	1.82 - 7.50
International Offering	112,889	2.04 - 6.69
National Alpha Offering	17,799,732	1.57 - 6.25
	____________
	$46,893,923
	===========

Future maturities at March 31 are as follows:

	2004	2003
2003	-0-	$26,175,077
2004	$31,626,060	6,895,013
2005	8,140,182	3,268,096
2006	3,328,891	533,447
2007	950,264	992,211
2008	2,247,073	1,256,446
2009	601,453	-0-

	____________	____________
	$46,893,923	$39,120,290
	===========	===========

6. National Offering

In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At March 31, 2004 and 2003, $-0- and $-0-, respectively, were outstanding.

In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At March 31, 2004 and 2003, $1,253,833 and $2,025,380, respectively, were outstanding.

In July 2001, MPIC received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, MPIC registered $25,000,000 of the National Alpha notes. At March 31, 2004 and 2003, $17,799,732 and $16,522,182, respectively, were outstanding.