Form 10QSB
period 2004-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2004-08-05
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At June 30, 2004,registrant had issued and outstanding 200 shares of its no par value Series A preferred stock. No market exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $200,000.

At June 30, 2004, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market value exists for the common stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):

YES	NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of June 30, 2004 and 2003, Statement of Operations for the six months ended June 30, 2004 and 2003, and Statements of Cash Flows for the six months ended June 30, 2004 and 2003 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended and 2003 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements including the Notes thereto.

Results of Operations

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

During the six months ended June 30, 2004, the Company had net income of $109,796 as compared to net income of $36,083 for the same six months ended June 30, 2003, an increase in net income of $73,713. This increase is attributable primarily to an increase in net interest income and a decrease in operating expenses over the same period last year. Net interest income after provision for notes receivable losses increased to $446,708 an increase of $78,876 (or 21%) from $367,832 for the six months ended June 30, 2003. This increase is attributable primarily to an increase in notes receivable combined with an increase in the net interest income over the same period last year. The Company's cost of funds (i.e., interest expense) during this period decreased $7,300 or 1%; i.e., $762,289 for the six month period ending June 30, 2004 as compared to $769,589 for the six months ended June 30, 2003. This decrease is attributable to a decrease in notes payable interest expense. At June 30, 2004, the company had outstanding debt securities (notes payable) of $46,566,548, up from $42,238,601 at June 30, 2003, an increase of 10%.

The Company's operating expenses for the six months ended June 30, 2004 decreased to $236,561 from $286,837 for the same period ending June 30, 2003, a decrease of 18%. This is attributable primarily to a decrease in legal and accounting expense and marketing and promotion expenses over the same period in 2003.

Liquidity and Capital Resources

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Net decrease in cash during the six months ending June 30, 2004 was $834,313, compared to a net increase of $2,253,081 for the six months ended June 30, 2003, a decrease of $1,418,768. Net cash provided by operating activities totaled $178,058 for the six months ended June 30, 2004, an increase in net cash provided by operating activities of $210,503 over $32,445 used by operating activities during the six months ended June 30, 2003. This difference is attributable primarily to an increase in income taxes payable and net income over the same period in 2003.

Net cash used by investing activities totaled $5,057,325 during the six months ended June 30, 2004, compared to $9,903,893 used during the six months ended June 30, 2003, a decrease in cash used of $4,846,568 or 49%. This decrease is attributable to an decrease in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the six month period ending June 30, 2004 as compared to the same period in 2003.

Net cash provided by financing activities totaled $4,044,954 for this six month period in 2004, a decrease of $8,145,465, or 67%, from $12,189,419 provided by financing activities during the six month period ending June 30, 2003. This difference is attributable to a decrease in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) combined with an decrease in proceeds from the sale of preferred stock during the six month period ending June 30, 2004 as compared to the same period in 2003.

At June 30, 2004, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $628,486, down from $2,447,906 at June 30, 2003, a decrease of $1,819,420.

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

Dated: August 5, 2004 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended June 30, 2004 and 2003

BALANCE SHEETS

	June 30,
	2004	2003
ASSETS:
Cash - ECCU	$ 628,486	$ 2,447,906
Loans receivable	733,069	64,080
Notes receivable	47,618,130	41,369,870
Allowance for notes receivable losses	(102,000)	(75,000)
Interest receivable	152,968	160,448
Prepaid offering expense	4,607	12,119
Prepaid expenses	15,764	20,084
Furniture, fixtures & equipment (net)	2,661	271
	____________	____________
Total assets	$ 49,053,685	$ 43,999,778
	===========	===========
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$ 6,044	$ 6,038
Salaries payable	4,969	4,508
Accrued PTO Benefits	7,398	6,070
Accrued expenses - ECCU	22,375	28,716
Line of credit - ECCU	500,000	-
Notes payable	46,566,548	42,238,601
Income taxes payable	41,632	-
	____________	____________
Total liabilities	47,148,966	42,283,933
	____________	____________
Stockholders’ Equity:
Preferred stock, 1,000,000 shares authorized; 200 shares issued and outstanding, no par value	200,000	200,000
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	454,719	265,845
	____________	____________
Total stockholders’ equity	1,904,719	1,715,845
	____________	____________
Total liabilities and stockholders’ equity	$ 49,053.685	$ 43,999,778
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Six months ended June 30,
	2004	2003
Income:
Interest income:
Notes receivable and loans receivable	$ 1,219,381	$ 1,150,908
Interest-bearing accounts	1,616	1,513
	____________	____________
Total Interest Income	1,220,997	1,152,421
	____________	____________
Interest expense:
Line of credit	17,596	5,233
Notes payable	744,693	764,356
	____________	____________
Total interest Expense	762,289	769,589
	____________	____________
Net interest income	458,708	382,832
	____________	____________
Provision for notes receivable losses	12,000	15,000
	____________	____________
Net interest income after provision
for notes receivable losses	446,708	367,832
	____________	____________
Other Income	-	-
Operating expenses:
Salary and benefits	132,424	143,655
Marketing and promotion	25,670	39,938
Office operations	51,862	62,316
Legal and accounting	20,605	34,928
Ministry Support	6,000	6,000
	____________	____________
Total operating expenses	236,561	286,837
	____________	____________
Income before taxes	210,147	80,995
Provision for taxes	100,351	44,912
	____________	____________
Net income	109,796	36,083

Retained earnings, beginning	349,937	230,721
Dividends	(5,014)	(959)
	____________	____________
Retained earnings, ending	454,719	265,845
	===========	===========
Earnings per share	0.88	0.28

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income Adjustments to reconcile net income to net cash provided by operation activities	$109,796	$36,083

Depreciation and amortization	10,553	183
Provision for notes receivable	12,000	15,000
(Increase) decrease in accrued interest receivable	23,004	(11,942)
Increase in prepaid expense	(1,638)	(2,993)
Decrease in accounts payable	(4,846)	(622)
Increase (decrease) in income taxes payable	29,189	(68,154)
	____________	____________
Net cash provided (used) by operating activities	178,058	(32,445)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loan receivable	(325,000)	-
Principal payments received on loan receivable	4,230	335
Purchase of notes receivable	(14,105,707)	(26,370,266)
Principal payments received on notes receivable	5,929,479	13,840,326
Proceeds from sale of notes receivable	3,452,567	2,625,712
Purchase of property and equipment	(12,894)	-
	____________	____________
Net cash used by investing activities	(5,057,325)	(9,903,893)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	$ 5,500,000	$ 7,608,600
Amounts paid on the LOC	(5,000,000)	(7,608,600)
Principal payments made on notes payable	(10,649,044)	(5,915,522)
Proceeds from borrowings on notes payable	14,199,012	17,905,900
Proceeds from sale of preferred stock	-	200,000
Dividends paid on preferred stock	(5,014)	(959)
	____________	____________
Net cash provided by financing activities	$ 4,044,954	$ 12,189,419
	____________	____________
Net increase (decrease) in cash and cash equivalents	$(834,313)	$2,253,081
Cash and cash equivalents at beginning	1,462,799	194,825
	____________	____________
Cash and cash equivalents at end	$ 628,486	$ 2,447,906
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

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

2. Related party transactions

MPIC maintains all of its funds at the parent, ECCU. Total funds held with ECCU were $628,486 and $2,447,906 at June 30, 2004 and 2003, respectively. Interest earned on these funds were $1,616 and $1,513 for the six months ended June 30, 2004 and 2003, respectively.

MPIC utilized physical facilities and other services of ECCU. Charges of $28,757 and $55,307 were paid for these services for the six months ended June 30, 2004 and 2003, respectively, which is included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

Notes payable are substantially to members of ECCU.

As a part of the Company's liquidity management, the Company from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. In each case, ECCU agreed to do so. However, ECCU is under no obligation to continue this practice. During the six month period ended June 30, 2004, loans in the amount of $3,452,567 were sold back to ECCU.

3. Notes receivable

MPIC participates in church loans made by ECCU. Interest is at variable rates of interest; ranging from 3.190% to 9.625%, yielding a weighted average of 5.137%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $102,000 as of June 30, 2004. At June 30, 2003 the allowance for doubtful accounts was $75,000. The Company has not experienced a loan loss and, as of June 30, 2004 and 2003, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

4. Line of credit - ECCU

MPIC has an unsecured $5,000,000 line of credit with ECCU, of which $500,000and $-0- was borrowed at June 30, 2004 and 2003, respectively. Interest at June 30, 2004 and 2003 was 4.00% and 4.75%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

5. Notes payable

MPIC has unsecured notes payable at June 30, 2004, as follows:

	Total	Interest Rate
Special Offering	26,336,582	1.86 - 7.58
National A-1 Offering	1,190,906	2.36 - 7.50
International Offering	114,087	2.04 - 6.69
National Alpha Offering	18,924,973	1.73 - 6.25
	____________
	46,566,548
	===========

Future maturities at June 30 are as follows:

	2004	2003
2003	-0-	$ 25,886,057
2004	29,578,705	8,017,683
2005	9,387,536	4,822,823
2006	3,647,657	538,705
2007	957,372	1,017,866
2008	2,259,820	1,955,467
2009	735,458	-0-
	____________	____________
	$ 46,566,548	$ 42,238,601
	===========	===========

6. National Offering

In October 1996, MPIC received approval from the Securities and Exchange Commission to offer $5,000,000 in unsecured notes payable nation wide. This offering has been completely sold. At June 30, 2004 and 2003, $-0- and $-0-, respectively, were outstanding.

In December 1997, MPIC received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, MPIC registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. MPIC deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, MPIC registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At June 30, 2004 and 2003, $1,190,906 and $1,479,465, respectively, were outstanding.

In July 2001, MPIC received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, MPIC registered $25,000,000 of the National Alpha notes. At June 30, 2004 and 2003, $18,924,973 and $17,840,753, respectively, were outstanding.