Form 10QSB
period 2004-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2004-11-12
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At September 30, 2004, registrant had issued and outstanding 250 shares of its no par value preferred stock. No market value exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $250,000.

At September 30, 2004, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the common stock.  Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):

YES	NO X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of September 30, 2004 and 2003, Statements of Operations for the nine months ended September 30, 2004 and 2003, and Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

During the nine months ended September 30, 2004, the Company had net income of $114,642 as compared to net income of $81,849 for the same nine months ended September 30, 2003, an increase in net income of $32,793. This increase is attributable primarily to an decrease in interest expense over the same period last year. Net interest income after provision for notes receivable losses increased to $622,247 an increase of $41,032 (or 7%) from $581,215 for the nine months ended September 30, 2003. This increase is attributable primarily a decrease in the weighted average cost of notes payable. The Company's cost of funds (i.e., interest expense) during this period decreased $27,866 or 2%; i.e., $1,150,012 for the nine months ended September 30, 2004 as compared to $1,177,878 for the nine months ended September 30, 2003. This decrease is attributable to a decrease in the weighted average cost of notes payable. At September 30, 2004, the company had outstanding debt securities (notes payable) of $45,412,371, up from $44,591,586 at September 30, 2003, an increase of 2%.

The Company's operating expenses for the nine months ended September 30, 2004 decreased to $405,566 from $407,521 for the same period ended September 30, 2003, a decrease of 0.5%.

Liquidity and Capital Resources

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Net increase in cash during the nine months ending September 30, 2004 was $2,051,930, compared to a net increase of $1,798,833 for the nine months ended September 30, 2003, an increase of $253,097. Net cash provided by operating activities totaled $194,745 for the nine months ended September 30, 2004, an increase in net cash provided by operating activities of $179,973 over $14,772 provided by operating activities during the nine months ended September 30, 2003. This difference is attributable primarily to increases in income accounts payable and taxes payable and a decrease in accrued interest receivable over the same period in 2003.

Net cash used by investing activities totaled $581,106 during the nine months ended September 30, 2004, compared to $12,755,850 used during the nine months ended September 30, 2003, a decrease in cash used of $12,174,744 or 95%. This decrease is attributable to a decrease in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the nine months ended September 30, 2004 as compared to the same period in 2003.

Net cash provided by financing activities totaled $2,438,291 for this nine month period in 2004, a decrease of $12,101,620, or 83%, from $14,539,911 provided by financing activities during the nine months ended September 30, 2003. This difference is attributable to a decrease in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) during the nine months ended September 30, 2004 as compared to the same period in 2003.

At September 30, 2004, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $3,514,729, up from $1,993,658 at September 30, 2003, an increase of $1,521,071.

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

Dated: November 12, 2004 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Accounting Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended September 30, 2004 and 2003

BALANCE SHEETS

	September 30,
	2004	2003
ASSETS:
Cash - ECCU	$ 3,514,729	$ 1,993,658
Loans receivable	731,399	413,362
Notes receivable	43,145,695	43,872,243
Allowance for notes receivable losses	(108,000)	(82,500)
Interest receivable	136,808	189,773
Prepaid offering expense	2,265	8,776
Prepaid expenses	62,063	15,464
Furniture, fixtures & equipment (net)	2,512	177
	____________	____________
Total assets	$ 47,487,471	$46,410,953
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 15,792	$7,000
Salaries payable	8,696	8,696
Accrued PTO Benefits	6,660	4,545
Accrued expenses - ECCU	68,815	25,070
Notes payable	45,412,371	44,591,586
Income taxes payable	18,058	14,938
	____________	____________
Total liabilities	45,530,392	44,651,835
	____________	____________
Stockholders' Equity:
Preferred stock, 5,000 shares authorized; 250 shares issued and outstanding, no par value	250,000	200,000
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	457,079	309,118
	____________	____________
Total stockholders' equity	1,957,079	1,759,118
	____________	____________
Total liabilities and stockholders' equity	$ 47,487,471	$ 46,410,953
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Nine months ended September 30,
	2004	2003
Income:
Interest income:
Notes receivable and loans receivable	$ 1,787,754	$ 1,779,234
Interest-bearing accounts	$ 2,505	$ 2,359
	____________	____________
Total Interest Income	1,790,259	1,781,593
	____________	____________
Interest expense:
Line of credit	18,169	5,551
Notes payable	1,131,843	1,172,327
	____________	____________
Total interest Expense	1,150,012	1,177,878
	____________	____________
Net interest income	640,247	603,715
	____________	____________
Provision for notes receivable losses	18,000	22,500
	____________	____________
Net interest income after provision
for notes receivable losses	622,247	581,215
	____________	____________
Other Income	4,028	1,516
Operating expenses:
Salary and benefits	197,769	205,673
Marketing and promotion	48,498	56,129
Office operations	114,497	92,871
Legal and accounting	23,802	43,849
Ministry support	21,000	9,000
	____________	____________
Total operating expenses	405,566	407,521
	____________	____________
Income before taxes	220,709	175,210
Provision for taxes	106,067	93,361
	____________	____________
Net income	114,642	81,849

Retained earnings, beginning	349,937	230,721
Dividends	7,500	3,452
	____________	____________
Retained earnings, ending	$ 457,079	$ 309,118
	===========	===========
Earnings per share	0.92	0.65

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income Adjustments to reconcile net income to net cash provided by operation activities	$ 114,642	$ 81,849

Depreciation and amortization	8,588	579
Provision for notes receivable	18,000	22,500
(Increase) decrease in accrued interest receivable	39,164	(41,267)
(Increase) decrease in prepaid expenses	(45,595)	4,970
Increase (decrease) in accounts payable	54,331	(643)
Increase (decrease) in income taxes payable	5,615	(53,216)
	____________	____________
Net cash provided by operating activities	194,745	14,772
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans receivable	(350,000)	(350,000)
Principal payments received on loans receivable	30,900	1,053
Purchase of notes receivable	(14,105,708)	(35,192,846)
Principal payments received on notes receivable	1,299,227	14,175,537
Purchase of property and equipment	(10,780)	(302)
Proceeds from sale of notes receivable	12,555,255	8,610,708
	____________	____________
Net cash used by investing activities	(581,106)	(12,755,850)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	5,500,000	8,452,600
Amounts paid on the LOC	(5,500,000)	(8,452,600)
Principal payments made on notes payable	(16,601,451)	(9,294,027)
Proceeds from borrowings on notes payable	18,997,242	23,637,390
Proceeds from sale of preferred stock	50,000	200,000
Payment of cash dividends	(7,500)	(3,452)
	____________	____________
Net cash provided by financing activities	2,438,291	14,539,911
	____________	____________
Net increase in cash and cash equivalents	2,051,930	1,798,833
Cash and cash equivalents at beginning	1,462,799	194,825
	____________	____________
Cash and cash equivalents at end	3,514,729	1,993,658
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

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

2. Related party transactions

The Company maintains most of its funds at the parent, ECCU. Total funds held with ECCU were $3,464,628 and $1,993,658 at September 30, 2004 and 2003, respectively. Interest earned on these funds were $2,505 and $2,359 for the nine months ended September 30, 2004 and 2003, respectively.

The Company utilized physical facilities and other services of ECCU. Charges of $82,429 and $82,986 for the nine months ended September 30, 2004 and 2003 respectively were made for these services and included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

Notes payable are substantially to members of ECCU.

 As a part of the Company's liquidity management, the Company from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. In each case, ECCU agreed to do so. However, ECCU is under no obligation to continue this practice. During the nine months ended September 30, 2004, loans in the amount of $12,555,255 were sold back to ECCU.

3. Notes receivable

The Company participates in church loans made by ECCU. Interest is at variable rates of interest; ranging from 4.50% to 9.625%, yielding a weighted average of 4.84%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $108,000 as of September 30, 2004. At September 30, 2003 the allowance for doubtful accounts was $82,500. The Company has not experienced a loan loss and, as of September 30, 2004 and 2003, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

 4. Line of credit - ECCU

The Company has an unsecured $5,000,000 line of credit with ECCU, of which $-0- was borrowed at September 30, 2004 and 2003.  Interest at September 30, 2004 and 2003 was 4.25% and 4.00%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

 5. Notes payable

MPIC has unsecured notes payable at September 30, 2004, as follows:

Total		Interest Rate
Special Offering	$ 26,025,708	2.02 - 7.58
National A-1 Offering	1,129,572	5.53 - 7.50
International Offering	235,520	2.17 - 6.69
National Alpha Offering	18,021,571	2.02 - 6.25
	____________
	$ 45,412,371
	===========

Future maturities at September 30 are as follows:

	2004	2003
2003	$ -	$19,569,899
2004	20,965,736	15,864,575
2005	15,262,387	5,095,868
2006	4,520,690	976,852
2007	1,146,092	1,005,864
2008	2,274,502	2,078,528
2009	1,242,964	-
	____________	____________
	$ 45,412,371	$ 44,591,586
	===========	===========

6. National Offering

In December 1997, the Company received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, the Company registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, the Company registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At September 30, 2004 and 2003, $1,129,572 and $1,441,577, respectively, were outstanding.

In July 2001, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, The Company registered $25,000,000 of the National Alpha notes. At September 30, 2004 and 2003, $18,021,571 and $18,955,744, respectively, were outstanding.