Form 10KSB
period 2004-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2005-03-31
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-4028LA

MINISTRY PARTNERS INVESTMENT CORPORATION

(Name of small business issuer in its charter)

California	33-0489154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

955 West Imperial Highway, Brea, California, 92822

(Address of principal executive offices) (Zip code)

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

YES [ X ]	NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ] Issuer's revenues for its most recent fiscal year: $2,326,763.

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

At December 31, 2004, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (check one):

YES [ X ]	NO [ ]

PART I

Item 1. Description of Business

The Company:

The Company, Ministry Partners Investment Corporation, is a California corporation, formed in October 1991. The Company was formed by ECCU, which owns all of the Company's outstanding common stock. See "BUSINESS OF THE COMPANY - ECCU and Its Relationship to the Company."  The Company is a taxable organization under both federal and California state law. ECCU is a mutual benefit corporation and is exempt from both federal and California state income taxes but is subject to taxes on unrelated business income.

The Company was organized for the purpose of providing funds for real property secured loans for the benefit of Evangelical churches and church organizations through funding provided to the Company by members of and persons associated with such churches and organizations. In accordance with its mission, the Company seeks to provide higher than average yields to its investors in relation to the yields it realizes on its mortgage loan investments and its operating, general, and administrative costs. The Company does not seek to maximize its profits from its lending activities. The Company's primary goal will be to continue to provide affordable secured loans to Evangelical churches and church organizations on a cost effective basis both for the Company and such borrowers.

The Company is one of the few institutions or agencies within the western United States organized to assist local evangelical Christian church congregations and organizations to provide financing for the acquisition, development and/or renovation of churches or church-related properties. Historically, through the sale of its debt securities to persons affiliated with Evangelical Christian churches and organizations, the Company has given these persons the opportunity to jointly and indirectly provide the organizations with financing, something they may not have been able to accomplish individually. To date, the Company has suffered no defaults under any of its mortgage loans nor has the Company defaulted on or been delinquent in the payment of any interest or principal on the notes it has sold to investors.

The Company's investments are financed by the sale of investor notes and through ECCU's investment in the Company's common stock. The Company's mortgage loan investments are facilitated through a warehouse credit line from ECCU in the amount of $5,000,000. This credit line, which the Company intends to maintain indefinitely, is subject to ECCU's standard commercial loan requirements, including blanket liens on the Company's assets. ECCU has agreed to subordinate this loan to the payment of its Class A-1 and Class Alpha Notes. There is no assurance that ECCU will be able to continue to provide this credit line to the Company in the future.

The Company currently employs three full-time persons. ECCU provides the Company with certain services for which ECCU charges the Company on a current basis.

Reports:

The Company is not required to and does not deliver annual reports to its security holders.

The Company is required to file such reports with the Securities and Exchange Commission (the "Commission") as it may be required to file pursuant to the Exchange Act by reason of Section 15(d) thereof. The Company is not otherwise subject to the information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith does not otherwise file reports, proxy statements and other information with the Commission. Any reports, proxy statements, and other information filed by the Company in accordance with the Exchange Act can be inspected and copied at the public reference maintained by the Commission at Room 1204, Judiciary Plaza, 450 Fifth Street NW, Washington, D.C. 20549 and Suite 1400, 5670 Wilshire Boulevard, 11th Floor, Los Angeles, California, 90036. Copies of such material can be obtained at prescribed rates from the public reference section of the Commission at 450 Fifth Street NW, Washington, D.C. 20549. Copies of such reports, proxy statements and other information concerning the Company may also be obtained from the Commission's website at www.sec.gov.

Item 2. Description of Property

The Company's business offices are located at 955 West Imperial Highway, Brea, California 92821. The Company's telephone number is 800-753-6742.

The Company currently rents its offices (approximately 1,200 square feet) from ECCU on a month-to-month basis for $2,160. ECCU provides the Company with certain services and the use of certain facilities for which ECCU charges the Company on a current basis. Presently, the amounts ECCU charges the Company in this regard are at the market rate for similar services and facilities charged by unrelated persons.

Item 3. Legal Preceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is not traded in any public market.

On February 25, 2002, the Company sold 200 shares of its Series A Preferred Stock to Telesis Community Credit Union, 9301 Winnetka Avenue, Chatsworth, CA 91311, at a cash price of $1,000 per share. On September 30, 2004, the Company sold 50 shares of its Series A Preferred Stock to Wescorp Federal Credit Union, 924 Overland Court, San Dimas, CA 91773, at a cash price of $1,000 per share. Additionally, on October 25, 2004, the Company sold 50 shares of its Series A Preferred Stock at a cash price of $1,000 per share to an individual investor in Brea, CA. The Company also sold 250 shares of it Series A Preferred Stock to an individual investor in Vista, CA at a cash price or $1,000 per share. The Company relied upon the exemption from Registration under Section 4(2) of the Securities Act of 1933 in making the sales.

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

Management intends to continue the Company's current liquidity plan which relies primarily on funds from operations, cash reserves and borrowings under the ECCU Credit Line to pay interest and principal on its debt securities on a timely basis. In addition, the Company has from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short term liquidity, in each case ECCU has agreed to do so. However, ECCU is under no obligation to continue this practice. Historically, the Company has experienced significant rates of reinvestment or renewal by its debt security investors upon maturity of their investments. These sources may not continue to provide sufficient funds from its ECCU Credit line and/or the sale or hypothecation of its mortgage loan investments, should additional funds be necessary to repay the Company's debt securities as they mature. Management bases this belief on the size and quality of the Company's mortgage loan investments, the availability of purchasers of those assets on a timely basis and a historic price (at or near par) paid for secured loans comparable to the Company's mortgage loan investments.

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

Results of Operations

Twelve Months Ended December 31, 2004 vs. Twelve Months Ended December 31, 2003

During the twelve months ended December 31, 2004, the Company had net income of $58,853 as compared to net income of $125,189 for the same twelve months ended December 31, 2003, a decrease in net income of $66,336. Interest income, net, for the period, was $785,788, a decrease of 4% from $814,481 for the twelve months ended December 31, 2003. The Company's cost of funds (i.e., interest expense) during the period decreased $20,517 (or 1%) to $1,540,975 for the twelve-month period ending December 31, 2003. The decrease is attributable to a decrease in offering rates over the same period in 2003. At December 31, 2004, the Company had outstanding debt securities (notes payable) of $46,161,457, up from $43,016,580 at December 31, 2003, an increase of 7%.

The Company's operating expenses for the twelve months ended December 31, 2004 increased to $625,636 from $543,812 for the same period ending December 31, 2003, an increase of 15%. This is attributable to increases in Marketing and Promotions, and an increase in Ministry Support for the Company over the same period in 2003.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2004 vs. Twelve Months Ended December 31, 2003

Net increase in cash during the twelve months ended December 31, 2004 was $4,727,102, compared to a net increase of $1,267,974 for the twelve months ended December 31, 2003. This increase of $3,459,128 was due to an increase in net cash provided by investing activities.

Net cash provided by operating activities totaled $84,589 for the twelve months ended December 31, 2004, an increase of $1,685 from $82,904 provided by operating activities during the twelve months ended December 31, 2003.

Net cash provided by investing activities totaled $1,157,650 during the twelve months ended December 31, 2004, compared to $11,777,313 used during the twelve months ended December 31, 2003, an increase in cash used of $12,934,963. This difference is primarily attributable to a decrease in cash used by net notes receivable (the difference between the purchase of notes receivable and principal payments received on notes receivable) during the twelve months ended December 31, 2004 as compared to the same period in 2003.

Net cash provided by financing activities totaled $3,484,863 for this twelve-month period in 2004, a decrease of $9,477,520 from $12,962,383 provided by financing activities during the twelve months ended December 31, 2003. This difference is primarily attributable to a decrease in cash provided by net borrowings on notes payable (the difference between principal payments made on notes payable and proceeds from borrowings on notes payable).

At December 31, 2004, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $6,189,901, up from $1,462,799 at December 31, 2003, an increase of $4,727,102.

Item 7. Financial Statements

The Balance Sheets, Statements of Income, Stockholders' Equity and Cash Flows for the twelve months ended December 31, 2004 and 2003 of Registrant (the "Company") are included following the Report of Independent Registered Public Accounting Firm below.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act set forth below are the Directors and Executive officers of the Company:

Name	Age	Position Held:
Mark G. Holbrook	55	Chairman of the Board, Chief Executive Officer
Stephen A. Ballas	55	President
Mark A. Johnson	47	Vice Chairman of the Board, Chief Financial Officer, Treasurer, Director
Van C. Elliott*	69	Director
Arthur G. Black	66	Director
Scott T. Vandeventer	48	Director
Shirley Bracken*	53	Director
Kenneth Von Rohr*	68	Director
* Denotes Independent Director

The following is a summary of the business experience of the officers and directors of the Company during the past five years.

MARK G. HOLBROOK has served as our chairman since our inception. Mr. Holbrook also serves as president and chief executive officer of ECCU. He began his career with ECCU in 1975 and has served as its president since 1984. ECCU currently has assets under management of over $1 billion and more than 13,000 members in 50 states and 100 foreign countries. Mr. Holbrook has served as Board Chairman of Christian Management Association. He received his Bachelor of Arts degree from Biola University in 1973 and has completed post-graduate studies in Chapman College.

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

MARK A. JOHNSON has served as chief financial officer, treasure, and a director since our inception. Mr. Johnson also serves as executive vice president of ECCU, a position he has held since June 1993. Prior to joining ECCU, Mr. Johnson served as vice president of a multi-company commercial warehousing/distribution organization and for six years served as president and chief executive officer of a subsidiary of the company. Prior to that, Mr. Johnson served as vice president/branch manager of a Southern California independent bank. Mr. Johnson has a Bachelor of Science degree in Business Administration from Biola University.

VAN C. ELLIOTT has served as director since 1994. He has served as director for ECCU since 1990. Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994 where he was responsible for the general administrative oversight of the association's activities. Since that time, he has been self-employed as a consultant, and is Vice President of Business Services for Dynamic Church Planting International. He received his Bachelor's and Master's degrees in mathematics and speech from Purdue University and spent seven years in the computer industry. Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the areas of Christian education and administration. He has completed post-graduate instruction at the College for Financial Planning. Mr. Elliott is a member of the Institute of Certified Financial Planners, Christian Estate Planners of California, Christian Management Association, and holds the professional designation of Certified Financial Planner.

ARTHUR G. BLACK has served as director since 1997. Mr. Black is currently Director of Ministry Support for Ambassador Advertising Agency. Prior to joining that firm in 1998, he had served as a ministry development officer at ECCU. Mr. Black was previously executive vice president of Truth For Life (1994-1996), a nationally-syndicated radio Bible teaching ministry. He held similar positions with the Biola Hour (1981-1991) and Solid Rock Radio (1991-1993), and he served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. Mr. Black has been in Christian ministry management since 1974. Prior to that, he held several corporate sales and marketing management positions and six years as owner/President of two consumer product/service companies. He is a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors. Mr. Black was elected to the Board of Directors to replace the seat previously held by Paul A. Kienel.

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

SHIRLEY M. BRACKEN has served as a director since June 2003. Ms. Bracken has owned and operated Shirley Bracken Consulting Services, a consulting firm providing services in the areas of communications, funding, development, and marketing non-profit organizations including schools since 1997. Ms. Bracken also worked for Carl Karcher Enterprises, Inc. of Anaheim, California which she first joined in 1983. At the time she left, Ms. Bracken served as that company's Vice-President, Communications/ Human Resources. Ms. Bracken has more than 15 years experience in employee communications, government affairs, media relations, crisis management, and community relations. Ms. Bracken holds a Bachelors Degree in Sociology from California State University, Fullerton, and has completed coursework towards an MBA at Claremont Graduate School.

KENNETH VON ROHR has served as director since August, 2004. Mr. Von Rohr has been an independent consultant since 2001, providing consultation services in construction management, space planning and facility management. Prior to that, he served as senior director, corporate services for World Vision, Inc. from 1973 to 2001. At the time he left World Vision, Inc., he was responsible for the acquisition, construction and maintenance of that organization's U.S. office properties. Mr. Von Rohr has served as a director of ECCU since 1984. He served in the U.S. Navy from 1959 to 1963. He holds a Bachelor of Arts degree from the University of Southern California.

The Company has no class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 10. Executive Compensation

Except for Mr. Ballas, none of the Company's officers or directors currently receives compensation from the Company. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on behalf of the Company.

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company during its fiscal year ended December 31, 2004, its fiscal year ended December 31, 2003 and its fiscal year ended December 31, 2002 by its Chief Executive Officer, and President. Mr. Ballas was appointed President of the Company by the Board of Directors effective May 1, 2000. Mr. Ballas replaced interim President and Board Member Van C. Elliott, who succeeded Mr. Garmo on January 3, 2000.

Except for Mr. Ballas, none of the Company's executive officers (the named Executive Officers) had total salary, plus bonus, exceeding $100,000 during this period.

Option/Warrant Grants in Current Fiscal Year:

No options, warrants or other rights to purchase securities of the Company have been issued.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year Ended	Salary(s)	Bonus (2)	Other Annual Compensation (3)	All Other Compensation (4)
Mark G. Holbrook,	2004	(1)	-0-	-0-	-0-
Chairman, Chief	2003	(1)	-0-	-0-	-0-
Executive Officer	2002	(1)	-0-	-0-	-0-
Stephen A. Ballas,	2004	$ 90,204	$ 22,385	$ 10,476	$23,908
President	2003	$ 86,320	$ 20,500	$ 4,800	$ 10,035
	2002	$ 86,100	$ 14,300	$ 4,800	$ 8,856

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

(2) An aggregate bonus amount of $22,385 was paid to Mr. Ballas for the Fiscal year 2004.

(3) Includes an automobile allowance of $10,476 for the Fiscal year 2004, paid by the Company for the benefit of Mr. Ballas.

(4) The Company contributed an aggregate amount of $9,234 for Mr. Ballas' retirement plan, $13,645 for medical benefits and $1,029 for life and disability insurance.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The Company has 125,000 shares of its common stock outstanding, all of which shares are owned by Evangelical Christian Credit Union, 955 West Imperial Highway, Brea, California 92821. The Company has 550 shares of its preferred stock outstanding which are owned by Telesis Community Credit Union, Wescorp Federal Credit Union, and individual investors. None of the Company's officers or directors beneficially owns any of the outstanding shares. The Company does not have outstanding options, warrants or convertible securities. There are no other rights to purchase equity securities other than as disclosed.

The Company has not authorized the issuance of any of its securities under an equity compensation plan.

Item 12. Certain Relationships and Related Transactions

As described elsewhere in this Memorandum, ECCU is the Company's sole shareholder. Since our inception, ECCU has provided us with a line of credit which, under its March 28, 2004 loan agreement, is currently a $5.0 million revolving credit line loan. The terms and conditions of this credit line, including the interest rates charged thereon, are the same as those charged by ECCU to its other commercial borrower. Pursuant to the Subordination Agreement, ECCU has agreed to subordinate repayment of its loans to us to certain classes of our debt securities. There is no assurance that in the future ECCU will not modify, reduce or terminate this credit line.

During the years ended December 31, 2004 and 2003, respectively, we purchased participation loans totaling $16,637,923 and $41,363,266 from ECCU. We recognized interest income on notes receivable from ECCU of $2,263,405 and $2,355,524 during the years ended December 31, 2004 and 2003, respectively.

The Company pays support charges for management services and rent to ECCU on a month-to-month basis. For the years ended December 31, 2004 and 2003, respectively, charges of $79,586 and $79,380 were paid for these services. The periodic changes are based on the fair market value of services provided. The Company also reimbursed ECCU $229,151 and $234,888, for the salaries and benefits of employees we used during the years ended December 31, 2004 and 2003.

Item 13. Exhibits and Reports on Form 8-K

Exhibits:

27 Financial Data Schedule (included)

Reports on Form 8-K:

None

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual report on Form 10-K, the Principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Item 15. (Reserved)

Item 16. Principal Accountant Fees and Services

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/   Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/   Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Report of Independent Registered Public Accounting Firm

Board of Directors

Ministry Partners Investment Corporation

We have audited the accompanying balance sheets of Ministry Partners Investment Corporation as of December 31, 2004 and 2003, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ TURNER, WARREN, HWANG & CONRAD

TURNER, WARREN, HWANG & CONRAD

ACCOUNTANCY CORPORATION

Burbank, California

February 18, 2005

MINISTRY PARTNERS INVESTMENT CORPORATION

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Current Assets
Cash	$6,189,901	$1,462,799
Notes receivable, net of allowance for losses of $114,000	1,123,498	4,497,014
Loans receivable	991,468	349,273
Interest receivable	125,497	175,972
Prepaid income taxes	39,861	-
Prepaid expenses	27,664	18,733
Total Current Assets	8,497,889	6,503,791
Other Assets
Notes receivable	39,844,426	38,307,455
Loans receivable	62,191	63,026
Property and equipment, net of accumulated depreciation	13,240	320
Total Other Assets	39,919,857	38,370,801

Total Assets	$48,417,746	$44,874,592
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$57,513	$45,632
Notes payable - current portion	36,105,134	33,063,632
Income taxes payable	-	12,443
Total Current Liabilities	36,162,647	33,121,707
Long-term Liabilities
Notes payable	46,161,457	43,016,580
Less current portion	(36,105,134)	(33,063,632)
Total Long-term Liabilities	10,056,323	9,952,948

Commitments and contingent liabilities	-	-
Stockholders' Equity
Preferred stock, 5,000 shares authorized; 550 shares issued and outstanding, no par value (liquidation preference value of $1,000 per share)	550,000	200,000
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	398,776	349,937
Total Stockholders' Equity	2,198,776	1,799,937

Total Liabilities and Stockholders' Equity	$48,417,746	$44,874,592

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF INCOME

FOR THE YEARS END DECEMBER 31, 2004 AND 2003

	2004	2003
INTEREST INCOME
Notes receivable and loans receivable	$2,322,854	$2,372,887
Interest-bearing accounts	3,909	3,086
Total Interest Income	2,326,763	2,375,973

INTEREST EXPENSE
Line of credit	18,169	6,779
Notes payable	1,522,806	1,554,713
Total Interest Expense	1,540,975	1,561,492

NET INTEREST INCOME	785,788	814,481

PROVISION FOR NOTES RECEIVABLE LOSSES	24,000	30,000

NET INTEREST INCOME AFTER PROVISION FOR NOTES RECEIVABLE LOSSES	761,788	784,481
NON-INTEREST INCOME	-	1,516

NON-INTEREST EXPENSES
Salaries and benefits	263,611	271,231
Marketing and promotion	110,750	73,417
Office occupancy	30,232	31,285
Office operations	116,614	105,732
Legal and accounting	34,429	50,147
Ministry support	70,000	12,000
Total Non-Interest Expenses	625,636	543,812

INCOME BEFORE PROVISION FOR INCOME TAXES	136,152	242,185
Provision for income taxes	77,299	116,996
NET INCOME	$58,853	$125,189

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Preferred Stock	Common Stock	Retained Earnings	Total
Balances, December 31, 2002	$-	$1,250,000	$230,721	$1,480,721
Issuance of preferred stock	200,000	-	-	200,000
Net income	-	-	125,189	125,189
Dividends	-	-	(5,973)	(5,973)
Balances, December 31, 2003	200,000	1,250,000	349,937	1,799,937
Issuance of preferred stock	350,000	-	-	350,000
Net income	-	-	58,853	58,853
Dividends	-	-	(10,014)	(10,014)
Balances, December 31, 2004	$550,000	$1,250,000	$398,776	$2,198,776

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,853	$125,189
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	615	737
Provision for notes receivable losses	24,000	30,000
(Increase) decrease in accrued interest receivable	50,475	(27,466)
Increase in prepaid income taxes	(39,861)	-
(Increase) decrease in prepaid expenses	(8,931)	10,477
Increase (decrease) in accounts payable	11,881	(322)
Decrease in income taxes payable	(12,443)	(55,711)
Net cash provided by operating activities	84,589	82,904

CASH FLOWS FROM INVESTING ACTIVITIES
Loans made	(648,868)	(347,884)
Principal payments received on loans receivable	7,508	-
Purchase of notes receivable	(16,637,923)	(41,363,266)
Proceeds from sales and maturities and principal payments received on notes receivable	18,450,468	29,934,440
Purchase of property and equipment	(13,535)	(603)
Net cash provided (used) by investing activities	1,157,650	(11,777,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on line of credit	5,500,000	10,519,600
Amounts paid on line of credit	(5,500,000)	(10,519,600)
Principal payments made on notes payable	(21,706,778)	(15,531,259)
Proceeds from borrowings on notes payable	24,851,655	28,299,615
Proceeds from sale of preferred stock	350,000	200,000
Dividends paid on preferred stock	(10,014)	(5,973)
Net cash provided by financing activities	3,484,863	12,962,383

Net increase in cash and cash equivalents	4,727,102	1,267,974
Cash at beginning of year	1.462,799	194,825
Cash at end of year	$6,189,901	$1,462,799
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,540,975	$1,561,492
Income taxes paid	117,160	172,707

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Ministry Partners Investment Corporation was incorporated in California in 1991 and is a subsidiary of Evangelical Christian Credit Union (ECCU). The company provides funds for real property secured loans for the benefit of Evangelical churches and church organizations through funding provided by members of and persons associated with such churches and organizations. The company's offices, as well as those of its loan origination source, ECCU, are located in the state of California. Nearly all of the business and operations of the company currently are conducted in California and its mortgage loan investments are concentrated in California.

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

Reclassifications: Certain account reclassification have been made to the financial statements of the prior year in order to conform to classifications used in the current year.

NOTE 2 - RELATED PARTY TRANSACTIONS

The company maintains all its funds at ECCU. Total funds held with ECCU at December 31, 2004 and 2003 were $6,139,686 and $1,462,799, respectively. Interest earned on these funds for the years ended December 31, 2004 and 2003 were $3,794 and $3,086, respectively.

The company, as part of its investment strategy, purchases an interest in participation loans offered for sale by ECCU. The company purchased participation loans totaling $16,637,923 and $41,363,266 from ECCU and received no fee income from ECCU during the years ended December 31, 2004 and 2003, respectively. The company recognized interest income on notes receivable from ECCU of $2,263,405 and $2,355,524 during the years ended December 31, 2004 and 2003, respectively.

The company pays support charges for management services and rent to ECCU on a month-to-month basis. Charges of $79,586 and $79,380 were paid for these services for the years ended December 31, 2004 and 2003, respectively. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 2 - RELATED PARTY TRANSACTIONS (CONTINUED)

The company reimburses ECCU for salaries and benefits of employees. The amounts reimbursed for the years ended December 31, 2004 and 2003 were $229,151 and $234,888, respectively.

The company had $44,835 and $34,782 due to ECCU at December 31, 2004 and 2003, respectively.

NOTE 3 - NOTES RECEIVABLE

The notes receivable are backed by loan participation agreements secured by loans originated by ECCU to various churches and related organizations to finance facilities. Loan maturities extend through 2008. The notes earn interest at rates between 3.00% and 9.63%, with a weighted average yield of 4.89%.

The company maintains allowance for notes receivable losses of $114,000. The company has no experience of loan loss and, as of December 31, 2004, none of the loans are impaired. Management believes all of the notes are adequately secured and the allowance is adequately maintained.

NOTE 4 - LINE OF CREDIT

The company has an unsecured $5,000,000 line of credit with ECCU that expires March 31, 2005. There were no outstanding borrowings as of December 31, 2004 and 2003. The interest rate at December 31, 2004 was 4.75%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal. Interest of $18,169 and $6,779 was paid to ECCU during the years ended December 31, 2004 and 2003, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

Loan Commitments

The Company entered into a Non-recourse Letter of Credit Participation Agreement with ECCU on April 1, 2004. The Company is committed to 30% of a $10,000,000 letter of credit for Colorado Christian University. As of December 31, 2004, the Company had an outstanding commitment of $3,000,000.

NOTE 6 - NOTES PAYABLE

A summary of unsecured promissory notes payable at December 31 is as follows:

	2004	2003	Interest Rate at December 31, 2004
Public Offering Notes - Class A-1	1,036,276	1,244,139	5.53% to 7.50%
Public Offering Notes - Alpha Class	17,606,067	17,736,292	2.10% to 6.25%
Special Offering Notes	27,265,109	23,918,491	2.43% to 7.58%
International Notes	254,005	117,658	2.17% to 6.69%
	$46,161,457	$43,016,580

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 6 - NOTES PAYABLE (CONTINUED)

Notes payable are primarily to members of ECCU.

The following are maturities of notes payable for each of the next five years:

Year Ending December 31,
2005	$36,209,507
2006	4,744,551
2007	1,237,270
2008	2,259,953
2009	1,710,176
$46,161,457

The Class A-1 and Alpha Class Notes contain covenants pertaining to limitation on restricted payment, maintenance of tangible net worth, limitation of issuance of additional notes and incurrence of indebtedness. Both classes require that the company maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $2,000,000. The company is not permitted to issue any Class A-1 and Alpha Class Notes if, after giving effect to such issuance, the Class A-1 and Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $10,000,000 and $20,000,000 respectively. The company's other indebtedness, as defined in the Loan and Standby Agreement, is not to exceed $750,000 outstanding at any time while any Class A-1 or Alpha Class Note is outstanding. The company was in compliance with these covenants as of December 31, 2004

NOTE 7 - PUBLIC OFFERING

In December 1997, the Company received approval from the SEC to offer $25,000,000 of Class A-1 unsecured promissory notes nationwide. In December 1997, the Company registered $15,000,000 of the Class A-1 Notes. By November 29, 1999, $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30, 1999, the Company registered another $12,500,000 of the Class A-1 Notes. Class A-1 Notes totaling $1,036,276 and $1,244,139 were outstanding at December 31, 2004 and 2003 respectively.

In July 2001, the company received approval from the SEC to offer $50,000,000 of Alpha class unsecured promissory notes nationwide. In July 2001, the company registered $25,000,000 of the Alpha Class Notes. Alpha Class Notes totaling $17,606,067 and $17,736,292 were outstanding at December 31, 2004 and 2003, respectively.

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 8 - PREFERRED STOCK

The company has 550 shares of Series A, non-voting, non-transferrable cumulative preferred stock outstanding. The number of shares in the Series A Preferred Shares is 5,000. The liquidation preference of the Series A Preferred Stock is $1,000 per share. Each share is entitled to receive a quarterly cash dividend equal to a percentage of the liquidation preference which percentage equals the greater of 150 basis points higher than the London Bank Inter-Bank Offer Rate (LIBOR) for six months in effect on the last day of the calendar quarter for which the dividend is to be declared or 5% per annum. Under a redemption provision, the company, at its sole election, at any time after December 31, 2006, may redeem any shares of Series A Preferred Stock for cash, in whole or in part, for an amount equal to the liquidation preference of each share of Series A Preferred Stock redeemed, plus any accrued and unpaid dividends on such shares, whether or not declared.

NOTE 9 - INCOME TAXES

Federal income and state franchise taxes for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Federal income taxes	$54,181	$85,693
State franchise taxes	23,118	31,303
Tax expense	$77,299	$116,996

NOTE 10 - PENSION PLAN

Employees of the company participate in ECCU's defined benefit contribution plan that includes two components: a 401(k) plan and a profit-sharing plan.

401(k): Employees are eligible upon hired date, no minimum service is required and the minimum age is twenty-one. Each employee may elect voluntary contributions not to exceed 15% of salary. The plan has a matching program, the percent of which is annually determined by the board of directors. Contributions for the plan years ended December 31, 2004 and 2003 were $8,592 and $7,021, respectively

Profit-sharing: The profit-sharing plan is for all employees who, at the end of the calendar year, are at least twenty-one years old, still employed, and have at least 1,000 hours of service during the latest accrual period. The amount annually contributed on behalf of each qualified employee is determined by the board of directors, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the credit union's annual contribution. Contributions for the plan years ended December 31, 2004 and 2003 were $7,510 and $5,837, respectively.

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly. The aggregate fair value amounts presented do not represent the underlying value of the company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

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

Off-Balance-Sheet Instruments: The fair value for the company's loan commitments is the carrying amount.

The estimated fair value of the company's financial instruments at December 31, are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,189,901	$6,189,901	$1,462,799	$1,462,799
Notes and loans receivable	42,021,583	47,134,000	43,216,768	45,040,000
Financial liabilities
Notes payable	46,161,457	46,162,000	43,016,580	43,328,000
Unrecognized financial instruments:
Commitments to extend credit	-	3,000,000	-	-