Form 10QSB
period 2005-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2005-05-12
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At March 31, 2005, registrant had issued and outstanding 550 shares of its no par value preferred stock. No market value exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $550,000.

At March 31, 2005 registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the common stock.  Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):

YES [ ]	NO [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of March 31, 2005 and 2004, Statements of Operations for the three months ended March 31, 2005 and 2004, and Statements of Cash Flows for the three months ended March 31, 2005 and 2004 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the three months ended March 31, 2005 and 2004 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

During the three months ended March 31, 2005, the Company had net loss of $30,683 as compared to net income of $42,931 for the same three months ended March 31, 2004, a decrease in net income of $73,614. This decrease is attributable primarily to an increase in operating expense over the same period last year. Net interest income after provision for notes receivable losses decreased to $143,420 a decrease of $68,827 (or 32%) from $212,257 for the three months ended March 31, 2004. This decrease is attributable primarily to a decrease in the weighted average yield of notes receivable and an increase in weighted average cost of notes payable. The Company's cost of funds (i.e., interest expense) during this period increased $51,719 or 14%; i.e., $424,001 for the three months ended March 31, 2005 as compared to $372,282 for the three months ended March 31, 2004. This increase is attributable to an increase in the weighted average cost of notes payable. At March 31, 2005, the Company had outstanding debt securities (notes payable) of $46,653,951, down from $46,893,923 at March 31, 2004, a decrease of 1%.

The Company's operating expenses for the three months ended March 31, 2005 increased to $197,137 from $128,897 for the same period ended March 31, 2004, an increase of 53%.

Liquidity and Capital Resources

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Net decrease in cash during the three months ending March 31, 2005 was $4,857,751, compared to a net increase of $161,153 for the three months ended March 31, 2004, a decrease of $5,018,904. Net cash used by operating activities totaled $94,336 for the three months ended March 31, 2005, a decrease in net cash provided by operating activities of $164,284 over $69,948 provided by operating activities during the three months ended March 31, 2004. This difference is attributable primarily to increases in accrued interest receivable and income tax benefits and a decrease in income taxes payable over the same period in 2004.

Net cash used by investing activities totaled $5,252,435 during the three months ended March 31, 2005, compared to $3,783,617 used during the three months ended March 31, 2004, an increase in cash used of $1,468,576 or 39%. This increase is attributable to an increase in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the three months ended March 31, 2005 as compared to the same period in 2004.

Net cash provided by financing activities totaled $488,778 for this three month period in 2005, a decrease of $3,386,044, or 87%, from $3,874,822 provided by financing activities during the three months ended March 31, 2004. This difference is attributable to a decrease in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) during the three months ended March 31, 2005 as compared to the same period in 2004.

At March 31, 2005, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $1,332,150, down from $1,623,952 at March 31, 2004, a decrease of $291,802.

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

Dated: May 12, 2005 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended March 31, 2005 and 2004

BALANCE SHEETS

	March 31,
	2005	2004
ASSETS:
Cash - ECCU	$1,332,150	$1,623,952
Loans receivable	725,614	735,532
Notes receivable	46,662,162	46,344,915
Allowance for notes receivable losses	(120,000)	(96,000)
Interest receivable	163,969	191,439
Prepaid offering expense	20,736	3,407
Prepaid expenses	60,626	9,856
Income tax benefit	19,273	-
Furniture, fixtures & equipment (net)	10,483	-
	____________	____________
Total assets	$ 48,875,013	$ 48,813,101
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 3,256	$ 3,022
Salaries payable	12,116	8,075
Accrued PTO Benefits	7,809	5,577
Accrued expenses - ECCU	33,504	21,868
Notes payable	46,653,951	46,893,923
Income taxes payable	-	40,289
	____________	____________
Total liabilities	46,710,636	46,972,754
	____________	____________
Stockholders' Equity:
Preferred stock, 5,000 shares authorized; 550 shares issued and outstanding, no par value	550,000	200,000
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	364,377	390,347
	____________	____________
Total stockholders' equity	2,164,377	1,840,347
	____________	____________
Total liabilities and stockholders' equity	$ 48,875,013	$ 48,813,101
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Three months ended March 31,
	2005	2004
Income:
Interest income:
Notes receivable and loans receivable	$ 561,532	$ 589,425
Interest-bearing accounts	11,889	1,114
	____________	____________
Total Interest Income	573,421	590,539
	____________	____________
Interest expense:
Notes payable	424,001	372,282
	____________	____________
Total interest Expense	424,001	372,282
	____________	____________
Net interest income	149,420	218,257
	____________	____________
Provision for notes receivable losses	6,000	6,000
	____________	____________
Net interest income after provision for notes receivable losses	143,420	212,257
	____________	____________
Other Income	3,761	-
Operating expenses:
Salary and benefits	90,508	64,053
Marketing and promotion	31,940	17,332
Office operations	32,520	31,645
Legal and accounting	13,668	12,867
Ministry support	28,501	3,000
	____________	____________
Total operating expenses	197,137	128,897
	____________	____________
Income (loss) before taxes	(49,956)	83,360
Provision for income taxes (benefit)	(19,273)	40,429
	____________	____________
Net income (loss)	(30,683)	42,931

Retained earnings, beginning	398,775	349,937
Dividends	(3,716)	(2,521)
	____________	____________
Retained earnings, ending	$ 364,377	$ 390,347
	===========	===========
Earnings per share	(0.25)	0.34

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) Adjustments to reconcile net income (loss) to net cash provided by operation activities	$ (30,683)	$ 42,931

Depreciation and amortization	2,757	10,258
Provision for notes receivable	6,000	6,000
Increase in accrued interest receivable	(38,472)	(15,467)
(Increase) decrease in prepaid expenses	(13,837)	5,470
Increase in income taxes benefit	(19,273)	-
Increase (decrease) in accounts payable	(828)	(7,090)
Increase in income taxes payable	-	27,846
	____________	____________
Net cash provided (used) by operating activities	(94,336)	69,948
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans receivable	-	(325,000)
Principal payments received on loans receivable	3,045	1,767
Purchase of notes receivable	(6,348,590)	(5,775,889)
Principal payments received on notes receivable	768,352	2,325,443
Purchase of property and equipment	-	(9,938)
Proceeds from sale of loan receivable	325,000	-
	____________	____________
Net cash used by investing activities	(5,252,193)	(3,783,617)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments made on notes payable	(6,458,112)	(5,223,198)
Proceeds from borrowings on notes payable	6,950,606	9,100,541
Payment of cash dividends	(3,716)	(2,521)
	____________	____________
Net cash provided by financing activities	488,778	3,874,822
	____________	____________
Net increase (decrease) in cash	(4,857,751)	161,153
Cash at beginning	6,189,901	1,462,799
	____________	____________
Cash and cash equivalents at end	$1,332,150	$1,623,952
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

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

2. Related party transactions

The Company maintains most of its funds at the parent, ECCU. Total funds held with ECCU were $1,281,751 and $1,623,952 at March 31, 2005 and 2004, respectively. Interest earned on these funds were $11,706 and $1,116 for the three months ended March 31, 2005 and 2004, respectively.

The Company utilized physical facilities and other services of ECCU. Charges of $23,993 and $20,994 for the three months ended March 31, 2005 and 2004 respectively were made for these services and included in office operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

Notes payable are substantially to members of ECCU.

As a part of the Company's liquidity management, the Company from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. In each case, ECCU agreed to do so. However, ECCU is under no obligation to continue this practice. During the three months ended March 31, 2005, a loan in the amount of $325,000 was sold back to ECCU.

3. Notes receivable

The Company participates in church loans made by ECCU. Interest is at variable rates of interest; ranging from 3.375% to 9.625%, yielding a weighted average of 4.946%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $120,000 as of March 31, 2005. At March 31, 2004 the allowance for doubtful accounts was $96,000. The Company has not experienced a loan loss and, as of March 31, 2005 and 2004, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

 4. Line of credit - ECCU

The Company has an unsecured $5,000,000 line of credit with ECCU, of which $0 was borrowed at March 31, 2005 and 2004.  Interest at March 31, 2005 and 2004 was 5.25% and 4.000%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

 5. Notes payable

MPIC has unsecured notes payable at March 31, 2005, as follows:

Total		Interest Rate
Special Offering	30,084,150	2.48% - 7.58%
National A-1 Offering	830,416	2.53% - 7.50%
International Offering	298,365	2.31% - 5.50%
National Alpha Offering	15,441,020	2.13% - 6.25%
	____________
	46,653,951
	===========

Future maturities at March 31 are as follows:

	2005	2004
2004	$ -	$31,626,060
2005	31,734,752	8,140,182
2006	6,414,032	3,328,891
2007	2,802,014	950,264
2008	2,153,828	2,247,073
2009	1,644,824	601,453
2010	1,904,501	-
	____________	____________
	$ 46,653,951	$ 46,893,923
	===========	===========

6. National Offering

In December 1997, the Company received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, the Company registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30,1999, the Company registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At March 31, 2005 and 2004, $15,441,020 and $1,253,833, respectively, were outstanding.

In July 2001, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, The Company registered $25,000,000 of the National Alpha notes. At March 31, 2005 and 2004, $12,733,282 and $17,799,732, respectively, were outstanding.