Form 10QSB
period 2005-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2005-08-11
CIK 944130

!-- /* Style Definitions */ p.MsoNormal, li.MsoNormal, div.MsoNormal {margin:0in; margin-bottom:.0001pt; font-size:12.0pt; font-family:"Times New Roman";} a:link, span.MsoHyperlink {color:blue; text-decoration:underline;} a:visited, span.MsoHyperlinkFollowed {color:purple; text-decoration:underline;} p {margin-right:0in; margin-left:0in; font-size:12.0pt; font-family:"Times New Roman";} @page Section1 {size:8.5in 11.0in; margin:1.0in 1.25in 1.0in 1.25in;} div.Section1 {page:Section1;} -->

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At June 30, 2005, registrant had issued and outstanding 550 shares of its no par value preferred stock. No market value exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $550,000.

At June 30, 2005 registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the common stock.  Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):

YES [ ]	NO [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of June 30, 2005 and 2004, Statements of Operations for the six months ended June 30, 2005 and 2004, and Statements of Cash Flows for the six months ended June 30, 2005 and 2004 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

During the six months ended June 30, 2005 the Company had net loss of $41,055 as compared to net income of $109,796 for the same six months ended June 30, 2004, a decrease in net income of $150,851. This decrease is attributable primarily to an increase in total office operations expenses and interest expense over the same period last year. Net interest income after provision for notes receivable losses decreased to $278,332 a decrease of $168,376 (or 38%) from $446,708 for the six months ended June 30, 2004. This decrease is attributable primarily to an increase in the weighted average cost of notes payable. The Company's cost of funds (i.e., interest expense) during this period increased $131,020 or 17%; i.e., $893,309 for the six months ended June 30, 2005 as compared to $762,289 for the six months ended June 30, 2004. This increase is attributable to an increase in the weighted average cost of notes payable. At June 30, 2005, the Company had outstanding debt securities (notes payable) of $49,307,679, up from $46,566,548 at June 30, 2004, an increase of 6%.

The Company's operating expenses for the six months ended June 30, 2005 increased to $344,912 from $236,561 for the same period ended June 30, 2004, an increase of 46%.

Liquidity and Capital Resources

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Net decrease in cash during the six months ending June 30, 2005 was $5,420,344, compared to a net decrease of $834,313 for the six months ended June 30, 2004, a decrease of $4,586,031. Net cash used by operating activities totaled $95,453 for the six months ended June 30, 2005, a decrease in net cash provided by operating activities of $273,511 over $178,058 provided by operating activities during the six months ended June 30, 2004. This difference is attributable primarily to increases in accrued interest receivable and income tax benefit and a decrease in income taxes payable over the same period in 2004.

Net cash used by investing activities totaled $8,460,615 during the six months ended June 30, 2005, compared to $5,057,325 used during the six months ended June 30, 2004, an increase in cash used of $3,403,290 or 67%. This increase is attributable to an increase in net notes receivable (purchase of notes receivable minus payments received on notes receivable) during the six months ended June 30, 2005 as compared to the same period in 2004.

Net cash provided by financing activities totaled $3,135,724 for this six month period in 2005, a decrease of $909,230, or 22%, from $4,044,954 provided by financing activities during the six months ended June 30, 2004. This difference is attributable to a decrease in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable) during the six months ended June 30, 2005 as compared to the same period in 2004.

At June 30, 2005, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $769,557, up from $628,486 at June 30, 2004, an increase of $141,071.

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

Dated: August 11, 2005 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

For the quarters ended June 30, 2005 and 2004

BALANCE SHEETS

	June 30,
	2005	2004
ASSETS:
Cash	$ 769,557	$ 628,486
Loans receivable	1,382,381	733,069
Notes receivable	49,213,688	47,618,130
Allowance for notes receivable losses	(126,000)	(102,000)
Interest receivable	173,479	152,968
Prepaid offering expense	22,083	4,607
Prepaid expenses	36,862	15,764
Income tax benefit	52,674	-
Furniture, fixtures & equipment (net)	10,335	2,661
	____________	____________
Total assets	$ 51,535,059	$ 49,053,685
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 6,787	$ 6,044
Salaries payable	7,603	4,969
FICA withheld	376	-
Accrued PTO Benefits	5,641	7,398
Accrued expenses - ECCU	59,750	22,375
Line of credit - ECCU	-	500,000
Notes payable	49,307,679	46,566,548
Income taxes payable	-	41,632
	____________	____________
Total liabilities	49,387,836	47,148,966
	____________	____________
Stockholders' Equity:
Preferred stock, 5,000 shares authorized; 550 shares issued and outstanding, no par value	550,000	200,000
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	347,223	454,719
	____________	____________
Total stockholders' equity	2,147,223	1,904,719
	____________	____________
Total liabilities and stockholders' equity	51,535,059	$ 49,053.685
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Six months ended June 30,
	2005	2004
Income:
Interest income:
Notes receivable and loans receivable	$ 1,168,855	$ 1,219,381
Interest-bearing accounts	14,786	1,616
	____________	____________
Total Interest Income	1,183,641	1,220,997
	____________	____________
Interest expense:
Line of credit	-	17,596
Notes payable	893,309	744,693
	____________	____________
Total Interest Expense	893,309	762,289
	____________	____________
Net interest income	290,332	458,708
	____________	____________
Provision for notes receivable losses	12,000	12,000
	____________	____________
Net interest income after provision
for notes receivable losses	278,332	446,708
	____________	____________
Other Income	11,511	-
Operating expenses:
Salary and benefits	150,545	132,424
Marketing and promotion	62,328	25,670
Office operations	72,404	51,862
Legal and accounting	27,633	20,605
Ministry support	32,002	6,000
	____________	____________
Total operating expenses	344,912	236,561
	____________	____________
Income (loss) before taxes	(55,069)	210,147
Provision (benefit) for income taxes	(14,014)	100,351
	____________	____________
Net income (loss)	(41,055)	109,796

Retained earnings, beginning	398,775	349,937
Dividends	(10,497)	(5,014)
	____________	____________
Retained earnings, ending	$ 347,223	$ 454,719
	===========	===========
Earnings per share	(0.33)	0.88

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) Adjustments to reconcile net income (loss) to net cash provided by operation activities	$ (41,055)	$ 109,796

Depreciation and amortization	3,034	10,553
Provision for notes receivable	12,000	12,000
(Increase) decrease in accrued interest receivable	(47,982)	23,004
Increase in income tax benefit	(52,674)	-
(Increase) decrease in prepaid expenses	8,580	(1,638)
Increase (decrease) in accounts payable	22,644	(4,846)
Increase in income taxes payable	-	29,189
	____________	____________
Net cash provided (used) by operating activities	$ (95,453)	$ 178,058
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans receivable	$ (1,000,000)	$ (325,000)
Principal payments received on loans receivable	346,278	4,230
Purchase of notes receivable	(12,170,851)	(14,105,707)
Principal payments received on notes receivable	4,039,087	5,929,479
Purchase of property and equipment	(129)	(12,894)
Proceeds from sale of notes receivable	-	3,452,567
Proceeds from sale of loan receivable	325,000	-
	____________	____________
Net cash used by investing activities	$ (8,460,615)	$ (5,057,325)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	-	$ 5,500,000
Amounts paid on the LOC	-	(5,000,000)
Principal payments made on notes payable	(11,438,484)	(10,649,044)
Proceeds from borrowings on notes payable	14,584,706	14,199,012
Payment of cash dividends	(10,498)	(5,014)
	____________	____________
Net cash provided by financing activities	$ 3,135,724	$ 4,044,954
	____________	____________
Net decrease in cash	$ (5,420,344)	$ (834,313)
Cash and cash equivalents at beginning	6,189,901	1,462,799
	____________	____________
Cash at end	$ 769,557	$ 628,486
	===========	===========

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

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

2. Related party transactions

The Company maintains most of its funds at the parent, ECCU. Total funds held with ECCU were $718,917 and $628,486 at June 30, 2005 and 2004, respectively. Interest earned on these funds were $14,362 and $1,616 for the six months ended June 30, 2005 and 2004, respectively.

The Company utilized physical facilities and other services of ECCU. Charges of $73,213 and $28,757 for the six months ended June 30, 2005 and 2004 respectively were made for these services and included in office operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

Notes payable are substantially to members of ECCU.

As a part of the Company's liquidity management, the Company from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. In each case, ECCU agreed to do so. However, ECCU is under no obligation to continue this practice. During the six months ended June 30, 2005, a loan in the amount of $325,000 was sold back to ECCU.

3. Notes receivable

The Company participates in church loans made by ECCU. Interest is at variable rates of interest; ranging from 3.875% to 9.625%, yielding a weighted average of 5.048%. ECCU services these loans, charging a service fee.

An allowance for doubtful accounts has been established for notes receivable of $126,000 as of June 30, 2005. At June 30, 2004 the allowance for doubtful accounts was $102,000. The Company has not experienced a loan loss and, as of June 30, 2005 and 2004, none of the loans are impaired. Management believes all of the notes are adequately secured and fully collectible.

 4. Line of credit - ECCU

The Company has an unsecured $5,000,000 line of credit with ECCU, of which $0 was borrowed at June 30, 2005 and $500,000 was borrowed at June 30, 2004.  Interest at June 30, 2005 and 2004 was 5.75% and 4.000%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

 5. Notes payable

MPIC has unsecured notes payable at June 30, 2005, as follows:

Total		Interest Rate
Special Offering	$ 29,826,953	2.75 - 7.58
National A-1 Offering	709,727	5.53 - 7.41
International Offering	314,717	2.78 - 5.50
National Alpha Offering	18,456,282	2.56 - 6.25
	____________
	$ 49,307,679
	===========

Future maturities at June 30 are as follows:

	2005	2004
2004	$ -	$ 29,578,705
2005	29,980,824	9,387,536
2006	8,454,804	3,647,657
2007	3,945,157	957,372
2008	2,168,041	2,259,820
2009	1,658,109	735,458
2010	3,100,744	-
	____________	____________
	$ 49,307,679	$ 46,566,548
	===========	===========

6. National Offering

In December 1997, the Company received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A1 unsecured notes payable nation wide. In December 1997, the Company registered $15,000,000 of the National A1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30, 1999, the Company registered another $12,500,000 of the National A1 offering. This offering has been completely sold. At June 30, 2005 and 2004, $709,727 and $1,190,906, respectively, were outstanding.

In July 2001, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nation wide. In July 2001, The Company registered $25,000,000 of the National Alpha notes.  This offering has been completely sold.  At June 30, 2005 and 2004, $13,096,394 and $18,924,973, respectively, were outstanding.

In April 2005, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nationwide.  In April 2005, the Company registered $50,000,000 of the National Alpha notes.  At June 30, 2005, $5,359,888 was outstanding.