Form 10QSB
period 2005-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2005-11-09
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

At September 30, 2005, registrant had issued and outstanding 550 shares of its no par value preferred stock. No market value exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $550,000.

At September 30, 2005 registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the common stock.  Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):

YES [ ]	NO [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The attached Balance Sheets as of September 30, 2005 and 2004, Statements of Operations for the nine months ended September 30, 2005 and 2004, and Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the results for the full year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

During the nine months ended September 30, 2005 the Company had net loss of $29,266 as compared to net income of $114,642 for the same nine months ended September 30, 2004, a decrease in net income of $143,908. This decrease is attributable primarily to an increase in interest expense over the same period last year. In order to manage the Company's asset and liability mix, management increased the offering rates on longer-term notes payable to encourage the investment of investor dollars for longer periods of time.  Net interest income after provision for notes receivable losses decreased to $428,412, a decrease of $193,835 (or 31%) from $622,247 for the nine months ended September 30, 2004. This decrease is attributable primarily to a increase in the weighted average cost of notes payable. The Company's cost of funds (i.e., interest expense) during this period increased $239,453 or 21%; i.e., $1,389,712 for the nine months ended September 30, 2005 as compared to $1,150,012 for the nine months ended September 30, 2004. At September 30, 2005, the Company had outstanding debt securities (notes payable) of $48,741,024, up from $45,412,371 at September 30, 2004, an increase of 7%.

The Company's operating expenses for the nine months ended September 30, 2005 increased to $489,179 from $405,566 for the same period ended September 30, 2004, an increase of 21%. The increase was caused primarily by a rise in marketing and promotional expense due to an increase in the cost of Marketing Services from ECCU, and a rise in legal and accounting expenses due to the issuance of a new prospectus for 2005.

Liquidity and Capital Resources

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Net decrease in cash during the nine months ending September 30, 2005 was $4,831,865, compared to a net increase of $2,051,930 for the nine months ended September 30, 2004, a decrease of $6,883,795. Net cash used by operating activities totaled $87,469 for the nine months ended September 30, 2005, compared to net cash provided by operating activities of $194,745. This difference is attributable primarily to an increase in accrued interest receivable and a decline in earnings over the same period in 2004.

Net cash used by investing activities totaled $7,306,474 during the nine months ended September 30, 2005, compared to $581,106 used during the nine months ended September 30, 2004, an increase in cash used of $6,725,368. This increase is primarily attributable to an increase in purchases of notes receivable.

Net cash provided by financing activities totaled $2,562,078 for this nine month period in 2005, an increase of $123,786, or 5%, from $2,438,292 provided by financing activities during the nine months ended September 30, 2004. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable).

At September 30, 2005, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $1,358,036, down from $3,514,729 at September 30, 2004, a decrease of $2,156,693.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's President and its Principal Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e) as of the end of the period covered by this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the President and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred in the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: November 9, 2005 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

Financial Statements

As of and for the Nine Months Ended September 30, 2005 and 2004

BALANCE SHEETS

(Unaudited)

	September 30,
	2005	2004
ASSETS:
Cash - ECCU	$ 1,358,036	$ 3,514,729
Loans receivable	49,441,928	43,877,094
Allowance for loans receivable losses	(126,000)	(108,000)
Interest receivable	219,347	136,808
Prepaid offering expense	22,183	2,265
Prepaid expenses	27,312	62,063
Income taxes receivable	61,033	-
Furniture, fixtures & equipment (net)	10,188	2,512
	____________	____________
Total assets	$ 51,014,027	$ 47,487,471
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable	$ 10,514	$ 15,792
Salaries payable	5,517	8,696
Accrued PTO Benefits	5,812	6,660
Accrued expenses - ECCU	36,599	68,815
Line of credit - ECCU	-	-
Notes payable	48,741,024	45,412,371
Deferred fee under standby letter of credit	62,541	-
Income taxes payable	-	18,058
	____________	____________
Total liabilities	48,862,007	45,530,392
	____________	____________
Stockholders' Equity:
Preferred stock, 5,000 shares authorized; 550 shares issued and outstanding, no par value (liquidation preference value of $1,000 per share)	550,000	250,000
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	352,020	457,079
	____________	____________
Total stockholders' equity	2,152,020	1,957,079
	____________	____________
Total liabilities and stockholders' equity	$ 51,014,027	$ 47,487,471
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Unaudited)

	Nine months ended September 30,
	2005	2004
Income:
Interest income:
Loans receivable	$ 1,814,000	$ 1,787,754
Interest-bearing accounts	18,877	2,505
	____________	____________
Total interest income	1,832,877	1,790,259
	____________	____________
Interest expense:
Line of credit	2,753	18,169
Notes payable	1,386,712	1,131,843
	____________	____________
Total interest expense	1,389,465	1,150,012
	____________	____________
Net interest income	443,412	640,247
Provision for loans receivable losses	12,000	18,000
	____________	____________
Net interest income after provision
for loans receivable losses	431,412	622,247
	____________	____________
Other income	25,458	4,028
	____________________	____________________
Operating expenses:
Salaries and benefits	200,494	197,769
Marketing and promotion	79,891	89,678
Office operations	127,978	73,317
Legal and accounting	45,313	23,802
Ministry support	35,503	21,000
	____________	____________
Total operating expenses	489,179	405,566
	____________	____________
Income (loss) before taxes	(32,309)	220,709
Provision (benefit) for income taxes	(3,043)	106,067
	____________	____________
Net income (loss)	(29,266)	114,642

Retained earnings, beginning	398,776	349,937
Preferred stock dividends	17,490	7,500
	____________	____________
Retained earnings, ending	$ 352,020	$ 457,079
	===========	===========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) Adjustments to reconcile net income (loss) to net cash used (provided) by operation activities	$ (29,266)	$ 114,642

Depreciation and amortization	3,182	8,588
Provision for notes receivable	12,000	18,000
(Increase) decrease in accrued interest receivable	(93,850)	39,164
(Increase) decrease in prepaid expenses	(21,832)	(45,595)
Increase (decrease) in accounts payable and other liabilities	63,469	54,331
Increase (decrease) in income taxes payable	(21,172)	5,615
	____________	____________
Net cash provided (used) by operating activities	$ (87,469)	$ 194,745
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans receivable	$ (1,750,000)	$ (350,000)
Principal payments received on loans receivable	673,994	30,900
Purchase of notes receivable	(21,731,371)	(16,636,929)
Principal payments received on notes receivable	736,841	3,830,447
Purchase of property and equipment	(130)	(10,780)
Proceeds from sale of notes receivable	14,764,192	12,555,255
	____________	____________
Net cash used by investing activities	$ (7,306,474)	$ (581,107)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances made on the LOC	$ 3,350,000	$ 5,500,000
Amounts paid on the LOC	(3,350,000)	(5,500,000)
Principal payments made on notes payable	(17,549,482)	(16,601,450)
Proceeds from borrowings on notes payable	20,129,050	18,997,242
Proceeds from sale of preferred stock	-	50,000
Payment of cash dividends	(17,490)	(7,500)
	____________	____________
Net cash provided by financing activities	$ 2,562,078	$ 2,438,292
	____________	____________
Net increase in cash and cash equivalents	$ (4,831,865)	$ 2,051,930
Cash and cash equivalents at beginning of period	6,189,901	1,462,799
	____________	____________
Cash and cash equivalents at end of period	$ 1,358,036	$ 3,514,729
	===========	===========
Supplemental disclosures of cash flow information
Interest paid	$ 1,389,465	$ 1,150,012
Income taxes paid	57,900	37,749

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

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

 Loans Receivable

Interest income on loans receivable is recognized over the term of the loans and is generally computed using the simple interest method.

2. Related party transactions

The Company maintains most of its funds at the parent, ECCU. Total funds held with ECCU were $1,307,086 and $3,464,628 at September 30, 2005 and 2004, respectively. Interest earned on these funds were $18,239 and $2,505 for the nine months ended September 30, 2005 and 2004, respectively.

The Company utilizes physical facilities and other services of ECCU. Charges of $130,364 and $82,429 for the nine months ended September 30, 2005 and 2004, respectively, were made for these services and are included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

Notes payable are substantially to members of ECCU.

As a part of the Company's liquidity management, the Company from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. In each case, ECCU agreed to do so. However, ECCU is under no obligation to continue this practice. During the nine months ended September 30, 2005, loans in the amount of $14,764,192 were sold back to ECCU.

3. Loans receivable

The Company participates in church loans made by ECCU and also purchases entire church loans from ECCU. Interest is at variable rates ranging from 4.375% to 9.625%, yielding a weighted average of 5.320%. ECCU services these loans, charging a service fee.

An allowance for loan losses has been established for loans receivable of $126,000 as of September 30, 2005. At September 30, 2004 the allowance for loan loss was $108,000. The Company has not experienced a loan loss and, as of September 30, 2005 and 2004, none of the loans are impaired or past due over 90 days. Management believes all of the loans are adequately secured and fully collectible.

 4. Line of credit - ECCU

The Company has an unsecured $5,000,000 line of credit with ECCU, of which $-0- was borrowed at September 30, 2005 and $-0- was borrowed at September 30, 2004.  The interest rate at September 30, 2005 and 2004 was 6.500% and 4.250%, respectively. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

 5. Notes payable

MPIC has unsecured notes payable at September 30, 2005, as follows:

Total		Interest Rate
Special Offering	$28,511,109	2.85 - 6.00
National A-1 Offering	563,547	6.00
International Offering	311,704	2.78 - 5.50
National Alpha Offering	19,354,664	2.59 - 7.34
	____________
	$48,741,024
	===========

Future maturities at September 30 are as follows:

2006	35,697,927
2007	4,178,994
2008	3,072,772
2009	1,347,203
2010	4,444,128
____________
48,741,024
===========

The Class A-1 and Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  Both classes require the Company maintain a minimum tangible adjusted net worth as defined in the Loan and Standby Trust Agreement, of not less than $2,000,000.  The Company is not permitted to issue any Class A-1 or Alpha Class Notes if, after giving effect to such issuance, the Class A-1 and Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $10,000,000 and $50,000,000, respectively.  The Company's other indebtedness, as defined in the Loan and Standby Trust Agreement, is not to exceed $750,000 outstanding at any time while any Class A-1 or Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of September 30, 2005.

6. National Offering

In December 1997, the Company received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A-1 unsecured notes payable nationwide. In December 1997, the Company registered $15,000,000 of the National A-1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30, 1999, the Company registered another $12,500,000 of the National A-1 offering. This offering has been completely sold. At September 30, 2005 and 2004, $563,547 and $1,129,572, respectively, were outstanding.

In July 2001, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nationwide. In July 2001, The Company registered $25,000,000 of the National Alpha notes. This offering has been completely sold.  At September 30, 2005 and 2004, $10,421,770 and $18,021,571, respectively, were outstanding.

In April 2005, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nationwide.  In April 2005, the Company registered $50,000,000 of the National Alpha notes.  At September 30, 2005, $8,932,895 was outstanding.

7. Loan Commitments

The Company entered into a Non-recourse Letter of Credit Participation Agreement with ECCU on April 1, 2004.  The Company is committed to 30% of a $10,000,000 letter of credit for Colorado Christian University which expires on June 30, 2006.  As of September 30, 2005, the Company had an outstanding commitment of $3,000,000.  The Company also entered into a Non-recourse Letter of Credit Participation Agreement with ECCU on September 8, 2005 which expires on September 7, 2006.  The Company is committed to 27.724% of a $65,623,288 letter of credit for California Baptist University.  As of September 30, 2005, the Company had an outstanding commitment of $18,193,400.