Form 10KSB
period 2005-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2006-03-29
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ] Issuer's revenues for its most recent fiscal year: $2,567,749.

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

At December 31, 2005, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or of the Securities Act of 1933 ("Securities Act). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1990).

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

The Company's business offices are located at 955 West Imperial Highway, Brea, California 92821. The Company's telephone number is 800-753-6742.

The Company currently rents its offices (approximately 600 square feet) from ECCU on a month-to-month basis for $1,080. ECCU provides the Company with certain services and the use of certain facilities for which ECCU charges the Company on a current basis. Presently, the amounts ECCU charges the Company in this regard are at the market rate for similar services and facilities charged by unrelated persons.

Item 3. Legal Preceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

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

Management intends to continue the Company's current liquidity plan which relies primarily on funds from operations, cash reserves and borrowings under the ECCU Credit Line to pay interest and principal on its debt securities on a timely basis. In addition, the Company has from time to time asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short term liquidity, in each case ECCU has agreed to do so. However, ECCU is under no obligation to continue this practice. Historically, the Company has experienced significant rates of reinvestment or renewal by its debt security investors upon maturity of their investments. These sources may not continue to provide sufficient funds from its ECCU Credit line and/or the sale or hypothecation of its mortgage loan investments, should additional funds be necessary to repay the Company's debt securities as they mature. Management bases this belief on the size and quality of the Companys mortgage loan investments, the availability of purchasers of those assets on a timely basis and a historic price (at or near par) paid for secured loans comparable to the Companys mortgage loan investments.

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

Results of Operations

Twelve Months Ended December 31, 2005 vs. Twelve Months Ended December 31, 2004

During the twelve months ended December 31, 2005, the Company had net income of $19,999 as compared to net income of $58,853 for the same twelve months ended December 31, 2004, a decrease in net income of $38,854. Interest income, net, for the period, was $671,544, a decrease of 14.5% from $785,788 for the twelve months ended December 31, 2004. The Company's cost of funds (i.e., interest expense) during the period increased $352,230 (or 23%) to $1,893,205 for the twelve-month period ending December 31, 2004. The increase is attributable to an increase in offering rates over the same period in 2004. At December 31, 2005, the Company had outstanding debt securities (notes payable) of $46,917,963, up from $46,161,457 at December 31, 2004, an increase of 1.6%.

The Company's operating expenses for the twelve months ended December 31, 2005 increased to $632,083 from $625,636 for the same period ending December 31, 2004, an increase of 1%. This is attributable to increases in Office Operations over the same period in 2004.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2005 vs. Twelve Months Ended December 31, 2004

Net decrease in cash during the twelve months ended December 31, 2005 was $3,144,625, compared to a net increase of $4,727,102 for the twelve months ended December 31, 2004. This decrease of $7,871,727 was due to a decrease in net cash provided by investing activities. Net cash provided by operating activities totaled $50,601 for the twelve months ended December 31, 2005, a decrease of $33,988 from $84,589 provided by operating activities during the twelve months ended December 31, 2004.

Net cash used by investing activities totaled $3,921,724 during the twelve months ended December 31, 2005, compared to $1,157,650 provided during the twelve months ended December 31, 2004, an increase in cash used of $5,079,374. This difference is primarily attributable to an increase in cash used by net loans receivable (the difference between the purchase of loans receivable and principal payments received on loans receivable) during the twelve months ended December 31, 2005 as compared to the same period in 2004.

Net cash provided by financing activities totaled $726,498 for this twelve-month period in 2005, a decrease of $2,758,365 from $3,484,863 provided by financing activities during the twelve months ended December 31, 2004. This difference is primarily attributable to a decrease in cash provided by net borrowings on notes payable (the difference between principal payments made on notes payable and proceeds from borrowings on notes payable) and an increase in dividends paid on preferred stock as compared to the same period in 2004.

At December 31, 2005, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $3,045,276, down from $6,189,901 at December 31, 2004, a decrease of $3,144,625.

Item 7. Financial Statements

The Balance Sheets, Statements of Income, Statements of Stockholders' Equity and Statements of Cash Flows for the twelve months ended December 31, 2005 and 2004 of Registrant (the "Company") are included following the Report of Independent Registered Public Accounting Firm below.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act set forth below are the Directors and Executive officers of the Company:

Name	Age	Position(s) Held:
Mark G. Holbrook	55	Chairman of the Board, Chief Executive Officer
Stephen A. Ballas	55	President
Mark A. Johnson	47	Vice Chairman of the Board, Chief Financial Officer, Treasurer, Director
Van C. Elliott*	69	Director
Arthur G. Black	66	Director
Scott T. Vandeventer	48	Director
Shirley N. Bracken	53	Director
Kenneth Von Rohr*	68	Director
* Denotes Independent Director

The following is a summary of the business experience of the officers and directors of the Company during the past five years.

MARK G. HOLBROOK has served as our chairman since our inception. Mr. Holbrook also serves as president and chief executive officer of ECCU. He began his career with ECCU in 1975 and has served as its president since 1984. ECCU currently has assets under management of over $1.5 billion and more than 10,000 members in 50 states and 100 foreign countries. Mr. Holbrook has served as Board Chairman of Christian Management Association. He received his Bachelor of Arts degree from Biola University in 1973 and has completed post‑graduate studies at Chapman College.

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

MARK A. JOHNSON has served as chief financial officer, treasurer, and a director since our inception. Mr. Johnson also serves as executive vice president of ECCU, a position he has held since June, 1993. Prior to joining ECCU, Mr. Johnson served as vice president of a multi‑company commercial warehousing/distribution organization and for six years served as president and chief executive officer of a subsidiary of that company. Prior to that, Mr. Johnson served as vice president/branch manager of a Southern California independent bank. Mr. Johnson has a Bachelor of Science degree in Business Administration from Biola University.

VAN C. ELLIOTT has served as a director since 1991.  He has served as director for ECCU, from April, 1991 until the present (except from March, 1997 to March, 1998 and March, 2004 to March, 2005).  Mr. Elliott served as associate director of the Conservative Baptist Association of southern California from 1980 to 1994 where he was responsible for the general administrative oversight of the association's activities. Since that time, he has been self-employed as a consultant.  He received his Bachelor's and Master's degrees in mathematics and speech from Purdue University and spent seven years in the computer industry.  Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration.  He has completed post-graduate instruction at the College for Financial Planning.  Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.(R)

ARTHUR G. BLACK has served as a director since 1997. Mr. Black is currently Director of Ministry Support for Ambassador Advertising Agency. Prior to joining that firm in 1998, he had served as a ministry development officer at ECCU. Mr. Black was previously executive vice president of Truth For Life (1994‑1996), a nationally‑syndicated radio Bible teaching ministry. He held similar positions with the Biola Hour (1981‑1991) and Solid Rock Radio (1991‑1993), and he served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. Mr. Black has been in Christian ministry management since 1974. Prior to that, he held several corporate sales and marketing management positions and six years as owner/President of two consumer product/service companies. He is a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors. Mr. Black was elected to the Board of Directors to replace the seat previously held by Paul A. Kienel.

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

SHIRLEY N. BRACKEN has served as a director since June, 2003. Ms. Bracken has since 1997 owned and operated Shirley Bracken Consulting Services, a consulting firm providing services in the areas of communications, funding, development and marketing for non-profit organizations, including schools. Until she resigned to start her consulting business, Ms. Bracken worked for Carl Karcher Enterprises, Inc. of Anaheim, California, which she first joined in 1983. At the time she left, Ms. Bracken served as that company's Vice-President, Communications/Human Resources. Ms. Bracken holds a BA in Sociology from California State University, Fullerton, and has completed coursework towards an MBA at the Claremont Graduate School..

KENNETH VON ROHR has served as a director since August, 2004. Mr. Von Rohr has been an independent consultant since 2001, providing consultation services in construction management, space planning and facility management. Prior to that, he served as senior director, corporate services for World Vision, Inc. from 1973 to 2001. At the time he left World Vision, Inc., he was responsible for the acquisition, construction and maintenance of that organization's U.S. office properties.  Mr. Von Rohr has served as a director of ECCU since 1984. He served in the U.S. Navy from 1959 to 1963. He holds a Bachelor of Arts degree from the University of Southern California.

The Company has no class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 10. Executive Compensation

Except for Mr. Ballas, none of the Company's officers or directors currently receives compensation from the Company. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on behalf of the Company.

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company during its fiscal year ended December 31, 2005, its fiscal year ended December 31, 2004 and its fiscal year ended December 31, 2003 by its Chief Executive Officer, and President. Mr. Ballas was appointed President of the Company by the Board of Directors effective May 1, 2000.

Except for Mr. Ballas, none of the Company's executive officers (the named Executive Officers) had total salary, plus bonus, exceeding $100,000 during this period.

Option/Warrant Grants in Current Fiscal Year:

No options, warrants or other rights to purchase securities of the Company have been issued.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year Ended	Salary(s)	Bonus (2)	Other Annual Compensation (3)	All Other Compensation (4)
Mark G. Holbrook,	2005	(1)	-0-	-0-	-0-
Chairman, Chief	2004	(1)	-0-	-0-	-0-
Executive Officer	2003	(1)	-0-	-0-	-0-
Stephen A. Ballas,	2005	$ 93,674	$ 21,058	$ 2,962	$ 24,648
President	2004	$ 90,204	$ 22,385	$ 10,476	$ 23,908
	2003	$ 86,320	$ 20,500	$ 4,800	$ 10,035

(1) Mr. Holbrook is a full-time employee of ECCU. Since December 1, 1994, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer and director of the Company. The Company reimburses ECCU for that portion of Mr. Holbrook's time devoted to service to the Company as an officer (but not director). Mr. Holbrook currently devotes less than 1% of his time serving the Company as an officer.

(2) An aggregate bonus amount of $21,058 was paid to Mr. Ballas for the Fiscal year 2005.

(3) Includes an automobile allowance of $2,962 for the Fiscal year 2005, paid by the Company for the benefit of Mr. Ballas.

(4) The Company contributed an aggregate amount of $9,834 for Mr. Ballas' retirement plan, $13,658 for medical benefits and $1,156 for life and disability insurance.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The Company has 125,000 shares of its common stock outstanding, all of which shares are owned by Evangelical Christian Credit Union, 955 West Imperial Highway, Brea, California 92821. The Company has 550 shares of its preferred stock outstanding which are owned by Telesis Community Credit Union, Wescorp Federal Credit Union, and individual investors. 50 shares of preferred stock are owned by one of Company's directors. The Company does not have outstanding options, warrants or convertible securities. There are no other rights to purchase equity securities other than as disclosed.

The Company has not authorized the issuance of any of its securities under an equity compensation plan.

Item 12. Certain Relationships and Related Transactions

As described elsewhere in this Memorandum, ECCU is the Company's sole shareholder. Since our inception, ECCU has provided us with a line of credit which, under its March 28, 2005 loan agreement, is currently a $5.0 million revolving credit line loan. The terms and conditions of this credit line, including the interest rates charged thereon, are the same as those charged by ECCU to its other commercial borrower. Pursuant to the Subordination Agreement, ECCU has agreed to subordinate repayment of its loans to us to certain classes of our debt securities. There is no assurance that in the future ECCU will not modify, reduce or terminate this credit line.

The Company maintains most of its cash at ECCU.  Total funds held with ECCU at December 31, 2005 and 2004 were $2,993,943 and $6,139,686, respectively.  Interest earned on these funds for the years ended December 31, 2005 and 2004 were $6,210 and $3,794.

The Company purchases participation interests in loans offered for sale by ECCU.  The outstanding balance of loan participation interests purchased from ECCU in 2005 and 2004 were $20,831,530 and $16,637,923 at December 31, 2005 and 2004, respectively.  The Company received no fee income from ECCU during the years ended December 31, 2005 and 2004.  The Company recognized interest income on loans purchased from ECCU of $2,354,381 and $2,263,405 during the years ended December 31, 2005 and 2004, respectively.

The Company pays support charges for management services and rent to ECCU on a month-to-month basis. Charges of $98,606 and $79,586 were paid for these services for the years ended December 31, 2005 and 2004, respectively. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

The Company reimburses ECCU for salaries and benefits of employees. The amounts reimbursed for the years ended December 31, 2005 and 2004 were $233,175 and $229,151, respectively.

The Company had $63,868 and $44,835 due to ECCU at December 31, 2005 and 2004, respectively.

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

Item 15. (Reserved)

Item 16. Principal Accountant Fees and Services

The aggregate fees billed by our accounting firm, Hutchinson & Bloodgood, LLP, for the year ended December 31, 2005 were as follows:

Audit fees	$27,000
Tax fees	5,000
Review of 10QSB/ 10KSB	7,500
_______________
Total	39,500
=============

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2006 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

/s/By: /s/ Stephen A. Ballas

Stephen A. Ballas,

President

/s/By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer

MINISTRY PARTNERS INVESTMENT CORPORATION

FINANCIAL REPORT

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

TABLE OF CONTENTS

Page

INDEPENDENT AUDITORS' REPORT	1

FINANCIAL STATEMENTS

Balance sheets	2
Statements of income	3
Statements of stockholders' equity	4
Statements of cash flows	5
Notes to financial statements	6-14

INDEPENDENT AUDITORS' REPORT

Board of Directors

Ministry Partners Investment Corporation

Brea, California

We have audited the accompanying balance sheet of Ministry Partners Investment Corporation as of December 31, 2005 and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ministry Partners Investment Corporation as of December 31, 2004 and 2003 were audited by other auditors whose report dated February 18, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Corporation as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Glendale, California

February 18, 2006

MINISTRY PARTNERS INVESTMENT CORPORATION

BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS

Cash	$3,045,276	$6,189,901
Loans, net of allowance for loan losses of $126,000 in 2005 and $114,000 in 2004, respectively	45,931,178	42,021,583
Accrued interest receivable	163,506	125,497
Property and equipment, net	10,040	13,240
Other assets	83,992	67,525
	____________	____________
Total assets	$49,233,992	$48,417,746
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes payable	$46,917,963	$46,161,457
Other liabilties	127,262	57,513
	____________	____________
Total liabilities	47,045,225	46,218,970
	____________	____________

COMMITMENTS AND CONTINGENCIES (Notes 5)

STOCKHOLDERS' EQUITY
Preferred stock, 5,000 shares authorized; 550 shares issued and outstanding, no par value (liquidation preference value of $1,000 per share)	550,000	550,000
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	388,767	398,776
	____________	____________
Total stockholders' equity	2,188,767	2,198,776
	____________	____________
Total liabilities and stockholders' equity	$49,233,992	$48,417,746
	===========	===========

The notes to Financial Statements are an integral part of these statements.

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

INTEREST INCOME
Interest on loans	$2,537,168	$2,322,854	$2,372,887
Interest on interest-bearing accounts	27,581	3,909	3,086
	______________	______________	______________
Total interest income	2,564,749	2,326,763	2,375,973

INTEREST EXPENSE	1,893,205	1,540,975	1,561,492
	______________	______________	______________

NET INTEREST INCOME	671,544	785,788	814,481

PROVISION FOR LOAN LOSSES	12,000	24,000	30,000
	______________	______________	______________

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	659,544	761,788	784,481
	______________	______________	______________

NON-INTEREST INCOME	3,000	--	1,516
	______________	______________	______________

NON-INTEREST EXPENSES
Salaries and benefits	261,207	263,611	271,231
Marketing and promotion	94,747	110,750	73,417
Office occupancy	16,594	30,232	31,285
Office operations	171,818	116,614	105,732
Legal and accounting	46,717	34,429	50,147
Ministry support	41,000	70,000	12,000
	______________	______________	______________
Total non-interest expenses	632,083	625,636	543,812
	______________	______________	______________

INCOME BEFORE PROVISION FOR INCOME TAXES	30,461	136,152	242,185

Provision for income taxes	10,462	77,299	116,996
	______________	______________	______________

NET INCOME	$19,999	$58,853	$125,189
	=============	=============	=============

The Notes to Financial Statements are an integral part of these financial statements.

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2005, 2004, and 2003

	Preferred Stock	Common Stock	Retained Earnings	Total

BALANCE, DECEMBER 31, 2002	$ --	$1,250,000	$230,721	$1,480,721

Issuance of preferred stock	200,000	--	--	200,000
Net income	--	--	125,189	125,189
Dividends on preferred stock	--	--	(5,973)	(5,973)
	_______________	_______________	_______________	_______________

BALANCE, DECEMBER 31, 2003	$200,000	$1,250,000	$349,937	$1,799,937

Issuance of preferred stock	350,000	--	--	350,000
Net income	--	--	58,853	58,853
Dividends on preferred stock	--	--	(10,014)	(10,014)
	_______________	_______________	_______________	_______________

BALANCE, DECEMBER 31, 2004	550,000	1,250,000	398,776	2,198,776

Net income	--	--	19,999	19,999
Dividends on preferred stock	--	--	(30,008)	(30,008)
	_______________	_______________	_______________	_______________

BALANCE, DECEMBER 31, 2005	$550,000	$1,250,000	$388,767	$2,188,767
	=============	=============	=============	=============

The Notes to Financial Statements are an integral part of these statements.

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,999	$58,853	$125,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,329	615	737
Provision for loan losses	12,000	24,000	30,000
Change in:
Interest receivable	(38,009)	50,475	(27,466)
Other assets	(16,467)	(48,792)	10,477
Other liabilities	69,749	(562)	(56,033)
	______________	______________	______________
Net cash provided by operating activities	50,601	84,589	82,904
	______________	______________	______________

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(3,921,595)	1,171,185	(11,776,710)
Purchase of property and equipment	(129)	(13,535)	(603)
	______________	______________	______________
Net cash provided in (used by) investing activities	(3,921,724)	1,157,650	(11,777,313)
	______________	______________	______________

CASH FLOWS FROM FINANCING ACTIVITIES
Advances made on line of credit	5,000,000	5,500,000	10,519,600
Amounts paid on line of credit	(5,000,000)	(5,500,000)	(10,519,600)
Net change in notes payable	756,506	3,144,877	12,768,356
Proceeds from sale of preferred stock	--	350,000	200,000
Dividends paid on preferred stock	(30,008)	(10,014)	(5,973)
	______________	______________	______________
Net cash provided by financing activities	726,498	3,484,863	12,962,383
	______________	______________	______________
Net increase (decrease) in cash	(3,144,625)	4,727,102	1,267,974

CASH AT BEGINNING OF YEAR	$6,189,901	$1,462,799	$194,825
	______________	______________	______________
CASH AT THE END OF YEAR	$3,045,276	$6,189,901	$1,462,799
	=============	=============	=============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$1,893,205	$1,540,975	$1,561,492
Income taxes	57,990	117,160	172,707

The Notes to Financial Statements are an integral part of these statements.

Note 1.      Summary of Significant Accounting Policies

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

                  Use of Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted by the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses represents a significant estimate by management.

                  Loans

                  Loans are reported at their outstanding unpaid principal balance less an allowance for loan losses. Interest income on loans is recognized over the term of the loans and is generally computed using the simple interest method.

Allowance for Loan Losses

The allowance for loan losses is increased through a provision for loan losses charged to earnings. Loan losses, if any, are charged against the allowance when management believes the collectibility of loan principal becomes unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on an ongoing basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower's ability to repay, changes in the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

Note 1.      Summary of Significant Accounting Policies (Continued)

The allowance consists of general and unallocated components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

                  Property and Equipment

                  Furniture, fixtures, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from three to five years.

                  Debt Issuance Costs

                  Debt issuance costs, included in other assets on the balance sheets, are related to a public offering of unsecured notes, and are amortized over a two-year period.

                  Income Taxes

                  The provision for income taxes is recorded under the liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between income tax and financial statement purposes. The principal items giving rise to these differences include the allowance for the loan losses, depreciation on property and equipment, and contributions made to charitable organizations.

Note 1.      Summary of Significant Accounting Policies (Continued)

                  Employee Benefit Plan

                  Contributions to the qualifying employee retirement plan are recorded as compensation cost in the period incurred.

                  Reclassifications

                  Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year.

                   Note 2.      Related Party Transactions

                  The Company maintains most of its cash at ECCU. Total funds held with ECCU at December 31, 2005 and 2004 were $2,993,943 and $6,139,686, respectively. Interest earned on these funds for the years ended December 31, 2005 and 2004 were $6,210 and $3,794, respectively.

                  The Company purchases participation interests in loans offered for sale by ECCU. The outstanding balance of loan participation interests purchased from ECCU in 2005 and 2004 were $20,831,530 and $16,637,923 at December 31, 2005 and 2004, respectively. The Company received no fee income from ECCU during the years ended December 31, 2005 and 2004, respectively. The Company recognized interest income on loans purchased from ECCU of $2,354,381 and $2,263,405 during the years ended December 31, 2005 and 2004, respectively.

                  The Company pays support charges for management services and rent to ECCU on a month-to-month basis. Charges of $98,606 and $79,586 were paid for these services for the years ended December 31, 2005 and 2004, respectively. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

                  The Company reimburses ECCU for salaries and benefits of employees. The amounts reimbursed for the years ended December 31, 2005 and 2004 were $233,175 and $229,151, respectively.

                  The Company had $63,868 and $44,835 due to ECCU at December 31, 2005 and 2004, respectively.

                    Note 3.      Loans

                  The loans are backed by participation agreements secured by loans originated by ECCU to various churches and related organizations to finance facilities. Loan maturities extend through 2011. The loans earn interest at rates between 4.5% and 9.625%, with a weighted average yield of 5.33%.

                  The Company had an allowance for loan losses of $126,000 and $114,000 as of December 31, 2005 and 2004, respectively. The Company has no experience of loan loss and, as of December 31, 2005 and 2004, none of the loans are impaired. Management believes all of the loans are adequately secured and the allowance is reasonable.

                    Note 4.      Line of Credit

                  The Company has an unsecured $5,000,000 line of credit with ECCU that expires March 31, 2006. There were no outstanding borrowings as of December 31, 2005 and 2004. The interest rate at December 31, 2005 was 7.25%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal. Interest of $2,753 and $18,169 was paid to ECCU during the years ended December 31, 2005 and 2004, respectively. The line of credit is subordinate to Class A-1 notes payable and Alpha Class notes payable.

                    Note 5.      Commitments and Contingencies

                  Unfunded Commitments

                  Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $22,209,709 at December 31, 2005.

                  Standby Letters of Credit

                  Standby letters of credit, as discussed below, are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support borrowing arrangements. The risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The letters of credit, if drawn upon, will be secured by first lien deeds of trust on real property. The liability related to the letters of credit recorded at December 31, 2005 was $45,484 (See Note 6).

                  The Company entered into a non-recourse Letters of Credit Participation Agreement with ECCU on April 1, 2004. The Company is committed to 30% of a $10,000,000 letters of credit for Colorado Christian University. As of December 31, 2005, the Company had an outstanding commitment of $3,000,000. This letters of credit expires in April 2006.

                    Note 5.      Commitments and Contingencies (Continued)

                  Standby Letters of Credit (Continued)

                  The Company entered into a non-recourse Letters of Credit Participation Agreement with ECCU on September 8, 2005. The Company is committed to 27.724% of a $65,623,288 letters of credit for California Baptist University. As of December 31, 2005, the Company had an outstanding commitment of $18,193,685. This letters of credit expires in September 2007.

                    Note 6.      Notes Payable

            A summary of unsecured promissory notes payable at December 31 is as follows:

	2005	2004	Weighted Average Interest Rate During 2005

Public offering notes - Class A-1	$373,584	$1,036,276	6.58%
Public offering notes - Alpha Class	18,410,124	17,606,067	4.41%
Special offering notes	27,820,336	27,265,109	4.20%
International notes	313,919	254,005	4.56%
	________________	________________
	$46,917,963	$46,161,457
	==============	==============

The following are maturities of notes payable for each of the next five years:

Year Ending December 31,

2006	$33,580,925
2007	4,705,789
2008	2,863,299
2009	1,685,572
2010	4,082,378
_______________
$46,917,963
=============

Notes are payable primarily to members of ECCU. All notes payable are unsecured. Notes pay interest at stated spreads over a blended index rate for financial institution that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

                    Note 6.      Notes Payable (Continued)

                  The Class A-1 and Alpha Class Notes contain covenants requiring the Company to maintain a minimum adjusted net worth, a minimum fixed change coverage ratio, and a maximum amount of other indebtedness. The Company was in compliance with these covenants as of December 31, 2005.

                  Historically, most notes payable have been renewed by investors upon maturity. For matured notes not renewed, the Company funds the redemption by issuing new notes payable or drawing on its $5,000,000 line of credit with ECCU. The Company has also sold loan participations back to ECCU to fund redemptions in certain instances.

                    Note 7.      Public Offerings

                  In December 1997, the Company received approval from the SEC to offer $25,000,000 of Class A-1 unsecured promissory notes nationwide. In December 1997, the Company registered $15,000,000 of the Class A-1 notes. By November 29, 1999, $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30, 1999, the Company registered another $12,500,000 of the Class A-1 Notes. Class A-1 Notes totaling $373,584 and $1,036,276 were outstanding at December 31, 2005 and 2004, respectively.

                  In July 2001, the Company received approval from the SEC to offer $50,000,000 of Alpha Class unsecured promissory notes nationwide. In July 2001, the Company registered $25,000,000 of the Alpha Class Notes. Alpha Class Notes totaling $14,663,780 and $17,606,067 were outstanding at December 31, 2005 and 2004, respectively.

                  In April 2005, the Company received approval from the SEC to offer $50,000,000 of Alpha Class unsecured notes payable nationwide. In April 2005, the Company registered all $50,000,000 of the Alpha Class notes. At December 31, 2005, $3,746,344 of these notes was outstanding.

                    Note 8.      Preferred Stock

                  The Company has 5,000 shares of Series A non-voting, non-transferable cumulative preferred stock authorized and 550 such shares outstanding. The liquidation preference of the Series A Preferred Stock is $1,000 per share. Each share is entitled to receive a quarterly cash dividend equal to a percentage of the liquidation preference which percentage equals the greater of 5% per annum or 150 basis points higher than the London Bank Inter-Bank Offer Rate (LIBOR) for six months in effect on the last day of the calendar quarter for which the dividend is to be declared. Under a redemption provision, the Company, at its sole election, at any time after December 31, 2006, may redeem any shares of Series A Preferred Stock for cash, in whole or in part, for an amount equal to the liquidation preference of each

                    Note 8.      Preferred Stock (Continued)

                  share of Series A Preferred Stock redeemed, plus any accrued and unpaid dividends on such shares, whether or not declared.

                    Note 9.      Income Taxes

                  Income tax provision for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
Current:
Federal	$6,279	$54,181
State	8,303	23,118
	___________	___________
	14,582	77,299
Deferred:
Federal	(4,368)	--
State	248	--
	___________	___________
	(4,120)	--
	___________	___________
Provision for income taxes	$10,462	$77,299
	==========	==========

                  As of December 31, 2005, the Company has recognized a net deferred tax asset of $27,318. The components of the net deferred tax asset were the allowance for loan losses of $51,855 and charitable contributions of $28,134, which were reduced by a deferred tax liability of $816 relating to depreciation, and a valuation allowance of $51,855. Management believes that it is more likely than not that future operation will generate sufficient taxable income to realize the deferred tax asset, net of the valuation allowance.

                  The effective tax rate for 2005 was 34.3%.  The difference between the Federal statutory rate of 15% and the effective tax rate of 34.3%, or 19.3%, was due to state taxes, net of Federal tax benefit of 9.1%, a disallowed loan loss provision of 7.9% and other permanent differences of 2.4%.

                   Note 10.    Pension Plans

            Employees of the Company participate in ECCU's defined contribution plan that includes two components: a 401(k) plan and a profit sharing plan.

                    Note 10.    Pension Plans (Continued)

                  401(k)

                  Employees are eligible to participate in the 401(k) plan upon hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary. The plan has a matching program, the percent of which is annually determined by the Board of Directors. Contributions for the plan years ended December 31, 2005 and 2004 were $7,828 and $8,592, respectively.

                  Profit Sharing

                  The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 1,000 hours of service during the latest accrual period. The amount annually contributed on behalf of each qualified employee is determined by the Board of Directors, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company's annual contribution. Contributions for the plan years ended December 31, 2005 and 2004 were $8,450 and $7,150, respectively.

                    Note 11.    Fair Value of Financial Instruments

                  Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

                  Cash

 The carrying amount is a reasonable estimate of fair value.

                    Note 11.    Fair Value of Financial Instruments (Continued)

                  Loans

                  Fair value is estimated by discounting the future cash flows using the current average rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                  Notes Payable

                  The fair value of fixed maturity notes is estimated by discounting the future cash flows using the rates currently offered for notes payable of similar remaining maturities.

                  Off-Balance Sheet Instruments

                  The fair value for the Company's loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

                        The fair value of the Company's financial instruments at December 31, are as follows:

	2005		2004
	_____________________________		_____________________________
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:

Cash	$3,045,276	$3,045,276	$6,189,901	$6,189,901
Loans	45,931,178	46,574,000	42,021,583	47,134,000

Financial liabilities:

Notes payable	46,917,963	47,008,000	46,161,457	46,162,000

Unrecognized financial instruments:

Commitments to extend credit	45,484	45,484	--	--