Form 10QSB
period 2006-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2006-05-12
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

At March 31, 2006, registrant had issued and outstanding 550 shares of its no par value preferred stock. No market value exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $550,000.

At March 31, 2006, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the common stock.  Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):

YES [ ]	NO [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MINISTRY PARTNERS INVESTMENT CORPORATION

BALANCE SHEETS

March 31, 2006 and December 31, 2005

	2006 (Unaudited)	2005
ASSETS:
Cash - ECCU	$ 898,286	$ 3,045,276
Loans receivable, net of allowance for loan losses of $126,000	50,550,823	45,931,178
Accrued interest receivable	205,706	163,506
Property and equipment	9,893	10,040
Other assets	61,462	83,992
	____________	____________
Total assets	$ 51,726,171	$ 49,233,992
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 49,459,753	$ 46,917,963
Other liabilities	87,785	127,262
	____________	____________
Total liabilities	49,547,538	47,045,225
	____________	____________
Stockholders' Equity:
Preferred stock, 5,000 shares authorized; 550 shares issued and outstanding, no par value (liquidation preference value of $1,000 per share)	550,000	550,000
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	378,632	388,767
	____________	____________
Total stockholders' equity	2,178,632	2,188,767
	____________	____________
Total liabilities and stockholders' equity	$ 51,726,171	$ 49,233,992
	===========	===========

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (Unaudited)

	2006 (Unaudited)	2005
Interest income:
Interest on loans	$ 674,987	$ 561,532
Interest on interest-bearing accounts	8,255	11,889
	____________	____________
Total interest income	683,242	573,421

Interest expense:	532,493	424,001
	____________	____________
Net interest income	150,749	149,420
Provision for loans receivable losses	-	6,000
	____________	____________
Net interest income after provision for loan losses	150,749	143,420
	____________	____________
Non-interest income	20,057	3,761
	____________	____________
Non-interest expenses
Salaries and benefits	50,232	90,508
Marketing and promotion	5,145	31,940
Office operations	45,567	32,520
Legal and accounting	52,303	13,668
Ministry support	5,499	28,501
	____________	____________
Total non-interest expenses	158,746	197,137
	____________	____________
Income (loss) before taxes	12,060	(49,956)
Provision (benefit) for income taxes	4,772	(19,273)
	____________	____________
Net income (loss)	$ 7,286	$ (30,683)
	===========	===========

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED) AND 2005

	Preferred Stock	Common Stock	Retained Earnings	Total
Balance, December 31, 2004	$ 550,000	$ 1,250,000	$ 398,776	$ 2,198,776
Net loss	-	-	(30,683)	(30,683)
Dividends on preferred stock	-	-	(3,716)	(3,716)
	_____________	_____________	_____________	_____________
Balance, March 31, 2005	$ 550,000	$ 1,250,000	$ 364,377	$ 2,164,377
	============	============	============	============

Balance, December 31, 2005	$ 550,000	$ 1,250,000	$ 388,767	$ 2,188,767
Net income	-	-	7,288	7,288
Dividends on preferred stock	-	-	(17,423)	(17,423)
	_____________	_____________	_____________	_____________
Balance, March 31, 2006	$ 550,000	$ 1,250,000	$ 378,632	$ 2,178,632
	============	============	============	============

The accompanying notes are an integral part of these financial statements.

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED) AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 7,286	$ (30,683)
Adjustments to reconcile net income (loss) to net cash used by operation activities
Depreciation and amortization	148	2,757
Provision for notes receivable	-	6,000
Changes in:
Accrued interest receivable	(42,200)	(38,472)
Other assets	22,530	(33,110)
Other liabilities	(39,477)	(828)
	____________	____________
Net cash used by operating activities	(51,726)	(94,336)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Net changes in loan	(4,619,645)	(5,252,193)
	____________	____________
Net cash used by investing activities	(4,619,645)	(5,252,193)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in notes payable	2,541,790	492,494
Dividends paid on preferred stock	(17,723)	(3,716)
	____________	____________
Net cash provided by financing activities	2,524,367	488,778
	____________	____________
Net decrease in cash and cash equivalents	(2,146,990)	(4,857,751)
Cash and cash equivalents at beginning of period	3,045,276	6,189,901
	____________	____________
Cash and cash equivalents at end of period	$ 898,286	$ 1,332,150
	===========	===========
Supplemental disclosures of cash flow information
Interest paid	532,493	424,001
Income taxes paid	-	57,840

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

The attached Balance Sheet as of March 31, 2006, and the Statements of Operations, Stockholders' Equity, and Cash Flows for the three months ended March 31, 2006 and 2005, of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the results for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses represents a significant estimate by management.

Debt issuance costs

Debt issuance costs, included in other assets on the balance sheets, are related to a public offering of unsecured notes, and are amortized over a two year period.

Loans Receivable

Interest income on loans receivable is recognized over the term of the loans and is generally computed using the simple interest method.

2. Related party transactions

The Company maintains most of its funds at the parent, ECCU. Total funds held with ECCU were $846,387 and $3.0 million at March 31, 2006 and December 31, 2005, respectively. Interest earned on these funds were $24,309 and $11,706 for the three months ended March 31, 2006 and 2005, respectively.

The Company utilizes physical facilities and other services of ECCU. Charges of $38,288 and $23,993 for the three months ended March 31, 2006 and 2005, respectively, were made for these services and are included in Office Operations. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

As a part of the Company's liquidity management, the Company from time to time has asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. In each case, ECCU agreed to do so. However, ECCU is under no obligation to continue this practice. During the three months ended March 31, 2006, loans in the amount of $4,420,496 were sold back to ECCU.

3. Loans

The Company participates in church loans made by ECCU and also purchases entire church loans from ECCU. Interest is at variable rates ranging from 4.500% to 9.625%, yielding a weighted average of 5.536%. ECCU services these loans, charging a service fee.

An allowance for loan losses has been established for loans receivable of $126,000 as of March 31, 2006, and December 31, 2005. The Company has not experienced a loan loss and, as of March 31, 2006, December 31, 2005 and March 31, 2005, none of the loans are impaired or past due over 90 days. Management believes all of the loans are adequately secured and fully collectible.

4. Line of \Credit - ECCU

The Company has an unsecured $5,000,000 line of credit with ECCU, of which none was borrowed at March 31, 2006 and December 31, 2005.  The interest rate at March 31, 2006 and December 31, 2005 was 7.250%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

 5. Notes Payable

MPIC has unsecured notes payable at March 31, 2006, as follows:

Total		Weighted Average Interest Rate
Special Offering	$ 29,691,268	4.41%
National A-1 Offering	189,948	5.57%
International Offering	714,762	4.65%
National Alpha Offering	18,863,775	4.60%
	____________	____________
	$ 49,459,753
	===========

Future maturities at March 31 are as follows:

2006	31,677,840
2007	7,481,144
2008	3,868,630
2009	1,699,106
2010	4,098,456
2011	634,577
____________
$ 49,459,753
===========

The Class A-1 and Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  Both classes require the Company maintain a minimum tangible adjusted net worth as defined in the Loan and Standby Trust Agreement, of not less than $2,000,000.  The Company is not permitted to issue any Class A-1 or Alpha Class Notes if, after giving effect to such issuance, the Class A-1 and Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $10,000,000 and $50,000,000, respectively.  The Company's other indebtedness, as defined in the Loan and Standby Trust Agreement, is not to exceed $750,000 outstanding at any time while any Class A-1 or Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of March 31, 2006.

                  Historically, most notes payable have been renewed by investors upon maturity. For matured notes not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, as well as by issuing new notes payable and drawing on its $5,000,000 line of credit with ECCU. In certain instances, the Company has sold loan participations back to ECCU to fund redemptions.

6. National Offering

In December 1997, the Company received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A-1 unsecured notes payable nationwide. In December 1997, the Company registered $15,000,000 of the National A-1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30, 1999, the Company registered another $12,500,000 of the National A-1 offering. This offering has been completely sold. At March 31, 2006 and 2005, $42,009 and $15,441,020, respectively, were outstanding.

In July 2001, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nationwide. In July 2001, The Company registered $25,000,000 of the National Alpha notes. This offering has been completely sold.  At March 31, 2006 and 2005, $6,010,431 and $12,733,282, respectively, were outstanding.

In April 2005, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nationwide.  In April 2005, the Company registered $50,000,000 of the National Alpha notes.  At March 31, 2006, $13,569,099 was outstanding.

7. Loan Commitments

Standby Letter of Credit

The Company entered into a Non-recourse Letter of Credit Participation Agreement with ECCU on September 8, 2005 which expires on September 7, 2006.  The Company is committed to 27.724% of a $65,623,288 letter of credit for a Christian university in Riverside, California.  As of March 31, 2006, the Company had an outstanding commitment of $18,193,400.

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $19.7 million at March 31, 2006 and $22.2 million at December 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

During the three months ended March 31, 2006 the Company had net income of $7,288 as compared to net loss of $30,683 for the same three months ended March 31, 2005, an increase in net income of $37,971. This increase is attributable primarily to an increase in interest income from a larger loan portfolio over the same period last year. Net interest income after provision for loan losses increased to $150,749, an increase of $7,329 (or 5.1%) from $143,420 for the three months ended March 31, 2005. This increase is attributable primarily to an increase in the weighted average yield of loans receivable as well as a larger loan portfolio. The Company's cost of funds (i.e., interest expense) during this period increased to $532,493 or 25.6%, for the three months ended March 31, 2006 as compared to $424,001 for the three months ended March 31, 2005. At March 31, 2006, the Company had outstanding debt securities (notes payable) of $49.5 million up from $46.9 million at March 31, 2005, an increase of 5.8%.

The Company's operating expenses for the three months ended March 31, 2006 decreased to $158,746 from $197,137 for the same period ended March 31, 2005, a decrease of 19.5%. The decrease was caused primarily by 1) a decrease in salaries and benefits caused by a reorganization of management as well as a reduction in use of temporary personnel, 2) marketing and promotional expense due to less need for Marketing Services from ECCU, and 3) a decrease in Ministry Support due to fewer conference sponsorships by MPIC during the three months ended March 31, 2006.

Liquidity and Capital Resources

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Net decrease in cash during the three months ending March 31, 2006 was $2.1 million, compared to a net decrease of $4.8 million for the three months ended March 31, 2005, an increase of $2.7 million. Net cash used by operating activities totaled $51,726 for the three months ended March 31, 2006, compared to net cash used by operating activities of $94,336.  This difference is attributable primarily to an increase in earnings over the same period in 2005.

Net cash used by investing activities totaled $4.6 million during the three months ended March 31, 2006, compared to $5.3 million during the three months ended March 31, 2005, a decrease in cash used of $632,548. This decrease is primarily attributable to a decrease in net loans purchased.

Net cash provided by financing activities totaled $2.5 million for this three month period in 2006, an increase of $2.0 million or 416.5%, from $488,778 provided by financing activities during the three months ended March 31, 2005. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable).

At March 31, 2006, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $898,286, down from $3.0 million, at December 31, 2005, a decrease of $2.1 million.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred in the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Report, there is no material litigation, threatened or pending, against the Company. The Company's management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Van C. Elliott
31.2	Certification of Gabriel B. Encarnacion
32.1	Certification of Periodic Financial Report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2006 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Van C. Elliott

Van C. Elliott,

President

By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer