Form 10QSB
period 2006-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2006-08-14
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At June 30, 2006, registrant had issued and outstanding 550 shares of its no par value preferred stock. No market value exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $550,000.

At June 30, 2006, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the common stock.  Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):

YES [ ]	NO [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MINISTRY PARTNERS INVESTMENT CORPORATION

BALANCE SHEETS

June 30, 2006 and December 31, 2005

	2006 (Unaudited)	2005
ASSETS:
Cash	$201,375	$ 3,045,276
Loans receivable, net of allowance for loan losses of $126,000	49,732,952	45,931,178
Accrued interest receivable	218,109	163,506
Property and equipment	9,745	10,040
Other assets	121,611	83,992
	____________	____________
Total assets	$ 50,283,792	$ 49,233,992
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 47,790,358	$ 46,917,963
Other liabilities	289,037	127,262
	____________	____________
Total liabilities	48,079,395	47,045,225
	____________	____________
Stockholders' Equity:
Preferred stock, 5,000 shares authorized; 550 shares issued and outstanding, no par value (liquidation preference value of $1,000 per share)	550,000	550,000
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	404,397	388,767
	____________	____________
Total stockholders' equity	2,204,397	2,188,767
	____________	____________
Total liabilities and stockholders' equity	$ 50,283,792	$ 49,233,992
	===========	===========

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest on loans	$ 715,369	$ 607,323	$ 1,390,356	$ 1,168,855
Interest on interest-bearing accounts	2,731	2,897	10,986	14,786
	____________	____________	____________	____________
Total interest income	718,100	610,220	1,401,342	1,183,641

Interest expense:	554,927	469,308	1,087,420	893,309
	____________	____________	____________	____________
Net interest income	163,173	140,912	313,922	290,332
Provision for loan losses	-	6,000	-	12,000
	____________	____________	____________	____________
Net interest income after provision for loan losses	163,173	134,912	313,922	278,332
	____________	____________	____________	____________
Non-interest income	137,025	7,750	157,082	11,511
	____________	____________	____________	____________
Non-interest expenses
Salaries and benefits	144,001	60,037	194,233	150,545
Marketing and promotion	15,679	30,388	20,824	62,328
Office operations	56,866	39,884	102,433	72,404
Legal and accounting	36,365	13,965	88,668	27,633
Ministry support	3,999	3,501	9,498	32,002
	____________	____________	____________	____________
Total non-interest expenses	256,910	147,775	415,656	344,912
	____________	____________	____________	____________
Income (loss) before taxes	43,288	(5,113)	55,348	(55,069)
Provision (benefit) for income taxes	13,783	5,259	18,555	(14,014)
	____________	____________	____________	____________
Net income (loss)	$ 29,505	$ (10,372)	$ 36,793	$ (41,055)
	===========	===========	===========	===========

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED) AND 2005

	Preferred Stock	Common Stock	Retained Earnings	Total
Balance, December 31, 2004	$ 550,000	$ 1,250,000	$ 398,776	$ 2,198,776
Net loss	-	-	(41,055)	(41,055)
Dividends on preferred stock	-	-	(10,497)	(10,497)
	_____________	_____________	_____________	_____________
Balance, June 30, 2005	$ 550,000	$ 1,250,000	$ 347,224	$ 2,147,224
	============	============	============	============

Balance, December 31, 2005	$ 550,000	$ 1,250,000	$ 388,767	$ 2,188,767
Net income	-	-	36,793	36,793
Dividends on preferred stock	-	-	(21,163)	(21,163)
	_____________	_____________	_____________	_____________
Balance, June 30, 2006	$ 550,000	$ 1,250,000	$ 404,397	$ 2,204,397
	============	============	============	============

The accompanying notes are an integral part of these financial statements.

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED) AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 36,793	$ (41,055)
Adjustments to reconcile net income (loss) to net cash used by operation activities
Depreciation and amortization	295	3,034
Provision for loan losses	-	12,000
Changes in:
Accrued interest receivable	(54,603)	(47,982)
Other assets	(37,619)	8,580
Other liabilities	161,775	(30,030)
	____________	____________
Net cash used by operating activities	106,641	(95,453)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	(3,801,774)	(8,460,486)
Purchase of property and equipment	-	(129)
	____________	____________
Net cash used by investing activities	(3,801,774)	(8,460,615)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in notes payable	872,395	3,146,220
Dividends paid on preferred stock	(21,163)	(10,497)
	____________	____________
Net cash provided by financing activities	851,232	3,135,723
	____________	____________
Net decrease in cash and cash equivalents	(2,843,901)	(5,420,344)
Cash and cash equivalents at beginning of period	3,045,276	6,189,901
	____________	____________
Cash and cash equivalents at end of period	$ 201,375	$ 769,557
	===========	===========
Supplemental disclosures of cash flow information
Interest paid	1,087,420	893,308
Income taxes paid	-	57,840

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

The attached Balance Sheets as of June 30 2006, and the Statements of Operations, Stockholders' Equity, and Cash Flows for the three and six months ended June 30, 2006 and 2005, of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the results for the full year.

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

2. Related party transactions

The Company maintains its cash funds at the parent, ECCU. Total funds held with ECCU were $148,837 and $3.0 million at June 30, 2006 and December 31, 2005, respectively. Interest earned on these funds totaled $9,780 and $14,362 for the six months ended June 30, 2006 and 2005, respectively.

The Company utilizes physical facilities and other services of ECCU. Charges of $77,672 and $73,213 for the six months ended June 30, 2006 and 2005, respectively, were made for these services and are included in Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

As a part of the Company's liquidity management, the Company from time to time has asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. Although ECCU accommodates the Company, ECCU is under no obligation to continue this practice. During the six months ended June 30, 2006, loans in the amount of $7,058,904 were sold back to ECCU. No gain or loss was incurred on these sales.

3. Loans Receivable and Allowance for Loan Losses

The Company participates in church loans made by ECCU and also purchases entire church loans from ECCU. Interest is at variable rates ranging from 4.5% to 9.625%, yielding a weighted average of 5.88% as of June 30, 2006, compared to a weighted average yield of 5.048% as of June 30, 2005. ECCU services these loans, charging a service fee.

An allowance for loan losses has been established for loans receivable of $126,000 as of June 30, 2006 and December 31, 2005. The Company has not experienced a loan loss and, as of June 30, 2006, December 31, 2005 and June 30, 2005, none of the loans are impaired or past due over 90 days. Management believes all of the loans are adequately secured and fully collectible.

4. Line of Credit - ECCU

The Company has an unsecured $5,000,000 line of credit with ECCU, of which none was borrowed at June 30, 2006 and December 31, 2005.  The interest rate at June 30, 2006 was 7.75%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

 5. Notes Payable

The Company has unsecured notes payable at June 30, 2006, as follows:

Total		Weighted Average Interest Rate
Special Offering	$ 28,111,575	4.97%
National A-1 Offering (Note 6)	4,979	5.53%
International Offering	332,256	4.92%
National Alpha Offering (Note 6)	19,341,548	4.85%
	____________	____________
	$ 47,790,358
	===========

Future maturities at June 30 are as follows:

2006	27,870,347
2007	9,060,763
2008	4,480,817
2009	1,675,730
2010	3,997,225
2011	705,476
____________
$ 47,790,358
===========

The Class A-1 and Alpha Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  Both classes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $2,000,000.  The Company is not permitted to issue any Class A-1 or Alpha Class Notes if, after giving effect to such issuance, the Class A-1 and Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $10,000,000 and $50,000,000, respectively.  The Company's other indebtedness, as defined in the Loan and Standby Trust Agreement, is not to exceed $750,000 outstanding at any time while any Class A-1 or Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of June 30, 2006.

Historically, most notes payable have been renewed by investors upon maturity. For matured notes not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, as well as by issuing new notes payable and drawing on its $5,000,000 line of credit with ECCU. In certain instances, the Company has sold loan participations back to ECCU to fund redemptions.

6. National Offering

In December 1997, the Company received approval from the Securities and Exchange Commission to offer $25,000,000 of Class A-1 unsecured notes payable nationwide. In December 1997, the Company registered $15,000,000 of the National A-1 notes. By November 29, 1999 $12,064,110 of the $15,000,000 had been sold. The Company deregistered the remaining $2,935,890 on November 29, 1999. On November 30, 1999, the Company registered another $12,500,000 of the National A-1 offering. This offering has been completely sold. At June 30, 2006 and December 31, 2005, $4,979 and $373,584, respectively, were outstanding.

In July 2001, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nationwide. In July 2001, The Company registered $25,000,000 of the National Alpha notes. This offering has been completely sold.  At June 30, 2006 and December 31, 2005, $5,562,990 and $14,663,780, respectively, were outstanding.

In April 2005, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nationwide.  In April 2005, the Company registered $50,000,000 of the National Alpha notes.  At June 30, 2006, and December 31, 2005, $13,778,558 and $3,746,344, respectively, was outstanding.

7. Loan Commitments

Standby Letter of Credit

The Company entered into a Non-recourse Letter of Credit Participation Agreement with ECCU on September 8, 2005 which expires on September 7, 2006.  The Company is committed to 27.724% of a $65,623,288 letter of credit for a Christian university in Riverside, California.  As of June 30, 2006, the Company had an outstanding commitment of $18,193,400.

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $19.7 million at June 30, 2006 and $22.2 million at December 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

During the three months ended June 30, 2006 the Company had net income of $29,505 as compared to a net loss of $10,372 for the three months ended June 30, 2005, an increase in net income of $39,877. This increase is attributable primarily to an increase in interest income from a larger loan portfolio with a higher yield and an increase in non-interest income over the same period last year. Net interest income after provision for loan losses increased to $163,173, an increase of $28,261, or 20.9%, from $134,912 for the three months ended June 30, 2005. This increase is attributable primarily to an increase in the weighted average yield of loans receivable as well as a larger loan portfolio. The Company's cost of funds (i.e., interest expense) increased to $554,927, or 18.2%, for the three months ended June 30, 2006 as compared to $469,308 for the three months ended June 30, 2005 due to an increase in interest rates.

The Company's operating expenses for the three months ended June 30, 2006 increased to $256,910 from $147,775 for the same period ended June 30, 2005, an increase of 73.9%. The increase was caused primarily by an increase of $83,964, or 139.9%, in salaries and benefits due to a reorganization of management during the three months ended June 30, 2006.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

During the six months ended June 30, 2006 the Company had net income of $36,972 as compared to a net loss of $41,055 for the same six months ended June 30, 2005, an increase in net income of $78,027. This increase is attributable primarily to an increase in interest income from a larger loan portfolio with a higher yield as well as an increase in non-interest income over the same period last year. Net interest income after provision for loan losses increased to $313,922, an increase of $23,590, or 8.1%, from $290,332 for the six months ended June 30, 2005. This increase is attributable primarily to an increase in the weighted average yield of loans receivable as well as a larger loan portfolio. The Company's cost of funds (i.e., interest expense) increased to $1,087,420, or 21.7%, for the six months ended June 30, 2006 as compared to $893,309 for the six months ended June 30, 2005 due to an increase in interest rates. At June 30, 2006, the Company had outstanding debt securities (notes payable) of $47.8 million down from $49.3 million at June 30, 2005, a decrease of 3.0%.

The Company's operating expenses for the six months ended June 30, 2006 increased to $415,656 from $344,912 for the same period ended June 30, 2005, an increase of 20.5%. The increase was caused primarily by an increase of $43,688, or 29.0%, in salaries and benefits due to a reorganization of management during the six months ended June 30, 2006.

Liquidity and Capital Resources

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Net decrease in cash during the six months ending June 30, 2006 was $2.8 million, compared to a net decrease of $5.4 million for the six months ended June 30, 2005, an increase of $2.6 million. Net cash provided by operating activities totaled $106,641 for the six months ended June 30, 2006, compared to net cash used by operating activities of $95,453. This difference is attributable primarily to an increase in net income and other liabilities over the same period in 2005.

Net cash used by investing activities totaled $3.8 million during the six months ended June 30, 2006, compared to $8.5 million during the six months ended June 30, 2005, a decrease in cash used of $4.7 million. This decrease is primarily attributable to a decrease in net loans purchased from ECCU.

Net cash provided by financing activities totaled $851,232 for this six month period in 2006, a decrease of $2.2 million or 71.0%, from $3.1 million provided by financing activities during the six months ended June 30, 2005. This difference is attributable to a decrease in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable).

At June 30, 2006, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $201,375, down from $3.0 million at December 31, 2005, a decrease of $2.8 million.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred in the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Billy M. Dodson
31.2	Certification of Gabriel B. Encarnacion
32.1	Certification of Periodic Financial Report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2006 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Billy M. Dodson

Billy M. Dodson,

President

By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Billy M. Dodson, certify that:

     1.        I have reviewed this Quarterly Report on Form 10-QSB of Ministry Partners Investment Corporation,

     2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3.        Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

     4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

                (a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

                (b)     Intentionally omitted;

                (c)     Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

                (d)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's forth fiscal quarter in the case of an annual report) that has material affected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

     5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                (a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                (b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2006                                        By: /s/ Billy M. Dodson

Billy M. Dodson

President

EXHIBIT 31.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Gabriel B Encarnacion, certify that:

        1.        I have reviewed this Quarterly Report on Form 10-QSB of Ministry Partners Investment Corporation,

        2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3.        Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

        4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

                (a)       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared.

                (b)           Intentionally omitted;

                (c)           Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

                (d)           Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's forth fiscal quarter in the case of an annual report) that has material affected, or is reasonably likely to materially effect, the registrant's internal control over financial reporting; and

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                (a)           All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                (b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2006                        By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

                Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, in his capacity as an officer of Ministry Partners Investment Corporation, (the "Company") that, to his knowledge, this Quarterly Report on Form 10-QSB for the period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition of the Bank at the end of such period and the results of operations of the Bank for such period.

Date: August 14, 2006                        By: /s/ Billy M. Dodson

Billy M. Dodson,

President

Date: August 14, 2006             By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer