Form 10QSB
period 2006-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2006-11-15
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At September 30, 2006, registrant had issued and outstanding 550 shares of its no par value preferred stock. No market value exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $550,000.

At September 30, 2006, registrant had issued and outstanding 125,000 shares of its no par value common stock, all of which were held by Evangelical Christian Credit Union. No market exists for the common stock.  Registrant estimates the aggregate market value of such shares to be not greater than $1,250,000.

Transitional Small Business Disclosure Format (check one):

YES [ ]	NO [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MINISTRY PARTNERS INVESTMENT CORPORATION

BALANCE SHEETS

September 30, 2006 and December 31, 2005

	2006 (Unaudited)	2005
ASSETS:
Cash	$ 4,118,905	$ 3,045,276
Loans receivable, net of allowance for loan losses of $126,000	49,109,727	45,931,178
Accrued interest receivable	269,779	163,506
Property and equipment	9,597	10,040
Other assets	166,645	83,992
	____________	____________
Total assets	$53,674,653	$ 49,233,992
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable	$ 51,180,882	$ 46,917,963
Other liabilities	277,913	127,262
	____________	____________
Total liabilities	51,458,795	47,045,225
	____________	____________
Stockholders' Equity:
Preferred stock, 5,000 shares authorized; 550 shares issued and outstanding, no par value (liquidation preference value of $1,000 per share)	550,000	550,000
Common stock, 10,000,000 shares authorized; 125,000 shares issued and outstanding, no par value	1,250,000	1,250,000
Retained earnings	415,858	388,767
	____________	____________
Total stockholders' equity	2,215,858	2,188,767
	____________	____________
Total liabilities and stockholders' equity	$ 53,674,653	$ 49,233,992
	===========	===========

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Interest on loans	$ 772,974	$ 645,145	$ 2,163,630	$ 1,814,000
Interest on interest-bearing accounts	6,247	4,091	17,233	18,877
	____________	____________	____________	____________
Total interest income	779,221	649,236	2,180,863	1,832,877

Interest expense:	617,725	496,156	1,705,145	1,389,465
	____________	____________	____________	____________
Net interest income	161,496	153,080	475,718	443,412
Provision for loan losses	-	-	-	12,000
	____________	____________	____________	____________
Net interest income after provision for loan losses	161,496	153,080	475,718	431,412
	____________	____________	____________	____________
Non-interest income	76,183	13,947	233,265	25,458
	____________	____________	____________	____________
Non-interest expenses
Salaries and benefits	107,623	49,949	301,856	200,494
Marketing and promotion	13,859	17,563	34,683	79,891
Office operations	60,446	59,075	172,377	163,481
Legal and accounting	14,936	17,680	103,604	45,313
	____________	____________	____________	____________
Total non-interest expenses	196,864	144,267	612,520	489,179
	____________	____________	____________	____________
Income (loss) before taxes	40,815	22,760	96,463	(32,309)
Provision (benefit) for income taxes	19,757	10,971	38,312	(3,043)
	____________	____________	____________	____________
Net income (loss)	$ 21,059	$ 11,789	$ 57,851	$ (29,266)
	===========	===========	===========	===========

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) AND 2005

	Preferred Stock	Common Stock	Retained Earnings	Total
Balance, December 31, 2004	$ 550,000	$ 1,250,000	$ 398,776	$ 2,198,776
Net loss	-	-	(29,266)	(29,266)
Dividends on preferred stock	-	-	(17,490)	(17,490)
	_____________	_____________	_____________	_____________
Balance, September 30, 2005	$ 550,000	$ 1,250,000	$ 352,020	$ 2,152,020
	============	============	============	============

Balance, December 31, 2005	$ 550,000	$ 1,250,000	$ 388,767	$ 2,188,767
Net income	-	-	57,851	57,851
Dividends on preferred stock	-	-	(30,761)	(30,761)
	_____________	_____________	_____________	_____________
Balance, September 30, 2006	$ 550,000	$ 1,250,000	$ 415,857	$ 2,215,857
	============	============	============	============

The accompanying notes are an integral part of these financial statements.

MINISTRY PARTNERS INVESTMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 57,851	$ (29,266)
Adjustments to reconcile net income (loss) to net cash provided (used) by operation activities
Depreciation and amortization	443	3,182
Provision for loan losses	-	12,000
Changes in:
Accrued interest receivable	(106,274)	(93,850)
Other assets	(82,653)	(21,832)
Other liabilities	150,651	42,297
	____________	____________
Net cash provided by operating activities	20,018	(87,469)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans receivable	(3,178,549)	(7,306,344)
Purchase of property and equipment	-	(130)
	____________	____________
Net cash used by investing activities	(3,178,549)	(7,306,474)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in notes payable	4,262,919	2,579,568
Dividends paid on preferred stock	(30,761)	(17,490)
	____________	____________
Net cash provided/(used) by financing activities	4,232,158	2,562,078
	____________	____________
Net increase/(decrease) in cash and cash equivalents	$ 1,073,629	$ (4,831,865)
Cash and cash equivalents at beginning of period	3,045,276	6,189,901
	____________	____________
Cash and cash equivalents at end of period	$ 4,118,905	$ 1,358,036
	===========	===========
Supplemental disclosures of cash flow information
Interest paid	1,705,145	1,389,465
Income taxes paid	-	57.900

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

The attached Balance Sheets as of September 30 2006, and the Statements of Operations, Stockholders' Equity, and Cash Flows for the three and nine months ended September 30, 2006 and 2005, of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the results for the full year.

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

2. Related Party Transactions

The Company maintains its cash funds at the parent, ECCU. Total funds held with ECCU were $4.1 million and $3.0 million at September 30, 2006 and December 31, 2005, respectively. Interest earned on these funds totaled $15,343 and $18,239 for the nine months ended September 30, 2006 and 2005, respectively.

The Company utilizes physical facilities and other services of ECCU. Charges of $127,539 and $130,364 for the nine months ended September 30, 2006 and 2005, respectively, were made for these services and are included in Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

As a part of the Company's liquidity management, the Company from time to time has asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. Although ECCU accommodates the Company, ECCU is under no obligation to continue this practice. During the nine months ended September 30, 2006 and 2005, loans in the amount of $21,367,196 and $14,764,192, respectively, were sold back to ECCU. No gain or loss was incurred on these sales.

3. Loans Receivable and Allowance for Loan Losses

The Company participates in church loans made by ECCU and also purchases entire church loans from ECCU. Interest is at variable rates ranging from 4.75% to 9.75%, yielding a weighted average of 6.22% as of September 30, 2006, compared to a weighted average yield of 5.32% as of September 30, 2005. ECCU services these loans, charging a service fee.

An allowance for loan losses has been established for loans receivable of $126,000 as of September 30, 2006 and December 31, 2005. The Company has not experienced a loan loss and, as of September 30, 2006, December 31, 2005 and September 30, 2005, none of the loans are impaired or past due over 90 days. Management believes all of the loans are adequately secured and fully collectible.

4. Line of Credit - ECCU

The Company has an unsecured $5,000,000 line of credit with ECCU, of which none was borrowed at September 30, 2006 and December 31, 2005.  The interest rate at September 30, 2006 was 8.25%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.

 5. Notes Payable

The Company has unsecured notes payable at September 30, 2006, as follows:

Total		Weighted Average Interest Rate
Special Offering	$ 29,895,096	5.19%
International Offering	398,920	5.04%
National Alpha Offering (Note 6)	20,886,866	5.11%
	____________	____________
Total	$ 51,180,882	5.15%
	===========

Future maturities at September 30 are as follows:

2006	$ 23,369,386
2007	14,116,190
2008	5,005,133
2009	2,968,301
2010	3,776,607
2011	1,945,265
____________
$ 51,180,882
===========

The National Alpha Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $2,000,000.  The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $50,000,000.  The Company's other indebtedness, as defined in the Loan and Standby Trust Agreement, is not to exceed $750,000 outstanding at any time while any Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of September 30, 2006.

Historically, most notes payable have been renewed by investors upon maturity. For matured notes not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, as well as by issuing new notes payable and drawing on its $5,000,000 line of credit with ECCU. In certain instances, the Company has sold loan participations back to ECCU to fund redemptions.

6. National Offering

In July 2001, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nationwide. In July 2001, The Company registered $25,000,000 of the National Alpha notes. This offering has been completely sold.  At September 30, 2006 and December 31, 2005, $4,187,636 and $14,663,780, respectively, were outstanding.

In April 2005, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nationwide.  In April 2005, the Company registered $50,000,000 of the National Alpha notes.  At September 30, 2006, and December 31, 2005, $16,699,230 and $3,746,344, respectively, was outstanding.

7. Loan Commitments

Standby Letter of Credit

The Company entered into a Non-recourse Letter of Credit Participation Agreement with ECCU on September 8, 2005 which expires on September 7, 2007.  The Company is committed to 27.72% of a $65,623,288 letter of credit for a Christian University in Riverside, California.  As of September 30, 2006, the Company had an outstanding commitment of $18,193,400.

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $28.8 million at September 30, 2006 and $22.2 million at December 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

During the three months ended September 30, 2006 the Company had net income of $21,058 as compared to a net income of $11,789 for the three months ended September 30, 2005 an  increase in net income of $9,269. This increase is attributable primarily to an increase in interest income from a larger loan portfolio with a higher yield and an increase in non-interest income from consulting services of $2,000 and deferred loan and letter of credit fee income of $74,455 over the same period last year. Net interest income after provision for loan losses increased to $161,496, an increase of $8,416, or 5.50%, from $153,080 for the three months ended September 30, 2005. This increase is attributable primarily to an increase in the weighted average yield of loans receivable as well as a larger loan portfolio. The Company's cost of funds (i.e., interest expense) increased to $617,725, or 24.5%, for the three months ended September 30, 2006 as compared to $496,156 for the three months ended September 30, 2005 due to an increase in interest rates.

The Company's operating expenses for the three months ended September 30, 2006 increased to $196,864 from $144,267 for the same period ended September 30, 2005, an increase of 36.5%. The increase was caused primarily by an increase of $57,674, or 115.5%, in salaries and benefits due to a reorganization of management that occurred earlier in the year.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

During the nine months ended September 30, 2006 the Company had net income of $57,851 as compared to a net loss of $29,266 for the same nine months ended September 30, 2005, an increase in net income of $87,117. This increase is attributable primarily to an increase in interest income from a larger loan portfolio with a higher yield as well as an increase in non-interest income from consulting services of $2,000 and deferred loan and letter of credit fee income of $187,130 over the same period last year. The Company had a deferred revenue balance of $183,632 on September 30, 2006.  This is comprised of fee income related to some of its loan purchases as well as the non-recourse letter of credit particpation agreement with ECCU.  The income is amortized over the life of the agreements.  Net interest income after provision for loan losses increased to $475,418, an increase of $44,006, or 10.2%, from $443,412 for the nine months ended September 30, 2005. This increase is attributable primarily to an increase in the weighted average yield of loans receivable as well as a larger loan portfolio. The Company's cost of funds (i.e., interest expense) increased to $1,705,145, or 22.7%, for the nine months ended September 30, 2006 as compared to $1,389,465 for the nine months ended September 30, 2005 due to an increase in interest rates. At September 30, 2006, the Company had outstanding debt securities (notes payable) of $51.2 million up from $48.7 million at September 30, 2005, an increase of 5.1%.

The Company's operating expenses for the nine months ended September 30, 2006 increased to $612,520 from $489,179 for the same period ended September 30, 2005, an increase of 25.2%. The increase was caused primarily by an increase of $101,362, or 50.6%, in salaries and benefits due to a reorganization of management during the nine months ended September 30, 2006.  In addition, legal and accounting expenses increased $58,291 or 129% from the same period ended September 30, 2005 due to increased legal consulting expenses.  Marketing and promotion expenses decreased to $34,683 from $79,891 for the same period ended September 30, 2005, a decrease of 57%.  This decrease was caused primarily by a decrease in exhibit and convention costs during the nine months ended September 30, 2006.

Liquidity and Capital Resources

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Net increase in cash during the nine months ending September 30, 2006 was $1.1 million, compared to a net decrease of $4.8 million for the nine months ended September 30, 2005, an increase of $5.9 million. Net cash provided by operating activities totaled $16,280 for the nine months ended September 30, 2006, compared to net cash used by operating activities of $87,469. This difference is attributable primarily to an increase in net income and other liabilities over the same period in 2005.

Net cash used by investing activities totaled $3.2 million during the nine months ended September 30, 2006, compared to $7.3 million during the nine months ended September 30, 2005, a decrease in cash used of $4.1 million. This decrease is primarily attributable to a decrease in net loans purchased from ECCU.

Net cash provided by financing activities totaled $4.2 million for this nine month period in 2006, an increase of $1.7 million or 68%, from $2.5 million provided by financing activities during the nine months ended September 30, 2005. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable).

At September 30, 2006, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $4.1 million, up from $3.0 million at December 31, 2005, an increase of $1.1 million.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred in the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated: November 15, 2006 MINISTRY PARTNERS INVESTMENT CORPORATION

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

Date: November 15, 2006                                       By: /s/ Billy M. Dodson

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

Date: November 15, 2006                        By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

                Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, in his capacity as an officer of Ministry Partners Investment Corporation, (the "Company") that, to his knowledge, this Quarterly Report on Form 10-QSB for the period ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition of the Bank at the end of such period and the results of operations of the Bank for such period.

Date: November 15, 2006                        By: /s/ Billy M. Dodson

Billy M. Dodson,

President

Date: November 15, 2006             By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Financial Officer