Form 10KSB
period 2006-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2007-03-30
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-4028LA

MINISTRY PARTNERS INVESTMENT CORPORATION

(Name of small business issuer in its charter)

California	33-0489154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

955 West Imperial Highway, Brea, California, 92821

(Address of principal executive offices) (Zip code)

(714) 671-5720

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]	NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $3,365,884

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

At December 31, 2006, registrant had issued and outstanding 146,522 shares of its no par value common stock. No market exists for the Common Stock. Registrant estimates the aggregate market value of such shares to be not greater than $1,809,572.

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

MINISTRY PARTNERS INVESTMENT CORPORATION

FORM 10KSB

PART I

Item 1. Description of Business

The Company:

The Company, Ministry Partners Investment Corporation, is a California corporation, formed in October 1991. The Company is a taxable organization under both federal and California state law. The Company is a privately held corporation owned by a small number of federal or state chartered credit unions, each of which owns less than a majority of the Company's stock.  None of the shareholders has any long-term contractual obligations to the Company, the Company's business, or the Company's creditors, other than with respect to their capital contributions to the Company.

The Company was organized for the purpose of providing funds for real property secured loans for the benefit of evangelical Christian churches, ministries, and related organizations through funding provided to the Company by members of and persons associated with such churches and organizations.  The Company's primary goal will be to continue to provide affordable secured loans to Evangelical churches and church organizations on a cost effective basis both for the Company and such borrowers.  All of the Company's loans are participation interests in loans originated by ECCU.

The Company is one of the few institutions or agencies within the western United States organized to assist local evangelical Christian churches and organizations to provide financing for the acquisition, development and/or renovation of churches or church-related properties. To date, the Company has suffered no defaults under any of its mortgage loans nor has the Company defaulted on or been delinquent in the payment of any interest or principal on the notes it has sold to investors.

The Company's investments are financed by the sale of investor notes and through shareholders' investment in the Company's common stock.

The Company currently employs four full-time persons. ECCU provides the Company with certain services for which ECCU charges the Company on a current basis.  ECCU also provides the Company with a $5.0 million dollar credit facility.  ECCU has agreed to subordinate this loan to the payment of its Alpha Class Notes payable. There is no assurance that ECCU will be able to continue to provide this credit line to the Company in the future.

Reports:

The Company is not required to and does not deliver annual reports to its security holders.

The Company is required to file such reports with the Securities and Exchange Commission (the "Commission") as it may be required to file pursuant to the Exchange Act by reason of Section 15(d) thereof.  The Company is not otherwise subject to the information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith does not otherwise file reports, proxy statements and other information with the Commission. Any reports, proxy statements, and other information filed by the Company in accordance with the Exchange Act can be inspected and copied at the public reference maintained by the Commission at Room 1204, Judiciary Plaza, 450 Fifth Street NW, Washington, D.C. 20549 and Suite 1400, 5670 Wilshire Boulevard, 11th Floor, Los Angeles, California, 90036. Copies of such material can be obtained at prescribed rates from the public reference section of the Commission at 450 Fifth Street NW, Washington, D.C. 20549. Copies of such reports, proxy statements and other information concerning the Company may also be obtained from the Commission's website.

Item 2. Description of Property

The Company's business offices are located at 955 West Imperial Highway, Brea, California 92821. The Company's telephone number is 800-753-6742.

The Company currently rents its offices (approximately 600 square feet) from ECCU on a month-to-month basis for $1,080 per month. ECCU provides the Company with certain services and the use of certain facilities for which ECCU charges the Company on a current basis. Presently, the amounts ECCU charges the Company in this regard are at the market rate for similar services and facilities charged by unrelated persons.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The Company's common stock is not traded in any public market.

On December 31, 2006 the Company had 11 holders of record of its common stock, 14 holders of record of its Class I Preferred stock, and one holder of record of its Class II Preferred Stock.

In November, 2006 the Company completed a recapitalization whereby ownership of the Company's voting common stock by ECCU decreased from 100% to 42.31%. Pursuant to this recapitalization, $559,572 of new equity capital was raised through the sale of 21,522 shares of the Company's voting common stock. In addition, the Company issued 90,022 shares of nonvoting Class I Preferred Stock, and 19,000 shares of nonvoting Class II Preferred Stock.  These securities were issued for cash, except that 5,500 shares of the Company's Class I Preferred Stock were issued in exchange for all 550 shares of our outstanding Series A Preferred Stock. The securities were sold to existing shareholders or accredited investors. Proceeds from the issuance of Class I and Class II Preferred Stock totaled $10,352,200.

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

Management intends to continue the Company's current liquidity plan which relies primarily on funds from operations, cash reserves and borrowings under an operating line of credit to pay interest and principal on its debt securities on a timely basis.  Historically, the Company has experienced significant rates of reinvestment or renewal by its debt security investors upon maturity of their investments. These sources may not continue to provide sufficient funds from the operating line and/or the sale or hypothecation of its mortgage loan investments, should additional funds be necessary to repay the Company's debt securities as they mature. Management bases this belief on the size and quality of the Company's mortgage loan investments, the availability of purchasers of those assets on a timely basis and a historic price (at or near par) paid for secured loans comparable to the Company's mortgage loan investments.

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

Results of Operations

Twelve Months Ended December 31, 2006 vs. Twelve Months Ended December 31, 2005

The Company earned $98,306 for the year ended December 31, 2006 compared to $19,999 for the year ended December 31, 2005, an increase of $78,307 or 392%.  The increase was due to an increase in net interest income of $75,717, decrease in provision for loan losses of $12,000, and increase in non-interest income of $230,445, which was offset by an increase in non-interest expense of $199,579 and an increase in income tax provision of $40,276.

The Company earned non-interest income by providing consulting service to ECCU for $130,000 and collecting loan commitment fees of $97,198.

The Company's operating expenses for the twelve months ended December 31, 2006 increased to $831,662 from $632,083 for the same period ending December 31, 2005, an increase of 32%. This is attributable to increases in Salaries and Benefits and Legal and Accounting expenses over the same period in 2005.

Net Interest Income and Net Interest Margin

The Company's earnings depend largely upon the difference between the income we receive from interest-earning assets, which are principally our loan portfolio and investment securities; and the interest paid on our interest-bearing liabilities, which consist of deposits and borrowings. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets. Net interest spread is the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities.

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin and net interest spread:

Distribution, Rate and Yield Analysis of Net Interest Income

	For the Years Ended December 31,
		2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-bearing accounts	1,490,878	90,544	6.07%	953,314	27,581	2.89%
Total Loans [1]	51,649,726	3,041,895	5.89%	47,995,858	2,537,168	5.29%
Total interest-earning assets	53,140,603	3,132,439	5.89%	48,949,172	2,564,749	5.24%

Liabilities and shareholders' equity:
Public offering notes - Class A-1	47,782	3,767	7.88%	680,638	47,976	7.05%
Public offering notes - Alpha Class	19,980,539	961,755	4.81%	17,688,090	713,416	4.03%
Special offering notes	29,502,380	1,402,302	4.75%	29,257,347	1,116,065	3.81%
International notes	358,017	17,353	4.85%	305,805	12,996	4.25%
Other	--	--	--	--	2,752	--

Total interest-bearing liabilities	49,888,717	2,385,178	4.78%	$47,931,880	1,893,205	3.95%

Net interest income		$747,261			$671,544
Net interest margin [2]			1.40%			1.37%

[1] Loans are gross of deferred loan fees and the allowance for loan losses
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $53.1 million during the year ended December 31, 2006, from $48.9 million, an increase of $4.2 million or 9%. The average yield on these assets increased to 5.89% for the year ended December 31, 2006 from 5.24% for 2005. This average yield increase was related to the increased rate on the interest-earning accounts with other financial institutions and higher rates on new loan volume. Average interest-bearing liabilities, consisting primarily of notes payable, increased to $49.9 million during the year ended December 31, 2006, from $47.9 million during 2005. The average rate paid on these deposits increased to 4.78% for the year ended December 31, 2006, from 3.95% for 2005. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market.

Net interest income for the year ended December 31, 2006, was $747,261, which was an increase of $75,717, of 11% over the prior year.  Net interest margin increased 3 basis points to 1.41% for the year ended December 31, 2006, compared to 1.37% for 2005.  The increase in net interest margin was the result of higher rates on new loan volume and increased rates on other interest-earning accounts with other financial institutions.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
Increase (Decrease) in Interest Income	21,350	41,613	62,963
Interest-earning account with other financial institutions	201,973	302,754	504,727
Total loans	223,323	344,367	567,690

Increase (Decrease) in Interest Expense:
Public offering notes - Class A-1	(49,300)	5,092	(44,208)
Public offering notes - Alpha Class	99,638	148,701	248,339
Special offering notes	9,423	276,814	286,237
International notes	2,390	1,967	4,357
Other	(2,752)	--	(2,752)
	59,399	432,754	491,973
Change in net interest income	163,924	(88,207)	75,717

Loans

All loans are to evangelical churches and related organizations, and most are secured by real property owned by these organizations. All loans are participation interests in loans originated by ECCU. The Company has no experience of loan loss. As of December 31, 2006 and 2005, none of the loans are impaired, on nonaccrual status, or 90 days or more past due.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2006 vs. Twelve Months Ended December 31, 2005

Net increase in cash during the twelve months ended December 31, 2006 was $4,587,483, compared to a net decrease of $3,144,625 for the twelve months ended December 31, 2005. This increase of $7,732,108 was due to an increase in net cash provided by financing activities. Net cash provided by operating activities totaled $203,486 for the twelve months ended December 31, 2006, an increase of $152,885 from $50,601 provided by operating activities during the twelve months ended December 31, 2005.

Net cash used by investing activities totaled $13,802,365 during the twelve months ended December 31, 2006, compared to $3,921,724 used during the twelve months ended December 31, 2005, an increase in cash used of $9,880,641. This difference is primarily attributable to an increase in cash used by net loans receivable (the difference between the purchase of loans receivable and principal payments received on loans receivable) during the twelve months ended December 31, 2006 as compared to the same period in 2005.

Net cash provided by financing activities totaled $18,186,362 for this twelve-month period in 2006, an increase of $17,459,864 from $726,498 provided by financing activities during the twelve months ended December 31, 2005. This difference is primarily attributable to an increase in proceeds from sale of common and preferred stock over the same period in 2005.

At December 31, 2006, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $7,632,759, up from $3,045,276 at December 31, 2005, an increase of $4,587,483.

Item 7. Financial Statements

The Balance Sheets, Statements of Income, Statements of Stockholders' Equity and Statements of Cash Flows for the twelve months ended December 31, 2006 and 2005 of Registrant (the "Company") are included following the Report of Independent Registered Public Accounting Firm below.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

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

Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act set forth below are the Directors and Executive officers of the Company:

Name	Age	Position(s) Held
Mark G. Holbrook	54	Chairman of the Board, Chief Executive Officer
Billy M. Dodson	46	President
Mark A. Johnson	48	Chief Financial officer, Treasurer, Director
Van C. Elliott	68	Director
Arthur G. Black*	67	Director
Scott T. Vandeventer	49	Director
Shirley M. Bracken*	53	Director
Juli A. Callis*	53	Director
Jeffrey Lauridsen*	57	Director
John Bommarito*	49	Director
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

BILLY (BILL) M. DODSON became our president on May 8, 2006.  Before joining us, he served as Vice President of Sales for California Plan of Church Finance, Inc., a registered broker-dealer starting in August, 2000. While at that company, he managed all aspects of brokerage operation, which annually distributed to investors between $125 and $175 million dollars of Church Mortgage Bonds. Prior to joining California Plan of Church Finance, Inc., Mr. Dodson served as Pastor for the West Valley Church in Sherwood, Oregon. Mr. Dodson received his Bachelor of Journalism degree from the University of Texas and a Master of Divinity degree from Southwestern Baptist Theological Seminary.  Mr. Dodson also holds numerous securities and insurance licenses, and is a graduate of the Securities Industry Institute at the Wharton School, University of Pennsylvania.

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

JULI A. CALLIS has served as a director of MPIC since 2007. She is currently Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services. Prior to her current assignment, Ms. Cullis served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Cullis served as the Director of Sales for the US Navy Mid Atlantic Region to include the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid Atlantic States, Europe, Iceland and Bermuda. Ms. Cullis received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master's degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D. She also serves as Chair for the Executive Committee of the Open Solutions, Inc. Client Association, and as a Trustee of the International Mission Board of the Southern Baptist Convention.

JEFFREY T. LAURIDSEN has served as a director of MPIC since 2007.  He is an attorney in private practice in Tustin, California. Before establishing his current practice, Mr. Lauridsen served with several other law firms in the Orange County area, as partner and senior associate. Mr. Lauridsen's 17 years of law practice have focused on corporate law, and encompassed both trial and appellate work in diverse areas of law, including Business Litigation, Construction Defect, General Liability, Premises Liability, Products, Medical Mal-Practice, ERISA, Insurance Coverage, Automobile Liability, Insurance Bad Faith, Employment and Labor Law, Sexual Harassment, Sexual Molestation and others. Prior to entering into the practice of law, Mr. Lauridsen worked as a claim representative in the insurance industry for 19 years. Mr. Lauridsen received his Associate of Arts degree in Political Science from Fullerton College. He received his Bachelor of Science in Law and Juris Doctorate degrees from California Southern Law School. He has served as Elder at Grace Church in Orange, California for 18 years.

JOHN A. BOMMARITO has served as a director of MPIC since 2007. Mr. Bommarito is currently the Chief Executive Officer of Western Federal Credit Union. Prior to assuming this position in 2003 after the merger of TRW Systems Federal Credit Union and Western Federal Credit Union, Mr. Bommarito was the President and Chief Executive Officer of TRW Systems Federal Credit Union. Mr. Bommarito received his B.A. degree in Accounting from California State University, Dominguez Hills. He also received a Master of Business Administration degree from Loyola Marymount University, and a Juris Doctorate degree from Loyola Law School. He holds licenses as a Certified Public Accountant and Attorney at Law in the State of California.

The Company has no class of equity securities registered pursuant to Section 12 of the Exchange Act.

Item 10. Executive Compensation

Except for Mr. Dodson, none of the Company's officers or directors currently receives compensation from the Company. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on behalf of the Company.

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company during its fiscal year ended December 31, 2006, its fiscal year ended December 31, 2005 and its fiscal year ended December 31, 2004 by its Chief Executive Officer, and President. Mr. Dodson was appointed President of the Company by the Board of Directors effective May 8, 2006.

Except for Mr. Dodson, none of the Company's executive officers (the named Executive Officers) had total salary, plus bonus, exceeding $100,000 during this period.

Option/Warrant Grants in Current Fiscal Year:

No options, warrants or other rights to purchase securities of the Company have been issued.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year Ended	Salary(s)	Bonus (2)	Other Annual Compensation	All Other Compensation (3)
Mark G. Holbrook, Chairman, Chief Executive Officer	2006	(1)	-0-	-0-	-0-
	2005	(1)	-0-	-0-	-0-
	2004	(1)	-0-	-0-	-0-
Billy M. Dodson, President	2006	$99,077	$65,000	-0-	$8,265
Stephen A. Ballas, President (2005)	2005	$93,674	$21,058	$2,962	$24,648
	2004	$90,204	$22,385	$10,476	$23,907

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

(2) An aggregate bonus amount of $65,500 was paid to Mr. Dodson for the Fiscal year 2006.  An aggregate bonus amount of $21,058 and $22,385 was paid to Mr. Ballas for the Fiscal years 2005 and 2004, respectively.

(3) The Company contributed an aggregate amount of $1,337 for Mr. Dodson's retirement plan, $6,005 for medical benefits and $923 for life and disability insurance.  Includes amounts the Company contributed for Mr. Ballas' 401(k) retirement plan, medical benefits, and life and disability insurance.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the amount of our common stock owned by each of our executive officers and directors, and by our directors and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our common stock as of December 31, 2006.

Name	Beneficial Ownership	Percentage Owned (1)
Billy M. Dodson 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Mark G. Holbrook 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Mark A. Johnson 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Van C. Elliott 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Arthur G. Black 955 W. Imperial Hwy. Brea, CA 92821	--	--%
John A. Bommarito 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Shirley M. Bracken 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Juli A. Callis 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Jeffrey T. Lauridsen 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Scott T. Vandeventer 955 W. Imperial Hwy. Brea, CA 92821	--	--%
All officers and directors as a group	--	--%
Other 5% or greater beneficial owners (seven)
Evangelical Christian Credit Union	--	--%
Financial Partners Credit Union	--	--%
USA Federal Credit Union	--	--%
Western Federal Credit Union	--	--%
Wescom Credit Union	--	--%
Credit Union of Southern California	--	--%
Keypoint Credit Union	--	--%

Notes to table

        (1)    Based on 146,000 shares of common stock outstanding.

Item 12. Certain Relationships and Related Transactions

ECCU has provided the Company with a line of credit which, under its March 28, 2005 loan agreement, is currently a $5.0 million revolving credit line loan. The terms and conditions of this credit line, including the interest rates charged thereon, are the same as those charged by ECCU to its other commercial borrower. Pursuant to the Subordination Agreement, ECCU has agreed to subordinate repayment of its loans to us to certain classes of our debt securities. There is no assurance that in the future ECCU will not modify, reduce or terminate this credit line.

The Company maintains cash at ECCU.  Total funds held with ECCU at December 31, 2006 and 2005 were $1,855,725 and $2,993,943, respectively.  Interest earned on these funds for the years ended December 31, 2006 and 2005 were $23,601 and $6,210.

The Company purchases participation interests in loans offered for sale by ECCU.  During the years ended December 31, 2006 and 2005, the Company purchased $46,258,925 and $22,519,682, respectively, of loans from ECCU.

The Company received $130,000 in consulting fee income and $97,198 in loan commitment fee income from ECCU during the year ended December 31, 2006.  The Company recognized interest income on loans purchased from ECCU of $3,041,895 and $2,357,168 during the years ended December 31, 2006 and 2005, respectively.

The Company pays support charges for professional services and rent to ECCU on a month-to-month basis. Charges of $151,573 and $150,012 were paid for these services for the years ended December 31, 2006 and 2005, respectively. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

The Company reimburses ECCU for salaries and benefits of employees. The amounts reimbursed for the years ended December 31, 2005 and 2004 were $404,302 and $233,175, respectively.

The Company had $21,354 and $63,868 due to ECCU at December 31, 2006 and 2005, respectively.

Item 13. Exhibits and Reports on Form 8-K

Exhibits:

27 Financial Data Schedule (included)

Reports on Form 8-K:

None

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by our accounting firm, Hutchinson & Bloodgood, LLP, for the year ended December 31, 2005 were as follows:

Audit fees	$31,000
Tax fees	5,600
Review of 10QSB/ 10KSB	19,500
Total	56,100

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2007 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Billy M. Dodson

Billy M. Dodson,

President

By: /s/ Mark A. Johnson

Mark A. Johnson,

Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND

PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Billy M. Dodson, certify that:

     1.        I have reviewed this Annual Report on Form 10-KSB of Ministry Partners Investment Corporation,

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

Date: March 29, 2007                                     By: /s/ Billy M. Dodson

Billy M. Dodson

President

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND

PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Mark A. Johnson, certify that:

        1.        I have reviewed this Annual Report on Form 10-KSB of Ministry Partners Investment Corporation,

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

Date: March 29, 2007                                                 By: /s/ Mark A. Johnson

Mark A. Johnson,

Chief Financial Officer

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

                Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, in his capacity as an officer of Ministry Partners Investment Corporation, (the "Company") that, to his knowledge, this Annual Report on Form 10-KSB for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date: March 29, 2007                                     By: /s/ Billy M. Dodson

Billy M. Dodson,

President

Date: March 29, 2007                                    By: /s/ Mark A. Johnson

Mark A. Johnson,

Chief Financial Officer

Ministry Partners Investment Corporation

Financial Report

December 31, 2006 and 2005

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	1

Financial Statements

Balance sheets	2
Statements of income	3
Statements of stockholders' equity	4
Statements of cash flows	5
Notes to financial statements	6-16

Report of Independent Registered Public Accounting Firm

Board of Directors

Ministry Partners Investment Corporation

Brea, California

We have audited the accompanying balance sheets of Ministry Partners Investment Corporation as of December 31, 2006 and 2005 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Corporation as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson & Bloodgood, LLP

Glendale, California

January 19, 2007

Ministry Partners Investment Corporation
Balance Sheets
December 31, 2006 and 2005

Assets	2006	2005

Cash	$7,632,759	$3,045,276
Loans, net of allowance for loan losses of $126,000 in 2006 and 2005	59,713,567	45,931,178
Accrued interest receivable	275,106	163,506
Property and equipment, net	9,450	10,040
Other assets	17,825	83,992

Total assets	$67,648,707	$49,233,992

Liabilities and Stockholders' Equity

Liabilities
Notes payable	$54,330,889	$46,917,963
Other liabilities	257,309	127,262

Total liabilities	54,588,198	47,045,225

Commitments and Contingencies (Note 5)

Stockholders' Equity
Series A preferred stock, 5,000 shares authorized, 550 shares issued and outstanding at December 31, 2005, no par value (liquidation preference value of $1,000 per share)	--	550,000
Class I preferred stock, 100,000 shares authorized, 90,022 shares issued and outstanding at December 31, 2006, no par value (liquidation preference value of $100 per share)	9,002,200	--
Class II preferred stock, 75,000 shares authorized, 19,000 shares issued and outstanding at December 31, 2006, no par value (liquidation preference value of $100 per share)	1,900,000	--
Common stock, 10,000,000 shares authorized; 146,522 and 125,000 shares issued and outstanding at December 31, 2006 and 2005, respectively; no par value	1,809,572	1,250,000
Retained earnings	357,571	388,767

Total stockholders' equity	13,060,509	2,188,767
Total liabilities and stockholders' equity	$67,648,707	$49,233,992

The Notes to Financial Statements are an integral part of these statements.

Ministry Partners Investment Corporation
Statements of Income
Years Ended December 31, 2006 and 2005

	2006	2005
Interest income
Interest on loans	$3,041,895	$2,537,168
Interest on interest-bearing accounts	90,544	27,581

Total interest income	3,132,439	2,564,749

Interest expense	2,385,178	1,893,205

Net interest income	747,261	671,544

Provision for loan losses	--	12,000

Net interest income after provision for loan losses	747,261	659,544

Non-interest income
Consulting fees	135,350	--
Loan commitment fees	97,198	--
Other	896	3,000
	233,445	3,000

Non-interest expenses
Salaries and benefits	411,475	261,207
Marketing and promotion	47,205	94,747
Office occupancy	15,993	16,594
Office operations	183,056	171,818
Legal and accounting	158,979	46,717
Ministry support	17,500	41,000

Total non-interest expenses	831,662	632,083

Income before provision for income taxes	169,044	30,461

Provision for income taxes	50,738	10,462

Net income	$98,306	$19,999

The Notes to Financial Statements are an integral part of these statements.

Ministry Partners Investment Corporation
Statements of Stockholders' Equity
Years Ended December 31, 2006 and 2005

	Preferred Stock		Common Stock

	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings	Total

Balance, December 31, 2004	550	$550,000	125,000	$1,250,000	$398,776	$2,198,776

Net income	--	--	--	--	19,999	19,999
Dividends on preferred stock	--	--	--	--	(30,008)	(30,008)

Balance, December 31, 2005	550	550,000	125,000	1,250,000	388,767	2,188,767

Issuance of Class I preferred stock	84,522	8,452,200	--	--	--	8,452,200
Issuance of Class II preferred stock	19,000	1,900,000	--	--	--	1,900,000
Exchange of Series A preferred stock for Class I preferred stock in exchange for Series A preferred stock	(550)	--	--	--	--	--
Issuance of common stock	5,500	--	21,522	559,572	--	559,572
Net income	--	--	--	--	98,306	98,306
Dividends on preferred stock	--	--	--	--	(138,336)	(138,336)

Balance, December 31, 2006	109,022	$10,902,200	146,522	$1,809,572	$357,571	$13,069,343

The Notes to Financial Statements are an integral part of these statements.

Ministry Partners Investment Corporation
Statement of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005
Cash Flows from Operating Activities	$98,306	$19,999
Net income
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	590	3,329
Provision for loan losses	--	12,000
Amortization of deferred loan fees	19,976	--
Change in:
Interest receivable	(111,600)	(38,009)
Other assets	66,167	(16,467)
Other liabilities	130,047	69,749

Net cash provided by operating activities	203,486	50,601

Cash Flows from Investing Activities
Loan purchases	(46,258,925)	(22,519,682)
Loan principal collections, net	32,456,560	18,598,087
Purchase of property and equipment	--	(129)

Net cash used in investing activities	(13,802,365)	(3,921,724)

Cash Flows from Financing Activities
Advances made on line of credit	--	5,000,000
Amounts paid on line of credit	--	(5,000,000)
Net change in notes payable	7,412,926	756,506
Proceeds from issuance of preferred stock	10,352,200	--
Proceeds from issuance of common stock	559,572	--
Dividends paid on preferred stock	(138,336)	(30,008)
Net cash provided by financing activities	18,186,362	726,498
Net increase (decrease) in cash	4,587,483	(3,144,625)

Cash at beginning of year	3,045,276	6,189,901

Cash at end of year	$7,632,759	$3,045,276

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$2,385,178	$1,893,205
Income taxes	--	57,990

The Notes to Financial Statements are an integral part of these statements.

Ministry Partners Investment Corporation

Notes to Financial Statements

December 31, 2006 and 2005

Note 1.      Summary of Significant Accounting Policies

                  Nature of Business

                  Ministry Partners Investment Corporation (the Company) was incorporated in California in 1991 and is an affiliate of Evangelical Christian Credit Union (ECCU). The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations through funding provided by members of and persons associated with such churches and organizations. All of the Company's loans are purchased from ECCU through an ongoing participation arrangement. The offices of the Company and ECCU are located in Brea, California. Nearly all of the business and operations of the Company currently are conducted in California and its mortgage loan investments are concentrated in California.

                  In 2006, the Company issued 21,522 shares of common stock to third party investors. In addition, ECCU sold 63,000 of its common shares in the Company to third party investors. As a result, ECCU's ownership of the voting stock of the Company decreased from 100% to 42.13%

                  Use of Estimates

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

                  Loans

                  Loans are reported at their outstanding unpaid principal balance less an allowance for loan losses. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees are deferred and recognized as an adjustment to the related loan yield using the straight-line method, which results in an amortization that is materially the same as the interest method.

Allowance for Loan Losses

The allowance for loan losses is increased through a provision for loan losses charged to earnings. Loan losses, if any, are charged against the allowance when management believes the collectibility of loan principal becomes unlikely.  Subsequent recoveries, if any, are credited to the allowance.

Ministry Partners Investment Corporation

Notes to Financial Statements

December 31, 2006 and 2005

Note 1.      Summary of Significant Accounting Policies  (Continued)

Allowance for Loan Losses  (continued)

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

Ministry Partners Investment Corporation

Notes to Financial Statements

December 31, 2006 and 2005

Note 1.      Summary of Significant Accounting Policies  (Continued)

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

                  Employee Benefit Plan

                  Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

                  Reclassifications

                  Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year.

                  Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109") which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company is currently evaluating the potential impact of this interpretation.

Ministry Partners Investment Corporation

Notes to Financial Statements

December 31, 2006 and 2005

Note 2.      Related Party Transactions

                  The Company maintains most of its cash at ECCU. Total funds held with ECCU at December 31, 2006 and 2005 were $1,855,725 and $2,993,943, respectively. Interest earned on these funds for the years ended December 31, 2006 and 2005 were $23,601 and $6,210, respectively.

                  The Company purchases participation interests in loans offered for sale by ECCU. During the years ended December 31, 2006 and 2005, the Company purchased approximately $32 million and $21 million, respectively, of loans from ECCU. Interest income on loans purchased from ECCU totaled $3,018,920 and $2,354,381 during the years ended December 31, 2006 and 2005, respectively.

                  The Company earned consulting fee income of $130,000 and commitment fee income of $97,198 from ECCU during the year ended December 31, 2006.

                  The Company pays support charges for management services and rent to ECCU on a month-to-month basis. Charges of $151,573 and $150,012 were paid for these services for the years ended December 31, 2006 and 2005, respectively. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

                  The Company reimburses ECCU for salaries and benefits of employees. The amounts reimbursed for the years ended December 31, 2006 and 2005 were $404,302 and $233,175, respectively.

                  The Company had $21,354 and $63,868 due to ECCU at December 31, 2006 and 2005, respectively.

Ministry Partners Investment Corporation

Notes to Financial Statements

December 31, 2006 and 2005

Note 3.      Loans

                  A summary of loans as of December 31 follows:

	2006	2005
Loans to evangelical churches and related organizations,
real estate secured	$ 59,944,861	$ 46,057,178

Deferred loan fees	(105,294)	- -
Allowance for loan losses	(126,000)	(126,000)
Loans, net	$ 59,713,567	$ 45,931,178

                  The loans are backed by participation agreements secured by loans originated by ECCU to various evangelical churches and related organizations to finance facilities. Loan maturities extend through 2011. The loans earn interest at rates between 5% and 9.75%, with a weighted average yield of 6.56% as of December 31, 2006.

                  The Company had an allowance for loan losses of $126,000 as of December 31, 2006 and 2005. The Company has no experience of loan loss and, as of December 31, 2006 and 2005, none of the loans are impaired. Management believes all of the loans are adequately secured and the allowance is reasonable.

Note 4.      Line of Credit

                  The Company has an unsecured $5,000,000 line of credit with ECCU that expires March 31, 2007. There were no outstanding borrowings as of December 31, 2006 and 2005. The interest rate at December 31, 2006 was 8.25%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal. No interest was incurred in 2006, but interest of $2,753 was paid to ECCU in 2005. The line of credit is subordinate to Alpha Class notes payable.

Ministry Partners Investment Corporation

Notes to Financial Statements

December 31, 2006 and 2005

Note 5.      Commitments and Contingencies

                  Unfunded Commitments

                  Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $13,045,690 and $22,209,709 at December 31, 2006 and 2005, respectively.

                  Standby Letters of Credit

                  Standby letters of credit, as discussed below, are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support borrowing arrangements. The risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The letters of credit, if drawn upon, will be secured by first lien deeds of trust on real property. The liability related to the letters of credit recorded at December 31, 2006 and 2005 was $45,484.

                  The Company entered into a non-recourse Letter of Credit Participation Agreement with ECCU on September 8, 2005, which expires on September 7, 2007. The Company is committed to 27.72% of a $65,623,288 letter of credit for a Christian university in Riverside, California. As of December 31, 2006, the Company had an outstanding commitment of $18,193,400.

Note 6.      Notes Payable

                  A summary of notes payable at December 31 is as follows:

                                                                                                                                                                                                                                                                                           Weighted

                                                                                                                                                          Average

                                                                                                                                                       Interest Rate

                                                                                                                                                           During

                                                                                              2006                      2005                        2006

                        Public offering notes - Class A-1          $                  - -      $         373,584

                        Public offering notes - Alpha Class             21,078,656            18,410,124                  5.34%

                        Special offering notes                                  32,829,251            27,820,336                  5.51%

                        International notes                                            422,982                 313,919                  5.43%

                                                                                    $    54,330,889      $    46,917,963

                  The following are maturities of notes payable for each of the next five years:

                        Year Ending December 31,

                                      2007                                                                    $    39,483,784

                                      2008                                                                            5,186,204

                                      2009                                                                            3,485,329

                                      2010                                                                            3,801,275

                                      2011                                                                            2,374,297

                                                                                                                  $    54,330,889

Ministry Partners Investment Corporation

Notes to Financial Statements

December 31, 2006 and 2005

                  Notes are payable primarily to members of ECCU. All notes payable are unsecured. Notes pay interest at stated spreads over a blended index rate for financial institutions that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

                  The Alpha Class Notes contain covenants pertaining to a minimum fixed charge coverage ratio, maintenance of a tangible net worth, limitation on issuance of additional notes, and limitations on certain transactions. The Alpha Class Note offering requires that the Company maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4,000,000. The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100,000,000. The Company's other indebtedness, as defined in the Loan and Standby Agreement, is not to exceed $10,000,000 outstanding at any time while any Alpha Class Note is outstanding. The Company was in compliance with these covenants as of December 31, 2006.

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

Note 7.      Public Offerings

                  In July 2001, the Company received approval from the SEC to offer $50,000,000 of Alpha Class unsecured promissory notes nationwide. By April 2005, the Company registered all $50,000,000 of the Alpha Class notes. At December 31, 2006 and 2005, $21,078,656 and $18,410,124 of these notes was outstanding, respectively.

Note 8.      Preferred Stock

Prior to November 16, 2006, the Company had 5,000 shares of Series A non-voting, non-transferable cumulative preferred stock authorized and 550 such shares outstanding. The liquidation preference of the Series A Preferred Stock was $1,000 per share. Each share was entitled to receive a quarterly cash dividend equal to a percentage of the liquidation preference which percentage equals the greater of 5% per annum or 150 basis points higher than the London Bank Inter-Bank Offer Rate (LIBOR) for six months in effect on the last day of the calendar quarter for which the dividend is to be declared.

On November 16, 2006, the Company completed the sale of 84,522 shares of its Class I Preferred Stock and 19,000 shares of its Class II Preferred Stock.  All of the securities were sold for cash. In addition, 5,500 shares of the Class I Preferred Stock were issued in exchange for 550 shares of the Company's outstanding Series A Preferred Stock.  The Company incurred no sales commissions or other underwriting costs.

The Class I Preferred Stock is entitled to annual cumulative dividends, payable quarterly, equal to the liquidation preference times a dividend rate of 190 basis points over the 1-year Libor rate in effect on the last day of the calendar month in which the dividend is declared.  The Class I Preferred Stock has a liquidation preference of $100 per share; has no other voting rights, except as required under California law; and is subject to redemption for an amount equal to the liquidation preference of each share, plus any accrued and unpaid dividends on such shares, in whole or in part, at the Company's election after December 31, 2007. The resale of our common stock and preferred stock is subject to the Company's first right of refusal to purchase shares proposed to be transferred.

The Class II Preferred Stock has right preferences and privileges identical to the Class I Preferred Stock, except it is entitled to dividends equal to the liquidation preference of $100 per share times a dividend rate of one percent (1%) per annum, and the holders of the Class I Preferred Stock do not have the right to appoint directors upon the Company's failure to pay dividends.

Ministry Partners Investment Corporation

Notes to Financial Statements

December 31, 2006 and 2005

Note 9.      Income Taxes

                  The components of the provision for income taxes at December 31 are as follows:

	2006	2005
Current
Federal	$38,620	$6,279
State	14,655	8,303

	53,275	14,582
Deferred
Federal	(2,182)	(4,368)
State	(355)	248
	(2,537)	(4,120)
Provision for income taxes	$53,082	$10,462

Ministry Partners Investment Corporation

Notes to Financial Statements

December 31, 2006 and 2005

                    The tax effects of the temporary differences in income and expense items that give rise to deferred taxes at December 31 are as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$45,278	$51,855
Contribution carryforward due to tax limitation	25,449	28,134
Other	4,907	--
	75,634	79,989

Valuation allowance	(45,278)	(51,855)
	30,356	28,134
Deferred tax liabilities:
Depreciation	(501)	(816)

Net deferred tax asset	$29,855	$27,318

                  The reason for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2006	2005
Statutory tax rate	27.2%	15.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	8.0%	9.0%
Valuation allowance	(4.5%)	7.9%
Other, net	(3.3%)	2.4%

Effective tax rate	34.0%	34.3%

Ministry Partners Investment Corporation

Notes to Financial Statements

December 31, 2006 and 2005

Note 10.    Retirement Plans

                  Employees of the Company participate in ECCU's defined contribution plan that includes two components: a 401(k) plan and a profit sharing plan.

                  401(k)

                  Employees who are at least 21 years of age are eligible to participate in the 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the percent of which is annually determined by the Board of Directors. Matching contributions for the plan years ended December 31, 2006 and 2005 were $4,574 and $7,828, respectively.

                  Profit Sharing

                  The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 1,000 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Board of Directors, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company's annual contribution. Contributions for the plan years ended December 31, 2006 and 2005 were $11,985 and $8,450, respectively.

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

Ministry Partners Investment Corporation

Notes to Financial Statements

December 31, 2006 and 2005

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

                  Cash, Accrued Interest Receivable, Dividends Payable

                  The carrying amounts are a reasonable estimates of fair value.

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

                        The fair value of the Company's financial instruments at December 31, are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:

Cash	$7,632,759	$7,632,759	$3,045,276	$3,045,276
Loans	59,713,567	61,227,882	45,931,178	46,574,000
Accrued interest receivable	275,106	275,106	163,506	163,506

Financial liabilities

Notes payable	54,330,889	54,171,110	46,917,963	47,008,000
Dividends payable	97,997	97,997	4,840	4,840

Unrecognized financial instruments:

Commitment to extend credit	45,484	45,484	45,484	45,484