Form 10QSB
period 2007-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2007-05-15
CIK 944130

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At March 31, 2007, registrant had issued and outstanding 107,922 shares of its no par value preferred stock. No market value exists for the preferred stock. Registrant estimates the aggregate market value of such shares to be not greater than $10,792,200.

At March 31, 2007, registrant had issued and outstanding 146,522 shares of its no par value common stock. No market exists for the common stock.  Registrant estimates the aggregate market value of such shares to be not greater than $1,809,572.

Transitional Small Business Disclosure Format (check one):

YES [ ]	NO [ X ]

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MINISTRY PARTNERS INVESTMENT CORPORATION
BALANCE SHEETS
March 31, 2007 and December 31, 2006

Assets	2007 (Unaudited)	2006

Cash	$8,196,330	$7,632,759
Loans, net of allowance for loan losses of $126,000	62,921,819	59,713,567
Accrued interest receivable	340,595	275,106
Property and equipment, net	9,369	9,450
Other assets	66,358	17,825

Total assets	$71,534,470	$67,648,707

Liabilities and Stockholders' Equity

Liabilities
Notes payable	$58,524,655	$54,330,889
Other liabilities	260,148	257,309

Total liabilities	58,924,579	54,588,198

Stockholders' Equity
Class I preferred stock, 100,000 shares authorized, 88,922 shares and 90,022 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively, no par value (liquidation preference value of $100 per share)	8,892,200	9,002,200
Class II preferred stock, 75,000 shares authorized, 19,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, no par value (liquidation preference value of $100 per share)	1,900,000	1,900,000
Common stock, 10,000,000 shares authorized; 146,522 and 125,000 shares issued and outstanding at March 31, 2007 and December 31, 2006; no par value	1,809,572	1,809,572
Retained earnings	147,895	348,737

Total stockholders' equity	12,749,667	13,060,509
Total liabilities and stockholders' equity	$71,534,470	$67,648,707

The accompanying notes are an integral part of these financial statements.

MINISTRY PARTNERS INVESTMENT CORPORATION
STATEMENTS OF INCOME (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Interest income
Interest on loans	$972,896	$674,987
Interest on interest-bearing accounts	96,881	8,255

Total interest income	1,069,777	683,242

Interest expense	751,724	532,493

Net interest income	318,053	150,749

Provision for loan losses	--	--

Net interest income after provision for loan losses	318,053	150,749

Non-interest income	32,155	20,057

Non-interest expenses
Salaries and benefits	254,277	50,232
Marketing and promotion	14,200	5,145
Office operations	66,433	51,066
Legal and accounting	54,438	52,303

Total non-interest expenses	389,348	158,746

Income (loss) before provision for income taxes	(39,140)	12,060

Provision for income taxes	--	4,772

Net income	$(39,140)	$7,286

The accompanying notes are an integral part of these financial statements.

MINISTRY PARTNERS INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(39,140)	$7,286
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	71	148
Provision for loan losses	--	--
Change in:
Accrued interest receivable	(65,489)	(42,200)
Other assets	(48,533)	22,530
Other liabilities	2,839	(39,477)

Net cash used by operating activities	(116,369)	(51,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan purchases	(4,304,047)	(9,261,684)
Loan sales	897,585	4,420,496
Net change in loans receivable	198,210	221,543
Purchase of property and equipment	--	--

Net cash used by investing activities	(3,208,252)	(4,619,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in notes payable	4,193,766	2,541,790
Purchase of preferred stock	(110,000)	--
Dividends paid on preferred stock	(161,093)	(17,723)
Net cash provided by financing activities	3,922,673	2,524,367
Net increase (decrease) in cash	563,571	(2,146,990)

Cash and cash equivalents at beginning of period	7,632,759	3,045,276

Cash and cash equivalents at end of period	$8,196,330	$898,276

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$751,724	$532,493
Income taxes	40,113	--

The accompanying notes are an integral part of these financial statements.

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

The attached Balance Sheet as of March 31, 2007, and the Statements of Operations, Stockholders' Equity, and Cash Flows for the three months ended March 31, 2007 and 2006, of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2007, and the  results of operations and cash flows for the three months ended March 31, 2007 and 2006 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the results for the full year.

1. Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Corporation (the Company) was incorporated in California in 1991 and is an affiliate of Evangelical Christian Credit Union (ECCU).  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its investment operations through the sale of debt securities to individuals and organizations, many of whom are associated with Evangelical churches and ministries.  Most of the Company's investments are purchased from ECCU, and from time to time the Company originates loans directly.  The offices of the Company and ECCU are located in Brea, California.  Nearly all of the business and operations of the Company and ECCU are conducted in California and a large share of its mortgage loan investments are concentrated in California.

In 2006, the Company issued 21,522 shares of common stock to third party investors.  In addition, ECCU sold 63,000 shares of its common shares in the Company to third party investors.  As a result, ECCU's ownership of the voting stock of the Company decreased from 100% to 42.13%.  During 2007, the Company purchased 1,100 shares of preferred stock back from an investor, resulting in 107,922 shares outstanding at March 31, 2007.

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

2. Related Party Transactions

The Company maintains a portion of its cash funds at ECCU. Total funds held with ECCU were $3.3 million and $1.9 million at March 31, 2007 and December 31, 2006, respectively. Interest earned on these funds totaled $22,425 and $24,309 for the three months ended March 31, 2007 and 2006, respectively.

The Company leases physical facilities and purchases other services from ECCU. Charges of $44,575 and $38,288 for the three months ended March 31, 2007 and 2006, respectively, were made for these services and are included in Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

The Company purchased $4.3 million and $9.3 million of loans from ECCU during the three months ended March 31, 2007 and 2006, respectively.

As a part of the Company's liquidity management, the Company from time to time has asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. Although ECCU accommodates the Company, ECCU is under no obligation to continue this practice. During the three months ended March 31, 2007 and 2006, loans in the amount of $897,585 and $4,420,496, respectively, were sold back to ECCU. No gain or loss was incurred on these sales.

3. Loans Receivable and Allowance for Loan Losses

The Company originates church loans, participates in church loans made by ECCU, and also purchases entire church loans from ECCU. Interest rates on the loans range from 5.00% to 9.50%, yielding a weighted average of 6.45% as of March 31, 2007, compared to a weighted average yield of 5.54% as of March 31, 2006. ECCU services these loans, charging a service fee.

An allowance for loan losses has been established for loans receivable of $126,000 as of March 31, 2007 and December 31, 2006. The Company has not experienced a loan loss and, as of March 31, 2007, none of the loans are impaired or past due over 90 days. Management believes all of the loans are adequately secured and fully collectible.

4. Line of Credit - ECCU

The Company has an unsecured $5,000,000 line of credit with ECCU, of which none was borrowed at March 31, 2007 and December 31, 2006.  The interest rate at March 31, 2007 was 8.25%. The interest rate on this line varies based on changes in the Prime Rate published by The Wall Street Journal.

 5. Notes Payable

The Company has unsecured notes payable at March 31, 2007, as follows:

		Weighed Average Interest Rate
Special Offering	$34,586,168	5.54%
International Offering	514,525	5.55%
National Alpha Offering (Note 6)	23,423,962	5.45%
Total	$58,524,655	5.50%

Future maturities at March 31 are as follows:

2007	38,350,441
2008	8,142,110
2009	5,282,099
2010	3,681,785
2011	2,376,491
2012	691,729
$58,524,655

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class requires the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4,000,000.  The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100,000,000.  The Company's other indebtedness, as defined in the Loan and Standby Trust Agreement, is not to exceed $10,000,000 outstanding at any time while any Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of March 31, 2007.

Historically, most notes payable have been renewed by investors upon maturity. For matured notes not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, as well as by issuing new notes payable and drawing on its $5,000,000 line of credit with ECCU. In certain instances, the Company has sold loan participations back to ECCU to fund redemptions.

6. National Offering

In July 2001, the Company received approval from the Securities and Exchange Commission to offer $50,000,000 of Class Alpha unsecured notes payable nationwide.  By April 2005, the Company registered all $50,000,000 of the Alpha Class notes.  At March 31, 2007 and December 31, 2006, $23,423,962 and $21,078,656 of these notes was outstanding, respectively.

7. Loan Commitments

Standby Letter of Credit

The Company entered into a Non-recourse Letter of Credit Participation Agreement with ECCU on September 8, 2005 which expires on September 7, 2007.  The Company is committed to 27.72% of a $65,623,288 letter of credit for a Christian university in Riverside, California.  As of March 31, 2007, the Company had an outstanding commitment of $18,193,400.

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $15 million at March 31, 2007 and $13 million at December 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information included herein should be read in conjunction with the Financial Statements, including the Notes thereto.

Results of Operations

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

During the three months ended September 30, 2006 the Company had net loss of $39,140 as compared to a net income of $7,288 for the three months ended March 31, 2006, a decrease in net income of $46,428. This decrease is attributable primarily to an increase in salaries and benefits expenses over the same period last year. Net interest income after provision for loan losses increased to $318,053, an increase of $167,304, or 111%, from $150,749 for the three months ended March 31, 2006. This increase is attributable primarily to an increase in the weighted average yield of loans receivable as well as a larger loan portfolio. The Company's cost of funds (i.e., interest expense) increased to $751,724, or 41%, for the three months ended March 31, 2007 as compared to $532,493 for the three months ended March 31, 2006 due to an increase in interest rates and a larger notes payable balance.

The Company's operating expenses for the three months ended March 31, 2007 increased to $389,347 from $158,746 for the same period ended March 31, 2006, an increase of 145%. The increase was caused primarily by an increase of $204,045, or 406%, in salaries and benefits due to a reorganization of management that occurred later in 2006.

Net Interest Income and Net Interest Margin

The Company's earnings depend largely upon the difference between the income we receive from interest-earning assets, which are principally mortgage loan investments and interest-earning accounts with other financial institutions, and the interest paid on notes payable. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

Distribution, Rate and Yield Analysis of Net Interest Income

	For the Three Months Ended March 31,
		2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-bearing accounts	$8,307,643	$96,881	4.66%	$616,574	$8,255	5.36%
Total Loans [1]	60,638,195	972,896	6.42%	50,516,369	674,987	5.34%
Total interest-earning assets	68,945,838	1,069,777	6.21%	51,132,943	683,242	5.34%

Liabilities and shareholders' equity:
Public offering notes - Class A-1	--	--	0.00%	168,272	3,341	7.94%
Public offering notes - Alpha Class	22,147,197	285,654	5.16%	19,263,417	211,841	4.40%
Special offering notes	34,442,221	459,693	5.34%	29,261,477	313,805	4.29%
International notes	493,282	6,377	5.17%	314,628	3,506	4.46%
Other	--	--	--	--	--	--

Total interest-bearing liabilities	$57,082,701	$751,724	5.27%	$48,839,522	$532,493	4.36%

Net interest income		$318,053			$150,749
Net interest margin [2]			1.85%			1.18%

[1] Loans are gross of deferred loan fees and the allowance for loan losses
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $68.9 million during the three months ended March 31, 2007, from $51.1 million during the same period in 2006, an increase of $17.8 million or 35%. The average yield on these assets increased to 6.21% for the three months ended March 31, 2007 from 5.34% for the three months ended March 31, 2006. This average yield increase was related to the increased rate on the interest-earning accounts with other financial institution and higher rates on new loan volume. Average interest-bearing liabilities, consisting of notes payable, increased to $57.1 million during the three months ended March 31, 2007, from $48.8 million during the same period in 2006. The average rate paid on these notes increased to 5.27% for the three months ended March 31, 2007, from 4.36% for the same period in 2006. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market.

                Net interest income for the three months ended March 31, 2007, was $318,053, which was an increase of $167,304, or 111% over the prior year. The net interest margin increased 67 basis points to 1.85% for the quarter ended March 31, 2007, compared to 1.18% for 2006. The increase in the net interest margin was the result of higher rates on new loan volume and increased rates on other interest-earning accounts with other financial institutions.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Quarter Ended March 31, 2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
Increase (Decrease) in Interest Income	$89,827	$(1,201)	$88,626
Interest-earning account with other financial institutions	150,403	147,506	297,909
Total loans	240,230	146,305	386,535

Increase (Decrease) in Interest Expense:
Public offering notes - Class A-1	(1,670)	(1,671)	(3,341)
Public offering notes - Alpha Class	34,257	39,556	73,813
Special offering notes	61,265	84,623	145,888
International notes	2,240	631	2,871
Other	--	--	--
	96,092	123,139	219,231
Change in net interest income	$144,138	$23,166	$167,304

 Liquidity and Capital Resources

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Net increase in cash during the three months ending March 31, 2007 was $563,571, compared to a net decrease of $2.1 million for the three months ended March 31, 2006, an increase of $2.7 million. Net cash used by operating activities totaled $116,369 for the three months ended March 31, 2007, compared to net cash used by operating activities of $51,226 for the same period in 2006. This difference is attributable primarily to a decrease in net income and an increase in other assets over the same period in 2006.

Net cash used by investing activities totaled $3.2 million during the three months ended March 31, 2007, compared to $4.6 million during the three months ended March 31, 2006, a decrease in cash used of $1.4 million. This decrease is primarily attributable to a decrease in net loans purchased from ECCU.

Net cash provided by financing activities totaled $3.9 million for this three month period in 2007, an increase of $1.4 million or 55%, from $2.5 million provided by financing activities during the three months ended March 31, 2006. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable).

At March 31, 2007, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $8.2 million, up from $7.6 million at December 31, 2006, an increase of $564,000.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's President and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred in the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Billy M. Dodson
31.2	Certification of Mark A. Johnson
32.1	Certification of Periodic Financial Report

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2007 MINISTRY PARTNERS INVESTMENT CORPORATION

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

Date: May 14, 2007                                       By: /s/ Billy M. Dodson

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

Date: May 14, 2007                           By: /s/ Mark A. Johnson

Mark A. Johnson,

Chief Financial Officer

EXHIBIT 32

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

                Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, in his capacity as an officer of Ministry Partners Investment Corporation, (the "Company") that, to his knowledge, this Quarterly Report on Form 10-QSB for the period ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition of the Bank at the end of such period and the results of operations of the Bank for such period.

Date: May 14, 2007                By: /s/ Billy M. Dodson

Billy M. Dodson,

President

Date: May 14, 2007                By: /s/ Mark A. Johnson

Mark A. Johnson

Chief Financial Officer