Form 10QSB
period 2007-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2007-08-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from ___ to ___

333-4028la

(Commission file No.)

MINISTRY PARTNERS INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0489154 (I.R.S. employer identification no.)

955 West Imperial Highway, Brea, California, 92822

(Address of principal executive offices)

(714) 671-5720

(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X].

At June 30, 2007, registrant had issued and outstanding 146,522 shares of its no par value common stock. No market exists for the common stock.  Registrant estimates the aggregate market value of such shares to be not greater than $1,809,572.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X].

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MINISTRY PARTNERS INVESTMENT CORPORATION
BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
(Dollars in Thousands)

Assets	2007 (Unaudited)	2006

Cash	$ 7,614	$ 7,633
Loans receivable, net of allowance for loan losses of $126,000 (Note 3)	63,337	59,713
Accrued interest receivable	295	276
Property and equipment, net	9	9
Other assets	93	18

Total assets	$ 71,348	$ 67,649

Liabilities and Stockholders' Equity

Liabilities
Notes payable (Note 5)	$ 58,401	$ 54,331
Other liabilities	345	257

Total liabilities	58,746	54,588

Stockholders' Equity
Class I preferred stock, 100,000 shares authorized, 88,922 shares and 90,022 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively, no par value (liquidation preference value of $100 per share)	8,892	9,002
Class II preferred stock, 75,000 shares authorized, 19,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, no par value (liquidation preference value of $100 per share)	1,900	1,900
Common stock, 10,000,000 shares authorized; 146,522 and 125,000 shares issued and outstanding at June 30, 2007 and December 31, 2006; no par value	1,810	1,810
Retained earnings	1	349

Total stockholders' equity	12,602	13,061
Total liabilities and stockholders' equity	$ 71,345	$ 67,649

The accompanying notes are an integral part of these financial statements.

MINISTRY PARTNERS INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
Interest income:
Interest on loans	$ 1,024	$ 715	$ 1,997	$ 1,390
Interest on interest-bearing accounts	86	3	183	11
Total interest income	1,110	718	2,180	1,401

Interest expense:	791	555	1,543	1,087

Net interest income	319	163	637	314

Provision for loan losses	--	--	--	--
Net interest income after provision for loan losses	319	163	637	314

Non-interest income	45	137	77	157

Non-interest expenses

Salaries and benefits	202	144	456	194
Marketing and promotion	30	16	44	21
Office operations	60	61	127	112
Legal and accounting	57	36	111	89
Total non-interest expenses	349	257	738	416

Income (loss) before taxes	15	43	(24)	55

Provision (benefit) for income taxes	--	14	--	19

Net income (loss)	$ 15	$ 29	$ (24)	$ 36

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
(Dollars in Thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ (24)	$ 36

Adjustments to reconcile net income (loss) to net cash used by operating activities
Depreciation and amortization	--	--
Provision for loan losses	--	--

Changes in:
Accrued interest receivable	(19)	(54)
Other assets	(75)	(37)
Other liabilities	88	162
Net cash provided (used) by operating activities	(30)	107

CASH FLOWS FROM INVESTING ACTIVITIES

Loan purchases	(20,383)	(15,416)
Loan sales	16,392	11,281
Net change in loan receivable	(371)	333
Purchase of property and equipment	--	--
Net cash used by investing activities	(3,620)	(3,802)

CASH FLOWS FROM FINANCING ACTIVITIES

Net changes in notes payable	4,070	872
Purchase of preferred stock	(110)	--
Dividends paid on preferred stock	(329)	(21)
Net cash provided by financing activities	3,631	851

Net (decrease) in cash and cash equivalents	$ (19)	$ (2,844)

Cash and cash equivalents at beginning of period	7,633	3,045

Cash and cash equivalents at end of period	$ 7,614	$ 201

Supplemental disclosures of cash flow information

Interest paid	1,543	1,087
Income taxes paid	56	--

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

The attached Balance Sheets as of June 30, 2007, and the Statements of Operations, Stockholders' Equity, and Cash Flows for the three and six months ended June 30, 2007 and 2006, of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the results for the full year.

1. Summary of Significant accounting policies

Nature of Business

Ministry Partners Investment Corporation (the Company) was incorporated in California in 1991 and is an affiliate of Evangelical Christian Credit Union (ECCU).  The Company is engaged in the business of making and investing in loans to evangelical churches and church organizations.  The Company funds its investment operations primarily through the sale of debt securities to individuals and organizations, many of whom are associated with Evangelical churches and ministries.  Most of the Company's loans are purchased from ECCU, and from time to time the Company originates loans directly.  The offices of the Company and ECCU are located in Brea, California.  Nearly all of the business and operations of the Company and ECCU are conducted in California and a large share of its mortgage loan investments are concentrated in California.

In 2006, the Company issued 21,522 shares of common stock to third party investors.  In addition, ECCU sold 63,000 shares of its common shares in the Company to third party investors.  As a result, ECCU's ownership of the voting stock of the Company decreased from 100% to 42.13%.  During 2007, the Company purchased 1,100 shares of its Class I Preferred stock from a shareholder, resulting in 88,922 shares of that class of stock outstanding at June 30, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses represents a significant estimate by management.

Debt issuance costs

Debt issuance costs, included in other assets on the balance sheets, are related to a public offering of unsecured notes, and are amortized over a two year period.

Loans Receivable

Interest income on loans receivable is recognized over the term of the loans and is generally computed using the simple interest method.

Reclassifications

Certain accounts in the 2006 financial statements have been reclassified for comparative purposes to conform with the presentation in the current period financial statements.

Effect of New Accounting Standards

FASB No. 157, Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Upon adoption of FASB Statement No. 157, the Company will be required to expand disclosures about the use of fair value and the method used to measure fair value.  FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not expect FASB Statement No. 157 to have a material impact on the financial statements.

In July 2006, the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. Management has evaluated and determined that FIN 48 does not have a material impact on the financial statements.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 108 which requires companies to use both a balance sheet (iron curtain) approach and an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement.  The Bulletin also provides guidance for correcting errors existing in prior years.  SAB 108 is effective for annual financial statements covering the first fiscal year after November 15, 2006.  Management has evaluated and determined that SAB 108 does not have a material impact on the financial statements.

2. Related party transactions

The Company maintains a portion of its cash funds at ECCU. Total funds held with ECCU were $1.0 million and $1.9 million at June 30, 2007 and December 31, 2006, respectively. Interest earned on these funds totaled $10.5 thousand and $9.8 thousand for the six months ended June 30, 2007 and 2006, respectively.

The Company leases physical facilities and purchases other services from ECCU. Charges of $95.1 thousand and $77.7 thousand for the six months ended June 30, 2007 and 2006, respectively, were made for these services and are included in Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management asserts that such method is reasonable.

The Company purchased $20.4 million and $15.4 million of loans from ECCU during the six months ended June 30, 2007 and 2006, respectively.

As a part of the Company's liquidity management, the Company from time to time has asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. Although ECCU typically accommodates the Company, ECCU is under no obligation to continue this practice. During the three months ended June 30, 2007 and 2006, loans in the amount of $16.4 million and $11.3 million, respectively, were sold back to ECCU. No gain or loss was incurred on these sales.

3. Loans Receivable and Allowance for Loan Losses

The Company originates church loans, participates in church loans made by ECCU, and also purchases entire church loans from ECCU. Interest rates on the loans range from 5.00% to 9.50%, yielding a weighted average of 6.48% as of June 30, 2007, compared to a weighted average yield of 5.88% as of June 30, 2006. ECCU services these loans, charging a service fee.

An allowance for loan losses has been established for loans receivable of $126 thousand as of June 30, 2007 and December 31, 2006. The Company has not experienced a loan loss and, as of June 30, 2007, none of the loans are impaired or past due over 90 days.  Management believes all of the loans are adequately secured and that the allowance for loan losses is appropriate.

4. Line of Credit - ECCU

The Company has an unsecured $5.0 million line of credit with ECCU, of which none was borrowed at June 30, 2007 and December 31, 2006.  The interest rate at June 30, 2007 was 8.25%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.  The line of credit agreement expires on October 10, 2007.

5. Notes Payable

The Company has unsecured notes payable at June 30, 2007 as follows (dollars in thousands):

		Weighted Average Interest Rate
Special Offering	$ 32,136	5.57%
International Offering	515	5.71%
National Alpha Offering (Note 6)	25,750	5.51%
Total	$ 58,401	5.54%

Future maturities at June 30 are as follows (dollars are in thousands):

2008	$ 35,532
2009	9,850
2010	6,052
2011	3,708
2012	2,382
2013	877
$ 58,401

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class requires the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company's other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, is not to exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of June 30, 2007.

Historically, most notes payable have been renewed by investors upon maturity. For matured notes not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, as well as by issuing new notes payable and drawing on its $5.0 million line of credit with ECCU. Also, the Company has sold loan participations back to ECCU to fund redemptions.

6. National Offering

In July 2001, the Company registered with the U.S. Securities and Exchange Commission (the "SEC") the sale of $25.0 million of Class Alpha notes issued pursuant to a Loan and Standby Trust Agreement authorizing the issuance of up to $50.0 million of such notes.  In April 2003, the Company registered with the SEC the sale of an additional $25.0 million of Class Alpha notes.  In April 2005, the Company registered with the SEC the sale of up to $50.0 million of a new Class Alpha notes issue pursuant to a Trust Indenture authorizing the issuance of up to $200.0 million of such notes.  In May 2007, the Company registered with the SEC the sale of an additional $75.0 million of the new Class Alpha notes. At June 30, 2007 and December 31, 2006, $25.7 million and $21.1 million of these notes was outstanding, respectively.

7. Loan Commitments

Standby Letter of Credit

The Company entered into a Non-recourse Letter of Credit Participation Agreement with ECCU on September 8, 2005 which was to expire on September 7, 2007.  The Company was committed to 27.72% of a $65.6 million letter of credit for a Christian university in Riverside, California.  This commitment was fulfilled as of June 28, 2007 and the Company no longer has an outstanding commitment.

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $16.9 million at June 30, 2007 and $13 million at December 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR CAUTIONARY STATEMENT

Some of the statements contained in this report as well as statements made from time to time by our representatives discuss our plans and strategies for our business and information concerning the ability of the Company to service its obligations and other financial commitments as they become due or state other forward-looking statements as this term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act").  Statements that are not statements of historical facts may be deemed to be forward-looking statements.  The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management.  However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements.

As used in this quarterly report, the terms "we", "us", "our" or the "Company" means Ministry Partners Investment Corporation.

OVERVIEW

We were incorporated in 1991 as a credit union service organization and we invest in and originate mortgage loans made to evangelical churches, ministries, schools and colleges.  Our loan investments are generally secured by a first mortgage lien on properties owned and occupied by churches, schools, colleges and ministries.

Our business is subject to many risks including:

Financial Risks

*         We are a highly leveraged company and our indebtedness could adversely affect our financial condition and business.

*         We depend upon the sale of debt securities to finance our operations and have relied on the reinvestments made by our holders of debt securities when their debt securities mature.

*         We have engaged in, and expect to continue to engage in, arrangements and transactions with related parties.

*         As we expand our business, we will need to raise additional capital.

The following discussion and analysis compares the results of operations for the three and six month periods ended June 30, 2007 and June 30, 2006 and should be read in conjunction with the financial statements and the accompanying Notes thereto.

Results of Operations

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

During the three months ended June 30, 2007 the Company had net income of $15 thousand as compared to a net income of $43 thousand for the three months ended June 30, 2006, a decrease in net income of $28 thousand. This decrease is attributable primarily to an increase in salaries and benefits expenses over the same period last year. Net interest income after provision for loan losses increased to $319 thousand, an increase of $156 thousand, or 95.7%, from $163 thousand for the three months ended June 30, 2006. This increase is attributable primarily to an increase in the weighted average yield of loans receivable as well as a larger loan portfolio. The Company's cost of funds (i.e., interest expense) increased to $791 thousand, or 42.5%, for the three months ended June 30, 2007 as compared to $555 thousand for the three months ended June 30, 2006 due to an increase in interest rates and a larger notes payable balance.

The Company's operating expenses for the three months ended June 30, 2007 increased to $349 thousand from $257 thousand for the same period ended June 30, 2006, an increase of 35.8%. The increase was caused primarily by an increase of $48 thousand, or 33.3%, in salaries and benefits due to a reorganization of management that occurred later in 2006 and the addition of new staff in mid-2007.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

During the six months ended June 30, 2007 the Company had a net loss of $24 thousand as compared to a net income of $36 thousand for the six months ended June 30, 2006, a decrease in net income of $60 thousand. This decrease is attributable primarily to an increase in salaries and benefits expenses over the same period last year. Net interest income after provision for loan losses increased to $637 thousand, an increase of $323 thousand, or 102.9%, from $314 thousand for the six months ended June 30, 2006. This increase is attributable primarily to an increase in the weighted average yield of loans receivable as well as a larger loan portfolio. The Company's cost of funds (i.e., interest expense) increased to $1.5 million, or 42.0%, for the six months ended June 30, 2007 as compared to $1.0 million for the six months ended June 30, 2006 due to an increase in interest rates and a larger notes payable balance.

The Company's operating expenses for the six months ended June 30, 2007 increased to $738 thousand from $416 thousand for the same period ended June 30, 2006, an increase of 77.4%. The increase was caused primarily by an increase of $262 thousand, or 135.1%, in salaries and benefits due to a reorganization of management that was launched in 2006.  Historically, we have relied on our affiliate, Evangelical Christian Credit Union, to originate mortgage loans made to churches, schools, colleges and ministries.  As part of our expansion of our business services, we intend to increase our loan origination activities and expand our offering of construction loans, lines of credit arrangements and expand our investment in mortgage loans that satisfy our investment criteria.  As a result of these expanded operations, we have incurred additional expenses for salaries and benefits.

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

      The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)

		2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institution	$ 7,862	$ 86	4.37%	$ 455	$ 3	2.40%
Total loans [1]	63,023	1,024	6.50%	50,753	715	5.64%
Total interest-earning assets	70,885	1,110	6.27%	51,207	718	5.61%

Liabilities:
Public offering notes - Class A-1	--	--	0.00%	23	1	7.45%
Public offering notes - Alpha Class	24,775	329	5.32%	19,515	225	4.61%
Special offering notes	32,846	451	5.49%	29,157	326	4.47%
International notes	520	7	5.62%	322	4	4.55%
Other	--	4	--	--	--	--

Total interest-bearing liabilities	$ 58,141	791	5.42%	$ 49,017	555	4.53%

Net interest income		$ 319			$ 163
Net interest margin [2]			1.80%			1.27%

[1] Loans are gross of deferred loan fees and the allowance for loan losses.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets

Average interest-earning assets increased to $70.8 million during the three months ended June 30, 2007, from $51.2 million during the same period in 2006, an increase of $19.6 million or 38.3%. The average yield on these assets increased to 6.27% for the three months ended June 30, 2007 from 5.61% for the three months ended June 30, 2006. This average yield increase was related to the increased rate on the interest-earning accounts with other financial institution and higher rates on new loan volume. Average interest-bearing liabilities, consisting of notes payable, increased to $58.1 million during the three months ended June 30, 2007, from $49.0 million during the same period in 2006. The average rate paid on these notes increased to 5.42% for the three months ended June 30, 2007, from 4.53% for the same period in 2006. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market.

                Net interest income for the three months ended June 30, 2007, was $319 thousand, which was an increase of $156 thousand, or 95.7% over the prior year. The net interest margin increased 53 basis points to 1.80% for the quarter ended June 30, 2007, compared to 1.27% for 2006. The increase in the net interest margin was the result of higher rates on new loan volume and increased balances in interest-earning accounts with other financial institutions.

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)

		2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institution	$ 8,085	$ 183	4.52%	$ 536	$ 11	4.10%
Total loans [1]	61,831	1,997	6.46%	50,635	1,390	5.49%
Total interest-earning assets	69,916	2,180	6.24%	51,170	1,401	5.48%

Liabilities:
Public offering notes - Class A-1	--	--	0.00%	96	4	7.88%
Public offering notes - Alpha Class	23,461	615	5.24%	19,389	437	4.51%
Special offering notes	33,644	910	5.41%	29,209	640	4.38%
International notes	506	14	5.40%	311	7	4.61%
Other	--	4	--	--	--	--

Total interest-bearing liabilities	$ 57,612	1,543	5.34%	$ 49,005	1,087	4.44%

Net interest income		$ 637			$ 314
Net interest margin [2]			1.82%			1.23%

[1] Loans are gross of deferred loan fees and the allowance for loan losses.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets

Average interest-earning assets increased to $69.9 million during the six months ended June 30, 2007, from $51.1 million during the same period in 2006, an increase of $18.8 million or 36.8%. The average yield on these assets increased to 6.24% for the six months ended June 30, 2007 from 5.48% for the six months ended June 30, 2006. This average yield increase was related to the increased rate on the interest-earning accounts with other financial institution and higher rates on new loan volume. Average interest-bearing liabilities, consisting of notes payable, increased to $57.6 million during the six months ended June 30, 2007, from $49.0 million during the same period in 2006. The average rate paid on these notes increased to 5.34% for the six months ended June 30, 2007, from 4.44% for the same period in 2006. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market.

                Net interest income for the six months ended June 30, 2007, was $637 thousand, which was an increase of $323 thousand, or 102.9% over the prior year. The net interest margin increased 60 basis points to 1.82% for the quarter ended June 30, 2007, compared to 1.23% for 2006. The increase in the net interest margin was the result of higher rates on new loan volume and increased balances in interest-earning accounts with other financial institutions.

The following tables set forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:	$ 79	$ 4	$ 83
Interest-earning accounts with other financial institutions	189	120	309
Total loans	268	124	392

Increase (Decrease) in Interest Expense:
Public offering notes - Alpha Class	67	38	104
Special offering notes	45	80	125
International notes	3	1	4
Other	4	--	4
	117	119	236

Change in net interest income	$ 151	$ 5	$ 156

Rate/Volume Analysis of Net Interest Income

	Quarter Ended June 30, 2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:	$ 171	$ 2	$ 172
Interest-earning accounts with other financial institutions	338	269	607
Total loans	508	271	779

Increase (Decrease) in Interest Expense:
Public offering notes - Class A-1	(2)	(2)	(4)
Public offering notes - Alpha Class	100	78	178
Special offering notes	106	165	271
International notes	5	1	7
Other	4	--	4
	213	242	455

Change in net interest income	$ 295	$ 28	$ 323

Liquidity and Capital Resources

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

The net decrease in cash during the six months ending June 30, 2007 was $19 thousand, compared to a net decrease of $2.8 million for the six months ended June 30, 2006, an increase of $2.8 million. Net cash used in operating activities totaled $30 thousand for the six months ended June 30, 2007, compared to net cash provided by operating activities of $107 thousand for the same period in 2006. This difference is attributable primarily to a decrease in net income and an increase in other assets over the same period in 2006.

Net cash used by investing activities totaled $3.7 million during the six months ended June 30, 2007, compared to $3.8 million used during the six months ended June 30, 2006, a decrease in cash used of $182 thousand. This decrease is primarily attributable to an increase in loans sold to ECCU.

Net cash provided by financing activities totaled $3.6 million for this six month period in 2007, an increase of $2.8 million or 327%, from $851 thousand provided by financing activities during the six months ended June 30, 2006. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable).

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt holders when the notes that they hold mature.  During the year ended December 31, 2006, 72% of our investors renewed their investments or reinvested in new debt securities that have been offered by the Company.  During the period ended June 30, 2007, our investors renewed their debt securities investments in the Company at an 82% rate.

At June 30, 2007, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $7.6 million, unchanged from $7.6 million at December 31, 2006.

Item 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company's President and its Principal Accounting Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred in the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation[1].
3.2	Certificate of Amendment of Articles of Incorporation[2].
3.3	Bylaws[1].
3.4	Certificate of Amendment to Bylaws[3].
3.5	Certification of Determination to Class I Preferred Stock[3].
3.6	Amendatory Certificate of Determination for Class I Preferred Stock[3].
3.7	Certificate of Determination for Class II Preferred Stock[3].
3.8	Amendatory Certificate of Determination for Class II Preferred Stock[3].
10.1	ECCU Loan Agreement Dated April 20, 2004[4].
10.2	Subordination Agreement Dated April 20, 2005[5].
10.3	ECCU Loan Agreement dated April 5, 2007[5].
10.4	Alpha Class Notes Loan and Trust Agreement dated April 20, 2005[6].
10.5	Supplemental Agreement Without Consent of Holders to Loan and Trust Agreement dated June 29, 2007[6].
10.6	Form of Alpha Class Note Series AA6.
10.7	Form of Alpha Class Note Series CC6.
10.8	Form of Memorandum for Unsecured Capital Note
10.9	Form of Unsubordinated Capital Note
10.10	Form of Subordinated Capital Note
10.11	Unsubordinated Capital Note Loan Agreement
10.12	Subordinated Capital Note Loan Agreement
31.1	Certification of Billy M. Dodson
31.2	Certification of Gabriel B. Encarnacion
32.1	Certification of Periodic Financial Report

______________________________________

1 Incorporated by reference to the Company's Registration Statement filed with the Commission on October 22, 1991.

2 Incorporated by reference to the Company's Post Effective Amendment No. 1 to Form SB-2 Registration Statement filed with the Commission on April 29, 2002.

3 Incorporated by reference to the Company's form SB-2/A filed with the Commission on April 30, 2007.

4 Incorporated by reference to the Company's form SB-2 filed with the Commission on February 2, 2005.

5 Incorporated by reference to the Company's Post Effective Amendment No. 1 to form SB-2 filed with the Commission on June 25, 2007.

6 Incorporated by reference to the Company's prospectus filed pursuant to Rule 424b-3 with the Commission on July 16, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August XXX, 2007 MINISTRY PARTNERS INVESTMENT CORPORATION

(Registrant)

By: /s/ Billy M. Dodson

Billy M. Dodson,

President

By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

                                                                                    Principal Accounting Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

PRINCIPAL ACCOUNTING OFFICER PURSUANT TO SECTION 302

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

Date: August XXX, 2007                                 By: /s/ Billy M. Dodson

Billy M. Dodson

President

EXHIBIT 31.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

PRINCIPAL ACCOUNTING OFFICER PURSUANT TO SECTION 302

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

Date: August XXX, 2007                      By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

                Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, in his capacity as an officer of Ministry Partners Investment Corporation, (the "Company") that, to his knowledge, this Quarterly Report on Form 10-QSB for the period ended June 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition of the Bank at the end of such period and the results of operations of the Bank for such period.

Date: August XXX, 2007                     By: /s/ Billy M. Dodson

Billy M. Dodson,

President

Date: August XXX, 2007                     By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Accounting Officer