Form 10QSB/A
period 2007-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2007-08-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
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

Dated: August 14, 2007 MINISTRY PARTNERS INVESTMENT CORPORATION

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

Date: August 14, 2007                                 By: /s/ Billy M. Dodson

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

Date: August 14, 2007                      By: /s/ Gabriel B. Encarnacion

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

Date: August 14, 2007                     By: /s/ Billy M. Dodson

Billy M. Dodson,

President

Date: August 14, 2007                     By: /s/ Gabriel B. Encarnacion

Gabriel B. Encarnacion,

Principal Accounting Officer