Form 10QSB
period 2007-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2007-11-16
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _____ to _____

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

At September 30, 2007, Registrant had issued and outstanding 146,522 shares of its common stock, no par value, issued and outstanding. The information contained in this Form 10-QSB should be read in conjunction with the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

MINISTRY PARTNERS INVESTMENT CORPORATION

FORM 10-QSB

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	16

Exhibit 10.13 — Residential Purchase Agreement

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

Exhibit 31.2 — Certification of Acting Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

Exhibit 32.1 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MINISTRY PARTNERS INVESTMENT CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
 (Dollars in Thousands)
	2007 (Unaudited)	2006
Assets:
Cash	$3,968	$7,633
Loans receivable, net of allowance for loan losses of $126,000 (Note 3)	69,631	59,713
Accrued interest receivable	304	276
Property and equipment	9	9
Other assets	802	18
Total assets	$74,714	$67,649
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable (Note 5)	$61,847	$54,331
Other liabilities	455	257
Total liabilities	62,302	54,588
Stockholders' Equity:
Class I preferred stock, 100,000 shares authorized, 88,922 shares and 90,022 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively, no par value (liquidation preference value of $100 per share)	8,892	9,002
Class II preferred stock, 75,000 shares authorized, 19,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, no par value (liquidation preference value of $100 per share)	1,900	1,900
Common stock, 10,000,000 shares authorized; 146,522 shares issued and outstanding at September 30, 2007 and December 31, 2006; no par value	1,810	1,810
Retained earnings (accumulated deficit)	(190)	349
Total stockholders' equity	12,412	13,061
Total liabilities and stockholders' equity	$74,714	$67,649
 The accompanying notes are an integral part of these financial statements

 MINISTRY PARTNERS INVESTMENT CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Interest on loans	$1,070	$773	$3,067	$2,164
Interest on interest-bearing accounts	84	6	267	17
Total interest income	1,154	779	3,334	2,181
Interest expense:	841	618	2,384	1,705
Net interest income	313	161	950	476
Provision for loan losses	--	--	--	--
Net interest income after provision for loan losses	313	161	950	476
Non-interest income	17	76	94	233
Non-interest expenses
Salaries and benefits	216	108	672	302
Marketing and promotion	17	14	61	35
Office operations	93	60	220	172
Legal and accounting	33	15	144	104
Total non-interest expenses	359	197	1,097	613
Income (loss) before taxes	(29)	41	(53)	96
Provision (benefit) for income taxes	--	20	--	38
Net income (loss)	$(29)	$21	$(53)	$58

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
(Dollars in Thousands)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53)	$58
Adjustments to reconcile net income (loss) to net cash used by operation activities
Depreciation and amortization	--	--
Provision for loan losses	--	--
Changes in:
Accrued interest receivable	(28)	(106)
Other assets	(784)	(83)
Other liabilities	198	151
Net cash provided (used) by operating activities	(667)	20
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(37,274)	(25,053)
Loan sales	26,799	21,367
Net change in loans receivable	561	508
Purchase of property and equipment	--	--
Net cash used by investing activities	(9,914)	(3,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in notes payable	7,516	4,263
Purchase of preferred stock	(110)	--
Dividends paid on preferred stock	(490)	(31)
Net cash provided by financing activities	6,916	4,232
Net (decrease) in cash and cash equivalents	$(3,665)	$1,074
Cash and cash equivalents at beginning of period	7,633	3,045
Cash and cash equivalents at end of period	$3,968	$4,119
Supplemental disclosures of cash flow information
Interest paid	2,384	1,705
Income taxes paid	56	--

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS

The attached Balance Sheet as of September 30, 2007, and the Statements of Operations and Cash Flows for the three and nine months ended September 30, 2007 and 2006, of Registrant (the "Company") have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the results for the full year.

1. Summary of Significant accounting policies

Nature of Business

Ministry Partners Investment Corporation (the Company) was incorporated in California in 1991 and is an affiliate of Evangelical Christian Credit Union (ECCU).  The Company is engaged in the business of making and investing in loans to evangelical churches and church organizations.  The Company funds its loan investment operations primarily through the sale of debt securities to individuals and organizations, many of whom are associated with Evangelical churches and ministries.  Most of the Company’s loans are purchased from ECCU, and from time to time the Company originates loans directly.  The offices of the Company and ECCU are located in Brea, California.  The business operations of the Company and ECCU are conducted in California and a large share of the Company’s mortgage loan investments are concentrated in California.

In 2006, the Company issued 21,522 shares of common stock to third party investors.  In addition, ECCU sold 63,000 shares of its common shares held in the Company to third party investors.  As a result, ECCU’s ownership of the voting stock of the Company decreased from 100% to 42.13%.  During 2007, the Company purchased 1,100 shares of its Class I Preferred stock from a shareholder, resulting in 88,922 shares of that class of stock outstanding at September 30, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” which is effective for the Company as of the beginning of the first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the fiscal year that begins on or after November 15, 2006, provided that the company also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.  The Company has evaluated this Statement and has decided to not elect the fair value option for eligible items at the date of adoption.

2. Related party transactions

The Company maintains most of its cash funds at ECCU. Total funds held with ECCU were $4.0 million and $1.9 million at September 30, 2007 and December 31, 2006, respectively. Interest earned on these funds totaled $67.1 thousand and $15.3 thousand for the nine months ended September 30, 2007 and 2006, respectively.

The Company leases physical facilities and purchases other services from ECCU pursuant to a written lease and services agreement. Charges of $133.5 thousand and $142.9 thousand for the nine months ended September 30, 2007 and 2006, respectively, were made for these services and are included in Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

On August 7, 2007, the Company formed Ministry Partners Funding, LLC, a Delaware limited liability company (“MPF”), as a wholly-owned subsidiary.  As a limited purpose entity, MPF was formed to purchase church mortgage loans that will be originated by the Company and its affiliated entity, ECCU, and serviced by ECCU.  MPF was formed to serve as a financing vehicle that will purchase qualifying church mortgage loans pending the consummation of a securitization transaction that will enable such loans to be accumulated and sold to investors through the purchase of an interest in a securities instrument.

In accordance with a mortgage loan purchase agreement entered into by and between the Company and ECCU, the Company purchased $37.3 million and $25.0 million of loans from ECCU during the nine months ended September 30, 2007 and 2006, respectively.  In addition, as part of the Company's liquidity management practices, the Company from time to time has asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. Although ECCU has from time to time accommodated the Company in responding to such requests, ECCU is under no obligation to continue this practice. During the nine months ended September 30, 2007 and 2006, loans in the amount of $26.8 million and $21.4 million, respectively, were sold back to ECCU. No gain or loss was incurred on these sales.

On July 11, 2007, the Company’s Board of Directors  approved by written consent an agreement pursuant to which the Company agreed to purchase a residence owned by Billy M. Dodson, the Company’s President, and his wife for a purchase price of $450,000 plus reasonable closing costs incurred in completing the purchase transaction.  The Board of Directors approved this purchase transaction as part of a relocation incentive arrangement.  On August 7, 2007, the Company completed the purchase of the Clovis, California residence previously owned by Mr. Dodson and his wife.

The Company has also entered into an unsecured $5,000,000 line of credit financing facility with ECCU that expired on October 10, 2007.  As of September 30, 2007, no borrowings under this line of credit were outstanding.  See Note 4.  Line of Credit -- ECCU.

3. Loans Receivable and Allowance for Loan Losses

The Company originates church loans, participates in church loans made by ECCU, and also purchases entire church loans from ECCU. Interest rates on the loans range from 5.00% to 9.50%, yielding a weighted average of 6.42% as of September 30, 2007, compared to a weighted average yield of 6.22% as of September 30, 2006. ECCU services these loans, charging a service fee.

An allowance for loan losses has been established for loans receivable of $126 thousand as of September 30, 2007 and December 31, 2006. The Company has not experienced a loan loss and, as of September 30, 2007, none of the loans are impaired or past due over 90 days.  Management believes all of the loans are adequately secured and that the allowance for loan losses is appropriate.

4. Line of Credit - ECCU

The Company has an unsecured $5.0 million line of credit with ECCU, of which none was borrowed at September 30, 2007 and December 31, 2006.  The interest rate at September 30, 2007 was 8.25%. The interest rate on this line varies based on changes in an independent index which is the Prime Rate published by The Wall Street Journal.  The line of credit agreement expires on October 10, 2007.

5. Notes Payable

The Company has unsecured notes payable at September 30, 2007 as follows (dollars in thousands):

		Weighted Average Interest Rate
Special Offering	$30,773	5.46%
International Offering	515	5.73%
National Alpha Offering (Note 6)	30,559	5.47%
Total	$61,847	5.46%

Future maturities at September 30 are as follows (dollars in thousands):

2008	$ 47,660

2009	5,547

2010	4,580

2011	2,209

2012	1,851

$ 61,847

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company's other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, is not to exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of September 30, 2007.

Historically, most notes payable have been renewed by investors upon maturity. For matured notes not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, as well as by issuing new notes payable and drawing on its $5.0 million line of credit with ECCU. Also, the Company has sold loan participations back to ECCU to fund redemptions.

6. National Offering

In July 2001, the Company registered with the U.S. Securities and Exchange Commission (the “SEC”) the sale of $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement authorizing the issuance of up to $50.0 million of such notes.  In April 2003, the Company registered with the SEC the sale of an additional $25.0 million of Alpha Class Notes.  In April 2005, the Company registered with the SEC the sale of up to $50.0 million of a new Alpha Class Notes issue pursuant to a Trust Indenture authorizing the issuance of up to $200.0 million of such notes.  In May 2007, the Company registered with the SEC the sale of an additional $75.0 million of the new  Alpha Class Notes. At September 30, 2007 and December 31, 2006, $30.6 million and $21.1 million of these notes was outstanding, respectively.

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

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $13 million at September 30, 2007 and $13 million at December 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAFE HARBOR CAUTIONARY STATEMENT

Some of the statements contained in this report as well as statements made from time to time by our representatives discuss our plans and strategies for our business and information concerning the ability of the Company to service its obligations and other financial commitments as they become due or state other forward-looking statements as this term is defined in the Private Securities Litigation Reform Act of 1995 (the “Act”).  Statements that are not statements of historical facts may be deemed to be forward-looking statements.  The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management.  However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Corporation.

OVERVIEW

We were incorporated in 1991 as a credit union service organization and we invest in and originate mortgage loans made to evangelical churches, ministries, schools and colleges.  Our loan investments are generally secured by a first mortgage lien on properties owned and occupied by churches, schools, colleges and ministries.

Our business is subject to many risks including:

Financial Risks

•	We are a highly leveraged company and our indebtedness could adversely affect our financial condition and business.
•	We depend upon the sale of debt securities to finance our operations and have relied on the reinvestments made by our holders of debt securities when their debt securities mature.
•	We have engaged in, and expect to continue to engage in, arrangements and transactions with related parties.
•	As we expand our business, we will need to raise additional capital.

The following discussion and analysis compares the results of operations for the three and nine month periods ended September 30, 2007 and September 30, 2006 and should be read in conjunction with the financial statements and the accompanying Notes thereto.

Results of Operations

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

During the three months ended September 30, 2007 the Company had a net loss of $29.0 thousand as compared to a net income of $21.0 thousand for the three months ended September 30, 2006, a decrease in net income of $50.0 thousand. This decrease is attributable primarily to an increase in salaries and benefits expenses as well as increased insurance expenses over the same period last year. Net interest income after provision for loan losses increased to $312.9 thousand, an increase of $151.4 thousand, or 94%, from $161.5 thousand for the three months ended September 30, 2006. This increase is attributable primarily to an increase in the weighted average yield of loans receivable as well as a larger loan portfolio. The Company's cost of funds (i.e., interest expense) increased to $841.5 thousand, or 36%, for the three months ended September 30, 2007 as compared to $617.7 thousand for the three months ended September 30, 2006 due to an increase in interest rates and a larger notes payable balance.

The Company's operating expenses for the three months ended September 30, 2007 increased to $358.7 thousand from $196.9 thousand for the same period ended September 30, 2006, an increase of 82%. The increase was caused primarily by an increase of $107 thousand, or 99%, in salaries and benefits due to a reorganization of management that occurred later in 2006 and the addition of new staff in mid-2007 that was hired to increase the Company’s origination of church mortgage loans and increase the Company’s sale of its Alpha Class Notes.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007 the Company had a net loss of $52.9 thousand as compared to a net income of $57.8 thousand for the nine months ended September 30, 2006, a decrease in net income of $110.7 thousand. This decrease is attributable primarily to an increase in salaries and benefits expenses over the same period last year. Net interest income after provision for loan losses increased to $950.3 thousand, an increase of $474.6 thousand, or 100%, from $475.7 thousand for the nine months ended September 30, 2006. This increase is attributable primarily to an increase in the weighted average yield of loans receivable as well as a larger loan portfolio. The Company's cost of funds (i.e., interest expense) increased to $2.4 million, or 41%, for the nine months ended September 30, 2007 as compared to $1.7 million for the nine months ended September 30, 2006 due to an increase in interest rates and a larger notes payable balance.

The Company's operating expenses for the nine months ended September 30, 2007 increased to $1.1 million from $612.5 thousand for the same period ended September 30, 2006, an increase of 80%. The increase was caused primarily by an increase of $370 thousand, or 123%, in salaries and benefits due to a reorganization of management that was launched in 2006, an increase in insurance expenses over the same period in 2006 and the Company’s efforts to expand its mortgage loan originations and financing operations.  Historically, we have relied on our affiliate, Evangelical Christian Credit Union, to originate mortgage loans made to churches, schools, colleges and ministries.  As part of our expansion of our business services, we intend to increase our loan origination activities and expand our offering of construction loans, lines of credit arrangements and expand our investment in mortgage loans that satisfy our investment criteria.  As a result of these expanded operations, we have incurred additional expenses for salaries and benefits.

Net Interest Income and Net Interest Margin

The Company’s earnings depend largely upon the difference between the income we receive from interest-earning assets, which are principally mortgage loan investments and interest-earning accounts with other financial institutions, and the interest paid on notes payable. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

      The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

Average Balances and Rates/Yields
For the Three Months Ended September 30,
(Dollars in Thousands)

	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institution	$6,759	$84	5.00%	$1,734	$6	1.44%
Total loans [1]	66,227	1,070	6.46%	49,786	773	6.21%
Total interest-earning assets	72,986	1,154	6.33%	51,520	779	6.05%

Liabilities:
Public offering notes – Alpha Class	29,288	40	5.47%	20,031	248	4.95%
Special offering notes	30,989	433	5.56%	28,809	365	5.07%
International notes	515	7	5.75%	398	5	4.86%

Total interest-bearing liabilities	$60,792	841	5.54%	$49,238	618	5.02%

Net interest income		$313			$161
Net interest margin [2]			1.72%			1.25%

[1] Loans are gross of deferred loan fees and the allowance for loan losses.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $72.9 million during the three months ended September 30, 2007, from $51.5 million during the same period in 2006, an increase of $21.4 million or 42%. The average yield on these assets increased to 6.33% for the three months ended September 30, 2007 from 6.05% for the three months ended September 30, 2006. This average yield increase was related to the increased rate on the interest-earning accounts with other financial institution and higher rates on new loan volume. Average interest-bearing liabilities, consisting of notes payable, increased to $60.8 million during the three months ended September 30, 2007, from $49.2 million during the same period in 2006. The average rate paid on these notes increased to 5.54% for the three months ended September 30, 2007, from 5.02% for the same period in 2006. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market.

           Net interest income for the three months ended September 30, 2007, was $313 thousand, which was an increase of $152 thousand, or 94% over the prior year. The net interest margin increased 47 basis points to 1.72% for the quarter ended September 30, 2007, compared to 1.25% for 2006. The increase in the net interest margin was the result of higher rates on new loan volume and increased balances in interest-earning accounts with other financial institutions.

Average Balances and Rates/Yields
For the Nine Months Ended September 30,
(Dollars in Thousands)

	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institution	$7,643	$267	4.66%	$935	$17	2.46%
Total loans [1]	63,296	3,067	6.46%	50,352	2,163	5.73%
Total interest-earning assets	70,939	3,335	6.27%	51,287	2,181	5.67%

Liabilities:
Public offering notes – Class A-1	--	--	0.00%	64	4	7.88%
Public offering notes – Alpha Class	25,403	1,015	5.33%	19,603	685	4.66%
Special offering notes	32,759	1347	5.46%	29,076	1,005	4.66%
International notes	509	21	5.52%	340	12	4.71%

Total interest-bearing liabilities	$58,672	2,384	5.42%	$49,083	1,705	4.63%

Net interest income		$950			$475
Net interest margin [2]			1.79%			1.24%

[1] Loans are gross of deferred loan fees and the allowance for loan losses.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $70.9 million during the nine months ended September 30, 2007, from $51.3 million during the same period in 2006, an increase of $19.6 million or 38%. The average yield on these assets increased to 6.27% for the nine months ended September 30, 2007 from 5.67% for the nine months ended September 30, 2006. This average yield increase was related to the increased rate on the interest-earning accounts with other financial institution and higher rates on new loan volume. Average interest-bearing liabilities, consisting of notes payable, increased to $58.7 million during the nine months ended September 30, 2007, from $49.1 million during the same period in 2006. The average rate paid on these notes increased to 5.42% for the nine months ended September 30, 2007, from 4.63% for the same period in 2006. The increase in the rate paid on interest-bearing liabilities was primarily the result of the rate increases experienced within the market.

           Net interest income for the nine months ended September 30, 2007, was $950 thousand, which was an increase of $475 thousand, or 100% over the prior year. The net interest margin increased 55 basis points to 1.79% for the nine months ended September 30, 2007, compared to 1.24% for 2006. The increase in the net interest margin was the result of higher rates on new loan volume and increased balances in interest-earning accounts with other financial institutions.

The following tables set forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$42	$36	$78
Total loans	264	33	297
	307	68	375

Increase (Decrease) in Interest Expense:
Public offering notes – Alpha Class	124	29	153
Special offering notes	29	37	66
International notes	2	1	3
Other	2	--	2
	157	67	224
Change in net interest income	$150	$2	$151

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$99	$12	$111
Total loans	268	133	402
	367	146	513

Increase (Decrease) in Interest Expense:
Public offering notes – Class A-1	(1)	(1)	(2)
Public offering notes – Alpha Class	99	48	147
Special offering notes	61	89	150
International notes	3	1	4
Other	6	--	6
	168	137	305
Change in net interest income	$199	$9	$475

Liquidity and Capital Resources

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

The net decrease in cash during the nine months ending September 30, 2007 was $3.7 million, compared to a net increase of $1.1 million for the nine months ended September 30, 2006, a decrease of $4.8 million. Net cash used in operating activities totaled $(663) thousand for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $20.0 thousand for the same period in 2006. This difference is attributable primarily to a decrease in net income and an increase in other assets over the same period in 2006. The Company’s other assets for the quarter ended September 30, 2007 were $802,000, as compared to $18,000 for the same period in 2006.  This increase was primarily due to the Company’s purchase of the residence of the Company’s President as part of a relocation incentive agreement ($452,867) and an increased in deferred revenue from loan origination fees that have not yet been recognized ($313,000).

Net cash used by investing activities totaled $9.9 million during the nine months ended September 30, 2007, compared to $3.2 million used during the nine months ended September 30, 2006, an increase in cash used of $6.7 million. This increase is primarily attributable to an increase in loans purchased from ECCU.

Net cash provided by financing activities totaled $6.9 million for this nine month period in 2007, an increase of $2.7 million or 64%, from $4.2 million provided by financing activities during the nine months ended September 30, 2006. This difference is attributable to an increase in net funds provided by notes payable (proceeds from borrowings on notes payable minus principal payments made on notes payable).

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt holders when the notes that they hold mature.  During the year ended December 31, 2006, 72% of our investors renewed their investments or reinvested in new debt securities that have been offered by the Company.  During the nine months ended September 30, 2007, our investors renewed their debt securities investments in the Company at a 74% rate.

At September 30, 2007, the Company's cash, which includes cash reserves and cash available for investment in the mortgage loans, was $4.0 million, a decrease of $3.6 million from $7.6 million at December 31, 2006.

Item 3. Controls and Procedures

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is accumulated and communicated to the Company's management, including the President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred in the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.13	Residential Purchase Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of Acting Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2007

MINISTRY PARTNERS INVESTMENT
CORPORATION

(Registrant)                           By: /s/ Billy M. Dodson
Billy M. Dodson,
President and Acting Principal Financial
and Accounting Officer