Form 10KSB
period 2007-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2008-04-11
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  333-4028LA

MINISTRY PARTNERS INVESTMENT CORPORATION
(Exact name of small business issuer  in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0489154 (I.R.S. Employer Identification No.)

 955 West Imperial Highway, Brea, California, 92821
(Address of principal executive offices)

Issuer’s telephone number:  (714) 671-5720

Securities registered under 12(b) of the Exchange Act:  None

Securities registered under 12(g) of the Exchange Act:  None

Indicate if the registrant  is required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☑.

Check whether the issuer (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

The issuer’s revenues for its most recent fiscal year were $4,940,789.  The issuer has sold no common equity within the past sixty days and there is no public market for the issuer’s common stock.  Based upon the most recent sale of common stock by the issuer, the aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2008, was $1,809,572.  The number of shares of the issuer’s outstanding common stock, as of March 30, 2008, was 146,522 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Preliminary Prospectus for Class A Promissory Notes filed with the Commission on February 20, 2008, are incorporated by reference into Part III, Items 10, 11 and 12.

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☑

MINISTRY PARTNERS INVESTMENT CORPORATION
FORM 10-KSB

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report of Form 10-KSB may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements express or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by the use of the words “may”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, or “project” or the negative of these words or other variations on this words or comparable terminology.

Item 1. DESCRIPTION OF BUSINESS

Unless otherwise indicated or the context otherwise requires, all references below in this filing to “we”, “us”, and the “Company” are to Ministry Partners Investment Corporation, a California corporation, together with its wholly-owned subsidiary, Ministry Partners Funding, LLC, a Delaware limited liability entity that was formed as a special purpose entity to purchase qualifying loans.

History of the Company

We were formed in 1991 as a credit union service organization (“CUSO”) that would invest in and purchase mortgage loans originated by Evangelical Christian Credit Union, a California chartered not-for-profit credit union (“ECCU”).  ECCU was our founding shareholder and remains our largest shareholder.

As a CUSO, we invest in and originate loans made to evangelical churches and ministry organizations.  Our loan investments are generally secured by a first lien on church properties and/or ministry related properties.  Although we are expanding our role as an originator of church mortgage loans, ECCU has been our primary source of mortgage loan investments.  We also use ECCU to service our mortgage loans and to provide underwriting and loan processing services.

On August 7, 2007, we formed Ministry Partners Funding, LLC, a Delaware limited liability company, as our wholly-owned subsidiary (“MP Funding”).  As a special purpose entity, MP Funding was formed to purchase qualifying church mortgage loans originated by ECCU and us but serviced by ECCU.  On October 30, 2007, we completed our first warehouse lending financing transaction under a Loan, Security and Servicing Agreement entered into by and among MP Funding, as borrower, Fairway Finance Company, LLC, as lender, ECCU, as servicer, BMO Capital Markets Corp., as agent, U.S. Bank National Association, as custodian and account bank, and Lyon Financial Services, Inc., as back-up servicer (the “BMO Facility”).

Our business model depends on generating capital through the sale of debt securities, and we rely on our warehouse lending facility for the purchase of loans by MP Funding or us through our short-term borrowings.  As soon as is reasonably practical, we intend to consummate a securitization of a pool of church mortgage loans purchased by MP Funding that have been originated and funded by short-term borrowings from our warehouse lender under the BMO Facility.  This securitization process will permit us to sell interests in an asset backed security.  We or our wholly-owned subsidiary, MP Funding, may retain a subordinated or equity interest in the securitized pools of church mortgage loans acquired by MP Funding.

We are a California corporation and our principal executive offices are located at 955 West Imperial Highway, Brea, California  92821.  Our telephone number is (800) 753-6742, and our web site is located at www.ministrypartners.org.

We are a privately owned company that is owned by a small number of federal or state chartered credit unions, each of which owns less than a majority interest in our common stock.  We currently employ seven full-time employees.

Overview of our Business

We are one of the few organizations within the western United States formed to assist evangelical Christian churches and organizations by providing financing for the acquisition, development and/or renovation of churches or church-related properties. To date, we have suffered no defaults on our mortgage loan investment(s), and we have not defaulted on or been delinquent in the payment of any interest or principal on our debt securities sold to investors. We are expanding the scope of our operations to include warehousing loans and reselling securitized pools of our church and ministry mortgage investments.

We were created more than 17 years ago to meet the demand for mortgage financing by churches, ministries and church-related organizations. Since then, this market segment has continued to grow, and both the size of the loans and number of qualified borrowers in this sector has steadily increased. The size of the church and ministry mortgage financing market in the United States has been estimated to range between $20 billion and $40 billion annually. While there is no assurance that this market will continue to grow in quantity and quality, we believe that the volume of these loans will continue to exceed the available lending sources for this sector. We base our belief on our past experience with making loans to this market segment. Also, because the financial base and resources of church and ministry organizations has grown larger and these organizations increasingly employ more sophisticated accounting and budgetary practices, more and more financial institutions are now willing to originate, participate in or purchase loans in this market segment. As a result, a limited secondary market for these loans has developed.

In addition to our traditional business, we have identified, through market research, a significant opportunity to provide other credit unions with funding sources for member business loans that they originate.  In recent years, the number and value of member business loans has increased sharply.  At the same time, many credit unions are approaching the regulatory limits on the proportion of assets that may be allocated to business lending. As a result, these credit unions are seeking ways to sell those loans so they can continue serving their membership with business lending services.

Loan Origination, Acquisition and Underwriting

For any church mortgage loans that we or our wholly-owned subsidiary, MP Funding, acquire from ECCU, we rely upon ECCU’s underwriting capabilities and experience in providing church and ministry related financing.  ECCU provides loan servicing for more than $1.4 billion in loans it has originated and sold to other financial institutions.  In 2007, we or our wholly-owned subsidiary, MP Funding, purchased $73.3 million in mortgage loans from ECCU.

We are also increasing our in-house staff and devoting more resources to originating loans.  We rely on an internally developed loan and investment policy in originating our church loans.

Servicing

We currently rely upon ECCU to service any loans that we originate.  All loans purchased by MP Funding under the BMO Facility are serviced by ECCU.  As of December 31, 2007, ECCU was servicing 89 loans for us or our wholly-owned subsidiary, MP Funding, which totals approximately $116,563,877 in loan principal outstanding.  All loans purchased by MP Funding will be eligible for inclusion in a securitized loan portfolio that we intend to offer to investors in asset backed securities.

Lending Activities

Types of Loans.  We invest primarily in mortgage loans secured by liens on churches, church related and/or ministry related properties.  Generally, our loans are secured by first mortgage liens, but we may invest in loans secured by second liens or which are guaranteed junior secured obligations, or in unsecured loans, if such loans meet our loan criteria.  We also invest in participation interests in secured mortgage loans, whereby we own an undivided partial participation interest in a mortgage with another credit union.  By investing in a participation interest, we can participate in a larger loan investment and diversify our mortgage loans investment portfolio while minimizing our exposure to the aggregate amount of the loan.  When we invest in a “participation interest”, we purchase an undivided interest in a loan that has been originated by a credit union and we share principal and interest payments received from the borrower in an agreed upon manner.

As a credit union service organization, we provide additional funds that are used to acquire ministry loans originated by ECCU and made to its members.  While we have historically relied on ECCU for both the origination and underwriting of our mortgage loan investments, we intend to expand our operations to include direct loan origination business to evangelical organizations, churches, schools and ministries.  ECCU will act as the servicing agent for such loans under a servicing arrangement.

Construction Loans.  Construction loans may be made to finance the construction or restoration of facilities for schools, worship facilities or ministry related purposes.  These loans normally will have a maturity that will not exceed 12 months.  In most instances, construction loans are interest-only on the outstanding balance drawn for construction.  Under our Church and Ministry Loan Policy, the maximum loan to value ratio for a construction loan is 90%.

Permanent Loans.  We acquire or originate mortgage loans that may have an adjustable interest rate, a hybrid rate that includes an adjustable rate with an option to convert to a fixed rate or fixed rate.  The term for a mortgage loan may not exceed 30 years and the maximum loan to value ratio may not exceed 90%.

Line of Credit.  We may make line of credit arrangements available to borrowers to meet their temporary working capital needs.  The term of such arrangements typically will not exceed one year and provide for minimum interest payments during the term of the loan.  For loans made to members of credit unions that are secured by accounts receivable and/or inventory, the maximum loan to value ratio is 90% based upon the current value of the collateral.

Letters of Credit.  Under our Church and Ministry Loan Policy, we are authorized to issue letters of credit granting the person named in the letter the right to demand payment from us for up to a specified amount provided the conditions set out in the letter are met.  We require that a letter of credit be fully secured by funds on deposit or restricted funds on a line of credit with a draw period on the line of credit that meets or exceeds the draw period on the letter of credit.

Our Loan Policies

Historically, we have relied upon ECCU to originate mortgage loans made to churches, schools, ministries and other non-profit corporations to purchase land, develop facilities, construct or renovate worship facilities or refinance existing indebtedness.  Because ECCU has been making mortgage loans for ministry related projects for over 40 years, we have relied upon ECCU’s successful record in underwriting profitable and performing mortgage loans and depend upon ECCU to service such loans.

As we expand our operations to include loan origination activities, we intend to offer loans with fixed, variable and hybrid interest rates.  We receive an origination fee and loan processing fee at the inception of each loan.  These fees may be added to the principal amount of the loan or paid at closing of the loan.  Our loan underwriting process involves a review and analysis of the church or ministry’s financial operation, the strength of the organization’s leadership team, prior history, financial capability and general creditworthiness.

Our Mortgage Loan Investment Standards

Our policy is to require each of our mortgage loan investments to meet the following criteria:

•
Demonstration of Ability to Pay. The borrower must support its overall ability to timely pay principal and interest by its operational and cash flow history.  For these purposes, "cash flow" includes donations and other revenue which the borrower can demonstrate to be continuing. Generally, debt service payments of the mortgage loan may not exceed a reasonable percentage of the borrower's cash flow over the expected term of the loan.

•	Term of Loan. The remaining term of each mortgage loan must be thirty (30) years or less from the date we acquire or originate the loan.

•
Priority of Secured Interest. The mortgage loan must be evidenced by a written obligation and must be secured by a first or second deed of trust on the mortgaged property, except we may acquire a mortgage loan secured by a junior deed of trust if we also hold each of the senior deeds of trust or if the loan is guaranteed by one or more persons other than the borrower, or by funds pledged in the amount of the loan.

•
Funding Escrow. Mortgage loans must be funded through a formal escrow in a customary manner in order to assure that we receive good title to our security interest in the loan at the time the loan is funded.

•
Value of Security. Each mortgage loan must be secured by real property for which there is available for review a recent independent appraisal or other independent valuation which supports the value of the property.

•	Title Insurance. Each mortgage loan must be covered by a standard lender's title insurance policy.

•
Application of Loan Proceeds. Procedures must be established to assure the loan proceeds will be used for the purposes authorized. Unless we waive the requirement for good cause, loan proceeds must be available only for expenditures on account of the project for which the loan was made.

•	Inspection. We, the original lender, or the lender's representative must have made a personal on-site inspection of the property securing the loan.

•
Insurance. We require our borrowers to obtain standard insurance protection customary in the industry, including title insurance (to insure against title defects and some forms of documentation), errors and omissions insurance (to insure against good faith errors on the part of our employees or agents), and liability and casualty insurance in customary amounts. We may also require special insurance in connection with particular mortgage loans, including earthquake, flood and environmental hazard insurance.

•
Lines of Credit and Letters of Credit. Our typical mortgage loan investment is a conventional real estate loan. However, from time to time we may make a loan commitment or loan funds pursuant to a line of credit or a letter of credit. These commitments and loans are typically secured by real property or funds pledged by the  borrower. For amounts of $500,000 or less, we do not require an escrow or title insurance. We require that our loan investment committee approve the transaction.

•	Credit Union Members. Loans can be only made to credit union members or our investors, unless otherwise permitted by our Church and Ministry Lending Policy.

•
Location of Collateral. Each mortgage loan must be secured by real property located in the United States.  Unsecured loans may be made without a geographical limitation provided that all payments are made in U.S. dollars and the financial statements of the borrower are in English.

•
Loan Limits. The aggregate total of all construction loans or loans secured by junior liens on real property may not exceed 200% of our tangible net worth.  The maximum aggregate amount of any loan or loans to one borrower (or to related entities) may not exceed 25% of our tangible net worth.  The maximum aggregate amount of unsecured loans to any one borrower  may not exceed 50% of our tangible net worth.  For any loan that exceeds 50% of our tangible net worth or 7% of our loan portfolio, whichever is less, the loan must be approved by our Board of Directors prior to funding.

All loan applicants must complete an application and provide suitable documentation demonstrating an ability to repay the loan and submit this application to our offices in Brea, California.  For new loans greater than $500,000, we or our designated representative will conduct a site visit to inspect the collateral and conduct our due diligence review of the applicant.  Each loan must meet our Church Ministry and Loan Policy guidelines.

Our Board of Directors establishes our loan policies and reviews them annually and has authorized designated loan officers and our President the authority to make loans within certain limits established by our Board of Directors from time to time.  The Board also has appointed a Credit Review Committee to review and carry out our loan policy.  The Credit Review Committee may approve loans up to 25% of our tangible net worth or 5% of our aggregate loan portfolio, whichever is less.  For loans exceeding the threshold, our Board has established an Investment Committee that reviews our loans and loan requests which exceed certain prescribed limits under our loan policies.   Upon approval, we issue a written loan commitment to the applicant that specifies the material terms of the loan.

Based in part on the foregoing criteria, we have adopted a risk rating system for rating the risk of our mortgage loan investments. Our Board of Directors and management monitor portfolio composition regularly and may from time to time establish guidelines for management regulating the fraction of the portfolio that may be invested in each risk category.  We update the risk ratings of our mortgage loan portfolio at least annually.

Securitization

On October 30, 2007, we entered into the BMO Facility, pursuant to which up to $150 million in qualifying mortgage loans that we or ECCU originate may be purchased by our wholly-owned subsidiary, MP Funding.  We intend to enter into one or more future asset backed securitization transactions that will enable MP Funding to pay off short-term indebtedness, replenish funds for future mortgage loan investments, limit credit risk and lock in the spread between interest rates on borrowings with the interest rates on the mortgage loans we acquire or originate.  We anticipate having MP Funding acquire qualifying church mortgage loans in a bankruptcy remote special purpose entity that will then issue securities that are collateralized by these mortgage loans.  By securitizing mortgage loans in this manner, we minimize the credit risk on our mortgage loans up to the amount of the securities sold to investors and provide additional financing capabilities to serve our credit union shareholders.

In addition, the structure of this securitization transaction is intended to insulate the securitized loans purchased by our bankruptcy remote wholly-owned subsidiary, MP Funding, from our creditors if we file for bankruptcy so that the loans that secure the asset backed securities will not be encumbered or available to any of our creditors.

BMO Facility

Under the terms of the BMO Facility, MP Funding must maintain the greater of (i) a minimum borrowing equity of $20 million, or (ii) a 75% maximum loan to asset ratio relative to the balance of eligible mortgage loans, as adjusted for certain concentration limits. The termination date for the BMO Facility is October 30, 2010. However, termination may be accelerated upon the occurrence of certain termination events, as defined in the loan agreement.

MP Funding has agreed that commencing on or after April 30, 2009, and continuing not less than every 12 months thereafter, it will enter into a term securitization financing transaction, whole loan sale or other refinancing, in an amount equal to or greater than $50 million for the purpose of refinancing its mortgage loan portfolio and retiring amounts owed under the BMO Facility.

The BMO Facility contains standard borrower representations, covenants and events of default, including failing to make required payments on the credit facility, failing to timely cure a borrowing base deficit, incurrence of a default under MP Funding's mortgage loan purchase agreements, the occurrence of an event causing termination of the service agreement, the occurrence of a material adverse event that affects MP Funding's ability to collect on its mortgage loan investments, and other default provisions typical of warehouse financing agreements. The agreements also contain customary borrower affirmative and negative covenants that require MP Funding to operate its activities as a special purpose bankruptcy remote entity, and to conduct its affairs and operations with ourselves and any other affiliated entities on an arms-length basis.

Recent Developments in Credit Markets

Recent and current conditions in the credit markets could delay or adversely impact our plan to offer a securitized pool of our mortgage loans under the BMO Facility.  Commencing in late 2007, the credit markets that we depend on for warehouse lending for origination, acquisition and securitization for our church mortgage loans deteriorated.  Although these credit issues began with problems reported in the subprime market for residential home loans, these credit conditions curtailed the completion of securitization transactions in asset classes other than subprime mortgages.

Despite actions by the Federal Reserve Bank to lower interest rates and increase liquidity, uncertainty among lenders and investors has continued to reduce liquidity, drive up the cost of lending and drive down the value of assets in these markets. The specific effects are that banks and other lenders have reported large losses, have demanded that borrowers reduce the credit exposure to these assets resulting in “margin calls” or reductions in borrowing availability, and have caused massive sales of underlying assets that collateralize the loans. The consequence of these sales has been further downward pressure on market values of the underlying assets of financial institutions that hold substantial investments in residential real property.

Our business model depends on the availability of credit, both for the funding of our acquisition of mortgage loans and origination of new loans and for the future securitization of pools of mortgage loans that have been acquired or originated and funded by short-term borrowings from warehouse lenders and other institutions providing lines of credit.

If there is no market for securitization at rates of interest and leverage levels acceptable to us, a default under the BMO Facility could occur and we would have to sell mortgage loans to a purchaser in order to satisfy our obligations under the BMO Facility.  If we are unable to sell such mortgage loans at a price that equals the principal amount of the loan plus all related fees and costs, we will suffer losses on these sales.

We will continue to monitor the credit markets and concentrate on acquiring high quality mortgage loans through our BMO Facility and plan to consummate a securitization transaction in early 2009.  In addition, we intend to expand our efforts to raise capital through the issuance of debt securities and other investment vehicles in 2008 in order to increase our liquidity and capital funds.

Our Credit Facilities

On October 12, 2007, we entered into two note and security agreements with Members United Corporate Federal Credit Union (“Members United”).  Members United is a federally chartered credit union located in Warrenville, Illinois, which provides financial services to member credit unions. One note and security agreement is for a secured $10 million revolving line of credit, which is referred to as the “$10 Million LOC,” and the other is for a secured $50 million revolving line of credit, which is referred to as the “$50 Million CUSO Line”.  Both credit facilities are secured by certain mortgage loans. We intend to use the $10 Million LOC for short-term liquidity purposes and the $50 Million CUSO Line for mortgage loan investments. We may use proceeds from either loan to service other debt securities.

Funds drawn on the $10 Million LOC constitute a loan payable one year from the date of funding. This loan bears interest payable monthly at the floating rate set by Members United. This credit facility expires on September 1, 2008. The $10 Million LOC was not drawn upon in 2007.

We may draw funds on the $50 Million CUSO Line at any time during the one year draw period. This loan requires interest-only payments during the draw period at the fixed offered rate set by Members United, or at a variable rate indexed to the Federal Funds rate at our option. After the one-year draw period expires, the then outstanding balance on the line will be paid monthly over a 5-year period based on a 30-year amortization at a rate of interest to be set by Members United at the time the loan is converted. We may borrow, repay and re-borrow under the line up to the expiration date of September 1, 2012. As of December 31, 2007, the balance on the $50 Million CUSO Line was $4,716,455, and the rate on the line was 4.87%.

Both credit facilities are recourse obligations secured by designated mortgage loans. We must maintain collateral in the form of eligible mortgage loans, as defined in the line of credit agreements, after the initial pledge of $5 million of mortgage loans. As of December 31, 2007, approximately $5.2 million of loans were pledged as collateral for the $50 Million CUSO Line. We have the right to substitute or replace one or more of the mortgage loans serving as collateral.

Both credit facilities contain a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and its other debt, and to provide Members United with current financial statements and reports.

Competition

Although the demand for church financing is both broad and fragmented, no one firm has a dominant competitive position in the market.  We compete with church bond financing companies, banks, savings and loan associations, denominational loan funds, REITs, insurance companies and other financial institutions to service this market.  Many of these entities have greater marketing resources, extensive networks of offices and locations, larger staffs and lower cost of operations due to their size.  We believe, however, we have developed an efficient, effective and economical operation that (i) specializes in identifying and creating a diversified portfolio of church mortgage loans that we or ECCU originate and (ii) preserves our capital base and generates consistent income for distribution to our note holders and shareholders.

We rely upon the extensive experience of our officers, management and directors in working with ministry related financing transactions, loan origination, investment in churches, schools, ministries and non-profit organizations.  We also rely upon the extensive experience of ECCU, its management team and directors in meeting the financial needs of churches, ministries, schools and ministry minded members.  Our agreements  with ECCU provide a steady source of mortgage loans that are originated or serviced by ECCU and also provide us with a network of relationships with ministry oriented investors, entities and organizations that are active in financing ministry related projects.

Regulation

We are organized as a credit union service organization and, as a result, are subject to the regulations promulgated by the National Credit Union Administration that apply to CUSO’s.
As a CUSO, we primarily serve the interests of credit union shareholders that own shares of our common stock and preferred stock and members of such credit unions.

Many states regulate the investment in or origination of mortgage loans.  Under the California Finance Lender’s Law, no lender may engage in the business of a “finance lender” or “broker” without obtaining a license from the California Department of Corporations, unless otherwise exempt under the law.

We conduct loan originating activities for churches and related ministry projects.  As we expand our loan originations in states outside of the state of California, we will have to comply with laws and regulations of those states.  The statutes which govern mortgage lending and origination vary from state to state.  Because these laws are constantly changing, due in part, to the challenge facing the housing industry and financial institutions from subprime lending activities, it is difficult to comprehensively identify, accurately interpret and effectively train our personnel with respect to all of these laws and regulations.  As a result, we may not always remain in compliance with these requirements, including licensure requirements.

Patents, Trademarks and Licensing

We do not rely upon any significant patent, trademark, license or franchise to operate our business.  We own the rights to the trademark “Ministry Partners Investment Corporation” and “Ministry Partners” logo trademark and have applied for a U.S. trademark registration of both marks with the U.S. Patent and Trademark Office.

Item 2. DESCRIPTION OF PROPERTY

Our business offices are located at 955 West Imperial Highway, Brea, California 92821.  Our telephone number is 800-753-6742.

We currently rent our offices (approximately 1200 square feet) from ECCU on a month-to-month basis for $3,288 per month. ECCU provides us with certain professional services and the use of certain facilities under a written lease and services agreement pursuant to which ECCU charges us on a current basis. Presently, the amounts ECCU charges us are at the market rate for similar services and facilities charged by unrelated persons.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 30, 2007, we held a special shareholder meeting pursuant to which the shareholders unanimously approved the following actions:

(i)           our shareholders approved an Amendment to Article II of our Articles of Incorporation which clarified that the corporation may engage in any lawful act or activity under the California Corporations Code other than the banking or trust business or practice of a profession;

(ii)           our shareholders approved an Amendment to Article II, Section 2, of our Bylaws to provide the Board of Directors with flexibility to set the date and time of our annual stockholder meeting; and

(iii)           our shareholders approved the election of the following persons to our Board of Directors:  Mark G. Holbrook, Van C. Elliott, Mark A. Johnson, Arthur G. Black, Shirley M. Bracken, Juli Anne S. Callis, Jeffrey T. Lauridsen and Scott T. Vandeventer.

All actions that were approved at the shareholders meeting were approved unanimously by the holders of our outstanding shares of common stock.  Our Secretary, Van C. Elliott, served as the secretary and registrar for the tabulation of votes.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for our common stock.

Number of Holders of Common Stock

As of December 31, 2007, a total of 146,522 shares of our common stock were outstanding and held by 11 shareholders.

Purchases of Equity Securities by Issuer

Although we purchased 1,100 shares of our Class I Preferred Stock during 2007, we purchased no equity securities during the fourth quarter.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to volume growth, revenues, profitability, new services, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Our primary mission is to make loan financing available to the evangelical Christian community, primarily for the acquisition and improvement of church-related properties. We do this by originating and investing in mortgage loans made to churches, most of which are secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church organizations, including Christian schools, ministries and related organizations.

We obtain funds for our mortgage loan investments from the sale of our debt securities, which are sold primarily to investors who are in or associated with the Christian community, including individuals, ministries and organizations associated with evangelical churches and their governing associations.  We also obtain funds from lines of credit provided by financial institutions, and from our shareholders’ investment in our common and preferred stock.

Our goals are to provide funds for loans to evangelical churches and church organizations on a cost effective basis, and to provide funds for member business loans originated by other credit unions. In addition, we intend to operate in such a way as to provide competitive yields to purchasers of our notes, dividends to our preferred shareholders, and a general increase in the value of our equity securities for the benefit of our shareholders.

Developments in Business Operations

On August 7, 2007, we formed MP Funding and on October 30, 2007, we consummated our first warehouse financing arrangement under the BMO Facility.  As of December 31, 2007, MP Funding had purchased approximately $40.8 million in qualifying church mortgage loans from ECCU.  In November 2007, we completed line of credit financing arrangements with Member United pursuant to which we entered into a $10 Million LOC and $50 Million CUSO Line.  As of December 31, 2007, we had funded $7.7 million in new loans using these financing facilities.

We have expanded our in-house loan origination capabilities by hiring a Vice President of Lending and plan to increase our staffing capabilities in order to expand our origination and processing capabilities.  By increasing our loan processing capabilities, we will be able to expand the services we provide to our credit union shareholders and their members.  With the addition of a Vice President Finance and Accounting, we have also committed resources to expanding our operations, our balance sheet and services to the credit unions and members that we serve.

Significant Accounting Estimates and Critical Accounting Policies

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an on-going basis, we evaluate these estimates, including those related to reserves for loan losses, and estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under conditions different from our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounting for Derivative Financial Investments and Hedging Activities

We use derivatives to hedge, fix and cap interest rate risk and we account for our derivative and hedging activities using SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction.

We use interest rate swap agreements to hedge our exposure to interest rate risks on our balance sheet.  Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period.  Derivative instruments that convert a portion of our variable debt to a fixed rate are commonly referred to as a cash flow hedge and when we convert a portion of our fixed rate loans to a variable rate, we refer to that as a fair value hedge.

When a cash flow hedge is considered to be effective, we record the fair value of the derivative instrument on our balance sheet as either an asset or liability, with a corresponding amount recorded as a component of other comprehensive income.  Amounts are reclassified from other comprehensive income to the income statements in the period or periods that the hedged transaction affects earnings.

Under a cash flow hedge, derivative gains and losses that do not offset changes in the value of hedged asset or liability is recognized immediately in non-interest income.  For hedges that offset changes in the net value of the hedged liabilities, we defer the net settlement amount and amortize this amount into net interest income over the life of the hedged debt.

Valuation of Loans

We classify loans that we intend to hold for the foreseeable future at their outstanding principal balance, less an allowance for loan losses and adjusted for deferred loan fees and costs.  We defer loan origination fees and costs and recognize those amounts as an adjustment to the related loan yield on the asset using the straight line method, which results in an amortization that is materially the same as the interest method.

Allowance for Loan Losses

Determining an appropriate allowance for loan losses involves a significant degree of estimation and judgment. The process of estimating the allowance for loan losses may result in either a specific amount representing the impairment estimate or a range of possible amounts. Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” provides guidance on accounting for loan losses associated with pools of loans and requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated.

When management confirms that a loan is uncollectible, a loan loss is charged against our allowance for loan losses.  If there are subsequent recoveries, we credit such amounts to the allowance.  Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” states that a creditor should recognize the amount that is the best estimate within the estimated range of loan losses. Accordingly, the determination of an amount within the calculated range of losses is in recognition of the fact that historical charge-off experience, without adjustment, may not be representative of current impairment of the current portfolio of loans because of changed circumstances. Such changes may relate to changes in the age of loans in the portfolio, changes in the creditor’s underwriting standards, changes in economic conditions affecting borrowers in a geographic region, or changes in the business climate in a particular industry.

Management regularly evaluates our allowance for loan losses based upon our periodic review of the collectibility of the loans, historical experience, nature and volume of our loan portfolio, adverse situations that may affect the borrower’s ability to repay, value of the collateral and prevailing economic conditions.  Since an evaluation of this nature is inherently subjective, we may have to adjust our allowance for loan losses as conditions change and new information becomes available.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159).” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. SFAS No. 159 is effective as of the beginning of an entity’s first year that begins after November 15, 2007. Management has not determined whether we will voluntarily choose to measure any of our financial assets and financial liabilities at fair value. Management also has not determined whether the adoption of this statement will affect our reported results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which provides guidance on how to measure assets and liabilities that use fair value. This standard also will require additional disclosures in both annual and quarterly reports. SFAS No. 157 will be effective for financial statements issued for years beginning after November 15, 2007, and we will be required to adopt SFAS in the first quarter of 2009. We are currently evaluating the potential impact this standard may have on our financial position and results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), was issued in July 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on our financial statements.

Financial Condition

December 31, 2007 Compared to December 31, 2006

At December 31, 2007 and 2006, we held mortgage loans representing $116,309,744  and $59,713,567, respectively.  Mortgage loans constituted 96.0% and 88.3% of our total assets at December 31, 2007 and 2006, respectively.

During the fourth quarter of 2007, MP Funding purchased loans totaling $40.8 million with a weighted average yield of approximately 7.22%.  In addition, we acquired $32.5 million in loans in 2007.  We or our wholly-owned subsidiary, MP Funding, acquired $73.3 million in loans from ECCU in 2007, as compared to $46.3 million in 2006.

As of December 31, 2007, approximately 88% of all loans that we or MP Funding own were originated by ECCU and purchased in whole or as a participation interest.  The remainder were originated directly through our loan origination services.  As of December 31, 2007 and 2006, none of the loans were impaired, on non-accrual status, or 90 days or more past due.  We have no loan writeoffs on our loan portfolio.

As of December 31, 2007, our total borrowings under our BMO Facility was $41.6 million.  We used the BMO Facility to purchase loans from us or ECCU until such time as they can be included in a securitization transaction.

We previously had a line of credit facility with ECCU, which was terminated in October, 2007.  We had no borrowings under the ECCU line of credit in 2006 and 2007.  With the completion of the BMO Facility, Members United $10 Million LOC and $50 Million CUSO Line, our line of credit borrowings increased to $46,300,392 at December 31, 2007, as compared to zero at December 31, 2006.  As of December 31, 2007, the balance on our $50 Million CUSO Line was $4,716,455.

Obligations to our debt security holders increased from $54,330,889 at December 31, 2006 to $62,056,809 at December 31, 2007.  Our total liabilities at December 31, 2007 and 2006 were $109,174,698 and $54,588,198, respectively.

Stockholders’ equity was $11,909,572 and $13,060,509 at December 31, 2007 and 2006, respectively.  We had net losses of $298,982 during the year ended December 31, 2007.

Results of Operations for the Years Ended December 31, 2007 and December 31, 2006

Interest income on loans increased from $3,041,895 to $4,639,127 for the year ended December 31, 2007, primarily due to increases in mortgage loans that we acquired.  Total interest income increased from $3,132,439 to $4,932,453 at December 31, 2007, as compared to the year ended December 31, 2006.

Interest expense on our lines of credit increased from $-0- in 2006 to $376,877 due to our borrowings under the BMO Facility and Members United loan facilities.  Our interest expense payable to our debt security holders increased from $2,385,178 to $3,223,875 for the year ended December 31, 2007, primarily due to an increase in the amount of notes outstanding from $54,330,889 at December 31, 2006 to $62,056,809 at December 31, 2007.

Total interest expenses increased from $2,385,178 to $3,600,752 as a result of these increased borrowing obligations.  Net interest income increased to $1,331,701 for 2007, as compared to $747,261 in 2006.

Non-interest income decreased from $233,445 to $8,336 in 2007, primarily due to lower consulting fees and loan commitment fees on letters of credit.

Personnel expenses for salaries increased $474,221, or 115.2%, to $885,696 compared to $411,475.  We have added a new Vice President of Lending and Vice President Finance and Accounting in an effort to expand our services and operations.

Our office expenses, insurance and related operations expenses increased by $314,585, or 174.3%, to $495,096, as compared to $180,511 for the year ended December 31, 2006.  Professional costs for legal, accounting and consulting services increased by $154,396,  or 97.1%, to $313,375, as compared to $158,979.   These increased expenses were due to costs incurred in undertaking the BMO Facility and Members United financing transactions, restructuring of our trustee arrangements for our note investors, engaging in capital raising initiatives, and our efforts to respond to new accounting guidelines for consolidating entities and corporate governance.

Non-interest expenses increased from $831,662 to $1,796,236, an increase of $964,574 or 115.9%.  This increase is primarily attributable to increases in salaries and benefits of $474,221, office operations and other expenses of $314,585 and legal and accounting expenses of $154,396.

For the year ended December 31, 2007, we incurred a net loss of $298,982, as compared to net earnings of $98,306 for the year ended December 31, 2006, a decrease of $397,288, or 404.1%.  This decrease was primarily due to an increase in non-interest expense of $964,574 and a decrease in non-interest income of $225,109, which were offset by an increase in net interest income of $584,440 and a decrease in the income tax provision of $207,955.

Our Liquidity Plan

We intend to continue our current liquidity plan which relies primarily on cash generated by operations, cash reserves, proceeds from the sale of debt securities, and borrowings under lines of credit. Historically, we have experienced significant rates of reinvestment or renewal by our debt security investors upon maturity of their investments. However, should these sources prove insufficient to fund our operations and obligations, we believe that we could sell or hypothecate our loan investments. We base this belief on the size and quality of our mortgage loan investments, the availability of purchasers of those loans on a timely basis and a historic price (at or near par) paid for secured loans comparable to our mortgage loan investments. We believe that our strategy for maintaining liquidity will enable us to timely service and retire the notes regardless of the maturity mix of the notes outstanding

Net Interest Income and Net Interest Margin

Our earnings depend largely upon the difference between the income we receive from interest-earning assets, which are principally mortgage loan investments and interest-earning accounts with other financial institutions, and the interest paid on notes payable and lines of credit. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

Distribution, Rate and Yield Analysis of Net Interest Income

For the Years Ended December 31,
	2007			2006
Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institution	$6,213,797	$293,326	4.72%	$1,490,878	$90,544	6.07%
Total loans [1]	$78,818,706	$4,639,127	5.89%	51,649,726	3,041,895	5.89%
Total interest-earning assets	$85,032,503	$4,932,453	5.80%	53,140,604	3,132,439	5.89%

Liabilities:
Public offering notes – Class A-1	--	--	--	47,782	3,767	7.88%
Public offering notes – Alpha Class	$26,498,190	$1,446,902	5.46%	19,980,539	961,755	4.81%
Special offering notes	$31,689,160	$1,748,451	5.52%	29,502,380	1,402,302	4.75%
International notes	$504,882	$28,522	5.65%	358,017	17,354	4.85%
Lines of Credit	$9,561,389	$376,877	3.94%	- -	- -	- -

Total interest-bearing liabilities	$68,253,621	$3,600,752	5.28%	$49,888,718	2,385,178	4.78%

Net interest income		$1,331,701			$747,261
Net interest margin [2]			1.57%			1.40%

[1] Loans are gross of deferred loan fees and the allowance for loan losses.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $85.0 million during the year ended December 31, 2007, from $53.1 million, an increase of $31.9 million or 60.0%. The average yield on these assets decreased to 5.80% for the year ended December 31, 2007 from 5.89% for the year ended December 31, 2006. This average yield decrease was related to lower interest rates realized on new deposits with other financial institutions. Average interest-bearing liabilities, consisting primarily of notes payable, increased to $68.3 million during the year ended December 31, 2007, from $49.9 million during 2006. The average rate paid on these notes increased to 5.28% for the year ended December 31, 2007, from 4.78% for 2006. The increase in the rate paid on interest-bearing liabilities was primarily the result of higher interest rates on new notes.

Net interest income for the year ended December 31, 2007 was $1.3 million , which was an increase of $584.4 thousand, or 78.2% over the prior year. The net interest margin increased 17 basis points to 1.57% for the year ended December 31, 2007, compared to 1.40% for 2006. The increase in the net interest margin was the result of decreased rates on line of credit borrowings.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
Increase in Interest Income:	$227,144	$(24,362)	$202,782
Interest-earning account with other financial institutions	1,599,119	(1,887)	1,597,232
Total loans	$1,826,263	$(26,249)	$1,800,014

Increase (Decrease) in Interest Expense:
Public offering notes – Class A-1	(1,883)	(1,884)	(3,767)
Public offering notes – Alpha Class	343,585	141,562	485,147
Special offering notes	109,216	236,933	346,149
International notes	7,958	3,210	11,168
Lines of Credit	376,877	--	376,877
	835,753	379,821	1,215,574
Change in net interest income	$990,510	$(406,071)	$584,439

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
Increase in Interest Income:	$43,156	$19,807	$62,963
Interest-earning account with other financial institutions	177,823	326,904	504,727
Total loans	220,979	346,711	567,690

Increase (Decrease) in Interest Expense:
Public offering notes – Class A-1	(49,300)	5,092	(44,208)
Public offering notes – Alpha Class	99,638	148,701	248,339
Special offering notes	9,423	276,814	286,237
International notes	2,390	1,967	4,357
Other	(2,752)	--	(2,752)
Change in net interest income	59,399	432,754	491,973
	$163,924	$(88,207)	$75,717

Liquidity and Capital Resources

Twelve Months Ended December 31, 2007 vs. Twelve Months Ended December 31, 2006

We incurred a decrease in our cash during the twelve months ended December 31, 2007 in the amount of $5,389,646, as compared to a net increase of $4,587,483 for the twelve months ended December 31, 2006. This decrease was due to an increase in net cash used in investing activities. Net cash used in operating activities totaled $750,417 for the twelve months ended December 31, 2007, a decrease of $953,903 from $203,486 provided by operating activities during the twelve months ended December 31, 2006.

Net cash used in investing activities totaled $56,513,156 during the twelve months ended December 31, 2007, compared to $13,802,365 used during the twelve months ended December 31, 2006, an increase in cash used of $42,710,791. This difference is primarily attributable to more cash used for the purchase of loans than collection on loan principal during the twelve months ended December 31, 2007, as compared to the same period in 2006.

Net cash provided by financing activities totaled $51,873,927 for the twelve-month period in 2007, an increase of $33,687,565 from $18,186,362 provided by financing activities during the twelve months ended December 31, 2006. This difference is primarily attributable to an increase in our line of credit facilities.

 Item 7. FINANCIAL STATEMENTS

Included herewith are the following financial statements:

Table of Contents
Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders' Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F6-26

Report of Independent Registered Public Accounting Firm

Board of Directors
Ministry Partners Investment Corporation
Brea, California

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Corporation and subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Corporation and subsidiary as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

March 28, 2008

Ministry Partners Investment Corporation and Subsidiary

Consolidated Balance Sheets

December 31, 2007 and 2006

Assets	2007	2006

Cash	$2,243,113	$7,632,759
Loans, net of allowance for loan losses
of $126,000 in 2007 and 2006	116,309,744	59,713,567
Accrued interest receivable	517,748	275,106
Property and equipment, net	23,925	9,450
Debt issuance costs	1,340,189	--
Other assets	649,551	17,825
Total assets	$121,084,270	$67,648,707

Liabilities and Stockholders' Equity

Liabilities
Line of credit	$46,300,392	$--
Notes payable	62,056,809	54,330,889
Accrued interest payable	179,431	--
Other liabilities	638,066	257,309

Total liabilities	109,174,698	54,588,198

Commitments and contingencies (Note 6)

Stockholders' equity
Class I preferred stock, 100,000 shares authorized,
88, 922 and 90,022 shares issued and outstanding
at December 31, 2007 and 2006, respectively; no par
value (liquidation preference value of $100 per share)	8,892,200	9,002,200
Class II preferred stock, 75,000 shares authorized, 19,000
shares issued and outstanding at December 31, 2007 and
2006, respectively; no par value (liquidation preference
value of $100 per share)	1,900,000	1,900,000
Common stock, 10,000,000 shares authorized; 146,522
shares issued and outstanding at December 31, 2007
and 2006, respectively; no par value	1,809,572	1,809,572
Retained earnings (accumulated deficit)	(579,317)	348,737
Accumulated other comprehensive loss	(112,883)	--

Total stockholders' equity	11,909,572	13,060,509

Total liabilities and stockholders' equity	$121,084,270	$67,648,707

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ministry Partners Investment Corporation and Subsidiary

Consolidated Statements of Operations

Years Ended December 31, 2007 and 2006

	2007	2006
Interest income
Loans	$4,639,127	$3,041,895
Interest-bearing accounts	293,326	90,544

Total interest income	4,932,453	3,132,439

Interest expense
Line of credit	376,877	--
Notes payable	3,223,875	2,385,178

Total Interest expense	3,600,752	2,385,178

Net interest income	1,331,701	747,261

Provision for loan losses	--	--

Net interest income after provision for loan losses	1,331,701	747,261

Non-interest income
Consulting fees	--	135,350
Loan commitment fees	--	97,198
Other	8,336	896

Total non-interest income	8,336	233,445

Non-interest expenses
Salaries and benefits	885,696	411,475
Marketing and promotion	75,928	47,205
Office occupancy	24,141	15,993
Office operations and other expenses	495,096	180,511
Legal and accounting	313,375	158,979
Ministry support	2,000	17,500

Total non-interest expenses	1,796,236	831,662

Income (loss) before provision (benefit) for income taxes	(456,199)	149,044

Provision for (benefit from) income taxes	(157,217)	50,738

Net income (loss)	$(298,982)	$98,306

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ministry Partners Investment Corporation and Subsidiary

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock
					Retained	Accumulated
	Number		Number		Earnings	Other
	of		of		(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit)	Loss	Total

Balance, December 31, 2005	550	$550,000	125,000	$1,250,000	$388,767	$--	$2,188,767
Issuance of Class I preferred stock	90,022	9,002,200	--	--	--	--	9,002,200
Issuance of Class II preferred stock	19,000	1,900,000	--	--	--	--	1,900,000
Exchange of Series A preferred stock for
Class I preferred
stock in exchange for
Series A preferred stock	(550)	(550,000)	--	--	--	--	(550,000)
Issuance of common stock	--	--	21,522	559,572	--	--	559,572
Net income	--	--	--	98,306	--	98,306
Dividends on preferred stock	--	--	--	--	(138,336)	--	(138,336)

Balance, December 31, 2006	109,022	10,902,200	146,522	1,809,572	348,737	--	13,060,509
Purchase of Class I
preferred stock	(1,100)	(110,000)	--	--	--	--	(110,000)
Net loss	--	--	--	--	(298,982)	--	(298,982)
Change in value of interest rate swap	--	--	--	--	(112,883)	(112,883)
Dividends on preferred stock	--	--	--	--	(629,072)	--	(629,072)

Balance, December 31, 2007	107,922	$10,792,200	146,522	$1,809,572	$(579,317)	$(112,883)	$11,909,572

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ministry Partners Investment Corporation and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(298,982)	$98,306
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities
Depreciation	2,424	590
Amortization of deferred loan (fees) costs	(99,920)	19,976
Amortization of debt issuance costs	73,124	--
Net change in:
Deferred income tax benefit	(85,952)	--
Interest receivable	(242,642)	(111,600)
Other assets	(545,774)	66,167
Other liabilities	447,305	130,047

Net cash provided by (used in) operating activities	(750,417)	203,486

Cash Flows from Investing Activities
Loan purchases and originations	(85,766,102)	(46,258,925)
Loan sales	24,606,452	31,893,028
Loan principal collections, net	4,663,393	563,532
Purchase of property and equipment	(16,899)	--

Net cash used in investing activities	(56,513,156)	(13,802,365)

Cash Flows from Financing Activities
Net borrowing on line of credit	46,300,392	--
Net change in notes payable	7,725,920	7,412,926
Debt issuance costs	(1,413,313)	--
Net proceeds from issuance of preferred stock	--	10,352,200
Purchase of preferred stock	(110,000)	--
Proceeds from issuance of common stock	--	559,572
Dividends paid on preferred stock	(629,072)	(138,336)

Net cash provided by financing activities	51,873,927	18,186,362

Net increase (decrease) in cash	(5,389,646)	4,587,483

Cash at beginning of year	7,632,759	3,045,276

Cash at end of year	$2,243,113	$7,632,759

Supplemental Disclosures of Cash Flow Information
Interest paid	$3,840,049	$2,385,178
Income taxes paid	56,113	--
Change in value of interest rate swap	112,883	--

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 1.	Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Corporation (the Company) was incorporated in California in 1991 and is owned by a group of 11 federal and state chartered credit unions, none of which owns a majority of the voting common stock of the Company. The offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  Most of the Company's loans are purchased from its largest shareholder, the Evangelical Christian Credit Union (ECCU), of Brea, California. The Company also originates church and ministry loans independently.  In addition, in 2007 the Company created a wholly owned special purpose subsidiary, Ministry Partners Funding, LLC (MPF), which purchases and warehouses church and ministry mortgages from ECCU and from the Company for later securitization.  MPF has not yet securitized any of its loans.  Nearly all of the business and operations of the Company currently are conducted in California and its mortgage loan investments are concentrated in California.

In 2006, the Company issued 21,522 shares of common stock to third party credit unions.  In addition, ECCU sold 63,000 shares of its common shares held in the Company to third party credit unions.  As a result, ECCU’s ownership of the voting stock of the Company decreased from 100% to 42.13%.

Principles of Consolidation

The consolidated financial statements include the accounts of Ministry Partners Investment Corporation and its wholly-owned subsidiary, Ministry Partners Funding, LLC.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash

The Company maintains deposit accounts with other institutions with balances that may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 1.	Summary of Significant Accounting Policies (Continued)

Cash (continued)

The Company is required to maintain certain balances on hand in conjunction with its borrowing arrangement as disclosed in Note 4.

Loans

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balance less an allowance for loan losses, and adjusted for deferred loan fees and costs. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees and costs are deferred and recognized as an adjustment to the related loan yield using the straight-line method, which results in an amortization that is materially the same as the interest method.

The accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for loan losses is increased through a provision for loan losses charged to earnings. Loan losses, if any, are charged against the allowance when management believes the collectibility of loan principal becomes unlikely.  Subsequent recoveries, if any, are credited to the allowance.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

The allowance consists of general and unallocated components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio.  A specific component of the allowance would also be considered in the event a loan becomes impaired.

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

Interest Rate Swap Agreements

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments that convert a portion of the Company’s variable-rate debt to a fixed rate (cash flow hedge), and convert a portion of its fixed-rate loans to a variable rate (fair value hedge).

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 1.           Summary of Significant Accounting Policies  (Continued)

Interest Rate Swap Agreements (continued)

The effective portion of the gain or loss on a derivative designated and qualifying as a cash flow hedging instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The ineffective portion of the gain or loss on the derivative instrument, if any, is recognized currently in earnings.

For cash flow hedges, the net settlement (upon close-out or termination) that offsets changes in the value of the hedged debt is deferred and amortized into net interest income over the life of the hedged debt.  The portion, if any, of the net settlement amount that did not offset changes in the value of the hedged asset or liability is recognized immediately in non-interest income.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk.  Those derivative financial instruments that do not meet specified hedging criteria would be recorded at fair value with changes in fair value recorded in income.  If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled, or classified as a trading activity.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Property and Equipment

Furniture, fixtures, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from three to five years.

  Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 1.           Summary of Significant Accounting Policies  (Continued)

Debt Issuance Costs

Debt issuance costs are related to the lines of credit as well as to a public offering of unsecured notes, and are amortized into interest expense over the contractual terms of the debt.

Income Taxes

The provision for income taxes is recorded under the liability method. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between income tax and financial statement purposes. A valuation allowance is provided to the extent that future realization of deferred tax assets is uncertain.

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

Reclassifications

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year with no impact on stockholders’ equity or results of operations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of SFAS Statement No. 109). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the consolidated financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 in 2007 did not have an impact on the Company’s consolidated financial statements.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 1.           Summary of Significant Accounting Policies  (Continued)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for the Company on January 1, 2008. The Company does not expect that adoption of SFAS No. 157 will have a significant impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits, but does not require, entities to measure certain financial instruments and other items at fair value. SFAS No. 159 is intended to encourage the expanded use of fair value measurement. At this time, management does not intend to elect the fair value option for any financial instruments.

Note 2.	Related Party Transactions

The Company maintains most of its cash funds at ECCU. Total funds held with ECCU were $1.5 million and $1.9 million at December 31, 2007 and 2006, respectively. Interest earned on these funds totaled approximately $89,000 and $24,000 for the years ended December 31, 2007 and 2006, respectively.

The Company leases physical facilities and purchases other services from ECCU pursuant to a written lease and services agreement. Charges of approximately $177,000 and $152,000 for the years ended December 31, 2007 and 2006, respectively, were made for these services and are included in Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

During the years ended December 31, 2007 and 2006, the Company leased its employees from ECCU. The Company paid $861,736 and $404,302 for the employee costs during the years ended December 31, 2007 and 2006, respectively. Effective as of January 1, 2008, the Company entered into a staffing agreement with Administaff Companies II, L.P. pursuant to a client services agreement.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 2.	Related Party Transactions (Continued)

On August 7, 2007, the Company formed MPF, as a wholly-owned subsidiary.  As a limited purpose entity, MPF was formed to purchase church mortgage loans that will be originated by the Company and ECCU, and serviced by ECCU.  MPF was formed to serve as a financing vehicle that will purchase qualifying church mortgage loans pending the consummation of a securitization transaction that will enable such loans to be accumulated and sold to investors through the purchase of an interest in a securities instrument.

In accordance with a mortgage loan purchase arrangement between the Company and ECCU, the Company purchased $73.3 million and $46.3 million of loans from ECCU during the years ended December 31, 2007 and 2006, respectively.  This includes $40.8 million purchased by MPF during the year ended December 31, 2007.  The Company recognized $4.1 million and $3.0 million of interest income on loans purchased from ECCU during the years ended December 31, 2007 and 2006, respectively.  ECCU retains the servicing rights on loans it sells to the Company.  The Company paid loan servicing fees to ECCU of $61,406 in the year ended December 31, 2007.  In addition, as part of the Company's liquidity management practices, the Company from time to time has asked ECCU to repurchase some of the Company's mortgage loan investments in order to provide short-term liquidity. Although ECCU has from time to time accommodated the Company in responding to such requests, ECCU is under no obligation to continue this practice. During the years ended December 31, 2007 and 2006, loans in the amount of $24.6 million and $31.9 million, respectively, were sold back to ECCU. No gain or loss was incurred on these sales.

On July 11, 2007, the Company’s Board of Directors approved by written consent an agreement pursuant to which the Company purchased a residence owned by the Company’s President, and his wife for $450,000 plus reasonable closing costs incurred in completing the purchase transaction.  The Board of Directors approved this purchase transaction as part of a relocation incentive arrangement.  On August 7, 2007, the Company completed the purchase of this property, and in January of 2008, the Company sold this property. The Company realized a loss of approximately $105,755 from this transaction.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 3.           Loans

A summary of loans as of December 31 follows:
	2007	2006
Loans to evangelical churches and
related organizations:
Real estate secured	$111,389,713	$51,635,210
Construction	5,174,164	8,309,651

Total Loans	116,563,877	59,944,861

Deferred loan fees, net	(128,133)	(105,294)
Allowance for loan losses	(126,000)	(126,000)

Loans, net	$116,309,744	$59,713,567

The loans fall into three categories:  loans purchased in whole from ECCU, loan participations purchased from ECCU, and loans originated directly by the Company.  All of the loans are made to various evangelical churches and related organizations, primarily to finance facilities. Loan maturities extend through 2012. The loans earn interest at rates between 5% and 8.75%, with a weighted average yield of 6.50% as of December 31, 2007.

The Company had an allowance for loan losses of $126,000 as of December 31, 2007 and 2006. The Company has no experience of loan loss and, as of December 31, 2007 and 2006, none of the loans are 90 days past due or impaired. Management believes all of the loans are adequately secured and the allowance is reasonable.

Note 4.	Lines of Credit

Until October 12, 2007, the Company maintained a $5,000,000 unsecured line of credit with ECCU.  The line of credit expired on October 12, 2007, and the Company did not seek to renew it. There were no outstanding borrowings on this line as of December 31, 2007 and 2006. The interest rate on this line varied based on changes in an independent index which was the Prime Rate published by The Wall Street Journal.  No interest was incurred in 2007 or 2006.  The line of credit was subordinate to Alpha Class notes payable.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 4.	Lines of Credit (Continued)

On October 12, 2007, the Company entered into two note and security agreements with Members United Corporate Federal Credit Union (Members United). Members United is a federally chartered credit union located in Warrenville, Illinois, which provides financial services to member credit unions. One note and security agreement is for a secured $10 million revolving line of credit, which is referred to as the “$10 Million LOC,” and the other is for a secured $50 million revolving line of credit, which is referred to as the “$50 Million CUSO Line.” Both credit facilities are secured by certain mortgage loans. The Company intends to use the $10 Million LOC for short-term liquidity purposes and the $50 Million CUSO Line for mortgage loan investments. The Company may use proceeds from either loan to service other debt securities.

Funds drawn on the $10 Million LOC constitute a loan payable one year from the date of funding. This loan bears interest payable monthly at the floating rate set by Members United. This credit facility expires on September 1, 2008. The $10 Million LOC was not drawn upon in 2007.

The Company may draw funds on the $50 Million CUSO Line at any time during the one year draw period. This loan requires interest-only payments during the draw period at the fixed offered rate set by Members United, or at a variable rate indexed to the Federal Funds rate at the Company’s option. After the one-year draw period expires, the then outstanding balance on the line will be paid monthly over a 5-year period based on a 30-year amortization at a rate of interest to be set by Members United at the time the loan is converted. The Company may borrow, repay and re-borrow under the line up to the expiration date of September 1, 2012. As of December 31, 2007 the balance on the $50 Million CUSO Line was $4,716,455, and the rate on the line was 4.87%.

Both credit facilities are recourse obligations secured by designated mortgage loans. The Company must maintain collateral in the form of eligible mortgage loans, as defined in the line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of December 31, 2007, approximately $5.2 million of loans were pledged as collateral for the $50 Million CUSO Line. The Company has the right to substitute or replace one or more of the mortgage loans serving as collateral.

Both credit facilities contain a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and its other debt, and to provide Members United with current financial statements and reports.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 4.	Lines of Credit (Continued)

On October 30, 2007, MPF entered into a Loan Sale, Security, and Servicing agreement with BMO Capital Markets Group as agent and Fairway Finance Company, its subsidiary, as lender.  The agreement provides for, among other things, a $150,000,000 line of credit for the purpose of purchasing and warehousing loans for later securitization.  As of December 31, 2007, the balance on the line of credit was $41,583,937. The interest rate on the amount outstanding as of December 31, 2007 was 5.64%.  Interest payments are due monthly at a rate equal to the rate at which the lender issues commercial paper plus 0.90%.  The principal balance is due on October 30, 2010, subject to annual renewal.  The line is secured by a first priority interest in eligible receivables of MPF, as defined in the loan agreement.  Under the terms of this facility, the Company must maintain the greater of (i) a minimum borrowing equity of $20 million, or (ii) a 75% maximum loan to asset ratio relative to the balance of eligible mortgage loans, as adjusted for certain concentration limits. At December 31, 2007, all of MPF’s $61,899,000 loans receivable was pledged as collateral for this line. The restricted cash maintained by MPF related to this line was $84,248 at December 31, 2007.

Note 5.	Interest Rate Swap Agreements

The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such differences, which represent the fair value of the derivative instruments, are reflected on the Company’s balance sheet as other assets and other liabilities.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations.  The Company deals only with primary dealers.

Derivative instruments are generally either negotiated over-the-counter (OTC) contracts or standardized contracts executed on a recognized exchange.  Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 5.	Interest Rate Swap Agreements (Continued)

Risk Management Policies – Hedging Instruments

The primary focus of the Company’s asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control its risks.  On a quarterly basis, the Company simulates the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation.  The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period.  Based upon the outcome of the simulation analysis, the Company considers the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates.  The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company uses long-term variable rate debt as a source of funds for use in the Company’s lending and investment activities and other general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  Management believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest payments.  To meet this objective, management enters into interest rate swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments during the contract period.

At December 31, 2007, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows:

Notional amount	$41,504,655
Weighted average pay rate	4.46%
Weighted average receive rate	4.93%
Weighted average maturity in years	.83
Unrealized loss relating to interest rate swaps	$(112,883)

These agreements provide for the Company to receive payments at a variable rate determined by a specified index (one month London Bank Inter-Bank Offer Rate (“LIBOR”)) in exchange for making payments at a fixed rate. This rate was 4.996% at December 31, 2007.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 5.	Interest Rate Swap Agreements (Continued)

At December 31, 2007, the unrealized loss relating to interest rate swaps was recorded in other liabilities.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  The net amount of other comprehensive income reclassified into interest expense during the year ended December 31, 2007 was $5,920.

Risk management results for the year ended December 31, 2007 related to the balance sheet hedging of long-term debt indicate that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of December 31, 2007, approximately $112,883 of losses reported in other comprehensive income related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the year ending December 31, 2008.

Note 6.	Commitments and Contingencies
Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of the Company or ECCU. Unfunded commitments totaled $8.9 million at December 30, 2007 and $13 million at December 31, 2006.

Standby Letters of Credit

Standby letters of credit, as discussed below, are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support borrowing arrangements. The risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The letters of credit, if drawn upon, will be secured by first lien deeds of trust on real property. The liability related to the letters of credit at December 31, 2007 and 2006 was $0 and $45,484, respectively.

The Company entered into a Non-recourse Letter of Credit Participation Agreement with ECCU on September 8, 2005 which expired on September 7, 2007.  The Company was committed to 27.72% of a $65.6 million letter of credit for a Christian university in Riverside, California.  This commitment was fulfilled as of June 28, 2007 and the Company no longer has an outstanding commitment.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 7.	Notes Payable

A summary of notes payable at December 31 is as follows:

	Weighted
	Average
	Interest Rate
	During
	2007	2006	2007

Public offering notes	$33,807,202	$21,078,656	5.46%
Special offering notes	27,730,069	32,829,251	5.52%
International notes	519,538	422,982	5.65%

	$62,056,809	$54,330,889

The following are maturities of notes payable for each of the next five years:

Year Ending December 31,

2008	$44,028,640
2009	8,118,329
2010	5,137,392
2011	2,391,639
2012	2,380,809

$62,056,809

Notes are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. All notes payable are unsecured. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

The Public Offering Notes contain covenants pertaining to a minimum fixed charge coverage ratio, maintenance of a tangible net worth, limitation on issuance of additional notes, and limitations on certain transactions. The Public Offering Note offering requires that the Company maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4,000,000. The Company is not permitted to issue any Public Offering Notes if, after giving effect to such issuance, the Public Offering Notes then outstanding would have an aggregate unpaid balance exceeding $100,000,000. The Company's other indebtedness, as defined in the Loan and Standby Agreement, is not to exceed $10,000,000 outstanding at any time while any Public Offering Note is outstanding. The Company was in compliance with these covenants as of December 31, 2007.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 7.	Notes Payable (Continued)

Historically, most notes payable have been renewed by investors upon maturity. The Company utilizes cash reserves, ready cash proceeds from the purchase of new notes and the ability to draw on lines of credit to fund the redemption of maturing notes that are not renewed by investors.

Note 8.	Public Offerings

In July 2001, the Company registered with the Securities and Exchange Commission (the “SEC”) the sale of $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement authorizing the issuance of up to $50.0 million of such notes.  In April 2003, the Company registered with the SEC the sale of an additional $25.0 million of Alpha Class Notes.  In April 2005, the Company registered with the SEC the sale of up to $50.0 million of a new Alpha Class Notes issue pursuant to a Trust Indenture authorizing the issuance of up to $200.0 million of such notes.  In May 2007, the Company registered with the SEC the sale of an additional $75.0 million of the new Alpha Class Notes. At December 31, 2007 and December 31, 2006, $33.8 million and $21.1 million of these notes were outstanding, respectively.

Note 9.	Preferred Stock

Prior to November 16, 2006, the Company had 5,000 shares of Series A non-voting, non-transferable cumulative preferred stock authorized and 550 such shares outstanding. The liquidation preference of the Series A Preferred Stock was $1,000 per share. Each share was entitled to receive a quarterly cash dividend equal to a percentage of the liquidation preference which percentage equals the greater of 5% per annum or 150 basis points higher than the LIBOR for six months in effect on the last day of the calendar quarter for which the dividend is to be declared.

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

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 9.	Preferred Stock (Continued)

The Class I Preferred Stock is entitled to annual cumulative dividends, payable quarterly, equal to the liquidation preference times a dividend rate of 190 basis points over the 1-year LIBOR rate in effect on the last day of the calendar month in which the dividend is declared.  The Class I Preferred Stock has a liquidation preference of $100 per share; has no other voting rights, except as required under California law; and is subject to redemption for an amount equal to the liquidation preference of each share, plus any accrued and unpaid dividends on such shares, in whole or in part, at the Company's election after December 31, 2007. The resale of our common stock and preferred stock is subject to the Company's first right of refusal to purchase shares proposed to be transferred.  During 2007, the Company purchased 1,100 shares of its Class I Preferred stock from a shareholder, resulting in 88,922 shares of that class of stock outstanding at December 31, 2007.

The Class II Preferred Stock has right preferences and privileges identical to the Class I Preferred Stock, except it is entitled to dividends equal to the liquidation preference of $100 per share times a dividend rate of one percent (1%) per annum, and the holders of the Class I Preferred Stock do not have the right to appoint directors upon the Company's failure to pay dividends.

Note 10.	Income Taxes

The components of the provision for income taxes (benefits) at December 31 are as follows:

	2007	2006
Current:
Federal	$--	$38,620
State	800	14,655
Federal tax carryback	(72,065)	--

	(71,265)	53,275
Deferred:
Federal	(80,929)	(4,395)
State	(53,952)	(355)
Change in valuation allowance	48,929	(6,577)

	(85,952)	(2,537)

Provision for income taxes (benefit)	$(157,217)	$50,738

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 10.	Income Taxes (Continued)

The tax effects of the temporary differences in income and expense items that give rise to deferred taxes (benefits) at December 31 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$51,855	$45,278
Net operating loss carryforward	129,671	--
Contribution carryforward due to tax limitation	28,961	25,449
Interest rate swap	46,451	--
Other	272	4,907

	257,210	75,634
Valuation allowance	(140,658)	(45,278)

	116,552	30,356
Deferred tax liabilities:
Depreciation	(745)	(501)

Net deferred tax asset	$115,807	$29,855

The reason for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2007	2006

Statutory tax rate	34.0%	27.8%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.1	7.8
Valuation allowance	(6.8)	(4.4)
Other, net	0.2	2.8

Effective tax rate	34.5%	34.0%

Note 11.	Retirement Plans

Employees of the Company participate in ECCU's defined contribution plan that includes two components: a 401(k) plan and a profit sharing plan. In addition, until December 31, 2007, certain officers of the Company participated in a Long Term Incentive program through the leased employee arrangement with ECCU.  Effective January 1, 2008, the Company terminated its employee leasing arrangement with ECCU and the Company’s officers no longer participate in ECCU’s defined contribution plan and incentive program.  Employee benefits related to the long term incentive program totaled $80,672 for the year ended December 31, 2007.  No benefits were recorded for the year ended December 31, 2006.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 11.	Retirement Plans (Continued)

401(k)

Employees who are at least 21 years of age are eligible to participate in the 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the percent of which is annually determined by the Board of Directors. Matching contributions for the plan years ended December 31, 2007 and 2006 were $18,470 and $4,574, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 1,000 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Board of Directors, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company's annual contribution. Contributions for the plan years ended December 31, 2007 and 2006 were $23,960 and $11,985, respectively.

Note 12.	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

Cash, Accrued Interest Receivable, Accrued Interest Payable, Dividends Payable

The carrying amounts approximate fair value.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 12.	Fair Value of Financial Instruments (Continued)

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

Lines of Credit

The fair values of the Company’s lines of credit are estimated using discounted cash flows analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Financial Instruments

The fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

Off-Balance Sheet Instruments

The fair value for the Company's loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 12.	Fair Value of Financial Instruments (Continued)

Off-Balance Sheet Instruments  (continued)

The fair value of the Company's financial instruments at December 31, are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash	$2,243,113	$2,243,113	$7,632,759	$7,632,759
Loans	116,309,744	117,905,176	59,713,567	61,227,882
Accrued interest receivable	517,748	517,748	275,106	275,106
Financial liabilities:
Notes payable	62,056,809	62,054,945	54,330,889	54,171,110
Lines of credit	46,300,392	46,300,392	--	--
Accrued interest payable	179,431	179,431	--	--
Dividends payable	143,639	143,639	97,997	97,997
On-balance sheet derivative financial
instruments:
Interest rate swap agreements	112,883	112,883	--	--
Off-balance sheet credit related to
financial instruments:
Commitment to extend credit	--	--	--	45,484

Note 13.         Condensed Financial Statements of Parent Company

Financial information pertaining only to Ministry Partners Investment Corporation is as follows:

Balance Sheets	December 31,
	2007	2006
Assets
Cash	$1,575,219	$7,632,759
Loans, net of allowance for loan losses	54,409,944	59,713,567
Accrued interest receivable	294,412	275,106
Property and equipment, net	23,925	9,450
Investment in MPF	21,595,581	--
Debt issuance costs	666,706	--
Other assets	614,830	17,825

Total assets	$79,180,617	$67,648,707

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 13.          Condensed Financial Statements of Parent Company  (Continued)

Balance Sheets (continued)	December 31,
	2007	2006
Liabilities and stockholders’ equity
Lines of credit	$4,716,455	$--
Notes payable	62,056,809	54,330,889
Accrued interest payable	14,922	--
Other liabilities	482,859	257,309

Total liabilities	67,271,045	54,588,198

Stockholders' equity	11,909,572	13,060,509

Total liabilities and stockholders' equity	$79,180,617	$67,648,707

Statements of Income	Years Ended December 31,
	2007	2006
Income:
Interest income	$4,407,830	$3,132,439
Other income	8,190	233,445

Total income	4,416,020	3,365,884

Interest expense:
Interest on lines of credit	48,275	--
Interest on notes payable	3,223,875	2,385,178

Total interest expense	3,272,150	2,385,178

Other operating expenses	1,725,268	831,662

Income (loss) before provision for income taxes	(581,398)	149,044

Provision for (benefit from) income taxes	(208,736)	50,738

	(372,662)	98,306

Equity in undistributed net income of MPF	73,680	--

Net income (loss)	$(298,982)	$98,306

Ministry Partners Investment Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 13.                      Condensed Financial Statements of Parent Company  (Continued)

Statements of Cash Flows	Years Ended December 31,
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(298,982)	$98,306
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Equity in undistributed net income of MPF	(73,680)	--
Depreciation	2,424	590
Amortization of deferred loan (fees) costs	(99,920)	19,976
Amortization of debt issuance costs	32,757	--
Net change in:
Interest receivable	(19,306)	(111,600)
Other assets	(597,005)	66,167
Other liabilities	240,472	130,047

Net cash provided by (used in) operating activities	(813,240)	203,486

Cash Flows from Investing Activities
Loan purchases and originations	(44,965,627)	(46,258,925)
Loan sales	24,606,452	31,893,028
Loan principal collections, net	4,127,934	563,532
Purchase of property and equipment	(16,899)	--

Net cash used in investing activities	(16,248,140)	(13,802,365)

Cash Flows from Financing Activities
Net borrowing on line of credit	4,716,455	--
Net change in notes payable	7,725,920	7,412,926
Debt issuance costs	(699,463)	--
Net proceeds from issuance of preferred stock	--	10,352,200
Purchase of preferred stock	(110,000)	--
Proceeds from issuance of common stock	--	559,572
Dividends paid on preferred stock	(629,072)	(138,336)

Net cash provided by financing activities	11,003,840	18,186,362

Net increase (decrease) in cash	(6,057,540)	4,587,483

Cash at beginning of year	7,632,759	3,045,276

Cash at end of year	$1,575,219	$7,632,759

Supplemental Disclosures of Cash Flow Information
Transfer of loans to MPF	$21,659,368	$--

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, our Principal  Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal controls over financial reporting include those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in our internal controls over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below are our Directors and Executive officers:

Name	Age	Positions
Mark G. Holbrook	57	Chairman of the Board, Chief Executive Officer
Billy M. Dodson	47	President, Assistant Secretary
Van C. Elliott	70	Secretary, Director
Susan B. Reilly	51	Vice President of Finance and Principal Accounting Officer
Mark A. Johnson	50	Director
Arthur G. Black	69	Director
Shirley M. Bracken	56	Director
Juli Anne S. Callis	55	Director
Jeffrey T. Lauridsen	58	Director
R. Michael Lee	49	Director
Randolph P. Shepard	51	Director
Scott T. Vandeventer	51	Director

The following is a summary of the business experience of our officers and directors during the past five years.

MARK G. HOLBROOK has served as our Chairman since our inception. Mr. Holbrook also serves as President and Chief Executive Officer of ECCU. He began his career with ECCU in 1975 and has served as its President since 1984. ECCU currently has assets under management of over $2.5 billion and more than 10,000 members in 50 states and 100 foreign countries. Mr. Holbrook has served as Board Chairman of Christian Management Association. He received his Bachelor of Arts degree from Biola University in 1973 and has completed post-graduate studies at Chapman College.

BILLY (BILL) M. DODSON became our President on May 8, 2006, and was elected Assistant Secretary in October 2007. Before joining us, he served as Vice President of Sales for California Plan of Church Finance, Inc., a registered broker-dealer starting in August, 2000. While at that company, he managed all aspects of a brokerage operation, which annually distributed to investors between $125 and $175 million of church mortgage bonds. Prior to joining California Plan of Church Finance, Inc., Mr. Dodson served as Pastor for the West Valley Church in Sherwood, Oregon. Mr. Dodson received his Bachelor of Journalism degree from the University of Texas and a Master of Divinity degree from Southwestern Baptist Theological Seminary.  Mr. Dodson also holds numerous securities and insurance licenses, and is a graduate of the Securities Industry Institute at the Wharton School, University of Pennsylvania.

VAN C. ELLIOTT has served as a director since 1991.  He has served as director for ECCU, from April, 1991 until the present (except from March, 1997 to March, 1998 and March, 2004 to March, 2005).  Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association's activities. Since that time, he has been self-employed as a consultant.  He received his Bachelor's and Master's degrees in mathematics and speech from Purdue University and spent seven years in the computer industry.  Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration.  He has completed post-graduate instruction at the College for Financial Planning.  Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.®

SUSAN B. REILLY has served as our Vice President of Finance and Principal Accounting Officer since December, 2007. Prior to joining us, Ms. Reilly served as Controller for Pacific Rim Capital, a private equity investment firm. Before joining that firm in 2007, she was Senior Vice President and Treasurer for East West Bank. Prior to joining East West Bank in 2004, Ms. Reilly served as Treasurer for Catalina Restaurant Group. Before joining that company in 2003, she worked for Parson Consulting Group.

MARK A. JOHNSON has served as a director since our inception. Mr. Johnson also serves as Executive Vice President of ECCU, a position he has held since June, 1993. Prior to joining ECCU, Mr. Johnson served as vice president of a multi-company commercial warehousing/distribution organization and for six years served as president and chief executive officer of a subsidiary of that company. Prior to that, Mr. Johnson served as vice president/branch manager of a Southern California independent bank. Mr. Johnson has a Bachelor of Science degree in Business Administration from Biola University.

ARTHUR G. BLACK has served as a director since 1997. He also currently serves as Chairman of the Board of Directors for Haven Ministries. Mr. Black previously served as Director of Ministry Support for Ambassador Advertising Agency from 1998 to 2007. Prior to joining that firm, he had served as a ministry development officer at ECCU. Mr. Black served as executive vice president of Truth For Life from 1994 to 1996. Truth For Life is a nationally-syndicated radio Bible teaching ministry. He held similar positions with the Biola Hour from 1981 to 1991 and Solid Rock Radio from 1991 to 1993, and he served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. Mr. Black has been in Christian ministry management since 1974. Prior to that, he served in various corporate sales and marketing management positions and was for six years owner/President of two consumer product/service companies. He is a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors. Mr. Black was elected to the Board of Directors to replace the seat previously held by Paul A. Kienel.

SHIRLEY M. BRACKEN has served as a director since June, 2003. Ms. Bracken has since 1997 owned and operated Shirley Bracken Consulting Services, a consulting firm providing services in the areas of communications, funding, development and marketing for non-profit organizations, including schools. Until she resigned to start her consulting business, Ms. Bracken worked for Carl Karcher Enterprises, Inc. of Anaheim, California, which she first joined in 1983. At the time she left, Ms. Bracken served as that Company's Vice-President, Communications/Human Resources. Ms. Bracken holds a BA in Sociology from California State University, Fullerton, and a Masters in Organizational Leadership from Biola University.

JULI ANNE S. CALLIS has served as a director since 2007. She is currently Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services. Prior to her current assignment, Ms. Callis served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Callis served as the Director of Sales for the US Navy Mid Atlantic Region which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid Atlantic States, Europe, Iceland and Bermuda. Ms. Callis received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master's degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D. She also serves as Chair for the Executive Committee of the Open Solutions, Inc. Client Association, and as a Trustee of the International Mission Board of the Southern Baptist Convention.

JEFFREY T. LAURIDSEN has served as a director since October, 2007.  He is an attorney in private practice in Tustin, California. Before establishing his current practice, Mr. Lauridsen served with several other law firms in the Orange County area, as partner and senior associate. Mr. Lauridsen's 17 years of law practice have focused on corporate law, and encompassed both trial and appellate work in diverse areas of law, including Business Litigation, Construction Defect, General Liability, Premises Liability, Products, Medical Malpractice, ERISA, Insurance Coverage, Automobile Liability, Insurance Bad Faith, Employment and Labor Law, Sexual Harassment, Sexual Molestation and others. Prior to entering into the practice of law, Mr. Lauridsen worked as a claim representative in the insurance industry for 19 years. Mr. Lauridsen received his Associate of Arts degree in Political Science from Fullerton College. He received his Bachelor of Science in Law and Juris Doctorate degrees from California Southern Law School. He has served as Elder at Grace Church in Orange, California for 18 years.

R. MICHAEL LEE has served as a director since January, 2008. Mr. Lee currently serves as President,Midwest Region and Chief Membership Officer for Members United Corporate Federal Credit Union. Mr. Lee joined Mid-States Corporate Federal Credit Union in 2005, prior to the merger that created Members United. He has served as Senior Vice President of Sales for Corporate Network eCom, Senior Vice President of Marketing and Member Services at U.S. Central Credit Union, and Senior Vice President, Marketing and Member Services at Corporate One Credit Union, Inc.  Prior to this, he spent 15 years in the insurance industry, serving the needs of business owners. Mr. Lee attended Southern Illinois University, CUNA's Financial Management School, and has completed numerous industry training sessions throughout his career.

RANDOLPH (RANDY) P. SHEPARD has served as a director since January, 2008. Mr. Shepard is currently the Senior Vice President/Investments and Subsidiary Companies of Western Federal Credit Union. Prior to assuming this position in 2003 after the merger of TRW Systems Federal Credit Union and Eastern Federal Credit Union, Mr. Shepard was the Vice President and Chief Financial Officer of Western Federal Credit Union. He attended the University of Redlands and has a Certificate of Executive Management from Claremont Graduate School.

SCOTT T. VANDEVENTER has served as a director since 1992. Mr. Vandeventer has been employed by ECCU since 1988 and is currently serving as its Executive Vice President and Chief Operating Officer. Prior to joining ECCU, Mr. Vandeventer provided consulting services to ECCU and others through AM Business Communications, Inc., a marketing communication company he founded in 1980. Mr. Vandeventer received his Bachelors Degree from Biola University and has completed graduate work in finance and marketing at California State University Fullerton School of Business Administration.

Code of Ethics

We have not adopted a code of ethics which applies to our principal executive officer, principal accounting officer or controller, or persons performing similar functions.  Our Board is currently reviewing our Related Party Transaction Policy and committee charters and plans to adopt a Code of Ethics for its principal officers in 2008.

Audit Committee

Our Board established a standing audit committee in May, 2005, which is comprised of Randolph P. Shepard; Scott T. Vandeventer; and Shirley M. Bracken.  With the exception of Mr. Vandeventer, each member of the Audit Committee is an independent director as defined in our Related Party Transaction Policy.  Mr. Randolph P. Shepard serves as chairman of  the Committee.

The Board has adopted a formal charter for our Audit Committee.  Our Audit committee oversees our corporate accountancy, financial reporting practices and audits of our financial statements.

Audit Committee Financial Expert

Our Board has determined that Mr. Shepard is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

Item 10. EXECUTIVE COMPENSATION

None of our directors currently receives compensation for services rendered as a director. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on our behalf.

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2007 and 2006 by our Principal Executive Officer and President. Mr. Dodson was appointed President by the Board of Directors effective May 8, 2006.

Summary Compensation Table
Annual Compensation

Name and Principal Position	Year Ended	Salary (1)	Bonus (2)	Other Annual Compensation	All Other Compensation (3)
Mark G. Holbrook,	2007	-0-	-0-	-0-	-0-
Chairman, CEO	2006	-0-	-0-	-0-	-0-
Billy M. Dodson,	2007	173,460	68,300	39,655	23,433
President	2006	$99,077	$65,500	-0-	$8,265

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

(2) An aggregate bonus amount of $68,300 and  $65,500 was paid to Mr. Dodson respectively for the Fiscal year 2007 and  2006.

(3) The Company contributed an aggregate amount of $23,433 for Mr. Dodson's 401(k) retirement plan, medical benefits and life and disability insurance.

No options, warrants or other rights to purchase our securities have been issued.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information available to us, as of December 31, 2007, with respect to our common stock owned by each of our executive officers and directors, and by our directors and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our common stock.

Name	Beneficial Ownership	Percentage Owned(1)
Billy M. Dodson 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Mark G. Holbrook 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Mark A. Johnson 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Van C. Elliott 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Arthur G. Black 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Shirley M. Bracken 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Juli Anne S. Callis 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Jeffrey T. Lauridsen 955 W. Imperial Hwy. Brea, CA 92821	--	--%

Name	Beneficial Ownership	Percentage Owned(1)
Scott T. Vandeventer 955 W. Imperial Hwy. Brea, CA 92821	--	--%
All officers and directors as a group	--	--%
Other 5% or greater beneficial owners (seven): Evangelical Christian Credit Union	62,000	42.31%
Financial Partners Credit Union	12,000	8.19%
USA Federal Credit Union	11,905	8.13%
Western Federal Credit Union	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%

 (1)           Based on 146,522 shares of common stock outstanding.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, we purchase participation interests in mortgage loans from ECCU, our largest shareholder.  During the years ended December 31, 2007 and 2006, we purchased $73.3 million and $46.3, respectively, of loans from ECCU.  We recognized interest income on loans purchased from ECCU of $4,135,830 and $3,041,895 during the years ended December 31, 2007 and 2006, respectively.

We maintain cash balances with ECCU.  Total funds held with ECCU at December 31, 2007 and 2006 were $1,482,171 and $1,855,725, respectively.  We earned interest on these cash balances for the years ended December 31, 2007 and 2006 in the amount of $88,725 and $23,601.

Pursuant to an administrative services agreement, we purchase certain professional services from ECCU and we rent our administrative offices from ECCU on a month-to-month basis.  We paid ECCU $177,375 and $151,573 for the years ended December 31, 2007 and 2006, respectively, for these services and facilities.  We negotiate these charges with ECCU based upon the fair market value of such services and rental rates for comparable office space in Brea, California.

For the year ended December 31, 2007, we leased all of our employees from ECCU.  We paid ECCU $885,696 for these personnel expenses in 2007 under our agreement with ECCU, as compared to $404,302 in 2006.  Effective as of January 1, 2008, we terminated our employee leasing arrangement with ECCU.

On October 30, 2007, we completed the BMO Facility as our first warehouse mortgage financing facility.  Our wholly-owned subsidiary, MP Funding, was formed to acquire mortgage loans from us or ECCU.  As part of the BMO Facility, MP Funding entered into a Mortgage Loan Purchase Agreement with ECCU.  For the year ended, MP Funding acquired $40.8 million in mortgage loans from ECCU.  In addition, we purchased $32.5 million in mortgage loans from ECCU in 2007.  ECCU continues to service all mortgage loans that it sells to us or MP Funding under a servicing agreement.  For the year ended December 31, 2007, we paid ECCU a total of $61,406 in servicing fees.

From time to time, ECCU has repurchased mortgage loans from us as part of our liquidity management practices. Although ECCU has accommodated us in responding to such repurchase requests, ECCU is under no contractual obligation to do so.  During the years ended December 31, 2007 and 2006, loans in the amount of $24.6 million and $31.9 million, respectively, were sold back to ECCU.  No gain or loss was recognized on these sales.

As a relocation incentive, on July 11, 2007 our Board of Directors approved the purchase of a residence owned by our President and his wife for $450,000, plus reasonable closing costs incurred in completing the purchase transaction.  On August 7, 2007, we completed the purchase of the residential property.  In January, 2008, we sold the residence and realized a loss of approximately $105,755, including closing costs, for this transaction.

We believe that the terms of each of the transactions referenced above were no less favorable to us than we could have obtained from non-affiliated third parties.  Our Board of Directors has adopted a Related Party Transaction Policy.  Under this policy, a majority of our Board of Directors and majority of our independent directors must approve a material transaction that we enter into with a related party.  As a result, we anticipate that all future transactions that we undertake with an affiliate or related party will be on terms believed by our management to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of our independent directors.

Item 13. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Ministry Partners Investment Corporation (1)
3.2	Bylaws of Ministry Partners Investment Corporation (1)
3.3	Certificate of Amendment to Articles of Incorporation of Ministry Partners Investment Corporation, dated December 11, 2001 (2)
3.4	Certificate of Amendment to Bylaws of Ministry Partners Investment Corporation, dated August 17, 2006 (4)

3.5	Certificate of Amendment to Bylaws of Ministry Partners Investment Corporation, dated August 17, 2006 (4)
3.6	Certificate of Determination of Class I Preferred Stock filed September 6, 2006 (4)
3.7	Amendatory Certificate of Determination for Class I Preferred Stock filed September 25, 2006 (4)
3.8	Amendatory Certificate of Determination for Class I Preferred Stock filed October 26, 2006 (4)
3.9	Certificate of Determination of Class II Preferred Stock filed September 6, 2006 (4)
3.10	Amendatory Certificate of Determination for Class II Preferred Stock filed September 25, 2006 (4)
3.11	Certificate of Amendment to Articles of Incorporation of Ministry Partners Investment Corporation, dated October 30, 2007 (7)
3.12	Certificate of Amendment to Bylaws of Ministry Partners Investment Corporation, dated October 30, 2007 (7)
4.1	Evangelical Christian Credit Union Class Alpha Note Subordination Agreement (2)
4.2	Amendment and Confirmation of Class Alpha Subordination Agreement (2)
4.3	Evangelical Christian Credit Union Subordination Agreement, dated April 20, 2004 (3)
4.4	Evangelical Christian Credit Union Subordination Agreement, dated April 20, 2005 (4)
4.5	$10 Million Committed Line of Credit Facility and Security Agreement, dated October 8, 2007 (5)
4.6	$50 Million CUSO Committed Line of Credit Facility and Security Agreement, dated October 8, 2007 (5)
10.1	Evangelical Christian Credit Union Loan Agreement and Note (3)
10.2	Evangelical Christian Credit Union Loan Agreement and Promissory Note, dated March 28, 2002 (2)
10.3	Evangelical Christian Credit Union Loan Agreement and Promissory Note, dated April 20, 2004 (3)
10.4	Evangelical Christian Credit Union Loan Agreement Extension, dated April 5, 2007 (4)

10.5	Mortgage Loan Purchase Agreement, dated October 30, 2007 between Evangelical Christian Credit Union and Ministry Partners Funding, LLC (8)
10.6	Mortgage Loan Purchase Agreement, dated October 30, 2007 between Ministry Partners Investment Corporation and Ministry Partners Funding, LLC (8)
10.7
Loan, Security and Servicing Agreement, dated October 30, 2007, by and among Ministry Partners Funding, LLC, as Borrower, Fairway Finance Company, LLC, as Lender, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, U.S. Bank National Association, as Custodian and Account Bank, and Lyon Financial Services, Inc., as Back up Servicer (*)

10.8	Promissory Note, dated October 30, 2007, in the amount of $150,000,000 executed by Ministry Partners Funding, LLC to and in favor of Fairway Finance Company, LLC (8)
10.9
Custodial Agreement, dated as of October 30, 2007 by and among Ministry Partners Funding, LLC, as Borrower, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, Lyon Financial Services, Inc., as Back-Up Servicer, and U.S. Bank National Association, as Custodian (8)

10.10
Collection Account Control Agreement, dated as of October 30, 2007 by and among Ministry Partners Funding, LLC, as Borrower, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, and U.S. Bank National Association, as Account Bank (8)

10.11
Reserve Account Control Agreement, dated as of October 30, 2007, by and among Ministry Partners Funding, LLC, as Borrower, BMO Capital Markets Corp., as Agent, and U.S. Bank National Association, as Account Bank (8)

10.12	Residential Purchase Agreement, dated July 1, 2007 by and between Ministry Partners Investment Corporation and Billy M. Dodson (6)
10.13	Employee Lease and Professional Services Agreement, dated January 1, 2007, between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (8)
10.14	Lease Agreement for Office Space, dated as of September 1, 2007, between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (8)
10.15	Equipment Lease, dated as of January 1, 2007, between Evangelical Christian Credit Union and Ministry Partners Investment Corporation (8)
10.16	ISDA Master Agreement, dated as of October 22, 2007, between Ministry Partners Funding, LLC and Bank of Montreal (8)
21.1	List of Subsidiaries (8)

23.1	Consent of Hutchinson and Bloodgood LLP (8)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (8)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (8)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
 _____________________________

*	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to Registration Statement on Form SB-2 filed by the Company on November 19, 1997 (Accession No. 0000944130-97-000025), as amended
(2)	Incorporated by reference to Registration Statement on Form SB-2 filed by the Company on May 24, 2001 (Accession No. 0000944130-01-500010), as amended
(3)	Incorporated by reference to Registration Statement on Form SB-2 filed by the Company on February 2, 2005 (Accession No. 0000944130-05-000002), as amended
(4)	Incorporated by reference to Registration Statement on Form SB-2 filed by the Company on April 10, 2007 (Accession No. 0000944130-07-000066), as amended
(5)	Incorporated by reference to the Report on Form 8-K filed by the Company on October 15, 2007 (Accession No. 0000944130-07-000031), as amended
(6)	Incorporated by reference to the Report on Form 10-QSB filed by the Company on November 16, 2007 (Accession No. 0001408651-07-000170), as amended
(7)	Incorporated by reference to the Report on Form 8-K filed by the Company on November 26, 2007 (Accession No. 0001408651-07-000194)
(8)	Filed herewith

Reports on Form 8-K:

None

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the year ended December 31, 2006 and December 31, 2007 were as follows:

	2007	2006
Audit fees	$74,000	$50,700
Tax fees	16,000	5,600
All other fees	11,000	19,700
Total	$101,000	$76,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 11, 2008

MINISTRY PARTNERS INVESTMENT
CORPORATION

By: /s/ Billy M. Dodson
Billy M. Dodson,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on April 11, 2008.

Each of the undersigned hereby constitutes and appoints Billy M. Dodson and Susan B. Reilly as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Billy M. Dodson	President

/s/ Susan B. Reilly	Principal Accounting Officer

/s/ Mark G. Holbrook	Chairman of the Board, Chief
Executive Officer

/s/ Van C. Elliott	Secretary, Director

/s/ Mark A. Johnson	Director

/s/ Arthur G. Black	Director

/s/ Shirley M. Bracken	Director

/s/ Juli Anne S. Callis	Director

/s/ Jeffrey T. Lauridsen	Director

/s/ R. Michael Lee	Director

/s/ Randolph P. Shepard	Director