Form 10KSB/A
period 2007-12-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2008-05-06
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A (Mark One)
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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $4,940,789.  The issuer has sold no common equity within the past sixty days and there is no public market for the issuer’s common stock.  Based upon the most recent sale of common stock by the issuer, the aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2008, was $1,809,572.  The number of shares of the issuer’s outstanding common stock, as of March 30, 2008, was 146,522 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☑

EXPLANATORY NOTE

Ministry Partners Investment Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 11, 2008 (the “Original Report”) solely to correct typographical errors presented in Item 7 of Form 10-KSB relating to the table entitled “Consolidated Statements of Stockholders’ Equity,” “Consolidated Balance Sheets,” and Note 7 of the Notes to the Consolidated Financial Statements.

Except for the items referred to above, this Amendment No. 1 on Form 10-KSB/A does not change our previously reported financial statements or any of the other disclosures set forth in the Original Report.  We have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report.  Accordingly, this Amendment No. 1 should be read in conjunction with our Original Report.

Item 7 of Form 10-KSB is hereby amended and restated as follows:

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

Ministry Partners Investment Corporation and Subsidiary

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock
					Retained	Accumulated
					Earnings	Other
	Number of		Number of		(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit)	Loss	Total

Balance, December 31, 2005	550	$550,000	125,000	$1,250,000	$388,767	$--	$2,188,767
Issuance of Class I preferred stock	90,022	9,002,200	--	--	--	--	9,002,200
Issuance of Class II preferred stock	19,000	1,900,000	--	--	--	--	1,900,000
Exchange of Series A preferred stock for
Class I preferred
stock in exchange for
Series A preferred stock	(550)	(550,000)	--	--	--	--	(550,000)
Issuance of common stock	--	--	21,522	559,572	--	--	559,572
Net income	--	--	--	--	98,306	--	98,306
Dividends on preferred stock	--	--	--	--	(138,336)	--	(138,336)

Balance, December 31, 2006	109,022	10,902,200	146,522	1,809,572	348,737	--	13,060,509
Purchase of Class I
preferred stock	(1,100)	(110,000)	--	--	--	--	(110,000)
Net loss	--	--	--	--	(298,982)	--	(298,982)
Change in value of interest rate swap	--	--	--	--	--	(112,883)	(112,883)
Dividends on preferred stock	--	--	--	--	(629,072)	--	(629,072)

Balance, December 31, 2007	107,922	$10,792,200	146,522	$1,809,572	$(579,317)	$(112,883)	$11,909,572

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

Dated:  May 5, 2008

MINISTRY PARTNERS INVESTMENT
CORPORATION

By: /s/ Billy M. Dodson
Billy M. Dodson,
President