Form 10-Q
period 2008-03-31
MINISTRY PARTNERS INVESTMENT CORP
filed 2008-05-14
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from _____ to _____

333-4028la
(Commission file No.)

MINISTRY PARTNERS INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization	33-0489154 (I.R.S. employer identification no.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

At March 31, 2008, registrant had issued and outstanding 146,522 shares of its common stock, no par value. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

MINISTRY PARTNERS INVESTMENT CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2008 AND DECEMBER 31, 2007
 (Dollars in Thousands Except Share Data)
	2008	2007
Assets:	(Unaudited)

Cash	$14,503	$2,243

Loans receivable, net of allowance for loan losses of $141 and $126 as of March 31, 2008 and December 31, 2007, respectively	131,187	116,310

Accrued interest receivable	675	518

Property and equipment	24	24

Debt issuance costs	1,262	1,340

Other assets	232	649

Total assets	$147,883	$121,084

Liabilities and Stockholders’ Equity

Liabilities:

Lines of credit	$71,861	$46,300

Notes payable	63,667	62,057

Accrued interest payable	256	180

Other liabilities	956	638

Total liabilities	136,740	109,175

Stockholders' Equity:

Class I preferred stock, 100,000 shares authorized; 88,422 shares and 88,922 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively, no par value (liquidation preference value of $100 per share)	8,842	8,892

Class II preferred stock, 75,000 shares authorized; 19,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, no par value (liquidation preference value of $100 per share)	1,900	1,900

Common stock, 10,000,000 shares authorized; 146,522 shares issued and outstanding at March 31, 2008 and December 31, 2007; no par value	1,809	1,809

Accumulated deficit	(859)	(579)

Accumulated other comprehensive loss	(549)	(113)

Total stockholders' equity	11,143	11,909

Total liabilities and stockholders' equity	$147,883	$121,084

 The accompanying notes are an integral part of these financial statements

 MINISTRY PARTNERS INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)
	Three Months Ended March 31,
	2008	2007
Interest income:

Interest on loans	$2,135	$973

Interest on interest-bearing accounts	44	97

Total interest income	2,179	1,070

Interest expense:

Line of credit	859	--

Notes payable	822	752

Net interest income	498	318

Provision for loan losses	15	--

Net interest income after provision for loan losses	483	318

Non-interest income	3	32

Non-interest expenses:

Salaries and benefits	216	254

Marketing and promotion	3	14

Office operations	315	66

Legal and accounting	130	55

Total non-interest expenses	664	389

Loss before taxes	(178)	(39)

Provision (benefit) for income taxes	--	--

Net loss	$(178)	$(39)

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
(Dollars in Thousands)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(178)	$(39)

Adjustments to reconcile net loss to net cash provided (used) by operation activities:

Depreciation	2	--

Amortization of deferred loan (fees) costs	(11)	(13)

Amortization of debt issuance costs	96	--

Provision for loan losses	15	--

Changes in:

Deferred income tax benefit	--	(3)

Accrued interest receivable	(157)	(65)

Other assets	418	(46)

Other liabilities	(42)	3

Net cash provided (used) by operating activities	143	(163)

CASH FLOWS FROM INVESTING ACTIVITIES:

Loan purchases	(18,357)	(4,304)

Loan sales	--	898

Loan principal collections, net	3,476	210

Purchase of property and equipment	(2)	--

Net cash used by investing activities	(14,883)	(3,196)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowing on line of credit	25,561	--

Net changes in notes payable	1,610	4,194

Debt issuance costs	(18)	--

Net proceeds from issuance of preferred stock	--	--

Purchase of preferred stock	(50)	(110)

Proceeds from issuance of common stock	--	--

Dividends paid on preferred stock	(103)	(161)

Net cash provided by financing activities	27,000	3,923

Net increase in cash and cash equivalents	$12,260	$563

Cash and cash equivalents at beginning of period	2,243	7,633

Cash and cash equivalents at end of period	$14,503	$8,196

Supplemental disclosures of cash flow information

Interest paid	$1,605	$752

Income taxes paid	--	40

The accompanying notes are an integral part of these financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS

The accounting and financial reporting policies of Ministry Partners Investment Corporation (the “Company”, “we”, or “our”) and its wholly-owned subsidiary, Ministry Partners Funding, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2007 annual report filed on Form 10-KSB.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

The Company was incorporated in California in 1991 and is owned by a group of 11 federal and state chartered credit unions, none of which owns a majority of the voting common stock of the Company.  The Company’s offices are located in Brea, California.  We provide funds for real property secured loans for the benefit of evangelical churches and church organizations.  We fund our operations primarily through the sale of debt and equity securities and through other borrowings.  Most of our loans are purchased from our largest shareholder, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. We also originate church and ministry loans independently.  In 2007, we created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), which purchases and warehouses church and ministry mortgages from us and ECCU for later securitization.  MPF has not yet securitized any of its loans.  Nearly all of our business and operations currently are conducted in California and our mortgage loan investments are concentrated in California.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MPF.   All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash

We maintain deposit accounts with other institutions with balances that may exceed federally insured limits. We have not experienced any losses in such accounts.

We are required to maintain certain balances on hand in conjunction with our borrowing arrangement as disclosed in Note 4.

Interest Rate Swap Agreements

For asset/liability management purposes, we use interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments that convert a portion of  our variable-rate debt to a fixed rate (cash flow hedge), and convert a portion of our fixed-rate loans to a variable rate (fair value hedge).

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

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing us to risk.  Those derivative financial instruments that do not meet specified hedging criteria would be recorded at fair value with changes in fair value recorded in income.  If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled, or classified as a trading activity.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges of assets and liabilities are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Debt Issuance Costs

Debt issuance costs, included in other assets on our consolidated balance sheet at March 31, 2008 and December 31, 2007, are related to a public offering of our unsecured notes, and are amortized over a two-year period.

Loans Receivable

Interest income on loans receivable is recognized over the term of the loans and is generally computed using the simple interest method.

Effect of New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of SFAS Statement No. 109). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the consolidated financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 in 2007 did not have an impact on our consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Upon adoption of FASB Statement No. 157, we will be required to expand disclosures about the use of fair value and the method used to measure fair value.  FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of FASB Statement No. 157 did not have a material impact on our consolidated financial statements.

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

2.  Related Party Transactions

We maintain most of our cash funds at ECCU. Total funds held with ECCU were $13.1 million and $1.5 million at March 31, 2008 and December 31, 2007, respectively. Interest earned on funds held with ECCU totaled $35.6 thousand and $22.4 thousand for the three months ended March 31, 2008 and 2007, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $39.8 thousand and $44.6 thousand for the three months ended March 31, 2008 and 2007, respectively, were made for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Our management believes that such method is reasonable.

On August 7, 2007, we formed MPF, a Delaware limited liability company, as a wholly-owned subsidiary.  As a limited purpose entity, MPF was formed to purchase church mortgage loans that will be originated by us or ECCU, and serviced by ECCU.  MPF was formed to serve as a financing vehicle that will purchase qualifying church mortgage loans pending the consummation of a securitization transaction that will enable such loans to be accumulated and sold to investors through the purchase of an interest in a securities instrument.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU and a mortgage loan purchase agreement entered into by and between MPF and ECCU in 2007, we purchased $12.4 million and $4.3 million of loans from ECCU during the three months ended March 31, 2008 and 2007, respectively.  This includes $11.1 million purchased by MPF during the three months ended March 31, 2008.  We recognized $1.7 million and $1.0 million of interest income on loans purchased from ECCU during the three months ended March 31, 2008 and 2007, respectively.  ECCU retains the servicing rights on loans it sells to us or MPF.  We paid loan servicing fees to ECCU of $154.6 thousand in the three months ended March 31, 2008.

As part of our liquidity management practices,  from time to time we have asked ECCU to repurchase some of our mortgage loan investments in order to provide short-term liquidity. Although ECCU has from time to time accommodated us in responding to such requests, ECCU is under no obligation to continue this practice. During the three months ended March 31, 2007, loans in the amount of $898 thousand were sold back to ECCU. No gain or loss was incurred on these sales.  No loans were sold back to ECCU during the three months ended March 31, 2008.

On October 12, 2007, we entered into a revolving line of credit arrangement under a note and security agreement with Members United Corporate Federal Credit Union, Warrenville, Illinois federally chartered credit union (“Members United”).  Pursuant to this loan arrangement, we may borrow up to $50,000,000 in funds secured by mortgage loan investments.  On December 14, 2007, our Board of Directors appointed R. Michael Lee to serve as a company director.  Mr. Lee serves as Chief Membership Officer of Members United.  As of March 31, 2008, the balance on our revolving line of credit with Members United was $19.2 million.

The Members United $50,000,000 revolving line of credit agreement was made in the ordinary course of business, contains substantially the same terms, including interest rates and collateral, as those prevailing for comparable loans made to borrowers that were not related to Members United.  In addition, we believe that our Members United revolving loan arrangement did not involve more than a normal risk of collectibility or present other unfavorable features.

3.  Loans Receivable and Allowance for Loan Losses

We originate church loans, participate in church loans made by ECCU, and also purchase entire church loans from ECCU. Interest rates on the loans range from 5.00% to 8.75%, yielding a weighted average of 6.83% as of March 31, 2008, compared to a weighted average yield of 6.45% as of March 31, 2007. ECCU services these loans, charging a service fee to us.

An allowance for loan losses of $141 thousand as of March 31, 2008 and $126 thousand as of December 31, 2007, has been established for loans receivable. We have not experienced a loan loss and, as of March 31, 2008, none of our loans are impaired or past due over 90 days.  We believe that  all of our loans are adequately secured and that the allowance for loan losses is appropriate.

4.  Lines of Credit

Until October 12, 2007, we maintained a $5,000,000 unsecured line of credit with ECCU.  The line of credit expired on October 12, 2007, and we did not seek to renew it. There were no outstanding borrowings on this line as of March 31, 2008 and December 31, 2007 and no interest expense on this line was incurred in 2008 or 2007.

On October 12, 2007, we entered into two note and security agreements with Members United. Members United is a federally chartered credit union located in Warrenville, Illinois, which provides financial services to member credit unions. One note and security agreement is for a secured $10 million revolving line of credit, which we refer to as the “$10 Million LOC,” and the other is for a secured $50 million revolving line of credit, which we refer to as the “$50 Million CUSO Line.” Both credit facilities are secured by certain mortgage loans. We intend to use the $10 Million LOC for short-term liquidity purposes and the $50 Million CUSO Line for mortgage loan investments. We may use proceeds from either loan to service other debt securities.

Funds drawn on the $10 Million LOC constitute a loan payable one year from the date of funding. This loan bears interest payable monthly at the floating rate set by Members United. This credit facility expires on September 1, 2008. On February 22, 2008, we borrowed $500,000 from Members United on this line of credit and paid off the balance of the line in March, 2008.  As of March 31, 2008, there is no outstanding balance on the $10 Million LOC. The $10 Million LOC was not drawn upon in 2007.

We may draw funds on the $50 Million CUSO Line at any time during the one year draw period. This loan requires interest-only payments during the draw period at the fixed offered rate set by Members United, or at a variable rate indexed to the Federal Funds rate at our option. After the one-year draw period expires, the then outstanding balance on the line will be paid in monthly installments over a 5-year period based on a 30-year amortization at a rate of interest to be set by Members United at the time the loan is converted. We may borrow, repay and re-borrow under the line up to the expiration date of September 1, 2012. As of March 31, 2008, the balance on the $50 Million CUSO Line was $19.2 million, and the rate on the line was 3.75%.  As of December 31, 2007, the balance on the $50 Million CUSO line was $4.7 million, and the rate on the line was 4.87%.

We have requested that the $50 Million CUSO Line with Members United be increased to $100 million and we received approval for this increase on May 6, 2008.  We expect to execute a replacement note and security agreement later in May, 2008.

Both credit facilities are recourse obligations secured by designated mortgage loans. We must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of March 31, 2008 and December 31, 2007, approximately $77.2 million and $5.2 million of loans, respectively, were pledged as collateral for the $50 Million CUSO Line. We have the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and our other debt, and to provide Members United with current financial statements and reports.

On October 30, 2007, MPF entered into a Loan Sale, Security, and Servicing agreement with BMO Capital Markets Group, as agent (“BMO Capital”) and Fairway Finance Company, its subsidiary, as lender.  The agreement provides for, among other things, a $150,000,000 line of credit for the purpose of purchasing and warehousing loans for later securitization.  As of March 31, 2008 and December 31, 2007, the balance on the BMO Capital line of credit was $52.6 million and $41.6 million, respectively. The interest rate on the amount outstanding as of March 31, 2008 and December 31, 2007 was 4.61% and 5.64%, respectively.  Interest payments are due monthly at the rate at which the lender issues commercial paper plus 0.90%.  The principal balance is due on October 30, 2010, subject to annual renewal.  The line is secured by a first priority interest in eligible receivables of MPF, as defined in the loan agreement.  Under the terms of this facility, we must maintain the greater of (i) a minimum borrowing equity of $20 million, or (ii) a 75% maximum loan to asset ratio relative to the balance of eligible mortgage loans, as adjusted for certain concentration limits. At March 31, 2008 and December 31, 2007, all of MPF’s $72.6 million and $62.8 million of loans receivable, respectively, were pledged as collateral for the BMO Capital line. The restricted cash maintained by MPF related to this line was $197 thousand at March 31, 2008 and $84 thousand at December 31, 2007.

5.  Notes Payable

We have the following unsecured notes payable at March 31, 2008 (dollars in thousands):

		Weighted Average Interest Rate

Special Offering	$22,702	5.28%
International Offering	498	5.72%
National Alpha Offering (Note 6)	40,467	5.39%
Total	$63,667	5.36%

Future maturities during the twelve months ended March 31 are as follows (dollars in thousands):

2009	$43,996

2010	9,382

2011	4,732

2012	2,592

2013	2,965
$63,667

The National Alpha Offering notes referenced in the table above have been registered in public offerings pursuant to registration statements filed with the U.S. Securities and Exchange Commission (the “Alpha Class Notes”).  All Alpha Class Notes are unsecured obligation and pay interest at stated spreads over an index rate that is adjusted every month.  Interest can be reinvested or paid at the investor’s option.

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not to exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of March 31, 2008 and December 31, 2007.  Effective April 18, 2008, we have discontinued the sale of our Alpha Class Notes.

Historically, most of our unsecured notes have been renewed by investors upon maturity.  Because we have discontinued our sale of Alpha Class Notes effective as of April 18, 2008, all holders of such notes that mature in the future may reinvest such sums by purchasing Class A Notes that have been registered with the Securities and Exchange Commission (see Note 6 below).  For matured notes that are not renewed, we fund the redemption in part through proceeds from the repayment of loans, as well as by issuing new notes payable and drawing on our $10 Million LOC with Members United.

6.  National Offering

In July 2001, we registered with the U.S. Securities and Exchange Commission (the “SEC”) $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement which authorized the issuance of up to $50.0 million of such notes.  In April 2003, we registered with the SEC an additional $25.0 million of Alpha Class Notes.  In April 2005, we registered with the SEC $50.0 million of new Alpha Class Notes issued pursuant to a Trust Indenture which authorized the issuance of up to $200.0 million of such notes.  In May 2007, we registered with the SEC an additional $75.0 million of the new Alpha Class Notes. At March 31, 2008 and December 31, 2007, $30.6 million and $33.8 million of these Alpha Class notes were outstanding, respectively.

In April 2008, we registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and variable series.  This is a "best efforts" offering and is expected to continue through April 30, 2010.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates we pay on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average SWAP rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rate we pay on the Variable Series Notes is determined by reference to the Variable Index in effect on the date the interest rate is set and bear  interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  The Variable Index is defined under the Class A Notes as the then current interest rate reported by the Federal Reserve Board for three month financial commercial paper having a term that corresponds to the Variable Series Rate being purchased.  The Notes were issued under a Trust Indenture between us and U.S. Bank National Association (“US Bank”).  The Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.

7.  Interest Rate Swap Agreements

We have stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent a direct credit exposure for us under the interest rate swap agreements which we have entered into.  Our direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such differences, which represent the fair value of the derivative instruments, are reflected on our balance sheet as other assets and other liabilities.

We are exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  We control the credit risk of our financial contracts through credit approvals, limits and monitoring procedures, and do not expect any counterparties to fail their obligations.  We deal only with primary dealers.

Derivative instruments are generally either negotiated over-the-counter (“OTC”) contracts or standardized contracts executed on a recognized exchange.  Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.

Risk Management Policies – Hedging Instruments

The primary focus of our asset/liability management program is to monitor the sensitivity of our net portfolio value and net income under varying interest rate scenarios to take steps to control its risks.  On a quarterly basis, we simulate the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation.  The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period.  Based upon the outcome of the simulation analysis, we consider the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates.  We evaluate the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

Interest Rate Risk Management – Cash Flow Hedging Instruments

We use long-term variable rate debt as a source of funds for use in our lending and investment activities and other general business purposes.  These debt obligations expose us to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  We believe it is prudent to limit the variability of a portion of our interest payment obligations and, therefore, generally hedge a portion of our variable-rate interest payments.  To meet this objective, we enter into interest rate swap agreements whereby we receive variable interest rate payments and agree to make fixed interest rate payments during the contract period.

At March 31, 2008, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$52,477
Weighted average pay rate	4.10%
Weighted average receive rate	2.78%
Weighted average maturity in years	.56
Unrealized loss relating to interest rate swaps	$549

These agreements provide for us to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”)) in exchange for making payments at a fixed rate. This rate was 2.703% and 4.996% at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008, the unrealized loss relating to interest rate swaps was recorded in other liabilities.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  The net amount of other comprehensive income reclassified into interest expense during the three months ended March 31, 2008 was $91 thousand.

Risk management results for the three months ended March 31, 2008 related to the balance sheet hedging of long-term debt indicate that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of March 31, 2008, approximately $549 thousand of losses reported in other comprehensive income related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the year ending December 31, 2008.

8.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $8.1 million at March 31, 2008 and $8.9 million at December 31, 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements regarding Ministry Partners Investment Corporation and its wholly-owned subsidiary, Ministry Partners Funding, LLC, including, without limitation, statements regarding the Company’s expectations with respect to revenue, credit losses, levels of non-performing assets, expenses, earnings and other measures of financial performance.  Statements that are not statements of historical facts may be deemed to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management.

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  The following risk factors, among others, could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements:

•	we are a highly leveraged company and our indebtedness could adversely affect our financial condition and business;

•
we depend on the sale of our debt securities to finance our business and have relied on the renewals or reinvestments made by our holders of debt securities when their debt securities mature to fund our business;

•	we need to raise additional capital to fund and implement our business plan;

•	we rely upon our largest shareholder to originate profitable church and ministry related mortgage loans and service such loans;

•
because we rely on credit facilities collateralized by church mortgage loans that we acquire, disruptions in the credit markets, financial markets and economic conditions that adversely impact the value of church mortgage loans can negatively affect our financial condition and performance;

•
we are required to comply with certain covenants and restrictions in our lines of credit and our financing facility that, if not met, could trigger repayment obligations of the outstanding principal balance on short notice; and

•
we are subject to credit risk due to default or non-performance of the churches or ministries that have entered into mortgage loans and counterparties that we enter into an interest rate swap agreement with to manage our cash flow requirements.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Corporation and its wholly-owned subsidiary, Ministry Partners Funding, LLC.

OVERVIEW

We were incorporated in 1991 as a credit union service organization and we invest in and originate mortgage loans made to evangelical churches, ministries, schools and colleges.  Our loan investments are generally secured by a first mortgage lien on properties owned and occupied by churches, schools, colleges and ministries.

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2008 and March 31, 2007 and should be read in conjunction with the financial statements and the accompanying Notes thereto.

Results of Operations

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

During the three months ended March 31, 2008, we had a net loss of $178 thousand as compared to a net loss of $39 thousand for the three months ended March 31, 2007. This increase is attributable primarily to an increase in office operations expenses as well as increased legal and accounting expenses over the same period last year.  Net interest income after provision for loan losses increased to $483 thousand, an increase of $180 thousand, or 52%, from $318 thousand for the three months ended March 31, 2007.  This increase is attributable primarily to an increase in the size of the loan portfolio.  Our cost of funds (i.e., interest expense) increased to $1.7 million, an increase of $929 thousand or 124%, for the three months ended March 31, 2008, as compared to $752 thousand for the three months ended March 31, 2007.  This is due primarily to an increase in our line of credit borrowings.

Our operating expenses for the three months ended March 31, 2008 increased to $664 thousand from $389 thousand for the same period ended March 31, 2007, an increase of 71%. The increase was caused primarily by an increase of $249 thousand, or 377%, in office operations expense due to the growth of the business and an increase in servicing and underwriting expenses paid to ECCU. The increase is also attributable to an increase in legal and audit expenses due to increased legal and audit work related to the annual report.

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

 The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)

	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$5,023	$44	3.50%	$7,998	$97	4.85%
Total loans [1]	122,994	2,135	6.90%	59,243	973	6.57%
Total interest-earning assets	128,017	2,179	6.77%	67,241	1,070	6.36%

Liabilities:
Public offering notes – Alpha Class	37,869	508	5.36%	21,028	286	5.43%
Special offering notes	23,716	307	5.17%	32,851	460	5.60%
International notes	502	7	5.68%	460	6	5.54%
Other	55,192	859	6.23%	--	--	--

Total interest-bearing liabilities	$117,279	1,681	5.73%	$54,339	752	5.53%

Net interest income		$498			$318
Net interest margin [2]			1.56%			1.92%

[1] Loans are gross, which excludes the allowance for loan losses, and net of deferred fees.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $128.0 million during the three months ended March 31, 2008, from $67.2 million during the same period in 2007, an increase of $60.8 million or 90%. The average yield on these assets increased to 6.77% for the three months ended March 31, 2008 from 6.36% for the three months ended March 31, 2007. This average yield increase was related to higher rates on new loan volume. Average interest-bearing liabilities, consisting of notes payable, increased to $117.3 million during the three months ended March 31, 2008, from $54.3 million during the same period in 2007. The average rate paid on these notes increased to 5.73% for the three months ended March 31, 2008, from 5.53% for the same period in 2007. The increase in the rate paid on interest-bearing liabilities was primarily the result of an increase in our line of credit borrowings, which bear interest at an average rate of 6.23%.

Net interest income for the three months ended March 31, 2008, was $498 thousand, which was an increase of $180 thousand, or 57% for the same period in 2007. The net interest margin decreased 40 basis points to 1.56% for the quarter ended March 31, 2008, compared to 1.92% for the quarter ended March 31, 2007. The decrease in the net interest margin was the result of high rates on other borrowings, including our line of credit, as well as an increase in total interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2008 vs. 2007
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	($30)	($23)	($53)
Total loans	1,097	52	1,149
	1,067	29	1,096

Increase (Decrease) in Interest Expense:
Public offering notes – Alpha Class	225	(4)	221
Special offering notes	(120)	(32)	(152)
International notes	1	--	1
Other	859	--	859
	965	(36)	929
Change in net interest income	$102	$65	$167

Liquidity and Capital Resources

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

The net increase in cash during the three months ending March 31, 2008 was $12.3 million, compared to a net increase of $563 thousand for the three months ended March 31, 2007, an increase of $11.7 million. Net cash provided by operating activities totaled $144 thousand for the three months ended March 31, 2008, compared to net cash used in operating activities of $163 thousand for the same period in 2007. This difference is attributable primarily to a decrease in other assets and an increase in amortization of debt issuance costs over the same period in 2007.  Changes in cash flow resulting from an increase in other assets for the quarter ended March 31, 2008 was $418 thousand, as compared to cash used in the purchase of other assets of $46 thousand for the same period in 2007.  This increase was primarily due to the sale of a residence that was purchased in 2007 from our President as part of a relocation incentive agreement.

Net cash used in investing activities totaled $14.9 million during the three months ended March 31, 2008, compared to $3.2 million used during the three months ended March 31, 2007, an increase in cash used of $11.7 million. This increase is primarily attributable to an increase in loan purchases and originations.

Net cash provided by financing activities totaled $27.0 million for this three month period ended March 31, 2008, an increase of $23.1 million or 589%, from $3.9 million provided by financing activities during the three months ended March 31, 2007. This difference is attributable to an increase in net borrowings on our line of credit.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt holders when the notes that they hold mature.  During the year ended December 31, 2007, 73% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.  During the three months ended March 31, 2008, our investors renewed their debt securities investments at a 73% rate.

At March 31, 2008, our cash, which includes cash reserves and cash available for investment in the mortgage loans, was $14.5 million, an increase of $12.3 million from $2.2 million at December 31, 2007.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2008.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Exchange Act is accumulated and communicated to our management, including the President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred in the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this Report, there is no material litigation, threatened or pending, against us. Our management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving us.

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

Dated: May 14, 2008

MINISTRY PARTNERS INVESTMENT
CORPORATION

(Registrant)	By: /s/ Susan B. Reilly
Susan B. Reilly,
Principal Accounting Officer