Form 10-Q
period 2008-06-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2008-08-14
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of  “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

At June 30, 2008, registrant had issued and outstanding 146,522 shares of its common stock, no par value. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

MINISTRY PARTNERS INVESTMENT CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
 (Dollars in Thousands Except Share Data)
	2008	2007
	(Unaudited)
Assets:

Cash	$12,225	$2,243

Loans receivable, net of allowance for loan losses of $237 and $126 as of June 30, 2008 and December 31, 2007, respectively	221,115	116,310

Accrued interest receivable	1,046	518

Property and equipment	22	24

Debt issuance costs	1,179	1,340

Other assets	320	649

Total assets	$235,907	$121,084

Liabilities and Stockholders’ Equity

Liabilities:

Lines of credit	$153,661	$46,300

Notes payable	69,768	62,057

Accrued interest payable	390	180

Other liabilities	691	638

Total liabilities	224,510	109,175

Stockholders' Equity:

Class I preferred stock, 100,000 shares authorized; 88,422 shares and 88,922 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively, no par value (liquidation preference value of $100 per share)	8,842	8,892

Class II preferred stock, 75,000 shares authorized; 19,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, no par value (liquidation preference value of $100 per share)	1,900	1,900

Common stock, 10,000,000 shares authorized; 146,522 shares issued and outstanding at June 30, 2008 and December 31, 2007; no par value	1,809	1,809

Accumulated deficit	(883)	(579)

Accumulated other comprehensive loss	(271)	(113)

Total stockholders' equity	11,397	11,909

Total liabilities and stockholders' equity	$235,907	$121,084
 The accompanying notes are an integral part of these consolidated financial statements

 MINISTRY PARTNERS INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income:

Interest on loans	$2,996	$1,024	$5,131	$1,997

Interest on interest-bearing accounts	108	86	152	183

Total interest income	3,104	1,110	5,283	2,180

Interest expense:

Lines of credit	1,363	4	2,222	4

Notes payable	877	787	1,699	1,539

Total interest expense	2,240	791	3,921	1,543

Net interest income	864	319	1,362	637

Provision for loan losses	96	--	111	--

Net interest income after provision for loan losses	768	319	1,251	637

Non-interest income	28	45	31	77

Non-interest expenses:

Salaries and benefits	277	202	493	456

Marketing and promotion	5	30	8	44

Office operations	283	60	598	127

Legal and accounting	133	57	263	111

Total non-interest expenses	698	349	1,362	738

Income (loss) before provision (benefit) for income taxes	98	15	(80)	(24)

Provision (benefit) for income taxes	--	--	--	--

Net income (loss)	$98	$15	$(80)	$(24)

The accompanying notes are an integral part of these consolidated financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)
(Dollars in Thousands)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(80)	$(24)

Adjustments to reconcile net (loss) to net cash provided (used) by operation activities:

Depreciation	2	--

Amortization of deferred loan fees	(24)	(27)

Amortization of debt issuance costs	198	--

Provision for loan losses	111	--

Changes in:

Deferred income tax benefit	--	(18)

Accrued interest receivable	(528)	(19)

Other assets	329	(56)

Other liabilities	105	88

Net cash provided (used) by operating activities	113	(57)

CASH FLOWS FROM INVESTING ACTIVITIES:

Loan purchases	(126,935)	(20,383)

Loan sales	--	14,201

Loan principal collections, net	22,043	2,589

Net cash used by investing activities	(104,892)	(3,593)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowing on lines of credit	107,361	--

Net changes in notes payable	7,711	4,070

Debt issuance costs	(37)	--

Purchase of preferred stock	(50)	(110)

Dividends paid on preferred stock	(224)	(329)

Net cash provided by financing activities	114,761	3,631

Net increase (decrease) in cash	$9,982	$(19)

Cash at beginning of period	2,243	7,633

Cash at end of period	$12,225	$7,614

Supplemental disclosures of cash flow information

Interest paid	$3,710	$1,544

Income taxes paid	$--	$56

The accompanying notes are an integral part of these consolidated financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS

The accounting and financial reporting policies of Ministry Partners Investment Corporation (the “Company”, “we”, or “our”) and its wholly-owned subsidiary, Ministry Partners Funding, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  Such financial statements do not include all the information or footnotes necessary for a complete presentation.  A more detailed description of our accounting policies is included in our 2007 annual report filed on Form 10-KSB.  There have been no changes made to our significant accounting policies subsequent to December 31, 2007.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

1.  Summary of Significant Accounting Policies

Nature of Business

The Company was incorporated in California in 1991 and is owned by a group of 11 federal and state chartered credit unions, none of which owns a majority of the voting common stock of the Company.  Our offices are located in Brea, California.  We provide funds for real property secured loans for the benefit of evangelical churches and church organizations.  We fund our operations primarily through the sale of debt and equity securities and through other borrowings.  Most of our loans are purchased from our largest shareholder, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. We also originate church and ministry loans independently.  In 2007, we created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), which purchases and warehouses church and ministry mortgages from us and ECCU for later securitization.  MPF has not yet securitized any of its loans.  Nearly all of our business and operations currently are conducted in California and our mortgage loan investments are concentrated in California.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, MPF.   All significant inter-company balances and transactions have been eliminated in consolidation.

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

Debt Issuance Costs

Debt issuance costs, included in other assets on our consolidated balance sheets at June 30, 2008 and December 31, 2007, are related to a public offering of our unsecured notes, and are amortized over a two-year period.

Loans Receivable

Interest income on loans receivable is recognized over the term of the loans and is generally computed using the simple interest method.

Effect of New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No. 109). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the consolidated financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 in 2007 did not have an impact on our consolidated financial statements.

In September 2006, FASB issued SFAS  No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Upon adoption of SFAS No. 157, the use of fair value and method used to measure fair value is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits, but does not require, entities to measure certain financial instruments and other items at fair value. SFAS No. 159 is intended to encourage the expanded use of fair value measurement. At this time, our management does not intend to adopt the provisions of SFAS No. 159 for any financial instruments.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities.  We do not expect the adoption of  SFAS No. 161 to have a material impact on our consolidated financial statements.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU. Total funds held with ECCU were $10.6 million and $1.5 million at June 30, 2008 and December 31, 2007, respectively. Interest earned on funds held with ECCU totaled $136.7 thousand and $32.9 thousand for the six months ended June 30, 2008 and 2007, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $80.1 thousand and $95.1 thousand for the six months ended June 30, 2008 and 2007, respectively, were made for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Our management believes that such method is reasonable.

On August 7, 2007, we formed MPF, a Delaware limited liability company, as a wholly-owned subsidiary.  As a limited purpose entity, MPF was formed to purchase church mortgage loans originated by us or ECCU, and serviced by ECCU.  MPF was formed to serve as a financing vehicle that will purchase qualifying church mortgage loans pending the consummation of a securitization transaction that will enable such loans to be accumulated and sold to investors through the purchase of an interest in a securities instrument.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU and a mortgage loan purchase agreement entered into by and between MPF and ECCU in 2007, we purchased $118.9 million and $20.4 million of loans from ECCU during the six months ended June 30, 2008 and 2007, respectively.  This includes $43.1 million purchased by MPF during the six months ended June 30, 2008.  We recognized $4.3 million and $1.9 million of interest income on loans purchased from ECCU during the six months ended June 30, 2008 and 2007, respectively.  ECCU retains the servicing rights on loans it sells to us or MPF.  We paid loan servicing fees to ECCU of $302.5 thousand in the six months ended June 30, 2008.

As part of our liquidity management practices,  we have asked ECCU to repurchase some of our mortgage loan investments in order to provide short-term liquidity. Although ECCU has from time to time accommodated us in responding to such requests, ECCU is under no obligation to continue this practice. During the six months ended June 30, 2007, loans in the amount of $14.2 million were sold back to ECCU. No gain or loss was incurred on these sales.  No loans were sold back to ECCU during the six months ended June 30, 2008.

On October 12, 2007, we entered into a revolving line of credit arrangement under a note and security agreement with Members United Corporate Federal Credit Union (“Members United”), a Warrenville, Illinois federally chartered credit union.  Pursuant to the original loan arrangement, we could borrow up to $50,000,000 in funds secured by mortgage loan investments.  On May 8, 2008, this arrangement was amended to allow us to borrow up to $100,000,000 in funds secured by mortgage loan investments.  As of June 30, 2008, the balance on our revolving line of credit with Members United was $75.7 million.

The Members United $100,000,000 revolving line of credit agreement was made in the ordinary course of business, contains substantially the same terms, including interest rates and collateral, as those prevailing for comparable loans made to borrowers that were not related to Members United.  In addition, we believe that our Members United revolving loan arrangement did not involve more than a normal risk of collectibility or present other unfavorable features.

On December 14, 2007, our Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as Chief Membership Officer of Members United.

3.  Loans Receivable and Allowance for Loan Losses

We originate church loans, participate in church loans made by ECCU, and also purchase entire church loans from ECCU. Interest rates on the loans range from 4.25% to 9.50%, yielding a weighted average of 6.63% as of June 30, 2008, compared to a weighted average yield of 6.48% as of June 30, 2007. ECCU services these loans, charging a service fee to us.

An allowance for loan losses of $237.1 thousand as of June 30, 2008 and $126.0 thousand as of December 31, 2007 has been established for loans receivable. We have not experienced a loan loss and, as of June 30, 2008, none of our loans are impaired or past due over 90 days.  We believe that all of our loans are adequately secured and that the allowance for loan losses is appropriate.

4.  Lines of Credit

Until October 12, 2007, we maintained a $5,000,000 unsecured line of credit with ECCU.  The line of credit expired on October 12, 2007, and we did not seek to renew it. There were no outstanding borrowings on this line as of  December 31, 2007.

On October 12, 2007, we entered into two note and security agreements with Members United. Members United is a federally chartered credit union located in Warrenville, Illinois, which provides financial services to member credit unions. One note and security agreement is for a secured $10 million revolving line of credit, which we refer to as the “$10 Million LOC,” and the other is for a secured $50 million revolving line of credit.  The latter was amended on May 8, 2008 to allow us to borrow up to $100 million through the revolving line of credit.  We refer to this as the “$100 Million CUSO Line.” Both credit facilities are secured by certain mortgage loans. We intend to use the $10 Million LOC for short-term liquidity purposes and the $100 Million CUSO Line for mortgage loan investments. We may use proceeds from either loan to service other debt securities.

Funds drawn on the $10 Million LOC constitute a loan payable one year from the date of funding. This loan bears interest payable monthly at the floating rate set by Members United. This credit facility expires on September 1, 2008. On February 22, 2008, we borrowed $500,000 from Members United on this line of credit and paid off the balance on February 29, 2008.  As of June 30, 2008, there was no outstanding balance on the $10 Million LOC. The $10 Million LOC was not drawn upon in 2007.

We may draw funds on the $100 Million CUSO Line at any time during the one year draw period. This loan requires interest-only payments during the draw period at the fixed offered rate set by Members United, or at a variable rate indexed to the Federal Funds rate at our option. After the one-year draw period expires, the then outstanding balance on the line will be paid in monthly installments over a 5-year period based on a 30-year amortization at a rate of interest to be set by Members United at the time the loan is converted. We may borrow, repay and re-borrow under the line up to the expiration date of September 1, 2012. As of June 30, 2008, the balance on the $100 Million CUSO Line was $75.7 million, and the rate on the line was 3.39%.  As of December 31, 2007, the balance on the $100 Million CUSO Line was $4.7 million, and the rate on the line was 4.87%.

Both credit facilities are recourse obligations secured by designated mortgage loans. We must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of June 30, 2008 and December 31, 2007, approximately $84.9 million and $5.2 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line. We have the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and our other debt, and to provide Members United with current financial statements and reports.

On October 30, 2007, MPF entered into a Loan Sale, Security, and Servicing agreement with BMO Capital Markets Group, as agent (“BMO Capital”) and Fairway Finance Company, its subsidiary, as lender.  The agreement provides for, among other things, a $150,000,000 line of credit for the purpose of purchasing and warehousing loans for later securitization.  As of June 30, 2008 and December 31, 2007, the balance on the BMO Capital line of credit was $78.0 million and $41.6 million, respectively. The interest rate on the amount outstanding as of June 30, 2008 and December 31, 2007 was 3.84% and 5.64%, respectively.  Interest payments are due monthly at the rate at which the lender issues commercial paper plus 0.90%.  The principal balance is due on October 30, 2010, subject to annual renewal.  The line is secured by a first priority interest in eligible receivables of MPF, as defined in the loan agreement.  Under the terms of this facility, we must maintain the greater of (i) a minimum borrowing equity of $20 million, or (ii) a 75% maximum loan to asset ratio relative to the balance of eligible mortgage loans, as adjusted for certain concentration limits. At June 30, 2008 and December 31, 2007, all of MPF’s $104.1 million and $62.8 million of loans receivable, respectively, were pledged as collateral for the BMO Capital line. The restricted cash maintained by MPF related to this line was $377 thousand at June 30, 2008 and $84 thousand at December 31, 2007.

5.  Notes Payable

We have the following unsecured notes payable at June 30, 2008 (dollars in thousands):
		Weighted Average Interest Rate
Special Offering	$18,022	5.07%
International Offering	481	5.50%
National Alpha Offering (Note 6)	37,832	5.33%
Class A Offering (Note 6)	13,433	4.82%
Total	$69,768	5.17%

Future maturities for each of the following twelve month periods ending on June 30 are as follows (dollars in thousands):

2009	$47,191
2010	11,522
2011	2,813
2012	2,855
2013	4,882
Thereafter	505
$69,768

The National Alpha Offering and Class A Offering notes referenced in the table above have been registered in public offerings pursuant to registration statements filed with the U.S. Securities and Exchange Commission (the “Alpha Class Notes” and “Class A Notes”).  All Alpha Class Notes and Class A Notes are unsecured obligations and pay interest at stated spreads over an index rate that is adjusted every month.  Interest can be reinvested or paid at the investor’s option.

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of June 30, 2008 and December 31, 2007.  Effective April 18, 2008, we have discontinued the sale of our Alpha Class Notes.

The Class A Notes also contain covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  We are not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not to exceed $20.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of June 30, 2008.

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

6.  National Offering

In July 2001, we registered with the U.S. Securities and Exchange Commission (the “SEC”) $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement which authorized the issuance of up to $50.0 million of such notes.  In April 2003, we registered with the SEC an additional $25.0 million of Alpha Class Notes.  In April 2005, we registered with the SEC $50.0 million of new Alpha Class Notes issued pursuant to a Trust Indenture which authorized the issuance of up to $200.0 million of such notes.  In May 2007, we registered with the SEC an additional $75.0 million of the new Alpha Class Notes. At June 30, 2008 and December 31, 2007, $37.8 million and $33.8 million, respectively, of these Alpha Class notes were outstanding.

In April 2008, we registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and is expected to continue through April 30, 2010.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates we pay on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average SWAP rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rate we pay on the Variable Series Notes is determined by reference to the Variable Index in effect on the date the interest rate is set and bear  interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  The Variable Index is defined under the Class A Notes as the then current interest rate reported by the Federal Reserve Board for three month financial commercial paper having a term that corresponds to the Variable Series Rate being purchased.  The Notes were issued under a Trust Indenture between us and U.S. Bank National Association (“US Bank”).  The Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  At June 30, 2008, $13.4 million of these Class A notes were outstanding.

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

At June 30, 2008, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$78,028
Weighted average pay rate	3.73%
Weighted average receive rate	2.48%
Weighted average maturity in years	.31
Unrealized loss relating to interest rate swaps	$271

These agreements provide for us to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”)) in exchange for making payments at a fixed rate. This rate was 2.463% and 4.996% at June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008, the unrealized loss relating to interest rate swaps was recorded in other liabilities.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  The net amount of other comprehensive income reclassified into interest expense during the six months ended June 30, 2008 was $288 thousand.

Risk management results for the six months ended June 30, 2008 related to the balance sheet hedging of long-term debt indicate that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of June 30, 2008, approximately $271 thousand of losses reported in other comprehensive income related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the year ending December 31, 2008.

8.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $12.1 million at June 30, 2008 and $8.9 million at December 31, 2007.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  The following risk factors, among others, could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements:

•	we are a highly leveraged company and our indebtedness could adversely affect our financial condition and business;

•	changes in prevailing interest rates may negatively affect our net income and the value of our assets;

•
we depend on the sale of our debt securities to finance our business and have relied on the renewals or reinvestments made by our holders of debt securities when their debt securities mature to fund our business;

•
because we have two investors who each own more than 10% of the aggregate amount of our notes payable that we have issued, and approximately 25% in total, our liquidity and capital funding efforts could be adversely affected if these noteholders do not renew or reinvest when their debt securities mature;

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

•
we are required to comply with certain covenants and restrictions in our lines of credit and our financing facility that, if not met, could trigger repayment obligations of the outstanding principal balance on short notice; and

•
we are subject to credit risk due to default or non-performance of the churches or ministries that have entered into mortgage loans with us or ECCU and counterparties that we enter into an interest rate swap agreement with to manage our cash flow requirements.

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

The following discussion and analysis compares the results of operations for the six and three month periods ended June 30, 2008 and June 30, 2007 and should be read in conjunction with the consolidated financial statements and the accompanying Notes thereto.

Results of Operations

Three months ended June 30, 2008 vs. Three months ended June 30, 2007

During the three months ended June 30, 2008, we had a net income of $98 thousand as compared to a net income of $15 thousand for the three months ended June 30, 2007. This increase is attributable primarily to an increase in net interest earned on mortgage loan investments over the same period last year.  Net interest income increased to $864 thousand, an increase of $545 thousand, or 171%, from $319 thousand for the three months ended June 30, 2007.  This increase is attributable primarily to an increase in the size of our loan portfolio.  Our cost of funds (i.e., interest expense) increased to $2.2 million, an increase of $1.4 million or 183%, for the three months ended June 30, 2008, as compared to $791 thousand for the three months ended June 30, 2007.  This is due primarily to an increase in our line of credit borrowings.

Our operating expenses for the three months ended June 30, 2008 increased to $698 thousand from $349 thousand for the same period ended June 30, 2007, an increase of 100%. The increase was caused primarily by an increase of $223 thousand, or 372%, in office operations expense due to the growth of the business and an increase in servicing fees paid to ECCU. The increase is also attributable to an increase in legal and audit expenses due to increased legal and audit work related to our Class A Notes offering.

Six months ended June 30, 2008 vs. Six months ended June 30, 2007

During the six months ended June 30, 2008, we had a net loss of $80 thousand, as compared to a net loss of $24 thousand for the six months ended June 30, 2007. This increase is attributable primarily to an increase in provision for loan losses, office operations expense as well as increased legal and accounting expenses over the same period last year.  Net interest income increased to $1.4 million, an increase of $725 thousand, or 114%, from $637 thousand for the six months ended June 30, 2007.  This increase is attributable primarily to an increase in the size of the loan portfolio.  Our cost of funds (i.e., interest expense) increased to $3.9 million, an increase of $2.4 million or 154%, for the six months ended June 30, 2008, as compared to $1.5 million for the six months ended June 30, 2007.  This is due primarily to an increase in our line of credit borrowings.

Our operating expenses for the six months ended June 30, 2008 increased to $1.4 million from $738 thousand for the same period ended June 30, 2007, an increase of 85%. The increase was caused primarily by an increase of $471 thousand, or 371%, in office operations expense due to the growth of the business and an increase in servicing fees paid to ECCU. The increase is also attributable to an increase in legal and audit expenses due to increased legal and audit work related to the annual report and the Class A Notes offering.

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

 The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the three months ended June 30,
	(Dollars in Thousands)

	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$12,563	$108	3.43%	$6,986	$86	4.92%
Total loans [1]	181,008	2,996	6.62%	63,586	1,024	6.44%
Total interest-earning assets	193,571	3,104	6.41%	70,572	1,110	6.29%

Liabilities:
Public offering notes – Class A	5,697	69	4.81%	--	--	--
Public offering notes – Alpha Class	41,749	549	5.26%	24,012	329	5.48%
Special offering notes	19,698	253	5.14%	32,812	451	5.50%
International notes	488	6	5.17%	520	7	5.63%
Lines of Credit [2]	115,471	1,363	4.72%	55	4	26.43%

Total interest-bearing liabilities	$183,103	2,240	4.89%	$57,399	$791	5.51%

Net interest income		$864			$319
Net interest margin [3]			1.80%			1.82%

[1] Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. [2] Interest expense on lines of credit in 2007 includes $2.5 thousand in line of credit maintenance fees
[3] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $193.6 million during the three months ended June 30, 2008, from $70.6 million during the same period in 2007, an increase of $123.0 million or 174%. The average yield on these assets increased to 6.42% for the three months ended June 30, 2008 from 6.29% for the three months ended June 30, 2007. This average yield increase was related to higher rates on new loan volume. Average interest-bearing liabilities, consisting of notes payable, increased to $183.1 million during the three months ended June 30, 2008, from $57.4 million during the same period in 2007. The average rate paid on these notes decreased to 4.89% for the three months ended June 30, 2008, from 5.51% for the same period in 2007. The decrease in the rate paid on interest-bearing liabilities was primarily the result of a decrease in the interest paid on the lines of credit.

Net interest income for the three months ended June 30, 2008 was $864 thousand, which was an increase of $545 thousand, or 171%, for the same period in 2007. The net interest margin decreased 2 basis points to 1.80% for the quarter ended June 30, 2008, compared to 1.82% for the quarter ended June 30, 2007. The decrease in the net interest margin was the result of a greater increase in total interest-bearing liabilities and interest expense relative to the increase in interest-earning assets and interest income.  This results in a lower net interest margin despite the increase in yield on interest-earning assets and the decrease in cost of interest-bearing liabilities.

	Average Balances and Rates/Yields
	For the Six months ended June 30,
	(Dollars in Thousands)

	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$8,522	$152	3.56%	$7,578	$183	4.82%
Total loans [1]	152,357	5,131	6.74%	62,081	1,997	6.43%
Total interest-earning assets	160,923	5,283	6.57%	69,659	2,180	6.26%

Liabilities:
Public offering notes – Class A	2,848	69	4.81%	--	--	--
Public offering notes – Alpha Class	39,809	1,057	5.31%	22,761	615	5.40%
Special offering notes	21,707	560	5.16%	33,194	910	5.49%
International notes	495	13	5.43%	495	14	5.53%
Lines of credit [2]	85,579	2,222	5.19%	28	4	26.28%

Total interest-bearing liabilities	$150,438	3,921	5.21%	$56,478	1,543	5.46%

Net interest income		$1,362			$637
Net interest margin [3]			1.69%			1.83%

[1] Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. [2] Interest expense on lines of credit in 2007 includes $2.5 thousand in line of credit maintenance fees
[3] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $160.9 million during the six months ended June 30, 2008, from $69.7 million during the same period in 2007, an increase of $91.2 million or 131%. The average yield on these assets increased to 6.57% for the six months ended June 30, 2008 from 6.26% for the six months ended June 30, 2007. This average yield increase was related to higher rates on new loan volume. Average interest-bearing liabilities, consisting of notes payable, increased to $150.4 million during the six months ended June 30, 2008, from $56.5 million during the same period in 2007. The average rate paid on these notes decreased to 5.21% for the six months ended June 30, 2008 from 5.46% for the same period in 2007. The decrease in the rate paid on interest-bearing liabilities was primarily the result of a decrease in the rates offered on public offering notes.

Net interest income for the six months ended June 30, 2008 was $1.4 million, which was an increase of $725 thousand, or 114%, for the same period in 2007. The net interest margin decreased 14 basis points to 1.69% for the quarter ended June 30, 2008, compared to 1.83% for the quarter ended June 30, 2007. The decrease in the net interest margin was the result of a greater increase in total interest-bearing liabilities and interest expense relative to the increase in interest-earning assets and interest income.  This results in a lower net interest margin despite the increase in yield on interest-earning assets and the decrease in cost of interest-bearing liabilities.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months ended June 30, 2008 vs. 2007
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$53	$(31)	$22
Total loans	1,943	29	1,972
	1,996	(2)	1,994

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	68	--	68
Public offering notes – Alpha Class	233	(13)	220
Special offering notes	(170)	(27)	(197)
International notes	--	(1)	(1)
Other	1,365	(6)	1,359
	1,496	(47)	1,449
Change in net interest income	$500	$45	$545

Rate/Volume Analysis of Net Interest Income

	Six months ended June 30, 2008 vs. 2007
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$22	$(53)	$(31)
Total loans	3,036	98	3,134
	3,058	45	3,103

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	68	--	68
Public offering notes – Alpha Class	453	(11)	442
Special offering notes	(299)	(52)	(351)
International notes	--	--	--
Other	2,224	(5)	2,219
	2,446	(68)	2,378
Change in net interest income	$612	$113	$725

Liquidity and Capital Resources

Six months ended June 30, 2008 vs. Six months ended June 30, 2007

The net increase in cash during the six months ended June 30, 2008 was $10.0 million, compared to a net decrease of $19 thousand for the six months ended June 30, 2007. Net cash provided by operating activities totaled $113 thousand for the six months ended June 30, 2008, compared to net cash used in operating activities of $57 thousand for the same period in 2007. This difference is attributable primarily to an increase in amortization of debt issuance costs and an increase in the provisions for loan losses over the same period in 2007.  Changes in cash flow resulting from a decrease in other assets for the six months ended June 30, 2008 was $329 thousand, as compared to cash used in the purchase of other assets of $56 thousand for the same period in 2007.  This increase was primarily due to the sale of a residence that was purchased in 2007 from our President as part of a relocation incentive agreement.

Net cash used in investing activities totaled $104.9 million during the six months ended June 30, 2008, compared to $3.6 million used during the six months ended June 30, 2007, an increase in cash used of $101.3 million. This increase is attributable to an increase in loan purchases and originations and a decrease in loan sales.

Net cash provided by financing activities totaled $114.8 million for this three month period ended June 30, 2008, an increase of $111.2 million or 3089%, from $3.6 million provided by financing activities during the six months ended June 30, 2007. This difference is attributable to an increase in net borrowings on our lines of credit.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt holders when the notes that they hold mature.  During the year ended December 31, 2007, 73% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.  During the six months ended June 30, 2008, our investors renewed their debt securities investments at a 75% rate.

At June 30, 2008, our cash, which includes cash reserves and cash available for investment in the mortgage loans, was $12.2 million, an increase of $10.0 million from $2.2 million at December 31, 2007.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2008.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred in the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2008

MINISTRY PARTNERS INVESTMENT
CORPORATION

(Registrant)	By: /s/ Susan B. Reilly
Susan B. Reilly,
Principal Accounting Officer