Form 10-Q
period 2008-09-30
MINISTRY PARTNERS INVESTMENT CORP
filed 2008-11-14
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from _____ to _____

333-4028la
(Commission file No.)

MINISTRY PARTNERS INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization	33-0489154 (I.R.S. employer identification no.)

 915 West Imperial Highway, Suite 120, Brea, California, 92822
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

At September 30, 2008, registrant had issued and outstanding 146,522 shares of its common stock, no par value. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

MINISTRY PARTNERS INVESTMENT CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
 (Dollars in Thousands Except Share Data)
	2008	2007
Assets:	(Unaudited)
Cash	$16,578	$2,243

Loans receivable, net of allowance for loan losses of $286 and $126 as of September 30, 2008 and December 31, 2007, respectively	256,887	116,310

Accrued interest receivable	1,280	518

Property and equipment	127	24

Debt issuance costs	1,137	1,340

Other assets	130	649

Total assets	$276,139	$121,084
Liabilities and Stockholders’ Equity

Liabilities:

Lines of credit and other borrowings	$186,833	$46,300

Notes payable	75,263	62,057

Accrued interest payable	599	180

Other liabilities	560	638

Total liabilities	263,255	109,175

Stockholders' Equity:

Class I preferred stock, 200,000 shares authorized; 100,000 shares and 88,922 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively, no par value (liquidation preference value of $100 per share)	10,000	8,892

Class II preferred stock, 75,000 shares authorized; 19,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, no par value (liquidation preference value of $100 per share)	1,900	1,900

Common stock, 10,000,000 shares authorized; 146,522 shares issued and outstanding at September 30, 2008 and December 31, 2007; no par value	1,809	1,809

Accumulated deficit	(734)	(579)

Accumulated other comprehensive loss	(91)	(113)

Total stockholders' equity	12,884	11,909

Total liabilities and stockholders' equity	$276,139	$121,084
 The accompanying notes are an integral part of these consolidated financial statements

 MINISTRY PARTNERS INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income:
Interest on loans	$4,057	$1,070	$9,188	$3,067
Interest on interest-bearing accounts	109	84	261	267
Total interest income	4,166	1,154	9,449	3,334
Interest expense:
Lines of credit	1,946	2	4,168	6
Notes payable	956	839	2,655	2,378
Total interest expense	2,902	841	6,823	2,384
Net interest income	1,264	313	2,626	950
Provision for loan losses	49	--	160	--
Net interest income after provision for loan losses	1,215	313	2,466	950
Non-interest income	4	17	34	94
Non-interest expenses:
Salaries and benefits	321	216	873	672
Marketing and promotion	4	17	11	61
Office operations	333	93	872	220
Legal and accounting	127	33	390	144
Total non-interest expenses	785	359	2,146	1,097
Income (loss) before provision for income taxes	434	(29)	354	(53)
Provision for income taxes	147	--	147	--
Net income (loss)	$287	$(29)	$207	$(53)

The accompanying notes are an integral part of these consolidated financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)
(Dollars in Thousands)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$207	$(53)
Adjustments to reconcile net income (loss) to net cash provided (used) by operation activities:
Depreciation	5	--
Amortization of deferred loan fees	(59)	(38)
Amortization of debt issuance costs	301	--
Provision for loan losses	160	--
Changes in:
Deferred income taxes	104	(19)
Accrued interest receivable	(762)	(29)
Other assets	356	(761)
Other liabilities	363	198
Net cash provided (used) by operating activities	675	(702)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(172,286)	(37,274)
Loan sales	--	24,606
Loan principal collections, net	31,609	2,789
Purchase of property and equipment	(108)	--
Net cash used by investing activities	(140,785)	(9,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing on lines of credit and other borrowings	140,533	--
Net changes in notes payable	13,206	7,516
Debt issuance costs	(40)	--
Proceeds from issuance of preferred stock	1,158	--
Purchase of preferred stock	(50)	(110)
Dividends paid on preferred stock	(362)	(490)
Net cash provided by financing activities	154,445	6,916
Net increase (decrease) in cash	$14,335	$(3,665)
Cash at beginning of period	2,243	7,633
Cash at end of period	$16,578	$3,968
Supplemental disclosures of cash flow information
Interest paid	$6,403	$2,384
Income taxes paid	$--	$56

The accompanying notes are an integral part of these consolidated financial statements

MINISTRY PARTNERS INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of Ministry Partners Investment Corporation (the “Company”, “we”, or “our”) and its wholly-owned subsidiary, Ministry Partners Funding, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  Such financial statements do not include all the information or footnotes necessary for a complete presentation.  A more detailed description of our accounting policies is included in our 2007 annual report filed on Form 10-KSB.  There have been no changes made to our significant accounting policies subsequent to December 31, 2007.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, and the cash flows for the nine months ended September 30, 2008 and 2007 have been made.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, MPF.   All significant inter-company balances and transactions have been eliminated in the  consolidation of these statements.

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

Debt Issuance Costs

Debt issuance costs are related to the lines of credit as well as to a public offering of our unsecured notes, and are amortized into interest expense over the contractual term of the debt.

Loans Receivable

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

Effect of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS  No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Upon adoption of SFAS No. 157, the use of fair value and method used to measure fair value is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 permits, but does not require, entities to measure certain financial instruments and other items at fair value. SFAS No. 159 is intended to encourage the expanded use of fair value measurement. At this time, our management does not intend to adopt the provisions of SFAS No. 159 for any financial instruments.

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

2.  Related Party Transactions

We maintain most of our cash funds at ECCU. Total funds held with ECCU were $15.0 million and $1.5 million at September 30, 2008 and December 31, 2007, respectively. Interest earned on funds held with ECCU totaled $230.2 thousand and $67.1 thousand for the nine months ended September 30, 2008 and 2007, respectively.

We lease physical facilities and certain office furniture and equipment from ECCU pursuant to a written Lease for Office Space, dated as of September 1, 2007, and a written Equipment Lease dated as of January 1, 2007. Charges of $116.6 thousand and $133.5 thousand for the nine months ended September 30, 2008 and 2007, respectively, were made for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Our management believes that such method is reasonable.

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

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU and a mortgage loan purchase agreement entered into by and between MPF and ECCU in 2007, we purchased $157.2 million and $30.3 million of loans from ECCU during the nine months ended September 30, 2008 and 2007, respectively.  This includes $59.3 million in ECCU mortgage loans purchased by MPF during the nine months ended September 30, 2008.  We recognized $7.9 million and $2.2 million of interest income on loans purchased from ECCU during the nine months ended September 30, 2008 and 2007, respectively.  ECCU retains the servicing rights on loans it sells to us or MPF.  We paid loan servicing fees to ECCU of $518.6 thousand in the nine months ended September 30, 2008.

For liquidity management purposes, from time to time we have asked ECCU to repurchase some of our mortgage loan investments in order to provide short-term liquidity. Although ECCU has in the past accommodated us in responding to such requests, ECCU is under no obligation to continue this practice. During the nine months ended September 30, 2007, loans in the amount of $24.6 million were sold back to ECCU. No gain or loss was incurred on these sales.  No loans were sold back to ECCU during the nine months ended September 30, 2008.

On October 12, 2007, we entered into a revolving line of credit arrangement under a note and security agreement with Members United Corporate Federal Credit Union (“Members United”), a Warrenville, Illinois federally chartered credit union.  Pursuant to the original loan arrangement, we could borrow up to $50,000,000 in funds secured by mortgage loan investments.  On May 8, 2008, this arrangement was amended to allow us to borrow up to $100,000,000 in funds secured by mortgage loan investments.  As of September 30, 2008, the balance on our revolving line of credit with Members United was $89.9 million.

On October 8, 2007, we entered into a line of credit agreement under a note and security agreement with Members United.  Pursuant to this agreement, we could borrow up to $10,000,000 in funds secured by mortgage loan investments.  On August 27, 2008, we borrowed all of the available funds under this line of credit.  Since this line of credit expired on September 1, 2008, we will not be able to borrow new sums under this line of credit.  As of September 30, 2008, the balance on our committed line of credit with Members United was $10.0 million.

The Members United $100,000,000 revolving line of credit agreement and the $10,000,000 committed line of credit were made in the ordinary course of business, contain substantially the same terms, including interest rates and collateral, as those prevailing for comparable loans made to borrowers that were not related to Members United.  In addition, we believe that our Members United loan arrangements did not involve more than a normal risk of collectibility or present other unfavorable features.

On December 14, 2007, our Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as Chief Membership Officer of Members United.

3.  Loans Receivable and Allowance for Loan Losses

We originate church loans, participate in church loans made by ECCU, and also purchase entire church loans from ECCU. Interest rates on the loans range from 3.75% to 8.75%, yielding a weighted average of 6.60% as of September 30, 2008, compared to a weighted average yield of 6.42% as of September 30, 2007. ECCU services these loans, charging a service fee to us.

An allowance for loan losses of $285.7 thousand as of September 30, 2008 and $126.0 thousand as of December 31, 2007 has been established for loans receivable. As of September 30, 2008, we have not experienced a loan loss.  We hold one mortgage loan that is more than ninety (90) days delinquent with a balance of $2.7 million.  In accordance with our loans receivable policy, any loan that is 90 days past due is usually placed on a non-accrual status.  As a result, we have stopped accruing interest on this loan.  We believe that this loan, along with all of our other loans, is adequately secured and that our allowance for loan losses is appropriate.  Interest income recognized on this loan during the three and nine months ended September 30, 2008 amounted to $40.0 thousand.  During the third quarter of 2008, we reversed $53.0 thousand of interest income on this loan.  Prior to September 2008, we had no non-performing loans with the exception of the loan referenced above, had no loans that were greater than 90 days past due or were past due and still accruing, no troubled debt restructuring and no foreclosed assets.

4.  Lines of Credit and Other Borrowings

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

On August 27, 2008, we borrowed the entire $10 million available on our $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the London Inter-Bank Offered Rate (“LIBOR”) plus 100 basis points.  The interest rate on the Members United term loan will be reset monthly.  Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of September 30, 2008, there was a $10.0 million outstanding balance on the Members United term loan.

We may draw funds on the $100 Million CUSO Line at any time during the one year draw period. This loan requires interest-only payments during the draw period at the fixed offered rate set by Members United, or at a variable rate indexed to the Federal Funds rate at our option. After the one-year draw period expires, the then outstanding balance on the line will be paid in monthly installments over a 5-year period based on a 30-year amortization at a rate of interest to be set by Members United at the time the loan is converted. We may borrow, repay and re-borrow under the line up to the expiration date of September 1, 2012. As of September 30, 2008, the balance on the $100 Million CUSO Line was $89.9 million, and the rate on the line was 3.47%.  As of December 31, 2007, the balance on the $100 Million CUSO Line was $4.7 million, and the rate on the line was 4.87%.

Both credit facilities are recourse obligations secured by designated mortgage loans. We must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of September 30, 2008 and December 31, 2007, approximately $102.7 million and $5.2 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million LOC. We have the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and our other debt, and to provide Members United with current financial statements and reports.

On October 30, 2007, MPF entered into a Loan Sale, Security, and Servicing agreement with BMO Capital Markets Group, as agent (“BMO Capital”) and Fairway Finance Company, its subsidiary, as lender.  The agreement provides for, among other things, a $150,000,000 line of credit for the purpose of purchasing and warehousing loans for later securitization.  As of September 30, 2008 and December 31, 2007, the balance on the BMO Capital line of credit was $87.0 million and $41.6 million, respectively. The interest rate on the amount outstanding as of September 30, 2008 and December 31, 2007 was 4.16% and 5.64%, respectively.  Interest payments are due monthly at the rate at which the lender issues commercial paper plus 0.90%.  The principal balance is due on October 30, 2010, subject to annual renewal.  The line is secured by a first priority interest in eligible receivables of MPF, as defined in the loan agreement.  Under the terms of this facility, we must maintain the greater of (i) a minimum borrowing equity of $20 million, or (ii) a 75% maximum loan to asset ratio relative to the balance of eligible mortgage loans, as adjusted for certain concentration limits. At September 30, 2008 and December 31, 2007, all of MPF’s $115.9 million and $62.8 million of loans receivable, respectively, were pledged as collateral for the BMO Capital line. The restricted cash maintained by MPF related to this line was $574.6 thousand at September 30, 2008 and $84 thousand at December 31, 2007.

5.  Notes Payable

We have the following unsecured notes payable at September 30, 2008 (dollars in thousands):
		Weighted Average Interest Rate
Special Offering	$15,229	5.41%
International Offering	518	5.39%
National Alpha Offering (Note 6)	32,158	5.38%
Class A Offering (Note 6)	27,358	4.97%
Total	$75,263	5.24%

Future maturities for each of the following twelve month periods ending on September 30 are as follows (dollars in thousands):

2009	$49,102
2010	12,595
2011	5,180
2012	1,907
2013	5,666
Thereafter	813
$75,263

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of September 30, 2008 and December 31, 2007.  Effective April 18, 2008, we have discontinued the sale of our Alpha Class Notes.

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  We are not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not to exceed $20.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of September 30, 2008.

Historically, most of our unsecured notes have been renewed by investors upon maturity.  Because we have discontinued our sale of Alpha Class Notes effective as of April 18, 2008, all holders of such notes that mature in the future may reinvest such sums by purchasing Class A Notes that have been registered with the Securities and Exchange Commission (see Note 6 below).  For matured notes that are not renewed, we fund the redemption in part through proceeds from the repayment of loans, and issuing new notes payable.

6.  National Offering

In July 2001, we registered with the U.S. Securities and Exchange Commission (the “SEC”) $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement which authorized the issuance of up to $50.0 million of such notes.  In April 2003, we registered with the SEC an additional $25.0 million of Alpha Class Notes.  In April 2005, we registered with the SEC $50.0 million of new Alpha Class Notes issued pursuant to a Trust Indenture which authorized the issuance of up to $200.0 million of such notes.  In May 2007, we registered with the SEC an additional $75.0 million of the new Alpha Class Notes. With the registration of our Class A Notes, we have discontinued the sale of our Alpha Class Notes effective as of April 18, 2008.  At September 30, 2008 and December 31, 2007, $32.2 million and $33.8 million, respectively, of these Alpha Class notes were outstanding.

In April 2008, we registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and is expected to continue through April 30, 2010.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates we pay on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average SWAP rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rate we pay on the Variable Series Notes is determined by reference to the Variable Index in effect on the date the interest rate is set and bear  interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  The Variable Index is defined under the Class A Notes as the then current interest rate reported by the Federal Reserve Board for three month financial commercial paper having a term that corresponds to the Variable Series Rate being purchased.  The Notes were issued under a Trust Indenture between us and U.S. Bank National Association (“US Bank”).  The Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  At September 30, 2008, $27.4 million of these Class A Notes were outstanding.

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

We are exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  We control the credit risk of our financial contracts through credit approvals, limits and monitoring procedures, and do not expect any counterparties to default on their obligations.  We deal only with primary dealers.

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

At September 30, 2008, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$86,911
Weighted average pay rate	3.65%
Weighted average receive rate	2.50%
Weighted average maturity in years	.06
Unrealized loss relating to interest rate swaps	$91

These agreements provide for us to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate) in exchange for making payments at a fixed rate. This rate was 3.930% and 4.996% at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, the unrealized loss relating to interest rate swaps was recorded in other liabilities.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  The net amount of other comprehensive income reclassified into interest expense during the nine months ended September 30, 2008 was $546 thousand.

Risk management results for the nine months ended September 30, 2008 related to the balance sheet hedging of long-term debt indicate that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of September 30, 2008, approximately $90.6 thousand of losses reported in other comprehensive income related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the year ending December 31, 2008.

8.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU.  Unfunded commitments totaled $5.9 million at September 30, 2008 and $8.9 million at December 31, 2007.

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

•
because we have two investors who each own more than 10% of the aggregate amount of our notes payable that we have issued, and approximately 23% in total, our liquidity and capital funding efforts could be adversely affected if these noteholders do not renew or reinvest when their debt securities mature;

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

The following discussion and analysis compares the results of operations for the three and nine month periods ended September 30, 2008 and September 30, 2007 and should be read in conjunction with the consolidated financial statements and the accompanying Notes thereto.

Results of Operations

Three months ended September 30, 2008 vs. Three months ended September 30, 2007

During the three months ended September 30, 2008, we had a net income of $287 thousand as compared to a net loss of $29 thousand for the three months ended September 30, 2007. This increase is attributable primarily to an increase in net interest earned on mortgage loan investments over the same period last year.  Net interest income increased to $1.3 million, an increase of $951 thousand, or 304%, from $313 thousand for the three months ended September 30, 2007.  This increase is attributable primarily to an increase in the size of our loan portfolio.  Our cost of funds (i.e., interest expense) increased to $2.9 million, an increase of $2.1 million or 245%, for the three months ended September 30, 2008, as compared to $841 thousand for the three months ended September 30, 2007.  This is due primarily to an increase in our line of credit borrowings.

Our operating expenses for the three months ended September 30, 2008 increased to $785 thousand from $359 thousand for the same period ended September 30, 2007, an increase of 119%. The increase was caused primarily by an increase of $240 thousand, or 258%, in office operations expense due to the growth of the business and an increase in servicing fees paid to ECCU. The increase is also attributable to an increase in legal and audit expenses due to increased legal and audit work related to our Class A Notes offering.

Nine months ended September 30, 2008 vs. Nine months ended September 30, 2007

During the nine months ended September 30, 2008, we had net income of $207 thousand, as compared to a net loss of $53 thousand for the nine months ended September 30, 2007. This increase is attributable primarily to an increase in interest earned on mortgage loan investments over the same period last year.  Net interest income increased to $2.6 million, an increase of $1.7 million, or 176%, from $950 thousand for the nine months ended September 30, 2007.  This increase is attributable primarily to an increase in the size of our loan portfolio.  Our cost of funds (i.e., interest expense) increased to $6.8 million, an increase of $4.4 million or 186%, for the nine months ended September 30, 2008, as compared to $2.4 million for the nine months ended September 30, 2007.  This is due primarily to an increase in our line of credit borrowings.

Our operating expenses for the nine months ended September 30, 2008 increased to $2.1 million from $1.1 million for the same period ended September 30, 2007, an increase of 96%. The increase was caused primarily by an increase of $652 thousand, or 296%, in office operations expense due to the growth of the business and an increase in servicing fees paid to ECCU. The increase is also attributable to an increase in legal and audit expenses due to increased legal and audit work related to our SEC filings and the Class A Notes offering.

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

 The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the three months ended September 30,
	(Dollars in Thousands)

	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$14,480	$109	3.01%	$6,759	$84	5.00%
Total loans [1]	245,767	4,057	6.60%	66,227	1,070	6.46%
Total interest-earning assets	260,247	4,166	6.40%	72,986	1,154	6.33%

Liabilities:
Public offering notes – Class A	22,248	277	4.98%	--	--	--
Public offering notes – Alpha Class	34,767	461	5.31%	29,288	401	5.47%
Special offering notes	15,905	211	5.31%	30,989	431	5.56%
International notes	500	7	5.45%	515	7	5.75%
Lines of credit [2]	175,830	1,946	4.43%	--	2	--

Total interest-bearing liabilities	$249,250	2,902	4.66%	$60,792	$841	5.54%

Net interest income		$1,264			$313
Net interest margin [2]			1.95%			1.72%

[1] Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Loans include non-accrual loans where non-accrued interest is excluded.
[2] Interest expense on lines of credit in 2007 includes $2.5 thousand in amortized line of credit maintenance fees

[3] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $260.2 million during the three months ended September 30, 2008, from $73.0 million during the same period in 2007, an increase of $187.3 million or 257%. The average yield on these assets increased to 6.40% for the three months ended September 30, 2008 from 6.33% for the three months ended September 30, 2007. This average yield increase was related to higher rates on new loan volume. Average interest-bearing liabilities, consisting of notes payable, increased to $249.2 million during the three months ended September 30, 2008, from $60.8 million during the same period in 2007. The average rate paid on these notes decreased to 4.66% for the three months ended September 30, 2008, from 5.54% for the same period in 2007. The decrease in the rate paid on interest-bearing liabilities was primarily the result of using lines of credit, which have a lower effective interest rate compared to notes payable, to fund lending activity.

Net interest income for the three months ended September 30, 2008 was $1.3 million, which was an increase of $951 thousand, or 304%, for the same period in 2007. Our net interest margin increased 13 basis points to 1.95% for the quarter ended September 30, 2008, compared to 1.72% for the quarter ended September 30, 2007. The increase in our net interest margin was the result of higher rates on new loan volume of mortgage loans that were acquired and a decrease in the average rate of interest paid on our notes payable and line of credit borrowings.  This results in a higher net interest margin.

	Average Balances and Rates/Yields
	For the Nine months ended September 30,
	(Dollars in Thousands)

	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$10,523	$261	3.30%	$7,643	$267	4.66%
Total loans [1]	183,721	9,188	6.67%	63,296	3,067	6.46%
Total interest-earning assets	194,244	9,449	6.49%	70,939	3,335	6.27%

Liabilities:
Public offering notes – Class A	9,362	346	4.92%	--	--	--
Public offering notes – Alpha Class	38,116	1,518	5.31%	25,403	1,015	5.33%
Special offering notes	19,759	771	5.20%	32,759	1,347	5.46%
International notes	497	20	5.44%	509	21	5.52%
Lines of credit [2]	115,882	4,168	4.80%	18	6	--

Total interest-bearing liabilities	$183,616	6,823	4.95%	$58,689	2,384	5.42%

Net interest income		$2,626			$950
Net interest margin [3]			1.80%			1.79%

[1] Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Loans include non-accrual loans where non-accrued interest is excluded.
[2] Interest expense on lines of credit in 2007 includes $5.0 thousand in amortized line of credit maintenance fees

[3] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $194.2 million during the nine months ended September 30, 2008, from $70.9 million during the same period in 2007, an increase of $123.3 million or 174%. The average yield on these assets increased to 6.49% for the nine months ended September 30, 2008 from 6.27% for the nine months ended September 30, 2007. This average yield increase was related to higher rates on new loan volume. Average interest-bearing liabilities, consisting of investor notes payable and lines of credit borrowings, increased to $183.6 million during the nine months ended September 30, 2008, from $58.7 million during the same period in 2007. The average rate paid on these notes decreased to 4.95% for the nine months ended September 30, 2008 from 5.42% for the same period in 2007. The decrease in the rate paid on interest-bearing liabilities was primarily the result of using lines of credit, which have a lower effective interest rate compared to our investor notes, to fund lending activity.

Net interest income for the nine months ended September 30, 2008 was $2.6 million, which was an increase of $1.7 million, or 176%, as compared to the same period in 2007. The net interest margin increased by 1 basis point to 1.80% for the quarter ended September 30, 2008, compared to 1.79% for the quarter ended September 30, 2007. The increase in net interest margin was primarily the result of higher rates on new loan volume as well as lower rates on our line of credit borrowings.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months ended September 30, 2008 vs. 2007
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$60	$(35)	$25
Total loans	2,977	10	2,987
	3,037	(25)	3,012

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	277	--	277
Public offering notes – Alpha Class	94	(33)	61
Special offering notes	(199)	(21)	(220)
International notes	--	(1)	(1)
Other	1,946	(2)	1,944
	2,118	(57)	2,061
Change in net interest income	$919	$32	$951

Rate/Volume Analysis of Net Interest Income

	Nine months ended September 30, 2008 vs. 2007
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$87	$(94)	$(7)
Total loans	6,025	96	6,121
	6,112	2	6,114

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	346	--	346
Public offering notes – Alpha Class	545	(43)	502
Special offering notes	(497)	(74)	(571)
International notes	--	(1)	(1)
Other	4,172	(10)	4,162
	4,566	(128)	4,438
Change in net interest income	$1,546	$130	$1,676

Liquidity and Capital Resources

Nine months ended September 30, 2008 vs. Nine months ended September 30, 2007

The net increase in cash during the nine months ended September 30, 2008 was $14.4 million, compared to a net decrease of $3.7 million for the nine months ended September 30, 2007. Net cash provided by operating activities totaled $675 thousand for the nine months ended September 30, 2008, compared to net cash used in operating activities of $702 thousand for the same period in 2007. This difference is attributable primarily to a decrease in other assets over the same period in 2007.  Changes in cash flow resulting from a decrease in other assets for the nine months ended September 30, 2008 was $356 thousand, as compared to cash used in the purchase of other assets of $761 thousand for the same period in 2007.  This increase was primarily due to the sale of a residence that was purchased in 2007 from our President as part of a relocation agreement.

Net cash used in investing activities totaled $140.8 million during the nine months ended September 30, 2008, compared to $9.9 million used during the nine months ended September 30, 2007, an increase in cash used of $130.9 million. This increase is attributable to an increase in loan purchases and originations and a decrease in loan sales.

Net cash provided by financing activities totaled $154.4 million for this nine month period ended September 30, 2008, an increase of $147.5 million or 2133%, from $6.9 million provided by financing activities during the nine months ended September 30, 2007. This difference is attributable to an increase in net borrowings on our lines of credit.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt holders when the notes that they hold mature.  During the year ended December 31, 2007, 73% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.  During the nine months ended September 30, 2008, our investors renewed their debt securities investments at a 79% rate.

At September 30, 2008, our cash, which includes cash reserves and cash available for investment in the mortgage loans, was $16.6 million, an increase of $14.4 million from $2.2 million at December 31, 2007.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2008.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred in the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this Report, there is no material litigation, threatened or pending, against us. Our management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 12, 2008, the Company sold 11,578 shares of its Class I Preferred Stock to its largest stockholder, Evangelical Christian Credit Union, in reliance upon certain exemptions from registration under the provisions of The Securities Act of 1933, as amended.

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

Dated: November 14, 2008

MINISTRY PARTNERS INVESTMENT
CORPORATION

(Registrant)	By: /s/ Susan B. Reilly
Susan B. Reilly,
Principal Accounting Officer