Form 10-K
period 2008-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2009-04-14
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  333-4028LA

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
(Formerly Ministry Partners Investment Corporation)
(Exact name of small business issuer in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	26-3959348 (I.R.S. Employer Identification No.)

 915 West Imperial Highway, Suite 120, Brea, California, 92821
(Address of principal executive offices)

Issuer’s telephone number:  (714) 671-5720

Securities registered under 12(b) of the Exchange Act:  None

Securities registered under 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant  is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No ☑.

Indicate by check mark if the registrant  is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☑.

Indicate by check mark whether the issuer (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was $1,809,572, based upon the most recent sale of the registrant's common stock.  The registrant has sold no common equity units within the past sixty days and there is no public market value for the registrant’s common equity units.  The number of units of the registrant’s outstanding common equity units, as of April 13, 2009, was 146,522.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
FORM 10-K

TABLE OF CONTENTS

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included with respect to, among other things our current business plan, business strategy and portfolio management. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that we believe might cause such differences are discussed in the section entitled, “Risk Factors” in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

PART I

Item 1.   BUSINESS

Unless otherwise indicated or the context otherwise requires, all references below in this filing to “we”, “us”, and the “Company” are to Ministry Partners Investment Company, LLC, a California limited liability company, together with its wholly-owned subsidiary, Ministry Partners Funding, LLC, a Delaware limited liability entity that was formed as a special purpose entity to purchase qualifying mortgage loans.

History of the Company

We were incorporated in California in 1991 as a credit union service organization (“CUSO”) that would invest in and purchase mortgage loans originated by Evangelical Christian Credit Union, a California chartered not-for-profit credit union (“ECCU”).  We are currently owned by a group of 13 federal and state chartered credit unions, none of which owns a majority of voting common equity units in the Company.  Two of the credit unions own only preferred units while the others own both common and preferred units.  On December 31, 2008, we filed Articles of Organization-Conversion with the California Secretary of State pursuant to which the Company was converted from a California corporation to a limited liability company organized under California law.

As a CUSO, we invest in and originate loans made to evangelical churches and ministry organizations.  Our loan investments are generally secured by a first lien on church properties and/or ministry related properties.  Although we have expanded our role as an originator of church mortgage loans, ECCU remains our primary source of mortgage loan investments.  We also use ECCU as our primary servicer for our mortgage loans and to provide underwriting and loan processing services.

Prior to 2007, our primary business focused on the acquisition of special purpose mortgage loans that were granted to evangelical Christian churches and organizations in connection with the acquisition, development and/or renovation of churches or church related properties.  Funds to acquire these mortgage loans were provided through the issuance of notes to investors and equity investments.  In 2007, we created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), which purchases and warehouses church and ministry mortgages from us and ECCU for later securitization.

In the fourth quarter of 2007, we expanded our capabilities to originate and securitize qualifying church mortgage loans by entering into two borrowing facilities.  Given the collapse of mortgage-backed securities markets and severe credit crisis that has impacted global financial markets in 2008, we have not securitized any of the mortgage loans that our wholly-owned subsidiary, MPF, currently owns.

We are a California limited liability company and our principal executive offices are located at 915 West Imperial Highway Suite 120, Brea, California  92821.  Our telephone number is (714) 671-5720, and our web site is located at www.ministrypartners.org.

Overview of our Business

We are one of the few organizations within the western United States formed to assist evangelical Christian churches and organizations by providing financing for the acquisition, development and/or renovation of churches or church-related properties. To date, we have suffered minimal defaults on our mortgage loan investment(s), and we have not defaulted on or been delinquent in the payment of any interest or principal on our debt securities sold to investors or any of our borrowing facilities. While we have expanded the scope of our operations to include warehousing loans and reselling securitized pools of our church and ministry mortgage investments, we have not been able to complete a securitization offering of mortgage loans that are owned by our wholly-owned subsidiary, MPF, due to the credit crisis and collapse of mortgage-backed securities markets that became acute in 2008.

We were formed in 1991 by ECCU for the purpose of providing financial resources that could assist in meeting the demand for mortgage financing by churches, ministries and church-related organizations. Since then, this market segment has continued to grow, and both the size of the loans and number of qualified borrowers in this sector has steadily increased. The size of the church and ministry mortgage financing market in the United States has been estimated to range between $20 billion and $40 billion annually. While there is no assurance that this market will continue to grow in quantity and quality, we believe that the demand for these loans will continue to exceed the available lending and financing sources for this sector. We base our belief on our past experience with making loans to this market segment. Also, because the financial base and resources of church and ministry organizations has grown larger and these organizations increasingly employ more sophisticated accounting and budgetary practices, more financial institutions are now willing to originate, participate in or purchase loans in this market segment. As a result, a limited secondary market for these loans began to develop prior to the advent of the global credit crisis in 2008 which forced new issuers to postpone, delay or cancel proposed new commercial mortgage-backed securities.

With the availability of financing and mortgage-backed loan facilities being curtailed as global financial markets adjust to a lack of liquidity in credit markets, we have primarily relied upon generating profits from our investment mortgage loan portfolio.  Growth in our investment portfolio and expansion of origination and loan participation investments in member business loans originated by credit unions will necessarily depend upon raising additional capital and/or funding new borrowing facilities.

Conversion to LLC

Effective as of December 31, 2008, the Company converted from a corporation organized under California law to a limited liability company organized under the laws of the State of California.  With the filing of Articles of Organization-Conversion with the California Secretary of State, the separate existence of Ministry Partners Investment Corporation ceased and the entity continued by operation of law under the name Ministry Partners Investment Company, LLC.

By operation of law, the converted entity continued with all of the rights, privileges and powers of the Company and we are managed by a group of managers that previously served as our Board of Directors.  Our executive officers and key management team remained intact.  The converted entity by operation of law possessed all of the properties and assets of the converted corporation and remains responsible for all of the notes, debts, contract claims and obligations of the converted corporation.

With the conversion to the limited liability company form of organization, the Company seeks to combine in a single entity the best features of other organizational structures, thereby permitting our owners to obtain the benefit of a corporate limited liability shield, the pass-through tax and distribution benefits of a partnership, the avoidance of a corporate level tax offered by a partnership and the flexibility of making allocations of profit, loss and distributions offered by  partnership treatment under the Internal Revenue Code.

Since the conversion became effective, the Company has been managed by a group of managers that provides oversight of our affairs and will carry out their duties similar to the role and function that the Board of Directors performed under our previous bylaws.  Operating like a Board of Directors, the 5 managers have full, exclusive and complete discretion, power and authority to oversee the management of our affairs.  Instead of Articles of Incorporation and Bylaws, our management structure and governance procedures are now governed by the provisions of an Operating Agreement that has been entered into by our managers and members.

Loan Origination, Acquisition and Underwriting

For any church mortgage loans that we or our wholly-owned subsidiary, MPF, acquire from ECCU, we rely upon ECCU’s underwriting capabilities and experience in providing church and ministry related financing.  ECCU provides loan servicing for more than $2.1 billion in loans it has originated and sold to other financial institutions.  In 2008, we or our wholly-owned subsidiary, MPF, purchased $156.7 million in mortgage loans from ECCU.  We have also increased our in-house staff and devoted more resources to originating loans.  We rely on an internally developed loan and investment policy in originating our church loans.

Servicing

We currently rely upon ECCU to be our primary servicer for any loans that we originate or purchase.  All mortgage loans that are purchased by MPF are serviced by ECCU.  As of December 31, 2008, ECCU was servicing 184 loans for us or our wholly-owned subsidiary, MPF, which totals approximately $257.9 million in loan principal outstanding.  All loans purchased by MPF will be eligible for inclusion in a securitized loan portfolio that we intend to offer to investors in asset backed securities after the financial markets for mortgage-backed securities stabilizes and pricing for such securities becomes more feasible for new issuers.  Because the securitization markets for mortgage-backed securities have been seriously disrupted by the current global liquidity and credit crisis, there can be no guarantee that we will be able to sell any of our MPF mortgage loans as part of a pool of mortgage-backed securities in the near term.

Lending Activities

Types of Loans

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

As a credit union service organization, we provide additional funds that are used to acquire ministry loans originated by ECCU and made to its members.  Before 2007, we relied on ECCU for both the origination and underwriting of our mortgage loan investments. We have since expanded our operations to include direct loan origination business to evangelical organizations, churches, schools and ministries.  ECCU acts as our primary servicing agent for such loans under a servicing agreement.

Construction Loans

Construction loans may be made to finance the construction or restoration of facilities for schools, worship facilities or ministry related purposes.  These loans normally will have a final maturity that will not exceed five years, with a construction draw period that will not exceed 12 months.  In most instances, construction loans are interest-only on the outstanding balance drawn for construction.  Under our Church and Ministry Loan Policy, the maximum loan to value ratio for a construction loan is 90%.

Permanent Loans

We acquire or originate mortgage loans that may have an adjustable interest rate or fixed rate.  The term for a mortgage loan may not exceed 30 years and the maximum loan to value ratio may not exceed 90%.

Line of Credit

We may make line of credit arrangements available to borrowers to meet their temporary working capital needs.  The term of such arrangements typically will not exceed one year and provide for minimum interest payments during the term of the loan.  For loans made to members of credit unions that are secured by real property, accounts receivable, and/or inventory, the maximum loan to value ratio is 90% based upon the current value of the collateral.

Letters of Credit

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

We have expanded our operations to include loan origination activities, offering loans with fixed and variable interest rates.  We receive an origination fee and loan processing fee at the inception of each loan.  These fees may be added to the principal amount of the loan or paid at closing of the loan.  Our loan underwriting process involves a review and analysis of the church or ministry’s financial operation, the strength of the organization’s leadership team, prior history, financial capability, value of collateral and general creditworthiness.

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

•	Term of Loan. The remaining term of each mortgage loan must be thirty (30) years or less from the date we acquire or originate the loan.

•	Priority of Secured Interest. The mortgage loan must be evidenced by a written obligation and must be secured by a deed of trust on the mortgaged property.

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

•
Loan Limits. The aggregate total of all construction loans or loans secured by junior liens on real property may not exceed 200% of our tangible net worth.  The maximum aggregate amount of any loan or loans to one borrower (or to related entities) may not exceed 25% of our tangible net worth.  The maximum aggregate amount of unsecured loans to any one borrower  may not exceed 50% of our tangible net worth.  For any loan that exceeds 50% of our tangible net worth or 7% of our loan portfolio, whichever is less, the loan must be approved by our managers prior to funding.

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

With the conversion of the Company from a corporation to a limited liability company, the business and affairs of the Company are governed by a group of 10 managers.  Our managers establish our loan policies and review them periodically and have authorized designated loan officers and our President to make loans within certain limits established by our managers from time to time.  The managers also appointed a Credit Review Committee to review and carry out our loan policy.  The Credit Review Committee may approve loans up to 25% of our tangible net worth or 5% of our aggregate loan portfolio, whichever is less.  For loans exceeding the threshold, our managers have established an Investment Committee that reviews our loans and loan requests which exceed certain prescribed limits under our loan policies.   Upon approval, we issue a written loan commitment to the applicant that specifies the material terms of the loan.

Based in part on the foregoing criteria, we have adopted a risk rating system for rating the risk of our mortgage loan investments. Our managers and management team monitor portfolio composition regularly and may from time to time establish guidelines for management regulating the fraction of the portfolio that may be invested in each risk category.  We update the risk ratings of our mortgage loan portfolio at least annually.

Securitization

We formed MPF as a special purpose wholly-owned, bankruptcy remote, limited liability company under Delaware law for the purpose of serving as an acquisition vehicle that would purchase qualifying church mortgage loans that we or ECCU originate.  On October 30, 2007, we completed our first warehouse lending financing transaction under a Loan, Security and Servicing Agreement entered into by and among MPF, as borrower, Fairway Finance Company, LLC, as lender, ECCU, as servicer, BMO Capital Markets Corp., as agent, U.S. Bank National Association, as custodian and account bank, and Lyon Financial Services, Inc., as back-up servicer (the “BMO Facility”).  The BMO Facility provides that up to $150 million in qualifying church mortgage loans may be purchased by MPF.  We intend to enter into one or more future asset backed securitization transactions that will enable MPF to pay off short-term indebtedness, replenish funds for future mortgage loan investments, limit credit risk and lock in the spread between interest rates on borrowings with the interest rates on the mortgage loans we acquire or originate.

Although MPF has acquired $122.7 million of qualifying church mortgage loans in a bankruptcy remote special purpose entity since its inception, it currently holds $111.4 million in qualifying loans that are held with the intent to issue securities collateralized by these mortgage loans.  By securitizing mortgage loans in this manner, we minimize the credit risk on our mortgage loans up to the amount of the securities sold to investors and provide additional financing capabilities to serve our credit union equity holders and other credit union members.  In addition, the structure of this securitization transaction is intended to insulate the securitized loans purchased by our bankruptcy remote wholly-owned subsidiary, MPF, from our creditors if we file for bankruptcy so that the loans that secure the asset backed securities will not be encumbered or available to any of our creditors.

The current financial crisis facing financial institutions has seriously disrupted global credit markets, including the market for mortgage-backed securities such as those we plan to issue through MPF.  As a result, we believe that a term securitization offering is not possible at this time at prices that make economic sense for MPF and we have placed a hold on our plans to complete a mortgage asset backed securitization offering in 2009.

Recent Developments in Credit Markets

Recent and current conditions in the credit markets have adversely impacted our plan to offer a securitized pool of our mortgage loans under the BMO Facility.  Commencing in late 2007, the credit markets that we depend on for warehouse lending for origination, acquisition and securitization for our church mortgage loans began to deteriorate, and that deterioration has continued and even worsened in 2008.  Although these credit issues began with problems reported in the subprime market for residential home loans, these credit conditions have completely halted the completion of securitization transactions in most asset classes.

Despite actions by the Federal Reserve Bank to lower interest rates and increase liquidity, uncertainty among lenders and investors has continued to reduce liquidity, drive up the cost of lending and drive down the value of assets in these markets. Under these conditions, banks and other financial institutions have reported large losses, have demanded that borrowers reduce credit exposure to these illiquid assets resulting in “margin calls” or reductions in borrowing availability, and the collective effect of these events have caused massive sales of underlying assets that collateralize the loans. The need to deleverage the balance sheets of financial institutions and find buyers for illiquid assets has also resulted in further downward pressure on market values of the underlying assets of financial institutions that hold substantial investments in residential and commercial real property.

Our business model depends on the availability of credit, both for the funding of our acquisition of mortgage loans and origination of new loans and for the future securitization of pools of mortgage loans that have been acquired or originated and funded by short-term borrowings from warehouse lenders and other institutions providing lines of credit. The continued disruption and uncertainty in the credit markets have limited our access to new credit facilities with which to finance additional loan originations.  As a result, we are currently financing our loan origination activities solely out of the proceeds of sales of our debt securities and cash generated by our loan portfolio.  Until the crisis in the U.S financial system eases and credit becomes more available to finance companies such as ours, we expect to conduct limited loan origination activities.

Our Credit Facilities

Members United Facilities

On October 12, 2007, we entered into two note and security agreements with Members United. Members United is a federally chartered credit union located in Warrenville, Illinois, which provides financial services to member credit unions. One note and security agreement is for a secured $10 million revolving line of credit, which we refer to as the “$10 Million LOC,” and the other is for a secured $50 million revolving line of credit.  The latter was amended on May 14, 2008 to allow us to borrow up to $100 million through the revolving line of credit.  We refer to this as the “$100 Million CUSO Line.” Both credit facilities are secured by certain mortgage loans that we have acquired or originated. We use the $10 Million LOC for short-term liquidity purposes and the $100 Million CUSO Line for mortgage loan investments. We may use proceeds from either loan to service other debt securities.

On August 27, 2008, we borrowed the entire $10 million available on our $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month London Inter-Bank Offered Rate (“LIBOR”) plus 100 basis points.  The interest rate on the Members United term loan will be reset monthly.  Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of December 31, 2008, there was a $10.0 million outstanding balance on the Members United term loan.

The $100 Million CUSO Line expires on September 1, 2012. This loan requires interest-only payments during the draw period at the fixed offered rate set by Members United, or at a variable rate indexed to the Federal Funds rate at our option. After the draw period or term loan adjustment date expires, the then outstanding balance on the line will be paid monthly over a 5-year period based on a 30-year amortization at a rate of interest to be set by Members United at the time the loan is converted.  As of December 31, 2008, the balance on the $100 Million CUSO Line was $89.9 million, and the weighted average interest rate on the facility draws that have been made under the facility was 4.33%.  Please see section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Credit Facilities Developments,” for a further discussion of this borrowing facility.

Both credit facilities are recourse obligations secured by designated mortgage loans that we have originated or acquired. We must maintain collateral in the form of eligible mortgage loans, as defined in the line of credit agreements, after the initial pledge of $5 million of mortgage loans. As of December 31, 2008, approximately $111.4 million of loans were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. We have the right to substitute or replace one or more of the mortgage loans serving as collateral.

The $100 Million CUSO Line contains certain affirmative covenants that are typical for a credit facility of this nature, including requiring that we keep our collateral free of liens and encumbrances, timely pay the amounts due under the facility and provide Members United with current financial statements and reports.  Other negative covenants prevent us from selling all of our assets, from consolidating with or merging into another entity, from impairing or incurring a lien on the collateral securing the credit facility or creating new indebtedness incurred outside ordinary borrowings in the sale of debt and note securities, loans entered into for purchasing or originating mortgage loans, or borrowings entered into by our wholly-owned subsidiary, MPF, to acquire eligible mortgage loans.

BMO Facility

On October 30, 2007, we completed our first warehouse lending  financing transaction with Fairway Finance Company, LLC and BMO Capital Markets Corp.  Under the terms of the BMO Facility, MPF was authorized to acquire up to $150 million in qualifying mortgage loans that we or ECCU originate.  The BMO Facility contemplates that MPF will be able to consummate a securitization transaction, thereby enabling MPF to pay off its outstanding indebtedness to its warehouse lender and continue to originate, purchase and warehouse qualifying church mortgage loans.

The BMO Facility requires that MPF maintain a minimum borrowing equity of $20 million or a 75% maximum loan to asset ratio relative to the net pool balance of eligible mortgage loans that may be purchased by MPF, as adjusted for certain concentration limits for eligible loans, whichever is less.  Failure to satisfy this minimum borrower equity threshold is an event of default under the loan documents.  Although the BMO Facility has a termination date of October 30, 2010, the termination date may be accelerated if certain termination events occur under the loan documents.

The BMO Facility contains standard borrower representations, covenants and events of default, including failing to make required payments on the credit facility, failing to timely cure a borrowing base deficit, incurrence of a default under MPF's mortgage loan purchase agreements, the occurrence of an event causing termination of the service agreement, the occurrence of a material adverse event that affects MPF's ability to collect on its mortgage loan investments, and other default provisions typical of warehouse financing agreements. The agreements also contain customary borrower affirmative and negative covenants that require MPF to operate its activities as a special purpose bankruptcy remote entity, and to conduct its affairs and operations with ourselves and any other affiliated entities on an arms-length basis.

As part of the BMO Facility financing arrangement, the Bank of Montreal, in its capacity as a liquidity purchaser, BMO Capital Markets Corp., as liquidity agent, and Fairway Finance Company, LLC, in its capacity as lender, entered into a Liquidity Asset Purchase Agreement dated October 30, 2007 (the “Liquidity Agreement”). Under the terms of that Liquidity Agreement, the Bank of Montreal agreed to serve as a liquidity bank for the BMO Facility.  As a result of deteriorating global credit market conditions, the Liquidity Agreement was terminated by BMO Capital Markets Corp. on or about October 30, 2008 due to the Bank of Montreal’s refusal to renew its agreement to provide financing assistance under the BMO Facility.

With the termination of the Liquidity Agreement on or about October 30, 2008, a “facility termination date” occurred under the BMO Facility loan documents.  As a result, MPF could no longer request that any excess funds remaining in the facility collection account be distributed to MPF after any amounts due under the facility were paid.  In addition, on or after the occurrence of a facility termination date, BMO Capital Markets Corp. is permitted to require that all funds held in the collection account be used to pay all outstanding expenses and costs due under the facility, then to accrued and unpaid interest on the outstanding indebtedness under the facility and any remaining amounts applied to reduce the loan balance on the facility to zero.  The termination of the Liquidity Agreement also causes all cash payments received from mortgage payments in the facility collection account to remain in the facility, thereby preventing MPF from gaining access to any excess funds available in the BMO Facility collection account after all accrued interest, expenses and facility costs have been paid.

Commencing on or after April 30, 2009, and continuing not less than twelve months thereafter, MPF has also agreed to enter into a term securitization financing transaction, whole loan sale or other refinancing event in an amount equal to or greater than $50 million for the purpose of arranging takeout financing for certain mortgage loans held in the facility.  Failure to meet this takeout financing commitment constitutes an event of default under the BMO Facility loan documents.  We have met with representatives of BMO Capital Markets Corp. to discuss an acceptable solution to this takeout financing requirement in light of the global credit crisis.  We intend to continue these discussions in an effort to find a mutually acceptable solution and we expect to complete these negotiations on or before April 30, 2009.  Assuming that we can satisfy all conditions imposed for an extension and/or waiver of certain provisions in the BMO Facility loan documents, we are also requesting that MPF be permitted to request distributions of a portion of any excess funds held in the facility collection account from time to time after payment of costs, expenses and accrued interest.

In an effort to address our obligations under the BMO Facility, we intend to expand our efforts to raise additional capital through the issuance of debt securities and other investment vehicles in order to enhance our liquidity and availability of capital funds.  In addition, we are also evaluating strategies for reducing our balance sheet leverage that could include the sale of mortgage assets to banks, credit unions, financial institutions and other investors.

Competition

Although the demand for church financing is both broad and fragmented, no one firm has a dominant competitive position in the market.  We compete with church bond financing companies, banks, savings and loan associations, denominational loan funds, REITs, insurance companies and other financial institutions to service this market.  Many of these entities have greater marketing resources, extensive networks of offices and locations, larger staffs and lower cost of operations due to their size.  We believe, however, we have developed an efficient, effective and economical operation that (i) specializes in identifying and creating a diversified portfolio of church mortgage loans that we or ECCU originate and (ii) preserves our capital base and generates consistent income for distribution to our note holders and equity investors.

We rely upon the extensive experience of our officers, management and managers in working with ministry related financing transactions, loan origination, investment in churches, schools, ministries and non-profit organizations.  We also rely upon the extensive experience of ECCU, its management team and directors in meeting the financial needs of churches, ministries, schools and ministry minded members.  Our agreements  with ECCU provide a steady source of mortgage loans that are originated or serviced by ECCU and also provide us with a network of relationships with ministry oriented investors, entities and organizations that are active in financing ministry related projects.

Regulation

We are organized as a credit union service organization and, as a result, are subject to the regulations promulgated by the National Credit Union Administration that apply to CUSOs.  As a CUSO, we primarily serve the interests of credit union equity holders and members of such credit unions.  We are also subject to various laws and regulations which govern:  (1) credit granting activities; (2) establishment of maximum interest rates; (3) disclosures to borrowers and investors in our equity securities; (4) secured transactions; (5) foreclosure, judicial sale and creditor remedies that are available to a secured lender; and (6) the licensure requirements of mortgage lenders, finance lenders, brokers and financiers.

We conduct loan originating activities for churches and related ministry projects.  Many states regulate the investment in or origination of mortgage loans.  Under the California Finance Lender’s Law, no lender may engage in the business of providing services as a “finance lender” or “broker” without obtaining a license from the California Department of Corporations, unless otherwise exempt under the law.  We conduct our commercial lending activities under California Finance Lender License # 603F994.

As we expand our loan originations outside of the state of California, we will have to comply with laws and regulations of those states.  The statutes which govern mortgage lending and origination vary from state to state.  Because these laws are constantly changing, due in part, to the challenge facing the housing industry and financial institutions from subprime lending activities, it is difficult to comprehensively identify, accurately interpret and effectively train our personnel with respect to all of these laws and regulations.  We intend to comply with all applicable laws and regulations wherever we do business, and will undertake a best efforts program to do so, including the engagement of professional consultants, legal counsel, and other experts as deemed necessary by our management.

Effective with the filing of Articles of Organization-Conversion with the California Secretary of State, we have converted from a corporate form of organization to a limited liability company organized under the laws of the State of California.  Commencing on December 31, 2008, we intend to be treated as a partnership rather than a corporation for U.S. tax law purposes.  As a result, profits and losses will flow directly to our equity investors under the provisions of our Operating Agreement and organizational documents.  If we fail to qualify as a partnership in any taxable year, we will be subject to federal income tax on our net taxable income at regular corporate tax rates.  As a limited liability company organized under California law, we are also subject to an annual franchise fee plus a gross receipts tax on our gross revenues from our California based activities if our income is in excess of $250 thousand per year.

Patents, Trademarks and Licensing

We do not rely upon any significant patent, trademark, license or franchise to operate our business.  We own the rights to the trademarks “Ministry Partners Investment Corporation®” and “Ministry Partners®” and design and have obtained U.S. trademark registrations for both marks with the U.S. Patent and Trademark Office.

Employees

Effective as of January 1, 2008, we entered into a staffing agreement with Administaff Companies, II, L.P. for personnel and administrative services.  As of December 31, 2008, we had a total of nine full-time employees we engage under this arrangement.  None of our employees are covered by a collective bargaining agreement, and we believe that we have an excellent relationship with our employees and staff.

Item 1A.  RISK FACTORS

Our business faces many risks.  The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, and the value of our equity securities could decline. The U.S. economy is currently in an economic recession and we expect this to have a significant impact on our business and operations, including, without limitation, the credit quality of our loan portfolio, our liquidity and our earnings. You should know that many of the risks described may apply to more than just the subsection in which we grouped them for the purpose of this presentation. As a result, you should consider all of the following risks, together with all of the other information in this Annual Report on Form 10-K, before deciding to invest in our securities.

Risks Related to the Financial Services Industry and Financial Markets

We do not know what impact the U.S. government’s plans to purchase large amounts of illiquid, mortgage-backed and other securities, or its plans to modify the terms of outstanding loans, will have on the financial markets or our business.

In response to the financial crises affecting the banking system, financial markets, investment banks and other financial institutions, the U.S. government enacted the Emergency Economic Stabilization Act of 2008, or EESA, on October 3, 2008. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. As part of this plan, the U.S. government also recently made preferred equity investments in a number of the largest financial institutions. More recently, the U.S. government has approved an additional financial stimulus package, and President Obama and members of Congress have proposed modifying the terms of certain loans, including real estate mortgages and asset-backed securities. On March 23, 2009, President Obama announced new initiatives that address major regulatory changes in the manner that financial institutions will be governed in an effort to remove distressed assets from the balance sheet of banks and financial institutions that have substantial investments in mortgage-backed securities.  It is not clear what impact these initiatives will have on the financial markets, including the illiquidity in the global credit markets and the downward trends and extreme levels of volatility in the global equity markets. Moreover, while the details of some of these initiatives are not yet finalized, it appears that these initiatives will not directly benefit our business.

Continuance of current economic conditions could further harm our financial condition, income and ability to make distributions to our equity holders.

Beginning in mid-2007 and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real estate-related assets, has been subject to unprecedented turmoil.  This turmoil has resulted in severe limitations on the availability of credit, significant declines in the value of real estate and real estate related assets, impairment of the ability of many borrowers to repay their obligations and illiquidity in the markets for real estate and real estate-related assets.  These events have had significant adverse effects on our business including significant increases in our provision for loan losses and the unavailability of financing to provide securitization financing for the loans we hold in our wholly-owned subsidiary, MPF, and support our current and new mortgage loan investments.  Continuation of current economic conditions could further harm our financial condition, income and ability to make distributions to our equity investors.

Deterioration of market conditions will likely continue to negatively impact our business, results of operations and financial condition, including liquidity.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on our business. These factors include, among other things:

•	Interest rates and credit spreads;

•	The availability of credit, including the price, terms and conditions under which it can be obtained;

•	Loan values relative to the value of the underlying real estate assets;

•	Default rates on special purpose mortgage loans for churches and ministries and the amount of the related losses;

•	The actual and perceived state of the real estate markets for church properties and special use facilities; and

•	Unemployment rates.

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate-related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets generally.  These conditions worsened during 2008 as a result of the ongoing global credit and liquidity crisis and continue to have a significantly negative impact on our ability to obtain capital at attractive borrowing rates.  We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity.  If the challenging conditions continue, we may experience further tightening of liquidity, additional impairment charges as well as additional challenges in raising capital and obtaining investment or other financing on attractive terms or at all.  In addition, if current market conditions continue or deteriorate and we are unable to restructure our short-term borrowing facilities, we could experience a rapid, significant deterioration of our liquidity, business, results of operations and financial condition.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods similar to those we are currently experiencing in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, or renovation of their worship facilities. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in such loans. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our equity investors.

Interest rate fluctuations and shifts in the yield curve may cause losses.

Our primary interest rate exposures relate to our mortgage loan investments, floating rate debt obligations and interest rate swaps. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to originate and acquire mortgages and the value of our mortgage investments.

In the event of a significant rising interest rate environment and/or economic downturn, loan defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

Our ability to execute our business strategy, particularly the growth of our mortgage loan investments portfolio, depends to a significant degree on our ability to obtain additional capital. Our financing strategy is dependent on our ability to obtain debt financing at rates that provide a positive net spread. If spreads for such liabilities widen or if availability of credit facilities ceases to exist, then our ability to execute future financings will be severely restricted.

Risks of our Business

Our ability to obtain additional liquidity and capital resources has been, and may continue to be, adversely affected by the global recessionary economic conditions and adverse developments in the capital markets.

Our business requires a substantial amount of liquidity to fund investments, to pay expenses, to increase our total mortgage loan investments, make interest payments to our note investors, and to acquire and hold assets. Developments in the capital markets have substantially reduced the debt and equity capital available to us and have adversely affected our ability to consummate a securitization transaction that would enable us to satisfy our takeout financing covenant in our BMO Facility and execute our business plan.

With respect to our borrowing facilities, we believe that certain types of financing arrangements that we have used will not be available for the foreseeable future to fund the acquisition or origination of mortgage loan investments we have typically acquired, including warehouse lines of credit for short-term financing and securitizations for long-term financing of our mortgage loan investments. Our continued use of secured bank financing will depend on our ability to negotiate renewals and acceptable modifications of our current lines of credit.

 We are seeking, and expect we will continue to seek, alternative financing arrangements in response to current market conditions, but we cannot assure you that we will be able to develop these financing sources on acceptable interest terms, or at all. We may need to use a combination of approaches that involves the sale of a portion of our mortgage loan investments, identifying new credit union investors, or other institutional investors to the extent feasible. Our ability to originate and acquire mortgage loan investments may decline under alternative financing arrangements which may result in lower income and cash flow for distribution and a reduction in our mortgage loan investments assets.

The failure to secure financing on acceptable terms or in sufficient amounts may reduce our income by limiting our ability to originate loans and acquire mortgage loan investments and reduce our interest income and increase our financing expense. A reduction in our net income could impair our liquidity and our ability to make distributions to our investors. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.

We may not be able to finance our investments on a long-term basis on attractive terms, including by means of securitization, which may require us to seek more costly financing for our investments or to liquidate assets.

When we acquire mortgage loans that we finance on a short-term basis with a view to securitization or other long-term financing through our wholly-owned subsidiary, MPF, we bear the risk of being unable to securitize the assets or otherwise finance them on a long-term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long-term basis, we may be unable to pay down our short-term credit facilities, or be required to liquidate the assets at a loss in order to do so. For example, as a result of the continued deterioration in the credit markets beginning in 2007, financing investments with securitizations or other long-term non-recourse financing not subject to margin requirements has not been available or economical for the past year, and we do not expect it to be possible or economical to complete a securitization financing transaction for the foreseeable future. These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will result in fewer loan acquisitions or originations of profitable mortgages and thereby reduce the amount of our earnings available for distribution to our equity investors and funds available for operations and investments.

If we are unable to obtain an extension or waiver of our commitment to complete a securitization transaction by April 30, 2009 under our BMO Facility, an event of default would occur under our loan documents.

When we entered into the BMO Facility, we anticipated that any mortgage investments made by our wholly-owned subsidiary, MPF, would be warehoused for future securitization in a  mortgage-backed securities financing transaction.  Under our BMO Facility loan documents, we agreed that commencing on or after April 30, 2009, and continuing not less than 12 months thereafter, MPF  would enter into a term securitization financing transaction, whole loan sale or other refinancing event in an amount equal to or greater than $50 million for the purpose of arranging takeout financing for certain mortgage loans held in the facility.

Our BMO Facility was not designed to be a long-term financing arrangement and its continued use depends on our ability to arrange for, complete and fund the repayment of this facility in minimum increments of $50 million or more commencing on or after April 30, 2009.  As of December 31, 2008, MPF owed $85.3 million under the BMO Facility.  If we are unable to obtain a waiver, extension or modification of this takeout financing covenant, an event of default will occur under the BMO Facility loan documents.  In that event, the lender will be able to exercise any and all remedies under the loan documents which would include increasing the interest rate on the facility to the prime rate plus 2%, seizing collateral or selling assets.

If an event of default occurs under the BMO Facility, all of the assets in the facility would be subject to seizure or sale, but the lender would not be able to obtain payment from us to repay any indebtedness owed under the facility.  We are currently in discussions with representatives of our BMO Facility lender to work out an acceptable extension, waiver or restructuring of our credit facility.  While we expect to successfully complete these discussions on or before April 30, 2009, we cannot assure investors that we will be able to successfully restructure this facility on favorable terms or at all.  If we are unsuccessful in this restructuring or modification of the facility, our liquidity could be materially impaired, an event of default under our BMO Facility and Members United credit facility could occur and lead to other consequences which would have a material adverse effect on our business.

Although we seek to favorably match the interest rate return on our mortgage loan investments with out debt financing commitments, we are subject to significant interest rate risk.

Our investment and business strategy depends on our ability to successfully finance our investments in mortgage loans that provide a positive spread as compared to our cost of borrowing.  A substantial portion of our loan investments provide for a fixed interest rate with a typical five year maturity.  Most of our borrowing arrangements with our note investors and credit facility lenders, however, provide for variable rates of interest that are indexed to short-term borrowing rates. As a result, the volatility of interest rates could result in reduced earnings or losses for us and negatively affect our ability to make distributions of earnings to our equity investors.

Limitations on our liquidity and ability to raise capital may adversely affect us.

 Liquidity management is critical to the management of our balance sheet and our ability to grow our business and meet our financing commitments. Our primary sources of liquidity are our bank credit facilities, issuances of debt and equity securities in capital markets transactions, prepayments and repayments of our loan assets and, to a lesser extent, sales of mortgage assets.

Our general practice in recent years has been to fund loan acquisitions with borrowings under our bank facilities. We then repay borrowings on our bank facilities with proceeds from the sale of investor notes, mortgage loan prepayments and repayments and our operating income. Our ability to access capital to repay borrowings under our bank facilities is subject to variability based upon a number of factors, including volatility in the capital markets, the relative interest rates that we are prepared to pay for our debt facilities, the ability of our borrowers to access capital to repay or prepay their obligations to us and our ability to sell our mortgage loan assets. Any occurrence that disrupts our ability to access capital from these sources may have a material adverse effect on our ability to grow our business, meet our commitments and make distributions.

Under the terms of our $100 Million CUSO Line, two loan tranches of $42,816,455 and $23,961,623 become subject to an interest rate adjustment on April 3, 2009.  Once the draw period of the facility expires, or the line is fully drawn, the outstanding balance due under such loans will be termed out over a five year period with a 30 year amortization payment schedule.  We are continuing to negotiate with Members United to convert the $100 Million CUSO Line to a term loan arrangement with a mutually acceptable interest rate.

While we are optimistic that we will be able to restructure our debt facility arrangements with Members United in the next few months, no assurances or guarantees can be given that we will be able to reach an agreement on a mutually acceptable interest rate, maturity term or other loan modification terms.  Failure to reach an acceptable debt restructuring agreement could have a material adverse effect on our earnings if the interest rate on the Members United loan facility exceeds our expected interest income from our mortgage loan investments.

Thus, we will need access to substantial capital during the first half of 2009 at times and in amounts that may not match with the timing, terms, conditions and covenants of our credit facilities.  While we believe that we have sufficient access to capital under our bank facilities and from our equity note investors to meet these commitments, our access to liquidity to originate and acquire mortgage loans will be substantially limited unless and until we can successfully restructure our credit facilities with Members United, BMO Capital Markets Corp. and Fairway Finance, LLC.

Our reliance on significant amounts of debt to finance investments may subject us to an increased risk of loss, reduce our return on investments, reduce our ability to make distributions to our equity investors and possibly result in the foreclosure of any assets subject to secured financing.

We have historically incurred a significant amount of debt to finance operations, which could compound losses and reduce our ability to make distributions to our equity investors. Changes in market conditions have caused, and may continue to cause, availability of financing to decrease and the cost of financing to increase relative to the income that we can derive from investments, which has impaired, and may continue to impair, the returns we can achieve and our ability to make distributions to our equity investors. Our debt service payments reduce the net income available for distributions to our equity investors. Most of our assets are pledged as collateral for borrowings. To the extent that we fail to meet our debt service obligations, we risk the loss of some or all of our respective assets to foreclosure or sale to satisfy these debt obligations. Currently, our Articles of Organization and Operating Agreement do not impose any limitations on the extent to which we may leverage our assets.

Our financing arrangements contain covenants that restrict our operations, and any default under these arrangements would inhibit our ability to grow our business, increase revenue and make distributions to our equity investors.

Our financing arrangements contain extensive restrictions, covenants and events of default. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. Any event of default may materially adversely affect us. These agreements may contain cross-default provisions so that an event of default under any agreement will trigger an event of default under other agreements, giving our lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and enforce their rights by foreclosing on or otherwise liquidating collateral pledged under these agreements.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities. Furthermore, our default under any of our financing arrangements could have a material adverse effect on our business, financial condition, liquidity and results of operations and our ability to make distributions to our equity investors.

We engage in transactions with related parties and our policies and procedures regarding these transactions may be insufficient to address any conflicts of interest that may arise.

Under our code of business conduct, we have established procedures regarding the review, approval and ratification of transactions which may give rise to a conflict of interest between us and any employee, officer, trustee, their immediate family members, other businesses under their control and other related persons. In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with several related entities. These procedures may not be sufficient to address any conflicts of interest that may arise.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. If our reserves for credit losses prove inadequate we could suffer losses which would have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends.

We are subject to the risks associated with loan participations, such as less than full control rights.

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.

Increases in interest rates during the term of a loan may adversely impact a borrower's ability to repay a loan at maturity or to prepay a loan.

If interest rates increase during the term of our loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Increasing interest rates may hinder a borrower's ability to refinance our loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing or because the value of the property has decreased. If a borrower is unable to repay our loan at maturity, we could suffer a loss and we will not be able to reinvest proceeds in assets with higher interest rates. As a result, our financial performance and ability to make distributions to our members could be materially adversely affected.

Our growth is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to grow our balance sheet assets through leverage. Our organizational and governing documents do not limit the amount of indebtedness which we may incur. Our managers have overall responsibility for our financing strategy. Member approval is not required for changes to our financing strategy.

Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when there is an expectation that it will enhance returns, although there can be no assurance that our use of leverage will prove to be beneficial. Moreover, there can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets or a financial loss if we are required to liquidate assets at a commercially inopportune time.

Because we share some common managers and officers with ECCU, our management has conflicts of interest with the interests of ECCU.

Some of our managers and officers are also directors and/or officers of ECCU.  Conflicts of interest are inherent in mortgage loan transactions between ourselves and ECCU.  These conflicts of interest are inherent in:

•              Our decisions as to which mortgage loans ECCU will make available to us;
•              Our decisions as to the price and terms of mortgage loans ECCU offers to us;
•              Our determinations as to the creditworthiness of borrowers of mortgage loans ECCU offers to us;
•              our Chairman and Chief Executive Officer is a full time employee of ECCU;
•              two of our managers are also employees of ECCU;
•              one of our managers is also a director of ECCU;
•              we acquire most of our mortgage loan investments from or through ECCU;
•              we contract with ECCU for our office facilities and administrative services; and
•              we contract with ECCU to underwrite, process and service our mortgage loan investments.

We may from time to time have insufficient liquidity, which could impair our ability to timely pay some or all of our debt obligations.

From time to time, our revenues could be less than our debt obligations. This could be true even though the principal amount of our receivables exceeds that of our liabilities because the rates of payment on our receivables may be slower than that on our obligations. Ordinarily, we expect to be able to draw on our cash reserves and our credit facilities to fund these shortfalls. However, if these shortfalls are greater than we anticipate and/or our cash resources are not sufficient, we would need to look for additional financing. If additional financing is not available, we could default on the payment of some or all of our debt securities. Also, a delay or default in the payment of a significant amount of our mortgage loan investments would impair our ability to pay our other debt.

Unexpected interest rate fluctuations could reduce or eliminate our profit margins.

Our profitability is primarily a function of the spread between the yield on our mortgage loan investments and the interest rates we must pay on our debt securities and on our credit facilities. A decrease in this spread would adversely affect our profits and could hamper our ability to pay our debt obligations, our general administrative expenses and our other operating costs.

The rapid increase in our mortgage loan investments has been financed in material part through the use of leverage, which may reduce the return on our investments and cash available for distribution.

Our portfolio has been financed in material part through the use of leverage.  Using leverage subjects us to risks associated with debt financing, including the risks that:

• the cash provided by our operating activities will not be sufficient to meet required payments of principal and interest;

• the cost of financing will increase relative to the income from the assets financed, reducing the income we have available to make distributions to our equity investors; and

• our investments may have maturities that differ from the maturities of the related financing and, consequently, the risk that the terms of any refinancing we obtain will not be as favorable as the terms of our existing credit facilities.

If we are unable to secure refinancing or modifications of our currently outstanding credit facilities, when due, on acceptable terms, we may be forced to dispose of some of our assets upon disadvantageous terms or to obtain financing at unfavorable terms, either of which may result in losses to us or reduce the cash flow available to meet our debt service obligations or to make distributions to our equity investors.

Any hedging transactions that we enter into may limit our gains or result in losses.

We use derivatives to hedge a portion of our interest rate exposure, and this approach has certain risks, including the risk that losses on a hedge position will reduce the cash available for distribution to our equity investors and that such losses may exceed the amount invested in such instruments. We have adopted a general policy with respect to the use of derivatives, which generally allows us to use derivatives where appropriate, but does not set forth specific policies and procedures or require that we hedge any specific amount of risk. From time to time, we use derivative instruments in our risk management strategy to limit the effects of changes in interest rates on our mortgage loan investments. A hedge may not be effective in eliminating all of the risks inherent in any particular position. Our profitability may be adversely affected during any period as a result of the use of derivatives.

Our Loan Portfolio is concentrated geographically and focused on loans to churches and religious organizations.

We are among a limited number of institutions specialized in providing loans to evangelical churches and church organizations. Moreover, a majority of our loans are to California borrowers or are secured by properties located in California, a market that has been negatively impacted by the collapse of the residential real estate market and decrease in real estate prices. Even though the number of institutions making and/or investing in mortgage loans to churches and church related organizations has increased in recent years, these loans are secured by special purpose facilities. As a result, if the properties securing such mortgages must be sold, there may be a limited number of buyers available for such properties. Nevertheless, we believe that there is a great deal of diversity in the types of not-for-profit organizations and entities that could be potential acquirers of properties of this nature, including, but not limited to, other churches, schools, clinics, community development agencies, universities and educational institutions, day care, social services, assisted living facilities and relief organizations.

We may need, from time to time, to sell or hypothecate our mortgage loan investments.

Because the market for our mortgage loans is specialized, the prices at which our portfolio could be liquidated are uncertain. The amount we would realize is dependent on several factors, including the quality and yield of similar mortgage loans and the prevailing financial market and economic conditions. It is possible that we could realize substantially less than the face amount of our mortgage loans, should we be required to sell or hypothecate them. Thus, the amount we could realize for the liquidation of our mortgage loan investments is uncertain and cannot be predicted.

We depend on reinvestments by our investors to maintain and increase our asset base.

In the past, we have sold a significant amount of our new debt securities to our existing investors when their debt securities matured. Historically, we have enjoyed a significant rate of reinvestment by our investors upon maturity of their debt obligations. For example, during the years 2008 and 2007, 76% and 72%, respectively, of our investors extended their investments or reinvested in new debt securities upon maturity of their notes. There is no assurance that these past rates of reinvestment will continue in the future. If our investors do not reinvest in substantial amounts, our ability to maintain or grow our asset base could be impaired.

In the event a borrower defaults on one of our mortgage loan investments, we will generally need to recover our investment through the sale of the property securing the loan.

In that event, the value of the real property security may prove insufficient, in which case we would not recover the amount of our investment Even though an appraisal of the property may be obtained at the time the loan is originated, the property's value could decline as a result of a number of subsequent events, including:

•	uninsured casualty loss (such as an earthquake or flood);
•	a decline in the local real estate market;
•	undiscovered defects on the property;
•	waste or neglect of the property;
•	a downturn in demographic and residential trends;
•
a decline in growth in the area in which the property is located. Also, churches and church-related properties are generally not as marketable as more common commercial, retail or residential properties.

The occurrence of any of these factors could severely impair the value of our security for our mortgage loan investment.

There is a possibility that we could incur foreclosures and losses in connection with our mortgage loan investments during recessionary or depressed economic periods.

Recessionary or depressed periods typically occur on a cyclic basis by an unpredictable time and with uncertain lengths. Also, such events can be triggered by terrorist acts, war, large scale economic dislocations, or widespread and large corporate bankruptcies. The effects of these events cannot presently be predicted. We could incur losses as a result of borrower defaults and foreclosures on our mortgage loan investments. Also, during times of recession or depression, the demand for our mortgage loans, even in times of declining interest rates, is likely to decline. Also, in connection with any sale or hypothecation of a mortgage loan, we would likely have to agree to be responsible in whole or in part for a limited period of time for any delinquencies or default. If we should experience significant delinquency rates, our revenues would materially decrease and, subject to our other available cash resources at the time, our ability to timely pay our debt securities obligations or our other indebtedness may be substantially impaired.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our business offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720.

We currently rent our offices (approximately 4,970 square feet of rentable space) from ECCU under the terms of an Office Lease dated November 4, 2008.  The lease has an initial term of five years and we have an option to renew for two additional periods of five years each.  For 2008, base rent was $8,946 per month.  In the second year of the lease, base rent will increase to $9,443 per month.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 11, 2008, the Company held a special meeting of stockholders to consider and act upon a proposed Plan of Conversion pursuant to which the Company would convert from a corporation organized under California law to a limited liability company organized under California law.  The Plan of Conversion was approved by the Company’s common stockholders and holders of Class I and Class II Preferred Stock at a Special Meeting of Stockholders held at the Company’s offices in Brea, California.

To approve the Plan of Conversion, a majority of the total number of shares of common stock outstanding as of the record date and two-thirds of the Class I and Class II Preferred Stock, voting separately as a class, was required to approve the Plan.  100% of the Company’s common stockholders, 96.6% of the holders of the Company’s Class I Preferred Stock and 100% of the Company’s Class II Preferred Stock approved the adoption of the Plan of Conversion.  No votes were cast against the proposal.

PART II

Item 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

There is no public market for our Class A Common Units and Series A Units.  Effective as of December 31, 2008, the Company filed Articles of Organization-Conversion with the California Secretary of State pursuant to which the Company converted from a California corporation to a California limited liability company.  As a result of the conversion, each share of the Company’s common stock immediately outstanding prior to the conversion date was converted into one fully paid and non-assessable unit of our Class A Common Units and each holder of our Class I and Class II Preferred Stock received one Series A Unit for each share of Class I and Class II Preferred Stock exchanged.  As a result of the conversion, the Company has a total of 11 common equity holders who own a total of  our 146,522 Class A Common Units.

Sale of Equity Securities by Issuer

On September 12, 2008, we sold 11,578 shares of our Class I Preferred Stock to one of our equity investors at a price of $100 per share.

Purchases of Equity Securities by Issuer

On March 27, 2008, we purchased 500 shares of our Class I Preferred Stock at a price of $100 per share in a private transaction.  On November 7, 2008, we purchased 1,400 shares of Class I Preferred Stock in a separate and unrelated private transaction prior to completion of our Plan of Conversion at a price of $100 per share.

Dividends

We have to date paid regular dividends on our Class I and Class II Preferred Stock prior to the conversion of the Company from a corporation to a limited liability company, and after the conversion, our Series A Units.  For 2007 and 2008, we paid no dividends on our common stock.

During 2007 and 2008, we declared dividends on our Class I and Class II Preferred Stock as follows:

CLASS I PREFERRED STOCK
Quarter	Dividends Declared and Paid per Share
	2008	2007

Fourth	$1.029	$1.561
Third	$1.469	$1.762
Second	$1.316	$1.830
First	$1.101	$1.753
Total dividends declared	$4.915	$6.906

CLASS II PREFERRED STOCK
Quarter	Dividends Declared and Paid per Share
	2008	2007

Fourth	$0.252	$0.252
Third	$0.252	$0.252
Second	$0.249	$0.249
First	$0.249	$0.247
Total dividends declared	$1.002	$1.000

With the approval of our Plan of Conversion and filing of Articles of Organization-Conversion with the California Secretary of State, our profits and losses will be allocated to the holders of common units and preferred units in a manner that provides a preferential return for the Series A Unit holders.  Each holder of a Series A Unit will be entitled to receive a quarterly preferred return payment that is equal to a percentage of the $100 per unit liquidation preference, which percentage will be one hundred ninety (190) basis points higher than the LIBOR for one year in effect on the last day of the calendar month for which the preferred return is declared by the managers (“Preferred Income Payment”).  This percentage will be applied to the liquidation preference of the Series A Units in the amount of $100 per unit.

Preferred Income Payments will have priority over payment of profits or income to the Class A Unit holders and any series or class of common units that are hereafter issued.  In the event that we accrue cumulative Preferred Income Payments that have not been paid, no distribution of earnings may be made to the holders of common units until such Preferred Income Payments have been made.

In addition to quarterly Preferred Income Payments, we have also agreed to set aside funds for payment to the holders of the Series A Units an amount equal to 10% of the our net profits earned for any fiscal year, after subtracting the amount of quarterly Preferred Income Payments made during such year.  This priority distribution of our net profits after payment of quarterly Preferred Income Payments will be made to holders of the Series A Units on a pro rata basis.  The balance of any profits, taking into consideration the preferred distribution to the holders of Series A Units, will be allocated to all holders of our common units in proportion to their percentage interests in our common units.

In the event of a loss, the Operating Agreement provides that losses will be allocated first to the holders of common units and then to the Series A Unit holders until their respective capital accounts have been reduced to zero.  If the capital accounts of the members cannot offset the entire loss, the balance will be allocated, pro rata, to the holders of common units in proportion to their respective ownership interest in the Company.

Item 6.  SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on Form 10-K and in the press releases and other communications to equity members issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We obtain funds for our mortgage loan investments from the sale of our debt securities, which are sold primarily to investors who are in or associated with the Christian community, including individuals, ministries and organizations associated with evangelical churches and their governing associations.  We also obtain funds from lines of credit provided by financial institutions and from our equity investors.

Our goals are to provide funds for loans to evangelical churches and church organizations on a cost effective basis, and to provide funds for member business loans originated by other credit unions. In addition, we intend to operate in such a way as to provide competitive yields to purchasers of our notes, earnings for our common and Series A Unit holders, and a general increase in the value of our Class A Common Units and Series A Units for the benefit of our investors.

We serve as a financing source for evangelical Christian churches and organizations and fund the purchase of mortgage loans through the sale of investor notes and equity investments, and since 2007, through borrowings.  With the completion of the BMO Facility and Members United financing facilities in 2007, our total assets grew from $67.7 million at December 31, 2006 to $275.1 million at December 31, 2008.  Total liabilities also grew from $54.6 at December 31, 2006, to $262.3 million at December 31, 2008.  Of these total liabilities owed as of December 31, 2008, (i) $85.3 million was owed by MPF under the BMO Facility; (ii) $10 million on the $10 Million LOC to Members United; (iii) $89.9 million on the $100 Million CUSO Line to Members United; and (iv) $75.8 million to our note investors.

With the rapid increase in our total assets and liabilities on our balance sheet, interest income received on our investments increased from $3.1 million in fiscal year 2006 to $13.8 million for fiscal year 2008.  Because we benefitted from low short-term interest rates on our short-term borrowing facilities in 2008 and certain tax benefits realized in connection with our conversion to a limited liability company form of organization, our net income increased to $744 thousand for fiscal year 2008, as compared to a net loss of $299 thousand in fiscal year 2007.  Our continued profitability will depend upon (i) successfully matching and managing our investment returns from the mortgages that we originate, acquire and hold with our short-term borrowing costs; (ii) finding alternative sources of capital to enable us to decrease our reliance on debt financing for future growth; (iii) adding additional services that will generate non-interest income in order to diversify our sources of income; and (iv) successfully restructuring our line of credit arrangements with Members United and BMO Capital Markets Corp.

New Opportunities

The continued dislocation in the global credit markets has limited our access to new credit facilities with which to finance additional loan originations.  As a result, we are currently financing our loan origination activities solely out of the proceeds of sales of our debt securities and cash generated by our loan portfolio.  Until the crisis in the U.S financial system eases and credit becomes more available to finance companies such as ours, we expect to conduct limited loan origination activities.

While our loan origination and securitization activities have been curtailed by the global financial crisis, we have identified a number of business opportunities that do not depend on raising new capital or increasing our debt leverage ratios.  Among those activities are consulting services to borrowers and lenders in our specialized niche, including rendering advice on debt restructuring, troubled loan workouts, and providing other financial services to borrowers.  We believe our extensive experience and expertise in the church finance services industry positions us to earn significant fee income from these activities.

In addition, we have planned important investments in data processing systems that will enable us to build value creation platforms in the areas of loan servicing and loan origination for third party lenders.  These systems also have the potential to deliver long-term cost reduction to our operations by eliminating the need for certain outsourced services and by streamlining credit and portfolio administrative services.  We expect to have substantially completed these investments in systems and their implementation by the end of 2009.

We also intend to expand our efforts to raise capital through the issuance of debt securities and other investment vehicles in 2009 in order to increase our liquidity and capital funds.  In addition, we may consider strategies for reducing our leverage that may include the sale of mortgage loan assets on the open market to banks, credit unions, and other investors.

Our loan portfolio continues to perform at an acceptable level.  As of December 31, 2008, the 90-day delinquency rate in our loan portfolio, on a consolidated basis, was 1.05%.  We modified two loans to assist the borrowers in meeting their obligations, and one loan was in foreclosure.

Conversion to Limited Liability Company

Effective as of  December 31, 2008, we have converted to a California limited liability company pursuant to a plan of conversion approved by our shareholders on December 11, 2008.  We developed the plan and executed this statutory conversion primarily to eliminate our ongoing income tax liabilities and provide for a more flexible capital raising structure.  Pursuant to a valuation performed by an independent consultant in connection with the conversion, we have concluded that we will be entitled to recover approximately $140 thousand of federal income taxes paid in previous years as a result of the adoption of the Plan of Conversion.

Consolidated Results of Operations

Our Balance Sheet for the Years Ended December 31, 2008 and 2007

At December 31, 2008 and 2007, we held mortgage loans representing $257.2 and $116.3 million, respectively.  Mortgage loans constituted 93.5% and 96.0% of our total assets at December 31, 2008 and 2007, respectively.  During the year ended December 31, 2008, we acquired or originated $176.0 million of loans, including $60.3 million by MPF.  We acquired $156.7 million in loans from ECCU in 2008, as compared to $73.3 million in 2007.

As of December 31, 2008, approximately 90% of all loans that we or MPF owned were originated by ECCU and purchased in whole or as a participation interest.  The remainder were originated directly through our loan origination services.  As of December 31, 2008, we had one loan with a balance of $2.7 million that was more than 90 days past due and was on non-accrual status.  In addition, we had two loans with balances totaling $2.3 million at December 31, 2008 that were restructured during the fourth quarter.  We had no impaired loans, non-accrual loans, or loans past due more than 90 days at December 31, 2007.  We have had no writeoffs of our loans.

As of December 31, 2008, our total borrowings under our BMO Facility was $85.3 million.  We used the BMO Facility to purchase loans from us or ECCU until such time as they can be included in a securitization transaction.  We previously had a line of credit facility with ECCU, which was terminated in October, 2007.  We had no borrowings under the ECCU line of credit as of December 31, 2007.  Including our BMO Facility and the $100 Million CUSO Line, our line of credit borrowings increased to $175.1 million at December 31, 2008, as compared to $46.3 million at December 31, 2007.  We also had $10.0 million outstanding on the Members United term note.  As of December 31, 2008, the balance on our $100 Million CUSO Line was $89.9 million.

Obligations to our note investors increased from $62.1 million at December 31, 2007 to $75.8 million at December 31, 2008.  Our total liabilities at December 31, 2008 and 2007 were $262.3 and $109.2 million, respectively.  Our total equity was $12.8 and $11.9 million at December 31, 2008 and 2007, respectively.

Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

Despite a challenging credit market, primarily driven by a collapse in the liquidity of mortgage-backed securities, we had a record year of earnings and net income for our company.  As further described below, the most significant factors influencing our consolidated results for the year ended December 31, 2008, as compared to 2007 were:

•	the growth in our total assets and mortgage loan investments from $121 million at December 31, 2007 to $275 million at December 31, 2008;

•	for most of 2008, we were able to benefit from lower borrowing costs for our credit facilities;

•	our conversion from a corporation form of organization to a limited liability company, thereby providing significant income tax savings;

•	an increased provision for loan losses;

•	increased operating costs incurred as a result of expanding our office facilities and added complexity of our operations; and

•	the increase in net interest income resulting from the growth in our mortgage loan assets.

Interest income on loans increased from $4.6 million to $13.5 million for the year ended December 31, 2008 due to increases in mortgage loans that we acquired.  Total interest income increased from $4.9 million to $13.8 million during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Interest expense on our lines of credit increased from $377 thousand in 2007 to $6.1 million due to increases on our borrowings under the BMO Facility and Members United loan facilities.  Our interest expense payable to our note investors increased from $3.2 million to $3.6 million for the year ended December 31, 2008, primarily due to an increase in the amount of notes outstanding.

Total interest expense increased from $3.6 million to $9.8 million as a result of these increased borrowing obligations.  Net interest income increased to $4.1 million for 2008, as compared to $1.3 million in 2007.  Non-interest income increased from $8 thousand in 2007 to $39 thousand in 2008, primarily due to an increase in late fees and loan referral fees received.

Personnel expenses for salaries increased $211 thousand, or 23.8%, to $1.1 million for 2008 compared to $886 thousand during 2007.  This increase is the result of adding support personnel in the finance and accounting, loan, and note departments during 2008.  Our office expenses, insurance and related operations expenses increased by $809 thousand, or 163.4%, to $1.3 million, as compared to $495 thousand for the year ended December 31, 2007.  The increase in office expenses is related to an increase in the size of our company.

Professional costs for legal, accounting and consulting services increased by $237 thousand,  or 75.7%, to $550 thousand, as compared to $313 thousand.   These increased expenses were due to a full year of amortization of costs related to opening the BMO Facility and Members United financing transactions, as well as to additional legal and accounting services required as our company has grown in size and complexity.  During 2008, we completed a new securities offering of our Class A Notes, entered into a new trust indenture relationship with US Bank as trustee, consummated a conversion of our company to a limited liability company and completed a restructuring of our capital structure and have adapted to increasing reporting and accounting complexities as our operations have expanded.   The increase in salary expense, office operations expense, and expenses related to legal and accounting services caused non-interest expenses to increase from $1.8 million during 2007 to $3.0 million during 2008, an increase of 68.9%.

For the year ended December 31, 2008, we earned net income of $744 thousand, as compared to net loss of $299 thousand for the year ended December 31, 2007, an increase of $1.0 million.  This increase was primarily due to the additional loans receivable acquired during the year at higher interest rates than the rates paid on the additional debt incurred.

Comparison of the Years Ended December 31, 2007 and December 31, 2006

Interest income on loans increased from $3.0 million to $4.6 million for the year ended December 31, 2007, primarily due to increases in mortgage loans that we acquired.  Total interest income increased from $3.1 million to $4.9 million at December 31, 2007, as compared to the year ended December 31, 2006.

Interest expense on our lines of credit increased from $-0- in 2006 to $377 thousand due to our borrowings under the BMO Facility and Members United loan facilities.  Our interest expense payable to our debt security holders increased from $2.4 million to $3.2 million for the year ended December 31, 2007, primarily due to an increase in the amount of notes outstanding from $54.3 million at December 31, 2006 to $62.1 million at December 31, 2007.

Total interest expenses increased from $2.4 million to $3.6 million as a result of these increased borrowing obligations.  Net interest income increased to $1.3 million for 2007, as compared to $747 thousand in 2006.

Non-interest income decreased from $233 thousand  to $8 thousand in 2007, primarily due to lower consulting fees and loan commitment fees on letters of credit.

Personnel expenses for salaries increased $475 thousand, or 115.2%, to $886 thousand compared to $411 thousand.  We have added a new Vice President of Lending and Vice President Finance and Accounting in an effort to expand our services and operations.

Our office expenses, insurance and related operations expenses increased by $314 thousand, or 174.3%, to $495 thousand, as compared to $181 thousand for the year ended December 31, 2006.  Professional costs for legal, accounting and consulting services increased by $154 thousand, or 97.1%, to $313 thousand, as compared to $159 thousand.   These increased expenses were due to costs incurred in undertaking the BMO Facility and Members United financing transactions, restructuring of our trustee arrangements for our note investors, engaging in capital raising initiatives, and our efforts to respond to new accounting guidelines for consolidating entities and corporate governance.

Non-interest expenses increased from $832 thousand to $1.8 million, an increase of $965 thousand or 115.9%.  This increase is primarily attributable to increases in salaries and benefits of $475 thousand, office operations and other expenses of $314 thousand and legal and accounting expenses of $154 thousand.

For the year ended December 31, 2007, we incurred a net loss of $299 thousand, as compared to net earnings of $98 thousand for the year ended December 31, 2006, a decrease of $397 thousand or 404.1%.  This decrease was primarily due to an increase in non-interest expense of $965 thousand and a decrease in non-interest income of $225 thousand, which were offset by an increase in net interest income of $584 thousand and a decrease in the income tax provision of $208 thousand.

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

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Distribution, Rate and Yield Analysis of Net Interest Income

			For the Years Ended December 31,
		2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$11,549	$383	3.32%	$6,058	$294	4.85%
Total loans [1]	202,420	13,451	6.65%	69,508	4,639	6.67%
Total interest-earning assets	$213,969	$13,834	6.47%	75,566	4,933	6.53%

Liabilities:
Public offering notes – Alpha Class	$34,860	$1,875	5.38%	$26,498	$1,447	5.46%
Public offering notes –Class A	15,444	761	4.93%	- -	- -	- -
Special offering notes	18,476	968	5.24%	31,689	1,748	5.52%
International notes	514	28	5.45%	505	29	5.65%
Lines of credit and other borrowings	133,428	6,123	4.59%	4,456	377	8.46%

Total interest-bearing liabilities	$202,722	$9,755	4.81%	$63,148	$3,601	5.70%

Net interest income		$4,079			$1,332
Net interest margin [2]			1.91%			1.76%

[1] Loans are gross of deferred loan fees and the allowance for loan losses.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $214.0 million during the year ended December 31, 2008, from $75.6 million, an increase of $138.4 million or 183.1%. The average yield on these assets increased to 6.47% for the year ended December 31, 2008 from 6.53% for the year ended December 31, 2007. This average yield increase was related to higher interest rates on loans we or our wholly-owned subsidiary, MPF, acquired during 2008, particularly on loans we originated. Average interest-bearing liabilities, consisting primarily of notes payable, increased to $202.7 million during the year ended December 31, 2008, from $63.1 million during 2007. The average rate paid on these notes decreased to 4.81% for the year ended December 31, 2008, from 5.70% for 2007. The decrease in the rate paid on interest-bearing liabilities was primarily the result of our lines of credit composing a higher percentage of our interest-bearing liabilities.  Our lines of credit incur interest expense at lower rates than our investor notes.

Net interest income for the year ended December 31, 2008 was $4.1 million, which was an increase of $2.8 million, or 215.4% over the prior year. The net interest margin increased 15 basis points to 1.91% for the year ended December 31, 2008, as compared to 1.76% for 2007.  This increase was a result of higher yield on loans combined with lower rates on lines of credit and other borrowings, which now comprise a large portion of interest-bearing liabilities.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to Change in
Increase in Interest Income:	Volume	Rate	Total
Interest-earning account with other financial institutions	$203	$(114)	$89
Total loans	8,833	(21)	8,812
	$9,036	$(135)	$8,901

Increase (Decrease) in Interest Expense:
Public offering notes – Class A-1	- -	- -	- -
Public offering notes – Alpha Class	450	(22)	428
Public offering notes – Class A	761	- -	761
Special offering notes	(696)	(84)	(780)
International notes	1	(2)	(1)
Lines of credit and other borrowings	5,997	(251)	5,746
	$6,513	$(359)	$6,154
Change in net interest income	$2,523	$224	$2,747

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to Change in
Increase in Interest Income:	Volume	Rate	Total
Interest-earning account with other financial institutions	$227	$(24)	$(203)
Total loans	1,599	(2)	1,597
	$1,826	$(26)	$1,800

Increase (Decrease) in Interest Expense:
Public offering notes – Class A-1	(2)	(2)	(4)
Public offering notes – Alpha Class	344	142	486
Public offering notes – Class A	--	--	--
Special offering notes	109	237	346
International notes	8	3	11
Lines of credit	377	--	377
	$836	$380	$1,216
Change in net interest income	$990	$(406)	$584

Cash and Cash Equivalents

We experienced an increase in our cash during the twelve months ended December 31, 2008 in the amount of $12.6 million, as compared to a net decrease of $5.4 million for the twelve months ended December 31, 2007. This increase was due to an increase in net cash provided by operating activities and financing activities.

Net cash provided by operating activities totaled $1.0 million for the twelve months ended December 31, 2008, an increase of $1.8 million from $751 thousand used in operating activities during the twelve months ended December 31, 2007.

Net cash used in investing activities totaled $141.4 million during the twelve months ended December 31, 2008, compared to $56.5 million used during the twelve months ended December 31, 2007, an increase in cash used of $84.9 million. This difference is attributable to more cash used for the purchase of loans during the twelve months ended December 31, 2008, as compared to the same period in 2007.

Net cash provided by financing activities totaled $153.0 million for the twelve-month period in 2008, an increase of $101.1 million from $51.9 million provided by financing activities during the twelve months ended December 31, 2007. This difference is primarily attributable to an increase in our borrowings under our line of credit facilities.

Liquidity and Capital Resources

The U.S. economy is currently in a recession. We are facing substantial obstacles in our efforts to borrow funds, and we are being forced to de-leverage our balance sheet until credit conditions stabilize.  We expect to experience higher costs, and less advantageous financing terms for financing our mortgage loan portfolio in 2009, as compared to short-term borrowing costs and financing terms that were available in 2008.  Financing our portfolio of mortgage loan assets also has become more challenging to us as a result of our inability to complete a securitization transaction in 2009 and the expressed desire of both of our facility lenders to reduce their exposure to our mortgage loan assets.

We rely on cash generated from our operations, cash reserves, proceeds from the sale of investor notes, and borrowings under our lines of credit to meet our obligations as they arise.  From time to time, we also generate funds from the sale of mortgage loans and loan participations and raise additional capital through the sale of debt and equity securities.  We require cash to originate and acquire new mortgage loans, repay indebtedness, make interest payments to our note investors and pay expenses related to our general business operations.  We intend to continue our current liquidity plan which relies primarily on cash generated by operations, cash reserves, proceeds from the sale of debt securities, and borrowings under our lines of credit to the extent available. Our continuing ability to rely on credit facilities to originate and acquire mortgage loan investments is dependent upon our efforts to restructure our BMO Facility and the Members United credit facilities in the first six months of 2009.

Our management prepared liquidity forecasts which indicate that we have adequate liquidity to conduct our business.  While we believe that these expected cash inflows and outflows are reasonable, we cannot assure you that our forecasts or assumptions will prove to be accurate, particularly in this volatile credit and financial environment.  While our liquidity sources that include cash, reserves, borrowings on existing facilities and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets, and raise additional debt or equity capital is less certain and less immediate.  As a result, we can give no assurances that we will be able to access these additional liquidity sources quickly enough to meet our needs.

Historically, we have experienced significant rates of reinvestment or renewal by our debt security investors upon maturity of their investments. However, should these sources prove insufficient to fund our operations and obligations, we also have an existing portfolio of performing mortgage loans and believe that we can generate additional liquidity through the sale of participation interests and mortgage loan assets to make payments on our credit facilities, pay interest to our note investors and pay operating expenses.

We base this belief on the size and quality of our mortgage loan investments and management’s belief that we will be able to find purchasers of those loans on a timely basis.  These sales transactions are dependent on and subject, however, to market and economic conditions and our ability to consummate an acceptable purchase commitment.  As we continue to work with our lenders in our borrowing facilities on acceptable modifications and adjustments to our loan facilities, we may use the proceeds from these sales transactions to make principal repayments on our borrowing facilities.

Credit Facilities Developments

The ongoing credit and liquidity crisis has adversely affected our ability to finance the origination of new church mortgages and acquisition of other profitable church mortgage loans.  When we formed MPF and entered into the BMO Facility in October, 2007, we anticipated that any mortgage investments made by our wholly-owned subsidiary, MPF, would be warehoused for future securitization in a mortgage-backed securities financing transaction.  Although the BMO Facility provides that up to $150 million in qualifying church mortgage loans may be purchased by MPF, as of December 31, 2008, it holds $114.0 million in qualifying loans.

We also have two credit facilities with Members United that we use to originate, acquire and finance our mortgage loan investments and for general operating expenses.  Through 2008, we were unable to securitize any of the loan assets that are held by MPF in the BMO Facility and we expect the term debt securitization market to remain inaccessible in 2009.  For further information on our credit facilities, see Note 5, Lines of Credit, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

As of December 31, 2008, our credit facilities’ commitments and principal amounts outstanding were as follows:

Credit Facility	Committed Capacity	Principal Outstanding

Members United Line of Credit	$10 million	$10 million
Members United CUSO Line	$100 million	$89.9 million
BMO Capital Markets Corp.	$150 million	$85.3 million

Members United Facilities

On August 27, 2008, we borrowed the entire $10 million available on our Members United $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month LIBOR plus 100 basis points.  The interest rate on the Members United term loan will be reset monthly.  Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of December 31, 2008, there was a $10.0 million outstanding balance on the Members United term loan.

On May 15, 2008, we entered into a CUSO Line of Credit Facility Note and Security Agreement with Members United Corporate Federal Credit Union.  The $100 million loan facility replaced the $50 million credit facility that was entered into with Members United on October 8, 2007.  Funds used on the $100 million facility may be used to acquire mortgage loan investments that we or our wholly-owned subsidiary, MPF, acquire.  Under the $100 Million CUSO Line, we may request advances under a “demand loan” or “term loan”.  A demand loan is a loan with a maximum term of one year and a variable rate based upon the prime rate quoted by the Wall Street Journal, as adjusted by a spread as determined by Members United.  A term loan is a fixed or variable loan that has a set maturity date not to exceed twelve years.

During the period when draws may be made, each advance on the $100 Million CUSO Line will accrue interest at either the offered rate by Members United for a fixed term draw or the  rate quoted by Bloomberg for the Federal Funds open rate plus 125 basis points for a variable rate draw.  Once the $100 Million CUSO Line is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  We are obligated to make interest payments on the outstanding principal balance of all demand loans and term loan advances at the applicable demand loan rate or term loan rate on the third Friday of each month.

As of December 31, 2008, the balance on the $100 Million CUSO Line was $89.9 million, and the weighted average interest rate on our borrowings under this facility was 4.33%.  Pursuant to the terms of our loan documents with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

As permitted under the $100 Million CUSO Line, we have requested advances for term loans in the following amounts:

Date of Advance	Amount	Current Interest Rate	Rate Adjustment Date

May 2, 2008	$ 5,400,000	3.73%	May 3, 2010

May 21, 2008	$11,900,000	3.84%	May 20, 2011

October 23, 2008	$42,816,455	6.50%	April 3, 2009

May 21, 2008	$ 3,000,000	3.47%	May 21, 2010

August 8, 2008	$ 2,800,000	1.46%	August 18, 2009

February 27, 2009	$23,961,623	1.46%	April 3, 2009

In September, 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and we have entered into discussions with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On April 3, 2009, the interest rate on two tranches of these term loans with a principal balance of $42,816,455 and $23,961,623 are scheduled to be adjusted.  In addition, the interest rate on another $2,800,000 tranche will become subject to an interest rate adjustment on August 18, 2009.

We are continuing our discussions with Members United regarding the interest rate to be charged on this facility once the outstanding amounts that become due are termed out over a five year period with a 30 year amortization schedule.  The interest rate on the $23,961,623 tranche that is scheduled for adjustment on April 3, 2009 has been extended on a month-to-month basis at a variable rate equal to the Federal Funds open rate plus 1.25%.  While we are optimistic that we will be able to restructure our debt facility arrangements with Members United in the next few months, no assurances or guarantees can be given that we will be able to reach an agreement on a mutually acceptable interest rate, maturity term or other loan modification terms.  Failure to reach an acceptable debt restructuring agreement could have a material adverse effect on the Company if the interest rate on the Members United loan facility exceeds our expected interest income from our mortgage loan investments.

BMO Facility

We have concluded that current conditions in the global financial and credit markets will prevent us from completing a securitization transaction for all or a portion of the mortgage loans that our wholly-owned subsidiary, MPF, holds in 2009.  Under the BMO Facility loan documents, we have agreed to enter into a term securitization financing transaction, whole loan sale or other refinancing event in an amount equal to or greater than $50 million for the purpose of arranging takeout financing for certain mortgage loans held in the facility.  Failure to meet this takeout financing commitment constitutes an event of default under the BMO Facility loan documents.  Given the current disruption in the global credit markets, including mortgage-backed securities, we will not be able to complete a takeout financing transaction prior to April 30, 2009.

In addition to our takeout financing commitment, we were also advised in October, 2008 that the Bank of Montreal chose not to renew its agreement to serve as the liquidity bank for the BMO Facility.  Because of its decision to terminate its liquidity arrangement, a “facility termination date” occurred under the BMO Facility loan documents.  As a result, MPF could make no new borrowings under the facility.  In addition, all funds held in the facility collection account that were received from borrowers were required to be used to pay all outstanding costs and expenses due under the facility, then to accrued and unpaid interest on the outstanding balance of the facility and any remaining amounts applied to reduce the loan balance to zero.  By withdrawing its support of the BMO Facility, all new borrowings under the facility and cash payments received in the facility collection account remain in such account, thereby preventing us from gaining access to any excess funds available in the account for liquidity and cash purposes after all accrued interest, expenses and facility costs have been paid.

If we are unsuccessful in obtaining a waiver, extension or modification of our covenant to complete a takeout financing transaction on or before April 30, 2009, an event of default will occur under the BMO Facility loan documents.  In that event, the lender will be entitled to exercise any and all remedies under the BMO Facility loan documents.  These remedies include, but are not limited to, seizing collateral, selling assets, or increasing the rate of interest on the loan to the prime rate, plus 2%.

We have met with representatives of BMO Capital Markets Corp. in an effort to reach a mutually acceptable solution to the takeout financing covenant and termination of the Liquidity Agreement by the Bank of Montreal.  We expect to complete these negotiations and enter into a modification arrangement on or before April 30, 2009.  Although we cannot guarantee a successful outcome in these discussions, we anticipate that we will be able to reach an agreement that will avoid any declaration of an event of default under the BMO Facility loan documents.

As a result of the action taken by BMO Capital Markets Corp. in terminating the Liquidity Agreement, our ability to fund the origination and acquisition of church and ministry mortgage loans has been substantially curtailed.  Due to the lack of borrowing facilities, we currently fund our loan origination activities solely out of the proceeds of sales of our debt securities and cash generated by our loan portfolio.  In this current credit and financial market, lack of access to liquidity markets means that we have restricted access to funding sources that were previously available.  Until we are able to gain access to additional liquidity, we plan to limit our origination and acquisition of mortgage loans and refrain from making distributions of earnings on our Class A Units.

In summary, we have been adversely affected by the disruption in global credit markets and economic recession by the following factors: (i) our inability to complete a securitization transaction for our BMO Facility loans in 2008 or 2009; (ii) the withdrawal of our liquidity bank in the BMO Facility, which has trapped all payments in such facility, thereby reducing our access to income generated by the facility; (iii) the higher cost of short-term interest rates we have to pay on our borrowings as measured by the spread to LIBOR costs; (iv) the reduced commitments in the amount of funds that we are authorized to borrow on our credit facilities; and (v) our need to restructure our credit facilities with BMO Capital Markets Corp. and Members United.  We are currently in discussions with our credit facility lenders to restructure our credit facilities and modify our loan agreements, and  we are seeking to complete these restructuring arrangements in the second quarter of 2009, but we can give no assurances that we will be able to successfully modify these credit facilities on favorable terms or at all.

Investor Notes

We also rely on our investor notes to make investments in mortgage loan assets and fund our general operations.  As of December 31, 2008, a total of $75.8 million was owed under these notes.  For further information on our investor notes, see Notes 8 and 9, “Notes Payable” and “Public Offerings” in our accompanying audited consolidated financial statements for the year ended December 31, 2008.  We have offered our investor notes under registered offerings with the U.S. Securities and Exchange Commission (“SEC”) and in private placements that are exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July, 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May, 2007.  As of December 31, 2008, $24.2 million of these notes were outstanding.

In addition to our Alpha Class Notes, in April, 2008, we registered with the SEC $80.0 million of new Class A Notes that consists of three series of notes, including a Fixed Series, Flex Series and Variable Series.  All Class A Notes are unsecured.  The interest rates we pay on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates we pay on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.

The Notes were issued under a Trust Indenture we entered into with U.S. Bank National Association.  The Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  At December 31, 2008, $36.5 million of these Class A Notes were outstanding.

Of the $75.8 million in investor notes that are outstanding at December 31, 2008, $49.8 million and $10.4 million will mature in 2009 and 2010, respectively.  Historically, we have a high rate of renewal or reinvestment by our note holders upon maturity of their notes.  In 2008 and 2007, 76% and 72% of our note investors renewed their investments in new notes.  While we cannot assure our investors that we will be able to continue this trend, we have a solid historical record of experience that supports our investor note program.

Debt Covenants

Our investor notes require that we comply with certain financial covenants including, without limitation, minimum net worth, interest coverage, restrictions on the distribution of earnings to our equity investors and incurring other indebtedness that is not permitted under the provisions of our loan and trust indenture.  If an event of default occurs under our investor notes, the trustee may declare the principal and accrued interest on all notes to be due and payable and may exercise other available remedies to collect payment on such notes.  We believe that we are in compliance with our debt covenants under the investor notes.

We are also required to comply with financial and non-financial covenants under our Members United credit facilities.  The Members United credit facilities contain certain affirmative covenants that are routine for a credit facility of this nature, including requiring that we keep the collateral free of liens and encumbrances, timely pay the amounts due under the facility and provide Members United with current financial statements and reports.  Other negative covenants prevent us from selling all of our assets, from consolidating with or merging into another entity, from impairing or incurring a lien on the collateral securing the credit facility or creating new indebtedness incurred outside ordinary borrowings in the sale of debt and note securities, loans entered into for purchasing or originating mortgage loans, or borrowings entered into by our wholly-owned subsidiary, MPF, to acquire eligible mortgage loans.  We believe that we are in compliance with these covenants.

Our covenants under the BMO Facility require that we and our wholly-owned subsidiary, MPF, comply with certain negative and affirmative covenants.  These include, but are not limited to, the following:

•	maintaining minimum borrower equity of $20 million or net pool balance of eligible mortgage loans that MPF may purchase, whichever is less;

•	completing a term securitization of $50 million or more on or before April 30, 2009 and continuing twelve months thereafter;

•	maintaining 100% ownership of MPF free and clear of any adverse claim;

•	performing and observing all terms, covenants and agreements required under the BMO Facility loan documents;

•	maintaining minimum availability on our working capital credit facilities plus cash and cash equivalents in an amount not less than $10 million;

•	conducting its activities as a special bankruptcy-remote limited liability company;

•	undertaking its activities and transactions with affiliated entities and persons on an arms-length basis; and

•	making all required payments due under the facility.

If MPF were to default under the BMO Facility loan documents, the lender could accelerate payment of all obligations payable, terminate their commitment under the facility, increase the interest rate charged on the indebtedness and undertake sale and collection remedies of the mortgage assets in the facility.  A default under the BMO Facility could also trigger cross-default provisions in our other debt facilities.

We believe that MPF is in compliance with its debt covenants under the BMO Facility subject, however, to our ability to obtain a waiver, extension or restructuring of our takeout financing covenant.  For further information on the developments regarding our BMO Facility, see Note 5, Lines of Credit, in our accompanying audited consolidated financial statements for the year ended December 31, 2008.

Special Purpose Entity

In October, 2007, we entered into the BMO Facility and formed MPF as our wholly-owned subsidiary.  MPF was formed as a special purpose limited liability company whose activities are restricted in its organizational and governing documents to invest in and hold qualifying church mortgage loans.  We formed this special purpose entity in order to legally isolate us from loans that we transfer to MPF in the event that a bankruptcy petition is filed by us or if we are subjected to bankruptcy proceedings.

Under generally accepted accounting principles, we are required to evaluate whether MPF is a variable interest entity, as defined by Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, (“FIN 46(R)”).  If we determine that we are the primary beneficiary of MPF, we consolidate the assets and liabilities of MPF for financial statement purposes.  In accordance with the provisions of FIN 46(R), we determined that we were the primary beneficiary of MPF and, therefore, consolidated the assets and liabilities of this entity for financial statement purposes.

Significant Accounting Estimates and Critical Accounting Policies

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an on-going basis, we evaluate these estimates, including those related the allowance for loan losses, and estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under conditions different from our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Under a cash flow hedge, derivative gains and losses that do not offset changes in the value of hedged asset or liability are recognized immediately in non-interest income.  For hedges that offset changes in the net value of the hedged liabilities, we defer the net settlement amount and amortize this amount into net interest income over the life of the hedged debt.

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

Allowance for Loan Losses

Determining an appropriate allowance for loan losses involves a significant degree of estimation and judgment. The process of estimating the allowance for loan losses may result in either a specific amount representing the impairment estimate or a range of possible amounts. Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” provides guidance on accounting for loan losses associated with pools of loans and requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated.  SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” provides guidance for accounting for impaired loans, and requires that a loss be recorded when the outstanding balance of an impaired loan is greater than either 1) the value of the underlying collateral less estimated selling costs for collateral dependent loans, or 2) the present value of expected cash flows for other impaired loans.

When management confirms that a loan is uncollectible, a loan loss is charged against our allowance for loan losses.  If there are subsequent recoveries, we credit such amounts to the allowance.  Financial Accounting Standards Board Interpretation (FASB) No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” states that a creditor should recognize the amount that is the best estimate within the estimated range of loan losses. Accordingly, the determination of an amount within the calculated range of losses is in recognition of the fact that historical charge-off experience, without adjustment, may not be representative of current impairment of the current portfolio of loans because of changed circumstances. Such changes may relate to changes in the age of loans in the portfolio, changes in the creditor’s underwriting standards, changes in economic conditions affecting borrowers in a geographic region, or changes in the business climate in a particular industry.

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

New Accounting Pronouncements

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities.  Management does not expect the adoption of SFAS No. 161 to have a material impact on the consolidated financial statements.

In 2008, the Company partially adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS 157 was issued to increase consistency and comparability in reporting fair values. The Company’s partial adoption of SFAS 157 did not have a material impact on the Company’s financial condition or results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Table of Contents
Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F6-28

Report of Independent Registered Public Accounting Firm

To The Members
Ministry Partners Investment Company, LLC
Brea, California

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Company, LLC and subsidiary as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

March 23, 2009

Ministry Partners Investment Company, LLC and Subsidiary
Consolidated Balance Sheets
December 31, 2008 and 2007
(Dollars in Thousands)

Assets	2008	2007

Cash	$14,889	$2,243
Loans, net of allowance for loan losses
of $489 and $126 in 2008 and 2007, respectively	257,176	116,310
Accrued interest receivable	1,374	518
Property and equipment, net	262	24
Debt issuance costs	979	1,340
Other assets	415	649
Total assets	$275,095	$121,084
Liabilities and Equity
Liabilities
Lines of credit and other borrowings	$185,146	$46,300
Notes payable	75,774	62,057
Accrued interest payable	292	180
Other liabilities	1,132	638
Total liabilities	262,344	109,175
Commitments and contingencies (Note 7)
Stockholders' equity
Class I preferred stock, 200,000 shares authorized,
-0- and 88,922 shares issued and outstanding
at December 31, 2008 and 2007, respectively; no par
value (liquidation preference value of $100 per share)	--	8,892
Class II preferred stock, 75,000 shares authorized, -0- and 19,000 shares issued and outstanding at December 31, 2008 and
2007, respectively; no par value (liquidation preference
value of $100 per share)	--	1,900
Common stock, 10,000,000 shares authorized; -0- and 146,522 shares issued and outstanding at December 31, 2008
and 2007, respectively; no par value	--	1,809
Accumulated deficit	--	(579)
Accumulated other comprehensive loss	--	(113)
Members' equity
Series A preferred units, 1,000,000 units authorized, 117,600 units issued and outstanding at December 31, 2008 (liquidation preference
of $100 per unit)	11,760	--
Class A common units, 1,000,000 units authorized, 146,522 units issued and	1,509	--
outstanding at December 31, 2008
Accumulated other comprehensive loss	(518)	--
Total equity	12,751	11,909
Total liabilities and equity	$275,095	$121,084

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ministry Partners Investment Company, LLC and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007
(Dollars in Thousands)

	2008	2007
Interest income
Loans	$13,451	$4,639
Interest on interest-bearing accounts	383	294

Total interest income	13,834	4,933

Interest expense
Lines of credit and other borrowings	6,123	377
Notes payable	3,632	3,224

Total Interest expense	9,755	3,601

Net interest income	4,079	1,332

Provision for loan losses	363	--

Net interest income after provision for loan losses	3,716	1,332

Non-interest income	39	8

Non-interest expenses
Salaries and benefits	1,097	886
Marketing and promotion	21	76
Office occupancy	62	24
Office operations and other expenses	1,304	495
Legal and accounting	550	313
Ministry support	--	2

Total non-interest expenses	3,034	1,796

Income (loss) before benefit from income taxes	721	(456)

Benefit from income taxes	(23)	(157)

Net income (loss)	$744	$(299)

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ministry Partners Investment Company, LLC and Subsidiary
Consolidated Statements of Equity
Years Ended December 31, 2008 and 2007
(Dollars in Thousands)

	Series A Preferred Units		Class A Common Units		Preferred Stock		Common Stock
	Number of Units	Amount	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2006	--	$--	--	$--	109,022	$10,902	146,522	$1,809	$350	$--	$13,061
Purchase of Class I preferred stock	--	--	--	--	(1,100)	(110)	--	--	--	--	(110)
Comprehensive loss:
Net loss	--	--	--	--	--	--	--	--	(299)	--	(299)
Change in value of interest rate swap	--	--	--	--	--	--	--	--		(113)	(113)
Total comprehensive loss											(412)
Dividends on preferred stock	--	--	--	--	--	--	--	--	(630)	--	(630)

Balance, December 31, 2007					107,922	10,792	146,522	1,809	(579)	(113)	11,909
Purchase of Class I preferred stock	--	--	--	--	(1,900)	(190)	--	--	--	--	(190)
Sale of Class I preferred stock					11,578	1,158	--	--	--	--	1,158
Comprehensive income:
Net income	--	--	--	--	--	--	--	--	744	--	744
Change in value of interest rate swap					--	--	--	--		(405)	(405)
Total comprehensive income											339
Dividends on preferred stock	--	--	--	--	--	--	--	--	(465)	--	(465)
Conversion of preferred stock into Series A preferred units	117,600	11,760	--	--	(117,600)	(11,760)	--	--	--	--	--
Conversion of common stock into Class A Units	--	--	146,522	1,509	--	--	(146,522)	(1,809)	300	--	--

Balance, December 31, 2008	117,600	$11,760	146,522	$1,509	--	$--	--	$--	$--	$(518)	$12,751

The Notes to Consolidated Financial Statements are an integral part of these statements.

Ministry Partners Investment Company, LLC and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007
(Dollars in Thousands)

	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$744	$(299)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities
Depreciation	14	2
Provision for loan losses	363	--
Amortization of deferred loan fees	(94)	(100)
Amortization of debt issuance costs	401	73
Net change in:
Deferred income tax benefit	116	(86)
Accrued interest receivable	(856)	(242)
Other assets	118	(546)
Other liabilities	241	447

Net cash provided by (used in) operating activities	1,047	(751)

Cash Flows from Investing Activities
Loan purchases	(156,731)	(73,295)
Loan originations	(19,309)	(12,471)
Loan sales	843	24,606
Loan principal collections, net	34,064	4,663
Purchase of property and equipment	(252)	(16)

Net cash used in investing activities	(141,385)	(56,513)

Cash Flows from Financing Activities
Net change in lines of credit and other borrowings	138,846	46,300
Net change in notes payable	13,717	7,726
Debt issuance costs	(41)	(1,413)
Net proceeds from issuance of preferred stock	1,158	--
Purchase of preferred stock	(190)	(110)
Dividends paid on preferred stock	(506)	(629)

Net cash provided by financing activities	152,984	51,874

Net increase (decrease) in cash	12,646	(5,390)

Cash at beginning of year	2,243	7,633

Cash at end of year	$14,889	$2,243

Supplemental Disclosures of Cash Flow Information
Interest paid	$9,642	$3,840
Income taxes paid	140	56
Change in value of interest rate swap	405	113

The Notes to Consolidated Financial Statements are an integral part of these statements.

Note 1.	Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company on December 31, 2008.  The Company is owned by a group of 13 federal and state chartered credit unions, none of which owns a majority of the voting common stock of the Company.  Two of the credit unions own only preferred units while the others own both common and preferred units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  Most of the Company’s loans are purchased from its largest equity investor, the Evangelical Christian Credit Union ("ECCU"), of Brea, California. The Company also originates church and ministry loans independently. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments are concentrated in California.

In 2007 the Company created a wholly owned special purpose subsidiary, Ministry Partners Funding, LLC ("MPF"), which warehouses church and ministry mortgages purchased from ECCU or originated by the Company for later securitization.  MPF has not yet securitized any of its loans.  MPF was formed to serve as a financing vehicle that will purchase qualifying church mortgage loans pending the consummation of a securitization transaction that will enable such loans to be accumulated and sold to investors through the purchase of an interest in a securities instrument.

Principles of Consolidation

The consolidated financial statements include the accounts of Ministry Partners Investment Company, LLC and its wholly-owned subsidiary, MPF. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company is required to maintain certain balances on hand in conjunction with its borrowing arrangement with BMO Capital as disclosed in Note 5.

Note 1.	Summary of Significant Accounting Policies (Continued)

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

Allowance for Loan Losses

The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the Company's Consolidated Statements of Operations as the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of general and unallocated components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general losses in the portfolio.  A specific component of the allowance also is considered in the event a loan becomes impaired.

Note 1.	Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Interest Rate Swap Agreements

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments that convert a portion of the Company’s variable-rate debt to a fixed rate (cash flow hedge).

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

Note 1.	Summary of Significant Accounting Policies (Continued)

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

Income Taxes

Through December 30, 2008, the Company was a C corporation, and thus recorded all current and deferred income taxes arising from its operations through that date. Deferred income tax assets and liabilities were determined based on the tax effects of temporary differences between the book and tax bases of the various assets and liabilities of the Company.

Effective December 31, 2008, the Company converted from a C corporation to a California limited liability company (LLC). As a result, the stockholders of the Company became members of the LLC on the conversion date. The LLC will be treated as a partnership for income tax purposes; therefore, the Company will no longer be a tax-paying entity for federal or state income tax purposes, and thus no federal or state income tax will be recorded in the financial statements after the date of conversion. Income and expenses of the Company will be passed through to the members of the LLC for tax reporting purposes. The Company will become subject to a California gross receipts fee of approximately $12,000 per year for years ending on and after December 31, 2009.

Note 1.	Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

Although the Company will no longer be an income tax-paying entity beginning in 2009, it is nonetheless subject to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, for all “open” tax periods for which the statute of limitations has not yet run. FASB Interpretation No. 48, which the Company adopted as of January 1, 2007, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

Recent Accounting Pronouncements

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities.  Management does not expect the adoption of SFAS No. 161 to have a material impact on the Company’s consolidated financial statements.

Note 2.	Related Party Transactions

The Company maintains most of its cash at ECCU. Total funds held with ECCU were $12.0 million and $1.5 million at December 31, 2008 and 2007, respectively. Interest earned on these funds totaled approximately $310.9 thousand and $88.7 thousand for the years ended December 31, 2008 and 2007, respectively.

The Company leases physical facilities from ECCU pursuant to an Office Lease dated November 4, 2008, and purchases other services from ECCU. Charges of approximately $164.2 thousand and $177.0 thousand for the years ended December 31, 2008 and 2007, respectively, were made for these services and are included in Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

During the year ended December 31, 2007, the Company leased its employees from ECCU. The Company paid $861.7 thousand for the employee costs during the year ended December 31, 2007. Effective January 1, 2008, the Company entered into a staffing agreement with Administaff Companies II, L.P., covering all employees pursuant to a client services agreement and terminated the leasing arrangement with ECCU.

Note 2.	Related Party Transactions (Continued)

In accordance with a mortgage loan purchase arrangement between the Company and ECCU, the Company purchased $156.7 million and $73.3 million of loans from ECCU during the years ended December 31, 2008 and 2007, respectively.  This includes $60.3 and $40.8 million purchased by MPF during the years ended December 31, 2008 and 2007, respectively.  The Company recognized $11.8 million and $4.1 million of interest income on loans purchased from ECCU during the years ended December 31, 2008 and 2007, respectively.  ECCU retains the servicing rights on loans it sells to the Company.  The Company paid loan servicing fees to ECCU of $732.5 thousand and $61.4 thousand in the years ended December 31, 2008 and 2007, respectively.  For liquidity management purposes, from time to time the Company has asked ECCU to repurchase some of the mortgage loan investments in order to provide short-term liquidity. Although ECCU has from time to time accommodated the Company in responding to such requests, ECCU is under no obligation to continue this practice. During the years ended December 31, 2008 and 2007, loans in the amount of $843.3 thousand and $24.6 million, respectively, were sold back to ECCU. No gain or loss was incurred on these sales.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as President, Midwest Region, of Members United Corporate Federal Credit Union (Members United).  See Note 5 for information regarding the Company’s borrowings from Members United.

On July 11, 2007, the Company’s Board of Directors approved by written consent an agreement pursuant to which the Company purchased a residence owned by the Company’s President and his wife for $450 thousand plus reasonable closing costs incurred in completing the purchase transaction.  The Board of Directors approved this purchase transaction as part of a relocation incentive arrangement.  On August 7, 2007, the Company completed the purchase of this property, and in January of 2008, the Company sold this property. The Company realized a loss of approximately $106 thousand from this transaction.

Note 3.           Loans

A summary of loans as of December 31 follows:

	2008	2007
Loans to evangelical churches and
related organizations:
Real estate secured	$254,869	$111,390
Construction	1,042	5,174
Unsecured	2,000	--

Total Loans	$257,911	$116,564

Deferred loan fees, net	(210)	(128)
Loan discount	(36)	--
Allowance for loan losses	(489)	(126)

Loans, net	$257,176	$116,310

Note 3.	Loans (Continued)

The loans fall into three categories:  loans purchased in whole from ECCU, loan participations purchased from ECCU, and loans originated directly by the Company.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2018. The loans earn interest at rates between 4.50% and 8.75%, with a weighted average yield of 6.60% as of December 31, 2008.

The allowance for loan losses was $489 thousand and $126 thousand as of December 31, 2008 and 2007, respectively. The Company has had no experience of loan loss. Management believes that the allowance for loan losses as of December 31, 2008 and 2007 is appropriate.

The Company holds one mortgage loan that is more than 90 days delinquent as of December 31, 2008 with a balance of $2.7 million. In accordance with the Company’s loan policy, this loan was placed on a non-accrual status, and $92 thousand of interest income was reversed. Management believes that this loan is adequately secured.

The following is a summary of information on impaired and non-accrual loans at December 31:

	2008	2007

Impaired loans without a valuation allowance	$ 4,025	--
Impaired loans with a valuation allowance	--	--

Total impaired loans	$4,025	$--

Valuation allowance for impaired loans	$--	$--

Total non-accrual loans	$2,700	$--

Total loans past due 90 days or more
and still accruing	$--	$--

Average investment in impaired loans during the year	$1,216	$--

Interest income recognized on impaired loans	$--	$--

No additional funds were committed to be advanced in connection with impaired loans.

Note 4.           Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2008	2007

Furniture and office equipment	$237	$24
Computer system	17	17
Leasehold improvements	25	--

	279	41
Less accumulated depreciation and amortization	(17)	(17)

	$262	$24

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 amounted to $14 thousand and $2 thousand, respectively.

Note 5.	Lines of Credit

Members United Facilities

On October 12, 2007, the Company entered into two note and security agreements with Members United. Members United is a federally chartered credit union located in Warrenville, Illinois, which provides financial services to member credit unions. One note and security agreement is for a secured $10 million revolving line of credit, which is referred to as the “$10 Million LOC,” and the other is for a secured $50 million revolving line of credit.  The latter was amended on May 8, 2008 to allow the Company to borrow up to $100 million through the revolving line of credit. The Company refers to this as the “$100 Million CUSO Line.” Both credit facilities are secured by certain mortgage loans. The Company intends to use the $10 Million LOC for short-term liquidity purposes and the $100 Million CUSO Line for mortgage loan investments.  The Company may use proceeds from either loan to service other debt securities.

On August 27, 2008, the Company borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month LIBOR plus 100 basis points.  The interest rate on the Members United term loan will be reset monthly.  Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of December 31, 2008, there was a $10.0 million outstanding balance on the Members United term loan.  The $10 Million LOC was not drawn upon in 2007.

Under the $100 Million CUSO Line, the Company may request advances under a “demand loan” or “term loan”.  A demand loan is a loan with a maximum term of one year and a variable rate based upon the prime rate quoted by the Wall Street Journal, as adjusted by a spread as determined by Members United.  A term loan is a fixed or variable loan that has a set maturity date not to exceed twelve years.

Note 5.	Lines of Credit (Continued)

Members United Facilities (Continued)

During the period when draws may be made, each advance on the $100 Million CUSO Line will accrue interest at either the offered rate by Members United for a fixed term draw or the  rate quoted by Bloomberg for the Federal Funds open rate plus 125 basis points for a variable rate draw.  Once the $100 Million CUSO Line is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  The Company is obligated to make interest payments on the outstanding principal balance of all demand loans and term loan advances at the applicable demand loan rate or term loan rate on the third Friday of each month.

As of December 31, 2008 and 2007, the balance on the $100 Million CUSO Line was $89.9 million and $4.7 million, respectively, and the weighted average interest rate on the Company’s borrowings under this facility was 4.33% and 4.87%, respectively.  Pursuant to the terms of the Company’s promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

In September, 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and the Company entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On April 3, 2009, the interest rates on two tranches of these term loans in the amounts of $42,816,455 and $23,961,623 are scheduled to be adjusted.  In addition, the interest rate on another $2,800,000 tranche will become subject to an interest rate adjustment on August 18, 2009.

The Company is continuing to negotiate with Members United regarding the interest rate to be charged on this facility once the outstanding amounts that become due are termed out over a five year period with a 30 year amortization schedule.  The interest rate on the $23,961,623 tranche that is scheduled for adjustment on April 3, 2009 has been extended on a month-to-month basis at a variable rate equal to the Federal Funds open rate plus 1.25%.  While the Company is optimistic that it will be able to restructure its debt facility arrangements with Members United in the next few months, no assurances or guarantees can be given that the Company will be able to reach an agreement on a mutually acceptable interest rate, maturity term or other loan modification terms.  Failure to reach an acceptable debt restructuring agreement could have a material adverse effect on the Company if the interest rate on the Members United loan facility exceeds the Company’s expected interest income from its mortgage loan investments.

Both credit facilities are recourse obligations secured by designated mortgage loans. The Company must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of December 31, 2008 and December 31, 2007, approximately $111.4 million and $5.2 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. The Company has the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and the Company’s other debt, and to provide Members United with current financial statements and reports.

Note 5.	Lines of Credit (Continued)

BMO Facility

On October 30, 2007, MPF entered into a Loan Sale, Security, and Servicing agreement with BMO Capital Markets Group, as agent (“BMO Capital”) and Fairway Finance Company ("Fairway"), its subsidiary, as lender.  The agreement provides for, among other things, a $150,000,000 line of credit for the purpose of purchasing and warehousing loans for later securitization.  As of December 31, 2008 and December 31, 2007, the balance on the BMO Capital line of credit was $85.3 million and $41.6 million, respectively. Interest is calculated at the rate at which the lender issues commercial paper plus 0.90%.  The interest rate on the amount outstanding as of December 31, 2008 and December 31, 2007 was 2.09% and 5.64%, respectively. The principal balance is due on October 30, 2010, subject to annual renewal. However, the due date may be accelerated to April 30, 2009 if the Company is unsuccessful in renegotiating the loan terms – see below.

The line is secured by a first priority interest in eligible receivables of MPF, as defined in the loan agreement.  Under the terms of this facility, MPF must maintain the greater of (i) a minimum borrowing equity of $20 million, or (ii) a 75% maximum loan to asset ratio relative to the balance of eligible mortgage loans, as adjusted for certain concentration limits. At December 31, 2008 and 2007, the Company was in compliance with this requirement. At December 31, 2008 and December 31, 2007, all of MPF’s $114.0 million and $62.8 million of loans receivable, respectively, were pledged as collateral for the BMO Capital line. The restricted cash maintained by MPF related to this line was $10.4 million at December 31, 2008 and $84 thousand at December 31, 2007.

The BMO Facility contains standard borrower representations, covenants and events of default, including failing to make required payments on the credit facility, failing to timely cure a borrowing base deficit, incurrence of a default under MPF’s mortgage loan purchase agreements, the occurrence of an event causing termination of the servicing agreement, the occurrence of a material adverse event that affects MPF's ability to collect on its mortgage loan investments, and other default provisions typical of warehouse financing agreements. The agreements also contain customary borrower affirmative and negative covenants that require MPF to operate its activities as a special purpose bankruptcy remote entity, and to conduct its affairs and operations with the Company and any other affiliated entities on an arms-length basis.

Management has concluded that current conditions in the global financial and credit markets will prevent the Company from completing a securitization transaction for all or a portion of the mortgage loans that its wholly-owned subsidiary, MPF, holds in 2009.  Under the BMO Facility loan documents, the Company has agreed to enter into a term securitization financing transaction, whole loan sale or other refinancing event in an amount equal to or greater than $50 million for the purpose of arranging takeout financing for certain mortgage loans held in the facility.  Failure to meet this takeout financing commitment constitutes an event of default under the BMO Facility loan documents.  Given the current disruption in the global credit markets, including mortgage-backed securities, the Company will not be able to complete a takeout financing transaction prior to April 30, 2009.

Note 5.	Lines of Credit (Continued)

BMO Facility (Continued)

In addition to the Company’s takeout financing commitment,  the Company was also advised in October, 2008 that the Bank of Montreal, which provided Fairway Finance Company, LLC with a liquidity guarantee, chose not to renew its agreement to serve as the liquidity bank for the BMO Facility.  Because of its decision to terminate its liquidity arrangement, a “facility termination date” occurred under the BMO Facility loan documents.  As a result, MPF could make no new borrowings under the facility.  In addition, all funds held in the facility collection account that were received from borrowers were required to be used to pay all outstanding costs and expenses due under the facility, then to accrued and unpaid interest on the outstanding balance of the facility and any remaining amounts applied to reduce the loan balance to zero.  Since all interest and principal repayments generated by MPF are reserved and applied to the BMO Facility, any excess earnings generated from the Company’s investment in MPF remain trapped and unavailable to the Company for liquidity and cash flow purposes.

If the Company is unsuccessful in obtaining a waiver, extension or modification of its covenant to complete a takeout financing transaction on or before April 30, 2009, an event of default will occur under the BMO Facility loan documents.  In that event, the lender will be entitled to exercise any and all remedies under the BMO Facility loan documents.  These remedies include, but are not limited to, seizing collateral, selling assets, or increasing the rate of interest on the loan to the prime rate, plus 2%.  Such events could have a material adverse effect on the Company.

The Company has met with representatives of BMO Capital Markets Corp. in an effort to reach a mutually acceptable solution to the takeout financing covenant and termination of the Liquidity Agreement by the Bank of Montreal.  The Company expects to complete these negotiations and enter into a modification arrangement on or before April 30, 2009.  Although the Company cannot guarantee a successful outcome in these discussions, the Company anticipates that it will be able to reach an agreement that will avoid any declaration of an event of default under the BMO Facility loan documents.

ECCU Facility

Until October 12, 2007, the Company maintained a $5,000,000 unsecured line of credit with ECCU.  The line of credit expired on October 12, 2007, and the Company did not seek to renew it. There were no outstanding borrowings on this line as of December 31, 2007.

Note 6.	Interest Rate Swap Agreements

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

Note 6.	Interest Rate Swap Agreements (Continued)

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

Risk Management Policies – Hedging Instruments

The primary focus of the asset/liability management program is to monitor the sensitivity of the Company’s net portfolio value and net income under varying interest rate scenarios to take steps to control the Company’s risks.  The Company evaluates the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company uses long-term variable rate debt as a source of funds for use in its lending and investment activities and other general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  Management believes it is prudent to limit the variability of a portion of the Company’s interest payments and, therefore, generally hedges a portion of the Company’s variable-rate interest payments.  To meet this objective, the Company enters into interest rate swap agreements whereby it receives variable interest rate payments and makes fixed interest rate payments during the contract period.

The information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows at December 31:

	2008	2007

Notional amount (in thousands)	$85,760	$41,505
Weighted average pay rate	3.17%	4.46%
Weighted average receive rate	.96%	4.93%
Weighted average maturity in years	.28	.83
Unrealized loss relating to interest rate swaps (in thousands)	$(518)	$(113)

These agreements provide for the Company to receive payments at a variable rate determined by a specified index (one month LIBOR) in exchange for making payments at a fixed rate. This rate was 0.44% at December 31, 2008.

Note 6.	Interest Rate Swap Agreements (Continued)

Interest Rate Risk Management - Cash Flows Hedging Instruments (Continued)

At December 31, 2008 and 2007, the unrealized loss relating to interest rate swaps was recorded in other liabilities.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income.  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  The net amount of other comprehensive income reclassified into interest expense during the years ended December 31, 2008 and 2007 was $785.1 thousand and $5.9 thousand, respectively.

Risk management results for the years ended December 31, 2008 and 2007 related to the balance sheet hedging of long-term debt indicate that the hedges were nearly 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of December 31, 2008, approximately $518 thousand of losses reported in other comprehensive income related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the year ending December 31, 2009.

Note 7.	Commitments and Contingencies

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of us or ECCU. Unfunded commitments totaled $3.7 million at December 31, 2008 and $13 million at December 31, 2007.

Standby Letters of Credit

Standby letters of credit are conditional lending commitments issued by us to guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support borrowing arrangements. The risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The letters of credit, if drawn upon, will be secured by first lien deeds of trust on real property. There was no liability related to letters of credit at December 31, 2008 and 2007.

The Company entered into a Non-recourse Letter of Credit Participation Agreement with ECCU on September 8, 2005 which expired on September 7, 2007.  The Company was committed to 27.72% of a $65.6 million letter of credit for a Christian university in Riverside, California.  This commitment was fulfilled as of June 28, 2007 and the Company no longer has an outstanding commitment.

Note 8.	Notes Payable

A summary of notes payable at December 31 is as follows:

			Weighted Average Interest Rate at December 31,
	2008	2007	2008	2007

National Alpha Offering (Note 9)	$24,208	$33,807	5.38%	5.46%
Class A Offering (Note 9)	36,480	--	4.57%	--
Special offering notes	14,508	27,730	4.88%	5.52%
International notes	578	520	5.40%	5.65%

	$75,774	$62,057

The following are maturities of notes payable for each of the next five years:

Year Ending December 31,

2009	$49,781
2010	10,497
2011	5,453
2012	2,694
2013	5,344
Thereafter	2,005

$75,774

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company is in compliance with these covenants as of December 31, 2008 and December 31, 2007.  Effective April 18, 2008, the Company has discontinued the sale of Alpha Class Notes.

Note 8.	Notes Payable (Continued)

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of December 31, 2008.

Historically, most of the Company’s unsecured notes have been renewed by investors upon maturity.  Because the Company has discontinued its sale of Alpha Class Notes effective April 18, 2008, all holders of such notes that mature in the future may reinvest such sums by purchasing Class A Notes that have been registered with the Securities and Exchange Commission (see Note 9 below).  For matured notes that are not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, and issuing new notes payable.

Note 9.	Public Offerings

In July 2001, the Company registered with the Securities and Exchange Commission (the SEC) the sale of $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement authorizing the issuance of up to $50.0 million of such notes.  In April 2003, the Company registered with the SEC the sale of an additional $25.0 million of Alpha Class Notes.  In April 2005, the Company registered with the SEC the sale of up to $50.0 million of a new Alpha Class Notes issued pursuant to a Trust Indenture authorizing the issuance of up to $200.0 million of such notes.  In May 2007, the Company registered with the SEC the sale of an additional $75.0 million of the new Alpha Class Notes. With the registration of its Class A Notes, the Company has discontinued the sale of the Alpha Class Notes effective as of April 18, 2008.  At December 31, 2008 and December 31, 2007, $24.2 million and $33.8 million of these notes were outstanding, respectively.

In April 2008, the Company registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and is expected to continue through April 30, 2010.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates the Company pays on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.  The Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (US Bank).  The Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  At December 31, 2008, $36.5 million of these Class A Notes were outstanding.

Note 10.	Preferred Stock Under C Corporation Structure

The Class I Preferred Stock was entitled to annual cumulative dividends, payable quarterly, equal to the liquidation preference times a dividend rate of 190 basis points over the 1-year LIBOR rate in effect on the last day of the calendar month in which the dividend was declared.  The Class I Preferred Stock had a liquidation preference of $100 per share; had no voting rights except as required under California law; and was subject to redemption for an amount equal to the liquidation preference of each share, plus any accrued and unpaid dividends on such shares, in whole or in part, at the Company’s election. The resale of the Company’s common stock and preferred stock was subject to the Company’s first right of refusal to purchase shares proposed to be transferred.  During 2007, the Company purchased 1,100 shares of Class I Preferred stock from a shareholder, resulting in 88,922 shares of that class of stock outstanding at December 31, 2007.  During 2008, the Company purchased 1,900 shares of Class I Preferred stock from two different shareholders.  The Company also sold 11,578 shares of Class I Preferred stock to ECCU, resulting in 98,600 shares of that class of stock outstanding just prior to December 31, 2008.

The Class II Preferred Stock had right preferences and privileges identical to the Class I Preferred Stock, except it was entitled to dividends equal to the liquidation preference of $100 per share times a dividend rate of one percent (1%) per annum, and the holders of the Class I Preferred Stock did not have the right to appoint directors upon the Company’s failure to pay dividends.

Note 11.	Preferred and Common Units Under LLC Structure

On December 31, 2008, the Company’s Class I Preferred Stock and Class II Preferred Stock were converted into Series A Preferred Units. The Series A Preferred Units are entitled to a cumulative Preferred Return, payable quarterly in arrears, equal to the liquidation preference times a dividend rate of 190 basis points over the 1-year LIBOR rate in effect on the last day of the calendar month in which the Preferred Return is paid.  In addition, the Series A Preferred Units are entitled to an annual Preferred Distribution, payable in arrears, equal to 10% of the Company’s profits less the Preferred Return.

The Series A Preferred Units have a liquidation preference of $100 per unit; have no voting rights; and are subject to redemption in whole or in part at the Company’s election on December 31 of any year, for an amount equal to the liquidation preference of each unit, plus any accrued and unpaid Preferred Return and Preferred Distribution on such units. The Preferred Units have priority as to earnings and distributions over the Common Units. The resale of the Company’s Preferred Units and Common Units are subject to the Company’s first right of refusal to purchase units proposed to be transferred.  Upon the Company’s failure to pay a Preferred Return for four consecutive quarters, the holders of the Series A Preferred Units have the right to appoint two managers.

On December 31, 2008, the Company’s Common Stock was converted into the Class A Common Units. The Class A Common Units have voting rights.

Note 12.	Income Taxes

Effective December 31, 2008, the Company converted from a C corporation to a California limited liability company (LLC). The conversion gave rise to a loss for the year ended December 31, 2008 for income tax purposes only. The Company will be able to recover $140 thousand of federal taxes paid in prior years through the carryback of the tax loss. The deferred tax asset has been eliminated as of December 31, 2008 since the Company is no longer an income tax-paying entity.

The components of the benefit from income taxes at December 31 are as follows:

	2008	2007
Current:
Federal	$--	$--
State	1	1
Federal tax carryback	(140)	(72)

	139	(71)
Deferred:
Federal	90	(81)
State	26	(54)
Change in valuation allowance	--	49

	116	(86)

Benefit from income taxes	$(23)	$(157)

The tax effects of the temporary differences in income and expense items that gave rise to deferred taxes at December 31 are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$--	$52
Net operating loss carryforward	--	130
Contribution carryforward due to tax limitation	--	29
Interest rate swap	--	46

		257
Valuation allowance	--	(141)

	--	117
Deferred tax liabilities:
Depreciation	--	(1)

Net deferred tax asset	$--	$116
The reason for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2008	2007

Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	--	7.1
Loss on conversion to LLC	(53.3)	--
Elimination of net deferred tax asset	16.1
Valuation allowance	--	(6.8)
Other, net	--	0.2

Effective tax rate	(3.2)%	34.5%

Note 13.	Comprehensive Income

Comprehensive income consists of income and other comprehensive income or loss. Other comprehensive loss consisted of unrealized losses on interest rate swaps, which are cash flow hedges, of $405 thousand and $113 thousand for years ended December 31, 2008 and 2007, respectively.  The accumulated other comprehensive loss from cash flow hedges, which is recognized as a separate component of equity, was $518 thousand and $113 thousand at December 31, 2008 and 2007, respectively.  No tax effect is recognized on other comprehensive losses since the Company is no longer a taxpaying entity.

Note 14.	Retirement Plans

The Company’s employees participate in ECCU's defined contribution plan that includes two components: a 401(k) plan and a profit sharing plan. In addition, until December 31, 2007, certain officers participated in a long term incentive program through the leased employee arrangement with ECCU.  Effective January 1, 2008, the Company terminated its employee leasing arrangement with ECCU and the Company’s officers no longer participate in ECCU’s defined contribution plan and incentive program.  However, some of the benefits related to the long-term incentive program carried over into 2008.  Employee benefits related to the long-term incentive program totaled $43.2 and $80.7 thousand for the years ended December 31, 2008 and 2007, respectively.

401(k)

Employees who are at least 21 years of age are eligible to participate in the 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the percent of which is annually determined by the managers. Matching contributions for the plan years ended December 31, 2008 and 2007 were $39.3 and $18.5 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. Contributions for the plan years ended December 31, 2008 and 2007 were $8.8 thousand and $24.0 thousand, respectively.

Note 15.	Fair Value Measurements

Loans

Fair value is estimated by discounting the future cash flows using the current average rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Note 15.	Fair Value Measurements (Continued)

Notes Payable

The fair value of fixed maturity notes is estimated by discounting the future cash flows using the rates currently offered for notes payable of similar remaining maturities.

Lines of Credit

The fair values of the Company’s lines of credit are estimated using discounted cash flows analyses based on its current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Financial Instruments

The fair values for interest rate swap agreements are based upon the amounts required to settle the contracts.

Off-Balance Sheet Instruments

The fair value for the Company's loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The fair value of the Company’s financial instruments at December 31, are as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash	$14,889	$14,889	$2,243	$2,243
Loans	257,176	252,192	116,310	117,905
Accrued interest receivable	1,374	1,374	518	518
Financial liabilities:
Notes payable	75,774	76,748	62,057	62,055
Lines of credit and other borrowings	185,146	186,303	46,300	46,300
Accrued interest payable	292	292	179	179
Dividends payable	103	103	144	144
On-balance sheet derivative financial instruments:
Interest rate swap agreements	518	518	113	113

Effective January 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial condition or results of operations.

Note 15.	Fair Value Measurements (Continued)

Off-Balance Sheet Instruments (Continued)

In February 2008, FASB issued Staff Position No. FAS 157-2, or FSP 157-2, which delays the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities, such as foreclosed assets, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. The Company has elected to apply the deferral provisions in FSP 157-2 and therefore has only partially applied the provisions of SFAS No. 157. The Company will fully adopt SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities effective January 1, 2009. The Company does not believe that such adoption will have a material impact on the financial statements, but will result in additional disclosures related to the fair value of nonfinancial assets.

The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, in October 2008. FSP 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

▪	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

▪
Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

▪
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The Company had one financial liability, the interest rate swap agreement, that is measured at fair value on a recurring basis.  This agreement, recorded at $518,000 at December 31, 2008, is measured at fair value based on an estimate provided by the counterparty using Level 2 inputs. The Company had no financial assets measured at fair value on a recurring basis. The Company had the following financial assets for which fair value measurements are performed on a nonrecurring basis:

Impaired Loans. The Company had impaired loans totaling $4.0 million as of December 31, 2008. Management used Level 3 inputs to estimate the current values of underlying collateral for collateral-dependent loans, and Level 3 inputs to estimate the present value of expected cash flows for other impaired loans. Based on these fair value measurements, management concluded that no valuation allowance was required for impaired loans as of December 31, 2008.

Note 16.	Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows:

Balance Sheets	December 31,
	2008	2007
Assets
Cash	$11,829	$1,575
Loans, net of allowance for loan losses	143,206	54,410
Accrued interest receivable	664	294
Property and equipment, net	262	24
Investment in MPF	32,027	21,596
Debt issuance costs	532	667
Other assets	423	615

Total assets	$188,943	$79,181

	December 31,
	2008	2007
Liabilities and equity
Lines of credit and other borrowings	$99,875	$4,716
Notes payable	75,774	62,057
Accrued interest payable	141	15
Other liabilities	402	484

Total liabilities	176,192	67,272

Equity	12,751	11,909

Total liabilities and equity	$188,943	$79,181

Statements of Operations	Years Ended December 31,
	2008	2007
Income:
Interest income	$7,008	$4,408
Other income	33	8

Total income	7,041	4,416

Interest expense:
Interest on lines of credit	2,434	48
Interest on notes payable	3,632	3,224

Total interest expense	6,066	3,272

Provision for loan losses	328	--

Other operating expenses	1,468	1,725

Note 16.	Condensed Financial Statements of Parent Company (Continued)

Loss before benefit from income taxes	(821)	(581)

Benefit from income taxes	(23)	(208)

	(798)	(373)

Equity in undistributed net income of MPF	1,542	74

Net income (loss)	$744	$(299)

Statements of Cash Flows	Years Ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$744	$(299)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Equity in undistributed net income of MPF	(1,542)	(74)
Depreciation	14	2
Provision for loan losses	328	--
Amortization of deferred loan (fees) costs	(94)	(100)
Amortization of debt issuance costs	176	33
Net change in:
Interest receivable	(370)	(19)
Other assets	(192)	(597)
Other liabilities	(319)	241

Net cash provided by (used in) operating activities	(1,255)	(813)

Cash Flows from Investing Activities
Loan purchases	(96,427)	(32,495)
Loan originations	(19,309)	(12,471)
Loan sales	--	24,606
Loan principal collections, net	26,706	4,128
Investment in MPF	(8,506)	--
Purchase of property and equipment	(252)	(17)

Net cash used in investing activities	(97,788)	(16,248)

Cash Flows from Financing Activities
Net borrowing on line of credit	95,159	4,716
Net change in notes payable	13,717	7,726
Debt issuance costs	(41)	(700)
Net proceeds from issuance of preferred stock	1,158	--
Purchase of preferred stock	(190)	(110)
Dividends paid on preferred stock	(506)	(629)

Net cash provided by financing activities	109,297	11,003

Net increase (decrease) in cash	10,254	(6,058)

Cash at beginning of year	1,575	7,633

Cash at end of year	$11,829	$1,575

Supplemental Disclosures of Cash Flow Information
Transfer of loans to MPF	$--	$21,659

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2008 covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal  Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are our Managers and Executive officers:

Name	Age	Managers
Mark G. Holbrook	58	Chairman of the Managers, Chief Executive Officer
Billy M. Dodson	48	President, Assistant Secretary
Van C. Elliott	71	Secretary, Manager
Susan B. Reilly	52	Vice President of Finance and Principal Accounting Officer
Mark A. Johnson	51	Manager
Arthur G. Black	70	Manager
Shirley M. Bracken	57	Manager
Juli Anne S. Callis	56	Manager
Jeffrey T. Lauridsen	59	Manager
R. Michael Lee	50	Manager
Randolph P. Shepard	52	Manager
Scott T. Vandeventer	52	Manager

The following is a summary of the business experience of our officers and managers during the past five years.  Commencing on December 31, 2008, we are governed by a group of managers that will continue to supervise our affairs.

MARK G. HOLBROOK has served as our Chairman since our inception. Mr. Holbrook also serves as President and Chief Executive Officer of ECCU. He began his career with ECCU in 1975 and has served as its President since 1984. ECCU currently has assets under management of over $3.4 billion and more than 10,000 members in 50 states and 100 foreign countries. Mr. Holbrook serves on the boards of Christian Leadership Alliance and Evangelical Council for Financial Accountability. He received his Bachelor of Arts degree from Biola University in 1973 and has completed post-graduate studies at Chapman College.

BILLY (BILL) M. DODSON became our President on May 8, 2006, and was elected Assistant Secretary in October 2007. Before joining us, he served as Vice President of Sales for California Plan of Church Finance, Inc., a registered broker-dealer starting in August, 2000. While at that company, he managed all aspects of a brokerage operation, which annually distributed to investors between $125 and $175 million of church mortgage bonds. Prior to joining California Plan of Church Finance, Inc., Mr. Dodson served as Pastor for the West Valley Church in Sherwood, Oregon. Mr. Dodson received his Bachelor of Journalism degree from the University of Texas and a Master of Divinity degree from Southwestern Baptist Theological Seminary.  In the past, Mr. Dodson has held numerous securities and insurance licenses, and is a graduate of the Securities Industry Institute at the Wharton School, University of Pennsylvania.

VAN C. ELLIOTT has served as a director since 1991.  He has served as director for ECCU, from April, 1991 until the present (except from March, 1997 to March, 1998 and March, 2004 to March, 2005).  He has served as a director of Vanguard Global Network since April, 2008. Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association's activities. Since that time, he has been self-employed as a consultant.  He received his Bachelor's and Master's degrees in mathematics and speech from Purdue University and spent seven years in the computer industry.  Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration.  He has completed post-graduate instruction at the College for Financial Planning.  Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.®

SUSAN B. REILLY has served as our Vice President of Finance and Principal Accounting Officer since December, 2007. Prior to joining us, Ms. Reilly served as Controller for Pacific Rim Capital, a private equity investment firm. Before joining that firm in 2007, she was Senior Vice President and Treasurer for East West Bank. Prior to joining East West Bank in 2004, Ms. Reilly served as Treasurer for Catalina Restaurant Group. Before joining that company in 2003, she worked for Parson Consulting Group.

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

JULI ANNE S. CALLIS has served as a director since 2007. She is currently Chief Executive Officer of the National Institute of Health Federal Credit Union.  Prior to her current engagement, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Ms. Callis served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Callis served as the Director of Sales for the US Navy Mid Atlantic Region which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid Atlantic States, Europe, Iceland and Bermuda. Ms. Callis received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master's degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D. She also serves as Chair for the Executive Committee of the Open Solutions, Inc. Client Association, and as a Trustee of the International Mission Board of the Southern Baptist Convention.

JEFFREY T. LAURIDSEN has served as a director since October, 2007.  He is an attorney in private practice in Orange, California. Before establishing his current practice, Mr. Lauridsen served with several other law firms in the Orange County area, as partner and senior associate. Mr. Lauridsen's 19 years of law practice have focused on corporate law, and encompassed both trial and appellate work in diverse areas of law, including Business Litigation, Construction Defect, General Liability, Premises Liability, Products, Medical Malpractice, ERISA, Insurance Coverage, Automobile Liability, Insurance Bad Faith, Employment and Labor Law, Sexual Harassment, Sexual Molestation and others. Prior to entering into the practice of law, Mr. Lauridsen worked as a claim representative in the insurance industry for 19 years. Mr. Lauridsen received his Associate of Arts degree in Political Science from Fullerton College. He received his Bachelor of Science in Law and Juris Doctorate degrees from California Southern Law School. He has served as Elder at Grace Church in Orange, California for 18 years.

R. MICHAEL LEE has served as a director since January, 2008. Mr. Lee currently serves as President, Midwest Region, for Members United Corporate Federal Credit Union. Mr. Lee joined Mid-States Corporate Federal Credit Union in 2005, prior to the merger that created Members United. He has served as Senior Vice President of Sales for Corporate Network eCom, Senior Vice President of Marketing and Member Services at U.S. Central Credit Union, and Senior Vice President, Marketing and Member Services at Corporate One Credit Union, Inc.  Prior to this, he spent 15 years in the insurance industry, serving the needs of business owners. Mr. Lee attended Southern Illinois University, CUNA's Financial Management School, and has completed numerous industry training sessions throughout his career.

RANDOLPH (RANDY) P. SHEPARD has served as a director since January, 2008. Mr. Shepard is currently the Senior Vice President/Investments and Subsidiary Companies of Western Federal Credit Union. Prior to assuming this position in 2003, Mr. Shepard was the Vice President and Chief Financial Officer of Western Federal Credit Union. He attended the University of Redlands and has a Certificate of Executive Management from Claremont Graduate School.

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

Code of Ethics

We have not adopted a code of ethics which applies to our principal executive officer, principal accounting officer or controller, or persons performing similar functions.  Our managers are currently reviewing our Related Party Transaction Policy and committee charters and plans to adopt a Code of Ethics for our principal officers in 2009.

Audit Committee

Our managers, acting as a Board of Directors prior to the conversion of the Company to a limited liability company, established a standing audit committee in May, 2005, which is comprised of Randolph P. Shepard; Scott T. Vandeventer; and Shirley M. Bracken.  With the exception of Mr. Vandeventer, each member of the Audit Committee is an independent director as defined in our Related Party Transaction Policy.  Mr. Randolph P. Shepard serves as chairman of  the Committee.

Our managers have also adopted a formal charter for our Audit Committee.  Our Audit committee oversees our corporate accountancy, financial reporting practices and audits of our financial statements.

Audit Committee Financial Expert

Our managers have determined that Mr. Shepard is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

Item 11. EXECUTIVE COMPENSATION

None of our managers currently receives compensation for services rendered as a manager. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on our behalf.

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2008 and 2007 by our Principal Executive Officer and President. Mr. Dodson was appointed President by the Board of Directors effective May 8, 2006.

Summary Compensation Table
Annual Compensation

Name and Principal Position	Year Ended	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation
Mark G. Holbrook, Chairman, CEO (1)	2008	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-
Billy M. Dodson, President	2008	$183,500	$73,217(2)	$43,229(3)	$21,943(4)
	2007	173,460	68,300	39,655(3)	63,088(5)
Susan B. Reilly, Vice President Finance	2008	135,000	30,375	-0-	14,704(4)
	2007	10,904	2,100	-0-	-0-
Harold Woodall, Vice President Lending	2008	120,000	18,159	-0-	15,046(4)
	2007	84,923	500	-0-	12,672(6)

(1) Mr. Holbrook is a full-time employee of ECCU. Since December 1, 1994, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer and director of the Company.  We reimburse ECCU for that portion of Mr. Holbrook's time devoted to service to us as an officer (but not director). Mr. Holbrook currently devotes less than 1% of his time serving the Company as an officer.

(2) An aggregate bonus amount of $73,217 and  $68,300 was paid to Mr. Dodson for the fiscal years 2008 and  2007, respectively.

(3) In 2008, Mr. Dodson received a long-term incentive award that he earned as a participant in the ECCU Long-Term Incentive Plan. Mr. Dodson’s award was earned for the year ending December 31, 2006, but did not vest until his service as an ECCU leased employee was terminated effective as of December 31, 2007.  With the restructuring of our employee leasing arrangements with ECCU, Mr. Dodson became fully vested in his long-term incentive award and entitled to receive this payment.  As provided under our leasing and administrative services agreement with ECCU, we were responsible for making this payment.

(4) We contributed an aggregate amount of $21,943 for Mr. Dodson's 401(k) retirement plan, medical benefits and life and disability insurance for 2008.  We also contributed $5,400 as a matching contribution under our 401(k) plan and paid benefits in the amount of $9,304 in 2008 for Ms. Reilly.  Finally, we contributed $4,800 as a matching contribution under our 401(k) plan and paid $10,246 in benefits for Mr. Woodall in 2008.

(5) For fiscal year 2007, we contributed $23,433 for Mr. Dodson’s 401(k) retirement plan, medical benefits, and life and disability insurance.  In addition, Mr. Dodson received sales compensation of $26,384, a retirement benefit of $9,114 and other benefit allowances of $4,155.

(6) We paid $3,397 in retirement plan contributions and $9,275 in employee benefits for Mr. Woodall in 2007.

No options, warrants or other rights to purchase our securities have been issued to our officers.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information available to us, as of December 31, 2008, with respect to our common equity units owned by each of our executive officers and managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Common Units.

Name	Beneficial Ownership	Percentage Owned(1)
Billy M. Dodson 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Mark G. Holbrook 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Mark A. Johnson 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Van C. Elliott 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Arthur G. Black 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Shirley M. Bracken 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Juli Anne S. Callis 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Jeffrey T. Lauridsen 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Scott T. Vandeventer 955 W. Imperial Hwy. Brea, CA 92821	--	--%

Name	Beneficial Ownership	Percentage Owned(1)
All officers and directors as a group	--	--%
Other 5% or greater beneficial owners (seven): Evangelical Christian Credit Union	62,000	42.31%
Financial Partners Credit Union	12,000	8.19%
USA Federal Credit Union	11,905	8.13%
Western Federal Credit Union	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%

Keypoint Credit Union	8,000	5.46%

 (1)  Based on 146,522 Class A common equity units outstanding.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, we purchase participation interests in mortgage loans from ECCU, our largest shareholder.  During the years ended December 31, 2008 and 2007, we or our wholly-owned subsidiary, MPF, purchased $156.7 million and $73.3 million, respectively, of loans from ECCU.  We recognized interest income on loans purchased from ECCU of $11.8 million and $4.1 million during the years ended December 31, 2008 and 2007, respectively.

From time to time, ECCU has repurchased mortgage loans from us as part of our liquidity management practices. Although ECCU has accommodated us in responding to such repurchase requests, ECCU is under no contractual obligation to do so.  During the years ended December 31, 2008 and 2007, loans in the amount of $843.3 thousand and $24.6 million, respectively, were sold back to ECCU.  No gain or loss was recognized on these sales.

We maintain most of our cash balances with ECCU.  Total funds held with ECCU at December 31, 2008 and 2007 were $12.0 million and $1.5 million, respectively.  We earned interest on these cash balances for the years ended December 31, 2008 and 2007 in the amount of $310.9 thousand and $88.7 thousand.

Pursuant to an administrative services agreement, we purchase certain professional services from ECCU and we rent our administrative offices from ECCU pursuant to an Office Lease entered into on November 4, 2008.  We paid ECCU $164.2 thousand and $177.0 thousand for the years ended December 31, 2008 and 2007, respectively, for these services and facilities.  We negotiated these charges and terms of the Office Lease with ECCU based upon the fair market value of such services and rental rates for comparable office space in Brea, California.

For the year ended December 31, 2007, we leased all of our employees from ECCU.  We paid ECCU $885.7 thousand for these personnel expenses in 2007.  Effective as of January 1, 2008, we terminated our employee leasing arrangement with ECCU and now lease our staff and employees from Administaff Companies II, L.P.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a director.  Mr. Lee serves as President, Midwest Region, of Members United Corporate Federal Credit Union (Members United), which is one of our lenders.  See Note 5 of the accompanying audited consolidated financial statements for December 31, 2008.  In addition, Mark G. Holbrook, our Chairman and Chief Executive Officer, is a full time employee of ECCU and two of our managers, Mark A. Johnson and Scott T. Vandeventer, are employees of ECCU.

From time to time, our managers and members of our executive management team have purchased Alpha Class and Class A Notes from us. One of our managers, Mr. Art Black, is the beneficial owner of a living trust that holds $126,525 of our Class A Notes and $110,710 of our Alpha Class Notes.

On October 30, 2007, we completed the BMO Facility as our first warehouse mortgage financing facility.  Our wholly-owned subsidiary, MPF, was formed to acquire mortgage loans from us or ECCU.  As part of the BMO Facility, MPF entered into a Mortgage Loan Purchase Agreement with ECCU.  For the years ended December 31, 2008 and 2007, MPF acquired $60.3 million and 40.8 million in mortgage loans from ECCU, respectively.  ECCU continues to service all mortgage loans that it sells to us or MPF under a servicing agreement.  For the year ended December 31, 2008, we paid ECCU a total of $732.5 thousand in servicing fees.

As a relocation incentive, on July 11, 2007, our Board of Directors approved the purchase of a residence owned by our President and his wife for $450,000, plus reasonable closing costs incurred in completing the purchase transaction.  On August 7, 2007, we completed the purchase of the residential property.  In January, 2008, we sold the residence and realized a loss of approximately $105,755, including closing costs, for this transaction.

Our managers have adopted a Related Party Transaction Policy.  Under this policy, a majority of our managers and majority of our independent managers must approve a material transaction that we enter into with a related party.  As a result, we anticipate that all future transactions that we undertake with an affiliate or related party will be on terms believed by our management to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of our independent managers.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31, 2008 and December 31, 2007 were as follows:

	2008	2007
Audit and audit-related fees	$97,400	$74,000
Tax fees	28,600	16,000
All other fees	2,300	11,000
Total	$128,300	$101,000

Item 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Organization - Conversion of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.2	Operating Agreement of Ministry Partners Investment Company, dated as of December 31, 2008 (1)
3.3	Plan of Conversion of Ministry Partners Investment Corporation, dated September 18, 2008 (1)
3.4	Series A Preferred Unit Certificate of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
4.1	Supplemental Agreement with Consent of Holders to Loan and Trust Agreement, dated September 30, 2008, by and between Ministry Partners Investment Corporation and U.S. Bank National Association (2)
4.2	Agreement of Resignation, Appointment and Acceptance, dated as of August 7, 2008, among Ministry Partners Investment Corporation, King Trust Company, N.A. and U.S. Bank National Association (2)
10.1	$10 Million Committed Line of Credit Facility and Security Agreement, dated October 8, 2007 (3)
10.2	$50 Million CUSO Committed Line of Credit Facility and Security Agreement, dated October 8, 2007 (3)
10.3	Mortgage Loan Purchase Agreement, dated October 30, 2007, between Evangelical Christian Credit Union and Ministry Partners Funding, LLC (4)
10.4	Mortgage Loan Purchase Agreement, dated October 30, 2007, between Ministry Partners Investment Corporation and Ministry Partners Funding, LLC (4)
10.5
Loan, Security and Servicing Agreement, dated October 30, 2007, by and among Ministry Partners Funding, LLC, as Borrower, Fairway Finance Company, LLC, as Lender, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, U.S. Bank National Association, as Custodian and Account Bank, and Lyon Financial Services, Inc., as Back up Servicer (4) (*)

10.6	Promissory Note, dated October 30, 2007, in the amount of $150,000,000 executed by Ministry Partners Funding, LLC to and in favor of Fairway Finance Company, LLC (4)
10.7
Custodial Agreement, dated as of October 30, 2007, by and among Ministry Partners Funding, LLC, as Borrower, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, Lyon Financial Services, Inc., as Back-Up Servicer, and U.S. Bank National Association, as Custodian (4)

10.8
Collection Account Control Agreement, dated as of October 30, 2007, by and among Ministry Partners Funding, LLC, as Borrower, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, and U.S. Bank National Association, as Account Bank (4)

10.9
Reserve Account Control Agreement, dated as of October 30, 2007, by and among Ministry Partners Funding, LLC, as Borrower, BMO Capital Markets Corp., as Agent, and U.S. Bank National Association, as Account Bank (4)

10.10	Residential Purchase Agreement, dated July 1, 2007 by and between Ministry Partners Investment Corporation and Billy M. Dodson (5)
10.11	Employee Lease and Professional Services Agreement, dated January 1, 2007, between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (4)
10.12	Lease Agreement for Office Space, dated as of September 1, 2007, between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (4)
10.13	Equipment Lease, dated as of January 1, 2007, between Evangelical Christian Credit Union and Ministry Partners Investment Corporation (4)
10.14	ISDA Master Agreement, dated as of October 22, 2007, between Ministry Partners Funding, LLC and Bank of Montreal (4)
10.15	CUSO Line of Credit Facility Note and Security Agreement, dated May 14, 2008, executed by Ministry Partners Investment Company in favor of Members United Corporate Federal Credit Union (6)
10.16	Office Lease, dated November 4, 2008, by and between Ministry Partners Investment Corporation and ECCU (6)
10.17	Equipment Lease, dated as of January 1, 2009 by and between Ministry Partners Investment Company, LLC and ECCU (6)
10.18	Professional Services Agreement, dated as of January 1, 2009 by and between Ministry Partners Investment Company, LLC and ECCU (6)
21.1	List of Subsidiaries (4)
23.1	Consent of Hutchinson and Bloodgood LLP (6)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (6)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (6)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008
(2)	Incorporated by reference to the Definitive Schedule 14C Information Statement filed by the Company on September 8, 2008
(3)	Incorporated by reference to the Report on Form 8-K filed by the Company on October 15, 2007 (Accession No. 0000944130-07-000031), as amended
(4)	Incorporated by reference to the Report on Form 10-KSB filed by the Company on April 11, 2008
(5)	Incorporated by reference to the Report on Form 10-QSB filed by the Company on November 16, 2007 (Accession No. 0001408651-07-000170), as amended
(6)	Filed herewith
*	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 2009

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

By: /s/ Billy M. Dodson
Billy M. Dodson,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on April 13, 2009.

Each of the undersigned hereby constitutes and appoints Billy M. Dodson and Susan B. Reilly as the undersigned’s true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or may lawfully do or cause to be done by virtue thereof.

Signature	Title

/s/ Billy M. Dodson	President

/s/ Susan B. Reilly	Principal Accounting Officer

/s/ Mark G. Holbrook	Chairman of the Managers, Chief Executive Officer

/s/ Van C. Elliott	Secretary, Manager

/s/ Mark A. Johnson	Manager

/s/ Arthur G. Black	Manager

/s/ Shirley M. Bracken	Manager

/s/ Juli Anne S. Callis	Manager

/s/ Jeffrey T. Lauridsen	Manager

/s/ R. Michael Lee	Manager

/s/ Randolph P. Shepard	Manager