Form 10-Q
period 2009-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2009-05-15
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from _____ to _____

333-4028la
(Commission file No.)

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization	33-0489154 (I.R.S. employer identification no.)

 915 West Imperial Highway, Brea, Suite 120, California, 92821
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

At March 31, 2009, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	3

Item 1. Consolidated Financial Statements	3

Consolidated Balance Sheets at March 31, 2009 and December 31, 2008	3

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Controls and Procedures	23

PART II — OTHER INFORMATION	23

Item 1. Legal Proceedings	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	24
Item 6. Exhibits
24
SIGNATURES

Exhibit 10.1 — Waiver by and among Ministry Partners Funding, LLC, Evangelical Christian Credit Union and BMO Capital Markets Corp., effective as of May 5, 2009

Exhibit 10.2 — Mortgage Loan Participation Purchase and Sale Agreement by and between Ministry Partners Investment Company, LLC, and Western Federal Credit Union, dated May 1, 2009

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

Exhibit 31.2 — Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

Exhibit 32.1 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEET
MARCH 31, 2009 AND DECEMBER 31, 2008
 (Dollars in Thousands Except Share Data)

	2009	2008
Assets:	(Unaudited)

Cash	$19,855	$14,889

Loans receivable, net of allowance for loan losses of $622 and $489 as of March 31, 2009 and December 31, 2008, respectively	244,650	257,176

Accrued interest receivable	1,309	1,374

Property and equipment	278	262

Debt issuance costs	877	979

Other assets	370	415

Total assets	$267,339	$275,095

Liabilities and members’ Equity

Liabilities:

Lines of credit and other borrowings	$178,806	$185,146

Notes payable	74,171	75,774

Accrued interest payable	432	292

Other liabilities	693	1,132

Total liabilities	254,102	262,344

Members' Equity:

Series A preferred units, 1,000,000 units authorized, 117,600 units issued and outstanding at March 31, 2009 and December 31, 2008 (liquidation preference of $100 per unit)	11,760	11,760

Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2009 and December 31, 2008	1,509	1,509

Retained earnings	142	--

Accumulated other comprehensive loss	(174)	(518)

Total members' equity	13,237	12,751

Total liabilities and members' equity	$267,339	$275,095

The accompanying notes are an integral part of these consolidated financial statements

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)
	Three Months Ended March 31,
	2009	2008
Interest income:

Interest on loans	$4,108	$2,135

Interest on interest-bearing accounts	113	44

Total interest income	4,221	2,179

Interest expense:

Line of credit	1,973	859

Notes payable	883	822

Net interest income	1,365	498

Provision for loan losses	168	15

Net interest income after provision for loan losses	1,197	483

Non-interest income	2	3

Non-interest expenses:

Salaries and benefits	357	216

Marketing and promotion	8	3

Office operations	345	315

Legal and accounting	235	130

Total non-interest expenses	945	664

Income (loss) before taxes	254	(178)

Provision for income taxes	--	--

Net income (loss)	$254	$(178)

The accompanying notes are an integral part of these consolidated financial statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
(Dollars in Thousands)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$254	$(178)

Adjustments to reconcile net income (loss) to net cash provided by operation activities:

Depreciation	11	2

Amortization of deferred loan (fees) costs	(25)	(11)

Amortization of debt issuance costs	102	96

Provision for loan losses	168	15

Changes in:

Accrued interest receivable	65	(157)

Other assets	45	418

Other liabilities	35	(42)

Net cash provided by operating activities	655	143

CASH FLOWS FROM INVESTING ACTIVITIES:

Loan purchases	(2,125)	(12,307)

Loan originations	(128)	(6,050)

Loan sales	2,184	--

Loan principal collections, net	12,452	3,476

Purchase of property and equipment	(27)	(2)

Net cash provided (used) by investing activities	12,356	(14,883)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in lines of credit and other borrowings	(6,340)	25,561

Net changes in notes payable	(1,602)	1,610

Debt issuance costs	--	(18)

Purchase of preferred stock	--	(50)

Dividends paid on preferred stock	(103)	(103)

Net cash provided (used) by financing activities	(8,045)	27,000

Net increase in cash and cash equivalents	$4,966	$12,260

Cash and cash equivalents at beginning of period	14,889	2,243

Cash and cash equivalents at end of period	$19,855	$14,503

Supplemental disclosures of cash flow information
Interest paid	$2,716	$1,605

The accompanying notes are an integral part of these consolidated financial statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiary, Ministry Partners Funding, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2008 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC was incorporated in California in 1991 and converted to a limited liability company on December 31, 2008.  We are owned by a group of 13 federal and state chartered credit unions, none of which owns a majority of our voting common equity interests.  Two of the credit unions own only preferred units while the others own both common and preferred units.  Our offices are located in Brea, California.  We provide funds for real property secured loans for the benefit of evangelical churches and church organizations.  We fund our operations primarily through the sale of debt and equity securities and through other borrowings.  Most of our loans are purchased from our largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. We also originate church and ministry loans independently. Nearly all of our business and operations currently are conducted in California and our mortgage loan investments are concentrated in California.

In 2007, we created a wholly owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), which warehouses church and ministry mortgages purchased from ECCU or originated by us for later securitization.  MPF has not yet securitized any of its loans.  MPF was formed to serve as a financing vehicle that will purchase qualifying church mortgage loans pending the consummation of a securitization transaction that will enable such loans to be accumulated and sold to investors through the purchase of an interest in a securities instrument.

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

Conversion to LLC

Effective as of December 31, 2008, we have converted our form of organization from a corporation organized under California law to a limited liability company organized under the laws of the State of California.  With the filing of Articles of Organization-Conversion with the California Secretary of State, the separate existence of Ministry Partners Investment Corporation ceased and the entity continued by operation of law under the name Ministry Partners Investment Company, LLC.

By operation of law, the converted entity continued with all of the rights, privileges and powers of the corporate entity and we are managed by a group of managers that previously served as our Board of Directors.  Our executive officers and key management team remained intact.  The converted entity by operation of law possessed all of the properties and assets of the converted corporation and remains responsible for all of the notes, debts, contract claims and obligations of the converted corporation.

With the conversion to the limited liability company form of organization, we have combined in a single entity the best features of other organizational structures, thereby permitting our owners to obtain the benefit of a corporate limited liability shield, the pass-through tax and distribution benefits of a partnership, the avoidance of a corporate level tax offered by a partnership and the flexibility of making allocations of profit, loss and distributions offered by  partnership treatment under the Internal Revenue Code.

Since the conversion became effective, we are managed by a group of managers that provides oversight of our affairs and will carry out their duties similar to the role and function that the Board of Directors performed under our previous bylaws.  Operating like a Board of Directors, the managers have full, exclusive and complete discretion, power and authority to oversee the management of our affairs.  Instead of Articles of Incorporation and Bylaws, our management structure and governance procedures are now governed by the provisions of an Operating Agreement that has been entered into by our managers and members.

Income Taxes

Through December 30, 2008, we were organized as a California corporation and taxed under the Internal Revenue Code as a C corporation.  As a result, we recorded all current and deferred income taxes arising from our operations through that date. Deferred income tax assets and liabilities were determined based on the tax effects of temporary differences between the book and tax bases of our various assets and liabilities.

Effective December 31, 2008, we have converted our form of organization from a C corporation to a California limited liability company (the “LLC”). The LLC will be treated as a partnership for income tax purposes.  As a result, we will no longer be a tax-paying entity for federal or state income tax purposes, and no federal or state income tax will be recorded in our financial statements after the date of conversion.  Income and expenses of the entity will be passed through to the members of the LLC for tax reporting purposes. We will become subject to a California gross receipts fee of approximately $12,000 per year for years ending on and after December 31, 2009.

Although we will no longer be an income tax-paying entity beginning in 2009, we are nonetheless subject to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, for all “open” tax periods for which the statute of limitations has not yet run. FASB Interpretation No. 48, which we adopted as of January 1, 2007, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

Allowance for Loan Losses

We set aside an allowance or reserve for loan losses through charges to earnings, which are shown in our Consolidated Statements of Operations as the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  We adopted SFAS 157 on January 1, 2008 for financial assets and financial liabilities. The FASB approved a one-year deferral for the implementation of the Statement for non-financial assets and non-liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  We adopted the provisions of SFAS 157 for non-financial assets and non-liabilities as of January 1, 2009 without a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and is applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  We do not expect the adoption of FSP FAS 157-4 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  We do not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on our consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  We do not expect the implementation of SAB 111 to have a material impact on our consolidated financial statements.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU. Total funds held with ECCU were $17.4 million and $12.0 million at March 31, 2009 and December 31, 2008, respectively. Interest earned on funds held with ECCU totaled $90.8 thousand and $35.6 thousand for the three months ended March 31, 2009 and 2008, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $51.7 thousand and $39.8 thousand for the three months ended March 31, 2009 and 2008, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  Management believes that such method is reasonable.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU and a mortgage loan purchase agreement entered into by and between MPF and ECCU, we or our wholly-owned subsidiary, MPF, purchased $2.2 million and $12.4 million of loans from ECCU during the three months ended March 31, 2009 and 2008, respectively.  This includes $65 thousand purchased by MPF during the three months ended March 31, 2009.  We recognized $3.7 million and $1.7 million of interest income on loans purchased from ECCU during the three months ended March 31, 2009 and 2008, respectively.  ECCU retains the servicing rights on loans it sells to us or MPF.  We paid loan servicing fees to ECCU of $211.7 thousand and $154.6 thousand in the three months ended March 31, 2009 and March 31, 2008, respectively.

As part of our liquidity management practices,  from time to time we have asked ECCU to repurchase some of our mortgage loan investments in order to provide short-term liquidity. Although ECCU has from time to time accommodated us in responding to such requests, ECCU is under no obligation to continue this practice. During the three months ended March 31, 2009, loans in the amount of $2.2 million were sold back to ECCU. No gain or loss was incurred on these sales.  No loans were sold back to ECCU during the three months ended March 31, 2008.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a director.  Mr. Lee serves as President, Midwest Region, of Members United Corporate Federal Credit Union (“Members United”), which is one of our lenders.  See Note 4 for information regarding our borrowings from Members United.  In addition, Mark G. Holbrook, our Chairman and Chief Executive Officer, is a full time employee of ECCU and two of our managers, Mark A. Johnson and Scott T. Vandeventer, are employees of ECCU.  One of our managers also serves as Vice Chairman of the ECCU Board of Directors.

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans made by ECCU, and also purchase entire church mortgage loans from ECCU. Interest rates on the loans range from 3.63% to 8.75%, yielding a weighted average of 6.61% as of March 31, 2009, compared to a weighted average yield of 6.83% as of March 31, 2008. ECCU services these loans, charging a service fee to us.

An allowance for loan losses of $622 thousand as of March 31, 2009 and $141 thousand as of December 31, 2008 has been established for loans receivable. We have not experienced a loan loss and, as of March 31, 2009, we believe that the allowance for loan losses is appropriate.

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, and restructured loans.  Non-accrual loans represent loans of which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of our nonperforming loans:

	March 31	December 31	March 31
	2009	2008	2008

Non-accrual loans	$4,736	$2,700	$--
Loans 90 days or more past due and still accruing	--	--	--
Restructured loans	5,003	2,287	--
Total nonperforming loans	$9,739	$4,987	$--

Foregone interest on nonaccrual loans[1]	$104	$92	$--

Nonperforming loans as a percentage of total loans	4.0%	1.9%	--

We had two nonaccrual loans as of March 31, 2009, up from one nonaccrual loan at December 31, 2008.

As of March 31, 2009, we have no history of foreclosures on any secured borrowings.

1 Additional interest income that would have been recorded during the period if the nonaccrual loans had been current in accordance with their original terms.

4.  Lines of Credit and Other Borrowings

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

On August 27, 2008, we borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month London Inter-Bank Offered Rate (“LIBOR”) plus 100 basis points.  The interest rate on the Members United term loan will be reset monthly.  Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of March 31, 2009 and December 31, 2008, there was a $10.0 million outstanding balance on the Members United term loan.

Under the $100 Million CUSO Line, we may request advances under a “demand loan” or “term loan”.  A demand loan is a loan with a maximum term of one year and a variable rate based upon the prime rate quoted by the Wall Street Journal, as adjusted by a spread as determined by Members United.  A term loan is a fixed or variable loan that has a set maturity date not to exceed twelve years.

Future maturities of the tranches of the $100 Million CUSO Line at March 31, 2010, 2011, 2012 and thereafter are as follows:

2010	$69,578
2011	8,400
2012	11,900
$89,878

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

As of March 31, 2009 and December 31, 2008, the balance on the $100 Million CUSO Line was $89.9 million and the weighted average interest rate on our borrowings under this facility was 4.32% and 4.33%, respectively.  Pursuant to the terms of our promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

In September, 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and we entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On April 3, 2009, the interest rates on two tranches of these term loans in the amounts of $42.8 million and $24 million were scheduled to be adjusted.  In addition, the interest rate on another $2,800,000 tranche will become subject to an interest rate adjustment on August 18, 2009.

We are continuing to negotiate with Members United regarding the interest rate to be charged on this facility once the outstanding amounts that become due are termed out over a five year period with a 30 year amortization schedule.  The interest rate on the $24 million tranche that was scheduled for adjustment on April 3, 2009 has been extended on a month-to-month basis at a variable rate equal to the Federal Funds open rate plus 1.25%.  The $42 million tranche that was scheduled to be adjusted in April, 2009 has been adjusted to a rate of 6.5%.  While we are optimistic that we will be able to restructure our debt facility arrangements with Members United in the next few months, no assurances or guarantees can be given that we will be able to reach an agreement on a mutually acceptable interest rate, maturity term or other loan modification terms.  Failure to reach an acceptable debt restructuring agreement could have a material adverse effect on us if the interest rate on the Members United loan facility exceeds our expected interest income from our mortgage loan investments.

Both credit facilities are recourse obligations secured by designated mortgage loans. We must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of March 31, 2009 and December 31, 2008, approximately $111.5 million and $111.4 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. We have the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and our other debt, and to provide Members United with current financial statements and reports.  We were in compliance with these covenants as of March 31, 2009.

BMO Facility

On October 30, 2007, MPF entered into a Loan, Security, and Servicing agreement with BMO Capital Markets Corp., as agent (“BMO Capital”) and Fairway Finance Company (“Fairway”), its subsidiary, as lender.  MPF was formed as a special purpose wholly-owned, bankruptcy remote, limited liability company under Delaware law for the purpose of serving as an acquisition vehicle that would purchase qualifying mortgage loans that we or ECCU originate.  The agreement provides for, among other things, a $150,000,000 line of credit for the purpose of purchasing and warehousing loans for later securitization (the “BMO Facility”).  As of March 31, 2009 and December 31, 2008, the balance on the BMO Capital line of credit was $78.9 million and $85.3 million, respectively. Interest is calculated at the rate at which the lender issues commercial paper plus 0.90%.  The interest rate on the amount outstanding as of March 31, 2009 and December 31, 2008 was 1.42% and 2.09%, respectively.  Although the BMO Facility has a termination date of October 30, 2010, the termination date may be accelerated if certain termination events occur under the loan documents.

The line is secured by a first priority interest in eligible receivables of MPF, as defined in the loan agreement.  Under the terms of this facility, MPF must maintain the greater of (i) a minimum borrowing equity of $20 million, or (ii) a 75% maximum loan to asset ratio relative to the balance of eligible mortgage loans, as adjusted for certain concentration limits. At March 31, 2009 and December 31, 2008, we were in compliance with this requirement. At March 31, 2009 and December 31, 2008, all of MPF’s $110.1 million and $114 million of loans receivable, respectively, were pledged as collateral for the BMO Facility. The restricted cash maintained by MPF related to this line was $10.4 million at March 31, 2009 and December 31, 2008.

The BMO Facility contains standard borrower representations, covenants and events of default, including failing to make required payments on the credit facility, failing to timely cure a borrowing base deficit, incurrence of a default under MPF’s mortgage loan purchase agreements, the occurrence of an event causing termination of the servicing agreement, the occurrence of a material adverse event that affects MPF's ability to collect on its mortgage loan investments, and other default provisions typical of warehouse financing agreements. The agreements also contain customary borrower affirmative and negative covenants that require MPF to operate its activities as a special purpose bankruptcy remote entity, and to conduct its affairs and operations with us and any other affiliated entities on an arms-length basis.

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

Given the current disruption in the global credit markets, including mortgage-backed securities, we were unable to complete a takeout financing transaction as required under the BMO Facility loan documents prior to April 30, 2009.  Because of the collapse of securitization financing transactions for mortgage backed securities offerings, we have been proactively involved in discussions with BMO Capital regarding our inability to complete a takeout financing transaction as required under the BMO Facility loan documents.  We intend to continue these discussions with BMO Capital in an effort to find a mutually acceptable modification to the BMO Facility loan documents.  We expect to complete these negotiations and enter into a mutually acceptable arrangement with BMO Capital on or before June 30, 2009.

If we are unable to agree upon mutually acceptable modifications to the BMO Facility loan documents, BMO Capital could advise MPF that it has failed to perform or observe a covenant or agreement contained in the BMO Facility loan documents and request that action be taken to cure its failure to complete a takeout financing transaction.  If MPF failed to complete or comply with this agreement within thirty days after BMO Capital furnished notice to MPF, it could declare that an event of default had occurred under the BMO Facility loan documents.  In addition, BMO Capital would be entitled to exercise any and all remedies under the BMO Facility loan documents, including, but not limited to, seizing collateral, selling assets, or increasing the rate of interest on the loan to the prime rate, plus 2%.  Such events could have a material adverse effect on us.

In addition to our takeout financing commitment,  we were also advised in October, 2008 that the Bank of Montreal, which provided Fairway Finance Company, LLC with a liquidity guarantee, chose not to renew its agreement to serve as the liquidity bank for the BMO Facility.  Because of the Bank of Montreal’s decision to terminate its liquidity arrangement, a “facility termination date” occurred under the BMO Facility loan documents.  As a result, MPF could make no new borrowings under the facility.  In addition, all funds held in the facility collection account that were received from borrowers were required to be used to pay all outstanding costs and expenses due under the facility, then to accrued and unpaid interest on the outstanding balance of the facility and any remaining amounts applied to reduce the loan balance to zero.  Since all interest and principal repayments generated by MPF are reserved and applied to the BMO Facility, any excess earnings generated from our investment in MPF remain trapped and unavailable to us for liquidity and cash flow purposes.

We have met with representatives of BMO Capital  in an effort to reach a mutually acceptable solution to the takeout financing covenant and termination of the Liquidity Agreement by the Bank of Montreal.  We expect to complete these negotiations and enter into a modification arrangement for our BMO Facility on or before June 30, 2009.  Although we cannot guarantee a successful outcome in these discussions, we anticipate that we will be able to reach an agreement that will avoid any declaration of an event of default under the BMO Facility loan documents.

On May 5, 2009, MPF, ECCU and BMO Capital entered into a Waiver pursuant to which BMO Capital agreed to waive certain hedging requirements during the period commencing on April 16, 2009 and ending on May 31, 2009 (the “BMO Waiver”).  In addition, the BMO Waiver provides that BMO Capital will agree, during the period commencing on May 1, 2009 and continuing through May 31, 2009, to waive the requirement that all “eligible mortgage loans”, as that term is defined in the BMO Facility loan documents, comply with the provision that requires that no more than eighteen months have passed since the mortgage loans were initially included in the BMO Facility (the “Vintage Waiver Period”).  As required by the BMO Facility loan documents, an event of default occurs if a hedge deficit or surplus in excess of 10% exists and is not cured within five business days thereafter.  We have advised BMO Capital that MPF will not be able to comply with this requirement during the period commencing on April 16, 2009 and ending on May 31, 2009.  We have also advised BMO Capital that several of the loans held in the BMO Facility will have been held in the facility for a period in excess of eighteen months after they were included in the pool of eligible mortgage loans of the BMO Facility.

Under the provisions of the Waiver, BMO Capital has agreed to waive any breach or violation of the BMO Facility loan documents resulting from MPF’s failure to (i) comply with the hedging requirement during the hedge waiver period, and (ii) comply with the vintage loan requirement during the Vintage Waiver Period.  The Waiver is a limited waiver and does not otherwise constitute an amendment, modification, or waiver of any provision of the BMO Facility loan documents, other than as specifically described in such Waiver agreement.  We expect to complete our discussions with BMO Capital regarding any amendments or modifications to our BMO Facility on or before June 30, 2009.

5.  Notes Payable

We have the following unsecured notes payable at March 31, 2009 (dollars in thousands):
		Weighted Average Interest Rate
Class A Offering	$42,152	4.39%
Special Offering	12,687	4.95%
International Offering	532	5.27%
National Alpha Offering (Note 6)	18,800	5.46%
Total	$74,171	4.77%

Future maturities during the twelve months ended March 31 are as follows (dollars in thousands):

2010	$48,715
2011	10,535
2012	3,557
2013	3,289
Thereafter	8,075
$74,171

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not to exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of March 31, 2009 and December 31, 2008.  Effective April 18, 2008, we have discontinued the sale of our Alpha Class Notes.

Historically, most of our unsecured notes have been renewed by investors upon maturity.  Because we have discontinued our sale of Alpha Class Notes effective as of April 18, 2008, all holders of such notes that mature in the future may reinvest such sums by purchasing Class A Notes that have been registered with the Securities and Exchange Commission (see Note 6 below).  For matured notes that are not renewed, we fund the redemption through proceeds from the repayment of loans.

6.  National Offering

In July 2001, we registered with the U.S. Securities and Exchange Commission (the “SEC”) $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement which authorized the issuance of up to $50.0 million of such notes.  In April 2003, we registered with the SEC an additional $25.0 million of Alpha Class Notes.  In April 2005, we registered with the SEC $50.0 million of new Alpha Class Notes issued pursuant to a Trust Indenture which authorized the issuance of up to $200.0 million of such notes.  In May 2007, we registered with the SEC an additional $75.0 million of the new Alpha Class Notes. At March 31, 2009 and December 31, 2008, $18.8 million and $24.2 million of these Alpha Class notes were outstanding, respectively.

In April 2008, we registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and is expected to continue through April 30, 2010.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates we pay on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates we pay on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.  The Notes were issued under a Trust Indenture between us and U.S. Bank National Association (“US Bank”).  The Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at March 31, 2009.  At March 31, 2009, $42.1 million of these Class A Notes were outstanding.

7.  Preferred and Common Units Under LLC Structure

On December 31, 2008, both our Class I Preferred Stock and Class II Preferred Stock were converted into Series A Preferred Units pursuant to a Plan of Conversion adopted by our shareholders. The Series A Preferred Units are entitled to a cumulative preferred return, payable quarterly in arrears, equal to the liquidation preference times a dividend rate of 190 basis points over the 1-year LIBOR rate in effect on the last day of the calendar month in which the preferred return is paid (“Preferred Return”).  In addition, the Series A Preferred Units are entitled to an annual preferred distribution, payable in arrears, equal to 10% of our profits less the Preferred Return (“Preferred Distribution”).

The Series A Preferred Units have a liquidation preference of $100 per unit; have no voting rights; and are subject to redemption in whole or in part at our election on December 31 of any year, for an amount equal to the liquidation preference of each unit, plus any accrued and unpaid Preferred Return and Preferred Distribution on such units. The Series A Preferred Units have priority as to earnings and distributions over our Class A Common Units.  We have a right of first refusal in the event that one of our Class A Common Unit or Series A Preferred Unit holders proposes to sell or transfer such units.  If we fail to pay a Preferred Return for four consecutive quarters, the holders of the Series A Preferred Units have the right to appoint two managers.

On December 31, 2008, our common stock was converted into Class A Common Units under the Plan of Conversion that was adopted by our shareholders.  In accordance with the terms of the Plan of Conversion and Operating Agreement approved by our shareholders and managers, all voting rights are held by the holders of our Class A Common Units.

8.  Interest Rate Swap Agreements

We have stand-alone derivative financial instruments in the form of interest rate swap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such differences, which represent the fair value of the derivative instruments, are reflected on our consolidated balance sheets as other assets and other liabilities.

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

Risk Management Policies – Hedging Instruments

The primary focus of our asset/liability management program is to monitor the sensitivity of our net portfolio value and net income under varying interest rate scenarios to take steps to control our risks.  On a quarterly basis, we simulate the net portfolio value and net income expected to be earned over a twelve-month period following the date of simulation.  The simulation is based on a projection of market interest rates at varying levels and estimates the impact of such market rates on the levels of interest-earning assets and interest-bearing liabilities during the measurement period.  Based upon the outcome of the simulation analysis, we consider the use of derivatives as a means of reducing the volatility of net portfolio value and projected net income within certain ranges of projected changes in interest rates.  We evaluate the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

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

At March 31, 2009, the information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$82,909
Weighted average pay rate	3.17%
Weighted average receive rate	0.56%
Weighted average maturity in years	.04
Unrealized loss relating to interest rate swaps	$175

These agreements provide for us to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”)) in exchange for making payments at a fixed rate. This rate was 0.50% and 0.44% at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, the unrealized loss relating to interest rate swaps was recorded in other liabilities.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  The net amount of other comprehensive income reclassified into interest expense during the three months ended March 31, 2009 was $542 thousand.

Risk management results for the three months ended March 31, 2009 related to the balance sheet hedging of long-term debt indicate that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

As of March 31, 2009, approximately $175 thousand of losses reported in other comprehensive income related to the interest rate swaps were expected to be reclassified into interest expense as a yield adjustment of the hedged borrowings during the year ending December 31, 2009.

9.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $6.1 million at March 31, 2009 and $3.7 million at December 31, 2008.

10.  Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements for financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS No. 157 was issued to increase consistency and comparability in reporting fair values.

In January 2009, we adopted  SFAS No. 157 for certain non-financial assets and non-financial liabilities.  Our adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.

The application of SFAS No. 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, in October 2008. FSP 157-3 became effective immediately and did not significantly impact the methods by which we determine the fair values of our financial assets.

SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•
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

•
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

We had one financial liability, the interest rate swap agreement, that is measured at fair value on a recurring basis.  This agreement, recorded at $174,000 at March 31, 2009, is measured at fair value based on an estimate provided by the counterparty using Level 2 inputs. We had no financial assets measured at fair value on a recurring basis.  We had the following financial assets for which fair value measurements are performed on a nonrecurring basis:

Impaired Loans.  We had impaired loans totaling $4.7 million as of March 31, 2009.  We used Level 3 inputs to estimate the current values of underlying collateral for collateral-dependent loans, and Level 3 inputs to estimate the present value of expected cash flows for other impaired loans. Based on these fair value measurements, we concluded that no valuation allowance was required for impaired loans as of March 31, 2009.

As of March 31, 2009, we had no non-financial assets or non-financial liabilities that are measured at fair value.

11.  Subsequent Event

On May 1, 2009, we entered into a Master Loan Participation Purchase and Sale Agreement (the “MLPPA”) with Western Federal Credit Union (“Western”), pursuant to which Western is authorized, but is not obligated, to purchase loan participation interests from us on a non-recourse basis.  At such time as Western agrees to purchase a loan participation interest under the MLPPA, we will enter into a form of Loan Participation Purchase Certificate that will identify the name of the borrower; the principal balance due under the loan on the date of origination and date of purchase of the undivided interest in such loan; the interest rate; maturity date for such loan; purchase price of the loan participation; and participation percentage that will be acquired under the loan.  We are obligated to notify Western of material events that affect the financial condition of the borrower, impair its ability to make payments on the loan or otherwise affect the collectability of the loan.  In addition, we are obligated to notify Western in the event that the borrower requests a modification in the loan documents, or collateral securing the loan, or occurrence of an event that would constitute a default under the loan documents.

The MLPPA also provides that no amendment to the loan documents, substitution, release or sale of collateral, foreclosure efforts or commencement of legal proceedings may be initiated without Western’s consent.  The MLPPA includes standard representations and warranties for a loan participation purchase agreement.  We have appointed ECCU to act as our servicing agent with respect to the initial pool of loans for the loan participations that will be purchased under the MLPPA.

Western is an equity owner of our Class A Common Units and has been deemed to be a related party.  Our managers have ratified the MLPPA under our Related Party policy.  We believe that the MLPPA contains terms and conditions that are typical for a loan participation purchase agreement and was entered into under an arms-length negotiating arrangement.

We plan to use the proceeds that we receive from the sale of loan participation interests under the MLPPA to purchase church mortgage loans from our wholly-owned subsidiary, MPF, which will reduce MPF’s outstanding indebtedness under the BMO Facility.  Any loans that we acquire from MPF will be pledged as collateral for the benefit of Members United under our Members United credit facility.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements regarding MINISTRY PARTNERS INVESTMENT COMPANY, LLC and our wholly-owned subsidiary, Ministry Partners Funding, LLC, including, without limitation, statements regarding our expectations with respect to revenue, credit losses, levels of non-performing assets, expenses, earnings and other measures of financial performance.  Statements that are not statements of historical facts may be deemed to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management.

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

•	we need to raise additional capital to fund and implement our business plan;

•	we rely upon our largest equity holder to originate profitable church and ministry related mortgage loans and service such loans;

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

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Corporation and our wholly-owned subsidiary, Ministry Partners Funding, LLC.

OVERVIEW

We were incorporated in 1991 as a credit union service organization and we invest in and originate mortgage loans made to evangelical churches, ministries, schools and colleges.  Our loan investments are generally secured by a first mortgage lien on properties owned and occupied by churches, schools, colleges and ministries.

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2009 and March 31, 2008 and should be read in conjunction with the financial statements and the accompanying Notes thereto.

Results of Operations

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

During the three months ended March 31, 2009, we had a net income of $254 thousand as compared to a net loss of $178 thousand for the three months ended March 31, 2008. This increase is attributable primarily to an increase in net interest margin.  Net interest income after provision for loan losses increased to $1.4 million, an increase of $867 thousand, or 174%, from $498 thousand for the three months ended March 31, 2008.  This increase is attributable primarily to an increase in the size of the loan portfolio.  Our cost of funds (i.e., interest expense) increased to $2.9 million, an increase of $1.2 million or 70%, for the three months ended March 31, 2009, as compared to $1.7 million for the three months ended March 31, 2008.  This is due primarily to an increase in our line of credit borrowings.

Our operating expenses for the three months ended March 31, 2009 increased to $945 thousand from $664 thousand for the same period ended March 31, 2008, an increase of 42%. The increase was caused primarily by an increase in salaries and benefits related to the hiring of new employees and an increase in legal and accounting expenses related to our audit and conversion from a California corporation to a California limited liability company effective as of December 31, 2008.

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

 The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

Average Balances and Rates/Yields
For the Three Months Ended March 31,
(Dollars in Thousands)

	2009			2008
Assets:	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-earning accounts with other financial institutions	$15,830	$113	2.84%	$5,023	$44	3.50%
Total loans [1]	253,515	4,108	6.48%	122,994	2,135	6.90%
Total interest-earning assets	269,345	4,221	6.27%	128,017	2,179	6.81%

Liabilities:
Public offering notes – Alpha Class	21,164	282	5.33%	37,869	508	5.36%
Public offering notes – Class A	39,523	431	4.37%
Special offering notes	13,415	162	4.83%	23,716	307	5.17%
International notes	558	7	5.27%	502	7	5.68%
Lines of Credit	182,080	1,973	4.34%	55,192	859	6.23%

Total interest-bearing liabilities	$256,740	2,856	4.45%	$117,279	1,681	5.73%

Net interest income		$1,365			$498
Net interest margin [2]			2.04%			1.54%

[1] Loans are net of deferred fees.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $269.3 million during the three months ended March 31, 2009, from $128.0 million during the same period in 2008, an increase of $141.3 million or 110%. The average yield on these assets decreased to 6.27% for the three months ended March 31, 2009 from 6.81% for the three months ended March 31, 2008. This average yield decrease was related to the decrease in interest rates on interest-earning accounts with other financial institutions as well as decreased interest rates on new loans. Average interest-bearing liabilities, consisting of notes payable, increased to $256.7 million during the three months ended March 31, 2009, from $117.3 million during the same period in 2008. The average rate paid on these notes decreased to 4.45% for the three months ended March 31, 2009, from 5.73% for the same period in 2008. The decrease on the average interest rate paid on these liabilities was primarily related to the decrease on our line of credit interest rate, some of which is adjusted each month based on an index which has been decreasing.

Net interest income for the three months ended March 31, 2009, was $1.4 million, which was an increase of $867 thousand, or 174% for the same period in 2008. The net interest margin increased 50 basis points to 2.04% for the quarter ended March 31, 2009, compared to 1.54% for the quarter ended March 31, 2008. The increase in the net interest margin was related to the substantial decrease in the cost of funds related to our line of credit borrowings.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2009 vs. 2008
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$78	$(9)	$69
Total loans	2,122	(149)	1,973
	2,200	(158)	2,042

Increase (Decrease) in Interest Expense:
Public offering notes – Alpha Class	(222)	(3)	(225)
Public offering notes – Class A	431	0	431
Special offering notes	(126)	(19)	(145)
International notes	1	(1)	--
Other	1,445	(331)	1,114
	1,529	(354)	1,175
Change in net interest income	$671	$196	$867

Liquidity and Capital Resources

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

The net increase in cash during the three months ending March 31, 2009 was $5.0 million, compared to a net increase of $12.3 million for the three months ended March 31, 2008, a decrease of $7.3 million. Net cash provided by operating activities totaled $655 thousand for the three months ended March 31, 2009, compared to net cash provided by operating activities of $143 thousand for the same period in 2008. This increase is attributable primarily to an increase in net income over the same period in 2008.

Net cash provided by investing activities totaled $12.4 million during the three months ended March 31, 2009, compared to $14.9 million used during the three months ended March 31, 2008, an increase in cash of $27.3 million. This increase is primarily attributable to a decrease in the amount of loan fundings and purchases, as well as an increase in loan payoffs and loan sales.

Net cash used in financing activities totaled $8.0 million for this three month period ended March 31, 2009, a decrease in cash of $35.0 million from $27.0 million provided by financing activities during the three months ended March 31, 2008. This difference is attributable to paydowns on our lines of credit and notes.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt holders when the notes that they hold mature.  During the year ended December 31, 2008, 76% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.  During the three months ended March 31, 2009, our investors renewed their debt securities investments at a 78% rate.

At March 31, 2009, our cash, which includes cash reserves and cash available for investment in the mortgage loans, was $19.9 million, an increase of $5.0 million from $14.9 million at December 31, 2008.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2009.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred in the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Waiver by and among Ministry Partners Funding, LLC, Evangelical Christian Credit Union and BMO Capital Markets Corp., effective as of May 5, 2009.  Incorporated by reference to our Form 8-K filed May 11, 2009.

10.2
Mortgage Loan Participation Purchase and Sale Agreement by and between Ministry Partners Investment Company, LLC, and Western Federal Credit Union, dated May 1, 2009.  Incorporated by reference to our Form 8-K filed May 15, 2009.

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

Dated: May 15, 2009

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Susan B. Reilly
Susan B. Reilly,
Principal Accounting Officer