Form 10-Q
period 2009-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2009-08-14
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At June 30, 2009, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	F-1

Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008	F-2

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	F-3

Notes to Consolidated Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Controls and Procedures	7

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	8
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8
Item 3. Defaults Upon Senior Securities	8
Item 4. Submission of Matters to a Vote of Security Holders	8
Item 5. Other Information	8
Item 6. Exhibits	8

SIGNATURES	9

Exhibit 10.1 — Waiver by and among Ministry Partners Funding, LLC, Evangelical Christian Credit Union and BMO Capital Markets Corp., effective as of July 15, 2009

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

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

Exhibit 32.2 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
 (Dollars in Thousands Except Unit Data)

	2009 (Unaudited)	2008
Assets:
Cash	$13,019	$14,889
Loans held for sale	$49,823	--
Loans receivable, net of allowance for loan losses of $617 and $489 as of June 30, 2009 and December 31, 2008, respectively	172,185	257,176
Accrued interest receivable	1,138	1,374
Property and equipment	266	262
Debt issuance costs	977	979
Other assets	628	415
Total assets	$238,036	$275,095
Liabilities and members’ equity
Liabilities:
Bank borrowings	$149,718	$185,146
Notes payable	73,731	75,774
Accrued interest payable	444	292
Other liabilities	374	1,132
Total liabilities	224,267	262,344
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,600 units issued and outstanding at June 30, 2009 and December 31, 2008 (liquidation preference of $100 per unit)	11,760	11,760
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2009 and December 31, 2008	1,509	1,509
Retained earnings	463	--
Accumulated other comprehensive income (loss)	37	(518)
Total members' equity	13,769	12,751
Total liabilities and members' equity	$238,036	$275,095

The accompanying notes are an integral part of these consolidated financial statements

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest income:
Interest on loans	$3,656	$2,996	$7,763	$5,131
Interest on interest-bearing accounts	98	108	211	152
Total interest income	3,754	3,104	7,974	5,283
Interest expense:
Bank borrowings	1,577	1,363	3,550	2,222
Notes payable	855	877	1,699	1,737
Total interest expense	2,432	2,240	5,287	3,921
Net interest income	1,322	864	2,687	1,362
Provision for loan losses	90	96	258	111
Net interest income after provision for loan losses	1,232	768	2,429	1,251
Non-interest income	3	28	5	31
Non-interest expenses:
Salaries and benefits	325	277	682	493
Marketing and promotion	7	5	15	8
Office operations	327	283	672	598
Legal and accounting	152	133	387	263
Total non-interest expenses	811	698	1,756	1,362
Income (loss) before provision for income taxes	424	98	678	(80)
Provision for income taxes	--	--	--	--
Net income (loss)	$424	$98	$678	$(80)

The accompanying notes are an integral part of these consolidated financial statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)
(Dollars in Thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$678	$(80)
Adjustments to reconcile net income (loss) to net cash provided by operation activities:
Depreciation	23	2
Amortization of deferred loan fees	(33)	(24)
Amortization of debt issuance costs	242	198
Provision for loan losses	412	111
Changes in:
Accrued interest receivable	236	(528)
Other assets	(177)	329
Other liabilities	(87)	105
Net cash provided by operating activities	1,294	113
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(6,088)	(124,850)
Loan originations	(151)	(2,085)
Loan sales	21,454	--
Loan principal collections, net	19,574	22,043
Purchase of property and equipment	(27)	--
Net cash provided (used) by investing activities	34,762	(104,892)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank borrowings	(35,428)	107,361
Net changes in notes payable	(2,043)	7,711
Debt issuance costs	(240)	(37)
Purchase of preferred stock	--	(50)
Dividends paid on preferred stock	--	(224)
Dividends paid on preferred units	(215)	--
Net cash provided (used) by financing activities	(37,926)	114,761
Net increase (decrease) in cash and cash equivalents	$(1,870)	$9,982
Cash and cash equivalents at beginning of period	14,889	2,243
Cash and cash equivalents at end of period	$13,019	$12,225
Supplemental disclosures of cash flow information
Interest paid	$5,135	$3,710
Non-cash activities: Reclassification of loans held for investment to loans held for sale	$49,823	--

The accompanying notes are an integral part of these consolidated financial statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiary, Ministry Partners Funding, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2008 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the results for the full year.

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

We are required to maintain certain balances on hand in conjunction with our borrowing arrangement with BMO Capital Markets Corp., as disclosed in Note 4.

Interest Rate Swap and Interest Rate Cap Agreements

For asset/liability management purposes, we use interest rate swap agreements or interest rate caps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period.  The notional amount on which the interest payments are based is not exchanged.  These swap agreements are derivative instruments that convert a portion of  our variable-rate debt to a fixed rate (cash flow hedge), and convert a portion of our fixed-rate loans to a variable rate (fair value hedge).

An interest rate cap is an option contract that protects the holder from increases in short-term interest rates by making a payment to the holder at the end of each period when an underlying interest rate (the "index" or "reference" interest rate) exceeds a specified strike rate (the "cap rate"). Similar to an interest rate swap, the notional amount on which the payment is made is never exchanged. An interest cap is purchased for a premium and typically will have a term ranging from 1 - 7 years. When an interest rate cap is purchased, payments to the holder are made on a monthly, quarterly or semiannual basis, with the period generally set based upon the maturity of the index interest rate.  For each period, the payment is determined by comparing the current level of the index interest rate with the cap rate.  If the index rate exceeds the cap rate, the payment is based upon the difference between the two rates, the length of the period, and the notional amount.  Otherwise, no payment is made for that period.  We utilize interest rate caps to mitigate our upside risk to rising interest rates.

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

Debt Issuance Costs

Debt issuance costs are related to the bank borrowings as well as to a public offering of unsecured notes and are amortized into interest expense over the contractual terms of the debt.

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

Although we are  no longer an income tax-paying entity beginning in 2009, we are nonetheless subject to Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, for all “open” tax periods for which the statute of limitations has not yet run. FASB Interpretation No. 48, which we adopted as of January 1, 2007, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Loans Held for Sale

Loans originated for sale in the foreseeable future in the secondary market are carried at the lower of aggregate cost or market value.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Gains and losses on sales of loans are recognized at the trade date. All sales are made without recourse.

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

New Accounting Pronouncements

In June 2009, the FASB issued Statements on Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates that will serve only to update the Codification. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not anticipated to have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This Statement amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises’ variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any impact on our consolidated financial statements as we do not hold interests in any variable interest entities.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This Statement amends SFAS 140 and removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, on qualifying special-purpose entities. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, and is not anticipated to have any impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS No. 157-4). This FSP provides additional guidance for estimating fair value in accordance with SFAS Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received in the sale of an asset, or paid to transfer a liability, in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is to be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adopting FSP FAS No. 157-4 in the second quarter of 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS No. 115-2 and FAS 124-2). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption FSP FAS No. 115-2 and FAS 124-2 in the second quarter of 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS No. 107-1 and APB 28-1). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to early adopt FSP FAS 115-2 and FAS 124-2. As a result of adopting FSP FAS No. 107-1 and APB 28-1 in the second quarter of 2009, we are now disclosing information about the fair value of our financial instruments on a quarterly basis.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU. Total funds held with ECCU were $11.3 million and $12.0 million at June 30, 2009 and December 31, 2008, respectively. Interest earned on funds held with ECCU totaled $179.8 thousand and $136.7 thousand for the six months ended June 30, 2009 and 2008, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $101.7 thousand and $80.1 thousand for the six months ended June 30, 2009 and 2008, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  Management believes that such method is reasonable.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU and a mortgage loan purchase agreement entered into by and between MPF and ECCU, we or our wholly-owned subsidiary, MPF, purchased $6.0 million and $118.9 million of loans from ECCU during the six months ended June 30, 2009 and 2008, respectively.  This includes $65 thousand purchased by MPF during the six months ended June 30, 2009.  We recognized $6.9 million and $4.3 million of interest income on loans purchased from ECCU during the six months ended June 30, 2009 and 2008, respectively.  ECCU retains the servicing rights on loans it sells to MPF and currently acts as the servicer for any loans we purchase from ECCU.  We paid loan servicing fees to ECCU of $379.9 thousand and $302.5 thousand in the six months ended June 30, 2009 and June 30, 2008, respectively.

As part of our liquidity management practices,  from time to time we have asked ECCU to repurchase some of our mortgage loan investments in order to provide short-term liquidity. Although ECCU has from time to time accommodated us in responding to such requests, ECCU is under no obligation to continue this practice. During the six months ended June 30, 2009, loans in the amount of $2.2 million were sold back to ECCU. No gain or loss was incurred on these sales.  No loans were sold back to ECCU during the six months ended June 30, 2008.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans made by ECCU, and also purchase entire church mortgage loans from ECCU. Interest rates on the loans range from 3.00% to 8.50%, yielding a weighted average of 6.50% as of June 30, 2009, compared to a weighted average yield of 6.63% as of June 30, 2008. ECCU currently acts as our servicer for these loans, charging a service fee to us.

An allowance for loan losses of $617 thousand as of June 30, 2009 and $489 thousand as of December 31, 2008 has been established for loans receivable. We have not experienced a loan charge-off and, as of June 30, 2009, we believe that the allowance for loan losses is appropriate.

As of June 30, 2009, we reclassified $49.8 million of loans to loans held for sale.  Based on recent sales of similar loans, we believe we can sell these loans at par value.  Therefore, the loans are carried at cost.  Proceeds from the sale will be used to pay off the unpaid principal balance on our borrowing facilities with BMO Capital Markets Corp.

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, and restructured loans.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of our nonperforming loans:

	June 30,	December 31,	June 30,
	2009	2008	2008

Non-accrual loans	$7,057	$2,700	$--
Loans 90 days or more past due and still accruing	--	--	--
Restructured loans	13,372	2,287	--
Total nonperforming loans	$20,429	$4,987	$--

Foregone interest on nonaccrual loans[1]	$200	$92	$--

Nonperforming loans as a percentage of total loans	11.9%	1.9%	--

1Additional interest income that would have been recorded during the period if the nonaccrual loans had been current in accordance with their original terms

We had four nonaccrual loans as of June 30, 2009, up from one nonaccrual loan at December 31, 2008.  As of June 30, 2009, we have no history of foreclosures on any secured borrowings.

4.  Line of Credit and Other Borrowings

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

On August 27, 2008, we borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month London Inter-Bank Offered Rate (“LIBOR”) plus 100 basis points.  The interest rate on the Members United term loan will be reset monthly.  Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of June 30, 2009 and December 31, 2008, there was a $10.0 million outstanding balance on the Members United term loan.

Under the $100 Million CUSO Line, we may request advances under a “demand loan” or “term loan”.  A demand loan is a loan with a maximum term of one year and a variable rate based upon the prime rate quoted by the Wall Street Journal, as adjusted by a spread as determined by Members United.  A term loan is a fixed or variable loan that has a set maturity date not to exceed twelve years.

Future maturities of the tranches of the $10 Million LOC and $100 Million CUSO Line during the twelve months ending June 30, 2010, and 2011, are as follows:

2010	$77,995
2011	21,900
$99,895

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

As of June 30, 2009 and December 31, 2008, the balance on the $100 Million CUSO Line was $89.9 million and the weighted average interest rate on our borrowings under this facility was 4.38% and 4.33%, respectively.  Pursuant to the terms of our promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

In September, 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and we entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On July 6, 2009, the interest rates on two tranches of these term loans in the amounts of $42.8 million and $24 million were scheduled to be adjusted.  In addition, the interest rate on another $2,800,000 tranche will become subject to an interest rate adjustment on August 18, 2009.

We are continuing to negotiate with Members United regarding the interest rate to be charged on this facility once the outstanding amounts that become due are termed out over a five year period with a 30 year amortization schedule.  The interest rate on the $24 million tranche that was scheduled for adjustment on July 6, 2009 has been extended on a month-to-month basis at a variable rate equal to the Federal Funds open rate plus 1.25%.  The $42 million tranche that was scheduled to be adjusted in July, 2009 has been adjusted to a rate of 6.5%.  While we anticipate that we will be able to successfully restructure our debt obligations with Members United on the $77,995 million and $11,900 million tranches on the $100 Million CUSO Line that mature in 2010 and 2011, respectively, failure to reach acceptable terms on this facility could have a material adverse effect on our results of operations..

Both credit facilities are recourse obligations secured by designated mortgage loans. We must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of June 30, 2009 and December 31, 2008, approximately $112.3 million and $111.4 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. We have the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and our other debt, and to provide Members United with current financial statements and reports.  We were in compliance with these covenants as of June 30, 2009.

BMO Facility

On October 30, 2007, MPF entered into a Loan, Security, and Servicing agreement with BMO Capital Markets Corp., as agent (“BMO Capital”) and Fairway Finance Company (“Fairway”), its subsidiary, as lender.  MPF was formed as a special purpose wholly-owned, bankruptcy remote, limited liability company under Delaware law for the purpose of serving as an acquisition vehicle that would purchase qualifying mortgage loans that we or ECCU originate.  The agreement provides for, among other things, a $150,000,000 line of credit for the purpose of purchasing and warehousing loans for later securitization (the “BMO Facility”).  As of June 30, 2009 and December 31, 2008, the balance on the BMO Capital line of credit was $49.8 million and $85.3 million, respectively. Interest is calculated at the rate at which the lender issues commercial paper plus 1.75%.  The interest rate on the amount outstanding as of June 30, 2009 and December 31, 2008 was 2.14% and 2.09%, respectively.  Although the BMO Facility has a termination date of October 30, 2010, the termination date may be accelerated if certain termination events occur under the loan documents.

The line is secured by a first priority interest in eligible receivables of MPF, as defined in the loan agreement.  Under the terms of this facility, MPF must maintain the greater of (i) a minimum borrowing equity of $20 million, or (ii) a 75% maximum loan to asset ratio relative to the balance of eligible mortgage loans, as adjusted for certain concentration limits. At June 30, 2009 and December 31, 2008, we were in compliance with this requirement. At June 30, 2009 and December 31, 2008, all of MPF’s $82.7 million and $114 million of loans receivable, respectively, were pledged as collateral for the BMO Facility. The restricted cash maintained by MPF related to this line was $10.4 million at June 30, 2009 and December 31, 2008.

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

We were advised in October, 2008 that the Bank of Montreal, which provided Fairway Finance Company, LLC with a liquidity guarantee, chose not to renew its agreement to serve as the liquidity bank for the BMO Facility.  Because of the Bank of Montreal’s decision to terminate its liquidity arrangement, a “facility termination date” occurred under the BMO Facility loan documents.  As a result, MPF could make no new borrowings under the facility.  In addition, all funds held in the facility collection account that were received from borrowers were required to be used to pay all outstanding costs and expenses due under the facility, then to accrued and unpaid interest on the outstanding balance of the facility and any remaining amounts applied to reduce the loan balance to zero.  Since all interest and principal repayments generated by MPF have been reserved and applied to the BMO Facility, any excess earnings generated from our investment in MPF have been trapped and are unavailable to us for liquidity and cash flow purposes.

On May 5, 2009, MPF, ECCU and BMO Capital entered into a Waiver pursuant to which BMO Capital agreed to waive certain hedging requirements during the period commencing on April 16, 2009 and ending on May 31, 2009 (the “BMO Waiver”).  In addition, the BMO Waiver provides that BMO Capital will agree, during the period commencing on May 1, 2009 and continuing through May 31, 2009, to waive the requirement that all “eligible mortgage loans”, as that term is defined in the BMO Facility loan documents, comply with the provision that requires that no more than eighteen months have passed since the mortgage loans were initially included in the BMO Facility (the “Vintage Waiver Period”).  As required by the BMO Facility loan documents, an event of default occurs if a hedge deficit or surplus in excess of 10% exists and is not cured within five business days thereafter.  We advised BMO Capital that MPF would not be able to comply with this requirement for the period commencing on April 16, 2009 and ending on May 31, 2009 and further advised BMO Capital that several of the loans held in the BMO Facility will have been held in the facility for a period in excess of eighteen months after they were included in the pool of eligible mortgage loans of the BMO Facility.

Under the provisions of the BMO Waiver, BMO Capital agreed to waive any breach or violation of the BMO Facility loan documents resulting from MPF’s failure to (i) comply with the hedging requirement during the hedge waiver period, and (ii) comply with the vintage loan requirement during the Vintage Waiver Period.  The BMO Waiver is a limited waiver and does not otherwise constitute an amendment, modification, or waiver of any provision of the BMO Facility loan documents, other than as specifically described in such waiver agreement.

Effective as of June 5, 2009, our wholly-owned subsidiary, MPF, entered into an Omnibus Amendment to Loan, Security and Servicing Agreement and Fee Agreement (the “Omnibus Amendment”) with Fairway Finance Company, LLC, ECCU, BMO Capital Markets Corp., U.S. Bank National Assocation and Lyon Financial Services (d/b/a U.S. Bank Portfolio Services), pursuant to which the parties agreed to certain modifications and amendments to the BMO Facility.  Under the Omnibus Amendment the parties agreed to:

•
eliminate any requirement that MPF is obligated to enter into a term securitization financing transaction, whole loan sale or other refinancing event in an amount equal to or greater than $50 million for the purpose of completing a takeout financing arrangement for certain mortgage loans held in the BMO Facility;

•	reduce the amount of working capital that MPF is required to maintain under the BMO Facility from $10 million to $3 million;

•	grant to MPF an extension of time to comply with certain eligible mortgage loan vintage requirements that no mortgage loan remains pledged as collateral for more than 18 months;

•
eliminate a requirement that MPF enter into a hedge transaction on each borrowing date and on each date that any hedge transaction expires and require instead that MPF enter into a hedge transaction complying with the terms of the Omnibus Amendment;

•
on each monthly “settlement date,” MPF will deposit into a reserve account an amount equal to the premium that will be needed to purchase a LIBOR Cap that will enable MPF to purchase hedge protection against unexpected changes in interest rates for the period that any mortgage loan pledged as collateral is scheduled to be repaid (the “LIBOR Cap Premium”);

•
prior to each settlement date, MPF will request that a hedge counterparty furnish us with confirmation of the LIBOR Cap Premium for all outstanding LIBOR Caps after estimating the expected payoff dates for the mortgage loans pledged as collateral and determining the hedge rate to purchase an interest rate cap;

•
on each settlement date, MPF will deposit funds into the reserve account in an amount equal to the aggregate LIBOR Cap Premiums as of such date over the amount then on deposit in the reserve account; and

•
set the “spread” on the interest rate to be charged under the BMO Facility at 1.75% over the commercial paper rate, unless an event of default occurs, which event would trigger a default rate of prime rate plus 2.0%.

As required by the Omnibus Amendment, MPF paid to BMO Capital an amendment fee of $228 thousand and MPF agreed to reduce the unpaid principal balance of the BMO Facility from approximately $78.9 million at March 31, 2009 to $50.7 million as of June 5, 2009.  On May 21, 2009, we purchased 21 mortgage loans from MPF for an aggregate purchase price of $21,922,034.  The net proceeds received by MPF from the sale of these mortgage loans was applied to reduce MPF’s outstanding indebtedness under the BMO Facility.

On July 15, 2009, MPF, ECCU and BMO Capital entered into a Waiver pursuant to which BMO Capital agreed to waive certain hedging requirements under the terms of the BMO Facility.  As a result of this Waiver, MPF will not be required to cure a “hedge deficit” or “hedge surplus” in excess of 10% in order to prevent a default under the BMO Facility.

Under the terms of the Omnibus Amendment, a “facility termination event” occurred effective as of October 31, 2008.  As a result, MPF can make no new borrowings on the facility and all funds held or received by the facility collection account from payments of principal and interest and loan prepayments will be applied on an accelerated basis to the unpaid balance on the facility.  In addition, the BMO Facility loan documents provide that a mortgage loan which has been in the facility for more than 18 months may not be pledged as collateral under the BMO Facility.  Because of the mortgage loan vintage requirement, we expect that we will be required to pay off the facility during the first quarter of 2010.

We intend to generate funds to satisfy our indebtedness under the BMO Facility through (i) the collection of  principal and interest and loan prepayments from loans that are held in the facility; (ii) the sale of debt securities under our U.S. Securities and Exchange Commission registered offering of Class A Notes; (iii) the sale of mortgage loans or participation interests; (iv) a refinancing transaction; or (v) a combination of these capital raising alternatives.  On July 23, 2009, we filed a prospectus for an offering of up to $80 million of our Class A Notes with the U.S. Securities and Exchange Commission.  We have made all payments due on the BMO Facility on a timely basis and are in compliance with all covenants that we are required to comply with under the facility.  While we expect that we will be able to pay off the principal balance of the BMO Facility during the first quarter of 2010 through one or more of the capital raising initiatives discussed above, no assurances can be given that we will be successful in our efforts to pay off the BMO Facility by March 31, 2010.  In that event, we will be forced to seek concessions or a waiver from BMO Capital or liquidate mortgage loan investments that we own.

5.  Notes Payable

We have the following unsecured notes payable at June 30, 2009 (dollars in thousands):

		Weighted Average Interest Rate
Class A Offering	$44,063	4.03%
Special Offering	9,396	4.27%
Special Subordinated Note	2,606	7.00%
International Offering	457	4.97%
National Alpha Offering (Note 6)	17,209	5.49%
Total	$73,731	4.51%

Future maturities during the twelve months ending June 30 are as follows (dollars in thousands):

2010	$48,980
2011	8,154
2012	3,879
2013	5,071
2014	3,898
Thereafter	$3,749
$73,731

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of June 30, 2009 and December 31, 2008.  Effective April 18, 2008, we discontinued the sale of our Alpha Class Notes.

Historically, most of our unsecured notes have been renewed by investors upon maturity.  Because we have discontinued our sale of Alpha Class Notes effective as of April 18, 2008, all holders of such notes that mature in the future may reinvest such sums by purchasing our Class A Notes that have been registered with the Securities and Exchange Commission (see Note 6 below).  For matured notes that are not renewed, we fund the redemption through proceeds we receive from the repayment of the mortgage loans that we hold.

6.  National Offering

In July 2001, we registered with the U.S. Securities and Exchange Commission (the “SEC”) $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement which authorized the issuance of up to $50.0 million of such notes.  In April 2003, we registered with the SEC an additional $25.0 million of Alpha Class Notes.  In April 2005, we registered with the SEC $50.0 million of new Alpha Class Notes issued pursuant to a Trust Indenture which authorized the issuance of up to $200.0 million of such notes.  In May 2007, we registered with the SEC an additional $75.0 million of the new Alpha Class Notes. At June 30, 2009 and December 31, 2008, $17.2 million and $24.2 million of these Alpha Class notes were outstanding, respectively.

In April 2008, we registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and is expected to continue through April 30, 2010.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates we pay on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates we pay on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.  The notes were issued under a Trust Indenture between us and U.S. Bank National Association (“US Bank”).  The Class A Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at June 30, 2009.  At June 30, 2009, $44.0 million of these Class A Notes were outstanding.

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

8.  Interest Rate Swap and Interest Rate Cap Agreements

We have utilized stand-alone derivative financial instruments in the form of interest rate swap and interest rate cap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such differences, which represent the fair value of the derivative instruments, are reflected on our consolidated balance sheets as other assets and other liabilities.

We are exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  We control the credit risk of our financial contracts through credit approvals, limits and monitoring procedures, and do not expect any counterparties to fail their obligations.  We deal only with primary dealers.

Derivative instruments are generally either negotiated over-the-counter (“OTC”) contracts or standardized contracts executed on a recognized exchange.  Negotiated OTC derivative contracts are generally entered into between two counterparties that negotiate specific agreement terms, including the underlying instrument, amount, exercise prices and maturity.  Although we have used interest rate swap agreements from time to time in the past,  we currently have no interest rate swap contracts in place.  We do, however, currently have interest rate cap agreements in place.

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

Interest Rate Risk Management – Cash Flow Hedging Instruments

We use long-term variable rate debt as a source of funds for use in our lending and investment activities and other general business purposes.  These debt obligations expose us to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  We believe it is prudent to limit the variability of a portion of our interest payment obligations and, therefore, generally hedge a portion of our variable-rate interest payments.  To meet this objective, in the past, we have entered into interest rate swap agreements whereby we receive variable interest rate payments and agree to make fixed interest rate payments during the contract period.

Another way to hedge our exposure to variable interest rates is though the purchase of interest rate caps.  An interest rate cap is an option contract that protects the holder from increases in short-term interest rates by making a payment to such holder when an underlying interest rate (the "index" or "reference" interest rate) exceeds a specified strike rate (the "cap rate"). Similar to an interest rate swap, the notional amount on which the payment is made is never exchanged. Interest rate caps are purchased for a premium and typically have expirations between 1 and 7 years. With the purchase of an interest rate cap, payments are made to the holder on a monthly, quarterly or semiannual basis, with the period generally set equal to the maturity of the index interest rate.  In essence, the financial exposure to the holder of an interest rate cap is limited to the initial purchase price.  The objective of this type of instrument is to mitigate the exposure to rising interest rates by “caping” the rate ( the strike price) for a specific period of time.

At June 30, 2009, information pertaining to outstanding interest rate cap agreements that we have used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$20,000
Strike Price	1.50%
Weighted average maturity in years	2
Fair value of interest rate caps	$185
Unrealized gain relating to interest rate caps	$37

These agreements provide for us to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”)) when the index interest rate exceeds 1.50%. This rate was 0.50% at June 30, 2009.

At June 30, 2009, the unrealized gain relating to interest rate caps was recorded in other assets.  Changes in the fair value of interest rate caps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.
The net amount of other comprehensive income reclassified into interest expense related to interet rate caps during the six months ended June 30, 2009 was $ 0 thousand.

At June 30, 2009, we had no outstanding interest rate swap contracts.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.
The net amount of other comprehensive income reclassified into interest expense related to interest rate swaps during the six months ended June 30, 2009 was $566 thousand.

Risk management results for the six month period ended June 30, 2009 related to the balance sheet hedging of our long-term debt indicate that the hedges were 100% effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

9.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $3.4 million at June 30, 2009 and $3.7 million at December 31, 2008.

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

We had two financial assets, market cap investments, that are measured at fair value on a recurring basis.  These investments, recorded at $185 thousand at June 30, 2009, are measured at fair value based on an estimate provided by the counterparty using Level 2 inputs. We had no financial liabilites measured at fair value on a recurring basis as of June 30, 2009.

We had the following financial assets for which fair value measures are performed on a nonrecurring basis:

Impaired Loans.  We had impaired loans totaling $7.1 million and $4.0 million as of June 30, 2009 and December 31, 2008, respectively.  We used Level 3 inputs to estimate the current values of underlying collateral for collateral-dependent loans, and Level 3 inputs to estimate the present value of expected cash flows for other impaired loans. Based on these fair value measurements, we concluded that no valuation allowance was required for impaired loans as of June 30, 2009 and December 31, 2008.

As of June 30, 2009, we had no non-financial assets or non-financial liabilities that are measured at fair value.

Loans Held for Sale.  Loans held for sale are required to be measured at the lower of cost or fair value.  At June 30, 2009, we had $49.8 million of loans held for sale.  Management measures fair value based on recent sales of similar loans to purchasing institutions, which are level 2 inputs.  Recent sales were priced at par, thus cost approximates fair value.

FASB Staff Position FAS No. 107-1 and ABP 28-1, require interim reporting period disclosure about the fair value of financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of our mortgage loan investments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of our mortgage loan investments and other financial instruments as of June 30, 2009 is shown below.

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

Derivative Financial Instruments

The fair values for interest rate swap agreements and market caps are based upon the amounts required to settle the contracts.

Off-Balance Sheet Instruments

The fair value for the Company's loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008, are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash	$13,019	$13,019	$14,889	$14,889
Loans held for sale	49,823	49,823	--	--
Loans held for investment	172,185	170,561	257,176	252,192
Accrued interest receivable	1,138	1,138	1,374	1,374
Financial liabilities:
Notes payable	73,731	71,306	75,774	76,748
Bank borrowings	149,717	148,772	185,146	186,303
Accrued interest payable	444	444	292	292
Dividends payable	103	103	103	103
On-balance sheet derivative financial instruments:
Interest rate swap agreements	--	--	518	518
Market caps	185	185	--	--

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

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly-owned subsidiary, Ministry Partners Funding, LLC.

OVERVIEW

We were incorporated in 1991 as a credit union service organization and we invest in and originate mortgage loans made to evangelical churches, ministries, schools and colleges.  Our loan investments are generally secured by a first mortgage lien on properties owned and occupied by churches, schools, colleges and ministries.  We converted to a limited liability company form of organization on December 31, 2008.

The following discussion and analysis compares the results of operations for the three month periods ended June 30, 2009 and June 30, 2008 and should be read in conjunction with the financial statements and the accompanying Notes thereto.

Results of Operations

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

During the three months ended June 30, 2009, we had a net income of $424 thousand as compared to a net income of $98 thousand for the three months ended June 30, 2008. This increase is attributable primarily to an increase in net interest margin.  Net interest income after provision for loan losses increased to $1.2 million, an increase of $464 thousand, or 60%, from $768 thousand for the three months ended June 30, 2008.  This increase is attributable primarily to an increase in the size of the loan portfolio.  Our cost of funds (i.e., interest expense) increased to $2.4 million, an increase of $192 thousand or 9%, for the three months ended June 30, 2009, as compared to $2.2 million for the three months ended June 30, 2008.  This is due primarily to an increase in our line of credit borrowings.

Our operating expenses for the three months ended June 30, 2009 increased to $811 thousand from $698 thousand for the same period ended June 30, 2008, an increase of 16%. The increase was caused primarily by an increase in salaries and benefits related to the hiring of new employees and an increase in legal and accounting expenses related to our note offerings.

Six months Ended June 30, 2009 vs. Six months Ended June 30, 2008

During the six months ended June 30, 2009, we had a net income of $678 thousand as compared to a net loss of $80 thousand for the six months ended June 30, 2008. This increase is attributable primarily to an increase in net interest margin.  Net interest income after provision for loan losses increased to $2.7 million, an increase of $1.1 million, or 93%, from $1.4 million for the six months ended June 30, 2008.  This increase is attributable primarily to an increase in the size of our loan portfolio.  Our cost of funds (i.e., interest expense) increased to $5.3 million, an increase of $1.4 million or 36%, for the six months ended June 30, 2009, as compared to $3.9 million for the six months ended June 30, 2008.  This is due primarily to an increase in our line of credit borrowings.

Our operating expenses for the six months ended June 30, 2009 increased to $1.8 million from $1.4 million for the same period ended June 30, 2008, an increase of 29%. The increase was caused primarily by an increase in salaries and benefits related to the hiring of new employees and an increase in legal and accounting expenses related to our audit and conversion from a California corporation to a California limited liability company effective as of December 31, 2008.

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

 The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)

		2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$17,476	$98	2.25%	$12,563	$108	3.43%
Total loans [1]	235,480	3,656	6.21%	181,008	2,996	6.62%
Total interest-earning assets	252,956	3,754	5.94%	193,571	3,104	6.41%

Liabilities:
Public offering notes – Alpha Class	17,572	240	5.46%	5,697	69	4.81%
Public offering notes – Class A	42,782	457	4.27%	41,749	549	5.26%
Special offering notes	9,727	107	4.41%	19,698	253	5.14%
International notes	507	6	4.98%	488	6	5.17%
Subordinated notes	2,795	45	6.44%	---	---	--
Bank borrowings	166,455	1,577	3.79%	115,471	1,363	4.72%

Total interest-bearing liabilities	$239,838	2,432	4.06%	$183,103	2,240	4.89%

Net interest income		$1,322			$864
Net interest margin [2]			2.09%			1.80%

[1] Loans are net of deferred fees.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $253.0 million during the three months ended June 30, 2009, from $193.6 million during the same period in 2008, an increase of $59.4 million or 31%. The average yield on these assets decreased to 5.94% for the three months ended June 30, 2009 from 6.41% for the three months ended June 30, 2008. This average yield decrease was related to the decrease in interest rates on interest-earning accounts with other financial institutions as well the sale of relatively high yield loans during 2009. Average interest-bearing liabilities, consisting of notes payable, increased to $239.8 million during the three months ended June 30, 2009, from $183.1 million during the same period in 2008. The average rate paid on these notes decreased to 4.06% for the three months ended June 30, 2009, from 4.89% for the same period in 2008. The decrease on the average interest rate paid on these liabilities was primarily related to the decrease on our line of credit interest rate, some of which is adjusted each month based on an index which has been decreasing.

Net interest income for the three months ended June 30, 2009, was $1.3 million, which was an increase of $458 thousand, or 53% for the same period in 2008. The net interest margin increased 29 basis points to 2.09% for the quarter ended June 30, 2009, compared to 1.80% for the quarter ended June 30, 2008. The increase in the net interest margin was related to the substantial decrease in the cost of funds related to our line of credit borrowings.

	Average Balances and Rates/Yields
	For the Six months Ended June 30,
	(Dollars in Thousands)
		2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$16,657	$211	2.53%	$8,522	$152	3.56%
Total loans [1]	244,448	7,763	6.35%	152,357	5,131	6.74%
Total interest-earning assets	261,106	7,974	6.11%	160,923	5,283	6.57%

Liabilities:
Public offering notes – Alpha Class	19,358	522	5.39%	39,809	1,057	5.31%
Public offering notes – Class A	41,162	888	4.32%	2,848	69	4.81%
Special offering notes	10,718	254	4.74%	21,707	560	5.16%
International notes	532	13	5.14%	495	13	5.43%
Subordinated notes	2,248	60	5.34%	--	--	--
Bank borrowings	174,224	3,550	4.07%	85,579	2,222	5.19%

Total interest-bearing liabilities	$248,242	5,287	4.26%	$150,438	3,921	5.21%

Net interest income		$2,687			$1,362
Net interest margin [2]			2.06%			1.69%

[1] Loans are net of deferred fees.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $261.1 million during the six months ended June 30, 2009, from $160.9 million during the same period in 2008, an increase of $100.2 million or 62%. The average yield on these assets decreased to 6.11% for the six months ended June 30, 2009 from 6.57% for the six months ended June 30, 2008. This average yield decrease was related to the decrease in interest rates on interest-earning accounts with other financial institutions as well as the sale of relatively high yield loans during the six months ended June 30, 2009. Average interest-bearing liabilities, consisting of notes payable, increased to $248.2 million during the six months ended June 30, 2009, from $150.4 million during the same period in 2008. The average rate paid on these notes decreased to 4.26% for the six months ended June 30, 2009, from 5.21% for the same period in 2008. The decrease on the average interest rate paid on these liabilities was primarily related to the decrease on our line of credit interest rate, some of which is adjusted each month based on an index which has been decreasing.

Net interest income for the six months ended June 30, 2009, was $2.7 million, which was an increase of $1.3 million, or 97% for the same period in 2008. The net interest margin increased 37 basis points to 2.06% for the six month period ended June 30, 2009, compared to 1.69% for the six months ended June 30, 2008. The increase in the net interest margin was related to the substantial decrease in the cost of funds related to our line of credit borrowings.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$34	$(44)	$(10)
Total loans	855	(196)	659
	889	(240)	649

Increase (Decrease) in Interest Expense:
Public offering notes – Alpha Class	(329)	20	(309)
Public offering notes – Class A	397	(9)	388
Special offering notes	(114)	(32)	(146)
International notes	--	--	--
Subordinated notes	45	--	45
Other	519	(306)	213
	518	(327)	191
Change in net interest income	$371	$87	$458

Rate/Volume Analysis of Net Interest Income

	Six months Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$113	$(54)	$59
Total loans	2,940	(308)	2,632
	3,053	(362)	2,691

Increase (Decrease) in Interest Expense:
Public offering notes – Alpha Class	(551)	16	(535)
Public offering notes – Class A	828	(8)	820
Special offering notes	(264)	(42)	(306)
International notes	1	(1)	--
Subordinated notes	60	--	60
Other	1,891	(564)	1,327
	1,965	(599)	1,366
Change in net interest income	$1,088	$237	$1,325

Liquidity and Capital Resources

Six months Ended June 30, 2009 vs. Six months Ended June 30, 2008

The net decrease in cash during the six months ending June 30, 2009 was $1.9 million, compared to a net increase of $10.0 million for the six months ended June 30, 2008, a decrease of $11.9 million. Net cash provided by operating activities totaled $1.3 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $113 thousand for the same period in 2008. This increase is attributable primarily to an increase in net income over the same period in 2008.

Net cash provided by investing activities totaled $34.8 million during the six months ended June 30, 2009, compared to $104.9 million used during the six months ended June 30, 2008, an increase in cash of $139.7 million. This increase is primarily attributable to a decrease in the amount of loan fundings and purchases, as well as an increase in loan payoffs and loan sales.

Net cash used in financing activities totaled $37.9 million for this three month period ended June 30, 2009, a decrease in cash of $152.7 million from $114.8 million provided by financing activities during the six months ended June 30, 2008. This difference is attributable to paydowns on our lines of credit and notes.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt holders when the notes that they hold mature.  During the year ended December 31, 2008, 76% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.  During the six months ended June 30, 2009, our investors renewed their debt securities investments at a 75% rate.

At June 30, 2009, our cash, which includes cash reserves and cash available for investment in the mortgage loans, was $13.0 million, a decrease of $1.9 million from $14.9 million at December 31, 2008.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2009.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred in the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

10.1	Waiver by and among Ministry Partners Funding, LLC, Evangelical Christian Credit Union and BMO Capital Markets Corp., effective as of July 15, 2009
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of Acting Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2009

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Susan B. Reilly
Susan B. Reilly,
Principal Accounting Officer