Form 10-Q
period 2009-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2009-11-13
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from _____ to _____

333-4028la
(Commission file No.)

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization	26-3959348 (I.R.S. employer identification no.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of  “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

At September 30, 2009, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
 (Dollars in Thousands Except Unit Data)

	2009	2008
Assets:	(Unaudited)

Cash	$7,504	$14,889

Loans held for sale	$31,947	--

Loans receivable, net of allowance for loan losses of $721 and $489 as of September 30, 2009 and December 31, 2008, respectively	175,143	257,176

Accrued interest receivable	1,019	1,374

Property and equipment	259	262

Debt issuance costs	676	979

Other assets	569	415

Total assets	$217,117	$275,095

Liabilities and members’ equity
Liabilities:

Bank borrowings	$131,822	$185,146

Notes payable	70,770	75,774

Accrued interest payable	253	292

Other liabilities	413	1,132

Total liabilities	203,258	262,344

Members' Equity:

Series A preferred units, 1,000,000 units authorized, 117,600 units issued and outstanding at September 30, 2009 and December 31, 2008 (liquidation preference of $100 per unit)	11,760	11,760

Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2009 and December 31, 2008	1,509	1,509

Retained earnings	628	--

Accumulated other comprehensive loss	(38)	(518)

Total members' equity	13,859	12,751

Total liabilities and members' equity	$217,117	$275,095

The accompanying notes are an integral part of these consolidated financial statements

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest income:
Interest on loans	$3,461	$4,057	$11,225	$9,188
Interest on interest-bearing accounts	50	109	260	261
Total interest income	3,511	4,166	11,485	9,449
Interest expense:
Bank borrowings	1,497	1,946	5,046	4,168
Notes payable	806	956	2,544	2,655
Total interest expense	2,303	2,902	7,590	6,823
Net interest income	1,208	1,264	3,895	2,626
Provision for loan losses	136	49	394	160
Net interest income after provision for loan losses	1,072	1,215	3,501	2,466
Non-interest income	4	4	9	34
Non-interest expenses:
Salaries and benefits	312	321	994	873
Marketing and promotion	3	4	19	11
Office operations	284	333	956	872
Legal and accounting	217	127	604	390
Total non-interest expenses	816	785	2,573	2,146
Income before provision for income taxes	260	434	937	354
Provision for income taxes	--	147	--	147
Net income	$260	$287	$937	$207

The accompanying notes are an integral part of these consolidated financial statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Dollars in Thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$937	$207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36	5
Amortization of deferred loan fees	(203)	(59)
Amortization of debt issuance costs	543	301
Provision for loan losses	394	160
Changes in:
Deferred income taxes	--	104
Accrued interest receivable	355	(762)
Other assets	(192)	356
Other liabilities	(231)	363
Net cash provided by operating activities	1,639	675
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(6,056)	(156,999)
Loan originations	(191)	(15,287)
Loan sales	28,455	--
Loan principal collections, net	27,686	31,609
Purchase of property and equipment	(33)	(108)
Net cash provided (used) by investing activities	49,861	(140,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank borrowings	(53,324)	140,533
Net changes in notes payable	(5,004)	13,206
Debt issuance costs	(239)	(40)
Purchase of preferred stock	--	1,158
Dividends paid on preferred stock	--	(50)
Dividends paid on preferred units	(318)	(362)
Net cash provided (used) by financing activities	(58,885)	154,445
Net increase (decrease) in cash	$(7,385)	$14,335
Cash at beginning of period	14,889	2,243
Cash at end of period	$7,504	$16,578
Supplemental disclosures of cash flow information
Interest paid	$7,630	$6,403
Non-cash activities: Reclassification of loans held for investment to loans held for sale	$31,947	--

The accompanying notes are an integral part of these consolidated financial statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiary, Ministry Partners Funding, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2008 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC was incorporated in the state of California in 1991 and converted to a limited liability company form of organization under California law on December 31, 2008.  We are owned by a group of 13 federal and state chartered credit unions, none of which owns a majority of our voting common equity interests.  Two of the credit unions own only preferred units while the others own both common and preferred units.  Our offices are located in Brea, California.  We provide funds for real property secured loans for the benefit of evangelical churches and church organizations.  We fund our operations primarily through the sale of debt and equity securities and through other borrowings.  Most of our loans are purchased from our largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. We also originate church and ministry loans independently.  Substantially all of our business operations currently are conducted in California and our mortgage loan investments are primarily concentrated in California.

In 2007, we created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), which was formed to warehouse church and ministry mortgages purchased from ECCU or originated by us for later securitization or sale.  As of the date of this Report, MPF has not yet securitized any of its loans.  MPF was formed to serve as a financing vehicle that will purchase qualifying church mortgage loans pending the consummation of a securitization or other financing transaction that will enable such loans to be accumulated and sold to investors through the purchase of an interest in a securities instrument or sold to other investors.

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

We are required to maintain certain cash balances on hand in conjunction with our borrowing arrangement under a credit facility with BMO Capital Markets Corp., as more particularly described in Note 4.

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

An interest rate cap is an option contract that protects the holder from increases in short-term interest rates by making a payment to the holder at the end of each period when an underlying interest rate (the "index" or "reference" interest rate) exceeds a specified strike rate (the "cap rate"). Similar to an interest rate swap, the notional amount on which the payment is made is never exchanged. An interest cap is purchased for a premium and typically will have a term ranging from 1 - 7 years. When an interest rate cap is purchased, payments to the holder are made on a monthly, quarterly or semiannual basis, with the period generally based upon the maturity of the index interest rate.  For each period, the payment is determined by comparing the current level of the index interest rate with the cap rate.  If the index rate exceeds the cap rate, the payment is based upon the difference between the two rates, the length of the period, and the notional amount.  Otherwise, no payment is made for that period.  We utilize interest rate caps to mitigate our upside risk to rising interest rates.

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

Debt Issuance Costs

Debt issuance costs are related to our bank borrowings as well as to our public offering of unsecured notes and are amortized into interest expense over the contractual terms of the debt securities.

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

With the conversion to the limited liability company form of organization, we have combined in a single entity the best features of other organizational structures, thereby permitting our owners to obtain the benefit of a corporate limited liability shield, the pass-through tax and distribution benefits of a partnership, the avoidance of a corporate level tax and the flexibility of making allocations of profit, loss and distributions offered by  partnership treatment under the Internal Revenue Code.

Since the conversion became effective, we are managed by a group of managers that provides oversight of our affairs and carries out their duties similar to the role and function that the Board of Directors performed under our previous bylaws.  Operating like a Board of Directors, the managers have full, exclusive and complete discretion, power and authority to oversee the management of our affairs.  Instead of Articles of Incorporation and Bylaws, our management structure and governance procedures are now governed by the provisions of an Operating Agreement that has been entered into by and between our managers and members.

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

Effective December 31, 2008, we converted our form of organization from a C corporation to a California limited liability company (the “LLC”).  As an LLC, we are treated as a partnership for income tax purposes.  As a result, we are no longer a tax-paying entity for federal or state income tax purposes, and no federal or state income tax will be recorded in our financial statements after the date of conversion.  Income and expenses of the entity will be passed through to the members of the LLC for tax reporting purposes. We will become subject to a California gross receipts fee of approximately $12,000 per year for years ending on and after December 31, 2009.

Although we are  no longer a U.S. income tax-paying entity beginning in 2009, we are nonetheless subject to Accounting Standards Codification 740, Income Taxes (“ASC 740”), for all “open” tax periods for which the statute of limitations has not yet run.  ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective beginning on October 1, 2009.   We are assessing the impact of ASU 2009-05 on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  We have made the appropriate changes to GAAP references in our financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  SFAS 167 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R).  SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We do not believe that the adoption of SFAS 167 will have an impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166).  SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140.  SFAS 166 eliminates the exemption from consolidation for QSPEs. It also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with SFAS 166.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We are assessing the impact of SFAS 166 on our financial condition, results of operations, and disclosures.

In May 2009, the FASB issued Accounting Standards Codification (ASC) 855 (formerly Statement No. 165), “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC 855 is effective for interim or annual periods ending after June 15, 2009.  We have adopted the provisions of ASC 855 in our financial statements, as more particularly described in Note 11, Subsequent Events.

In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC 825 is effective for interim and annual financial periods ending after June 15, 2009.  As a result of adopting the provisions of ASC 825 on June 30, 2009, we are now disclosing information about the fair value of our financial instruments on a quarterly basis.

In April 2009, the FASB issued ASC 320 (formerly Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment of debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of ASC 320 on April 1, 2009.  The adoption of ASC 320 effective as of April 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of ASC 820 on April 1, 2009.  The provisions of ASC 820 did not have a material impact on our financial condition and results of operations.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $6.8 million and $12.0 million at September 30, 2009 and December 31, 2008, respectively. Interest earned on funds held with ECCU totaled $229.3 thousand and $230.2 thousand for the nine months ended September 30, 2009 and 2008, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $149.6 thousand and $116.6 thousand for the nine months ended September 30, 2009 and 2008, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU and a mortgage loan purchase agreement entered into by and between MPF and ECCU, we or our wholly-owned subsidiary, MPF, purchased $6.3 million and $157.2 million of loans from ECCU during the nine months ended September 30, 2009 and 2008, respectively.  This includes $59.0 thousand purchased by MPF during the nine months ended September 30, 2009.  We recognized $10.3 million and $7.9 million of interest income on loans purchased from ECCU during the nine months ended September 30, 2009 and 2008, respectively.  ECCU retains the servicing rights on loans it sells to MPF and currently acts as the servicer for any loans we purchase from ECCU.  We paid loan servicing fees to ECCU of $510.5 thousand and $518.6 thousand in the nine months ended September 30, 2009 and September 30, 2008, respectively.

From time to time, we or our wholly-owned subsidiary, MPF, have sold mortgage loan investments to ECCU in isolated sales for short term liquidity purposes.  In addition, federal credit union regulations require that a borrower must be a member of a participating credit union in order for a loan participation to be an eligible investment for a federal chartered credit union.  ECCU has from time to time repurchased from MPIC fractional participations in our loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with NCUA rules when we were selling participations in those loans to federal credit unions.  During the nine month period ended September 30, 2009, $74.0 thousand in loan participation interests were sold to ECCU.  During this period, an additional $2.2 million of whole loans were sold back to ECCU. Each sale or purchase of a mortgage loan investment or participation interest was consummated under our Related Party Transaction Policy that has been adopted by our managers. No gain or loss was incurred on these sales.  No loans were sold back to ECCU during the nine months ended September 30, 2008.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as President, Midwest Region, of Members United Corporate Federal Credit Union (“Members United”), which is one of our lenders.  Please review Note 4 for more detailed information regarding our borrowings from Members United.  In addition, Mark G. Holbrook, our Chairman and Chief Executive Officer, is a full time employee of ECCU and two of our managers, Mark A. Johnson and Scott T. Vandeventer, are employees of ECCU.  One of our managers also serves as Vice Chairman of the ECCU Board of Directors.

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans made by ECCU, and also purchase entire church mortgage loans from ECCU.  Loans yielded a weighted average of 6.46% as of September 30, 2009, compared to a weighted average yield of 6.60% as of September 30, 2008. ECCU currently acts as our servicer for these loans, charging a service fee to us.

An allowance for loan losses of $721 thousand as of September 30, 2009 and $489 thousand as of December 31, 2008 has been established for loans receivable. We have not experienced a loan charge-off and, as of September 30, 2009, we believe that the allowance for loan losses is appropriate.

As of September 30, 2009, we had $31.9 million of loans classified as loans held for sale.  Based on recent sales of similar loans, we believe we can sell these loans at par value.  Therefore, the loans are carried at cost.  Proceeds from the sale will be used to pay off the unpaid principal balance on MPF’s borrowing facilities with BMO Capital Markets Corp.

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

	September 30		December 31	September 30
	2009		2008	2008

Non-accrual loans	$15,760	1	$2,700	$--
Loans 90 days or more past due and still accruing	--		--	--
Restructured loans	7,639		2,287	--
Total nonperforming loans	$23,399		$4,987	$--

Foregone interest on nonaccrual loans2	$255		$92	$--

Nonperforming loans as a percentage of total loans	13.3%		1.9%	--

1Includes $9.3 million of restructured loans on non-accrual status.
2Additional interest income that would have been recorded during the period if the nonaccrual loans had been current in accordance with their original terms.

We had three nonaccrual loans as of September 30, 2009, up from one nonaccrual loan at December 31, 2008.  As of September 30, 2009, we have had no history of foreclosures on any secured borrowings, but we have two loans totaling $5.4 million that are in foreclosure proceedings.

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

On August 27, 2008, we borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month London Inter-Bank Offered Rate (“LIBOR”) plus 100 basis points.  The interest rate on the Members United $10 Million LOC will be reset monthly.  Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of September 30, 2009 and December 31, 2008, there was a $10.0 million outstanding balance on the Members United $10 Million LOC.

Under the $100 Million CUSO Line, we may request advances under a “demand loan” or “term loan”.  A demand loan is a loan with a maximum term of one year and a variable rate based upon the prime rate quoted by the Wall Street Journal, as adjusted by a spread as determined by Members United.  A term loan is a fixed or variable loan that has a set maturity date not to exceed twelve years.

Future maturities of the tranches of the $10 Million LOC and $100 Million CUSO Line during the twelve months ending September 30, 2010, and 2011, are as follows:

2010	$77,975
2011	21,900
$99,875

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

As of September 30, 2009 and December 31, 2008, the balance on the $100 Million CUSO Line was $89.9 million and the weighted average interest rate on our borrowings under this facility was 4.35% and 4.33%, respectively.  Pursuant to the terms of our promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

In September, 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and we entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On July 6, 2009, the interest rates on two tranches of these term loans in the amounts of $42.8 million and $24 million were adjusted.  In addition, the interest rate on the $2.8 million tranche was adjusted on August 18, 2009.

We are continuing to negotiate with Members United regarding the interest rate to be charged on this facility once the outstanding amounts that become due are termed out over a five year period with a 30 year amortization schedule.  The interest rate on the $24 million tranche that was scheduled for adjustment on July 6, 2009 has been extended on a month-to-month basis at a variable rate equal to the Federal Funds open rate plus 1.25%.  The $42 million tranche that was scheduled to be adjusted in July, 2009 has been adjusted to a rate of 6.5%.  While we anticipate that we will be able to successfully restructure our debt obligations with Members United on the $78.0 million and $11.9 million tranches on the $100 Million CUSO Line that mature in 2010 and 2011, respectively, failure to reach acceptable terms on this facility could have a material adverse effect on our results of operations.

Both credit facilities are recourse obligations secured by designated mortgage loans. We must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of September 30, 2009 and December 31, 2008, approximately $111.8 million and $111.4 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. We have the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and our other debt, and to provide Members United with current financial statements and reports.  We were in compliance with these covenants as of September 30, 2009.

BMO Facility

On October 30, 2007, MPF entered into a Loan, Security, and Servicing agreement with BMO Capital Markets Corp., as agent (“BMO Capital”) and Fairway Finance Company, LLC (“Fairway”), its subsidiary, as lender.  MPF was formed as a special purpose wholly-owned, bankruptcy remote, limited liability company under Delaware law for the purpose of serving as an acquisition vehicle that would purchase qualifying mortgage loans that we or ECCU originate.  The agreement provides for, among other things, a $150,000,000 line of credit for the purpose of purchasing and warehousing loans for later securitization (the “BMO Facility”).  As of September 30, 2009 and December 31, 2008, the balance on the BMO Capital line of credit was $31.9 million and $85.3 million, respectively.  Interest is calculated at the rate at which the lender issues commercial paper plus 1.75%.  The interest rate on the amount outstanding as of September 30, 2009 and December 31, 2008 was 2.14% and 2.09%, respectively.  Although the BMO Facility has a termination date of October 30, 2010, the termination date may be accelerated if certain termination events occur under the loan documents.

The line is secured by a first priority interest in eligible receivables of MPF, as defined in the loan agreement.  Under the terms of this facility, MPF must maintain the greater of (i) a minimum borrowing equity of $20 million, or (ii) a 75% maximum loan to asset ratio relative to the balance of eligible mortgage loans, as adjusted for certain concentration limits. At September 30, 2009 and December 31, 2008, we were in compliance with this requirement. At September 30, 2009 and December 31, 2008, all of MPF’s $66.8 million and $114 million of loans receivable, respectively, were pledged as collateral for the BMO Facility. The restricted cash maintained by MPF related to this line was $3.0 million and $10.4 million at September 30, 2009 and December 31, 2008, respectively.

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

We were advised in October, 2008 that the Bank of Montreal, which provided Fairway with a liquidity guarantee, chose not to renew its agreement to serve as the liquidity bank for the BMO Facility.  Because of the Bank of Montreal’s decision to terminate its liquidity arrangement, a “facility termination date” occurred under the BMO Facility loan documents.  As a result, MPF could make no new borrowings under the facility.  In addition, all funds held in the facility collection account that were received from borrowers were required to be used to pay all outstanding costs and expenses due under the facility, then to accrued and unpaid interest on the outstanding balance of the facility and any remaining amounts applied to reduce the loan balance to zero.  Since all interest and principal repayments generated by MPF have been reserved and applied to the BMO Facility, any excess earnings generated from our investment in MPF have been trapped and have been unavailable to us for liquidity and cash flow purposes.

Effective as of June 5, 2009, our wholly-owned subsidiary, MPF, entered into an Omnibus Amendment to Loan, Security and Servicing Agreement and Fee Agreement (the “Omnibus Amendment”) with Fairway, ECCU, BMO Capital, U.S. Bank National Assocation and Lyon Financial Services (d/b/a U.S. Bank Portfolio Services), pursuant to which the parties agreed to certain modifications and amendments to the BMO Facility.  Under the Omnibus Amendment, the parties agreed to:

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
•
grant to MPF an extension of time to comply with certain eligible mortgage loan vintage requirements that provide that no mortgage loan may remain pledged as collateral for more than 18 months (the “Vintage Loan Requirement”);

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

As required by the Omnibus Amendment, MPF paid to BMO Capital an amendment fee of $228 thousand and MPF agreed to reduce the unpaid principal balance of the BMO Facility from approximately $78.9 million at March 31, 2009 to $50.7 million as of June 5, 2009.  On May 21, 2009, we purchased 21 mortgage loans from MPF for an aggregate purchase price of $21.9 million.  The net proceeds received by MPF from the sale of these mortgage loans was applied to reduce MPF’s outstanding indebtedness under the BMO Facility.

On July 15, 2009, MPF, ECCU and BMO Capital entered into a waiver agreement pursuant to which BMO Capital agreed to waive certain hedging requirements under the terms of the BMO Facility.  As a result of this waiver, MPF will not be required to cure a “hedge deficit” or “hedge surplus” in excess of 10% in order to prevent a default under the BMO Facility.

Under the terms of the Omnibus Amendment, a “facility termination event” occurred effective as of October 31, 2008.  As a result, MPF can make no new borrowings on the facility and all funds held or received by the facility collection account from payments of principal and interest and loan prepayments have been applied on an accelerated basis to the unpaid balance on the facility.  In addition, the BMO Facility loan documents provide that a mortgage loan which has been in the facility for more than 18 months may not be pledged as collateral under the BMO Facility.  Because of the Vintage Loan Requirement, we expect that we will be required to pay off the facility during the first quarter of 2010.

Effective as of September 30, 2009, MPF, our wholly-owned subsidiary, entered into Omnibus Amendment No. 2 to Loan, Security and Servicing Agreement and Fee Agreement (“Amendment No. 2 to the BMO Facility”) with Fairway, ECCU, BMO Capital, U.S. Bank National Association and Lyon Financial Services (d/b/a U.S. Bank Portfolio Services) pursuant to which the parties agreed to certain modifications and amendments to the BMO Facility.

By entering into Amendment No. 2 to the BMO Facility, effective as of September 30, 2009, we agreed to eliminate the Vintage Loan Requirement and replace it with a requirement that we pay down the BMO Facility on the following schedule (dollars in thousands):

Date of Determination	Loan Limit
Prior to October 14, 2009	$31,892
On or after October 14, 2009 and prior to November 14, 2009	$30,000
On or after November 14, 2009 and prior to December 14, 2009	$20,000
On or after December 14, 2009 and prior to January 14, 2010	$10,000
On or after January 14, 2010 and prior to February 14, 2010	$5,000
On or after February 14, 2010 and prior to March 14, 2010	$2,500
On or after March 14, 2010	$0

Under the Amendment No. 2 to the BMO Facility, the parties further agreed to:

•	delete the Vintage Loan Requirement under the BMO Facility;
•
establish that our borrowing rate under the BMO Facility will be the one month commercial paper LIBOR rate plus a “spread” that (i) prior to the occurrence of an event of default and prior to January 1, 2010, will be set at 1.75%; (ii) on or after January 1, 2010, will be set at 3.00%; or (iii) following the occurrence of an event of default, the facility rate will be set at the prime rate plus 2%;

•
provide that MPF will be required to pay all costs incurred in the registration, collection, enforcement or amendment of the BMO Facility loan documents and that each hedge counterparty will be entitled to its pro rata amounts due under such applicable hedge agreement or for hedge brokerage costs before any amendments in the BMO Facility are used to repay all or any portion of the loan balance due under the facility; and

•
confirm that any breach or violation of the BMO Facility loan documents resulting solely from a “borrowing base deficit” that occurred prior to September 30, 2009 will be waived under the BMO Facility.

By entering into the Amendment No. 2 to the BMO Facility, we have provided for a more feasible and less restrictive pay-off schedule for the facility and have removed the Vintage Loan Requirement that previously existed under the BMO Facility loan documents that effectively required us to remove any mortgage loans from the facility after they had been in the facility for more than 18 months.

We intend to generate funds to satisfy our indebtedness under the BMO Facility through (i) the collection of  principal and interest and loan prepayments from loans that are held in the facility; (ii) the sale of debt securities under our U.S. Securities and Exchange Commission registered offering of Class A Notes; (iii) the sale of mortgage loans or participation interests; (iv) a refinancing transaction; or (v) a combination of these capital raising alternatives.  We have made all payments due on the BMO Facility on a timely basis and, as of the date of this Report, are in compliance with all covenants that we are required to comply with under the facility.  While we expect that we will be able to pay off the principal balance of the BMO Facility during the first quarter of 2010 through one or more of the capital raising initiatives discussed above, no assurances can be given that we will be successful in our efforts to pay off the BMO Facility by March 14, 2010.  In that event, we will be forced to seek concessions or a waiver from BMO Capital or liquidate mortgage loan investments that we own.

5.  Notes Payable

We have the following unsecured notes payable at September 30, 2009 (dollars in thousands):
		Weighted Average Interest Rate
Class A Offering	$43,344	3.97%
Special Offering	8,691	4.67%
Special Subordinated Note	2,653	7.00%
International Offering	419	4.48%
National Alpha Offering (Note 6)	15,663	5.46%
Total	$70,770	4.50%

Future maturities during the twelve months ending September 30 are as follows (dollars in thousands):

2010	$42,357
2011	7,511
2012	3,004
2013	5,959
2014	6,652
Thereafter	5,287
$70,770

The National Alpha Offering notes referenced in the table above have been registered in public offerings pursuant to registration statements filed with the U.S. Securities and Exchange Commission (the “Alpha Class Notes”).  All Alpha Class Notes are our unsecured obligations and pay interest at stated spreads over an index rate that is adjusted every month.  Interest can be reinvested or paid at the investor’s option.

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Alpha Class Loan and Trust Agreement (the “Alpha Class Trust Indenture”), of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Alpha Class Trust Indenture, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of September 30, 2009 and December 31, 2008.  Effective April 18, 2008, we discontinued the sale of our Alpha Class Notes.  On October 7, 2008, U.S. Bank National Association succeeded King Trust Company, N.A., as trustee of the Alpha Class Notes under the terms of a trust indenture agreement.

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

6.  National Offering

In July 2001, we registered with the U.S. Securities and Exchange Commission (the “SEC”) $25.0 million of Alpha Class Notes issued pursuant to an Alpha Class Trust Indenture which authorized the issuance of up to $50.0 million of such notes.  In April 2003, we registered with the SEC an additional $25.0 million of Alpha Class Notes.  In April 2005, we registered with the SEC $50.0 million of new Alpha Class Notes issued pursuant to the Alpha Class Trust  Indenture which authorized the issuance of up to $200.0 million of such notes.  In May 2007, we registered with the SEC an additional $75.0 million of the new Alpha Class Notes. At September 30, 2009 and December 31, 2008, $15.6 million and $24.2 million of these Alpha Class notes were outstanding, respectively.

In April 2008, we registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and is expected to continue through April 30, 2010.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates we pay on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates we pay on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.  The notes were issued under a  Supplemental Agreement with Consent of Holders to Loan and Trust Agreement (the “US Bank Indenture”) between us and U.S. Bank National Association (“US Bank”).  The Class A Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The US Bank Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at September 30, 2009.  At September 30, 2009, $43.3 million of these Class A Notes were outstanding.

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

Another way to hedge our exposure to variable interest rates is through the purchase of interest rate caps.  An interest rate cap is an option contract that protects the holder from increases in short-term interest rates by making a payment to such holder when an underlying interest rate (the "index" or "reference" interest rate) exceeds a specified strike rate (the "cap rate"). Similar to an interest rate swap, the notional amount on which the payment is made is never exchanged. Interest rate caps are purchased for a premium and typically have expirations between 1 and 7 years. With the purchase of an interest rate cap, payments are made to the holder on a monthly, quarterly or semiannual basis, with the period generally set equal to the maturity of the index interest rate.  In essence, the financial exposure to the holder of an interest rate cap is limited to the initial purchase price.  The objective of this type of instrument is to mitigate the exposure to rising interest rates by “caping” the rate ( the strike price) for a specific period of time.

At September 30, 2009, information pertaining to outstanding interest rate cap agreements that we have used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$20,000
Strike Price	1.50%
Weighted average maturity in years	1.75
Fair value of interest rate caps	$109
Unrealized loss relating to interest rate caps	$38

These agreements provide for us to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”)) when the index interest rate exceeds 1.50%. This rate was 0.25% at September 30, 2009.

At September 30, 2009, the unrealized loss relating to interest rate caps was recorded in other assets.  Changes in the fair value of interest rate caps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

We did not reclassify any other comprehensive income related to interest caps into interest expense during the nine months ended September 30, 2009.

At September 30, 2009, we had no outstanding interest rate swap contracts.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

The net amount of other comprehensive income reclassified into interest expense related to interest rate swaps during the nine months ended September 30, 2009 was $566 thousand.

Risk management results for the nine month period ended September 30, 2009 related to the balance sheet hedging of our long-term debt indicate that the hedges were highly effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

9.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $3.3 million at September 30, 2009 and $3.7 million at December 31, 2008.

10.  Fair Value Measurements

Measurements of fair value are classified within a hierarcy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The table below presents the balance of assets measured at fair value on a recurring basis and the level of inputs used to measure fair value:

	At September 30, 2009

Assets	Level 1	Level 2	Level 3	Total

Market caps	--	$109	--	$109
Loans held for sale	--	31,947	--	31,947

	--	$32,056	--	$32,056

	At December 31, 2008

Liabilities	Level 1	Level 2	Level 3	Total

Interest rate swaps	--	$518	--	$518

We had the following financial assets for which fair value measures are performed on a nonrecurring basis:

Impaired Loans.  We had impaired loans totaling $23.4 million and $4.0 million as of September 30, 2009 and December 31, 2008, respectively.  We used Level 3 inputs to estimate the current values of underlying collateral for collateral-dependent loans, and Level 3 inputs to estimate the present value of expected cash flows for other impaired loans. Based on these fair value measurements, we concluded that a $165 thousand valuation allowance was required for impaired loans as of September 30, 2009, but that no valuation allowance was required for impaired loans as of December 31, 2008.

As of September 30, 2009, we had no non-financial assets, financial liabilities, or non-financial liabilities that are measured at fair value.

We are required to disclose for the interim reporting periods the fair value of all financial instruments, including assets, liabilities and off-balance sheet items for which it is practicable to estimate fair value. The fair value estimates are made based upon relevant market information, if available, and upon the characteristics of the financial instruments themselves. Because no market exists for a significant portion of our mortgage loan investments, fair value estimates are based upon judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. The estimated fair value of our mortgage loan investments and other financial instruments as of September 30, 2009 is shown below.

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

Lines of Credit

The fair values of our lines of credit are estimated using discounted cash flows analyses based on our current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Financial Instruments

The fair values for interest rate swap agreements and market caps are based upon the amounts required to settle the contracts.

Off-Balance Sheet Instruments

The fair value for our loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The fair value of our financial instruments at September 30, 2009 and December 31, 2008, are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash	$7,504	$7,504	$14,889	$14,889
Loans held for sale	31,947	31,947	--	--
Loans held for investment	175,143	170,273	257,176	252,192
Accrued interest receivable	1,019	1,019	1,374	1,374
Financial liabilities:
Notes payable	70,770	69,331	75,774	76,748
Bank borrowings	131,822	130,731	185,146	186,303
Accrued interest payable	253	253	292	292
Dividends payable	94	94	103	103
On-balance sheet derivative financial instruments:
Interest rate swap agreements	--	--	518	518
Market caps	109	109	--	--

11.  Subsequent Events

We have evaluated subsequent events through November 13, 2009, the date of issuance of our financial statements.  During the period from September 30, 2009 through November 13, 2009, we did not have any material recognizable subsequent events that would require further disclosure or adjustment to our September 30, 2009 financial statements.

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

•	we have recently experienced an increase in our non-performing loans as a percentage of total loans due to the economic downturn in the U.S. that accelerated in the fall of 2008 and continued in 2009;

•
we have entered into several loan modification agreements and arrangements in 2009 to restructure certain mortgage loans that we hold of borrowers that have been negatively impacted by adverse economic conditions in the U.S.; and

•
we are subject to credit risk due to default or non-performance of the churches or ministries that have entered into mortgage loans and counterparties that we enter into an interest rate swap agreement with to manage our cash flow requirements.

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

The following discussion and analysis compares the results of operations for the three month periods ended September 30, 2009 and September 30, 2008 and should be read in conjunction with the financial statements and the accompanying Notes thereto.

Results of Operations

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

During the three months ended September 30, 2009, we had a net income of $260 thousand as compared to a net income of $287 thousand for the three months ended September 30, 2008. This decrease is attributable primarily to a decrease in net interest margin, which has occurred as the loans receivable balance has declined due to loan sales and payoffs.  Net interest income after provision for loan losses decreased to $1.1 million, a decrease of $143 thousand, or 12%, from $1.2 million for the three months ended September 30, 2008.  This decrease is attributable to the decrease in the loan portfolio as well as an increase in provision for loan losses.  Our cost of funds (i.e., interest expense) decreased to $2.3 million, a decrease of $599 thousand or 21%, for the three months ended September 30, 2009, as compared to $2.9 million for the three months ended September 30, 2008.  This is due primarily to the paydown of the BMO line of credit during 2009.

Our operating expenses for the three months ended September 30, 2009 increased to $816 thousand from $785 thousand for the same period ended September 30, 2008, an increase of 4%. The increase was caused primarily by an increase in legal and accounting expenses related to our new note offerings.

Nine months Ended September 30, 2009 vs. Nine months Ended September 30, 2008

During the nine months ended September 30, 2009, we had a net income of $937 thousand as compared to net income of $207 thousand for the nine months ended September 30, 2008. This increase is attributable primarily to an increase in net interest margin due to the larger loan portfolio for most of 2009 as compared to 2008.  Net interest income after provision for loan losses increased to $3.5 million, an increase of $1.0 million, or 42%, from $2.5 million for the nine months ended September 30, 2008.  This increase is also attributable to carrying a larger loan portfolio throughout most of 2009 as compared to 2008.  Our cost of funds (i.e., interest expense) increased to $7.6 million, an increase of $767 thousand or 11%, for the nine months ended September 30, 2009, as compared to $6.8 million for the nine months ended September 30, 2008.  This is due primarily to an increase in our line of credit borrowings drawn to fund loan purchases and originations.

Our operating expenses for the nine months ended September 30, 2009 increased to $2.6 million from $2.1 million for the same period ended September 30, 2008, an increase of 20%. The increase was caused primarily by an increase in salaries and benefits related to the hiring of new employees and an increase in legal and accounting expenses related to our new note offerings.

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

 The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)

	2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$9,318	$50	2.14%	$14,480	$109	3.01%
Total loans [1]	215,789	3,461	6.42%	245,767	4,057	6.60%
Total interest-earning assets	225,107	3,511	6.24%	260,247	4,166	6.40%

Liabilities:
Public offering notes – Alpha Class	16,400	225	5.48%	34,767	461	5.31%
Public offering notes – Class A	44,066	430	3.91%	22,248	277	4.98%
Special offering notes	8,984	100	4.44%	15,905	211	5.31%
International notes	432	5	4.65%	500	7	5.45%
Subordinated notes	2,618	46	7.06%	---	---	--
Bank borrowings	139,307	1,497	4.30%	175,830	1,946	4.43%

Total interest-bearing liabilities	$211,807	2,303	4.35%	$249,250	2,902	4.66%

Net interest income		$1,208			$1,264
Net interest margin [2]			2.15%			1.95%

[1] Loans are net of deferred fees.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets decreased to $225.1 million during the three months ended September 30, 2009, from $260.2 million during the same period in 2008, a decrease of $35.1 million or 14%. The average yield on these assets decreased to 6.24% for the three months ended September 30, 2009 from 6.40% for the three months ended September 30, 2008. This average yield decrease was related to the decrease in interest rates on interest-earning accounts with other financial institutions as well the sale of relatively high yield loans during 2009. Average interest-bearing liabilities, consisting of notes payable, decreased to $211.8 million during the three months ended September 30, 2009, from $249.3 million during the same period in 2008. The average rate paid on these notes decreased to 4.35% for the three months ended September 30, 2009, from 4.66% for the same period in 2008. The decrease on the average interest rate paid on these liabilities was primarily related to the decrease on rates offered to note holders, as the underlying rates for those notes have decreased.

Net interest income for the three months ended September 30, 2009, was $1.2 million, which was a decrease of $56 thousand, or 4% for the same period in 2008.  Net interest margin increased 20 basis points to 2.15% for the quarter ended September 30, 2009, compared to 1.95% for the quarter ended September 30, 2008. The increase in the net interest margin was related to the substantial decrease in the cost of funds related to our line of credit borrowings and decreased rates offered on our investor notes.

Average Balances and Rates/Yields
For the Nine months Ended September 30,
(Dollars in Thousands)

	2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$14,169	$260	2.45%	$10,523	$261	3.30%
Total loans [1]	234,790	11,225	6.37%	183,721	9,188	6.67%
Total interest-earning assets	248,959	11,485	6.15%	194,244	9,449	6.49%

Liabilities:
Public offering notes – Alpha Class	17,353	746	5.74%	38,116	1,518	5.31%
Public offering notes – Class A	41,022	1,319	4.29%	9,362	346	4.92%
Special offering notes	9,577	354	4.92%	19,759	771	5.20%
International notes	479	19	5.21%	497	20	5.44%
Subordinated notes	2,373	106	5.97%	--	--	--
Bank borrowings	162,457	5,046	4.14%	115,882	4,168	4.80%

Total interest-bearing liabilities	$233,261	7,590	4.34%	$183,616	6,823	4.95%

Net interest income		$3,895			$2,626
Net interest margin [2]			2.09%			1.80%

[1] Loans are net of deferred fees.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $249.0 million during the nine months ended September 30, 2009, from $194.2 million during the same period in 2008, an increase of $54.8 million or 28%. The average yield on these assets decreased to 6.15% for the nine months ended September 30, 2009 from 6.49% for the nine months ended September 30, 2008. This average yield decrease was related to the decrease in interest rates on interest-earning accounts with other financial institutions as well as the sale of relatively high yield loans during the nine months ended September 30, 2009. Average interest-bearing liabilities, consisting of notes payable, increased to $233.3 million during the nine months ended September 30, 2009, from $183.6 million during the same period in 2008. The average rate paid on these notes decreased to 4.34% for the nine months ended September 30, 2009, from 4.95% for the same period in 2008. The decrease on the average interest rate paid on these liabilities was primarily related to the decrease on our line of credit interest rate, some of which is adjusted each month based on an index which has been decreasing.  The decrease in the average interest rate paid on our liabilities has also been impacted by decreasing interest rates on our Class A investor notes.

Net interest income for the nine months ended September 30, 2009, was $3.9 million, which was an increase of $1.3 million, or 50% for the same period in 2008.  Net interest margin increased 29 basis points to 2.09% for the nine month period ended September 30, 2009, as compared to 1.80% for the nine months ended September 30, 2008. The increase in the net interest margin was related to the substantial decrease in the cost of funds related to our line of credit borrowings, as well as lower interest rates paid on our investor notes.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(33)	$(27)	$(60)
Total loans	(483)	(112)	(595)
	(516)	(139)	(655)

Increase (Decrease) in Interest Expense:
Public offering notes – Alpha Class	(251)	15	(236)
Public offering notes – Class A	224	(70)	154
Special offering notes	(81)	(31)	(112)
International notes	(1)	(1)	(2)
Subordinated notes	46	--	46
Other	(394)	(55)	(449)
	(457)	(142)	(599)
Change in net interest income	$(59)	$3	$(56)

Rate/Volume Analysis of Net Interest Income

	Nine months Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$76	$(77)	$(1)
Total loans	2,457	(420)	2,037
	2,533	(497)	2,036

Increase (Decrease) in Interest Expense:
Public offering notes – Alpha Class	(885)	114	(771)
Public offering notes – Class A	1,023	(50)	973
Special offering notes	(378)	(40)	(418)
International notes	(1)	(1)	(2)
Subordinated notes	106	--	106
Other	1,505	(626)	879
	1,370	(603)	767
Change in net interest income	$1,163	$106	$1,269

Liquidity and Capital Resources

Nine months Ended September 30, 2009 vs. Nine months Ended September 30, 2008

The net decrease in cash during the nine months ended September 30, 2009 was $7.4 million, as compared to a net increase of $14.3 million for the nine months ended September 30, 2008, a decrease of $21.7 million. Net cash provided by operating activities totaled $1.6 million for the nine months ended September 30, 2009, as compared to net cash provided by operating activities of $675 thousand for the same period in 2008. This increase is attributable primarily to an increase in net income and a decrease in accrued interest receivable over the same period in 2008.

Net cash provided by investing activities totaled $49.9 million during the nine months ended September 30, 2009, as compared to $140.8 million used during the nine months ended September 30, 2008, an increase in cash of $190.7 million. This increase is primarily attributable to a decrease in the amount of loan originations and purchases, as well as an increase in loan sales.

Net cash used in financing activities totaled $58.9 million for this three month period ended September 30, 2009, a decrease in cash of $213.3 million from $154.4 million provided by financing activities during the nine months ended September 30, 2008. This difference is attributable to paydowns on our lines of credit and redemption of our investor notes.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the year ended December 31, 2008, 76% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.  During the nine months ended September 30, 2009, our investors renewed their debt securities investments at a 79% rate.

At September 30, 2009, our cash, which includes cash reserves and cash available for investment in the mortgage loans, was $7.5 million, a decrease of $7.4 million from $14.9 million at December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2009.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred in the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this Report, there is no material litigation, threatened or pending, against us. Our management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving us.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

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

Dated:	November 13, 2009

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Susan B. Reilly
Susan B. Reilly,
Principal Accounting Officer