Form 10-K
period 2009-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2010-03-31
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  333-4028LA

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
 (Exact name of small business issuer  in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	26-3959348 (I.R.S. Employer Identification No.)

915 West Imperial Highway, Suite 120, Brea, California  92821
(Address of principal executive offices)

Issuer’s telephone number:  (714) 671-5720

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐.

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

As of June 30, 2009, the aggregate market value of the registrant’s Class A common units held by non-affiliates was $1,809,572, based upon the most recent sale of the registrant’s Class A common units.  The registrant has sold no Class A common units within the past sixty days and there is no public market value for the registrant’s Class A common units.  The number of Class A common units outstanding, as of March 29, 2010, was 146,522.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
FORM 10-K

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included with respect to, among other things, our current business plan, business strategy and portfolio management. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that we believe might cause such differences are discussed in the section entitled, “Risk Factors” in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

PART I

Item 1.   BUSINESS

Overview

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

Our History

We were incorporated in California in 1991 as a credit union service organization (“CUSO”) that would invest in and purchase mortgage loans originated by Evangelical Christian Credit Union, a California chartered not-for-profit credit union (“ECCU”).  Since inception, we have carried out our operations as a CUSO specializing in providing mortgage loan financing to churches and ministry organizations.  We are a privately owned California limited liability company consisting of 13 federal and state chartered credit union equity owners, none of which owns a majority of our voting common equity units.  Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company (an “LLC”). This conversion was a statutory conversion authorized under Section 1150 of the California Beverly Killea Limited Liability Company Act (the “LLC Act”). Upon conversion, we became, by operation of law, a California limited liability company. As a result of the conversion, our name changed to “Ministry Partners Investment Company, LLC”.

As a CUSO, we invest in and originate loans made to evangelical churches and ministry organizations.  Our loan investments are generally secured by a first lien on church properties and/or ministry related properties.  Although we have expanded our role as an originator of church mortgage loans, ECCU remains our primary source of mortgage loan investments.  We also use ECCU as our primary servicer for our mortgage loans and to provide underwriting and loan processing services for most of our loans.

Our mission is to make loan financing available to the evangelical Christian community and serve as the preferred ministry lender in the United States for the acquisition and improvement of church and ministry-related properties. We do this by investing in mortgage loans made to churches and ministries. These loans are typically originated by ECCU (or us) and secured by church and church-related real property owned by and/or maintained for the benefit of churches or church-related organizations such as Christian schools and ministries.  As of December 31, 2009, we owned a total of 153 mortgage loans, with an outstanding balance of $199.1 million.  The average loan balance for our mortgage loan investments is $1.3 million, and our loans have a weighted average life to maturity period of 2.28 years at December 31, 2009.

Since inception, our primary business has focused on the acquisition of special purpose mortgage loans that were granted to Christian churches and organizations in connection with the acquisition, development and/or renovation of churches or church-related properties.  Funds to acquire these mortgage loans have been provided through the sale of our debt securities to investors and from equity investments.  In 2007, we created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), to purchase and warehouse church and ministry mortgages from us and ECCU for later securitization.

In the fourth quarter of 2007, we also expanded our capabilities to originate and securitize qualifying church mortgage loans by entering into two borrowing facilities which authorized us to borrow up to $260 million to purchase qualifying mortgage loans.  Because of the collapse of the mortgage-backed securities market and severe credit crisis that has impacted global financial markets since 2008, we have not securitized any of the mortgage loans that our wholly-owned subsidiary, MPF, purchased and we do not anticipate securitizing any of our mortgage loans until conditions in the credit markets  improve.

We are a California limited liability company and our principal executive offices are located at 915 West Imperial Highway, Suite 120, Brea, California  92821.  Our telephone number is (714) 671-5720, and our website address is www.ministrypartners.org.

Our Business

We are one of the few organizations within the western United States formed to assist evangelical Christian churches and organizations by providing financing for the acquisition, development and/or renovation of churches or church-related properties. To date, we have not charged off any of our mortgage loan investments and we have not defaulted on or been delinquent on any interest or principal payment on our debt securities or any of our borrowing facilities.  We expanded the scope of our operations in 2007 to include warehousing loans with the intent of reselling them in mortgage-backed securities offerings.  However, we have not been able to make any such offerings due to the credit crisis and collapse of mortgage-backed securities markets that became acute in 2008.  We may resume our securitization strategy when conditions in the credit markets have sufficiently improved and pricing becomes economically feasible.

We were formed in 1991 by ECCU for the purpose of providing financial resources that could assist in meeting the demand for mortgage financing by churches, ministries and church-related organizations. Since then, this market segment has continued to grow, and both the size of the loans and number of qualified borrowers in this sector has steadily increased. Prior to the 2008 global financial crisis that has sharply affected real estate values in the United States, the size of the church and ministry mortgage financing market in the United States was estimated to range between $20 billion and $40 billion annually. While there is no assurance that the size of this market will continue at these estimated levels, we believe that the demand for ministry loans will continue to exceed available lending and financing sources for this sector. We base our belief on our past experience with making loans to this market segment. Also, because the financial base and resources of church and ministry organizations has grown larger and these organizations increasingly employ more sophisticated accounting and budgetary practices, more financial institutions are now willing to originate, participate in or purchase loans in this market segment. As a result, a limited secondary market for these loans has developed among financial institutions.  We are an active participant in that market.  In addition, since the advent of the global credit crisis in 2008, some church bond underwriters and ministry finance lenders who had previously originated church and ministry mortgages have now left or curtailed their activities in this market, leaving greater opportunities for lenders with access to reliable funding.

Our general practice in recent years has been to fund loan acquisitions with borrowings under our bank facilities. We then repay borrowings on our bank facilities with proceeds from the sale of investor notes, mortgage loan prepayments and repayments, and from our operating income. Our ability to access capital to repay borrowings under our bank facilities is subject to variability based upon a number of factors, including volatility in the capital markets, the relative interest rates that we are prepared to pay for our debt facilities, the ability of our borrowers to access capital to repay or prepay their obligations to us and our ability to sell our mortgage loan assets. Any occurrence that disrupts our ability to access capital from these sources may have a material adverse effect on our ability to grow our business, meet our commitments and make distributions or payments to our equity owners and debt securities investors.

2009 Developments

During 2009, we focused on the following major initiatives:

(i) enhance the profitability of our company for our equity investors;

(ii) improve our liquidity and balance sheet strength;

(iii) develop capital funding sources that are not dependent on the sale of mortgage-backed securities or institutional credit facilities; and

(iv) expand the scope of revenue generating services we provide to make us less dependent on a favorable net interest rate margin from our mortgage loan investments.

Conversion to LLC

Effective as of December 31, 2008, we converted from a corporation organized under California law to a limited liability company organized under the laws of the State of California.  Under California law, a corporation that converts to a limited liability company remains the same entity that existed before the conversion, except it will be subject to the LLC Act and will be taxed as an LLC under the applicable provisions of the California Revenue and Taxation Code. Prior to the conversion, we were taxed as a C corporation under both federal and state income tax laws. Following the conversion, we have elected to be taxed as a partnership under both federal and state income tax laws.  By implementing our conversion to an LLC, we enhanced the opportunity to increase our profits for the benefit of our equity investors, simplified and reduced our tax reporting obligations, and gained flexibility in structuring our business and economic affairs for the benefit of our equity owners.

Improved Balance Sheet

In 2009, despite a challenging economic environment for financial institutions that primarily invest in church mortgage loans, we were able to pay off MPF’s $150 million credit facility that was entered into with Fairway Finance Company, LLC, as lender, and BMO Capital Market Corp., as agent, on October 30, 2007 (the “BMO Facility”) and complete two financing transactions that strengthened our balance sheet, improved our liquidity and effectively decreased our borrowings from financial institutions from $185.1 million at December 31, 2008 to $125.7 million at December 31, 2009.  On May 19, 2009, we sold $19.3 million in mortgage loan participation interests to Western Federal Credit Union, a federal credit union located in Hawthorne, California (“Western”).  We used the proceeds of this sale, together with other funds, to purchase 21 mortgage loans from MPF and make a principal payment of $21.9 million to reduce our indebtedness under the BMO Facility.

On November 30, 2009, we entered into a $28 million credit facility with Western Corporate Federal Credit Union, a federal credit union located in San Dimas, California (“WesCorp”), and pledged approximately $59.2 million of our mortgage loans as collateral for this facility (the “WesCorp Loan”).  WesCorp is a corporate credit union whose members include other credit unions and CUSOs.  The WesCorp Loan bears interest at a fixed rate of 3.95% and is payable in monthly installments equal to accrued interest plus a principal payment of $116,667 until the loan matures on March 30, 2012, when the entire balance of principal and interest is due and payable.

As of December 31, 2008, MPF owed $85.3 million on our BMO Facility.  With the proceeds we received from the sale of $19.3 million in loan participation interests to Western and, together with additional smaller loan sales, proceeds from loan prepayments, and cash purchases from MPF and ending with consummation of the $28 million WesCorp Loan, we were able to make five principal reductions payments on the BMO Facility in 2009, with a final payment of $24.6 million paid to retire and terminate the BMO Facility on November 30, 2009.

On October 12, 2007, we entered into two credit facility arrangements for a $10 million and $50 million revolving credit line with Members United Corporate Federal Credit Union, a federally chartered credit union located in Warrenville, Illinois (“Members United”) and we later entered into an amendment to the facility on May 8, 2008, which increased the $50 million line of credit to $100 million.  As of December 31, 2009, there was $10 million outstanding on the $10 million credit facility and $87.9 million outstanding on the $100 million credit facility.  Our $10 million credit facility has a maturity date of August 26, 2011, and our $100 million credit facility has an expiration date of September 1, 2012.  During 2009, Members United agreed to roll over tranches of the $100 million credit facility in the amounts of $40.8 million, $2.8 million and $24.0 million, at an interest rate of 6.5%, 1.3% and 1.3%, respectively.  On February 1, 2010, Members United agreed to combine these tranches into a lump sum amount at a combined rate of 4.49% for an additional three months.

Through the sale of loan participation interests to Western, the successful negotiation of rollover arrangements of our $100 million credit facility with Members United and execution of our $28 million credit facility with WesCorp in 2009, we substantially strengthened our balance sheet, enhanced our liquidity and successfully managed the deleveraging of our balance sheet while earning a net profit for the year.

Capital Funding Efforts

Prior to launching MPF in October 2007, we primarily relied on selling debt securities and raising funds from our equity owners to generate the capital sources needed to fund our mortgage loan investments.  By entering into the Members United and BMO Facility credit arrangements in late 2007, we were able to rapidly increase our mortgage loan investments and benefit from the favorable net interest rate margin we were carrying on our mortgage loan investments held in MPF.  As a result of adverse economic conditions facing U.S. and global financial institutions in 2008, both of our institutional lenders sought to reduce their exposure under these credit facilities.  The rapid paydown and retirement of the BMO Facility, in particular, has heightened our need to find alternative sources of capital, including increasing sales of our debt securities.

Our mortgage loan investments are funded from available cash resources we obtain from the sale of our debt securities, investments in our equity interests, operating income and available credit facilities.  With the credit market for a securitization offering backed by our church mortgage loans likely to be unavailable or cost prohibitive in the foreseeable future, we have taken steps to increase the sale of our debt securities through the efforts of our officers and key employees.  Each of our officers and key employees who assist us in marketing our debt securities are employees who are compensated with a salary but do not receive any sales commissions or fees for their efforts in marketing our debt securities.  In October 2009, we hired a director of investor relations who has extensive experience in working with ministry minded investors who have expressed an interest in supporting church-related projects.  In addition, we have conducted due diligence and undertaken efforts to analyze the feasibility of acquiring a broker-dealer firm or forming a de novo broker-dealer firm as an affiliated entity to assist us in our efforts in marketing our debt securities.

At December 31, 2009, our outstanding investor notes totaled $69.5 million, as compared to $75.7 million as of December 31, 2008.  While 79% of our investors renewed their notes in 2009, as compared to 76% and 72% in 2008 and 2007, respectively, our liquidity could be significantly impacted if a substantial note investor requests a withdrawal that we are required to honor.  We are not required to honor all such requests.  As of December 31, 2009, 55% of our debt securities will mature within the next twelve months, as compared to 66% of our investor debt securities held at December 31, 2008.

On December 23, 2009, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) to register an additional $100 million of our investor notes, consisting of a combination of a fixed series, flex series and variable series notes (the “Class A Notes”).  On March 9, 2010, we filed a Pre-Effective Amendment No. 1 on Form S-1/A with the SEC.  We will use the proceeds of this offering to improve our capital resources and fund our mortgage loan investments.

Additional Revenue Sources

Since inception, our primary source of revenue has come from the net interest margin we earn on our mortgage loan investments.  With the availability of financing and mortgage-backed loan facilities being curtailed as global financial markets adjust to a lack of liquidity in credit markets and the uncertainty of pending U.S. financial reform legislation, we have primarily relied upon generating profits from our mortgage loan investments.  Growth in our investment portfolio and expansion of origination and loan participation investments in member business loans originated by credit unions will necessarily depend upon raising additional capital and/or obtaining new borrowing facilities.

In addition, a substantial portion of our favorable net interest margin earned in 2008 and 2009 was generated from our BMO Facility due to a higher weighted average yield on the mortgage loan assets held in this facility and favorable borrowing costs we paid on the facility.  With the termination of our BMO Facility on November 30, 2009, we will need to increase the mortgage loan investments we own and develop new revenue generating services we can provide as a result of our knowledge, expertise and experience in the church mortgage lending business.

To that end, we formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation on November 13, 2009 (“MP Realty”).  MP Realty will provide loan brokerage and other real estate services to churches and ministries in connection with our mortgage financing activities.  On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker under corporate identification number 01526509.

Strategic Priorities for 2010

In 2009, we focused on improving our balance sheet, addressing our liquidity needs and desire of our two major institutional credit facility lenders to unwind their lending arrangements with us or our wholly-owned subsidiary, MPF.  For 2010, we intend to focus on the following strategic initiatives:

•
expand the number of debt investors we have and amount of debt securities we issue through targeted marketing initiatives and more effective interactions with our investors while reducing our dependence on institutional financing sources;

•	improve the asset quality of our loan investments by reducing the amount of our non-performing assets and improving our underwriting procedures;

•	successfully complete negotiations with Members United on the interest rate and terms for the pay-off of our $100 million credit facility;

•	increase operating earnings while maintaining adequate liquidity;

•	expand our scope of revenue sources with the launch of MP Realty;

•	form a de novo broker-dealer firm or acquire a broker-dealer firm to serve as an underwriter and investment broker for church-related investment products;

•
implement a core data processing system, accounting system, portfolio management and enterprises resources planning system that will enhance our relationships with churches, ministries, lenders, investors and financial institutions and enable us to act as a full service originator and servicer of our mortgage loan investments for credit unions; and

•
expand our capital funding sources through the registration with the SEC of a secured debt security that will complement our Class A Notes and develop alternative sources of funding from other credit unions, religious foundations and institutional investors.

Our primary lever to accomplish these priorities continues to be our ability to raise debt and equity capital.

Lending Activities

Loan Origination, Acquisition and Underwriting

For any church mortgage loans that we or our wholly-owned subsidiary, MPF, acquire from ECCU, we rely upon ECCU’s underwriting capabilities and experience in providing church and ministry related financing.  Historically, we have relied upon ECCU’s extensive experience as an originator and underwriter of mortgage loans in making our mortgage loan investments.  We are expanding our in-house staff, improving our operational systems and loan origination capabilities and are progressively reducing our reliance on ECCU to originate, underwrite and service our mortgage loan investments.  If we originate a loan, we receive an origination fee and loan processing fee at the inception of each loan.  For any mortgage loans and participation interests we purchase from ECCU, we review ECCU’s underwriting and apply our internally developed underwriting criteria in purchasing a loan or loan participation interest from ECCU.  In 2009, we or our wholly-owned subsidiary, MPF, purchased $10.5 million in mortgage loans from ECCU, as compared to $156.7 million in 2008.  Due to requirements to reduce the outstanding principal balance on the BMO Facility, we (and MPF) reduced our purchase of mortgage loans from ECCU in 2009.  We have also increased our in-house staff and have devoted more resources to originating loans.  We rely upon internally developed loan and investment policies in originating our church loans.

Servicing

Historically, in making our mortgage loan investments, we have relied upon ECCU’s ability to originate mortgage loans made to churches, schools, ministries and other non-profit organizations to purchase land, develop facilities, construct or renovate worship facilities or refinance existing indebtedness.  Because ECCU has been making mortgage loans for ministry related projects for over 40 years and has originated and currently provides loan servicing arrangements for more than $2.1 billion in mortgages held by investors, we have relied upon ECCU’s successful record in underwriting profitable and performing mortgage loans and have entered into a servicing agreement with ECCU for our mortgage loan investments.  As of December 31, 2009, ECCU was servicing 153 loans for us, which totals approximately $199.1 million in loan principal outstanding.

As a credit union service organization, our mission is to provide funds that are used to originate  ministry loans made to credit union members.  Before 2007, we relied on ECCU for both the origination and underwriting of our mortgage loan investments. We have since expanded our operations to include direct loan origination services to evangelical organizations, churches, schools and ministries.  ECCU acts as our primary servicing agent for such loans under a servicing agreement.  In the future, we intend to expand our loan investment activities to include arrangements with other credit unions that originate church and ministry loans.  In that instance, the originating credit union may continue to service any loan we purchase under such an arrangement.  With the implementation of an enterprise resource planning system in 2010 that will enable us to process, record, transmit and account for all financial and operational data for the benefit of other credit unions, finance lenders, churches, financial institutions and investors, we also believe we will be able to expand our loan servicing capabilities.

Types of Loans

We invest primarily in mortgage loans secured by liens on churches, church-related and/or ministry related properties.  Generally, our loans are secured by first mortgage liens, but we may invest in loans secured by second liens or which are guaranteed junior secured obligations, or in unsecured loans, if such loans meet our loan criteria.

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

Participation Interests

From time to time, we also invest in participation interests in secured mortgage loans, whereby we own an undivided participation interest in a mortgage with a credit union or other lender.  By investing in a participation interest, we can participate in a larger loan investment and diversify our mortgage loans investment portfolio while minimizing our exposure to the aggregate amount of the loan.  When we invest in a “participation interest”, we purchase an undivided interest in a loan that has been originated by a credit union and we share principal and interest payments received from the borrower in an agreed upon manner.  When we purchase a participation interest, the purchase transaction is governed by a participation agreement entered into by the originator and the participant containing guidelines as to ownership, control and servicing rights.  In most instances, the originator retains all rights with respect to enforcement, collection and administration of the loan.  When we enter into a participation agreement with ECCU, we may have more limited access to the borrower and ECCU is generally entitled to exercise discretionary power in administering performing loans and undertaking collection efforts in connection with any of its non-performing loans.  As of December 31, 2009, approximately $70.17 million, or 35.24% of our total loan portfolio, consisted of loan participations we purchased from ECCU.

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

Our Loan Policies

Historically, we have relied upon ECCU to originate a sufficient supply of mortgage loans made to churches, schools, ministries and other non-profit corporations to purchase land, develop facilities, construct or renovate worship facilities or refinance existing indebtedness.  Because ECCU has been making mortgage loans for ministry related projects for over 40 years, we have relied upon ECCU’s successful record in underwriting profitable and performing mortgage loans and have contracted with ECCU to service such loans.

In recent years, we have expanded our operations to include our own independent loan origination activities, offering loans with fixed and variable interest rates.  We receive an origination fee and loan processing fee at the inception of each loan.  These fees may be added to the principal amount of the loan or paid at closing of the loan.  Our loan underwriting process involves a review and analysis of the church or ministry’s financial operation, the strength of the organization’s leadership team, prior history, financial capability, value of collateral and general creditworthiness.

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

•
Insurance. We require our borrowers to obtain standard insurance protection customary in the industry, including title insurance (to insure against title defects and some forms of documentation), and liability and casualty insurance in customary amounts. We may also require special insurance in connection with particular mortgage loans, including earthquake, flood and environmental hazard insurance.

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

•	Credit Union Members. Loans can be only made to credit union members or our investors, unless otherwise permitted by our Church and Ministry Loan Policy.

•
Location of Collateral. Each mortgage loan must be secured by real property located in the United States.  Unsecured loans may be made without a geographical limitation provided that all payments are made in U.S. dollars and the financial statements of the borrower are in English.

•
Loan Limits. The aggregate total of all construction loans or loans secured by junior liens on real property may not exceed 200% of our tangible net worth.  The maximum aggregate amount of any loan or loans to one borrower (or to related entities) may not exceed 25% of our tangible net worth.  The maximum aggregate amount of unsecured loans to any one borrower  may not exceed 10% of our tangible net worth.  For any loan that exceeds 25% of our tangible net worth or 5% of our loan portfolio, whichever is less, the loan must be approved by our managers prior to funding.

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

With our conversion from a corporation to a limited liability company, effective as of December 31, 2008, our business and affairs are governed by a group of seven managers that serve as our Board of Managers (“Board”).  Our Board establishes our loan policies and review them periodically and have authorized designated loan officers and our President to make loans within certain limits established by our managers from time to time.  The Board also appointed a Credit Review Committee to review and carry out our loan policy.  The Credit Review Committee may approve loans up to 25% of our tangible net worth or 5% of our aggregate loan portfolio, whichever is less.  For loans exceeding the threshold, our Board has established an Investment Committee that reviews our loans and loan requests which exceed certain prescribed limits under our loan policies.   Upon approval, we issue a written loan commitment to the applicant that specifies the material terms of the loan.

Based in part on the foregoing criteria, we have adopted a risk rating system for rating the risk of our mortgage loan investments. Our Board and management team monitor portfolio composition regularly and may, from time to time, establish guidelines for management regulating the fraction of the portfolio that may be invested in each risk category.  We monitor the risk ratings of our mortgage loan portfolio on a regular basis.

Our Loan Investment Portfolio

We invest primarily in mortgage loans secured by liens on churches, church-related and/or ministry-related properties. Generally, our mortgage loans are secured by first liens, but under limited circumstances, we may invest in loans secured by junior liens. The payment of our mortgage loan investments is not insured and, in general, is not guaranteed by any person or by any government agency or instrumentality. We must, therefore, look to foreclosure on the property securing the loan as the primary source of recovery in the event the loan is not repaid as required. Some of our mortgage loan investments are partial participation ownership in a mortgage loan, whereby we own an undivided interest in the loan investments with other institutions. Generally, our percentage of our ownership interest in our mortgage loans has ranged from 1.0% to 100%. Joint ownership allows us to participate in larger loans and in a greater number of loans than we would otherwise be able to afford, and therefore allows us to achieve greater diversification for our mortgage loan investment portfolio.

Set forth below are the amounts of our cash and loan investments at December 31, 2009 and 2008.

	Year Ended December 31, (Dollars in Thousands)
	2009	2008
Assets

Cash	$9,980	$14,889

Loans, net of allowance for loan losses of $1,701 and $489 in 2009 and 2008, respectively	196,858	257,176

Accrued interest receivable	956	1,374

Set forth below are the amounts we invested in each category of loan at December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
Loan Category	Amount	Percent of Portfolio	Amount	Percent of Portfolio

Commercial Mortgage Loans	$194,068	97.5%	$254,869	98.8%
Construction Loans	3,052	1.5%	1,042	0.4%
Unsecured Commercial Loans	2,002	1.0%	2,000	0.8%
Total	$199,122	100.0%	$257,891	100.0%

Our Net Interest Income and Interest Margin

Our earnings depend largely upon the difference between the income we receive from interest-earning assets, which are principally mortgage loan investments and interest-earning accounts with other financial institutions, and the interest paid on our investor notes and lines of credit. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

Please see the discussion under the section “Management Discussion and Analysis of Financial Condition −  Results of Operations” for information regarding our historical interest costs, interest income and yields realized on our mortgage loan investments for the years ended December 31, 2009 and 2008.

Loan Maturities

The following table sets forth the future maturities of our mortgage loan portfolio at December 31, 2009.

	Dollar Amount of Mortgage Loans Maturing During Year:
	2010	2011	2012	2013	2014	After 2014
Mortgage Loan Portfolio at:
December 31, 2009	39,445	37,764	43,800	72,842	1,905	3,366

Included in the table above are two adjustable rate loans for $1,839 thousand due in 2010, and one adjustable rate loan for $2,485 thousand due in 2012.

Diversification of Our Mortgage Loan Portfolio

The following table sets forth, as of December 31,  each state in which: (i) the unpaid balance of our mortgage loans was 10% or more of the total unpaid balance of our mortgage loan portfolio; and (ii) the number of our mortgage loans was 10% or more of our total mortgage loans.

	California
	2009	2008

Unpaid Balance of Mortgage Loans	$54,267	$78,814
%	27.25%	30.56%

Number of Loans	43	57
%	28.10%	30.98%

	Texas
	2009	2008

Unpaid Balance of Mortgage Loans	$22,234	$24,042
%	11.17%	9.32%

Number of Loans	13	13
%	8.50%	7.07%

Our Rollover Policy

We offer to renew, re-underwrite or otherwise continue (i.e. roll over) a maturing loan on a case by-case basis, based on the terms of the maturing loan, the credit status of the borrower and our liquidity needs at the time. Prior to maturity, each loan is analyzed and re-underwritten to determine if it is a possible rollover candidate. Management then reviews our liquidity needs and conditions in determining whether to recommend to our Loan Investment Committee to roll over the loan.

Master Loan Purchase and Sale Agreement

On May 1, 2009, we entered into a Master Loan Participation Purchase and Sale Agreement with Western Federal Credit Union, a federal credit union located in Hawthorne, California (the “Western Participation Agreement”).  Pursuant to the Western Participation Agreement, Western is authorized, but not obligated, to purchase loan participations from us on a non-recourse basis.  When Western purchases a participation interest, a certificate is delivered and agreed upon which identifies the name of the borrower, the principal amount due under the loan, purchase price, interest rate, maturity date and participation percentage acquired under the loan.  We have appointed ECCU to serve as our servicing agent for the initial pool of loans available for purchase under the Western Participation Agreement.  Our agreement with Western includes standard representations and warranties for a loan participation purchase agreement that are typical for a transaction of this nature.  In addition, we are obligated to monitor the loans in which Western purchases a participation interest and alert Western of certain material events which might affect the financial condition of the borrower and collectability of the loan.

If we breach any of the representations or warranties under the Western Participation Agreement, we are obligated to repurchase the loan participation interest at an amount equal to the outstanding balance of such loan participation or substitute another loan participation interest as payment for such interest.  In the event of a default under the loan, we, Western, and ECCU are required to consult together in an effort to agree upon a mutually agreeable course of action.  If the parties are unable to agree upon a desired course of action, Western is entitled to purchase the outstanding undivided interest held in the loan, provided that Western holds at least a 50% interest in the loan.  In the event that the parties fail to agree on an acceptable course of action to address the event of default, we have the right, at our sole option, to repurchase Western’s undivided interest in the principal, plus accrued interest, outstanding as of the date of repurchase.

On May 19, 2009, Western purchased 12 loan participation interests in the principal amount of $19.3 million under the terms of the Western Participation Agreement.  We used the proceeds from this sale, together with available cash, to purchase 21 mortgage loans from MPF in the principal amount of $21.9 million.  We then pledged these 21 mortgage loans to Members United to replace the participation interests in the portfolio we sold to Western.

Western is an equity holder of our Class A Common Units (the “Class A Units”) and has been deemed a related party with respect to this purchase agreement.  Our Board has ratified the Western Participation Agreement under the procedures provided for in our Related Party Transaction Policy.

Securitization

In 2007, we formed MPF to pursue our strategy of obtaining funding by purchasing and warehousing church and ministry mortgage loans and reselling them in securitized debt transactions.  Upon formation, MPF obtained the $150 million BMO Facility and, as of December 31, 2008, had used borrowings under this credit facility to acquire approximately $122.7 million of mortgage loans.  However, due to subsequent and continuing deterioration of the market for securitized debt transactions, we have been unable to implement this strategy because MPF has been unable to complete any securitized debt transactions.

In May 2009, we began selling MPF’s loan portfolio assets to pay down the BMO Facility, and we paid off and terminated the facility on November 30, 2009, using $24.6 million of the $28 million credit facility we entered into with WesCorp under the WesCorp Loan.  We pledged approximately $59.2 million of MPF’s mortgage loans released as security for the BMO Facility upon its repayment as collateral for the WesCorp Loan. We plan to maintain MPF for possible future use as a financing vehicle to effect securitized debt transactions. MPF’s ability in the future to successfully complete securitized debt transactions will depend, in large part, on prevailing financial market conditions, which, in recent months, have been adversely affected by various economic developments, including the subprime mortgage crisis.

Recent Developments in Credit Markets

The United States is in the midst of a severe economic downturn that has and may continue to affect liquidity in the credit markets and liquidity and prices in the real estate markets. Commencing in late 2007, the credit markets that we depend on for warehouse lending for origination, acquisition and securitization for our church mortgage loans began to deteriorate, and that deterioration has continued and even worsened in 2008 and 2009. This has adversely impacted our plan to complete our proposed securitized debt transactions through MPF. Despite actions by the Federal Reserve Bank to lower interest rates and increase liquidity, uncertainty among lenders and investors has continued to reduce liquidity, drive up the cost of lending and drive down the value of mortgage loan and real estate assets in these markets. Under these conditions, U.S. banks and other financial institutions have reported large losses, have demanded that borrowers reduce credit exposure to these illiquid assets resulting in “margin calls” or reductions in borrowing availability, and the collective effect of these events has caused massive sales of underlying assets that collateralize mortgage-backed loans.  In addition, the need to deleverage the balance sheets of U.S. financial institutions and find buyers for illiquid real estate related assets has resulted in further downward pressure on market values of the underlying assets of financial institutions that hold substantial investments in residential and commercial real property.

At the federal level, uncertainty surrounding pending financial reform legislation and more restrictive regulatory oversight has limited the willingness of financial institutions to deploy new capital.  Further, many U.S. financial institutions are faced with significant write downs and necessity of having to redeploy their human resources capital to address deteriorations in their existing loan portfolios which hinders their ability to allocate resources to the origination of new business.

Asset Quality

As of December 31, 2009, all of our mortgage loan investments are serviced by ECCU and  subject to ECCU’s collection policies.  Under the terms of our servicing agreement with ECCU, we monitor each mortgage loan or participation interest we acquire to ensure full payments are received as scheduled.  We also receive monthly reports from ECCU regarding our mortgage loan investments, including delinquent loan status reports.  These status reports are included in monthly and quarterly reports management prepares for our Board.

Due to adverse economic conditions in the U.S., many churches have been materially impacted by high unemployment rates, foreclosures on homes owned by their members, collapsing real estate values and diminished net worths of their congregations and members.  Contributions to churches and ministries are especially sensitive to these economic trends facing the U.S.

Delinquent Loans

Over the past year, we have experienced fluctuating but generally increasing rates in delinquencies on our mortgage loan investments. During 2009, delinquency rates have ranged from approximately 1.06% to more than 5.48% of the total amount of our mortgage loan investment portfolio. We report a mortgage loan as delinquent if it is 90 days or more in arrears. At December 31, 2009, 5.48% of our portfolio qualified as delinquent.  We have adopted a proactive approach in responding to delinquencies in our loan portfolio. Our servicing agent, ECCU, or our staff makes direct contact with the borrower within ten (10) days of an initial late payment. If the situation progresses to 30 days or more, we follow up with an onsite visit to discuss the borrower’s circumstances and how the borrower can bring the loan current.

From time to time, we have restructured a mortgage loan in light of the borrower’s circumstances and capabilities.  If we decide to accept a loan restructure, however, our policy does not permit us to forgive or reduce the principal amount owed on the loan.  In the event that an acceptable workout of a delinquent mortgage cannot be reached, ECCU will generally proceed with a foreclosure proceeding on any collateral securing the loan.  As of December 31, 2009, ECCU has initiated four foreclosure actions on mortgage loans which we own or hold a participation interest, representing $9.2 million in outstanding indebtedness.  Since inception, we have had no loan losses that have been charged off on our mortgage loan investments.  In addition, we have never taken an ownership interest in real property or collateral after a foreclosure has been initiated and no judicial or foreclosure sales have been held on any mortgage we have acquired or originated.

Non-performing Loans

The table below sets forth the amounts and categories of non-performing assets in our portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan or the borrower warrant placing the loan on non-accrual status.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Troubled debt restructuring (or “restructured loans”), which are accounted for under Accounting Standards Codification (“ASC”) 310-44, are loans which include renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications may include a lower interest rate, an extension of the maturity date or reduction in accrued interest.  All troubled debt restructurings (restructured loans) are initially placed on non-accrual status regardless of whether the loan was performing at the time it was restructured.

The following is a summary of our non-performing mortgage loans at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Non-accrual loans	$25,3371	$2,700
Loans 90 days or more past due and still accruing	--	--
Restructured loans on accrual status	3,714	2,287
Total non-performing loans	$29,051	$4,987

Non-performing loans as a percentage of total loans	14.6%	1.9%

1Includes $17.0 million of restructured loans on non-accrual status.

For the year ended December 31, 2009, gross interest income which would have been recorded had the non-accrual loans been current in accordance with their original terms amounted to $397 thousand.  Interest in the amount of $208 thousand was included in income during 2009 on such loans through the accretion of loan discount and net present value impairment.  We monitor our non-performing loans on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.

As of December 31, 2009, four of our non-performing loans were the subject of foreclosure proceedings.  We have set aside a reserve of $597 thousand for these four loans.  We are actively working with ECCU and the borrower in each of these foreclosure actions in an effort to minimize any losses on these loans.  Since inception, we have never had a foreclosure sale or judicial sale ordered on a loan we have acquired or originated.

Restructured Loans

We classify a loan as a restructured loan when we make concessions we would not otherwise consider if offering a loan to a borrower.  A restructuring of  a loan usually involves an interest rate modification, extension of the maturity date, or reduction of accrued interest owed on the loan on a contingent or absolute basis.  Our policy on restructuring arrangements does not permit us to forgive or reduce the principal amount owed on a mortgage loan we hold.

The following table shows the number and balance of restructured loans in our mortgage loan portfolio, as well as the percentage of our total portfolio those loans represented and the amount of allowance for loan losses associated with restructured loans as of December 31 (dollars in thousands).

	2009	2008

Number of restructured loans	12	2
Balance of restructured loans	$20,748	$2,285
Percentage of loan portfolio	10.42%	.89%
Allowance for loan losses associated with restructured loans	$275	$0

In the current economic market, loan restructures often produce a better outcome for our loan portfolio than a foreclosure action.  Given our specialized knowledge and experience working with churches and ministries, entering into a loan modification often enables the borrower to keep their ministries intact and avoid foreclosure.  With a successful loan restructure, we avoid a loan charge-off and protect the interests of our investors and borrowers we serve.

The delinquency and default rates we are currently experiencing, while higher than historical levels, are within our manageable limits, and the delinquency rates on our mortgage portfolio appear to have stabilized. We believe we have established adequate levels of reserves for any foreseeable losses, and we continue to evaluate the adequacy of such reserves in the light of current economic and operational conditions.

Allowance for Loan Losses

We establish provisions for loan losses, which are charged to earnings, at a level reflecting estimated credit losses on our loan portfolio.  In evaluating the level of the allowance for loan losses, we consider the type of loan, amount of loans in our portfolio, adverse situations that may affect our borrowers’ ability to pay and estimated value of underlying collateral and credit quality trends (including trends in non-performing loans expected to result from existing conditions).  Since inception, we have never recorded a charge-off on our mortgage loan investments.  As a result, we have no historical loss experience to assist us in assessing estimated future losses.

The allowance for loan loss is monitored by our senior management on an ongoing basis and we use the methodology provided in ASC 450-20-25 regarding loss contingencies and in ASC 310-10-35 regarding impaired loans. We apply ASC 450-20-25 by examining the performance characteristics of our portfolio loans, including charge-offs, delinquency ratios, loan restructurings and modifications and other significant factors that, in management’s judgment, may affect our ability to collect loans in the portfolio as of the evaluation date.  In 2009, we also added a factor relating to the portion of our loan portfolio that is held in a loan participation interest.  The net effect of adding this factor in our ASC 450-20-25 analysis for 2009 resulted in an increase in the allowance for loan losses reflecting the greater risk of loss associated with holding a loan participation interest in which we do not serve as the lead lender for the loan.  Our senior executive team monitors these ASC 450-20-25 factors on a regular basis and reviews are conducted quarterly with our Board.

Our senior executive team also evaluates our allowance for loan losses based upon a review of individual loans in our loan portfolio in accordance with ASC 310-10-35.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows we expect to receive on an impaired loan that may be susceptible to significant change.  Once a loan becomes a delinquent or non-performing loan, the borrower reports a material adverse financial condition or we determine that the value of the collateral underlying an impaired loan has substantially declined, we assess all information available to us to determine the estimated loss for a particular loan.  We monitor these individual impaired loans on a regular basis.

If we restructure a loan, we establish an allowance for loan loss for that individual loan based on the difference between the net present value of the future receipt of cash payments from the restructured loan as compared to the net present value of  cash flows which we would have received from the original loan, discounted at the original interest rate of the loan.  As the restructured loan performs according to its modified terms, the allowance for loan loss on that individual loan is amortized into interest income over the life of the loan.

For 2009, our provision for loan losses was $1.322 million, or .66% of our total loan portfolio.  Assessing the adequacy of our allowance for loan losses is inherently subjective as it requires us to make material estimates, including the amount and timing of future cash flows we expect to receive on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects all known and inherent credit losses in our mortgage loan portfolio as of December 31, 2009.

Our Credit Facilities

Members United Facilities

On October 12, 2007, we entered into two note and security agreements with Members United. Members United is a federally chartered credit union located in Warrenville, Illinois, which provides financial services to its member credit unions. One note and security agreement is for a secured $10 million revolving line of credit, which we refer to as the “$10 Million LOC,” and the other is for a secured $50 million revolving line of credit. The $50 million facility was amended on May 14, 2008 to allow us to borrow up to $100 million through the revolving line of credit. We refer to this as the “$100 Million CUSO Line”.  Both credit facilities are secured by eligible mortgage loans we own. We used the $10 Million LOC for short-term liquidity purposes and the $100 Million CUSO Line for mortgage loan investments.

Each credit facility is a secured, recourse obligation. We maintain collateral in the form of eligible mortgage loans we own, based on a maximum margin of 90%. This means we must maintain eligible collateral equal to 1.11 times the loan balance. At December 31, 2009, approximately $108.9 million of loans were pledged as collateral for the $100 Million CUSO Line and the $10 Million LOC.  We have the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.  The loan documents for these credit facilities contain affirmative covenants typical for this type of credit facility, including requirements that we keep our collateral free of liens and encumbrances, timely pay the amounts due under the facility and provide current financial statements and reports to the lender. Other covenants prevent us from selling all of our assets, from consolidating with or merging into another entity, from impairing or incurring a lien on the collateral securing these loans or from incurring certain additional indebtedness.

On August 27, 2008, we borrowed the entire $10 million available on our $10 Million LOC at a rate of 3.47%.  This credit facility expired on September 1, 2008. Effective as of the facility termination date, our $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011. This loan bears interest payable monthly at a floating rate based on the one month LIBOR plus 100 basis points. The interest rate on this loan is reset monthly. As of December 31, 2009, there was a $10.0 million outstanding balance on this loan.

Under the $100 Million CUSO Line, we may request advances under a “demand loan” or “term loan”.  A demand loan is a loan with a maximum term of one year and a variable rate based upon the prime rate quoted by the Wall Street Journal, as adjusted by a spread as determined by Members United.  A term loan is a fixed or variable interest rate loan that has a set maturity date not to exceed twelve years.  During the period when draws may be made, each advance on the $100 Million CUSO Line will accrue interest at either the offered rate by Members United for a fixed term draw or the  rate quoted by Bloomberg for the Federal Funds open rate plus 125 basis points for a variable rate draw.  On the third Friday of each month, we are obligated to make interest payments on the outstanding principal balance of all demand loans and term loan advances at the applicable demand loan rate or term loan rate.

Once the draw period on the $100 Million CUSO Line expires, the loan documents provide that the total outstanding balance on the facility will be termed out over a five year period with payments based on a 30 year amortization payment schedule.  As of December 31, 2009, the balance on the $100 Million CUSO Line was $87.9 million, and the weighted average interest rate on the facility draws that have been made was 4.29%.

Since 2009, we have been in discussions with Members United regarding the interest rate to be charged on the $100 Million CUSO Line once the outstanding amount due is termed out over a five year period, with payments based on a 30 year amortization schedule.  Although we were unable to reach  an arrangement with Members United in 2009 on the interest rate to be charged on the facility, we were able to enter into an agreement on April 3, 2009 to extend the interest rate on a $24.0 million tranche on a month-to-month basis at a variable rate equal to the Federal Funds open rate plus 1.25%.  During 2009, Members United also agreed to roll over tranches in the $100 Million CUSO Line in the amounts of $40.8 million, $2.8 million and $24.0 million at an interest rate of 6.5%, 1.3% and 1.3%, respectively.  On February 1, 2010, Members United agreed to combine these tranches into a lump sum amount of $67.6 million at a combined rate of 4.49% for an additional three months.

In 2010, we expect to reach an agreement with Members United on the interest rate to be charged under the facility on the outstanding balance owed on the $100 Million CUSO Line for the following tranches:

Interest Rate Redetermination Date	Interest Rate	Outstanding Balance

April 1, 2010	4.49%	$40.8 million
April 1, 2010	4.49%	$ 2.8 million
April 1, 2010	4.49%	$24.0 million
May 21, 2010	3.47%	$ 3.0 million
May 3, 2010	3.73%	$ 5.4 million
May 20, 2011	3.89%	$11.9 million

Total		$87.9 million

Members United has advised us that the maturity date on the $100 Million CUSO Line is September 1, 2012.  While we are optimistic that we will be able to successfully complete negotiations with Members United to establish the interest rate on this credit facility in 2010, we can give no assurances or guarantees that we will be able to reach an agreement on a mutually acceptable interest rate, maturity term or other loan modification terms.  Failure to reach an agreement with Members United could have a material adverse effect on our earnings if the interest rate on the facility exceeds our expected interest income from our mortgage loan investments.

WesCorp Facility

On November 30, 2009, we entered into a Loan and Security Agreement with WesCorp.  WesCorp is a federally chartered credit union located in San Dimas, California.  The agreement provides for a secured $28 million term loan, referred to as the “WesCorp Loan.”  We used $24.6 million of the proceeds from the WesCorp Loan to pay the remaining principal and interest on the BMO Facility.  The remainder of the proceeds was advanced in cash and will be used to make monthly payments on the WesCorp Loan, as well as for our other cash needs as they arise.

This credit facility loan bears interest at the fixed rate of 3.95%. The loan is payable in monthly installments equal to accrued interest plus a principal payment of $116,667 until the maturity date, March 30, 2012, when the entire balance of principal and interest is due and payable.  As of December 31, 2009, there was $27.9 million outstanding on the WesCorp Loan.  This loan was initially secured by approximately $59.2 million of mortgage loans we previously pledged to secure the BMO Facility. Thus, the loan was initially secured by excess collateral of approximately $30.8 million. This amount of excess collateral will decrease as we receive amortized payments of principal and interest from the mortgagors of these pledged mortgage loans, which we are entitled to receive and use so long as we are not in default under the WesCorp Loan.

We are obliged upon the lender’s request to replace a pledged mortgage loan if it becomes materially impaired. We are otherwise under no obligation to replace a pledged mortgage loan, unless it is sold or is prepaid. We may replace a pledged mortgage loan either by pledging a mortgage loan having an equal unpaid principal balance or with cash of an equivalent amount. Upon any prepayment, collateral having an equal unpaid principal balance will be released, and all of the remaining collateral will be released upon full repayment of the loan. As a result, until the WesCorp Loan is retired in full, we do not have a right to require the release of the excess collateral.

Under the WesCorp Loan documents, we furnished covenants customarily required by lenders for commercial loans of this kind, including covenants regarding our authority and compliance with applicable law, and we agreed to deliver future financial statements, provide insurance for coverage for the collateral, provide for adequate servicing of the collateral, and to give the lender at least 30 days’ prior written notice before we enter into any additional or replacement line of credit with an institutional or commercial lender that would replace, in whole or in part, our Members United credit facilities. We also furnished certain negative covenants, including agreeing not to enter into certain transactions without the lender’s prior consent, including mergers and material changes in our Members United credit facilities. In addition, we agreed to maintain a debt-to-tangible net worth ratio of not greater than 15 to 1 as determined in general under GAAP, with certain exceptions including the exclusion from total liabilities of any unsecured debt securities with a maturity date after March 30, 2012.

In the event of default, the lender may call the entire balance of the loan due and payable, upon which event the lender will have available all remedies provided under applicable law, including the right to foreclose on the collateral. In addition to our failure to pay any amount due and payable under the loan within the prescribed grace period, events of default include if a judgment or attachment in excess of $250,000 is entered against us; a material change in our financial condition, business or operations occurs; or we fail to make any payment of debt due and owing to another creditor in the aggregate of more than $500,000. The loan is full recourse and upon default the lender may seek recovery of the loan balance and its related costs against the collateral and/or us.

Our Former BMO Facility

In 2007, we formed a wholly-owned special purpose subsidiary, MPF, for the sole purpose to purchase and warehouse church and ministry mortgage loans bought from us or ECCU for later securitization.  On October 30, 2007, we expanded our capabilities to originate and securitize qualifying church mortgage loans by entering into a $150 million credit facility with Fairway Finance Company, LLC, as lender, and BMO Capital Markets Corp., as agent.  The Bank of Montreal agreed to serve as liquidity agent for the BMO Facility.  Under the BMO Facility loan documents, MPF agreed to enter into a term securitization or takeout financing transaction in an amount not less than $50 million prior to April 30, 2009.  Due to the disruption of credit markets which became acute in 2008 and continued in 2009, we were unable to complete a securitization or takeout financing transaction.

On May 5, 2009, MPF entered into a Waiver Agreement with BMO Capital pursuant to which BMO Capital (i) agreed to waive certain hedging requirements under the BMO Facility for a limited period; (ii) agreed to waive certain provisions requiring that “eligible mortgage loans” in the BMO Facility be held in the facility for not more than 18 months (the “Vintage Loan Requirement”); and (iii) confirmed that no event of default had occurred under the facility due to MPF’s inability to complete a $50 million takeout financing transaction.  On June 5, 2009, MPF and BMO Capital entered into an Omnibus Amendment to the BMO Facility which provided that:

•	the $50 million takeout financing requirement would be eliminated;

•	MPF was granted a reduction in the amount of working capital it was required to maintain under the facility from $10 million to $3 million;

•	MPF agreed to pay down the principal amount due on the BMO Facility from $78.9 million to $50.7 million;

•	MPF was granted an extension of time to comply with the Vintage Loan Requirement;

•
the hedging requirement imposed under the BMO Facility would be deleted and, in its place, MPF would be required to deliver funds sufficient in amount to purchase a LIBOR cap to protect against unexpected changes in interest rates; and

•	the “spread” on the BMO Facility was set at 1.75% over the commercial paper rate, unless an event of default occurred.

Effective September 30, 2009, MPF and BMO Capital entered into Omnibus Amendment No. 2 to the BMO Facility pursuant to which the parties agreed to:

•	eliminate the Vintage Loan Requirement and replace it with a payoff schedule that required the BMO Facility to be paid off by March 14, 2010;

•	relax certain geographical concentration requirements for eligible mortgage loans and ratios for eligible mortgage loans held in the BMO Facility; and

•	increase the borrowing rate on the BMO Facility after January 1, 2010 to 3.00%.

Effective as of November 30, 2009, MPF paid off and retired the BMO Facility using funds obtained from the WesCorp Loan.  As of December 31, 2009, there was no outstanding balance due on the BMO Facility and all mortgage loans held in the facility were transferred to our loan portfolio or to WesCorp to serve as collateral for the WesCorp Loan.

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

Subsidiaries

At December 31, 2009, we did not have any active subsidiaries.  On November 13, 2009, we formed MP Realty as a wholly-owned subsidiary for the purpose of providing loan brokerage and other real estate services to churches and ministries.

Employees

Effective as of January 1, 2009, we renewed our staffing agreement with Administaff Companies, II, L.P. for personnel and administrative services.  As of December 31, 2009, we had a total of eleven full-time employees we engage under this arrangement.  None of our employees are covered by a collective bargaining agreement, and we believe that we have an excellent relationship with our employees and staff.

Regulation

General

We are organized as a credit union service organization and, as a result, are subject to the regulations promulgated by the National Credit Union Administration (“NCUA”) that apply to CUSOs.  As a CUSO, we primarily serve the interests of our credit union equity holders and members of such credit unions.  We are also subject to various laws and regulations which govern: (i) credit granting activities; (ii) establishment of maximum interest rates; (iii) disclosures to borrowers and investors in our equity securities; (iv) secured transactions; (v) foreclosure, judicial sale and creditor remedies that are available to a secured lender; and (vi) the licensure requirements of mortgage lenders, finance lenders, brokers and financiers.

As a CUSO, we are limited in the scope of activities we may provide.  In addition, our federal credit union equity investors are permitted to invest in or lend to a CUSO only if the CUSO primarily serves credit unions, its membership or the membership of credit unions contracting with the CUSO.  While NCUA lacks direct supervisory authority over our operations, our federal credit union equity owners are subject to regulations which govern the rules and conditions of an investment or loan they make or sell to a CUSO.  In addition, state chartered credit unions must follow their respective state’s guidelines which govern investments by a state chartered credit union.  Our equity owners that are regulated by the California Department of Financial Institutions (“DFI”), in particular, must comply with DFI regulations that govern their investment in or loans they make to a CUSO.

Tax Status

Effective with our conversion from a corporate form of organization to an LLC organized under the laws of the State of California on December 31, 2008, we have chosen to be treated as a partnership rather than a corporation for U.S. tax law purposes.  As a result, profits and losses will flow directly to our equity investors under the provisions of our governing documents.  If we fail to qualify as a partnership in any taxable year, we will be subject to federal income tax on our net taxable income at regular corporate tax rates.  As an LLC organized under California law, we are also subject to an annual franchise fee plus a gross receipts tax on our gross revenues from our California based activities if our income is in excess of $250 thousand per year.

Congress has also held hearings examining the tax exempt status of credit unions and CUSOs, including CUSOs that are organized as an LLC.  As Congress continues to consider tax legislation affecting financial institutions, credit unions and CUSOs, we will continue to monitor the effect of any tax and legislative changes that affect our operations.

Regulation of Mortgage Lenders

Congress is currently considering various financial regulatory reform proposals.  If new legislation is enacted, the regulation and operations of financial institutions and bank holding companies will be significantly impacted.  While the primary thrust of proposed legislation is directed to financial depository institutions that hold a national or state bank charter, we will continue to monitor the effect of financial regulatory reform proposals on our business.  Any legislative or regulatory change enacted at the federal level in the future could affect our method of operations and financial condition.

We conduct loan originating activities for churches and related ministry projects.  Many states regulate the investment in or origination of mortgage loans.  Under the California Finance Lender’s Law, no lender may engage in the business of providing services as a “finance lender” or “broker” without obtaining a license from the California Department of Corporations (“DOC”), unless otherwise exempt under the law.  We conduct our commercial lending activities under California Finance Lender License # 603F994.

As a finance lender, we are licensed with DOC and file reports from time to time with DOC.  Accordingly, DOC has enforcement authority over our operations as a finance lender, which includes, among other things, the ability to assess civil monetary penalties, issue cease and desist orders and initiate injunctive actions.  We also are subject to licensing requirements in other jurisdictions in connection with our mortgage lending activities.  Various laws and judicial and administrative decisions may impose requirements and restrictions that govern secured transactions, require specific disclosure to our borrowers and customers, establish collection, foreclosure, and repossession standards and regulate the use and reporting of certain borrower and customer financial information.

As we expand our loan originations outside of the state of California, we will need to comply with laws and regulations of those states.  The statutes which govern mortgage lending and origination activities vary from state to state.  Because these laws are constantly changing, due in part, to the challenge facing the real estate industry and financial institutions from residential lending activities, it is difficult to comprehensively identify, accurately interpret and effectively train our staff with respect to all of these laws and regulations.  We intend to comply with all applicable laws and regulations wherever we do business, and will undertake a best efforts program to do so, including the engagement of professional consultants, legal counsel, and other experts as deemed necessary by our management.

Loan Brokerage Services

In 2009, we created a new subsidiary, MP Realty, which will provide loan brokerage and other real estate services to churches and ministries in connection with our mortgage financing activities. The California Department of Real Estate issued MP Realty Services, Inc. a license to operate as a Corporate Real Estate Broker on February 23, 2010, under Corporate Identification Number 01526509.  As we expand our loan brokerage activities to other states, we may be required to register with these states as a commercial mortgage broker if we are directly or indirectly marketing, negotiating or offering to make or negotiate a mortgage loan.  We intend to monitor these regulatory requirements as necessary in the event MP Realty provides services to a borrower, lender, broker or agent outside the state of California.

Environmental Issues Associated with Real Estate Lending

 The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), a federal statute, generally imposes strict liability on all prior and current “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for clean-up costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.  In addition, state and local environmental laws, ordinances and regulations can also impact the properties underlying our mortgage loan investments.  An owner or control party of a site may also be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

Privacy Standards

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. We are subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require us to disclose our privacy policy, including identifying with whom we share “non-public personal information” to our investors and borrowers at the time of establishing the customer relationship and annually thereafter. The State of California’s Financial Information Privacy Act also regulates consumer’s rights under California law to restrict the sharing of financial data.

Patents, Trademarks and Licensing

We do not rely upon any significant patent, trademark, license or franchise to operate our business.  We own the rights to the trademarks “Ministry Partners Investment Corporation®” and “Ministry Partners®” and design and have obtained U.S. trademark registrations for both marks with the U.S. Patent and Trademark Office.  We also have filed for and expect to receive a U.S. trademark registration for the mark “Ministry Partners Investment Company”.

Item 1A.  RISK FACTORS

Our business, financial condition, and results of operations could be harmed by any of the following risks or other risks which have not been identified or which we believe are immaterial or unlikely.  The U.S. economy is still recovering from an economic recession and we expect this to have a significant impact on our business and operations, including, without limitation, the credit quality of our loan portfolio, our liquidity and our earnings. The risks and uncertainties described below are not the only risks that may have a material, adverse effect on us.  Additional risks and uncertainties also could adversely affect our business, financial condition and results of operations.  The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. Investors should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K.

Risks Related to the Company

We may be unable to obtain sufficient capital to meet the financing requirements of our business.

Our ability to finance our operations and repay maturing obligations to our investors and credit facility lenders depends, to a substantial degree, on our ability to borrow money and raise capital from the sale of our debt securities.  Our ability to borrow money and sell our debt securities is affected by a variety of factors including:

•	quality of the mortgage loan assets we own;

•
limitations imposed under our credit facility arrangements and trust indenture agreement that contain restrictive and negative covenants that may limit our ability to borrow additional sums or sell our investor debt securities;

•	strength of the lenders from whom we borrow; and

•	borrowing limitations imposed under our credit facilities.

An event of default, lack of liquidity or a general deterioration in the economy that affects the availability of credit may increase our cost of funding, make it difficult for us to renew or restructure our credit facilities and obtain new lines of credit.  We are also susceptible to withdrawals by investors in our debt securities that can cause unexpected liquidity problems.

We are actively expanding our methods of raising capital, including institutional financing, conduit financing, the sale of secured notes and launch of a broker-dealer firm to assist us in increasing sales of our debt securities.  If our strategy to raise additional capital through the sale of debt securities is not viable, we will need to find alternative sources of borrowing to finance our operations.  To the extent we are unable to raise the capital we need to implement our strategic objectives, we may have to sell assets, further deleverage our balance sheet, and reduce operational expenses, thereby reducing cash available to distribute to our equity and debt securities investors.  In the current challenging credit and liquidity environment, our ability to match the funding of our assets and liabilities will be more difficult than what we faced prior to 2008.

Our growth is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to grow our balance sheet assets through the use of leverage. Our organizational and governing documents do not limit the amount of indebtedness which we may incur. Our Board has overall responsibility for our financing strategy. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns. There can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, or a financial loss if we are required to liquidate assets at a commercially inopportune time. At December 31, 2009, we had $195.3 million of total outstanding debt obligations, of which approximately 21%, 10% and 60% of the principal amount of this debt is due and payable in the years 2010, 2011 and 2012, respectively.

We have fluctuating earnings.

As a mortgage financing lender, we make provisions for losses relating to our loan portfolio and we could be forced to take impairment charges due to a borrower’s default.  Since inception, we have never had a foreclosure sale or charge-off on a loan.  With the nationwide economic crisis that has affected unemployment figures, residential and commercial foreclosures, and availability of credit, many churches have been adversely impacted in their ability to meet their financial obligations.  While we have remained profitable during this crisis, our earnings have been adversely affected by increases in our allowance for loan losses.

We may be required to repurchase loans that we have sold.

If any of the loans we originate or acquire do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, the terms of our mortgage loan sale agreements or participation interest purchase agreements require us, and the terms of any future agreements will likely require us, to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify purchasers for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

The continuation of the economic recession that began in 2007, and the deterioration in real estate values, has adversely impacted the performance of our loan portfolio.  Over the last 12 months, our nonperforming assets have increased substantially due to the economic downturn, collapsing real estate values and economic challenges facing many of our borrowers.  In response, our senior management has analyzed our loan portfolio for any value-at-risk and increased our loan loss provisions accordingly.  Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses.   Unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, mismanaged construction, loss of a senior pastor, rising interest rates, failure to sell properties or assets, or geographical regions in which our borrowers or their properties are located may negatively impact our assessment of this risk and result in reserves that will be inadequate over time to protect against potential future losses. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital adequacy.  Given the total amount of our allowance for loan losses, an adverse collection experience in a small number of loans could require an increase in our allowance.

The interest rate and terms of our Members United $100 Million CUSO Line are subject to adjustment and modification.

In 2010, $76 million of our $100 Million CUSO Line is subject to adjustment as to the interest rate charged on the facility.  In 2011, the interest rate on an additional $11.9 million in this facility will be subject to adjustment.  If we are unable to reach an acceptable agreement with Members United as to the interest rate and pay off terms for the facility, our borrowing costs could substantially increase, thereby negatively affecting our earnings, liquidity and ability to make distributions to our equity investors and payments to our note investors.

Significant over collateralization of WesCorp Loan may affect our ability to issue additional debt securities and/or pay our unsecured obligations.

At December 31, 2009, we had pledged approximately $58.7 million of our mortgage loans to secure our $28 million WesCorp Loan, an initial collateralization-to-debt ratio of approximately 210%. While the principal amount of this collateral will decrease as we receive amortized payments on these mortgage loans, the principal balance owed on this collateral will remain significantly higher than the balance we owe on the WesCorp Loan. Also, the lender is not required to release a proportionate amount of the excess collateral upon our partial prepayment of the WesCorp Loan. As a result, the lender will retain all of the excess collateral until the WesCorp Loan is repaid in full. We will not have this excess collateral available to pay our other obligations, including our Class A Notes, until we repay the WesCorp Loan.

Our systems may experience an interruption or breach in security which could subject us to increased operating costs as well as litigation and other liabilities.

We rely heavily on communications and information systems to conduct our business and we intend to launch an enterprise resources planning system in 2010 that will enable us to implement a core data processing system that is independent from ECCU’s operating system.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer and investor relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of a borrower, investor or customer’s business or expose us to civil litigation and possible financial liability.

Risks Related to the Financial Services Industry and Financial Markets

We do not know what impact the U.S. government’s plans to purchase large amounts of illiquid, mortgage-backed and other securities, or its plans to modify the terms of outstanding loans, will have on the financial markets or our business.

In response to the financial crises affecting the banking system, financial markets, investment banks and other financial institutions, the U.S. government enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. As part of this plan, the U.S. government also recently made preferred equity investments in a number of the largest financial institutions. More recently, the U.S. government has approved an additional financial stimulus package, and President Obama and members of Congress have proposed modifying the terms of certain loans, including real estate mortgages and asset-backed securities. On March 23, 2009, President Obama announced new initiatives that address major regulatory changes in the manner that financial institutions will be governed in an effort to remove distressed assets from the balance sheet of banks and financial institutions that have substantial investments in mortgage-backed securities.  It is not clear what impact these initiatives will have on the financial markets, including the illiquidity in the global credit markets and the downward trends and extreme levels of volatility in the global equity markets. Moreover, while the details of some of these initiatives are not yet finalized, it appears that these initiatives will not directly benefit our business.

Continuance of current economic conditions could further harm our financial condition, income and ability to make distributions to our equity holders.

Beginning in mid-2007 and continuing through the date of this report, the financial system in the United States, including credit markets and markets for real estate and real estate-related assets, has been subject to unprecedented turmoil. This turmoil has resulted in severe limitations on the availability of credit, significant declines in the value of real estate and real estate related assets, impairment of the ability of many borrowers to repay their obligations and illiquidity in the markets for real estate and real estate-related assets. These events have had significant adverse effects on our business including significant increases in our provision for loan losses and the unavailability of financing for our acquisition and warehousing of our mortgage loan investments. Continuation of current economic conditions could further harm our financial condition, income and ability to make distributions to our equity and debt securities investors.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate-related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets generally.  These conditions worsened during 2008 as a result of the ongoing global credit and liquidity crisis. Although some easing of these conditions has taken place over the last half of 2009, they continue to have a significantly negative impact on our ability to obtain capital at attractive borrowing rates.  We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate, and we are unable to predict its length or ultimate severity.  If the challenging conditions continue, we may experience further tightening of liquidity, additional impairment charges as well as additional challenges in raising capital and obtaining investment or other financing on attractive terms or at all.  In addition, if current market conditions continue or deteriorate and we are unable to restructure our short-term borrowing facilities, we could experience a rapid, significant deterioration of our liquidity, business, results of operations and financial condition.

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

Our business requires a substantial amount of liquidity to fund investments, to pay expenses, to increase our total mortgage loan investments, make interest payments to our note investors, and to acquire and hold assets. Developments in the capital markets have substantially reduced the debt and equity capital available to us and have adversely affected our ability to raise additional funds for investment.

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

Although we seek to favorably match the interest rate return on our mortgage loan investments with our debt financing commitments, we are subject to significant interest rate risk.

Our investment and business strategy depends on our ability to successfully finance our investments in mortgage loans that provide a positive spread as compared to our cost of borrowing. A substantial portion of our loan investments provide for a fixed interest rate with a typical five year maturity. Most of our borrowing arrangements with our note investors and credit facility lenders, however, provide for variable rates of interest that are indexed to short-term borrowing rates. To mitigate our interest rate risks, we have entered into, and may enter into in the future, interest rate hedging transactions that include, but are not limited to, interest rate caps and interest rate swaps.  The results of using these types of instruments to mitigate interest rate risks are not guaranteed, and as a result, the volatility of interest rates could result in reduced earnings or losses for us and negatively affect our ability to make distributions of earnings to our equity investors.

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

Default under one credit facility will result in a default under our other credit facilities.

Our various credit facilities and debt securities generally provide for cross-default provisions whereby a default under one agreement will trigger an event of default under other agreements, giving our lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and enforce their rights by foreclosing on or otherwise liquidating collateral pledged under these agreements. For example, our default under one of our credit facilities would also constitute our default under our other credit facilities, and generally under our debt securities, including our Class A Notes. Thus, to maintain these credit facilities, there cannot be a default under either one.

Increases in interest rates during the term of a loan may adversely impact a borrower’s ability to repay a loan at maturity or to prepay a loan.

If interest rates increase during the term of our loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Increasing interest rates may hinder a borrower’s ability to refinance our loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing or because the value of the property has decreased. If a borrower is unable to repay our loan at maturity, we could suffer a loss and we will not be able to reinvest proceeds in assets with higher interest rates. As a result, our financial performance and ability to make distributions and payments to our equity or debt securities investors could be materially adversely affected.

We are subject to the risks associated with loan participations, such as less than full control rights, if the lead lender chooses not to undertake the actions and remedies that we would take or would refrain from taking if we were the primary lender for the loan.

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, undertake enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. As of December 31, 2009 our investments included $70.17 million in loan participations, representing 35.24% of our portfolio.

Church revenues fluctuate and may substantially decrease during times of economic hardship.

Generally, to pay their loans, churches depend largely on revenues from church member contributions. Donations typically fluctuate over time for a number of reasons, including, but not limited to, fluctuations in church membership, local economic conditions including unemployment rates and local real estate and market and credit conditions.

Quality of our mortgage loans depends on consistent application of sound underwriting standards.

The quality of the mortgage loans in which we invest depends largely on the adequacy and implementation of sound underwriting standards used to make the loans. Even where the lender has sound underwriting standards, these standards must be properly observed and implemented in order to obtain the target loan risk levels.

We may not have all of the material information relating to a potential borrower at the time that we make a credit decision with respect to that potential borrower or at the time we advance funds to the borrower. As a result, we may suffer losses on loans or make advances that we would not have made if we had all of the material information.

There is generally no publicly available information about the churches and ministries to which we lend. Therefore, we must rely on our borrowers and the due diligence efforts of our staff to obtain the information that we consider when making our credit decisions. To some extent, our staff depends and relies upon the pastoral staff to provide full and accurate disclosure of material information concerning their operations and financial condition. We may not have access to all of the material information about a particular borrower’s operations, financial condition and prospects, or a borrower’s accounting records may be poorly maintained or organized. The financial condition and prospects of a church may also change rapidly in the current economic environment. In such instances, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover our loan in its entirety.

We may be unable to recognize or act upon an operational or financial problem with a church  in a timely fashion so as to prevent a loss of our loan to that church.

Our borrowers may experience operational or financial problems that, if not timely addressed by us, could result in a substantial impairment or loss of the value of our loan to the church. We may fail to identify problems because our borrowers did not report them in a timely manner or, even if the borrower did report the problem, we may fail to address it quickly enough or at all. Although we attempt to minimize our credit risk through prudent loan approval practices in all categories of our lending, we cannot assure you that such monitoring and approval procedures will reduce these lending risks or that our credit administration personnel, policies and procedures will adequately adapt to changes in economic or any other conditions affecting our borrowers and the quality of our loan portfolio. As a result, we could suffer loan losses which could have a material adverse effect on our revenues, net income and results of operations.

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

Because we invest only in specialized purpose mortgage loans, our loan portfolio is generally more risky than if it were diversified.

We are among a limited number of institutions specialized in providing loans to evangelical churches and church organizations. Even though the number of institutions making and/or investing in mortgage loans to churches and church-related organizations has increased in recent years, these loans are secured by specialized properties and the secondary market for these loans remains regional and limited. Our mortgage loan agreements require the borrower to adequately insure the property securing the loan against liability and casualty loss. However, certain types of losses, generally those of a catastrophic nature such as earthquakes, floods or storms, and losses due to civil disobedience, are either uninsurable or are not economically insurable. If a property was destroyed by an uninsured loss, we could suffer loss of all or a substantial part of our mortgage loan investment.  Moreover, a majority of our loans are to California borrowers or are secured by properties located in California, a market that has been negatively impacted by the collapse of the residential real estate market and decrease in real estate prices.

Our loan portfolio is concentrated geographically and focused on loans to churches and religious organizations.

We are among a limited number of institutions specialized in providing loans to evangelical churches and church organizations.  Moreover, a majority of our loans are to California, Colorado, Illinois and Texas, states which to varying degrees have been negatively impacted by the depressed real estate market and resulting decrease in real estate prices. Even though the number of institutions making and/or investing in mortgage loans to churches and church-related organizations has increased in recent years, these loans are secured by special purpose facilities.  As a result, if the properties securing such mortgages must be sold, there may be a limited number of buyers available for such properties. Nevertheless, we believe that there is a great deal of diversity in the types of not-for-profit organizations and entities that could be potential acquirers of properties of this nature, including, but not limited to, other churches, schools, clinics, community development agencies, universities and educational institutions, day care, social services, assisted living facilities and relief organizations.

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

In the past, we have sold a significant amount of our new debt securities to our existing investors when their debt securities matured. Historically, we have enjoyed a significant rate of reinvestment by our investors upon maturity of their debt obligations. For example, during the years 2009 and 2008, 79% and 76%, respectively, of our investors extended their investments or reinvested in new debt securities upon maturity of their notes. There is no assurance that these past rates of reinvestment will continue in the future. If our investors do not reinvest in substantial amounts, our ability to maintain or grow our asset base could be impaired.

In the event a borrower defaults on one of our mortgage loan investments, we will generally need to recover our investment through the sale of the property securing the loan.

In that event, the value of the real property security may prove insufficient, in which case we would not recover the amount of our investment. Even though an appraisal of the property may be obtained at the time the loan is originated, the property’s value could decline as a result of a number of subsequent events, including:

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

Competition may limit our business opportunities and ability to operate profitably.

We compete with church bond financing companies, banks, savings and loan associations, denominational loan funds, certain real estate investment trusts, insurance companies and other financial institutions to serve this market sector. Many of these entities have greater marketing resources, more extensive networks of offices and locations, and lower costs in proportion to their size due to economies of scale.

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

Because we share some common Board members and officers with ECCU, our management has conflicts of interest with the interests of ECCU.

We have Board members and officers who are also directors and/or officers of ECCU.  Conflicts of interest are inherent in mortgage loan transactions between ourselves and ECCU.  These conflicts of interest are inherent in:

•	our decisions as to which mortgage loans ECCU will make available to us;
•	our decisions as to the price and terms of mortgage loans ECCU offers to us;
•	our determinations as to the creditworthiness of borrowers of mortgage loans ECCU offers to us;
•	our Chairman and Chief Executive Officer is a full time employee of ECCU;
•	one of our Board members is also a director of ECCU;
•	we acquire most of our mortgage loan investments from or through ECCU;
•	we contract with ECCU for our office facilities; and
•	we contract with ECCU to underwrite, process and service most of our mortgage loan investments.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our business offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720.

We currently rent our offices (approximately 4,970 square feet of rentable space) from ECCU under the terms of an Office Lease dated November 4, 2008.  The lease has an initial term of five years and we have an option to renew for two additional periods of five years each.  For 2009, base rent was $8,946 per month.  In the second year of the lease, base rent will increase to $9,443 per month.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 11, 2010, we held our annual meeting of Class A Members to consider a proposal to amend our Operating Agreement to provide for staggered terms for our managers and to elect Class I Managers to serve for a one year period ending on February 11, 2011, Class II Managers for the two year term ending on February 11, 2012, and Class III Managers for the three year term ending on February 11, 2013.

To approve the First Amendment to the Operating Agreement and elect the Class I, Class II and Class III Managers, an affirmative vote by holders of a majority of our Class A Units was required to approve the amendment and elect managers.  At the annual meeting, the holders of our Class A Units approved the First Amendment to the Operating Agreement to provide for staggered terms for our managers and approved the following persons to serve as Class I, Class II and Class III Managers for one year, two year and three year terms, respectively:

Class I Managers	One Year Term Ending On

Arthur G. Black	February 11, 2011
Van C. Elliott	February 11, 2011
Jeffrey T. Lauridsen	February 11, 2011

Class II Managers	Two Year Term Ending On

Scott T. Vandeventer	February 11, 2012
Randolph P. Shepard	February 11, 2012

Class III Managers	Three Year Term Ending On

R. Michael Lee	February 11, 2013
Mark G. Holbrook	February 11, 2013
Juli Anne S. Callis	February 11, 2013

Prior to the annual meeting of the holders of Class A Units, Shirley M. Bracken and Mark A. Johnson each informed our Board that they would not stand for re-election as a manager and member of the Board upon expiration of their terms on February 11, 2010.  Effective as of March 23, 2010, Scott T. Vandeventer resigned from the Board.  See “Our Board of Managers - Audit Committee”.

PART II

Item 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

There is no public market for our Class A Units and Series A Preferred Units (the “Series A Units”).  Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company.  As a result of the conversion, each share our common stock immediately outstanding prior to the conversion date was converted into one fully paid and non-assessable unit of our Class A Units and each holder of our Class I and Class II Preferred Stock received one Series A Unit for each share of Class I and Class II Preferred Stock exchanged.  As of December 31, 2009, a total of 146,522 Class A Units were issued, with 11 holders of record.

Sale of Equity Securities by Issuer

During the year ended December 31, 2009, we sold no Class A Units, Series A Units or equity units.

Purchases of Equity Securities by Issuer

During the year ended December 31, 2009, we purchased no Class A Units or Series A Units.

Dividends and Distributions

Prior to our conversion from a corporation to a limited liability company, we paid regular dividends on our Class I and Class II Preferred Stock.  For 2009, we made no distributions to the holders of our Class A Units.

During 2008, we declared dividends on our Class I and Class II Preferred Stock and for 2009 made or will make distributions on our Series A Units as follows:

SERIES A UNITS
Quarter	Distributions Declared per Unit
	2009	2008

Fourth	$0.727	--
Third	$0.797	--
Second	$0.872	--
First	$0.958	--
Total distributions made per Unit	$3.354	--

CLASS I PREFERRED STOCK
Quarter	Dividends Declared and Paid per Share
	2009	2008

Fourth	--	$1.029
Third	--	$1.469
Second	--	$1.316
First	--	$1.101
Total dividends declared	--	$4.915

CLASS II PREFERRED STOCK
Quarter	Dividends Declared and Paid per Share
	2009	2008

Fourth	--	$0.252
Third	--	$0.252
Second	--	$0.249
First	--	$0.249
Total dividends declared	--	$1.002

Our profits and losses are allocated to the holders of our Class A Units and Series A Units in a manner that provides for a preferential return to the Series A Unit holders.  Each holder of a Series A Unit will be entitled to receive a quarterly preferred return payment that is equal to a percentage of the $100 per unit liquidation preference, which percentage will be one hundred ninety (190) basis points higher than the LIBOR for one year in effect on the last day of the calendar month for which the preferred return is declared by the Board (“Preferred Income Payment”).  This percentage will be applied to the liquidation preference of the Series A Units in the amount of $100 per unit.

Preferred Income Payments will have priority over the distribution of profits or income to the Class A Unit holders and any series or class of common units that are hereafter issued.  In the event that we accrue, but do not distribute, a Preferred Income Payment, no distribution of earnings may be made to the holders of our Class A Units until such Preferred Income Payments have been made.

In addition to quarterly Preferred Income Payments, we have also agreed to set aside funds for payment to the holders of the Series A Units an amount equal to 10% of the our net profits earned for any fiscal year, after subtracting the amount of quarterly Preferred Income Payments made during such year.  This priority distribution of our net profits after payment of quarterly Preferred Income Payments will be made to holders of the Series A Units on a pro rata basis.  The balance of any profits, taking into consideration the preferred distribution to the holders of Series A Units, will be allocated to all holders of our Class A Units in proportion to their percentage interests in our Class A Units.

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

These forward-looking statements reflect the current views of our management and are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  The following risk factors, among others, could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements:

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

•
because we rely on credit facilities collateralized by church mortgage loans we acquire, disruptions in the credit markets, financial markets and economic conditions that adversely impact the value of church mortgage loans can negatively affect our financial condition and performance;

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

•
in 2009, we entered into several loan modification agreements and arrangements to restructure certain mortgage loans we hold where the borrowers have been negatively impacted by adverse economic conditions in the U.S.; and

•
we are subject to credit risk due to default or non-performance of the churches or ministries that have entered into mortgage loans and counterparties that we enter into an interest rate swap agreement with to manage our cash flow requirements.

Any forward-looking statement speaks only as of the date on which that statement is made.  We disclaim any obligation to furnish any revisions to a forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Overview

We are a Brea, California based LLC organized in 1991 with a primary mission to make loan financing available to the evangelical Christian community, primarily for the acquisition and improvement of church-related properties. We do this by originating and investing in mortgage loans made to churches, most of which are secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church organizations, including Christian schools, ministries and related organizations.  We believe that we are one of the major lenders in the western United States investing in ministry loans to churches and ministries, with a committed and experienced team of employees, senior management and Board members who have extensive experience in providing financial solutions to Christian ministries, churches and organizations.

As a CUSO, our goal is to provide funds for loans to evangelical churches and church organizations that are members of a credit union on a cost effective basis, and provide funds for business loans originated by our equity investors and other credit unions. In addition, we intend to operate in such a way as to provide competitive yields to purchasers of our investor notes, generate earnings for our Class A Unit and Series A Unit holders, and a general increase in the value of our Class A Units and Series A Units for the benefit of our investors.  Since inception, the mortgage loans we have acquired for investment have been originated by ECCU.  We generally purchase these mortgage loans on a servicing retained basis pursuant to which ECCU acts as the servicing agent for our loans.  As of December 31, 2009, we have 153 mortgage loans outstanding with an aggregate principal balance of $199.1 million.

We obtain funds for our mortgage loan investments from the sale of our debt securities, which are sold primarily to investors who are in or associated with the Christian community, including individuals, ministries and organizations associated with evangelical churches and their governing associations. We also have relied upon credit facilities with institutional lenders to increase the size of our balance sheet, improve our earnings and increase our purchase of mortgage loan assets.  After entering into the Members United and BMO Facility loan agreements in October 2007, our total assets grew from $67.7 million at December 31, 2006 to $275.1 million at December 31, 2008.  During 2009, we deleveraged our balance sheet by making several principal paydowns on our BMO Facility and paid off the facility on November 30, 2009.  Our total assets as of December 31, 2009 decreased to $208.8 million, as compared to $262.3 million at December 31, 2008.  Our total liabilities were $195.9 million at December 31, 2009, as compared to $262.3 million at December 31, 2008.

The following table sets selected measures of our financial performance for the years ended December 31 (dollars in thousands):

	2009	2008

Total income	$14,715	$13,873
Net income	54	744
Total assets	208,754	275,095
Borrowings from financial institutions	125,759	185,146
Investor notes	69,527	75,774
Total equity	12,854	12,751

Like most financial institutions, we derive substantially all of our income from interest we receive on our interest-earning assets, primarily mortgage loan investments.  Historically, our primary source of funds for making these investments is the investor notes we offer for sale on which we pay interest.  In late 2007, we expanded our capabilities to originate, acquire and warehouse church mortgage loans for securitization by entering into two credit facilities which authorized us to borrow up to $260 million to purchase qualifying mortgage loans.  Using the proceeds from our investor notes, the BMO Facility and Members United credit arrangements, our balance sheet assets and liabilities rapidly increased.  In addition, interest income received from our mortgage loan investments increased from $3.1 million in fiscal year 2006 to $14.7 million for the year ended December 31, 2009.

Because of the collapse of the mortgage-backed securities market and severe credit crisis that has impacted global financial markets since 2008, we were unable to securitize the mortgage loan assets we held in our wholly-owned subsidiary, MPF, as originally provided for in our BMO Facility.  When the Bank of Montreal, acting as the liquidity bank for the BMO Facility, decided that it would not renew its commitment to serve as the liquidity bank for the BMO Facility in October 2008, a “facility termination date” occurred under the BMO Facility loan documents.  With the collapse of credit markets and the Bank of Montreal’s decision to withdraw its balance backing for the facility, we were unable to complete a securitization transaction in 2009 and were forced to begin an accelerated paydown of principal owed under the BMO Facility.

As of December 31, 2008, MPF owed $85.3 million on the BMO Facility.  For the year ended December 31, 2009, we undertook efforts to sell mortgage loan assets and arrange for an additional credit facility, thereby enabling us to pay off the principal balance owed on the BMO Facility on November 30, 2009.  Despite the rapid paydown and pay off of the BMO Facility, the substantial reduction in our total assets and liabilities on our balance sheet and increase in our allowance for loan losses, we earned a net income of $54 thousand in 2009.

Because we face risks in our mortgage loan investments, we maintain an allowance for loan losses that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings.  With an increase in our non-performing and restructured loans, we recorded a $1.322 million provision for loan losses in 2009, as compared to $363 thousand in 2008.

We have been adversely affected by the continued weakness in the U.S. economy, the difficulties of obtaining credit on favorable terms and increase in our non-performing loans, as compared to our total mortgage loan investments.  In response to these challenges, we have:

•
effectively converted our form of organization from a corporation to an LLC, simplified and reduced our tax reporting obligations and recovered approximately $140 thousand in 2009 for federal income taxes paid in previous years;

•	sold $19.3 million in mortgage loan interests to a California credit union, with the proceeds used, in part, to make a $21.9 million principal reduction on the BMO Facility;

•
entered into a $28 million credit facility with a California credit union for a three year term at a fixed interest rate of 3.95%, with the proceeds of the loan used to make a final principal payment of $24.6 million to retire the BMO Facility;

•	consummated the rollover of $40.8, $2.8 and $24.0 million in tranches of our Members United credit facility at an interest rate of 6.5%, 1.3% and 1.3%, respectively;

•
expanded our efforts to raise capital through the sale of investor notes by hiring additional personnel that are compensated on a salary basis and not based upon sales or brokerage commissions and laying the foundation for acquiring or forming a de novo broker-dealer firm as an affiliated entity to assist us in our efforts in raising additional capital;

•	enhanced our loan underwriting, debt restructuring and work-out capabilities by committing additional resources to managing our loan portfolio investments;

•
expanded efforts to diversify our sources of income and improve our mix of revenue received from non-interest earning assets by (i) forming MP Realty, an entity that will enable us to generate additional fees and commissions using our expertise in ministry loans; and (ii) expanding our consulting services for debt restructuring, troubled debt restructurings and financial services provided to borrowers and financial institutions; and

•
taken steps to reduce our operating costs, including servicing fees we incur on our mortgage loan assets by launching an enterprises resources planning system, core data processing system, and enhancements to our accounting, portfolio management and  credit system software in 2010 that will enable us to enhance the services we provide to the investors, ministries, credit unions and members we serve.

By focusing on these strategic objectives, we believe that we can become the preferred ministry lender in the U.S. for the acquisition and improvement of church and ministry-related properties.

Consolidated Results of Operations

Our Balance Sheet for the Years Ended December 31, 2009 and 2008

At December 31, 2009 and 2008, we held mortgage loans representing $196.9 and $257.2 million, respectively.  Mortgage loans constituted 94.3% and 93.5% of our total assets at December 31, 2009 and 2008, respectively.  During the year ended December 31, 2009, we acquired or originated $10.8 million of loans, including $105.1 thousand by MPF.  Because we were unable to complete a securitization transaction in 2009, our BMO Facility required substantial paydowns in the principal owed under the facility and thereby reduced our cash sums available for investment and made it difficult to acquire new mortgage loans.  As a result, we acquired only $10.5 million in loans from ECCU in 2009, as compared to $156.7 million in 2008.

As of December 31, 2009, approximately 90% of all loans that we owned were originated by ECCU and purchased in whole or as a participation interest.  The remainder were originated directly through our loan origination services.  As of December 31, 2009, we had fourteen loans with a total balance of $25.3 million that were on non-accrual status.  Ten of these non-accrual loans with an aggregate balance of $17.0 million have been restructured.  At December 31, 2009, we had an additional two restructured loans with principal balances totaling $3.7 million that are not on non-accrual status.  All of these loans are considered impaired.  One of the restructured loans is over 90 days past due at December 31, 2009.  At December 31, 2008, we had two restructured loans, and one loan past due more than 90 days.  We have had no write-offs of our loans.

As of December 31, 2009, there was no balance owed on the BMO Facility, as it was paid off in full on November 30, 2009.  While we intend to keep MPF active and in good standing to warehouse mortgage loans in the future, there were no assets in MPF as of December 31, 2009.  We paid off the BMO Facility in part using proceeds from the $28 million WesCorp Loan.  At December 31, 2009, we owed $27.9 million on the WesCorp Loan.  We also had $10.0 million outstanding on the Members United $10 Million LOC and the balance on our $100 Million CUSO Line was $87.9 million.

Obligations to our note investors decreased from $75.8 million at December 31, 2008 to $69.5 million at December 31, 2009.  Our total liabilities at December 31, 2009 and 2008 were $195.9 and $262.3 million, respectively.  Our total equity was $12.9 and $12.8 million at December 31, 2009 and 2008, respectively.

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

We experienced continued challenges presented by the credit market and the economy as a whole in 2009 that reduced our earnings compared to 2008 levels, Despite these issues, we remained profitable for 2009.  As further described below, the most significant factors influencing our consolidated results for the year ended December 31, 2009, as compared to 2008 were:

•	the decrease of our loan portfolio from $257.2 million to $196.9 million kept our net interest income from growing as anticipated;

•
despite lower rates on our borrowings, we fully amortized all remaining deferred costs related the BMO Facility during the year resulting from the payoff and termination of the facility, which amounted to $517.9 thousand of additional interest and legal expense;

•	our delinquency rate and our number of impaired loans increased in 2009, causing us to increase our allowance for loan loss and increasing our provision expense by 264%;

•
in the fourth quarter of 2009, we increased our loan loss reserve by $993 thousand, taking into account updated property valuations of properties on several of our non-performing loans, and monitoring the factors affecting the performance of our loan portfolio;

•	increased operating costs as we added new personnel and increased our rent costs with our first full year in our new offices; and

•	decreased benefit from income tax credits resulting from our conversion to an LLC as we utilized the last of our tax benefit in 2008.

Interest income on loans increased from $13.5 million to $14.4 million for the year ended December 31, 2009 as we had a higher average loan portfolio throughout the year than in 2008.  Most of our loan sales occurred in the third and fourth quarters as we paid down the BMO Facility.  Total interest income increased from $13.8 million to $14.7 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008, despite lower yields received on interest-bearing accounts.

Interest expense on our lines of credit increased from $6.1 million in 2008 to $6.6 million in 2009 due to $156 thousand of additional amortization expense, $228 thousand of points paid to restructure the BMO Facility, as well maintaining a higher average borrowing balance on our credit facilities than in 2008.  Interest expense to our note investors decreased from $3.6 million to $3.3 million for the year ended December 31, 2009, due to a decrease in the total amount of notes outstanding as well as a decrease in the rates offered on new investments.

Net interest income increased to $4.8 million for 2009, as compared to $4.1 million in 2008.  Provision for loan losses increased from $363 thousand in 2008 to $1.322 million for 2009, an increase of $959 thousand.  This increase was due to recording a provision expense for ten loans that underwent troubled debt restructures in 2009.  It was also related to additional allowance recorded for specific loans, as well as an increase in general reserves related to our delinquency rate for non-performing loans that rose from 1.05% to 5.48% and additional risk of loss due to the poor economic climate.  Non-interest income decreased from $39 thousand in 2008 to $13 thousand in 2009, primarily due to a decrease in the amount of loan referral fees received, as there was very little new lending throughout the industry.

Personnel expenses for salaries increased $103 thousand, or 9.38%, to $1.2 million for 2009, as compared to $1.1 million during 2008.  This increase reflects the expense of a full year of the additional support personnel added during 2008. It also reflects the addition of  a Director of Investor Relations, as well as a Vice President of Lender Relations in connection with the formation of MP Realty.  Our office expenses, insurance and related operations expenses decreased by $79 thousand, or 6.0%, to $1.2 million, as compared to $1.3 million for the year ended December 31, 2008.  The decrease in these expenses is related mainly to a decrease in loan servicing fees being paid for MPF loans, as those loans were either sold or transferred to us and pledged as collateral for the WesCorp Loan.

Professional costs for legal, accounting and consulting services increased by $285 thousand,  or 51.8%, to $835 thousand, as compared to $550 thousand.   These increased expenses were partially due to $127 thousand of additional amortization of costs related to the termination of the BMO Facility.  The remaining additional expense was related to increased audit fees and legal expenses incurred in connection with renewing the registration of our investor notes.   Office occupancy expenses increased from $62 thousand to $127 thousand, an increase of $65 thousand or 103.2%, due to our occupation in a new, larger building for an entire year, since we only occupied this building for two months in 2008.  The increase in salary expense, occupancy costs, and expenses related to legal and accounting services, even offset by lower office operations expense, caused non-interest expenses to increase from $3.0 million during 2008 to $3.4 million during 2009, an increase of 12.8%.

For the year ended December 31, 2009, we earned net income of $54 thousand, as compared to net income of $744 thousand for the year ended December 31, 2008, a decrease of $690 thousand.  This decrease was entirely attributed to the increase in our provision for loan loss.

Comparison of the Years Ended December 31, 2008 and December 31, 2007

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

Interest expense on our lines of credit increased from $377 thousand in 2007 to $6.1 million due to increases on our borrowings under the BMO Facility and Members United loan facilities.  Our interest expense payable to our note investors increased from $3.2 million to $3.6 million for the year ended December 31, 2008, primarily due to an increase in the amount of investor notes outstanding.

Total interest expense increased from $3.6 million to $9.8 million as a result of these increased borrowing obligations.  Net interest income increased to $4.1 million for 2008, as compared to $1.3 million in 2007.  Non-interest income increased from $8 thousand in 2007 to $39 thousand in 2008, primarily due to an increase in late fees and loan referral fees received.

Personnel expenses for salaries increased $211 thousand, or 23.8%, to $1.1 million for 2008, as compared to $886 thousand during 2007.  This increase is the result of adding support personnel in the finance and accounting, loan, and investor relations departments during 2008.  Our office expenses, insurance and related operations expenses increased by $809 thousand, or 163.4%, to $1.3 million, as compared to $495 thousand for the year ended December 31, 2007.  The increase in office expenses is related to an increase in the size of our company.

Professional costs for legal, accounting and consulting services increased by $237 thousand,  or 75.7%, to $550 thousand, as compared to $313 thousand.   These increased expenses were due to a full year of amortization of costs related to opening the BMO Facility and Members United financing transactions, as well as additional legal and accounting services required as our company has grown in size, complexity and in our regulatory and reporting obligations.  During 2008, we completed a new securities offering of our Class A Notes, entered into a new trust indenture relationship with US Bank as trustee, consummated a conversion of our company to a limited liability company and completed a restructuring of our capital structure and have adapted to increasing reporting and accounting complexities as our operations have expanded.   The increase in salary expense, office operations expense, and expenses related to legal and accounting services caused non-interest expenses to increase from $1.8 million during 2007 to $3.0 million during 2008, an increase of 68.9%.

For the year ended December 31, 2008, we earned net income of $744 thousand, as compared to a net loss of $299 thousand for the year ended December 31, 2007, an increase of $1.0 million.  This increase was primarily due to the increase in our balance sheet and acquisition of higher yielding mortgage loan investments acquired during the year, as compared to interest rates paid on the additional debt incurred.

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
		2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$12,950	$308	2.38%	$11,549	$383	3.32%
Total loans [1]	226,089	14,394	6.37%	202,420	13,451	6.65%
Total interest-earning assets	239,039	14,702	6.15%	$213,969	$13,834	6.47%

Liabilities:
Public offering notes – Alpha Class	$17,342	$943	5.44%	$34,860	$1,875	5.38%
Public offering notes –Class A	42,695	1,734	4.06%	15,444	761	4.93%
Special offering notes	9,733	454	4.66%	18,476	968	5.24%
International notes	479	24	5.01%	514	28	5.45%
Subordinated notes	2,447	153	6.25%	--	--	--
Financial institutions borrowings	153,634	6,609	4.30%	133,428	6,123	4.59%

Total interest-bearing liabilities	$226,330	$9,917	4.38%	$202,722	$9,755	4.81%

Net interest income		$4,785			$4,079
Net interest margin [2]			2.00%			1.91%

[1] Loans are gross of deferred loan fees and the allowance for loan losses.

[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $239.0 million during the year ended December 31, 2009, from $214.0 million, an increase of $25.0 million or 11.8%. The average yield on these assets decreased to 6.15% for the year ended December 31, 2009 from 6.47% for the year ended December 31, 2008. This average yield decrease was mainly due to an increased number of impaired loans in our portfolio at the end of the year, which resulted in foregone interest income of $397 thousand. The decrease in our average yield on our investment loans also was affected by the sale of some of our higher yielding mortgage loans that had been maintained in the MPF loan portfolio.  Average interest-bearing liabilities, consisting primarily of investor and credit facility notes payable, increased to $226.3 million during the year ended December 31, 2009, from $202.7 million during 2008. The average rate paid on these notes decreased to 4.38% for the year ended December 31, 2009, from 4.81% for 2008. The decrease in the rate paid on interest-bearing liabilities was the result of substantially decreased rates on all of our borrowings, except for our Alpha Class notes, as the indices to which these rates are tied all decreased in 2009.  While we did begin to offer subordinated notes at a higher interest rate in 2009, they did not comprise a large portion of our interest-bearing liabilities.

Net interest income for the year ended December 31, 2009 was $4.8 million, which was an increase of $706 thousand, or 17.3% over the prior year. The net interest margin increased 9 basis points to 2.00% for the year ended December 31, 2009, as compared to 1.91% for 2008.  This increase was a result a large drop in the interest rates paid on our interest-bearing liabilities.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to Change in
Increase in Interest Income:	Volume	Rate	Total
Interest-earning account with other financial institutions	$42	$(117)	$(75)
Total loans	1,539	(596)	943
	$1,581	$(713)	$868

Increase (Decrease) in Interest Expense:
Public offering notes – Alpha Class	(952)	20	(932)
Public offering notes – Class A	1,128	(155)	973
Special offering notes	(417)	(97)	(514)
International notes	(2)	(2)	(4)
Subordinated notes	153	--	153
Lines of credit and other borrowings	886	(400)	486
	$796	$(634)	$162
Change in net interest income	$785	$(79)	$706

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to Change in
Increase in Interest Income:	Volume	Rate	Total
Interest-earning account with other financial institutions	$203	$(114)	$89
Total loans	8,833	(21)	8,812
	$9,036	$(135)	$8,901

Increase (Decrease) in Interest Expense:
Public offering notes – Alpha Class	450	(22)	428
Public offering notes – Class A	761	- -	761
Special offering notes	(696)	(84)	(780)
International notes	1	(2)	(1)
Lines of credit	5,997	(251)	5,746
	$6,513	$(359)	$6,154
Change in net interest income	$2,523	$224	$2,747

Credit Quality and Allowance for Loan Losses

We maintain an allowance for loan losses, through charges to earnings, at a level reflecting estimated credit losses on our loan portfolio.  In evaluating the level of the allowance for loan losses, we consider the type of loan, amount of loans in our portfolio, adverse situations that may affect our borrowers’ ability to pay and estimated value of underlying collateral and credit quality trends (including trends in non-performing loans expected to result from existing conditions).

Our delinquency rate and number of impaired loans increased in 2009, causing us to increase our allowance for loan losses and increasing our provision expense for loan losses.  We also took into account updated property valuations of properties on a few of our non-performing loans in our loan portfolio.  For 2009, our provision for loan losses was $1.322 million, or .66% of our total loan portfolio.

The activity in the allowance for loan losses for the years ended December 31 was as follows:

	2009	2008

Balance, beginning of year	$489	$126
Provisions for loan losses	1,322	363
Accretion of allowance related to restructured loans	(110)	--
Charge-offs	--	--

Balance, end of year	$1,701	$489

Impaired Loans

As of December 31, the principal balances of impaired loans were as follows:

	2009	2008

Impaired loans with an allowance for loan losses	$8,215	$--
Impaired loans for which there is no related allowance for loan losses	22,314	4,025

Total impaired loans	$30,529	$4,025

Allowance for loan losses related to impaired loans	$809	$--

Total non-accrual loans	$25,337	$2,700
Total loans past due 90 days or more and still accruing	$--	$--

Information about impaired loans for the years ended December 31 is as follows:

	2009	2008

Average investment in impaired loans	$18,381	$1,216

Interest income recognized on impaired loans	$912	$--

No additional funds were committed to be advanced in connection with impaired loans as of December 31, 2009.

Cash and Cash Equivalents

We experienced a decrease in our cash during the twelve months ended December 31, 2009 in the amount of $4.9 million, as compared to a net increase of $12.6 million for the twelve months ended December 31, 2008. This decrease was due to a large decrease in cash flows from financing activities.

Net cash provided by operating activities totaled $2.4 million for the twelve months ended December 31, 2009, an increase of $1.4 million from $1.0 million provided by operating activities during the twelve months ended December 31, 2008.  This is related primarily to the fact that we recorded a substantial increase in allowance for loan losses and loan discounts in 2009.

Net cash provided by investing activities totaled $59.3 million during the twelve months ended December 31, 2009, compared to $(141.4) million used during the twelve months ended December 31, 2008, an increase in cash provided of $200.6 million. This difference is attributable to the sale of loans by MPF and us in 2009 as we paid off and retired the BMO Facility.   In 2008, we acquired $156.7 million in mortgage loans from ECCU.

Net cash used in financing activities totaled $(66.6) million for the twelve-month period in 2009, a decrease of $219.5 million from $153.0 million provided by financing activities during the twelve months ended December 31, 2008. This difference is primarily attributable to the payoff of the BMO Facility as opposed to an increase in our credit facilities in 2008 when we purchased a large amount of loans.

Liquidity and Capital Resources

The U.S. economy is currently in a recession that began in 2007.  We successfully reduced leverage in our balance sheet in 2009 with the payoff of the BMO Facility and the subsequent borrowings from WesCorp.  We continued to experience higher costs and less advantageous financing terms for financing our mortgage loan portfolio in 2009, as compared to the short-term borrowing costs and financing terms that were available in prior years before the financial crisis that began in 2007.  Financing our portfolio of mortgage loan assets also has become more challenging to us as a result of the expressed desire of Members United to reduce their exposure to our mortgage loan assets and unwind the $100 Million CUSO Line.

We rely on cash generated from our operations, cash reserves, and proceeds from the sale of investor notes to meet our obligations as they arise.  From time to time, we also generate funds from the sale of mortgage loans and loan participations and raise additional capital through the sale of debt and equity securities.  We require cash to originate and acquire new mortgage loans, repay indebtedness, make interest payments to our note investors and pay expenses related to our general business operations.  We intend to continue our current liquidity plan which relies primarily on cash generated by operations, cash reserves, and proceeds from the sale of debt securities. We are continuing our efforts to rollover or restructure our Members United credit facility, with the expectation that we will reach an agreement on the interest rate and terms for the payoff of this facility.  In 2010, we expect to work out an acceptable arrangement with Members United to payoff the facility.   Even though we anticipate we will be able to negotiate favorable terms with Members United, we cannot guarantee that the outcome will not have an adverse impact on our liquidity or earnings.

Our management prepared liquidity forecasts which indicate that we have adequate liquidity to conduct our business.  While we believe that these expected cash inflows and outflows are reasonable, we cannot assure you that our forecasts or assumptions will prove to be accurate, particularly in this volatile credit and financial environment.  While our liquidity sources that include cash, reserves and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets, and raise additional debt or equity capital is less certain and less immediate.  We are also susceptible to a withdrawal request made by a large note investor that can adversely affect our liquidity.  As a result, we can give no assurances that we will be able to access these additional liquidity sources quickly enough to meet our needs.

Historically, we have experienced high rates of reinvestment or renewal by our debt security investors upon maturity of their investments. However, should these sources prove insufficient to fund our operations and obligations, we also have an existing portfolio of performing mortgage loans and believe that we can generate additional liquidity through the sale of participation interests and mortgage loan assets to make payments on our credit facilities, pay interest to our note investors and pay operating expenses.

We base this belief on the size and quality of our mortgage loan investments and management’s experience in 2009 of finding purchasers of those loans on a timely basis.  Any sales transactions are dependent on and subject, however, to market and economic conditions and our ability to consummate an acceptable purchase commitment.

Further, in 2010, we anticipate issuing a new class of debt securities that are secured by church and ministry loans with a collateralization rate of 102%.  We believe that this new class of notes will enable us to raise additional working capital to either retire existing credit facilities or originate new church and ministry loans.

Credit Facilities Developments

The ongoing credit and liquidity crisis has adversely affected our ability to finance the origination of new church mortgages and acquisition of other profitable church mortgage loans.  When we formed MPF and entered into the $150 million BMO Facility in October 2007, we anticipated that any mortgage investments made by our wholly-owned subsidiary, MPF, would be warehoused for future securitization in a mortgage-backed securities financing transaction.  Credit market developments prevented us from pursuing this strategy, and we subsequently retired the facility on November 30, 2009 through loan sales and through borrowing of $28 million under the WesCorp Loan.  As of December 31, 2009, MPF holds no loans.

We also have two credit facilities with Members United that we use to originate, acquire and finance our mortgage loan investments and for general operating expenses.  Through 2009, we were unable to securitize any of the loan assets that are held by MPF in the BMO Facility and we expect the term debt securitization market to remain inaccessible in 2010.  For further information on our credit facilities, see Note 5, Borrowings from Financial Institutions, in our accompanying audited consolidated financial statements for the year ended December 31, 2009.

As of December 31, 2009, our credit facilities’ commitments, amounts available and principal amounts outstanding were as follows:

Credit Facility	Maximum Facility Capacity	Facility Amount Available	Principal Outstanding

Members United Line of Credit	$ 10 million	-0-	$10.0 million
Members United CUSO Line	$100 million	-0-	$87.9 million
WesCorp Loan	$ 28 million	$100 thousand	$27.9 million

Members United Facilities

On August 27, 2008, we borrowed the entire $10 million available on our Members United $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month LIBOR plus 100 basis points.  The interest rate on the $10 Million LOC will be reset monthly. Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of December 31, 2009, there was a $10.0 million outstanding balance on the $10 Million LOC.

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

As of December 31, 2009, the balance on the $100 Million CUSO Line was $87.9 million, and the weighted average interest rate on our borrowings under this facility was 4.29%.  Pursuant to the terms of our loan documents with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period, with payments based upon a 30 year amortization schedule.  In addition, the term loan interest rate will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

As permitted under the $100 Million CUSO Line, we have requested advances for term loans in the following amounts:

Date of Advance	Amount	Current Interest Rate	Rate Adjustment Date

May 2, 2008	$5,400,000	3.73%	May 3, 2010
May 21, 2008	$11,900,000	3.84%	May 20, 2011
December 27, 2009	$40,816,455	6.50%	January 10, 2010
May 21, 2008	$3,000,000	3.47%	May 21, 2010
August 8, 2008	$2,800,000	1.31%	January 10, 2010
February 27, 2009	$23,958,849	1.31%	January 10, 2010

In September 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and we entered into discussions with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.

Since 2009, we have been in discussions with Members United regarding the interest rate to be charged on the $100 Million CUSO Line once the outstanding amount due is termed out over a five year period, with payments based on a 30 year amortization schedule.  Although we were unable to reach  an arrangement with Members United in 2009 on the interest rate to be charged on the facility, we were able to enter into an agreement on April 3, 2009 to extend the interest rate on a $24.0 million tranche on a month-to-month basis at a variable rate equal to the Federal Funds open rate plus 1.25%.  During 2009, Members United also agreed to roll over tranches in the $100 Million CUSO Line in the amounts of $40.8 million, $2.8 million and $24.0 million at an interest rate of 6.5%, 1.3% and 1.3%, respectively.  On February 1, 2010, Members United agreed to combine these tranches into a lump sum amount of $67.6 million at a combined rate of 4.49% for an additional three months.

In 2010, we expect to reach an agreement with Members United on the interest rate to be charged under the facility on the outstanding balance owed on the $100 Million CUSO Line for the following tranches:

Interest Rate Redetermination Date	Interest Rate	Outstanding Balance

April 1, 2010	4.49%	$40.8 million
April 1, 2010	4.49%	$ 2.8 million
April 1, 2010	4.49%	$24.0 million
May 21, 2010	3.47%	$ 3.0 million
May 3, 2010	3.73%	$ 5.4 million
May 20, 2011	3.89%	$11.9 million

Total		$87.9 million

Members United has advised us that the maturity date on the $100 Million CUSO Line is September 1, 2012.  While we are optimistic that we will be able to successfully complete negotiations with Members United to establish the interest rate on this credit facility in 2010, we can give no assurances or guarantees that we will be able to reach an agreement on a mutually acceptable interest rate, maturity term or other loan modification terms.  Failure to reach an agreement with Members United could have a material adverse effect on our earnings if the interest rate on the facility exceeds our expected interest income from our mortgage loan investments.

WesCorp Facility

On November 30, 2009, we funded a $28 million WesCorp Loan. WesCorp is a credit union whose members are credit unions and CUSOs. We used approximately $24.63 million of the WesCorp Loan to pay off and retire the BMO Facility, which we have repaid in full. We used the remainder of this loan for working capital. We intend to repay the WesCorp Loan by its maturity date using the proceeds from the sale of our additional debt securities, a replacement credit facility, and/or the sale of the collateral pledged to secure this credit facility. This credit facility loan bears interest at the fixed rate of 3.95%. The loan is payable in monthly installments equal to accrued interest plus a principal payment of $116,667 until the maturity date, March 30, 2012, when the entire balance of principal and interest is due and payable. We have the right to prepay the loan in whole or in part at any time with a prepayment penalty equal to the prepayment rate assessed against the amount of the prepayment for the time remaining from the prepayment date to the maturity date.

This loan was initially secured by the approximately $59.2 million of mortgage loans we previously pledged to secure our previous BMO Facility. Thus, the loan is initially secured by excess collateral of approximately $30.8 million. This amount of excess collateral will decrease as we receive amortized payments of principal and interest from the mortgagors of these pledged mortgage loans, which we are entitled to receive and use so long as we are not in default under the WesCorp Loan. We are obliged upon the lender’s request to replace a pledged mortgage loan if it becomes materially impaired. We are otherwise under no obligation to replace a pledged mortgage loan, unless it is sold or is prepaid. We may replace a pledged mortgage loan either by pledging a mortgage loan having an equal unpaid principal balance or with cash of an equivalent amount. Upon any prepayment, collateral having an equal unpaid principal balance will be released, and all of the remaining collateral will be released upon full repayment of the loan. Thus, until the WesCorp Loan is retired in full, we do not have a right to require the release of the excess collateral.

Under the loan documents, we make covenants customarily required by lenders for commercial loans of this kind, including covenants regarding our authority and compliance with applicable law, and we agree to deliver future financial statements, provide insurance for coverage for the collateral, provide for adequate servicing of the collateral, and to give the lender at least 30 days’ prior written notice before we enter into any additional or replacement line of credit with an institutional or commercial lender that would replace, in whole or in part, our Members United credit facilities. We also make certain negative covenants, including our not entering into certain transactions without the lender’s prior consent, including mergers and material changes in our Members United credit facilities. In addition, we covenant to maintain a debt-to-tangible net worth ratio of not greater than 15 to 1 as determined in general under GAAP, with certain exceptions including the exclusion from total liabilities of any unsecured debt securities with a maturity date after March 30, 2012.

Investor Notes

We also rely on our investor notes to make investments in mortgage loan assets and fund our general operations.  As of December 31, 2009, a total of $69.5 million was owed under these notes.  For further information on our investor notes, see Notes 5 and 8, “Borrowings from Financial Institutions” and “Notes Payable” in our accompanying audited consolidated financial statements for the year ended December 31, 2009.  We have offered our investor notes under registered offerings with the SEC and in private placements that are exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May 2007.  As of December 31, 2009, $11.8 million of these notes were outstanding.

In addition to our Alpha Class Notes, in April 2008, we registered with the SEC $80.0 million of new Class A Notes that consists of three series of notes, including a fixed series, flex series and variable series.  All of our Class A Notes are unsecured.  The interest rates we pay on the fixed series notes and the flex series notes are determined by reference to the “swap index”, an index that is based upon a weekly average swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the flex series notes, on the date the interest rate is reset. These notes bear interest at the swap index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates we pay on the variable series notes are determined by reference to the variable index in effect on the date the interest rate is set and bear interest at a rate of the swap index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the variable index is defined under the Class A Notes as the three month LIBOR rate.

The Class A Notes were issued under a Trust Indenture we entered into with U.S. Bank National Association.  The notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  At December 31, 2009, $46 million of these Class A Notes were outstanding.

Of the $69.5 million in investor notes that are outstanding at December 31, 2009, $38.7 million and $7.5 million will mature in 2010 and 2011, respectively.  Historically, we have a high rate of renewal or reinvestment by our note holders upon maturity of their notes.  In 2009 and 2008, 79% and 76%, respectively, of our note investors renewed their investments in new notes.  While we cannot assure our investors that we will be able to continue this trend, we have a solid historical record of experience that supports our investor note program.

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

We are required to comply with financial and non-financial covenants under our WesCorp Loan. Under the agreement, the permitted ratio of debt to tangible net worth for us and our controlled entities may not exceed 15 to 1.  We are in compliance with this covenant at December 31, 2009.

Special Purpose Entity

In October 2007, we entered into the BMO Facility and formed MPF as our wholly-owned subsidiary.  MPF was formed as a special purpose limited liability company whose activities are restricted in its organizational and governing documents to invest in and hold qualifying church mortgage loans.  We formed this special purpose entity in order to legally isolate us from loans  we transfer to MPF in the event that a bankruptcy petition is filed by us or if we are subjected to bankruptcy proceedings.

We evaluate our special purpose entity, MPF, to determine whether this entity must be consolidated for financial purposes.  Under generally accepted accounting principles, we are required to evaluate whether MPF is a variable interest entity, as defined by ASC 810.  If we determine that we are the primary beneficiary of the special purpose entity, we consolidate the assets and liabilities of MPF for financial statement purposes.  In accordance with the provisions of ASC 810, we determined that we were the primary beneficiary of MPF and, therefore, consolidated this entity for financial statement purposes.  As a result, the accounts of MPF were included in our audited consolidated financial statements as of December 31, 2009 and 2008.

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

Accounting for Derivative Financial Investments and Hedging Activities

We use derivatives to hedge, fix and cap interest rate risk and we account for our derivative and hedging activities under ASC 815, which requires all derivative instruments to be carried at fair value on the balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction.

We use interest rate swap agreements to hedge our exposure to interest rate risks on our balance sheet.  Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period.  Interest rate caps are option contracts that protect the Company from increases in short-term interest rates by entitling the Company to receive a payment when an underlying interest rate exceeds a specified strike rate.  Derivative instruments that convert a portion of our variable rate debt or variable rate preferred units to a fixed rate are commonly referred to as cash flow hedges and when we convert a portion of our fixed rate loans to a variable rate, we refer to that as a fair value hedge.

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

Valuation of Loans

We classify loans that we intend to hold for the foreseeable future at their outstanding principal balance, less an allowance for loan losses and loan discount, and adjusted for deferred loan fees and costs.  We defer loan origination fees and costs and recognize those amounts as an adjustment to the related loan yield on the asset using the straight line method, which results in an amortization that is materially the same as the interest method.  Loan discounts reflect an offset against accrued interest that has been added to a loan balance under a restructuring arrangement.  Loan discounts are accreted to interest income as a yield adjustment using the straight-line method.

Allowance for Loan Losses

Determining an appropriate allowance for loan losses involves a significant degree of estimation and judgment. The process of estimating the allowance for loan losses may result in either a specific amount representing the impairment estimate or a range of possible amounts. ASC 450-20-25 provides guidance on accounting for loan losses associated with pools of loans and requires the accrual of a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated.  ASC 310-10-35 provides guidance for accounting for impaired loans, and requires that a loss be recorded when the outstanding balance of an impaired loan is greater than either 1) the value of the underlying collateral less estimated selling costs for collateral dependent loans, or 2) the present value of expected cash flows for other impaired loans.

When management confirms that a loan is uncollectible, a loan loss is charged against our allowance for loan losses.  If there are subsequent recoveries, we credit such amounts to the allowance.  ASC 450-20-25 states that a creditor should recognize the amount that is the best estimate within the estimated range of loan losses. Accordingly, the determination of an amount within the calculated range of losses is in recognition of the fact that historical charge-off experience, without adjustment, may not be representative of current impairment of the current portfolio of loans because of changed circumstances. Such changes may relate to changes in the age of loans in the portfolio, changes in the creditor’s underwriting standards, changes in economic conditions affecting borrowers in a geographic region, or changes in the business climate in a particular industry.

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

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for years beginning on October 1, 2009.   Management is assessing the impact of ASU 2009-05 on the consolidated financial condition, results of operations, and disclosures.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  Management has made the appropriate changes to GAAP references in the consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  SFAS 167 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R).  SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management does not believe that the adoption of SFAS 167 will have an impact on the consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166).  SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140.  SFAS 166 eliminates the exemption from consolidation for QSPEs. It also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with SFAS 166.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management is assessing the impact of SFAS 166 on the Company’s consolidated financial condition, results of operations, and disclosures.

In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC 825 is effective for interim and annual financial periods ending after June 15, 2009.  As a result of adopting the provisions of ASC 825 on June 30, 2009, management is now disclosing information about the fair value of the financial instruments on a quarterly basis.

In April 2009, the FASB issued ASC 320 (formerly Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment of debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.   The adoption of ASC 320 effective as of April 1, 2009 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The adoption of ASC 820 on April 1, 2009 did not have a material impact on our consolidated financial condition and results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices.  Our market risk exposure primarily consists of interest rate risk, which is mitigated by policies and procedures which monitor and limit our earnings and balance sheet exposure to changes in interest rates.  We have also utilized various financial hedging instruments such as interest rate swaps and interest rate caps which allow us to diminish some of our interest rate risk associated with some of our variable rate assets and liabilities. Further, we do not have any exposure to currency exchange rates.  Our earnings depend primarily upon the difference between the income we receive from our interest earning assets and our cost of funds, principally interest expense incurred on interest-bearing liabilities.  Interest rates charged on our loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors.  In turn, these factors are influenced by general economic conditions and other constraints beyond our control such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions, and the actions of the Federal Reserve Board.

Interest Rate Risk Management

In an effort to manage our exposure to interest rate risk, our Board has formed an Asset/Liability Management Committee (the “ALM Committee”) that meets on a regular basis.  The core investment objectives of the ALM Committee are to coordinate, control and perform oversight of our portfolio consistent with our business plan and board approved policies.  The ALM Committee establishes and monitors our mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and cash flow requirements in an effort to produce results consistent with our liquidity, capital adequacy, level of risk and profitability goals.

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of our statement of condition in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates.  We are in the process of adopting formal policies and have adopted standard industry practices to monitor and manage interest rate risk exposure.  As part of this effort, we construct interest rate risk scenarios utilizing an asset/liability program from a third party provider of financial data monitoring and reporting systems, enabling us to better manage economic risk and interest rate risk.

Our fundamental asset and liability objective is to maximize our economic value while maintaining adequate liquidity and exposure to interest rate risk deemed by our Board to be acceptable. We believe an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through the maturities, repricing and mix of our mortgage loan investments, borrowing facilities and investor notes to attempt to neutralize the potential impact of changes in market interest rates.  Our profitability is dependent to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets such as loans and interest-bearing assets, and our interest expense on interest-bearing liabilities, such as our investor notes and financial institution borrowings.  Unlike other financial institutions which have access to other sources of liquidity such as the Federal Reserve Discount Window or the Federal Home Loan Bank, we are dependent upon the issuance of investor notes, capital investments by our equity holders, the sale of mortgage assets and to a lesser extent, credit facilities.  Further, we manage our maturity risk between assets and liabilities with the goal of limiting our exposure to interest rate risk, ensuring adequate liquidity.  Interest income and interest expense are affected by general economic conditions and by competition in the marketplace.  Our interest and pricing strategies are driven by our asset/liability management analyses and by local market conditions.

In connection with the above-mentioned strategy, we simulate the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon.  Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under a 200 basis point increase in the interest rates as of December 31, 2009:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)

+ 200	$4,033	$(62)	(1.52%)	1.84%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments.  The above profile illustrates that, if there were an immediate and sustained increase of 200 basis points in interest rates, our net interest income would decrease by $62 thousand over the “base case” (i.e., no interest rate change), and our net interest margin would decrease from 1.87% to 1.84%.  This shows that our net interest income is not expected to change significantly under a 200 basis point rise.  Our net interest margin will decline modestly if rates rise.  Based upon the review of management and our Board, we consider the results indicated by the report to be acceptable.

The following table sets forth our maturity gap for interest-earning assets and interest-bearing liabilities as of the period indicated.  For purposes of the following table, an asset or liability is considered to mature based on its contractual terms.  Actual payment patterns may differ from contractual payment patterns.

Maturity Analysis as of December 31, 2009 Amounts Subject to Maturity Within
	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years	Non Maturity	Total
Assets
Cash with banks	$9,980							9,980
Interest rate caps	60	13						73
Loans, net of deferred fees	39,417	37,736	43,772	72,814	1,877	3,365		198,981
Allowance for loan losses and loan discount							(2,123)	(2,123)
Noninterest earning assets							1,843	1,843
Total assets	49,457	37,749	43,772	72,814	1,877	3,365	(280)	208,754

Liabilities
Borrowings from financial institutions	1,400	11,400	112,959					125,759
Notes payable	38,700	7,473	4,392	5,833	7,683	5,446		69,527
Other liabilities	--						614	614
Members’ equity	--						12,854	12,854

Total liabilities and members’ equity	40,100	18,873	117,351	5,833	7,683	5,446	13,468	208,754

Maturity gap	9,357	18,876	(73,579)	66,981	(5,806)	(2,081)	(13,748)	--
Cumulative maturity gap	9,357	28,233	(45,346)	21,635	15,829	13,748	--	--

The preceding table indicates that we have a positive one-year cumulative gap of $9.4 million at December 31, 2009.  This indicates that the funds expected to become available in the next year due to maturing assets are greater than the interest-bearing liabilities coming due in the next year.  Certain notes payable have contractual maturities of 72 months but can be withdrawn in whole or in part at any time prior to maturity without restriction.  In our experience, investors tend not to withdraw these notes prior to maturity.  Nonetheless, for purposes of the maturity analysis above, these notes are included in the Year 1 maturity column.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Report of Independent Registered Public Accounting Firm

To The Members
Ministry Partners Investment Company, LLC
Brea, California

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of income, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Company, LLC and subsidiary as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

March 29, 2010

Ministry Partners Investment Company, LLC and Subsidiary
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in Thousands)

Assets	2009	2008

Cash	$9,980	$14,889
Loans, net of allowance for loan losses
of $1,701 and $489 in 2009 and 2008, respectively	196,858	257,176
Accrued interest receivable	956	1,374
Property and equipment, net	247	262
Debt issuance costs	419	979
Other assets	294	415

Total assets	$208,754	$275,095
Liabilities and Equity

Liabilities
Borrowings from financial institutions	$125,759	$185,146
Notes payable	69,527	75,774
Accrued interest payable	142	292
Other liabilities	472	1,132

Total liabilities	195,900	262,344
Commitments and contingencies (Note 7)

Members' equity
Series A preferred units, 1,000,000 units authorized, 117,600 units issued and outstanding at December 31, 2009 and 2008 (liquidation preference
of $100 per unit)	11,760	11,760
Class A common units, 1,000,000 units authorized, 146,522 units issued and	1,509	1,509
outstanding at December 31, 2009 and 2008
Accumulated deficit	(343)	--
Accumulated other comprehensive loss	(72)	(518)

Total equity	12,854	12,751

Total liabilities and equity	$208,754	$275,095

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

Ministry Partners Investment Company, LLC and Subsidiary
Consolidated Statements of Income
Years Ended December 31, 2009 and 2008
(Dollars in Thousands)

	2009	2008
Interest income
Loans	$14,394	$13,451
Interest on interest-bearing accounts	308	383

Total interest income	14,702	13,834

Interest expense
Borrowings from financial institutions	6,609	6,123
Notes payable	3,308	3,632

Total interest expense	9,917	9,755

Net interest income	4,785	4,079

Provision for loan losses	1,322	363

Net interest income after provision for loan losses	3,463	3,716

Non-interest income	13	39

Non-interest expenses
Salaries and benefits	1,200	1,097
Marketing and promotion	35	21
Office occupancy	127	62
Office operations and other expenses	1,225	1,304
Legal and accounting	835	550

Total non-interest expenses	3,422	3,034

Income before benefit from income taxes	54	721

Benefit from income taxes	--	(23)

Net income	$54	$744

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

Ministry Partners Investment Company, LLC and Subsidiary
Consolidated Statements of Equity
Years Ended December 31, 2009 and 2008
(Dollars in Thousands)

	Series A Preferred Units		Class A Common Units		Preferred Stock		Common Stock
	Number of Units	Amount	Number of Units	Amount	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2007	--	$--	--	$--	107,922	$10,792	146,522	$1,809	$(579)	$(113)	$11,909
Purchase of Class I preferred stock	--	--	--	--	(1,900)	(190)	--	--	--	--	(190)
Sale of Class I preferred stock					11,578	1,158	--	--	--	--	1,158
Comprehensive income:
Net income	--	--	--	--	--	--	--	--	744	--	744
Change in value of interest rate swap					--	--	--	--	--	(405)	(405)
Total comprehensive income											339
Dividends on preferred stock	--	--	--	--	--	--	--	--	(465)	--	(465)
Conversion of preferred stock into Series A preferred units	117,600	11,760	--	--	(117,600)	(11,760)	--	--	--	--	--
Conversion of common stock into Class A Units	--	--	146,522	1,509	--	--	(146,522)	(1,809)	300	--	--

Balance, December 31, 2008	117,600	11,760	146,522	1,509	--	--	--	--	--	(518)	12,751
Comprehensive income:
Net income	--	--	--	--	--	--	--	--	54	--	54
Change in value of interest rate swap					--	--	--	--		518	518
Change in value of interest rate caps	--	--	--	--	--	--	--	--	--	(72)	(72)
Total comprehensive income											500
Dividends on preferred units	--	--	--	--	--	--	--	--	(397)	--	(397)

Balance, December 31, 2009	117,600	$11,760	146,522	$1,509	--	$--	--	$--	$(343)	$(72)	$12,854

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

Ministry Partners Investment Company, LLC and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008
(Dollars in Thousands)
	2009	2008
Cash Flows from Operating Activities
Net income	$54	$744
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation	48	14
Provision for loan losses	1,322	363
Amortization of deferred loan fees	(86)	(94)
Amortization of debt issuance costs	928	401
Accretion of allowances for loan losses on
restructured loans	(110)	--
Accretion of loan discount	(98)	--
Net change in:
Deferred income tax benefit	--	116
Accrued interest receivable	418	(856)
Other assets	194	118
Other liabilities	(274)	241

Net cash provided by operating activities	2,396	1,047

Cash Flows from Investing Activities
Loan purchases	(10,540)	(156,731)
Loan originations	(292)	(19,309)
Loan sales	33,697	843
Loan principal collections, net	36,425	34,064
Purchase of property and equipment	(33)	(252)

Net cash provided by (used in) investing activities	59,257	(141,385)

Cash Flows from Financing Activities
Net change in borrowings from financial institutions	(59,387)	138,846
Net change in notes payable	(6,247)	13,717
Debt issuance costs	(368)	(41)
Net proceeds from issuance of preferred stock	--	1,158
Purchase of preferred stock	--	(190)
Dividends paid on preferred stock	(412)	(506)
Purchase of interest rate caps	(148)	--

Net cash provided by (used in) financing activities	(66,562)	152,984

Net increase (decrease) in cash	(4,909)	12,646

Cash at beginning of year	14,889	2,243

Cash at end of year	$9,980	$14,889

Supplemental Disclosures of Cash Flow Information
Interest paid	$10,051	$9,642
Income taxes paid	--	140
Change in value of interest rate swap	(518)	405
Change in value of market cap	72	--

The Notes to Consolidated Financial Statements are an integral part of these financial statements.

Note 1.	Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company on December 31, 2008.  The Company is owned by a group of 13 federal and state chartered credit unions, none of which owns a majority of the voting equity units of the Company.  Two of the credit unions own only preferred units while the others own both common and preferred units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  Most of the Company’s loans are purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. The Company also originates church and ministry loans independently. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 33 states, with the largest number of loans made to California borrowers.

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by the Company for later securitization.  MPF’s loan purchasing activity continued through early 2009, after which its operations ceased and its assets, including loans, were transferred to the Company.  All liabilities have been paid off.  MPF is now inactive as of December 31, 2009. The Company plans to maintain MPF for possible future use as a financing vehicle to effect securitized debt transactions.  MPF did not securitize any of its loans.

On November 13, 2009, the Company formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty will provide loan brokerage and other real estate services to churches and ministries in connection with the Company’s mortgage financing activities. On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker. As of December 31, 2009, MP Realty was inactive, and had no assets, liabilities or equity.

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

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs, and loan discounts. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees and costs are deferred and recognized as an adjustment to the related loan yield using the straight-line method, which results in an amortization that is materially the same as the interest method.  Loan discounts represent an offset against interest income which has been added to loans that have been restructured.  Loan discounts are accreted to interest income over the restructured term of the loans using the straight-line method, which approximates the interest method.

The accrual of interest is discontinued at the time the loan is 90 days past due.  Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Loan Losses

The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the Company’s Consolidated Statements of Income as the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and are classified as impaired.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

Interest Rate Swaps and Caps

For asset/liability management purposes, the Company uses interest rate swaps and caps to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts.  Interest rate swaps are contracts in which a series of interest rate flows are exchanged over a prescribed period.  Interest rate caps are option contracts that protect the Company from increases in short-term interest rates by entitling the Company to receive a payment when an underlying interest rate exceeds a specified strike rate.  The notional amount on which the interest payments are based is not exchanged.  These agreements are derivative instruments that convert a portion of the Company’s variable rate debt and variable rate preferred units to a fixed rate (cash flow hedges).

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

Debt Issuance Costs

Debt issuance costs are related to borrowings from financial institutions as well as public offerings of unsecured notes, and are amortized into interest expense over the contractual terms of the debt.

Conversion to LLC

Effective as of December 31, 2008, the Company has converted its form of organization from a corporation organized under California law to a limited liability company organized under the laws of the State of California.  With the filing of Articles of Organization-Conversion with the California Secretary of State, the separate existence of Ministry Partners Investment Corporation ceased and the entity continued by operation of law under the name Ministry Partners Investment Company, LLC.

By operation of law, the converted entity continued with all of the rights, privileges and powers of the corporate entity and is managed by a group of managers that previously served as the Board of Directors.  The executive officers and key management team remained intact.  The converted entity by operation of law possessed all of the properties and assets of the converted corporation and remains responsible for all of the notes, debts, contract claims and obligations of the converted corporation.

With the conversion to the limited liability company form of organization, the Company has combined in a single entity the best features of other organizational structures, thereby permitting the owners to obtain the benefit of a corporate limited liability shield, the pass-through tax and distribution benefits of a partnership, the avoidance of a corporate level tax and the flexibility of making allocations of profit, loss and distributions offered by  partnership treatment under the Internal Revenue Code.

Since the conversion became effective, the Company is managed by a group of managers that provides oversight of the affairs and carries out their duties similar to the role and function that the Board of Directors performed under the previous bylaws.  Operating like a Board of Directors, the managers have full, exclusive and complete discretion, power and authority to oversee the management of Company affairs.  Instead of Articles of Incorporation and Bylaws, management structure and governance procedures are now governed by the provisions of an Operating Agreement that has been entered into by and between the Company’s managers and members.

Income Taxes

Through December 30, 2008, the Company was a C corporation, and thus recorded all current and deferred income taxes arising from its operations through that date. Deferred income tax assets and liabilities were determined based on the tax effects of temporary differences between the book and tax bases of the various assets and liabilities of the Company.

Effective December 31, 2008, the Company converted from a C corporation to a California limited liability company (LLC). As a result, the stockholders of the Company became members of the LLC on the conversion date. The LLC is treated as a partnership for income tax purposes; therefore, the Company will no longer be a tax-paying entity for federal or state income tax purposes, and thus no federal or state income tax will be recorded in the financial statements after the date of conversion. Income and expenses of the Company are passed through to the members of the LLC for tax reporting purposes. The Company is subject to a California gross receipts fee of approximately $12,000 per year for years ending on and after December 31, 2009.

Although the Company is no longer a U.S. income tax-paying entity beginning in 2009, it is nonetheless subject to Accounting Standards Codification 740, Income Taxes, for all “open” tax periods for which the statute of limitations has not yet run.  The Company uses a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as derivatives classified as cash flow hedges, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.  Changes in the value of derivatives classified as cash flow hedges are included in interest expense as a yield adjustment in the same period in which the related interest on the hedged item affects earnings.

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective beginning on October 1, 2009.   Management is assessing the impact of ASU 2009-05 on the consolidated financial condition, results of operations, and disclosures.

In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), “Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for interim or annual reporting periods ending after September 15, 2009.  Management has made the appropriate changes to GAAP references in the consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  SFAS 167 amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R).  SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management does not believe that the adoption of SFAS 167 will have an impact on the consolidated financial statements.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 166).  SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140.  SFAS 166 eliminates the exemption from consolidation for QSPEs. It also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated in accordance with SFAS 166.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  Management is assessing the impact of SFAS 166 on the Company’s consolidated financial condition, results of operations, and disclosures.

In April 2009, the FASB issued ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1), “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825 requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  ASC 825 is effective for interim and annual financial periods ending after June 15, 2009.  As a result of adopting the provisions of ASC 825 on June 30, 2009, management is now disclosing information about the fair value of the financial instruments on a quarterly basis.

In April 2009, the FASB issued ASC 320 (formerly Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment of debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.   The adoption of ASC 320 effective as of April 1, 2009 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The adoption of ASC 820 on April 1, 2009 did not have a material impact on the consolidated financial condition and results of operations.

Note 2.	Related Party Transactions

The Company maintains most of its cash at ECCU. Total funds held with ECCU were $5.9 million and $12.0 million at December 31, 2009 and 2008, respectively. Interest earned on these funds totaled approximately $303.7 thousand and $310.9 thousand for the years ended December 31, 2009 and 2008, respectively.

The Company leases physical facilities from ECCU pursuant to an Office Lease dated November 4, 2008, and purchases other services from ECCU. Charges of approximately $197.6 thousand and $164.2 thousand for the years ended December 31, 2009 and 2008, respectively, were made for these services and are included in Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

In accordance with a mortgage loan purchase arrangement between the Company and ECCU, the Company purchased $10.5 million and $156.7 million of loans from ECCU during the years ended December 31, 2009 and 2008, respectively.  This includes $105.0 thousand and $60.3 million purchased by MPF during the years ended December 31, 2009 and 2008, respectively.  The Company recognized $13.0 million and $11.8 million of interest income on loans purchased from ECCU during the years ended December 31, 2009 and 2008, respectively.  ECCU retains the servicing rights on loans it sells to the Company.  The Company paid loan servicing fees to ECCU of $593.3 and $732.5 thousand in the years ended December 31, 2009 and 2008, respectively.

From time to time, the Company or its wholly-owned subsidiary, MPF, has sold mortgage loan investments to ECCU in isolated sales for short term liquidity purposes.  The Company or MPF also has sold loans to other credit unions.  Federal credit union regulations require that a borrower must be a member of a participating credit union in order for a loan participation to be an eligible investment for a federal chartered credit union.  ECCU has from time to time repurchased from the Company fractional participations in the loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with NCUA rules when participations in those loans were sold to federal credit unions.  During the year ended December 31, 2009, $145.2 thousand in loan participation interests were sold to ECCU.  During the years ended December 31, 2009 and 2008, an additional $2.2 million and $843 thousand, respectively, of whole loans were sold back to ECCU. Each sale or purchase of a mortgage loan investment or participation interest was consummated under our Related Party Transaction Policy that has been adopted by our managers.  No gain or loss was incurred on these sales.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as Vice President Member Relations, Midwest Region, of Members United Corporate Federal Credit Union (Members United).  See Note 6 for information regarding the Company’s borrowings from Members United.  The Company has $556 thousand on deposit with Members United as of December 31, 2009, which is pledged as security for the Members United borrowings.

On May 19, 2009, the Company sold $19.3 million of loans to Western Federal Credit Union, which is an equity holder of the Company’s Class A Units.  The loans were sold to Western at par.  Proceeds from the sale were used to pay down the BMO Facility.

From time to time, managers and management have purchased investor notes from the Company. Investor notes payable to related parties total $734 thousand at December 31, 2009.

Note 3.    Loans

A summary of loans as of December 31 follows:

	2009	2008
Loans to evangelical churches and
related organizations:
Real estate secured	$194,068	$254,869
Construction	3,052	1,042
Unsecured	2,002	2,000

Total Loans	$199,122	$257,911

Deferred loan fees, net	(141)	(210)
Loan discount	(422)	(36)
Allowance for loan losses	(1,701)	(489)

Loans, net	$196,858	$257,176

The loans fall into three categories:  loans purchased in whole from ECCU, loan participations purchased from ECCU, and loans originated directly by the Company.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2018. The loans earn interest at rates between 2.88% and 8.50%, with a weighted average yield of 6.21% as of December 31, 2009.

Allowance for Loan Losses

The Company has had no experience of loan loss. Management believes that the allowance for loan losses as of December 31, 2009 and 2008 is appropriate. Changes in the allowance for loan losses are as follows for the years ended December 31:

	2009	2008

Balance, beginning of year	$489	$126
Provisions for loan losses	1,322	363
Accretion of allowance related to
restructured loans	(110)	--

Balance, end of year	$1,701	$489

Impaired Loans

Information about impaired loans for the years ended December 31 is as follows:

	2009	2008
Impaired loans with an
allowance for loan losses	$8,215	$--
Impaired loans without an
allowance for loan losses	22,314	4,025

Total impaired loans	$30,529	$4,025

Allowance for loan losses related to
impaired loans	$809	$--

Total non-accrual loans	$25,337	$2,700
Total loans past due 90 days or more
and still accruing	$--	$--

Information about impaired loans for the years ended December 31 is as follows:

	2009	2008

Average investment in impaired loans	$18,381	$1,216

Interest income recognized on
impaired loans	$912	$--

No additional funds were committed to be advanced in connection with impaired loans as of December 31, 2009 or 2008.

Note 4.           Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2009	2008

Furniture and office equipment	$270	$237
Computer system	17	17
Leasehold improvements	25	25

	312	279
Less accumulated depreciation and amortization	(65)	(17)

	$247	$262

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 amounted to $48 thousand and $14 thousand, respectively.

Note 5.	Borrowings from Financial Institutions

Outstanding balances of borrowings from financial institutions are summarized by lender at December 31 as follows:

Lender	2009	2008

Members United	$97,876	$99,875
WesCorp	27,883	--
BMO	--	85,271
	$125,759	$185,146

Future maturities of borrowings from financial institutions are as follows at December 31:

2010	$1,400
2011	11,400
2012	112,959
$125,759

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

On August 27, 2008, the Company borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month LIBOR plus 100 basis points.  The interest rate on the Members United term loan will be reset monthly.  Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of December 31, 2009, there was a $10.0 million outstanding balance on the Members United term loan.

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

As of December 31, 2009 and 2008, the balance on the $100 Million CUSO Line was $87.9 million and $89.9 million, respectively, and the weighted average interest rate on the Company’s borrowings under this facility was 4.29% and 4.33%, respectively.  Pursuant to the terms of the Company’s promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

In September 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and the Company entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On January 10, 2010, the interest rates on four tranches of these term loans in the amounts of $157.9 thousand, $2.8 million, $40.8 million and $23.8 million are scheduled to be adjusted.

Future interest rate re-set dates of the tranches of the $10 Million LOC and $100 Million CUSO Line during the twelve months ending December 31 are as follows:

2010	$75,975
2011	21,901
$97,876

The Company is continuing to negotiate with Members United regarding the interest rate to be charged on this facility once the outstanding amounts that become due are termed out over a five year period with a 30 year amortization schedule.  The interest rate on the $24 million tranche that was scheduled for adjustment on July 6, 2009 has been extended on a month-to-month basis at a variable rate equal to the Federal Funds open rate plus 1.25%.  The $42 million tranche that was scheduled to be adjusted in July 2009 has been adjusted to a rate of 6.5%.  While the Company anticipates that it will be able to successfully restructure the debt obligations with Members United on the $76.0 million and $11.9 million tranches on the $100 Million CUSO Line that mature in 2010 and 2011, respectively, failure to reach acceptable terms on this facility could have a material adverse effect on results of operations.

Both credit facilities are recourse obligations secured by designated mortgage loans. The Company must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of December 31, 2009 and December 31, 2008, approximately $108.9 million and $111.4 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. The Company has the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and the Company’s other debt, and to provide Members United with current financial statements and reports.

BMO Facility

In 2007, the Company formed a wholly-owned special purpose subsidiary, MPF, for the sole purpose of purchasing and warehousing church and ministry mortgage loans bought from the Company or ECCU for later securitization.  On October 30, 2007, the Company expanded its capabilities to originate and securitize qualifying church mortgage loans by entering into a $150 million credit facility with Fairway Finance Company, LLC, as lender, and BMO Capital Markets Corp., as agent.  The Bank of Montreal agreed to serve as liquidity agent for the BMO Facility. The line was secured by a first priority interest in eligible receivables of MPF. All of MPF’s loans receivable were pledged as collateral for the BMO Capital line.

Under the BMO Facility loan documents, MPF agreed to enter into a term securitization or takeout financing transaction in an amount not less than $50 million prior to April 30, 2009.  Due to the disruption of credit markets which became acute in 2008 and continued in 2009, the Company was unable to complete a securitization or takeout financing transaction.

On May 5, 2009, MPF entered into a Waiver Agreement with BMO Capital pursuant to which BMO Capital (i) agreed to waive certain hedging requirements under the BMO Facility for a limited period; (ii) agreed to waive certain provisions requiring that “eligible mortgage loans” in the BMO Facility be held in the facility for not more than 18 months (the “Vintage Loan Requirement”); and (iii) confirmed that no event of default had occurred under the facility due to MPF’s inability to complete a $50 million takeout financing transaction.  On June 5, 2009, MPF and BMO Capital entered into an Omnibus Amendment to the BMO Facility which provided that:

•      the $50 million takeout financing requirement would be eliminated;

•	MPF was granted a reduction in the amount of working capital it was required to maintain under the facility from $10 million to $3 million;

•	MPF agreed to pay down the principal amount due on the BMO Facility from $78.9 million to $50.7 million;

•	MPF was granted an extension of time to comply with the Vintage Loan Requirement;

•
the hedging requirement imposed under the BMO Facility would be deleted and, in its place, MPF would be required to deliver funds sufficient in amount to purchase a LIBOR cap to protect against unexpected changes in interest rates; and

•	the “spread” on the BMO Facility was set at 1.75% over the commercial paper rate, unless an event of default occurred.

Effective September 30, 2009, MPF and BMO Capital entered into Omnibus Amendment No. 2 to the BMO Facility pursuant to which the parties agreed to:

•	eliminate the Vintage Loan Requirement and replace it with a payoff schedule that required the BMO Facility to be paid off by March 14, 2010;

•	relax certain geographical concentration requirements for eligible mortgage loans and ratios for eligible mortgage loans held in the BMO Facility; and

•	increase the borrowing rate on the BMO Facility after January 1, 2010 to 3.00%.

Effective as of November 30, 2009, MPF paid off and retired the BMO Facility using funds obtained from the WesCorp Loan.  As of December 31, 2009, there was no outstanding balance due on the BMO Facility and all mortgage loans held in the facility were transferred to the Company’s loan portfolio or to WesCorp to serve as collateral for the WesCorp Loan.

For the year ended December 31, 2008 and through June 5, 2009, interest on the BMO Facility was calculated at the rate at which BMO issued commercial paper plus 0.90%. The interest rate on the amount outstanding as of December 31, 2008 was 2.09%. Effective June 5, 2009, the interest rate was increased to the rate at which BMO issued commercial paper plus 1.75%. Effective September 30, 2009 and through the date of pay-off on November 30, 2009, a new interest rate was established at the one month commercial paper LIBOR rate plus 1.75%.

WesCorp Facility

On November 30, 2009, the Company entered into a Loan and Security agreement with WesCorp.  WesCorp is a federally chartered credit union located in San Dimas, California.  The agreement provides for a secured $28 million term loan, referred to as the “WesCorp Facility.”  $24.6 million of the proceeds were used to pay the remaining principal and interest on the BMO Facility.  The remainder of the proceeds were advanced in cash and will be used to make monthly payments on the WesCorp Facility, as well as for other cash needs of the Company as they arise.

The WesCorp Facility carries a fixed interest rate of 3.95% per year.  Interest on the outstanding balance of the loan is payable on the last day of each month, along with a fixed principal payment of $116.7 thousand.  The balance of the principal, $24.7 million, is due in full when the Facility matures on March 30, 2012.  The Company has the option to prepay any or all of the principal balance at any point prior to the maturity date subject to a prepayment penalty.  The loan is secured by the remaining eligible loans pledged to BMO at the time of the payoff.  These loans totaled $58.7 million at December 31, 2009.  As of December 31, 2009 there was $27.9 million outstanding on the WesCorp Facility.

The agreement contains a number of standard borrower covenants, including affirmative covenants that require the Company to refrain from making certain guarantees or endorsements, refrain from making material changes to other credit facilities, and maintain a debt to tangible net worth ratio of less than 15 to one.  The agreement also obtains negative covenants requiring the Company to obtain consent for certain transactions related to pledged loans.  The Company was in compliance with these covenants as of December 31, 2009.

Note 6.	Interest Rate Swaps and Caps

The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements and interest rate cap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such differences, which represent the fair value of the derivative instruments, are reflected on the Company’s balance sheet as other assets and other liabilities.

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

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company has used long-term variable rate debt and variable rate preferred units as sources of funds for use in its lending and investment activities and other general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  Management believes it is prudent to limit the variability of a portion of the Company’s interest payments and, therefore, generally hedges a portion of the Company’s variable rate interest payments.  To meet this objective, the Company has entered into interest rate swap agreements whereby it receives variable interest rate payments and makes fixed interest rate payments during the contract period.  However, the interest rate swaps the Company entered in 2007 expired in 2009.

The information pertaining to outstanding interest rate swap agreements used to hedge variable rate debt is as follows at December 31, 2008:

Notional amount (in thousands)	$85,760
Weighted average pay rate Weighted average receive rate Weighted average maturity in years Unrealized loss relating to interest rate swaps (in thousands)	3.17%
0.96%
.28
$(518)

At December 31, 2009, there were no outstanding interest rate swap contracts.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. The net amount of other comprehensive income reclassified into interest expense related to interest rate swaps during the year ended December 31, 2009 was $566 thousand.

Another way to hedge exposure to variable interest rates is through the purchase of interest rate caps.  An interest rate cap is an option contract that protects the holder from increases in short-term interest rates by making a payment to such holder when an underlying interest rate (the "index" or "reference" interest rate) exceeds a specified strike rate (the "cap rate"). Similar to an interest rate swap, the notional amount on which the payment is made is never exchanged. Interest rate caps are purchased for a premium and typically have expirations between 1 and 7 years. With the purchase of an interest rate cap, payments are made to the holder on a monthly, quarterly or semiannual basis, with the period generally set equal to the maturity of the index interest rate.  In essence, the financial exposure to the holder of an interest rate cap is limited to the initial purchase price.  The objective of this type of instrument is to mitigate the exposure to rising interest rates by “capping” the rate ( the strike price) for a specific period of time.

At December 31, 2009, information pertaining to outstanding interest rate cap agreements that the Company has used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$20,000
Strike Price	1.50%
Weighted average maturity in years	1.50
Fair value of interest rate caps	$73
Unrealized loss relating to interest rate caps	$72

These agreements provide for the Company to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”)) when the index interest rate exceeds 1.50%. This rate was 0.23% at December 31, 2009.

At December 31, 2009, the fair value of interest rate caps was recorded in other assets.  Changes in the fair value of interest rate caps and preferred units designed as hedging instruments of the variability of cash flows associated with long-term debt and preferred units are reported in other comprehensive income (loss).  These amounts subsequently are reclassified against income available to common unit holders in the same period in which the related interest on the long-term debt affects earnings.

The Company reclassified $2.3 thousand of comprehensive income related to interest caps against retained earnings during the year ended December 31, 2009.

Risk management results for the year ended December 31, 2009 related to the balance sheet hedging of our long-term debt indicate that the hedges were highly effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

Note 7.	Commitments and Contingencies

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of us or ECCU. Unfunded commitments totaled $3.0 million at December 31, 2009 and $3.7  million at December 31, 2008.

Note 8.	Notes Payable

A summary of notes payable at December 31 is as follows:

			Weighted Average Interest Rate at December 31,
	2009	2008	2009	2008

National Alpha Offering (Note 9)	$11,829	$24,208	5.45%	5.38%
Class A Offering (Note 9)	46,012	36,480	3.70%	4.57%
Special offering notes	8,578	14,508	4.66%	4.88%
Special Subordinate notes	2,700	--	7.00%	--
International notes	408	578	4.41%	5.40%

	$69,527	$75,774

The following are maturities of notes payable for each of the next five years:

Year Ending December 31,

2010	$38,700
2011	7,473
2012	4,392
2013	5,833
2014	7,683
Thereafter	5,446

$69,527

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company is in compliance with these covenants as of December 31, 2009 and December 31, 2008.  Effective April 18, 2008, the Company has discontinued the sale of Alpha Class Notes.

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of December 31, 2009.

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

In July 2001, the Company registered with the Securities and Exchange Commission (the SEC) the sale of $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement authorizing the issuance of up to $50.0 million of such notes.  In April 2003, the Company registered with the SEC the sale of an additional $25.0 million of Alpha Class Notes.  In April 2005, the Company registered with the SEC the sale of up to $50.0 million of a new Alpha Class Notes issued pursuant to a Trust Indenture authorizing the issuance of up to $200.0 million of such notes.  In May 2007, the Company registered with the SEC the sale of an additional $75.0 million of the new Alpha Class Notes. With the registration of its Class A Notes, the Company has discontinued the sale of the Alpha Class Notes effective as of April 18, 2008.  At December 31, 2009 and December 31, 2008, $11.8 million and $24.2 million of these notes were outstanding, respectively.

In April 2008, the Company registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and is expected to continue through April 30, 2010.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates the Company pays on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.  The Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (US Bank).  The Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  At December 31, 2009 and 2008, $46.0 million and $36.5 million of these notes were outstanding, respectively.

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

On December 31, 2008, the Company’s Class I Preferred Stock and Class II Preferred Stock were converted into Series A Preferred Units. The Series A Preferred Units are entitled to a cumulative Preferred Return, payable quarterly in arrears, equal to the liquidation preference times a dividend rate of 190 basis points over the 1-year LIBOR rate in effect on the last day of the calendar month in which the Preferred Return is paid.  In addition, the Series A Preferred Units are entitled to an annual Preferred Distribution, payable in arrears, equal to 10% of the Company’s profits, after subtracting from profits the Preferred Return.

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

The components of the benefit from income taxes at December 31, 2008 were as follows:

2008
Current:
Federal	$--
State	1
Federal tax carryback	(140)

139
Deferred:
Federal	90
State	26
Change in valuation allowance	--

116

Benefit from income taxes	$(23)

The reason for the differences between the statutory federal income tax rate and the effective tax rates at December 31, 2008 are summarized as follows:

Statutory tax rate	34.0%
Increase (decrease) resulting from:
Loss on conversion to LLC	(53.3)
Elimination of net deferred tax asset	16.1

Effective tax rate	(3.2%	)

Note 13.         Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss.  The components of other comprehensive income (loss) are shown below for the years ended December 31.  No tax effect is recognized since the Company is not a tax-paying entity.

	2009	2008

Change in fair value of derivatives used for cash flow hedges
Interest rate swaps	$518,000	$(405,000)
Interest rate caps	(72,000)	--
	446,000	(405,000)

Tax effect	--	--

Net of tax amount	$446,000	$(405,000)

Note 14.	Retirement Plans

The Company’s employees participated in ECCU's defined contribution plan that included two components: a 401(k) plan and a profit sharing plan. In addition, until December 31, 2007, certain officers participated in a long term incentive program through the leased employee arrangement with ECCU.  Effective January 1, 2008, the Company terminated its employee leasing arrangement with ECCU and the Company’s officers no longer participate in ECCU’s defined contribution plan and incentive program.  However, some of the benefits related to the long-term incentive program carried over into 2008.  Employee benefits related to the long-term incentive program totaled $43.2  thousand for the year ended December 31, 2008.  None of the benefits carried over into 2009.

401(k)

Employees who are at least 21 years of age are eligible to participate in the Administaff 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the percent of which is annually determined by the managers. Matching contributions for the plan years ended December 31, 2009 and 2008 were $35.7 and $39.3 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. Contributions for the plan years ended December 31, 2009 and 2008 were $10.3 thousand and $8.8 thousand, respectively.

Note 15.	Fair Value

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash	$9,980	$9,980	$14,889	$14,889
Loans	196,858	194,713	257,176	252,192
Accrued interest receivable	956	956	1,374	1,374
Interest rate caps	73	73	--	--

Financial Liabilities:
Notes payable	69,527	69,117	75,774	76,748
Borrowings from financial institutions	125,759	123,997	185,146	186,303
Accrued interest payable	142	142	292	292
Dividends payable	85	85	103	103
Interest rate swaps	--	--	518	518

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2009 and 2008.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash – The carrying amounts reported in the balance sheets approximate fair value for cash.

Loans – Fair value is estimated by discounting the future cash flows using the current average rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Notes Payable – The fair value of fixed maturity notes is estimated by discounting the future cash flows using the rates currently offered for notes payable of similar remaining maturities.

Borrowings from Financial Institutions – The fair values of borrowings from financial institutions are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

Derivative Financial Instruments – The fair values for interest rate swap agreements and interest rate caps are based upon the amounts required to settle the contracts.

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2009 and 2008.

Fair Value Measurements Using Fair Value Hierarchy

Effective January 1, 2009, the Company fully adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures.

Measurements of fair value are classified within a hierarchy based upon valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in inactive markets, inputs that are observable for the asset or liability (such as interest rates, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by observable market data by correlation or by other means.

•	Level 3 inputs are unobservable and reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following section describes the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Fair Value Measured on a Recurring Basis

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis and the level of inputs used to measure fair value:

Fair Measurement Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2009
Interest rate caps
(asset)
	$--	$73	$--	$73

At December 31, 2008
Interest rate swaps
(liability)	$--	$518	$--	$518

Fair value of interest rate caps and interest rate swaps are estimated by the counterparties using market expectations of future interest rates, which constitute Level 2 inputs.

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

Fair Measurement Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2009
Impaired loans

	$--	$8,086	$22,443	$30,529

At December 31, 2008
Impaired loans
	$--	$--	$4,025	$4,025

Impaired Loans

Collateral-dependent impaired loans are carried at the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Otherwise, collateral-dependent impaired loans are categorized under Level 2.

Impaired loans that are not collateral dependent are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate. Troubled debt restructurings are also carried at the present value of expected future cash flows. However, expected cash flows for troubled debt restructurings are discounted using the loan’s original effective interest rate rather than the modified interest rate. Since fair value of these loans is based on management’s own projection of future cash flows, the fair value measurements are categorized as Level 3 measurements.

Note 16.	Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows:

Balance Sheets	December 31,
	2009	2008
Assets
Cash	$9,980	$11,829
Loans, net of allowance for loan losses	196,858	143,206
Accrued interest receivable	956	664
Property and equipment, net	247	262
Investment in MPF	--	32,027
Debt issuance costs	419	532
Other assets	294	423

Total assets	$208,754	$188,943

	December 31,
	2009	2008
Liabilities and equity
Borrowings from financial institutions	$125,759	$99,875
Notes payable	69,527	75,774
Accrued interest payable	142	141
Other liabilities	472	402

Total liabilities	195,900	176,192

Equity	12,854	12,751

Total liabilities and equity	$208,754	$188,943

Statements of Income	Years Ended December 31,
	2009	2008
Income:
Interest income	$9,009	$7,008
Other income	11	33

Total income	9,020	7,041

Interest expense:
Interest on lines of credit	4,496	2,434
Interest on notes payable	3,308	3,632

Total interest expense	7,804	6,066

Provision for loan losses	1,268	328

Other operating expenses	2,327	1,468
Loss before benefit from income taxes	(2,379)	(821)

Benefit from income taxes	--	(23)

	(2,379)	(798)

Equity in undistributed net income of MPF	2,433	1,542

Net income	$54	$744

Statements of Cash Flows	Years Ended December 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$54	$744
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Equity in undistributed net income of MPF	(2,433)	(1,542)
Depreciation	48	14
Provision for loan losses	1,268	28
Accretion of allowance for loan losses on
restructured loan	(110)	--
Accretion of loan discount	(98)	--
Amortization of deferred loan (fees) costs	(86)	(94)
Amortization of debt issuance costs	253	176
Net change in:
Interest receivable	(292)	(370)
Other assets	202	(192)
Other liabilities	71	(319)

Net cash used in operating activities	(1,123)	(1,255)

Cash Flows from Investing Activities
Loan purchases from ECCU	(10,435)	(96,427)
Loan purchases from MPF	(72,308)	--
Loan originations	(292)	(19,309)
Loan sales	33,697	--
Loan principal collections, net	29,708	26,706
Investment in MPF	--	(8,506)
Purchase of property and equipment	(33)	(252)

Net cash used in investing activities	(19,663)	(97,788)

Cash Flows from Financing Activities
Net change in borrowings from financial institutions	25,884	95,159
Net change in notes payable	(6,247)	13,717
Debt issuance costs	(140)	(41)
Net proceeds from issuance of preferred stock	--	1,158
Purchase of interest rate caps	(148)	--
Purchase of preferred stock	--	(190)
Dividends paid on preferred stock	(412)	(506)

Net cash provided by financing activities	18,937	109,297

Net increase (decrease) in cash	(1,849)	10,254

Cash at beginning of year	11,829	1,575

Cash at end of year	$9,980	$11,829

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal  Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our internal controls over financial reporting include those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and the Board; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers
Mark G. Holbrook	59	Chairman of the Board, Chief Executive Officer
Billy M. Dodson	49	President, Assistant Secretary
Van C. Elliott	72	Secretary, Manager
Susan B. Reilly	53	Vice President of Finance and Principal Accounting Officer
Robert Schepman	70	Vice President, Lender Relations
Harold D. Woodall	63	Vice President for Lending
Arthur G. Black	71	Manager
Juli Anne S. Callis	57	Manager
Jeffrey T. Lauridsen	60	Manager
R. Michael Lee	51	Manager
Randolph P. Shepard	54	Manager

The following is a summary of the business experience of our officers and managers.  With our conversion from a corporation to an LLC on December 31, 2008, we are governed by a Board of Managers that supervises our affairs.

MARK G. HOLBROOK has served as our Chairman and Chief Executive Officer since inception. Mr. Holbrook also serves as President and Chief Executive Officer of ECCU. He began his career with ECCU in 1975 and has served as its President since 1984. ECCU currently has assets under management of over $2.5 billion and more than 10,000 members in 50 states and 100 foreign countries. Mr. Holbrook has served as Chairman of the Board of Christian Management Association. He received his Bachelor of Arts degree from Biola University in 1973 and has completed post-graduate studies at Chapman College.  Mr. Holbrook brings to our board extensive experience in the credit union industry, a deep understanding of our business and our investments, and relationships with the credit unions which comprise our equity members.

BILLY (BILL) M. DODSON became our President on May 8, 2006, and was elected Assistant Secretary in October 2007. Before joining us, he served as Vice President of Sales for California Plan of Church Finance, Inc., a registered broker-dealer starting in August 2000. While at that company, he managed all aspects of a brokerage operation, which annually distributed to investors between $125 and $175 million of church mortgage bonds. Prior to joining California Plan of Church Finance, Inc., Mr. Dodson served as Pastor for the West Valley Church in Sherwood, Oregon. Mr. Dodson received his Bachelor of Journalism degree from the University of Texas and a Master of Divinity degree from Southwestern Baptist Theological Seminary. In the past, Mr. Dodson has held numerous securities and insurance licenses. He is a graduate of the Securities Industry Institute at the Wharton School, University of Pennsylvania.

VAN C. ELLIOTT has served as a member of our Board since 1991. He has served as director for ECCU, from April 1991 until the present (except from March 1997 to March 1998 and March 2004 to March 2005). Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing financial and fund raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry.  Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration.  He has completed post-graduate instruction at the College for Financial planning.  Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial planner.®   Mr. Elliott brings to our board his extensive experience as a credit union board member, and intimate knowledge of church and ministry financial operations.  He serves on our Executive Committee and on our Audit Committee.

SUSAN B. REILLY has served as our Vice President of Finance and Principal Accounting Officer since December 2007. Prior to joining us, Ms. Reilly served as Controller for Pacific Rim Capital, a private equity investment firm. Before joining that firm in 2007, she was Senior Vice President and Treasurer for East West Bank. Prior to joining East West Bank in 2004, Ms. Reilly served as Treasurer for Catalina Restaurant Group. Before joining that company in 2003, she worked for Parson Consulting Group. Ms. Reilly holds a Bachelor of Science Degree from the University of California Riverside. She completed post-graduate work at California State Fullerton and attended the University of Southern California - Marshall School of Business - East West Bank Leadership Program.

ROBERT SCHEPMAN has served as our Vice President for Lender Relations since August of 2009.  Mr. Schepman has originated church mortgages for twenty years, beginning with Christian Mutual Life in 1987, and serving as a Ministry Development Officer for ECCU for 17 years until his retirement in 2008. From 1981 to 1987 Mr. Schepman originated commercial loans and commercial real estate syndications as a partner in Commercial Capital Resources. Prior to that time, Mr. Schepman owned and operated a commercial metal fabrications business for nine years, and enjoyed earlier successes as a securities salesperson and in various other product sales capacities. Mr. Schepman earned his Bachelor of Business Administration degree from Woodbury University, Los Angeles, in 1960.  He has held the California Real Estate Broker license since 1990.

HAROLD D. WOODALL has served as our Vice President for Lending since May 2007. His responsibilities include the general management of development, underwriting, and processing of loan origination and mortgage investment. Mr. Woodall previously served as Vice President for Lending Services at the California Baptist Foundation from 1996 to 2006, where he was responsible for general management of a $130 million loan fund, including origination of over $500 million in church and ministry loans during that period.  His previous experience also includes commercial lending, medical equipment manufacturing, real estate sales, oil and gas production and agribusiness consulting. Mr. Woodall is a graduate of Oklahoma State University in Stillwater Oklahoma with a B.S. in Agricultural Economics.

ARTHUR G. BLACK has served as a member of our Board since 1997.  Mr. Black was initially elected to our board to replace the seat previously held by Mr. Paul A. Kienel.  He also currently serves as Chairman of the Board of Directors for Haven Ministries. Mr. Black previously served as Director of Ministry Support for Ambassador Advertising Agency from 1998 to 2007. Prior to joining that firm, he had served as a ministry development officer at ECCU. Mr. Black served as Executive Vice President of Truth For Life from 1994 to 1996. Truth For Life is a nationally-syndicated radio Bible teaching ministry. He held similar positions with the Biola Hour from 1981 to 1991 and Solid Rock Radio from 1991 to 1993, and he served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. Mr. Black has been in Christian ministry management since 1974. Prior to that, he served in various corporate sales and marketing management positions and was for six years owner/President of two consumer product/service companies. He is a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors. Mr. Black has completed the equivalent to two years of business courses towards a degree in business at UCLA.  Mr. Black’s long history of working for and with evangelical ministries provides us with keen insights into the needs and operations of the ministries who are our borrowers and investors.  Mr. Black serves as Chairman of our Investment Committee.

JULI ANNE S. CALLIS has served as a member of our Board since 2007.  She is currently Chief Executive Officer of the National Institute of Health Federal Credit Union. Prior to her current engagement, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Ms. Callis served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Callis served as the Director of Sales for the US Navy Mid Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid Atlantic States, Europe, Iceland and Bermuda. Ms. Callis received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D. She also serves as Chair for the Executive Committee of the Open Solutions, Inc. Client Association, and as a Trustee of the International Mission board of the Southern Baptist Convention.  Mrs. Callis provides our board with the benefit of her extensive experience in financial institution operations and technology, and especially asset-liability management expertise.  Mrs. Callis serves as our Vice Chair of our Board, Chair of the Asset-Liability Management Committee, and is also a member of our Executive Committee.

JEFFREY T. LAURIDSEN has served as a member of our Board since October 2007.  He is an attorney in private practice with the Law Offices of Anh Quoc Duy Nguyen in Garden Grove, California. Before establishing his current practice, Mr. Lauridsen served with several other law firms in the Orange County area, as partner and senior associate. Mr. Lauridsen’s 17 years of law practice have focused on corporate law, and encompassed both trial and appellate work in diverse areas of law, including business litigation, construction defect, general liability, premises liability, products, medical malpractice, ERISA, insurance coverage, automobile liability, insurance bad faith, employment and labor law, sexual harassment, sexual molestation and others. Prior to entering into the practice of law, Mr. Lauridsen worked as a claim representative in the insurance industry for 19 years. Mr. Lauridsen received his Associate of Arts degree in Political Science from Fullerton College. He received his Bachelor of Science in Law and Juris Doctorate degrees from California Southern Law School. He has served as Elder at Grace Church in Orange, California for 18 years.  Mr. Lauridsen brings to our board the perspective of an experienced attorney, as well as intimate knowledge of ministry governance.  Mr. Lauridsen serves on our Investment Committee and Audit Committee.

R. MICHAEL LEE has served as a member of our Board since January 2008. Mr. Lee currently serves as Vice President Member Relations, Midwest Region, of Members United Corporate Federal Credit Union. Mr. Lee joined Mid-States Corporate Federal Credit Union in 2005, prior to the merger that created Members United. He has served as Senior Vice President of Sales for Corporate Network eCom, Senior Vice President of Marketing and Member Services at U.S. Central Credit Union, and Senior Vice President, Marketing and Member Services at Corporate One Credit Union, Inc.  Prior to this, he spent 15 years in the insurance industry, serving the needs of business owners. Mr. Lee attended Southern Illinois University, CUNA’s Financial Management School, and has completed numerous industry training sessions throughout his career.  Mr. Lee adds special expertise to our board with his years of experience as an executive of a large financial institution, and with deep knowledge of marketing and sales.  Mr. Lee serves as a member of our Governance Committee and Asset-Liability Management Committee.

RANDOLPH (RANDY) P. SHEPARD has served as a member of our Board since January 2008. Mr. Shepard is currently the Senior Vice President/Investments and Subsidiary Companies of Western Federal Credit Union. Prior to assuming this position in 2003, Mr. Shepard was the Vice President and Chief Financial Officer of Western Federal Credit Union. He attended the University of Redlands and has a certificate of Executive Management from Claremont Graduate School.  Mr. Shepard brings to our board his long experience as both a Chief Financial Officer and a Chief Investment Officer of a large financial institution, providing deep knowledge of accounting, finance and credit subjects.  Mr. Shepard serves as the Chairman of our Audit Committee and qualifies as a financial expert as defined in Item 401(e) of Regulation S-K.

Our Board of Managers

Under our Operating Agreement, our Board and officers are charged with governing and conducting our business and affairs. The Operating Agreement charges our Board with essentially the same duties, obligations and responsibilities as a board of directors of a corporation. The Board establishes our policies and reviews them periodically and has authorized designated officers and our President the authority to carry out those policies.

The Board has elected Mr. Holbrook as our chairman every year since our inception in 1991.  When initially formed, we were a wholly-owned subsidiary of ECCU.  At that time, the board consisted of ECCU executives and a number of independent directors.   In 2006, upon our recapitalization, our shareholders elected a new board of directors consisting of ten members.  Four of those members were affiliated with ECCU, two with other credit unions that owned our shares, and four were independent.  At our latest meeting of the holders of our Class A Units, held on February 11, 2010, the holders of Class A Units elected eight managers to the Board.  Three of the newly elected managers are affiliated with ECCU, one with a member credit union, and four are independent. As a result of Mr. Vandeventer's resignation from the Board of Directors effective as of March 23, 2010, our Board consists of seven managers, a majority of which are independent managers.

The Board has established the following committees to help oversee various aspects of our business:

•	Our Executive Committee is charged with responsibility for determining the President’s compensation and undertaking other matters of an executive nature;

•	Our Audit Committee is chartered to oversee the annual audit of our financial reports, oversee the establishment and maintenance of internal controls, and oversee compliance with our Ethics Policy;

•	Our Investment Committee is authorized to oversee compliance with our Loan Policy and to review the performance and management of our loan portfolio;

•
Our Asset Liability Committee is chartered to oversee the maintenance of our asset liability strategy and process, as well as our asset liability, liquidity, and other policies relating to the mitigation of risks to our earnings and capital; and

•
Our Governance Committee is charged with responsibility for the board governance policies, including our Related Parties Transaction Policy, and with the periodic task of nominating persons for election to the board.

The Board is actively involved in and regularly meets with members of our senior management to discuss capital adequacy, use of leverage, and liquidity issues we face.  Our ALM Committee regularly meets with the objective of performing oversight of interest rate risk, future net interest income and expense, capital and liquidity forecasts and review of trends impacting our balance sheet.  For 2010, the Board has committed to expanding and further developing a system for measuring, monitoring, managing and reporting the portfolio risks we face in our balance sheet.

Our Chief Executive Officer

Since inception, Mr. Holbrook has served both as our Chairman and our Chief Executive Officer.  In his role as our Chief Executive Officer, Mr. Holbrook provides high level strategic leadership to the company and a professional accountability relationship for our President.  He brings to his role a deep knowledge of ministry lending, financial institution management, and the credit union regulatory environment.  Mr. Holbrook devotes a small portion of his time to our affairs and receives no compensation for the services he renders on our behalf.  While Mr. Holbrook serves as both our  Chief Executive Officer and Chairman of the Board, he has delegated the primary task of carrying out the management and leadership of the Company on a day-to-day basis to our President.  The Board has chosen not to appoint a lead independent manager and has appointed Juli Anne Callis, an independent member of the Board, to serve as Vice Chair of the Board.

Code of Ethics

On November 6, 2009, our Board adopted a Code of Ethics for our principal officers and members of the Board.

Audit Committee

In May 2005, our Board established a standing audit committee. For the year ended December 31, 2009, the Audit Committee was comprised of two members, including Randolph P. Shepard and Scott T. Vandeventer.  Mr. Randolph P. Shepard serves as Chairman of  the Committee and is an independent manager as defined in our Related Party Transaction Policy.  Subsequent to Mr. Vandeventer’s resignation from the Board on March 23, 2010, Van Elliott and Jeffrey Lauridsen have been appointed to serve on our Audit Committee.

Our Board has adopted a formal charter for our Audit Committee.  Under this charter, the Audit Committee oversees our accounting policies and practices, financial reporting procedures and audits of our financial statements.

Audit Committee Financial Expert

The Board has determined that Mr. Shepard is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K.

Item 11. EXECUTIVE COMPENSATION

None of our Board members currently receives compensation for services rendered as a manager. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on our behalf.

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2009 and 2008 by our senior executive officers.  Mr. Dodson was appointed President by the Board  effective May 8, 2006.

Summary Compensation Table
Annual Compensation

Name and Principal Position	Year Ended	Salary	Bonus		Non-Equity Incentive Plan Compensation		All Other Compensation
Mark G. Holbrook, Chairman, CEO (1)	2009	-0-	-0-		-0-		-0-
	2008	-0-	-0-		-0-		-0-
Billy M. Dodson, President	2009	$190,516	$58,106	(2)	-0-		$24,066	(5)
	2008	183,500	73,217		$43,229	(3)	21,943	(4)
Susan B. Reilly, Vice President Finance	2009	140,192	40,163		-0-		17,100	(5)
	2008	135,000	40,500		-0-		14,704	(4)
Harold Woodall, Vice President Lending	2009	133,867	39,375		-0-		17,807	(5)
	2008	120,000	23,159		-0-		15,046	(4)

(1) Mr. Holbrook is a full-time employee of ECCU. Since December 1, 1994, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer and member of our Board.  We reimburse ECCU for that portion of Mr. Holbrook's time devoted to service to us as an officer (but not as a Board member). Mr. Holbrook currently devotes less than 1% of his time serving the Company as an officer.

(2) An aggregate bonus amount of $58,106 and $73,217 was accrued for Mr. Dodson for the fiscal years 2009 and 2008, respectively.

(3) In 2008, Mr. Dodson received a long-term incentive award that he earned as a participant in the ECCU Long-Term Incentive Plan. Mr. Dodson’s award was earned for the year ending December 31, 2006, but did not vest until his service as an ECCU leased employee was terminated effective as of December 31, 2007.  With the restructuring of our employee leasing arrangements with ECCU, Mr. Dodson became fully vested in his long-term incentive award and entitled to receive this payment.  As provided under our leasing and administrative services agreement with ECCU, we were responsible for making this payment.  The incentive award was fully paid by the end of 2008.

(4) We contributed an aggregate amount of $21,943 for Mr. Dodson's 401(k) retirement plan, medical benefits and life and disability insurance for 2008.   We also contributed an aggregate amount of $14,704 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2008.  Finally, we contributed an aggregate amount of $15,046 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2008.

 (5) We contributed an aggregate amount of $24,066 for Mr. Dodson's 401(k) retirement plan, medical benefits and life and disability insurance for 2009.   We also contributed an aggregate amount of $17,100 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2009.  We also contributed an aggregate amount of $17,807 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2009.

No options, warrants or other rights to purchase our equity securities have been issued to our officers.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information available to us, as of December 31, 2009, with respect to our Class A Units owned by each of our executive officers and members of our Board, and by our Board and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

Name	Beneficial Ownership	Percentage Owned(1)
Billy M. Dodson 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Mark G. Holbrook 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Van C. Elliott 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Arthur G. Black 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Juli Anne S. Callis 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Jeffrey T. Lauridsen 955 W. Imperial Hwy. Brea, CA 92821	--	--%
Randolph P. Shepard 955 W. Imperial Hwy. Brea, CA 92821	--	--%
R. Michael Lee 955 W. Imperial Hwy. Brea, CA 92821	--	--%
All officers and members of the Board as a group	--	--%
Other 5% or greater beneficial owners (seven): Evangelical Christian Credit Union	62,000	42.31%
Financial Partners Credit Union	12,000	8.19%
USA Federal Credit Union	11,905	8.13%
Western Federal Credit Union	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%

 (1)           Based on 146,522 Class A Units outstanding.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, we purchase participation interests in mortgage loans from ECCU, our largest shareholder.  During the years ended December 31, 2009 and 2008, we or our wholly-owned subsidiary, MPF, purchased $10.5 million and $156.7 million, respectively, of loans from ECCU.  We recognized interest income on loans purchased from ECCU of $13.0 million and $11.8 million during the years ended December 31, 2009 and 2008, respectively.  Currently, ECCU services all of the mortgage loans we own pursuant to the terms of a servicing agreement.

From time to time, ECCU has repurchased mortgage loans from us as part of our liquidity management practices. Although ECCU has accommodated us in responding to such repurchase requests, ECCU is under no contractual obligation to do so.  During the year ended December 31, 2009, $145.2 thousand in loan participation interests were repurchased by ECCU.  During this period, an additional $2.2 million of whole loans were sold back to ECCU, as compared to $843.3 thousand of mortgage loans for the year ended December 31,  2008. Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under our Related Party Transaction Policy that has been adopted by our Board.  No gain or loss was incurred on these sales.

We maintain most of our cash balances with ECCU.  Total funds held with ECCU at December 31, 2009 and 2008 were $5.9 million and $12.0 million, respectively.  We earned interest on these cash balances for the years ended December 31, 2009 and 2008 in the amount of $303.7 thousand and $310.9 thousand.

Pursuant to an administrative services agreement, we purchase certain professional services from ECCU and we rent our administrative offices from ECCU pursuant to an office lease entered into on November 4, 2008.  We paid ECCU $197.6 thousand and $164.2 thousand for the years ended December 31, 2009 and 2008, respectively, for these services and facilities.  We negotiated these charges and terms of the office lease with ECCU based upon the fair market value of such services and rental rates for comparable office space in Brea, California.

On December 14, 2007, R. Michael Lee was appointed to serve as a member of the Board.  Mr. Lee serves as Vice President Member Relations, Midwest Region, of Members United Corporate Federal Credit Union (Members United), which is one of our lenders.  See Note 5 of the accompanying audited consolidated financial statements for December 31, 2009.  In addition, Mark G. Holbrook, our Chairman and Chief Executive Officer, is a full time employee of ECCU.

From time to time, our Board and members of our executive management team have purchased investor notes from us.  One of our Board members, Mr. Art Black, is the beneficial owner of a living trust that holds $220,863 of our Class A Notes.

On October 30, 2007, we completed the BMO Facility as our first warehouse mortgage financing facility.  Our wholly-owned subsidiary, MPF, was formed to acquire mortgage loans from us or ECCU.  As part of the BMO Facility, MPF entered into a Mortgage Loan Purchase Agreement with ECCU.  For the years ended December 31, 2009 and 2008, MPF acquired $105.0 thousand and 60.3 million in mortgage loans from ECCU, respectively.  ECCU continues to service all mortgage loans that it sells to us or MPF under a servicing agreement.  For the year ended December 31, 2009, we paid ECCU a total of $593.3 thousand in servicing fees.

On May 19, 2009, we sold $19.3 million of loans to Western Federal Credit Union, which is an equity holder of the Company’s Class A Units.  The loans were sold to Western at par.  Proceeds from the sale were used to pay down the BMO Facility.

To assist in evaluating any related transactions we may enter into with a related party, our Board has adopted a Related Party Transaction Policy.  Under this policy, a majority of the members of our Board and majority of our independent Board members must approve a material transaction that we enter into with a related party.  As a result, we anticipate that all future transactions that we undertake with an affiliate or related party will be on terms believed by our management to be no less favorable than are available from unaffiliated third parties and will be approved by a majority of our independent Board members.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2009	2008
Audit and audit-related fees	$127,300	$97,400
Tax fees	17,700	28,600
All other fees	6,100	2,300
Total	$151,100	$128,300

Item 15. EXHIBITS

Exhibit No.	Description
3.1	Articles of Organization - Conversion of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.2	Operating Agreement of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.3	Plan of Conversion of Ministry Partners Investment Corporation, dated September 18, 2008 (1)
3.4	Series A Preferred Unit Certificate of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.5	Articles of Incorporation of Ministry Partners Investment Corporation (2)
3.6	Bylaws of Ministry Partners Investment Corporation (2)
3.7	Certificate of Amendment to Articles of Incorporation dated December 11, 2001 (3)
3.8	Certificate of Amendment to Bylaws dated August 17, 2006 (4)
3.9	Certificate of Determination of Class I Preferred Stock (4)
3.10	Amendatory Certificate of Determination for Class I Preferred Stock dated September 6, 2006 (4)
3.11	Amendatory Certificate of Determination for Class I Preferred Stock dated October 19, 2006 (4)
3.12	Certificate of Determination of Class II Preferred Stock (4)
3.13	Amendatory Certificate of Determination of Class II Preferred Stock dated September 6, 2006 (4)
3.14	Certificate of Amendment to Articles of Incorporated dated October 30, 2007 (5)
3.15	Certificate of Amendment to Bylaws dated October 30, 2007 (5)
3.16	First Amendment to the Operating Agreement of Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (6)
3.17	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (6)
4.1	Supplemental Agreement with Consent of Holders to Loan and Trust Agreement, dated September 30, 2008, by and between Ministry Partners Investment Corporation and U.S. Bank National Association (7)
4.2	Agreement of Resignation, Appointment and Acceptance, dated as of August 7, 2008, by and among Ministry Partners Investment Corporation, King Trust Company, N.A. and U.S. Bank National Association (7)
10.1	Evangelical Christian Credit Union Subordination Agreement dated April 20, 2005 (4)
10.2	Evangelical Christian Credit Union Loan Agreement Extension dated April 5, 2007 (4)
10.3	Residential Purchase Agreement, dated July 1, 2007, by and between Ministry Partners Investment Corporation and Billy M. Dodson (8)

10.4
$10 Million Committed Line of Credit Facility and Security Agreement, dated October 8, 2007, executed by Ministry Partners Investment Corporation in favor of Members United Corporate Federal Credit Union (9)

10.5
$50 Million CUSO Committed Line of Credit Facility and Security Agreement, dated October 8, 2007, executed by Ministry Partners Investment Corporation in favor of Members United Corporate Federal Credit Union (9)

10.6	Mortgage Loan Purchase Agreement, dated October 30, 2007, by and between Evangelical Christian Credit Union and Ministry Partners Funding, LLC (10)
10.7	Mortgage Loan Purchase Agreement, dated October 30, 2007, by and between Ministry Partners Investment Corporation and Ministry Partners Funding, LLC (10)
10.8
Loan, Security and Servicing Agreement, dated October 30, 2007, by and among Ministry Partners Funding, LLC, as Borrower, Fairway Finance Company, LLC, as Lender, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, U.S. Bank National Association, as Custodian and Account Bank, and Lyon Financial Services, Inc., as Back up Servicer (10) (*)

10.9	Promissory Note, dated October 30, 2007, in the amount of $150,000,000 executed by Ministry Partners Funding, LLC to and in favor of Fairway Finance Company, LLC (10)
10.10
Custodial Agreement, dated as of October 30, 2007, by and among Ministry Partners Funding, LLC, as Borrower, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, Lyon Financial Services, Inc., as Back-Up Servicer, and U.S. Bank National Association, as Custodian (10)

10.11
Collection Account Control Agreement, dated as of October 30, 2007, by and among Ministry Partners Funding, LLC, as Borrower, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, and U.S. Bank National Association, as Account Bank (10)

10.12
Reserve Account Control Agreement, dated as of October 30, 2007, by and among Ministry Partners Funding, LLC, as Borrower, BMO Capital Markets Corp., as Agent, and U.S. Bank National Association, as Account Bank (10)

10.13	ISDA Master Agreement, dated as of October 22, 2007, by and between Ministry Partners Funding, LLC and Bank of Montreal (10)
10.14	CUSO Line of Credit Facility Note and Security Agreement, dated May 14, 2008, executed by Ministry Partners Investment Corporation in favor of Members United Corporate Federal Credit Union (11)
10.15	Office Lease, dated November 4, 2008, by and between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (11)
10.16	Equipment Lease, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (11)
10.17	Professional Services Agreement, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (11)
10.18	Waiver by and among Ministry Partners Funding, LLC, Evangelical Christian Credit Union and BMO Capital Markets Corp., effective as of May 5, 2009 (12)
10.19	Mortgage Loan Participation Purchase and Sale Agreement by and between Ministry Partners Investment Company, LLC, and Western Federal Credit Union, dated May 1, 2009 (13)
10.20
Omnibus Amendment to Loan, Security and Servicing Agreement and Fee Agreement, effective as of June 5, 2009, by and among Ministry Partners Funding, LLC, Fairway Finance Company, LLC, as Lender, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, U.S. Bank National Association and Lyon Financial Services, Inc. (14)

10.21	Waiver by and among Ministry Partners Funding, LLC, Evangelical Christian Credit Union and BMO Capital Markets Corp., effective as of July 15, 2009 (15)
10.22
Omnibus Amendment No. 2 to Loan, Security and Servicing Agreement and Fee Agreement, effective as of September 30, 2009, by and among Ministry Partners Funding, LLC, Fairway Finance Company, LLC, as Lender, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, U.S. Bank National Association and Lyon Financial Services, Inc. (16)

10.23	Loan and Security Agreement by and between Ministry Partners Investment Company, LLC, and Western Corporate Federal Credit Union, dated November 30, 2009 (17)
10.24	Promissory Note by and between Ministry Partners Investment Company, LLC, and Western Corporate Federal Credit Union, dated November 30, 2009 (17)
10.25
Payoff and Bailee Letter entered into by and among Ministry Partners Funding, LLC, and BMP Capital Markets Corp., as agent, Fairway Finance Company, LLC, as lender, MPF, as borrower; Evangelical Christian Credit Union, as servicer; Lyon Financial Services, Inc., d/b/a U.S. Bank Portfolio Services, as back-up servicer; U.S. Bank National Association, as custodian; and Western Corporate Federal Credit Union, as the replacement lender, dated November 30, 2009 (17)

21.1	List of Subsidiaries (6)
23.1	Consent of Hutchinson and Bloodgood LLP (6)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (6)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (6)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to Registration Statement on Form SB-2 filed on November 19, 1997, as amended.
(3)	Incorporated by reference to Registration Statement on Form SB-2 filed on May 24, 2001, as amended.
(4)	Incorporated by reference to Registration Statement on Form SB-2 filed on April 10, 2007, as amended.
(5)	Incorporated by reference to the Current Report on Form 8-K filed on November 26, 2007.
(6)	Filed herewith
(7)	Incorporated by reference to the Definitive Schedule 14C Information Statement filed by the Company on September 8, 2008.
(8)	Incorporated by reference to the Report on Form 10-QSB filed by the Company on November 16, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on October 15, 2007.
(10)	Incorporated by reference to the Report on Form 10-KSB filed by the Company on April 11, 2008.
(11)	Incorporated by reference to the Report on Form 10-KSB filed by the Company on April 14, 2009.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 12, 2009.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 15, 2009.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 17, 2009.
(15)	Incorporated by reference to the Report on Form 10-Q filed by the Company on August 14, 2009.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on October 13, 2009.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 4, 2009.
*	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

Dated: March 29, 2010	By: /s/ Billy M. Dodson
Billy M. Dodson,
President
(Principal Executive Officer)

Dated: March 29, 2010	By: /s/Susan B. Reilly
Susan B. Reilly,
Vice President of Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Billy M. Dodson
President (Principal Executive Officer)
Date:  March 29, 2010

/s/ Susan B. Reilly
Vice President of Finance
(Principal Accounting Officer)
Date:  March 29, 2010

/s/ Mark G. Holbrook
Chairman, Board of Managers, Chief
    Executive Officer
Date:  March 29, 2010

/s/ Van C. Elliott
Secretary, Manager
Date:  March 29, 2010

/s/ Arthur G. Black
Manager
Date:  March 29, 2010

/s/ Juli Anne S. Callis
Manager
Date:  March 29, 2010

/s/ Jeffrey T. Lauridse
Manager
Date:  March 29, 2010

/s/ R. Michael Lee
Manager
Date:  March 29, 2010

/s/ Randolph P. Shepard
Manager
Date:  March 29, 2010