Form 10-Q
period 2010-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2010-05-17
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

At March 31, 2010, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
 (Dollars in Thousands Except Unit Data)

	2010	2009
Assets:	(Unaudited)	(Audited)

Cash	$12,182	$9,980

Loans receivable, net of allowance for loan losses of $1,798 and $1,701 as of March 31, 2010 and December 31, 2009, respectively	195,434	196,858

Accrued interest receivable	887	956

Property and equipment, net	277	247

Debt issuance costs	387	419

Other assets	470	294

Total assets	$209,637	$208,754

Liabilities and members’ equity

Liabilities:

Borrowings from financial institutions	$125,209	$125,759

Notes payable	70,928	69,527

Accrued interest payable	327	142

Other liabilities	339	472

Total liabilities	196,803	195,900

Members' Equity:

Series A preferred units, 1,000,000 units authorized, 117,600 units issued and outstanding at March 31, 2010 and December 31, 2009 (liquidation preference of $100 per unit)	11,760	11,760

Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2010 and December 31, 2009	1,509	1,509

Accumulated deficit	(310)	(343)

Accumulated other comprehensive loss	(125)	(72)

Total members' equity	12,834	12,854

Total liabilities and members' equity	$209,637	$208,754

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands)
	Three months ended March 31,
	2010	2009
Interest income:

Interest on loans	$2,942	$4,108

Interest on interest-bearing accounts	38	113

Total interest income	2,980	4,221

Interest expense:

Borrowings from financial institutions	1,326	1,973

Notes payable	727	883

Total interest expense	2,053	2,856

Net interest income	927	1,365

Provision for loan losses	97	168

Net interest income after provision for loan losses	830	1,197

Non-interest income	57	2

Non-interest expenses:

Salaries and benefits	409	357

Marketing and promotion	2	8

Office operations	176	345

Legal and accounting	181	235

Total non-interest expenses	768	945

Income before provision for income taxes	119	254

Provision for income taxes	2	--

Net income	$117	$254

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Dollars in Thousands)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$117	$254

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	12	11

Amortization of deferred loan fees	(18)	(25)

Amortization of debt issuance costs	54	102

Provision for loan losses	97	168

Accretion of allowance for loan losses on restructured loans	--	(1)

Accretion of loan discount	--	(2)

Changes in:

Accrued interest receivable	69	65

Other assets	(229)	45

Other liabilities and accrued interest payable	54	35

Net cash provided by operating activities	156	652

CASH FLOWS FROM INVESTING ACTIVITIES:

Loan purchases	(204)	(2,170)

Loan originations	(90)	(80)

Loan sales	--	2,184

Loan principal collections, net	1,639	12,452

Purchase of property and equipment	(42)	(27)

Net cash provided by investing activities	1,303	12,359

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in bank borrowings from financial institutions	(550)	(6,340)

Net changes in notes payable	1,401	(1,602)

Debt issuance costs	(22)	--

Dividends paid on preferred units	(86)	(103)

Net cash provided (used) by financing activities	743	(8,045)

Net increase in cash	$2,202	$4,966

Cash at beginning of period	9,980	14,889

Cash at end of period	$12,182	$19,855

Supplemental disclosures of cash flow information

Interest paid	$1,868	$2,716

Change in value of interest rate swap	--	344

Change in value of market cap	53	--

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiary, Ministry Partners Funding, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2009 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the results for the full year.

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

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by the Company for later securitization.  MPF’s loan purchasing activity continued through early 2009, after which its operations ceased and its assets, including loans, were transferred to the Company.  All liabilities of MPF have been paid off.  MPF is now inactive as of December 31, 2009. The Company plans to maintain MPF for possible future use as a financing vehicle to effect securitized debt transactions.  MPF did not securitize any of its loans.

On November 13, 2009, we formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty will provide loan brokerage and other real estate services to churches and ministries in connection with the Company’s mortgage financing activities . On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker.  As of March 31, 2010, we had brokered one loan through MP Realty.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, MPF and MP Realty.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The allowance for loan losses and fair value of our financial instruments represents a significant estimate made by management.  Management believes that the allowance for loan losses is adequate.

Cash

We maintain deposit accounts with other institutions with balances that may exceed federally insured limits. We have not experienced any losses in such accounts.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs and loan discounts. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees and costs are deferred and recognized as an adjustment to the related loan yield using the straight-line method, which results in an amortization that is materially the same as the interest method.  Loan discounts represent an offset against interest income which has been added to loans that have been restructured.  Loan discounts are accreted to interest income over the restructured term of the loans using the straight-line method, which approximates the interest method.

The accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  The specific component relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows expected to be received from such loan, or the observable market price of the impaired loan, is lower than the carrying value of that particular loan.

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

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and are classified as impaired.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loans’s effective rate at inception.

Interest Rate Swap and Interest Rate Cap Agreements

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

Conversion to LLC

Effective as of December 31, 2008, we converted our form of organization from a corporation organized under California law to a limited liability company organized under the laws of the State of California.  With the filing of Articles of Organization-Conversion with the California Secretary of State, the separate existence of Ministry Partners Investment Corporation ceased and the entity continued by operation of law under the name Ministry Partners Investment Company, LLC.

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

Effective December 31, 2008, we converted our form of organization from a C corporation to a California limited liability company (the “LLC”).  As an LLC, we are treated as a partnership for income tax purposes.  As a result, we are no longer a tax-paying entity for federal or state income tax purposes, and no federal or state income tax will be recorded in our financial statements after the date of conversion.  Income and expenses of the entity will be passed through to the members of the LLC for tax reporting purposes. As an LLC, we are subject to the California $800 minimum tax and gross receipts fees of approximately $12,000 per year for years ending on and after December 31, 2009.

In November, 2009, we formed MP Realty as a California corporation to provide loan brokerage and other real estate services.  MP Realty was organized as a C corporation under the Internal Revenue Code and, as a result, will be subject to state and and federal income taxes on its earnings.

Although the Company is  no longer a U.S. income tax-paying entity beginning in 2009, we are nonetheless subject to Accounting Standards Codification 740 (formally FIN48), Income Taxes (“ASC 740”), for all “open” tax periods for which the statute of limitations has not yet run.  ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Adoption of the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position did not have an impact on our financial statements.

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement did not have an affect on the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.   These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

2. Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $8.9 million and $5.9 million at March 31, 2010 and December 31, 2009, respectively. Interest earned on funds held with ECCU totaled $35.5 thousand and $90.8 thousand for the three months ended March 31, 2010 and 2009, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $48.2 thousand and $51.7 thousand for the three months ended March 31, 2010 and 2009, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU and a mortgage loan purchase agreement entered into by and between MPF and ECCU, we purchased $203.9 thousand and $2.2 million of loans from ECCU during the three months ended March 31, 2010 and 2009, respectively.  This includes $65.0 thousand of mortgage loans purchased by MPF during the three months ended March 31, 2009.  We recognized $2.6 million and $3.7 million of interest income on loans purchased from ECCU during the three months ended March 31, 2010 and 2009, respectively.  ECCU currently acts as the servicer for any loans we purchase from ECCU.  We paid loan fees to ECCU of $7.4 thousand and $211.7 thousand in the three months ended March 31, 2010 and March 31, 2009, respectively.  There are no loans held by MPF as of March 31, 2010.

From time to time, we or our wholly-owned subsidiary, MPF, have sold our mortgage loan investments to ECCU in isolated sales for short term liquidity purposes.  In addition, federal credit union regulations require that a borrower must be a member of a participating credit union in order for a loan participation to be an eligible investment for a federal chartered credit union.  ECCU has from time to time repurchased from MPIC fractional participations in our loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Administration rules when we were selling participations in those loans to federal credit unions.  During the three month period ended March 31, 2010, we did not sell any loan participation interests or whole loans to ECCU.  Each sale or purchase of a mortgage loan investment or participation interest was consummated under our Related Party Transaction Policy that has been adopted by our managers.  No gain or loss was incurred on these sales.  A total of $2.2 million of whole loans were sold back to ECCU during the three month period ended March 31, 2009.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans made by ECCU, and also purchase entire church mortgage loans from ECCU.  Loans yielded a weighted average of 6.22% as of March 31, 2010, compared to a weighted average yield of 6.61% as of March 31, 2009. ECCU currently acts as our servicer for these loans, charging a service fee of up to 288 basis points to us.

Allowance for Loan Losses

An allowance for loan losses of $1.78 million as of March 31, 2010 and $1.70 million as of December 31, 2009 has been established for loans receivable. We have not experienced a loan charge-off during the three month period ended March 31, 2010. The Company has had no experience of loan loss. Management believes that the allowance for loan losses as of March 31, 2010 and December 31, 2009 is appropriate. Changes in the allowance for loan losses are as follows for the three months ended March 31, 2010 and the year ended December 31:

	2010	2009

Balance, beginning of year	$1,701	$489
Provisions for loan losses	97	1,322
Accretion of allowance related to
restructured loans	--	(110)

Balance, end of year	$1,798	$1,701

Non-Performing Loans

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

	March 31	December 31	March 31
	2010	2009	2009

Impaired loans with an allowance for loan loss	$8,353	$8,215	$--
Impaired loans without an allowance for loan loss	16,916	22,314	12,952
Total impaired loans	$25,269	$30,529	$12,952

Allowance for loan losses related to impaired loans	$932	$809	$--

Total non-accrual loans	$21,373	$25,337	$2,754

Total loans past due 90 days or more and still accruing	--	--	--

We had thirteen nonaccrual loans as of March 31, 2010, down from fourteen nonaccrual loans at December 31, 2009.  As of March 31, 2010, we have had no history of foreclosures on any secured borrowings, but we have four loans totaling $9.2 million that are in foreclosure proceedings.  There is a reserve of $722 thousand on these loans.

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

On August 27, 2008, we borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month London Inter-Bank Offered Rate (“LIBOR”) plus 100 basis points to be reset monthly.  No new borrowings may be made under this loan facility.  As of March 31, 2010 and December 31, 2009, there was a $10.0 million outstanding balance on the Members United $10 Million LOC.

As of March 31, 2010 and December 31, 2009, the balance on the $100 Million CUSO Line was $87.7 million and $87.9 million, respectively, and the weighted average interest rate on our borrowings under this facility was 4.32% and 4.29%, respectively.  At March 31, 2010, the LIBOR rate for the loan facility was .25%.  Pursuant to the terms of our promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

In September 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and the Company entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On or before May 21, 2010, the interest rates on three of the tranches of these term loans in the amounts of $3.0 million, $67.4 million and $5.4 million are scheduled to be adjusted.

Future interest rate re-set dates of the tranches within the $10 Million LOC and $100 Million CUSO Line during the twelve month periods ending March 31, 2011, and 2012, are as follows:

2011	$75,775
2012	21,900
$97,675

We are continuing to negotiate with Members United regarding the interest rate to be charged on this facility once the outstanding amounts that become due are termed out over a five year period with a 30 year amortization schedule.  The interest rate on the $24 million tranche that was scheduled for adjustment on July 6, 2009 has been extended on a month-to-month basis at a variable rate equal to the Federal Funds open rate plus 1.25%.  The $42 million tranche that was scheduled to be adjusted in July, 2009 has been adjusted to a rate of 6.5%.  On February 1, 2010, the $24 million and $42 million tranches were rolled over and consolidated into a $66 million at an annual rate of 4.49%.  While we anticipate that we will be able to successfully restructure our debt obligations with Members United on the $75.8 million and $11.9 million tranches on the $100 Million CUSO Line that mature in 2010 and 2011, respectively, failure to reach acceptable terms on this facility could have a material adverse effect on our results of operations.

Both credit facilities are recourse obligations secured by designated mortgage loans. We must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of March 31, 2010 and December 31, 2009, approximately $112.1 million and $108.9 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. We have the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and our other debt, and to provide Members United with current financial statements and reports.  We were in compliance with these covenants as of March 31, 2010.

BMO Facility

In 2007, we formed a wholly-owned special purpose subsidiary, MPF, for the sole purpose of purchasing and warehousing church and ministry mortgage loans bought from us or ECCU for later securitization.  On October 30, 2007, we expanded its capabilities to originate and securitize qualifying church mortgage loans by entering into a $150 million credit facility with Fairway Finance Company, LLC, as lender, and BMO Capital Markets Corp., as agent ( the “ BMO Facility”).  The Bank of Montreal agreed to serve as liquidity agent for the BMO Facility. The line was secured by a first priority interest in eligible receivables of MPF. All of MPF’s loans receivable were pledged as collateral for the BMO Facility.

Effective as of November 30, 2009, MPF paid off and retired the BMO Facility using funds obtained from a $28 million term loan and security agreement entered into with Western Corporate Federal Credit Union (the “WesCorp Loan”).  As of March 31, 2010, there was no outstanding balance due on the BMO Facility and all mortgage loans held in the facility were transferred to Western Corporate Federal Credit Union ( “Wes Corp”) to serve as collateral for the WesCorp Loan.

WesCorp Facility

On November 30, 2009, we entered into a Loan and Security Agreement with WesCorp.  WesCorp is a federally chartered credit union located in San Dimas, California.  The agreement provides for a secured $28 million term loan, referred to as the “WesCorp Facility.”  $24.6 million of the proceeds were used to pay the remaining principal and interest on the BMO Facility.  The remainder of the proceeds were advanced in cash and will be used to make monthly payments on the WesCorp Facility, as well as for other cash needs as they arise.

The WesCorp Facility carries a fixed interest rate of 3.95% per year.  Interest on the outstanding balance of the loan is payable on the last day of each month, along with a fixed principal payment of $116.7 thousand.  The balance of the principal, $24.7 million, is due in full when the facility matures on March 30, 2012.  We have the option to prepay any or all of the principal balance at any point prior to the maturity date subject to a prepayment penalty.  The loan is secured by the remaining eligible loans that were pledged to BMO at the time of the payoff and transferred to WesCorp to serve as collateral for the WesCorp Loan.  These loans totaled $57.6 million and $58.7 million at March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010 and December 31, 2009 there was $27.5 million and $27.9 million, respectively, outstanding on the WesCorp Facility.

The agreement contains a number of standard borrower covenants, including affirmative covenants that require the Company to refrain from making certain guarantees or endorsements, refrain from making material changes to other credit facilities, and maintain a debt to tangible net worth ratio of less than 15 to one.  The agreement also contains negative covenants requiring the Company to obtain consent for certain transactions related to pledged loans.  The Company was in compliance with these covenants as of March 31, 2010.

5.  Notes Payable

We have the following unsecured notes payable at March 31, 2010 (dollars in thousands):

		Weighted Average Interest Rate
Class A Offering	$50,855	3.74%
Special Offering	7,184	4.43%
Special Subordinated Note	2,737	7.00%
International Offering	412	4.15%
National Alpha Offering (Note 6)	9,740	5.48%
Total	$70,928	4.18%

Future maturities during the twelve month periods ending March 31 are as follows (dollars in thousands):

2011	$38,746
2012	6,476
2013	4,630
2014	6,045
2015	8,371
Thereafter	6,660
$70,928

The National Alpha Offering notes referenced in the table above have been registered in public offerings pursuant to registration statements filed with the U.S. Securities and Exchange Commission (the “Alpha Class Notes”).  All Alpha Class Notes are our unsecured obligations and pay interest at stated spreads over a blended index rate (the “BIR”) which index rate is adjusted every month.  The BIR is the average of the National Index Rate and the Los Angeles Index Rate for financial institutions reported in the applicable edition of the Bank Rate Monitor (TM) in effect on the first day of each month. We reserve the right to change the rates of the Notes we offer more often than monthly.  Interest can be reinvested or paid at the investor’s option.

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Alpha Class Loan and Trust Agreement (the “Alpha Class Trust Indenture”), of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Alpha Class Trust Indenture, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of March 31, 2010 and December 31, 2009.  Effective April 18, 2008, we discontinued the sale of our Alpha Class Notes.  On October 7, 2008, U.S. Bank National Association succeeded King Trust Company, N.A., as trustee of the Alpha Class Notes under the terms of a trust indenture agreement.

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

6. National Offering

In July 2001, we registered with the U.S. Securities and Exchange Commission (the “SEC”) $25.0 million of Alpha Class Notes issued pursuant to an Alpha Class Trust Indenture which authorized the issuance of up to $50.0 million of such notes.  In April 2003, we registered with the SEC an additional $25.0 million of Alpha Class Notes.  In April 2005, we registered with the SEC $50.0 million of new Alpha Class Notes issued pursuant to the Alpha Class Trust  Indenture which authorized the issuance of up to $200.0 million of such notes.  In May 2007, we registered with the SEC an additional $75.0 million of the new Alpha Class Notes. At March 31, 2010 and December 31, 2009, $9.8 million and $11.8 million of these Alpha Class notes were outstanding, respectively.

In April 2008, we registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and is expected to continue through April 30, 2010.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates we pay on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates we pay on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.  The notes were issued under a  Supplemental Agreement with Consent of Holders to Loan and Trust Agreement (the “US Bank Indenture”) between us and U.S. Bank National Association (“US Bank”).  The Class A Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The US Bank Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at March 31, 2010.  At March 31, 2010, $50.9 million of these Class A Notes were outstanding.

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

On December 31, 2008, upon conversion from a corporation to an limited liability company, our common stock was converted into Class A Common Units under the Plan of Conversion that was adopted by our shareholders.  In accordance with the terms of the Plan of Conversion and Operating Agreement approved by our shareholders and managers, all voting rights are held by the holders of our Class A Common Units.

8.  Interest Rate Swaps and Caps

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

At March 31, 2010, information pertaining to outstanding interest rate cap agreements that we have used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$20,000
Strike Price	1.50%
Weighted average maturity in years	1.17
Fair value of interest rate caps	$15
Unrealized loss relating to interest rate caps	$125

These agreements provide for us to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”)) when the index interest rate exceeds 1.50%. This rate was 0.25% and 0.23% at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, the unrealized loss relating to interest rate caps was recorded in other assets.  Changes in the fair value of interest rate caps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

We reclassified $2.8 thousand into interest expense and $2.4 thousand against retained earnings during the three months ended March 31, 2010.

At March 31, 2010, we had no outstanding interest rate swap contracts.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

The net amount of other comprehensive income reclassified into interest expense related to interest rate swaps during the three months ended March 31, 2009 was $542 thousand.

Risk management results for the three month period ended March 31, 2010 related to the balance sheet hedging of our long-term debt indicate that the hedges were highly effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

9.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss.  The components of other comprehensive income (loss) are shown below for the three months ended March 31 and the year ended December 31.  No tax effect is recognized since the Company is not a tax-paying entity.

	2010	2009

Change in fair value of derivatives used for cash flow hedges
Interest rate swaps	$--	$518,000
Interest rate caps	53,000	(72,000)
	53,000	446,000

Tax effect	--	--

Net of tax amount	$53,000	$446,000

10.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Administaff 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the amount and percentage of which is annually determined by the managers. Matching contributions for the three months ended March 31, 2010 and the year ended March 31, 2009 were $8.6 thousand and $9.3 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. Contributions for the plan year ended December 31, 2009 was $10.3 thousand.  No profit sharing contribution has been made or approved for the three months ended March 31, 2010.

11.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $2.9 million at March 31, 2010 and $3.0 million at December 31, 2009.

12. Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

Effective January 1, 2009, the Company fully adopted ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly  transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or paramters.  Where observable prices or inputs are not available, valuation techniques that utilize management’s estimates and judgments are applied.  ASC 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures.

Measurements of fair value are classified within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following sections describe the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash	$12,182	$12,182	$9,980	$9,980
Loans receivable	195,434	193,660	196,858	194,713
Accrued interest receivable	887	887	956	956
Interest rate caps	15	15	73	73
Financial liabilities:
Notes payable	70,928	70,658	69,527	69,117
Bank borrowings	125,209	123,618	125,759	123,997
Accrued interest payable	327	327	142	142
Dividends payable	82	82	85	85

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2010 and December 31, 2009.

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

Notes Payable – The fair value of fixed maturity notes is estimated by discounting the future cash flows using the rates currently offered for notes payable of similar remaining maturities.  The discount rate is estimated by Company management by using market rates which reflect the interest rate risk inherent in the notes.

Borrowings from Financial Institutions – The fair value of borrowings from financial institutions are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. The discount rate is estimated Company management by using market rates which reflect the interest rate risk inherent in the notes.

Derivative Financial Instruments – The fair values for interest rate swap agreements and interest rate caps are based upon the amounts required to settle the contracts.

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2010 and December 31, 2009.

Fair Value Measured on a Recurring Basis

The table below presents the balance of assets measured at fair value on a recurring basis and the level of inputs used to measure fair value:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

At March 31, 2010
Interest Rate caps (asset)	--	$15	--	$15

At December 31, 2009
Interest Rate caps (asset)	--	$73	--	$73

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Impaired loans	$-	$8,227	$17,042	$25,269

Assets:
Impaired loans	$-	$8,086	$22,443	$30,529

Collateral-dependent impaired loans are carried at the fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral. The fair value of collateral is determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Otherwise, collateral-dependent impaired loans are categorized under Level 2.

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

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2010 and March 31, 2009 and should be read in conjunction with the financial statements and the accompanying Notes thereto.

Results of Operations

Three Months Ended March 2010 vs. Three Months Ended March 31, 2009

During the three months ended March 31, 2010, we had a net income of $117 thousand as compared to a net income of $254 thousand for the three months ended March 31, 2009. This decrease is attributable primarily to a decrease in net interest margin, which has occurred as the loans receivable balance has declined due to loan sales and payoffs.  Net interest income after provision for loan losses decreased to $830 thousand, a decrease of $367 thousand, or 31%, from $1.2 million for the three months ended March 31, 2009.  This decrease is primarily attributable to a decrease in our average mortgage loan investment portfolio from $253.5 million at March 31, 2009 to $197.7 million at March 31, 2010.  Our cost of funds (i.e., interest expense) decreased to $2.1 million, a decrease of $803 thousand or 28%, for the three months ended March 31, 2010, as compared to $2.9 million for the three months ended March 31, 2009.  This is due primarily to the paydown and payoff of the BMO Facility during 2009.

Our non-interest operating expenses for the three months ended March 31, 2010 decreased to $768 thousand from $945 thousand for the same period ended March 31, 2009, a decrease of 19%. Office operation expenses were reduced by a decrease in loan servicing expenses related to our mortgage loan investments, which have all since been sold or transferred to the Company.  Legal expenses also decreased during 2010.  These expenses have decreased as all of the legal fees related to the BMO Facility were amortized in full during 2009.  The decreases in office operations expense and legal expenses were offsets somewhat by the increase in salaries and benefits expense.  This increase is due to the hire of four additional employees since March 31, 2009.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)

	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$11,111	$38	1.36%	$15,830	$113	2.84%
Total loans [1]	197,687	2,942	5.95%	253,515	4,108	6.48%
Total interest-earning assets	208,798	2,980	5.71%	269,345	4,221	6.27%

Liabilities:
Public offering notes – Class A	47,892	444	3.71%	39,523	431	4.37%
Public offering notes – Alpha Class	10,750	144	5.35%	21,164	282	5.33%
Special offering notes	7,892	89	4.51%	13,415	162	4.83%
International notes	406	4	4.28%	558	7	5.27%
Subordinated notes	2,716	46	6.78%	---	---	--
Bank borrowings	125,600	1,326	4.22%	182,080	1,973	4.34%

Total interest-bearing liabilities	$195,256	2,053	4.21%	$256,740	2,856	4.45%

Net interest income		$927			$1,365
Net interest margin [2]			1.78%			2.04%

[1] Loans are net of deferred fees and loan discounts
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets decreased to $208.8 million during the three months ended March 31, 2010, from $269.3 million during the same period in 2009, a decrease of $60.5 million or 22%. The average yield on these assets decreased to 5.71% for the three months ended March 31, 2010 from 6.27% for the three months ended March 31, 2009. This average yield decrease was related to the decrease in interest rates on interest-earning accounts with other financial institutions as well the sale of relatively high yield loans during 2009. Average interest-bearing liabilities, consisting of notes payable, decreased to $195.3 million during the three months ended March 31, 2010, from $256.7 million during the same period in 2009. The average rate paid on these notes decreased to 4.21% for the three months ended March 31, 2010, from 4.45% for the same period in 2009. The decrease on the average interest rate paid on these liabilities was primarily related to the decrease on rates offered to note holders, as the underlying rates for those notes have decreased.

Net interest income for the three months ended March 31, 2010, was $927 thousand, which was a decrease of $438 thousand, or 32% for the same period in 2009.  Net interest margin decreased 26 basis points to 1.78% for the quarter ended March 31, 2010, compared to 2.04% for the quarter ended March 31, 2009. The decrease in the net interest margin was related to the substantial decrease in the yield received on interest-earning accounts, as well as the decrease in loan yield.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months Ended March 31, 2010 vs. 2009
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(27)	$(48)	$(75)
Total loans	(854)	(274)	(1,128)
	(881)	(322)	(1,203)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	83	(72)	11
Public offering notes – Alpha Class	(139)	1	(138)
Special offering notes	(63)	(10)	(73)
International notes	(2)	(1)	(3)
Subordinated notes	47	--	47
Other	(597)	(50)	(647)
	(671)	(132)	(803)
Change in net interest income	$(210)	$(190)	$(400)

Liquidity and Capital Resources

Three months Ended March 31, 2010 vs. Three months Ended December 31, 2009

The net increase in cash during the three months ended March 31, 2010 was $2.2 million, as compared to a net increase of $5.0 million for the three months ended March 31, 2009, a decrease of $2.8 million. Net cash provided by operating activities totaled $156 thousand for the three months ended March 31, 2010, as compared to net cash provided by operating activities of $652 thousand for the same period in 2009. This decrease is attributable primarily to a decrease in net income and an increase in other assets over the same period in 2009.

Net cash provided by investing activities totaled $1.3 million during the three months ended March 31, 2010, as compared to $12.4 million used during the three months ended March 31, 2009, a decrease in cash of $11.1 million. This decrease is primarily attributable to a decrease in the amount of loan payoffs and sales over the same period in 2009.

Net cash provided by financing activities totaled $743 thousand for the three month period ended March 31, 2010, an increase in cash of $8.8 million from $8.0 million used in financing activities during the three months ended March 31, 2009. This difference is attributable to an increase in investor note sales.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the three months ended March 31, 2010, our investors renewed their debt securities investments at a 73% rate.  During the three months ended March 31, 2009, 78% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.

At March 31, 2010, our cash, which includes cash reserves and cash available for investment in the mortgage loans, was $12.2 million, an increase of $2.2 million from $10.0 million at December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2010.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred in the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 17, 2010

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant) By: /s/ Susan B. Reilly
Susan B. Reilly,
Principal Accounting Officer