Form 10-Q
period 2010-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2010-08-16
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of  “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

At June 30, 2010, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	F-1

Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	F-2

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	F-3

Notes to Consolidated Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	8

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	8
Item 1A. Risk Factors	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	9
Item 4. Submission of Matters to a Vote of Security Holders	9
Item 5. Other Information	9
Item 6. Exhibits	9

SIGNATURES	9

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

Exhibit 32.2 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
 (Dollars in Thousands Except Unit Data)

	2010	2009
Assets:	(Unaudited)	(Audited)

Cash	$9,237	$9,980
Loans receivable, net of allowance for loan losses of $2,620 and $1,701 as of June 30, 2010 and December 31, 2009, respectively	193,134	196,858
Accrued interest receivable	875	956
Property and equipment, net	274	247
Debt issuance costs	365	419
Other assets	358	294
Total assets	$204,243	$208,754
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$124,659	$125,759
Notes payable	67,311	69,527
Accrued interest payable	135	142
Other liabilities	92	472
Total liabilities	192,197	195,900
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,600 units issued and outstanding at June 30, 2010 and December 31, 2009 (liquidation preference of $100 per unit)	11,760	11,760
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2010 and December 31, 2009	1,509	1,509
Accumulated deficit	(1,098)	(343)
Accumulated other comprehensive loss	(125)	(72)
Total members' equity	12,046	12,854
Total liabilities and members' equity	$204,243	$208,754

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income:
Interest on loans	$2,956	$3,656	$5,936	$7,763
Interest on interest-bearing accounts	32	98	70	211
Total interest income	2,988	3,754	6,006	7,974
Interest expense:
Borrowings from financial institutions	1,334	1,577	2,660	3,550
Notes payable	724	855	1,451	1,699
Total interest expense	2,058	2,432	4,111	5,287
Net interest income	930	1,322	1,895	2,687
Provision for loan losses	843	90	978	258
Net interest income after provision for loan losses	87	1,232	917	2,429
Non-interest income	1	3	58	5
Non-interest expenses:
Salaries and benefits	317	325	726	682
Marketing and promotion	16	7	18	15
Office operations	297	327	473	672
Legal and accounting	150	152	331	387
Total non-interest expenses	780	811	1,548	1,756
Income (loss) before provision for income taxes	(692)	424	(573)	678
Provision for income taxes	(2)	--	--	--
Net income (loss)	$(690)	$424	$(573)	$678

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in Thousands)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(573)	$678
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	25	23
Amortization of deferred loan fees	(39)	(33)
Amortization of debt issuance costs	110	242
Provision for loan losses	978	258
Accretion of allowance for loan losses on restructured loans	(42)	(12)
Accretion of loan discount	(23)	(23)
Changes in:
Accrued interest receivable	82	236
Other assets	(109)	160
Other liabilities and accrued interest payable	(387)	(87)
Net cash provided by operating activities	22	1,442
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(303)	(6,088)
Loan originations	(1,185)	(151)
Loan sales	--	21,454
Loan principal collections, net	4,319	19,574
Purchase of property and equipment	(52)	(27)
Net cash provided by investing activities	2,779	34,762
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(1,100)	(35,428)
Net changes in notes payable	(2,217)	(2,043)
Debt issuance costs	(57)	(240)
Purchase of interest rate caps	--	(148)
Dividends paid on preferred units	(170)	(215)
Net cash used by financing activities	(3,544)	(38,074)
Net decrease in cash	$(743)	$(1,870)
Cash at beginning of period	9,980	14,889
Cash at end of period	$9,237	$13,019
Supplemental disclosures of cash flow information
Interest paid	$2,065	$5,135
Change in value of interest rate swap	$--	$(518)
Change in value of market cap	$(53)	$--
Reclassification of loans held for investment to loans held for sale	$--	$49,823

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “MPIC”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC , MP Realty, Inc.,  and MP Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2009 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the results for the full year.

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

In 2007, the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by the Company for later securitization.  MPF’s loan purchasing activity continued through early 2009, after which its operations ceased and its assets, including loans, were transferred to the Company.  All liabilities of MPF have been paid off.  MPF was inactive as of December 31, 2009. The Company plans to maintain MPF for possible future use as a financing vehicle to effect securitized debt transactions.  MPF did not securitize any of its loans.

On November 13, 2009, we formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty will provide loan brokerage and other real estate services to churches and ministries in connection with the Company’s mortgage financing activities . On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker.  As of June 30, 2010, we had brokered one loan through MP Realty.

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  Effective as of July 14, 2010, MP Securities was qualified to transact business in the State of California.  MP Securities intends to register as a broker dealer firm with the U.S. Securities and Exchange Commission and has applied for membership with the Financial Institutions Regulatory Authority (“FINRA”).  Once MP Securities becomes a member of FINRA, it will provide financing solutions for churches, charitable institutions and faith-based organizations and act as an underwriter and selling agent for securities offered by such entities. MP Securities will also offer debt securities, as well as provide securities brokerage and underwriting services to other credit unions and credit service organizations, and the customers and institutions they serve. MP Securities will also provide consulting and advisory services to churches and religious organizations that need assistance in their efforts to gain access to and/or raise funds for acquisition of, development, construction, rehabilitation, and refinancing of land, buildings and other facilities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, MPF, MP Realty and MP Securities.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs and loan discounts. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees and costs are deferred and recognized as an adjustment to the related loan yield using the straight-line method, which results in an amortization accrual that is not materially different from applying the interest method.  Loan discounts represent an offset against interest income which has been added to loans that have been restructured.  Loan discounts are accreted to interest income over the restructured term of the loan using the straight-line method, which approximates the interest method.

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

Allowance for Loan Losses

We set aside an allowance or reserve for loan losses through charges to earnings, which are shown in our Consolidated Statements of Operations as the provision for loan losses, at a level that in management’s judgment is adequate to cover losses inherent in our loan portfolio at the balance sheet date.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon our periodic review of the collectibility of the loans in light of historical experience, detailed reviews of individual loans, levels and trends in non-performing and past due loans, collateral values of properties securing loans, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  In support of collateral values, we obtain updated valuations for our non-performing loans on at least an annual basis.  For non-performing loans that proceed to foreclosure actions, we generally obtain updated valuations as part of any effort made to work out or restructure a troubled loan.

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  The specific component relates to loans that are classified as impaired.  Individually impaired loans are measured based on the present value of payment expected to be received, observable market prices, or for loans that are solely dependent on the the collateral for repayment, the estimated fair value of the collateral less estimated costs to sell.  If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as a component of the allowance for loan losses.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the original contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as employee benefit costs in the period incurred.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.   These new disclosure requirements were effective for the period ended June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  The Company does not expect adoption of this ASU to have a significant effect on the Company’s consolidated financial statement disclosure.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $6.9 million and $5.9 million at June 30, 2010 and December 31, 2009, respectively. Interest earned on funds held with ECCU totaled $65.4 thousand and $179.8 thousand for the six months ended June 30, 2010 and 2009, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $97.1 thousand and $101.7 thousand for the six months ended June 30, 2010 and 2009, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU and a mortgage loan purchase agreement entered into by and between MPF and ECCU, we purchased $302.7 thousand and $6.0 million of loans from ECCU during the six months ended June 30, 2010 and 2009, respectively.  This includes $65.0 thousand of mortgage loans purchased by MPF during the six months ended June 30, 2009.  We recognized $5.1 million and $6.9 million of interest income on loans purchased from ECCU during the six months ended June 30, 2010 and 2009, respectively.  ECCU currently acts as the servicer for any loans we purchase from ECCU.  We paid loan fees to ECCU of $13.8 thousand and $379.9 thousand in the six months ended June 30, 2010 and June 30, 2009, respectively.  There are no loans held by MPF as of June 30, 2010.

From time to time, we or our wholly-owned subsidiary, MPF, have sold our mortgage loan investments to ECCU in isolated sales for short term liquidity purposes.  In addition, federal credit union regulations require that a borrower must be a member of a participating credit union in order for a loan participation to be an eligible investment for a federal chartered credit union.  ECCU has from time to time repurchased from MPIC fractional participations in our loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Administration rules when we were selling participations in those loans to federal credit unions.  During the six month period ended June 30, 2010, we did not sell any loan participation interests or whole loans to ECCU.  A total of $2.2 million of whole loans were sold back to ECCU during the six month period ended June 30, 2009.  Each sale or purchase of a mortgage loan investment or participation interest was consummated under our Related Party Transaction Policy that has been adopted by our managers.  No gain or loss was incurred on these sales.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans made by ECCU, and also purchase entire church mortgage loans from ECCU.  Loans yielded a weighted average of 6.35% as of June 30, 2010, compared to a weighted average yield of 6.50% as of June 30, 2009. ECCU currently acts as our servicer for these loans.  On our wholly-owned loans, we pay a servicing fee ranging from 50 to 65 basis points.  We purchase participation loan interests on a net yield basis.

Allowance for Loan Losses

An allowance for loan losses of $2.63 million as of June 30, 2010 and $1.70 million as of December 31, 2009 has been established for our mortgage loan investments.  For the three month period ended June 30, 2009, we established an allowance for loan losses at $617 thousand. Deterioration in two of our non-performing loans accounted for 78% of the increase in the allowances for loan losses from $617 thousand to $2.63 million at June 30, 2010.  Historically, the Company has recorded no loan charge-offs on any of its mortgage loan investments.

Changes in the allowance for loan losses are as follows for the six months ended June 30, 2010 and the year ended December 31:

	2010	2009

Balance, beginning of period	$1,701	$489
Provisions for loan losses	978	1,322
Loan discount adjustment	(17)	--
Accretion of allowance related to
restructured loans	(42)	(110)

Balance, end of period	$2,620	$1,701

Management believes that the allowance for loan losses are adequate to absorb losses inherent in the Company’s loan portfolio.  Management’s determination of the adequacy of the allowance for credit losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future.  New information that becomes available to us and other changes in the factors we use to determine the adequacy of the allowance could cause the allowance for loan losses to be increased or decreased in future periods.

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

	June 30	December 31	June 30
	2010	2009	2009

Impaired loans with an allowance for loan loss	$20,519	$8,215	$3,271
Impaired loans without an allowance for loan loss	7,765	22,314	17,158
Total impaired loans	$28,284	$30,529	$20,429

Allowance for loan losses related to impaired loans	$2,050	$809	$242

Total non-accrual loans	$22,480	$25,337	$9,819

Total loans past due 90 days or more and still accruing	--	--	--

We had thirteen nonaccrual loans as of June 30, 2010, down from fourteen nonaccrual loans at December 31, 2009.  As of June 30, 2010, we have had no history of foreclosures on any secured borrowings, but we have four loans totaling $9.3 million that are in foreclosure proceedings.  There is a reserve of $1,562 thousand on these loans.

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

On August 27, 2008, we borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month London Inter-Bank Offered Rate (“LIBOR”) plus 100 basis points to be reset monthly.  No new borrowings may be made under this loan facility.  As of June 30, 2010 and December 31, 2009, there was a $10.0 million outstanding balance on the Members United $10 Million LOC.

As of June 30, 2010 and December 31, 2009, the balance on the $100 Million CUSO Line was $87.5 million and $87.9 million, respectively, and the weighted average interest rate on our borrowings under this facility was 4.32% and 4.29%, respectively.  At June 30, 2010, the LIBOR rate for the loan facility was .25%.  Pursuant to the terms of our promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

In September 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and the Company entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On February 1, 2010, the Company rolled over two tranches of the $100 Million CUSO line in the amounts of $24 million and $42 million and consolidated these amounts into a single $66 million tranche bearing an annual interest rate of 4.49%.

Future interest rate re-set dates of the tranches within the $10 Million LOC and $100 Million CUSO Line during the twelve month periods ending December 31, 2010, and 2011, are as follows:

2010	$75,575
2011	21,900
$97,475

We are continuing to negotiate with Members United regarding the interest rate to be charged on this facility once the outstanding amounts that become due are termed out over a five year period with a 30 year amortization schedule.  The Company has also continued to work with Members United to establish an interest rate on its outstanding tranches of debt on its $100 Million Cuso Line.  Effective as of May 1, 2010, Members United agreed to set the interest rate at 4.39% on this facility with an aggregate outstanding balance of $75.6 million.  While we anticipate that we will be able to successfully restructure our debt obligations with Members United on the $75.6 million and $21.9 million tranches on the $100 Million CUSO Line and $10 Million LOC that mature in the twelve month period ending on December 31, 2010, and 2011, respectively, failure to reach acceptable terms on this facility could have a material adverse effect on our results of operations.

Both credit facilities are recourse obligations secured by designated mortgage loans. We must maintain collateral in the form of eligible mortgage loans, as defined in the Members United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of June 30, 2010 and December 31, 2009, approximately $110.9 million and $108.9 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. We have the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and our other debt, and to provide Members United with current financial statements and reports.  We were in compliance with these covenants as of June 30, 2010.

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

WesCorp Facility

On November 30, 2009, we entered into a Loan and Security Agreement with Western Corporate Federal Credit Union ( “Wes Corp”).  WesCorp is a federally chartered credit union located in San Dimas, California.  The agreement provides for a secured $28 million term loan, referred to as the “WesCorp Facility.”  $24.6 million of the proceeds were used to pay the remaining principal and interest on the BMO Facility.  The remainder of the proceeds were advanced in cash and will be used to make monthly payments on the WesCorp Facility, as well as for other cash needs as they arise.

The WesCorp Facility carries a fixed interest rate of 3.95% per year.  Interest on the outstanding balance of the loan is payable on the last day of each month, along with a fixed principal payment of $116.7 thousand.  The balance of the principal, $24.7 million, is due in full when the facility matures on March 30, 2012.  We have the option to prepay any or all of the principal balance at any point prior to the maturity date subject to a prepayment penalty.  The loan is secured by the remaining eligible loans that were pledged to BMO at the time of the payoff and transferred to WesCorp to serve as collateral for the WesCorp Loan.  These loans totaled $56.2 million and $58.7 million at June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010 and December 31, 2009, there was $27.2 million and $27.9 million, respectively, outstanding on the WesCorp Facility.

The agreement contains a number of standard borrower covenants, including affirmative covenants that require the Company to refrain from making certain guarantees or endorsements, refrain from making material changes to other credit facilities, and maintain a debt to tangible net worth ratio of less than 15 to one.  The agreement also contains negative covenants requiring the Company to obtain consent for certain transactions related to pledged loans.  The Company was in compliance with these covenants as of June 30, 2010.

5.  Notes Payable

We have the following unsecured notes payable at June 30, 2010 (dollars in thousands):

		Weighted Average Interest Rate
Class A Offering	$48,458	3.95%
Special Offering	8,169	4.01%
Special Subordinated Note	2,785	7.00%
International Offering	355	4.33%
National Alpha Offering (Note 6)	7,544	5.49%
Total	$67,311	4.26%

Future maturities during the twelve month periods ending June 30 are as follows (dollars in thousands):

2011	$33,581
2012	6,483
2013	6,764
2014	4,374
2015	9,780
Thereafter	6,329
$67,311

The National Alpha Offering notes referenced in the table above have been registered in public offerings pursuant to registration statements filed with the U.S. Securities and Exchange Commission (the “Alpha Class Notes”).  All Alpha Class Notes are our unsecured obligations and pay interest at stated spreads over a blended index rate (the “BIR”) which index rate is adjusted every month.  The BIR is the average of the National Index Rate and the Los Angeles Index Rate for financial institutions reported in the applicable edition of the Bank Rate Monitor (TM) in effect on the first day of each month. We reserve the right to change the rates of the Alpha Class Notes we offer more often than monthly.  Interest can be reinvested or paid at the investor’s option.

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Alpha Class Loan and Trust Agreement (the “Alpha Class Trust Indenture”), of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Alpha Class Trust Indenture, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of June 30, 2010 and December 31, 2009.  Effective April 18, 2008, we discontinued the sale of our Alpha Class Notes.  On October 7, 2008, U.S. Bank National Association succeeded King Trust Company, N.A., as trustee of the Alpha Class Notes under the terms of a trust indenture agreement.

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

6.  National Offering

In July 2001, we registered with the U.S. Securities and Exchange Commission (the “SEC”) $25.0 million of Alpha Class Notes issued pursuant to an Alpha Class Trust Indenture which authorized the issuance of up to $50.0 million of such notes.  In April 2003, we registered with the SEC an additional $25.0 million of Alpha Class Notes.  In April 2005, we registered with the SEC $50.0 million of new Alpha Class Notes issued pursuant to the Alpha Class Trust  Indenture which authorized the issuance of up to $200.0 million of such notes.  In May 2007, we registered with the SEC an additional $75.0 million of the new Alpha Class Notes. At June 30, 2010 and December 31, 2009, $9.8 million and $11.8 million of these Alpha Class notes were outstanding, respectively.

In April 2008, we registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This was a "best efforts" offering and continued through April 30, 2010.  In June, 2010, we registered with the SEC an additional $100.0 million of new Class A Notes.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.

The interest rates we pay on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates we pay on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at the Variable Index rate plus a spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.

The notes were issued under a  Supplemental Agreement with Consent of Holders to Loan and Trust Agreement (the “US Bank Indenture”) between us and U.S. Bank National Association (“US Bank”).  The Class A Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The US Bank Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at June 30, 2010.  At June 30, 2010, $48.5 million of these Class A Notes were outstanding.

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

The Series A Preferred Units have a liquidation preference of $100 per unit; have no voting rights; and are subject to redemption in whole or in part at our election on December 31 of any year, for an amount equal to the liquidation preference of each unit, plus any accrued and unpaid Preferred Return and Preferred Distribution on such units. The Series A Preferred Units have priority as to earnings and distributions over our Class A Common Units.  We have a right of first refusal in the event that one of our Class A Common Unit or Series A Preferred Unit holders proposes to sell or transfer such units.  If we fail to pay a Preferred Return for four consecutive quarters, the holders of the Series A Preferred Units have the right to appoint two managers.  Since the Company converted to a limited liability form of organization, it has complied with its obligation to make Preferred Distributions to its Series A Preferred Unit holders.

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

We are exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  We control the credit risk of our financial contracts through credit approvals, limits and monitoring procedures, and do not expect any counterparties to fail their obligations.  When we enter into an interest rate swap or interest rate cap agreement, we deal only with primary dealers, a group that consists of 18 financial institutions that trade with the U.S. Federal Reserve Board.

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

At June 30, 2010, information pertaining to outstanding interest rate cap agreements that we have used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$20,000
Strike Price	1.50%
Weighted average maturity in years	0.92
Fair value of interest rate caps	$4
Unrealized loss relating to interest rate caps	$125

These agreements provide for us to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”) when the index interest rate exceeds 1.50%. This rate was 0.35% and 0.23% at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, the unrealized loss relating to interest rate caps was recorded in other assets.  Changes in the fair value of interest rate caps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

We reclassified $7.8 thousand into interest expense and $8.3 thousand against retained earnings during the six months ended June 30, 2010.

At June 30, 2010, we had no outstanding interest rate swap contracts.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

The net amount of other comprehensive income reclassified into interest expense related to interest rate swaps during the six months ended June 30, 2009 was $542 thousand.

Risk management results for the six month period ended June 30, 2010 related to the balance sheet hedging of our long-term debt indicate that the hedges were highly effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

9.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss.  The components of other comprehensive income (loss) are shown below for the six months ended June 30 and the year ended December 31.  No tax effect is recognized since the Company is not a tax-paying entity.

	Change in fair value of derivatives used for cash flow hedges (dollars in thousands)
	2010	2009

Interest rate swaps	$--	$518
Interest rate caps	125	(72)
	125	446

Tax effect	--	--

Net of tax amount	$125	$446

10.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Administaff 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the amount and percentage of which is annually determined by the managers. Matching contributions for the six month periods ended June 30, 2010 and June 30, 2009 were $16.6 thousand and $17.0 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. Contributions for the plan year ended December 31, 2009 was $10.3 thousand.  No profit sharing contribution has been made or approved for the six months ended June 30, 2010.

11.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $1.8 million at June 30, 2010 and $3.0 million at December 31, 2009.

12.  Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

There are three levels of inputs that may be used to measure fair values:

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010	December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash	$ 9,237	$ 9,237	$ 9,980	$ 9,980
Loans receivable	193,134	193,585	196,858	194,713
Accrued interest receivable	875	875	956	956
Interest rate caps	4	4	73	73
Financial liabilities:
Notes payable	67,311	68,821	69,527	69,117
Bank borrowings	124,659	124,619	125,759	123,997
Accrued interest payable	219	219	142	142
Dividends payable	90	90	85	85

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2010 and December 31, 2009.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash – The carrying amounts reported in the balance sheets approximate fair value for cash.

Loans – Fair value is estimated by discounting the future cash flows using the current average rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Fair value of an impaired loan is estimated by discounting the future cash flows or based on the fair value of the collateral if the loan is collateral dependent.

Notes Payable – The fair value of fixed maturity notes is estimated by discounting the future cash flows using the rates currently offered for notes payable of similar remaining maturities.  The discount rate is estimated by Company management by using market rates which reflect the interest rate risk inherent in the notes.

Borrowings from Financial Institutions – The fair value of borrowings from financial institutions are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. The discount rate is estimated by Company management using market rates which reflect the interest rate risk inherent in the notes.

Derivative Financial Instruments – The fair values for interest rate swap agreements and interest rate caps are based upon the amounts required to settle the contracts.

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2010 and December 31, 2009.

Fair Value Measured on a Recurring Basis

The table below presents the balance of assets measured at fair value on a recurring basis and the level of inputs used to measure fair value:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2010
Interest Rate caps (asset)	--	4	--	4
At December 31, 2009
Interest Rate caps (asset)	--	$73	--	$73

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2010
Assets:
Impaired loans	$-	$8,321	$19,963	$28,284

December 31, 2009
Assets:
Impaired loans	$-	$8,086	$22,443	$30,529

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements regarding Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty, Inc. and Ministry Partners Securities, LLC, including, without limitation, statements regarding our expectations with respect to revenue, credit losses, levels of non-performing assets, expenses, earnings and other measures of financial performance.  Statements that are not statements of historical facts may be deemed to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management.

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

•
we have recently experienced an increase in our non-performing loans as a percentage of total loans due to the economic downturn in the U.S. that accelerated in the fall of 2008 and continued in 2009 and 2010;

•
we have entered into several loan modification agreements and arrangements in 2009 and 2010 to restructure certain mortgage loans that we hold of borrowers that have been negatively impacted by adverse economic conditions in the U.S.;

•
we are subject to credit risk due to default or non-performance of the churches or ministries that have entered into mortgage loans and counterparties that we enter into an interest rate swap agreement with to manage our cash flow requirements; and

•	we have substantially increased our allowance for loan losses on our mortgage loan investment portfolio due to deteriorating conditions in two of our non-performing loans.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty, Inc. and MP Securities, LLC.

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

The following discussion and analysis compares the results of operations for the three and six month periods ended June 30, 2010 and June 30, 2009 and should be read in conjunction with the financial statements and the accompanying Notes thereto.

Results of Operations

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

During the three months ended June 30, 2010, we had a net loss of $690 thousand as compared to a net income of $424 thousand for the three months ended June 30, 2009. This decrease is attributable to two factors.  The first is related to a decrease in net interest margin, which has occurred as the loans receivable balance has declined due to loan sales and payoffs.  The second is related to a $753 thousand increase in provision for loan losses in the second quarter of 2010.  The Company’s allowance for loan losses at June 30, 2010 was $2.6 million, as compared to $617 thousand at June 30, 2009.  These additional provisions stem from additional costs and declining collateral value on two impaired loans.  Management has evaluated the Company’s mortgage loan investments, devoted increased resources to on-site meetings with churches and ministries that have borrowed funds and has been monitoring payment history and performance of its loan portfolio.  Based upon the results of these enhanced efforts, management believes that the provisions are non-recurring in nature and do not reflect the performance of the Company’s mortgage loan investment portfolio as a whole.

Net interest income after provision for loan losses decreased to $87 thousand, a decrease of $1.1 million, or 93%, from $1.2 million for the three months ended June 30, 2009.  This decrease is attributable to a decrease in our average mortgage loan investment portfolio from $235.5 million at June 30, 2009 to $196.8 million at June 30, 2010, but more importantly, due to the increase in provision for loan losses.  Our cost of funds (i.e., interest expense) decreased to $2.1 million, a decrease of $374 thousand or 15%, for the three months ended June 30, 2010, as compared to $2.4 million for the three months ended June 30, 2009.  This is due primarily to the payoff of the BMO Facility during 2009.

Our non-interest operating expenses for the three months ended June 30, 2010 decreased to $780 thousand from $811 thousand for the same period ended June 30, 2009, a decrease of 3%.  Office operation expenses were reduced by a decrease in loan servicing expenses related to our mortgage loan investments, which have all since been sold or transferred to the Company.  The decreases in office operations expense was offset somewhat by the increase in salaries and benefits expense.  This increase is primarily due to the Company’s hiring of four new employees to launch its loan brokerage activities, enhance its loan underwriting, sales and marketing initiatives and devote additional resources to its administrative and financial analysis staff.

Six months ended June 30, 2010 vs. Six months ended June 30, 2009

During the six months ended June 30, 2010, we had a net loss of $573 thousand as compared to a net income of $678 thousand for the six months ended June 30, 2009. This decrease is attributable to two factors.  The first is related to a decrease in net interest margin, which has occurred as the loans receivable balance has declined due to loan sales and payoffs.  More importantly, the net loss of $573 thousand the Company incurred for the six month period ending June 30, 2010 is due to increases in provision for loan losses.  These additional provisions for loan losses stem from additional costs and declining collateral value on two of the Company’s impaired loans.  For the reasons described in reporting results for the three month period ended on June 30, 2010, management believes the provisions are non-recurring in nature and do not reflect on the performance of the Company’s mortgage loan investment portfolio as whole.

Net interest income after provision for loan losses decreased to $917 thousand, a decrease of $1.5 million, or 62%, from $2.7 million for the six months ended June 30, 2009.  This decrease is attributable to a decrease in our average mortgage loan investment portfolio from $244.4 million at June 30, 2009 to $197.2 million at June 30, 2010.  Our cost of funds (i.e., interest expense) decreased to $4.1 million, a decrease of $1.2 million or 22%, for the six months ended June 30, 2010, as compared to $5.3 million for the six months ended June 30, 2009.  This is due primarily to the payoff of the BMO Facility during 2009.

Our non-interest operating expenses for the six months ended June 30, 2010 decreased to $1.5 million from $1.8 million for the same period ended June 30, 2009, a decrease of 12%.  Office operation expenses were reduced by a decrease in loan servicing expenses related to our mortgage loan investments held by our wholly-owned subsidiary, MPF, which have all since been sold or transferred to the Company.  Legal expenses also decreased during 2010.  These expenses have decreased as all of the legal fees related to the BMO Facility were amortized in full during 2009.  The decreases in office operations expense and legal expenses were offset somewhat by the increase in salaries and benefits expense.  This increase is due to the Company’s hiring of four new employees to launch its loan brokerage activities, enhance its loan underwriting, sales and marketing initiatives and devote additional resources to its administrative and financial analysis staff.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the three months ended June 30,
	(Dollars in Thousands)

	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$9,670	$32	1.31%	$17,476	$98	2.25%
Total loans [1]	196,775	2,956	6.01%	235,480	3,656	6.21%
Total interest-earning assets	206,445	2,988	5.79%	252,956	3,754	5.94%

Liabilities:
Public offering notes – Class A	47,724	468	3.92%	42,782	457	4.27%
Public offering notes – Alpha Class	8,968	122	5.46%	17,572	240	5.46%
Special offering notes	7,910	82	4.12%	9,727	107	4.41%
International notes	371	4	4.20%	507	6	4.98%
Subordinated notes	2,754	48	6.97%	2,795	45	6.44%
Borrowings from financial institutions	124,948	1,334	4.27%	166,455	1,577	3.79%

Total interest-bearing liabilities	$192,675	2,058	4.24%	$239,838	2,432	4.06%

Net interest income		$930			$1,322
Net interest margin [2]			1.81%			2.09%

[1] Loans are net of deferred fees and loan discounts
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets decreased to $206.4 million during the three months ended June 30, 2010, from $253.0 million during the same period in 2009, a decrease of $46.6 million or 18%. The average yield on these assets decreased to 5.79% for the three months ended June 30, 2010 from 5.94% for the three months ended June 30, 2009. This average yield decrease was related to the decrease in interest rates on interest-earning accounts with other financial institutions as well the sale of relatively high yield loans during 2009. Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions decreased to $192.7 million during the three months ended June 30, 2010, from $239.8 million during the same period in 2009. The average rate paid on these notes increased to 4.24% for the three months ended June 30, 2010, from 4.06% for the same period in 2009. The increase on the average interest rate paid on these liabilities is primarily related to the increase on the interest rate associated with our Members United facility included in borrowings from financial institutions.

Net interest income for the three months ended June 30, 2010, was $930 thousand, which was a decrease of $392 thousand, or 30% for the same period in 2009.  Net interest margin decreased 28 basis points to 1.81% for the quarter ended June 30, 2010, compared to 2.09% for the quarter ended June 30, 2009. The decrease in the net interest margin was related to the substantial decrease in the average balance of interest-earning accounts, as well as the decrease in loan yield on our mortgage loan investments, coupled by the increase in the interest rate paid our interest-bearing liabilities.

	Average Balances and Rates/Yields
	For the six months ended June 30,
	(Dollars in Thousands)

	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$10,387	$70	1.34%	$16,657	$211	2.53%
Total loans [1]	197,229	5,936	6.02%	244,448	7,763	6.35%
Total interest-earning assets	207,616	6,006	5.79%	261,106	7,974	6.11%

Liabilities:
Public offering notes – Class A	47,808	911	3.81%	41,162	888	4.32%
Public offering notes – Alpha Class	9,854	266	5.40%	19,358	522	5.39%
Special offering notes	7,901	170	4.31%	10,718	254	4.74%
International notes	389	9	4.63%	532	13	5.14%
Subordinated notes	2,735	95	6.93%	2,248	60	5.34%
Borrowings from financial institutions	125,255	2,660	4.25%	174,224	3,550	4.07%

Total interest-bearing liabilities	$193,942	4,111	4.24%	$248,242	5,287	4.26%

Net interest income		$1,895			$2,687
Net interest margin [2]			1.83%			2.06%

[1] Loans are net of deferred fees and loan discounts
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets decreased to $207.6 million during the six months ended June 30, 2010, from $261.1 million during the same period in 2009, a decrease of $53.5 million or 20%. The average yield on these assets decreased to 5.79% for the six months ended June 30, 2010 from 6.11% for the six months ended June 30, 2009. This average yield decrease was related to the decrease in interest rates on interest-earning accounts with other financial institutions as well the sale of relatively high yield loans during 2009. Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $193.9 million during the six months ended June 30, 2010, from $248.2 million during the same period in 2009. The average rate paid on these notes decreased to 4.24% for the six months ended June 30, 2010, from 4.26% for the same period in 2009. The average rate paid stayed fairly stable.  Although the interest rates paid on our Class A notes decreased as the underlying rates fell, the interest rate paid on borrowings from financial institutions increased, primarily due to the interest rate repricing of certain tranches of the Members United facility.

Net interest income for the six months ended June 30, 2010, was $1.9 million, which was a decrease of $792 thousand, or 29% for the same period in 2009.  Net interest margin decreased 23 basis points to 1.83% for the six months ended June 30, 2010, compared to 2.06% for the six months ended June 30, 2009. The decrease in the net interest margin was related to the substantial decrease in the average balance of our interest-earning accounts, as well as the decrease in loan yield in our mortgage loan investments, coupled with the increase in the interest rate paid in our interest bearing liabilities.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months ended June 30, 2010 vs. 2009
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(34)	$(32)	$(66)
Total loans	(585)	(115)	(700)
	(619)	(147)	(766)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	50	(39)	11
Public offering notes – Alpha Class	(117)	(1)	(118)
Special offering notes	(19)	(7)	(26)
International notes	(2)	--	(2)
Subordinated notes	(1)	4	3
Other	(426)	184	(242)
	(515)	141	(374)
Change in net interest income	$(104)	$(288)	$(392)

Rate/Volume Analysis of Net Interest Income

	Six months ended June 30, 2010 vs. 2009
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(63)	$(79)	$(142)
Total loans	(1,438)	(389)	(1,827)
	(1,501)	(468)	(1,969)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	134	(111)	23
Public offering notes – Alpha Class	(257)	1	(256)
Special offering notes	(63)	(21)	(84)
International notes	(3)	(2)	(5)
Subordinated notes	15	20	35
Other	(1,035)	145	(890)
	(1,209)	32	(1,177)
Change in net interest income	$(292)	$(500)	$(792)

Liquidity and Capital Resources

Six months ended June 30, 2010 vs. Six months ended December 31, 2009

The net decrease in cash during the six months ended June 30, 2010 was $743 thousand, as compared to a net decrease of $1.9 million for the six months ended June 30, 2009, an increase of $1.2 million. Net cash provided by operating activities totaled $22 thousand for the six months ended June 30, 2010, as compared to net cash provided by operating activities of $1.4 million for the same period in 2009. This decrease is attributable primarily to a decrease in net income and a decrease in other liabilities over the same period in 2009.

Net cash provided by investing activities totaled $2.8 million during the six months ended June 30, 2010, as compared to $34.8 million provided during the six months ended June 30, 2009, a decrease in cash of $32.0 million. This decrease is primarily attributable to the lack of loan sales and loan payoffs in 2010 as compared to the same period in 2009.

Net cash used by financing activities totaled $3.5 million for the six month period ended June 30, 2010, an increase in cash of $34.6 million from $38.1 million used in financing activities during the six months ended June 30, 2009. This difference is attributable to a decrease in the paydowns of our borrowings, as the BMO debt was paid off in the fourth quarter of 2009.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the six months ended June 30, 2010, our investors renewed their debt securities investments at a 63% rate.  During the six months ended June 30, 2009, 75% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.

At June 30, 2010, our cash, which includes cash reserves and cash available for investment in the mortgage loans, was $9.2 million, a decrease of $744 thousand from $10.0 million at December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2010.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred in the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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