Form 10-Q
period 2010-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2010-11-15
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

At September 30, 2010, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
 (Dollars in Thousands Except Unit Data)

	2010 (Unaudited)	2009 (Audited)
Assets:
Cash	$7,896	$9,980
Loans receivable, net of allowance for loan losses of $2,682 and $1,701 as of September 30, 2010 and December 31, 2009, respectively	191,015	196,858
Accrued interest receivable	933	956
Property and equipment, net	404	247
Debt issuance costs	322	419
Other assets	201	294
Total assets	$200,771	$208,754
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$124,309	$125,759
Notes payable	63,954	69,527
Accrued interest payable	53	142
Other liabilities	260	472
Total liabilities	188,576	195,900
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,600 units issued and outstanding at September 30, 2010 and December 31, 2009 (liquidation preference of $100 per unit)	11,760	11,760
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2010 and December 31, 2009 1,509	1,509	1,509
Accumulated deficit	(964)	(343)
Accumulated other comprehensive loss	(110)	(72)
Total members' equity	12,195	12,854
Total liabilities and members' equity	$200,771	$208,754

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income:
Interest on loans	$3,095	$3,461	$9,031	$11,225
Interest on interest-bearing accounts	21	50	91	260
Total interest income	3,116	3,511	9,122	11,485
Interest expense:
Borrowings from financial institutions	1,345	1,497	4,005	5,046
Notes payable	701	806	2,152	2,544
Total interest expense	2,046	2,303	6,157	7,590
Net interest income	1,070	1,208	2,965	3,895
Provision for loan losses	87	136	1,065	394
Net interest income after provision for loan losses	983	1,072	1,900	3,501
Non-interest income	1	4	59	9
Non-interest expenses:
Salaries and benefits	270	312	996	994
Marketing and promotion	13	3	31	19
Office operations	302	284	775	956
Legal and accounting	130	217	461	604
Total non-interest expenses	715	816	2,263	2,573
Income (loss) before provision for income taxes	269	260	(304)	937
Provision for income taxes	46	--	46	--
Net income (loss)	$223	$260	$(350)	$937

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in Thousands)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(350)	$937
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	45	36
Amortization of deferred loan fees	(72)	(203)
Amortization of debt issuance costs	154	543
Provision for loan losses	1,065	394
Accretion of allowance for loan losses on restructured loans	(67)	(53)
Accretion of loan discount	(23)	(48)
Changes in:
Accrued interest receivable	23	355
Other assets	55	57
Other liabilities and accrued interest payable	(304)	(231)
Net cash provided by operating activities	526	1,787
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(335)	(6,056)
Loan originations	(4,629)	(191)
Loan sales	375	28,455
Loan principal collections, net	9,529	27,686
Purchase of property and equipment	(202)	(33)
Net cash provided by investing activities	4,738	49,861
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(1,450)	(53,324)
Net changes in notes payable	(5,574)	(5,004)
Debt issuance costs	(57)	(239)
Purchase of interest rate caps	--	(148)
Dividends paid on preferred units	(267)	(318)
Net cash used by financing activities	(7,348)	(59,033)
Net decrease in cash	$(2,084)	$(7,385)
Cash at beginning of period	9,980	14,889
Cash at end of period	$7,896	$7,504
Supplemental disclosures of cash flow information
Interest paid	$6,246	$7,630
Change in value of interest rate swap	$--	$(518)
Change in value of market cap	$(73)	$--
Reclassification of loans held for investment to loans held for sale	$--	$31,947

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “MPIC”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC , MP Realty, Inc.,  and MP Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2009 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the results for the full year.

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

In 2007, the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by the Company for subsequent securitization.  MPF’s loan purchasing activity continued through early 2009, after which its operations ceased and its assets, including loans, were transferred to the Company.  All liabilities of MPF have been paid off.  MPF was inactive as of December 31, 2009. The Company plans to maintain MPF for possible future use as a financing vehicle to effect securitized debt transactions.  MPF did not securitize any of its loans.

On November 13, 2009, we formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty will provide loan brokerage and other real estate services to churches and ministries in connection with the Company’s mortgage financing activities . On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker.  As of September 30, 2010, we have brokered one loan through MP Realty.

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  Effective as of July 14, 2010, MP Securities was qualified to transact business in the State of California and on July 6, 2010, MP Securities was registered as a broker dealer firm under Section 15 of the Securities Exchange Act of 1934 with the U.S. Securities and Exchange Commission.  MP Securities has applied for membership with the Financial Institutions Regulatory Authority (“FINRA”).  Once MP Securities becomes a member of FINRA, it will provide financing solutions for churches, charitable institutions and faith-based organizations and act as an underwriter and selling agent for securities offered by such entities. MP Securities will also offer debt securities, as well as provide securities brokerage and underwriting services to other credit unions and credit service organizations, and the customers and institutions they serve. MP Securities will also provide consulting and advisory services to churches and religious organizations that need assistance in their efforts to gain access to and/or raise funds for acquisition of, development, construction, rehabilitation, and refinancing of land, buildings and other facilities.

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

Effective December 31, 2008, we converted our form of organization from a C corporation to a California limited liability company (the “LLC”).  As an LLC, we are treated as a partnership for income tax purposes.  As a result, we are no longer a tax-paying entity for federal or state income tax purposes, and no federal or state income tax will be recorded in our financial statements after the date of conversion.  Income and expenses of the entity will be passed through to the members of the LLC for tax reporting purposes. As an LLC, we are subject to the California $800 minimum tax and gross receipts fees of approximately $12,000 per year for any year in which our revenues attributed to earnings generated from California is $5,000,000 or more.

In November, 2009, we formed MP Realty as a California corporation to provide loan brokerage and other real estate services.  MP Realty was organized as a C corporation under the Internal Revenue Code and, as a result, will be subject to state and and federal income taxes on its earnings.

In April, 2010, we formed MP Securities, LLC, a California limited liability company.  MP Securities will be treated as a partnership for income tax purposes with all income and expenses passed through to its parent, Ministry Partners Investment Company, LLC.  MP Securities is subject to the California $800 minimum franchise tax.  As there has been no revenue generating activities undertaken as of the date of this Report by MP Securities, gross receipts fees assessed on limited liability companies under California law will be minimal for the year ending December 31, 2010.

Although the Company is  no longer a U.S. income tax-paying entity beginning in 2009, we are nonetheless subject to Accounting Standards Codification 740 (formally FIN48), Income Taxes (“ASC 740”), for all “open” tax periods for which the statute of limitations has not yet run.  ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Adoption of the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position did not have an impact on our consolidated financial statements.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance (incorporated in the FASB Accounting Standards Codification (“ASC”) via Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, in December 2009) relating to transfers of financial assets that eliminates the concept of a qualifying special-purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. On and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The new guidance also changed the requirements which must be satisfied in order for an entity to treat a loan participation as a sale. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The guidance is effective for interim and annual reporting periods ending after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement did not have an affect on the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies certain other measurement standards.  ASU 2010-06 requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.   These new disclosure requirements were effective for the period ended September 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  The Company does not expect adoption of this ASU to have a significant effect on its consolidated financial statement disclosure.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $6.1 million and $5.9 million at September 30, 2010 and December 31, 2009, respectively. Interest earned on funds held with ECCU totaled $85.5 thousand and $229.3 thousand for the nine months ended September 30, 2010 and 2009, respectively.

We lease office facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $163.1 thousand and $149.6 thousand for the nine months ended September 30, 2010 and 2009, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU and a mortgage loan purchase agreement entered into by and between MPF and ECCU, we purchased $335.2 thousand and $6.3 million of loans from ECCU during the nine months ended September 30, 2010 and 2009, respectively.  This includes $59.0 thousand of mortgage loans purchased by MPF during the nine months ended September 30, 2009.  We recognized $7.9 million and $10.3 million of interest income on loans purchased from ECCU during the nine months ended September 30, 2010 and 2009, respectively.  ECCU currently acts as the servicer for any loans we purchase from ECCU.  We paid loan servicing fees to ECCU of $22.6 thousand and $510.5 thousand in the nine months ended September 30, 2010 and September 30, 2009, respectively.  There are no loans held by MPF as of September 30, 2010.

From time to time, we or our wholly-owned subsidiary, MPF, have sold our mortgage loan investments to ECCU in isolated sales for short term liquidity purposes.  In addition, federal credit union regulations require that a borrower must be a member of a participating credit union in order for a loan participation to be an eligible investment for a federal chartered credit union.  ECCU has from time to time repurchased from MPIC fractional participations in our loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Administration rules when we were selling participations in those loans to federal credit unions.  During the nine month period ended September 30, 2010, we did not sell any loan participation interests or whole loans to ECCU.  A total of $2.2 million of whole loans were sold back to ECCU during the nine month period ended September 30, 2009.  Each sale or purchase of a mortgage loan investment or participation interest was consummated under our Related Party Transaction Policy that has been adopted by our managers.  No gain or loss was incurred on these sales.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as Vice President, Member Relations, Midwest Region, of Members United Bridge Corporate Federal Credit Union (“Members United”), which is one of our lenders.  Please review Note 4 for more detailed information regarding our borrowings from Members United.  In addition, Mark G. Holbrook, our Chairman and Chief Executive Officer, is a full time employee of ECCU.

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans made by ECCU and also purchase entire church mortgage loans from ECCU.  Loans yielded a weighted average of 6.40% as of September 30, 2010, compared to a weighted average yield of 6.46% as of September 30, 2009. ECCU currently acts as our primary servicer for these loans.  On our wholly-owned loans, we pay a servicing fee ranging from 50 to 65 basis points.  We purchase participation loan interests on a net yield basis.

Allowance for Loan Losses

An allowance for loan losses of $2.68 million as of September 30, 2010 and $1.70 million as of December 31, 2009 has been established for our mortgage loan investments.  Historically, the Company has recorded no loan charge-offs on any of its mortgage loan investments.

Changes in the allowance for loan losses are as follows for the nine months ended September 30, 2010 and the year ended December 31, 2009:

	2010	2009

Balance, beginning of period	$1,701	$489
Provisions for loan losses	1,065	1,322
Loan discount adjustment	(17)	--
Accretion of allowance related to
restructured loans	(67)	(110)

Balance, end of period	$2,682	$1,701

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

	September 30	December 31	September 30
	2010	2009	2009

Impaired loans with an allowance for loan loss	$18,980	$8,215	$12,928
Impaired loans without an allowance for loan loss	10,448	22,314	10,471
Total impaired loans	$29,428	$30,529	$23,399

Allowance for loan losses related to impaired loans	$2,053	$809	$217

Total non-accrual loans	$23,412	$25,337	$15,760

Total loans past due 90 days or more and still accruing	--	--	--

We had fourteen nonaccrual loans as of September 30, 2010, which is unchanged from the fourteen nonaccrual loans we had at December 31, 2009.  As of September 30, 2010, we have had no foreclosure sales on any of our mortgage loan investments, but we have four loans totaling $9.3 million that are currently in various stages in the foreclosure process.  There is a reserve of $1,608 thousand on these loans.

4.  Line of Credit and Other Borrowings

Members United Facilities

On October 12, 2007, we entered into two note and security agreements with Members United. Members United is a federally chartered credit union located in Warrenville, Illinois, which provides financial services to member credit unions. One note and security agreement is for a secured $10 million revolving line of credit, which is referred to as the “$10 Million LOC,” and the other is for a secured $50 million revolving line of credit.  The latter was amended on May 8, 2008 to allow us to borrow up to $100 million through the revolving line of credit. We refer to this as the “$100 Million CUSO Line.” Both credit facilities are secured by certain mortgage loans. We have used the $10 Million LOC for short-term liquidity purposes and the $100 Million CUSO Line for mortgage loan investments.  We may use proceeds from either loan to service other debt securities.

On August 27, 2008, we borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month London Inter-Bank Offered Rate (“LIBOR”) plus 100 basis points to be reset monthly.  No new borrowings may be made under this loan facility.  As of September 30, 2010 and December 31, 2009, there was a $10.0 million outstanding balance on the Members United $10 Million LOC.

As of September 30, 2010 and December 31, 2009, the balance on the $100 Million CUSO Line was $87.5 million and $87.9 million, respectively, and the weighted average interest rate on our borrowings under this facility was 4.32% and 4.29%, respectively.  At September 30, 2010, the LIBOR rate for the loan facility was .26%.  Pursuant to the terms of our promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

In September 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and the Company entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On February 1, 2010, the Company rolled over two tranches of the $100 Million CUSO line in the amounts of $24 million, $3 million, and $41 million and consolidated these amounts into a single $67 million tranche, which remains outstanding with a $12 million tranche, a $5 million tranche and a $3 million tranche.  During the year ending December 31, 2011, the interest rates on three outstanding tranches of debt in the amount of $87 million we currently owe on the Members United credit facility will be reset.

From time to time, we have met with Members United regarding the (i) interest rate to be charged on this facility once the outstanding amounts that become due are termed out over a five year period with a 30 year amortization schedule; and (ii) to establish an interest rate on the outstanding tranches of debt on our $100 Million Cuso Line.  Effective as of May 1, 2010, Members United agreed to set the interest rate at 4.39% on our $100 Million Cuso Line with an aggregate outstanding balance of $75.6 million.  Members United agreed to maintain the 4.39% interest rate when the rate reset on September 30, 2010.

Both credit facilities are recourse obligations secured by designated mortgage loans. We must maintain collateral in the form of eligible mortgage loans, as defined in the Members United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of September 30, 2010 and December 31, 2009, approximately $109.0 million and $108.9 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. We have the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and our other debt, and to provide Members United with current financial statements and reports.  We were in compliance with these covenants as of September 30, 2010.

Members United Conservatorship

On September 24, 2010, the National Credit Union Administration (“NCUA”) Board of Directors placed Members United into conservatorship.  When the NCUA initiates a conservatorship action, the Board of Directors and management of the credit union is replaced.  To implement the Members United conservatorship, the NCUA has adopted a “good bank / bad bank”  model pursuant to which legacy assets and contributed capital accounts will be placed into an Asset Management Estate established by NCUA.  The remaining core operations of Members United that serve approximately 20% of all credit unions in the U.S. have been transferred to Members United Bridge Corporate Federal Credit Union effective as of November 1, 2010 (the “good bank”).  We have been advised informally that our Members United $10 Million LOC and $100 Million CUSO Line have been transferred to the Asset Management Estate established by NCUA to administer the Members United conservatorship.

According to the plan outlined in the NCUA’s Corporate System Resolution released on September 24, 2010, the NCUA plans to place legacy assets  that will stay in the currently chartered “bad bank” (the institution subject to conservatorship proceedings) into a securitization trust.  Once the legacy assets are isolated in a special purpose entity, the trust will issue and sell NCUA Guaranteed Notes that will be backed by the full faith and credit of the U.S. government under the Temporary Corporate Credit Union Stabilization Fund.

Because our $10 Million LOC and $100 Million CUSO Line have been transferred to the Asset Management Estate established by NCUA, the transfer of these credit facilities will not affect any of the terms and conditions on our Members United credit facility.  We intend to continue to work with NCUA’s Asset Management Estate in structuring pay-off arrangements for our Members United credit facilities.  If we are unable to obtain acceptable pay-off terms on this facility, our results of operations and liquidity could be materially and adversely impacted.

BMO Facility

In 2007, we formed a wholly-owned special purpose subsidiary, MPF, for the sole purpose of purchasing and warehousing church and ministry mortgage loans bought from us or ECCU for later securitization.  On October 30, 2007, we expanded its capabilities to originate and securitize qualifying church mortgage loans by entering into a $150 million credit facility with Fairway Finance Company, LLC, as lender, and BMO Capital Markets Corp., as agent ( the “BMO Facility”).  The Bank of Montreal agreed to serve as liquidity agent for the BMO Facility. The line was secured by a first priority interest in eligible receivables of MPF. All of MPF’s loans receivable were pledged as collateral for the BMO Facility.

Effective as of November 30, 2009, MPF paid off and retired the BMO Facility using funds obtained from a $28 million term loan and security agreement entered into with Western Corporate Federal Credit Union (the “WesCorp Loan”).

WesCorp Facility

On November 30, 2009, we entered into a Loan and Security Agreement with Western Corporate Federal Credit Union ( “WesCorp”).  WesCorp is a federally chartered credit union located in San Dimas, California.  The agreement provides for a secured $28 million term loan, referred to as the “WesCorp Facility.”  $24.6 million of the proceeds were used to pay the remaining principal and interest on the BMO Facility.  The remainder of the proceeds were advanced in cash and have been used to make monthly payments on the WesCorp Facility, as well as for other cash needs as they arise.

The WesCorp Facility carries a fixed interest rate of 3.95% per year.  Interest on the outstanding balance of the loan is payable on the last day of each month, along with a fixed principal payment of $116.7 thousand.  The outstanding principal amount on the maturity date, $24.7 million, is due in full when the facility matures on March 30, 2012. We have the option to prepay any or all of the principal balance at any point prior to the maturity date subject to a prepayment penalty.  The loan is secured by the remaining eligible loans that were pledged to BMO at the time of the payoff and transferred to WesCorp to serve as collateral for the WesCorp Loan.  These loans totaled $56.8 million and $58.7 million at September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010 and December 31, 2009, there was $26.8 million and $27.9 million, respectively, outstanding on the WesCorp Facility.

The agreement contains a number of standard borrower covenants, including affirmative covenants that require the Company to refrain from making certain guarantees or endorsements, refrain from making material changes to other credit facilities, and maintain a debt to tangible net worth ratio of less than 15 to one.  The agreement also contains negative covenants requiring the Company to obtain consent for certain transactions related to pledged loans.  The Company was in compliance with these covenants as of September 30, 2010.

WesCorp Conservatorship

On March 20, 2009, NCUA assumed control of WesCorp under a conservatorship proceeding initiated by NCUA under regulations adopted under the Federal Credit Union Act.  Effective as of October 1, 2010, WesCorp was placed into liquidation by the NCUA.  Pursuant to a letter dated October 25, 2010, we were advised that our WesCorp facility had been transferred to the Asset Management Estate established by NCUA.  The transfer of the WesCorp Facility will not affect or change any of the terms and conditions of the loan agreement we entered into with WesCorp.  We have been in contact with representatives of NCUA’s Asset Management Estate regarding our WesCorp facility.  To pay-off of this credit facility in accordance with its terms, we will need to negotiate and enter into a replacement credit facility, raise additional funds through the sale of debt or equity, sell some of our mortgage loan investments or pursue a combination of these strategic financing options.

5.  Notes Payable

We have the following unsecured notes payable at September 30, 2010 (dollars in thousands):
		Weighted Average Interest Rate
Class A Offering	$46,615	4.01%
Special Offering	8,421	3.66%
Special Subordinated Note	2,818	7.00%
International Offering	267	4.71%
National Alpha Offering (Note 6)	5,833	5.68%
Total	$63,954	4.25%

Future maturities during the twelve month periods ending September 30 are as follows (dollars in thousands):

2011	$28,569
2012	6,208
2013	8,422
2014	7,484
2015	7,468
Thereafter	5,803
$63,954

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Alpha Class Loan and Trust Agreement (the “Alpha Class Trust Indenture”), of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Alpha Class Trust Indenture, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of September 30, 2010 and December 31, 2009.  Effective April 18, 2008, we discontinued the sale of our Alpha Class Notes.  On October 7, 2008, U.S. Bank National Association succeeded King Trust Company, N.A., as trustee of the Alpha Class Notes under the terms of a trust indenture agreement.

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

National Offering

In July 2001, we registered with the U.S. Securities and Exchange Commission (the “SEC”) $25.0 million of Alpha Class Notes issued pursuant to an Alpha Class Trust Indenture which authorized the issuance of up to $50.0 million of such notes.  In April 2003, we registered with the SEC an additional $25.0 million of Alpha Class Notes.  In April 2005, we registered with the SEC $50.0 million of new Alpha Class Notes issued pursuant to the Alpha Class Trust  Indenture which authorized the issuance of up to $200.0 million of such notes.  In May 2007, we registered with the SEC an additional $75.0 million of the new Alpha Class Notes. At September 30, 2010 and December 31, 2009, $5.8 million and $11.8 million of these Alpha Class notes were outstanding, respectively.

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

The notes were issued under a  Supplemental Agreement with Consent of Holders to Loan and Trust Agreement (the “US Bank Indenture”) between us and U.S. Bank National Association (“US Bank”).  The Class A Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The US Bank Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at September 30, 2010 and as of December 31, 2009.  At September 30, 2010, $46.6 million of these Class A Notes were outstanding.

6.  Preferred and Common Units Under LLC Structure

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

7.  Interest Rate Swaps and Caps

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

Risk Management Policies – Hedging Instruments

The primary focus of the asset/liability management program is to monitor the sensitivity of our net portfolio value and net income under varying interest rate scenarios to take steps to control our interest rate risks.  We evaluate the effectiveness of entering into any derivative instrument agreement by measuring the cost of such an agreement in relation to the reduction in net portfolio value and net income volatility within an assumed range of interest rates.

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

At September 30, 2010, information pertaining to outstanding interest rate cap agreements that we have used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$20,000
Strike Price	1.50%
Weighted average maturity in years	0.67
Fair value of interest rate caps	--
Unrealized loss relating to interest rate caps	$110

These agreements provide for us to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”) when the index interest rate exceeds 1.50%. This rate was 0.26% and 0.23% at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010, the unrealized loss relating to interest rate caps was recorded in other assets.  Changes in the fair value of interest rate caps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

We reclassified $16.9 thousand into interest expense and $18.4 thousand against retained earnings during the nine months ended September 30, 2010.

At September 30, 2010, we had no outstanding interest rate swap contracts.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

The net amount of other comprehensive income reclassified into interest expense related to interest rate swaps during the nine months ended September 30, 2009 was $542 thousand.

Risk management results for the nine month period ended September 30, 2010 related to the balance sheet hedging of our long-term debt indicate that the hedges were highly effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

8.  Comprehensive Income
Comprehensive income consists of net income and other comprehensive income or loss.  The components of other comprehensive income (loss) are shown below for the nine months ended September 30 and the year ended December 31.  No tax effect is recognized since the Company is not a tax-paying entity.

	Change in fair value of derivatives used for cash flow hedges (dollars in thousands)
	2010		2009

Interest rate swaps		$--	$518
Interest rate caps		(110)	(72)
		(110)	446

Tax effect		--	--

Net of tax amount	$	(110)	$446

9.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Administaff 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the amount and percentage of which is annually determined by the managers. Matching contributions for the nine month periods ended September 30, 2010 and September 30, 2009 were $26.3 thousand and $28.5 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. Contributions for the plan year ended December 31, 2009 was $10.3 thousand.  No profit sharing contribution has been made or approved for the nine months ended September 30, 2010.

10.  Loan Commitments

Credit-Related Financial Instruments

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unadvanced lines of credit, and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2010 and December 31, 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount (in thousands)
	September 30, 2010	December 31, 2009
Undisbursed loans	$134	$3,033
Standby letter of credit	$1,000	--

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

11.  Fair Value Measurements

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash	$7,896	$7,896	$9,980	$9,980
Loans receivable	191,015	193,370	196,858	194,713
Accrued interest receivable	933	933	956	956
Interest rate caps	--	--	73	73
Financial liabilities:
Notes payable	63,954	66,220	69,527	69,117
Bank borrowings	124,309	124,615	125,759	123,997
Accrued interest payable	53	53	142	142
Dividends payable	79	79	85	85

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2010 and December 31, 2009.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2010 and December 31, 2009.

Fair Value Measured on a Recurring Basis

The table below presents the balance of assets measured at fair value on a recurring basis and the level of inputs used to measure fair value:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total

At September 30, 2010
Interest Rate caps (liability)	--		--	--	--
At December 31, 2009
Interest Rate caps (liability)	--	$	(73)	--	$(73)

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
at September 30, 2010
Assets:
Impaired loans	$-	$8,265	$21,163	$29,428

at December 31, 2009
Assets:
Impaired loans	$-	$8,086	$22,443	$30,529

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  The following risk factors, among others, could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements:

•	we are a highly leveraged company and our indebtedness could adversely affect our financial condition, liquidity and business;

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

•
our mortgage loan investments are subject to increased scrutiny by NCUA regulatory authorities and our Members United and WesCorp credit facilities are now managed by the NCUA pursuant to conservatorship proceedings;

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

The following discussion and analysis compares the results of operations for the three and nine month periods ended September 30, 2010 and September 30, 2009 and should be read in conjunction with the financial statements and the accompanying Notes thereto.

Results of Operations

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

During the three months ended September 30, 2010, we had a net income of $223 thousand as compared to a net income of $260 thousand for the three months ended September 30, 2009. This decrease is attributable mainly to the sale of a portion of our mortgage loan portfolio in order to pay off the BMO line of credit and reduction in our mortgage loan investments.  The decrease in loan interest income, as well as a decrease in interest income from interest-bearing accounts, resulted in less net income for the three month period ended September 30, 2010.

Interest income for the three months ended September 30, 2010 decreased by $395 thousand over the three months ended September 30, 2009.  A large portion of this decrease is related to the sale and maturity of our mortgage loan invesments made in 2009 in conjunction with the paydown of the BMO line of credit.  The decrease in interest income was also adversely impacted by an increase in troubled debt restructuring arrangements we entered into.  For the twelve month period ended on September 30, 2010, we entered into three troubled debt restructuring arrangements and, as of the date of this Report, have ten total restructured loans in our portfolio.  These loans have been restructured at lower interest rates, thereby contributing to a decrease in interest income.  In addition, eight of these restructured loans are not accruing interest.  While we realize interest income on these mortgage loans when paid, the inability to accrue interest on mortgage loan investments that have been restructured has also caused a decrease in interest income.  Lastly, the decrease in interest income is also related to a decrease in cash balances and a decrease in the interest rates on accounts with other institutions.

Net interest income after provision for loan losses decreased to $983 thousand, a decrease of $89 thousand, or 8%, from $1.1 million for the three months ended September 30, 2009.  This decrease is attributable mainly to the factors listed above.  Our cost of funds (i.e., interest expense) decreased to $2.0 million, a decrease of $257 thousand or 11%, for the three months ended September 30, 2010, as compared to $2.3 million for the three months ended September 30, 2009.  This is due primarily to the payoff of the BMO Facility during 2009.

Our non-interest operating expenses for the three months ended September 30, 2010 decreased to $715 thousand from $816 thousand for the same period ended September 30, 2009, a decrease of 12%.  This is related to a decrease in legal and accounting expenses over the same period of the prior year.  In the third quarter of 2009, legal expenses increased due to the acceleration of amortization of capitalized debt issuance costs related to the BMO line of credit.  Salaries and benefits costs also decreased as we did not accrue bonus expense related to the three months ended September 30, 2010.  We do not expect to pay bonuses for the remainder of the year.

Nine months ended September 30, 2010 vs. Nine months ended September 30, 2009

During the nine months ended September 30, 2010, we had a net loss of $350 thousand as compared to a net income of $937 thousand for the nine months ended September 30, 2009. This decrease is attributable to two factors.  The first is related to a decrease in net interest margin, which has occurred as our total mortgage loan investments has declined due to loan sales and payoffs and deleveraging of our balance sheet.  More importantly, the net loss of $350 thousand the Company incurred for the nine month period ending September 30, 2010 is due to increases in the allowance for loan losses on our mortgage loan investments.  The increase in the allowance for loan losses stems from additional costs and declining collateral value on two of the Company’s impaired loans.  Management has evaluated the Company’s mortgage loan investments, devoted increased resources to on-site meetings with churches and ministries that have borrowed funds and has been monitoring payment history and performance of the Company’s mortgage loan portfolio.  Based upon the results of these enhanced efforts, management believes that the provisions are non-recurring in nature and do not reflect the performance of the Company’s mortgage loan investment portfolio as a whole, which is evidenced by the Company’s return to profitability during the three months ended September 30, 2010.

Interest income for the nine months ended September 30, 2010 decreased by $2.4 million over the nine months ended September 30, 2009.  A large portion of this decrease is related to the sale and maturity of our mortgage loan invesments made in 2009 in conjunction with the paydown of the BMO line of credit.  The decrease in interest income was also adversely impacted by an increase in troubled debt restructuring arrangements we entered into.  For the twelve month period ended on September 30, 2010, we entered into three troubled debt restructuring arrangements and, as of the date of this Report, have ten total restructured loans in our mortgage loan portfolio.  These loans have been restructured at lower interest rates, thereby contributing to a decrease in interest income.  In addition, eight of these restructured mortgage loans are not accruing interest.  While we realize interest on these mortgage loans when paid, the inability to accrue interest on mortgage loan investments that have been restructured has also caused a decrease in interest income.  Lastly, the decrease in interest income is also related to a decrease in cash balances and a decrease in the interest rates on accounts with other institutions.

Net interest income after provision for loan losses decreased to $1.9 million, a decrease of $1.6 million, or 46%, from $3.5 million for the nine months ended September 30, 2009.  This decrease is attributable mainly to the factors listed above.  Our cost of funds (i.e., interest expense) decreased to $6.2 million, a decrease of $1.4 million or 19%, for the nine months ended September 30, 2010, as compared to $7.6 million for the nine months ended September 30, 2009.  This is due primarily to the payoff of the BMO Facility during 2009.

Our non-interest operating expenses for the nine months ended September 30, 2010 decreased to $2.3 million from $2.6 million for the same period ended September 30, 2009, a decrease of 12%.  Office operation expenses were reduced by a decrease in loan servicing expenses related to our mortgage loan investments held by our wholly-owned subsidiary, MPF, which have all since been sold or transferred to the Company.  Legal expenses also decreased during 2010.  These expenses have decreased as all of the legal fees related to the BMO Facility were amortized in full during 2009.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the three months ended September 30,
	(Dollars in Thousands)

	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$7,953	$22	1.08%	$9,318	$50	2.14%
Total loans [1]	196,128	3,094	6.31%	215,789	3,461	6.42%
Total interest-earning assets	204,081	3,116	6.11%	225,107	3,511	6.24%

Liabilities:
Public offering notes – Class A	47,321	474	4.01%	44,066	430	3.91%
Public offering notes – Alpha Class	6,777	95	5.57%	16,400	225	5.48%
Special offering notes	8,380	81	3.85%	8,984	100	4.44%
International notes	288	3	4.61%	432	5	4.65%
Subordinated notes	2,792	49	7.02%	2,618	46	7.06%
Borrowings from financial institutions	124,538	1,344	4.32%	139,307	1,497	4.30%

Total interest-bearing liabilities	$190,096	2,046	4.30%	$211,807	2,303	4.35%

Net interest income		$1,070			$1,208
Net interest margin [2]			2.10%			2.15%

[1] Loans are net of deferred fees and loan discounts
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets decreased to $204.1 million during the three months ended September 30, 2010, from $225.1 million during the same period in 2009, a decrease of $21.0  million or 9%. The average yield on these assets decreased to 6.11% for the three months ended September 30, 2010 from 6.24% for the three months ended September 30, 2009. This average yield decrease was related to the decrease in interest rates on interest-earning accounts with other financial institutions as well the sale of relatively high yield mortgage loans we sold during 2009.  It was also related to an increase in troubled debt restructuring arrangements we entered into.  These mortgage loans are included in the average loan balance but are earning lower interest rates due to the restructured terms.  Many of these loans, as well as other impaired loans, are also on non-accrual status, which further contributes to a decrease in yield.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $190.1 million during the three months ended September 30, 2010, from $211.8 million during the same period in 2009. The average rate paid on these notes decreased to 4.30% for the three months ended September 30, 2010, from 4.35% for the same period in 2009. The decrease on the average interest rate paid on these liabilities is primarily related to the the increase in interest expense related to the accelerated amortization of points on the BMO line of credit which was being paid off during 2009.

Net interest income for the three months ended September 30, 2010, was $1.1 million, which was a decrease of $138 thousand, or 11% for the same period in 2009.  Net interest margin decreased 5 basis points to 2.10% for the quarter ended September 30, 2010, compared to 2.15% for the quarter ended September 30, 2009. The decrease in the net interest margin was related to the decrease in the average balance and interest rates of interest-earning accounts, as well as the decrease in loan yield on our mortgage loan investments.

	Average Balances and Rates/Yields
	For the nine months ended September 30,
	(Dollars in Thousands)

	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$9,611	$91	1.26%	$14,169	$260	2.45%
Total loans [1]	197,122	9,031	6.11%	234,790	11,225	6.37%
Total interest-earning assets	206,733	9,122	5.88%	248,959	11,485	6.15%

Liabilities:
Public offering notes – Class A	47,643	1,385	3.88%	41,022	1,319	4.29%
Public offering notes – Alpha Class	8,817	361	5.45%	17,353	746	5.74%
Special offering notes	8,063	251	4.15%	9,577	354	4.92%
International notes	355	12	4.35%	479	19	5.21%
Subordinated notes	2,754	144	6.96%	2,373	106	5.97%
Borrowings from financial institutions	125,014	4,004	4.27%	162,457	5,046	4.14%

Total interest-bearing liabilities	$192,646	6,157	4.26%	$233,261	7,590	4.34%

Net interest income		$2,965			$3,895
Net interest margin [2]			1.91%			2.09%

[1] Loans are net of deferred fees and loan discounts
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets decreased to $206.7 million during the nine months ended September 30, 2010, from $249.0 million during the same period in 2009, a decrease of $42.2 million or 17%. The average yield on these assets decreased to 5.88% for the nine months ended September 30, 2010 from 6.15% for the nine months ended September 30, 2009. This average yield decrease was related to the decrease in interest rates on interest-earning accounts with other financial institutions as well the sale of relatively high yield mortgage loans we sold during 2009.  It was also related to an increase in troubled debt restructuring arrangements we entered into.  These loans are included in the average loan balance but are earning lower interest rates due to the restructured terms.  Many of these loans, as well as other impaired loans, are also on non-accrual status, which further contributes to the decrease in yield.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $192.6 million during the nine months ended September 30, 2010, from $233.3 million during the same period in 2009. The average rate paid on these notes decreased to 4.26% for the nine months ended September 30, 2010, from 4.34% for the same period in 2009. The decrease in the interest rate paid on interest-bearing liabilities is related mainly to the decrease in the underlying rates on our Class A Notes and International and Special Offering Notes.

Net interest income for the nine months ended September 30, 2010, was $3.0 million, which was a decrease of $930 thousand, or 24% for the same period in 2009.  Net interest margin decreased 18 basis points to 1.91% for the nine months ended September 30, 2010, compared to 2.09% for the nine months ended September 30, 2009. The decrease in the net interest margin was related to the substantial decrease in the average balance and interest rate earned on our interest-earning accounts, as well as the decrease in loan yield in our mortgage loan investments.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(6)	$(22)	$(28)
Total loans	(311)	(56)	(367)
	(317)	(78)	(395)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	32	12	44
Public offering notes – Alpha Class	(134)	3	(131)
Special offering notes	(6)	(13)	(19)
International notes	(2)	--	(2)
Subordinated notes	3	--	3
Other	(159)	7	(152)
	(266)	9	(257)
Change in net interest income	$(51)	$(87)	$(138)

Rate/Volume Analysis of Net Interest Income

	Nine months ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(68)	$(102)	$(170)
Total loans	(1,741)	(453)	(2,194)
	(1,809)	(555)	(2,364)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	200	(133)	67
Public offering notes – Alpha Class	(351)	(35)	(386)
Special offering notes	(52)	(51)	(103)
International notes	(4)	(3)	(7)
Subordinated notes	19	18	37
Other	(1,195)	153	(1,042)
	(1,383)	(51)	(1,434)
Change in net interest income	$(426)	$(504)	$(930)

Liquidity and Capital Resources

Nine months ended September 30, 2010 vs. Nine months ended September 30, 2009

The net decrease in cash during the nine months ended September 30, 2010 was $2.1 million as compared to a net decrease of $7.4 million for the nine months ended September 30, 2009, an increase of $5.3 million. Net cash provided by operating activities totaled $526 thousand for the nine months ended September 30, 2010, as compared to net cash provided by operating activities of $1.8 million for the same period in 2009. This decrease is attributable primarily to a decrease in accrued interest receivable and a decrease in other liabilities over the same period in 2009.

Net cash provided by investing activities totaled $4.7 million during the nine months ended September 30, 2010, as compared to $49.9 million provided during the nine months ended September 30, 2009, a decrease in cash of $45.2 million. This decrease is primarily attributable to sale of mortgage loans in 2009 to paydown our borrowings.

Net cash used by financing activities totaled $7.3 million for the nine month period ended September 30, 2010, an increase in cash of $51.7 million from $59.0 million used in financing activities during the nine months ended September 30, 2009. This difference is attributable to a decrease in the paydowns of our borrowings, as the BMO Facility was paid off during 2009.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the nine months ended September 30, 2010, our investors renewed their debt securities investments at a 66% rate.  During the nine months ended September 30, 2009, 79% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.

At September 30, 2010, our cash, which includes cash reserves and cash available for investment in the mortgage loans, was $8.0 million, a decrease of $2.1 million from $10.0 million at December 31, 2009.  This decrease is due mainly to large withdrawals by one investor.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2010.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

During the third quarter of 2010, we changed our data processing system to an established national financial institutions service provider.  The change was made to enhance our data processing system capabilities and overall support from the third-party service provider.   As a result of this conversion, there have been changes in several significant internal controls to accommodate the new data processing system.  We also put in place controls over the conversion process to ensure that data integrity was maintained.  We believe that the new systems allow for more effective control over financial reporting.

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

Dated:           November 15, 2010

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Susan B. Reilly
Susan B. Reilly,
Principal Accounting Officer