Form 10-K
period 2010-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2011-03-31
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

As of December 31, 2008 (the last date any sale or exchange was made of our Class A common units), the aggregate market value of the registrant’s Class A common units held by non-affiliates was $1,809,572.   The registrant has sold no Class A common units within the past sixty days and there is no public market value for the registrant’s Class A common units.  The number of Class A common units outstanding, as of March 29, 2011, was 146,522.

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

PART I

Item 1.  BUSINESS

Our Company

We are a privately owned California limited liability company with 13 equity owners, each of whom is a federal or state chartered credit union (“we”, “us”, “our” or the “Company”). Our mission is to make loan financing available to the evangelical Christian community for the acquisition and improvement of church and ministry-related properties. We do this by investing in mortgage loans made to churches and ministries. These loans are typically originated by credit unions and secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church-related organizations such as Christian schools and ministries.  Most of our loan portfolio has been purchased from our largest equity investor, the Evangelical Christian Credit Union (“ECCU”) of Brea, California. We also originate church and ministry loans independently.  Substantially all of our business operations currently are conducted in California and our mortgage loan investments are primarily concentrated in California.

We were incorporated under California law on October 22, 1991 under the name Ministry Partners Investment Corporation and established as ECCU's credit union service organization, or "CUSO," for the purpose of providing mortgage loans to evangelical churches and church and ministry organizations. Effective December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company. This conversion was a statutory conversion authorized under Section 1150 of the California Beverly Killea Limited Liability Company Act. Upon the conversion, we became, by operation of law, a California limited liability company. As a result of the conversion, our name changed to "Ministry Partners Investment Company, LLC”. Since the conversion became effective, we are managed by a group of managers that provides oversight of our affairs and carries out their duties similar to the role and function that the board of directors performed under our previous bylaws.  Operating like a board of directors, the managers have full, exclusive and complete discretion, power and authority to oversee the management of our affairs.

We exist to help make evangelical ministries more effective by providing ministries with Biblically-based, value-driven financial services and by providing funding services to the credit unions who serve those ministries. We do this primarily by investing in mortgage loans made to churches and ministries. These loans are typically secured by church and church-related real property owned by and/or maintained for the benefit of churches or church-related organizations such as Christian schools and ministries.  The majority of our portfolio in recent years was acquired from ECCU and ECCU remains our servicer for most of those loans.  In recent years, we have developed the capability to originate and service loans ourselves and an increasing proportion of our portfolio is now originated and serviced by us.  As of December 31, 2010, we owned a total of 141 mortgage loans, with an outstanding balance of $191.8 million.  The average loan balance for our mortgage loan investments is $1.4 million and our loans have a weighted average life to maturity period of 1.98 years at December 31, 2010.

To finance our mortgage loan investments, we obtain funds from the sale of our debt securities. We also obtain funds from lines of credit provided by various financial institutions. We market our debt securities primarily to investors who are in or associated with the Christian community, including individuals, ministries and other organizations and associations.  As a CUSO, we invest in and originate loans made to evangelical churches and ministry organizations.

In 2007, we created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by us for subsequent securitization.  The funds for these acquisitions came primarily from a $150 million line of credit provided by BMO Capital Markets (the “BMO Facility”). Because of the collapse of the mortgage-backed securities market and severe credit crisis that has impacted global financial markets since 2008, we have not securitized any of the mortgage loans that MPF purchased.  MPF’s loan purchasing activity continued through early 2009, after which its operations ceased and its assets, including loans, were transferred to us.  All liabilities of MPF have been paid off.  We closed down the active operations of MPF effective as of December 31, 2009 but we plan to maintain MPF’s existence as a Delaware limited liability company for possible future use as a financing vehicle to effect securitized debt transactions.

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

On April 26, 2010, we formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  On July 6, 2010, MP Securities became a registered broker dealer firm under Section 15 of the Securities Exchange Act of 1934.  Effective as of February 14, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. Once we complete the necessary action steps to commence its operations, MP Securities will also act as a selling agent for our debt securities and provide securities brokerage services to other credit unions and credit union service organizations and the customers and institutions they serve.

We are a California limited liability company and our principal executive offices are located at 915 West Imperial Highway, Suite 120, Brea, California  92821.  Our telephone number is (714) 671-5720 and our website address is www.ministrypartners.org.

Our Business

We are one of the few organizations within the western United States formed to assist evangelical Christian churches and organizations by providing financing for the acquisition, development and/or renovation of churches or church-related properties.  This market segment has grown dramatically over the years since our inception and both the size of the loans and number of qualified borrowers in this sector has steadily increased. Prior to the 2008 global financial crisis that has sharply affected real estate values in the United States, the size of the church and ministry mortgage financing market in the United States was estimated to range between $20 billion and $40 billion annually.  While post-crisis estimates of the size of this market have been difficult to obtain, we believe that the demand for ministry loans will continue to exceed available lending and financing sources for this sector. We base our belief on our past experience with making loans to this market segment and on information we have obtained through contact with sources in the industry.  We believe that the contraction of ministry lenders serving this market presents us with a significant opportunity.

Because the financial base and resources of church and ministry organizations has grown larger and these organizations increasingly employ more sophisticated accounting and budgetary practices, more financial institutions are now willing to originate, participate in or purchase loans in this market segment. As a result, a limited but robust secondary market for these loans has developed among financial institutions, especially credit unions and we are an active participant in that market.  As commercial lenders, financial institutions and ministry lenders have curtailed their origination of new ministry mortgage loans or, in some instances liquidated their operations or commenced bankruptcy proceedings, we believe there has been a significant contraction in the number of financial institutions and ministry lenders that specialize in and have a proven track record in acquiring, originating and managing a loan portfolio that is focused on church ministry loans.

Our general practice in recent years has been to fund loan acquisitions with borrowings under our credit facilities. We then repay borrowings on our credit facilities with proceeds from the sale of investor notes, mortgage loan prepayments and repayments and from our operating income. Our ability to access capital to repay borrowings under our credit facilities is subject to variability based upon a number of factors, including volatility in the capital markets, the relative interest rates that we are prepared to pay for our investor debt obligations, the ability of our borrowers to access capital to repay or prepay their obligations to us and our ability to sell our mortgage loan assets. Any occurrence that disrupts our ability to access capital from these sources may have a material adverse effect on our ability to grow our business, meet our commitments and make distributions or payments to our equity owners and debt securities investors. To date, we have not charged off any of our mortgage loan investments and we have not defaulted on or been delinquent on any interest or principal payment on our debt securities or any of our borrowing facilities.

2010 Developments

Despite a challenging economic environment for financial institutions in general, and especially for those that primarily invest in church mortgage loans, we were able to meet our all of our debt obligations and maintain adequate liquidity in 2010.  In addition, while the general financial health of churches and ministries suffered from the effects of difficult economic conditions, we have been able to avoid charge offs related to defaulted loans in our mortgage loan portfolio primarily through loan restructuring arrangements.

During 2010, we focused on the following major business objectives:

(i)  improve our liquidity and strengthen our balance sheet;

(ii) develop capital funding sources that are not dependent on the sale of mortgage-backed securities or institutional credit facilities;

(iii) strengthen the quality of our loan portfolio;

(iv) diversify our revenue sources, thereby enabling us to become less dependent on favorable net interest rate margin from our mortgage loan investments; and

(v)  enhance our ability to sell debt securities to fund our business.

Improved Liquidity; Stronger Balance Sheet

Since December 31, 2008, our total liabilities have decreased from $262.3 million to $184.8 million at December 31, 2010.  During 2009, we paid off our $150 million BMO Facility, sold loan participation interests and entered into a $28 million credit facility with Western Corporate Federal Credit Union, a federal credit union located in San Dimas, California (“WesCorp”), that provided us with funds to payoff the BMO Facility.  During 2010, we continued to deleverage our balance sheet, focused on improving our liquidity and engaged in refinancing discussions with our two major credit facility lenders, WesCorp and Members United, a federally chartered credit union located in Warrenville, Illinois (“Members United”).

We have a $10 million and $100 million credit facility arrangements with Members United.  As of December 31, 2010, there was $8.0 million owed on the $10 million credit facility and $87.3 million outstanding on the $100 million credit facility.  On September 24, 2010, the National Credit Union Association (“NCUA”) Board of Directors placed Members United into conservatorship and our credit facility was subsequently transferred to the NCUA Asset Management Assistance Center (“AMAC”).  We also have a $28 million credit facility with WesCorp.  As of December 31, 2010, there was $26.5 million outstanding on the WesCorp loan.  Effective as of October 1, 2010, WesCorp was placed into liquidation and we were advised that our credit facility had been transferred to AMAC.  We have begun active negotiations with AMAC regarding the refinancing and payoff of these three credit facilities and we expect to complete a refinancing transaction for such facilities in 2011.  See “Item 7 - Management Discussion and Analysis of Financial Conditions and Results of Operations – Credit Facilities Developments”.

Enhancing our Capital Funding Sources

Since 2008, we have primarily relied upon institutional credit facilities to generate the capital sources needed to fund our mortgage loan investments.  Our Members United and BMO Facility financing arrangements enabled us to rapidly increase our mortgage loan investments and benefit from favorable net interest rate margins on our mortgage loan investments.  With the advent of the global credit crisis that commenced in 2008, our major institutional credit facility lenders sought to reduce their exposure on these facilities, thereby requiring us to undertake efforts to deleverage our balance sheet.

During 2010, we have taken steps to develop capital funding sources that are not dependent on the sale of mortgage-backed securities or institutional credit facilities.  With the launch and registration of our wholly-owned subsidiary, MP Securities, as a broker dealer firm registered under the Securities Exchange Act of 1934 and approved for membership in FINRA, we expect to increase our ability to sell debt securities and reduce our reliance on institutional credit facility lenders.  We expect to commence our broker dealer operations by the end of the second quarter of 2011 and will seek to develop a field force of registered representatives dedicated to the distribution of our debt securities.  In addition, we will seek to enter into distribution and selling agreements with other broker dealer firms who demonstrate a compatible company culture and share our desire to provide funding for church and ministry lenders.  By increasing funding through securities distribution, we expect to reduce our dependency on large credit facilities provided by institutional lenders, enhance our liquidity and funding capabilities and gain greater control over our asset / liability management process.

Strengthen the Quality of our Loan Portfolio

The continued weakness in the U.S. job market has in turn translated into lower contributions to churches and ministries.  Consequently, delinquency and default rates in our loan portfolio remained high, as compared to the historical performance of our loan portfolio.  These economic developments have impacted our earnings through lower net interest margins and by substantially increasing our provisions for loan losses.  We are working to improve the quality of our loan portfolio by reducing the number and severity of delinquent, defaulted and impaired loans in our portfolio. Our credit management team has focused its energies on resolving delinquent and defaulted loans through a combination of workouts, restructurings, and, where inevitable, through foreclosure actions.  We will continue our enhanced investment in managing our loan portfolio as the U.S. seeks to recover from an economic recession, high unemployment rates and declines in commercial and real estate values. By focusing on reducing delinquencies and resolving defaults, we believe that we can restore interest income received on our loan portfolio to more favorable levels.  In addition, we have provided $2.4 million in additional allowances for loan losses in 2010, which brings our total allowance for loan losses to $4.0 million.  We believe this figure is sufficient to absorb foreseeable losses in our portfolio.

Diversify Our Revenue Sources

Since inception, our primary source of revenue has come from the net interest margin we earn on our mortgage loan investments.  With the availability of financing and mortgage-backed loan facilities being curtailed as global financial markets adjust to a lack of liquidity in credit markets and unwinding of our primary credit facilities, we have deleveraged our balance sheet, thereby reducing the net interest income we receive on our investments.  As a result of these developments, we intend to expand the scope of revenue generating services we provide to make us less dependent on a favorable net interest rate margin from our mortgage loan investments.  To that end, we have implemented a new enterprise resources planning system which consists of a new core data processing system, accounting system, customer relationship management system and a new Network provider.  Further, we intend to launch an internet investor portal later this year.  The balance of this project should be completed in 2011 and this new technology platform enables us to act as a full service originator and servicer of our mortgage loan investments for credit unions while enhancing our relationships with, and services to churches, ministries, lenders, investors and financial institutions.  We also believe that we can expand our loan origination and loan participation sales activities and further diversify our sources of revenue.

Recently, we have identified a robust demand for quality church and ministry loans in the credit union industry and we are developing working relationships with credit unions and CUSOs that have expressed an interest in investing in ministry and church mortgage loans.  According to data published by the NCUA, it appears that federally insured credit unions have more room on their balance sheets for business loan investments than at any time in recent years due to a decline in the loan to share (deposit) ratio from 82.43% in 2006 to 71.82% in 2010.  In addition, yields on loans held by credit unions have declined from 6.47% in 2006 to 6.06% in 2010.  Meanwhile, the appetite for business loans, which typically yield higher rates than residential mortgages or other investments, has continued to grow.  Member business loan balances in credit union portfolios have increased annually in recent years, growing from $22.8 billion in 2006 to $37.1 billion in 2010.  We plan to originate more loans and sell loan participations into this attractive market, with the objective of generating increased fee income and recurring servicing revenue.

Sale of Investor Notes

On December 29, 2009, we filed a registration statement with the Securities and Exchange Commission to offer $100 million of our Class A Notes (File No. 333-163970).  The offering was declared effective on June 3, 2010.  The Class A Notes are sold in three categories, including a fixed interest rate note, a variable interest note and a flex note that provides for the opportunity to reset the rate once during each twelve month period following the issuance date of such note.  At December 31, 2010, $44.7 million of Class A Notes were outstanding.

With the launch of MP Securities in the second half of 2011, we also expect to commit additional resources, engage a team of sales representatives and enter into selling agreements with other broker dealer firms as part of an effort to increase our sale of debt securities to fund our business.  At December 31, 2010, our outstanding investor notes totaled $62.1 million.  In 2011, we also intend to launch a secured note offering to accredited investors and continue to offer our Class A Notes under a registration statement we have filed with the U.S. Securities and Exchange Commission.

Lending Activities

Loan Origination, Acquisition and Underwriting

For any church mortgage loans that we acquire from ECCU, we rely upon a combination of ECCU’s underwriting capabilities and experience in providing church and ministry related financing and our own resident underwriting capabilities.  We have expanded our in-house staff, improved our operational systems and loan origination capabilities and progressively reduced our reliance on ECCU to originate, underwrite and service our mortgage loan investments.  For any mortgage loans and participation interests we purchase from ECCU, we review ECCU’s underwriting and apply our internally developed underwriting criteria in purchasing a loan or loan participation interest from ECCU.  When we originate a loan, we rely entirely on our own underwriting capabilities and standards.  Typically, we receive an origination fee and loan processing fee at the inception of each loan.  In 2010, we purchased $924.5 thousand in mortgage loans from ECCU, as compared to $10.5 million in 2009.  As a result of our increased focus on originating our own loans, we originated $7.7 million in loans in 2010, as compared to $292 thousand in 2009.

Servicing

Because ECCU has been making mortgage loans for ministry related projects for over 40 years and has originated and currently provides loan servicing arrangements for more than $2.1 billion in mortgages held by investors, we have relied upon ECCU’s successful record in underwriting profitable and performing mortgage loans and have entered into a servicing agreement with ECCU for our mortgage loan investments.  As of December 31, 2010, ECCU was servicing 135 loans for us, totaling approximately $180.5 million in loan principal outstanding.

In September 2010, we implemented a new core processing system.  This system, as well as an increase in support staff, has allowed us to take on the servicing of five loans previously serviced by ECCU, as well as the servicing of one loan originated by us.  As of December 31, 2010, we are servicing six loans, totaling approximately $11.2 million in loan principal outstanding.  During 2011, we estimate that we will refinance around $36.6 million of maturing loans for which we will assume the servicing role, thus realizing significant cost savings. Even accounting for the cost of adding new staff and systems to provide servicing capacity, we expect to significantly decrease the future cost of servicing our portfolio.  Our newly developed servicing capability also represents the operational foundation of our loan participation strategy, which will enable us to produce recurring servicing revenue on an off-balance sheet portfolio of participated loans. Also, the conversion of our technology platform effective as of September 20, 2010 enables us to process, record, transmit and account for all financial and operational data for the benefit of other credit unions, finance lenders, churches, financial institutions and investors. With these additional capabilities, we will be able to expand our loan servicing capabilities.

Types of Loans

We invest primarily in mortgage loans secured by liens on churches, church-related and/or ministry related properties.  Generally, our loans are secured by first mortgage liens, but we may invest in loans secured by second liens or which are guaranteed junior secured obligations, or in unsecured loans, if such loans meet our loan criteria.

Permanent Loans

We acquire or originate mortgage loans that may have an adjustable interest rate or fixed rate.  The term for a mortgage loan may not exceed 30 years and the maximum loan to value ratio may not exceed 90%.  Historically, our standard loan investments have been limited to five year maturities.  Recently, however, we have begun making offers of ten year maturities on newly originated loans.

Construction Loans

Construction loans may be made to finance the construction or restoration of facilities for schools, worship facilities or ministry related purposes.  These loans normally will have a final maturity that will not exceed five years, with a construction draw period that will not exceed 12 months.  In most instances, construction loans are interest-only on the outstanding balance drawn for construction.  Under our Church and Ministry Loan Policy, the maximum loan to value ratio for a construction loan is 90%.  As of December 31, 2010, we did not have any outstanding construction loan commitments.

Participation Interests

From time to time, we also invest in participation interests in secured mortgage loans, whereby we own an undivided participation interest in a mortgage with a credit union or other lender.  By investing in a participation interest, we can participate in a larger loan investment and diversify our mortgage loans investment portfolio while minimizing our exposure to the aggregate amount of the loan.  When we invest in a “participation interest”, we purchase an undivided interest in a loan that has been originated by a credit union and we share principal and interest payments received from the borrower in an agreed upon manner.  When we purchase a participation interest, the purchase transaction is governed by a participation agreement entered into by the originator and the participant containing guidelines as to ownership, control and servicing rights.  In most instances, the originator retains all rights with respect to enforcement, collection and administration of the loan.  When we enter into a participation agreement with ECCU, we may have more limited access to the borrower and ECCU is generally entitled to exercise discretionary power in administering performing loans and undertaking collection efforts in connection with any of its non-performing loans.  As of December 31, 2010, approximately $61.12 million, or 31.87% of our total loan portfolio, consisted of loan participations we purchased from ECCU.

Line of Credit

We may make line of credit arrangements available to borrowers to meet their temporary working capital needs.  The term of such arrangements typically will not exceed one year and will provide for minimum interest payments during the term of the loan.  For loans made to members of credit unions that are secured by real property, accounts receivable, and/or inventory, the maximum loan to value ratio is 90% based upon the current value of the collateral.  As of December 31, 2010, we had $142.8 thousand in unfunded line of credit commitments.

Letters of Credit

Under our Church and Ministry Loan Policy, we are authorized to issue letters of credit granting the person named in the letter the right to demand payment from us for up to a specified amount provided the conditions set out in the letter are met.  We require that a letter of credit be fully secured by funds on deposit or restricted funds on a line of credit with a draw period on the line of credit that meets or exceeds the draw period on the letter of credit.  As of December 31, 2010, we had $1.0 million in outstanding letter of credit commitments.

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

However, in recent years we have expanded our operations to include our own independent loan origination and underwriting activities.  Our loan underwriting process involves a review and analysis of the church or ministry’s financial operation, the strength of the organization’s leadership team, prior history, financial capability, value of collateral and general creditworthiness.

Our managers establish our loan policies and review them periodically, and have authorized designated loan officers and our President to make loans within certain limits established by our managers from time to time.  Our managers adopted a Church and Ministry Loan Policy to support our expanded levels of acquisition and origination of loans and also appointed a Credit Review Committee to review and carry out our loan policy.  The Credit Review Committee may approve loans up to 25% of our tangible net worth or 5% of our aggregate loan portfolio, whichever is less.  For loans exceeding the threshold, our managers have established an Investment Committee that reviews our loans and loan requests which exceed certain prescribed limits under our loan policies.   Upon approval, we issue a written loan commitment to the applicant that specifies the material terms of the loan.

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

Subject to the foregoing discussion, the following tables demonstrate and confirm our compliance with these loan limit policies:

AGGREGATE CONCENTRATION LIMITS (dollars in thousands)
	Policy Limit	Year Ended December 31, 2010			Year Ended December 31, 2009
	% of Tangible Net Worth (TNW)	Number of Loans	Unpaid Balance	% of TNW	Number of Loans	Unpaid Balance	% of TNW
Construction Loans	200%	--	--	--	2	3,052	23.7%
Junior Liens	200%	15	20,297	186.9%	15	17,167	133.6%
Unsecured Loans	100%	1	849	7.8%	2	2,002	15.6%

SINGLE BORROWER CONCENTRATION LIMITS (dollars in thousands)
	Policy Limit	Year Ended December 31, 2010			Year Ended December 31, 2009
	% of Tangible Net Worth (TNW)	Number of Loans Over Limit	Aggregate Unpaid Balance	% of Portfolio	Number of Loans Over Limit	Aggregate Unpaid Balance	% of Portfolio
Unsecured Loans To One Borrower	10%	--	849	0.4%	--	2,002	1.0%
Loans to One Borrower	25%	17	50,115	26.1%	5	20,645	10.4%

	LARGEST SINGLE BORROWER EXPOSURES (dollars in thousands)
	Policy Limit	Year Ended December 31, 2010			Year Ended December 31, 2009

	% of Tangible Net Worth (TNW)	Aggregate Unpaid Balance	% of TNW	Aggregate Unpaid Balance	% of TNW
Largest Real Estate Secured Loan	25%	4,720	43.5%	4,785	37.2%
Largest Unsecured Loan	10%	849	7.8%	1,002	7.8%
Largest Single Borrower	25%	4,720	43.5%	4,785	37.2%

As of December 31, 2009 and 2010, respectively, we were in compliance with our policy on aggregate concentration limits for construction loans, junior liens and unsecured loans, as well as our policy limit for unsecured loans to one borrower. Our portfolio included seventeen loans at December 31, 2010 and five loans at December 31, 2009 that exceeded our policy limits for loans to one borrower.  All of the aforementioned loans exceeding policy limits were originated or purchased in compliance with our policy, which allows our managers or the managers’ Loan Investment Committee to approve certain exceptions.

Of the 17 loans that were out of compliance at December 31, 2010, four were approved as exceptions by our managers or our Loan Investment Committee, one loan was purchased before the current policy was adopted, and two loans were purchased by MPF under a different policy that existed for MPF at the time and were subsequently transferred to us as part of the BMO Facility liquidation.  The remaining eight loans migrated out of compliance solely due to a decline in our Tangible Net Worth (“TNW”) in recent years, which was the result of increased provisions for loan losses.  Our managers’ Loan Investment Committee has evaluated our position and directed executive management to determine whether a reduction in exposure to any of these loans would be advisable.

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

Based in part on the foregoing criteria, we have adopted a risk rating system for rating the risk of our mortgage loan investments. Our managers and management team monitor portfolio composition regularly and may, from time to time, establish guidelines for management regulating the fraction of the portfolio that may be invested in each risk category.  We monitor the risk ratings of our mortgage loan portfolio on a regular basis.

Our Loan Investment Portfolio

We invest primarily in mortgage loans secured by liens on churches, church-related and/or ministry-related properties. Generally, our mortgage loans are secured by first liens, but under limited circumstances, we may invest in loans secured by junior liens. The payment of our mortgage loan investments is not insured and, in general, is not guaranteed by any person or by any government agency or instrumentality. We must, therefore, look to foreclosure on the property securing the loan as the primary source of recovery in the event the loan is not repaid as required. Some of our mortgage loan investments are partial participation ownership in a mortgage loan, whereby we own an undivided interest in the loan investments with other institutions. Generally, the percentage of our ownership interest in our mortgage loans has ranged from 1.0% to 100%. Joint ownership allows us to participate in larger loans and in a greater number of loans than we would otherwise be able to afford, and therefore allows us to achieve greater diversification for our mortgage loan investment portfolio.

Our cash and loan investments for the years ended December 31 are set forth below:

	Year Ended December 31, (dollars in thousands)
	2010	2009
Assets
Cash	$7,078	$9,980

Loans, net of allowance for loan losses of $3,997 and $1,701 in 2010 and 2009, respectively	187,005	196,858

Accrued interest receivable	742	956

Set forth below are the amounts we invested in each loan category for the years ended December 31, 2010 and 2009, respectively:

	Year ended December 31, (dollars in thousands)
	2010		2009
Loan Category	Amount	Percent of Portfolio	Amount	Percent of Portfolio
Loans to evangelical churches and related organizations (Real estate secured)	$190,928	99.6%	$194,068	97.5%
Construction Loans	--	--	3,052	1.5%
Unsecured	849	0.4%	2,002	1.0%
Total	$191,777	100.0%	$199,122	100.0%

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

Please see the discussion under the section “Management Discussion and Analysis of Financial Condition −  Results of Operations” for information regarding our historical interest costs, interest income and yields realized on our mortgage loan investments for the years ended December 31, 2010 and 2009.

Loan Maturities

The following table sets forth the future maturities of our mortgage loan portfolio at December 31, 2010:

	Dollar Amount of Mortgage Loans Maturing During Year (in thousands):
	2011	2012	2013	2014	2015	After 2015	Total
Mortgage Loan Portfolio at:
December 31, 2010	$46,465	$46,240	$69,588	$5,392	$16,135	$7,957	$191,777

Included in the table above is one adjustable rate loan for $2,485 thousand due in 2012.

Diversification of Our Mortgage Loan Portfolio

The following table sets forth, as of December 31, 2010 and 2009, each state in which: (i) the unpaid balance of our mortgage loans was 10% or more of the total unpaid balance of our loan portfolio; and (ii) the number of our loans was 10% or more of our total loans:

	California (dollars in thousands)
	2010	2009

Unpaid Balance of Loans	$48,986	$54,267
%	25.54%	27.25%

Number of Loans	35	43
%	24.82%	28.10%

	Texas (dollars in thousands)
	2010	2009

Unpaid Balance of Loans	$23,438	$22,234
%	12.22%	11.17%

Number of Loans	14	13
%	9.93%	8.50%

Our Loan Renewal Policies

We offer to renew, re-underwrite or otherwise continue (i.e. renew) a maturing loan on a case by-case basis, based on the terms of the maturing loan, the credit status of the borrower and our liquidity needs at the time. Prior to maturity, each loan is analyzed and re-underwritten to determine if it is a possible rollover candidate. Management then reviews our liquidity needs and conditions in determining whether to recommend to our Credit Review Committee to roll over the loan.

Sale of Loan Participation Interests

From time to time, we enter into loan participation purchase and sale agreements and we believe there is a robust demand for church and ministry loans in the credit union industry.  On May 1, 2009, we entered into a Master Loan Participation Purchase and Sale Agreement (the “Western Participation Agreement”) with Western Federal Credit Union, a federal credit union located in Hawthorne, California (“Western”).  Pursuant to the Western Participation Agreement, Western is authorized, but not obligated, to purchase loan participations from us on a non-recourse basis.  When Western purchases a participation interest, a certificate is delivered and agreed upon which identifies the name of the borrower, the principal amount due under the loan, purchase price, interest rate, maturity date and participation percentage acquired under the loan.  Our agreement with Western includes standard representations and warranties for a loan participation purchase agreement that are typical for a transaction of this nature.  In addition, we are obligated to monitor the loans in which Western purchases a participation interest and alert Western of certain material events which might affect the financial condition of the borrower and collectability of the loan.

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

Performance and Monitoring of our Loan Portfolio

As of December 31, 2010, 135 of our 141 mortgage loan investments are serviced by ECCU and subject to ECCU’s collection policies.  Under the terms of our servicing agreement with ECCU, we monitor each mortgage loan or participation interest we acquire to ensure full payments are received as scheduled.  We also receive monthly reports from ECCU regarding our mortgage loan investments, including delinquent loan status reports.  For the six loans that we service, we monitor payment receipts and delinquency.  We produce status reports on these loans similar to those which we receive from ECCU.  These status reports are included in monthly and quarterly reports management prepares for our managers.

Delinquent Loans

Due to adverse economic conditions in the U.S., many churches have been materially impacted by high unemployment rates, foreclosures on homes owned by their members, collapsing real estate values and diminished net worth of their congregations and members.  Contributions to churches and ministries are especially sensitive to these economic trends facing the U.S. Over the past two years, we have experienced fluctuating but generally increasing rates in delinquencies on our mortgage loan investments. During 2010, delinquency rates have ranged from approximately 5.48% to 11.51% of the total amount of our mortgage loan investment portfolio.

We report a mortgage loan as delinquent if it is 90 days or more in arrears. At December 31, 2010, 7.08% of our portfolio qualified as delinquent.  We have adopted a proactive approach in responding to delinquencies in our loan portfolio. Our servicing agent, ECCU, or our staff makes direct contact with the borrower within ten (10) days of an initial late payment. If the situation progresses to 30 days or more, we follow up with an onsite visit to discuss the borrower’s circumstances and how the borrower can bring the loan current.

From time to time, we have restructured a mortgage loan in light of the borrower’s circumstances and capabilities.  If we decide to accept a loan restructure, however, our policy does not permit us to forgive or reduce the principal amount owed on the loan.  In the event that an acceptable workout of a delinquent mortgage cannot be reached, we, or ECCU for any loans it services for us, will generally proceed with a foreclosure proceeding on any collateral securing the loan.  As of December 31, 2010, ECCU has initiated four foreclosure actions on mortgage loans which we own or in which we hold a participation interest, representing $9.2 million in outstanding indebtedness.  Since inception, we have had no loan losses that have been charged off on our mortgage loan investments.  In addition, we have never taken an ownership interest in real property or collateral after a foreclosure has been initiated and no judicial or foreclosure sales have been held on any mortgage we have acquired or originated.

Non-performing Loans

The table below sets forth the amounts and categories of non-performing assets in our portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan or the borrower warrant placing the loan on non-accrual status.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Troubled debt restructuring arrangements (or “TDR’s”), are loans which include renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications may include a lower interest rate, an extension of the maturity date or reduction in accrued interest.  All TDR’s (restructured loans) are initially placed on non-accrual status regardless of whether the loan was performing at the time it was restructured.

The following is a summary of our non-performing mortgage loans at December 31:

	(dollars in thousands)
	2010		2009

Non-accrual loans	$27,007	1	$25,337	2
Loans 90 days or more past due and still accruing	--		--
Restructured loans on accrual status	--		3,714
Total non-performing loans	$27,007		$29,051

Non-performing loans as a percentage of total loans	14.1%		14.6%

1Includes $17.6 million of restructured loans on non-accrual status. 2Includes $17.0 million of restructured loans on non-accrual status.

For the year ended December 31, 2010, gross interest income which would have been recorded had the non-accrual loans been current in accordance with their original terms amounted to $973 thousand.  Interest in the amount of $91.4 thousand was included in income during 2010 on such loans through the accretion of loan discount and net present value impairment.  We monitor our non-performing loans on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.

As of December 31, 2010, four of our non-performing loans were the subject of foreclosure proceedings.  We have set aside a reserve of $1.97 million for these four loans.  We are actively working with ECCU and the borrower in each of these foreclosure actions in an effort to minimize any losses on these loans.  Since inception, we have never had a foreclosure sale or judicial sale ordered on a loan we have acquired or originated.

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

The following table shows the number and balance of restructured loans in our mortgage loan portfolio, as well as the percentage of our total portfolio those loans represented and the amount of allowance for loan losses associated with restructured loans as of December 31:

	(dollars in thousands)
	2010	2009

Number of restructured loans	11	12
Balance of restructured loans	$17,557	$20,748
Percentage of loan portfolio	9.15%	10.42%
Allowance for loan losses associated with restructured loans	$1,335	$275

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

The allowance for loan loss is monitored by our senior management on an ongoing basis. We examine the performance characteristics of our portfolio loans, including charge-offs, delinquency ratios, loan restructurings and modifications and other significant factors that, in management’s judgment, may affect our ability to collect loans in the portfolio as of the evaluation date.  In 2009, we also added a factor relating to the portion of our loan portfolio that is held in a loan participation interest.  The net effect of adding this factor in analysis for 2010 resulted in an increase in the allowance for loan losses reflecting the greater risk of loss associated with holding a loan participation interest in which we do not serve as the lead lender for the loan.  Our senior executive team monitors these factors on a regular basis and reviews are conducted quarterly with our managers.

Our senior executive team also evaluates our allowance for loan losses based upon a review of individual loans in our loan portfolio.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows we expect to receive on an impaired loan that may be susceptible to significant change.  Once a loan becomes delinquent or non-performing, or the borrower reports a material adverse financial condition, or we determine that the value of the collateral underlying an impaired loan has substantially declined, we assess all information available to us to determine the estimated loss for a particular loan.  We monitor these individual impaired loans on a regular basis.

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

For 2010, our provision for loan losses was $2.377 million, or 1.24% of our total loan portfolio.  Assessing the adequacy of our allowance for loan losses is inherently subjective as it requires us to make material estimates, including the amount and timing of future cash flows we expect to receive on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects all known and inherent credit losses in our mortgage loan portfolio as of December 31, 2010.

The following represents a breakdown of the components of our allowance for loan loss as of December 31 (in thousands):

	2010	2009

Specific allowance related to loans in foreclosure	$1,966	$597
Specific allowance related to other impaired loans	799	309
Allowance based on net present value differences of restructured loans	567	258
General allowances	665	537
Total Allowance	$3,997	$1,701

In addition, we segregate the loan portfolio into portfolio segments for purposes of evaluating the allowance for loan losses. A portfolio segment is defined as the level at which we develop and document a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

 Our loan portfolio is segregated into the following portfolio segments:

Wholly-owned First Collateral Position. This portfolio segment consists of the wholly owned loans for which we possess a senior lien on the collateral underlying the loan.

Wholly-owned Junior Collateral Position. This portfolio segment consists of the wholly owned loans for which we possess a lien on the underlying collateral that is superseded by another lien on the same collateral.  This segment also contains any loans that are not secured by any collateral.  These loans present more credit risk than loans for which we possess a senior lien due to the increased risk of loss should the loan enter foreclosure.

 Participations First Collateral Position. This portfolio segment consists of the participated loans for which we possess a senior lien on the collateral underlying the loan. Loan participations have more credit risk than wholly owned loans because we do not maintain full control over the disposition and direction of actions regarding the management and collection of the loans.  The lead lender directs most servicing and collection activities and major actions must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with ours.

Participations Junior Collateral Position.     This portfolio segment consists of the participated loans for which we possess a lien on the underlying collateral that is superseded by another lien on the same collateral.  Loan participations in the junior collateral position loans have more credit risk than wholly owned loans and participated loans where we hold a senior lien on the collateral.  The increased risk is the result of the factors presented above relating to both junior lien positions and participations.

Classification of Loans

Our Loan Policy provides for the classification of loans considered to be of lesser quality as “watch”, “substandard”, “doubtful”, or “loss” assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that continuing to treat the loan as an asset is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are designated as a “watch” asset.

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

Employees

Effective as of January 1, 2010, we renewed our staffing agreement with Administaff Companies, Inc. for personnel and administrative services.  As of December 31, 2010, we had a total of fourteen full-time employees we engage under this arrangement.  None of our employees are covered by a collective bargaining agreement, and we believe that we have an excellent relationship with our employees and staff.

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

Tax Status

Effective with our conversion from a corporate form of organization to a limited liability company organized under the laws of the State of California on December 31, 2008, we have chosen to be treated as a partnership rather than a corporation for U.S. tax law purposes.  As a result, profits and losses will flow directly to our equity investors under the provisions of our governing documents.  If we fail to qualify as a partnership in any taxable year, we will be subject to federal income tax on our net taxable income at regular corporate tax rates.  As a limited liability company organized under California law, we are also subject to an annual franchise fee plus a gross receipts tax on our gross revenues from our California based activities if our income is in excess of $250 thousand per year.

Regulation of Mortgage Lenders

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

As we expand our loan originations outside of the state of California, we will need to comply with laws and regulations of those states.  The statutes which govern mortgage lending and origination activities vary from state to state.  Because these laws are constantly changing, due in part, to the challenge facing the real estate industry and financial institutions from residential lending activities, it is difficult to comprehensively identify, accurately interpret and effectively train our staff with respect to all of these laws and regulations.  We intend to comply with all applicable laws and regulations wherever we do business and will undertake a best efforts program to do so, including the engagement of professional consultants, legal counsel, and other experts as deemed necessary by our management.

Loan Brokerage Services

In 2009, we created a new subsidiary, MP Realty, which provides loan brokerage and other real estate services to churches and ministries in connection with our mortgage financing activities. The California Department of Real Estate issued MP Realty Services, Inc. a license to operate as a corporate real estate broker on February 23, 2010. As we expand our loan brokerage activities to other states, we may be required to register with these states as a commercial mortgage broker if we are directly or indirectly marketing, negotiating or offering to make or negotiate a mortgage loan.  We intend to monitor these regulatory requirements as necessary in the event MP Realty provides services to a borrower, lender, broker or agent outside the state of California.

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

Regulation of Financial Services

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”)  was enacted on July 21, 2010.  The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions and created a new Consumer Financial Protection Bureau and Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.  Because of the nature of our business, we do not expect this legislation to have a significant direct impact on our business.  Because many of the implementing regulations have yet to be written by various regulatory agencies, we cannot give any assurances that the Dodd-Frank Act will have no material effect on our business.

Our wholly-owned broker-dealer firm, Ministry Partners Securities, LLC, expects to launch its activities by the end of the second quarter of 2011.  As a firm registered as a broker-dealer under Section 15 of the Securities Exchange Act of 1934, MP Securities is subject to regulation by the U.S. Securities and Exchange Commission (“SEC”) and regulation by state securities commissions in the states in which it will conduct its activities.  Initially, we expect to register MP Securities in the states of California, Colorado, Florida, Georgia, Nevada, Ohio, Oregon and Texas.

Much of the regulation of broker-dealers in the U.S. has been delegated to self-regulatory organizations, principally FINRA and the securities exchanges.  FINRA adopts and amends rules (which are subject to approval by the SEC) for regulating the industry and conducts periodic examinations of member firms.  The SEC, FINRA and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

As a broker-dealer firm, MP Securities will be subject to regulation regarding sales methods, use of advertising materials, arrangements with clearing firms or exchanges, record keeping, regulatory reporting, conduct of managers, officers and employees and supervision.  To the extent MP Securities will solicit orders from customers, it will be subject to additional rules and regulations governing sales practices and suitability rules imposed on member firms.

Our wholly-owned subsidiary, MP Securities, is also required to maintain minimum net capital pursuant to rules imposed by FINRA.  In general, net capital is the net worth of the entity (assets minus liabilities) less any other imposed deductions or other charges.  If a member firm fails to maintain the required net capital it must cease conducting business and, if it does not do so, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA.  Under its Membership Agreement entered into with FINRA, MP Securities is required to maintain minimum net capital of $5,000.

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

We are actively expanding our methods of raising capital, including institutional financing, conduit financing, the sale of secured notes and launch of our broker-dealer firm to assist us in increasing sales of our debt securities.  If our strategy to raise additional capital through the sale of debt securities is not viable, we will need to find alternative sources of borrowing to finance our operations.  To the extent we are unable to raise the capital we need to implement our strategic objectives, we may have to sell assets, further deleverage our balance sheet, and reduce operational expenses, thereby reducing cash available to distribute to our equity and debt securities investors.

Our growth is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to grow our balance sheet assets through the use of leverage. Our organizational and governing documents do not limit the amount of indebtedness which we may incur. Our managers have overall responsibility for our financing strategy. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns. There can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, or a financial loss if we are required to liquidate assets at a commercially inopportune time. At December 31, 2010, we had $183.9 million of total outstanding debt obligations, of which approximately 20%, 65% and 4% of the principal amount of this debt is due and payable in the years 2011, 2012 and 2013, respectively.

We incurred a significant operating loss for 2010 and the timing of our return to profitability is uncertain.

We incurred a net loss of $1.6 million for the year ended December 31, 2010, primarily due to increases in our provision for loan losses.  Although we have taken a significant number of steps to reduce our exposure to credit losses on our portfolio and improve the performance of our non-performing assets, we can give no assurances that our operations will return to profitability in 2011.

We have fluctuating earnings.

As a mortgage financing lender, we make provisions for losses relating to our loan portfolio and we could be forced to take impairment charges due to a borrower’s default.  Since inception, we have never had a foreclosure sale or charge-off on a loan.  With the nationwide economic crisis that has affected unemployment figures, residential and commercial foreclosures and availability of credit, many churches have been adversely impacted in their ability to meet their financial obligations.  While we have remained profitable during calendar years 2008 and 2009, we incurred a significant net loss in 2010, primarily due to increases in our allowance for loan losses.

We may be required to repurchase loans that we have sold.

If any of the loans we originate or acquire do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, the terms of our mortgage loan sale agreements or participation interest purchase agreements require us, and the terms of any future agreements will likely require us, to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify purchasers for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

The continuation of the economic recession that began in 2007 and the deterioration in real estate values has adversely impacted the performance of our loan portfolio.  Our borrowers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment.  For the year ended December 31, 2010, we recorded a provision for loan losses of $2.377 million, compared to $1.322 million for the year ended December 31, 2009.  Our senior management has analyzed our loan portfolio for any value-at-risk and increased our loan loss provisions accordingly.  Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses.

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

Our mortgage loan investments are subject to increased scrutiny by National Credit Union Administration (“NCUA”) regulatory authorities and our primary credit facility lenders are now governed by the NCUA pursuant to conservatorship proceedings.

As of December 31, 2010, we owed $87.3 million and $8 million on the Members United $100 million credit line and $10 million credit line, respectively.  On September 24, 2010, NCUA placed Members United into conservatorship and we have been subsequently advised by NCUA representatives that our Members United credit facility has been transferred to the Asset Management Assistance Center (hereinafter referred to as “AMAC”) established by NCUA to administer the Members United conservatorship.  While the transfer of our Members United credit facility to AMAC will not affect the underlying terms, conditions, maturity date or other material terms of our Members United credit facility, the mortgage loan investments we own and are held by NCUA as collateral will be subject to additional regulatory scrutiny.

Effective as of October 1, 2010, Western Corporate Federal Credit Union (“WesCorp”), a federally chartered credit union located in San Dimas, California, was placed into liquidation by the NCUA under federal conservatorship proceedings.  As a result, our WesCorp loan was transferred to NCUA’s AMAC.  The outstanding principal balance on this loan, $24.7 million at December 31, 2010, will be due and payable on March 30, 2012.  To pay off this credit facility, we will need to negotiate and enter into a replacement credit facility, raise additional funds through the sale of debt or equity, sell some of our mortgage loan investments or pursue a combination of these strategic financing options.

The interest rate and terms of our Members United credit facilities are subject to adjustment and modification.

In 2011, $87.3 million of our Members United $100 million credit line is subject to adjustment as to the interest rate charged on the facility.  If we are unable to reach an acceptable agreement with AMAC as to the interest rate and pay off terms for the facility, our borrowing costs could substantially increase, thereby negatively affecting our earnings, liquidity and ability to make distributions to our equity investors and payments to our note investors.

Significant over collateralization of WesCorp Loan may affect our ability to issue additional debt securities and/or pay our unsecured obligations.

At December 31, 2010, we had pledged approximately $56.7 million of our mortgage loans to secure the $26.5 million still outstanding on the WesCorp Loan, a collateralization-to-debt ratio of approximately 214%. While the principal amount of this collateral will decrease as we receive amortized payments on these mortgage loans, the principal balance owed on this collateral will remain significantly higher than the balance we owe on the WesCorp Loan. Also, the lender is not required to release a proportionate amount of the excess collateral upon our partial prepayment of the WesCorp Loan. As a result, the lender will retain all of the excess collateral until the WesCorp Loan is repaid in full. We will not have this excess collateral available to pay our other obligations, including our Class A Notes, until we repay the WesCorp Loan.

Our systems may experience an interruption or breach in security which could subject us to increased operating costs as well as litigation and other liabilities.

We rely heavily on communications and information systems to conduct our business and we converted to an enterprise resources planning system in September 2010 that includes a core data processing system that is independent from ECCU’s operating system.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer and investor relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of a borrower, investor or customer’s business or expose us to civil litigation and possible financial liability.

Risks Related to the Financial Services Industry and Financial Markets

Continuance of current economic conditions could further harm our financial condition, income and ability to make distributions to our equity holders.

Global recessionary economic conditions and adverse developments in the credit markets have substantially reduced the availability of financing for church and ministry loans.  These conditions have reduced the amount of capital we have available to make new investments, contributed to the decline in our total mortgage loan investments and reduced the income received from our investments.  These economic conditions have also been accompanied by significant declines in the value of real estate and real estate related assets in many regional markets in the U.S., impairment of the ability of many borrowers to repay their obligations and illiquidity in the markets for real estate and real estate-related assets. These events have had significant adverse effects on our business including significant increases in our provision for loan losses and the unavailability of financing for our acquisition and warehousing of our mortgage loan investments. Continuation of current economic conditions could further harm our financial condition, income and ability to make distributions to our equity and debt securities investors.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. We do not currently know the full extent to which this market disruption will affect us or the markets in which we operate and we are unable to predict its length or ultimate severity.  If these challenging conditions continue, we may experience further tightening of liquidity, be forced to record additional impairment charges as well as encounter additional challenges in raising capital and obtaining investment or other financing on attractive terms or at all.

Interest rate fluctuations and shifts in the yield curve may cause losses.

Our primary interest rate exposures relate to our mortgage loan investments and floating rate debt obligations. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to originate and acquire mortgages and the value of our mortgage investments.

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

Our ability to execute our business strategy, particularly the growth of our mortgage loan investments portfolio, depends to a significant degree on our ability to obtain additional capital. Our financing strategy is dependent on our ability to obtain debt financing at rates that provide a positive net spread. If the net spread on such financing narrows or if availability of credit facilities ceases to exist, then our ability to execute future financings will be severely restricted.

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

When we acquire mortgage loans that we finance on a short-term basis with a view to securitization or other long-term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long-term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long-term basis, we may be unable to pay down our short-term credit facilities, or be required to liquidate the assets at a loss in order to do so. Our reliance on financing provided by institutional credit facility lenders may subject us to obligations to make significant balloon payments upon maturity of our WesCorp facility and termination of our Members United credit facilities.  If we are unable to obtain longer term financing on attractive terms, we may have to use less efficient forms of financing for any new investments, which will result in fewer loan acquisitions or originations of profitable mortgages and thereby reduce the amount of our earnings available for distribution to our equity investors and funds available for operations and investments.

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

Our financing arrangements contain covenants that restrict our operations and any default under these arrangements would inhibit our ability to grow our business, increase revenue and make distributions to our equity investors.

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

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, undertake enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. As of December 31, 2010, our investments included $61.12 million in loan participations, representing 31.87% of our portfolio.

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

There is generally no publicly available information about the churches and ministries to which we lend. Therefore, we must rely on our borrowers and the due diligence efforts of our staff to obtain the information that we consider when making our credit decisions. To some extent, our staff depends and relies upon the pastoral staff to provide full and accurate disclosure of material information concerning their operations and financial condition. We may not have access to all of the material information about a particular borrower’s operations, financial condition and prospects, or a borrower’s accounting records may become poorly maintained or organized. The financial condition and prospects of a church may also change rapidly in the current economic environment. In such instances, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover our loan in its entirety.

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

We are among a limited number of institutions specialized in providing loans to evangelical churches and church organizations. Even though the number of institutions making and/or investing in mortgage loans to churches and church-related organizations has increased in recent years, these loans are secured by specialized properties and the secondary market for these loans remains regional and limited. Our mortgage loan agreements require the borrower to adequately insure the property securing the loan against liability and casualty loss. However, certain types of losses, generally those of a catastrophic nature such as earthquakes, floods or storms, and losses due to civil disobedience, are either uninsurable or are not economically insurable. If a property was destroyed by an uninsured loss, we could suffer loss of all or a substantial part of our mortgage loan investment.  Moreover, a majority of our loans are to borrowers in California, Colorado, Illinois and Texas, states which to varying degrees have been negatively impacted by the depressed real estate market and resulting decrease in real estate prices.

Our loan portfolio is concentrated geographically and focused on loans to churches and related organizations.

We are among a limited number of institutions specialized in providing loans to evangelical churches and church organizations.  Moreover, a majority of our loans are to borrowers in California, Colorado, Illinois and Texas, states which to varying degrees have been negatively impacted by the depressed real estate market and resulting decrease in real estate prices. Even though the number of institutions making and/or investing in mortgage loans to churches and church-related organizations has increased in recent years, these loans are secured by special purpose facilities.  As a result, if the properties securing such mortgages must be sold, there may be a limited number of buyers available for such properties. Nevertheless, we believe that there is a great deal of diversity in the types of not-for-profit organizations and entities that could be potential acquirers of properties of this nature, including, but not limited to, other churches, schools, clinics, community development agencies, universities and educational institutions, day care, social services, assisted living facilities and relief organizations.

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

In the past, we have sold a significant amount of our new debt securities to our existing investors when their debt securities matured. Historically, we have enjoyed a significant rate of reinvestment by our investors upon maturity of their debt obligations. During the years 2009 and 2008, for example, 79% and 76%, respectively of our note investors extended their investments or reinvested in new debt securities upon maturity of their notes.  During the year 2010, 57% of our investors extended or reinvested in our debt securities. There is no assurance that these past rates of reinvestment will continue in the future. If our investors do not reinvest in substantial amounts, our ability to maintain or grow our asset base could be impaired.

Our ability to raise capital and attract new investors in our debt securities depends on our ability to attract an effective sales force in our wholly-owned licensed broker dealer firm.

Our wholly-owned subsidiary, MP Securities, recently was accepted for membership in FINRA, and is undertaking efforts to commence its operations by the end of the second quarter of 2011.  Our ability to attract new investors in our debt securities and increase the sale of our debt securities will depend, to a substantial degree, on our ability to assemble our sales team and to strategically recruit, retain and compensate the required personnel to assist us in this effort.

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

Because we share some common managers with ECCU, our management has conflicts of interest with the interests of ECCU.

Our Chairman of our Board of Managers is a full time employee of ECCU and another manager is a director of ECCU. Conflicts of interest are inherent in mortgage loan transactions we enter with ECCU or any of its affiliates. Because of these multiple relationships, these persons will face conflicts of interest in connection with various decisions they will make on our behalf, including, but not limited to:

•	decisions as to which mortgage loans ECCU will make available to us;

•	decisions as to the price and terms of mortgage loans ECCU offers to us;

•	determinations as to the creditworthiness of borrowers of mortgage loans ECCU offers to us;

•	decisions to acquire mortgage loan investments from or through ECCU;

•	decisions regarding our contract with ECCU for our office facilities;

•	decisions regarding collection and enforcement actions taken by ECCU when it acts as primary lender of a loan participation interest or as servicer for one of our mortgage loan investments; and

•	decisions regarding our contracts with ECCU for loan underwriting, processing and servicing services.

We have also implemented a Related Parties Transaction Policy, to which all of our managers and officers must adhere. It provides, among other things, that certain related party transactions be approved by a majority of those managers who are unrelated to the parties in the transaction.

We have further mitigated these conflicts of interest by forming a Credit Review Committee, three out the four members of which consist of our officers who are unrelated to ECCU. This committee makes most of the loan approval decisions under our Church and Ministry Loan Policy. Our Church and Ministry Loan Policy sets forth minimum credit quality standards for the loans we make or purchase, and can only be overridden, depending on the circumstances, by our Investment Committee or by our managers.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our business offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720.

We currently rent our offices (approximately 4,970 square feet of rentable space) from ECCU under the terms of an Office Lease dated November 4, 2008.  The lease has an initial term of five years and we have an option to renew for two additional periods of five years each.  For 2010, base rent was $9,443 per month.  In 2011, our base rent will increase to $9,940 per month.

Item 3.  LEGAL PROCEEDINGS

Routine Litigation

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  Subject to the two matters referenced below, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows.

On February 7, 2011, Harris County, on behalf of itself and several other county tax authorities located in Houston, Texas, filed a suit for the recovery of delinquent ad valorem taxes against Steve Ams Ministries d/b/a Chapel of Praise (“SA Ministries”).  We hold a mortgage in the amount of $1,237,500 on a worship facility and property owned by SA Ministries.  The suit for unpaid property taxes names our wholly-owned subsidiary MPF, as a defendant in the proceeding.  Harris County is seeking recovery of $63,685 plus costs in this litigation.  On February 15, 2011, a second suit was filed by Alief Independent Schools District against SA Ministries for recovery of unpaid ad valorem taxes.  The plaintiff is seeking recovery of $87,187 plus court costs in this action.  We have been named as a defendant in this matter.

We have filed answers to each of these court actions and believe we have adequate defenses to the actions brought by the plaintiffs in these two proceedings.  In each instance, the property owned by SA Ministries has been continually used for ministry and worship related activities and, as a consequence, should qualify for an appropriate exemption from ad valorem taxes under Texas law.  SA Ministries has filed for and requested an exemption from such taxes on a retroactive basis.  No action is expected to be taken in these two proceedings until the administrative action requesting exemption has been disposed of.  If SA Ministries is successful in its efforts claiming exemption from valorem taxes because of its use of the property for religious purposes, we expect that the suits will be successfully resolved without liability to us or MPF.  Should the SA Ministries request for exemption be denied after all appeals or requests for relief exhausted, we may be required to pay all unpaid ad valorem taxes in the Harris County suit in the amount of $63,685 and $87,187 requested in the Alief Independent Schools District action, plus costs, penalties and interest or other relief awarded by the court.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our equity owners during the fourth quarter of 2010.

PART II

Item 5.  MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units (the “Series A Units”).  Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company.  As a result of the conversion, each share our common stock immediately outstanding prior to the conversion date was converted into one fully paid and non-assessable unit of our Class A Units and each holder of our Class I and Class II Preferred Stock received one Series A Unit for each share of Class I and Class II Preferred Stock exchanged.  As of December 31, 2010, a total of 146,522 Class A Units were issued, with 11 holders of record.

Sale of Equity Securities by Issuer

During the year ended December 31, 2010, we did not sell Class A Units, Series A Units or equity units.

Purchases of Equity Securities by Issuer

During the year ended December 31, 2010, we did not purchase Class A Units or Series A Units.

Dividends and Distributions

Prior to our conversion from a corporation to a limited liability company, we paid regular dividends on our Class I and Class II Preferred Stock.  For 2010, we made no distributions to the holders of our Class A Units.

During 2009 and 2010, we made distributions on our Series A Units as follows:

SERIES A UNITS
Quarter	Distributions Declared per Unit
	2010	2009

Fourth	$0.676	$0.727
Third	$0.675	$0.797
Second	$0.766	$0.872
First	$0.694	$0.958
Total distributions made per Unit	$2.811	$3.354

Our profits and losses are allocated to the holders of our Class A Units and Series A Units in a manner that provides for a preferential return to the Series A Unit holders.  Each holder of a Series A Unit will be entitled to receive a quarterly preferred return payment that is equal to a percentage of the $100 per unit liquidation preference, which percentage will be one hundred ninety (190) basis points higher than the LIBOR for one year in effect on the last day of the calendar month for which the preferred return is declared by our managers (“Preferred Income Payment”).  This percentage will be applied to the liquidation preference of the Series A Units in the amount of $100 per unit.

Preferred Income Payments will have priority over the distribution of profits or income to the Class A Unit holders and any series or class of common units that are hereafter issued.  In the event that we accrue, but do not distribute, a Preferred Income Payment, no distribution of earnings may be made to the holders of our Class A Units until such Preferred Income Payments have been made.

In addition to quarterly Preferred Income Payments, we have also agreed to set aside funds for payment to the holders of the Series A Units an amount equal to 10% of our net profits earned for any fiscal year, after subtracting the amount of quarterly Preferred Income Payments made during such year.  This priority distribution of our net profits after payment of quarterly Preferred Income Payments will be made to holders of the Series A Units on a pro rata basis.  The balance of any profits, taking into consideration the preferred distribution to the holders of Series A Units, will be allocated to all holders of our Class A Units in proportion to their percentage interests in our Class A Units.

In the event of a loss, our operating agreement provides that losses will be allocated first to the holders of common units and then to the Series A Unit holders until their respective capital accounts have been reduced to zero.  If the capital accounts of the members cannot offset the entire loss, the balance will be allocated, pro rata, to the holders of common units in proportion to their respective ownership interest in our common equity units.

Equity Compensation Plans

We do not have an equity compensation plans which authorize the issuance of our equity interests to our managers, officers or employees.

Item 6.  SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto included in this Annual Report beginning at page F-1.

Overview

We are a Brea, California-based business whose mission is to make evangelical ministries more effective by providing ministries with Biblically-based, value-driven financial services and by providing funding services to the credit unions who serve these ministries.  We do this by originating and investing in mortgage loans made to churches, most of which are secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church organizations, including Christian schools, ministries and related organizations.  With a committed and experienced team of employees, senior management and managers who have extensive experience in providing financial solutions to Christian ministries, churches and organizations, we believe that our Company serves as a significant lender in this market.

We are seeking to position our Company for future growth in the areas where we have historically been successful through our investments in church and ministry mortgage loans, while diversifying the sources of revenue generated by our business.  In order to take advantage of our market opportunities and maximize the value of our equity holders’ investment in the Company, we will continue to focus on:

•	improving our liquidity and strengthen our balance sheet;

•	reducing our leverage while developing new financing sources;

•
increasing our revenue generating capabilities through the expansion of our loan originating and servicing capabilities, providing broker-dealer related services and sale of loan participation interests;

•
managing and strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets, increase cash flows from our borrowers and ultimately realize the benefit of our investments;

•	developing capital funding sources that are not dependent on the sale of mortgage-backed securities or institutional credit facilities; and

•	managing the size and cost structure of our business to match our operating environment and capital funding efforts.

For the year ended December 31, 2010, we generated a net loss of $1.616 million.  The primary items affecting our operating performance were the following:

•
an increase in our allowance for loan losses from $1.7 million at December 31, 2009 to $4.0 million at December 31, 2010, mainly as a result of $1.4 million in recorded allowances related to four loans that are in foreclosure proceedings;

•	decreased interest income as a result of further deleveraging of our balance sheet;

•	decreases in interest income received from borrowers of our non-performing loans;

•	a decrease in interest income we received on our cash balances due to decreases in our cash investments; and

•
increased costs we incurred in 2010 converting our core operating, financial reporting, accounting and customer service systems and increased staffing costs associated with our efforts to diversify our revenue generating activities.

We expect to see significant improvements in our operating results for 2011 as we implement the core strategic objectives set forth above.  We have also seen improvements in the performance of, and stability of, our church and ministry borrowers and we had no new delinquent loans in our loan portfolio in the second half of 2010.

Financial Condition

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

During 2009, we deleveraged our balance sheet by making several principal paydowns on our BMO Facility and paid off the facility on November 30, 2009.  We made several smaller paydowns on our Members United credit facilities during 2010.  Our total assets as of December 31, 2010 decreased to $195.7 million, as compared to $208.8 million at December 31, 2009.  Our total liabilities were $184.8 million at December 31, 2010, as compared to $195.9 million at December 31, 2009.

The following table sets selected measures of our financial performance for the years ended December 31, 2010 and 2009, respectively (dollars in thousands):

	2010	2009

Total income	$12,097	$14,715
Net income (loss)	(1,616)	54
Total assets	195,618	208,754
Borrowings from financial institutions	121,809	125,759
Investor notes	62,103	69,527
Total equity	10,862	12,854

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

Accounting for Derivative Financial Investments and Hedging Activities

We use derivatives to hedge, fix and cap interest rate risk. We carry derivative instruments at fair value on our balance sheet. Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. We document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction.

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

Allowance for Loan Losses

Determining an appropriate allowance for loan losses involves a significant degree of estimation and judgment. The process of estimating the allowance for loan losses may result in either a specific amount representing the impairment estimate or a range of possible amounts. We accrue a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated.  A loss is recorded when the outstanding balance of an impaired loan is greater than either 1) the value of the underlying collateral less estimated selling costs for collateral dependent loans, or 2) the present value of expected cash flows for other impaired loans.

When management concludes that a loan is uncollectible, a loan loss is charged against our allowance for loan losses.  If there are subsequent recoveries, we credit such amounts to the allowance.  We recognize the amount that is the best estimate within the estimated range of loan losses. The determination of an amount within the calculated range of losses is in recognition of the fact that historical charge-off experience, without adjustment, may not be representative of current impairment of the current portfolio of loans because of changed circumstances. Such changes may relate to changes in the age of loans in the portfolio, changes in the creditor’s underwriting standards, changes in economic conditions affecting borrowers in a geographic region, or changes in the business climate in a particular industry.

Management regularly evaluates our allowance for loan losses based upon our periodic review of the collectability of the loans, historical experience, nature and volume of our loan portfolio, adverse situations that may affect the borrower’s ability to repay, value of the collateral and prevailing economic conditions.  Since an evaluation of this nature is inherently subjective, we may have to adjust our allowance for loan losses as conditions change and new information becomes available.

Recent Accounting Pronouncements

Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the consolidated balance sheet and (ii) entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 15 to the consolidated financial statements, “Fair Value”.

FASB ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued on July 21, 2010 and requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, entities are required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how an entity develops its allowance for credit losses and how it manages its credit exposure. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company has included these disclosures in the Note 3, “Loan”.

FASB ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, was issued in January 2011. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Consolidated Results of Operations

Our Balance Sheet for the Years Ended December 31, 2010 and 2009

At December 31, 2010 and 2009, we held mortgage loans totaling $187.1 and $196.9 million, respectively.  Mortgage loans constituted 95.6% and 94.3% of our total assets at December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, we purchased $925 thousand of loans as compared to $10.5 million during the year ended December 31, 2009.  However, as a result of a reallocation of resources focused on originating new loans, we originated $7.4 million in loans during the year ended December 31, 2010, as compared to $292 thousand in 2009.

As of December 31, 2010, approximately 83% of all loans that we owned were originated by ECCU and purchased in whole or as a participation interest, which is a decrease from 90% of all loans we owned at December 31, 2009.  The remaining 17% were originated directly through our loan origination services.  As of December 31, 2010, we had sixteen loans with a total balance of $27.0 million that were on non-accrual status.  Eleven of these non-accrual loans with an aggregate balance of $17.6 million have been restructured.  All of these loans are considered impaired.  Three of the restructured loans are over 90 days past due at December 31, 2010.  At December 31, 2009, we had ten restructured loans, and four loans past due more than 90 days.  We have had no loan chargeoffs.

Obligations to our note investors decreased from $69.5 million at December 31, 2009 to $62.1 million at December 31, 2010.  Our total liabilities at December 31, 2010 and 2009 were $184.8 and $195.9 million, respectively.  Our total equity was $10.9 and $12.9 million at December 31, 2010 and 2009, respectively.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

We experienced continued challenges presented by global credit markets and the economy as a whole in 2010 that reduced our earnings compared to 2009 levels.  Due to provisions for loan losses recorded on five mortgage loan investments, we recorded a loss in 2010.  As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2010, as compared to 2009 were:

•
the increase in our allowance for loan losses from $1.7 million at December 31, 2009 to $4.0 million at December 31, 2010, mainly as a result of $1.4 million in recorded provisions related to four loans that are subject to foreclosure proceedings;

•	an entire year of decreased interest income related to the smaller loan portfolio that resulted when loans were sold to pay off the BMO Facility in November 2009;

•	a decrease in interest income received on non-accrual loans related to an increase in impairment rates throughout the year;

•	a decrease in interest income on interest-bearing accounts due to decreased cash balances and significant decreases in the interest rates offered on these accounts;

•	increased salary and benefits costs as we hired staff in order to facilitate future note sales, loan originations, and in-house loan servicing; and

•
despite an increase in personnel and the implementation of new core and accounting systems, office operations expenses and legal and accounting expenses decreased by $522 thousand during the year ended December 31, 2010, mainly due to a decrease in loan servicing expense.

Interest income on loans decreased from $14.4 million to $11.9 million for the year ended December 31, 2010 as we had a lower average loan portfolio than in 2009.  Most of the decrease in our loan portfolio occurred during the last half of 2009.  We also experienced a loss of interest income related to an increase in the number of non-accrual loans throughout the year.  Total interest income decreased from $14.7 million to $12.0 million during the year ended December 31, 2010, as compared to the year ended December 31, 2009, in part because of decreased average cash balances and lower interest rates offered on interest-bearing accounts.

Interest expense on our lines of credit decreased from $6.6 million in 2009 to $5.4 million in 2010 due to the payoff of the BMO facility in late 2009.  Interest expense to our note investors decreased from $3.3 million to $2.8 million for the year ended December 31, 2010, due to a decrease in the total amount of notes outstanding as well as a decrease in the rates offered on new investments.

Net interest income decreased to $3.8 million for 2010, as compared to $4.8 million in 2009.  Provision for loan losses increased from $1.322 million in 2009 to $2.305 million for 2010, an increase of $983 thousand.  This increase was due to recording a $1.4 million increase in provision expense for three loans in foreclosure that experienced significant decreases in collateral value in 2010.  Our allowance for loan losses was also adversely affected by the restructure of seven loans during the year, and additional specific reserves taken on impaired loans. Non-interest income increased from $13 thousand in 2009 to $61 thousand in 2010, primarily due to a fee earned on a loan brokered through MP Realty.

Personnel expenses for salaries increased $163 thousand, or 13.6%, to $1.4 million for 2010, as compared to $1.2 million during 2009.  This increase reflects the addition of a Financial Analyst and an Executive Administrator during 2010.  Our office expenses, insurance and related operations expenses decreased by $284 thousand, or 23.2%, to $941 thousand, as compared to $1.2 million for the year ended December 31, 2009.  The decrease in these expenses is related mainly to a decrease in loan servicing fees we paid for MPF loans, as those loans were either sold or transferred to us and pledged as collateral for the WesCorp Loan.

Professional costs for legal, accounting and consulting services decreased by $238 thousand, or 28.5%, to $597 thousand, as compared to $835 thousand for 2009.   The decrease in expenses is primarily related to the lack of amortized legal fees related to the BMO facility that were expensed in full in 2009.  It also relates to a decrease in legal fees compared to 2009 in connection with the renewal of our Class A Notes offering. The decrease in office operations expense and expenses related to legal and accounting services, even offset by higher salaries and benefits expense, caused non-interest expenses to decrease from $3.4 million during 2009 to $3.1 million during 2010, a decrease of 10.0%.

For the year ended December 31, 2010, we incurred a net loss of $1.6 million, as compared to net income of $54 thousand for the year ended December 31, 2009.  The change in our financial results for 2010, as compared to 2009, was due primarily to an increase in our allowance for loan losses and decrease in net income earned on a smaller loan portfolio containing an increased amount of non-performing loans.

Comparison of the Years Ended December 31, 2009 and December 31, 2008

We experienced continued challenges presented by the credit market and the economy as a whole in 2009 that reduced our earnings compared to 2008 levels. Despite these issues, we remained profitable for 2009.  As further described below, the most significant factors influencing our consolidated results for the year ended December 31, 2009, as compared to 2008 were:

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

•	increased operating costs as we added new personnel and increased our rent costs with our first full year in our new offices; and

•	decreased benefits from income tax credits resulting from our conversion to a limited liability company as we utilized the last of our tax benefits in 2008.

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

For the year ended December 31, 2009, we earned net income of $54 thousand, as compared to net income of $744 thousand for the year ended December 31, 2008, a decrease of $690 thousand.  This decrease was entirely attributed to the increase in our provision for loan losses.

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

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

Distribution, Rate and Yield Analysis of Net Interest Income
(Dollars in thousands)
	For the Years Ended December 31,
		2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$9,631	$118	1.23%	$12,950	$308	2.38%
Total loans [1]	195,967	11,918	6.08%	226,089	14,394	6.37%
Total interest-earning assets	205,598	12,036	5.85%	239,039	14,702	6.15%

Liabilities:
Public offering notes – Alpha Class	$8,036	$443	5.44%	$17,342	$943	5.44%
Public offering notes –Class A	47,180	1,858	3.94%	42,695	1,734	4.06%
Special offering notes	8,206	329	4.01%	9,733	454	4.66%
International notes	319	14	4.39%	479	24	5.01%
Subordinated notes	2,755	192	6.97%	2,447	153	6.25%
Financial institutions borrowings	124,793	5,370	4.30%	153,634	6,609	4.30%

Total interest-bearing liabilities	$191,289	$8,206	4.29%	$226,330	$9,917	4.38%

Net interest income		$3,830			$4,785
Net interest margin [2]			1.86%			2.00%

[1] Loans are net of deferred loan fees but gross of the allowance for loan losses.
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets decreased to $205.6 million during the year ended December 31, 2010, from $239.0 million, a decrease of $33.4 million or 14.0%. The average yield on these assets decreased to 5.85% for the year ended December 31, 2010 from 6.15% for the year ended December 31, 2009. This average yield decrease was mainly due to an increased number of impaired loans in our portfolio throughout the year, which resulted in foregone interest income of $973 thousand.  Average interest-bearing liabilities, consisting primarily of investor and credit facility notes payable, decreased to $191.3 million during the year ended December 31, 2010, from $226.3 million during 2009. The average rate paid on these notes decreased to 4.29% for the year ended December 31, 2010, from 4.38% for 2009. The decrease in the rate paid on interest-bearing liabilities was the result of substantially decreased rates on all of our notes, except for our Alpha Class notes and our Subordinated Notes, as the indices to which these rates are tied all decreased in 2010.

Net interest income for the year ended December 31, 2010 was $3.8 million, which was a decrease of $955 thousand, or 20.0% from the prior year. The net interest margin decreased 14 basis points to 1.86% for the year ended December 31, 2010, as compared to 2.00% for 2009.  This decrease was related to a substantial decline in interest income as a result of an increase in non-accrual loans.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income (dollars in thousands)

	Year Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to Change in
Increase in Interest Income:	Volume	Rate	Total
Interest-earning account with other financial institutions	$(66)	$(124)	$(190)
Total loans	(1,854)	(622)	(2,476)
	$(1,920)	$(746)	$(2,666)

Increase (Decrease) in Interest Expense:
Public offering notes – Alpha Class	(513)	13	(500)
Public offering notes – Class A	178	(54)	124
Special offering notes	(66)	(59)	(125)
International notes	(7)	(3)	(10)
Subordinated notes	20	19	39
Lines of credit and other borrowings	(1,241)	2	(1,239)
	$(1,629)	$(82)	$(1,711)
Change in net interest income	$(291)	$(664)	$(955)

Rate/Volume Analysis of Net Interest Income (dollars in thousands)

	Year Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to Change in
Increase in Interest Income:	Volume	Rate	Total
Interest-earning account with other financial institutions	$42	$(117)	$(75)
Total loans	1,539	(596)	943
	$1,581	$(713)	$868

Increase (Decrease) in Interest Expense:
Public offering notes – Alpha Class	(952)	20	(932)
Public offering notes – Class A	1,128	(155)	973
Special offering notes	(417)	(97)	(514)
International notes	(2)	(2)	(4)
Subordinated notes	153	--	153
Lines of credit and other borrowings	886	(400)	486
	$796	$(634)	$162
Change in net interest income	$785	$(79)	$706

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

Our delinquency rate and number of impaired loans increased in 2010, causing us to increase our allowance for loan losses and increase our provision expense for loan losses.  We also took into consideration updated valuations of properties securing non-performing loans in our loan portfolio.  For 2010, our provision for loan losses was $2.377 million, or 1.24% of our total loan portfolio.

The activity in the allowance for loan losses for the years ended December 31 was as follows:

	(dollars in thousands)
	2010	2009

Balance, beginning of year	$1,701	$489
Provisions for loan losses	2,377	1,322
Accretion of allowance related to restructured loans	(81)	(110)
Charge-offs	--	--

Balance, end of year	$3,997	$1,701

Impaired Loans

As of December 31, the principal balances of impaired loans were as follows:

	(dollars in thousands)
	2010	2009

Impaired loans with an allowance for loan losses	$22,563	$8,215
Impaired loans for which there is no related allowance for loan losses	4,444	22,314

Total impaired loans	$27,007	$30,529

Allowance for loan losses related to impaired loans	$3,274	$809

Total non-accrual loans	$27,007	$25,337
Total loans past due 90 days or more and still accruing	$--	$--

Information about impaired loans for the years ended December 31 is as follows:

	(dollars in thousands)
	2010	2009

Average investment in impaired loans	$26,346	$18,381

Interest income recognized on impaired loans	$1,000	$799
Interest income recognized on impaired loans attributable to their change in present value	64	113
Total interest income recognized on impaired loans	$1,064	$912

No additional funds were committed to be advanced in connection with impaired loans as of December 31, 2010.

Cash and Cash Equivalents

We experienced a decrease in our cash during the twelve months ended December 31, 2010 in the amount of $2.9 million, as compared to a net decrease of $4.9 million for the twelve months ended December 31, 2009. The change is related to a decrease in loan sales and principal collections offset by smaller reductions of debt.

Net cash provided by operating activities totaled $1.4 million for the twelve months ended December 31, 2010, a decrease of $1.0 million from $2.4 million provided by operating activities during the twelve months ended December 31, 2009.  This is related primarily to the decrease in net income and the decrease in amortization of debt issuance costs in 2010.

Net cash provided by investing activities totaled $7.4 million during the twelve months ended December 31, 2010, compared to $59.3 million provided during the twelve months ended December 31, 2009, a decrease in cash provided of $51.9 million. This difference is attributable to a decrease in loan sales and principal collections in 2010 as we were no longer required to make large debt reductions.

Net cash used in financing activities totaled $11.8 million for the twelve-month period in 2010, an increase of $54.8 million from $66.6 million used in financing activities during the twelve months ended December 31, 2009. This difference is primarily attributable to the payoff of the BMO Facility in 2009.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirement, including commitments to repay borrowings, make principal and interest payments to the holders of our debt securities, pay dividends and meet our general business needs.  The disruption in global credit markets and economic conditions in the U.S. has reduced our liquidity and capital resources, limited our ability to originate or acquire new mortgage loan investments and generally has increased the costs of obtaining new capital.  We are seeking to increase the sale of secured and unsecured debt securities, refinance or restructure our secured lines of credit and partner with other credit unions who may have an interest in originating or investing in new business loans that are made to churches and ministries that meet our underwriting guidelines.  By developing new financing resources such as loan participations and joint venture financial arrangements, we believe that we can attract new capital while generating profitable returns.

We rely on cash generated from our operations, cash reserves, and proceeds from the sale of investor notes to meet our obligations as they arise.  From time to time, we also generate funds from the sale of mortgage loans and loan participations and raise additional capital through the sale of debt and equity securities.  We require cash to originate and acquire new mortgage loans, repay indebtedness, make interest payments to our note investors and pay expenses related to our general business operations.  We intend to continue our current liquidity plan which relies primarily on cash generated by operations, cash reserves, and proceeds from the sale of debt securities. We are also actively involved in discussions with AMAC, the NCUA designated unit that has been authorized to administer our Members United and WesCorp credit facilities.  During 2011, the interest rate on tranches in the aggregate amount of $87.3 million on our $100 million Members United facility will be re-priced.  In addition, our $10 million facility with Members United will mature on August 26, 2011.  We expect to consummate one or more refinancing transactions in 2011 that will refinance the Members United and WesCorp credit facilities.

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

We are also susceptible to withdrawal requests made by large note investors that can adversely affect our liquidity.  We believe that our available cash, cash flow from operations, net interest and other fee income will be sufficient to fund our liquidity requirements for the next 12 months.  Should our liquidity needs exceed our available sources of liquidity, we believe we could sell assets to raise additional cash.  We may not be able to obtain desired financing on terms and conditions acceptable to us.  If we are unable to obtain additional capital funding, our ability to grow our business and meet our strategic objectives will be constrained.

Historically, we have experienced high rates of reinvestment or renewal by our debt security investors upon maturity of their investments.  During 2009 and 2008, for example, 79% and 76%, respectively, of our note investors reinvested in or renewed their investment.  In 2010, the renewal or reinvestment rate dropped to 57%.  Should these sources of capital from note sales prove insufficient to fund our operations and obligations, we also have an existing portfolio of performing mortgage loans and believe that we can generate additional liquidity through the sale of participation interests and mortgage loan assets to make payments on our credit facilities, pay interest to our note investors and pay operating expenses.

We base this belief on the size and quality of our mortgage loan investments and management’s experience of finding purchasers of those loans on a timely basis.  However, any sales transactions are dependent on and subject to market and economic conditions and our ability to consummate an acceptable purchase commitment.

Credit Facilities Developments

The ongoing credit and liquidity crisis has adversely affected our ability to finance the origination of new church mortgages and acquisition of other profitable church mortgage loans.  When we formed MPF and entered into the $150 million BMO Facility in October 2007, we anticipated that any mortgage investments made by our wholly-owned subsidiary, MPF, would be warehoused for future securitization in a mortgage-backed securities financing transaction.  Credit market developments prevented us from pursuing this strategy and we subsequently retired the facility on November 30, 2009 through loan sales and through borrowing of $28 million under the WesCorp Loan.  As of December 31, 2010, MPF holds no loans.

We also have two credit facilities with Members United that we use to originate, acquire and finance our mortgage loan investments and for general operating expenses.  For further information on our credit facilities, see Note 5, Borrowings from Financial Institutions, in our accompanying audited consolidated financial statements for the year ended December 31, 2010.

As of December 31, 2010, our credit facilities’ commitments, amounts available and principal amounts outstanding were as follows:

Credit Facility	Maximum Facility Capacity	Facility Amount Available	Principal Outstanding

Members United Line of Credit	$ 10 million	-0-	$8.0 million
Members United CUSO Line	$100 million	-0-	$87.3 million
WesCorp Loan	$ 28 million	-0-	$26.5 million

Members United Facilities

On October 12, 2007, we entered into two note and security agreements with Members United for a secured $10 million revolving line of credit and for a secured $50 million revolving line of credit, which was later amended on May 8, 2008 to allow us to borrow up to $100 million through the revolving line of credit. Both credit facilities are secured by certain mortgage loans.  Each credit facility is a secured, recourse obligation. We maintain collateral in the form of eligible mortgage loans we own, based on a maximum margin of 90%. This means we must maintain eligible collateral equal to 1.11 times the loan balance. At December 31, 2010, approximately $106.6 million of loans were pledged as collateral for the $100 million and the $10 million credit facilities, against combined unpaid facility balances of $95.3 million.  We have the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.  The loan documents for these credit facilities contain affirmative covenants typical for this type of credit facility, including requirements that we keep our collateral free of liens and encumbrances, timely pay the amounts due under the facility and provide current financial statements and reports to the lender.

On August 27, 2008, we borrowed the entire $10 million available on the $10 million facility at a rate of 3.47%.  As a result of this financing, the $10 million facility was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month London Inter-Bank Offered Rate (“LIBOR”) plus 100 basis points to be reset monthly.  By mutual agreement, the rate on this $10 million facility has been fixed at a rate of 3.47%.  No new borrowings may be made under this loan facility.  As of December 31, 2010, there was a $8.0 million outstanding balance on the Members United $10 million credit facility.

At December 31, 2010, the balance on our $100 million credit facility with Members United was $87.3 million and the weighted average rate on the facility draws that have been made was 4.32%.  Pursuant to the terms of our promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be re-priced to a market fixed or variable rate to be determined at the time the loan is restructured.

Since 2009, we have been in discussions with Members United regarding the interest rate to be charged on the $100 million facility once the outstanding amount due is termed out over a five year period, with payments based on a 30 year amortization schedule.  We have consolidated the borrowings into four tranches with balances as follows: $3.0 million, $67.0 million, $5.4 million, and $11.9 million.  Their respective interest rates will be re-determined at the following dates:

Interest Rate Redetermination Date	Interest Rate	Outstanding Balance

March 31, 2011	4.39%	$3.0 million
March 31, 2011	4.39%	$67.0 million
March 31, 2011	4.39%	$5.4 million
May 20, 2011	3.84%	$11.9 million

Total		$87.3 million

Members United has previously advised us that the maturity date on the $100 million facility is September 1, 2012.  While we are optimistic that we will be able to successfully complete negotiations with AMAC, as Members United’s successor-in-interest, to establish the interest rate on this credit facility in 2011, we can give no assurances or guarantees that we will be able to reach an agreement on a mutually acceptable interest rate, maturity term or other loan modification terms.  Failure to reach an agreement with AMAC could have a material adverse effect on our earnings if the interest rate on the facility exceeds our expected interest income from our mortgage loan investments.

Both credit facilities contain a number of standard borrower covenants, including affirmative covenants to maintain the collateral free of liens and encumbrances, to timely pay the credit facilities and our other debt and to provide AMAC with current financial statements and reports.  We were in compliance with these covenants as of December 31, 2010.

Members United Conservatorship

On September 24, 2010, the NCUA Board of Directors placed Members United into conservatorship.  When the NCUA initiates a conservatorship action, the board of directors and management of the credit union is replaced.  To implement the Members United conservatorship, the NCUA has adopted a “good bank / bad bank” model pursuant to which legacy assets and contributed capital accounts will be placed into an Asset Management Estate established by NCUA.  The remaining core operations of Members United that serve approximately 20% of all credit unions in the U.S. have been transferred to Members United Bridge Corporate Federal Credit Union effective as of November 1, 2010 (the “good bank”).  We have been advised that our Members United $10 million and $100 million facilities have been transferred to AMAC, a facility established by NCUA to administer the Members United conservatorship.

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

Because our $10 million and $100 million facilities have been transferred to the AMAC, the transfer of these credit facilities will not affect any of the terms and conditions on our Members United credit facility.  We intend to continue to work with NCUA’s AMAC in structuring pay-off arrangements for our Members United credit facilities.  If we are unable to obtain acceptable pay-off terms on this facility, our results of operations and liquidity could be materially and adversely impacted.

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

This credit facility loan bears interest at the fixed rate of 3.95%. The loan is payable in monthly installments equal to accrued interest plus a principal payment of $116,667 until the maturity date, March 30, 2012, when the entire balance of principal and interest is due and payable.  As of December 31, 2010, there was $26.5 million outstanding on the WesCorp Loan.  This loan was initially secured by approximately $59.2 million of mortgage loans we previously pledged to secure the BMO Facility. Thus, the loan was initially secured by excess collateral of approximately $30.8 million. This amount of excess collateral will decrease as we receive amortized payments of principal and interest from the mortgagors of these pledged mortgage loans, which we are entitled to receive and use so long as we are not in default under the WesCorp Loan.  As of December 31, 2010, the loan is currently secured by approximately $56.7 million of mortgage loans.

We are obliged upon the lender’s request to replace a pledged mortgage loan if it becomes materially impaired. We are otherwise under no obligation to replace a pledged mortgage loan, unless it is sold or is prepaid. We may replace a pledged mortgage loan either by pledging a mortgage loan having an equal unpaid principal balance or with cash of an equivalent amount. Upon any prepayment, collateral having an equal unpaid principal balance will be released and all of the remaining collateral will be released upon full repayment of the loan. As a result, until the WesCorp Loan is retired in full, we do not have a right to require the release of the excess collateral.  The agreement contains a number of standard borrower covenants, including affirmative covenants that require us to refrain from making certain guarantees or endorsements, refrain from making material changes to other credit facilities, and maintain a debt to tangible net worth ratio of less than 15 to one.  The agreement also contains negative covenants requiring us to obtain consent for certain transactions related to pledged loans.  We were in compliance with these covenants as of December 31, 2010.

WesCorp Conservatorship

On March 20, 2009, NCUA assumed control of WesCorp under a conservatorship proceeding initiated by NCUA under regulations adopted under the Federal Credit Union Act.  Effective as of October 1, 2010, WesCorp was placed into liquidation by the NCUA.  Pursuant to a letter dated October 25, 2010, we were advised that our WesCorp facility had been transferred to the AMAC, a facility established by NCUA.  The transfer of the WesCorp Facility will not affect or change any of the terms and conditions of the loan agreement we entered into with WesCorp.  We have been in contact with representatives of NCUA’s AMAC regarding our WesCorp facility.  To pay-off of this credit facility in accordance with its terms, we will need to negotiate and enter into a replacement credit facility, raise additional funds through the sale of debt or equity, sell some of our mortgage loan investments or pursue a combination of these strategic financing options.

Investor Notes

We also rely on our investor notes to make investments in mortgage loan assets and fund our general operations.  As of December 31, 2010, a total of $62.1 million was owed under these notes.  For further information on our investor notes, see Note 8, “Notes Payable” in our accompanying audited consolidated financial statements for the year ended December 31, 2010.  We have offered our investor notes under registered offerings with the SEC and in private placements that are exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May 2007.  As of December 31, 2010, $5.6 million of these notes were outstanding.

In addition to our Alpha Class Notes, in April 2008, we registered with the SEC $80.0 million of new Class A Notes that consists of three series of notes, including a fixed series, flex series and variable series.  In addition, in June 2010, we registered an addition $100.0 million of Class A notes.  All of our Class A Notes are unsecured.  The interest rates we pay on the fixed series notes and the flex series notes are determined by reference to the “swap index”, an index that is based upon a weekly average swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the flex series notes, on the date the interest rate is reset. These notes bear interest at the swap index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates we pay on the variable series notes are determined by reference to the variable index in effect on the date the interest rate is set and bear interest at a rate of the swap index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the variable index is defined under the Class A Notes as the three month LIBOR rate.

The Class A Notes were issued under a Trust Indenture we entered into with U.S. Bank National Association.  The notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  At December 31, 2010, $44.7 million of these Class A Notes were outstanding. Of the $62.1 million in investor notes that are outstanding at December 31, 2010, $27.1 million and $7.1 million will mature in 2011 and 2012, respectively.  Historically, we have a high rate of renewal or reinvestment by our note holders upon maturity of their notes.  In 2010 and 2009, 57% and 79%, respectively, of our note investors renewed their investments in new notes.  While we cannot assure our investors that we will be able to continue this trend, we believe our historical record of renewal experience supports our confidence in the future viability of our investor note program.

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

We are required to comply with financial and non-financial covenants under our WesCorp Loan. Under the agreement, the permitted ratio of debt to tangible net worth for us and our controlled entities may not exceed 15 to 1.  We are in compliance with this covenant at December 31, 2010.

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

We evaluate our special purpose entity, MPF, to determine whether this entity must be consolidated for financial purposes.  Under generally accepted accounting principles, we are required to evaluate whether MPF is a variable interest entity.  If we determine that we are the primary beneficiary of the special purpose entity, we consolidate the assets and liabilities of MPF for financial statement purposes.  We determined that we were the primary beneficiary of MPF and, therefore, consolidated this entity for financial statement purposes.  As a result, the accounts of MPF were included in our audited consolidated financial statements as of December 31, 2010 and 2009.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUTMARKET RISK

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

In connection with the above-mentioned strategy, we simulate the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon.  Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under a 200 basis point increase in the interest rates as of December 31, 2010:

(dollars in thousands)
Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin

+ 200	$5,107	$810	18.87%	2.58%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments.  The above profile illustrates that, if there were an immediate and sustained increase of 200 basis points in interest rates, our net interest income would increase by $810 thousand over the “base case” (i.e., no interest rate change), and our net interest margin would increase from 1.84% to 2.58%.  This shows that our net interest income would be expected to increase significantly under a 200 basis point rise.  Our net interest margin will increase substantially if rates rise.  Based upon the review of management and our Board, we consider the results indicated by the report to be acceptable.

Maturity Analysis as of December 31, 2010 Amounts Subject to Maturity Within (dollars in thousands)
	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years	Non Maturity	Total
Assets
Cash with financial institutions	$7,078							$7,078
Loans, net of deferred fees	46,456	46,228	69,545	5,392	16,051	7,931		191,603
Allowance for loan losses and loan discount							(4,597)	(4,597)
Noninterest earning assets							1,534	1,534
Total assets	53,534	46,228	69,545	5,392	16,051	7,931	(3,063)	195,618

Liabilities
Borrowings from financial institutions	9,400	112,409						121,809
Notes payable	27,143	7,077	7,451	8,155	8,064	4,213		62,103
Other liabilities	--						844	844
Members’ equity	--						10,862	10,862

Total liabilities and members’ equity	36,543	119,486	7,451	8,155	8,064	4,213	11,706	195,618

Maturity gap	16,991	(73,258)	62,094	(2,763)	7,987	3,718	(14,769)	--
Cumulative maturity gap	16,991	(56,267)	5,827	3,064	11,051	14,769	--	--

The following table sets forth our maturity gap for interest-earning assets and interest-bearing liabilities as of the period indicated.  For purposes of the following table, an asset or liability is considered to mature based on its contractual terms.  Actual payment patterns may differ from contractual payment patterns.

The preceding table indicates that we have a positive one-year cumulative gap of $17.0 million at December 31, 2010.  This indicates that the funds expected to become available in the next year due to maturing assets are greater than the interest-bearing liabilities coming due in the next year.  Certain notes payable have contractual maturities of 72 months but can be withdrawn in whole or in part at any time prior to maturity without restriction.  In our experience, investors tend not to withdraw these notes prior to maturity.  Nonetheless, for purposes of the maturity analysis above, these notes are included in the Year 1 maturity column.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Table of Contents
Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F6-F32

Report of Independent Registered Public Accounting Firm

To The Members
Ministry Partners Investment Company, LLC
Brea, California

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Company, LLC and subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

March 29, 2011

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in Thousands except for Unit Data)

Assets	2010	2009
Cash	$7,078	$9,980
Loans, net of allowance for loan losses
of $3,997 and $1,701 in 2010 and 2009, respectively	187,005	196,858
Accrued interest receivable	742	956
Property and equipment, net	400	247
Debt issuance costs	279	419
Other assets	114	294
Total assets	$195,618	$208,754

Liabilities and Equity Liabilities
Borrowings from financial institutions	$121,809	$125,759
Notes payable	62,103	69,527
Accrued interest payable	355	142
Other liabilities	489	472
Total liabilities	184,756	195,900

Commitments and contingencies (Note 7)
Members' equity
Series A preferred units, 1,000,000 units authorized, 117,600 units issued and outstanding at December 31, 2010 and 2009 (liquidation preference
of $100 per unit)	11,760	11,760
Class A common units, 1,000,000 units authorized, 146,522 units issued and	1,509	1,509
outstanding at December 31, 2010 and 2009
Accumulated deficit	(2,327)	(343)
Accumulated other comprehensive loss	(80)	(72)
Total equity	10,862	12,854
Total liabilities and equity	$195,618	$208,754

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2010 and 2009
(Dollars in Thousands)

	2010	2009
Interest income
Loans	$11,918	$14,394
Interest on interest-bearing accounts	118	308

Total interest income	12,036	14,702

Interest expense
Borrowings from financial institutions	5,370	6,609
Notes payable	2,836	3,308

Total interest expense	8,206	9,917

Net interest income	3,830	4,785

Provision for loan losses	2,377	1,322

Net interest income after provision for loan losses	1,453	3,463

Non-interest income	61	13

Non-interest expenses
Salaries and benefits	1,363	1,200
Marketing and promotion	44	35
Office occupancy	136	127
Office operations and other expenses	975	1,225
Legal and accounting	597	835

Total non-interest expenses	3,115	3,422

Income (loss) before provision for income taxes and state fees	(1,601)	54

Provision for income taxes and state fees	15	--

Net income (loss)	$(1,616)	$54

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Statements of Equity
Years Ended December 31, 2010 and 2009
(Dollars in Thousands)

	Series A Preferred Units		Class A Common Units
	Number of Units	Amount	Number of Units	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2008	117,600	$11,760	146,522	$1,509	$--	$(518)	$12,751
Comprehensive income (loss):
Net income	--	--	--	--	54	--	54
Change in value of interest rate swap						518	518
Change in value of interest rate caps	--	--	--	--	--	(72)	(72)
Total comprehensive income							500
Dividends on preferredunits	--	--	--	--	(397)	--	(397)

Balance, December 31, 2009	117,600	11,760	146,522	1,509	(343)	(72)	12,854
Comprehensive income:
Net income	--	--	--	--	(1,616)	--	(1,616)
Change in value of interest rate caps	--	--	--	--	--	(73)	(73)
Total comprehensive income							(1,689)
Other comprehensive income reclassified to expense					(35)	65	30
Dividends on preferred units	--	--	--	--	(333)	--	(333)

Balance, December 31, 2010	117,600	$11,760	146,522	$1,509	$(2,327)	$(80)	$10,862

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2010 and 2009
(Dollars in Thousands)
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$(1,616)	$54
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation	75	48
Provision for loan losses	2,377	1,322
Amortization of deferred loan fees	(110)	(86)
Amortization of debt issuance costs	197	928
Accretion of allowances for loan losses on
restructured loans	(64)	(110)
Accretion of loan discount	(27)	(98)
Net change in:
Accrued interest receivable	214	418
Other assets	180	194
Other liabilities and accrued interest payable	191	(274)
Net cash provided by operating activities	1,417	2,396

Cash Flows from Investing Activities
Loan purchases	(925)	(10,540)
Loan originations	(7,364)	(292)
Loan sales	375	33,697
Loan principal collections, net	15,591	36,425
Purchase of property and equipment	(228)	(33)
Net cash provided by investing activities	7,449	59,257

Cash Flows from Financing Activities
Net change in borrowings from financial institutions	(3,950)	(59,387)
Net change in notes payable	(7,424)	(6,247)
Debt issuance costs	(57)	(368)
Dividends paid on preferred stock	(337)	(412)
Purchase of interest rate caps	--	(148)

Net cash used in financing activities	(11,768)	(66,562)
Net decrease in cash	(2,902)	(4,909)

Cash at beginning of year	9,980	14,889
Cash at end of year	$7,078	$9,980

Supplemental Disclosures of Cash Flow Information
Interest paid	$7,993	$10,051
Income taxes paid	3	--
Change in value of interest rate swap	--	(518)
Change in value of market cap	73	72

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Note 1.	Summary of Significant Accounting Policies

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

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by the Company for later securitization.  MPF’s loan purchasing activity continued through early 2010, after which its operations ceased and its assets, including loans, were transferred to the Company.  All liabilities have been paid off.  MPF is now inactive as of December 31, 2010. The Company plans to maintain MPF for possible future use as a financing vehicle to effect securitized debt transactions.  MPF did not securitize any of its loans.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  Effective as of July 14, 2010, MP Securities was qualified to transact business in the State of California.  MP Securities intends to register as a broker dealer firm with the U.S. Securities and Exchange Commission and has applied for membership with the Financial Industry Regulatory Authority (“FINRA”).  As a member of FINRA, MP Securities will provide financing solutions for churches, charitable institutions, and faith-based organizations, as well as act as an underwriter and selling agent for securities offered by such entities.  MP Securities will also offer debt securities, as well as provide securities brokerage and underwriting services to other credit unions and credit service organizations, and the customers and institutions they serve.  MP Securities will also provide consulting and advisory services to churches and religious organizations that need assistance in their efforts to gain access to and/or raise funds for the acquisition of, development, construction, rehabilitation, and refinancing of land, buildings, and other facilities.  On March 2, 2011, FINRA approved MP Securities’ membership application.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Ministry Partners Investment Company, LLC and its wholly-owned subsidiaries, MPF, MP Realty and MP Securities.  All significant inter-company balances and transactions have been eliminated in consolidation.

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

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs, and loan discounts. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees and costs are deferred and recognized as an adjustment to the related loan yield using the straight-line method, which results in an amortization that is materially the same as the interest method.  Loan discounts represent an offset against interest accrued and unpaid which has been added to loans that have been restructured.  Loan discounts are accreted to interest income over the restructured term of the loans using the straight-line method, which approximates the interest method.

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

Allowance for Loan Losses

The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the Company’s Consolidated Statements of Operations as the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

In addition, the Company segregates the loan portfolio into portfolio segments for purposes of evaluating the allowance for loan losses. A portfolio segment is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

Our loan portfolio is segregated into the following portfolio segments:

Wholly-Owned First Collateral Position. This portfolio segment consists of the wholly owned loans for which the Company possesses a senior lien on the collateral underlying the loan.

Wholly-Owned Junior Collateral Position. This portfolio segment consists of the wholly owned loans for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  This segment also contains any loans that are not secured by any collateral.  These loans present more credit risk than loans for which the Company possesses a senior lien due to the increased risk of loss should the loan enter foreclosure.

Participations First Collateral Position. This portfolio segment consists of the participated loans for which the Company possesses a senior lien on the collateral underlying the loan. Loan participations present  more credit risk than wholly owned loans because the Company does not maintain full control over the disposition and direction of actions regarding the management and collection of the loans.  The lead lender directs most servicing and collection activities, and major actions must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with those of the Company.

Participations Junior Collateral Position.     This portfolio segment consists of the participated loans for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  Loan participations in the junior collateral position loans have more credit risk than wholly owned loans and participated loans where the Company possesses a senior lien on the collateral.  The increased risk is the result of the factors presented above relating to both junior lien positions and participations.

Credit Quality Indicators

The Company’s policies provide for the classification of loans that are considered to be of lesser quality as watch, substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are designated as watch.

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

Income Taxes

Effective December 31, 2008, the Company converted from a C corporation to a California limited liability company (LLC). As a result, the stockholders of the Company became members of the LLC on the conversion date. The LLC is treated as a partnership for income tax purposes; therefore, the Company will no longer be a tax-paying entity for federal or state income tax purposes, and thus no federal or state income tax will be recorded in the financial statements after the date of conversion. Income and expenses of the Company are passed through to the members of the LLC for tax reporting purposes. The Company is subject to a California gross receipts fee of approximately $12,000 per year for years ending on and after December 31, 2009.  The Company’s subsidiaries are LLCs except for MP Realty, a California corporation.  MP Realty incurred a tax loss for the year ended December 31, 2010 and recorded no provision for income taxes.

Although the Company is no longer a federal or state income tax-paying entity beginning in 2010, it is nonetheless subject to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740, Income Taxes, for all “open” tax periods for which the statute of limitations has not yet run.  The Company uses a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as derivatives classified as cash flow hedges, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).  Changes in the value of derivatives classified as cash flow hedges are included in interest expense as a yield adjustment in the same period in which the related interest on the hedged item affects earnings.

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

Recent Accounting Pronouncements

FASB Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the consolidated balance sheet and (ii) entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 15, “Fair Value”.

FASB ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued on July 21, 2010 and requires significant new disclosures about the allowance for credit losses and the credit quality of  financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, entities are required to provide more information about the credit quality of their financing receivables in the disclosures to consolidated financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how an entity develops its allowance for credit losses and how it manages its credit exposure. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company has included these disclosures in the Note 3, “Loans”.

FASB ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, was issued in January 2011. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Company time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for the Company for interim and annual periods ending after June 15, 2011.

Note 2.	Related Party Transactions

The Company maintains most of its cash at Evangelical Christian Credit Union (“ECCU”). Total funds held with ECCU were $5.6 million and $5.9 million at December 31, 2010 and 2009, respectively. Interest earned on these funds totaled approximately $111.2 thousand and $303.7 thousand for the years ended December 31, 2010 and 2009, respectively.

The Company leases physical facilities from ECCU pursuant to an Office Lease dated November 4, 2009, and purchases other services from ECCU. Charges of approximately $216.4 thousand and $197.6 thousand for the years ended December 31, 2010 and 2009, respectively, were made for these services All of these are included in Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

In accordance with a mortgage loan purchase arrangement between the Company and ECCU, the Company purchased $925 thousand and $10.5 million of loans from ECCU during the years ended December 31, 2010 and 2009, respectively.  This includes $105.0 thousand purchased by MPF during the year ended December 31, 2009.  The Company recognized $9.9 million and $13.0 million of interest income on loans purchased from ECCU during the years ended December 31, 2010 and 2009, respectively.  ECCU retains the servicing rights on loans it sells to the Company.  The Company paid loan servicing fees to ECCU of $36.3 and $593.3 thousand in the years ended December 31, 2010 and 2009, respectively.

From time to time, the Company or its wholly-owned subsidiary, MPF, has sold mortgage loan investments to ECCU in isolated sales for short term liquidity purposes.  The Company or MPF also has sold loans to other credit unions.  Federal credit union regulations require that a borrower must be a member of a participating credit union in order for a loan participation to be an eligible investment for a federal chartered credit union.  ECCU has from time to time repurchased from the Company fractional participations in the loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Association (“NCUA”) rules when participations in those loans were sold to federal credit unions.  During the year ended December 31, 2009, $145.2 thousand in loan participation interests were sold to ECCU.  During the year ended December 31, 2009, an additional $2.2 million of whole loans were sold back to ECCU. Each sale or purchase of a mortgage loan investment or participation interest was consummated under our Related Party Transaction Policy that has been adopted by our managers.  No gain or loss was incurred on these sales. No whole loans or loan participations were sold to ECCU during the year ended December 31, 2010.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as Vice President Member Relations, Midwest Region, of Members United Corporate Federal Credit Union (“Members United”).  See Note 6 for information regarding the Company’s borrowings from Members United.  The Company has $116 thousand on deposit with Members United as of December 31, 2010, which is pledged as security for the Members United borrowings.

On May 19, 2009, the Company sold $19.3 million of loans at par to Western Federal Credit Union, which is an equity holder of the Company’s Class A Units.  Proceeds from the sale were used to pay down the credit facility provided by BMO Capital Markets (the “BMO Facility”).

From time to time, managers and management have purchased investor notes from the Company. Investor notes payable to related parties total $318 thousand at December 31, 2010.

Note 3.	Loans

A summary of loans as of December 31 follows:

	2010	2009
Loans to evangelical churches and
related organizations:
Real estate secured	$190,928	$194,068
Construction	--	3,052
Unsecured	849	2,002

Total Loans	$191,777	$199,122

Deferred loan fees, net	(175)	(141)
Loan discount	(600)	(422)
Allowance for loan losses	(3,997)	(1,701)

Loans, net	$187,005	$196,858

The loans fall into four segments:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position, and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2021. The loans earn interest at rates between 3.60% and 8.50%, with a weighted average yield of 6.44% as of December 31, 2010.

Allowance for Loan Losses

The Company has had no experience of loan loss. Management believes that the allowance for loan losses as of December 31, 2010 and 2009 is appropriate. Changes in the allowance for loan losses are as follows for the years ended December 31:

	2010	2009

Balance, beginning of year	$1,701	$489
Provisions for loan losses	2,377	1,322
Accretion of allowance related to
restructured loans	(81)	(110)

Balance, end of year	$3,997	$1,701

Impaired Loans

Information about impaired loans for the years ended December 31 is as follows:

	2010	2009
Impaired loans with an
allowance for loan losses	$22,563	$8,215
Impaired loans without an
allowance for loan losses	4,444	22,314

Total impaired loans	$27,007	$30,529

Allowance for loan losses related to
impaired loans	3,274	809

Total non-accrual loans	27,007	25,337
Total loans past due 90 days or more
and still accruing	--	--

	2010	2009

Average investment in impaired loans	$26,346	$18,381

Interest income recognized on impaired loans	$1,000	$799
Interest income recognized on impaired loans attributable to their change in present value	64	113
Total interest income recognized on impaired loans	$1,064	$912

Loans by portfolio segment, and the related allowance for loan loss for each segment, are presented below as of December 31, 2010.  Loans and the allowance for loan losses are further segregated by impairment methodology.

Loans and Allowance for Loan Losses (by segment)
As of December 31, 2010

Church Loans

Loans:

Balance	$191,777

Individually evaluated
for impairment	$27,007

Collectively
evaluated for impairment	$167,770

Allowance for loan losses:

Balance	$3,997

Individually evaluated
for impairment	$3,274

Collectively
evaluated for impairment	$723

The following table is a summary of the loan portfolio credit quality indicators by loan class at December 31, 2010, which is the date on which the information was updated for each credit quality indicator:

Credit Quality Indicators (by class)
As of December 31, 2010
	Wholly Owned First	Wholly Owned Junior	Participation First	Participation Junior

Grade:
Pass	$98,774	$14,106	$47,586	$1,622
Watch	4,883	3,411	-	-
Substandard	8,320	1,159	2,682	-
Doubtful	-	-	9,235	-
Loss	-	-	-	-
Total	$111,977	$18,676	$59,503	$1,622

The following table sets forth certain information with respect to the Company's loan portfolio delinquencies by loan class and amount at December 31, 2010:

Age Analysis of Past Due Loans (by class)
As of December 31, 2010

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly Owned First	$7,105	$1,098	$4,132	$12,334	$99,642	$111,976	$-
Wholly Owned Junior	433	-	216	649	18,027	18,676	-
Participation First	5,315	-	9,235	14,550	44,953	59,503	-
Participation Junior	-	-	-	-	1,622	1,622	-

Total	$12,853	$1,098	$13,583	$27,533	$164,244	$191,777	$-

The following table is a summary of impaired loans by loan class at December 31, 2010.  The recorded investment in impaired loans reflects the balances in the financials statements, whereas the unpaid principal balance reflects the balances before partial chargeoffs:

Impaired Loans (by class)
For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly Owned First	$1,694	$1,701	$-	1,694	137
Wholly Owned Junior	-	-	-	-	-
Participation First	2,744	2,744	-	2,744	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly Owned First	10,957	11,502	925	10,947	532
Wholly Owned Junior	4,534	4,569	383	4,465	267
Participation First	6,492	6,491	1,966	6,496	37
Participation Junior	-	-	-	-	-

Total:
Church loans	$26,421	$27,007	$3,274	$26,346	$973

A summary of nonaccrual loans by loan class at December 31, 2010 is as follows:

Loans on Nonaccrual Status (by class)
As of December 31, 2010

Church loans:
Wholly Owned First	$13,203
Wholly Owned Junior	4,569
Participation First	9,235
Participation Junior	-

Total	$27,007

No additional funds were committed to be advanced in connection with impaired loans as of December 31, 2010 or 2009.

Note 4.	Premises and Equipment

Premises and equipment consist of the following at December 31:

	2010	2009

Furniture and office equipment	$294	$270
Computer system	221	17
Leasehold improvements	25	25

	540	312
Less accumulated depreciation and amortization	(140)	(65)

	$400	$247

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 amounted to $75 thousand and $48 thousand, respectively.

Note 5.	Borrowings from Financial Institutions

Outstanding balances of borrowings from financial institutions are summarized by lender at December 31 as follows:

Lender	2010	2009

Members United	$95,325	$97,876
WesCorp	26,484	27,883
	$121,809	$125,759

Future maturities of borrowings from financial institutions are as follows at December 31:

2011	$9,400
2012	112,409
$121,809

Members United Facilities

On October 12, 2007, the Company entered into two note and security agreements with Members United. Members United is a federally chartered credit union located in Warrenville, Illinois, which provides financial services to member credit unions. One note and security agreement is for a secured $10 million revolving line of credit, which is referred to as the “$10 Million LOC,” and the other is for a secured $50 million revolving line of credit.  The latter was amended on May 8, 2009 to allow the Company to borrow up to $100 million through the revolving line of credit. The Company refers to this as the “$100 Million CUSO Line.” Both credit facilities are secured by certain mortgage loans. The Company intends to use the $10 Million LOC for short-term liquidity purposes and the $100 Million CUSO Line for mortgage loan investments.  The Company may use proceeds from either loan to service other debt securities.

On August 27, 2008, the Company borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month LIBOR plus 100 basis points.  The interest rate on the Members United term loan will be reset monthly.  Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of December 31, 2010, there was a $10.0 million outstanding balance on the Members United term loan.

Under the $100 Million CUSO Line, the Company could request advances under a “demand loan” or “term loan”.  A demand loan is a loan with a maximum term of one year and a variable rate based upon the prime rate quoted by the Wall Street Journal, as adjusted by a spread as determined by Members United.  A term loan is a fixed or variable loan that has a set maturity date not to exceed twelve years.

During the period when draws may be made, each advance on the $100 Million CUSO Line accrues interest at either the offered rate by Members United for a fixed term draw or the rate quoted by Bloomberg for the Federal Funds open rate plus 125 basis points for a variable rate draw.  Once the $100 Million CUSO Line is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  The Company is obligated to make interest payments on the outstanding principal balance of all demand loans and term loan advances at the applicable demand loan rate or term loan rate on the third Friday of each month.

As of December 31, 2010 and 2009, the balance on the $100 Million CUSO Line was $87.3 million and $87.9 million, respectively, and the weighted average interest rate on the Company’s borrowings under this facility was 4.32% and 4.29%, respectively.  Pursuant to the terms of the Company’s promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

In September 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and the Company entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On March 31, 2011, the interest rates on three tranches of these term loans in the amounts of $3.0 million, $5.4 million, and $67.0 million are scheduled to be adjusted.

Future interest rate re-set dates on all the tranches of the $100 Million CUSO Line will occur during 2011.

Both credit facilities are recourse obligations secured by designated mortgage loans. The Company must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of December 31, 2010 and December 31, 2009, approximately $106.6 million and $108.9 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. The Company has the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

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

The WesCorp Facility carries a fixed interest rate of 3.95% per year.  Interest on the outstanding balance of the loan is payable on the last day of each month, along with a fixed principal payment of $116.7 thousand.  The balance of the principal, $24.7 million, is due in full when the Facility matures on March 30, 2012.  The Company has the option to prepay any or all of the principal balance at any point prior to the maturity date subject to a prepayment penalty.  The loan is secured by the remaining eligible loans pledged to BMO at the time of the payoff.  These loans totaled $56.7 million at December 31, 2010.  As of December 31, 2010 there was $26.5 million outstanding on the WesCorp Facility.

The agreement contains a number of standard borrower covenants, including affirmative covenants that require the Company to refrain from making certain guarantees or endorsements, refrain from making material changes to other credit facilities, and maintain a debt to tangible net worth ratio of less than 15 to one.  The agreement also obtains negative covenants requiring the Company to obtain consent for certain transactions related to pledged loans.  The Company was in compliance with these covenants as of December 31, 2010.

On March 20, 2009, NCUA assumed control of WesCorp under a conservatorship proceeding initiated by NCUA under regulations adopted under the Federal Credit Union Act.  Effective as of October 1, 2010, WesCorp was placed into liquidation by the NCUA.  Pursuant to a letter dated October 25, 2010, the Company advised that the WesCorp facility had been transferred to the AMAC, a facility established by NCUA.  The transfer of the WesCorp Facility will not affect or change any of the terms and conditions of the loan agreement the Company entered into with WesCorp.

Note 6.	Interest Rate Swaps and Caps

The Company has stand-alone derivative financial instruments in the form of interest rate swap agreements and interest rate cap agreements, which derive their value from underlying interest rates.  These transactions involve both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any.  Such differences, which represent the fair value of the derivative instruments, are reflected on the Company’s consolidated balance sheet as other assets and other liabilities.

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

At December 31, 2009 and 2010, there were no outstanding interest rate swap contracts.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings. The net amount of other comprehensive income reclassified into interest expense related to interest rate swaps during the year ended December 31, 2009 was $566 thousand.

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

At December 31, 2010, information pertaining to outstanding interest rate cap agreements that the Company has used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$20,000
Strike Price	1.50%
Weighted average maturity in years	.50
Fair value of interest rate caps	$0
Unrealized loss relating to interest rate caps	$80

These agreements provide for the Company to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”)) when the index interest rate exceeds 1.50%. This rate was 0.26% at December 31, 2010.

At December 31, 2010, the fair value of interest rate caps was recorded in other assets.  Changes in the fair value of interest rate caps and preferred units designed as hedging instruments of the variability of cash flows associated with long-term debt and preferred units are reported in other comprehensive income (loss).  These amounts subsequently are reclassified against income available to common unit holders in the same period in which the related interest on the long-term debt affects earnings.

The Company reclassified $65.4 thousand of comprehensive income related to interest rate caps against retained earnings during the year ended December 31, 2010.

Risk management results for the year ended December 31, 2010 related to the balance sheet hedging of our long-term debt indicate that the hedges were highly effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2010 and December 31, 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount (in thousands)
	December 31, 2010	December 31, 2009
Undisbursed loans	$143	$3,033
Standby letter of credit	$1,000	--

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.  Commitments to extend credit are generally at variable rates.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Note 8.	Notes Payable

A summary of notes payable at December 31 is as follows:

			Weighted Average Interest Rate at December 31,
	2010	2009	2010	2009

National Alpha Offering (Note 9)	$5,617	$11,829	5.75%	5.45%
Class A Offering (Note 9)	44,663	46,012	4.03%	3.70%
Special offering notes	8,991	8,578	3.50%	4.66%
Special Subordinated notes	2,631	2,700	7.00%	7.00%
International notes	201	408	4.52%	4.41%

	$62,103	$69,527

The following are maturities of notes payable for each of the next five years:

Year Ending December 31,

2011	$27,143
2012	7,078
2013	7,451
2014	8,155
2015	8,064
Thereafter	4,212

$62,103

Notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company is in compliance with these covenants as of December 31, 2010.  Effective April 18, 2008, the Company discontinued the sale of Alpha Class Notes.

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of December 31, 2010.

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

In July 2001, the Company registered with the Securities and Exchange Commission (the SEC) the sale of $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement authorizing the issuance of up to $50.0 million of such notes.  In April 2003, the Company registered with the SEC the sale of an additional $25.0 million of Alpha Class Notes.  In April 2005, the Company registered with the SEC the sale of up to $50.0 million of a new Alpha Class Notes issued pursuant to a Trust Indenture authorizing the issuance of up to $200.0 million of such notes.  In May 2007, the Company registered with the SEC the sale of an additional $75.0 million of the new Alpha Class Notes. With the registration of its Class A Notes, the Company has discontinued the sale of the Alpha Class Notes effective as of April 18, 2008.  At December 31, 2010 and December 31, 2009, $5.6 million and $11.8 million of Alpha Class Notes were outstanding, respectively.

In April 2008, the Company registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and continued through April 30, 2010.  On June 3, 2010, the Company registered an additional $100.0 million of Class A notes.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates the Company pays on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.  The Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (US Bank).  The Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  At December 31, 2010 and 2009, $44.7 million and $46.0 million of these notes were outstanding, respectively.

Note 10.	Preferred and Common Units Under LLC Structure

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

On December 31, 2008, the Company’s Common Stock was converted into the Class A Common Units. The Class A Common Units have voting rights.

Note 11.	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss.  The components of other comprehensive income (loss) are shown below for the years ended December 31.  No tax effect is recognized since the Company is not a tax-paying entity.

	2010	2009

Change in fair value of derivatives used for cash flow hedges
Interest rate swaps	$--	$518
Interest rate caps	(73)	(74)
Reclassification of comprehensive income related to interest rate caps	65	2

	$(8)	$446

Note 12.	Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Administaff 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the percent of which is annually determined by the managers. Matching contributions for the plan years ended December 31, 2010 and 2009 were $35.8 and $35.7 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. Contributions for the plan year ended December 31, 2009 were $10.3 thousand.  There was no contribution for the plan year ended December 31, 2010.

Note 13.	Fair Value

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash	$7,078	$7,078	$9,980	$9,980
Loans	187,005	189,072	196,858	194,713
Accrued interest receivable	742	742	956	956
Interest rate caps	--	--	73	73

Financial Liabilities:
Notes payable	62,103	63,580	69,527	69,117
Borrowings from financial
institutions	121,809	121,054	125,759	123,997
Accrued interest payable	355	355	142	142
Dividends payable	80	80	85	85

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2010 and 2009.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash – The carrying amounts reported in the consolidated balance sheets approximate fair value for cash.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2010 and 2009.

Fair Value Measurements Using Fair Value Hierarchy

The following section describes the valuation methodologies used for assets measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy.
Fair value hierarchy for valuation gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Fair Value Measured on a Recurring Basis

The table below presents the balance of assets and liabilities measured at fair value on a recurring basis and the level of inputs used to measure fair value:

Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2010
Interest rate caps
(asset)	$--	$--	$--	$--

At December 31, 2009
Interest rate caps
(asset)	$--	$73	$--	$73

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

Fair Value Measurements Using
	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
At December 31, 2010
Impaired loans (net	$--	$10,569	$12,577	$23,146
of allowance and
discount)

At December 31, 2009
Impaired loans (net	$--	$7,490	$21,598	$29,088
of allowance and
discount)

The following is a reconciliation of the assets in which significant unobservable inputs (Level 3) were used in determining fair value:

Impaired loans
(net of allowance and discount)

Balance, December 31, 2009	$21,598
Re-classifications of loans
from Level 3 into Level 2	(4,575)
Allowance and discount, net of
discount amortization	(692)
Additions	1,486
Deletions	(5,427)
Loan advances	187
Balance, December 31, 2010	$12,577

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

Note 14.	Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows:

Balance Sheets	December 31,
	2010	2009
Assets
Cash	$6,774	$9,980
Loans, net of allowance for loan losses	187,005	196,858
Accrued interest receivable	742	956
Property and equipment, net	400	247
Investment in subsidiaries	177	--
Debt issuance costs	279	419
Other assets	241	294

Total assets	$195,618	$208,754

	December 31,
	2010	2009
Liabilities and equity
Borrowings from financial institutions	$121,809	$125,759
Notes payable	62,103	69,527
Accrued interest payable	355	142
Other liabilities	489	472

Total liabilities	184,756	195,900

Equity	10,862	12,854

Total liabilities and equity	$195,618	$208,754

Statements of Income	Years Ended December 31,
	2010	2009
Income:
Interest income	$12,036	$9,009
Other income	8	11

Total income	12,044	9,020

Interest expense:
Interest on lines of credit	5,370	4,496
Interest on notes payable	2,836	3,308

Total interest expense	8,206	7,804

Provision for loan losses	2,377	1,268

Other operating expenses	2,988	2,327
Loss before provision for income taxes	(1,527)	(2,379)

Provision for income taxes and state fees	15	--

	(1,542)	(2,379)

Equity in undistributed net income (loss) of subsidiaries	(74)	2,433

Net income (loss)	$(1,616)	$54

Statements of Cash Flows	Years Ended December 31,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$(1,616)	$54
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Equity in undistributed net income (loss) of subsidiaries	74	(2,433)
Depreciation	75	48
Provision for loan losses	2,377	1,268
Amortization of deferred loan (fees) costs	(110)	(86)
Amortization of debt issuance costs	197	253
Accretion of allowance for loan losses on
restructured loans	(64)	(110)
Net change in:
Accretion of loan discount	(27)	(98)
Accrued interest receivable	214	(292)
Other assets	(53)	202
Other liabilities and accrued interest payable	46	71

Net cash provided by operating activities	1,113	(1,123)

Cash Flows from Investing Activities
Loan purchases from ECCU	(925)	(10,435)
Loan purchases from MPF	--	(72,308)
Loan originations	(7,364)	(292)
Loan sales	375	33,697
Loan principal collections, net	15,591	29,708
Purchase of property and equipment	(228)	(33)

Net cash provided by investing activities	7,449	(19,663)

Cash Flows from Financing Activities
Net change in borrowings from financial institutions	(3,950)	25,884
Net change in notes payable	(7,424)	(6,247)
Debt issuance costs	(57)	(140)
Dividends paid on preferred stock	(337)	(412)
Purchase of interest rate caps	--	(148)

Net cash provided by (used in) financing activities	(11,768)	18,937

Net decrease in cash	(3,206)	(1,849)

Cash at beginning of year	9,980	11,829

Cash at end of year	$6,774	$9,980

Supplemental Disclosures of Cash Flow Information
Interest paid	$7,993	$10,051
Income taxes paid	3	--
Change in value of interest rate swap	--	(518)
Change in value of market cap	73	72

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2010 covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2010. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2010.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2010, we changed our data processing system to an established national financial institutions service provider.  The change was made to enhance our data processing system capabilities and overall support from the third-party service provider.   As a result of this conversion, there have been changes in several significant internal controls.  We also put in place controls over the conversion process to ensure that data integrity was maintained.  We believe that the new systems allow for more effective control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2010, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers
Mark G. Holbrook	60	Chairman of the Board, Manager
Billy M. Dodson	50	President, Assistant Secretary
Van C. Elliott	73	Secretary, Manager
Susan B. Reilly	54	Vice President of Finance and Principal Accounting Officer
Robert Schepman	71	Vice President, Lender Relations
Harold D. Woodall	64	Vice President for Lending
Arthur G. Black	72	Manager
Juli Anne S. Callis	58	Manager
Jeffrey T. Lauridsen	61	Manager
R. Michael Lee	52	Manager
Randolph P. Shepard	55	Manager

The following is a summary of the business experience of our officers and managers.  With our conversion from a corporation to a limited liability company on December 31, 2008, we are governed by a board of managers that supervises our affairs (hereinafter referred to as the “managers” or the “Board”).

MARK G. HOLBROOK has served as our Chairman of our Board of Managers since inception. Until February 17, 2011, Mr. Holbrook served as our Chief Executive Officer.  Mr. Holbrook also serves as President and Chief Executive Officer of ECCU. He began his career with ECCU in 1975 and has served as its President since 1984. ECCU currently has assets under management of over $2.5 billion and more than 10,000 members in 50 states and 100 foreign countries. Mr. Holbrook has served as Chairman of the Board of Christian Management Association. He received his Bachelor of Arts degree from Biola University in 1973 and has completed post-graduate studies at Chapman College.  Mr. Holbrook brings to our board extensive experience in the credit union industry, a deep understanding of our business and our investments, and relationships with the credit unions which comprise our equity members.

BILLY (BILL) M. DODSON became our President on May 8, 2006 and was elected Assistant Secretary in October 2007. Before joining us, he served as Vice President of Sales for California Plan of Church Finance, Inc., a registered broker-dealer firm starting during the period August, 2000 to May, 2006. While at that company, he managed all aspects of a brokerage operation, which annually distributed to investors between $125 and $175 million of church mortgage bonds. Prior to joining California Plan of Church Finance, Inc., Mr. Dodson served as Pastor for the West Valley Church in Sherwood, Oregon. Mr. Dodson received his Bachelor of Journalism degree from the University of Texas and a Master of Divinity degree from Southwestern Baptist Theological Seminary. Mr. Dodson holds a Series 7, 24, 63 and 79 securities license. He is a graduate of the Securities Industry Institute at the Wharton School, University of Pennsylvania.

VAN C. ELLIOTT has served as a member of our Board since 1991. He has served as a director for ECCU, from April 1991 until the present (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing financial and fund raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry.  Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration.  He has completed post-graduate instruction at the College for Financial Planning.  Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.®   Mr. Elliott brings to our board his extensive experience as a credit union board member, and intimate knowledge of church and ministry financial operations.  He serves on our Executive Committee and on our Audit Committee.

SUSAN B. REILLY has served as our Vice President of Finance and Principal Accounting Officer since December 2007. Prior to joining us, Ms. Reilly served as Controller for Pacific Rim Capital, a private equity investment firm. Before joining that firm in 2007, she was Senior Vice President and Treasurer for East West Bank. Prior to joining East West Bank in 2004, Ms. Reilly served as Treasurer for Catalina Restaurant Group. Before joining that company in 2003, she worked for Parson Consulting Group. Ms. Reilly holds a Bachelor of Science Degree from the University of California Riverside. She completed post-graduate work at California State Fullerton and attended the University of Southern California - Marshall School of Business - East West Bank Leadership Program.  Ms. Reilly holds her series 27 securities license.

ROBERT SCHEPMAN has served as our Vice President for Lender Relations since August of 2010.  Mr. Schepman has originated church mortgages for twenty years, beginning with Christian Mutual Life in 1987 and served as a Ministry Development Officer for ECCU for 17 years until his retirement in 2009. From 1981 to 1987,  Mr. Schepman originated commercial loans and commercial real estate syndications as a partner in Commercial Capital Resources. Prior to that time, Mr. Schepman owned and operated a commercial metal fabrications business for nine years and enjoyed earlier successes as a securities salesperson and in various other product sales capacities. Mr. Schepman earned his Bachelor of Business Administration degree from Woodbury University, Los Angeles, in 1960.  He has held the California Real Estate Broker license since 1990.

HAROLD D. WOODALL has served as our Vice President for Lending since May 2007. His responsibilities include the general management of development, underwriting and processing of loan origination and mortgage investment. Mr. Woodall previously served as Vice President for Lending Services at the California Baptist Foundation from 1996 to 2006, where he was responsible for general management of a $130 million loan fund, including origination of over $500 million in church and ministry loans during that period.  His previous experience also includes commercial lending, medical equipment manufacturing, real estate sales, oil and gas production and agribusiness consulting. Mr. Woodall is a graduate of Oklahoma State University in Stillwater Oklahoma with a B.S. in Agricultural Economics.

ARTHUR G. BLACK has served as a member of our Board since 1997.  He also currently serves as Chairman of the Board of Directors for Haven Ministries. Mr. Black previously served as Director of Ministry Support for Ambassador Advertising Agency from 1998 to 2007. Prior to joining that firm, he had served as a ministry development officer at ECCU. Mr. Black served as Executive Vice President of Truth For Life from 1994 to 1996. Truth For Life is a nationally-syndicated radio Bible teaching ministry. He held similar positions with the Biola Hour from 1981 to 1991 and Solid Rock Radio from 1991 to 1993 and he served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. Mr. Black has been in Christian ministry management since 1974. Prior to that, he served in various corporate sales and marketing management positions and was for six years owner/President of two consumer product/service companies. He is a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors. Mr. Black has completed the equivalent to two years of business courses towards a degree in business at UCLA.  Mr. Black’s long history of working for and with evangelical ministries provides us with keen insights into the needs and operations of the ministries who are our borrowers and investors.  Mr. Black serves as Chairman of our Investment Committee.

JULI ANNE S. CALLIS has served as a member of our Board since 2007.  She is currently Chief Executive Officer of the National Institute of Health Federal Credit Union. Prior to her current engagement, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Ms. Callis served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Callis served as the Director of Sales for the US Navy Mid Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland and Bermuda. Ms. Callis received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D. She also serves as Chair for the Executive Committee of the Open Solutions, Inc. Client Association and as a Trustee of the International Mission board of the Southern Baptist Convention.  Mrs. Callis provides our board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise.  Mrs. Callis serves as our Vice Chair of our Board, Chair of the Asset-Liability Management Committee and is also a member of our Executive Committee.

JEFFREY T. LAURIDSEN has served as a member of our Board since October 2007.  He is an attorney in private practice with the Law Offices of Anh Quoc Duy Nguyen in Garden Grove, California. Before establishing his current practice, Mr. Lauridsen served with several other law firms in the Orange County area, as partner and senior associate. Mr. Lauridsen’s 17 years of law practice have focused on corporate law and encompassed both trial and appellate work in diverse areas of law, including business litigation, construction defect, general liability, premises liability, products, medical malpractice, ERISA, insurance coverage, automobile liability, insurance bad faith, employment and labor law, sexual harassment, sexual molestation and others. Prior to entering into the practice of law, Mr. Lauridsen worked as a claim representative in the insurance industry for 19 years. Mr. Lauridsen received his Associate of Arts degree in Political Science from Fullerton College. He received his Bachelor of Science in Law and Juris Doctorate degrees from California Southern Law School. He has served as Elder at Grace Church in Orange, California for 18 years.  Mr. Lauridsen brings to our board the perspective of an experienced attorney, as well as intimate knowledge of ministry governance.  Mr. Lauridsen serves on our Investment Committee and Audit Committee.

R. MICHAEL LEE has served as a member of our Board since January 2009. Mr. Lee currently serves as Vice President Member Relations, Midwest Region, of Members United Corporate Federal Credit Union. Mr. Lee joined Mid-States Corporate Federal Credit Union in 2005, prior to the merger that created Members United. He has served as Senior Vice President of Sales for Corporate Network eCom, Senior Vice President of Marketing and Member Services at U.S. Central Credit Union, and Senior Vice President, Marketing and Member Services at Corporate One Credit Union, Inc.  Prior to this, he spent 15 years in the insurance industry, serving the needs of business owners. Mr. Lee attended Southern Illinois University, CUNA’s Financial Management School and has completed numerous industry training sessions throughout his career.  Mr. Lee adds special expertise to our Board with his years of experience as an executive of a large financial institution and with his deep knowledge of marketing and sales.  Mr. Lee serves as a member of our Governance Committee and Asset-Liability Management Committee.

RANDOLPH (RANDY) P. SHEPARD has served as a member of our Board since January 2009. Mr. Shepard is currently the Senior Vice President/Investments and Subsidiary Companies of Western Federal Credit Union. Prior to assuming this position in 2003, Mr. Shepard was the Vice President and Chief Financial Officer of Western Federal Credit Union. He attended the University of Redlands and has a certificate of Executive Management from Claremont Graduate School.  Mr. Shepard brings to our Board his long experience as both a Chief Financial Officer and a Chief Investment Officer of a large financial institution, providing deep knowledge of accounting, finance and credit subjects.  Mr. Shepard serves as the Chairman of our Audit Committee and qualifies as a financial expert as defined in Item 401(e) of Regulation S-K.

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

The Board has elected Mr. Holbrook as our chairman every year since our inception in 1991.  When initially formed, we were a wholly-owned subsidiary of ECCU.  At that time, the board consisted of ECCU executives and a number of independent directors.   In 2006, upon our recapitalization, our shareholders elected a new board of directors consisting of ten members.  Four of those members were affiliated with ECCU, two with other credit unions that owned our shares and four were independent.  At our latest meeting of the holders of our Class A Units, held on February 11, 2010, the holders of our Class A Units elected eight managers to the Board.  Three of the elected managers are affiliated with ECCU, one with a member credit union, and four are independent.  As a result of Mr. Vandeventer’s resignation from the Board effective as of March 23, 2010, our Board consists of seven managers, a majority of which are independent managers.

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

The Board is actively involved in and regularly meets with members of our senior management to discuss capital adequacy, use of leverage, and liquidity issues we face.  Our Asset Liability Committee regularly meets with the objective of performing oversight of interest rate risk, future net interest income and expense, capital and liquidity forecasts and review of trends impacting our balance sheet.  For 2010, the Board has committed to expanding and further developing a system for measuring, monitoring, managing and reporting the portfolio risks we face in our balance sheet.

Our Board Chairman

Since inception, Mr. Holbrook has served both as our Chairman and our Chief Executive Officer.  In his role as our Board Chairman and Chief Executive Officer, Mr. Holbrook has provided high level strategic leadership to the Company and a professional accountability relationship for our President.  He brings to his role a deep knowledge of ministry lending, financial institution management, and the credit union regulatory environment.  Since inception, Mr. Holbrook has served as our Chief Executive Officer without compensation and has devoted a small portion of his time to Company affairs.

On February 17, 2010, at a regularly called meeting of the board of managers, Mr. Holbrook tendered his resignation from his position as Chief Executive Officer, effective immediately.  In tendering his resignation, Mr. Holbrook cited two factors: first, the increasing demands on his time and attention that have resulted from the growing complexity of operations at Evangelical Christian Credit Union, where he serves as President and Chief Executive Officer; and, second,  his increased confidence in the competence and readiness of our President, Bill Dodson, to assume a greater scope of responsibility.  Mr. Holbrook also noted that the day to day responsibility for managing the Company had already been fully transferred to Mr. Dodson, and that his resignation was the next logical step in that progression.  Mr. Holbrook will remain as chairman of the board of managers and continue his involvement in leadership of the company.

Until the Board appoints a Chief Executive Officer, our President will serve as the Company’s principal executive officer for the purposes of filing any required reports with the U.S. Securities and Exchange Commission.  The Board has chosen not to appoint a lead independent manager and has appointed Juli Anne Callis, an independent member of the Board, to serve as Vice Chair of the Board.

Code of Ethics

On November 6, 2009, our Board adopted a Code of Ethics for our principal officers and members of the Board.

Audit Committee

In May 2005, our Board established a standing audit committee. For the year ended December 31, 2010, the Audit Committee was comprised of three members, including Randolph P. Shepard , Van Elliott and Jeffrey T. Lauridsen.  Mr. Randolph P. Shepard serves as Chairman of  the Committee and is an independent manager as defined in our Related Party Transaction Policy.

Our Board has adopted a formal charter for our Audit Committee.  Under this charter, the Audit Committee oversees our accounting policies and practices, financial reporting procedures and audits of our financial statements.

Audit Committee Financial Expert

The Board has determined that Mr. Shepard is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION

None of our Board members currently receives compensation for services rendered. Each, however, is entitled to be reimbursed for expenses incurred in performing duties on our behalf.

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2010 and 2009 by our senior executive officers.  Mr. Dodson was appointed President by the Board effective May 8, 2006.

Summary Compensation Table
Annual Compensation

Name and Principal Position	Year Ended	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation
Mark G. Holbrook, Chairman, CEO (1)	2010	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-
Billy M. Dodson, President	2010	$191,315	$20,000 (2)	-0-	$24,650 (4)
	2009	190,516	58,106 (2)	-0-	24,066 (3)
Susan B. Reilly, Vice President Finance	2010	137,700	24,786	-0-	17,532 (4)
	2009	140,192	40,163	-0-	17,100 (3)
Harold Woodall, Vice President Lending	2010	127.500	16,776	-0-	18,533 (4)
	2009	133,867	39,375	-0-	17,807 (3)

(1) Mr. Holbrook is a full-time employee of ECCU. Since December 1, 1994, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer and member of our Board.  We reimburse ECCU for that portion of Mr. Holbrook's time devoted to service to us as an officer (but not as a Board member). During 2010, Mr. Holbrook devoted less than 1% of his time serving the Company as an officer.  Effective as of February 17, 2011, Mr. Holbrook resigned his position as Chief Executive Officer.

(2) An aggregate bonus amount of $20,000 and $58,106 was accrued for Mr. Dodson for the fiscal years 2010 and 2009, respectively.

(3) We contributed an aggregate amount of $24,066 for Mr. Dodson's 401(k) retirement plan, medical benefits and life and disability insurance for 2009.   We also contributed an aggregate amount of $17,100 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2009.  We also contributed an aggregate amount of $17,807 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2009.

 (4) We contributed an aggregate amount of $24,650 for Mr. Dodson's 401(k) retirement plan, medical benefits and life and disability insurance for 2010.   We also contributed an aggregate amount of $17,532 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2010.  We also contributed an aggregate amount of $18,533 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2010.

No options, warrants or other rights to purchase our equity securities have been issued to our officers.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSAND MANAGEMENT AND RELATED STOCKHOLDERMATTERS

The following table sets forth information available to us, as of December 31, 2010, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

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

 (1)           Based on 146,522 Class A Units outstanding.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,AND DIRECTOR INDEPENDENCE

From time to time, we purchase participation interests in mortgage loans from ECCU, our largest equity owner.  During the years ended December 31, 2010 and 2009, we or our wholly-owned subsidiary, MPF, purchased $925 thousand and $10.5 million, respectively, of loans from ECCU.  We recognized interest income on loans purchased from ECCU of $9.9 million and $13.0 million during the years ended December 31, 2010 and 2009, respectively.  Currently, ECCU acts as our primary servicer of the mortgage loans we own pursuant to the terms of a servicing agreement.  ECCU services 135 of the 141 mortgage loans in our portfolio.

From time to time, ECCU has repurchased mortgage loans from us as part of our liquidity management practices. Although ECCU has accommodated us in responding to such repurchase requests, ECCU is under no contractual obligation to do so.  During the year ended December 31, 2009, $145.2 thousand in loan participation interests were repurchased by ECCU.  During this period, an additional $2.2 million of whole loans were sold back to ECCU, as compared to $843.3 thousand of mortgage loans for the year ended December 31, 2008. Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under our Related Party Transaction Policy that has been adopted by our Board.  No gain or loss was incurred on these sales.  No whole loans or loan participations were repurchased from or sold to ECCU during the year ended December 31, 2010.

We maintain most of our cash balances with ECCU.  Total funds held with ECCU at December 31, 2010 and 2009 were $5.6 million and $5.9 million, respectively.  We earned interest on these cash balances for the years ended December 31, 2010 and 2009 in the amount of $111.2 thousand and $303.7 thousand, respectively.

Pursuant to an administrative services agreement, we purchase certain professional services from ECCU and we rent our administrative offices from ECCU pursuant to an office lease entered into on November 4, 2008.  We paid ECCU $216.1 thousand and $197.6 thousand for the years ended December 31, 2010 and 2009, respectively, for these services and facilities.  We negotiated these charges and terms of the office lease with ECCU based upon the fair market value of such services and rental rates for comparable office space in Brea, California.

On December 14, 2007, R. Michael Lee was appointed to serve as a member of the Board.  Mr. Lee serves as Vice President Member Relations, Midwest Region, of Members United Corporate Federal Credit Union (Members United), which is one of our lenders.  See Note 5 of the accompanying audited consolidated financial statements for December 31, 2010.  In addition, Mark G. Holbrook, our Chairman, is a full time employee of ECCU.

From time to time, our Board and members of our executive management team have purchased investor notes from us.  One of our Board members, Mr. Art Black, is the beneficial owner of a living trust that holds $224,276 of our Class A Notes.

On October 30, 2007, we completed the BMO Facility as our first warehouse mortgage financing facility.  Our wholly-owned subsidiary, MPF, was formed to acquire mortgage loans from us or ECCU.  As part of the BMO Facility, MPF entered into a Mortgage Loan Purchase Agreement with ECCU.  For the year ended December 31, 2009, MPF acquired $105.0 thousand in mortgage loans from ECCU.  No loans were acquired by MPF in the year ended December 31, 2010.  ECCU continues to service most of our mortgage loans that it sells to us under a servicing agreement.  For the year ended December 31, 2010, we paid ECCU a total of $36.3 thousand in servicing fees.

On May 19, 2009, we sold $19.3 million of loans at par to Western Federal Credit Union, which is an equity holder of the Company’s Class A Units.  The loans were sold to Western at par.  Proceeds from the sale were used to pay down the BMO Facility.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2010	2009
Audit and audit-related fees	$104,000	$127,300
Tax fees	14,700	17,700
All other fees	7,700	6,100
Total	$126,400	$151,100

Item 15.  EXHIBITS

Exhibit No.	Description
3.1	Articles of Organization - Conversion of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.2	Operating Agreement of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.3	Plan of Conversion of Ministry Partners Investment Corporation, dated September 18, 2008 (1)
3.4	Series A Preferred Unit Certificate of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.5	Articles of Incorporation of Ministry Partners Investment Corporation (2)
3.6	Bylaws of Ministry Partners Investment Corporation (2)
3.7	Certificate of Amendment to Articles of Incorporation dated December 11, 2001 (3)

3.8	Certificate of Amendment to Bylaws dated August 17, 2006 (4)
3.9	Certificate of Determination of Class I Preferred Stock (4)
3.10	Amendatory Certificate of Determination for Class I Preferred Stock dated September 6, 2006 (4)
3.11	Amendatory Certificate of Determination for Class I Preferred Stock dated October 19, 2006 (4)
3.12	Certificate of Determination of Class II Preferred Stock (4)
3.13	Amendatory Certificate of Determination of Class II Preferred Stock dated September 6, 2006 (4)
3.14	Certificate of Amendment to Articles of Incorporated dated October 30, 2007 (5)
3.15	Certificate of Amendment to Bylaws dated October 30, 2007 (5)
3.16	First Amendment to the Operating Agreement of Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (6)
3.17	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (6)
4.1	Supplemental Agreement with Consent of Holders to Loan and Trust Agreement, dated September 30, 2008, by and between Ministry Partners Investment Corporation and U.S. Bank National Association (7)
4.2	Agreement of Resignation, Appointment and Acceptance, dated as of August 7, 2008, by and among Ministry Partners Investment Corporation, King Trust Company, N.A. and U.S. Bank National Association (7)
10.1	Evangelical Christian Credit Union Subordination Agreement dated April 20, 2005 (4)
10.2	Evangelical Christian Credit Union Loan Agreement Extension dated April 5, 2007 (4)
10.3	Residential Purchase Agreement, dated July 1, 2007, by and between Ministry Partners Investment Corporation and Billy M. Dodson (8)
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
10.8
Loan, Security and Servicing Agreement, dated October 30, 2007, by and among Ministry Partners Funding, LLC, as Borrower, Fairway Finance Company, LLC, as Lender, Evangelical Christian Credit Union, as Servicer, BMO Capital Markets Corp., as Agent, U.S. Bank National Association, as Custodian and Account Bank, and Lyon Financial Services, Inc., as Back up Servicer (10) (**)

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

21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to Registration Statement on Form SB-2 filed on November 19, 1997, as amended.
(3)	Incorporated by reference to Registration Statement on Form SB-2 filed on May 24, 2001, as amended.
(4)	Incorporated by reference to Registration Statement on Form SB-2 filed on April 10, 2007, as amended.
(5)	Incorporated by reference to the Current Report on Form 8-K filed on November 26, 2007.
(6)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010.
(7)	Incorporated by reference to the Definitive Schedule 14C Information Statement filed by the Company on September 8, 2008.
(8)	Incorporated by reference to the Report on Form 10-QSB filed by the Company on November 16, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on October 15, 2007.
(10)	Incorporated by reference to the Report on Form 10-KSB filed by the Company on April 11, 2008.
(11)	Incorporated by reference to the Report on Form 10-KSB filed by the Company on April 14, 2009.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 12, 2009.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 15, 2009.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 17, 2009.
(15)	Incorporated by reference to the Report on Form 10-Q filed by the Company on August 14, 2009.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on October 13, 2009.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 4, 2009.
*	Filed herewith.
**	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 29, 2011	By: /s/ Billy M. Dodson
Billy M. Dodson,
President
(Principal Executive Officer)

Dated: March 29, 2011	By: /s/Susan B. Reilly
Susan B. Reilly,
Vice President of Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Billy M. Dodson
President (Principal Executive Officer)
Date:  March 29, 2011

/s/ Susan B. Reilly
Vice President of Finance
(Principal Accounting Officer)
Date:  March 29, 2011

/s/ Mark G. Holbrook
Chairman, Board of Managers,
Date:  March 29, 2011

/s/ Van C. Elliott
Secretary, Manager
Date:  March 29, 2011

/s/ Arthur G. Black
Manager
Date:  March 29, 2011

/s/ Juli Anne S. Callis
Manager
Date:  March 29, 2011

/s/ Jeffrey T. Lauridsen
Manager
Date:  March 29, 2011

/s/ R. Michael Lee
Manager
Date:  March 29, 2011

/s/ Randolph P. Shepard
Manager
Date:  March 29, 2011