Form 10-Q
period 2011-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2011-05-16
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

At March 31, 2011, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
 (Dollars in Thousands Except Unit Data)

	2011 (Unaudited)	2010 (Audited)
Assets:
Cash	$8,766	$7,078
Loans receivable, net of allowance for loan losses of $4,079 and $3,997 as of March 31, 2011 and December 31, 2010, respectively	183,005	187,005
Accrued interest receivable	781	742
Property and equipment, net	373	400
Debt issuance costs	235	279
Other assets	251	114
Total assets	$193,411	$195,618
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$118,465	$121,809
Notes payable	63,463	62,103
Accrued interest payable	347	355
Other liabilities	536	489
Total liabilities	182,811	184,756
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,600 units issued and outstanding at March 31, 2011 and December 31, 2010 (liquidation preference of $100 per unit)	11,760	11,760
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2011 and December 31, 2010 1,509	1,509	1,509
Accumulated deficit	(2,633)	(2,327)
Accumulated other comprehensive loss	(36)	(80)
Total members' equity	10,600	10,862
Total liabilities and members' equity	$193,411	$195,618

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)
	Three months ended March 31,
	2011	2010
Interest income:
Interest on loans	$2,795	$2,942
Interest on interest-bearing accounts	20	38
Total interest income	2,815	2,980
Interest expense:
Borrowings from financial institutions	1,274	1,326
Notes payable	660	727
Total interest expense	1,934	2,053
Net interest income	881	927
Provision for loan losses	100	97
Net interest income after provision for loan losses	781	830
Non-interest income	2	57
Non-interest expenses:
Salaries and benefits	367	359
Marketing and promotion	35	2
Office operations	360	226
Legal and accounting	218	181
Total non-interest expenses	980	768
Income (loss) before provision for income taxes	(197)	119
Provision for income taxes	4	2
Net income (loss)	$(201)	$117

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in Thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(201)	$117
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	30	12
Amortization of deferred loan fees	(43)	(18)
Amortization of debt issuance costs	44	54
Provision for loan losses	100	97
Accretion of allowance for loan losses on restructured loans	(18)	--
Accretion of loan discount	(4)	--
Changes in:
Accrued interest receivable	(39)	69
Other assets	(115)	(229)
Other liabilities and accrued interest payable	38	54
Net cash provided (used) by operating activities	(208)	156
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	--	(204)
Loan originations	(23)	(90)
Loan sales	1,610	--
Loan principal collections, net	2,375	1,639
Purchase of property and equipment	(3)	(42)
Net cash provided by investing activities	3,959	1,303
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(3,344)	(550)
Net changes in notes payable	1,360	1,401
Debt issuance costs	--	(22)
Dividends paid on preferred units	(79)	(86)
Net cash provided (used) by financing activities	(2,063)	743
Net increase in cash	$1,688	$2,202
Cash at beginning of period	7,078	9,980
Cash at end of period	$8,766	$12,182
Supplemental disclosures of cash flow information
Interest paid	$1,942	$1,868

Change in value of market cap	--	(53)

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2010 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the results for the full year.

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

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by the Company for later securitization.  MPF’s loan purchasing activity continued through early 2010, after which its operations ceased and its assets, including loans, were transferred to the Company.  MPF has no liabilities and is currently inactive.. The Company closed down active operations of MPF effective as of December 31, 2009 but intends to maintain MPF’s existence as a Delaware limited liability company for possible future use as a financing vehicle to effect securitized debt transactions.  MPF did not securitize any of its loans.

On November 13, 2009, the Company formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty provides loan brokerage and other real estate services to churches and ministries in connection with the Company’s mortgage financing activities. On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker.

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

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs, and loan discounts. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees and costs are deferred and recognized as an adjustment to the related loan yield using the straight-line method, which results in an amortization that is materially the same as the interest method.  Accrued and unpaid interest associated with a restructured loan is added to the loan balance and accounted for as a discount offsetting the loan balance.  Loan discounts are accreted to interest income over the restructured term of the loans using the straight-line method, which approximates the interest method.

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

In addition, the Company segregates the loan portfolio into portfolio classes for purposes of evaluating the allowance for loan losses. A portfolio class is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio classes are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

Our loan portfolio consists of the following classes:

Wholly-Owned First Collateral Position. This portfolio class consists of the wholly owned loans for which the Company possesses a senior lien on the collateral underlying the loan.

Wholly-Owned Junior Collateral Position. This portfolio class consists of the wholly owned loans for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  This segment also contains any loans that are not secured by any collateral.  These loans present more credit risk than loans for which the Company possesses a senior lien due to the increased risk of loss should the loan enter foreclosure.

Participations First Collateral Position. This portfolio class consists of the participated loans for which the Company possesses a senior lien on the collateral underlying the loan. Loan participations present  more credit risk than wholly owned loans because the Company does not maintain full control over the disposition and direction of actions regarding the management and collection of the loans.  The lead lender directs most servicing and collection activities, and major actions must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with those of the Company.

Participations Junior Collateral Position.  This portfolio class consists of the participated loans for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  Loan participations in the junior collateral position loans have more credit risk than wholly owned loans and participated loans where the Company possesses a senior lien on the collateral.  The increased risk is the result of the factors presented above relating to both junior lien positions and participations.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to have been surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The Company, from time to time, sells participation interests in loans. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) each portion of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) the transfer must not involve recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met, the transaction is accounted for as a secured borrowing arrangement.

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

Income Taxes

Effective December 31, 2008, the Company converted from a C corporation to a California limited liability company (LLC). As a result, the stockholders of the Company became members of the LLC on the conversion date. The LLC is treated as a partnership for income tax purposes; therefore, the Company is no longer a tax-paying entity for federal or state income tax purposes, and thus no federal or state income tax is recorded in its financial statements after the date of conversion. Income and expenses of the Company are passed through to the members of the LLC for tax reporting purposes. The Company is subject to a California gross receipts fee of approximately $12,000 per year for years ending on and after December 31, 2009.  The Company’s subsidiaries are LLCs except for MP Realty, which is organized and operated as a California corporation.  MP Realty incurred a tax loss for the year ended December 31, 2010 and recorded no provision for income taxes.

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

Recent Accounting Pronouncements

In January 2011, the FASB issued (ASU) 2011-01 Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This Update temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The amendments in this Update delay the effective date of the new disclosures about troubled debt restructurings for public entities and the coordination of the guidance for determining what constitutes a troubled debt restructuring until interim and annual periods ending after June 15, 2011. No significant impact to amounts reported in the consolidated financial position or results of operations are expected from the adoption of ASU 2011-01.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $7.6 million and $5.6 million at March 31, 2011 and December 31, 2010, respectively. Interest earned on funds held with ECCU totaled $19.7 thousand and $35.5 thousand for the three months ended March 31, 2011 and 2010, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $27.3 thousand and $48.2 thousand for the three months ended March 31, 2011 and 2010, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU and a mortgage loan purchase agreement entered into by and between MPF and ECCU, we purchased $12.0 thousand and $203.9 thousand of loans from ECCU during the three months ended March 31, 2011 and 2010, respectively.  With regards to loans purchased from ECCU, we recognized $2.0 million and $2.6 million of interest income on loans purchased from ECCU during the three months ended March 31, 2011 and 2010, respectively.  ECCU currently acts as the servicer for 125 of our 141 loans.  We paid loan fees to ECCU of $7.4 thousand during the three months ended March 31, 2010.  We accrued but did not pay any loan servicing fees to ECCU during the three months ended March 31, 2011.  There are no loans held by MPF as of March 31, 2011.

From time to time, we or our wholly-owned subsidiary, MPF, have sold our mortgage loan investments to ECCU in isolated sales for short term liquidity purposes.  In addition, federal credit union regulations require that a borrower must be a member of a participating credit union in order for a loan participation to be an eligible investment for a federal chartered credit union.  ECCU has from time to time repurchased from MPIC fractional participations in our loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Administration rules when we were selling participations in those loans to federal credit unions.  During the three month periods ended March 31, 2011 and March 31, 2010, we did not sell any loan participation interests or whole loans to ECCU.  Each sale or purchase of a mortgage loan investment or participation interest was consummated under our Related Party Transaction Policy that has been adopted by our managers.  No gain or loss was incurred on these sales.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee formerly served as President, Midwest Region, of Members United Corporate Federal Credit Union (“Members United”), which is one of our lenders.  Please review Note 4 for more detailed information regarding our borrowings from Members United.  In addition, Mark G. Holbrook, our Chairman and Chief Executive Officer, is a full time employee of ECCU.

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans made by ECCU, and also purchase entire church mortgage loans from ECCU.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position, and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2021. Loans yielded a weighted average of 6.39% as of March 31, 2011, compared to a weighted average yield of 6.22% as of March 31, 2010. ECCU currently acts as our servicer for 125 of these loans, charging a service fee of up to 288 basis points to us.

Allowance for Loan Losses

An allowance for loan losses of $4.1 million as of March 31, 2011 and $4.0 million as of December 31, 2010 has been established for loans receivable. We have not experienced a loan charge-off during the three month period ended March 31, 2011. The Company has had no experience of loan loss. Management believes that the allowance for loan losses as of March 31, 2011 and December 31, 2010 is appropriate. Changes in the allowance for loan losses are as follows for the three months ended March 31, 2011 and the year ended December 31:

	2011	2010

Balance, beginning of period	$3,997	$1,701
Provisions for loan losses	100	2,377
Accretion of allowance related to
restructured loans	(18)	(81)

Balance, end of period	$4,079	$3,997

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

	March 31	December 31	March 31
	2011	2010	2010

Impaired loans with an allowance for loan loss	$22,707	$22,563	$8,353
Impaired loans without an allowance for loan loss	4,438	4,444	16,916
Total impaired loans	$27,145	$27,007	$25,269

Allowance for loan losses related to impaired loans	$3,259	$3,274	$932

Total non-accrual loans	$27,145	$27,007	$21,373

Total loans past due 90 days or more and still accruing	--	--	--

We had sixteen nonaccrual loans as of March 31, 2011, up from fourteen nonaccrual loans at December 31, 2010.  As of March 31, 2011, we have had no history of foreclosures on any secured borrowings, but we have four loans totaling $9.2 million that are in foreclosure proceedings.  There is a reserve of $2.0 million on these loans.

Loans by portfolio segment, and the related allowance for loan loss for each segment, are presented below as of March 31, 2011 and December 31, 2010.  Loans and the allowance for loan losses are further segregated by impairment methodology.

Loans and Allowance for Loan Losses (by segment)
As of

	March 31, 2011	December 31, 2010

Loans:

Balance	$188,005	$191,777

Individually evaluated
for impairment	$27,145	$27,007

Collectively
evaluated for impairment	$160,860	$164,770

Allowance for loan losses:

Balance	$4,079	$3,997

Individually evaluated
for impairment	$3,259	$3,274

Collectively
evaluated for impairment	$820	$723

The following table is a summary of the loan portfolio credit quality indicators by loan class at March 31, 2011, which is the date on which the information was updated for each credit quality indicator:
Credit Quality Indicators (by class)
As of March 31, 2011

	Wholly Owned First	Wholly Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$96,799	$14,078	$43,475	$1,619	$155,971
Watch	4,057	3,404	2,294	-	9,755
Substandard	9,234	1,162	2,648	-	13,044
Doubtful	-	-	9,235	-	9,235
Loss	-	-	-	-	-
Total	$110,090	$18,644	$57,653	$1,619	$188,005

The following table is a summary of the loan portfolio credit quality indicators by loan class at March 31, 2011, which is the date on which the information was updated for each credit quality indicator.  The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at March 31, 2011:
Age Analysis of Past Due Loans (by class)
As of March 31, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly Owned First	$6,550	$815	$1,367	$8,732	$101,358	$110,090	$-
Wholly Owned Junior	4,324	723	216	5,263	13,381	18,644	-
Participation First	-	-	9,235	9,235	48,417	57,652	-
Participation Junior	-	-	-	-	1,619	1,619	-

Total	$10,874	$1,538	$10,818	$23,230	$164,775	$188,005	$-

The following table is a summary of impaired loans by loan class at March 31, 2011 and December 31, 2010.  The recorded investment in impaired loans reflects the balances in the financials statements, whereas the unpaid principal balance reflects the balances before partial chargeoffs:

Impaired Loans (by class)
For the Three Months Ended March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly Owned First	$1,688	$1,694	$-	$1,690	$25
Wholly Owned Junior	-	-	-	-	-
Participation First	2,744	2,744	-	2,744	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly Owned First	10,901	11,647	904	10,941	81
Wholly Owned Junior	4,524	4,568	389	4,531	56
Participation First	6,492	6,571	1,966	6,571	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$26,349	$27,224	$3,259	$26,477	$162

Impaired Loans (by class)
For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly Owned First	$1,694	$1,701	$-	$1,694	$137
Wholly Owned Junior	-	-	-	-	-
Participation First	2,744	2,744	-	2,744	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly Owned First	10,957	11,502	925	10,947	532
Wholly Owned Junior	4,534	4,569	383	4,465	267
Participation First	6,492	6,491	1,966	6,496	37
Participation Junior	-	-	-	-	-

Total:
Church loans	$26,421	$27,007	$3,274	$26,346	$973

A summary of nonaccrual loans by loan class at March 31, 2011 is as follows:

Loans on Nonaccrual Status (by class)
As of March 31, 2011

Church loans:
Wholly Owned First	$13,291
Wholly Owned Junior	4,566
Participation First	9,235
Participation Junior	-

Total	$27,092

No additional funds were committed to be advanced in connection with impaired loans as of March 31, 2011.

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

On August 27, 2008, the Company borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month LIBOR plus 100 basis points.  Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of March 31, 2011, there was a $6.8 million outstanding balance on the Members United term loan.

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

As of March 31, 2011 and December 31, 2010, the balance on the $100 Million CUSO Line was $87.3 million, and the weighted average interest rate on the Company’s borrowings under this facility was 3.97% and 4.32%, respectively.  Pursuant to the terms of the Company’s promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

In September 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and the Company entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On March 31, 2011, the interest rates on three tranches of these term loans in the amounts of $3.0 million, $5.4 million, and $67.0 million were adjusted to the six month LIBOR rate plus 300 basis points.  The interest rates on these tranches will be readjusted on September 30, 2011.  The interest rate on the $11.9 million tranche will be readjusted on May 20, 2011.

Both credit facilities are recourse obligations secured by designated mortgage loans. The Company must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of March 31, 2011 and December 31, 2010, approximately $105.4 million and $106.6 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. The Company has the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

On September 24, 2010, National Credit Union Association (“NCUA”) placed Members United into conservatorship and we have been subsequently advised by NCUA representatives that our Members United credit facility has been transferred to the Asset Management Assistance Center (“AMAC”) established by NCUA to administer the Members United conservatorship.  While the transfer of our Members United credit facility to AMAC will not affect the underlying terms, conditions, maturity date or other material terms of our Members United credit facility, the mortgage loan investments we own and are held by NCUA as collateral will be subject to additional regulatory scrutiny.

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

The WesCorp Facility carries a fixed interest rate of 3.95% per year.  Interest on the outstanding balance of the loan is payable on the last day of each month, along with a fixed principal payment of $116.7 thousand.  The balance of the principalis due in full when the Facility matures on March 30, 2012.  The Company has the option to prepay any or all of the principal balance at any point prior to the maturity date subject to a prepayment penalty.  The loan is secured by eligible loans totaling $54.5 million at March 31, 2011.  As of March 31, 2011 there was $24.3 million outstanding on the WesCorp Facility.

The agreement contains a number of standard borrower covenants, including affirmative covenants that require the Company to refrain from making certain guarantees or endorsements, refrain from making material changes to other credit facilities, and maintain a debt to tangible net worth ratio of less than 15 to one.  The agreement also obtains negative covenants requiring the Company to obtain consent for certain transactions related to pledged loans.  The Company was in compliance with these covenants as of March 31, 2011.

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

5.  Notes Payable

We have the following unsecured notes payable at March 31, 2011 (dollars in thousands):

Weighted Average Interest Rate
Class A Offering	$47,692	3.98%
Special Offering	10,137	4.14%
Special Subordinated Note	237	6.96%
International Offering	195	4.53%
National Alpha Offering (Note 6)	5,202	5.77%
Total	$63,463	4.17%

Future maturities during the twelve month periods ending March 31 are as follows (dollars in thousands):

2012	$26,876
2013	8,413
2014	7,963
2015	8,708
2016	7,192
Thereafter	4,311
$63,463

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Alpha Class Loan and Trust Agreement (the “Alpha Class Trust Indenture”), of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, as defined in the Alpha Class Trust Indenture, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of March 31, 2011 and December 31, 2010.  Effective April 18, 2008, we discontinued the sale of our Alpha Class Notes.  On October 7, 2008, U.S. Bank National Association succeeded King Trust Company, N.A., as trustee of the Alpha Class Notes under the terms of a trust indenture agreement.

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

6.  National Offering

In July 2001, we registered with the U.S. Securities and Exchange Commission (the “SEC”) $25.0 million of Alpha Class Notes issued pursuant to an Alpha Class Trust Indenture which authorized the issuance of up to $50.0 million of such notes.  In April 2003, we registered with the SEC an additional $25.0 million of Alpha Class Notes.  In April 2005, we registered with the SEC $50.0 million of new Alpha Class Notes issued pursuant to the Alpha Class Trust  Indenture which authorized the issuance of up to $200.0 million of such notes.  In May 2007, we registered with the SEC an additional $75.0 million of the new Alpha Class Notes. At March 31, 2011 and December 31, 2010, $5.2 million and $9.8 million of these Alpha Class notes were outstanding, respectively.

In April 2008, we registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and was offered through April 30, 2010.  On June 3, 2010, we registered an additional $100.0 million of Class A Notes.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates we pay on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates we pay on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.  The notes were issued under a  Supplemental Agreement with Consent of Holders to Loan and Trust Agreement (the “US Bank Indenture”) between us and U.S. Bank National Association (“US Bank”).  The Class A Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The US Bank Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at March 31, 2011.  At March 31, 2011, $47.7 million of these Class A Notes were outstanding.

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

At March 31, 2011, information pertaining to outstanding interest rate cap agreements that we have used to hedge variable rate debt is as follows (dollars in thousands):

Notional amount	$20,000
Strike Price	1.50%
Weighted average maturity in years	0.17
Fair value of interest rate caps	$0
Unrealized loss relating to interest rate caps	$36

These agreements provide for us to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”)) when the index interest rate exceeds 1.50%. This rate was 0.25% and 0.26% at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, the unrealized loss relating to interest rate caps was recorded in other liabilities.  Changes in the fair value of interest rate caps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

We reclassified $17.5 thousand into interest expense and $27.1 thousand against retained earnings during the three months ended March 31, 2011.

At March 31, 2011, we had no outstanding interest rate swap contracts.  Changes in the fair value of interest rate swaps designed as hedging instruments of the variability of cash flows associated with long-term debt are reported in other comprehensive income (loss).  These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.

Risk management results for the three month period ended March 31, 2011 related to the balance sheet hedging of our long-term debt indicate that the hedges were highly effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

9.  Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss.  The components of other comprehensive income (loss) are shown below for the three months ended March 31 and the year ended December 31.  No tax effect is recognized since the Company is not a tax-paying entity.

	2011	2010

Change in fair value of derivatives used for cash flow hedges
Interest rate swaps	$--	$--
Interest rate caps	--	(73)
Reclassification of comprehensive income related to interest rate caps	(45)	65

Net amount	$(45)	$(8)

10.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Administaff 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the amount and percentage of which is annually determined by the managers. Matching contributions for the three months ended March 31, 2011 and the year ended March 31, 2010 were $10.6 thousand and $8.6 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the our annual contribution. We did not make any contributions for the plan year ended December 31, 2010.  No profit sharing contribution has been made or approved for the three months ended March 31, 2011.

11.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $902.5 thousand at March 31, 2011 and $142.8 thousand at December 31, 2010.

12.  Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash	$8,766	$8,766	$7,078	$7,078
Loans receivable	183,005	186,641	187,005	189,072
Accrued interest receivable	781	781	742	742
Interest rate caps	--	--	--	--
Financial liabilities:
Notes payable	63,463	64,902	62,103	63,580
Bank borrowings	118,465	117,204	121,809	121,054
Accrued interest payable	346	346	355	355
Dividends payable	78	78	80	80

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2011 and December 31, 2010.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2011 and December 31, 2010.

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

Fair Value Measured on a Recurring Basis

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets at March 31, 2011:
Impaired loans (net of allowance and discount)	$-	$13,173	$9,917	$23,090

Assets at December 31, 2010:
Impaired loans (net of allowance and discount)	$-	$10,569	$12,577	$23,146

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

The following is a reconciliation of the assets in which significant unobservable inputs (Level 3) were used in determining fair value:

Impaired loans
(net of allowance and discount)

Balance, December 31, 2010	$12,577
Re-classifications of loans
from Level 3 into Level 2	(2,615)
Allowance and discount, net of
discount amortization	(22)
Additions	--
Deletions	(56)
Loan advances	33
Balance, March 31, 2011	$9,917

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements regarding Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty, and MP Securities, LLC, including, without limitation, statements regarding our expectations with respect to revenue, credit losses, levels of non-performing assets, expenses, earnings and other measures of financial performance.  Statements that are not statements of historical facts may be deemed to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management.

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  Such risks, uncertainties and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the following:

•	We are a highly leveraged company and our indebtedness could adversely affect our financial condition and business;

•
we depend on the sale of our debt securities to finance our business and have relied on the renewals or reinvestments made by our holders of debt securities when their debt securities mature to fund our business;

•	we need to raise additional capital to fund and implement our business plan;

•	our ability to return to profitability and increase our total assets;

•	our ability to maintain liquidity or access to other sources of funding;

•	changes in the cost and availability of funding facilities;

•	the allowance for loan losses that we have set aside prove to be insufficient to cover actual losses on our loan portfolio;

•	our primary credit facilities are each the subject of a National Credit Union Administration conservatorship proceeding, administration and its accompanying regulatory oversight;

•	we rely upon our largest equity holder to originate profitable church and ministry related mortgage loans;

•
because we rely on credit facilities collateralized by church mortgage loans that we acquire, disruptions in the credit markets, financial markets and economic conditions that adversely impact the value of church mortgage loans can negatively affect our financial condition and performance;

•
we are required to comply with certain covenants and restrictions in our lines of credit and our financing facility that, if not met, could trigger repayment obligations of the outstanding principal balance on short notice;  and

•
we have entered into several loan modification agreements and arrangements to restructure certain mortgage loans that we hold of borrowers that have been negatively impacted by adverse economic conditions in the U.S.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty, and MP Securities, LLC.

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

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2011 and March 31, 2010 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended March 2011 vs. Three Months Ended March 31, 2010

During the three months ended March 31, 2011, we had a net loss of $201 thousand as compared to a net income of $117 thousand for the three months ended March 31, 2010. The first quarter 2011 net loss is attributable to a number of factors, primarily relating to lower net interest income earned as compared to the previous year’s quarter and increased expenses incurred due to investments made in a new core data processing system, accounting system, customer relationship management system and launch of our broker dealer subsidiary.  We have also increased our marketing efforts in an effort to increase the sale of our debt securities, incurred additional consulting fees in connection with our efforts to refinance or securitize our credit facilities and incurred additional expenses for appraisal and foreclosure related expenses in connection with four foreclosure proceedings.  For the quarter ended March 31, 2011, we had an increase of $134 thousand in office expenses and an increase of $78 thousand in non-interest expense.  We expect that the increase in office operations expenses and non-interest bearing expenses to be non-recurring in nature as they relate to the implementation of our ability to generate non-interest related income and restructure our balance sheet.

Net interest income for the quarter ended March 31, 2011 was $3.0 million as compared to $2.8 million for the previous year’s quarter.  This difference of $202 thousand in lower net interest income represents a 7% decrease and primarily results from a decrease in total loans, impaired loans and loan modifications.  Net interest income after provision for loan losses decreased to $781 thousand for the quarter ended March 31, 2011, a decrease of $49 thousand, or 6%, from $830 thousand for the three months ended March 31, 2010.  This decrease is primarily attributable to an increase in impaired loans from March 31, 2010.

We also had other income of $57 thousand in the first quarter of 2010 primarily due to fees earned on a loan referral, as compared to $2 thousand in other income for the quarter ended March 31, 2011.  Our cost of funds (i.e., interest expense) decreased to $1.9 million, a decrease of $119 thousand or 6%, for the three months ended March 31, 2011, as compared to $2.1 million for the three months ended March 31, 2010.  This is due primarily to the paydown of the Wescorp line of credit and the Members United line of credit, as well as a decrease in our outstanding notes payable.

Our non-interest operating expenses for the three months ended March 31, 2011 increased to $980 thousand from $768 thousand for the same period ended March 31, 2010, an increase of 28%.  Office operation expenses increased due to $65 thousand of additional costs related to the implementation of our new enterprise resources planning system.  Office operations expenses also included $49 thousand in additional expenses related to the servicing of our loan portfolio and to the management of four loans in foreclosure.   Marketing costs also increased by $33 thousand as we have expanded our efforts to increase note sales.  In addition, legal and consulting related costs increased by $39 thousand due to additional legal and consulting services related to the refinancing of our bank borrowings.  While we have incurred additional expenses in connection with managing our loan portfolio, recording and appraisal costs, consulting and legal fees related to refinancing and restructuring of our balance sheet, we believe that these expenses are non-recurring in nature.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)

		2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$7,485	$20	1.10%	$11,111	$38	1.36%
Total loans [1]	190,215	2,795	5.96%	197,687	2,942	5.95%
Total interest-earning assets	197,700	2,815	5.78%	208,798	2,980	5.71%

Liabilities:
Public offering notes – Class A	45,902	467	4.13%	47,892	444	3.71%
Public offering notes – Alpha Class	5,338	76	5.73%	10,750	144	5.35%
Special offering notes	9,579	87	3.69%	7,892	89	4.51%
International notes	202	2	4.50%	406	4	4.28%
Subordinated notes	1,655	28	6.87%	2,716	46	6.78%
Borrowings from financial institutions	120,012	1,274	4.31%	125,600	1,326	4.22%

Total interest-bearing liabilities	$182,688	$1,934	4.29%	$195,256	2,053	4.21%

Net interest income		$881			$927
Net interest margin [2]			1.81%			1.78%

[1] Loans are net of deferred fees but gross of the allowance for loan losses
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets decreased to $197.7 million during the three months ended March 31, 2011, from $208.8 million during the same period in 2010, a decrease of $11.1 million or 6%. The average yield on these assets increased to 5.78% for the three months ended March 31, 2011 from 5.71% for the three months ended March 31, 2010. This average yield increase is related to the additional interest income we are receiving on the loans that we are now servicing. Average interest-bearing liabilities, consisting of notes payable, decreased to $182.7 million during the three months ended March 31, 2011, from $195.3 million during the same period in 2010. The average rate paid on these notes increased to 4.29% for the three months ended March 31, 2011, from 4.21% for the same period in 2010. The increase on the average interest rate paid on these liabilities was primarily related to the increase on interest rates paid on our borrowings from financial institutions.

Net interest income for the three months ended March 31, 2011, was $881 thousand, which was a decrease of $46 thousand, or 5% for the same period in 2010.  Net interest margin increased 3 basis points to 1.81% for the quarter ended March 31, 2011, compared to 1.78% for the quarter ended March 31, 2010.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months Ended March 31, 2011 vs. 2010
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(11)	$(6)	$(17)
Total loans	(110)	(37)	(147)
	(121)	(43)	(164)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(19)	43	24
Public offering notes – Alpha Class	(76)	8	(68)
Special offering notes	17	(19)	(2)
International notes	(2)	(0)	(2)
Subordinated notes	(18)	--	(18)
Other	(59)	7	(52)
	(157)	39	(118)
Change in net interest income	$36	$(82)	$(46)

Liquidity and Capital Resources

Three months Ended March 31, 2011 vs. Three months Ended December 31, 2010

The net increase in cash during the three months ended March 31, 2011 was $1.7 million, as compared to a net increase of $2.2 million for the three months ended March 31, 2010, a decrease of $514 thousand. Net cash used by operating activities totaled $208 thousand for the three months ended March 31, 2011, as compared to net cash provided by operating activities of $156 thousand for the same period in 2010. This decrease is attributable primarily to a decrease in net income over the same period in 2010.

Net cash provided by investing activities totaled $4.0 million during the three months ended March 31, 2011, as compared to $1.3 million used during the three months ended March 31, 2010, an increase in cash of $2.7 million. This increase is primarily related to the sale of $1.6 million of participations during the three months ended March 31, 2011, as well as the pay off of two loans during this period.

Net cash used by financing activities totaled $2.1 million for the three month period ended March 31, 2011, a decrease in cash of $2.8 million from $743 thousand provided by financing activities during the three months ended March 31, 2010. This difference is attributable to the paydown of our line of credit borrowings.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the three months ended March 31, 2011, our investors renewed their debt securities investments at an 81% rate.  During the three months ended March 31, 2010, 73% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.

At March 31, 2011, our cash, which includes cash reserves and cash available for investment in the mortgage loans, was $8.8 million, an increase of $1.7 million from $7.1 million at December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2011.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred in the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved and Removed

Item 5.  Other Information

None.

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

Date: May 16, 2011	By: /s/ Billy M. Dodson
Billy M. Dodson
President and Chief Executive Officer