Form 10-K/A
period 2010-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2011-08-02
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1 (Mark One)
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

EXPLANATORY NOTE

On March 31, 2011, Ministry Partners Investment Company, LLC filed its Annual Report on Form 10-K for its calendar year ended December 31, 2010 (the “2010 Form 10-K”). The Company hereby amends the 2010 Form 10-K to include within it the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). No other amendments or changes are or were made to the 2010 Form 10-K, which is set forth herein in its entirety. Although the Section 302 Certifications were sent to the Securities and Exchange Commission along with the 2010 Form 10-K on the date it was originally filed, the certification filed inadvertently failed to include certain certifications as required by Item 601(31)(i)4.b of Regulation S-K, adopted by the U.S. Securities and Exchange Commission.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Brea, State of California on August 2, 2011.

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: August 2, 2011	By: /s/ Billy M. Dodson
Billy M. Dodson,
President
(Principal Executive Officer)