Form 10-Q
period 2011-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2011-08-15
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of  “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

At June 30, 2011, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
 (Dollars in Thousands Except Unit Data)

	2011	2010
	(Unaudited)	(Audited)
Assets:
Cash	$6,658	$7,078
Loans receivable, net of allowance for loan losses of $3,153 and $3,997 as of June 30, 2011 and December 31, 2010, respectively	175,468	187,005
Accrued interest receivable	758	742
Property and equipment, net	344	400
Debt issuance costs	248	279
Other assets	345	114
Foreclosed assets	1,374	--
Total assets	$185,195	$195,618
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$113,315	$121,809
Notes payable	60,801	62,103
Accrued interest payable	297	355
Other liabilities	539	489
Total liabilities	174,952	184,756
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2011 and 117,600 units issued and outstanding at December 31, 2010 (liquidation preference of $100 per unit)	11,715	11,760
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2011 and December 31, 2010	1,509	1,509
Accumulated deficit	(2,981)	(2,327)
Accumulated other comprehensive loss	--	(80)
Total members' equity	10,243	10,862
Total liabilities and members' equity	$185,195	$195,618

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income:
Interest on loans	$2,806	$2,956	$5,601	$5,936
Interest on interest-bearing accounts	27	32	47	70
Total interest income	2,833	2,988	5,648	6,006
Interest expense:
Borrowings from financial institutions	1,177	1,334	2,451	2,660
Notes payable	661	724	1,321	1,451
Total interest expense	1,838	2,058	3,772	4,111
Net interest income	995	930	1,876	1,895
Provision for loan losses	383	843	483	978
Net interest income after provision for loan losses	612	87	1,393	917
Non-interest income	136	1	138	58
Non-interest expenses:
Salaries and benefits	370	317	737	726
Marketing and promotion	26	16	61	18
Office operations	390	297	750	473
Legal and accounting	207	150	425	331
Total non-interest expenses	993	780	1,973	1,548
Income (loss) before provision for income taxes	(245)	(692)	(442)	(573)
Provision for income taxes	4	(2)	8	--
Net income (loss)	$(249)	$(690)	$(450)	$(573)

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in Thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450)	$(573)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	60	25
Amortization of deferred loan fees	(120)	(39)
Amortization of debt issuance costs	97	110
Provision for loan losses	483	978
Accretion of allowance for loan losses on restructured loans	(48)	(42)
Accretion of loan discount	(9)	(23)
Changes in:
Accrued interest receivable	(16)	82
Other assets	(196)	(109)
Other liabilities and accrued interest payable	(4)	(387)
Net cash provided (used) by operating activities	(203)	22
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	--	(303)
Loan originations	(4,305)	(1,185)
Loan sales	5,390	--
Loan principal collections, net	8,766	4,319
Purchase of property and equipment	(4)	(52)
Net cash provided by investing activities	9,847	2,779
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(8,494)	(1,100)
Net changes in notes payable	(1,302)	(2,217)
Debt issuance costs	(66)	(57)
Purchase of preferred units	(45)	--
Dividends paid on preferred units	(157)	(170)
Net cash used by financing activities	(10,064)	(3,544)
Net decrease in cash	$(420)	$(743)
Cash at beginning of period	7,078	9,980
Cash at end of period	$6,658	$9,237
Supplemental disclosures of cash flow information
Interest paid	$3,831	$3,780
Change in value of market cap	$--	$(53)
Transfer of loan to foreclosed assets	$1,374	$--

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2010 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company on December 31, 2008.  The Company is owned by a group of 12 federal and state chartered credit unions, none of which owns a majority of the voting equity units of the Company.  One of the credit unions owns only preferred units while the others own both common and preferred units.  The Company’s offices are located in Brea, California.  The Company invests in mortgage loans that benefit evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  Most of the Company’s loans are purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. The Company also originates church and ministry loans independently. Although the Company’s operations currently are conducted from its offices located in Brea, California, its mortgage loan investments cover approximately 33 states, with the largest number of loans made to California borrowers.

In 2007, the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by the Company for later securitization.  MPF’s loan purchasing activity continued through early 2009, after which its operations ceased and its assets, including loans, were transferred to the Company.  The Company closed down active operations of MPF effective as of December 31, 2009 but intends to maintain MPF’s existence as a Delaware limited liability company for possible future use as a financing vehicle to effect securitized debt transactions.  MPF did not securitize any of its loans and has no liabilities.

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

On April 26, 2010, we formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  On July 6, 2010, MP Securities became a registered broker dealer firm under Section 15 of the Securities Exchange Act of 1934.  Effective as of February 14, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. Once we complete the necessary action steps to commence operations, MP Securities will act as a selling agent for our debt securities and provide securities brokerage services to other credit unions and credit union service organizations and the customers and institutions they serve.

Conversion to LLC

Effective as of December 31, 2008, the Company converted its form of organization from a corporation organized under California law to a limited liability company organized under the laws of the State of California.  With the filing of Articles of Organization-Conversion with the California Secretary of State, the separate existence of Ministry Partners Investment Corporation ceased and the entity continued by operation of law under the name Ministry Partners Investment Company, LLC.

Since the conversion became effective, the Company has been managed by a group of managers that provides oversight of the Company’s affairs similar to the role and function that the Company’s Board of Directors performed under its Bylaws.  Operating like a Board of Directors, the managers have full, exclusive and complete discretion, power and authority to oversee the management of Company affairs.  Instead of Articles of Incorporation and Bylaws, management structure and governance procedures are now set forth in an Operating Agreement that has been entered into by and between the Company’s managers and members.

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

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs, and loan discounts. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees and costs are deferred and recognized as an adjustment to the related loan yield using the interest method or the straight-line method.  Accrued and unpaid interest associated with a restructured loan is added to the loan balance and accounted for as a discount offsetting the loan balance.  Loan discounts are accreted to interest income over the restructured term of the loans using the interest method or the straight-line method, which approximates the interest method.

The accrual of interest is discontinued at the time the loan is 90 days past due.  Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the Company’s Consolidated Statements of Operations as a provision for loan losses item.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  In establishing our allowance for loan losses, we consider significant factors that affect the collectability of the portfolio. While historical loss experience provides a reasonable starting point for the analysis, such experience by itself does not form a sufficient basis to determine the appropriate level of the allowance for loan losses. We also consider qualitative (or environmental) factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, including:

-	Changes in lending policies and procedures, including changes in underwriting standards and collection;

-	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio;

-	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;

-	Changes in the value of underlying collateral for collateral-dependent loans; and

-	The effect of credit concentrations.

These factors are adjusted on an on-going basis and have been increased  in recent  years  in light of the economic recession and credit crisis. The specific component of our allowance for loan losses relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  When we modify the terms of a loan for a borrower that is experiencing financial difficulties, a troubled debt restructuring is deemed to have occurred and the loan is classified as impaired.  Loans or portions thereof are charged off when they are determined by management to be uncollectible.  Uncollectability is evaluated periodically on all loans classified as “Loans of lesser Quality.”  Among other variables, management will consider factors such as the financial condition of the borrower, and the value of the underlying collateral in assessing uncollectability.

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

Our loan portfolio consists of the following classes:

Wholly-Owned First Collateral Position. This portfolio class consists of the wholly-owned loans for which the Company possesses a senior lien on the collateral underlying the loan.

Wholly-Owned Junior Collateral Position. This portfolio class consists of the wholly-owned loans for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  This segment also contains any loans that are not secured by any collateral.  These loans present more credit risk than loans for which the Company possesses a senior lien due to the increased risk of loss should the loan enter foreclosure.

Participations First Collateral Position. This portfolio class consists of the participated loans for which the Company possesses a senior lien on the collateral underlying the loan. Loan participations present  more credit risk than wholly-owned loans because the Company does not maintain full control over the disposition and direction of actions regarding the management and collection of the loans.  The lead lender directs most servicing and collection activities, and major actions must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with those of the Company.

Participations Junior Collateral Position.  This portfolio class consists of the participated loans for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  Loan participations in the junior collateral position loans have more credit risk than wholly-owned loans and participated loans where the Company possesses a senior lien on the collateral.  The increased risk is the result of the factors presented above relating to both junior lien positions and participations.

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

Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost.  After foreclosure, valuations are periodically performed by management, and foreclosed assets held for sale are carried at the lower of cost of fair value, less estimated costs of disposal.  Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses.  Property is evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the varying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenue and expense from the operations of foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Income Taxes

Effective December 31, 2008, the Company converted from a C corporation to a California limited liability company (LLC). As a result, the stockholders of the Company became members of the LLC on the conversion date. The LLC is treated as a partnership for income tax purposes; therefore, the Company is no longer a tax-paying entity for federal or state income tax purposes, and thus no federal or state income tax is recorded in its financial statements after the date of conversion. Income and expenses of the Company are passed through to the members of the LLC for tax reporting purposes. The Company is subject to a California gross receipts fee of approximately $12,000 per year.  Each of the Company’s subsidiaries is organized as an LLC except for MP Realty, which is organized and operated as a California corporation.  MP Realty incurred a tax loss for the year ended December 31, 2010 and recorded no provision for income taxes.

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

Recent Accounting Pronouncements

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Management has not determined the impact, if any, upon the adoption of the standard.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in members’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption of this amendment will change the presentation of the components of comprehensive income as part of the consolidated statement of member’s equity. This amendment is effective for fiscal and interim periods beginning after December 15, 2011.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $6.4 million and $5.6 million at June 30, 2011 and December 31, 2010, respectively. Interest earned on funds held with ECCU totaled $46.1 thousand and $65.4 thousand for the six months ended June 30, 2011 and 2010, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $56.4 thousand and $97.1 thousand for the six months ended June 30, 2011 and 2010, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU, we purchased $302.7 thousand of loans from ECCU during the six months ended June 30, 2010.  With regards to loans purchased from ECCU, we recognized $4.0 million and $5.1 million of interest income on loans purchased from ECCU during the six months ended June 30, 2011 and 2010, respectively.  ECCU currently acts as the servicer for 112 of our 135 loans.  Per our loan servicing agreement with ECCU, a servicing fee of 50 to 65 basis points is deducted from the interest payments we receive on the wholly-owned loans that ECCU services for us.  We are not charged a servicing fee on the loan participations we purchase from ECCU.  The majority of the loan participations purchased from ECCU have pass-through rates which are 50 to 75 basis points lower than the loan contractual rate. On a limited number of  loan participation interests we purchased from ECCU, representing $27.5 million of loans at June 30, 2011, the pass-through rate is lower than the contractual rate by as much as 238 basis points.  We negotiate with ECCU on a loan by loan basis the pass-through interest rate.  At June 30, 2011, our investment in wholly owned loans serviced by ECCU totaled $90.7 million, while our investment in loan participations serviced by ECCU totaled $54.2 million.  From time to time, we pay fees for additional services ECCU provides for servicing our loans.  These fees amounted to $7.4 thousand during the six months ended June 30, 2010.  We did not pay any of these additional fees to ECCU during the six months ended June 30, 2011.  There are no loans held by MPF as of June 30, 2011 and December 31, 2010.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee formerly served as President, Midwest Region, of Members United Corporate Federal Credit Union (“Members United”), which was one of our credit facility lenders.  For more detailed information regarding our borrowings from Members United, please see Note 4 below.  In addition, Mark G. Holbrook, the Chairman of our Board of Managers, is a full time employee of ECCU.

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans made by ECCU, and also purchase entire church mortgage loans from ECCU.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position, and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2021. Loans yielded a weighted average of 6.40% as of June 30, 2011, compared to a weighted average yield of 6.35% as of June 30, 2010.

Allowance for Loan Losses

An allowance for loan losses of $3.2 million as of June 30, 2011 and $4.0 million as of December 31, 2010 has been established for loans receivable. We recorded a partial charge-off on one of our mortgage loan investments in June, 2011. Management believes that the allowance for loan losses as of June 30, 2011 and December 31, 2010 is appropriate. Changes in the allowance for loan losses are as follows for the three and six months ended June 30, 2011 and the year ended December 31:

	3 Months Ended	Six Months Ended	Year Ended
	June 30, 2011	June 30, 2011	December 31, 2010

Balance, beginning of period	$4,079	$3,997	$1,701
Provisions for loan loss	383	483	2,377
Chargeoffs	(1,279)	(1,279)	--
Recoveries	--	--	--
Accretion of allowance related to
restructured loans	$(30)	(48)	(81)

Balance, end of period	$3,153	$3,153	$3,997

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

	June 30	December 31	June 30
	2011	2010	2010

Impaired loans with an allowance for loan loss	$19,925	$22,563	$20,519
Impaired loans without an allowance for loan loss	4,398	4,444	7,765
Total impaired loans	$24,323	$27,007	$28,284

Allowance for loan losses related to impaired loans	$2,186	$3,274	$2,050

Total non-accrual loans	$24,323	$27,007	$22,480

Total loans past due 90 days or more and still accruing	--	--	--

We had fifteen nonaccrual loans as of June 30, 2011, up from fourteen nonaccrual loans at December 31, 2010.  During the three month period ended June 30, 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, the Company had never foreclosed on or taken a charge-off on a mortgage loan investment it had acquired.  Additionally, we have three loans totaling $6.6 million that are the subject of foreclosure proceedings. We have established a reserve totaling $919 thousand for these three loans.

Our portfolio consists of one segment – church loans.  Loans by portfolio segment, and the related allowance for loan loss for each segment, are presented below as of June 30, 2011 and December 31, 2010.  Loans and the allowance for loan losses are further segregated by impairment methodology.

Loans and Allowance for Loan Losses (by segment)
As of

	June 30, 2011	December 31, 2010

Loans:

Balance	$179,568	$191,777

Individually evaluated
for impairment	$24,323	$27,007

Collectively
evaluated for impairment	$155,245	$167,770

Allowance for loan losses:

Balance	$3,153	$3,997

Individually evaluated
for impairment	$2,186	$3,274

Collectively
evaluated for impairment	$967	$723

The following table is a summary of the loan portfolio credit quality indicators by loan class at June 30, 2011, which is the date on which the information was updated for each credit quality indicator:

Credit Quality Indicators (by class)
As of June 30, 2011

	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$95,705	$11,978	$41,634	$-	$149,317
Watch	4,865	3,180	4,922	1,006	13,973
Substandard	8,345	1,387	-	-	9,732
Doubtful	-	-	6,546	-	6,546
Loss	-	-	-	-	-
Total	$108,915	$16,545	$53,102	$1,006	$179,568

The following table is a summary of the loan portfolio credit quality indicators by loan class at June 30, 2011, which is the date on which the information was updated for each credit quality indicator.  The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at June 30, 2011:

Age Analysis of Past Due Loans (by class)
As of June 30, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly-Owned First	$6,038	$-	$4,235	$10,273	$98,642	$108,915	$-
Wholly-Owned Junior	3,887	-	722	4,609	11,936	16,545	-
Participation First	-	-	6,546	6,546	46,556	53,102	-
Participation Junior	-	-	-	-	1,006	1,006	-
Total	$9,925	$-	$11,503	$21,428	$158,140	$179,568	$-

The following tables present the recorded investment in impaired loans by loan class at June 30, 2011 and December 31, 2010:

Impaired Loans (by class)
June 30, 2011

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,684	$1,690	$-
Wholly-Owned Junior	-	-	-
Participation First	2,708	2,744	-
Participation Junior	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,824	11,638	903
Wholly-Owned Junior	4,520	4,571	363
Participation First	3,838	3,917	919
Participation Junior	-	-	-

Total:
Church loans	$23,574	$24,560	$2,185

Impaired Loans (by class)
December 31, 2010

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,694	$1,701	$-
Wholly-Owned Junior	-	-	-
Participation First	2,744	2,744	-
Participation Junior	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,957	11,502	925
Wholly-Owned Junior	4,534	4,569	383
Participation First	6,492	6,491	1,966
Participation Junior	-	-	-

Total:
Church loans	$26,421	$27,007	$3,274

The following tables present the average recorded investment in impaired loans and the related interest income for the three and six months ended June 30, 2011, as well as the year ended December 31, 2010:

Impaired Loans (by class)
For the Six Months Ended June 30, 2011

	Average	Interest
	Recorded	Income
	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,687	$51
Wholly-Owned Junior	-	-
Participation First	2,744	-
Participation Junior	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,942	140
Wholly-Owned Junior	4,527	100
Participation First	3,917	-
Participation Junior	-	-

Total:
Church loans	$23,817	$291

Impaired Loans (by class)
For the Three Months Ended June 30, 2011

	Average	Interest
	Recorded	Income
	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,690	$26
Wholly-Owned Junior	-	-
Participation First	2,744	-
Participation Junior	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,941	59
Wholly-Owned Junior	4,529	44
Participation First	3,917	-
Participation Junior	-	-

Total:
Church loans	$23,821	$129

Impaired Loans (by class)
For the Year Ended December 31, 2010

	Average	Interest
	Recorded	Income
	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,694	$137
Wholly-Owned Junior	-	-
Participation First	2,744	-
Participation Junior	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,947	532
Wholly-Owned Junior	4,465	267
Participation First	6,496	37
Participation Junior	-	-

Total:
Church loans	$26,346	$973

A summary of nonaccrual loans by loan class at June 30, 2011 is as follows:

Loans on Nonaccrual Status (by class)
As of June 30, 2011

Church loans:
Wholly-Owned First	$13,209
Wholly-Owned Junior	4,567
Participation First	6,547
Participation Junior	-

Total	$24,323

No additional funds were committed to be advanced in connection with impaired loans as of June 30, 2011.

4. Foreclosed Assets

Foreclosed assets consist of one property acquired in satisfaction of a secured loan.  The property had a carrying value of $1,372 at June 30, 2011, and no valuation allowance.  No expenses or charge-offs were recorded against the foreclosed property.

5.  Line of Credit and Other Borrowings

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

On August 27, 2008, the Company borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bears interest payable monthly at a floating rate based on the one month LIBOR plus 100 basis points.  Since the credit facility expired on September 1, 2008, no new borrowings may be made under this loan facility.  As of June 30, 2011, there was a $2.0 million outstanding balance on the Members United term loan.

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

The advances we received on the $100 Million CUSO Line accrue interest at either the offered rate by Members United for a fixed term draw or the rate quoted by Bloomberg for the Federal Funds open rate plus 125 basis points for a variable rate draw.  Once the $100 Million CUSO Line is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  The Company is obligated to make interest payments on the outstanding principal balance of all demand loans and term loan advances at the applicable demand loan rate or term loan rate on the third Friday of each month.

As of June 30, 2011 and December 31, 2010, the balance on the $100 Million CUSO Line was $87.3 million, and the weighted average interest rate on the Company’s borrowings under this facility was 3.94% and 4.32%, respectively.  Pursuant to the terms of the Company’s promissory note with Members United, once the loan is fully drawn, the total outstanding balance will be termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate will be specified by Members United and will be repriced to a market fixed or variable rate to be determined at the time the loan is restructured.

In September 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and the Company entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On March 31, 2011, the interest rates on three tranches of these term loans in the amounts of $3.0 million, $5.4 million, and $67.0 million were adjusted to the six month LIBOR rate plus 350 basis points.  The interest rates on these tranches will be re-adjusted on September 30, 2011.  On May 20, 2011, the interest rate on the remaining $11.9 million tranche was also adjusted to the six month LIBOR rate plus 350 basis points.  The interest rate on this tranche will be re-adjusted in November 2011.

Both credit facilities are recourse obligations secured by designated mortgage loans. The Company must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of June 30, 2011 and December 31, 2010, approximately $99.7 million and $106.6 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. The Company has the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.

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

WesCorp Facility

On November 30, 2009, the Company entered into a Loan and Security agreement with WesCorp.  WesCorp is a federally chartered credit union located in San Dimas, California.  The agreement provides for a secured $28 million term loan, referred to as the “WesCorp Facility.”  $24.6 million of the proceeds were used to payoff the remaining principal and interest on our Bank of Montreal credit facility.  The remainder of the proceeds were advanced in cash and will be used to make monthly payments on the WesCorp Facility, as well as for other cash needs of the Company as they arise.

The WesCorp Facility carries a fixed interest rate of 3.95% per year.  Interest on the outstanding balance of the loan is payable on the last day of each month, along with a fixed principal payment of $116.7 thousand.  The balance of the principal is due in full when the WesCorp Facility matures on March 30, 2012.  The Company has the option to prepay any or all of the principal balance at any point prior to the maturity date subject to a prepayment penalty.  The loan is secured by eligible loans totaling $54.0 million at June 30, 2011.  As of June 30, 2011 there was $24.0 million outstanding on the WesCorp Facility.

The agreement contains a number of standard borrower covenants, including affirmative covenants that require the Company to refrain from making certain guarantees or endorsements, refrain from making material changes to other credit facilities, and maintain a debt to tangible net worth ratio of less than 15 to one.  The agreement also contains negative covenants requiring the Company to obtain consent for certain transactions related to pledged loans.  The Company was in compliance with these covenants as of June 30, 2011.

On March 20, 2009, NCUA assumed control of WesCorp under a conservatorship proceeding initiated by NCUA under regulations adopted under the Federal Credit Union Act.  Effective as of October 1, 2010, WesCorp was placed into liquidation by the NCUA.  Pursuant to a letter dated October 25, 2010, the Company was advised that the WesCorp facility had been transferred to the AMAC.  The transfer of the WesCorp Facility will not affect or change any of the terms and conditions of the loan agreement the Company entered into with WesCorp.

6.  Notes Payable

We have the following unsecured notes payable at June 30, 2011 (dollars in thousands):
	Amount	Weighted Average Interest Rate

Class A Offering	$45,927	4.03%
Special Offering	9,321	4.39%
Special Subordinated Note	241	6.96%
International Offering	154	4.99%
National Alpha Offering (Note 6)	5,158	5.77%
Total	$60,801	4.24%

Future maturities during the twelve month periods ending June 30 are as follows (dollars in thousands):

2012	$ 24,299
2013	10,082
2014	6,571
2015	9,888
2016	6,129
Thereafter	3,832
$ 60,801

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Alpha Class Loan and Trust Agreement (the “Alpha Class Trust Indenture”), of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, defined in the Alpha Class Trust Indenture as indebtedness incurred outside of the issuance of Alpha Class Notes or Class A Notes, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of June 30, 2011 and December 31, 2010.  Effective April 18, 2008, we discontinued the sale of our Alpha Class Notes.  On October 7, 2008, U.S. Bank National Association succeeded King Trust Company, N.A., as trustee of the Alpha Class Notes under the terms of a trust indenture agreement.

Historically, most of our unsecured notes have been renewed by investors upon maturity.  Because we have discontinued our sale of Alpha Class Notes effective as of April 18, 2008, all holders of such notes that mature in the future may reinvest such sums by purchasing our Class A Notes that have been registered with the Securities and Exchange Commission (see Note 7 below).  For matured notes that are not renewed, we fund the redemption through proceeds we receive from the repayment of the mortgage loans that we hold.

7.  National Offering

In July 2001, we registered with the U.S. Securities and Exchange Commission (the “SEC”) $25.0 million of Alpha Class Notes issued pursuant to an Alpha Class Trust Indenture which authorized the issuance of up to $50.0 million of such notes.  In April 2003, we registered with the SEC an additional $25.0 million of Alpha Class Notes.  In April 2005, we registered with the SEC $50.0 million of new Alpha Class Notes issued pursuant to the Alpha Class Trust  Indenture which authorized the issuance of up to $200.0 million of such notes.  In May 2007, we registered with the SEC an additional $75.0 million of the new Alpha Class Notes. At June 30, 2011 and December 31, 2010, $5.2 million and $5.6 million of these Alpha Class notes were outstanding, respectively.

In April 2008, we registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and was offered through April 30, 2010.  On June 3, 2010, we registered an additional $100.0 million of Class A Notes.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates we pay on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates we pay on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.  The notes were issued under a  Supplemental Agreement with Consent of Holders to Loan and Trust Agreement (the “US Bank Indenture”) between us and U.S. Bank National Association (“US Bank”).  The Class A Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The US Bank Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at June 30, 2011.  At June 30, 2011, $45.9 million of these Class A Notes were outstanding.

8.  Preferred and Common Units Under LLC Structure

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

On June 3, 2011, we repurchased 500 units of preferred ownership from one of our members for $45 thousand, which had no significant effect on members’ equity.

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

9.  Interest Rate Swaps and Caps

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

At June 30, 2011, we had no outstanding interest rate cap agreements.  These agreemens matured in June 2011, thus we had no unrealized loss or other comprehensive income (loss) related to interest rate cap agreements.  The other comprehensive loss as of December 31, 2010 was reclassified into interest expense during the six months ended June 30, 2011 as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  A portion of the other comprehensive loss was reclassified against retained earnings.

We reclassified $31.5 thousand into interest expense and $48.7 thousand against retained earnings during the six months ended June 30, 2011.

Risk management results for the three and six month period ended June 30, 2011 related to the balance sheet hedging of our long-term debt indicate that the hedges were highly effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

10.  Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss.  The components of other comprehensive income (loss) are shown below for the six months ended June 30 and the year ended December 31.  No tax effect is recognized since the Company is not a tax-paying entity.

	2011	2010
	($ in thousands)
Change in fair value of derivatives used for cash flow hedges
Interest rate caps	$--	$(73)
Reclassification of comprehensive income related to interest rate caps	(80)	65

Net amount	$(80)	$(8)

11.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Insperity 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the amount and percentage of which is annually determined by the managers. Matching contributions for the six months ended June 30, 2011 and June 30, 2010 were $20.3 thousand and $16.6 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. We did not make any contributions for the plan year ended December 31, 2010.  No profit sharing contribution has been made or approved for the six months ended June 30, 2011.

12.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $911.6 thousand at June 30, 2011 and $142.8 thousand at December 31, 2010.

13.  Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash	6,658	6,658	$7,078	$7,078
Loans receivable	175,468	177,894	187,005	189,072
Accrued interest receivable	758	758	742	742
Financial liabilities:
Notes payable	60,801	62,424	62,103	63,580
Bank borrowings	113,315	113,163	121,809	121,054
Accrued interest payable	297	297	355	355
Dividends payable	77	77	80	80

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2011 and December 31, 2010.

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
Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2011 and December 31, 2010.

Fair Value Measurements Using Fair Value Hierarchy

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets at June 30, 2011:
Impaired loans (net of allowance and discount)	$-	$11,462	$9,926	$21,388
Foreclosed assets	-	1,374	-	1,374
	$-	$12,836	$9,926	$22,762

Assets at December 31, 2010:
Impaired loans (net of allowance and discount)	$-	$10,569	$12,577	$23,146
Foreclosed assets	-	-	-	-
	$-	$10,569	$12,577	$23,146

Collateral-dependent impaired loans and real estate owned property are carried at the fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral. The fair value of collateral is determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Otherwise, collateral-dependent impaired loans are categorized under Level 2.

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

The following is a reconciliation of the assets in which significant unobservable inputs (Level 3) were used in determining fair value:

Impaired loans
(net of allowance and discount)

Balance, December 31, 2010	$12,577
Re-classifications of loans
from Level 3 into Level 2	(2,615)
Allowance and discount, net of
discount amortization	(7)
Additions	--
Deletions	(74)
Loan advances	45
Balance, June 30, 2011	$9,926

Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost.  After foreclosure, valuations are periodically performed, and foreclosed assets held for sale are carried at the lower or cost of fair value, less estimated costs of disposal.  All foreclosed assets are real estate owned assets.  The fair values of real estate owned assets are initially determined based on appraisals.  In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of the comparables included in the appraisal, and known changes in the market or in the collateral.  Subsequent valuations of the real estate owned assets are based on management estimates or updated appraisals.  Foreclosed assets are categorized under Level 3 when significant adjustments are made by management to appraised values based on unobservable inputs.  Otherwise, foreclosed assets are categorized under Level 2 if their values are based solely on appraisals.

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

The following discussion and analysis compares the results of operations for the three- and six-month periods ended June 30, 2011 and June 30, 2010 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

During the three months ended June 30, 2011, we had a net loss of $249 thousand as compared to a net loss of $690 thousand for the three months ended June 30, 2010. Although we experienced better results than the second quarter of 2010, this is almost entirely related to the large provision for loan losses that was taken in June of the prior year.  Our net loss for the three month period ended June 30, 2011 was related to several factors.  We have had $16.7 million in gross loans receivable pay off since June 2010, and primarily used those proceeds to pay down the Members United facility and maturing notes payable of our debt security holders.  If these funds had instead been invested in income earning investments, the Company could have generated additional interest income.  Since the quarter ended June 30, 2010, we have increased our staff by hiring two new employees, we have increased our marketing efforts related to the sale of our debt securities, and we have increased office operations expenses due to investments made in a new core data processing system, accounting system, customer relationship management system and launch of our broker dealer subsidiary.  In addition, during the three months ended June 30, 2011, we have incurred a number of legal and consulting expenses related to the refinancing of our line of credit facilties.  We expect that the increase in legal, accounting  and office related expenses to be non-recurring in nature as they relate to the implementation of our core strategic objectives in generating increased non-interest related income.

Net interest income for the quarter ended June 30, 2011 was $995 thousand, as compared to $930 thousand for the previous year’s quarter.  This difference of $65 thousand in higher net interest income represents a 7% increase and primarily results from increased collection efforts on our impaired loans as well as a decrease in the interest rates paid on our Members United facility.  Net interest income after provision for loan losses increased to $612 thousand for the quarter ended June 30, 2011, an increase of $525 thousand from $87 thousand for the three months ended June 30, 2010.  This increase is primarily attributable to the decrease in provision for loan losses by $460 thousand and an increase in net interest income of $65 thousand as compared to June 30, 2010.

We also had other income of $136 thousand in the second quarter of 2011 primarily due to the recognition of a servicing asset related to several participations sold during this period, as compared to $1 thousand in other income for the quarter ended June 30, 2010.  We intend to continue our efforts to originate new loans and sell participation interests in those loans during the remainder of 2011.  Our cost of funds (i.e., interest expense) decreased to $1.8 million, a decrease of $220 thousand or 11%, for the three months ended June 30, 2011, as compared to $2.1 million for the three months ended June 30, 2010.  This is due primarily to the paydown of the WesCorp Facility and the Members United credit facilities, as well as a decrease in our outstanding notes payable.

Our non-interest operating expenses for the three months ended June 30, 2011 increased to $993 thousand from $780 thousand for the same period ended June 30, 2010, an increase of 27%.  Office operation expenses increased due to additional costs related to the implementation of our new core processing system.  Office operations expenses also included $82 thousand in additional expenses related to the servicing of our loan portfolio and to the management of one foreclosed asset and three other loans in foreclosure.   Marketing costs also increased by $10 thousand as we have expanded our efforts to increase note sales.  In addition, legal and consulting related costs increased by $57 thousand due to additional legal and consulting services related to the refinancing of our borrowings from financial institutions.  While we have incurred additional expenses in connection with managing our loan portfolio, recording and appraisal costs, consulting and legal fees related to refinancing our borrowings, we believe that these expenses are non-recurring in nature.

Six months ended June 30, 2011 vs. Six months ended June 30, 2010

During the six months ended June 30, 2011, we had a net loss of $450 thousand as compared to a net loss of $573 thousand for the six months ended June 30, 2010. The decrease from prior year is attributable to the decrease in provision for loan losses, which decreased by $495 thousand from $978 thousand for the six months ended June 30, 2010 to $483 thousand for the six months ended June 30, 2011.

Interest expense decreased to $3.8 million, a decrease of $339 thousand or 8%, for the six months ended June 30, 2011, as compared to $4.1 million for the six months ended June 30, 2010.  This is due primarily to the paydowns on our WesCorp Facility and Members United credit facilities during 2010 and 2011.  Net interest income decreased by $19 thousand during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  This has stayed relatively stable, as interest income and interest expense have decreased by similar amounts.

Net interest income after provision for loan losses increased to $1.4 million, an increase of $476 thousand, or 52%, from $917 thousand for the six months ended June 30, 2010.  This is related to the decrease in our provision for loan losses.   In June 2010, we received several new appraisals on our impaired loans, which caused us to record additional provisions.  The decrease in provision is offset by the $43 thousand increase in marketing expenses, the $277 thousand increase in office operations expenses and the $94 thousand increase in legal and accounting expenses, which are discussed below.

Our non-interest operating expenses for the six months ended June 30, 2011 increased to $2.0 million from $1.5 million for the same period ended June 30, 2010, an increase of 27%.  Marketing and promotion expenses increased by $43 thousand as our marketing staff attended several conferences related to the promotion of our debt securities.  The most significant increases in office operations expenses were attributable to an increase of $125 thousand related to the depreciation and maintenance of our new core data processing system and accounting system, as well as by $100 thousand related to the management of our loan portfolio, particularly our loans in foreclosure.  Legal expenses also increased during 2011 as we have incurred increased legal and consulting expenses related to the opening of MP Securities and the refinancing of our debt.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)

	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$8,828	$27	1.21%	$9,670	$32	1.31%
Total loans [1]	184,750	2,806	6.09%	196,775	2,956	6.01%
Total interest-earning assets	193,578	2,833	5.87%	206,445	2,988	5.79%

Liabilities:
Public offering notes – Class A	46,763	477	4.09%	47,724	468	3.92%
Public offering notes – Alpha Class	5,142	74	5.77%	8,968	122	5.46%
Special offering notes	9,839	104	4.22%	7,910	82	4.12%
International notes	166	2	4.18%	371	4	4.20%
Subordinated notes	239	4	6.96%	2,754	48	6.97%
Borrowings from financial institutions	116,617	1,177	4.05%	124,948	1,334	4.27%

Total interest-bearing liabilities	$178,766	$1,838	4.12%	$192,675	2,058	4.24%

Net interest income		$995			$930
Net interest margin [2]			2.06%			1.81%

[1] Loans are net of deferred fees but gross of the allowance for loan losses
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets decreased to $193.6 million during the three months ended June 30, 2011, from $206.4 million during the same period in 2010, a decrease of $12.8 million or 6%. The average yield on these assets increased to 5.87% for the three months ended June 30, 2011 from 5.79% for the three months ended June 30, 2010. This average yield increase is related to the additional interest income we are receiving on the loans that we are now servicing as well as additional income related to successful collection efforts on non-accrual loans. We also earned a large portion of our deferred loan fee on a loan sale conducted during the three months ended June 30, 2011.  Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $178.8 million during the three months ended June 30, 2011, from $192.7 million during the same period in 2010. The average rate paid on these notes and borrowings decreased to 4.12% for the three months ended June 30, 2011, from 4.24% for the same period in 2010. The decrease on the average interest rate paid on these liabilities was primarily related to decrease of the interest paid on our Members United facility, which repriced to 3.96% from 4.39% in April, 2011.

Net interest income for the three months ended June 30, 2011, was $995 thousand, which is an increase of $65 thousand, or 7% for the same period in 2010.  Net interest margin increased 25 basis points to 2.06% for the quarter ended June 30, 2011, compared to 1.81% for the quarter ended June 30, 2010.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

	Average Balances and Rates/Yields
	For the six months ended June 30,
	(Dollars in Thousands)

	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$8,160	$47	1.15%	$10,387	$70	1.34%
Total loans [1]	187,468	5,601	5.98%	197,229	5,936	6.02%
Total interest-earning assets	195,628	5,648	5.77%	207,616	6,006	5.79%

Liabilities:
Public offering notes – Class A	46,334	945	4.08%	47,808	911	3.81%
Public offering notes – Alpha Class	5,240	149	5.70%	9,854	266	5.40%
Special offering notes	9,729	191	3.92%	7,901	170	4.31%
International notes	184	4	4.32%	389	9	4.63%
Subordinated notes	943	32	6.82%	2,735	95	6.93%
Borrowings from financial institutions	118,305	2,451	4.14%	125,255	2,660	4.25%

Total interest-bearing liabilities	$180,735	3,772	4.17%	$193,942	4,111	4.24%

Net interest income		$1,876			$1,895
Net interest margin [2]			1.92%			1.83%

[1] Loans are net of deferred fees and loan discounts
[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets decreased to $195.6 million during the six months ended June 30, 2011, from $207.6 million during the same period in 2010, a decrease of $12.0 million or 6%. The average yield on these assets decreased to 5.77% for the six months ended June 30, 2011 from 5.79% for the six months ended June 30, 2010. This average yield decrease was related to the decrease in interest rates on interest-earning accounts with other financial institutions. Yield on loans remained fairly stable.  Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $180.7 million during the six months ended June 30, 2011, from $193.9 million during the same period in 2010. The average rate paid on these notes decreased to 4.17% for the six months ended June 30, 2011, from 4.24% for the same period in 2010. The average rate paid decreased due to the repricing of several of the tranches on our Members United facility in the second quarter of 2011.  This offset an increase in the average rate paid on our Class A notes and our Alpha class notes.  The rates on our Class A notes increased as the rates on which these notes are indexed have increased from the prior year.  The rates on Alpha class notes have increased as these notes are no longer being offered, and the only notes remaining had longer maturity dates and therefore larger interest rates.  The average rate paid on our international, special, and subordinated notes all decreased, as notes with higher than average rates have matured and been replaced with lower yield notes.

Net interest income for the six months ended June 30, 2011, was $3.8 million, which was a decrease of $339 thousand, or 8% for the same period in 2010.  Net interest margin increased 9 basis points to 1.92% for the six months ended June 30, 2011, compared to 1.83% for the six months ended June 30, 2010. The increase in net interest margin was significantly related to the decrease in interest paid on our borrowings from financial institutions.

Rate/Volume Analysis of Net Interest Income

	Three months Ended June 30, 2011 vs. 2010
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(3)	$(2)	$(5)
Total loans	(182)	32	(150)
	(185)	30	(155)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(9)	19	10
Public offering notes – Alpha Class	(55)	6	(49)
Special offering notes	20	2	22
International notes	(2)	--	(2)
Subordinated notes	(44)	--	(44)
Other	(86)	(71)	(157)
	(176)	(44)	(220)
Change in net interest income	$(9)	$74	$65

Rate/Volume Analysis of Net Interest Income

	Six months ended June 30, 2011 vs. 2010
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(14)	$(9)	$(23)
Total loans	(292)	(43)	(335)
	(306)	(52)	(358)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(29)	62	33
Public offering notes – Alpha Class	(131)	14	(117)
Special offering notes	37	(16)	21
International notes	(4)	--	(4)
Subordinated notes	(62)	(1)	(63)
Other	(145)	(64)	(209)
	(334)	(5)	(338)
Change in net interest income	$28	$(47)	$(19)

Financial Condition

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General.  Total assets decreased by $10.4 million, or 5.3%, between December 31, 2010 and June 30, 2011.  This decrease was due to the payoff of several loans.  Our loans receivable, net of allowance for loan losses, decreased by $11.5 million, or 6.2%, over this period.  The proceeds of these loan payoffs were used to pay down our borrowings from financial institutions and redeem certain debt securities that matured during this period.

During the six month period ended June 30, 2011, gross loans receivable decreased by $12.2 millon, or 6.4%, to $179.6 million from $191.8 million at December 31, 2010.  This decrease is due to the payoff of six loans that were not renewed at maturity, the sale of one of our mortgage loan investments, and one loan that was partially charged off with the balance of $1.4 million transferred to foreclosed assets.  We originated one large loan for $4.2 million during this period and subsequently sold $3.8 million of that loan as a participation interest.  We are not holding any of the loans currently in our portfolio for sale.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  99.6% of these loans are secured by real estate, while one loan that represents 0.4% of our portfolio is unsecured.  Our portfolio yielded a weighted average interest rate of 6.40% at June 30, 2011, as compared to 6.39% at December 31, 2010.

Non-performing Assets.  Non-performing assets consist of non-accrual loans and one foreclosed asset, which is a real estate property.  Non-accrual loans include any loan that becomes 90 days or more past due, loans where terms have been modified in a favorable manner to the borrower due to financial difficulty (referred to herein also as “troubled debt restructures”), and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructures will not return to accrual status until they perform according their modified payment terms without exception for at least six months.

Some non-accrual loans are considered collateral dependent.  These are defined as loans where there is a significant possibility that repayment of principal will involve the sale of collateral securing the loan.  For collateral dependent loans, any payment received is recorded against principal.  Interest income is not recognized until the loan is no longer considered impaired. On non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had fifteen nonaccrual loans as of June 30, 2011, up from fourteen nonaccrual loans at December 31, 2010.  During the three month period ended June 30, 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, the Company had never foreclosed on or taken a charge-off on a mortgage loan investment it had acquired.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)

	June 30, 2011	December 31, 2010

Non-Accrual Loans:1

Collateral Dependent:

Delinquencies over 90-Days	$6,546	$9,235
Troubled Debt Restructures2	6,925	4,167

Total Collateral Dependent Loans	13,471	13,402

Non-Collateral Dependent:

Delinquencies over 90-Days	--	216
Troubled Debt Restructures3	10,852	13,389

Total Non-Collateral Dependent Loans	10,852	13,605

Loans 90 Days past due and still accruing	--	--

Total Non-Accrual Loans	24,323	27,007
Foreclosed Assets	1,374	--

Total Non-performing Assets	$25,697	$27,007

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal

2 Includes $3.3 million and $1.4 million of restructured loans that were over 90 days delinquent as of June 30, 2010 and December 31, 2011, respectively.

3 Includes $698 thousand and $2.8 million of restructured loans that were over 90 days delinquent as of June 30, 2010 and December 31, 2011, respectively.

At June 30, 2011, we had twelve restructured loans that were on non-accrual status.  Four of these loans were over 90 days delinquent.  We had three non-restructured loans that were over 90 days past due and as of June 30, 2011, we had one foreclosed asset in the amount of $1.4 million.

At December 31, 2010, we had eleven restructured loans that were on non-accrual status.  Two of these loans were over 90 days delinquent.  We had five non-restructured loans that were over 90 days past due.  We had no foreclosed property as of December 31, 2010.

Allowance for Loan Losses.  We maintain an allowance for loan losses that we consider adequate to cover both the inherent risk of loss associated with the loan portfolio as well as the risk associated with specific loans that we have identified as having a significant chance of resulting in loss.

Allowances taken to address the inherent risk of loss in the loan portfolio are considered general reserves.  We include various factors in our analysis. These are weighted based on the level of risk represented and for the potential impact on our portfolio.  These factors include:

-	Changes in lending policies and procedures, including changes in underwriting standards and collection;

-	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio;

-	Changes is the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;

-	Changes in the value of underlying collateral for collateral-dependent loans; and

-	The effect of credit concentrations.

In addition, we include additional general reserves for our loans that are collateralized by a junior lien or that are unsecured.  We evaluate these factors on a quarterly basis to ensure that we have adequately addressed these risk factors.

We also identify individual loans which we believe have a greater risk of loss than is addressed by the general reserves.   These are identified by examining delinquency reports, both current and historic, monitoring collateral value, and periodic review of borrower financial statements.  For loans that we determine require a specific reserve, management will first determine the value at risk on the investment, defined as the unpaid principal balance less the collateral value and estimated costs associated with selling a foreclosed property.  Management will then make an estimate of the likelihood of loss and apply that to the value at risk in order to determine an adequate specific reserve.  For loans that are collateral dependent, the entirety of the value at risk will be reserved.  Loans that carry a specific reserve are formally reviewed quarterly, although reserves will be adjusted more frequently if additional information regarding the loan’s status or its underlying collateral is received.

Finally, our allowance for loan losses includes reserves related to troubled debt restructures.  These reserves are calculated as the difference in the net present value of payment streams between a troubled debt restructure at its modified terms as compared to its original terms, discounted at the original interest rate on the loan.  These reserves are recorded at the time of the restructure and amortized into interest income over the life the loan as payments are made.

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At June 30, 2011 and December 31, 2010, the allowance for loan losses was $3.2 amd $4.0 million, respectively.  This represented 1.8% and 2.1% of our gross loans receivable at those respective dates.  The decrease in allowance is related to the partial charge-off of one of our loans, which carried a specific reserve of $1.3 million.

Allowance for Loan Losses

	As of and for the
	Six Months Ended		Year Ended
	June 30,		December 31,
	2011	2010	2010
Balances:	($ in thousands)
Average total loans
outstanding during period	$184,750	$196,775	$195,967
Total loans outstanding
at end of the period	$179,568	$196,293	$191,777
Allowance for loan losses:
Balance at the beginning of period	$3,997	$1,701	$1,701
Provision charged to expense	483	978	2,377
Charge-offs
Wholly Owned First	--	--	--
Wholly Owned Junior	--	--	--
Participation First	1,279	--	--
Participation Junior	--	--	--
Total	1,279	--	--
Recoveries
Wholly Owned First	--	--	--
Wholly Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs
(recoveries)	1,279	--	--
Accretion of allowance related to restructured loans	48	59	81

Balance	$3,153	$2,620	$3,997

Ratios:
Net loan charge-offs to average total loans	0.69%	0.00%	0.00%
Provision for loan losses to average total loans	0.26%	0.50%	1.21%
Allowance for loan losses to total loans at the end of the period	1.76%	1.33%	2.08%
Allowance for loan losses to non-performing loans	12.96%	9.26%	14.80%
Net loan charge-offs to allowance for
loan losses at the end of the period	40.56%	0.00%	0.00%
Net loan charge-offs to Provision for loan losses	264.80%	0.00%	0.00%

Borrowings from Financial Institutions.  At June 30, 2011, we had $113.3 million in borrowings from financial institutions.  This is a decrease of $8.5 million, or 6.9%, from December 31, 2010.  This decrease is the result of paydowns on both the Members United $10 Million LOC as well as regular monthly payments of $116.7 thousand on the WesCorp Facility.  As of June 30, 2011, there was $2.0 million balance on the $10 Million LOC which is fully due on August 26, 2011.  The balance of the WesCorp Facility, $24.0 million, is due on March 30, 2012.  The remaining balance on the Members United $100 Million CUSO Facility is due on September 30, 2012.  We continue to explore refinancing options for these facilities.

Notes Payable.  Our notes payable consist of debt securities sold under several registered national offerings as well as notes sold to accredited investors.  These notes had a balance of $60.8 million at June 30, 2011, which was a decrease of $1.3 million, or 2.1%, from $62.1 million at December 31, 2010.  The decrease is related to the non-renewal of Class A fixed notes and the withdrawal of funds from Class A variable notes by several investors.

Members’ Equity.  Total members’ equity was $10.2 million at June 30, 2011, a decrease of $619 thousand or 5.7%, from $10.9 million at December 31, 2010.  This decrease is due mainly to our net loss of $450 thousand for the six months ended June 30, 2011, as well as $204 thousand of expenses related to our preferred membership units, which generate quarterly dividends.  In addition, we repurchased 500 Series A units for $45 thousand during the six months ended June 30, 2011.  We did not repurchase any units during the year ended December 31, 2010.

Liquidity and Capital Resources

June 30, 2011 vs. June 30, 2010

The net decrease in cash during the six months ended June 30, 2011 was $420 thousand, as compared to a net decrease of $743 thousand for the six months ended June 30, 2010, an improvement of $323 thousand. Net cash used by operating activities totaled $203 thousand for the six months ended June 30, 2011, as compared to net cash provided by operating activities of $22 thousand for the same period in 2010. This decrease is attributable primarily to a decrease in provision for loan losses over the same period in 2010.

Net cash provided by investing activities totaled $9.8 million during the six months ended June 30, 2011, as compared to $2.8 million used during the six months ended June 30, 2010, an increase in cash of $7.1 million. This increase is primarily related to the sale of $5.4 million of loan participations during the six months ended June 30, 2011, as well as the pay off of six loans during this period.

Net cash used by financing activities totaled $10.1 million for the three month period ended June 30, 2011, a decrease in cash of $6.5 million from $3.5 million used in financing activities during the six months ended June 30, 2010. This difference is attributable to the increase in paydowns of our line of credit borrowings.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We also have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the six months ended June 30, 2011, our investors renewed their debt securities investments at a 75% rate.  During the six months ended June 30, 2010, 63% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.

At June 30, 2011, our cash, which includes cash reserves and cash available for investment in the mortgage loans, was $6.7 million, a decrease of $420 thousand from $7.1 million at December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2011.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred in the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 15, 2011, Alief Independent School District, a taxing authority located in Houston, Texas, filed a suit for the recovery of delinquent ad valorem taxes against Steve Ams Ministries d/b/a Chapel of Praise (“SA Ministries”).  We hold a mortgage in the amount of $1,237,500 on a worship facility and property owned by SA Ministries.  The suit for unpaid property taxes names our wholly-owned subsidiary, MPF, as a defendant in the proceeding.  Alief Independent School District is seeking recovery of $87,187 plus costs in this litigation.

We have filed an answer to this court action and believe we have adequate defenses to the actions brought by the plaintiff in this proceeding.  In this instance, the property owned by SA Ministries has been continually used for ministry and worship related activities and, as a consequence, should qualify for an appropriate exemption from ad valorem taxes under Texas law.  SA Ministries has filed for and requested an exemption from such taxes on a retroactive basis.  According to the Harris County Appraisal District records, the Steve Ams Worship Center and real property located on 7414 Cook Road in Houston, Texas is listed as exempt religious property.  As a result, we expect that this suit will be successfully resolved without liability to us or MPF.  Should the SA Ministries request for a retroactive exemption be denied after all appeals or requests for relief exhausted, we may be required to pay all unpaid ad valorem taxes in the amount of $87,187 requested in the Alief Independent Schools District action, plus costs, penalties and interest or other relief awarded by the court.

Except for the Alief Independent School District suit, our management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving us.

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

Dated:   August 15, 2011

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Susan B. Reilly
Susan B. Reilly,
Principal Accounting Officer