Form 10-Q/A
period 2011-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2011-09-15
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A Amendment No. 1
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

EXPLANATORY NOTE

On May 16, 2011, Ministry Partners Investment Company, LLC filed its Quarterly Report on Form 10-Q for its calendar quarter ended March 31, 2011 (the “2011 First Quarter Form 10-Q”). The Company hereby amends the 2011 First Quarter Form 10-Q to include within it the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). Although the Section 302 Certifications were sent to the Securities and Exchange Commission along with the 2011 First Quarter Form 10-Q on the date it was originally filed, the certification filed inadvertently failed to include certain certifications as required by Item 601(31)(i)4.b of Regulation S-K, adopted by the U.S. Securities and Exchange Commission. With the exception of including the Section 302 Certifications and providing an update to certain litigation matters in Part II, Item I of the 2011 Form 10-Q for the quarter ended March 31, 2011, no other amendments or changes are or were made to the 2011 First Quarter Form 10-Q, which is set forth herein in its entirety."

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 15, 2011, Alief Independent School District, a taxing authority located in Houston, Texas, filed a suit for the recovery of delinquent ad valorem taxes against Steve Ams Ministries d/b/a Chapel of Praise ("SA Ministries"). We hold a mortgage in the amount of $1,237,500 on a worship facility and property owned by SA Ministries. The suit for unpaid property taxes names our wholly-owned subsidiary, MPF, as a defendant in the proceeding. Alief Independent School District is seeking recovery of $87,187 plus costs in this litigation.

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

Except for the litigation matter described above, there is no material litigation, threatened or pending, against us. Our management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving us.

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

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Brea, State of California on September 15, 2011.

Date: September 15, 2011	By: /s/ Billy M. Dodson
Billy M. Dodson
President and Chief Executive Officer