Form 10-Q
period 2011-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2011-11-14
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 14, 2011, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

TABLE OF CONTENTS
PART I — FINANCIAL INFORMATION	F-1

Item 1. Consolidated Financial Statements	F-1

Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	F-1

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	F-2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	F-3

Notes to Consolidated Financial Statements	F-4 -- F-27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION	16

Item 1. Legal Proceedings	16
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information
Item 6. Exhibits	16

SIGNATURES	17

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

Exhibit 32.2 — Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
 (Dollars in Thousands Except Unit Data)

	2011(Unaudited)	2010 (Audited)
Assets:
Cash	$6,154	$7,078

Loans receivable, net of allowance for loan losses of $3,956 and $3,997 as of September 30, 2011 and December 31, 2010, respectively	170,958	187,005

Accrued interest receivable	748	742

Property and equipment, net	318	400

Debt issuance costs	216	279

Other assets	296	114

Foreclosed assets	1,374	--

Total assets	$180,064	$195,618

Liabilities and members’ equity

Liabilities:

Borrowings from financial institutions	$110,965	$121,809

Notes payable	59,000	62,103

Accrued interest payable	472	355

Other liabilities	283	489

Total liabilities	170,720	184,756

Members' Equity:

Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2011 and 117,600 units issued and outstanding at December 31, 2010 (liquidation preference of $100 per unit)	11,715	11,760

Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2011 and December 31, 2010	1,509	1,509

Accumulated deficit	(3,880)	(2,327)

Accumulated other comprehensive loss	--	(80)

Total members' equity	9,344	10,862

Total liabilities and members' equity	$180,064	$195,618

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Interest on loans	$2,657	$3,095	$8,258	$9,031

Interest on interest-bearing accounts	22	21	69	91

Total interest income	2,679	3,116	8,327	9,122

Interest expense:

Borrowings from financial institutions	1,150	1,345	3,601	4,005

Notes payable	641	701	1,962	2,152

Total interest expense	1,791	2,046	5,563	6,157

Net interest income	888	1,070	2,764	2,965

Provision for loan losses	822	87	1,305	1,065

Net interest income after provision for loan losses	66	983	1,459	1,900

Non-interest income	28	1	166	59

Non-interest expenses:

Salaries and benefits	399	270	1,136	996

Marketing and promotion	37	13	98	31

Office operations	341	302	1,091	775

Legal and accounting	132	130	557	461

Total non-interest expenses	909	715	2,882	2,263

Income (loss) before provision for income taxes	(815)	269	(1,257)	(304)

Provision for income taxes	3	46	11	46

Net income (loss)	$(818)	$223	$(1,268)	$(350)

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Dollars in Thousands)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,268)	$(350)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation	90	45

Amortization of deferred loan fees	(139)	(72)

Amortization of debt issuance costs	172	154

Provision for loan losses	1,305	1,065

Accretion of allowance for loan losses on restructured loans	(67)	(67)

Accretion of loan discount	(56)	(23)

Changes in:

Accrued interest receivable	(6)	23

Other assets	(145)	55

Other liabilities and accrued interest payable	(89)	(304)

Net cash provided (used) by operating activities	(203)	526

CASH FLOWS FROM INVESTING ACTIVITIES:

Loan purchases	--	(335)

Loan originations	(4,307)	(4,629)

Loan sales	5,390	375

Loan principal collections, net	12,539	9,529

Purchase of property and equipment	(8)	(202)

Net cash provided by investing activities	13,614	4,738

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in borrowings from financial institutions	(10,844)	(1,450)

Net changes in notes payable	(3,103)	(5,574)

Debt issuance costs	(109)	(57)

Purchase of preferred units	(45)	--

Dividends paid on preferred units	(234)	(267)

Net cash used by financing activities	(14,335)	(7,348)

Net decrease in cash	$(924)	$(2,084)

Cash at beginning of period	7,078	9,980

Cash at end of period	$6,154	$7,896

Supplemental disclosures of cash flow information

Interest paid	$5,446	$6,246

Change in value of market cap	$--	$(73)

Transfer of loan to foreclosed assets	$1,374	$--

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2010 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the results for the full year.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  On July 6, 2010, MP Securities became a registered broker dealer firm under Section 15 of the Securities Exchange Act of 1934.  Effective as of February 14, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. MP Securities has requested that FINRA approve its request to act as a selling agent for the Company’s Class A Notes offering that will be sold under a registration statement filed with the U.S. Securities and Exchange Commission.  MP Securities will act as a selling agent for our debt securities and provide securities brokerage services to other credit unions and credit union service organizations and the customers and institutions they serve.

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

All interest accrued but not collected for loans placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the Company’s Consolidated Statements of Operations as a provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  When the Company modifies the terms of a loan for a borrower that is experiencing financial difficulties, a troubled debt restructuring is deemed to have occurred and the loan is classified as impaired.  Loans or portions thereof are charged off when they are determined by management to be uncollectible.  Uncollectability is evaluated periodically on all loans classified as “Loans of Lesser Quality.”  Among other variables, management will consider factors such as the financial condition of the borrower, and the value of the underlying collateral in assessing uncollectability.

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

Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost.  After foreclosure, valuations are periodically performed by management, and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal.  Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses.  The Company’s real estate assets acquired through foreclosure or other proceedings are evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the varying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

The Company, from time to time, sells participation interests in mortgage loans it has originated or acquired. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) each portion of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) the transfer must be made on a non-recourse basis (other than standard representations and warranties made under the loan participation sale agreement) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met, the transaction is accounted for as a secured borrowing arrangement.

Property and Equipment

Furniture, fixtures, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from three to five years.

Debt Issuance Costs

Debt issuance costs are related to borrowings from financial institutions as well as public offerings of unsecured notes, and are amortized into expense over the contractual terms of the debt.

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

Although the Company is no longer a federal or state income tax-paying entity resulting from its conversion from a C corporation to an LLC form of organization, it is nonetheless subject to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740, Income Taxes, for all “open” tax periods for which the statute of limitations has not yet run.  The Company uses a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as derivatives classified as cash flow hedges, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).  Changes in the value of derivatives classified as cash flow hedges are included in interest expense as a yield adjustment in the same period in which the related interest on the hedged item affects earnings.

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

Recent Accounting Pronouncements

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Management has not determined the impact, if any, upon the adoption of the standard will have on the Company’s financial statements.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact of this FASB amendment on the Company’s consolidated financial statements.

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

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $6.2 million and $5.6 million at September 30, 2011 and December 31, 2010, respectively. Interest earned on funds held with ECCU totaled $68.2 thousand and $85.5 thousand for the nine months ended September 30, 2011 and 2010, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $85.7 thousand and $163.1 thousand for the nine months ended September 30, 2011 and 2010, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU, we purchased $335.2 thousand of loans from ECCU during the nine months ended September 30, 2010.  With regards to loans purchased from ECCU, we recognized $5.8 million and $7.9 million of interest income on loans purchased from ECCU during the nine months ended September 30, 2011 and 2010, respectively.  ECCU currently acts as the servicer for 104 of our 132 loans.  Per our loan servicing agreement with ECCU, a servicing fee of 50 to 65 basis points is deducted from the interest payments we receive on the wholly-owned loans that ECCU services for us.  In lieu of a servicing fee, loan participations we purchase from ECCU generally have pass-through rates which are 50 to 75 basis points lower than the loan contractual rate. On a limited number of  loan participation interests we purchased from ECCU, representing $19.5 million of loans at September 30, 2011, the pass-through rate is between 88 and 238 basis points lower than the contractual rate.  We negotiate the pass-through interest rates with ECCU on a loan by loan basis.  At September 30, 2011, our investment in wholly-owned loans serviced by ECCU totaled $83.0 million, while our investment in loan participations serviced by ECCU totaled $52.8 million.  From time to time, we pay fees for additional services ECCU provides for servicing our loans.  These fees amounted to $3.8 thousand and $22.6 thousand during the nine months ended September 30, 2011 and September 30, 2010, respectively.  There were no loans held by MPF as of September 30, 2011 and December 31, 2010.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee formerly served as President, Midwest Region, of Members United Corporate Federal Credit Union (“Members United”), which was one of our credit facility lenders.  On September 24, 2010, the National Credit Union Administration placed Members United into conservatorship and the credit facilities are now managed by the National Credit Union Administration Board as Liquidating Agent of Members United Corporate Federal Credit Union. For more detailed information regarding our borrowings from Members United, please see Note 5 below.  In addition, Mark G. Holbrook, the Chairman of our Board of Managers, is a full time employee of ECCU.

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans made by ECCU, and also purchase entire church mortgage loans from ECCU.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position, and participated loans for which the Company possesses a junior collateral position.  All of the loans in our loan portfolio are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2021. Loans we held as investments had a weighted average interest rate of 6.40% as of September 30, 2011 and as of September 30, 2010.

Allowance for Loan Losses

An allowance for loan losses of $4.0 million as of September 30, 2011 and as of December 31, 2010 has been established for loans receivable. We recorded a partial charge-off on one of our mortgage loan investments in June, 2011. Management believes that the allowance for loan losses as of September 30, 2011 and December 31, 2010 is appropriate. Changes in the allowance for loan losses for the three and nine months ended September 30, 2011 and the year ended December 31 are as follows (dollars in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Year Ended December 31, 2010

Balance, beginning of period	$3,153	$3,997	$1,701
Provisions for loan loss	822	1,305	2,377
Chargeoffs	--	(1,279)	--
Accretion of allowance related to
restructured loans	$(19)	(67)	(81)

Balance, end of period	$3,956	$3,956	$3,997

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, and restructured loans.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of our nonperforming loans (dollars in thousands):

	September 30	December 31	September 30
	2011	2010	2010

Impaired loans with an allowance for loan loss	$22,337	$22,563	$18,980
Impaired loans without an allowance for loan loss	4,369	4,444	10,448
Total impaired loans	$26,706	$27,007	$29,428

Allowance for loan losses related to impaired loans	$2,860	$3,274	$2,053

Total non-accrual loans	$26,706	$27,007	$23,412

Total loans past due 90 days or more and still accruing	614	--	--

We had sixteen nonaccrual loans as of September 30, 2011, up from fourteen nonaccrual loans at December 31, 2010.  In June 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, the Company had never foreclosed on or taken a charge-off on a mortgage loan investment it had acquired.  Additionally, we have three loans totaling $6.5 million that are the subject of foreclosure proceedings. We have established a reserve totaling $919 thousand for these three loans.  As of September 30, 2011, we had one loan with a balance of $614 thousand that was past due 90 days and still accruing.  This loan matured on July 1, 2011, but was in the process of being extended as of September 30, 2011.  In October, 2011, the extension was completed and payment received to bring the loan current.

Our portfolio consists of one segment – church loans.  Loans by portfolio segment, and the related allowance for loan loss for each segment, are presented below as of September 30, 2011 and December 31, 2010.  Loans and the allowance for loan losses are further segregated by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment) As of
	September 30, 2011	December 31, 2010

Loans:

Balance	$175,819	$191,777

Individually evaluated
for impairment	$26,706	$27,007

Collectively
evaluated for impairment	$149,113	$167,770

Allowance for loan losses:

Balance	$3,956	$3,997

Individually evaluated
for impairment	$2,354	$3,274

Collectively
evaluated for impairment	$1,602	$723

The Company has established a standard loan grading system to assist management and review personnel in their analysis and supervision of the loan portfolio.  The loan grading system is as follows:

Pass: The borrower generates sufficient cash flow to fund debt services.  The borrower may be able to obtain similar financing from other lenders with comparable terms.  The risk of default is considered low.

Watch: These loans exhibit potential or developing weaknesses that deserve extra attention from credit management personnel. If the developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the debt in the future.  Loans graded Watch must be specially reported to executive management and the Board of Managers.  Potential for loss under adverse circumstances is elevated, but not foreseeable.

Substandard: Loans and other credit extensions bearing this grade are considered to be inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, ministry, or environmental conditions which have clearly jeopardized repayment of principal and interest as originally intended. Furthermore, there is the possibility that some future loss will be sustained if such weaknesses are not corrected.

Doubtful: This classification consists of loans that display the properties of substandard loans with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is very high, but because of certain important and reasonably specific factors, the amount of loss cannot be exactly determined. Such pending factors could include merger or liquidation, additional capital injection, refinancing plans, or perfection of liens on additional collateral.

Loss: Loans in this classification are considered uncollectible and cannot be justified as a viable asset. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

The following table is a summary of the loan portfolio credit quality indicators by loan class at September 30, 2011, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2011

	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$93,480	$11,828	$38,108	$-	$143,416
Watch	6,187	3,837	7,184	1,006	18,214
Substandard	6,143	721	-	-	6,864
Doubtful	814	-	6,511	-	7,325
Loss	-	-	-	-	-
Total	$106,624	$16,386	$51,803	$1,006	$175,819

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at September 30, 2011 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly-Owned First	$4,483	$2,142	$4,810	$11,435	$95,189	$106,624	$614
Wholly-Owned Junior	3,448	439	721	4,608	11,778	16,386	-
Participation First	-	-	9,005	9,005	42,798	51,803	-
Participation Junior	-	-	-	-	1,006	1,006	-

Total	$7,931	$2,581	$14,536	$25,048	$150,771	$175,819	$614

The following tables present the recorded investment in impaired loans by loan class at September 30, 2011 and December 31, 2010 (dollars in thousands):

Impaired Loans (by class)
September 30, 2011

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,682	$1,689	$-
Wholly-Owned Junior	-	-	-
Participation First	2,681	2,744	-
Participation Junior	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,801	11,628	874
Wholly-Owned Junior	4,510	4,562	813
Participation First	6,325	6,411	1,169
Participation Junior	-	-	-

Total:
Church loans	$25,999	$27,034	$2,856

Impaired Loans (by class)
December 31, 2010

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,694	$1,701	$-
Wholly-Owned Junior	-	-	-
Participation First	2,744	2,744	-
Participation Junior	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,957	11,502	925
Wholly-Owned Junior	4,534	4,569	383
Participation First	6,492	6,491	1,966
Participation Junior	-	-	-

Total:
Church loans	$26,421	$27,007	$3,274

The following tables present the average recorded investment in impaired loans and the related interest income for the three and nine months ended September 30, 2011, as well as the year ended December 31, 2010 (dollars in thousands):

Impaired Loans (by class)
For the Nine Months Ended September 30, 2011

	Average	Interest
	Recorded	Income
	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,686	$74
Wholly-Owned Junior	-	-
Participation First	2,712	-
Participation Junior	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,950	245
Wholly-Owned Junior	4,523	145
Participation First	6,334	-
Participation Junior	-	-

Total:
Church loans	$26,205	$464

Impaired Loans (by class)
For the Three Months Ended September 30, 2011

	Average	Interest
	Recorded	Income
	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,683	$23
Wholly-Owned Junior	-	-
Participation First	2,744	-
Participation Junior	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,959	105
Wholly-Owned Junior	4,518	45
Participation First	6,411	-
Participation Junior	-	-

Total:
Church loans	$26,315	$173

Impaired Loans (by class)
For the Year Ended December 31, 2010

	Average	Interest
	Recorded	Income
	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,694	$137
Wholly-Owned Junior	-	-
Participation First	2,744	-
Participation Junior	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,947	532
Wholly-Owned Junior	4,465	267
Participation First	6,496	37
Participation Junior	-	-

Total:
Church loans	$26,346	$973

A summary of nonaccrual loans by loan class at September 30, 2011 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of September 30, 2011

Church loans:
Wholly-Owned First	$13,144
Wholly-Owned Junior	4,557
Participation First	9,005
Participation Junior	-

Total	$26,706

A summary of troubled debt restructurings by loan class at September 30, 2011 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
As of September 30, 2011

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	9	$15,246	$15,323	$15,214
Wholly-Owned Junior	4	4,467	4,561	4,510
Participation First	-	-	-	-
Participation Junior	-	-	-	-

Total	13	$19,713	$19,884	$19,724

A summary of troubled debt restructurings that defaulted during the nine months ended September 30, 2011 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2011

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	5	$8,552
Wholly-Owned Junior	3	4,291
Participation First	-	-
Participation Junior	-	-
Total:
Church loans	8	$12,843

No additional funds were committed to be advanced in connection with impaired loans as of September 30, 2011.

4. Foreclosed Assets

Foreclosed assets consist of one property acquired in satisfaction of a secured loan.  The property had a carrying value of $1,374 at September 30, 2011, and no valuation allowance.  No expenses or charge-offs were recorded against the foreclosed property.  There were no foreclosed assets held at December 31, 2010.

5.  Line of Credit and Other Borrowings

Members United Facilities

On October 12, 2007, the Company entered into two note and security agreements with Members United Corporate Federal Credit Union, a federally chartered credit union located in Warrenville, Illinois, which provides financial services to member credit unions (“Members United”). One note and security agreement is for a secured $10 million revolving line of credit, which is referred to as the “$10 Million LOC,” and the other is for a secured $50 million revolving line of credit.  The latter was amended on May 8, 2009 to allow the Company to borrow up to $100 million through the revolving line of credit. The Company refers to this as the “$100 Million CUSO Line.” Both credit facilities are secured by certain mortgage loans. The Company has used the $10 Million LOC for short-term liquidity purposes and the $100 Million CUSO Line for mortgage loan investments.

On August 27, 2008, the Company borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The remaining outstanding balance of this $10 million LOC was paid off on the maturity date.   As of September 30, 2011, there was no outstanding balance on the $10 million LOC and the facility was terminated.

Under the $100 Million CUSO Line, the Company was authorized to request advances under a “demand loan” or “term loan”.  A demand loan is a loan with a maximum term of one year and a variable rate based upon the prime rate quoted by the Wall Street Journal, as adjusted by a spread as determined by Members United.  A term loan is a fixed or variable loan that has a set maturity date not to exceed twelve years.  As of September 30, 2011 and December 31, 2010, the balance on the $100 Million CUSO Line was $87.3 million, and the weighted average interest rate on the Company’s borrowings under this facility was 3.94% and 4.32%, respectively.

In September 2008, Members United decided that it would not advance any additional funds on the $100 Million CUSO Line and the Company entered into negotiations with Members United to convert the line of credit facility to a term loan arrangement with a mutually acceptable interest rate.  On March 31, 2011, the interest rates on three tranches of these term loans in the amounts of $3.0 million, $5.4 million, and $67.0 million were adjusted to the six month LIBOR rate plus 350 basis points.  The interest rates on these tranches were re-adjusted on September 30, 2011.  On May 20, 2011, the interest rate on the remaining $11.9 million tranche was also adjusted to the six month LIBOR rate plus 350 basis points.

Both credit facilities are recourse obligations secured by designated mortgage loans. The Company must maintain collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of September 30, 2011 and December 31, 2010, approximately $96.4 million and $106.6 million of loans, respectively, were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan. The Company has the right to substitute or replace one or more of the mortgage loans serving as collateral for these credit facilities.On September 24, 2010, National Credit Union Association (“NCUA”) placed Members United into conservatorship and our Members United credit facility was transferred to the Asset Management Assistance Center (“AMAC”) established by NCUA to administer the Members United conservatorship.

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into a $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaces the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility commencing on December 1, 2011 and on the first day of each succeeding month thereafter at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of November 4, 2011, the collateral securing the MU Credit Facility had an aggregate principal balance of $118.4 million, which satisfies the minimum collateralization ratio for this facility.

The MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requiring the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility, or the Company's breach of any of its covenants.

WesCorp Facility

On November 30, 2009, the Company entered into a Loan and Security agreement with Western Corporate Federal Credit Union, a federally chartered credit union located in San Dimas, California (“WesCorp”).  The agreement provides for a secured $28 million term loan, referred to as the “WesCorp Facility.”  Loan proceeds totaling $24.6 million of the proceeds were used to payoff the remaining principal and interest on a credit facility we previously had with the Bank of Montreal.  The remainder of the proceeds were advanced in cash and have been used to make monthly payments on the WesCorp Facility, as well as for other cash needs of the Company as they arise.

Prior to the WesCorp Facility being amended and restated on November 4, 2011, the WesCorp Facility carried a fixed interest rate of 3.95% per year.  At September 30, 2011, the loan is secured by eligible loans totaling $53.7 million.  As of September 30, 2011, there was $23.6 million outstanding on the WesCorp Facility.  The agreement contains a number of standard borrower covenants, including affirmative covenants that require the Company to refrain from making certain guarantees or endorsements, refrain from making material changes to other credit facilities, and maintain a debt to tangible net worth ratio of less than 15 to one.  The agreement also contains negative covenants requiring the Company to obtain consent for certain transactions related to pledged loans.  The Company was in compliance with these covenants as of September 30, 2011.

On March 20, 2009, NCUA assumed control of WesCorp under a conservatorship proceeding initiated by NCUA under regulations adopted under the Federal Credit Union Act.  Effective as of October 1, 2010, WesCorp was placed into liquidation by the NCUA.  Pursuant to a letter dated October 25, 2010, the Company was advised that the WesCorp facility had been transferred to the AMAC.

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears commencing on December 1, 2011 and on the first day of each succeeding month thereafter at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of November 4, 2011, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $35.2 million, which satisfies the minimum collateralization ratio for this facility.

Both the MU Credit Facility and WesCorp Credit Facility Extension are secured by certain of the Company’s mortgage loans previously held as collateral under the $100 Million CUSO Line and the WesCorp Facility.

6.  Notes Payable

We have the following unsecured notes payable at September 30, 2011 (dollars in thousands):
	Amount	Weighted Average Interest Rate
Class A Offering (Note 7)	$46,189	4.08%
Special Offering	8,034	4.48%
Special Subordinated Note	6	5.45%
International Offering	154	4.93%
National Alpha Offering	4,617	5.72%
Total	$59,000	4.27%

Future maturities due on our unsecured notes during the twelve month periods ending September 30 are as follows (dollars in thousands):

2012	$22,225
2013	11,001
2014	8,686
2015	7,674
2016	7,000
Thereafter	2,414
$59,000

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require us to maintain a minimum tangible adjusted net worth, as defined in the Alpha Class Loan and Trust Agreement (the “Alpha Class Trust Indenture”), of not less than $4.0 million.  We are not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  Our other indebtedness, defined in the Alpha Class Trust Indenture as indebtedness incurred outside of the issuance of Alpha Class Notes or Class A Notes, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  We were in compliance with these covenants as of September 30, 2011 and December 31, 2010.  Effective April 18, 2008, we discontinued the sale of our Alpha Class Notes.  On October 7, 2008, U.S. Bank National Association succeeded King Trust Company, N.A., as trustee of the Alpha Class Notes under the terms of a trust indenture agreement.  At September 30, 2011 and December 31, 2010, $4.6 million and $5.6 million of these Alpha Class notes were outstanding, respectively.

Historically, most of our unsecured notes have been renewed by investors upon maturity.  Because we have discontinued our sale of Alpha Class Notes effective as of April 18, 2008, all holders of such notes that mature in the future may reinvest such sums by purchasing our Class A Notes that have been registered with the Securities and Exchange Commission (see Note 7 below).  For matured notes that are not renewed, we fund the redemption through proceeds we receive from the repayment of mortgage loans we hold.

7.  Class A Notes Offering

In April 2008, we registered with the U.S. Securities and Exchange Commission $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and was offered through April 30, 2010.  On June 3, 2010, we registered an additional $100.0 million of Class A Notes.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.

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

The notes were issued under a  Supplemental Agreement with Consent of Holders to Loan and Trust Agreement (the “US Bank Indenture”) between us and U.S. Bank National Association (“US Bank”).  The Class A Notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The US Bank Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at September 30, 2011.  At September 30, 2011, $46.2 million of these Class A Notes were outstanding.

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

On June 3, 2011, we repurchased 500 units of our Series A Preferred Units from one of our members for $45 thousand, which did not have a significant effect on members’ equity.

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

At September 30, 2011, we had no outstanding interest rate cap agreements.  Although we have used interest rate cap agreements in the past to hedge our exposure to variable interest rates, these agreements matured in June 2011. We had no unrealized loss or other comprehensive income (loss) related to interest rate cap agreements we had previously entered into.  Other comprehensive loss as of December 31, 2010 was reclassified into interest expense during the nine months ended September 30, 2011 as a yield adjustment in the same period in which the related interest on the long-term debt affects earnings.  A portion of the other comprehensive loss was reclassified against retained earnings.

We reclassified $31.5 thousand into interest expense and $48.7 thousand against retained earnings during the nine months ended September 30, 2011.

Risk management results for the three and nine month period ended September 30, 2011 related to the balance sheet hedging of our long-term debt indicate that the hedges were highly effective and that there was no component of the derivative instruments’ gain or loss which was excluded from the assessment of hedge effectiveness.

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

11.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Insperity 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the amount and percentage of which is annually determined by the managers. Matching contributions for the nine months ended September 30, 2011 and September 30, 2010 were $32.2 thousand and $26.3 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s managers, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. We did not make any contributions for the plan year ended December 31, 2010.  No profit sharing contribution has been made or approved for the nine months ended September 30, 2011.

12.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $171.5 thousand at September 30, 2011 and $142.8 thousand at December 31, 2010.

13.  Fair Value Measurements

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash	6,154	6,154	$7,078	$7,078
Loans receivable	170,958	173,944	187,005	189,072
Accrued interest receivable	748	748	742	742
Financial liabilities:
Notes payable	59,000	60,928	62,103	63,580
Bank borrowings	110,965	110,963	121,809	121,054
Accrued interest payable	472	472	355	355
Dividends payable	82	82	80	80

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2011 and December 31, 2010.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2011 and December 31, 2010.

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets at September 30, 2011:
Impaired loans (net of allowance and discount)	$-	$3,506	$19,633	$23,139
Foreclosed assets	-	1,374	-	1,374
	$-	$4,880	$19,633	$24,513

Assets at December 31, 2010:
Impaired loans (net of allowance and discount)	$-	$10,569	$12,577	$23,146
Foreclosed assets	-	-	-	-
	$-	$10,569	$12,577	$23,146

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

The following is a reconciliation of the assets in which significant unobservable inputs (Level 3) were used in determining fair value:

Impaired loans
(net of allowance and discount)

Balance, December 31, 2010	$12,577
Re-classifications of loans
from Level 3 into Level 2	(724)
Allowance and discount, net of
discount amortization	(1,221)
Additions	9,005
Deletions	(49)
Loan advances	45
Balance, September 30, 2011	$19,633

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

14.  Subsequent Event

As discussed in Footnote 5, on November 4, 2011, the Company completed two refinancing transactions with the NCUA regarding the $100 CUSO Line with Members United as well as the Wescorp Facility.  These transactions will have a material effect on future earnings and cash flows.  As a result of refinancing the $100 CUSO Line, the remaining $87.3 million on that facility is now a term loan payable in monthly principal payments with the final payment occurring on October 31, 2018.  Interest is payable monthly at a rate of 2.525%, as compared to a weighted average rate of 3.94% under the previous facility.  As a result of refinancing the Wescorp Facility, the remaining $23.5 million on that facility is now a term loan payable in monthly principal payments with the final payment occurring on October 31, 2018.  Interest is payable monthly at a rate of 2.525%, as compared to a rate of 3.95% under the previous facility.

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

•	we need to raise additional capital to fund and implement our business plan;

•	our ability to return to profitability and increase our total assets;

•	our ability to maintain liquidity or access to other sources of funding;

•	changes in the cost and availability of funding facilities;

•	the allowance for loan losses we have set aside prove to be insufficient to cover actual losses on our loan portfolio;

•
because we rely on credit facilities collateralized by church mortgage loans that we acquire, disruptions in the credit markets, financial markets and economic conditions that adversely impact the value of church mortgage loans can negatively affect our financial condition and performance;

•
we are required to comply with certain covenants and restrictions in our lines of credit and our financing facilities that, if not met, could trigger repayment obligations of the outstanding principal balance on short notice;  and

•
we have entered into several loan modification agreements and arrangements to restructure certain mortgage loans that we hold of borrowers that have been negatively impacted by adverse economic conditions in the U.S.

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

The following discussion and analysis compares the results of operations for the three- and nine-month periods ended September 30, 2011 and September 30, 2010 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

During the three months ended September 30, 2011, we had a net loss of $818 thousand as compared to net income of $223 thousand for the three months ended September 30, 2010. Our net loss for the three month period ended September 30, 2011 was related to several factors.  First, we have had $18.4 million in gross loans receivable pay off since September 2010, and primarily used those proceeds to pay down the Members United facility and maturing notes payable of our debt security holders.  If these funds had instead been invested in income earning investments, the Company could have generated additional interest income.  Net interest income for the quarter ended September 30, 2011 was $888 thousand, as compared to $1.1 million for the previous year’s quarter. As detailed below, this decrease in net interest income was related to several factors, including additional loans being placed on non-accrual status, loan modifications that lower interest rates for our borrowers, and interest payments being recorded against principal on collateral dependent loans. In addition, during the three months ended September 30, 2011, we recorded $822 thousand of provision for loan losses.  This provision was almost entirely related to the deterioration of collateral values on three of our impaired loans.  A small portion of the provision was due to an increase in general reserves, as management has determined that there is more risk inherent in our portfolio.  Since the quarter ended September 30, 2010, we have increased our staff by hiring four new employees, we have increased our marketing efforts related to the sale of our debt securities, and we have increased office operations expenses due to investments made in a new core data processing system, accounting system, customer relationship management system and launch of our broker dealer subsidiary.  In addition, during the three months ended September 30, 2011, we have incurred legal and consulting expenses related to the refinancing of our line of credit facilties and approval of our broker dealer subsidiary to act as a selling agent for our debt securities and launch its operations.  We expect that the increase in legal, accounting and office related expenses to be non-recurring in nature as they relate to the implementation of our core strategic objectives in generating increased non-interest related income, refinancing of our primary credit facilities and launch of our broker dealer subsidiary.

Net interest income for the quarter ended September 30, 2011 was $888 thousand, as compared to $1.1 million for the previous year’s quarter.  This difference of $182 thousand in net interest income represents a 17% decrease. Despite the decrease in the interest rates paid on our Members United facility, the decrease in our loan receivables, coupled with additional loans on non-accrual and lower interest rates on modified loans, has contributed to the decrease in net interest income.  In addition, during 2011 we have begun recording interest payments made on collateral-dependent loans against principal rather than recognizing interest income.  This has resulted in a decrease of $90 thousand in interest income for the quarter ended September 30, 2011.  Net interest income after provision for loan losses decreased to $66 thousand for the quarter ended September 30, 2011, a decrease of $917 thousand from $983 thousand for the three months ended September 30, 2010.  This decrease is primarily attributable to the increase in provision for loan losses by $735 thousand as compared to the previous year’s quarter ended September 30, 2010.

We also had other income of $28 thousand in the third quarter of 2011 primarily due to servicing fees and rental income from foreclosed property received, as compared to $1 thousand in other income for the quarter ended September 30, 2010.  Our cost of funds (i.e., interest expense) decreased to $1.8 million, a decrease of $255 thousand or 12%, for the three months ended September 30, 2011, as compared to $2.0 million for the three months ended September 30, 2010.  This is due primarily to the paydown of the WesCorp Facility and the Members United credit facilities, as well as a $5.0 million decrease in our outstanding notes payable since September 30, 2010.

Our non-interest operating expenses for the three months ended September 30, 2011 increased to $909 thousand from $715 thousand for the same period ended September 30, 2010, an increase of 27%.  Salaries and benefits expense increased by $129 thousand, or 48%, as we have hired four additional employees since September 30, 2010, mainly to service loans and to assist in the selling of notes once MP Securities begins operations.  Office operations expenses increased due to additional costs related to the implementation of our new core processing system.  Office operations expenses also included $33 thousand in additional expenses related to the servicing of our loan portfolio and to the management of one foreclosed asset and three other loans in foreclosure.   Additionally, marketing costs increased by $24 thousand as we have expanded our efforts to increase note sales.

Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010

During the nine months ended September 30, 2011, we had a net loss of $1.3 million as compared to a net loss of $350 thousand for the nine months ended September 30, 2010. The increase in losses from prior year is attributable to the decrease of $201 thousand in net interest income, an increase in provision for loan losses of by $240 thousand, and an increase in non-interest expenses of $619 thousand for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Interest income decreased to $8.3 million for the nine months ended September 30, 2011 from $9.1 million for the nine months ended September 30, 2010, a decrease of $795 thousand.  This is partially related to the decrease in gross loans receivable of $18.4 million since the third quarter 2010.  During 2011, we have begun recording interest payments made on collateral-dependent loans against principal rather than recognizing interest income.  This method for recognizing interest income on collateral dependent loans accounts for $249 thousand of the decrease in interest income for the nine months ended September 30, 2011.  Interest expense decreased to $5.6 million, a decrease of $594 thousand or 10%, for the nine months ended September 30, 2011, as compared to $6.2 million for the nine months ended September 30, 2010.  The decrease in interest expense is due primarily to the paydowns on our WesCorp Facility and Members United credit facilities during 2010 and 2011, as well as a decrease the interest rates paid on the Members United facility.  Net interest income decreased by $201 thousand during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Net interest income after provision for loan losses decreased to $1.5 million, a decrease of $441 thousand, or 23%, from $1.9 million for the nine months ended September 30, 2010.  This reduction in net interest income is primarily related to the increase in our provision for loan losses.   In September 2011, we received new information on the collateral value of several of our impaired loans, which caused us to record additional provisions.

Our non-interest operating expenses for the nine months ended September 30, 2011 increased to $2.9 million from $2.3 million for the same period ended September 30, 2010, an increase of 27%.  Salaries and benefits expenses increased by $140 thousand as a result of hiring four new employees since September 30, 2010.  Marketing and promotion expenses increased by $67 thousand as our marketing staff attended several conferences, developed new promotional materials related to the sale of our debt securities, and implemented new marketing initiatives on behalf of the Company.  Office operations expenses increased by $316 thousand to $1.1 million for the nine months ended September 30, 2011 as compared to $775 thousand for the nine months ended September 30, 2010.  The most significant increases in office operations expenses were attributable to an increase of $168 thousand related to the depreciation and maintenance of our new core data processing system and accounting system, as well as by $117 thousand related to the management of our loan portfolio, particularly our loans in foreclosure.  Legal expenses also increased $96 during 2011 as we have incurred increased legal and consulting expenses related to the launch of MP Securities, regulatory review of MP Securities’ request to act as a selling agent for the Company’s Class A Notes Offering and the refinancing of our debt.

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

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)

	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$7,258	$22	1.21%	$7,953	$22	1.08%
Interest-earning loans [1]	163,245	2,657	6.46%	187,863	3,094	6.54%
Total interest-earning assets	170,503	2,679	6.23%	195,816	3,116	6.31%

Non-interest-earning assets	11,744	--	--	6,945	--	--
Total Assets	182,247	2,679	5.83%	202,761	3,116	6.10%

Liabilities:
Public offering notes – Class A	45,942	469	4.05%	47,321	474	4.01%
Public offering notes – Alpha Class	4,990	72	5.75%	6,777	95	5.57%
Special offering notes	8,984	98	4.30%	8,380	81	3.85%
International notes	154	2	4.98%	288	3	4.61%
Subordinated notes	147	--	0.22%	2,792	49	7.02%
Borrowings from financial institutions	111,923	1,150	4.08%	124,538	1,344	4.32%

Total interest-bearing liabilities	$172,924	$1,791	4.13%	$190,096	2,046	4.30%

Net interest income		$888			$1,070
Net interest margin [2]			1.93%			2.09%

[1] Loans are net of deferred fees but gross of the allowance for loan losses
[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $170.5 million during the three months ended September 30, 2011, from $195.8 million during the same period in 2010, a decrease of $25.3 million or 13%. The average yield on these assets decreased to 6.23% for the three months ended September 30, 2011 from 6.31% for the three months ended September 30, 2010. This average yield decrease is related to placing two additional loans on non-accrual, as well as performing troubled debt restructurings on several loans at the end of 2010 and beginning of 2011 that decreased the interest rates on those loans.  The average yield on total assets decreased from 6.10% for the three months ended September 30, 2010 to 5.83% for the three months ended September 30, 2011.  This is primarily related to the increase in non-interest-earning loans.  In addition to several loans in foreclosure, we began recording interest payments as a reduction of principal on four other collateral-dependent loans, causing them to be reclassified into this asset category.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $172.9 million during the three months ended September 30, 2011, from $190.1 million during the same period in 2010. The average rate paid on these notes and borrowings decreased to 4.13% for the three months ended September 30, 2011, from 4.30% for the same period in 2010. The decrease on the average interest rate paid on these liabilities was primarily related to decrease of the interest paid on our Members United facility, which repriced to 3.96% from 4.39% in April, 2011.

Net interest income for the three months ended September 30, 2011, was $888 thousand, which is a decrease of $182 thousand, or 17%, for the same period in 2010.  Net interest margin decreased 19 basis points to 1.93% for the quarter ended September 30, 2011, compared to 2.09% for the quarter ended September 30, 2010.

	Average Balances and Rates/Yields
	For the nine months ended September 30,
	(Dollars in Thousands)

	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$7,856	$69	1.17%	$9,611	$91	1.26%
Interest-earning loans [1]	170,219	8,258	6.47%	188,856	9,031	6.38%
Total interest-earning assets	178,075	8,327	6.24%	198,467	9,122	6.13%

Non-interest-earning assets	11,197	--	--	7,143	--	--
Total Assets	189,272	8,327	5.87%	205,610	9,122	5.92%

Liabilities:
Public offering notes – Class A	46,202	1,414	4.08%	47,643	1,385	3.88%
Public offering notes – Alpha Class	5,156	221	5.73%	8,817	361	5.45%
Special offering notes	9,461	288	3.92%	8,063	251	4.15%
International notes	174	6	4.53%	355	12	4.35%
Subordinated notes	675	32	6.37%	2,754	144	6.96%
Borrowings from financial institutions	116,154	3,602	4.13%	125,014	4,004	4.27%

Total interest-bearing liabilities	$177,822	5,563	4.17%	$192,646	6,157	4.26%

Net interest income		$2,764			$2,965
Net interest margin [2]			1.95%			1.92%

[1] Loans are net of deferred fees and loan discounts
[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $178.1 million during the nine months ended September 30, 2011, from $198.5 million during the same period in 2010, a decrease of $20.4 million or 10%. The average yield on these assets increased to 6.24% for the nine months ended September 30, 2011 from 6.13% for the nine months ended September 30, 2010. The average yield increase on interest-earning assets was related to an improvement in interest payment collections on our restructured loans.  As we expanded our loan management department and took over servicing on many of these loans, we were able to better monitor and successfully modify payment plans for some of the loans in our portfolio. The average yield on total assets decreased to 5.87% for the nine months ended September 30, 2011 from 5.92% for the nine months ended September 30, 2010. This average yield decrease was related mostly to the increase in non-interest-earning loans.  In addition to several loans in foreclosure, we began recording interest payments as a reduction of principal on four other collateral-dependent loans, causing them to be reclassified into this asset category.  $249 thousand of interest payments on these collateral-dependent impaired loans was recorded against the principal balance of loans receivable rather than to interest income.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $177.8 million during the nine months ended September 30, 2011, from $192.6 million during the same period in 2010. The average rate paid on these notes decreased to 4.17% for the nine months ended September 30, 2011, from 4.26% for the same period in 2010. The average rate paid decreased due to the repricing of several of the tranches on our Members United facility in the second quarter of 2011.  This offset an increase in the average rate paid on our Class A notes and our Alpha class notes.  The rates on our Class A notes increased as the rates on which these notes are indexed have increased from the prior year.  The rates on Alpha class notes have increased as these notes are no longer being offered, and the only notes remaining have longer terms and therefore larger interest rates.  The average rate paid on our special and subordinated notes decreased, as notes with higher than average rates have matured and been replaced with lower yield notes.

Net interest income for the nine months ended September 30, 2011, was $2.8 million, which was a decrease of $201 thousand, or 6% for the same period in 2010.  Net interest margin increased 3 basis point to 1.95% for the nine months ended September 30, 2011, compared to 1.92% for the nine months ended September 30, 2010. This remained relatively stable, as the decrease in yield on total assets roughly equaled the decrease in rates paid on interest-bearing liabilities.

Rate/Volume Analysis of Net Interest Income

	Three months Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(2)	$2	$--
Total loans	(305)	(132)	(437)
	(307)	(130)	(437)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(14)	9	(5)
Public offering notes – Alpha Class	(27)	4	(23)
Special offering notes	6	11	17
International notes	(1)	--	(1)
Subordinated notes	(24)	(25)	(49)
Other	(132)	(62)	(194)
	(192)	(63)	(255)
Change in net interest income	$(115)	$(67)	$(182)

Rate/Volume Analysis of Net Interest Income

	Nine months ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(16)	$(6)	$(22)
Total loans	(681)	(108)	(773)
	(681)	(114)	(795)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(42)	71	29
Public offering notes – Alpha Class	(158)	18	(140)
Special offering notes	43	(6)	37
International notes	(6)	--	(6)
Subordinated notes	(100)	(12)	(112)
Other	(278)	(124)	(402)
	(541)	(53)	(594)
Change in net interest income	$(140)	$(61)	$(201)

Financial Condition

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General.  Total assets decreased by $15.6 million, or 8%, between December 31, 2010 and September 30, 2011.  This decrease was due to the payoff of several loans.  Our loans receivable, net of allowance for loan losses, decreased by $16.0 million, or 9%, over this period.  The proceeds of these loan payoffs were used to pay down our borrowings from financial institutions and redeem certain debt securities that matured during this period.

During the nine month period ended September 30, 2011, gross loans receivable decreased by $16.0 millon, or 8%, to $175.8 million from $191.8 million at December 31, 2010.  This decrease is due to the payoff of nine loans that were not renewed at maturity, the sale of one of our mortgage loan investments, and one loan that was partially charged-off, with the balance of $1.4 million transferred to foreclosed assets.  We originated one large loan for $4.2 million during this period and subsequently sold $3.8 million of that loan as a participation interest.  We are not holding any of the loans currently in our portfolio for sale.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  99.7% of these loans are secured by real estate, while one loan that represents 0.3% of our portfolio is unsecured.  Our portfolio yielded a weighted average interest rate of 6.40% at September 30, 2011, as compared to 6.39% at December 31, 2010.

Non-performing Assets.  Non-performing assets consist of non-accrual loans and one foreclosed asset, which is a real estate property.  Non-accrual loans include any loan that becomes 90 days or more past due, loans where terms have been modified in a favorable manner to the borrower due to financial difficulty (referred to herein also as “troubled debt restructurings”), and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according their modified payment terms without exception for at least six months.  At September 30, 2011, we had one loan with a balance of $614 thousand that was more than 90 days past due, however we did not put this loan on non-accrual since its delinquency was related to a delay in extending the loan’s maturity date rather than an inability or unwillingness to pay.  The extension on this loan was completed in October and we have received loan payments to bring the loan current.

Some non-accrual loans are considered collateral dependent.  These are defined as loans where there is a significant possibility that repayment of principal will involve the sale of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. On non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had sixteen nonaccrual loans as of September 30, 2011, up from fourteen nonaccrual loans at December 31, 2010.  In June 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, the Company had never foreclosed on or taken a charge-off on a mortgage loan investment it had acquired.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)

	September 30, 2011	December 31, 2010
Non-Accrual Loans:1

Collateral Dependent:

Delinquencies over 90-Days	$6,511	$9,235
Troubled Debt Restructurings2	7,678	4,167

Total Collateral Dependent Loans	14,189	13,402

Non-Collateral Dependent:

Delinquencies over 90-Days	2,494	216
Troubled Debt Restructurings3	10,023	13,389

Total Non-Collateral Dependent Loans	12,517	13,605

Loans 90 Days past due and still accruing	614	--

Total Non-Accrual Loans	26,706	27,007
Foreclosed Assets	1,374	--

Total Non-performing Assets	$28,080	$27,007

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal

2 Includes $4.9 million and $1.4 million of restructured loans that were over 90 days delinquent as of September 30, 2011 and December 31, 2010, respectively.

3 Includes $2.8 million of restructured loans that were over 90 days delinquent as of December 31, 2010.

At September 30, 2011, we had twelve restructured loans that were on non-accrual status.  Four of these loans were over 90 days delinquent.  We had five non-restructured loans that were over 90 days past due.  As noted above, one of these five loans is not considered impaired or non-performing and remained on accrual status.  As of September 30, 2011, we had one foreclosed asset in the amount of $1.4 million.

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

We also identify individual loans which we believe have a greater risk of loss than is addressed by the general reserves.   These are identified by examining delinquency reports, both current and historic, monitoring collateral value, and periodic review of borrower financial statements.  For loans that we determine require a specific reserve, management will first determine the value at risk on the investment, defined as the unpaid principal balance less the collateral value net of estimated costs associated with selling a foreclosed property.  Management will then make an estimate of the likelihood of loss and apply that to the value at risk in order to determine an adequate specific reserve.  For loans that are collateral dependent, the entirety of the value at risk will be reserved.  Loans that carry a specific reserve are formally reviewed quarterly, although reserves will be adjusted more frequently if additional information regarding the loan’s status or its underlying collateral is received.

Finally, our allowance for loan losses includes reserves related to troubled debt restructurings.  These reserves are calculated as the difference in the net present value of payment streams between a troubled debt restructuring at its modified terms as compared to its original terms, discounted at the original interest rate on the loan.  These reserves are recorded at the time of the restructuring and amortized into interest income over the life of the loan as payments are made.

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At both September 30, 2011 and December 31, 2010, the allowance for loan losses was $4.0 million.  This represented 2.3% and 2.1% of our gross loans receivable at those respective dates.

	Allowance for Loan Losses
	as of and for the
	Nine months Ended		Year Ended
	September 30,		December 31,
	2011	2010	2010
Balances:	($ in thousands)
Average total loans
outstanding during period	$183,924	$197,122	$195,967
Total loans outstanding
at end of the period	$175,819	$194,258	$191,777
Allowance for loan losses:
Balance at the beginning of period	$3,997	$1,701	$1,701
Provision charged to expense	1,305	1,065	2,377
Charge-offs
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	1,279	--	--
Participation Junior	--	--	--
Total	1,279	--	--
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs
(recoveries)	1,279	--	--
Accretion of allowance related to restructured loans	67	84	81

Balance	$3,956	$2,682	$3,997

Ratios:
Net loan charge-offs to average total loans	0.70%	0.00%	0.00%
Provision for loan losses to average total loans	0.71%	0.54%	1.21%
Allowance for loan losses to total loans at the end of the period	2.25%	1.38%	2.08%
Allowance for loan losses to non-performing loans	14.81%	11.46%	14.80%
Net loan charge-offs to allowance for
loan losses at the end of the period	32.33%	0.00%	0.00%
Net loan charge-offs to Provision for loan losses	98.01%	0.00%	0.00%

Borrowings from Financial Institutions.  At September 30, 2011, we had $111.0 million in borrowings from financial institutions.  This is a decrease of $10.8 million, or 9%, from December 31, 2010.  This decrease is the result of paydowns on both the Members United $10 Million LOC as well as regular monthly payments of $116.7 thousand on the WesCorp Facility.  On August 26, 2011, we fully paid down the remaining balance on the $10 Million LOC.  On November 4, 2011, we completed an agreement with the NCUA to refinance the remaining principal balance on the existing Members United $100 Million CUSO Line and the Wescorp Facility.  The remaining balance on these facilities, $87.3 million and $23.5 million, respectively, as of November 4, 2011, are term facilities that bear interest at a rate of 2.525%.  The final principal and interest payment on both facilities is due on October 31, 2018.  See Note 5, “Line of Credit and Other Borrowings” under Item 1, Notes to Consolidated Financial Statements.

Notes Payable.  Our notes payable consist of debt securities sold under several registered national offerings as well as notes sold to accredited investors.  These notes had a balance of $59.0 million at September 30, 2011, which was a decrease of $3.1 million, or 5%, from $62.1 million at December 31, 2010.  The decrease is related to the non-renewal of Class A Notes (Fixed Series) and the withdrawal of funds from Class A Notes (Variable Series) by several investors.

Members’ Equity.  Total members’ equity was $9.3 million at September 30, 2011, a decrease of $619 thousand or 5.7%, from $10.9 million at December 31, 2010.  This decrease is due mainly to our net loss of $1.3 million for the nine months ended September 30, 2011, as well as $285 thousand of expenses related to our Series A Preferred Units, which generate quarterly dividends.  In addition, we repurchased 500 Series A Preferred Units for $45 thousand during the nine months ended September 30, 2011.  We did not repurchase any Series A Preferred Units during the year ended December 31, 2010.

Liquidity and Capital Resources

September 30, 2011 vs. September 30, 2010

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans, and potential loan sales are sources of asset liquidity. Sales of investor notes, and access to credit lines are sources of liability liquidity. The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and investor notes. Management believes that the Company maintains adequate sources of liquidity to meet its liquidity needs.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We anticipate an increase in note sales once MP Securities commences operations, as this will remove many of the restrictions on our ability to sell debt securities.  Note sales will allow us to finance additional mortgage loan investments.  Some of these will be retained to generate interest income.  However, we also plan on selling participations in a portion of those investments.  The cash gained from these sales will be used to originate additional loan investments or to fund operating activities.

We also have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the nine months ended September 30, 2011, our investors renewed their debt securities investments at a 78% rate.  During the nine months ended September 30, 2010, 66% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.

The net decrease in cash during the nine months ended September 30, 2011 was $924 thousand, as compared to a net decrease of $2.1 million for the nine months ended September 30, 2010, an improvement of $1.2 million. Net cash used by operating activities totaled $203 thousand for the nine months ended September 30, 2011, as compared to net cash provided by operating activities of $526 thousand for the same period in 2010. This decrease is attributable primarily to a larger net loss over the same period in 2010.

Net cash provided by investing activities totaled $13.6 million during the nine months ended September 30, 2011, as compared to $4.7 million used during the nine months ended September 30, 2010, an increase in cash of $8.9 million. This increase is primarily related to the sale of $5.4 million of loan participations during the nine months ended September 30, 2011, as well as the pay off of nine loans during this period.

Net cash used by financing activities totaled $14.3 million for the nine month period ended September 30, 2011, a decrease in cash of $7.0 million from $7.3 million used in financing activities during the nine months ended September 30, 2010. This difference is attributable to the increase in paydowns of our line of credit borrowings.

At September 30, 2011, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $6.2 million, a decrease of $924 thousand from $7.1 million at December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Principal Accounting Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2011.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our President and Principal Accounting Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the our internal controls over financial reporting that occurred in the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:           November 14, 2011

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)                                By: /s/ Susan B. Reilly______________________
Susan B. Reilly,
Chief Financial Officer