Form 10-K
period 2011-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2012-03-30
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

As of December 31, 2008 (the last date any sale or exchange was made of our Class A common units), the aggregate market value of the registrant’s Class A common units held by non-affiliates was $1,809,572.   The registrant has sold no Class A common units within the past sixty days and there is no public market value for the registrant’s Class A common units.  The number of Class A common units outstanding, as of March 30, 2012, was 146,522.

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

PART I

Item 1.  BUSINESS

Our Company

We are a privately owned California limited liability company with 12 equity owners, each of whom is a federal or state chartered credit union (“we”, “us”, “our” or the “Company”). We exist to help make evangelical ministries more effective by providing ministries with Biblically-based, value-driven financial services and by providing funding services to the credit unions who serve those ministries. We do this by investing in mortgage loans made to churches and ministries. These loans are typically originated by credit unions and secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church-related organizations such as Christian schools and ministries.  Most of the mortgage loans in our loan portfolio have been purchased from our largest equity investor, the Evangelical Christian Credit Union of Brea, California (“ECCU”), and ECCU acts as our primary servicer for most of those loans.

In recent years, we have developed the capability to originate and service loans ourselves and an increasing proportion of our portfolio is now originated and serviced by us.  As of December 31, 2011, we owned a total of 128 mortgage loans, with an outstanding principal balance of $170.9 million.  The average loan balance for our mortgage loan investments is $1.3 million and our loans have a weighted average life to maturity period of 2.2 years at December 31, 2011.  Substantially all of our business operations currently are conducted in California and our mortgage loan investments are primarily concentrated in California.

We were incorporated under California law on October 22, 1991 under the name Ministry Partners Investment Corporation and established as a credit union service organization, or "CUSO," by ECCU for the purpose of providing mortgage loans to evangelical churches and ministry organizations. Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company. This conversion was a statutory conversion authorized under Section 1150 of the California Beverly Killea Limited Liability Company Act. Upon the conversion, we became, by operation of law, a California limited liability company. As a result of the conversion, our name changed to "Ministry Partners Investment Company, LLC.” Since the conversion became effective, we have been managed by a group of managers that carry out their duties similar to the role and function that the board of directors performed under our previous bylaws.  Operating like a board of directors, the managers have full, exclusive and complete discretion, power and authority to oversee the management of our affairs.

To finance our mortgage loan investments, we obtain funds from the sale of our debt securities. We also obtain funds from lines of credit provided by various financial institutions and, from time to time, sell participation interests in our mortgage loan investments to generate additional funds. We market our debt securities primarily to investors who are in or associated with the Christian community, including individuals, ministries and other organizations and associations.  As a CUSO, we invest in and originate loans made to evangelical churches and ministry organizations.

In 2007, we created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by us for subsequent securitization.  The funds for these acquisitions came primarily from a $150 million line of credit provided by Fairway Finance Company, LLC as lender and BMO Capital Market Corp., as agent (the “BMO Facility”). Because of the collapse of the mortgage-backed securities market and severe credit crisis that adversely impacted global financial markets in the latter part of 2008, we did not securitize any of the mortgage loans that MPF purchased.  MPF’s loan purchasing activity continued through early 2009, after which its operations ceased and its assets, including loans, were transferred to us.  All liabilities of MPF have been paid off.  We closed down the active operations of MPF effective December 31, 2009 but we plan to maintain MPF’s existence as a Delaware limited liability company for possible future use as a financing vehicle to effect debt financing transactions.

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

On April 26, 2010, we formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  On July 6, 2010, MP Securities became a registered broker dealer firm under Section 15 of the Securities Exchange Act of 1934.  Effective as of March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. MP Securities has requested that FINRA approve its request to act as a selling agent for the Company’s Class A Notes offering that will be offered under a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”).  In addition to serving as a selling agent for the Company’s Class A Notes and other debt securities, MP Securities will also provide securities brokerage services to other credit unions and credit union service organizations and the customers and institutions they serve.

We are a California limited liability company and our principal executive offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720 and our website address is www.ministrypartners.org.

Our Business

We are a non-bank financial institution that does business on a national basis and we were organized for the specific purpose of assisting evangelical Christian churches and organizations by providing financing for the acquisition, development and/or renovation of churches or church-related properties.  This market segment has grown dramatically over the years since our inception and both the size of the loans and number of qualified borrowers in this sector has steadily increased. Prior to the 2008 global financial crisis that adversely affected real estate values in certain regions of the United States, the size of the church and ministry mortgage financing market in the United States was estimated to range between $20 billion and $40 billion annually.  While post-crisis estimates of the size of this market have been difficult to obtain, we believe that the demand for ministry loans will continue to exceed available lending and financing sources for this sector. We base our belief on our past experience with making loans to this market segment and on information we have obtained through contact with sources in the industry.  We believe that the contraction of ministry lenders serving this market presents us with a significant opportunity.  Those ministry lenders that are active in the market appear to have tightened their credit standards.  Competition for the highest quality borrowers can be intense in certain markets.

Because the financial base and resources of church and ministry organizations have grown larger and these organizations increasingly employ more sophisticated accounting and budgetary practices, more financial institutions are now willing to originate, participate in or purchase loans in this market segment. As a result, a limited but robust secondary market for these loans has developed among financial institutions, especially credit unions and we are an active participant in that market.  As commercial lenders, financial institutions and ministry lenders have curtailed their origination of new ministry mortgage loans or, in some instances liquidated their operations or commenced bankruptcy proceedings, we believe there has been a significant contraction in the number of financial institutions and ministry lenders that specialize in and have a proven track record in acquiring, originating and managing a loan portfolio that is focused on church ministry loans.

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

Although in recent years we have primarily relied on credit facilities made available by institutional lenders to fund our mortgage loan investments, we believe that it will be important for the Company in the next few years to transition to a more diverse mix of financing sources that includes the sale of debt securities to institutional and high net-worth investors collateralized by specific mortgage loans, expanded efforts to generate capital through the sale of loan participation interests to other financial institutions and expanding the sale of our debt securities through the efforts of our recently activated, wholly-owned broker dealer firm, MP Securities.

Our revenue is generated primarily from:

•	interest income from our mortgage loan investments; and

•	fee income generated from originating and servicing of mortgage loans.

In 2011, the United States economy continued to show signs of a limited recovery from the deep recession that commenced in 2008 with the collapse of the country’s financial markets.  In particular, our church and ministry borrowers have been impacted by the sharp rise in unemployment that followed the financial collapse of a U.S. economy that has been characterized by uncertainty in business and consumer confidence and substantial declines in property values in many of the markets we serve.  As national employment statistics slowly improved, churches and ministries began reporting more stable revenues and improvements in their financial positions.  Our mortgage loan portfolio also reflected this trend in 2011 as we began to see an improvement in the quality of our loan portfolio, a decrease in the number of loans being characterized as non-performing and improvements in the performance of borrowers whose loans had been restructured.

During 2011, we successfully (i) improved our liquidity and strengthened our balance sheet through the refinancing and extension of our $87.3 million and $23.5 million credit facilities; (ii) substantially reduced the borrowing rate on our primary credit facilities thereby positioning the Company to benefit from substantial reductions in interest expense on our $87.3 million and $23.5 million credit facilities over the remaining term of such facilities; (iii) obtained regulatory approval from the SEC and FINRA to commence operations of our wholly-owned subsidiary, MP Securities, as a broker dealer firm; (iv) strengthened management over our loan portfolio through the implementation of enhanced collections, appraisal and loan risk rating policies and the expansion of a credit management team that is focused on resolving delinquent and defaulted loans through a combination of  workouts, restructurings and, where inevitable, foreclosure actions; and (v) began to implement a strategy designed to diversify our revenue sources and make us less dependent on realizing a favorable net interest rate margin from our mortgage loan investments.  Although we are reporting a net loss of $1.044 million for the year, caused primarily by taking additional provisions for loan losses of $1.5 million resulting from the decline in collateral value for two of our non-performing loans, we believe we are positioned to take advantage of reduced borrowing costs on our credit facilities, achieve improvements in the quality of loans in our portfolio and pursue opportunities that could result in more diversified sources of revenue for the Company.

Lending Activities

Loan Origination, Acquisition and Underwriting

We have expanded our in-house staff, improved our operational systems and underwriting resources which has enabled us to expand our ability to originate, underwrite and service our mortgage loan investments.  From time to time, we also purchase mortgage loans and loan participation interests from other financial institutions, including ECCU.  When we acquire a mortgage loan or loan participation interest, we apply our internally developed underwriting criteria and loan acquisition policies and review the underwriting procedures carried out by the financial institution that is selling the loan or participation interest.  When we originate a loan, we rely entirely on our own underwriting capabilities and standards.  Typically, we receive an origination fee and loan processing fee at the inception of each loan.  In 2010, we purchased $924.5 thousand in mortgage loans from ECCU.  While we did not purchase any loans from ECCU during the year ended December 31, 2011, we purchased $2.0 million in mortgage loans from other financial institutions.  As a result of our increased focus on originating our own loans, we originated $4.7 million and $7.7 million in loans during the years ended December 31, 2011, and 2010, respectively.

Servicing

ECCU has been making mortgage loans for ministry related projects for over 40 years and has originated and currently provides loan servicing arrangements for more than $2.1 billion in mortgages held by investors.  Based upon ECCU’s successful record in underwriting profitable and performing mortgage loans, we have entered into a servicing agreement with ECCU for certain of our mortgage loan investments.  As of December 31, 2011, ECCU was servicing 95 loans for us, totaling approximately $125.4 million in loan principal outstanding.  During 2011, we purchased two loan participations totaling approximately $2.0 million which are being serviced by America’s Christian Credit Union, a Glendora, California based credit union.

In 2010, we implemented a new core processing system.  This system, as well as an increase in support staff, has allowed us to take on the servicing of 28 loans previously serviced by ECCU, as well as the servicing of three loans originated by us.  As of December 31, 2011, we were servicing 31 loans, totaling approximately $45.4 million in loan principal outstanding.  During 2012, we estimate that we will refinance around $31.9 million of maturing loans in our loan portfolio for which we will assume the servicing role, thus realizing significant cost savings. Even accounting for the cost of adding new staff and systems to increase our loan servicing capacity, we expect to achieve significant decreases in costs by servicing our loan portfolio over the next several years.  Our newly developed servicing capability also represents the operational foundation of our loan participation strategy, which will enable us to produce recurring servicing revenue on an off-balance sheet portfolio of participated loans. The conversion of our technology platform enables us to process, record, transmit and account for all financial and operational data for the benefit of other credit unions, finance lenders, churches, financial institutions and investors. With these additional capabilities, we believe we will be able to expand our loan servicing capabilities.

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

Construction Loans

Construction loans may be made to finance the construction or restoration of facilities for schools, worship facilities or ministry related purposes.  These loans normally will have a final maturity that will not exceed five years, with a construction draw period that will not exceed 12 months.  In most instances, construction loans are interest-only on the outstanding balance drawn for construction.  Under our Church and Ministry Loan Policy, the maximum loan to value ratio for a construction loan is 90%.  As of December 31, 2011, we did not have any outstanding construction loan commitments.

Participation Interests

From time to time, we also invest in participation interests in secured mortgage loans, whereby we own a participation interest in a mortgage with a credit union or other lender.  By investing in a participation interest, we can participate in a larger loan investment and diversify our mortgage loans investment portfolio while minimizing our exposure to the aggregate amount of the loan.  When we invest in a “participation interest”, we purchase an undivided interest in a loan that has been originated by a credit union or other financial institution and we share principal and interest payments received from the borrower in an agreed upon manner.  When we purchase a participation interest, the purchase transaction is governed by a participation agreement entered into by the originator and the participant containing guidelines as to ownership, control and servicing rights.  In most instances, the originator retains all rights with respect to enforcement, collection and administration of the loan.  When we enter into a loan participation agreement to purchase a loan participation interest from a financial institution, we may have more limited access to the borrower and the lead lender is generally entitled to exercise discretionary power in administering performing loans and undertaking collection efforts in connection with any of its non-performing loans.  As of December 31, 2011, approximately $48.7 million, or 29% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions, including ECCU.

Line of Credit

We may make line of credit arrangements available to borrowers to meet their temporary working capital needs.  The term of such arrangements typically will not exceed one year and will provide for minimum interest payments during the term of the loan.  For loans made to members of credit unions that are secured by real property, accounts receivable, and/or inventory, the maximum loan to value ratio is 90% based upon the current value of the collateral.  As of December 31, 2011, we had $181.8 thousand in unfunded line of credit commitments.

Letters of Credit

Under our Church and Ministry Loan Policy, we are authorized to issue letters of credit granting the person named in the letter the right to demand payment from us for up to a specified amount provided the conditions set out in the letter are met.  We require that a letter of credit be fully secured by funds on deposit or restricted funds on a line of credit with a draw period on the line of credit that meets or exceeds the draw period on the letter of credit.  As of December 31, 2011, we had no outstanding letter of credit commitments.

Our Loan Policies

When we launched the Company, we relied upon ECCU to originate a sufficient supply of mortgage loans made to churches, schools, ministries and other non-profit corporations to purchase land, develop facilities, construct or renovate worship facilities or refinance existing indebtedness.  Because ECCU has been making mortgage loans for ministry related projects for over 40 years and has a successful record in underwriting profitable and performing mortgage loans, we have contracted with ECCU to service a substantial portion of the loans in our loan portfolio.  In recent years we have expanded our operations to include our own independent loan origination and underwriting activities.  Our loan underwriting process involves a review and analysis of the church or ministry’s financial operation, the strength of the organization’s leadership team, prior history, financial capability, value of collateral and general creditworthiness.

Our managers establish our loan policies and review them periodically and, from time to time, have authorized designated loan officers and our President to make loans within certain limits established by our managers.  Our managers adopted a Church and Ministry Loan Policy to support our expanded levels of acquisition and origination of loans and also appointed a Credit Review Committee to review and carry out our loan policy.  The Credit Review Committee may approve loans up to 25% of our tangible net worth or 5% of our aggregate loan portfolio, whichever is less.  For loans exceeding the threshold, our managers have established an Investment Committee that reviews our loans and loan requests which exceed certain prescribed limits under our loan policies.   Upon approval, we issue a written loan commitment to the applicant that specifies the material terms of the loan.

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

•
Loan Limits.  The aggregate total of all construction loans or loans secured by junior liens on real property may not exceed 200% of our tangible net worth.  The maximum aggregate amount of any loan or loans to one borrower (or to related entities) may not exceed 25% of our tangible net worth at the time the loan is funded or acquired.  The maximum aggregate amount of unsecured loans to any one borrower may not exceed 10% of our tangible net worth at the time the loan is funded or acquired.  For any loan that exceeds 25% of our tangible net worth or 5% of our loan portfolio, whichever is less, the loan must be approved by our managers prior to funding.

Subject to the foregoing discussion, the following tables demonstrate and confirm our compliance with these loan limit policies:

AGGREGATE CONCENTRATION LIMITS (dollars in thousands)
	Policy Limit	Year Ended December 31, 2011			Year Ended December 31, 2010
	% of Tangible Net Worth (TNW)	Number of Loans	Unpaid Balance	% of TNW	Number of Loans	Unpaid Balance	% of TNW
Construction Loans	200%	--	$--	--	--	$--	--
Junior Liens	200%	13	17,665	186.4%	15	20,297	186.9%
Unsecured Loans	100%	1	465	4.9%	1	849	7.8%

SINGLE BORROWER CONCENTRATION LIMITS (dollars in thousands)

	Policy Limit	Year Ended December 31, 2011			Year Ended December 31, 2010
	% of Tangible Net Worth (TNW)	Number of Loans Over Limit	Aggregate Unpaid Balance	% of Portfolio	Number of Loans Over Limit	Aggregate Unpaid Balance	% of Portfolio
Unsecured Loans To One Borrower	10%	--	$465	0.3%	--	$849	0.4%
Loans to One Borrower	25%	38	87,320	51.1%	17	50,115	26.1%

	LARGEST SINGLE BORROWER EXPOSURES (dollars in thousands)
	Policy Limit	Year Ended December 31, 2011		Year Ended December 31, 2010
	% of Tangible Net Worth (TNW)	Aggregate Unpaid Balance	% of TNW	Aggregate Unpaid Balance	% of TNW
Largest Real Estate Secured Loan	25%	$4,652	49.1%	$4,720	43.5%
Largest Unsecured Loan	10%	465	4.9%	849	7.8%
Largest Single Borrower	25%	4,652	49.1%	4,720	43.5%

As of December 31, 2011 and 2010, respectively, we were in compliance with our policy on aggregate concentration limits for construction loans, junior liens and unsecured loans, as well as our policy limit for unsecured loans to one borrower. Our portfolio included 38 loans at December 31, 2011 and 17 loans at December 31, 2010 that exceeded our policy limits for loans to one borrower.  All of the aforementioned loans exceeding policy limits were originated or purchased in compliance with our policy, which allows our managers or the Company’s Loan Investment Committee to approve certain exceptions.

Of the 38 loans that were out of compliance at December 31, 2011, three were approved as exceptions by our managers or our Loan Investment Committee, one loan was purchased before the current policy was adopted, and two loans were purchased by MPF under a different policy that existed for MPF at the time and were subsequently transferred to us as part of the BMO Facility liquidation.  The remaining 32 loans migrated out of compliance solely due to a decline in our tangible net worth in recent years, which was mainly the result of increased provisions for loan losses.

Our Loan Investment Committee has reviewed these remaining 32 loans and has requested that senior management report back to the committee its recommendations as to whether a reduction in exposure to any of these loans would be advisable.  If the Company is able to increase its earnings, reduce its allowance for loan losses, reverse its reserves for loan losses and/or raise additional equity capital, we believe that we will be able to significantly reduce the number of loans that exceed our loan limits for any one borrower.  If we are unable to achieve a reduction in the numbers of loans that exceed our concentration limits, we could reduce our exposure through the sale of participation interests, or enter into a transfer, exchange or a financing transaction involving such loans.  Our senior management team will report its findings and recommendations to the Loan Investment Committee later in 2012.

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

Our Loan Investment Portfolio

We invest primarily in mortgage loans secured by liens on churches, church-related and/or ministry-related properties. Generally, our mortgage loans are secured by first liens, but under limited circumstances, we may invest in loans secured by junior liens. The payment of our mortgage loan investments is not insured and, in general, is not guaranteed by any person or by any government agency or instrumentality. We must, therefore, look to foreclosure on the property securing the loan as the primary source of recovery in the event the loan is not repaid as required. Some of our mortgage loan investments are partial participation ownership in a mortgage loan, whereby we own an undivided interest in the loan investments with other institutions. Generally, the percentage of our ownership interest in our mortgage loans has ranged from 1% to 100%. Joint ownership allows us to participate in larger loans and in a greater number of loans than we would otherwise be able to afford, and therefore allows us to achieve greater diversification for our mortgage loan investment portfolio.

Our cash and loan investments for the years ended December 31 are set forth below:

	Year Ended December 31, (dollars in thousands)
	2011	2010
Assets
Cash	$11,167	$7,078

Loans, net of allowance for loan losses of $4,127 and $3,997 in 2011 and 2010, respectively	165,355	187,005

Accrued interest receivable	725	742

Set forth below are the amounts we invested in each loan category for the years ended December 31, 2011 and 2010, respectively:

	Year Ended December 31, (dollars in thousands)
	2011		2010
Loan Category	Amount	Percent of Portfolio	Amount	Percent of Portfolio
Loans to evangelical churches and related organizations (Real estate secured)	$170,455	99.7%	$190,928	99.6%
Construction Loans	--	--	--	--
Unsecured	465	0.3%	849	0.4%
Total	$170,920	100.0%	$191,777	100.0%

At December 31, 2011, we had no loans that are considered individually material (10% of net assets or greater) to our financial operations.

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

Please see the discussion under Item 7. “Management Discussion and Analysis of Financial Condition −  Results of Operations” for information regarding our historical interest costs, interest income and yields realized on our mortgage loan investments for the years ended December 31, 2011 and 2010.

Loan Maturities

The following table sets forth the future maturities of our mortgage loan portfolio at December 31, 2011:

	Dollar Amount of Mortgage Loans Maturing During Year (in thousands):
	2012	2013	2014	2015	2016	After 2016	Total
Mortgage Loan Portfolio at:
December 31, 2011	$58,940	$62,191	$7,475	$14,284	$11,544	$16,486	$170,920

Included in the table above are 11 adjustable rate loans.  One loan for $2.4 million is due in 2012.  The remaining ten loans, totaling approximately $11.4 million, are due in 2021.

Diversification of Our Mortgage Loan Portfolio

The following table sets forth, as of December 31, 2011 and 2010, each state in which: (i) the unpaid balance of our mortgage loans was 10% or more of the total unpaid balance of our loan portfolio; and (ii) the number of our loans was 10% or more of our total loans:

	California (dollars in thousands)
	2011	2010

Unpaid Balance of Loans	$52,232	$48,986
%	31.14%	25.54%

Number of Loans	41	35
%	32.03%	24.82%

	Texas (dollars in thousands)
	2011	2010

Unpaid Balance of Loans	$24,421	$23,438
%	14.29%	12.22%

Number of Loans	14	14
%	10.94%	9.93%

Our Loan Renewal Policies

We offer to renew, re-underwrite or otherwise continue (i.e. renew) a maturing loan on a case-by-case basis, based on the terms of the maturing loan, the credit status of the borrower and our liquidity needs at the time. Prior to maturity, each loan is analyzed and re-underwritten to determine if it is a possible rollover candidate. Management then reviews our liquidity needs and conditions in determining whether to recommend to our Credit Review Committee to renew the loan.

Sale of Loan Participation Interests

From time to time, we enter into loan participation purchase and sale agreements and we believe there is a robust demand for church and ministry loans in the credit union industry.  When we sell a participation interest, a certificate is delivered and agreed upon which identifies the name of the borrower, the principal amount due under the loan, purchase price, interest rate, maturity date and participation percentage acquired under the loan.  When we sell a loan participation interest, we generally enter into a loan participation interest purchase agreement which includes standard representations and warranties that are typical for a transaction of this nature.  In addition, we are obligated to alert purchasers of such interests of certain material events which might affect the financial condition of the borrower and collectability of the loan.

During 2011, we entered into loan participation agreements to sell $5.4 million of loan participations to several credit unions.  In each of these agreements, CU Business Group, a credit union service organization located in Portland, Oregon, agreed to perform certain servicing duties for the participants, including accounting, reporting, and processing participation payments.

Performance and Monitoring of our Loan Portfolio

As of December 31, 2011, 95 of our 128 mortgage loan investments are serviced by ECCU and subject to ECCU’s collection policies.  Under the terms of our servicing agreement with ECCU, we monitor each mortgage loan or participation interest we acquire to ensure full payments are received as scheduled.  We also receive monthly reports from ECCU regarding our mortgage loan investments, including delinquent loan status reports.  For the loans that we service, we monitor payment receipts and delinquency.  We produce status reports on these loans similar to those which we receive from ECCU.  These status reports are included in monthly and quarterly reports management prepares for our managers.

Impaired Loans

An impaired loan is defined as a loan on which, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans include delinquent loans, loans on non-accrual status and all restructured loans, regardless of the loan’s interest accrual status. We use the terms “impaired loan” and “non-performing loan” interchangeably in the discussion below.

A "delinquent loan" is a loan which is 90 days or more past due. We treat a delinquent loan as an impaired loan. A "restructured loan" means a delinquent loan or an otherwise troubled loan for which we have given the troubled borrower concessions, generally with respect to payment accruals, interest rate reductions, and/or maturity date extensions, which we would not have given the borrower upon making the loan. A restructured loan may or may not be on non-accrual status. We treat a restructured loan as an impaired loan.  While our Credit Review Committee closely monitors our loan portfolio performance, there have been no material changes in our practices, policies and procedures with regard to how we treat our non-performing loans that have been adopted over the past two years.

We "charge off" or "write off" a loan against our allowance or reserve for loan losses when we believe the uncollectability of the loan balance is confirmed. In most cases, this directly correlates to the completion of foreclosure proceedings on the collateral.  Prior to June 2011, we have never had a charge-off on our mortgage loan investments.  In this instance, we incurred a charge-off immediately prior to the completion of foreclosure proceedings.

Delinquent Loans

Due to adverse economic conditions in the U.S., many churches have been materially impacted by high unemployment rates, foreclosures on homes owned by their members, collapsing real estate values and diminished net worth of their congregations and members.  Contributions to churches and ministries are especially sensitive to these economic trends facing the U.S. In 2009 and 2010, we experienced fluctuating but generally increasing rates in delinquencies on our mortgage loan investments. During 2011, delinquency rates have ranged from approximately 5.67% to 9.38% of the total amount of our mortgage loan investment portfolio.

We report a mortgage loan as delinquent if it is 90 days or more in arrears. At December 31, 2011, 7.46% of our portfolio qualified as delinquent.  We have adopted a proactive approach in responding to delinquencies in our loan portfolio. We or our primary servicing agent, ECCU, makes direct contact with the borrower within ten (10) days of an initial late payment. If the situation progresses to 30 days or more, we follow up with an onsite visit to discuss the borrower’s circumstances and how the borrower can bring the loan current.

In the event that an acceptable workout of a delinquent mortgage cannot be reached, we, or ECCU for any loans it services for us, will generally proceed with a foreclosure proceeding on any collateral securing the loan.  As of December 31, 2011, ECCU has initiated foreclosure actions on two mortgage loans which we own or in which we hold a participation interest, representing $3.6 million in outstanding indebtedness.  In addition, we initiated a foreclosure action on two mortgage loans made to the same borrower in which we hold a 100% interest.   These two loans represent $2.8 million in outstanding indebtedness at December 31, 2011.  Since inception, we have had only a single loan loss that has been charged off on our mortgage loan investments. The charge off occurred in June, 2011.  As of December 31, 2011, we have one real estate owned property with a value of $1.3 million.

Non-performing Loans

The table below sets forth the amounts and categories of non-performing assets in our portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan or the borrower warrant placing the loan on non-accrual status.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Troubled debt restructuring arrangements (or “TDRs”) are loans which include renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications may include a lower interest rate, an extension of the maturity date or reduction in accrued interest.  All TDRs (restructured loans) are initially placed on non-accrual status regardless of whether the loan was performing at the time it was restructured. During the past two years, there have been no material changes in our practices or policies governing how we handle a non-performing loan.

The following is a summary of our non-performing mortgage loans at December 31, 2011, and 2010, respectively (dollars in thousands):

	2011	2010

Non-accrual loans	$22,942 (1)	$27,007 (2)
Loans 90 days or more past due and still accruing	--	--
Restructured loans on accrual status	--	--
Total non-performing loans	22,942	$27,007

Non-performing loans as a percentage of total loans	13.4%	$14.1%

(1) Includes $16.4 million of restructured loans on non-accrual status. (2) Includes $17.0 million of restructured loans on non-accrual status.

For the year ended December 31, 2011 and the year ended December 31, 2010, gross interest income which would have been recorded had the non-accrual loans been current in accordance with their original terms amounted to $721 thousand and $973 thousand, respectively.  Interest in the amount of $94.6 thousand and $91.4 thousand, respectively, was included in income for the years ended December 31, 2011 and 2010 on such loans through the accretion of loan discount related to the net present value of cash flows.  We monitor our non-performing loans on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral for collateral-dependent loans, or the present value of projected future cash flows.

As of December 31, 2011, four of our non-performing loans were the subject of foreclosure proceedings.  We have set aside a reserve of $461 thousand for these four loans.  We are actively working with ECCU and the borrower in each of these foreclosure actions in an effort to minimize any losses on these loans.  Since inception, we have had only one foreclosure sale or judicial sale ordered on a loan we have acquired or originated.  Our interest in the real estate owned property acquired in foreclosure is carried at a value of $1.3 million at December 31, 2011.

Restructured Loans

From time to time, we have restructured a mortgage loan in light of the borrower's circumstances and capabilities. We review each of these cases on an individual basis, and approve any restructure based on the guidance stipulated in our Collections policy. If we decide to accept a loan restructure, we generally will not forgive or reduce the principal amount owed on the loan; in addition, the typical maturity term for a restructured loan does not exceed five years.  We classify a loan as a restructured loan when we make concessions we would not otherwise consider if offering a loan to a borrower. A restructuring of a loan usually involves an interest rate modification, extension of the maturity date, or reduction of accrued interest owed on the loan on a contingent or absolute basis.

In order to properly evaluate a potential restructure, when we receive a request for a modification or restructure, we evaluate the strength of the borrower’s financial condition, leadership of the pastoral team and board, developments that have impacted the church and its leadership team, local economic conditions, the value of the underlying collateral, the borrower’s commitment to sound budgeting and financial controls, whether there is a denominational guaranty of any portion of the indebtedness, debt service coverage for the borrower, availability of other collateral and any other relevant factors unique to the borrower.  While we have no written policy that establishes criteria for when a request for restructuring a loan will be approved, our Credit Review Committee reviews each request, solicits written reports and recommendations from management and summaries of the requests and actions taken by the Credit Review Committee are presented to the Company’s managers for their review at quarterly meetings throughout the year.

The following table shows the number and balance of restructured loans in our mortgage loan portfolio, as well as the percentage of our total portfolio those loans represented and the amount of allowance for loan losses associated with restructured loans at December 31, (dollars in thousands):

	2011	2010

Number of restructured loans	11	11
Balance of restructured loans	$16,356	$17,557
Percentage of loan portfolio	9.57%	9.15%
Allowance for loan losses associated with restructured loans	$1,700	$1,335
Discounts associated with restructured loans	$767	$580

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

The delinquency and default rates we are currently experiencing, while higher than historical levels, are within manageable limits, and the delinquency rates on our mortgage portfolio appear to have stabilized. We believe we have established adequate levels of reserves for any foreseeable losses, and we continue to evaluate the adequacy of such reserves in the light of current economic and operational conditions.

Allowance for Loan Losses

We establish provisions for loan losses, which are charged to earnings, at a level reflecting estimated credit losses on our loan portfolio.  In evaluating the level of the allowance for loan losses, we consider the type of loan, amount of loans in our portfolio, adverse situations that may affect our borrowers’ ability to pay and estimated value of underlying collateral and credit quality trends (including trends in non-performing loans expected to result from existing conditions).  Until 2011, we had never recorded a charge-off on our mortgage loan investments.  As a result, we have a limited historical loss experience to assist us in assessing estimated future losses.

The allowance for loan loss is monitored by our senior management on an ongoing basis. We examine the performance characteristics of our portfolio loans, including charge-offs, delinquency ratios, loan restructurings and modifications and other significant factors that, in management’s judgment, may affect our ability to collect loans in the portfolio as of the evaluation date.  In 2009, we also added a factor relating to the portion of our loan portfolio that is held in a loan participation interest.  The net effect of adding this factor in analysis for 2010 resulted in an increase in the allowance for loan losses for 2010 reflecting the greater risk of loss associated with holding a loan participation interest in which we do not serve as the lead lender for the loan.  Since 2009, no new factors have been added to our analysis of our loan portfolio in determining our allowance for loan losses.  Our senior executive team monitors these factors on a regular basis and reviews are conducted quarterly with our managers.  As a result of this review process, management determined that it was necessary to increase the risk weighting of several factors included in our general reserve calculation.  These factors included the risk of charge-offs, impairment, delinquency, restructuring, decreases in borrower financial condition, and continued low commercial real estate values throughout the country. This analysis led to an increase in general reserves of $351 thousand for 2011.

Our senior executive team also evaluates our allowance for loan losses based upon a review of individual loans in our loan portfolio.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows we expect to receive on an impaired loan that may be susceptible to significant change.  Once a loan becomes delinquent or non-performing, the borrower reports a material adverse financial condition, or we determine that the value of the collateral underlying an impaired loan has substantially declined, we assess all information available to us to determine the estimated loss for a particular loan.  We monitor these individual impaired loans on a regular basis.

If we restructure a loan, we establish an allowance for loan loss for that individual loan based on the difference between the net present value of the future receipt of cash payments from the restructured loan as compared to the net present value of cash flows which we would have received from the original loan, discounted at the original interest rate of the loan.  As time passes and the restructured loan performs according to its modified terms, the net present value of future cash flows of the restructured loans changes.  The change in the present value of cash flows attributable to the passage of time is reported as interest income.

At December 31, 2011 and 2010, our allowance for loan losses was $4.1 and $4.0 million, respectively, or 2.41% and 2.09%, respectively, of our total loan portfolio for the period.  Assessing the adequacy of our allowance for loan losses is inherently subjective as it requires us to make material estimates, including the amount and timing of future cash flows we expect to receive on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects all known and inherent credit losses in our mortgage loan portfolio as of December 31, 2011.

The following represents a breakdown of the components of our allowance for loan loss at December 31, (in thousands):

	2011	2010

Specific allowance related to loans in foreclosure	$461	$1,966
Specific allowance related to other impaired loans	1,918	799
Allowance based on net present value differences of restructured loans	732	567
General allowance	1,016	665
Total Allowance	$4,127	$3,997

In addition, we segregate the loan portfolio into classes for purposes of evaluating the allowance for loan losses. A portfolio class is defined as the level at which we develop and document a systematic method for determining its allowance for loan losses. The portfolio classes are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

Our loan portfolio consists of one segment, church loans, and is segregated into the following classes:

Wholly-owned First Collateral Position. This portfolio class consists of the wholly-owned loans for which we possess a senior lien on the collateral underlying the loan.

Wholly-owned Junior Collateral Position. This portfolio class consists of the wholly-owned loans for which we possess a lien on the underlying collateral that is superseded by another lien on the same collateral.  This class also contains any loans that are not secured by any collateral.  These loans present greater credit risk than loans for which we possess a senior lien due to the increased risk of loss should the loan enter foreclosure.

Participations First Collateral Position. This portfolio class consists of the participated loans for which we possess a senior lien on the collateral underlying the loan. Loan participations have more credit risk than wholly-owned loans because we do not maintain full control over the disposition and direction of actions regarding the management and collection of the loans.  The lead lender directs most servicing and collection activities and major actions must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with ours.

Participations Junior Collateral Position.  This portfolio class consists of the participated loans for which we possess a lien on the underlying collateral that is superseded by another lien on the same collateral.  Loan participations in the junior collateral position loans have greater credit risk than wholly owned loans and participated loans where we hold a senior lien on the collateral.  The increased risk is the result of the factors presented above relating to both junior lien positions and participations.

Classification of Loans.

Our policies provide for the classification of loans that are considered to be of lesser quality as watch, substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are designated as watch.

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

We rely upon the extensive experience of our officers, management and managers in working with ministry related financing transactions, loan origination, and investment in churches, schools, ministries and non-profit organizations.

Employees

Effective as of January 1, 2011, we renewed our staffing agreement with Administaff Companies, Inc., which now operates under the name Insperity, for personnel and administrative services.  As of December 31, 2011, we had a total of eighteen full-time employees we engage under this arrangement.  None of our employees are covered by a collective bargaining agreement, and we believe that we have an excellent relationship with our employees and staff.

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

As a CUSO, we are limited in the scope of activities we may provide.  In addition, our federal credit union equity investors are permitted to invest in or lend to a CUSO only if the CUSO primarily serves credit unions, its membership or the membership of credit unions contracting with the CUSO.  While the NCUA lacks direct supervisory authority over our operations, our federal credit union equity owners are subject to regulations which govern the rules and conditions of an investment or loan they make or sell to a CUSO.  In addition, state chartered credit unions must follow their respective state’s guidelines which govern investments by a state chartered credit union.  Our equity owners that are regulated by the California Department of Financial Institutions (“DFI”), in particular, must comply with DFI regulations that govern their investment in or loans they make to a CUSO.

Tax Status

Effective with our conversion from a corporate form of organization to a limited liability company organized under the laws of the State of California on December 31, 2008, we have chosen to be treated as a partnership rather than a corporation for U.S. tax law purposes.  As a result, profits and losses will flow directly to our equity investors under the provisions of our governing documents.  If we fail to qualify as a partnership in any taxable year, we will be subject to federal income tax on our net taxable income at regular corporate tax rates.  As a limited liability company organized under California law, we are also subject to an annual franchise fee plus a gross receipts tax on our gross revenues from our California based activities if our gross revenues are in excess of $250 thousand per year.

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

As a finance lender, we are licensed with the DOC and file reports from time to time with the DOC.  Accordingly, the DOC has enforcement authority over our operations as a finance lender, which includes, among other things, the ability to assess civil monetary penalties, issue cease and desist orders and initiate injunctive actions.  We also are subject to licensing requirements in other jurisdictions in connection with our mortgage lending activities.  Various laws and judicial and administrative decisions may impose requirements and restrictions that govern secured transactions, require specific disclosure to our borrowers and customers, establish collection, foreclosure, and repossession standards and regulate the use and reporting of certain borrower and customer financial information.

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

Our wholly-owned broker-dealer firm, Ministry Partners Securities, LLC, commenced limited operations in the first quarter of 2012.  As a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934, MP Securities is subject to regulation by the U.S. Securities and Exchange Commission and regulation by state securities administrators in the states in which it will conduct its activities.  We have registered MP Securities in the states of California, Colorado, Florida, Georgia, Nevada, Ohio, Oregon and Texas.

Much of the regulation of broker-dealers in the U.S. has been delegated to self-regulatory organizations, principally FINRA and the securities exchanges.  FINRA adopts and amends rules (which are subject to approval by the SEC) for regulating the industry and conducts periodic examinations of member firms.  The SEC, FINRA and state securities administrators may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

As a broker-dealer firm, MP Securities will be subject to regulation regarding sales methods, use of advertising materials, arrangements with clearing firms or exchanges, record keeping, regulatory reporting, conduct of managers, officers and employees and supervision.  To the extent MP Securities will solicit orders from customers, it will be subject to additional rules and regulations governing sales practices and suitability rules imposed on member firms.  Because MP Securities intends to act as a selling agent for the Company’s Class A Notes offering that will be sold under a registration statement filed with the SEC, FINRA must approve MP Securities’ participation in this public offering.  To that end, MP Securities has requested that FINRA approve its request to act as a selling agent for the Company’s Class A Note offering.  We expect, but can give no assurances, that FINRA will approve this request made by MP Securities during the second quarter of 2012.

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

Our ability to finance our operations and repay maturing obligations to our investors and credit facility lenders depends, to a substantial degree, on our ability to borrow money and raise capital from the sale of our debt securities.  Our ability to borrow money and sell our debt securities is affected by a variety of factors including:

•	quality of the mortgage loan assets we own and the profitability of our operations;

•
limitations imposed under our credit facility arrangements and trust indenture agreements that contain restrictive and negative covenants that may limit our ability to borrow additional sums or sell our investor debt securities;

•	strength of the lenders from whom we borrow; and

•	borrowing limitations imposed under our credit facilities.

During the last three years, the Company’s balance sheet has been reduced as a result of deleveraging our assets and pay-downs and/or pay-offs of institutional credit facilities we have relied upon, in part, to fund our business.  An event of default, lack of liquidity or a general deterioration in the economy that affects the availability of credit may increase our cost of funding, make it difficult for us to renew or restructure our credit facilities and obtain new lines of credit.  We are also susceptible to withdrawals by investors in our debt securities that can cause unexpected liquidity problems.

We are actively expanding our methods of raising capital, including seeking financing from institutional lenders, offering secured notes to sophisticated investors in private placements and launching a broker-dealer firm to assist us in increasing sales of our debt securities to both institutional and retail investors.  If our strategy to raise additional capital through the sale of investor notes, and debt securities is not viable, we will need to find alternative sources of borrowing to finance our operations.  To the extent we are unable to raise the capital we need to implement our strategic objectives, we may have to sell assets, further deleverage our balance sheet, and reduce operational expenses, thereby reducing cash available to distribute to our equity and debt securities investors.

Our ability to raise capital and attract new investors in our debt securities depends on our ability to attract an effective sales force in our wholly-owned licensed broker dealer firm.

Our wholly-owned subsidiary, MP Securities, has been accepted for membership in FINRA, and recently commenced limited operations in the first quarter of 2012.  Our ability to attract new investors in our debt securities and increase the sale of our debt securities will depend, to a substantial degree, on our ability to assemble our sales team and to strategically recruit, retain and compensate the required personnel to assist us in this effort.  If we are unable to recruit, retain and successfully motivate a qualified sales force at MP Securities, we may not be able to increase our sales of the Company’s debt securities, strengthen our balance sheet and effectively utilize the investment in our core data processing and information systems we implemented in 2010.

Our growth is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to grow our balance sheet assets through the use of leverage. Our organizational and governing documents do not limit the amount of indebtedness which we may incur. A significant amount of our assets are pledged as collateral for borrowings.  Our managers have overall responsibility for our financing strategy. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns.  To the extent that we fail to meet our debt service obligations, we risk the loss of some or all of assets to satisfy these debt obligations.  There can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, or a financial loss if we are required to liquidate assets at a commercially inopportune time. At December 31, 2011, we had $169.3 million of total outstanding debt obligations, of which approximately 16%, 8% and 8% of the principal amount of this debt is due and payable in the years 2012, 2013 and 2014, respectively.

We have had fluctuating earnings.

As a mortgage financing lender, our profitability may be adversely affected by increasing provisions for losses relating to our loan portfolio. While the United States continues to recover from an economic crisis that has been characterized by high unemployment figures, residential and commercial foreclosures and restricted access to credit, many churches have been adversely impacted in their ability to meet their financial obligations.  While we remained profitable during calendar years 2008 and 2009, we incurred a net loss of $1.044 million and $1.6 million in calendar years 2011 and 2010, respectively, primarily due to increases in our allowance for loan losses and deleveraging of our balance sheet.  With the successful refinancing of our primary credit facilities in November 2011 and improvement in the performance of our loan portfolio in the second half of 2011, we anticipate a return to profitability in 2012.  Since we have had fluctuating earnings over the last several years, we can give no assurances that we will be able to achieve and maintain consistent net earnings over the next few years.

We may be required to repurchase loans that we have sold.

If any of the loans we invest in or originate and subsequently sell, transfer or assign an interest in to a third party do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, the terms of our mortgage loan sale agreements or participation interest purchase agreements require us, and the terms of any future agreements will likely require us, to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify purchasers for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could materially and adversely affect our financial condition and operating results.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

The continued effects of the economic recession that began in 2007 and subsequent deterioration in real estate values has adversely impacted the performance of our loan portfolio.  Borrowers may be unable to repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment.  For the year ended December 31, 2011, we recorded a provision for loan losses of $1.5 million, compared to $2.4 million for the year ended December 31, 2010.  While the delinquency and default rates on our loan portfolio showed a slight decrease from the previous year with negligible additions in new defaults or delinquent loans, our senior management has analyzed our loan portfolio for any value-at-risk and recorded loan loss provisions of $1.5 million for 2011.  Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses.

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

The U.S. financial markets that have in the past provided liquidity, securitization financing, short-term credit facilities and access to capital to fund investments in church mortgage loans have been adversely impacted by payment defaults of churches and ministries, increases in loan workouts and restructurings for churches and ministry related borrowers, and has reduced the availability of short-term financing facilities to finance our business.

Global recessionary economic conditions and adverse developments in the availability of credit to finance the acquisition or origination of church mortgage loans has substantially reduced the financing sources for the ministry related mortgage loans we originate or invest in.  This has reduced and made it more difficult for us to secure short-term credit facilities from institutional lenders, reduced the amount of capital we have available to make new investments in mortgage loans and has reduced, and may continue to reduce, revenue and cash flow we receive from our investments.  Our continued use of secured institutional bank financing facilities will depend upon our ability to refinance or obtain renewals of our primary credit facilities when they mature in 2018 and obtain new secured bank financing on acceptable terms.

Our secured debt facilities require us to maintain excess collateral and if we fail to meet our minimum collateralization ratio requirements, our cash flow would be materially reduced and decrease the amount of assets we have available to meet our debt obligations.

Our $87.3 million credit facility refinancing transaction (the “MU Credit Facility”) entered into with the National Credit Union Administration Board as Liquidating Agent of Members United Corporate Federal Credit Union and $23.5 million credit facility refinancing transaction entered into with the NCUA (the “WesCorp Credit Facility Extension”), each dated November 4, 2011, require that we secure the facility with mortgage loans having an aggregate unpaid balance exceeding the unpaid balance of the credit facility.  If at any time, we fail to maintain the required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to maintain the minimum collateralization ratio.  Under our MU Credit Facility and WesCorp Credit Facility Extension, we are required to maintain a minimum collateralization ratio of at least 128% and 150%, respectively.  As of December 31, 2011, we have pledged approximately $111.4 million and $35.3 million of our mortgage loans to secure the MU Credit Facility and the WesCorp Credit Facility Extension, respectively.  As a result, the NCUA will retain all excess collateral until these credit facilities are repaid in full and we will not have this excess collateral available to pay our other obligations including our secured notes, Class A Notes and other debt securities until we repay or retire the MU Credit Facility and WesCorp Credit Facility Extension.  Under the terms of our agreement with the NCUA, we may request release of excess collateral if the collateralization ratio on either the MU Credit Facility or the Wescorp Credit Facility Extension rises above 150%.  However, the release of collateral may not at any point cause the collateralization ratio on either facility to drop below the minimum collateralization ratios described above. See Item 7 “Credit Facilities Developments” below.

Default under one credit facility will result in a default under our other credit facilities.

Our credit facilities and debt securities generally provide for cross-default provisions whereby a default under one agreement will trigger an event of default under other agreements, giving our lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable, and enforce their rights by foreclosing on or otherwise liquidating collateral pledged under these agreements. For example, a default under one of our credit facilities would also constitute our default under our other credit facilities. Thus, to maintain these credit facilities, there cannot be a default under either one.

We may not be able to finance our investments on a long-term basis with an institutional lender on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

In recent years, we have relied upon short-term credit facilities to finance a substantial portion of our mortgage loan investments.  When we acquire mortgage loans that have a maturity term that exceeds the term of our institutional credit facilities, we bear the risk of being unable to refinance, extend or replace our primary credit facilities or otherwise finance them on a long-term basis at attractive terms or in a timely manner, or at all.  If it is not possible or economical for us to finance such investments on attractive terms, we may be unable to pay-down our credit facilities or be required to liquidate the assets at a loss in order to do so.  Our reliance on financing provided by institutional credit facility lenders may subject us to an obligation to make significant balloon payments upon maturity of our $87.3 MU Credit Facility and $23.5 million WesCorp Credit Facility Extension on October 31, 2018.  If we are unable to roll-over, extend, refinance or replace such credit facilities on attractive terms, we may have to rely upon less efficient forms of financing new investments, which will result in fewer loan acquisitions or originations of profitable mortgages and further deleveraging of our balance sheet and thereby reduce the amount of earnings available for distributions to our equity investors and funds available for operations and to meet our debt service obligations.

Our financing arrangements contain covenants that restrict our operations and any default under these arrangements would inhibit our ability to grow our business, increase revenue and make distributions to our equity investors.

Our financing arrangements contain restrictions, covenants and events of default. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. Any event of default may materially adversely affect us. In addition, these restrictions may interfere with our ability to obtain financing or to engage in other business activities. Furthermore, our default under any of our financing arrangements could have a material adverse effect on our business, financial condition, liquidity and results of operations and our ability to make distributions to our equity investors.

We depend on reinvestments by our investors to maintain and increase our asset base.

In the past, we have sold a significant amount of our new debt securities to our existing investors when their debt securities matured. Historically, we have enjoyed a significant rate of reinvestment by our investors upon maturity of their debt obligations. For example, during the years 2009 and 2008, 79% and 76%, respectively, of our investors extended their investments or reinvested in new debt securities upon maturity of their notes. During the year 2010, 57% of our investors extended or reinvested in our debt securities.  For the year 2011, 73% of our investors renewed their debt securities investments.  There is no assurance that these past rates of reinvestment will continue in the future. If our investors do not reinvest in substantial amounts, our ability to maintain or grow our asset base could be impaired.

We rely on the use of borrowed funds and sale of debt securities to finance a substantial part of our business.

We have used borrowing facilities obtained from institutional lenders and relied upon offerings of debt securities in SEC registered offerings to fund the origination or acquisition of mortgage loans made to evangelical churches and ministries.  Lending borrowed funds subjects us to interest rate risk which is largely determined by the difference, or “spread”, between the interest rates we pay on the borrowed funds and the interest rates our borrowers pay on our mortgage loan investments.  Any changes in our borrowing costs could decrease the spread we receive on our mortgage loan investments, which could adversely affect our ability to pay interest and redeem the outstanding debt securities on our balance sheet as they mature.

Loss of our management team or the ability to attract and retain key employees could harm our business.

We are dependent on the knowledge, skills, institutional contacts and experience of our senior management team.  We also rely on our management team to manage our mortgage loan investments, evaluate and attract new borrowers, make prudent decisions as they relate to work-outs, modifications and restructurings and develop relationships with institutional investors, lenders, financial institutions, broker dealer firms, ministries and individual investors.  We can give no assurances that we will be able to recruit and retain qualified senior managers that will enable us to achieve our core strategic objectives and continue to profitably grow our business.

As a small financial services company that operates in a niche market, we are subject to liquidity risk that could materially affect our operations and financial condition.

In recent years, the financial services industry, credit markets and financing sources for ministry loans have been materially and adversely affected by reduced availability of liquidity.  Reduced liquidity can particularly affect smaller lenders that have relied on short-term institutional credit facilities to enhance their liquidity needs.  While we significantly improved our liquidity position in the fourth quarter of 2011 through the successful refinancing of our MU Credit Facility and WesCorp Credit Facility Extension and sale of two mortgage loan interests, we will need to continue to monitor and successfully manage our liquidity needs as needed when redemption requests for our debt securities are received, or a debt security investment matures and is not re-invested in another debt security we may offer.

Our systems may experience an interruption or breach in security which could subject us to increased operating costs as well as litigation and other liabilities.

We rely heavily on communications and information systems to conduct our business and we converted to an enterprise resources planning system in 2010 that includes a core data processing system that is independent from the operating system of ECCU, our largest equity owner.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer and investor relationship management, general ledger, deposit, loan and other systems.  The secure transmission of confidential information over the Internet and other electronic transmission and communication systems is essential to maintaining customer confidence in certain of our services.  Security breaches, computer viruses, acts of vandalism and developments in computer capabilities could result in a breach or breakdown of the technology we use to protect customer information and transaction data.  While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of a borrower, investor or customer’s business or expose us to civil litigation and possible financial liability.  Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are beyond our control, such as unforeseen catastrophic events, cyber attacks, human error, change in operational practices of our system vendors, or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems, potentially resulting in data loss and adversely affecting our ability to process these transactions.

Risks Related to the Financial Services Industry and Financial Markets

Continuance of current economic conditions could further harm our financial condition, income and ability to make distributions to our equity holders.

Beginning in mid-2007 and continuing through the date of this Report, the financial system in the United States and in Europe, including credit markets and markets for real estate and real estate-related assets, has been subjected to unprecedented challenges. While there has been some improvement in U.S. real estate markets, the continued effects of this turmoil has resulted in severe limitations on the availability of credit, significant declines in the value of real estate and real estate related assets, impairment of the ability of many borrowers to repay their obligations and illiquidity in the markets for real estate and real estate-related assets. These events have had significant adverse effects on our business including significant increases in our provision for loan losses and the unavailability of financing for the acquisition and warehousing of our mortgage loan investments. Continuation of current economic conditions could further harm our financial condition, income and ability to make distributions to our equity investors.

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

We believe the risks associated with our business are more severe during periods similar to those which we have recently experienced in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, or renovation of their worship facilities. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in such loans. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our equity investors.

Interest rate fluctuations and shifts in the yield curve may cause losses.

Our primary interest rate exposures relate to our mortgage loan investments and floating rate debt obligations. Changes in interest rates, including changes in expected interest rates or "yield curves," affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to originate and acquire mortgages and the market value of our mortgage investments.

In the event of a significant rising interest rate environment, default by our mortgage loan obligors could increase our losses and negatively affect our liquidity and operating results. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

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

Our subsidiary, MP Securities, is required to maintain licenses in the various jurisdictions in which it will conduct its activities and may not sell our publicly offered debt securities without FINRA approval.

FINRA has granted our membership application for a license for our broker-dealer subsidiary, MP Securities, which permits it to engage in the securities business.  We are also required to maintain licenses with the state securities regulators which have jurisdiction over broker-dealer firms that engage in securities transactions in such states.  Failure to maintain such licenses would prevent us from originating securities in such states, supplementing our revenue with underwriting fees or commissions paid to MP Securities by the issuer of those securities or act as a selling agent for the Company’s debt securities.  In addition, MP Securities will be required to obtain a “no objections” letter from FINRA before it will be able to act as a selling agent for the Company’s Class A Notes or any of our publicly offered debt securities.  If MP Securities is unable to act in that capacity, the Company will be forced to engage an independent sales agent to market the Company’s Class A Notes or undertake steps to make such sales under the issuer dealer exemption afforded by Rule 3a4-1 promulgated under the Securities Exchange Act of 1934.  To the extent that MP Securities fails to obtain a license in any particular state, it may prevent us from engaging in securities transaction in such state and generating revenue for MP Securities in such state.

Our reputation, operating business and core strategic objectives could be adversely affected by regulatory compliance failures.

We rely on publicly offered debt securities to fund a substantial portion of our operations and, as a result, are subject to U.S. securities laws, rules, and regulations promulgated by the SEC and applicable state securities statutes.  Our subsidiary, MP Securities, is subject to SEC and FINRA oversight.  To the extent MP Securities engages in securities activities in a particular state, state securities administrators will have jurisdiction over the activities of our broker-dealer affiliated entity.  In addition, the real estate brokerage activities of MP Realty and our mortgage lending business are subject to various state regulatory authorities.  The failure to comply with obligations imposed by any federal, state or other applicable regulatory authority binding on us or our subsidiaries or to maintain any of the licenses or permits required to be maintained by us could result in investigations, sanctions and reputation damage.

Risks Related to our Mortgage Loan Investments

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

Our investment and business strategy depends on our ability to successfully finance our investments in mortgage loans that provide a positive spread as compared to our cost of borrowing. A substantial portion of our loan investments provide for a fixed interest rate with a typical five year maturity. A significant portion of our borrowing arrangements with our note investors and credit facility lenders, however, provide for variable rates of interest that are indexed to short-term borrowing rates or fixed rates on short-term maturities. To mitigate our interest rate risks, we have entered into, and may enter into in the future, interest rate hedging transactions that include, but are not limited to, interest rate caps and interest rate swaps. The results of using these types of instruments to mitigate interest rate risks are not guaranteed, and as a result, the volatility of interest rates could result in reduced earnings or losses for us and negatively affect our ability to make distributions of earnings to our equity investors.

We are subject to the risks associated with loan participations, such as less than full control rights.

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.  As of December 31, 2011, our investments included $48.7 million in loan participations, representing 29% of our portfolio.

Church revenues fluctuate and may substantially decrease during times of economic hardship.

Generally, to pay their loans, churches depend largely on revenues from church member contributions. Donations typically fluctuate over time for a number of reasons, including, but not limited to, fluctuations in church membership, local economic conditions including unemployment rates and local real estate and market, changes in church leadership, and credit conditions.

The quality of our mortgage loans depends on consistent application of sound underwriting standards.

The quality of the mortgage loans in which we invest depends largely on the adequacy and implementation of sound underwriting standards used to make the loans. Even where the lender has sound underwriting standards, these standards must be properly observed and implemented in order to obtain the target loan risk levels.

Because two of our managers hold executive or board positions with ECCU, those managers may, from time to time in their capacity as a manager of the Company, have a conflict of interest with the interests of ECCU.

The Chairman of our Board of Managers is a full time employee of ECCU and another manager is a director of ECCU. Conflicts of interest are inherent in mortgage loan transactions between us, ECCU, and its affiliates. Because of these multiple relationships, these persons will face conflicts of interest in connection with various decisions they will make on our behalf, including, but not limited to:

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

We have further mitigated these conflicts of interest by forming a Credit Review Committee, of which three out of the four members consist of our officers who are unrelated to ECCU. This committee makes most of the loan approval decisions under our Church and Ministry Loan Policy. Our Church and Ministry Loan Policy sets forth minimum credit quality standards for the loans we make or purchase, and can only be overridden, depending on the circumstances, by our Investment Committee or by our managers.

Because we invest only in specialized purpose mortgage loans, our loan portfolio is generally more risky than if it were diversified.

We are among a limited number of non-bank financial institutions specialized in providing loans to evangelical churches and church organizations. Even though the number of institutions making and/or investing in mortgage loans to churches and church related organizations has increased in recent years, these loans are secured by specialized properties and the secondary market for these loans remains regional and limited. Our mortgage loan agreements require the borrower to adequately insure the property securing the loan against liability and casualty loss. However, certain types of losses, generally those of a catastrophic nature such as earthquakes, floods or storms, and losses due to civil disobedience, are either uninsurable or are not economically insurable. If a property was destroyed by an uninsured loss, we could suffer loss of all or a substantial part of our mortgage loan investment. Moreover, a significant portion of our mortgage loan investments involve California borrowers or are secured by properties located in California, a market that has been negatively impacted by the collapse of the residential real estate market and decrease in real estate prices.

Our loan portfolio is concentrated geographically and focused on loans to churches and religious organizations.

We are among a limited number of non-bank financial institutions specialized in providing loans to evangelical churches and church organizations. Moreover, a substantial portion of our mortgage loan investments involve California borrowers or are secured by properties located in California, a market that has been negatively impacted by the collapse of the residential real estate market and decrease in real estate prices. Although there are a number of national and regional institutions making and/or investing in mortgage loans to churches and church related organizations, these loans are secured by special purpose facilities. As a result, if the properties securing such mortgages must be sold, there may be a limited number of buyers available for such properties. Nevertheless, we believe that there is a great deal of diversity in the types of not-for-profit organizations and entities that could be potential acquirers of properties of this nature, including, but not limited to, other churches, schools, clinics, community development agencies, universities and educational institutions, day care, social services, assisted living facilities and relief organizations.

We may need, from time to time, to sell or hypothecate our mortgage loan investments.

Because the market for our mortgage loans is specialized, the prices at which our portfolio could be liquidated are uncertain. As a result, our mortgage loan investments are relatively illiquid investments and we may have difficulty in disposing of these assets quickly or at all in the event we need additional liquidity.  The amount we would realize is dependent on several factors, including the quality and yield of similar mortgage loans and the prevailing financial market and economic conditions. Although we have never sold a performing loan we own for less than par, it is possible that we could realize substantially less than the face amount of our mortgage loans, should we be required to sell or hypothecate them. Thus, the amount we could realize for the liquidation of our mortgage loan investments is uncertain and cannot be predicted.

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

Some of the loans in our investment portfolio are in the process of being restructured, have been restructured or may otherwise be at risk, which could result in impairment charges and loan losses.

Some loans in our investment portfolio have been restructured or may otherwise be at risk or under credit watch. Over the last three years, the number of churches that have requested or been granted loan modifications has been significantly higher than in our prior historical experience.  Under current economic conditions, the credit performance of these modified loans may not conform to either historical experience or our expectations.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts due to us under the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan unless the value of the collateral securing the loan exceeds the carrying value of the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause one or more borrowers to become unable to make payments under their loans, we could be required to recognize impairment charges, which could result in a material reduction in earnings in the period in which the loans are determined to be impaired and may adversely affect, perhaps materially, our financial condition, liquidity and the ability to make debt service payments and distributions to our equity owners.

Some of our mortgage loan investments currently are, and in the future may be, non-performing loans which are subject to increased risks relative to performing loans.

Some of the loans in our mortgage loan portfolio currently are, or in the future may be, a non-performing loan.  Such loans may become non-performing if the church falls upon financial distress, the community or congregation the church serves suffers financial hardship or there is significant change in leadership of the church, in each instance, resulting in the borrower being unable to meet its debt service obligations to us.  Such non-performing loans may require a substantial amount of workout negotiations and restructuring efforts by our management team.  These restructuring efforts may involve modifications to the interest rate, extension or deferral of payments to be made under the loan or other concessions.  Even if a restructuring is successfully accomplished, a risk still exists that the borrower may not be able or willing to maintain the restructured payments or refinance the restructured mortgage at maturity.

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

The occurrence of any of these factors could severely impair the market value of the security for our mortgage loan investments.  In the event of a default under a mortgage loan held directly by us, we will bear the risk of loss of principal to the extent in any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan.  Foreclosure of a church mortgage can be an expensive and lengthy process, which could have a significant effect on our anticipated return on the foreclosed mortgage loan.  Such delays can cause the value of the mortgaged property to further deteriorate.  The properties also incur operating expenses pending their sale, including property insurance, management fees, security, repairs and maintenance.  Any additional expenses incurred could adversely affect our ability to recover the full value of our collateral.

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

When we acquire properties through the foreclosure of one of our mortgage loan investments, we may recognize losses if the fair value of the real property internally determined upon such acquisition is less that the previous carrying amount of the foreclosed loan.

Until 2011, we had never foreclosed on a real estate mortgage we owned.  When we acquire a property through foreclosure, we value the real estate property and its related assets and liabilities.  We determine fair value based primarily upon discounted cash flow or capitalization rate assumptions, the use of which requires assumptions including discount rates, capitalization rates, and other third party data.  We may recognize a loss if the fair value of the property internally determined upon acquisition is less than the previous carrying amount of the foreclosed loan.

Real estate taxes resulting from a foreclosure could adversely affect the value of our collateral.

If we foreclose on a mortgage loan and take legal title to the real property, we could become responsible for real estate taxes levied and assessed against the foreclosed upon real property.  While churches are normally exempt from real estate assessments on their worship and ministry related properties, once we acquire the real property after a foreclosure, any real estate taxes assessed would be our financial responsibility and could prevent us from recovering the full value of our investment.

Competition may limit our business opportunities and ability to operate profitability.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our business offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720.

We currently rent our offices (approximately 4,970 square feet of rentable space) from ECCU under the terms of an Office Lease dated November 4, 2008.  The lease has an initial term of five years and we have an option to renew for two additional periods of five years each.  For most of 2011, base rent was $9,940 per month.  In November 2011, our base rent increased to $10,189 per month.  On March 6, 2012, MP Securities entered into an office lease for approximately 1,358 square feet of office space to open a branch office in Fresno, California.  The lease has a term of 36 months and includes an option to extend the lease for an additional two year term.  For 2012, the base rent for this branch office will be $1,834 per month.

Item 3.  LEGAL PROCEEDINGS

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  In our opinion, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.   MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.   MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units (the “Series A Units”).  Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company.  As a result of the conversion, each share of our common stock immediately outstanding prior to the conversion date was converted into one fully paid and non-assessable unit of our Class A Units and each holder of our Class I and Class II Preferred Stock received one Series A Unit for each share of Class I and Class II Preferred Stock exchanged.  As of December 31, 2011, a total of 146,522 Class A Units were issued, with 11 holders of record.

Sale of Equity Securities by Issuer

During the year ended December 31, 2011, we did not sell Class A Units, Series A Units or equity units.

Purchases of Equity Securities by Issuer

During the year ended December 31, 2011, we purchased no Class A Units but we purchased 500 Series A Units from one of our equity holders for $45,223.

Dividends and Distributions

Prior to our conversion from a corporation to a limited liability company, we paid regular dividends on our Class I and Class II Preferred Stock.  For 2011, we made no distributions to the holders of our Class A Units.

During 2011 and 2010, we made distributions on our Series A Units as follows:

SERIES A UNITS
Quarter	Distributions Declared per Unit
	2011	2010

Fourth	$0.763	$0.676
Third	$0.697	$0.675
Second	$0.656	$0.766
First	$0.662	$0.694
Total distributions made per Unit	$2.778	$2.811

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

In addition to quarterly Preferred Income Payments, we have also agreed to set aside funds for payment to the holders of the Series A Units in an amount equal to 10% of our net profits earned for any fiscal year, after subtracting the amount of quarterly Preferred Income Payments made during such year.  This priority distribution of our net profits after payment of quarterly Preferred Income Payments will be made to holders of the Series A Units on a pro rata basis.  The balance of any profits, taking into consideration the preferred distribution to the holders of Series A Units, will be allocated to all holders of our Class A Units in proportion to their percentage interests in our Class A Units.

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

Overview

We are a Brea, California-based business that was incorporated in 1991 as a credit union service organization whose mission is to make evangelical ministries more effective by providing ministries with Biblically-based, value-driven financial services and by providing funding services to the credit unions who serve these ministries.  We do this by originating and investing in mortgage loans made to churches, most of which are secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church organizations, including Christian schools, ministries and related organizations.

We are seeking to position the Company for future growth in the areas where we have historically been successful through our investments in church and ministry mortgage loans, while diversifying the sources of revenue generated by our business.  In order to take advantage of our market opportunities and maximize the value of our equity holders’ investment, we will continue to focus on:

•	improving our liquidity and strengthening our balance sheet;

•	reducing our leverage while developing new financing sources;

•	increasing our revenue generating capabilities through expanding of our loan originating and servicing capabilities, providing broker-dealer related services and selling loan participation interests;

•
managing and strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets, increasing cash flows from our borrowers and ultimately realizing the benefit of our investments;

•	developing capital funding sources that are not dependent on the sale of mortgage-backed securities or institutional credit facilities; and

•	managing the size and cost structure of our business to match our operating environment and capital funding efforts.

During 2011, we successfully improved our liquidity through the sale of two of our non-performing mortgage loan investments in exchange for a cash payment of $4.5 million, strengthened our balance sheet through the successful amendment and extension of our $87.3 million and $23.5 million credit facilities, negotiated a reduction in the interest rate on these facilities in November 2011 which will reduce the interest rate on such facilities from 3.94% to 2.53%, expanded our revenue generating capabilities through improvements and enhancements in our loan origination and servicing capabilities, and received approval to launch our broker-dealer firm.  Although we have reported a net loss of $1.044 million for 2011, we believe that we have positioned the Company to take advantage of reductions in borrowing costs on our primary credit facilities, improve the quality of our loan portfolio, diversify our revenue generating capabilities and reduce our dependence on a favorable net interest margin from our investments.

For the year ended December 31, 2011, we generated a net loss of $1.044 million.  The primary items affecting our operating performance were the following:

•	provisions for loan losses of $1.5 million, related primarily to the degradation of collateral value for two of our non-performing loans, one of which we foreclosed on in June 2011;

•	decreased interest income as a result of further deleveraging of our balance sheet;

•	reduced interest income received from borrowers on our non-performing loans;

•	an increase in salaries and benefits expenses as we hired individuals to assist in servicing, managing and expanding our loan portfolio, as well as in marketing our debt securities; and

•	increased expenses related to depreciation and maintenance of the new core operating, financial reporting, accounting and customer service systems implemented in late 2010.

We expect to see significant improvements in our operating results for 2012 as we implement the core strategic objectives set forth above.  We have also seen further improvements in the performance and stability of our church and ministry borrowers.

Financial Condition

We obtain funds for our mortgage loan investments from the sale of our debt securities, which are sold primarily to investors who are in or associated with the Christian community, including individuals, ministries and organizations associated with evangelical churches and their governing associations. We also have relied upon credit facilities with institutional lenders to increase the size of our balance sheet, improve our earnings and purchase mortgage loan assets.  After entering into the $150 million line of credit with Fairway Finance, LLC., a bank facility affiliated with the Bank of Montreal, a $10 million revolving line of credit and a $100 million credit facility, each entered into with Members United Corporate Federal Credit Union, a federally chartered credit union (“Members United”) in 2007, our total assets grew from $67.7 million at December 31, 2006 to $275.1 million at December 31, 2008.

During 2009, we deleveraged our balance sheet by making several principal paydowns on our BMO Facility and paid off the facility on November 30, 2009.  We made several smaller paydowns on our Members United credit facilities during 2010 and 2011.  Our total assets as of December 31, 2011 decreased to $179.3 million, as compared to $195.6 million at December 31, 2010.  Our total liabilities were $169.8 million at December 31, 2011, as compared to $184.8 million at December 31, 2010.

The following table sets selected measures of our financial performance for the years ended December 31, 2011 and 2010, respectively (dollars in thousands):

	2011	2010

Total income	$11,276	$12,097
Provision for loan losses	1,487	2,377
Net loss	(1,044)	(1,616)
Total assets	179,281	195,618
Borrowings from financial institutions	110,279	121,809
Investor notes	59,030	62,103
Total equity	9,478	10,862

2011 Developments

Improved Liquidity; Stronger Balance Sheet.  On November 4, 2011, we entered into an $87.3 million credit facility refinancing transaction with the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union, which amended and restated the facility and extended the term of such facility.  The MU Credit Facility amended, restated and replaced our original $100 million CUSO Line of Credit Facility Note and Security Agreement entered into with Members United on May 7, 2008. Under the terms of the MU Credit Facility loan documents, the MU Credit Facility will mature on October 31, 2018 and we will pay an interest rate of 2.525% on the facility.

On November 4, 2011, we also entered into a $23.5 million credit facility refinancing transaction with the NCUA which amends, restates and replaces the original Loan and Security Agreement entered into by us and Western Corporate Federal Credit Union (“WesCorp”) on November 30, 2009.  Under the terms of this credit facility, the note is payable in full on October 31, 2018 and we will pay an interest rate of 2.525% on the facility.  Both the MU Credit Facility and WesCorp Credit Facility Extension are secured by certain of the Company’s mortgage loans previously held as collateral under the Members United and WesCorp credit facility agreements.

Further, on December 28, 2011, we entered into a Loan Purchase Agreement with ECCU, pursuant to which ECCU agreed to purchase two of our mortgage loan interests in exchange for a cash purchase price of $4.5 million. This agreement significantly enhanced our liquidity position while reducing our exposure to additional credit losses on the repurchased loans.   By refinancing the Members United and WesCorp credit facilities pursuant to an amendment and restatement of these facilities under agreements entered into with the NCUA, we were able to extend the maturity date of these facilities until October 31, 2018 and significantly reduce our borrowing rate on these facilities.  As a result of these refinancing transactions and sale of two of our mortgage loan interests, we were able to strengthen our balance sheet and improve our liquidity for the year ended December 31, 2011.

Enhancing our Capital Funding Sources.  Since 2008, we have primarily relied upon institutional credit facilities to generate the capital sources needed to fund our mortgage loan investments.  Our Members United and BMO Facility financing arrangements enabled us to rapidly increase our mortgage loan investments and benefit from favorable net interest rate margins on our mortgage loan investments.  With the advent of the global credit crisis that commenced in 2008, our major institutional credit facility lenders sought to reduce their exposure on these facilities, thereby requiring us to undertake efforts to deleverage our balance sheet.  While the refinancing transactions we entered into on November 4, 2011 with the NCUA to amend and restate our Members United and WesCorp credit facilities have significantly improved our prospects for profitability, these facilities are not sources of new funding and do not provide the resources we need to grow our business.

During 2011, we have taken steps to develop capital funding sources that are not dependent on the sale of mortgage-backed securities or institutional credit facilities.  With the registration of our wholly-owned subsidiary, MP Securities, under the Securities Exchange Act of 1934 and its approval for membership in FINRA, we expect to increase our ability to sell debt securities issued by the Company and reduce our reliance on institutional credit facility lenders.  We launched our broker-dealer operations in the first quarter of 2012 and are undertaking efforts to develop a sales force of registered representatives dedicated to the distribution of our debt securities.  In addition, we will seek to enter into distribution and selling agreements with other broker dealer firms who demonstrate a compatible company culture and share our desire to provide funding for church and ministry lenders.  By increasing funding through securities distribution, we expect to reduce our dependency on large credit facilities provided by institutional lenders, enhance our liquidity and funding capabilities and gain greater control over our asset / liability management process.

Strengthen the Quality of our Loan Portfolio.  In 2011, churches and ministries generally appear to have experienced a slight increase in contributions compared to previous years.  Our portfolio performance reflected this trend as delinquency and default rates in our loan portfolio decreased slightly from the previous year and new additions to the delinquent and defaulted loan pool were negligible.  We took numerous steps to improve the quality of our loan portfolio in 2011 by adopting enhanced collection, appraisal and loan risk rating policies. Further, our credit management team added a Manager of Credit Analysis and a Credit Analyst.  Each of these actions will enable us to focus greater energies on resolving delinquent and defaulted loans through a combination of workouts, restructurings, and, where inevitable, through foreclosure actions.  We also took steps to improve the management of our loan portfolio by hiring a Loan Servicing Manager with over 20 years of loan servicing and collection experience. By focusing on reducing delinquencies and resolving defaults, we believe that we can restore interest income received on our loan portfolio to more favorable levels.  In addition, we have provided for an additional $1.5 million in allowances for loan losses in 2011, which brings our total allowance for loan losses to $4.1 million.  We believe this figure is sufficient to absorb foreseeable losses in our portfolio.

On December 28, 2011, we entered into a Loan Purchase Agreement with ECCU, pursuant to which ECCU agreed to purchase two of our mortgage loan interests in exchange for a cash purchase price of $4.5 million (the “Loan Repurchase Agreement”).  By entering into this Loan Repurchase Agreement with ECCU, we have significantly improved our cash and liquid assets on our balance sheet and reported a recovery for loan losses previously taken on the two loan interests purchased by ECCU. We improved our liquidity position through the receipt of a $4.5 million cash payment and will avoid taking any further losses on the two defaulted loans we transferred to ECCU by removing them from our portfolio. We also relieved $914 thousand of allowance for loan losses taken on these two loans and used those relieved reserves to offset any additional loan losses we expect to incur in our mortgage loan portfolio.

Diversify Our Revenue Sources.  Since inception, our primary source of revenue has come from the net interest margin we earn on our mortgage loan investments.  After the financial crisis of 2008 and a resulting lack of liquidity in the credit markets, we deleveraged our balance sheet, which reduced the net interest income we received on our investments.  In response to these developments, in 2011 we expanded the scope of the revenue generating services we provide in an effort to make us less dependent on a favorable net interest rate margin from our mortgage loan investments.  Because we possess the capability to service our own loans, we have begun to increase the portion of our wholly-owned loan portfolio that we service ourselves, progressively eliminating the cost of a third party servicer and increasing net interest earned on those loans.   We have also begun servicing loans for other credit unions through the sale of loan participations.   Our loan participation activity resulted in increased revenue from loan servicing of $25 thousand and generated $132.2 thousand from gains on sales.  We also continue to develop relationships with several credit unions and CUSOs to enhance our capacity to sell additional loan participations into the market place.

In the first half of 2012, we intend to launch an internet investor portal that will enable us to efficiently disseminate loan information to potential buyers and existing participants.  This enhancement to our technology suite will enable us to attract additional buyers for our loan participations as well as provide world class service to our existing participants.   We believe these commitments and investments that we have made over the last few years in full service loan origination and loan servicing capabilities will enable us to build valuable business relationships with credit unions while enhancing our services to churches, ministries, and ministry-minded investors.

Demand for quality business loans, which includes church and ministry loans, remains robust in the credit union industry, and we are developing working relationships with credit unions and CUSOs that have expressed an interest in investing in ministry and church mortgage loans.  According to data published by the NCUA, it appears that federally insured credit unions have more room on their balance sheets for business loan investments than at any time in recent years.  In 2011 the industry-wide loan to share (deposit) ratio declined again to 69.07% from 71.82% in 2010.  In 2006 this ratio was 82.43%.  In addition, yields on loans held by credit unions have declined from 6.47% in 2006 to 6.06% in 2010, and further declined to 5.76% in 2011.  Meanwhile, the appetite for business loans, which typically yield higher rates than residential mortgages or other investments, has continued to grow.  Total business loan balances in credit union portfolios have increased annually in recent years, growing from $22.8 billion in 2006 to $37.1 billion in 2010, and growing further to $39.08 billion in 2011.  We plan to originate more loans and sell more loan participations into this attractive market, with the objective of generating increased fee income and recurring loan servicing revenue.

Sale of Investor Notes.  On December 29, 2009, we filed a registration statement with the SEC to offer $100 million of our Class A Notes (File No. 333-163970).  The offering was declared effective on June 3, 2010.  The Class A Notes are sold in three categories, including a fixed interest rate note, a variable interest note and a flex note that provides for the opportunity to reset the rate once during each twelve month period following the issuance date of such note.  At December 31, 2011, $46.5 million of Class A Notes were outstanding.

In 2012, we commenced offering our 2012 Secured Investment Certificates in a limited offering to qualified investors that meet the requirements of Rule 506 of Regulation D, promulgated by the SEC.  Certificates will be sold for such period as authorized by any state or jurisdictions where such offering is qualified and/or exempt. Further, Wilmington Savings Fund Society, FSB, will serve as trustee for the Certificates.  We believe that these certificates will offer a diversified investment opportunity for qualified investors and enable us to access additional funding sources for our church and ministry loans.

With the launch of MP Securities in the first quarter of 2012, we expect to commit additional resources, employ a team of sales representatives, and enter into selling agreements with other broker dealer firms as part of an effort to increase our sale of debt securities to fund our business. Recently, we added a Director of Institutional Relations and an additional Investor Services Representative to our team, bringing the sales team to four persons.  We anticipate opening an MP Securities branch office in the Fresno, California area during the first half of 2012.  At December 31, 2011, our outstanding investor notes totaled $59 million.

Significant Accounting Estimates and Critical Accounting Policies

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an on-going basis, we evaluate these estimates, including those related to the allowance for loan losses, and estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under conditions different from our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Under a cash flow hedge, derivative gains and losses that do not offset changes in the value of hedged asset or liability are recognized immediately in non-interest income.  For hedges that offset changes in the net value of the hedged liabilities, we defer the net settlement amount and amortize this amount into net interest income over the life of the hedged debt. At December 31, 2011, we did not have any outstanding interest rate swaps or caps.

Valuation of Loans

All of our loans are held for investment and are carried at their outstanding principal balance, less an allowance for loan losses and loan discount, and adjusted for deferred loan fees and costs.  We defer loan origination fees and costs and recognize those amounts as an adjustment to the related loan yield on the asset using the straight line method, which results in an amortization that is materially the same as the interest method.  Loan discounts reflect an offset against accrued interest that has been added to a loan balance under a restructuring arrangement.  Loan discounts are accreted to interest income as a yield adjustment using the straight-line method.

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

Recent Accounting Pronouncements

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance had no significant impact on our financial statements.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact of this amendment on our financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in members’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption of this amendment will change the presentation of the components of comprehensive income as part of the consolidated statement of stockholder’s equity. This amendment is effective for fiscal and interim periods beginning after December 15, 2011. Other than a presentation change, the adoption of this guidance will not have any impact on our financial statements.

Consolidated Results of Operations

Our Balance Sheet for the Years Ended December 31, 2011 and 2010

General.  Total assets decreased by $16.3 million, or 8%, between December 31, 2010 and December 31, 2011.  This decrease was due to the payoff and sale of several loans.  Our loans receivable, net of allowance for loan losses, decreased by $21.7 million, or 12%, over this period.  Some of the proceeds of these loan sales and payoffs were used to pay down our borrowings from financial institutions and redeem certain debt securities that matured during this period. $4.1 million of the proceeds we received from the sale of loans were retained as cash to improve our liquidity.

During the year ended December 31, 2011, gross loans receivable decreased by $20.9 million, or 11%, to $170.9 million from $191.8 million at December 31, 2010.  This decrease is due to the payoff of fourteen loans, the sale of four of our mortgage loan investments, and one loan that was partially charged-off, with the balance of $1.4 million transferred to foreclosed assets.  Two of the loan sales were entered into pursuant to a Loan Repurchase Agreement we entered into with ECCU.  We sold these two loans, both of which were impaired and carried significant allowances, for $4.5 million in cash, the receipt of a remaining interest in a loan participation we already carried, and a full interest in another loan.  We originated one large loan for $4.2 million in 2011 and subsequently sold $3.8 million of that loan as a participation interest.  In March 2011, we sold $1.6 million of participations in a wholly-owned loan already in our portfolio.  We are not holding any of the loans currently in our portfolio for sale.

Our mortgage loan portfolio consists entirely of loans made to evangelical churches and ministries.  99.7% of these loans are secured by real estate, while one loan that represents 0.3% of our portfolio is unsecured.  Our portfolio carried a weighted average interest rate of 6.43% at December 31, 2011, as compared to 6.39% at December 31, 2010.

Non-performing Assets.  Non-performing assets consist of non-accrual loans and one foreclosed asset, which is a real estate owned property.  Non-accrual loans include any loan that becomes 90 days or more past due, loans where terms have been modified in a favorable manner to the borrower due to financial difficulty (“troubled debt restructurings”), and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according their modified payment terms without exception for at least six months.

Some of our non-accrual loans are considered collateral dependent.  A loan is construed to be collateral dependent when the repayment of principal and interest is expected to come solely from the sale or operation of the underlying collateral.  For impaired collateral dependent loans, any payment of interest we receive from a borrower is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. On non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had fifteen nonaccrual loans as of December 31, 2011, up from fourteen nonaccrual loans at December 31, 2010.  In June 2011, we completed foreclosure proceedings on a loan participation interest we held.  Prior to this foreclosure sale, we had never foreclosed on a mortgage loan investment we had acquired or originated.

The following table presents our non-performing assets:

Non-Performing Assets
($ in thousands)

	December 31, 2011	December 31, 2010

Non-Accrual Loans:1

Collateral Dependent:

Delinquencies over 90-Days	$6,586	$9,235
Troubled Debt Restructurings2	8,873	4,167

Total Collateral Dependent Loans	15,459	13,402

Non-Collateral Dependent:

Delinquencies over 90-Days	--	216
Troubled Debt Restructurings3	7,483	13,389

Total Non-Collateral Dependent Loans	7,483	13,605

Loans 90 Days past due and still accruing	--	--

Total Non-Accrual Loans	22,942	27,007
Foreclosed Assets	1,374	--

Total Non-performing Assets	$24,316	$27,007

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal

2 Includes $6.2 million and $1.4 million of restructured loans that were over 90 days delinquent as of December 31, 2011 and December 31, 2010, respectively.

3 Includes $2.8 million of restructured loans that were over 90 days delinquent as of December 31, 2010.

At December 31, 2011, we had eleven restructured loans that were on non-accrual status.  Five of these loans were over 90 days delinquent.  We had four non-restructured loans that were over 90 days past due.  One of these loans was acquired in the transaction we entered into with ECCU in which ECCU repurchased two impaired loans from us in exchange for a cash purchase price of $4.5 million.  As a result, this loan is carried on our financial statements at a net investment of zero.  As of December 31, 2011, we held one foreclosed asset in the amount of $1.4 million.

At December 31, 2010, we had eleven restructured loans that were on non-accrual status.  Two of these loans were over 90 days delinquent.  We had five non-restructured loans that were over 90 days past due.  We had no foreclosed property as of December 31, 2010.

Allowance for Loan Losses.  We maintain an allowance for loan losses that we consider adequate to cover both the inherent risk of loss associated with the loan portfolio as well as the risk associated with specific loans that we have identified as having a significant chance of resulting in loss.  Allowances taken to address the inherent risk of loss in the loan portfolio are considered general reserves.  We include various qualitative factors in our analysis which are weighted based on the level of risk represented and for the potential impact on our portfolio.  These factors include:

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

We also examine our entire loan portfolio monthly to identify individual loans which we believe have a greater risk of loss than is addressed by the general reserves.   These are identified by examining delinquency reports, both current and historic, monitoring collateral value, and performing a periodic review of borrower financial statements.  For loans that are collateral dependent, management first determines the value at risk on the investment, defined as the unpaid principal balance less the collateral value net of estimated costs associated with selling a foreclosed property.  This entire value at risk is reserved.  For impaired loans that are not collateral dependent, management will record an impairment based on the present value of expected future cash flows.  Loans that carry a specific reserve are formally reviewed quarterly, although reserves will be adjusted more frequently if additional information regarding the loan’s status or its underlying collateral is received.

Finally, our allowance for loan losses includes reserves related to troubled debt restructurings.  These reserves are calculated as the difference in the net present value of payment streams between a troubled debt restructuring at its modified terms as compared to its original terms, discounted at the original interest rate on the loan.  These reserves are recorded at the time of the restructuring. The change in the present value of cash flows attributable to the passage of time is reported as interest income.

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At December 31, 2011 and December 31, 2010, the allowance for loan losses was $4.1 million and $4.0 million, respectively.  This represented 2.4% and 2.1% of our gross loans receivable at those respective dates.

	Allowance for Loan Losses
	as of and for the
	Year Ended
	December 31,
	2011	2010
Balances:	($ in thousands)
Average total loans
outstanding during period	$181,855	$195,967
Total loans outstanding
at end of the period	$170,920	$191,777
Allowance for loan losses:
Balance at the beginning of period	$3,997	$1,701
Provision charged to expense	1,487	2,377
Charge-offs
Wholly-Owned First	--	--
Wholly-Owned Junior	--	--
Participation First	1,279	--
Participation Junior	--	--
Total	1,279	--
Recoveries
Wholly-Owned First	--	--
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total	--	--
Net loan charge-offs
	1,279	--
Accretion of allowance related to restructured loans	78	81

Balance	$4,127	$3,997

Ratios:
Net loan charge-offs to average total loans	0.70%	0.00%
Provision for loan losses to average total loans	0.82%	1.21%
Allowance for loan losses to total loans at the end of the period	2.41%	2.08%
Allowance for loan losses to non- performing loans	18.00%	14.80%
Net loan charge-offs to allowance for
loan losses at the end of the period	30.99%	0.00%
Net loan charge-offs to Provision for loan losses	86.01%	0.00%

Borrowings from Financial Institutions.  At December 31, 2011, we had $110.3 million in borrowings from financial institutions.  This is a decrease of $11.5 million, or 9%, from December 31, 2010.  This decrease is the result of pay-downs on both of the Members United credit facilities as well as regular monthly payments of $116.7 thousand on the WesCorp credit facility.  On August 26, 2011, we fully paid down the remaining balance on the $10 million line of credit we had with Members United.  On November 4, 2011, we entered into an agreement with the NCUA to refinance the remaining principal balance on the Members United $100 million credit facility and the WesCorp credit facility.  The remaining balance on these facilities, $87.3 million and $23.5 million, were refinanced as term facilities that bear interest at a rate of 2.525% pursuant to agreements entered into with the NCUA on November 4, 2011.  The maturity date for both facilities is October 31, 2018.  See Note 7, “Line of Credit and Other Borrowings” under Item 8, Financial Statements and Supplementary Data.

Notes Payable.  Our notes payable consist of debt securities sold under several registered national offerings as well as notes sold to accredited investors.  These notes had a balance of $59.0 million at December 31, 2011, which was a decrease of $3.1 million, or 5%, from $62.1 million at December 31, 2010.  The decrease is related to the non-renewal of some of our Class A Notes and withdrawal of funds by several investors.

Members’ Equity.  Total members’ equity was $9.5 million at December 31, 2011, a decrease of $1.4 million or 13%, from $10.9 million at December 31, 2010.  This decrease is due mainly to our net loss of $1.0 million for 2011, as well as $369 thousand of dividend payments related to our Series A Preferred Units. In addition, we repurchased 500 Series A Preferred Units for $45 thousand during the year ended December 31, 2011.  We did not repurchase any Series A Preferred Units during the year ended December 31, 2010.

Results of Operations for the Years Ended December 31, 2011 and December 31, 2010

We experienced many of the same challenges in 2011 as we did in 2010.  Although we recorded significant provisions for loan losses on several loans in 2011, we were able to relieve $914 thousand in our allowance for loan losses when we sold two impaired loans at par in December 2011 that carried significant specific reserves for losses.  Despite the decrease in provision for loan losses as compared to 2010, we incurred a loss of $1.044 million in 2011.  As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2011, as compared to 2010 were:

•
a decrease in provision for loan losses of $890 thousand, from $2.4 million in 2010 to $1.5 million in 2011, due mainly to the sale of two impaired loans at par that carried total specific reserves of $914 thousand;

•	a decrease in interest income received as a result of decrease in our loan portfolio from $191.8 million at December 31, 2010 to $170.9 million at December 31, 2011;

•	a decrease in interest expense related to the decrease in notes payable from $62.3 million to $59.0 million;

•	a decrease in interest expense related to the repricing of interest rates on three tranches of our Members United credit facility totaling $75.4 million from 4.39% to 3.96%;

•	a decrease in interest expense related to the refinancing of our primary credit facilities in November, which lowered our interest rate on $110.8 million of debt from 3.94% to 2.53%;

•	an increase in salary and benefits costs of $192 thousand as we hired staff in order to facilitate future note sales, loan originations, and in-house loan servicing;

•	an increase in marketing and promotions expense of $75 thousand as we began campaigns to increase note sales;

•
an increase in office operation expense of $195 thousand as we experienced an entire year of monthly maintenance charges and depreciation expense related to the new core system implemented in 2010; and

•	an increase in legal and professional fees of $104 thousand we incurred in the process of opening our broker-dealer and preparing to commence its operations.

Interest income on loans decreased from $11.9 million to $11.0 million for the year ended December 31, 2011, a decrease of 8%.  This corresponds to the 7% decrease in the average balance of our loan portfolio from $196.1 million for the year ended December 31, 2010 to $181.9 million for the year ended December 31, 2011.  While the number and amount of non-accrual loans stayed relatively stable throughout the year, we recorded $275 thousand of interest payments against the principal balance of several impaired loans, which also decreased interest income.  Thus, if these loans were performing loans we would have realized an additional $275 thousand in interest income.

Interest expense on our borrowings decreased from $5.4 million in 2010 to $4.6 million in 2011 due to the partial pay-down of our primary credit facilities, as well as repricing of the interest rates on three tranches of our Members United credit facility in March, and then again when we refinanced both of our primary credit facilities in November.  Interest expense to our note investors decreased from $2.8 million to $2.6 million for the year ended December 31, 2011, mainly due to a decrease in the average amount of notes outstanding during 2011 as compared to 2010.  Net interest income increased to $3.9 million in 2011 from $3.8 million in 2010, mainly as a result of the decrease in our interest expense paid on our credit facilities.

Our provision for loan losses decreased to $1.5 million for the year ended December 31, 2011 as compared to $2.4 million for the year ended December 31, 2010. During both 2010 and 2011, we provided significant reserves on impaired collateral-dependent loans as a result of decreases in value of the collateral securing such loans.  In December 2011, we sold two of our impaired loans to ECCU at par.  In doing so, we relieved $914 thousand in our provision for loan losses related to these two loans, which accounts for the decrease in provision expense.  Net interest income after provision for loan losses increased to $2.4 million for the year ended December 31, 2011, an increase of $981 thousand, or 67%, from $1.5 million for the year ended December 31, 2010. This increase is primarily attributable to the decrease in provision for loan losses as well as the decrease in interest rates paid on our credit facility borrowings.

We also received other income of $199 thousand in the year ended December 31, 2011 which is an increase of $137 thousand from $62 thousand for the year ended December 31, 2010.  This increase is primarily related to $132 thousand of gain related to the sale of participations in two loans to financial institutions during 2011.

Our non-interest operating expenses for the year ended December 31, 2011 increased to $3.7 million from $3.1 million for the same period in 2010, which represents an increase of 16%. Salaries and benefits expenses increased by $192 thousand as we hired five new employees to facilitate the expansion of our loan servicing capabilities, and better equip us to manage and grow our loan portfolio.  Marketing expenses increased by $75 thousand as we engaged in new marketing efforts to sell our debt securities.  Office operation expenses increased by $195 thousand primarily due to $182 thousand of additional costs related to the implementation of our new enterprise resources planning system. Finally, legal and consulting related costs increased by $104 thousand due to additional legal and consulting services related to the refinancing of our bank borrowings and the launch of MP Securities. While we have incurred additional consulting and legal fees related to refinancing and restructuring of our balance sheet, we believe that these expenses are non-recurring in nature.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

We experienced challenges presented by global credit markets and the economy as a whole in 2010 that reduced our earnings compared to 2009 levels.

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

Net interest income decreased to $3.8 million for 2010, as compared to $4.8 million in 2009.  Provision for loan losses increased from $1.3 million in 2009 to $2.4 million for 2010, an increase of $1.1 million. This increase was due to recording a $1.4 million increase in provision expense for three loans in foreclosure that experienced significant decreases in collateral value in 2010.  Our allowance for loan losses was also adversely affected by the restructuring of seven loans during the year, and additional specific reserves taken on impaired loans. Non-interest income increased from $13 thousand in 2009 to $61 thousand in 2010, primarily due to a fee earned on a loan brokered through MP Realty.

Personnel expenses for salaries increased $163 thousand, or 13.6%, to $1.4 million for 2010, as compared to $1.2 million during 2009.  This increase reflects the addition of a Financial Analyst and an Executive Administrator during 2010.  Our office expenses, insurance and related operations expenses decreased by $225 thousand, or 18.8%, to $975 thousand, as compared to $1.2 million for the year ended December 31, 2009.  The decrease in these expenses is related mainly to a decrease in loan servicing fees we paid for MPF loans, as those loans were either sold or transferred to us and pledged as collateral for the WesCorp credit facility.

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

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the year ended December 31,
	(Dollars in Thousands)

	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$7,545	$88	1.17%	$9,631	$118	1.23%
Interest-earning loans [1]	168,539	10,989	6.52%	186,727	11,918	6.38%
Total interest-earning assets	176,084	11,077	6.29%	196,358	12,036	6.13%

Non-interest-earning assets	10,791	--	--	7,939	--	--
Total Assets	186,875	11,077	5.93%	204,297	12,036	5.89%

Liabilities:
Public offering notes – Class A	46,186	1,891	4.09%	47,180	1,858	3.94%
Public offering notes – Alpha Class	4,991	287	5.75%	8,036	443	5.51%
Special offering notes	9,088	379	4.17%	8,206	329	4.01%
International notes	171	8	4.68%	319	14	4.39%
Subordinated notes	506	32	6.32%	2,755	192	6.97%
Borrowings from financial institutions	114,799	4,560	3.97%	124,793	5,370	4.30%

Total interest-bearing liabilities	$175,741	7,157	4.07%	$191,289	8,206	4.29%

Net interest income		$3,920			$3,830
Net interest margin [2]			2.10%			1.87%

[1] Loans are net of deferred fees and loan discounts
[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $176.1 million during the year ended December 31, 2011, from $196.4 million, a decrease of $20.3 million or 10.3%. The average yield on these assets increased to 6.29% for the year ended December 31, 2011 from 6.13% for the year ended December 31, 2010.  This increase is mainly due to the sale of two impaired loans at the end of 2011.  Because these loans had been characterized as non-accrual loans, when they were purchased, we were able to recognize $158 thousand of interest income that had been recorded as an offset to principal as well as $65 thousand of interest income related to accrued interest on these loans. The remainder of the increase is related to taking on servicing of 25 more loans during the year, which increased our net yield on those loans.

Average interest-bearing liabilities, consisting primarily of investor and credit facility notes payable, decreased to $175.7 million during the year ended December 31, 2011, from $191.3 million during 2010. The average rate paid on these notes decreased to 4.07% for the year ended December 31, 2011, from 4.29% for 2010. The decrease in the rate paid on interest-bearing liabilities was the result of the repricing of three tranches of our Members United credit facility in March 2011 to a lower interest rate, as well as the refinancing of our Members United and WesCorp credit facilities in November 2011 to a rate of 2.53%.

Net interest income for the year ended December 31, 2011 was $3.9 million, which was an increase of $90 thousand, or 2.3% from the prior year. The net interest margin increased 23 basis points to 2.10% for the year ended December 31, 2011, as compared to 1.87% for 2010.  This increase was mainly related to the decrease in interest rates paid on our borrowings from financial institutions.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income (dollars in thousands)

	Year Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to Change in
Increase in Interest Income:	Volume	Rate	Total
Interest-earning account with other financial institutions	$(25)	$(5)	$(30)
Total loans	(841)	(88)	(929)
	$(866)	$(93)	$(959)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(40)	73	33
Public offering notes – Alpha Class	(174)	18	(156)
Special offering notes	36	14	50
International notes	(6)	--	(6)
Subordinated notes	(144)	(16)	(160)
Lines of credit and other borrowings	(413)	(397)	(810)
	$(741)	$(308)	$(1,049)
Change in net interest income	$(125)	$215	$90

Rate/Volume Analysis of Net Interest Income (dollars in thousands)

	Year Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to Change in
Increase in Interest Income:	Volume	Rate	Total
Interest-earning account with other financial institutions	$(66)	$(124)	$(190)
Total loans	(1,854)	(622)	(2,476)
	$(1,920)	$(746)	$(2,666)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	178	(54)	124
Public offering notes – Alpha Class	(513)	13	(500)
Special offering notes	(66)	(59)	(125)
International notes	(7)	(3)	(10)
Subordinated notes	20	19	39
Lines of credit and other borrowings	(1,241)	2	(1,239)
	$(1,629)	$(82)	$(1,711)
Change in net interest income	$(291)	$(664)	$(955)

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

While our delinquency rate and amount of impaired loans did not increase from 2010, we increased our provision expense for loan losses due to collateral degradation on two of our non-performing loans.  We also recorded additional general reserves in response to the increased risk inherent in our loan portfolio. Over the past several years, we have experienced an increase in impaired loans, delinquencies, and restructurings, as well as a charge-off.  We have also seen a decline in national commercial real estate values, as well as the deterioration in the financial condition of some of our borrowers.  As a result, management determined that it was necessary to increase the risk weighting related to these factors as it impacts our general reserves.  This led us to increase general reserves by $351 thousand during the year ended December 31, 2011. For 2011, our provision for loan losses was $1.5 million or 0.87% of our total loan portfolio.

The activity in the allowance for loan losses for the years ended December 31 was as follows:

	(dollars in thousands)
	2011	2010

Balance, beginning of year	$3,997	$1,701
Provisions for loan losses	1,487	2,377
Accretion of allowance related to restructured loans	(78)	(81)
Charge-offs	(1,279)	--

Balance, end of year	$4,127	$3,997

Impaired Loans

As of December 31, the principal balances of impaired loans were as follows:

	(dollars in thousands)
	2011	2010

Impaired loans with an allowance for loan losses	$18,168	$22,563
Impaired loans for which there is no related allowance for loan losses	4,774	4,444

Total impaired loans	$22,942	$27,007

Allowance for loan losses related to impaired loans	$3,064	$3,274

Total non-accrual loans	$22,942	$27,007
Total loans past due 90 days or more and still accruing	$--	$--

Information about impaired loans for the years ended December 31 is as follows:

	(dollars in thousands)
	2011	2010

Average investment in impaired loans	$22,085	$26,346

Interest income recognized on impaired loans	$498	$1,000
Interest income recognized on impaired loans attributable to their change in present value	77	64
Total interest income recognized on impaired loans	$575	$1,064

No additional funds were committed to be advanced in connection with impaired loans as of December 31, 2011.

Cash and Cash Equivalents

We experienced an increase in our cash during the twelve months ended December 31, 2011 in the amount of $4.1 million, as compared to a net decrease of $2.9 million for the twelve months ended December 31, 2010. This increase is related to an increase in loan sales from the prior year.

Net cash provided by operating activities totaled $67 thousand for the twelve months ended December 31, 2011, a decrease of $1.4 million from $1.4 million provided by operating activities during the twelve months ended December 31, 2010.  This is related primarily to the fact that a smaller portion of our net loss for the current year was related to provision for loan losses as compared to 2010.

Net cash provided by investing activities totaled $19.2 million during the twelve months ended December 31, 2011, compared to $7.4 million provided during the twelve months ended December 31, 2010, an increase in cash provided of $11.8 million. This difference is attributable to an increase in loan sales during the year ended December 31, 2011.

Net cash used in financing activities totaled $15.1 million for the twelve-month period in 2011, a decrease of $3.3 million from $11.8 million used in financing activities during the twelve months ended December 31, 2010. This difference is primarily attributable to the paydown of the MU facility in 2011.

Liquidity and Capital Resources

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

During the fourth quarter of 2011, we refinanced our primary credit facilities which resulted in extending the due date on these credit facility loans to October 31, 2018 and reduced the interest rate on these facilities to 2.252% per annum.  Although the refinancing of these facilities will result in a decrease of $1.8 million in interest expense for 2012, our cash requirements will not decrease since we are required to make a principal pay down of approximately $3.2 million in 2012.  On December 29, 2011, we also entered into a Loan Repurchase Agreement with ECCU, a California state chartered credit union and our largest equity owner, pursuant to which ECCU agreed to repurchase two mortgage loan interests we had previously acquired from ECCU for a purchase price of $4.5 million.  As a result of these two transactions, we believe we have substantially increased our liquidity position for 2012 and significantly reduced our interest expense on our $87.3 million MU Credit Facility and $23.5 million WesCorp Credit Facility Extension.

Our management regularly prepares liquidity forecasts which we rely upon to ensure that we have adequate liquidity to conduct our business.  While we believe that these expected cash inflows and outflows are reasonable, we cannot assure you that our forecasts or assumptions will prove to be accurate, particularly in this volatile credit and financial environment.  While our liquidity sources that include cash, reserves and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets, and raise additional debt or equity capital is less certain and less immediate.

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

Historically, we have experienced high rates of reinvestment or renewal by our debt security investors upon maturity of their investments.  During 2009 and 2008, for example, 79% and 76%, respectively, of our note investors reinvested in or renewed their investment.  In 2010, the renewal or reinvestment rate dropped to 57% of our note holders renewing their investment.  For the year 2011, 73% of note holders renewed their investments. Should these sources of capital from note sales prove insufficient to fund our operations and obligations, we also have an existing portfolio of performing mortgage loans and believe that we can generate additional liquidity through the sale of participation interests and mortgage loan assets to make payments on our credit facilities, pay interest to our note investors and pay operating expenses.

We base this belief on the size and quality of our mortgage loan investments and management’s experience in finding purchasers of those loans on a timely basis.  However, any sales transactions are dependent on and subject to market and economic conditions and our ability to consummate an acceptable purchase commitment.  In addition, sales transactions could only be consummated if our loan balance after the transaction would continue to meet the minimum collateralization requirements of our credit facilities held with the NCUA.  We are seeking to increase the sale of secured and unsecured debt securities and partner with other credit unions that may have an interest in originating or investing in new business loans that are made to churches and ministries that meet our underwriting guidelines.  By developing new financing resources such as loan participations and joint venture financial arrangements, we believe that we can attract new capital while generating profitable returns.

Credit Facilities Developments

The ongoing credit and liquidity crisis has adversely affected our ability to finance the origination of new church mortgages and acquisition of other profitable church mortgage loans.  When we formed MPF and entered into the $150 million BMO Facility in October 2007, we anticipated that any mortgage investments made by our wholly-owned subsidiary, MPF, would be warehoused for future securitization in a mortgage-backed securities financing transaction.  Credit market developments prevented us from pursuing this strategy and we subsequently retired the facility on November 30, 2009. Effective December 31, 2009, MPF held no assets or liabilities and has been an inactive entity.

As of December 31, 2011, our credit facilities’ commitments, amounts available and principal amounts outstanding were as follows:

Members United Facilities

On October 12, 2007, we entered into two note and security agreements with Members United, a federally chartered credit union located in Warrenville, Illinois for a secured $10 million revolving line of credit and for a secured $50 million revolving line of credit, which was later amended on May 8, 2008 to allow us to borrow up to $100 million through the revolving line of credit. Both credit facilities were secured by certain mortgage loans as a recourse obligation.

On August 27, 2008, we borrowed the entire $10 million available on the $10 million.  As a result of this financing, the $10 million facility was converted to a term loan with a maturity date of August 26, 2011 and we paid off this facility in 2011.  We also have used our $100 million Members United credit facility to assist us in financing our business.  For 2011, the weighted average interest rate we paid on the Members United facility was 3.98%.

On September 24, 2010, the NCUA Board of Directors placed Members United into conservatorship.  When the NCUA initiates a conservatorship action, the board of directors and management of the credit union is replaced.  To implement the Members United conservatorship, certain legacy assets and contributed capital accounts, including our Members United credit facilities, were placed into an Asset Management Estate established by the NCUA to administer the Members United conservatorship.

On November 4, 2011, we and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union entered into an $87.3 million credit facility refinancing transaction which amended and restated the original $100 million credit line we entered into with Members United on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility commencing on December 1, 2011 and on the first day of each succeeding month thereafter at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the lender with interim or annual financial statements and annual and periodic reports filed with the SEC and maintain a minimum collateralization ratio of at least 128%.  If at any time we fail to maintain our required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet our obligation to maintain a minimum collateralization ratio.  As of December 31, 2011, the collateral securing the MU Credit Facility had an aggregate principal balance of $111.4 million, which satisfies the minimum collateralization ratio for this facility.  As of December 31, 2011, the outstanding principal balance due on the MU Credit Facility was $86.9 million.

The MU Credit Facility also includes covenants which prevent us from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requiring the borrower to deliver current financial statements to us.  Under the terms of the MU Credit Facility, we have established a lockbox maintained for the benefit of the NCUA that will receive all payments made by collateral obligors.  Our obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such events of default include, among others, failure to make timely payments due under the MU Credit Facility, or our breach of any of our covenants.

WesCorp Facility

On November 30, 2009, we entered into a $28 million credit facility with WesCorp, a federally chartered credit union located in San Dimas, California.  We used $24.6 million of the proceeds from the WesCorp credit facility to pay-off the BMO Facility.  The WesCorp credit facility had a fixed interest rate of 3.95% and was initially secured by approximately $59.2 million of mortgage loans we previously pledged to secure the BMO Facility. Thus, the loan was initially secured by excess collateral of approximately $30.8 million.

On March 20, 2009, the NCUA assumed control of WesCorp under a conservatorship proceeding initiated by the NCUA under regulations adopted under the Federal Credit Union Act.  Effective as of October 1, 2010, WesCorp was placed into liquidation by the NCUA.  Pursuant to a letter dated October 25, 2010, we were advised that our WesCorp credit facility had been transferred to the Asset Management Assistance Center (“AMAC”), a facility established by the NCUA.

On November 4, 2011, we and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union entered into a $23.5 million credit facility which amended and restated the WesCorp credit facility.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears commencing on December 1, 2011 and on the first day of each succeeding month thereafter at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  As a result of this refinancing transaction, our interest rate was reduced from 3.95% to 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the NCUA with interim or annual financial statements and annual and periodic reports filed with the SEC and maintain a minimum collateralization ratio of at least 150%.  If at any time we fail to maintain our required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet our obligation to maintain a minimum collateralization ratio.  As of December 31, 2011, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $35.3 million, which satisfies the minimum collateralization ratio for this facility.  As of December 31, 2011, $23.4 million was outstanding on the WesCorp Credit Facility Extension.

For further information on our credit facilities, see Note 7, Borrowings from Financial Institutions, in our accompanying audited consolidated financial statements for the year ended December 31, 2011.

Investor Notes

We also rely on our investor notes to make investments in mortgage loan assets and fund our general operations.  As of December 31, 2011, a total of $59.0 million was owed under these notes.  For further information on our investor notes, see Note 10, Notes Payable in our accompanying audited consolidated financial statements for the year ended December 31, 2011.  We have offered our investor notes under registered offerings with the SEC and in private placements that are exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May 2007.  Sale of our Alpha Class Notes was discontinued in April 2008.  As of December 31, 2011, $4.4 million of these notes were outstanding.

In addition to our Alpha Class Notes, in April 2008, we registered with the SEC $80.0 million of new Class A Notes that consists of three series of notes, including a fixed series, flex series and variable series.  An additional $100.0 million in Class A Notes were registered with the SEC in June, 2010.  On June 24, 2011, we filed a Registration Statement with the SEC seeking to register an additional $75 million of our Class A Notes.  All of our Class A Notes are unsecured.  The interest rates we pay on the fixed series notes and the flex series notes are determined by reference to the “swap index”, an index that is based upon a weekly average swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the flex series notes, on the date the interest rate is reset. These notes bear interest at the swap index plus a rate spread of 1.70% to 2.50% and have maturities ranging from 12 to 84 months.  The interest rates we pay on the variable series notes are determined by reference to the variable index in effect on the date the interest rate is set and bear interest at a rate of the swap index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the variable index is defined under the Class A Notes as the three month LIBOR rate.

The Class A Notes were issued under a Trust Indenture we entered into with U.S. Bank National Association.  The notes are part of up to $200 million of Class A Notes we may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  At December 31, 2011, $46.5 million of these Class A Notes were outstanding.

Of the $59.0 million in investor notes that are outstanding at December 31, 2011, $23.3 million will mature in 2012.  Historically, we have a high rate of renewal or reinvestment by our note holders upon maturity of their notes.  In 2010 and 2009, 57% and 79%, respectively, of our note investors renewed their investments in new notes.  For the year ended December 31, 2011, 73% of our note investors renewed their investments.  While no assurances can be given that we will be able to continue this trend, we believe our historical record of renewal experience supports our confidence in the future viability of our investor note program.

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

The MU Credit Facility and WesCorp Credit Facility Extension agreements contain a number of standard borrowing covenants, including affirmative covenants to maintain good and indefeasible title to the pledged collateral free and clear of all liens, to maintain a lockbox for the benefit of the lender to collect payments from borrowers on the collateral notes and comply with customary covenants for a transaction of this nature.  In addition, unless otherwise waived by the NCUA, we may not renew or extend an underlying mortgage loan unless a recent appraisal is completed for such mortgaged property, the loan continues to be amortized over the same period as the prior note and requires the borrower to submit quarterly financial statements in the event the borrower has negative annual net income or a debt service coverage ratio of less than 1.0 to 1.0.  We are in compliance with these covenants as of December 31, 2011.

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

In connection with the above-mentioned strategy, we simulate the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon.  Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under a 200 basis point increase in the interest rates as of December 31, 2011:

	(dollars in thousands)
Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin

+ 200	$5,805	$824	16.55%	3.11%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments.  The above profile illustrates that, if there were an immediate and sustained increase of 200 basis points in interest rates, our net interest income would increase by $824 thousand over the “base case” (i.e., no interest rate change), and our net interest margin would increase from 2.68% to 3.11%.  This shows that our net interest income would be expected to increase significantly under a 200 basis point rise.  Our net interest margin will increase substantially if rates rise.  We did not consider a decrease in interest rates in our analysis as interest rates are at historically low levels and no further decrease can be reasonably anticipated.  Based upon the review of management and our Board, we consider the results indicated by the report to be acceptable.

The following table sets forth our maturity gap for interest-earning assets and interest-bearing liabilities as of the period indicated.  For purposes of the following table, an asset or liability is considered to mature based on its contractual terms.  Actual payment patterns may differ from contractual payment patterns.

Maturity Analysis as of December 31, 2011 Amounts Subject to Maturity Within (dollars in thousands)
	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years	Non Maturity	Total
Assets
Cash with financial institutions	$11,167							11,167
Loans, net of deferred fees	58,940	62,191	7,475	14,284	11,544	16,486		170,920
Allowance for loan losses and loan discount							(5,565)	(5,565)
Noninterest earning assets							2,759	2,759
Total assets	70,107	62,191	7,475	14,284	11,544	16,486	(2,806)	179,281

Liabilities
Borrowings from financial institutions	3,222	3,320	3,404	3,491	3,574	93,269		110,280
Notes payable	23,282	10,428	9,587	8,321	5,054	2,358		59,030
Other liabilities	--						493	493
Members’ equity	--						9,478	9,478

Total liabilities and members’ equity	26,504	13,748	12,991	11,812	8,628	95,627	9,971	179,281

Maturity gap	43,603	48,443	(5,516)	2,472	2,916	(79,141)	(12,777)	--
Cumulative maturity gap	43,603	92,046	86,530	89,002	91,918	12,777	--	--

The preceding table indicates that we have a positive one-year cumulative gap of $43.6 million at December 31, 2011.  This indicates that the funds expected to become available in the next year due to maturing assets are greater than the interest-bearing liabilities coming due in the next year.  Certain notes payable have contractual maturities of 72 months but can be withdrawn in whole or in part at any time prior to maturity without restriction.  In our experience, investors tend not to withdraw these notes prior to maturity.  Nonetheless, for purposes of the maturity analysis above, these notes are included in the Year 1 maturity column.

When an increase in interest rates will help the entity and a decrease in interest rates will hurt the entity, the entity is considered to be asset sensitive.  Currently, our balance sheet is asset sensitive as the amount of assets maturing is greater than the amount of liabilities maturing over the next year.  In the view of management, this sensitivity will not have a material adverse impact on the Company’s financial position and results of operations for 2012.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Report of Independent Registered Public Accounting Firm

To The Members
Ministry Partners Investment Company, LLC
Brea, California

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Company, LLC and subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP
Glendale, California

March 30, 2012

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and 2010
(Dollars in Thousands except for Unit Data)

Assets	2011	2010
Cash	$11,167	$7,078
Loans, net of allowance for loan losses of $4,127
and $3,997 at December 31, 2011 and 2010, respectively	165,355	187,005
Accrued interest receivable	725	742
Property and equipment, net	303	400
Debt issuance costs	104	279
Foreclosed assets	1,374	--
Other assets	253	114
Total assets	$179,281	$195,618

Liabilities and Equity
Liabilities
Borrowings from financial institutions	$110,280	$121,809
Notes payable	59,030	62,103
Accrued interest payable	15	355
Other liabilities	478	489
Total liabilities	169,803	184,756

Commitments and contingencies (Note 9)
Members' equity
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at December 31, 2011 and 117,600 units issued and outstanding
at December 31, 2010 (liquidation preference of $100 per unit)	11,715	11,760
Class A common units, 1,000,000 units authorized, 146,522 units issued and	1,509	1,509
outstanding at December 31, 2011 and 2010
Accumulated deficit	(3,746)	(2,327)
Accumulated other comprehensive loss	--	(80)
Total equity	9,478	10,862
Total liabilities and equity	$179,281	$195,618

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2011 and 2010
(Dollars in Thousands)

	2011	2010
Interest income
Loans	$10,989	$11,918
Interest on interest-bearing accounts	88	118

Total interest income	11,077	12,036

Interest expense
Borrowings from financial institutions	4,560	5,370
Notes payable	2,597	2,836

Total interest expense	7,157	8,206

Net interest income	3,920	3,830

Provision for loan losses	1,487	2,377

Net interest income after provision for loan losses	2,433	1,453

Non-interest income	199	61

Non-interest expenses
Salaries and benefits	1,555	1,363
Marketing and promotion	119	44
Office occupancy	115	136
Office operations and other expenses	1,170	975
Legal and accounting	701	597

Total non-interest expenses	3,660	3,115

Loss before provision for income taxes and state fees	(1,028)	(1,601)

Provision for income taxes and state fees	16	15

Net loss	$(1,044)	$(1,616)

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Statements of Equity
Years Ended December 31, 2011 and 2010
(Dollars in Thousands)

	Series A Preferred Units		Class A Common Units
	Number of Units	Amount	Number of Units	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2009	117,600	$11,760	146,522	$1,509	$(343)	$(72)	$12,854
Comprehensive income (loss):
Net loss	--	--	--	--	(1,616)	--	(1,616)
Change in value of interest rate caps	--	--	--	--	--	(73)	(73)
Total comprehensive income (loss)							(1,689)
Reclassification of comprehensive income related to interest rate caps	--	--	--	--	(35)	65	30
Dividends on preferred units	--	--	--	--	(333)	--	(333)

Balance, December 31, 2010	117,600	11,760	146,522	1,509	(2,327)	(80)	10,862
Comprehensive income (loss):
Net loss	--	--	--	--	(1,044)	--	(1,044)
Total comprehensiveincome (loss)							(1,044)
Reclassification of comprehensive income related to interest rate caps	--	--	--	--	(48)	80	32
Purchase of preferred units	(500)	(45)	--	--	--	--	(45)
Dividends on preferredunits	--	--	--	--	(327)	--	(327)

Balance, December 31, 2011	117,100	$11,715	146,522	$1,509	$(3,746)	$--	$9,478

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010
(Dollars in Thousands)

	2011	2010
Cash Flows from Operating Activities
Net loss	$(1,044)	$(1,616)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	119	75
Provision for loan losses	1,487	2,377
Amortization of deferred loan fees	(158)	(110)
Amortization of debt issuance costs	352	197
Accretion of allowances for loan losses on
restructured loans	(78)	(64)
Accretion of loan discount	(17)	(27)
Gain on sale of loans	(132)	--
Net change in:
Accrued interest receivable	17	214
Other assets	(106)	180
Other liabilities and accrued interest payable	(373)	191
Net cash provided by operating activities	67	1,417

Cash Flows from Investing Activities
Loan purchases	(1,955)	(925)
Loan originations	(4,273)	(7,364)
Loan sales	9,698	375
Loan principal collections, net	15,716	15,591
Purchase of property and equipment	(23)	(228)
Net cash provided by investing activities	19,163	7,449

Cash Flows from Financing Activities
Net change in borrowings from financial institutions	(11,529)	(3,950)
Net change in notes payable	(3,073)	(7,424)
Debt issuance costs	(178)	(57)
Dividends paid on preferred units	(316)	(337)
Purchase of preferred units	(45)	--

Net cash used in financing activities	(15,141)	(11,768)
Net increase (decrease) in cash	4,089	(2,902)

Cash at beginning of year	7,078	9,980
Cash at end of year	$11,167	$7,078
Supplemental Disclosures of Cash Flow Information
Interest paid	$7,311	$7,993
Income taxes paid	15	3
Non-cash activities:
Change in value of market cap	--	73
Transfer of loans to foreclosed assets	1,374	--

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Note 1.	Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company on December 31, 2008.  The Company is owned by a group of 12 federal and state chartered credit unions, none of which owns a majority of the voting equity units of the Company.  One credit union owns only preferred units, while the others own both common and preferred units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  Historically, most of the Company’s loans have been purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. The Company also purchases loans from other credit unions. In addition, the Company originates church and ministry loans independently. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 33 states, with the largest number of loans made to California borrowers.

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by the Company for later securitization.  MPF’s loan purchasing activity continued through early 2010, after which its operations ceased and its assets, including loans, were transferred to the Company.  All liabilities of MPF were paid off and MPF has been inactive effective as of November 30, 2009. The Company plans to maintain MPF for possible future use as a financing vehicle to effect securitized debt transactions.  MPF did not securitize any of its loans.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  Effective as of July 14, 2010, MP Securities was qualified to transact business in the State of California.  Effective as of March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. MP Securities has requested that FINRA approve its request to act as a selling agent for the Company’s Class A Notes offering that will be sold under a registration statement filed with the U.S. Securities and Exchange Commission.  MP Securities will act as a selling agent for the Company’s debt securities and provide securities brokerage services to other credit unions and credit union service organizations and the customers and institutions the Company serves.

Conversion to LLC

Effective December 31, 2008, the Company converted its form of organization from a corporation organized under California law to a limited liability company organized under the laws of the State of California.  With the filing of Articles of Organization-Conversion with the California Secretary of State, the separate existence of Ministry Partners Investment Corporation ceased and the entity continued by operation of law under the name Ministry Partners Investment Company, LLC.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to, but are not limited to, the determination of the allowance for loan losses and the valuation of foreclosed real estate.

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

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  In establishing the allowance for loan losses, management considers significant factors that affect the collectability of the Company’s loan portfolio. While historical loss experience provides a reasonable starting point for the analysis, such experience by itself does not form a sufficient basis to determine the appropriate level of the allowance for loan losses. Management also considers qualitative (or environmental) factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, including:

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

These factors are adjusted on an on-going basis and have been increased in recent years in light of the economic recession and credit crisis. The specific component of the Company’s allowance for loan losses relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

All loans in the loan portfolio are subject to impairment analysis.  The Company reviews its loan portfolio monthly by examining delinquency reports and information related to the financial condition of its borrowers and collateral value of its loans.  Through this process, the Company identifies potential impaired loans.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  A loan is generally deemed to be impaired when it is 90 days or more past due, or earlier when facts and circumstances indicate that it is probable that a borrower will be unable to make payments in accordance with the loan contract.

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  When the Company modifies the terms of a loan for a borrower that is experiencing financial difficulties, a troubled debt restructuring is deemed to have occurred and the loan is classified as impaired.  Loans or portions thereof are charged off when they are determined by management to be uncollectible.  Uncollectability is evaluated periodically on all loans classified as “Loans of Lesser Quality.”  As the Company has an established practice of working to explore every possible means of repayment with its borrowers, it has historically not charged off a loan until foreclosure is completed.  Among other variables, management will consider factors such as the financial condition of the borrower, and the value of the underlying collateral in assessing uncollectability.

Troubled Debt Restructurings

A troubled debt restructuring is a loan which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to a borrower that the Company would not otherwise consider. A loan restructuring may take the form of a reduction in the stated interest rate, an extension of the maturity at an interest rate below market, or a reduction in the face amount of the debt or accrued interest, among others. Loans that are renewed at below-market terms are considered to be troubled debt restructurings if the below-market terms represent a concession due to the borrower’s troubled financial condition. Troubled debt restructurings are classified as impaired loans and are measured at the present value of estimated future cash flows using the loan's effective rate at inception of the loan. The change in the present value of cash flows attributable to the passage of time is reported as interest income.  If the loan is considered to be collateral dependent, impairment is measured based on the fair value of the collateral.

Loan Portfolio Segments and Clauses

Management segregates the loan portfolio into portfolio segments for purposes of evaluating the allowance for loan losses. A portfolio segment is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

Company’s loan portfolio consists of one segment – church loans. The loan portfolio is segregated into the following portfolio classes:

Wholly-Owned First Collateral Position. This portfolio class consists of the wholly owned loans for which the Company possesses a senior lien on the collateral underlying the loan.

Wholly-Owned Junior Collateral Position. This portfolio class consists of the wholly owned loans for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  This class also contains any loans that are not secured. These loans present higher credit risk than loans for which the Company possesses a senior lien due to the increased risk of loss should the loan default.

Participations First Collateral Position. This portfolio class consists of the participated loans for which the Company possesses a senior lien on the collateral underlying the loan. Loan participations present higher credit risk than wholly owned loans because the Company does not maintain full control over the disposition and direction of actions regarding the management and collection of the loans.  The lead lender directs most servicing and collection activities, and major actions must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with those of the Company.

Participations Junior Collateral Position. This portfolio class consists of the participated loans for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  Loan participations in the junior collateral position loans have higher credit risk than wholly owned loans and participated loans where the Company possesses a senior lien on the collateral.  The increased risk is the result of the factors presented above relating to both junior lien positions and participations.

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

The Company, from time to time, sells participation interests in mortgage loans it has originated or acquired. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) each portion of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) the transfer must be made on a non-recourse basis (other than standard representations and warranties made under the loan participation sale agreement) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria is not met, the transaction is accounted for as a secured borrowing arrangement.

Under some circumstances, when the Company sells participations in wholly owned loans receivable that it services, it retains a servicing asset that is initially measured at fair value.  As quoted market prices are generally not available for these assets, the Company estimates fair value based on the present value of future expected cash flows associated with the loan receivable.  The Company amortizes servicing assets over the life of the associated receivable using the interest method.  Any gain or loss recognized on the sale of loans receivable depends in part on both the previous carrying amount of the financial assets involved in the sale, allocated between the assets sold and the interests that continue to be held by the Company based on their relative fair value at the date of transfer, and the proceeds received.

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

Income Taxes

Effective December 31, 2008, the Company converted from a C corporation to a California limited liability company (LLC). As a result, the stockholders of the Company became members of the LLC on the conversion date. The LLC is treated as a partnership for income tax purposes; therefore, the Company will no longer be a tax-paying entity for federal or state income tax purposes, and thus no federal or state income tax will be recorded in the financial statements after the date of conversion. Income and expenses of the Company are passed through to the members of the LLC for tax reporting purposes. The Company is subject to a California gross receipts fee of approximately $12,000 per year for years ending on and after December 31, 2009.  The Company’s subsidiaries are LLCs except for MP Realty, a California corporation.  MP Realty incurred a tax loss for the year ended December 31, 2011 and recorded a provision of $800 for the state minimum income tax.

Although the Company is no longer a federal or state income tax-paying entity beginning in 2009, it is nonetheless subject to Financial Accounting Standards Board (”FASB”) Accounting Standards Codification for Income Taxes, for all “open” tax periods for which the statute of limitations has not yet run.  The Company uses a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

Recent Accounting Pronouncements

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance had no significant impact on the financial statements.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact of this amendment on the financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in members’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption of this amendment will change the presentation of the components of comprehensive income as part of the consolidated statement of stockholder’s equity. This amendment is effective for fiscal and interim periods beginning after December 15, 2011. Other than a presentation change, the adoption of this guidance will not have any impact on the financial statements.

Note 2.	Related Party Transactions

The Company maintains most of its cash at ECCU. Total funds held with ECCU were $10.9 million and $5.6 million at December 31, 2011 and 2010, respectively. Interest earned on these funds totaled approximately $86.7 thousand and $111.2 thousand for the years ended December 31, 2011 and 2010, respectively.

The Company leases physical facilities from ECCU pursuant to an Office Lease dated November 4, 2009, and purchases other services from ECCU. Charges of approximately $116.0 thousand and $216.4 thousand for the years ended December 31, 2011 and 2010, respectively, were made for these services. All of these charges are included in Office Occupancy or Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

In accordance with a mortgage loan purchase arrangement between the Company and ECCU, the Company purchased $925 thousand of loans from ECCU during the year ended December 31, 2010.  The Company did not purchase any loans from ECCU during the year ended December 31, 2011.  The Company recognized $7.3 million and $9.9 million of interest income on loans purchased from ECCU during the years ended December 31, 2011 and 2010, respectively.  ECCU currently acts as the servicer for 96 of the 128 loans in the Company’s loan portfolio.  Per the loan servicing agreement with ECCU, a servicing fee of 50 to 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are 50 to 75 basis points lower than the loan’s contractual rate.  On a limited number of loan participation interests purchased from ECCU, representing $16.3 million of loans at December 31, 2011, the pass-through rate is between 88 and 238 basis points lower than the contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At December 31, 2011, the Company’s investment in wholly-owned loans serviced by ECCU totaled $78.6 million, while the Company’s investment in loan participations serviced by ECCU totaled $46.9 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  These fees amounted to $3.8 and $36.3 thousand during the years ended December 31, 2011 and 2010, respectively.

ECCU has from time to time repurchased from the Company fractional participations in the loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Association (“NCUA”) rules when participations in those loans were sold to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  No gain or loss was incurred on these sales.  On December 28, 2011, the Company entered into a Loan Purchase Agreement with ECCU.  ECCU agreed to repurchase two mortgage loan interests for a cash purchase price of $4.5 million and transfer a 1% participation interest in a first deed of trust and all of a second deed of trust in a third loan, which resulted in the Company holding a 100% interest in the loan.  Pursuant to the terms of the Loan Purchase Agreement, the Company agreed to grant a partial release, waiver, and discharge of certain claims.  No whole loans or loan participations were sold to ECCU during the year ended December 31, 2010.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as Vice President Member Relations, Midwest Region, of Members United Corporate Federal Credit Union (“Members United”).  See Note 6 for information regarding the Company’s borrowings from Members United.  The Company has $116 thousand on deposit with Members United as of December 31, 2011.

From time to time, managers and management have purchased investor notes from the Company.  Investor notes payable to related parties total $317 thousand and $318 thousand at December 31, 2011 and 2010, respectively.

Note 3. Loans

All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2021. The loans earn interest at rates between 3.60% and 10.50%, with a weighted average yield of 6.43% as of December 31, 2011. A summary of loans as of December 31 follows:

	2011	2010
Loans to evangelical churches and
related organizations:
Real estate secured	$170,455	$190,928
Unsecured	465	849

Total Loans	$170,920	$191,777

Deferred loan fees, net	(188)	(175)
Loan discount	(1,250)	(600)
Allowance for loan losses	(4,127)	(3,997)

Loans, net	$165,355	$187,005

The Company’s loan portfolio is comprised of one segment – church loans. The loans fall into four classes: whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position, and participated loans for which the Company possesses a junior collateral position.

Loans by portfolio segment (church loans) and the related allowance for loan losses are presented below. Loans and the allowance for loan losses are further segregated by impairment methodology (dollars in thousands).

Loans and Allowance for Loan Losses (by segment)
As of

	December 31, 2011	December 31, 2010

Loans:

Balance	$170,920	$191,777

Individually evaluated
for impairment	$22,942	$27,007

Collectively
evaluated for impairment	$147,978	$164,770

Allowance for loan losses:

Balance	$4,127	$3,997

Individually evaluated
for impairment	$3,064	$3,274

Collectively
evaluated for impairment	$1,063	$723

Allowance For Loan Losses

During the year ended December 31, 2011, the Company recorded $1.3 million partial charge off on one loan. Management believes that the allowance for loan losses as of December 31, 2011 and 2010 is appropriate. Changes in the allowance for loan losses by loan portfolio segment (church loans) as of and for the years ended December 31 are summarized as follows:

	2011	2010
Balance, beginning of year	$3,997	$1,701
Provisions for loan losses	1,487	2,377
Charge offs	(1,279)	-
Accretion of allowance related to
restructured loans	(78)	(81)

Balance, end of year	$4,127	$3,997

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

The following table is a summary of the loan portfolio credit quality indicators by loan class at December 31, 2011 and 2010, which is the date on which the information was updated for each credit quality indicator:

Credit Quality Indicators (by class) As of December 31, 2011

	Wholly Owned First	Wholly Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$89,597	$8,173	$32,782	$-	$130,552
Watch	4,616	3,448	7,210	-	15,274
Substandard	3,237	3,883	4,089	1,006	12,215
Doubtful	8,091	1,155	3,633	-	12,879
Loss	-	-	-	-	-
Total	$105,541	$16,659	$47,714	$1,006	$170,920

Credit Quality Indicators (by class)
As of December 31, 2010

	Wholly Owned First	Wholly Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$98,774	$14,106	$47,586	$1,621	$162,087
Watch	4,883	3,411	-	-	8,294
Substandard	8,320	1,159	2,682	-	12,161
Doubtful	-	-	9,235	-	9,235
Loss	-	-	-	-	-
Total	$111,977	$18,676	$59,503	$1,621	$191,777

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at December 31, 2011 and 2010:

Age Analysis of Past Due Loans (by class)
As of December 31, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly Owned First	$6,537	$613	$7,522	$14,672	$90,869	$105,541	$-
Wholly Owned Junior	3,448	-	1,159	4,607	12,052	16,659	-
Participation First	-	-	3,633	3,633	44,081	47,714	-
Participation Junior	-	-	-	-	1,006	1,006	-

Total	$9,985	$613	$12,314	$22,912	$148,008	$170,920	$-

Age Analysis of Past Due Loans (by class)
As of December 31, 2010

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly Owned First	$7,105	$1,097	$4,132	$12,334	$99,642	$111,976	$-
Wholly Owned Junior	433	-	216	649	18,027	18,676	-
Participation First	5,315	-	9,235	14,550	44,953	59,503	-
Participation Junior	-	-	-	-	1,622	1,622	-

Total	$12,853	$1,097	$13,583	$27,533	$164,244	$191,777	$-

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, and restructured loans.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of management’s loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.

The Company had fifteen nonaccrual loans as of December 31, 2011, up from fourteen nonaccrual loans at December 31, 2010.  In June 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, the Company had never foreclosed on or taken a charge-off on a mortgage loan investment it had acquired.  Additionally, at December 31, 2011, there were four loans totaling $6.4 million that were subject to foreclosure proceedings. Management has established a reserve totaling $535 thousand for these four loans.  As of December 31, 2011 the Company did not have any loans past due 90 days and still accruing.

The following table is a summary of impaired loans by loan class at December 31, 2011.  The recorded investment in impaired loans reflects the balances in the financial statements, whereas the unpaid principal balance reflects the balances before partial charge-offs:

Impaired Loans (by class)
For the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly Owned First	$1,678	$1,685	$-	$1,691	$98
Wholly Owned Junior	-	434	-	-	-
Participation First	2,655	2,655	-	2,699	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly Owned First	11,893	12,587	1,773	12,053	254
Wholly Owned Junior	4,511	4,603	1,111	4,520	146
Participation First	978	978	180	983	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$21,715	$22,942	$3,064	$21,946	$498

Impaired Loans (by class)
For the Year Ended December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly Owned First	$1,694	$1,701	$-	$1,694	$137
Wholly Owned Junior	-	-	-	-	-
Participation First	2,744	2,744	-	2,744	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly Owned First	10,957	11,502	925	10,947	532
Wholly Owned Junior	4,534	4,569	383	4,465	267
Participation First	6,492	6,491	1,966	6,496	37
Participation Junior	-	-	-	-	-

Total:
Church loans	$26,421	$27,007	$3,274	$26,346	$973

A summary of nonaccrual loans by loan class at December 31, 2011 and 2010 is as follows:

Loans on Nonaccrual Status (by class)
As of December 31, 2011

Church loans:
Wholly Owned First	$14,272
Wholly Owned Junior	5,037
Participation First	3,633
Participation Junior	-

Total	$22,942

Loans on Nonaccrual Status (by class)
As of December 31, 2010

Church loans:
Wholly Owned First	$13,203
Wholly Owned Junior	4,569
Participation First	9,235
Participation Junior	-

Total	$27,007

A summary of troubled debt restructurings by loan class as of December 31, 2011 is as follows:

Troubled Debt Restructurings (by class)
As of December 31, 2011

		Pre-Modification	Post-Modification	Recorded
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	7	$11,295	$11,316	$11,078
Wholly-Owned Junior	4	4,512	4,540	4,511
Participation First	-	-	-	-
Participation Junior	-	-	-	-

Total	11	$15,807	$15,856	$15,589

For each of the 11 restructured loans, unpaid accrued interest at the time of the loan restructure was added to the principal balance.  The amount of interest added was also recorded as a loan discount, and so did not increase our net loan balance.  In addition, for each of the 11 restructured loans, the interest rate was temporarily decreased.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan restructured.

A summary of troubled debt restructurings that defaulted during the year ended December 31, 2011 is as follows:

Troubled Debt Restructurings Defaulted (by class)
For the year ended December 31, 2011

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	4	$7,194
Wholly-Owned Junior	3	4,293
Participation First	-	-
Participation Junior	-	-
Total:
Church loans	7	$11,487

No additional funds were committed to be advanced in connection with impaired loans, including restructured loans, as of December 31, 2011 or 2010.

Note 4.   Foreclosed Assets

Foreclosed assets consist of one property acquired during 2011 in satisfaction of a secured loan.  The property had a carrying value of $1.4 million at December 31, 2011, and no valuation allowance.  No expenses or charge-offs were recorded against the foreclosed property.  There were no foreclosed assets held at December 31, 2010.

Note 5.   Loan Participation Sales

During the year ended December 31, 2011, the Company sold participations in two church loans totaling $5.4 million.  The Company retained servicing responsibilities in these loans.  As a result, the Company recorded servicing assets totaling $146.9 thousand, which are being amortized using the interest method.  The amortization of servicing assets is recorded as an adjustment to interest income and totaled $9.4 thousand for the year ended December 31, 2011.  There were no servicing assets as of December 31, 2010.

A summary of servicing assets for the year ended December 31, 2011 and 2010 is as follows:

Servicing Assets For the years ended December 31,
	2011	2010
Balance, beginning of year	$--	$--
Additions:
Servicing obligations from sale of loan participations	147	--
Subtractions:
Amortization	9	--
Balance, end of year	$138	$--

For the year ended December 31, 2011, the Company recognized gains of $132.2 thousand on the sales of loan participations.  There were no gains on loan sales for the year ended December 31, 2010.

Note 6.    Premises and Equipment

	2011	2010

Furniture and office equipment	$317	$294
Computer system	221	221
Leasehold improvements	25	25

	563	540
Less accumulated depreciation and amortization	(260)	(140)

	$303	$400

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 amounted to $119 thousand and $75 thousand, respectively.

Note 7.	Borrowings from Financial Institutions

Members United Facilities

On October 12, 2007, the Company entered into two note and security agreements with Members United. Members United is a federally chartered credit union located in Warrenville, Illinois, which provides financial services to member credit unions. One note and security agreement was for a secured $10 million revolving line of credit, which is referred to as the “$10 Million LOC,” and the other was for a secured $50 million revolving line of credit.  The latter was amended on May 8, 2009 to allow the Company to borrow up to $100 million through the revolving line of credit. The Company refers to this as the “$100 Million CUSO Line.” Both credit facilities were secured by certain mortgage loans. The Company utilized the $10 Million LOC for short-term liquidity purposes and the $100 Million CUSO Line for mortgage loan investments.

On August 27, 2008, the Company borrowed the entire $10 million available on the $10 Million LOC at a rate of 3.47%.  As a result of this financing, the $10 Million LOC was converted to a term loan with a maturity date of August 26, 2011.  The loan bore interest payable monthly at a floating rate based on the one month LIBOR plus 100 basis points.  As of December 31, 2010, the balance on the $10 Million LOC was $8.0 million.  The remaining outstanding balance of this $10 million LOC was paid off on the maturity date and the facility was terminated.

As of December 31, 2010, the balance on the $100 Million CUSO Line was $87.3 million, and the weighted average interest rate on the Company’s borrowings under this facility was 4.32%.  Pursuant to the terms of the Company’s promissory note with Members United, once the loan was fully drawn, the total outstanding balance was termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate was specified by Members United and was re-priced to a market fixed or variable rate determined at the time the loan is restructured.

Both credit facilities were recourse obligations secured by designated mortgage loans. The Company maintained collateral in the form of eligible mortgage loans, as defined in Member United line of credit agreements, of at least 111% of the outstanding balance on the lines, after the initial pledge of $5 million of mortgage loans. As of December 31, 2010, approximately $106.6 million of loans were pledged as collateral for the $100 Million CUSO Line and the $10 Million Members United term loan.

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaces the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $86.9 million at December 31, 2011.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2011, the collateral securing the MU Credit Facility had an aggregate principal balance of $111.4 million, which satisfies the minimum collateralization ratio for this facility.

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

WesCorp Facility

On November 30, 2009, the Company entered into a Loan and Security agreement with WesCorp.  WesCorp is a federally chartered credit union located in San Dimas, California.  The agreement provided for a secured $28 million term loan, referred to as the “WesCorp Facility.”

The WesCorp Facility carried a fixed interest rate of 3.95% per year.  Interest on the outstanding balance of the loan was payable on the last day of each month, along with a fixed principal payment of $116.7 thousand.  The balance of the principal, $24.7 million, was due in full when the Facility matures on March 30, 2012.  The Company had the option to prepay any or all of the principal balance at any point prior to the maturity date subject to a prepayment penalty.  The loan was secured by certain loans.  These loans totaled $56.7 million at December 31, 2011.  As of December 31, 2010 there was $26.5 million outstanding on the WesCorp Facility.

On March 20, 2009, the NCUA assumed control of WesCorp under a conservatorship proceeding initiated by the NCUA under regulations adopted under the Federal Credit Union Act.  Effective as of October 1, 2010, WesCorp was placed into liquidation by the NCUA.  Pursuant to a letter dated October 25, 2010, the Company advised that the WesCorp facility had been transferred to the AMAC, a facility established by the NCUA.  The transfer of the WesCorp Facility will not affect or change any of the terms and conditions of the loan agreement the Company entered into with WesCorp.

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of December 31, 2011, $23.4 million was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2011, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $35.3 million, which satisfies the minimum collateralization ratio for this facility.

Both the MU Credit Facility and WesCorp Credit Facility Extension are secured by certain of the Company’s mortgage loans previously held as collateral under the $100 Million CUSO Line and the WesCorp Facility.

Outstanding balances of borrowings from financial institutions are summarized by lender at December 31 as follows:

Lender	2011	2010

Members United	$--	$95,325
WesCorp	--	26,484
NCUA	110,280	--
	$110,280	$121,809

Future principal paydowns of borrowings from financial institutions are as follows at December 31:

2012	$3,222
2013	3,320
2014	3,404
2015	3,491
2016	3,574
Thereafter	93,269
$110,280

Note 8.  Interest Rate Caps

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

The Company had stand-alone derivative financial instruments in the form of interest rate cap agreements, which derived their value from underlying interest rates.  These transactions involved both credit and market risk.  The notional amounts are amounts on which calculations, payments, and the value of the derivative are based.  Notional amounts do not represent direct credit exposures.  Direct credit exposure was limited to the net difference between the calculated amounts to be received and paid, if any.  Such differences, which represented the fair value of the derivative instruments, were reflected on the Company’s consolidated balance sheet as other assets and other liabilities.

The Company was exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements.  The Company controlled the credit risk of its financial contracts through credit approvals, limits and monitoring procedures. No counterparties failed their obligations.  The Company dealt only with primary dealers.

Interest Rate Risk Management – Cash Flow Hedging Instruments

The Company has used long-term variable rate debt and variable rate preferred units as sources of funds for use in its lending and investment activities and other general business purposes.  These debt obligations expose the Company to variability in interest payments due to changes in interest rates.  If interest rates increase, interest expense increases.  Conversely, if interest rates decrease, interest expense decreases.  To limit the variability of a portion of the Company’s interest payments, management hedged a portion of the Company’s variable rate interest payments.

One way to hedge exposure to variable interest rates is through the purchase of interest rate caps.  An interest rate cap is an option contract that protects the holder from increases in short-term interest rates by making a payment to such holder when an underlying interest rate (the "index" or "reference" interest rate) exceeds a specified strike rate (the "cap rate"). Similar to an interest rate swap, the notional amount on which the payment is made is never exchanged. Interest rate caps are purchased for a premium and typically have expirations between 1 and 7 years. With the purchase of an interest rate cap, payments are made to the holder on a monthly, quarterly or semiannual basis, with the period generally set equal to the maturity of the index interest rate.  In essence, the financial exposure to the holder of an interest rate cap is limited to the initial purchase price.  The objective of this type of instrument is to mitigate the exposure to rising interest rates by “capping” the rate (the strike price) for a specific period of time.

These agreements provided for the Company to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”)) when the index interest rate exceeds 1.50%. This rate was 0.26% at December 31, 2010.

At December 31, 2010, the fair value of interest rate caps was recorded in other assets.  Changes in the fair value of interest rate caps and preferred units designed as hedging instruments of the variability of cash flows associated with long-term debt and preferred units are reported in other comprehensive income (loss).  These amounts subsequently are reclassified against income available to common unit holders in the same period in which the related interest on the long-term debt affects earnings.  The interest rate caps outstanding at December 31, 2010 matured in June 2011.  There are no interest rate caps outstanding at December 31, 2011.

The Company reclassified $80.2 thousand of comprehensive income related to interest rate caps against retained earnings during the year ended December 31, 2011.

Note 9.	Commitments and Contingencies

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2011 and December 31, 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount (in thousands)
	December 31, 2011	December 31, 2010
Undisbursed loans	$182	$143
Standby letter of credit	$--	$1,000

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

Note 10.	Notes Payable

The notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company is in compliance with these covenants as of December 31, 2011.  Effective April 18, 2008, the Company discontinued the sale of Alpha Class Notes.

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of December 31, 2011.

Historically, most of the Company’s unsecured notes have been renewed by investors upon maturity.  Because the Company has discontinued its sale of Alpha Class Notes effective April 18, 2008, all holders of such notes that mature in the future may reinvest such sums by purchasing Class A Notes that have been registered with the Securities and Exchange Commission (see Note 10 below).  For matured notes that are not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, and issuing new notes payable.

In July 2001, the Company registered with the Securities and Exchange Commission (the SEC) the sale of $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement authorizing the issuance of up to $50.0 million of such notes.  In April 2003, the Company registered with the SEC the sale of an additional $25.0 million of Alpha Class Notes.  In April 2005, the Company registered with the SEC the sale of up to $50.0 million of a new Alpha Class Notes issued pursuant to a Trust Indenture authorizing the issuance of up to $200.0 million of such notes.  In May 2007, the Company registered with the SEC the sale of an additional $75.0 million of the new Alpha Class Notes. With the registration of its Class A Notes, the Company has discontinued the sale of the Alpha Class Notes effective as of April 18, 2008.  At December 31, 2011 and December 31, 2010, $4.4 million and $5.6 million of Alpha Class Notes were outstanding, respectively.

In April 2008, the Company registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This is a "best efforts" offering and continued through April 30, 2010.  The Company registered an additional $100.0 million of Class A notes on both June 3, 2010 and May 4, 2011.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates the Company pays on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.  The Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (US Bank).  The Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  At December 31, 2011 and 2010, $46.5 million and $44.7 million of these notes were outstanding, respectively.

A summary of notes payable at December 31 is as follows:
			Weighted Average Interest Rate at December 31,
	2011	2010	2011	2010

National Alpha Offering (Note 10)	$4,432	$5,617	5.73%	5.75%
Class A Offering (Note 10)	46,520	44,663	4.11%	4.03%
Special offering notes	7,902	8,991	4.56%	3.50%
Special Subordinated notes	6	2,631	5.45%	7.00%
International notes	$170	$201	4.77%	4.52%

	$59,030	$62,103

The following are maturities of notes payable for each of the next five years:

Year Ending December 31,

2012	$23,282
2013	10,428
2014	9,587
2015	8,321
2016	5,054
Thereafter	2,358

$59,030

Note 11.	Preferred and Common Units Under LLC Structure

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

	2011	2010

Change in fair value of derivatives used for cash flow hedges
Interest rate caps	$--	$(73)
Reclassification of comprehensive income related to interest rate caps	$80	$65

	$80	$(8)

Note 13.	Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Insperity 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the percent of which is annually determined by the managers. Matching contributions for the plan years ended December 31, 2011 and 2010 were $45.1 and $35.8 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. There were no contributions to the profit sharing plan for the years ended December 31, 2011 and 2010.

Note 14.	Fair Value

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows:

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash	$11,167	$11,167	$7,078	$7,078
Loans	165,355	168,383	187,005	189,072
Other financial assets	863	863	742	742

Financial Liabilities:
Notes payable	59,030	60,883	62,103	63,580
Borrowings from financial
institutions	110,280	111,371	121,809	121,054
Other financial liabilities	104	104	435	435

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2011 and 2010.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2011 and 2010.

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

•
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets at December 31, 2011:
Impaired loans (net of allowance and discount)	$-	$-	$18,652	$18,652
Foreclosed assets	-	-	1,374	1,374
	$-	$4,880	$20,026	$20,026

Assets at December 31, 2010:
Impaired loans (net of allowance and discount)	$-	$10,569	$12,577	$23,146
Foreclosed assets	-	-	-	-
	$-	$10,569	$12,577	$23,146

Impaired Loans

Collateral-dependent impaired loans are carried at the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Otherwise, collateral-dependent impaired loans are categorized under Level 2.  Because of the uncertain market, fair value for collateral-dependent loans based on appraisals more than 30 days old were deemed to involve significant adjustments based on unobservable inputs.

Impaired loans that are not collateral dependent are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate. Troubled debt restructurings are also carried at the present value of expected future cash flows. However, expected cash flows for troubled debt restructurings are discounted using the loan’s original effective interest rate rather than the modified interest rate. Since fair value of these loans is based on management’s projection of future cash flows, the fair value measurements are categorized as Level 3 measurements.

Note 15.	Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows:

Balance Sheets	December 31,
	2011	2010
Assets
Cash	$11,035	$6,774
Loans, net of allowance for loan losses	165,355	187,005
Accrued interest receivable	725	742
Property and equipment, net	303	400
Investment in subsidiaries	(179)	177
Due from subsidiaries	297	128
Debt issuance costs	104	279
Foreclosed assets	1,374	--
Other assets	253	241

Total assets	$179,267	$195,746

	December 31,
	2011	2010
Liabilities and equity
Borrowings from financial institutions	$110,280	$121,809
Notes payable	59,030	62,103
Accrued interest payable	15	355
Other liabilities	464	617

Total liabilities	169,789	184,884

Equity	9,478	10,862

Total liabilities and equity	$179,267	$195,746

Statements of Income	Years Ended December 31,
	2011	2010
Income:
Interest income	$11,077	$12,036
Other income	199	8

Total income	11,276	12,044

Interest expense:
Interest on lines of credit	4,560	5,370
Interest on notes payable	2,597	2,836

Total interest expense	7,157	8,206

Provision for loan losses	1,487	2,377

Other operating expenses	3,306	2,988
Loss before provision for income taxes	(674)	(1,527)

Provision for income taxes and state fees	15	15

	(689)	(1,542)

Equity in undistributed net loss of subsidiaries	(355)	(74)

Net loss	$(1,044)	$(1,616)

Statements of Cash Flows	Years Ended December 31,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(1,044)	$(1,616)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Equity in undistributed net loss of subsidiaries	355	74
Depreciation	119	75
Provision for loan losses	1,487	2,377
Amortization of deferred loan fees	(158)	(110)
Amortization of debt issuance costs	352	197
Accretion of allowance for loan losses on
restructured loans	(77)	(64)
Accretion of loan discount	(17)	(27)
Net change in:
Gain on sale of loans	(132)	--
Accrued interest receivable	18	214
Other assets	(108)	(53)
Other liabilities and accrued interest payable	(556)	46

Net cash provided by operating activities	239	1,113

Cash Flows from Investing Activities
Loan purchases	(1,955)	(925)
Loan originations	(4,273)	(7,364)
Loan sales	9,698	375
Loan principal collections, net	15,716	15,591
Purchase of property and equipment	(23)	(228)

Net cash provided by investing activities	19,163	7,449

Cash Flows from Financing Activities
Net change in borrowings from financial institutions	(11,529)	(3,950)
Net change in notes payable	(3,073)	(7,424)
Debt issuance costs	(178)	(57)
Dividends paid on preferred units	(316)	(337)
Purchase of preferred units	(45)	--

Net cash used in financing activities	(15,141)	(11,768)

Net increase (decrease) in cash	4,261	(3,206)

Cash at beginning of year	6,774	9,980

Cash at end of year	$11,035	$6,774

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2011 covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2011. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2011, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers/Executive Officers
Mark G. Holbrook	61	Chairman of the Board, Manager
Billy M. Dodson	51	President and Chief Executive Officer
Van C. Elliott	74	Secretary, Manager
Susan B. Reilly	55	Senior Vice President and Chief Financial Officer, Principal Accounting Officer
Robert Schepman	72	Vice President, Lender Relations
Harold D. Woodall	65	Senior Vice President and Chief Credit Officer
Arthur G. Black	73	Manager
Juli Anne S. Callis	59	Manager
Jeffrey T. Lauridsen	62	Manager
R. Michael Lee	53	Manager
Randolph P. Shepard	55	Manager

The following is a summary of the business experience of our executive officers and managers.  With our conversion from a corporation to a limited liability company on December 31, 2008, we are governed by a board of managers that supervises our affairs (hereinafter referred to as the “Board”).

MARK G. HOLBROOK has served as Chairman of our Board since inception. Until February 17, 2011, Mr. Holbrook served as our Chief Executive Officer.  Mr. Holbrook also serves as President and Chief Executive Officer of ECCU. He began his career with ECCU in 1975 and has served as its President since 1984. ECCU currently has assets under management of over $2.5 billion and more than 10,000 members in 50 states and 100 foreign countries. Mr. Holbrook has served as Chairman of the Board of Christian Management Association. He received his Bachelor of Arts degree from Biola University in 1973 and has completed post-graduate studies at Chapman College.  Mr. Holbrook brings to our Board extensive experience in the credit union industry, a deep understanding of our business and our investments, and relationships with the credit unions which comprise our equity members.

BILLY (BILL) M. DODSON became our President on May 8, 2006, was appointed our Assistant Secretary in October 2007, and was appointed our Chief Executive Officer on May 12, 2011. Before joining us, he served as Vice President of Sales for California Plan of Church Finance, Inc., a registered broker-dealer firm during the period August, 2000 to May, 2006. While at that company, he managed all aspects of a brokerage operation, which annually distributed to investors between $125 and $175 million of church mortgage bonds. Prior to joining California Plan of Church Finance, Inc., Mr. Dodson served as Pastor for the West Valley Church in Sherwood, Oregon. Mr. Dodson received his Bachelor of Journalism degree from the University of Texas and a Master of Divinity degree from Southwestern Baptist Theological Seminary. Mr. Dodson holds a Series 7, 24, 63 and 79 securities license. He is a graduate of the Securities Industry Institute at the Wharton School, University of Pennsylvania.

VAN C. ELLIOTT has served as a member of our Board since 1991. He has served as a director for ECCU from April 1991 until the present (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing financial and fund raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry.  Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration.  He has completed post-graduate instruction at the College for Financial Planning.  Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.®   Mr. Elliott brings to our Board his extensive experience as a credit union board member, and intimate knowledge of church and ministry financial operations.  He serves on our Executive Committee and on our Audit Committee.

SUSAN B. REILLY was appointed as our Vice President of Finance and Principal Accounting Officer in December 2007 and was appointed to serve as our Senior Vice President and Chief Financial Officer on August 18, 2011. Prior to joining us, Ms. Reilly served as Controller for Pacific Rim Capital, a private equity investment firm. Before joining that firm in 2007, she was Senior Vice President and Treasurer for East West Bank. Prior to joining East West Bank in 2004, Ms. Reilly served as Treasurer for Catalina Restaurant Group. Before joining that company in 2003, she worked for Parson Consulting Group. Ms. Reilly holds a Bachelor of Science Degree from the University of California Riverside. She completed post-graduate work at California State Fullerton and attended the University of Southern California - Marshall School of Business - East West Bank Leadership Program.  Ms. Reilly holds her series 27 securities license.

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

HAROLD D. WOODALL has served as our Vice President for Lending since May 2007 and was appointed Senior Vice President and Chief Credit Officer on August 18, 2011. His responsibilities include the general management of development, underwriting and processing of loan origination and mortgage investment. Mr. Woodall previously served as Vice President for Lending Services at the California Baptist Foundation from 1996 to 2006, where he was responsible for general management of a $130 million loan fund, including origination of over $500 million in church and ministry loans during that period.  His previous experience also includes commercial lending, medical equipment manufacturing, real estate sales, oil and gas production and agribusiness consulting. Mr. Woodall is a graduate of Oklahoma State University in Stillwater Oklahoma with a B.S. in Agricultural Economics.

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

JULI ANNE S. CALLIS has served as a member of our Board since 2007.  She is currently President and Chief Executive Officer of the National Institute of Health Federal Credit Union. Prior to her current engagement, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Ms. Callis served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Callis served as the Director of Sales for the US Navy Mid Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland and Bermuda. Ms. Callis received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D. She also serves as Chair for the Executive Committee of the Open Solutions, Inc. Client Association and as a Trustee of the International Mission board of the Southern Baptist Convention.  Mrs. Callis provides our Board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise.  Mrs. Callis serves as our Vice Chair of our Board, Chair of the Asset-Liability Management Committee and is also a member of our Executive Committee.

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

R. MICHAEL LEE has served as a member of our Board since January 2009. Mr. Lee currently serves as Vice President Member Relations, Midwest Region, of Alloya Corporate Federal Credit Union. Previously Mr. Lee served as President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union and has been a Senior Vice President with US Central Federal Credit Union, Corporate Network eCom and Corporate One Federal Credit Union.  Prior to this, he spent 15 years in the insurance industry as a senior officer managing a national sales force that served the needs of business owners. Mr. Lee currently serves on a number of boards in the credit union industry and attended Southern Illinois University; CUNA’s Financial Management School and completed numerous industries training sessions throughout his career.  Mr. Lee adds special expertise to our Board with his years of experience as an executive of a number of large financial institutions and with his deep knowledge of marketing and sales.  Mr. Lee serves as a member of our Governance Committee, Asset-Liability Management Committee and serves as the Chairman of the Board for Ministry Partners Securities, LLC.

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

The Board has elected Mr. Holbrook as our chairman every year since our inception in 1991.  When initially formed, we were a wholly-owned subsidiary of ECCU.  At that time, the board consisted of ECCU executives and a number of independent directors.   As of the date of this Report, our Board consists of seven managers, a majority of which are independent managers.

The Board has established the following committees to help oversee various aspects of our business:

•	Our Executive Committee is charged with responsibility for determining the President’s compensation and undertaking other matters of an executive nature;

•	Our Audit Committee is chartered to oversee the annual audit of our financial reports, oversee the establishment and maintenance of internal controls, and oversee compliance with our Ethics Policy;

•	Our Investment Committee is authorized to oversee compliance with our Loan Policy and to review the performance and management of our loan portfolio;

•	Our Credit Review Committee reviews and implements our Loan Policy and reviews most of the loan applications we receive;

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

The Board is actively involved in and regularly meets with members of our senior management to discuss capital adequacy, use of leverage, and liquidity issues we face.  Our Asset Liability Committee regularly meets with the objective of performing oversight of interest rate risk, future net interest income and expense, capital and liquidity forecasts and review of trends impacting our balance sheet.  For 2012, the Board has committed to monitoring and further improving a system which was implemented in 2010 for measuring, monitoring, managing and reporting the portfolio risks we face in our balance sheet.

Our Board Chairman

Until February 17, 2011, Mr. Holbrook served both as our Chairman and our Chief Executive Officer.  In his role as our Board Chairman and Chief Executive Officer, Mr. Holbrook has provided high level strategic leadership to our Company.  He brings to his role a deep knowledge of ministry lending, financial institution management, and the credit union regulatory environment.

On February 17, 2011, at a regularly called meeting of the Board, Mr. Holbrook tendered his resignation from his position as Chief Executive Officer, effective immediately.  In tendering his resignation, Mr. Holbrook cited two factors: first, the increasing demands on his time and attention that have resulted from the growing complexity of operations at Evangelical Christian Credit Union, where he serves as President and Chief Executive Officer; and, second, his increased confidence in the competence and readiness of our President, Bill Dodson, to assume a greater scope of responsibility.  On May 12, 2011, Mr. Dodson was appointed to serve as our Chief Executive Officer.  Mr. Holbrook remains Chairman of the Board.

Code of Ethics

On November 6, 2009, our Board adopted a Code of Ethics for our principal officers and members of the Board.

Audit Committee

In May 2005, our Board established a standing audit committee. For the year ended December 31, 2011, the Audit Committee was comprised of three members, including Randolph P. Shepard, Van Elliott and Jeffrey T. Lauridsen.  Mr. Randolph P. Shepard serves as Chairman of the Committee and is an independent manager as defined in our Related Party Transaction Policy.

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

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2011 and 2010 by our senior executive officers.  Mr. Dodson was appointed President by the Board effective May 8, 2006.

Summary Compensation Table
Annual Compensation

Name and Principal Position	Year Ended	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation
Mark G. Holbrook, Chairman (1)	2011	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-
Billy M. Dodson, President, CEO	2011	191,315	-0-(2)	-0-	$26,723 (4)
	2010	191,315	20,000 (2)	-0-	24,650 (3)
Susan B. Reilly, CFO, Senior Vice President	2011	137,700	-0-	-0-	17,568 (4)
	2010	137,700	24,786	-0-	17,532 (3)
Harold Woodall, CCO, Senior Vice President	2011	127,500	-0-	-0-	18,563 (4)
	2010	127,500	16,776	-0-	18,533 (3)

(1) Mr. Holbrook is a full-time employee of ECCU. During his tenure on the Board, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer or member of our Board.  We reimburse ECCU for that portion of Mr. Holbrook's time devoted to service to us as an officer (but not as a Board member). During 2010, Mr. Holbrook devoted less than 1% of his time serving the Company as an officer.  Effective as of February 17, 2011, Mr. Holbrook resigned his position as our Chief Executive Officer.

(2) An aggregate bonus amount of $20,000 was accrued for Mr. Dodson for the fiscal year 2010.  No bonus was accrued or paid for the fiscal year 2011.

(3) We contributed an aggregate amount of $24,650 for Mr. Dodson's 401(k) retirement plan, medical benefits and life and disability insurance for 2010.   We also contributed an aggregate amount of $17,532 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2010.  We contributed an aggregate amount of $18,533 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2010.

 (4) We contributed an aggregate amount of $26,723 for Mr. Dodson's 401(k) retirement plan, medical benefits and life and disability insurance for 2011.   We also contributed an aggregate amount of $17,568 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2011.  We contributed an aggregate amount of $18,563 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2011.

No options, warrants or other rights to purchase our equity securities have been issued to our officers.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERMATTERS

The following table sets forth information available to us, as of December 31, 2011, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

Name	Beneficial Ownership	Percentage Owned(1)
Billy M. Dodson 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Mark G. Holbrook 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Van C. Elliott 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%

Arthur G. Black 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Juli Anne S. Callis 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Jeffrey T. Lauridsen 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Randolph P. Shepard 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
R. Michael Lee 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
All officers and members of the Board as a group	--	--%
Other 5% or greater beneficial owners (seven):
Evangelical Christian Credit Union	62,000	42.31%

Financial Partners Credit Union	12,000	8.19%
USA Federal Credit Union	11,905	8.13%
Western Federal Credit Union	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Keypoint Credit Union	11,900	8.12%

Credit Union of Southern California	8,000	5.46%

 (1)           Based on 146,522 Class A Units outstanding.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 30, 2007, we completed the BMO Facility as our first warehouse mortgage financing facility.  Our wholly-owned subsidiary, MPF, was formed to acquire mortgage loans from us or ECCU.  As part of the BMO Facility, MPF entered into a Mortgage Loan Purchase Agreement with ECCU.  For the year ended December 31, 2009, MPF acquired $105.0 thousand in mortgage loans from ECCU.  No loans were acquired by MPF in the years ended December 31, 2010 and 2011.  ECCU continues to service most of our mortgage loans that it sells to us under a servicing agreement.  Per this agreement, a servicing fee of 50 to 65 basis points is deducted from the interest payments we receive on the wholly-owned loans that ECCU services for us.  In lieu of a servicing fee, loan participations we purchase from ECCU generally have pass-through rates which are 50 to 75 basis points lower than the loan contractual rate. On a limited number of loan participation interests we purchased from ECCU, representing $16.3 million of loans at December 31, 2011, the pass-through rate is between 88 and 238 basis points lower than the contractual rate.  We negotiate the pass-through interest rates with ECCU on a loan by loan basis.  At December 31, 2011, our investment in wholly-owned loans serviced by ECCU totaled $78.6 million, while our investment in loan participations serviced by ECCU totaled $48.7 million.  From time to time, we pay fees for additional services ECCU provides for servicing our loans.  These fees amounted to $3.8 thousand and $36.3 thousand during the years ended December 31, 2011 and 2010, respectively.

From time to time, we purchase participation interests in mortgage loans from ECCU, our largest equity owner.  During the years ended December 31, 2010, we or our wholly-owned subsidiary, MPF, purchased $925 thousand of loans from ECCU.  We did not purchase any loans from ECCU during the year ended December 31, 2011.  We recognized interest income on loans purchased from ECCU of $7.3 million and $9.9 during the years ended December 31, 2011, and 2010, respectively.  Currently, ECCU acts as our primary servicer of the mortgage loans we own pursuant to the terms of a servicing agreement.  ECCU services 95 of the 128 mortgage loans in our portfolio.  We paid fees to ECCU in the amount of $3.8 thousand for additional services performed related to servicing our loan portfolio during the year ended December 31, 2011. MPF held no loans as of December 31, 2011.

From time to time, ECCU has repurchased mortgage loans from us as part of our liquidity management practices. Although ECCU has accommodated us in responding to such repurchase requests, ECCU is under no contractual obligation to do so.  In addition, federal credit union regulations require that a borrower must be a member of a participating credit union in order for a loan participation to be an eligible investment for a federal chartered credit union. ECCU has from time to time repurchased from us fractional participations in our loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Administration rules when we were selling participations in those loans to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under our Related Party Transaction Policy that has been adopted by our Board.

On December 28, 2011, we entered into a Loan Repurchase Agreement with ECCU, pursuant to which ECCU agreed to repurchase two mortgage loan interests in exchange for a cash purchase price of $4.5 million.  In addition to the delivery of the cash purchase price, ECCU also transferred to us a 1% participation interest and second deed of trust in a loan which resulted in us holding a 100% interest in such loan.  The acquired loan is in default and the property securing such loan is appraised at a value of $1.455 million.  In exchange for the delivery of the $4.5 million purchase price and mortgage loan interest acquired from ECCU, we agreed to grant a release, waiver and discharge of certain claims arising in connection with loans we had acquired from ECCU.  We did not release any claims which may arise out of the administration of such released loans or any other mortgage loan interests we have acquired from ECCU.  The terms, conditions and provisions of the Loan Repurchase Agreement were negotiated and approved by our independent managers in accordance with our Related Party Transaction Policy.

We maintain most of our cash balances with ECCU, our largest equity holder.  Total funds held with ECCU at December 31, 2011 and 2010 were $10.9 million, and $5.6 million, respectively.  We earned interest on these cash balances for the years ended December 31, 2011 and 2010 in the amount of $86.7 thousand, and $111.2 thousand, respectively.

Pursuant to an administrative services agreement, we purchase certain professional services from ECCU and we rent our administrative offices from ECCU pursuant to an office lease entered into on November 4, 2008.  We paid ECCU $116.0 thousand and $216.1 thousand for the years ended December 31, 2011, and 2010, respectively, for these services and facilities.  We negotiated these charges and terms of the office lease with ECCU based upon the fair market value of such services and rental rates for comparable office space in Brea, California.

Other Related Party Transactions.

From time to time, our Board and members of our executive management team have purchased investor notes from us.  One of our Board members, Mr. Art Black, is the beneficial owner of a living trust that holds $224,276 of our Class A Notes.  On May 19, 2009, we sold $19.3 million of loans to Western Federal Credit Union, which is an equity holder of our Class A Units.  The loans were sold to Western at par.  Proceeds from the sale were used to pay down the BMO Facility.

We have also entered into a selling agreement with our wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will assist us in distributing our 2012 Secured Investment Certificates.  The sales commissions and cost reimbursements paid to any broker-dealer firms that are engaged to assist in the distribution of such certificates will not exceed 3% of the amount of certificates sold.

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2011	2010
Audit and audit-related fees	$117,200	$104,000
Tax fees	12,900	14,700
All other fees	9,600	7,700
Total	$139,700	$126,400

Item 15.   EXHIBITS

Exhibit No.	Description
3.1	Articles of Organization - Conversion of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.2	Operating Agreement of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.3	Plan of Conversion of Ministry Partners Investment Corporation, dated September 18, 2008 (1)
3.4	Series A Preferred Unit Certificate of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.5	First Amendment to the Operating Agreement of Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
3.6	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
4.1	Supplemental Agreement with Consent of Holders to Loan and Trust Agreement, dated September 30, 2008, by and between Ministry Partners Investment Corporation and U.S. Bank National Association (3)

4.2	Agreement of Resignation, Appointment and Acceptance, dated as of August 7, 2008, by and among Ministry Partners Investment Corporation, King Trust Company, N.A. and U.S. Bank National Association (3)
10.1
Loan and Security Agreement dated November 4, 2011, by and between Ministry Partners Investment Company, LLC and The National Credit Union Administration Board as Liquidating Agent of Western Corporate Federal Credit Union (4)

10.2
Loan and Security Agreement dated November 4, 2011, by and between Ministry Partners Investment Company, LLC and The National Credit Union Administration Board as Liquidating Agent of Members United Corporate Federal Credit Union (4)

10.3	Office Lease, dated November 4, 2008, by and between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (5)
10.4	Equipment Lease, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (6)
10.5	Professional Services Agreement, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (6)
10.6	Loan Purchase Agreement, dated December 28, 2011, by and among Ministry Partners Investment Company, LLC, Ministry Partners Funding, LLC and Evangelical Christian Credit Union (*) (**)
21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010 (*)
(3)	Incorporated by reference to the Definitive Schedule 14C Information Statement filed by the Company on September 8, 2009.
(4)	Incorporated by reference to the Report on Form 10-KSB filed by the Company on April 14, 2009.
*	Filed herewith.
**	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 30, 2012	By: /s/ Billy M. Dodson
Billy M. Dodson,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 30, 2012	By: /s/Susan B. Reilly
Susan B. Reilly,
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Billy M. Dodson
President and Chief Executive Officer (Principal Executive Officer)
Date:  March 30, 2012

/s/ Susan B. Reilly
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)
Date:  March 30, 2012

/s/ Mark G. Holbrook
Chairman, Board of Managers,
Date:  March 30, 2012

/s/ Van C. Elliott
Secretary, Manager
Date:  March 30, 2012

/s/ Arthur G. Black
Manager
Date:  March 30, 2012

/s/ Juli Anne S. Callis
Manager
Date:  March 30, 2012

/s/ Jeffrey T. Lauridsen
Manager
Date:  March 30, 2012

/s/ R. Michael Lee
Manager
Date:  March 30, 2012

/s/ Randolph P. Shepard
Manager
Date:  March 30, 2012