Form 10-K/A
period 2011-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2012-04-03
CIK 944130

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

As of December 31, 2008 (the last date any sale or exchange was made of our Class A common units), the aggregate market value of the registrant’s Class A common units held by non-affiliates was $1,809,572.   The registrant has sold no Class A common units within the past sixty days and there is no public market value for the registrant’s Class A common units.  The number of Class A common units outstanding, as of March 29, 2012, was 146,522.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 30, 2012, Ministry Partners Investment Company, LLC filed its annual report on Form 10-K for its calendar year ended December 31, 2011 (the “2011 Form 10-K”).  The Company hereby amends the 2011 Form 10-K to correct a scrivener’s error on page F-33 of the Company’s financial statements under the column Significant Other Observable Inputs (Level 2) and to include the correct form of Exhibit 10.6 in its filing.   No other Amendments or changes are or were made to the 2011 Form 10-K, which is set forth herein in its entirety.

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets at December 31, 2011:
Impaired loans (net of allowance and discount)	$-	$-	$18,652	$18,652
Foreclosed assets	-	-	1,374	1,374
	$-	$-	$20,026	$20,026

Assets at December 31, 2010:
Impaired loans (net of allowance and discount)	$-	$10,569	$12,577	$23,146
Foreclosed assets	-	-	-	-
	$-	$10,569	$12,577	$23,146

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

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: April 3, 2012	By: /s/ Billy M. Dodson
Billy M. Dodson,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 3, 2012	By: /s/Susan B. Reilly
Susan B. Reilly,
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Billy M. Dodson
President and Chief Executive Officer (Principal Executive Officer)
Dated:  April 3, 2012

/s/ Susan B. Reilly
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)
Dated:  April 3, 2012

/s/ Mark G. Holbrook
Chairman, Board of Managers,
Dated:  April 3, 2012

/s/ Van C. Elliott
Secretary, Manager
Dated:  April 3, 2012

/s/ Arthur G. Black
Manager
Dated:  April 3, 2012

/s/ Juli Anne S. Callis
Manager
Dated:  April 3, 2012

/s/ Jeffrey T. Lauridsen
Manager
Dated:  April 3, 2012

/s/ R. Michael Lee
Manager
Dated:  April 3, 2012

/s/ Randolph P. Shepard
Manager
Dated:  April 3, 2012