Form 10-Q
period 2012-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2012-05-15
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from _____ to _____

333-4028la
(Commission file No.)

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization	26-395934 (I.R.S. employer identification no.)

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

At March 31, 2012, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
 (Dollars in Thousands Except Unit Data)

	2012	2011
	(Unaudited)	(Audited)

Cash	$12,602	$11,167
Loans receivable, net of allowance for loan losses of $4,206 and $4,127 as of March 31, 2012 and December 31, 2011, respectively	162,197	165,355
Accrued interest receivable	710	725
Property and equipment, net	299	303
Debt issuance costs	55	104
Foreclosed assets	2,091	1,374
Other assets	415	253
Total assets	$178,369	$179,281
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$108,790	$110,280
Notes payable	59,576	59,030
Accrued interest payable	15	15
Other liabilities	510	478
Total liabilities	168,891	169,803
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2012 and December 31, 2011 (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2012 and December 31, 2011	1,509	1,509
Accumulated deficit	(3,746)	(3,746)
Total members' equity	9,478	9,478
Total liabilities and members' equity	$178,369	$179,281

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)

	Three months ended March 31,
	2012	2011
Interest income:
Interest on loans	$2,515	$2,795
Interest on interest-bearing accounts	35	20
Total interest income	2,550	2,815
Interest expense:
Borrowings from financial institutions	691	1,274
Notes payable	624	660
Total interest expense	1,315	1,934
Net interest income	1,235	881
Provision for loan losses	104	100
Net interest income after provision for loan losses	1,131	781
Non-interest income	35	2
Non-interest expenses:
Salaries and benefits	458	367
Marketing and promotion	36	35
Office operations	372	360
Legal and accounting	209	218
Total non-interest expenses	1,075	980
Income (loss) before provision for income taxes	91	(197)
Provision for income taxes	4	4
Net income (loss)	$87	$(201)

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Dollars in Thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$87	$(201)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	30	30
Amortization of deferred loan fees	(22)	(43)
Amortization of debt issuance costs	51	44
Provision for loan losses	104	100
Accretion of allowance for loan losses on restructured loans	(13)	(18)
Accretion of loan discount	(2)	(4)
Changes in:
Accrued interest receivable	15	(39)
Other assets	(162)	(115)
Other liabilities and accrued interest payable	32	38
Net cash provided (used) by operating activities	120	(208)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(5,289)	--
Loan originations	(71)	(23)
Loan sales	--	1,610
Loan principal collections, net	7,736	2,375
Purchase of property and equipment	(26)	(3)
Net cash provided by investing activities	2,350	3,959
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(1,490)	(3,344)
Net changes in notes payable	546	1,360
Debt issuance costs	(2)	--
Dividends paid on preferred units	(89)	(79)
Net cash used by financing activities	(1,035)	(2,063)
Net increase in cash	$1,435	$1,688
Cash at beginning of period	11,167	7,078
Cash at end of period	$12,602	$8,766
Supplemental disclosures of cash flow information
Interest paid	$1,315	$1,942
Income taxes paid	$--	$--
Transfer of loans to foreclosed assets	$717	$--

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2011 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company on December 31, 2008.  The Company is owned by a group of 12 federal and state chartered credit unions, none of which owns a majority of the voting equity units of the Company.  One credit union owns only preferred units while the others own both common and preferred units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  Most of the Company’s loans are purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. The Company also originates church and ministry loans independently. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 33 states, with the largest number of loans made to California borrowers.

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by the Company for later securitization.  MPF’s loan purchasing activity continued through early 2010, after which its operations ceased and its assets, including loans, were transferred to the Company.  MPF has no liabilities and is currently inactive. The Company closed down active operations of MPF effective as of December 31, 2009 but intends to maintain MPF’s existence as a Delaware limited liability company for possible future use as a financing vehicle to effect debt financing transactions.  MPF did not securitize any of its loans.

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

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs, and loan discounts. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees and costs are deferred and recognized as an adjustment to the related loan yield using the straight-line method, which results in an amortization that is materially the same as the interest method.  Loan discounts represent an offset against interest accrued and unpaid which has been added to loans that have been restructured.  Loan discounts are accreted to interest income over the term of the loan using the interest method once the loan is no longer considered impaired and is no longer in its restructure period.  Loan discounts may also represent the difference between the purchase price of a loan and the outstanding principal balance of the loan.  These discounts are accreted to interest income over the term of the loan using the interest method.

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

The allowance for loan loss is monitored by our senior management on an ongoing basis.  The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  In establishing the allowance for loan losses, management considers significant factors that affect the collectability of our loan portfolio. While historical loss experience provides a reasonable starting point for the analysis, such experience by itself does not form a sufficient basis to determine the appropriate level of the allowance for loan losses.

In determining the general component of the allowance, we examine the performance characteristics of our loan portfolio, including charge-offs, delinquency ratios, loan restructurings and modifications and other significant factors that, in management’s judgment, may affect our ability to collect loans in the portfolio as of the evaluation date.  In 2009, we also added a factor relating to the portion of our loan portfolio that is held in a loan participation interest.  The net effect of adding this factor in our analysis resulted in an increase in the allowance for loan losses that reflects the greater risk of loss associated with holding a loan participation interest in which we do not serve as the lead lender for the loan.  While we have not added any new qualitative factors in the analysis of our loan portfolio since 2009, in March 2012 we refined our analysis by segregating our loans into pools based on the position of the underlying collateral and the risk rating of the loan.  Risk ratings are determined by grading a borrower on certain metrics, which include financial performance, strength of management, credit history, and condition of the local economy.  These ratings are updated on an annual basis.  By segregating the portfolio in this manner, the senior management team is better able to assess the potential impact of various risk factors depending on the quality of the loans in a particular pool. The potential impact of factors such as the risk of charge-offs, impairment, delinquency, restructuring, decreases in borrower financial condition, and continued low commercial real estate values throughout the country fluctuates depending on the quality of the loan.  As a result, management has increased the weight of these factors for loans with a higher risk rating.   This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

All loans in the loan portfolio are subject to impairment analysis.  The Company reviews its loan portfolio monthly by examining delinquency reports, information related to the financial condition of its borrowers and the collateral value of its loans.  Through this process, the Company identifies potential impaired loans.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  A loan is generally deemed to be impaired when it is 90 days or more past due, or earlier when facts and circumstances indicate that it is probable that a borrower will be unable to make payments in accordance with the loan contract.

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

Troubled Debt Restructurings

A troubled debt restructuring is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to a borrower that the Company would not otherwise consider. From time to time, we have restructured a mortgage loan in light of the borrower's circumstances and capabilities. We review each of these cases on an individual basis, and approve any restructure based on the guidance stipulated in our collections policy. If we decide to accept a loan restructure, we generally will not forgive or reduce the principal amount owed on the loan; in addition, the typical maturity term for a restructured loan does not exceed five years.  We classify a loan as a restructured loan when we make concessions we would not otherwise consider if offering a loan to a borrower. A restructuring of a loan usually involves an interest rate modification, extension of the maturity date, or reduction of accrued interest owed on the loan on a contingent or absolute basis.

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

In the current economic market, loan restructures often produce a better outcome for our loan portfolio than a foreclosure action. Given our specialized knowledge and experience working with churches and ministries, entering into a loan modification often enables the borrower to keep their ministries intact and avoid foreclosure.  With a successful loan restructure, we avoid a loan charge-off and protect the interests of the investors and borrowers we serve.

Loan Portfolio Segments and Classes

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

The Company’s loan portfolio consists of one segment – church loans. The loan portfolio is segregated into the following portfolio classes:

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

Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost.  After foreclosure, valuations are periodically performed by management, and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal.  Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses.  If the fair value, less costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses taken.  The Company’s real estate assets acquired through foreclosure or other proceedings are evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the varying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.

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

Under some circumstances, when the Company sells participations in a wholly-owned loan receivable that it services, it retains a servicing asset that is initially measured at fair value.  As quoted market prices are generally not available for these assets, the Company estimates fair value based on the present value of future expected cash flows associated with the loan receivable.  The Company amortizes servicing assets over the life of the associated receivable using the interest method.  Any gain or loss recognized on the sale of loans receivable depends in part on both the previous carrying amount of the financial assets involved in the sale, allocated between the assets sold and the interests that continue to be held by the Company based on their relative fair value at the date of transfer, and the proceeds received.

Property and Equipment

Furniture, fixtures, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years.

Debt Issuance Costs

Debt issuance costs are related to borrowings from financial institutions as well as offerings of debt securities, and are amortized into interest expense over the contractual terms of the debt.

Income Taxes

Effective December 31, 2008, the Company converted from a C corporation to a California limited liability company (LLC). As a result, the stockholders of the Company became members of the LLC on the conversion date. The LLC is treated as a partnership for income tax purposes; therefore, the Company is no longer a tax-paying entity for federal or state income tax purposes, and no federal or state income tax will be recorded in its financial statements after the date of conversion. Income and losses of the Company are passed through to the members of the LLC for tax reporting purposes. The Company is subject to a California gross receipts fee of approximately $12,000 per year for years ending on and after December 31, 2009.  The Company’s subsidiaries are LLCs except for MP Realty, which was organized as a California corporation.  MP Realty incurred a tax loss for the year ended December 31, 2011 and recorded a provision of $800 for the state minimum franchise tax.

Although the Company is not a federal or state income tax-paying entity, it is nonetheless subject to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for Income Taxes, for all “open” tax periods for which the statute of limitations has not yet run.  The Company uses a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $12.4 million and $10.9 million at March 31, 2012 and December 31, 2011, respectively. Interest earned on funds held with ECCU totaled $35.1 thousand and $19.7 thousand for the three months ended March 31, 2012 and 2011, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $28.9 thousand and $27.3 thousand for the three months ended March 31, 2012 and 2011, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

In accordance with a mortgage loan purchase agreement entered into by and between us and ECCU, we purchased $1.8 million and $12.0 thousand of loans from ECCU during the three months ended March 31, 2012 and 2011, respectively.  With regards to all loans purchased from ECCU, we recognized $1.6 million and $2.0 million of interest income on loans purchased from ECCU during the three months ended March 31, 2012 and 2011, respectively.  ECCU currently acts as the servicer for 85 of the 130 loans in the Company’s loan portfolio.  Per the loan servicing agreement with ECCU, a servicing fee of 50 to 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are 50 to 75 basis points lower than the loan’s contractual rate.  On a limited number of loan participation interests purchased from ECCU, representing $9.8 million of loans at March 31, 2012, the pass-through rate is between 88 and 238 basis points lower than the contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At March 31, 2012, the Company’s investment in wholly-owned loans serviced by ECCU totaled $64.7 million, while the Company’s investment in loan participations serviced by ECCU totaled $43.5 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  However, we did not pay any of these fees during the three months ended March 31, 2012 and 2011, respectively.

ECCU has from time to time repurchased from the Company fractional participations in the loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Association (“NCUA”) rules when participations in those loans were sold to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  No gain or loss was incurred on these sales.  No whole loans or loan participations were sold to ECCU during the three months ended March 31, 2012 and 2011, respectively.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as Vice President Member Relations, Midwest Region, of Alloya Corporate Federal Credit Union (“Alloya”), formerly Members United Corporate Federal Credit Union (“Members United”).  See Note 6 for information regarding the Company’s borrowings from Members United.  The Company has $92.0 thousand on deposit with Alloya as of March 31, 2012.

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans, and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position, and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2021. Loans yielded a weighted average of 6.44% as of March 31, 2012, compared to a weighted average yield of 6.39% as of March 31, 2011.

Allowance for Loan Losses

An allowance for loan losses of $4.2 million as of March 31, 2012 and $4.1 million as of December 31, 2011 has been established for loans receivable. For the three month period ended March 31, 2012, we reported a charge-off of $12 thousand on one of our mortgage loan investments. Management believes that the allowance for loan losses as of March 31, 2012 and December 31, 2011 is appropriate. Changes in the allowance for loan losses are as follows for the three months ended March 31, 2012 and the year ended December 31, 2011:

	2012	2011

Balance, beginning of period	$4,127	$3,997
Provisions for loan losses	104	1,487
Chargeoffs	(12)	(1,279)
Change in allowance related to
restructured loans	(13)	(78)

Balance, end of period	$4,206	$4,127

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance..  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of our nonperforming loans:

	March 31	December 31	March 31
	2012	2011	2011

Impaired loans with an allowance for loan loss	$15,873	$18,169	$22,707
Impaired loans without an allowance for loan loss	7,233	4,773	4,438
Total impaired loans	$23,106	$22,942	$27,145

Allowance for loan losses related to impaired loans	$3,206	$3,064	$3,259

Total non-accrual loans	$22,147	$22,942	$27,145

Total loans past due 90 days or more and still accruing	--	--	--

We had fifteen nonaccrual loans as of March 31, 2012 and at December 31, 2011.  As of March 31, 2012, we have completed foreclosure proceedings on two loan participation interests we acquired from ECCU.  In addition, we have four loans totaling $6.2 million that are in foreclosure proceedings.  There is a reserve of $575.6 thousand on these loans.

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

Loans and Allowance for Loan Losses (by segment)
As of

	March 31, 2012	December 31, 2011

Loans:

Balance	$167,828	$170,920

Individually evaluated
for impairment	$23,106	$22,942

Collectively
evaluated for impairment	$144,722	$147,978

Allowance for loan losses:

Balance	$4,206	$4,127

Individually evaluated
for impairment	$3,206	$3,064

Collectively
evaluated for impairment	$1,000	$1,063

The Company has established a standard loan grading system to assist management and review personnel in their analysis and supervision of the loan portfolio.  The loan grading system is as follows:

Pass: The borrower generates sufficient cash flow to fund its debt service obligations.  The borrower may be able to obtain similar financing from other lenders with comparable terms.  The risk of default is considered low.

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

The following table is a summary of the loan portfolio credit quality indicators by loan class at March 31, 2012 and 2011, which is the date on which the information was updated for each credit quality indicator:

Credit Quality Indicators (by class)
As of March 31, 2012
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$87,426	$7,528	$35,542	$1,006	$131,502
Watch	4,625	3,839	4,576	-	13,040
Substandard	4,033	3,878	4,074	-	11,985
Doubtful	7,242	1,155	2,904	-	11,301
Loss	-	-	-	-	-
Total	$103,326	$16,400	$47,096	$1,006	$167,828

Credit Quality Indicators (by class)
As of March 31, 2011
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$96,799	$14,078	$43,475	$1,619	$155,971
Watch	4,057	3,404	2,294	-	9,755
Substandard	9,234	1,162	2,648	-	13,044
Doubtful	-	-	9,235	-	9,235
Loss	-	-	-	-	-
Total	$110,090	$18,644	$57,652	$1,619	$188,005

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at March 31, 2012 and 2011:

Age Analysis of Past Due Loans (by class)
As of March 31, 2012

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly-Owned First	$2,618	$2,730	$10,180	$15,528	$87,798	$103,326	$-
Wholly-Owned Junior	3,408	-	1,590	4,998	11,402	16,400	-
Participation First	-	-	2,904	2,904	44,192	47,096	-
Participation Junior	-	-	-	-	1,006	1,006	-

Total	$6,026	$2,730	$14,674	$23,430	$144,398	$167,828	$-

Age Analysis of Past Due Loans (by class)
As of March 31, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly-Owned First	$6,550	$815	$1,367	$8,732	$101,358	$110,090	$-
Wholly-Owned Junior	4,324	723	216	5,263	13,381	18,644	-
Participation First	-	-	9,235	9,235	48,417	57,652	-
Participation Junior	-	-	-	-	1,619	1,619	-

Total	$10,874	$1,538	$10,818	$23,230	$164,775	$188,005	$-

The following table is a summary of impaired loans by loan class at March 31, 2012 and December 31, 2011.  The recorded investment in impaired loans reflects the balances in the financials statements, whereas the unpaid principal balance reflects the balances before partial chargeoffs:

Impaired Loans (by class)
For the Three Months Ended March 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,196	$4,354	$-	$4,216	$29
Wholly-Owned Junior	217	224	-	218	3
Participation First	2,655	2,655	-	2,655	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,272	10,814	2,825	10,282	59
Wholly-Owned Junior	4,289	4,810	361	4,291	26
Participation First	249	249	20	978	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$21,878	$23,106	$3,206	$22,640	$117

Impaired Loans (by class)
For the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,678	$1,685	$-	$1,691	$98
Wholly-Owned Junior	-	434	-	-	-
Participation First	2,655	2,655	-	2,699	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	11,893	12,587	1,773	12,053	254
Wholly-Owned Junior	4,511	4,603	1,111	4,520	146
Participation First	978	978	180	983	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$21,715	$22,942	$3,064	$21,946	$498

A summary of nonaccrual loans by loan class at March 31, 2012 and December 31, 2011 is as follows:

Loans on Nonaccrual Status (by class)
As of March 31, 2012

Church loans:
Wholly-Owned First	$14,210
Wholly-Owned Junior	5,033
Participation First	2,904
Participation Junior	-

Total	$22,147

Loans on Nonaccrual Status (by class)
As of December 31, 2011

Church loans:
Wholly-Owned First	$14,272
Wholly-Owned Junior	5,037
Participation First	3,633
Participation Junior	-

Total	$22,942

The following are summaries of troubled debt restructurings by loan class that were modified during the period ended March 31:

Troubled Debt Restructurings (by class)
As of March 31, 2012

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	1	$2,494	$2,494	$2,494
Wholly-Owned Junior	1	-	-	-
Participation First	1	271	249	249
Participation Junior	-	-	-	-

Total	3	$2,765	$2,743	$2,743

Troubled Debt Restructurings (by class)
As of March 31, 2011

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	2	$4,849	$4,849	$4,809
Wholly-Owned Junior	1	433	433	433
Participation First	-	-	-	-
Participation Junior	-	-	-	-

Total	3	$5,282	$5,282	$5,242

For 11 of the 14 restructured loans in our portfolio, unpaid accrued interest at the time of the loan restructure was added to the principal balance.  The amount of interest added was also recorded as a loan discount, and so did not increase our net loan balance. Another restructured loan represents the modified loan balance upon foreclosure on two of three underlying properties.  In addition, for each of the 14 restructured loans, the interest rate was lowered.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.

A summary of troubled debt restructurings that defaulted during the three months ended March 31, 2012 and 2011 is as follows:

Troubled Debt Restructurings Defaulted (by class)
During the three months ended March 31, 2012

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	-	$-
Wholly-Owned Junior	-	-
Participation First	1	249
Participation Junior	-	-
Total:
Church loans	1	$249

Troubled Debt Restructurings Defaulted (by class)
During the three months ended March 31, 2011

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	3	$4,654
Wholly-Owned Junior	2	1,121
Participation First	-	-
Participation Junior	-	-
Total:
Church loans	5	$5,775

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates the loan for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

No additional funds were committed to be advanced in connection with impaired loans as of March 31, 2012.

4.  Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost.  After foreclosure, valuations are periodically performed by management, and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal.  Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses.  The Company’s real estate assets acquired through foreclosure or other proceedings are evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the varying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets.

Foreclosed assets consist of three properties.  One property was acquired during 2011 in satisfaction of a secured loan.  The property had a carrying value of $1.4 million at March 31, 2012, and no valuation allowance has been established for this property.  The other two properties were acquired in February 2012 in partial satisfaction of a secured loan.  The properties had a carrying value of $717.2 thousand at March 31, 2012, and no valuation allowance has been established for these properties.  The Company held no foreclosed assets held at March 31, 2011.

5.  Loan Participation Sales

During the year ended December 31, 2011, the Company sold participations in two church loans totaling $5.4 million but retained servicing responsibilities for these loans.  As a result, we recorded servicing assets totaling $146.9 thousand, which are being amortized using the interest method.  The amortization of servicing assets is recorded as an adjustment to interest income and totaled  $7.6 thousand and $9.4 thousand for the the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.  We did not sell participations in any loans during the three months ended March 31, 2012.

A summary of servicing assets for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows:

	2012	2011
Balance, beginning of period	$138	$--
Additions:
Servicing obligations from sale of loan participations	--	147
Subtractions:
Amortization	8	9
Balance, end of period	$130	$138

6.  Line of Credit and Other Borrowings

Members United Facilities

On October 12, 2007, the Company entered into two note and security agreements with Members United, a federally chartered credit union located in Warrenville, Illinois, which provides financial services to member credit unions. One note and security agreement was for a secured $10 million revolving line of credit, which is referred to as the “$10 Million LOC,” and the other was for a secured $50 million revolving line of credit.  The latter was amended on May 8, 2009 to allow the Company to borrow up to $100 million through the revolving line of credit. The Company refers to this as the “$100 Million CUSO Line.” Both credit facilities were secured by certain mortgage loans. The Company utilized the $10 Million LOC for short-term liquidity purposes and the $100 Million CUSO Line for mortgage loan investments.

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaces the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $85.7 million and $86.9 million at March 31, 2012 and December 31, 2011, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of March 31, 2012 and December 31, 2011, the collateral securing the MU Credit Facility had an aggregate principal balance of $110.0 million and $111.4 million, respectively, which satisfies the minimum collateralization ratio for this facility.

The MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requiring the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility, or the Company's breach of any of its covenants.  As of March 31, 2012 and December 31, 2011, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 30, 2009, the Company entered into a Loan and Security agreement with WesCorp, a federally chartered credit union located in San Dimas, California.  The agreement provided for a secured $28 million term loan, referred to as the “WesCorp Facility.”  We used $24.6 million of the proceeds from the WesCorp credit facility to pay-off our Bank of Montreal credit facility.  The WesCorp credit facility had a fixed interest rate of 3.95% and was initially secured by approximately $59.2 million of mortgage loans we previously pledged to secure a credit facility we had established with the Bank of Montreal but has been subsequently paid off. Thus, the loan was initially secured by excess collateral of approximately $30.8 million.

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of March 31, 2012 and December 31, 2011, $23.1 and $23.4 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of March 31, 2012 and December 31, 2011, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $34.6 million and $35.3 million, respectively, which satisfies the minimum collateralization ratio for this facility.  As of March 31, 2012 and December 31, 2011, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Both the MU Credit Facility and WesCorp Credit Facility Extension are secured by certain of the Company’s mortgage loans previously held as collateral under the $100 Million CUSO Line and the WesCorp Facility.  Future estimated principal pay downs of our bank borrowings during the twelve month periods ending March 31 are as follows:

2013	$3,267
2014	3,358
2015	3,444
2016	3,525
2017	3,622
Thereafter	91,574
$108,790

In addition to regular principal payments, we also made $685 thousand in principal payments during the quarter ended March 31, 2012 in order to remain in compliance with the collateralization requirements of our borrowings.

7.  Notes Payable

We also rely on our investor notes to make investments in mortgage loan assets and fund our general operations. The notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of these notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.  We have offered our investor notes under registered offerings with the SEC and in private placements that are exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May 2007.

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company is in compliance with these covenants as of March 31, 2012.  With the registration of its Class A Notes, the Company has discontinued the sale of the Alpha Class Notes effective as of April 18, 2008.  At March 31, 2012 and December 31, 2011, $3.9 million and $4.4 million of Alpha Class Notes were outstanding, respectively.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of March 31, 2012.

The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At March 31, 2012 and December 31, 2011, $47.8 million and $46.5 million of these notes were outstanding, respectively.

Historically, most of the Company’s unsecured notes have been renewed by investors upon maturity.  Because the Company has discontinued its sale of Alpha Class Notes effective as of April 18, 2008, all holders of such notes that mature in the future may reinvest such sums by purchasing Class A Notes that have been registered with the Securities and Exchange Commission.  For matured notes that are not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, and issuing new notes payable.

We have the following unsecured notes payable at March 31, 2012 (dollars in thousands):
		Weighted Average Interest Rate
Class A Offering	$47,836	4.01%
Special Offering	7,631	4.48%
Special Subordinated Note	6	5.45%
International Offering	201	4.43%
National Alpha Offering	3,902	5.66%
Total	$59,576	4.18%

Future maturities during the twelve month periods ending March 31 are as follows (dollars in thousands):

2013	$26,803
2014	10,107
2015	8,569
2016	7,628
2017	5,238
Thereafter	1,231
$59,576

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

These agreements provided for the Company to receive payments at a variable rate determined by a specified index (one month London Inter-Bank Offered Rate (“LIBOR”)) when the index interest rate exceeds 1.50.

The fair value of interest rate caps was recorded in other assets.  Changes in the fair value of interest rate caps and preferred units designed as hedging instruments of the variability of cash flows associated with long-term debt and preferred units are reported in other comprehensive income (loss).  These amounts subsequently are reclassified against income available to common unit holders in the same period in which the related interest on the long-term debt affects earnings.  The interest rate caps matured in June 2011.  There are no interest rate caps outstanding at March 31, 2012.

The Company reclassified $44.6 thousand of comprehensive income related to interest rate caps against retained earnings during the three months ended March 31, 2011.  There was no comprehensive income related to interest rate caps reclassified during the three months ended March 31, 2012.

10.  Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss.  The components of other comprehensive income (loss) are shown below for the year ended December 31.  No tax effect is recognized since the Company is not a tax-paying entity.

Year ended December 31,
2011

Change in fair value of derivatives used for cash flow hedges
Interest rate caps	$--
Reclassification of comprehensive income related to interest rate caps	$80

Net amount	$80

The Company did not have any components of comprehensive income or loss during the period ended March 31, 2012 and at December 31, 2011.

11.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Insperity 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the amount and percentage of which is annually determined by the managers. Matching contributions for the three months ended March 31, 2012 and the year ended March 31, 2011 were $12.6 thousand and $10.6 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the our annual contribution. We did not make any contributions for the plan during the year ended December 31, 2011.  No profit sharing contribution has been made or approved for the three months ended March 31, 2012.

12.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to existing customers of ECCU. Unfunded commitments totaled $192.2 thousand at March 31, 2012 and $181.8 thousand at December 31, 2011.
13.  Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at March 31, 2012 and December 31, 2011, are as follows:

	Fair Value Measurements at March 31, 2012 using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$12,602	$12,602	$-	$-	$12,602
Loans, net	162,197	-	1,548	162,039	163,587
Accrued interest receivable	710	-	-	710	710
FINANCIAL LIABILITIES:
Notes payables	$59,576	$-	$	$61,291	$61,291
Bank borrowings	108,790	-		109,506	109,506
Other financial liabilities	101	-		101	101

	December 31, 2011
	Carrying Amount	Estimated Fair Value

Financial assets:
Cash	$11,167	$11,167
Loans receivable	165,355	168,383
Accrued interest receivable	863	863
Financial liabilities:
Notes payable	59,030	60,833
Bank borrowings	110,280	111,371
Other financial liabilities	104	104

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2012 and December 31, 2011.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2012 and December 31, 2011.

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets at March 31, 2012:
Impaired loans (net of allowance and discount)	$-	$1,548	$17,126	$18,674
Foreclosed assets	-	-	2,091	2,091
	$-	$1,548	$19,217	$20,765

Assets at December 31, 2011:
Impaired loans (net of allowance and discount)	$-	$-	$18,652	$18,652
Foreclosed assets	-	-	1,374	1,374
	$-	$-	$20,026	$20,026

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

Foreclosed Assets

Real estate acquired through foreclosure or other proceedings (foreclosed assets) is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations are periodically performed, and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal. The fair values of real properties initially are determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market or in the collateral. Subsequent valuations of the real properties are based on management estimates or on updated appraisals. Foreclosed assets are categorized under Level 3 when significant adjustments are made by management to appraised values based on unobservable inputs. Otherwise, foreclosed assets are categorized under Level 2 if their values are based solely on appraisals.

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2012 are summarized below:

Assets	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	17,126	Discounted appraised value	Selling cost	10% (10%)
		Discounted cash flows	Discounted cash flows
		Internal evaluations	Discount due to age of appraisal	0% - 5% (0.12%)

Foreclosed assets	2,091	Discounted appraised value	Selling cost	10% (10%)
		Internal evaluations	Discount due to age of appraisal	0% - 5% (1.72%)

14.  Subsequent Event

On May 15, 2012, the Company entered into a Loan Purchase Agreement with Trinity Pacific Investments and Trinity Pacific OC involving two mortgage loan interests it had acquired from ECCU, which were the subject of foreclosure proceedings.  In exchange for transferring all rights, title and interest in these two mortgage loan interests, the Company will receive $2.425 million in cash and will be relieved of any further obligations regarding the mortgage loan interests being sold. This transaction will result in a chargeoff of $35 thousand in allowance for loan losses.  The Company will also reverse $265 thousand of specific reserves related to these two loans that were recorded in prior periods which will reduce the Company’s provisions for loan losses.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  Such risks, uncertainties and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the following:

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

•
because we rely on credit facilities to finance our investments in church mortgage loans, disruptions in the credit markets, financial markets and economic conditions that adversely impact the value of church mortgage loans can negatively affect our financial condition and performance;

•
we are required to comply with certain covenants and restrictions in our primary credit facilities that, if not met, could trigger repayment obligations of the outstanding principal balance on short notice;  and

•
we have entered into several loan modification agreements and arrangements to restructure certain mortgage loans that we hold of borrowers that have been negatively impacted by adverse economic conditions in the U.S.

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

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2012 and March 31, 2011 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

During the three months ended March 31, 2012, we reported net income of $87 thousand as compared to a net loss of $201 thousand for the three months ended March 31, 2011. Our return to profitability in the first quarter of 2012 is primarily attributable to reduced borrowing rates on our borrowings from financial institutions from a weighted average of 4.32% during the three months ended March 31, 2011 as compared to 2.53% for the three months ended March 31, 2012.  This decrease occurred when we completed a refinancing transaction with the NCUA for our primary credit facilities in November 2011 that lowered the interest rates on $110 million of borrowings in our two credit facilities.  This refinancing transaction, as well as paydowns of $9.7 million since March 2011, decreased interest expense on borrowings from financial institutions by $583 thousand.  This reduction in borrowing costs was partially offset by a $281 thousand decrease in interest income we received on our mortgage loans as well as a $91 thousand increase in salary and benefits expense.

Total interest income decreased by $266 thousand, or 9%, during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.  Despite the slight increase in the average yield on our performing loans as well as the slight decrease in the balance of non-interest-earning assets, the $20.2 million decrease on the balance of our gross loans receivable has led to a $281 thousand, or 10%, decrease in interest income on our mortgage loan investments.  Total interest expense decreased from $1.9 million for the three months ended March 31, 2011 to $1.3 million for the three months ended March 31, 2012.  This decrease is related partially to a $36 thousand decrease in interest expense on notes payable, as our notes payable balance has declined by $3.9 million from March 2011 to March 2012.  However, the decrease in interest expense is primarily due to a savings of $583 thousand, or 46%, in interest expense on borrowings from financial institutions related to the refinancing transaction we completed with the NCUA in late 2011.  This transaction led to an increase in net interest income for the quarter ended March 31, 2012 to $1.2 million as compared to $881 thousand for the previous year’s quarter.  This difference of $353 thousand in higher net interest income represents a 40% increase from the first quarter of 2011.  Net interest income after provision for loan losses increased to $1.1 million for the quarter ended March 31, 2012, an increase of $350 thousand, or 45%, from $781 thousand for the three months ended March 31, 2011.  As provisions for loan losses were approximately equal during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011, this increase in net interest income is due almost entirely to the decrease in interest expense on borrowings on our primary credit facilities.

We also had other income of $35 thousand in the first quarter of 2012 primarily due to rental income on our REO property and servicing fee income we earned on two loans participations we sold but retained servicing rights.  This is an increase of $33 thousand from $2 thousand in other income for the quarter ended March 31, 2011 and is due to rental income we recorded on our REO property and servicing income generated from the sale of two loan participation interests.

Our non-interest operating expenses for the three months ended March 31, 2012 increased to $1.1 million from $980 thousand for the same period ended March 31, 2011, an increase of 10%.  This increase is due mainly to a $91 thousand, or 25%, increase in salaries and benefits expense.  Since the end of March 2011, we have hired four additional employees to assist in the growth of our finance, lending and note sales departments, increasing our total employees from 15 to 19, an increase of 27%.  We incurred $42 thousand in additional legal and accounting fees during the first quarter of 2012 compared to 2011 in connection with the launch of our broker dealer subsidiary, MP Securities, and request for approval from FINRA to permit MP Securities to act as a selling agent for our Class A Notes.  This increase in legal, accounting and consulting fees was offset by a decrease of $56 thousand in consulting fees, which we incurred in the first quarter of 2011, in connection with our efforts to refinance our primary credit facilities.

Net Interest Income and Net Interest Margin

Our earnings depend largely upon the difference between the income we receive from interest-earning assets, which consist principally of mortgage loan investments and interest-earning accounts with other financial institutions, and the interest paid on our debt securities and credit facility borrowings. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)

	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$12,894	$35	1.09%	$7,485	$20	1.10%
Interest-earning loans [1]	153,143	2,515	6.60%	173,861	2,795	6.52%
Total interest-earning assets	166,037	2,550	6.18%	181,346	2,815	6.31%

Non-interest-earning assets	12,904	--	--	13,285	--	--
Total Assets	178,941	2,550	5.83%	194,631	2,815	5.87%

Liabilities:
Public offering notes – Class A	46,771	474	4.07%	45,902	467	4.13%
Public offering notes – Alpha Class	4,323	61	5.68%	5,338	76	5.73%
Special offering notes	7,721	87	4.53%	9,579	87	3.69%
International notes	191	2	4.57%	202	2	4.50%
Subordinated notes	6	--	5.45%	1,655	28	6.87%
Borrowings from financial institutions	109,811	691	2.53%	120,012	1,274	4.31%

Total interest-bearing liabilities	$168,823	$1,315	3.13%	$182,688	$1,934	4.29%

Net interest income		$1,235			$881
Net interest margin [2]			2.77%			1.84%

[1] Loans are net of deferred fees but gross of the allowance for loan losses
[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $166.0 million during the three months ended March 31, 2012, from $181.3 million during the same period in 2011, a decrease of $15.3 million or 8%. The average yield on these assets decreased to 6.18% for the three months ended March 31, 2012 from 6.31% for the three months ended March 31, 2011. This average yield decrease is related to the higher average balance in interest-earning accounts with other financial institutions, as those assets are earning only 1% and increased to $12.8 million at March 31, 2012 as compared to $7.4 million at March 31, 2011, or 44%, from March 31, 2011. The average yield on total assets decreased slightly to 5.83% from 5.87% due to the higher proportion of assets represented by lower yield interest-earning accounts we held.  Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $168.8 million during the three months ended March 31, 2012, from $182.7 million during the same period in 2011. The average rate paid on these notes decreased to 3.13% for the three months ended March 31, 2012, from 4.29% for the same period in 2011. This decrease is due almost entirely to the refinancing transaction completed with the NCUA in November 2011, which lowered the interest rates on our two credit facilities to 2.53% from 4.31%.

Net interest income for the three months ended March 31, 2012, was $1.2 million, which was an increase of $353 thousand, or 40% for the same period in 2011.  Net interest margin increased 93 basis points to 2.77% for the quarter ended March 31, 2012, compared to 1.84% for the quarter ended March 31, 2011.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months Ended March 31, 2012 vs. 2011
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$15	$--	$15
Total loans	(319)	39	(280)
	(304)	39	(265)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	9	(3)	6
Public offering notes – Alpha Class	(14)	--	(14)
Special offering notes	(19)	19	--
International notes	--	--	--
Subordinated notes	(23)	(5)	(28)
Other	(101)	(482)	(583)
	(148)	(471)	(619)
Change in net interest income	$(156)	$510	$354

Financial Condition

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General.  Total assets decreased by $911 thousand, or 1%, between December 31, 2011 and March 31, 2012.  This decrease was due to the payoff of several loans and large principal paydowns made by borrowers from several other loans we held. Some of these proceeds were retained as cash or used to purchase additional loans and a portion of these proceeds were used to pay down our borrowings from financial institutions.  Our loans receivable, net of allowance for loan losses, decreased by $3.2 million, or 2%, over this period, while our borrowings from financial institutions decreased by $1.5 million, or 1%.

During the three month period ended March 31, 2012, gross loans receivable decreased by $3.1 millon, or 2%, to $167.8 million from $170.9 million at December 31, 2011.  This decrease is due to the paydown of $7.8 million of loan principal of our mortgage loan investments, as well as a $12 thousand partial loan charge-off and transfer of $717 thousand to foreclosed assets.   We purchased or originated $5.3 million of loans to offset these paydowns.  We did not sell any of our mortgage loan investments during the three months ended March 31, 2012.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  99.8% of these loans are secured by real estate, while one loan that represents 0.2% of our portfolio is unsecured.  Our performing portfolio yielded a weighted average interest rate of 6.44% at March 31, 2012, as compared to 6.43% at December 31, 2011.

Non-performing Assets.  Non-performing assets consist of non-accrual loans and three foreclosed assets, which are real estate properties.  Non-accrual loans include any loan that becomes 90 days or more past due, loans where terms have been modified in a favorable manner to the borrower due to financial difficulty (referred to herein also as “troubled debt restructurings”), and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according to their modified payment terms without exception for at least six months.

Some non-accrual loans are considered collateral dependent.  These are defined as loans where there is a significant possibility that repayment of principal will involve the sale of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. On non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had fifteen nonaccrual loans as of March 31, 2012 and December 31, 2011.  In June 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, we had never foreclosed on or taken a charge-off on a mortgage loan investment we acquired.  Since that time, we have completed one additional foreclosure proceeding in February 2012.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)

	March 31, 2012	December 31, 2011

Non-Accrual Loans:1

Collateral Dependent:

Delinquencies over 90-Days	$2,655	$6,586
Troubled Debt Restructurings2	12,019	8,873

Total Collateral Dependent Loans	14,674	15,459

Non-Collateral Dependent:

Delinquencies over 90-Days	--	--
Troubled Debt Restructurings	7,473	7,483

Total Non-Collateral Dependent Loans	7,473	7,483

Loans 90 Days past due and still accruing	--	--

Total Non-Accrual Loans	22,147	22,942
Foreclosed Assets	2,091	1,374

Total Non-performing Assets	$24,238	$24,316

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

2 Includes $12.0 million and $6.2 million of restructured loans that were over 90 days delinquent as of March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, we had fourteen restructured loans that were on non-accrual status.  Nine of these loans were over 90 days delinquent.  We had one non-restructured loan that was over 90 days past due.  As of March 31, 2012, we had two foreclosed assets in the amount of $2.1 million total.

At December 31, 2011, we had eleven restructured loans that were on non-accrual status.  Five of these loans were over 90 days delinquent.  We had four non-restructured loans that were over 90 days past due.  One of these loans was acquired in the transaction we entered into with ECCU in December, 2011 in which ECCU repurchased two impaired loans from us in exchange for a cash purchase price of $4.5 million and two non-performing loans.  One of the acquired non-performing loans is carried on our financial statements at a net investment of zero.  As of December 31, 2011, we held one foreclosed asset in the amount of $1.4 million.

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

Allowances taken to address the inherent risk of loss in the loan portfolio are considered general reserves.  We include various factors in our analysis. These are weighted based on the level of risk represented and for the potential impact on our portfolio.  These factors include:

-	Changes in lending policies and procedures, including changes in underwriting standards and collection;

-	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio;

-	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;

-	Changes in the value of underlying collateral for collateral-dependent loans;

-	The effect of credit concentrations; and

-	The rate of defaults on loans modified as troubled debt restructurings within the previous twelve months.

In addition, we include additional general reserves for our loans that are collateralized by a junior lien or that are unsecured.  In order to more accurately determine the potential impact these factors have on our portfolio, we segregate our loans into pools based on risk rating when we perform our analysis.  Risk factors are weighted differently depending upon the quality of the loans in the pool.  In general, risk factors are given a higher weighting for lower quality loans, which results in greater general reserves related to these loans.  We evaluate these factors on a quarterly basis to ensure that we have adequately addressed the risk inherent in our loan portfolio.

We also examine our entire loan portfolio regularly to identify individual loans which we believe have a greater risk of loss than is addressed by the general reserves.   These are identified by examining delinquency reports, both current and historic, monitoring collateral value, and performing a periodic review of borrower financial statements.  For loans that are collateral dependent, management first determines the value at risk on the investment, defined as the unpaid principal balance less the collateral value net of estimated costs associated with selling a foreclosed property.  This entire value at risk is reserved.  For impaired loans that are not collateral dependent, management will record an impairment based on the present value of expected future cash flows.  Loans that carry a specific reserve are formally reviewed quarterly, although reserves will be adjusted more frequently if additional information regarding the loan’s status or its underlying collateral is received.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At March 31, 2012 and December 31, 2011, the allowance for loan losses was $4.2 million and $4.1 million, respectively.  This represented 2.5% and 2.4% of our gross loans receivable at those respective dates.

	Allowance for Loan Losses
	as of and for the
	Three months Ended		Year Ended
	March 31,		December 31,
	2012	2011	2011
Balances:	($ in thousands)
Average total loans
outstanding during period	$169,057	$190,381	$181,855
Total loans outstanding
at end of the period	$167,829	$188,005	$170,920
Allowance for loan losses:
Balance at the beginning of period	$4,127	$3,997	$3,997
Provision charged to expense	104	100	1,487
Charge-offs
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	12	--	1,279
Participation Junior	--	--	--
Total	12	--	1,279
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs
(recoveries)	12	--	1,279
Accretion of allowance related to restructured loans	13	18	78

Balance	$4,206	$4,079	$4,127

Ratios:
Net loan charge-offs to average total loans	0.00%	0.00%	0.70%
Provision for loan losses to average total loans	0.06%	0.05%	0.82%
Allowance for loan losses to total loans at the end of the period	2.51%	2.17%	2.41%
Allowance for loan losses to non-performing loans	18.99%	15.03%	18.00%
Net loan charge-offs to allowance for
loan losses at the end of the period	0.29%	0.00%	30.99%
Net loan charge-offs to Provision for loan losses	11.54%	0.00%	86.01%

Borrowings from Financial Institutions.  At March 31, 2012, we had $108.8 million in borrowings from financial institutions.  This is a decrease of $1.5 million, or 1%, from December 31, 2011.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension, as well as $685 thousand of additional paydowns made to ensure compliance with the minimum collateralization ratio on these borrowings.

Notes Payable.  Our notes payable consist of debt securities sold under several registered national offerings as well as notes sold to accredited investors.  These notes had a balance of $59.6 million at March 31, 2012, which was an increase of $545 thousand, or 1%, from $59.0 million at December 31, 2011.  The increase is related to additional investment in our Class A Notes by several investors.

Members’ Equity.  Total members’ equity was $9.5 million at March 31, 2012, which represents no change from $9.5 million at December 31, 2011.  While we earned $87 thousand in net income during the quarter, we accrued $87 thousand of expenses related to our Series A Preferred Units, which generate quarterly dividends.  We did not repurchase or sell any ownership units during the quarter ended March 31, 2012.

Liquidity and Capital Resources

March 31, 2012 vs. March 31, 2011

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

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We anticipate an increase in note sales once MP Securities receives approval from FINRA to sell our Class A Notes, as this will remove many of the restrictions on our ability to sell debt securities.  Note sales will allow us to finance additional mortgage loan investments.  Some of these will be retained to generate interest income.  However, we also plan on selling participations in a portion of those investments.  The cash gained from these sales will be used to originate additional loan investments or to fund operating activities.

We also have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the three months ended March 31, 2012, our investors renewed their debt securities investments at a 80% rate.  During the three months ended March 31, 2011, 81% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.

The net increase in cash during the three months ended March 31, 2012 was $1.4 million, as compared to a net increase of $1.7 million for the three months ended March 31, 2011, a decrease of $253 thousand. Net cash provided by operating activities totaled $120 thousand for the three months ended March 31, 2012, as compared to net cash used by operating activities of $208 thousand for the same period in 2011. This decrease in net cash used by operating activities is attributable primarily to the increase in net income over the same period in 2011.

Net cash provided by investing activities totaled $2.3 million during the three months ended March 31, 2012, as compared to $4.0 million provided during the three months ended March 31, 2011, a decrease in cash of $1.6 million. This decrease is primarily related to the sale of $1.6 million of loan participations during the three months ended March 31, 2011.  No loans were sold during the three months ended March 31, 2012.

Net cash used by financing activities totaled $1.0 million for the three month period ended March 31, 2012, a decrease in cash used of $1.1 million from $2.1 million used in financing activities during the three months ended March 31, 2011. This difference is attributable to the decrease in the amount of paydowns on our borrowings from financial institutions.

At March 31, 2012, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $12.6 million, an increase of $1.4 million from $11.2 million at December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2012.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this Report, there is no material litigation, threatened or pending, against us. Our management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving us.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

None

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
101*
The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheets as of March 31, 2012 and  December 31, 2011; (iii) Consolidated  Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements.

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2012

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)
By: /s/ Susan B. Reilly
Susan B. Reilly,
Chief Financial Officer