Form 10-Q
period 2012-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2012-08-14
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

At June 30, 2012, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
June 30, 2012 AND DECEMBER 31, 2011
 (Dollars in Thousands Except Unit Data)

	2012 (Unaudited)	2011 (Audited)
Assets:
Cash	$16,367	$11,167
Loans receivable, net of allowance for loan losses of $3,921 and $4,127 as of June 30, 2012 and December 31, 2011, respectively	157,454	165,355
Accrued interest receivable	697	725
Property and equipment, net	268	303
Debt issuance costs	41	104
Foreclosed assets	2,091	1,374
Other assets	356	253
Total assets	$177,274	$179,281
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$107,977	$110,280
Notes payable	59,057	59,030
Accrued interest payable	15	15
Other liabilities	472	478
Total liabilities	167,521	169,803
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2012 and December 31, 2011 (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2012 and December 31, 2011	1,509	1,509
Accumulated deficit	(3,471)	(3,746)
Total members' equity	9,753	9,478
Total liabilities and members' equity	$177,274	$179,281

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income:
Interest on loans	$2,498	$2,806	$5,013	$5,601
Interest on interest-bearing accounts	39	27	74	47
Total interest income	2,537	2,833	5,087	5,648
Interest expense:
Borrowings from financial institutions	683	1,177	1,374	2,451
Notes payable	618	661	1,242	1,321
Total interest expense	1,301	1,838	2,616	3,772
Net interest income	1,236	995	2,471	1,876
Provision (credit) for loan losses	(240)	383	(136)	483
Net interest income after provision (credit) for loan losses	1,476	612	2,607	1,393
Non-interest income	25	136	60	138
Non-interest expenses:
Salaries and benefits	456	370	914	737
Marketing and promotion	33	26	69	61
Office operations	426	390	798	750
Legal and accounting	220	207	429	425
Total non-interest expenses	1,135	993	2,210	1,973
Income (loss) before provision for income taxes	366	(245)	457	(442)
Provision for income taxes	4	4	8	8
Net income (loss)	$362	$(249)	$449	$(450)

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Dollars in Thousands)
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$449	$(450)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	63	60
Amortization of deferred loan fees	(64)	(120)
Amortization of debt issuance costs	91	97
Provision (credit) for loan losses	(136)	483
Accretion of allowance for loan losses on restructured loans	(23)	(48)
Accretion of loan discount	(3)	(9)
Changes in:
Accrued interest receivable	28	(16)
Other assets	(103)	(196)
Other liabilities and accrued interest payable	(6)	(4)
Net cash provided (used) by operating activities	296	(203)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(9,069)	--
Loan originations	(7,639)	(4,305)
Loan sales	2,425	5,390
Loan principal collections, net	21,693	8,766
Purchase of property and equipment	(28)	(4)
Net cash provided by investing activities	7,382	9,847
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(2,303)	(8,494)
Net changes in notes payable	27	(1,302)
Debt issuance costs	(28)	(66)
Purchase of preferred units	--	(45)
Dividends paid on preferred units	(174)	(157)
Net cash used by financing activities	(2,478)	(10,064)
Net increase (decrease) in cash	$5,200	$(420)
Cash at beginning of period	11,167	7,078
Cash at end of period	$16,367	$6,658
Supplemental disclosures of cash flow information
Interest paid	$2,616	$3,831
Income taxes paid	$14	$14
Transfer of loans to foreclosed assets	$717	$1,374

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2011 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the results for the full year.

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

On November 13, 2009, the Company formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty provides loan brokerage and other real estate services to credit unions, financial institutions, churches and ministries in connection with the Company’s mortgage financing activities and services it provides to federal and state chartered credit unions. On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker.

On April 26, 2010, we formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  On July 6, 2010, MP Securities became a registered broker dealer firm under Section 15 of the Securities Exchange Act of 1934.  Effective as of March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. MP Securities has requested that FINRA approve its request to act as a selling agent for the Company’s Class A Notes offering that will be offered under a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”).  In addition to serving as a selling agent for the Company’s Class A Notes and other debt securities, MP Securities will distribute debt securities issued by religious organizations, as well as by business members of credit unions it serves and act as a selling agent in placing mortgage backed business loans made by credit unions to institutional investors.

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

While we have not added any new qualitative factors in the analysis of our loan portfolio since 2009, in March 2012 we refined our analysis by segregating our loans into pools based on the position of the underlying collateral and the risk rating of the loan.  Risk ratings are determined by grading a borrower on certain metrics, which include financial performance, strength of management, credit history, and condition of the local economy.  These ratings are updated on an annual basis, or more frequently as necessary.  By segregating the portfolio in this manner, our senior management team is better able to assess the potential impact of various risk factors depending on the quality of the loans in a particular pool. The potential impact of factors such as the risk of charge-offs, impairment, delinquency, restructuring, decreases in borrower financial condition, and continued low commercial real estate values throughout the country fluctuates depending on the quality of the loan.  As a result, management has increased the weight of these factors for loans with a higher risk rating.   This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's original effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.    Loans or portions thereof are charged off when they are determined by management to be uncollectible.  Uncollectability is evaluated periodically on all loans classified as “Loans of Lesser Quality.”  As the Company has an established practice of working to explore every possible means of repayment with its borrowers, it has historically not charged off a loan until foreclosure is completed.  Among other variables, management will consider factors such as the financial condition of the borrower, and the value of the underlying collateral in assessing uncollectability.

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

When we receive a request for a modification or restructure, we evaluate the strength of the borrower’s financial condition, leadership of the pastoral team and board, developments that have impacted the church and its leadership team, local economic conditions, the value of the underlying collateral, the borrower’s commitment to sound budgeting and financial controls, whether there is a denominational guaranty of any portion of the indebtedness, debt service coverage for the borrower, availability of other collateral and any other relevant factors unique to the borrower.  While we have no written policy that establishes criteria for when a request for restructuring a loan will be approved, our Credit Review Committee reviews each request, solicits written reports and recommendations from management, and summaries of the requests and actions taken by the Credit Review Committee are presented to the Company’s managers for their review at quarterly meetings throughout the year.

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

In the current economic market, loan restructures often produce a better outcome for our loan portfolio than a foreclosure action. Given our specialized knowledge and experience working with churches and ministries, entering into a loan modification often enables our borrowers to keep their ministries intact and avoid foreclosure.  With a successful loan restructure, we avoid a loan charge-off and protect the interests of the investors and borrowers we serve.

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

Participations First Collateral Position. This portfolio class consists of the participated loans for which the Company possesses a senior lien on the collateral underlying the loan. Loan participations present higher credit risk than wholly-owned loans because the Company does not maintain full control over the disposition and direction of actions regarding the management and collection of the loans.  The lead lender directs most servicing and collection activities, and major actions must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with those of the Company.

Participations Junior Collateral Position. This portfolio class consists of the participated loans for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  Loan participations in the junior collateral position loans have higher credit risk than wholly-owned loans and participated loans where the Company possesses a senior lien on the collateral.  The increased risk is the result of the factors presented above relating to both junior lien positions and participations.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued new guidance ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This new guidance requires expanded information about financial instruments or derivatives that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. The new guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria. The new disclosure requirements in the ASU are intended to enhance comparability between financial statements prepared using U.S. GAAP and those prepared using IFRS. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $16.0 million and $10.9 million at June 30, 2012 and December 31, 2011, respectively. Interest earned on funds held with ECCU totaled $74.4 thousand and $46.1 thousand for the six months ended June 30, 2012 and 2011, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $57.8 thousand and $56.4 thousand for the six months ended June 30, 2012 and 2011, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we purchase mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the six month period ended June 30, 2012, we purchased $4.0 million of loans from ECCU.  We did not purchase any loans from ECCU during the six months ended June 30, 2011.  With regards to all loans purchased from ECCU, we recognized $2.8 million and $4.0 million of interest income during the six months ended June 30, 2012 and 2011, respectively.  ECCU currently acts as the servicer for 77 of the 125 loans in the Company’s loan portfolio.  Per the loan servicing agreement with ECCU, a servicing fee of 50 to 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are 50 to 75 basis points lower than the loan’s contractual rate.  On a limited number of loan participation interests purchased from ECCU, representing $8.1 million of loans at June 30, 2012, the pass-through rate is between 88 and 225 basis points lower than the contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At June 30, 2012, the Company’s investment in wholly-owned loans serviced by ECCU totaled $51.1 million, while the Company’s investment in loan participations serviced by ECCU totaled $45.5 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  We paid less than one thousand dollars of these fees during the six months ended June 30, 2012 and we did not pay any of these fees during the six months ended June 30, 2011.

ECCU has also repurchased mortgage loans from us as part of our liquidity management practices.  In addition, ECCU has from time to time repurchased from the Company fractional participations in the loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Association (“NCUA”) rules when participations in those loans were sold to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  No gain or loss was incurred on these sales.  No whole loans or loan participations were sold to ECCU during the six months ended June 30, 2012 and 2011, respectively.

Other Related Party Transactions

On December 28, 2011, we entered into a Loan Purchase Agreement with ECCU, pursuant to which ECCU agreed to repurchase two of our impaired mortgage loan interests in exchange for a cash purchase price of $4.5 million. In addition to the delivery of the cash purchase price, ECCU also transferred to us a 1% participation interest and second deed of trust in a loan which resulted in us holding a 100% interest in such loan. While the 1% loan participation interest and second deed of trust we acquired had a principal balance of $25 thousand and $500 thousand, respectively, we received no value for these loan interests since the acquired loans were in default and the value of the real property was estimated to be approximately $1.2 million less than the outstanding principal balance of the mortgage loan interest we owned prior to entering into the Loan Purchase Agreement.

Prior to entering into negotiations with ECCU, we notified ECCU that we believed that ECCU had breached certain representations and warranties set forth in mortgage loan purchase agreements we had entered into with ECCU to purchase three (3) mortgage loan interests for an aggregate sum of $6.6 million. In exchange for the delivery of the $4.5 million purchase price and mortgage loan interests acquired from ECCU, we agreed to grant a release, waiver and discharge of certain claims we had made for an alleged breach of representations and warranties made by ECCU in connection with three (3) loans we had acquired from ECCU. We also agreed to grant a complete release and discharge for any claims arising out of the purchase, servicing and any actions undertaken by ECCU as the lead lender for an additional nine (9) loans we previously acquired from ECCU which no cause for claims had been identified, or which were reasonably expected to be, subject to any claims arising in connection with the purchase of such loans.  This loan sale enabled us to recover $914 thousand of allowance for loan losses that had been previously recorded on two of the loans we sold to ECCU.

While no independent valuation was made in determining the value of the claims we released in favor of ECCU, we believe that litigation risks and uncertainties in pursuing such claims resulted in an arms-length purchase price mutually agreed upon with ECCU in exchange for granting a release of such claims. Prior to entering into the Loan Purchase Agreement, we requested and received independent market valuations for the impaired loan interests that were transferred to and received from ECCU pursuant to the terms of the Loan Purchase Agreement. In addition, we relied upon the advice of independent legal counsel in evaluating litigation risks we faced in pursuing an action against ECCU arising from our purchase of these mortgage loan interests. None of our managers that serve as an officer, director or employee of ECCU participated in any of the discussions, review and approval of the Loan Purchase Agreement. As a result, the terms, conditions and provisions of the Loan Purchase Agreement were negotiated and approved by our independent managers in accordance with our Related Party Transaction Policy.

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as Vice President Member Relations, Midwest Region, of Alloya Corporate Federal Credit Union (“Alloya”), formerly Members United Corporate Federal Credit Union (“Members United”).  See Note 6 for information regarding the Company’s borrowings from Members United.  The Company has $92.0 thousand on deposit with Alloya as of June 30, 2012.

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

We have also entered into a selling agreement with our wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will assist us in distributing our 2012 Secured Investment Certificates, which are notes we sell under a private placement memorandum and which are secured by loans or cash. The sales commissions and cost reimbursements paid to any broker-dealer firms that are engaged to assist in the distribution of such certificates will not exceed 3% of the amount of certificates sold.  MP Securities will also act as a selling agent for our Class A Notes offering pursuant to a Registration Statement filed with the SEC on July 3, 2012.  At the time the registration statement is deemed effective, we anticipate that our affiliate, MP Securities, will sell most of the Class A Notes being registered.  Each participating broker in the Class A Notes offering, including MP Securities, will be entitled to receive commissions ranging from .5%, plus an amount equal to .25% per annum on the average note balance for a Variable Series Note to 5% for a Flex Series or 60 month Fixed Series Note depending on whether it sells a Fixed Series, Variable Series or Flex Series note and the term of the respective note sold (12 months to 84 months).

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans, and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position, and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2022. Loans yielded a weighted average of 6.46% as of June 30, 2012, compared to a weighted average yield of 6.40% as of June 30, 2011.

On May 15, 2012, the Company entered into a Loan Purchase Agreement with Trinity Pacific Investments and Trinity Pacific OC involving two mortgage loan interests it had acquired from ECCU, which were the subject of foreclosure proceedings.  In exchange for transferring all rights, title and interest in these two mortgage loan interests, the Company received $2.425 million in cash and was relieved of any further obligations regarding the mortgage loan interests sold. Both loans were considered impaired.  The recorded investment in these loans was $2.460 million after discounts.  The loans also carried a total of $300 thousand in specific reserves that had been recorded in prior periods.  $35 thousand of these specific reserves were charged off against our allowance for loan losses.  The Company reversed the remaining $265 thousand of specific reserves related to these two loans, reducing the Company’s provision and allowance for loan losses and improving the Company’s balance sheets and statement of operations as of and for the six months ended June 30, 2012.

Allowance for Loan Losses

An allowance for loan losses of $3.9 million as of June 30, 2012 and $4.1 million as of December 31, 2011 has been established for loans receivable. For the six month period ended June 30, 2012, we reported total charge-offs of $47 thousand on three of our mortgage loan investments. Pursuant to a Loan Purchase Agreement we entered into on May 15, 2012, we also reversed $265 thousand of provisions for loan losses related to two impaired loans that we sold.  Management believes that the allowance for loan losses as of June 30, 2012 and December 31, 2011 is appropriate. Changes in the allowance for loan losses for the three and six months ended June 30, 2012 and the year ended December 31, 2011 are as follows:

	Three Months	Six Months	Year Ended
	Ended June 30, 2012	Ended June 30, 2012	December 31, 2011

Balance, beginning of period	$4,206	$4,127	$3,997
Provisions for loan loss	(240)	(136)	1,487
Chargeoffs	(35)	(47)	(1,279)
Accretion of allowance related to
restructured loans	$(10)	(23)	(78)

Balance, end of period	$3,921	$3,921	$4,127

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of our nonperforming loans:

	June 30	December 31	June 30
	2012	2011	2011

Impaired loans with an allowance for loan loss	$12,632	$18,168	$19,925
Impaired loans without an allowance for loan loss	7,105	4,774	4,398
Total impaired loans	$19,737	$22,942	$24,323

Allowance for loan losses related to impaired loans	$2,895	$3,064	$2,186

Total non-accrual loans	$19,514	$22,942	$24,323

Total loans past due 90 days or more and still accruing	--	--	--

We had twelve nonaccrual loans as of June 30, 2012 and fifteen at December 31, 2011.  As of June 30, 2012, we have completed foreclosure proceedings on two loan participation interests we acquired from ECCU.  In addition, we have two loans totaling $3.4 million that are in foreclosure proceedings.  There is a reserve of $275.6 thousand on these loans.  In April 2012 we completely wrote off one nonaccrual loan as uncollectible.  However, as this loan carried a discount for the entire principal balance, our recorded investment in the loan was zero, and the write-off had no impact on our net loans receivable balance.

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

Loans and Allowance for Loan Losses (by segment)
As of

	June 30, 2012	December 31, 2011

Loans:

Balance	$162,219	$170,920

Individually evaluated
for impairment	$19,737	$22,942

Collectively
evaluated for impairment	$142,482	$147,978

Allowance for loan losses:

Balance	$3,921	$4,127

Individually evaluated
for impairment	$2,895	$3,064

Collectively
evaluated for impairment	$1,026	$1,063

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

Watch: These loans exhibit potential or developing weaknesses that deserve extra attention from credit management personnel. If the developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the debt in the future.  Loans graded Watch must be reported to executive management and the Board of Managers.  Potential for loss under adverse circumstances is elevated, but not foreseeable.

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

The following table is a summary of the loan portfolio credit quality indicators by loan class at June 30, 2012 and 2011, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2012

	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$87,669	$2,357	$36,991	$1,006	$128,023
Watch	5,802	3,798	8,747	-	18,347
Substandard	4,078	3,886	-	-	7,964
Doubtful	5,038	-	2,847	-	7,885
Loss	-	-	-	-	-
Total	$102,587	$10,041	$48,585	$1,006	$162,219

Credit Quality Indicators (by class)
As of June 30, 2011

	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$95,705	$11,978	$41,634	$-	$149,317
Watch	4,865	3,180	4,922	1,006	13,973
Substandard	8,345	1,387	-	-	9,732
Doubtful	-	-	6,546	-	6,546
Loss	-	-	-	-	-
Total	$108,915	$16,545	$53,102	$1,006	$179,568

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at June 30, 2012 and 2011 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2012

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly-Owned First	$5,470	$959	$814	$7,243	$95,344	$102,587	$-
Wholly-Owned Junior	3,812	-	-	3,812	6,230	10,042	-
Participation First	-	-	2,611	2,611	45,973	48,584	-
Participation Junior	-	-	-	-	1,006	1,006	-

Total	$9,282	$959	$3,425	$13,666	$148,553	$162,219	$-

Age Analysis of Past Due Loans (by class)
As of June 30, 2011

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly-Owned First	$6,038	$-	$4,235	$10,273	$98,642	$108,915	$-
Wholly-Owned Junior	3,887	-	722	4,609	11,936	16,545	-
Participation First	-	-	6,546	6,546	46,556	53,102	-
Participation Junior	-	-	-	-	1,006	1,006	-

Total	$9,925	$-	$11,503	$21,428	$158,140	$179,568	$-

The following table is a summary of impaired loans by loan class at June 30, 2012 and December 31, 2011.  The recorded investment in impaired loans reflects the balances in the financials statements, whereas the unpaid principal balance reflects the balances before discounts and partial chargeoffs (dollars in thousands):

Impaired Loans (by class)
As of June 30, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,112	$4,489	$-	$4,162	$57
Wholly-Owned Junior	217	223	-	217	6
Participation First	2,611	2,744	-	2,633	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	8,402	8,796	2,531	8,417	97
Wholly-Owned Junior	3,601	3,671	345	3,595	67
Participation First	235	254	19	609	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$19,178	$20,177	$2,895	$19,633	$227

Impaired Loans (by class)
For the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,678	$1,685	$-	$1,691	$98
Wholly-Owned Junior	-	434	-	-	-
Participation First	2,655	2,655	-	2,699	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	11,893	12,587	1,773	12,053	254
Wholly-Owned Junior	4,511	4,603	1,111	4,520	146
Participation First	978	978	180	983	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$21,715	$22,942	$3,064	$21,946	$498

A summary of nonaccrual loans by loan class at June 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of June 30, 2012

Church loans:
Wholly-Owned First	$13,004
Wholly-Owned Junior	3,663
Participation First	2,847
Participation Junior	-

Total	$19,514

Loans on Nonaccrual Status (by class)
As of December 31, 2011

Church loans:
Wholly-Owned First	$14,272
Wholly-Owned Junior	5,037
Participation First	3,633
Participation Junior	-

Total	$22,942

The following are summaries of troubled debt restructurings by loan class that were modified during the period ended June 30 (dollars in thousands):

Troubled Debt Restructurings (by class)
As of June 30, 2012

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	1	$2,096	$2,096	$2,078
Wholly-Owned Junior	1	430	430	426
Participation First	-	-	-	-
Participation Junior	-	-	-	-

Total	2	$2,526	$2,526	$2,504

Troubled Debt Restructurings (by class)
As of June 30, 2011

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	2	$4,849	$4,849	$4,809
Wholly-Owned Junior	1	433	433	433
Participation First	-	-	-	-
Participation Junior	-	-	-	-

Total	3	$5,282	$5,282	$5,242

For 11 of the 13 restructured loans in our portfolio, unpaid accrued interest at the time of the loan restructure was added to the principal balance.  The amount of interest added was also recorded as a loan discount, thus it did not increase our net loan balance. Another restructured loan represents the modified loan balance upon foreclosure on two of three underlying properties.  In addition, for each of the 13 restructured loans, the interest rate was lowered.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.

A summary of troubled debt restructurings that defaulted during the periods ended June 30, 2012 and 2011 is as follows (dollars in thousands):

Troubled Debt Restructurings Defaulted (by class)
During the three months ended June 30, 2012

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$2,078
Wholly-Owned Junior	1	426
Participation First	-	-
Participation Junior	-	-
Total:
Church loans	2	$2,504

Troubled Debt Restructurings Defaulted (by class)
During the six months ended June 30, 2012

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$2,078
Wholly-Owned Junior	1	426
Participation First	1	236
Participation Junior	-	-
Total:
Church loans	3	$2,740

Troubled Debt Restructurings Defaulted (by class)
During the three months ended June 30, 2011

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	2	$3,963
Wholly-Owned Junior	-	-
Participation First	-	-
Participation Junior	-	-
Total:
Church loans	2	$3,963

Troubled Debt Restructurings Defaulted (by class)
During the six months ended June 30, 2011

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	5	$8,617
Wholly-Owned Junior	2	1,121
Participation First	-	-
Participation Junior	-	-
Total:
Church loans	7	$9,738

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

No additional funds were committed to be advanced in connection with impaired loans as of June 30, 2012.

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

Foreclosed assets consist of three properties.  One property was acquired during 2011 in satisfaction of a secured loan.  The property had a carrying value of $1.4 million at June 30, 2012, and no valuation allowance has been required for this property.  The other two properties were acquired in February 2012 in partial satisfaction of a secured loan.  The properties had a carrying value of $717.2 thousand at June 30, 2012, and no valuation allowance has been required for these properties.  The Company held $2.1 million and $1.4 million of foreclosed assets at June 30, 2012 and June 30, 2011, respectively.

5.  Loan Participation Sales

During the year ended December 31, 2011, the Company sold participations in two church loans totaling $5.4 million but retained servicing responsibilities for these loans.  As a result, we recorded servicing assets totaling $146.9 thousand, which are being amortized using the interest method.  The amortization of servicing assets is recorded as an adjustment to interest income and totaled  $13.6 thousand for the six months ended June 30, 2012.  We did not sell participations in any loans during the six months ended June 30, 2012.

A summary of servicing assets for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows:

	2012	2011
Balance, beginning of period	$138	$--
Additions:
Servicing obligations from sale of loan participations	--	147
Subtractions:
Amortization	14	9
Balance, end of period	$124	$138

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

Pursuant to the terms of the Company’s promissory note with Members United, once the loan was fully drawn, the total outstanding balance was termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate was specified by Members United and was re-priced to a market fixed or variable rate determined at the time the loan is restructured.  We used our $100 million Members United credit facility to assist us in financing our business.  For 2011, the weighted average interest rate we paid on the Members United facility was 3.98%.

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaces the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $85.1 million and $86.9 million at June 30, 2012 and December 31, 2011, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2011, the collateral securing the MU Credit Facility had an aggregate principal balance of $111.4 million which satisfied the minimum collateralization ratio for this facility.  As of June 30, 2012, the collateral securing the MU Credit Facility had an aggregate principal balance of $108.1 million, which represents a deficiency of $854 thousand.  On August 6, 2012, we made a principal payment of $854 thousand in order to satisfy the minimum collateralization ratio.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requiring the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility, or the Company's breach of any of its covenants.  As of June 30, 2012 and December 31, 2011, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 30, 2009, the Company entered into a Loan and Security agreement with Western Corporate Federal Credit Union (“WesCorp”), a federally chartered credit union located in San Dimas, California.  The agreement provided for a secured $28 million term loan, referred to as the “WesCorp Facility.”  We used $24.6 million of the proceeds from the WesCorp credit facility to pay-off our Bank of Montreal credit facility.  The WesCorp credit facility had a fixed interest rate of 3.95% and was initially secured by approximately $59.2 million of mortgage loans we previously pledged to secure a credit facility we had established with the Bank of Montreal but has been subsequently paid off. Thus, the loan was initially secured by excess collateral of approximately $30.8 million.

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of June 30, 2012 and December 31, 2011, $22.9 and $23.4 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of June 30, 2012 and December 31, 2011, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $34.5 million and $35.3 million, respectively, which satisfies the minimum collateralization ratio for this facility.  As of June 30, 2012 and December 31, 2011, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Both the MU Credit Facility and WesCorp Credit Facility Extension are secured by certain of the Company’s mortgage loans previously held as collateral under the $100 Million CUSO Line and the WesCorp Facility.  Future estimated principal pay downs of our bank borrowings during the twelve month periods ending June 30 are as follows:

2013	$3,288
2014	3,379
2015	3,466
2016	3,547
2017	3,645
Thereafter	90,652
$107,977

In addition to regular principal payments, we also made $685 thousand in principal payments during the six months ended June 30, 2012 in order to remain in compliance with the collateralization requirements of our borrowings.

7.  Notes Payable

We also rely on our investor notes to make investments in mortgage loan assets and fund our general operations. Except for our private offering of secured notes, the notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of these notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.  We have offered our investor notes under registered offerings with the SEC and in private placements that are exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May 2007.  The sale of our Alpha Class Notes was discontinued in April 2008.

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company is in compliance with these covenants as of June 30, 2012.  At June 30, 2012 and December 31, 2011, $3.8 million and $4.4 million of Alpha Class Notes were outstanding, respectively.

In addition to the Alpha Class Notes, the Company registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  An additional $100 million of Class A Notes were registered with the SEC in June 2010.  On June 24, 2011, we filed a Registration Statement with the SEC seeking to register an additional $75 million of the Company’s Class A Notes.  All of the Class A Notes are unsecured.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates the Company pays on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of June 30, 2012.

The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At June 30, 2012 and December 31, 2011, $46.2 million and $46.5 million of these notes were outstanding, respectively.

Effective as of May 15, 2012, the Company discontinued the sale of the Class A Notes and deregistered the securities remaining unsold under the Company’s Registration Statement on Form S-1, initally filed with the SEC on December 23, 2009 and declared effective on June 3, 2010.  The Company has subsequently filed a Registration Statement seeking to register $75 million of its Class A Notes with the SEC.  Once this Registration Statement is declared effective, the Company intends to resume the sale of its Class A Notes.

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

We have the following notes payable at June 30, 2012 (dollars in thousands):

SEC Registered Public Offerings:	Amount	Weighted Average Interest Rate
Class A Offering	$46,156	4.01%
National Alpha Offering	3,767	5.66%

Private Offerings:
Special Offering	8,866	4.53%
Special Subordinated Note	6	5.45%
Secured Note	55	2.49%
International Offering	207	4.27%

Total	$59,057	4.20%

From time to time, we have also sold unsecured general obligation notes having various terms to ministries and ministry related organizations in private offerings under the Securities Act of 1933, as amended.  Except for a small number of investors (in total not exceeding 35 persons), the holders of these notes are accredited investors within the  meaning of Regulation D under the Securities Act.  During the quarter ended June 30, 2012, the Company launched the sale of its 2012 Secured Investment Certificates pursuant to a limited offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The secured investment certificates have been offered with maturity terms of 36, 60 and 84 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps.  Wilmington Savings Fund Society, FSB, serves as the trustee for the secured investment certificates.  Under the terms of the Trust Indenture entered into with Wilmington Savings Fund Society, FSB, the Company has established a mortgage loan investment fund for the benefit of investors and is required to maintain a minimum collateralization ratio equal to at least 105% of the principal amount of secured investment certificates that are issued and outstanding.

The Trust Indenture enetered into with Wilimington Savings Fund Society , FSB, also contains standard covenants which require the Company to refrain from permitting any other senior lien to be created or maintained on the collateral securing the certificates, refrain from paying any dividends on the Company’s equity units if there is an uncured event of default with respect to the certificates, make timely payments of interest and principal due on the certificates and secure the assets of the fund.  The Company is in compliance with these covenants as of June 30, 2012.  At June 30, 2012, $55 thousand of these secured certificates were outstanding,.  $57.8 thousand in cash was pledged as collateral on these notes.  There were no secured certificates outstanding as of December 31, 2011.

Future maturities for the Company’s investor notes during the twelve month period ending June 30 are as follows (dollars in thousands):

2013	$27,569
2014	8,585
2015	10,116
2016	6,550
2017	5,140
Thereafter	1,097
$59,057
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

9.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Insperity 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the amount and percentage of which is annually determined by the managers. Matching contributions for the six months ended June 30, 2012 and June 30, 2011 were $27.5 thousand and $20.3 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the our annual contribution. We did not make any contributions for the plan during the year ended December 31, 2011.  No profit sharing contribution has been made or approved for the six months ended June 30, 2012.

10.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to our customers or existing customers of ECCU. Unfunded commitments totaled $75.0 thousand at June 30, 2012 and $181.8 thousand at December 31, 2011.

11.  Fair Value Measurements

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at June 30, 2012 and December 31, 2011, are as follows:

	Fair Value Measurements at June 30, 2012 using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$16,367	$16,367	$-	$-	$16,367
Loans, net	157,454	-	-	160,954	160,954
Accrued interest receivable	697	-	-	697	697
FINANCIAL LIABILITIES:
Notes payables	$59,057	$-	$	$60,820	$60,820
Bank borrowings	107,977	-		110,823	110,823
Other financial liabilities	102	-		102	102

	December 31, 2011
	Carrying Amount	Estimated Fair Value

Financial assets:
Cash	$11,167	$11,167
Loans receivable	165,355	168,383
Accrued interest receivable	863	863
Financial liabilities:
Notes payable	59,030	60,833
Bank borrowings	110,280	111,371
Other financial liabilities	104	104

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2012 and December 31, 2011.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2012 and December 31, 2011.

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets at June 30, 2012:
Impaired loans (net of allowance and discount)	$-	$-	$8,431	$8,431
Foreclosed assets	-	-	2,091	2,091
	$-	$-	$10,522	$10,522

Assets at December 31, 2011:
Impaired loans (net of allowance and discount)	$-	$-	$11,887	$11,887
Foreclosed assets	-	-	1,374	1,374
	$-	$-	$13,261	$13,261

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2012 are summarized below:

Assets	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	8,431	Discounted appraised value	Selling cost	10% (10%)
		Internal evaluations	Discount due to age of appraisal	0% - 5% (0.13%)

Foreclosed assets	2,091	Discounted appraised value	Selling cost	10% (10%)
		Internal evaluations	Discount due to age of appraisal	0% - 5% (1.72%)

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

The following discussion and analysis compares the results of operations for the three and six month periods ended June 30, 2012 and June 30, 2011 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

During the three months ended June 30, 2012, we reported net income of $362 thousand as compared to a net loss of $249 thousand for the three months ended June 30, 2011. Our continued profitability in the second quarter of 2012 is primarily attributable to reduced borrowing rates on our borrowings from financial institutions from a weighted average of 4.05% during the three months ended June 30, 2011 as compared to 2.53% for the three months ended June 30, 2012.  This reduction in financing costs for our primary credit facilities occurred after we completed a refinancing transaction with the NCUA in November 2011 that lowered the interest rates on $110 million of borrowings on our two credit facilities.  This refinancing transaction, as well as paydowns of $5.3 million on our borrowings since June 2011, decreased interest expense on borrowings from financial institutions by $494 thousand.  During the second quarter we also recorded a $265 thousand reversal of previously recorded provisions for loan losses when we sold two impaired loans at a price greater than our estimated fair value.  These gains were partially offset by a $308 thousand decrease in interest income we received on our mortgage loans, as well as an $86 thousand increase in salary and benefits expense.

Total interest income decreased by $296 thousand, or 10%, during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.  Despite a decrease in the balance of non-interest-earning assets, a $17.3 million decrease on the balance of our gross loans receivable has led to a $308 thousand, or 11%, decrease in interest income on our mortgage loan investments.  This was partially offset by an increase of $12 thousand in interest income on interest-earning accounts from other financial institutions.

Total interest expense decreased from $1.8 million for the three months ended June 30, 2011 to $1.3 million for the three months ended June 30, 2012.  This decrease is related partially to a $43 thousand decrease in interest expense on notes payable, as our average notes payable balance has declined by $2.6 million from June 2011 to June 2012.  The decrease in interest expense is primarily due, however, to a savings of $494 thousand, or 42%, in interest expense on borrowings from financial institutions related to the refinancing transaction we completed with the NCUA in late 2011.  This transaction lowered our average interest rates on borrowings from financial institutions to 2.53% from 4.14%.  Lower interest rates on our borrowings led to an increase in net interest income for the quarter ended June 30, 2012 to $1.2 million as compared to $1.0 million for the previous year’s quarter.  This difference of $241 thousand in higher net interest income represents a 24% increase from the second quarter of 2011.  Net interest income increased from $995 thousand for the three months ended June 30, 2011 to $1.2 million for the three months ended June 30, 2012, an increase of $241 thousand, or 24%.  Despite the decrease in interest income on loans, the large decrease in interest expense on borrowings from financial institutions led to higher net interest income.

Net interest income after provision for loan losses increased to $1.5 million for the quarter ended June 30, 2012, an increase of $864 thousand, or 141%, from $612 thousand for the three months ended June 30, 2011.  In addition to the decreased interest expense on borrowings from financial institutions, we also had a net reversal of $240 thousand in provisions for loan losses in the second quarter of 2012, as compared to provisions of $383 thousand taken during the three months ended June 30, 2011, a decrease of $623 thousand.  $265 thousand of this difference was related to the sale of two impaired loans to a third party in May 2012.  Both loans were collateral dependent and were sold at a price greater than our estimate of the collateral value less selling costs, resulting in a reversal of a significant portion of the specific reserves previously recorded on these loans.  Conversely, in June of the prior year, there were $233 thousand of specific reserves recorded on an impaired loan, which, along with additional general reserves, resulted in provisions of $383 thousand.

We also had other income of $25 thousand in the second quarter of 2012 primarily due to rental income on our REO property and servicing fee income we earned on two loans participations we sold but on which we retained servicing rights.  This is a decrease of $111 thousand from $136 thousand in other income for the quarter ended June 30, 2011.   A significant portion of the decrease is due to a gain on sale of $127 thousand related to a loan participation sold in June of the prior year.

Our non-interest operating expenses for the three months ended June 30, 2012 increased to $1.1 million from $993 thousand for the same period ended June 30, 2011, an increase of 14%.  This increase is due mainly to an $86 thousand, or 23%, increase in salaries and benefits expense.  Since the end of June 2011, we have hired three additional employees to assist in the growth of our finance, lending and note sales departments, increasing our total employees from 16 to 19, an increase of 19%.  We incurred $36 thousand in additional office operations expenses during the second quarter of 2012 compared to 2011 mainly due to an increase in human resources expenses related to additional employees and the timing of payroll processing fees charged to us by our service provider.  We also incurred a $13 thousand increase in legal and accounting expenses in connection with the launch of our broker dealer subsidiary, MP Securities, and request for approval from FINRA to permit MP Securities to act as a selling agent for our Class A Notes.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

During the six months ended June 30, 2012, we reported net income of $449 thousand as compared to a net loss of $450 thousand for the six months ended June 30, 2011. As noted above, our year to date profits in 2012 are primarily attributable to reduced borrowing rates on our borrowings from financial institutions from a weighted average of 4.14% during the six months ended June 30, 2011 as compared to 2.53% for the six months ended June 30, 2012.  This decrease occurred when we completed a refinancing transaction with the NCUA for our primary credit facilities in November 2011 that lowered the interest rates on $110 million of borrowings in our two credit facilities.  This refinancing transaction, as well as paydowns of $5.3 million since June 2011, decreased interest expense on borrowings from financial institutions by $1.1 million.  We also recorded a $265 thousand reversal of previously recorded provisions for loan losses when we sold two impaired loans at a price greater than our estimated fair value.  These gains were partially offset by a $588 thousand decrease in interest income we received on our mortgage loans as well as a $177 thousand increase in salary and benefits expense.

Total interest income decreased by $561 thousand, or 10%, for the year to date ended June 30, 2012 as compared to the year to date ended June 30, 2011.  The $17.3 million decrease on the balance of our gross loans receivable since June 2011 has been the primary driver of a $588 thousand, or 10%, decrease in interest income on our mortgage loan investments.  In addition, we have recognized $56 thousand fewer in loan fees, as several participation sales in the first six months of 2011 led to increased income from the amortization of loan fees.  We have not sold any loan participations during the first six months of 2012.

Total interest expense decreased from $3.8 million for the six months ended June 30, 2011 to $2.6 million for the six months ended June 30, 2012.  This decrease is related partially to a $79 thousand decrease in interest expense on notes payable, as our notes payable balance has declined by $1.7 million from June 2011 to June 2012.  However, the decrease in interest expense is primarily due to a savings of $1.1 million, or 44%, in interest expense on borrowings from financial institutions related to the refinancing transaction we completed with the NCUA in late 2011.  This transaction led to an increase in net interest income for the first half of 2012 to $2.5 million as compared to $1.9 million for the first half of the previous year.  This difference of $595 thousand in higher net interest income represents a 32% increase from the the first half of 2011.  Net interest income increased from $1.9 million for the six months ended June 30, 2011 to $2.5 million for the six months ended June 30, 2012, an increase of $595 thousand, or 32%.  Despite the decrease in interest income on loans, the large decrease in interest expense on borrowings from financial institutions led to higher net interest income.

Net interest income after provision (credit) for loan losses increased to $2.6 million for the quarter ended June 30, 2012, an increase of $1.2 million, or 87%, from $1.4 million for the six months ended June 30, 2011.  In addition to the decreased interest expense on borrowings from financial institutions, we also had a net reversal of $136 thousand in provisions for loan losses in the first half of 2012, as compared to provisions of $483 thousand taken during the six months ended June 30, 2011, a difference of $619 thousand.  $265 thousand of this difference was related to the sale of two impaired loans to a third party in May 2012.  The loans were collateral dependent and were sold at a price greater than our estimate of the collateral value, resulting in a reversal of a portion of the specific reserves previously recorded on these loans.  This reversal offset small increases in general reserves and other specific reserves taken during the first half of 2012.

We also had other income of $60 thousand in the first six months of 2012 primarily due to rental income on our REO property and servicing fee income we earned on two loans participations we sold but on which we retained servicing rights.  This is a decrease of $78 thousand from $138 thousand in other income for the six months ended June 30, 2011. This decrease is due to a gain on sale of $127 thousand related to a loan participation sold in June 2011.  There have been no loan participation sales during the first half of 2012.

Our non-interest operating expenses for the six months ended June 30, 2012 increased to $2.2 million from $2.0 million for the same period ended June 30, 2011, an increase of 12%.  This increase is due mainly to a $177 thousand, or 24%, increase in salaries and benefits expense.  Since the end of June 2011, we have hired three additional employees to assist in the growth of our finance, lending and note sales departments, increasing our total employees from 16 to 19, an increase of 19%.  We incurred $48 thousand in additional office operations expenses during the first half of 2012 compared to 2011 mainly due to an increase in human resources expenses related to additional employees and the timing of payroll processing fees charged to us by our service provider .  Increases in marketing and promotion expenses and legal and accounting fees were minimal.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)

		2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$15,244	$39	1.04%	$8,828	$27	1.21%
Interest-earning loans [1]	152,842	2,498	6.57%	168,239	2,806	6.69%
Total interest-earning assets	168,086	2,537	6.07%	177,067	2,833	6.42%

Non-interest-earning assets	10,162	--	--	13,084	--	--
Total Assets	178,248	2,537	5.72%	190,151	2,833	5.97%

Liabilities:
Public offering notes – Class A	47,412	472	4.00%	46,763	477	4.09%
Public offering notes – Alpha Class	3,843	54	5.65%	5,142	74	5.77%
Special offering notes	8,025	90	4.49%	9,839	104	4.22%
International notes	206	2	4.30%	166	2	4.18%
Subordinated notes	6	--	5.45%	239	4	6.96%
Secured notes	12	--	2.77%	--	--	--
Borrowings from financial institutions	108,519	683	2.53%	116,617	1,177	4.05%

Total interest-bearing liabilities	$168,023	$1,301	3.11%	$178,766	$1,838	4.12%

Net interest income		$1,236			$995
Net interest margin [2]			2.79%			2.10%

[1] Loans are net of deferred fees but gross of the allowance for loan losses
[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $168.1 million during the three months ended June 30, 2012, from $177.1 million during the same period in 2011, a decrease of $9.0 million or 5%. The average yield on these assets decreased to 6.07% for the three months ended June 30, 2012 from 6.42% for the three months ended June 30, 2011. This average yield decrease is related to the higher average balance in interest-earning accounts with other financial institutions earning only 1%.  They increased to $15.2 million at June 30, 2012 as compared to $8.8 million at June 30, 2011, an increase of 73%. The yield on interest-earning loans for the three months ended June 30, 2012 decreased to 6.57% from 6.69%.  This is the result of additional deferred loan fee amortization included in interest income in the second quarter of 2011 related to loan participation sales.  Because the balance of interest earning accounts with other financial institutions makes up a greater portion of our assets, and because there was no accelerated deferred fee amortization, the average yield on total assets decreased to 5.72% from 5.97%.  Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $168.0 million during the three months ended June 30, 2012, from $178.8 million during the same period in 2011. The average rate paid on these liabilities decreased to 3.11% for the three months ended June 30, 2012, from 4.12% for the same period in 2011. This decrease is due primarily to the refinancing transaction completed with the NCUA in November 2011, which lowered the interest rates on our two credit facilities to 2.53% from 4.05%.

Net interest income for the three months ended June 30, 2012, was $1.2 million, which was an increase of $241 thousand, or 24% for the same period in 2011.  Net interest margin increased 69 basis points to 2.79% for the quarter ended June 30, 2012, compared to 2.10% for the quarter ended June 30, 2011.

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)

		2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$14,069	$74	1.06%	$8,160	$47	1.15%
Interest-earning loans [1]	154,608	5,013	6.52%	170,367	5,601	6.63%
Total interest-earning assets	168,677	5,087	6.06%	178,527	5,648	6.38%

Non-interest-earning assets	9,918	--	--	11,624	--	--
Total Assets	178,595	5,087	5.73%	190,151	5,648	5.99%

Liabilities:
Public offering notes – Class A	44,091	946	4.31%	46,334	945	4.08%
Public offering notes – Alpha Class	4,083	115	5.66%	5,240	149	5.70%
Special offering notes	7,873	177	4.51%	9,729	191	3.92%
International notes	198	4	4.43%	184	4	4.32%
Subordinated notes	6	--	5.45%	943	32	6.82%
Secured notes	7	--	2.78%	--	--	--
Borrowings from financial institutions	109,165	1,374	2.53%	118,305	2,451	4.14%

Total interest-bearing liabilities	$165,423	$2,616	3.18%	$180,735	3,772	4.17%

Net interest income		$2,471			$1,876
Net interest margin [2]			2.78%			1.99%

[1] Loans are net of deferred fees but gross of the allowance for loan losses
[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $168.7 million during the six months ended June 30, 2012, from $178.5 million during the same period in 2011, a decrease of $9.9 million or 6%. The average yield on these assets decreased to 6.06% for the six months ended June 30, 2012 from 6.38% for the six months ended June 30, 2011. This average yield decrease is related to the higher average balance in interest-earning accounts with other financial institutions earning only 1%.  They increased to $14.1 million at June 30, 2012 as compared to $8.2 million at June 30, 2011, an increase of 72%. The yield on interest-earning loans for the six months ended June 30, 2012 decreased to 6.52% from 6.63%.  This is the result of additional deferred loan fee amortization included in interest income in the second quarter of 2011 related to loan participation sales.  Because the balance of interest earning accounts with other financial institutions makes up a greater portion of our assets, and because there was no accelerated deferred fee amortization, the average yield on total assets decreased to 5.73% from 5.99%.  Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $165.4 million during the six months ended June 30, 2012, from $180.7 million during the same period in 2011. The average rate paid on these liabilities decreased to 3.18% for the six months ended June 30, 2012, from 4.17% for the same period in 2011. This decrease is due primarily to the refinancing transaction completed with the NCUA in November 2011, which lowered the interest rates on our two credit facilities to 2.53% from 4.14%.

Net interest income for the six months ended June 30, 2012, was $2.5 million, which was an increase of $595 thousand, or 32% for the same period in 2011.  Net interest margin increased 79 basis points to 2.78% for the first half of 2012, compared to 1.99% for the first half of 2011.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$17	$(5)	$12
Total loans	(281)	(27)	(308)
	(264)	(32)	(296)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	7	(12)	(5)
Public offering notes – Alpha Class	(18)	(2)	(20)
Special offering notes	(20)	6	(14)
International notes	--	--	--
Subordinated notes	(3)	(1)	(4)
Secured notes	--	--	--
Other	(77)	(417)	(494)
	(111)	(426)	(537)
Change in net interest income	$(153)	$394	$241

Rate/Volume Analysis of Net Interest Income

	Six months Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$32	$(4)	$28
Total loans	(533)	(56)	(589)
	(501)	(60)	(561)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(47)	48	1
Public offering notes – Alpha Class	(33)	(1)	(34)
Special offering notes	(39)	25	(14)
International notes	--	--	--
Subordinated notes	(27)	(5)	(32)
Secured notes	--	--	--
Other	(177)	(900)	(1,077)
	(323)	(833)	(1,156)
Change in net interest income	$(178)	$773	$595

Financial Condition

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General.  Total assets decreased by $2.0 million, or 1%, between December 31, 2011 and June 30, 2012.  This decrease was due to the payoff and sale of several loans, as well as large principal paydowns made by borrowers on other loans we held. Some of these proceeds were retained as cash, while some were  used to purchase additional loans. A portion of these proceeds were used to pay down our borrowings from financial institutions.  Our loans receivable, net of allowance for loan losses, decreased by $7.9 million, or 5%, over this period.  $2.5 million of this decrease was due to decreases in impaired loan balances.  Our borrowings from financial institutions decreased by $2.3 million, or 2%.

During the six month period ended June 30, 2012, gross loans receivable decreased by $8.7 millon, or 5%, to $162.2 million from $170.9 million at December 31, 2011.  This decrease is due to the net paydown of $5.0 million of loan principal on our mortgage loan investments, which is a result of $21.7 million of loan principal paydowns offset by $9.1 million of loan purchases and $7.6 million of loan originations.  Additionally, we recorded a $12 thousand partial loan charge-off, transferred $717 thousand to foreclosed assets, and sold two impaired loans for $2.4 million.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  99.8% of these loans are secured by real estate, while two loans that represent less than 0.1% of our portfolio are unsecured.  Our performing portfolio yielded a weighted average interest rate of 6.46% at June 30, 2012, as compared to 6.43% at December 31, 2011.

Non-performing Assets.  Non-performing assets consist of non-accrual loans, troubled debt restructurings, and three foreclosed assets, which are real estate properties.  Non-accrual loans include any loan that becomes 90 days or more past due and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according to their modified payment terms without exception for at least six months.

Some non-accrual loans are considered collateral dependent.  These are defined as loans where there is a significant possibility that repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. On non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had twelve nonaccrual loans as of June 30, 2012 and December 31, 2011.  In June 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, we had never foreclosed on or taken a charge-off on a mortgage loan investment we acquired.  Since that time, we have completed one additional foreclosure proceeding in February 2012.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)

	June 30, 2012	December 31, 2011

Non-Performing Loans:1

Collateral Dependent:

Delinquencies over 90-Days	$2,612	$6,586
Troubled Debt Restructurings2	8,699	8,873

Total Collateral Dependent Loans	11,311	15,459

Non-Collateral Dependent:

Delinquencies over 90-Days	--	--
Other Impaired loans	959	--
Troubled Debt Restructurings	7,467	7,483

Total Non-Collateral Dependent Loans	8,426	7,483

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	19,737	22,942
Foreclosed Assets	2,091	1,374

Total Non-performing Assets	$21,828	$24,316

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

2 Includes $814 thousand and $6.2 million of restructured loans that were over 90 days delinquent as of June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012, we had ten restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  In addition, we had one non-restructured loan that was over 90 days past due.  We had one loan determined by management to be impaired despite not being over 90 days delinquent.  We also had one restructured loan that has performed according to terms for twelve months and has been put on accrual status; however, it is still considered non-performing.  As discussed in Note 3 of the financial statements, in May 2012 we sold two non-performing loans to a third party for $2.4 million.  Both loans were considered collateral dependent.  As of June 30, 2012, we had two foreclosed assets in the amount of $2.1 million total.

At December 31, 2011, we had eleven restructured loans that were on non-accrual status.  Five of these loans were over 90 days delinquent.  We had four non-restructured loans that were over 90 days past due.  One of these loans was acquired in the transaction we entered into with ECCU in December, 2011 in which ECCU repurchased two impaired loans from us in exchange for a cash purchase price of $4.5 million and two non-performing loans.  One of the acquired non-performing loans was written off during the second quarter of 2012, however, as it was carried on our financial statements at a net investment of zero, the write-off had no impact on our net loans receivable balance.  As of December 31, 2011, we held one foreclosed asset in the amount of $1.4 million.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At June 30, 2012 and December 31, 2011, the allowance for loan losses was $3.9 million and $4.1 million, respectively.  This represented 2.4% of our gross loans receivable at both of those respective dates.

	Allowance for Loan Losses
	as of and for the
	Six Months Ended			Year Ended
	June 30,			December 31,
	2012		2011	2011
Balances:	($ in thousands)
Average total loans
outstanding during period	$166,949		$184,750	$181,855
Total loans outstanding
at end of the period	$162,219		$179,568	$170,920
Allowance for loan losses:
Balance at the beginning of period	$4,127		$3,997	$3,997
Provision charged to expense	(136)		483	1,487
Charge-offs
Wholly-Owned First	35		--	--
Wholly-Owned Junior	--		--	--
Participation First	12		1,279	1,279
Participation Junior	--		--	--
Total	47		1,279	1,279
Recoveries
Wholly-Owned First	--		--	--
Wholly-Owned Junior	--		--	--
Participation First	--		--	--
Participation Junior	--		--	--
Total	--		--	--
Net loan charge-offs
(recoveries)	47		1,279	1,279
Accretion of allowance related to restructured loans	23		48	78

Balance	$3,921		$3,153	$4,127

Ratios:
Net loan charge-offs to average total loans	0.03%		0.69%	0.70%
Provision for loan losses to average total loans1	(0.08%	)	0.26%	0.82%
Allowance for loan losses to total loans at the end of the period	2.42%		1.76%	2.41%
Allowance for loan losses to non-performing loans	19.87%		12.96%	18.00%
Net loan charge-offs to allowance for
loan losses at the end of the period	1.20%		40.56%	30.99%
Net loan charge-offs to Provision for loan losses1	(34.56%	)	264.80%	86.01%

1 Provisions for loan losses were negative during the first half of 2012 due to a $265 thousand reversal of specific reserves related to the sale of two non-performing loans.

Borrowings from Financial Institutions.  At June 30, 2012, we had $108.0 million in borrowings from financial institutions.  This is a decrease of $2.3 million, or 2%, from December 31, 2011.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension, as well as $685 thousand of additional paydowns made to ensure compliance with the minimum collateralization ratio on these borrowings.  We also made a paydown of $854 thousand on August 6, 2012 to remain in compliance with the minimum collateralization  ratio on the MU Credit Facility.

Notes Payable.  Our notes payable consist of debt securities sold under several registered national offerings as well as notes sold to accredited investors.  These notes had a balance of $59.1 million at June 30, 2012, which was an increase of $27 thousand, or less than 1%, from $59.0 million at December 31, 2011.  While we discontinued the sale of our Class A Notes on May 15, 2012 and deregistered the securities remaining unsold under the Company’s Registration Statement which was declared effective on June 3, 2010, we have increased the sale of privately placed special offering notes and our Secured Investment Certificates under a Rule 506 offering in order to maintain our mortgage loan investments and provide liquidity to fund our general operations.  On July 3, 2012, the Company filed a new Registration Statement with the SEC seeking to register $75 million of its Class A Notes.  Once this Registration Statement is deemed effective, the Company intends to resume the sale of its Class A Notes.

Members’ Equity.  Total members’ equity was $9.8 million at June 30, 2012, which represents and increase of $275 thousand from $9.5 million at December 31, 2011.  Our $449 thousand in net income during the first six months of the year is offset partially by $173 thousand of expenses related to our Series A Preferred Units, which require quarterly dividend payments.  We did not repurchase or sell any ownership units during the six months ended June 30, 2012.

Liquidity and Capital Resources

June 30, 2012 vs. June 30, 2011

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

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We have increased our marketing efforts related to the sale of privately placed special offering notes and our 2012 Secured Investment Certificates pursuant to a Rule 506 offering, and we believe that the sale of these notes will enable the Company to meet its liquidity needs for the near future.  The Company has filed a new Registration Statement with the SEC to register $75 million of its Class A Notes.  Once this Registration is deemed effective, the Company will resume the sale of its Class A Notes through the assistance of its wholly-owned subsidiary, MP Securities.  By offering the Class A Notes and privately placed Secured Investment Certificates under the Company’s Rule 506 offering, the Company expects to increase its investment in mortgage loans and thereby generate increased interest income.  However, we also plan on selling participations in a portion of those mortgage loan investments.  The cash gained from these sales will be used to originate additional loan investments or to fund operating activities.

We have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the six months ended June 30, 2012, our investors renewed their debt securities investments at a 67% rate.  This rate was 80% during the first quarter of 2012, and has decreased primarily because the Company temporarily suspended the sale of its Class A Notes on May 15, 2012.  During the six months ended June 30, 2011, 75% of our investors renewed their investments or reinvested in new debt securities that have been offered by us.

The net increase in cash during the six months ended June 30, 2012 was $5.2 million, as compared to a net decrease of $420 thousand for the six months ended June 30, 2011, a decrease of $5.6 millon. Net cash provided by operating activities totaled $296 thousand for the six months ended June 30, 2012, as compared to net cash used by operating activities of $203 thousand for the same period in 2011. This increase in net cash provided by operating activities is attributable primarily to the increase in net income over the same period in 2011.

Net cash provided by investing activities totaled $7.4 million during the six months ended June 30, 2012, as compared to $9.8 million provided during the six months ended June 30, 2011, a decrease in cash of $2.4 million. This decrease is primarily related to the sale of $5.4 million of loan participations during the six months ended June 30, 2011.  Two loans were sold for $2.4 million during the six months ended June 30, 2012, a difference in loan sales of $3.0 million.

Net cash used by financing activities totaled $2.5 million for the six month period ended June 30, 2012, a decrease in cash used of $7.6 million from $10.1 million used in financing activities during the six months ended June 30, 2011. This difference is attributable to the decrease in the amount of paydowns on our borrowings from financial institutions as well as an increase in notes payable during the period.

At June 30, 2012, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $16.4 million, an increase of $5.2 million from $11.2 million, at December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2012.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Balance Sheets as of June 30, 2012 and  December 31, 2011; (iii) Consolidated  Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements.

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

Dated: August 14, 2012
MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Susan B. Reilly
Susan B. Reilly,
Chief Financial Officer