Form 10-Q
period 2012-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2012-11-14
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

At September 30, 2012, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
 (Dollars in Thousands Except Unit Data)

	2012	2011
	(Unaudited)	(Audited)
Assets:

Cash	$11,711	$11,167

Loans receivable, net of allowance for loan losses of $3,985 and $4,127 as of September 30, 2012 and December 31, 2011, respectively	153,649	165,355

Accrued interest receivable	633	725

Property and equipment, net	241	303

Debt issuance costs	79	104

Foreclosed assets	3,050	1,374

Other assets	332	253

Total assets	$169,695	$179,281

Liabilities and members’ equity
Liabilities:

Borrowings from financial institutions	$104,650	$110,280

Notes payable	54,680	59,030

Accrued interest payable	22	15

Other liabilities	487	478

Total liabilities	159,839	169,803

Members' Equity:

Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2012 and December 31, 2011 (liquidation preference of $100 per unit)	11,715	11,715

Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2012 and December 31, 20111,509	1,509	1,509

Accumulated deficit	(3,368)	(3,746)

Total members' equity	9,856	9,478

Total liabilities and members' equity	$169,695	$179,281

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income:

Interest on loans	$2,480	$2,657	$7,493	$8,258

Interest on interest-bearing accounts	37	22	111	69

Total interest income	2,517	2,679	7,604	8,327

Interest expense:

Borrowings from financial institutions	676	1,150	2,050	3,601

Notes payable	601	641	1,843	1,962

Total interest expense	1,277	1,791	3,893	5,563

Net interest income	1,240	888	3,711	2,764

Provision (credit) for loan losses	87	822	(49)	1,305

Net interest income after provision (credit) for loan losses	1,153	66	3,760	1,459

Non-interest income	30	28	90	166

Non-interest expenses:

Salaries and benefits	509	399	1,423	1,136

Marketing and promotion	43	37	112	98

Office operations	333	341	1,131	1,091

Legal and accounting	107	132	536	557

Total non-interest expenses	992	909	3,202	2,882

Income (loss) before provision for income taxes	191	(815)	648	(1,257)

Provision for income taxes	4	3	12	11

Net income (loss)	$187	$(818)	$636	$(1,268)

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Dollars in Thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$636	$(1,268)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation	94	90

Amortization of deferred loan fees	(105)	(139)

Amortization of debt issuance costs	126	172

Provision (credit) for loan losses	(49)	1,305

Accretion of allowance for loan losses on restructured loans	(46)	(67)

Accretion of loan discount	(5)	(56)

Changes in:

Accrued interest receivable	91	(6)

Other assets	(80)	(145)

Other liabilities and accrued interest payable	16	(89)

Net cash provided (used) by operating activities	678	(203)

CASH FLOWS FROM INVESTING ACTIVITIES:

Loan purchases	(10,894)	--

Loan originations	(8,999)	(4,307)

Loan sales	2,425	5,390

Loan principal collections, net	27,703	12,539

Purchase of property and equipment	(32)	(8)

Net cash provided by investing activities	10,203	13,614

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in borrowings from financial institutions	(5,629)	(10,844)

Net changes in notes payable	(4,350)	(3,103)

Debt issuance costs	(100)	(109)

Purchase of preferred units	--	(45)

Dividends paid on preferred units	(258)	(234)

Net cash used by financing activities	(10,337)	(14,335)

Net increase (decrease) in cash	$544	$(924)

Cash at beginning of period	11,167	7,078

Cash at end of period	$11,711	$6,154

Supplemental disclosures of cash flow information

Interest paid	$3,886	$5,446

Income taxes paid	$14	$--

Transfer of loans to foreclosed assets	$1,676	$1,374

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2011 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the results for the full year.

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

On April 26, 2010, we formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  On July 6, 2010, MP Securities became a registered broker dealer firm under Section 15 of the Securities Exchange Act of 1934.  Effective as of March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. On September 24, 2012, MP Securities received a no objection letter from FINRA, thereby authorizing MP Securities to act as a selling agent for the Company’s Class A Notes offering that will be offered under a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”).  In addition to serving as a selling agent for the Company’s Class A Notes and other debt securities, MP Securities will distribute debt securities issued by religious organizations, as well as by business members of credit unions it serves and act as a selling agent in placing mortgage backed business loans made by credit unions to institutional investors.

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

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's original effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral dependent.    Loans or portions thereof are charged off when they are determined by management to be uncollectible.  Uncollectability is evaluated periodically on all loans classified as “Loans of Lesser Quality.”  As the Company has an established practice of working to explore every possible means of repayment with its borrowers, it has historically not charged off a loan until foreclosure is completed.  Among other variables, management will consider factors such as the financial condition of the borrower and the value of the underlying collateral in assessing uncollectability.

Troubled Debt Restructurings

A troubled debt restructuring is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to a borrower that the Company would not otherwise consider. From time to time, we have restructured a mortgage loan in light of the borrower's circumstances and capabilities. We review each of these cases on an individual basis and approve any restructure based on the guidance stipulated in our collections policy. If we decide to accept a loan restructure, we generally will not forgive or reduce the principal amount owed on the loan; in addition, the typical maturity term for a restructured loan does not exceed five years.  A restructuring of a loan usually involves an interest rate modification, extension of the maturity date, or reduction of accrued interest owed on the loan on a contingent or absolute basis.

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

Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost.  After foreclosure, valuations are periodically performed by management and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal.  Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses.  If the fair value, less costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses taken.  The Company’s real estate assets acquired through foreclosure or other proceedings are evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the varying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.

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

From time to time, the Company sells participation interests in mortgage loans it has originated or acquired. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) each portion of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) the transfer must be made on a non-recourse basis (other than standard representations and warranties made under the loan participation sale agreement) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria is not met, the transaction is accounted for as a secured borrowing arrangement.

Under some circumstances, when the Company sells participations in a wholly-owned loan receivable that it services, it retains a servicing asset that is initially measured at fair value.  As quoted market prices are generally not available for these assets, the Company estimates fair value based on the present value of future expected cash flows associated with the loan receivable.  The Company amortizes servicing assets over the life of the associated receivable using the interest method.  Any gain or loss recognized on the sale of loans receivable depends in part on both the previous carrying amount of the financial assets involved in the sale, allocated between the assets sold and the interests that continue to be held by the Company based on their relative fair value at the date of transfer and the proceeds received.

Property and Equipment

Furniture, fixtures, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years.

Debt Issuance Costs

Debt issuance costs are related to borrowings from financial institutions and offerings of debt securities and are amortized into expense over the contractual terms of the debt or the life of the offering, respectively.

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

Although the Company is not a federal or state income tax-paying entity, it is nonetheless subject to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for Income Taxes for all “open” tax periods for which the statute of limitations has not yet run.  The Company uses a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

Recent Accounting Pronouncements

In December 2011, the FASB issued new guidance Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This new guidance requires expanded information about financial instruments or derivatives that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. The new guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria. The new disclosure requirements in the ASU are intended to enhance comparability between financial statements prepared using U.S. GAAP and those prepared using International Financial Reporting Standards (IFRS). The amendments in this guidance are effective during interim and annual periods beginning on or after January 1, 2013.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $11.0 million and $10.9 million at September 30, 2012 and December 31, 2011, respectively. Interest earned on funds held with ECCU totaled $110.6 thousand and $68.2 thousand for the nine months ended September 30, 2012 and 2011, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $77.3 thousand and $85.7 thousand for the nine months ended September 30, 2012 and 2011, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we purchase mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the nine month period ended September 30, 2012, we purchased $5.8 million of loans from ECCU.  We did not purchase any loans from ECCU during the nine months ended September 30, 2011.  With regards to all loans purchased from ECCU, we recognized $3.8 million and $5.8 million of interest income during the nine months ended September 30, 2012 and 2011, respectively.  ECCU currently acts as the servicer for 70 of the 126 loans in the Company’s loan portfolio.  Under the terms of the loan servicing agreement we entered into with ECCU, a servicing fee of 50 to 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are 50 to 75 basis points lower than the loan’s contractual rate.  On a limited number of loan participation interests purchased from ECCU, representing $5.4 million of loans at September 30, 2012, the pass-through rate is between 88 and 135 basis points lower than the contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At September 30, 2012, the Company’s investment in wholly-owned loans serviced by ECCU totaled $43.3 million, while the Company’s investment in loan participations serviced by ECCU totaled $42.6 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  These fees amounted to $3.8 thousand during the nine months ended September 30, 2011. We paid fewer than one thousand dollars of these fees during the nine months ended September 30, 2012.

ECCU has also repurchased mortgage loans from us as part of our liquidity management practices.  In addition, ECCU has from time to time repurchased from the Company fractional participations in the loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Association (“NCUA”) rules when participations in those loans were sold to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  No gain or loss was incurred on these sales.  No whole loans or loan participations were sold to ECCU during the nine months ended September 30, 2012 and 2011, respectively.

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

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as Vice President Member Relations, Midwest Region, of Alloya Corporate Federal Credit Union (“Alloya”), formerly Members United Corporate Federal Credit Union (“Members United”).  See Note 6 for information regarding the Company’s borrowings from Members United.  The Company has $92.0 thousand on deposit with Alloya as of September 30, 2012.

From time to time, our Board and members of our executive management team have purchased investor notes from us. One of our Board members, Mr. Art Black, is the beneficial owner of a living trust that holds $224.3 thousand of our Class A Notes. Another of our Board members, Mr. Van C Elliott, owns $83.6 thousand of our notes.

We have also entered into a selling agreement with our wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will assist us in distributing our 2012 Secured Investment Certificates, which are notes we sell under a private placement memorandum and which are secured by loans or cash. The sales commissions and cost reimbursements paid to any broker-dealer firms that are engaged to assist in the distribution of such certificates will not exceed 3% of the amount of certificates sold.  MP Securities will also act as a selling agent for our Class A Notes offering pursuant to a Registration Statement which was declared effective by the SEC on October 11, 2012.  Our affiliate, MP Securities, will sell most of the Class A Notes being registered.  Each participating broker in the Class A Notes offering, including MP Securities, will be entitled to receive commissions ranging from .5%, plus an amount equal to .25% per annum on the average note balance for a Variable Series Note to 5% for a Flex Series or 60 month Fixed Series Note depending on whether it sells a Fixed Series, Variable Series or Flex Series note and the term of the respective note sold (12 months to 84 months).  For repeat purchasers of our Class A Notes, the gross commissions payable to the managing broker for the Offering and share of commissions payable to MP Securities will be reduced by 0.25% of the total amount of Class A Notes sold in the offering to a repeat investor who is then, or has been within the immediately preceding thirty (30) days, a noteholder.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2022. Loans yielded a weighted average of 6.43% as of September 30, 2012, compared to a weighted average yield of 6.40% as of September 30, 2011.

On May 15, 2012, the Company entered into a Loan Purchase Agreement with Trinity Pacific Investments and Trinity Pacific OC involving two mortgage loan interests it had acquired from ECCU, which were the subject of foreclosure proceedings.  In exchange for transferring all rights, title and interest in these two mortgage loan interests, the Company received $2.425 million in cash and was relieved of any further obligations regarding the mortgage loan interests sold. Both loans were considered impaired.  The recorded investment in these loans was $2.460 million after discounts.  The loans also carried a total of $300 thousand in specific reserves that had been recorded in prior periods and set aside an an allowance for loan losses.  $35 thousand of these specific reserves were charged off against our allowance for loan losses.  The Company reversed the remaining $265 thousand of specific reserves related to these two loans, reducing the Company’s provision and allowance for loan losses and improving the Company’s balance sheet and statement of operations as of and for the nine month period ended September 30, 2012.

In addition, on September 18, 2012, the Company entered into a Deed in Lieu of Foreclosure Agreement with one of its borrowers.  As a result of this agreement, the Company received the property securing one of its impaired mortgage loan interests.  The Company has recorded the entire outstanding amount of the loan, $958.8 thousand, as a real estate owned asset on its financial statements.  As the value of the collateral less estimated costs to sell is greater than the the Company’s investment, no valuation allowance has been recorded on this property.

Allowance for Loan Losses

An allowance for loan losses of $4.0 million as of September 30, 2012 and $4.1 million as of December 31, 2011 has been established for loans receivable. For the nine month period ended September 30, 2012, we reported total charge-offs of $47 thousand on three of our mortgage loan investments. Pursuant to the Trinity Loan Purchase Agreement we entered into on May 15, 2012, we also reversed $265 thousand of provisions for loan losses related to two impaired loans that we sold.  Management believes that the allowance for loan losses as of September 30, 2012 and December 31, 2011 is appropriate. Changes in the allowance for loan losses for the three and nine months ended September 30, 2012 and the year ended December 31, 2011 are as follows:

	Three Months Ended September 30, 2012	Nine months ended September 30, 2012	Year Ended December 31, 2011

Balance, beginning of period	$3,921	$4,127	$3,997
Provisions for loan loss	87	(49)	1,487
Chargeoffs	--	(47)	(1,279)
Accretion of allowance related to restrusctured loans	$(23)	(46)	(78)

Balance, end of period	$3,985	$3,985	$4,127

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

	September 30	December 31	September 30
	2012	2011	2011

Impaired loans with an allowance for loan loss	$11,617	$18,168	$22,337
Impaired loans without an allowance for loan loss	7,054	4,774	4,369
Total impaired loans	$18,671	$22,942	$26,706

Allowance for loan losses related to impaired loans	$2,967	$3,064	$2,860

Total non-accrual loans	$18,449	$22,942	$26,706

Total loans past due 90 days or more and still accruing	--	--	$614

We had eleven nonaccrual loans as of September 30, 2012 and fifteen at December 31, 2011.  As of September 30, 2012, we have completed foreclosure proceedings on two loan participation interests we acquired from ECCU.  We also acquired a property under the provisions of a Deed in Lieu of Foreclosure Agreement we entered into with one borrower.  In addition, we have two loans totaling $3.4 million that are currently in foreclosure proceedings.  There is a reserve of $275.6 thousand that has been recorded as an allowance for loan losses on these loans.  In April 2012, we completely wrote off one nonaccrual loan as uncollectible.  However, as this loan carried a discount for the entire principal balance, our recorded investment in the loan was zero and the write-off had no impact on our net loans receivable balance.  As of September 30, 2011, we had one loan with a balance of $614 thousand that was past due 90 days and still accruing.  This loan matured on July 1, 2011, but was in the process of being extended as of September 30, 2011.  In October, 2011, the extension was completed and payment received to bring the loan current.   The loan has remained current since the extension was completed.

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

	Loans and Allowance for Loan Losses (by segment) As of
	September 30, 2012	December 31, 2011

Loans:

Balance	$158,536	$170,920

Individually evaluated
for impairment	$18,671	$22,942

Collectively
evaluated for impairment	$139,865	$147,978

Allowance for loan losses:

Balance	$3,985	$4,127

Individually evaluated
for impairment	$2,967	$3,064

Collectively
evaluated for impairment	$1,018	$1,063

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

The following table is a summary of the loan portfolio credit quality indicators by loan class at September 30, 2012 and 2011, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class) As of September 30, 2012

	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$82,777	$2,272	$38,231	$981	$124,261
Watch	10,284	3,710	4,534	-	18,528
Substandard	4,070	3,880	-	-	7,950
Doubtful	4,956	-	2,841	-	7,797
Loss	-	-	-	-	-
Total	$102,087	$9,862	$45,606	$981	$158,536

Credit Quality Indicators (by class) As of December 31, 2011
	Wholly Owned First	Wholly Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$89,597	$8,173	$32,782	$-	$130,552
Watch	4,616	3,448	7,210	-	15,274
Substandard	3,237	3,883	4,089	1,006	12,215
Doubtful	8,091	1,155	3,633	-	12,879
Loss	-	-	-	-	-
Total	$105,541	$16,659	$47,714	$1,006	$170,920

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at September 30, 2012 and 2011 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2012

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly-Owned First	$8,697	$-	$814	$9,511	$92,576	$102,087	$-
Wholly-Owned Junior	3,719	-	-	3,719	6,143	9,862	-
Participation First	-	1,453	2,611	4,064	41,542	45,606	-
Participation Junior	-	-	-	-	981	981	-

Total	$12,416	$1,453	$3,425	$17,294	$141,242	$158,536	$-

Age Analysis of Past Due Loans (by class)
As of December 31, 2011

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly-Owned First	$6,537	$613	$7,522	$14,672	$90,869	$105,541	$-
Wholly-Owned Junior	3,448	-	1,159	4,607	12,052	16,659	-
Participation First	-	-	3,633	3,633	44,081	47,714	-
Participation Junior	-	-	-	-	1,006	1,006	-

Total	$9,985	$613	$12,314	$22,912	$148,008	$170,920	$-

The following table is a summary of impaired loans by loan class at September 30, 2012 and December 31, 2011.  The recorded investment in impaired loans reflects the balances in the financials statements, whereas the unpaid principal balance reflects the balances before discounts and partial chargeoffs (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended September 30, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,063	$4,478	$-	$4,073	$28
Wholly-Owned Junior	216	222	-	216	3
Participation First	2,611	2,744	-	2,611	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	7,384	7,854	2,620	7,597	44
Wholly-Owned Junior	3,595	3,671	328	3,595	40
Participation First	230	252	19	231	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$18,099	$19,221	$2,967	$18,323	$115

Impaired Loans (by class)
As of and for the nine months ended September 30, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,063	$4,478	$-	$4,153	$85
Wholly-Owned Junior	216	222	-	217	9
Participation First	2,611	2,744	-	2,633	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	7,384	7,854	2,620	8,144	141
Wholly-Owned Junior	3,595	3,671	328	3,597	107
Participation First	230	252	19	565	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$18,099	$19,221	$2,967	$19,309	$342

Impaired Loans (by class)
As of and for the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,678	$1,685	$-	$1,691	$98
Wholly-Owned Junior	-	434	-	-	-
Participation First	2,655	2,655	-	2,699	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	11,893	12,587	1,773	12,053	254
Wholly-Owned Junior	4,511	4,603	1,111	4,520	146
Participation First	978	978	180	983	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$21,715	$22,942	$3,064	$21,946	$498

A summary of nonaccrual loans by loan class at September 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of September 30, 2012

Church loans:
Wholly-Owned First	$11,949
Wholly-Owned Junior	3,658
Participation First	2,842
Participation Junior	-

Total	$18,449

Loans on Nonaccrual Status (by class)
As of December 31, 2011

Church loans:
Wholly-Owned First	$14,272
Wholly-Owned Junior	5,037
Participation First	3,633
Participation Junior	-

Total	$22,942

The following are summaries of troubled debt restructurings by loan class that were modified during the period ended September 30 (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended September 30, 2012

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	1	$981	$995	$995
Wholly-Owned Junior	-	-	-	-
Participation First	-	-	-	-
Participation Junior	-	-	-	-

Total	1	$981	$995	$995

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2012

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	3	$5,571	$5,585	$5,427
Wholly-Owned Junior	2	430	430	420
Participation First	1	271	249	230
Participation Junior	-	-	-	-

Total	6	$6,272	$6,264	$6,077

Troubled Debt Restructurings (by class)
For the three months ended September 30, 2011

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	-	$-	$-	$-
Wholly-Owned Junior	-	-	-	-
Participation First	-	-	-	-
Participation Junior	-	-	-	-

Total	-	$-	$-	$-

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2011

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	9	$15,246	$15,323	$15,214
Wholly-Owned Junior	4	4,467	4,561	4,510
Participation First	-	-	-	-
Participation Junior	-	-	-	-

Total	13	$19,713	$19,884	$19,724

For 9 of the 11 restructured loans in our portfolio, unpaid accrued interest at the time of the loan restructure was added to the principal balance.  The amount of interest added was also recorded as a loan discount, and thus did not increase our net loan balance. Another restructured loan represents the modified loan balance upon foreclosure on two of three underlying properties.  In addition, for each of the 13 restructured loans, the interest rate was lowered.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.

A summary of troubled debt restructurings that defaulted during the periods ended September 30, 2012 and 2011 is as follows (dollars in thousands):

There were no loan modifications classified as TDRs within the last twelve months that defaulted during the three months ended September 30, 2012.

Troubled Debt Restructurings Defaulted (by class)
During the nine months ended September 30, 2012

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$2,054
Wholly-Owned Junior	1	420
Participation First	1	230
Participation Junior	-	-
Total:
Church loans	3	$2,704

Troubled Debt Restructurings Defaulted (by class)
During the three months ended September 30, 2011

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	-	$-
Wholly-Owned Junior	1	3,173
Participation First	-	-
Participation Junior	-	-
Total:
Church loans	1	$3,173

Troubled Debt Restructurings Defaulted (by class)
During the nine months ended September 30, 2011

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	5	$8,552
Wholly-Owned Junior	3	4,291
Participation First	-	-
Participation Junior	-	-
Total:
Church loans	8	$12,843

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

No additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011.

4.  Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost.  After foreclosure, valuations are periodically performed by management and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal.  Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses.  The Company’s real estate assets acquired through foreclosure or other proceedings are evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the varying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets.

Foreclosed assets consist of four properties.  One property was acquired during 2011 in satisfaction of a secured loan.  The property had a carrying value of $1.4 million at September 30, 2012 and no valuation allowance has been required for this property.  An additional two properties were acquired in February 2012 in partial satisfaction of a secured loan.  The properties had a carrying value of $717.2 thousand at September 30, 2012 and no valuation allowance has been required for these properties.  Finally, one property was acquired in September 2012 as a result of a Deed in Lieu of Foreclosure Agreement the Company entered into with a borrower.  The property had a carrying value of $958.8 thousand at September 30, 2012 and no valuation allowance has been required for this property.  The Company held $3.1 million and $1.4 million of foreclosed assets at September 30, 2012 and September 30, 2011, respectively.

5.  Loan Participation Sales

During the year ended December 31, 2011, the Company sold participations in two church loans totaling $5.4 million but retained servicing responsibilities for these loans.  As a result, we recorded servicing assets totaling $146.9 thousand, which are being amortized using the interest method.  The amortization of servicing assets is recorded as an adjustment to interest income and totaled  $13.6 thousand for the nine months ended September 30, 2012.  We did not sell participations in any loans during the nine months ended September 30, 2012.

A summary of servicing assets for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	2012	2011
Balance, beginning of period	$138	$--
Additions:
Servicing obligations from sale of loan participations	--	147
Subtractions:
Amortization	19	9
Balance, end of period	$119	$138

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaces the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $81.9 million and $86.9 million at September 30, 2012 and December 31, 2011, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2011, the collateral securing the MU Credit Facility had an aggregate principal balance of $111.4 million which satisfied the minimum collateralization ratio for this facility.  As of September 30, 2012, the collateral securing the MU Credit Facility had an aggregate principal balance of $105.8 million, which satisfies the minimum collateralization ratio.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of September 30, 2012 and December 31, 2011, the Company was in compliance with its covenants under the MU Credit Facility.

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of September 30, 2012 and December 31, 2011, $22.7 and $23.4 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of September 30, 2012 and December 31, 2011, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $34.5 million and $35.3 million, respectively, which satisfies the minimum collateralization ratio for this facility.  As of September 30, 2012 and December 31, 2011, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Both the MU Credit Facility and WesCorp Credit Facility Extension are secured by certain of the Company’s mortgage loans previously held as collateral under the $100 Million CUSO Line and the WesCorp Facility.  Future estimated principal pay downs of our bank borrowings during the twelve month periods ending September 30 are as follows:

2013	$3,366
2014	3,467
2015	3,555
2016	3,639
2017	3,739
Thereafter	86,884
$104,650

In addition to regular principal payments, we also made $3.2 million in principal payments during the nine months ended September 30, 2012 in order to remain in compliance with the minimum collateralization ratio requirement of our credit facility borrowings.

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company is in compliance with these covenants as of September 30, 2012.  At September 30, 2012 and December 31, 2011, $3.3 million and $4.4 million of Alpha Class Notes were outstanding, respectively.

In addition to the Alpha Class Notes, the Company has also offered its Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series pursuant to registration statements filed with the SEC.    On June 24, 2011, we filed a Registration Statement with the SEC seeking to register an additional $75 million of the Company’s Class A Notes.  All of the Class A Notes are unsecured.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rates the Company pays on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of September 30, 2012.

The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At September 30, 2012 and December 31, 2011, $41.9 million and $46.5 million of these notes were outstanding, respectively.

Effective as of May 15, 2012, the Company temporarily discontinued the sale of the Class A Notes and deregistered the securities remaining unsold under the Company’s Registration Statement on Form S-1, initally filed with the SEC on December 23, 2009 and declared effective on June 3, 2010.  The Company has subsequently filed a Registration Statement seeking to register $75 million of its Class A Notes with the SEC.  This Registration Statement was declared effective as of October 11, 2012, and the Company has resumed the sale of its Class A Notes.

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

We have the following notes payable at September 30, 2012 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate

Class A Offering	$41,866	41.7%

National Alpha Offering	3,341	5.58%

Private Offerings

Special Offering	9,177	4.60%

Special Subordinated Notes	6	5.45%

Secured Notes	55	2.49%

International Offering	235	4.05%

Total	$54,680	4.33%

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

The Trust Indenture entered into with Wilimington Savings Fund Society , FSB, also contains standard covenants which require the Company to refrain from permitting any other senior lien to be created or maintained on the collateral securing the certificates, refrain from paying any dividends on the Company’s equity units if there is an uncured event of default with respect to the certificates, make timely payments of interest and principal due on the certificates and secure the assets of the fund.  The Company is in compliance with these covenants as of September 30, 2012.  At September 30, 2012, $55.3 thousand of these secured certificates were outstanding.  $67.8 thousand in cash was pledged as collateral on these notes.  There were no secured certificates outstanding as of December 31, 2011.

Future maturities for the Company’s investor notes during the twelve month period ending September 30 are as follows (dollars in thousands):

2013	$24,862
2014	10,727
2015	7,698
2016	7,393
2017	2,899
Thereafter	1,101
$54,680

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

9.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Insperity 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, the amount and percentage of which is annually determined by the managers. Matching contributions for the nine months ended September 30, 2012 and September 30, 2011 were $41.9 thousand and $32.2 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the our annual contribution. We did not make any contributions for the plan during the year ended December 31, 2011.  No profit sharing contribution has been made or approved for the nine months ended September 30, 2012.

10.  Loan Commitments

Unfunded Commitments

Unfunded commitments are commitments for possible future extensions of credit to our customers or existing customers of ECCU. Unfunded commitments totaled $75.0 thousand at September 30, 2012 and $181.8 thousand at December 31, 2011.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at September 30, 2012 and December 31, 2011, are as follows:

	Fair Value Measurements at September 30, 2012 using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$11,711	$11,711	$-	$-	$11,711
Loans, net	153,649	-	-	157,349	157,349
Accrued interest receivable	633	-	-	633	633
FINANCIAL LIABILITIES:
Notes payables	$54,680	$-	$	$56,448	$56,448
Bank borrowings	104,650	-		108,229	108,229
Other financial liabilities	107	-		107	107

	December 31, 2011
	Carrying Amount	Estimated Fair Value

Financial assets:
Cash	$11,167	$11,167
Loans receivable	165,355	168,383
Accrued interest receivable	863	863
Financial liabilities:
Notes payable	59,030	60,833
Bank borrowings	110,280	111,371
Other financial liabilities	104	104

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2012 and December 31, 2011.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2012 and December 31, 2011.

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy:

	Fair Value Measurements Using:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Assets at September 30, 2012:
Impaired loans (net of allowance and discount)	$-	$-	$8,384	$8,384
Foreclosed assets	-	-	3,050	3,050
	$-	$-	$11,434	$11,434

Assets at December 31, 2011:
Impaired loans (net of allowance and discount)	$-	$-	$11,887	$11,887
Foreclosed assets	-	-	1,374	1,374
	$-	$-	$13,261	$13,261

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

Foreclosed Assets

Real estate acquired through foreclosure or other proceedings (foreclosed assets) is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations are periodically performed and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal. The fair values of real properties initially are determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market or in the collateral. Subsequent valuations of the real properties are based on management estimates or on updated appraisals. Foreclosed assets are categorized under Level 3 when significant adjustments are made by management to appraised values based on unobservable inputs. Otherwise, foreclosed assets are categorized under Level 2 if their values are based solely on appraisals.

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2012 are summarized below:

Assets	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	8,384	Discounted appraised value	Selling cost	10% (10%)
		Internal evaluations	Discount due to age of appraisal	0% - 5% (0.12%)

Foreclosed assets	3,050	Discounted appraised value	Selling cost	10% (10%)
		Internal evaluations	Discount due to age of appraisal	0% - 5% (1.18%)

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

OVERVIEW

We were incorporated in 1991 as a credit union service organization and we invest in and originate mortgage loans made to evangelical churches, ministries, schools and colleges.  Our loan investments are generally secured by a first mortgage lien on properties owned and occupied by evangelical churches, schools, colleges and ministries.  We converted to a limited liability company form of organization on December 31, 2008.

The following discussion and analysis compares the results of operations for the three and nine month periods ended September 30, 2012 and September 30, 2011 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

	Three months ended September 30,		Comparison
	2012	2011	$ Difference	% Difference
Interest income:
Interest on loans	$2,480	$2,657	$(177)	(7%)
Interest on interest-bearing accounts	37	22	15	68%
Total interest income	2,517	2,679	(162)	(6%)
Interest expense:
Borrowings from financial institutions	676	1,150	(474)	(41%)
Notes payable	601	641	(40)	(6%)
Total interest expense*	1,277	1,791	(514)	(29%)
Net interest income	1,240	888	352	40%
Provision (credit) for loan losses*	87	822	(735)	(89%)
Net interest income after provision (credit) for loan losses	1,153	66	1,087	1647%
Non-interest income	30	28	2	7%
Non-interest expenses:
Salaries and benefits	509	399	110	28%
Marketing and promotion	43	37	6	16%
Office operations	333	341	(8)	(2%)
Legal and accounting	107	132	(25)	(19%)
Total non-interest expenses	992	909	83	9%
Income (loss) before provision for income taxes	191	(815)	1,006	123%
Provision for income taxes	4	3	1	33%
Net income (loss)	$187	$(818)	$1,005	123%

During the three months ended September 30, 2012, we reported net income of $187 thousand. Our continued profitability in the third quarter of 2012 is primarily attributable to reduced borrowing rates on our borrowings from financial institutions from a weighted average of 4.08% during the three months ended September 30, 2011 as compared to 2.53% for the three months ended September 30, 2012 and a reduction in our provisions for loan losses.  The reduction in financing costs for our primary credit facilities occurred after we completed a refinancing transaction with the NCUA in November 2011 that lowered the interest rates on $110 million of borrowings on our two credit facilities.  This refinancing transaction, as well as paydowns of $4.3 million on our borrowings since September 2011, decreased interest expense on borrowings from financial institutions by $474 thousand.  While we took $87 thousand of provisions for loan losses in the third quarter of 2012, this represented a $735 thousand decrease from provisions taken in September 2011 related to the declining value of collateral on our collateral dependent loans.  These positive contributions to net income were partially offset by a $177 thousand decrease in interest income we received on our mortgage loans, as well as a $110 thousand increase in salary and benefits expense.

The decrease in our total interest income as compared to the prior year is due entirely to the decrease in our loan portfolio.  Our average interest-earning loans decreased from $163.2 million during the third quarter of 2011 to $148.7 million during the third quarter of 2012, a decrease of $14.5 million.  Due to a higher average cash balance from prior year, we have received $15 thousand in additional interest income from our money market accounts held with other institutions as compared to the three month period ended September 30, 2011. However, as these accounts only produce an average yield of just over 1%, these gains were not sufficient to completely offset the decrease in interest income on loans.

Total interest expense decreased by $514 thousand from the third quarter of 2011 primarily because of the refinancing transaction we completed with the NCUA in late 2011.  This transaction lowered our average interest rates on borrowings from financial institutions to 2.53% from 4.08%.  This decrease is also related partially to a $40 thousand decrease in interest expense on notes payable, as our average notes payable balance has declined by $4.1 million from September 2011 to September 2012.

The lower interest rates on our borrowings and decrease in the aggregate principal balance due on our investor notes led to an increase in net interest income for the quarter ended September 30, 2012 of $352 thousand over the previous year’s third quarter.  Despite the decrease in interest income we received on our mortgage loan investments, the large decrease in interest expense on borrowings from financial institutions led to higher net interest income.

Net interest income after provision for loan losses increased by $1.1 million for the quarter ended September 30, 2012 over the three months ended September 30, 2011.  During the third quarter of 2012, we restructured the terms on several of our existing troubled debt restructures which led to new estimates of future cash flows and ultimately resulted in additional provisions for loan losses of $87 thousand.  In September of 2011, we recorded provisions for loan losses of $822 thousand as a result of additional impairment on our collateral dependent loans.  There was no such impairment in the current year.  The large provisions taken in the prior year combined with the higher net interest income in the current year led to the substantial increase in net interest income after provision for loan losses.

We also had other income of $30 thousand in the third quarter of 2012 primarily due to rental income on our REO property and servicing fee income we earned on two loans participations we sold but on which we retained servicing rights.  This is comparable to the $28 thousand we earned from rental income and servicing fee income during the same period in the prior year.

Our non-interest operating expenses for the three months ended September 30, 2012 increased by $83 thousand over the same period ended September 30, 2011, an increase of 9%.  This increase is due almost entirely to a 28% increase in salaries and benefits expense.  Since the end of September 2011, we have hired four additional employees to assist in the growth of our finance, lending and note sales departments, increasing our total employees from 16 to 20, an increase of 25%.  Our marketing expenses were similar to the prior year, which is expected as we did not engage in any significant marketing activities during the third quarter of 2012 while we awaited approval to sell our Class A Notes.  Despite opening a new office in Fresno for our wholly-owned subsidiary, MP Securities, in the current year, our office operations expenses decreased for the three month period ended September 30, 2012.  This is primarily related to a large decrease in expenses associated with the management of our loan portfolio.  These expenses have declined mainly due to the decrease in impaired loans from the prior year, from $26.7 million to $18.7 million. These loans often require additional appraisals, insurance and other fees that we pay on the borrower’s behalf.  We also incurred a $25 thousand decrease in legal and accounting expenses, as a significant portion of the legal expenses we incurred during the third quarter of 2012 were related to the preparation of our new Class A Notes prospectus and were capitalized as debt issuance costs.

Nine months ended September 30, 2012 vs. Nine months ended September 30, 2011

	Nine months ended September 30,		Comparison
	2012	2011	$ Difference	% Difference
Interest income:
Interest on loans	$7,493	$8,258	$(765)	(9%)
Interest on interest-bearing accounts	111	69	42	61%
Total interest income	7,604	8,327	(723)	(9%)
Interest expense:
Borrowings from financial institutions	2,050	3,601	(1,551)	(43%)
Notes payable	1,843	1,962	(119)	(6%)
Total interest expense	3,893	5,563	(1,670)	(30%)
Net interest income	3,711	2,764	947	34%
Provision (credit) for loan losses	(49)	1,305	(1,354)	(104%)
Net interest income after provision (credit) for loan losses	3,760	1,459	2,301	158%
Non-interest income	90	166	(76)	(46%)
Non-interest expenses:
Salaries and benefits	1,423	1,136	287	25%
Marketing and promotion	112	98	14	14%
Office operations	1,131	1,091	40	4%
Legal and accounting	536	557	(21)	(4%)
Total non-interest expenses	3,202	2,882	320	11%
Income (loss) before provision for income taxes	648	(1,257)	1,905	(152%)
Provision for income taxes	12	11	1	9%
Net income (loss)	$636	$(1,268)	$1,904	(150%)

During the nine months ended September 30, 2012, we reported net income of $636 thousand as compared to a net loss of $1.3 million for the nine months ended September 30, 2011. As noted above, our year to date profits in 2012 are primarily attributable to a net credit of $49 thousand to our provisions for loan losses as a result of the sale of two impaired loans and to reduced borrowing rates on our borrowings from financial institutions from a weighted average of 4.13% during the nine months ended September 30, 2011, to 2.53% for the nine months ended September 30, 2012.  This decrease occurred when we completed a refinancing transaction with the NCUA for our primary credit facilities in November 2011 that lowered the interest rates on $110 million of borrowings in our two credit facilities.  This refinancing transaction, as well as paydowns of $6.3 million since September 2011, decreased interest expense on borrowings from financial institutions by $1.6 million. For the nine month period ended September 30, 2012, we also reported a significant decrease in our provision for loan losses. In the second quarter 2012, we recorded a $265 thousand reversal of previously recorded provisions for loan losses when we sold two impaired loans at a price greater than our estimated fair value.  After recording $87 thousand of provisions in the third quarter, the total credit to loan losses for the nine months ended September 30, 2012 was $49 thousand.  Conversely, during the nine months ended September 30, 2011, we took $1.3 million of provisions related to increases in impairment on our non-performing loans and an increase in general reserves.  The decreases in interest expense and provisions over the prior year were partially offset by decreases in interest income we received on our mortgage loans as well as by an increase in salary and benefits expense.

Total interest income decreased by $723 thousand for the year to date ended September 30, 2012 as compared to the nine month period ended September 30, 2011.  The $17.5 million decrease on the year to date average balance of our loans receivable since September 2011 has been the primary driver of this decrease.  In addition, we have recognized $33 thousand less income from the amortization of deferred loan fees, as several participation sales in the first nine months of 2011 led to the immediate recognition of a portion of those loan fees.  We have not sold any loan participations during the first nine months of 2012.  The decrease in interest income related to the paydowns in our loan portfolio has been offset somewhat by an increase in income from interest-earning accounts we hold with other financial institutions as we have increased our average cash balance by $6.1 million over the prior year.

Total interest expense decreased by $1.7 million from the nine months ended September 30, 2012.  This decrease is related partially to a $119 thousand decrease in interest expense on notes payable, as our investor notes payable balance has declined by $4.3 million from September 2011 to September 2012.  The decrease in interest expense is primarily due, however, to savings of $1.6 million on borrowings from financial institutions related to the refinancing transaction we completed with the NCUA in late 2011.  This transaction has helped lead to an increase of $947 thousand in net interest income for the nine month period ended September 30, 2012 as compared to the previous year.

Provisions for loan losses decreased by $1.4 million from the prior year.  Approximately $265 thousand of this decrease was related to the sale of two impaired loans to a third party in May 2012.  These loans were collateral dependent and were sold at a price greater than our estimate of the collateral value, resulting in a reversal of a portion of the specific reserves previously recorded on these loans.  Despite taking some additional general reserves and specific reserves throughout the year, we have a net credit of $49 thousand in provision for loan losses at September 30, 2012.  Conversely, during the first nine months of 2011, we took additional specific reserves due to a decrease in collateral value on  several of our collateral dependent loans.  We also increased our general reserves during the first three quarters of 2011.  As collateral values have stabilized and performance of our loan portfolio has improved, it has not been necessary to record large provisions for loan losses throughout 2012.  With the improvement in underlying collateral values on our loan portfolio, the Company has reported net interest income after provisions for loan losses of $3.8 million for the nine month period ended September 30, 2012, as compared to $1.5 million for the nine month period ended September 30, 2011.

We have experienced a decrease in the amount of non-interest income we have received in the current year over the prior year.  We have recorded $90 thousand of other income during the first nine months of 2012 primarily due to rental income on our REO property and servicing fee income we earned on two loans participations we sold but on which we retained servicing rights.  This is an increase over the rental income and servicing income we received during the first nine months of 2011.  In the prior year, however, our non-interest income was bolstered by gains of $127 thousand related to loan participations sold in the first half of 2011.  There have been no loan participation sales during the first three quarters of 2012.

Our non-interest operating expenses for the nine months ended September 30, 2012 have increased primarily due to increased salary and benefits expense stemming from an increase in our staff.  Since the end of September 2011, we have hired four additional employees to assist in the growth of our finance, lending and note sales departments, increasing our total employees from 16 to 20, an increase of 25% in our personnel, which corresponds to the 25% increase in salaries and benefits expenses.  We also incurred $48 thousand in additional office operations expenses during the first three quarters of 2012 compared to 2011 due to an increase in human resources expenses related to additional employees, an increase in insurance costs, and expenses related to opening an office for MP Securities in May 2012.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)

	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$13,890	$37	1.04%	$7,258	$22	1.21%
Interest-earning loans [1]	148,712	2,480	6.64%	163,245	2,657	6.46%
Total interest-earning assets	162,602	2,517	6.16%	170,503	2,679	6.23%

Non-interest-earning assets	10,095	--	--	11,744	--	--
Total Assets	172,697	2,517	5.80%	182,247	2,679	5.83%

Liabilities:
Public offering notes – Class A	43,323	445	4.09%	45,942	469	4.05%
Public offering notes – Alpha Class	3,485	49	5.57%	4,990	72	5.75%
Special offering notes	9,001	104	4.59%	8,984	98	4.30%
International notes	228	2	4.11%	154	2	4.98%
Subordinated notes	6	*	5.45%	147	*	0.22%
Secured notes	55	*	2.49%	--	--	--
Borrowings from financial institutions	106,179	676	2.53%	111,923	1,150	4.08%

Total interest-bearing liabilities	$162,277	$1,277	3.13%	$172,140	$1,791	4.13%

Net interest income		$1,240			$888
Net interest margin [2]			3.03%			2.07%

[1] Loans are net of deferred fees but gross of the allowance for loan losses
[2] Net interest margin is equal to net interest income as a percentage of average total assets. * Represents amounts less than $0.5 thousand.

Average interest-earning assets decreased to $162.6 million during the three months ended September 30, 2012, from $170.5 million during the same period in 2011, a decrease of $7.9 million or 5%. The average yield on these assets decreased to 6.16% for the three months ended September 30, 2012 from 6.23% for the three months ended September 30, 2011. This average yield decrease is related to the higher average balance in interest-earning accounts with other financial institutions.  These assets earn only 1% and they comprise a larger portion of interest-earning assets compared to the prior year.  Interest earning accounts held with other financial institutions increased to $13.9 million at September 30, 2012 as compared to $7.3 million at September 30, 2011, an increase of 90%. The yield on interest-earning loans for the three months ended September 30, 2012 increased to 6.64% from 6.46%.  This is partially the result of an increase in the weighted average interest rate of the loan portfolio from 6.40% to 6.43%, as well as additional deferred loan fee amortization included in interest income in the third quarter of 2012 related to early paydowns of several loans.  The larger balance of interest earning accounts with other financial institutions relative to the rest of our assets was mitigated by the increase in loan yield and the decrease in non-interest-earning assets, but still resulted in a decrease in the average yield on total assets decreased to 5.80% from 5.83%.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $162.3 million during the three months ended September 30, 2012, from $172.9 million during the same period in 2011. The average rate paid on these liabilities decreased to 3.13% for the three months ended September 30, 2012, from 4.13% for the same period in 2011. This decrease is due primarily to the refinancing transaction completed with the NCUA in November 2011, which lowered the interest rates on our two credit facilities to 2.53% from 4.08%.

Net interest income for the three months ended September 30, 2012, was $1.2 million, which was an increase of $352 thousand, or 40%, for the same period in 2011.  Net interest margin increased 96 basis points to 3.03% for the quarter ended September 30, 2012, compared to 2.07% for the quarter ended September 30, 2011.

	Average Balances and Rates/Yields
	For the Nine months ended September 30,
	(Dollars in Thousands)

	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$14,008	$111	1.06%	$7,856	$69	1.17%
Interest-earning loans [1]	152,715	7,493	6.55%	170,219	8,258	6.47%
Total interest-earning assets	166,723	7,604	6.09%	178,075	8,327	6.24%

Non-interest-earning assets	9,892	--	--	11,197	--	--
Total Assets	176,615	7,604	5.73%	189,272	8,327	5.87%

Liabilities:
Public offering notes – Class A	45,826	1,391	4.05%	46,202	1,415	4.08%
Public offering notes – Alpha Class	3,882	164	5.63%	5,156	221	5.73%
Special offering notes	8,252	280	4.54%	9,461	288	3.92%
International notes	209	7	4.31%	174	6	4.53%
Subordinated notes	6	*	5.45%	675	32	6.37%
Secured notes	23	*	2.55%	--	--	--
Borrowings from financial institutions	108,162	2,050	2.53%	116,154	3,601	4.13%

Total interest-bearing liabilities	$166,360	$3,893	3.13%	$177,822	5,563	4.17%

Net interest income		$3,711			$2,764
Net interest margin [2]			2.97%			2.08%

[1] Loans are net of deferred fees but gross of the allowance for loan losses
[2] Net interest margin is equal to net interest income as a percentage of average total assets.
* Represents amounts less than $0.5 thousand.

Average interest-earning assets decreased to $166.7 million during the nine months ended September 30, 2012, from $178.1 million during the same period in 2011, a decrease of $11.4 million or 6%. The average yield on these assets decreased to 6.09% for the nine months ended September 30, 2012 from 6.24% for the nine months ended September 30, 2011. As described above, this average yield decrease is related to the higher average balance in interest-earning accounts we held with other financial institutions.  Interest earning accounts held with other financial institutions increased to $14.0 million at September 30, 2012 as compared to $7.9 million at September 30, 2011, an increase of 77%. In contrast, the yield on interest-earning loans for the nine months ended September 30, 2012 increased to 6.55% from 6.47%.  This is mainly the result of an increase in the weighted average interest rate of the loan portfolio.  Despite the increase in interest rates in the portfolio and the decrease in non-interest earning assets, the higher relative balance of interest earning accounts with other financial has caused the average yield on total assets to decrease from 5.87% to 5.73%.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $166.4 million during the nine months ended September 30, 2012, from $177.8 million during the same period in 2011. The average rate paid on these liabilities decreased to 3.13% for the nine months ended September 30, 2012, as compared to 4.17% for the same period in 2011. This decrease is due primarily to the refinancing transaction completed with the NCUA in November 2011, which lowered the interest rates on our two credit facilities to 2.53% from 4.13%.

Net interest income for the nine months ended September 30, 2012 was $3.7 million, which was an increase of $947 thousand, or 34%, for the same period in 2011.  Net interest margin increased 89 basis points to 2.97% for the first three quarters of 2012, compared to 2.08% for the first three quarters of 2011.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$18	$(4)	$14
Total loans	(251)	75	(176)
	(233)	71	(162)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(26)	3	(23)
Public offering notes – Alpha Class	(21)	(2)	(23)
Special offering notes	--	6	6
International notes	--	--	--
Subordinated notes	--	--	--
Secured notes	--	--	--
Other	(56)	(418)	(474)
	(103)	(411)	(514)
Change in net interest income	$(130)	$482	$352

Rate/Volume Analysis of Net Interest Income

	Nine months ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$50	$(8)	$42
Total loans	(865)	100	(765)
	(815)	92	(723)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(11)	(12)	(23)
Public offering notes – Alpha Class	(54)	(4)	(58)
Special offering notes	(39)	32	(7)
International notes	1	--	1
Subordinated notes	(28)	(4)	(32)
Secured notes	--	--	--
Other	(233)	(1,318)	(1,551)
	(364)	(1,306)	(1,670)
Change in net interest income	$(451)	$1,398	$947

Financial Condition

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

			Comparison
Assets:	2012 (Unaudited)	2011 (Audited)	$ Difference		% Difference
Cash	$11,711	$11,167		$544	5%
Loans receivable, net of allowance for loan losses of $3,895 and $4,127 as of September 30, 2012 and December 31, 2011, respectively	153,649	165,355		(11,706)	(7%)
Accrued interest receivable	633	725		(92)	(13%)
Property and equipment, net	241	303		(62)	(20%)
Debt issuance costs	79	104		(25)	(24%)
Foreclosed assets	3,050	1,374		1,676	122%
Other assets	332	253		79	31%
Total assets	$169,695	$179,281	$	(9,586)	(5%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$104,650	$110,280		$(5,630)	(5%)
Notes payable	54,680	59,030		(4,350)	(7%)
Accrued interest payable	22	15		7	47%
Other liabilities	487	478		9	2%
Total liabilities	159,839	169,803		(9,964)	(6%)
Members' Equity:
Series A preferred units	11,715	11,715		--	--
Class A common units1,509	1,509	1,509		--	--
Accumulated deficit	(3,368)	(3,746)		378	10%
Total members' equity	9,856	9,478		378	4%
Total liabilities and members' equity	$169,695	$179,281	$	(9,586)	(5%)

General.  Total assets decreased by $9.6 million, or 5%, between December 31, 2011 and September 30, 2012.  This decrease was due to the payoff and sale of several loans, as well as large principal paydowns made by borrowers on other loans we held.  A small portion of these proceeds were retained as cash, but most of these proceeds were used to pay down our borrowings from financial institutions and several of our Class A Notes that matured during the period between May 15, 2012 and through the quarter ended September 30, 2012, as we could not sell our Class A Notes during this period.  Our loans receivable, net of allowance for loan losses, decreased by $11.7 million, or 7%, over this period.  Approximately $4.3 million of this decrease was due to decreases in impaired loan balances.  Our borrowings from financial institutions decreased by $5.6 million, or 5%.

During the nine month period ended September 30, 2012, gross loans receivable decreased by $12.4 millon, or 7%.  This decrease is due to the net paydown of $7.8 million of loan principal on our mortgage loan investments, which is a result of $27.7 million of loan principal paydowns offset by $10.9 million of loan purchases and $9.0 million of loan originations.  The net paydown of loan principal is mainly a result of early pay-offs of existing loans and non-renewals of maturing loans.  In many cases, these non-renewals occur because a loan has fallen outside of our lending policy and cannot be refinanced by us.  Additionally, our loan balance has decreased as we have recorded $47 thousand in partial loan charge-offs, transferred $1.7 million to foreclosed assets, and sold two impaired loans for $2.4 million.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while two loans that represent less than 0.1% of our portfolio are unsecured.  Our performing loan portfolio yielded a weighted average interest rate of 6.43% at September 30, 2012, and atDecember 31, 2011.

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

Some non-accrual loans are considered collateral dependent.  These are defined as loans where there is a significant possibility that repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had eleven nonaccrual loans as of September 30, 2012, down from fifteen at December 31, 2011.  In June 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, we had never foreclosed on or taken a charge-off on a mortgage loan investment we acquired.  Since that time, we acquired two properties in February 2012 in partial satisfaction of one of our mortgage loan investments and we acquired one other property in September 2012 pursuant to a Deed in Lieu of Foreclosure Agreement we entered into with a borrower.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)

	September 30, 2012	December 31, 2011
Non-Performing Loans:1

Collateral Dependent:

Delinquencies over 90-Days	$2,611	$6,586
Troubled Debt Restructurings2	8,583	8,873

Total Collateral Dependent Loans	11,194	15,459

Non-Collateral Dependent:

Delinquencies over 90-Days	--	--
Other Impaired loans	--	--
Troubled Debt Restructurings	7,477	7,483

Total Non-Collateral Dependent Loans	7,477	7,483

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	18,671	22,942
Foreclosed Assets	3,050	1,374

Total Non-performing Assets	$21,721	$24,316

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

2 Includes $814 thousand and $6.2 million of restructured loans that were over 90 days delinquent as of September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012, we had ten restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  In addition, we had one non-restructured loan that was over 90 days past due.  We also had one restructured loan that has performed according to terms for twelve months and has been put on accrual status; however, it is still considered non-performing.  As discussed in Note 3 of the financial statements, in May 2012 we sold two non-performing loans to a third party for $2.4 million.  Both loans were considered collateral dependent.  In September 2012, we executed a Deed in Lieu of Foreclosure Agreement with a borrower related to the collateral underlying an impaired loan and transferred the loan balance of $959 thousand into foreclosed assets. As of September 30, 2012, we had four foreclosed properties valued at $3.1 million.

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

We also examine our entire loan portfolio regularly to identify individual loans which we believe have a greater risk of loss than is addressed by the general reserves.   These are identified by examining delinquency reports, both current and historic, monitoring collateral value, and performing a periodic review of borrower financial statements.  For loans that are collateral dependent, management first determines the value at risk on the investment, defined as the unpaid principal balance, net of discounts, less the collateral value net of estimated costs associated with selling a foreclosed property.  This entire value at risk is reserved.  For impaired loans that are not collateral dependent, management will record an impairment based on the present value of expected future cash flows.  Loans that carry a specific reserve are formally reviewed quarterly, although reserves will be adjusted more frequently if additional information regarding the loan’s status or its underlying collateral is received.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At September 30, 2012 and December 31, 2011, the allowance for loan losses was $4.0 million and $4.1 million, respectively.  This represented 2.5% of our gross loans receivable at both of those respective dates.

	Allowance for Loan Losses
	as of and for the
	Nine months ended		Year Ended
	September 30,		December 31,
	2012	2011	2011
Balances:	($ in thousands)
Average total loans
outstanding during period	$164,696	$183,924	$181,855
Total loans outstanding
at end of the period	$158,536	$175,819	$170,920
Allowance for loan losses:
Balance at the beginning of period	$4,127	$3,997	$3,997
Provision charged to expense	(49)	1,305	1,487
Charge-offs
Wholly-Owned First	35	--	--
Wholly-Owned Junior	--	--	--
Participation First	12	1,279	1,279
Participation Junior	--	--	--
Total	47	1,279	1,279
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs
(recoveries)	47	1,279	1,279
Accretion of allowance related to restructured loans	46	67	78

Balance	$3,985	$3,956	$4,127

Ratios:
Net loan charge-offs to average total loans	0.03%	0.70%	0.70%
Provision for loan losses to average total loans1	(0.03%)	0.71%	0.82%
Allowance for loan losses to total loans at the end of the period	2.51%	2.25%	2.41%
Allowance for loan losses to non-performing loans	21.34%	14.81%	18.00%
Net loan charge-offs to allowance for
loan losses at the end of the period	1.18%	32.33%	30.99%
Net loan charge-offs to Provision for loan losses1	(95.92%)	98.01%	86.01%

1 Provisions for loan losses were negative during the nine months ended September 30, 2012 due to a $265 thousand reversal of specific reserves related to the sale of two non-performing loans.

Borrowings from Financial Institutions.  At September 30, 2012, we had $104.7 million in borrowings from financial institutions.  This is a decrease of $5.6 million from December 31, 2011.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension, as well as $3.2 million of additional paydowns made to ensure compliance with the minimum collateralization ratio on these borrowings.

Notes Payable.  Our investor notes payable consist of debt securities sold under several registered national offerings as well as notes sold in private placements.  These investor notes had a balance of $54.7 million at September 30, 2012, which was a decrease of $4.4 million.  Due to the temporary discontinuation of the sale of our Class A Notes on May 15, 2012 and deregistration of the securities remaining unsold under the Company’s Registration Statement which was declared effective on June 3, 2010, we were not able to sell our Class A Notes during the third quarter of 2012.  On October 11, 2012, our new Registration Statement to register $75 million of our Class A Notes was declared effective, which has allowed us to resume the sale of our Class A Notes.

Members’ Equity.  Total members’ equity was $9.9 million at September 30, 2012, which represents an increase of $378 thousand from $9.5 million at December 31, 2011.  Our $636 thousand in net income during the first nine months of the year is offset partially by $258 thousand of expenses related to our Series A Preferred Units, which require quarterly dividend payments.  We did not repurchase or sell any ownership units during the nine months ended September 30, 2012.

Liquidity and Capital Resources

September 30, 2012 vs. September 30, 2011

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and investor notes. Management believes that the Company maintains adequate sources of liquidity to meet its liquidity needs.

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We have increased our marketing efforts related to the sale of privately placed special offering notes and our 2012 Secured Investment Certificates pursuant to a Rule 506 offering and we believe that the sale of these notes will enable the Company to meet its liquidity needs for the near future.  The Company has filed a new Registration Statement with the SEC to register $75 million of its Class A Notes.  This Registration Statement was deemed effective as of October 11, 2012 and the Company has resumed the sale of its Class A Notes through the assistance of its wholly-owned subsidiary, MP Securities.  By offering the Class A Notes and privately placed Secured Investment Certificates under the Company’s Rule 506 offering, the Company expects to increase its investment in mortgage loans and thereby generate increased interest income.  However, we also plan on selling participations in a portion of those mortgage loan investments.  The cash gained from these sales will be used to originate additional loan investments or to fund operating activities.

We have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the nine months ended September 30, 2012, our investors renewed their debt securities investments at a 43% rate.  This rate was 80% during the first quarter of 2012 and has decreased primarily because the Company temporarily suspended the sale of its Class A Notes on May 15, 2012 and was unable to renew maturing notes.  During the nine months ended September 30, 2011, 78% of our investors renewed their investments or reinvested in new debt securities offered by us.

The net increase in cash during the nine months ended September 30, 2012 was $544 thousand, as compared to a net decrease of $924 thousand for the nine months ended September 30, 2011, an increase of $1.5 million. Net cash provided by operating activities totaled $678 thousand for the nine months ended September 30, 2012, as compared to net cash used by operating activities of $203 thousand for the same period in 2011. This increase in net cash provided by operating activities is attributable primarily to the increase in net income over the same period in 2011.

Net cash provided by investing activities totaled $10.2 million during the nine months ended September 30, 2012, as compared to $13.6 million provided during the nine months ended September 30, 2011, a decrease in cash of $3.4 million. This decrease is primarily related to the sale of $5.4 million of loan participations during the nine months ended September 30, 2011.  Two loans were sold for $2.4 million during the nine months ended September 30, 2012, a difference in loan sales of $3.0 million.  While we have received $15.2 million in additional principal payments from the prior year, we have used those payments to purchase or originate $15.6 million more loans than during the first nine months of 2011.

Net cash used by financing activities totaled $10.3 million for the nine month period ended September 30, 2012, a decrease in cash used of $4.0 million from $14.3 million used in financing activities during the nine months ended September 30, 2011. This difference is primarily attributable to the decrease in the amount of paydowns on our borrowings from financial institutions.

At September 30, 2012, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $11.7 million, an increase of $544 thousand  from $11.2 million, at December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2012.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (ii) Consolidated Balance Sheets as of September 30, 2012 and  December 31, 2011; (iii) Consolidated  Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements.

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

Dated:           November 14, 2012

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Susan B. Reilly
Susan B. Reilly,
Chief Financial Officer