Form 10-K
period 2012-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2013-03-29
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K (Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________________to

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐.  The Issuer has filed all Securities Exchange Act reports for the preceding twelve months.

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

As of December 31, 2008 (the last date any sale or exchange was made of our Class A common units), the aggregate market value of the registrant’s Class A common units held by non-affiliates was $1,809,572.   The registrant has sold no Class A common units within the past sixty days and there is no public market value for the registrant’s Class A common units.  The number of Class A common units outstanding, as of March 29, 2013, was 146,522.

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

PART I

Item 1.     BUSINESS

Our Company

We are a privately owned California limited liability company with 12 equity owners, 11 of whom are federal or state chartered credit unions and one of whom is the Asset Management Assistance Center of the National Credit Union Administration (“we”, “us”, “our” or the “Company”). We exist to help make evangelical ministries more effective by providing ministries with Biblically-based, value-driven financial services and by providing funding services to the credit unions who serve those ministries. We do this by investing in mortgage loans made to churches and ministries. These loans are typically originated by credit unions and secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church-related organizations such as Christian schools and ministries.  Most of the mortgage loans in our loan portfolio have been purchased from our largest equity investor, the Evangelical Christian Credit Union of Brea, California (“ECCU”), and ECCU acts as our primary servicer for a significant portion of those loans.

In recent years, we have developed the capability to originate and service loans ourselves and an increasing proportion of our portfolio is now originated and serviced by us.  As of December 31, 2012, we owned a total of 123 mortgage loans, with an outstanding principal balance of $157.4 million.  As of the date of this Report, we service 60 of these mortgage loan interests.  The average loan balance for our mortgage loan investments is $1.3 million and our loans have a weighted average life to maturity period of 3.5 years at December 31, 2012.  Substantially all of our business operations currently are conducted in California and our mortgage loan investments are primarily concentrated in California.

We were incorporated under California law on October 22, 1991 under the name Ministry Partners Investment Corporation and established as a credit union service organization, or ("CUSO"), by ECCU for the purpose of providing mortgage loans to evangelical churches and ministry organizations. Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company. This conversion was a statutory conversion authorized under Section 1150 of the California Beverly Killea Limited Liability Company Act. Upon the conversion, we became, by operation of law, a California limited liability company. As a result of the conversion, our name changed to "Ministry Partners Investment Company, LLC.” Since the conversion became effective, we have been managed by a group of managers that carry out their duties similar to the role and function that the board of directors performed under our previous bylaws.  Operating like a board of directors, the managers have full, exclusive and complete discretion, power and authority to oversee the management of our affairs.

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

In 2007, we created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by us for subsequent securitization.  The funds for these acquisitions came primarily from a $150 million line of credit provided by Fairway Finance Company, LLC as lender and BMO Capital Market Corp., as agent (the “BMO Facility”). Because of the collapse of the mortgage-backed securities market and severe credit crisis that adversely impacted global financial markets in the latter part of 2008, we did not securitize any of the mortgage loans that MPF purchased.  MPF’s loan purchasing activity continued through early 2009, after which its operations ceased and its assets, including loans, were transferred to us.  All liabilities of MPF have been paid off.  We closed down the active operations of MPF effective December 31, 2009 but we have maintained MPF’s existence as a Delaware limited liability company for possible future use as a financing vehicle to effect debt financing transactions.

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

On April 26, 2010, we formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  On July 6, 2010, MP Securities became a registered broker-dealer firm under Section 15 of the Securities Exchange Act of 1934.  Effective as of March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. In May 2012, MP Securities began selling Secured Investment Certificates issued by the Company pursuant to an offering to qualified investors that meet the requirements of Rule 506 of Regulation D, promulgated by the U.S. Securities and Exchange Commission (“SEC”).  On September 24, 2012, MP Securities received a no objections letter from FINRA, thereby authorizing MP Securities to act as a selling agent for the Company’s Class A Notes offering under a registration statement declared effective by the SEC on October 11, 2012.  In November 2012, MP Securities also began selling investments in mutual funds. In addition to serving as a selling agent for the Company’s Class A Notes and other debt securities, MP Securities will distribute debt securities issued by religious organizations and business members of credit unions the Company serves and will act as a selling agent in placing mortgage backed business loans made by credit unions to institutional investors.

We are a California limited liability company and our principal executive offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720 and our website address is www.ministrypartners.org.

Our Business

We are a non-bank financial services company that conducts business on a national scope.  We were organized for the specific purpose of assisting evangelical Christian churches and organizations by providing financing for the acquisition, development and/or renovation of churches or church-related properties, and to provide Christian investors the opportunity to participate in funding those projects.

The religious loan market segment has grown dramatically over the years since our inception and both the size of the loans and the number of qualified borrowers in this sector has steadily increased. Prior to the 2008 global financial crisis that adversely affected real estate values in certain regions of the United States, the size of the church and ministry mortgage financing market in the United States was estimated to range between $20 billion and $40 billion annually.  While post-crisis estimates of the size of this market have been difficult to obtain, we believe that the demand for ministry loans will continue to exceed available lending and financing sources for this sector. We base our belief on our past experience with making loans to this market segment and on information we have obtained through contact with sources in the industry.  We believe that the availability of lenders serving this market has been somewhat unpredictable as larger financial institutions expand, contract or vacate this niche market during periods of expansion or contraction.  As a financial services company that has specialized in assisting these organizations since we commenced operations in 1991, we believe that the lack of predictable financing sources for evangelical Christian churches and organizations presents us with a significant opportunity.  In addition, we believe that lenders that are active in the market for church loans appear to have tightened their credit standards.  As the economic climate in the U.S. improves and real estate values in markets that have been adversely impacted by global economic conditions continue to improve, we believe that the secondary market for church and ministry loans presents a business opportunity that we intend to pursue.

Because the financial base and resources of church and ministry organizations have grown larger and these organizations increasingly employ more sophisticated accounting and budgetary practices, more financial institutions that do not normally originate religious loans are now willing to participate in or purchase loans in this market segment. As a result, a limited but robust secondary market for these loans has developed among financial institutions, especially credit unions, and we are an active participant in that market.

Our general practice in recent years has been to fund loan acquisitions with borrowings under our credit facilities. We then repay borrowings on our credit facilities with proceeds from the sale of investor notes, mortgage loan prepayments and repayments, and from our operating income. Our ability to access capital to repay borrowings under our credit facilities is subject to variability based upon a number of factors, including volatility in the capital markets, the relative interest rates that we are prepared to pay for our investor debt obligations, the ability of our borrowers to access capital to repay or prepay their obligations to us, and our ability to sell our mortgage loan assets. Any occurrence that disrupts our ability to access capital from these sources may have a material adverse effect on our ability to grow our business, meet our commitments, and make distributions or payments to our equity owners and debt securities investors.

Although in recent years we have primarily relied on credit facilities made available by institutional lenders to fund our mortgage loan investments, we are pursuing a strategy over the next few years that we believe will enable us to transition to a more diverse mix of financing sources.  Our strategy includes the sale of debt securities to institutional and high net-worth investors collateralized by specific mortgage loans, expanded efforts to generate capital through the sale of loan participation interests to other financial institutions and expanding the sale of our debt securities through the efforts of our recently activated, wholly-owned broker-dealer firm, MP Securities.

Our revenue is generated primarily from:

•	interest income earned on our mortgage loan investments;

•	fee income generated from originating and servicing mortgage loans;

•	gains realized on the sale of loans and loan participation interests to financial institutions; and

•	fee income generated from the sale of securities and investment products by our wholly-owned broker-dealer firm.

In 2012, the United States economy continued to show signs of a limited recovery from the deep recession that commenced in 2008 with the collapse of the country’s financial markets.  In particular, churches and ministries, including our borrowers, were impacted by the sharp rise in unemployment that followed the financial collapse in 2008, and by a U.S. economy that has been characterized by uncertainty in business and consumer confidence and substantial declines in property values in many of the markets we serve.  As national employment statistics slowly improved, churches and ministries began reporting more stable revenues and improvements in their financial positions during 2012.  Our mortgage loan portfolio also reflected this trend in 2012 as we saw continued improvement in the quality of our loan portfolio, a decrease in the number of loans being characterized as non-performing and improvements in the delinquency rates of our borrowers.

During 2012, we successfully (i) increased our net interest income by 25% and improved our net interest margin from 2.10% to 2.82%; (ii) sold two impaired loans for a price above their carrying value, thereby allowing us both to avoid additional foreclosure expenses and reduce our provisions for loan losses from $1.49 million at December 31, 2011 to a credit of $9 thousand at December 31, 2012; (iii) obtained regulatory approval from the SEC and FINRA for our wholly-owned broker-dealer firm, MP Securities, to begin distributing our Class A Notes offering; (iv) decreased our loan delinquency rates from 7.5% to 2.2% through the implementation of enhanced collections, appraisal and loan risk rating policies and the continued expansion of a credit management team that is focused on resolving delinquent and defaulted loans through a combination of workouts, restructurings and, where inevitable, foreclosure actions; and (v) continued the process of implementing a strategy designed to diversify our revenue sources through the hiring of skilled staff that will allow us to pursue expansion of the services and investment products that MP Securities will be able to offer.  Our net income of $417 thousand for the year is the result of the successful implementation of a number of initiatives we implemented in late 2011 and continued to focus on throughout 2012.  We believe we can continue this trend as we undertake efforts to grow our balance sheet in order to take further advantage of our improved net interest margin and pursue new non-interest related sources of revenue.

Lending Activities

Loan Origination, Acquisition and Underwriting

We have expanded our in-house staff, improved our operational systems and underwriting resources which has enabled us to expand our ability to originate, underwrite and service our mortgage loan investments.  From time to time, we also purchase mortgage loans and loan participation interests from other financial institutions, including ECCU.  When we acquire a mortgage loan or loan participation interest, we apply our internally developed underwriting criteria and loan acquisition policies and review the underwriting procedures carried out by the financial institution that is selling the loan or participation interest.  When we originate a loan, we rely entirely on our own underwriting capabilities and standards.  Typically, we receive an origination fee and loan processing fee at the inception of each loan.  In 2012, we purchased $3.3 million in mortgage loans from ECCU as well as $9.1 million in mortgage loans and mortgage loan participations from other financial institutions.  We did not purchase any loans from ECCU during the year ended December 31, 2011, although we purchased $2.0 million in mortgage loans from other financial institutions.  As a result of our increased focus on originating our own loans, we originated $9.7 million and $4.7 million in loans during the years ended December 31, 2012, and 2011, respectively.

Servicing

ECCU has been making mortgage loans for ministry related projects for over 40 years and has originated and currently provides loan servicing arrangements for more than $1.5 billion in mortgages held by investors.  Based upon ECCU’s successful record in underwriting profitable and performing mortgage loans, we have entered into a servicing agreement with ECCU for certain of our mortgage loan investments.  As of December 31, 2012, ECCU was servicing 59 loans for us, totaling approximately $76.1 million in loan principal outstanding.  We also own approximately $4.1 million in mortgage loan investments which are being serviced by America’s Christian Credit Union, a Glendora, California based credit union.

In 2010, we implemented a new core processing system.  This system, as well as an increase in support staff, has allowed us to take on the servicing of loans previously serviced by ECCU or originated by us.  As of December 31, 2012, we were servicing 60 loans, totaling approximately $77.2 million in loan principal outstanding.  During 2013, we estimate that we will refinance around $24.3 million of maturing loans in our loan portfolio for which we will assume the servicing role, thus realizing significant cost savings. Even accounting for the cost of adding new staff and systems to increase our loan servicing capacity, we expect to achieve significant decreases in costs by servicing our loan portfolio over the next several years.  Our newly developed servicing capability also represents the operational foundation of our loan participation strategy, which will enable us to produce recurring servicing revenue from loan participations sold. The conversion of our technology platform enables us to process, record, transmit and account for all financial and operational data for the benefit of other credit unions, finance lenders, churches, financial institutions and investors. With these additional capabilities, we believe we will be able to expand our loan servicing capabilities.

Types of Loans

We invest primarily in mortgage loans secured by liens on churches, church-related and/or ministry related properties.  Generally, our loans are secured by first mortgage liens, but we may invest in loans secured by second liens or which are guaranteed junior secured obligations, or in unsecured loans, if such loans meet our loan criteria.

Permanent Loans

We acquire or originate mortgage loans that may have an adjustable interest rate or fixed rate.  The term for a mortgage loan may not exceed 30 years and the maximum loan to value ratio may not exceed 90% without approval from our Board of Managers.  Historically, our standard loan investments have been limited to five year maturities.  Recently, however, we have begun making offers of ten year maturities on newly originated loans.

Construction Loans

Construction loans may be made to finance the construction or restoration of facilities for schools, worship facilities or ministry related purposes.  These loans normally will have a final maturity that will not exceed five years, with a construction draw period that will not exceed 12 months.  In most instances, construction loans are interest-only on the outstanding balance drawn for construction.  Under our Church and Ministry Loan Policy, the maximum loan to value ratio for a construction loan is 90%.  As of December 31, 2012, we had $65.2 thousand of construction loans outstanding as well as $349.8 thousand in unfunded construction loan commitments.

Participation Interests

From time to time, we also invest in participation interests in secured mortgage loans, whereby we own a participation interest in a mortgage with a credit union or other lender.  By investing in a participation interest, we can participate in a larger loan investment and diversify our mortgage loans investment portfolio while minimizing our exposure to the aggregate amount of the loan.  When we invest in a “participation interest”, we purchase an undivided interest in a loan that has been originated by a credit union or other financial institution and we share principal and interest payments received from the borrower in an agreed upon manner.  When we purchase a participation interest, the purchase transaction is governed by a participation agreement entered into by the originator and the participant containing guidelines as to ownership, control and servicing rights.  In most instances, the originator retains all rights with respect to enforcement, collection and administration of the loan.  When we enter into a loan participation agreement to purchase a loan participation interest from a financial institution, we may have more limited access to the borrower and the lead lender is generally entitled to exercise discretionary power in administering performing loans and undertaking collection efforts in connection with any of its non-performing loans.  As of December 31, 2012, approximately $47.6 million, or 30% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions, including ECCU.

Line of Credit

We may make line of credit arrangements available to borrowers to meet their temporary working capital needs.  The term of such arrangements typically will not exceed one year and will provide for minimum interest payments during the term of the loan.  For loans made to members of credit unions that are secured by real property, accounts receivable, and/or inventory, the maximum loan to value ratio is 90% based upon the current value of the collateral.  As of December 31, 2012, we had $75.0 thousand in unfunded line of credit commitments.

Letters of Credit

Under our Church and Ministry Loan Policy, we are authorized to issue letters of credit granting the person named in the letter the right to demand payment from us for up to a specified amount provided the conditions set out in the letter are met.  We require that a letter of credit be fully secured by funds on deposit or restricted funds on a line of credit with a draw period on the line of credit that meets or exceeds the draw period on the letter of credit.  As of December 31, 2012, we had $1.9 million in outstanding letter of credit commitments.

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

•	Subject to the foregoing discussion, the following tables demonstrate and confirm our compliance with these loan limit policies:

AGGREGATE CONCENTRATION LIMITS (dollars in thousands)
	Policy Limit	Year Ended December 31, 2012			Year Ended December 31, 2011

	% of Tangible Net Worth (TNW)	Number of Loans	Unpaid Balance	% of TNW	Number of Loans	Unpaid Balance	% of TNW
Construction Loans	200%	1	$65	0.7%	--	$--	--
Junior Liens	200%	9	10,210	106.9%	13	17,665	186.4%
Unsecured Loans	100%	1	72	0.8%	1	465	4.9%

SINGLE BORROWER CONCENTRATION LIMITS (dollars in thousands)
	Policy Limit	Year Ended December 31, 2012			Year Ended December 31, 2011

	% of Tangible Net Worth (TNW)	Number of Loans Over Limit	Aggregate Unpaid Balance	% of Portfolio	Number of Loans Over Limit	Aggregate Unpaid Balance	% of Portfolio
Unsecured Loans To One Borrower	10%	--	$72	0.1%	--	465	0.3%
Loans to One Borrower	25%	29	70,786	44.8%	38	87,320	51.1%

LARGEST SINGLE BORROWER EXPOSURES (dollars in thousands)
	Policy Limit	Year Ended December 31, 2012		Year Ended December 31, 2011

	% of Tangible Net Worth (TNW)	Aggregate Unpaid Balance	% of TNW	Aggregate Unpaid Balance	% of TNW
Largest Real Estate Secured Loan	25%	$4,564	47.8%	$4,652	49.1%
Largest Unsecured Loan	10%	72	0.8%	465	4.9%
Largest Single Borrower	25%	4,564	47.8%	4,652	49.1%

As of December 31, 2012 and 2011, respectively, we were in compliance with our policy on aggregate concentration limits for construction loans, junior liens and unsecured loans, as well as our policy limit for unsecured loans to one borrower. Our portfolio included 29 loans at December 31, 2012 and 38 loans at December 31, 2011 that exceeded our policy limits for loans made to one borrower.  All of the aforementioned loans exceeding policy limits were originated or purchased in compliance with our policy, which allows our managers or the Company’s Loan Investment Committee to approve certain exceptions.

Of the 29 loans that were out of compliance at December 31, 2012, seven were approved as exceptions by our Board of Managers or our Loan Investment Committee, one loan was purchased before the current policy was adopted, and one loan was purchased by MPF under a different policy that existed for MPF at the time and was subsequently transferred to us as part of the liquidation of one of our credit facilities.  The remaining 20 loans migrated out of compliance solely due to a decline in our tangible net worth in recent years, which was mainly the result of increased provisions for loan losses.  Although the risk presented by these 20 loans will be mitigated by increasing our tangible net worth through generating consistent net profits for our equity owners, our lending team intends to focus on originating smaller loans in 2013.  We also continue to explore the use of loan participation sales to reduce the risk of originating relatively large loans.

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

Our cash and loan investments for the years ended December 31, 2012 and 2011 are set forth below:

	Year Ended December 31, (dollars in thousands)
	2012	2011
Assets
Cash	$10,068	$11,167

Loans, net of allowance for loan losses of $4,005 and $4,127 in 2012 and 2011, respectively	152,428	165,355

Accrued interest receivable	672	725

Set forth below are the amounts we invested in each loan category for the years ended December 31, 2012 and 2011, respectively:

	Year Ended December 31, (dollars in thousands)
	2012		2011
Loan Category	Amount	Percent of Portfolio	Amount	Percent of Portfolio
Loans to evangelical churches and related organizations (Real estate secured)	$157,259	99.9%	$170,455	99.7%
Construction Loans	65	0.0%	--	--
Unsecured	72	0.1%	465	0.3%
Total	$157,396	100.0%	$170,920	100.0%

At December 31, 2012, we had no loans that are considered individually material (10% of net assets or greater) to our financial operations.

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

Please see the discussion under Item 7. “Management Discussion and Analysis of Financial Condition −  Results of Operations” for information regarding our historical interest costs, interest income and yields realized on our mortgage loan investments for the years ended December 31, 2012 and 2011.

Loan Maturities

The following table sets forth the future maturities of our mortgage loan portfolio at December 31, 2012:

	Dollar Amount of Mortgage Loans Maturing During Year (in thousands):
	2013	2014	2015	2016	2017	After 2017	Total
Mortgage Loan Portfolio at:
December 31, 2012	$70,135	$14,495	$17,333	$15,074	$13,146	$27,213	$157,396

Included in the table above are 22 adjustable rate loans.  Two loans for a total investment of $3.1 million are due in 2014.  The remaining 20 loans, totaling approximately $19.6 million, are due in 2021 or later.

Diversification of Our Mortgage Loan Portfolio

The following table sets forth, as of December 31, 2012 and 2011, each state in which: (i) the unpaid balance of our mortgage loans was 10% or more of the total unpaid balance of our loan portfolio; and (ii) the number of our loans was 10% or more of our total loans:

	California (dollars in thousands)
	2012	2011

Unpaid Balance of Loans	$51,395	$52,232
%	32.65%	31.14%

Number of Loans	42	41
%	34.15%	32.03%

	Texas (dollars in thousands)
	2012	2011

Unpaid Balance of Loans	$19,575	$24,421
%	12.44%	14.29%

Number of Loans	12	14
%	9.76%	10.94%

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

During 2011, we entered into loan participation agreements to sell $5.4 million of loan participations to several credit unions.  In each of these agreements, CU Business Group, a credit union service organization located in Portland, Oregon, agreed to perform certain servicing duties for the participants, including accounting, reporting, and processing participation payments.  We did not sell any loan participations during the year ended December 31, 2012.

Performance and Monitoring of our Loan Portfolio

As of December 31, 2012, 59 of our 123 mortgage loan investments are serviced by ECCU and subject to ECCU’s collection policies.  Under the terms of our servicing agreement with ECCU, we monitor each mortgage loan or participation interest we acquire to ensure full payments are received as scheduled.  We also receive monthly reports from ECCU regarding our mortgage loan investments, including delinquent loan status reports.  For the loans that we service, we monitor payment receipts and delinquency.  We produce status reports on these loans similar to those which we receive from ECCU.  These status reports are included in monthly and quarterly reports management prepares for our managers.

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

We "charge off" or "write off" a loan against our allowance or reserve for loan losses when we believe the uncollectability of the loan balance is confirmed. In most cases, this directly correlates to the completion of foreclosure proceedings on the collateral.  Prior to June 2011, we had never had a charge-off on one of our mortgage loan investments.  We recorded the first loan charge-off in June 2011.  We recorded an additional charge-off in February 2012 relating to the completion of foreclosure proceedings on a loan investment in which we owned a participation interest.  We also recorded a charge-off in 2012 related to the sale of two impaired loans that were the subject of foreclosure proceedings.  In each of these instances, we incurred charge-offs immediately prior to the completion of foreclosure proceedings or sale of the impaired loans.

Delinquent Loans

Due to adverse economic conditions in the U.S., many churches have been materially impacted by high unemployment rates, foreclosures on homes owned by their members, collapsing real estate values and diminished net worth of their congregations and members.  Contributions to churches and ministries are especially sensitive to these economic trends facing the U.S. In 2009 and 2010, we experienced fluctuating but generally increasing rates in delinquencies on our mortgage loan investments. During 2011, delinquency rates decreased slightly, settling on 7.46% at December 31, 2011.  Delinquencies increased slightly to a yearly high of 8.74% at March 31, 2012, but then decreased over the next few months to 2.11%.  Delinquency rates remained under 3% for the fourth quarter of 2012.

We report a mortgage loan as delinquent if it is 90 days or more in arrears. At December 31, 2012, 2.18% of our portfolio qualified as delinquent.  We have adopted a proactive approach in responding to delinquencies in our loan portfolio. We or our primary servicing agent, ECCU, make direct contact with the borrower within ten (10) days of an initial late payment. If the situation progresses to 30 days or more, we follow up with an onsite visit to discuss the borrower’s circumstances and how the borrower can bring the loan current.

In the event that an acceptable workout of a delinquent mortgage cannot be reached, we, or ECCU for any loans it services for us, will generally proceed with a foreclosure proceeding on any collateral securing the loan.  As of December 31, 2012, ECCU has initiated a foreclosure action on one mortgage loan in which we hold a participation interest, representing $2.6 million in outstanding indebtedness.  In addition, we have initiated a foreclosure action on one mortgage loan in which we hold a 100% interest and which has an outstanding loan balance of $813.9 thousand at December 31, 2012.  Since inception, we have had three mortgage loan investment losses that resulted in charge-offs, two of which occurred during the year ended December 31, 2012.  As of the date of this Report, we have five real estate owned properties with a net value of $4.4 million, which includes a valuation allowance of $136 thousand on one of the properties.

Non-performing Loans

The table below sets forth the amounts and categories of non-performing assets in our portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan or the borrower’s financial condition warrant placing the loan on non-accrual status.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Troubled debt restructuring arrangements (or “TDRs”) are loans which include renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications may include a lower interest rate, an extension of the maturity date or reduction in accrued interest.  All TDRs (restructured loans) are initially placed on non-accrual status regardless of whether the loan was performing at the time it was restructured. During the past two years, there have been no material changes in our practices or policies governing how we handle a non-performing loan.

The following is a summary of our non-performing mortgage loans at December 31, 2012, and 2011, respectively (dollars in thousands):

	2012		2011

Non-accrual loans	$18,338	(1)	$22,942	(2)
Loans 90 days or more past due and still accruing	--		--
Restructured loans on accrual status	221		--
Total non-performing loans	$18,559		$22,942

Non-performing loans as a percentage of total loans	11.8%		13.4%

(1) Includes $15.7 million of restructured loans on non-accrual status. (2) Includes $16.4 million of restructured loans on non-accrual status.

For the year ended December 31, 2012 and the year ended December 31, 2011, $915 thousand and $721 thousand, respectively, of gross interest income would have been recorded had the non-accrual loans been current in accordance with their original terms.  Interest in the amount of $66.5 thousand and $94.6 thousand, respectively, was included in income for the years ended December 31, 2012 and 2011 on such loans through the accretion of loan discount related to the net present value of cash flows.  We monitor our non-performing loans on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral for collateral-dependent loans, or the present value of projected future cash flows.

As of December 31, 2012, two of our non-performing loans were the subject of foreclosure proceedings.  We have set aside a reserve of $276 thousand for these two loans.  We are actively working with ECCU and the borrower in each of these foreclosure actions in an effort to minimize any losses on these loans.  Since inception, we have had only two foreclosure sales or judicial sales ordered on loans we have acquired or originated.  In addition, we have acquired two additional properties pursuant to deed in lieu of foreclosure agreements we entered into with the borrowers.  As of the date of this Report, our interest in real estate owned properties acquired in foreclosure proceedings is carried at a value of $2.9 million at December 31, 2012.

On March 15, 2013, we acquired another property as the result of a Deed in Lien of Foreclosure Agreement.  This property is carried at a value of $1.5 million.  For further information on this transaction, see Note 16. Subsequent Event.

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

The following table shows the number and balance of restructured loans in our mortgage loan portfolio, as well as the percentage of our total portfolio those loans represented and the amount of allowance for loan losses associated with restructured loans at December 31, (dollars in thousands):

	2012	2011

Number of restructured loans	11	11
Balance of restructured loans	$15,948	$16,356
Percentage of loan portfolio	10.13%	9.57%
Allowance for loan losses associated with restructured loans	$2,987	$1,700
Discounts associated with restructured loans	$580	$767

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

The allowance for loan loss is monitored by our senior management on an ongoing basis. We examine the performance characteristics of our portfolio loans, including charge-offs, delinquency ratios, loan restructurings and modifications and other significant factors that, in management’s judgment, may affect our ability to collect loans in the portfolio as of the evaluation date.  Our senior executive team monitors these factors on a regular basis and reviews are conducted quarterly with our managers.  As part of this review process, in March 2012 management refined the analysis of general reserves by segregating our loan portfolio into pools based on the risk rating of the loan and the position of the underlying collateral.  Risk ratings are determined by grading a borrower on certain metrics, which include financial performance, strength of management, credit history, and condition of the local economy.  These ratings are updated on an annual basis, or more frequently as necessary.  By segregating the portfolio in this manner, our senior management team is better able to assess the potential effects of various risk factors depending on the quality of the loans in a particular pool. The potential impact of factors such as the risk of charge-offs, impairment, delinquency, restructuring, decreases in borrower financial condition, and continued low commercial real estate values throughout the country fluctuates depending on the quality of the loan.  As a result, management has increased the weight of these factors for loans with a higher risk rating. The result of this analysis was an increase in general reserves as a percentage of loans collectively evaluated for impairment from 0.72% at December 31, 2011 to 0.73% at December 31, 2012.

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

If we restructure a loan, we establish an allowance for loan loss for that individual loan based on the difference between the net present value of the future receipt of cash payments from the restructured loan as compared to the net present value of cash flows which we would have received from the original loan, discounted at the original interest rate of the loan.  As time passes and the restructured loan performs according to its modified terms, the net present value of future cash flows of the restructured loans changes.  The change in the present value of cash flows attributable to the passage of time is reported as interest income.  If a loan is collateral-dependent, even if that loan has been restructured, we establish an allowance for loan loss based on the value of the collateral securing the loan less estimated costs to sell the collateral.

At December 31, 2012 and 2011, our allowance for loan losses was $4.0 and $4.1 million, respectively, or 2.54% and 2.41%, respectively, of our total loan portfolio for the period.  Assessing the adequacy of our allowance for loan losses is inherently subjective as it requires us to make material estimates, including the amount and timing of future cash flows we expect to receive on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects all known and inherent credit losses in our mortgage loan portfolio as of December 31, 2012.

The following represents a breakdown of the components of our allowance for loan loss at December 31, (in thousands):

	2012	2011

Specific allowance related to loans in foreclosure	$276	$461
Specific allowance related to other impaired loans	2,182	1,918
Allowance based on net present value differences of restructured loans	529	732
General allowance	1,018	1,016
Total Allowance	$4,005	$4,127

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

Competition

Although the demand for church financing is both broad and fragmented, no one firm has a dominant competitive position in the market.  We compete with church bond financing companies, banks, credit unions, denominational loan funds, REITs, insurance companies and other financial institutions to service this market.  Many of these entities have greater marketing resources, extensive networks of offices and locations, larger staffs and lower cost of operations due to their size.  We believe, however, we have developed an efficient, effective and economical operation that (i) specializes in identifying and creating a diversified portfolio of church mortgage loans that we or other credit unions originate and (ii) preserves our capital base and generates consistent income for distribution to our note holders and equity investors.

We rely upon the extensive experience of our officers, management and managers in working with ministry related financing transactions, loan origination, and investment in churches, schools, ministries and non-profit organizations.

Employees

Effective as of January 1, 2012, we renewed our staffing agreement with Insperity for personnel and administrative services.  As of December 31, 2012, we had a total of twenty-one full-time employees we engage under this arrangement.  As of January 1, 2013, we declined to renew our agreement with Insperity, and entered into a staffing agreement with Automated Data Processing, Inc., which will provide similar payroll and staffing services.  None of our employees are covered by a collective bargaining agreement, and we believe that we have an excellent relationship with our employees and staff.

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

Our wholly-owned broker-dealer firm, Ministry Partners Securities, LLC, commenced limited operations in the first quarter of 2012.  As a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934, MP Securities is subject to regulation by the U.S. Securities and Exchange Commission and regulation by state securities administrators in the states in which it will conduct its activities.  We have registered MP Securities in the states of California, Colorado, Florida, Georgia, Illinois, Nevada, New York, North Carolina, Ohio, Oregon Pennsylvania, Rhode Island, South Carolina, Texas, West Virginia and Wisconsin.

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

As a broker-dealer firm, MP Securities is subject to regulation regarding sales methods, use of advertising materials, arrangements with clearing firms or exchanges, record keeping, regulatory reporting, conduct of managers, officers and employees and supervision.  To the extent MP Securities solicits orders from customers, it will be subject to additional rules and regulations governing sales practices and suitability rules imposed on member firms.  MP Securities acts as a selling agent for the Company’s Class A Notes offering that will be sold under a registration statement filed with the SEC and FINRA has issued a “no objections” letter in connection with MP Securities’ request to act as a selling agent for the Company’s Class A Notes offering.

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

During the last three years, the size of the Company’s balance sheet has been reduced as a result of deleveraging our assets, a reduction in the total amount of our investor debt securities, and pay-downs and/or pay-offs of institutional credit facilities we have relied upon, in part, to fund our business.  An event of default, lack of liquidity or a general deterioration in the economy that affects the availability of credit may increase our cost of funding, make it difficult for us to renew or restructure our credit facilities and obtain new lines of credit.  We are also susceptible to withdrawals by investors in our debt securities that can cause unexpected liquidity problems.

We are actively expanding our methods of raising capital, including seeking financing from institutional lenders, offering secured notes to sophisticated investors in private placements and launching a broker-dealer subsidiary to assist us in increasing sales of our debt securities to institutional, individual, IRA and retail investors.  If our strategy to raise additional capital through the sale of investor notes and debt securities is not viable, we will need to find alternative sources of borrowing to finance our operations.  To the extent we are unable to raise the capital we need to implement our strategic objectives, we may have to sell assets, further deleverage our balance sheet, and reduce operational expenses, thereby reducing cash available to distribute to our equity and debt securities investors.

Our ability to raise capital and attract new investors in our debt securities depends on our ability to attract an effective sales force in our wholly-owned licensed broker-dealer firm.

Our wholly-owned subsidiary, MP Securities, has been accepted for membership in FINRA, and commenced limited operations in the first quarter of 2012.  During the fourth quarter of 2012, MP Securities began selling our Class A Notes under a Registration Statement declared effective by the SEC on October 11, 2012.  Our ability to attract new investors in our debt securities and increase the sale of our debt securities will depend, to a substantial degree, on our ability to assemble an effective sales team and to strategically recruit, retain and compensate the required personnel to assist us in this effort.  If we are unable to recruit, retain and successfully motivate a qualified sales force at MP Securities, we may not be able to increase sales of the Company’s debt securities, strengthen our balance sheet and effectively utilize the investment in our core data processing and information systems we implemented in 2010.

A deterioration in real estate values and general economic conditions could lead to losses and reduced earnings.

While we reported a profit in 2012, our net earnings were due, in part, to the sale of two of our impaired loans in May 2012, which resulted in credits against our provision for loan losses.  During 2012, our nonperforming assets and credit metrics for our loan portfolio showed significant improvement.  While the improvement in performance of our loan portfolio was a substantial contributing factor in our return to profitability in 2012, if market conditions reverse and begin to deteriorate again, this could lead to an increase in nonperforming assets, increased credit losses, reduced earnings and potential losses.

Our growth is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to grow our balance sheet assets through the use of leverage. Our organizational and governing documents do not limit the amount of indebtedness which we may incur. A significant amount of our assets are pledged as collateral for borrowings.  Our managers have overall responsibility for our financing strategy. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns.  To the extent that we fail to meet our debt service obligations, we risk the loss of some or all of assets to satisfy these debt obligations.  There can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, or a financial loss if we are required to liquidate assets at a commercially inopportune time. At December 31, 2012, we had $156.4 million of total outstanding debt obligations, of which approximately 17%, 10% and 8% of the principal amount of this debt is due and payable in the years 2013, 2014 and 2015, respectively.

We have had fluctuating earnings.

As a mortgage financing lender, our profitability may be adversely affected by increasing provisions for losses relating to our loan portfolio. While the United States continues to recover from an economic crisis that has been characterized by high unemployment figures, residential and commercial foreclosures and restricted access to credit, many churches have been adversely impacted in their ability to meet their financial obligations.  While we remained profitable during calendar years 2008 and 2009, we incurred net losses of $1.0 million and $1.6 million in calendar years 2011 and 2010, respectively, primarily due to increases in our allowance for loan losses and deleveraging of our balance sheet.  With the successful refinancing of our primary credit facilities in November 2011 and improvement in the performance of our loan portfolio during 2012, we realized a profit of $417 thousand for 2012.  Since we have had fluctuating earnings over the last several years, we can give no assurances that we will be able to achieve and maintain consistent net earnings over the next few years.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

The continued effects of the economic recession that began in 2007 and subsequent deterioration in real estate values has adversely impacted the performance of our loan portfolio.  Borrowers may be unable to repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. For the year ended December 31, 2012, we recorded a credit for loan losses of $9 thousand compared to provisions for loan losses of $1.5 million and $2.4 million provisions recorded for the years ended December 31, 2011 and 2010, respectively. Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses.

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

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2012, our nonperforming assets (which consists of non-accruing loans, loans 90 days or more past due, and other real estate owned) totaled $21.5 million, or 12.8% of total assets.  At December 31, 2011, and December 31, 2010, our nonperforming assets were $24.3 million and $27.0 million, respectively, or 13.5% and 13.8% of total assets, respectively.  Nonperforming assets adversely affect our net income in the following ways:

•	We do not record interest income on collateral-dependent loans or other real estate owned.

•	We must provide for probable losses through a current period charge to the provision for loan losses.

•	Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.

•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance and maintenance fees related to our other real estate owned.

•	The resolution of non-performing assets requires active involvement of our management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans  and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our results of operations and financial condition.

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

Our $87.3 million credit facility refinancing transaction (the “MU Credit Facility”) entered into with the National Credit Union Administration Board as Liquidating Agent of Members United Corporate Federal Credit Union and $23.5 million credit facility refinancing transaction entered into with the NCUA (the “WesCorp Credit Facility Extension”), each dated November 4, 2011, require that we secure the facility with mortgage loans having an aggregate unpaid balance exceeding the unpaid balance of the credit facility.  If at any time, we fail to maintain the required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to maintain the minimum collateralization ratio.  Under our MU Credit Facility and WesCorp Credit Facility Extension, we are required to maintain a minimum collateralization ratio of at least 128% and 150%, respectively.  As of December 31, 2012, we have pledged approximately $104.2 million and $34.2 million of our mortgage loans to secure the MU Credit Facility and the WesCorp Credit Facility Extension, respectively.  As a result, the NCUA will retain all excess collateral until these credit facilities are repaid in full and we will not have this excess collateral available to pay our other obligations including our secured notes, Class A Notes and other debt securities until we repay or retire the MU Credit Facility and WesCorp Credit Facility Extension.  Under the terms of our agreement with the NCUA, we may request release of excess collateral if the collateralization ratio on either the MU Credit Facility or the Wescorp Credit Facility Extension rises above 150%.  However, the release of collateral may not at any point cause the collateralization ratio on either facility to drop below the minimum collateralization ratios described above. For a further discussion of our borrowing facilities, see Item 7 “Credit Facilities Developments” below.

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

In the event of our default under our secured credit facilities, we could lose assets in excess of our assets pledged as collateral.

In the event of a default under our MU Credit Facility and WesCorp Credit Facility Extension, the lender has the right to foreclose on its collateral pursuant to the respective credit facility agreement and applicable commercial law.  These laws do not require, and the permissible foreclosure procedures do not assure, that the collateral securing these loans will be sold or otherwise liquidated for an amount equal to its fair market value. Thus, in the event of foreclosure, there is no assurance the lender will realize proceeds from the collateral sufficient to repay the debt we owe.  Moreover, because these credit facilities are recourse against the borrower, the respective lender generally has the right to pursue the borrower for any deficiency between the amount the borrower owes on the defaulted loan and the value the lender realizes from its liquidation of the collateral for the loan.  Thus, our assets remaining after a foreclosure by a lender under our credit facilities may not be sufficient to repay our other debt, including the Class A Notes.

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

We depend on repeat purchases by a significant number of our noteholders to finance our business.

A significant percentage of the investors who purchase our debt securities purchase new notes after we repay their notes. Historically, a substantial proportion of our investors have purchased a new debt security from us when their notes mature.  For the years 2008 – 2011, 76%, 79%, 57% and 73% of the investors that purchased a Class A Note had previously purchased one of our debt securities.  For 2012, only 45% of the investors in our Class A Notes were repeat purchasers of our debt securities primarily due to having to stop selling these notes for approximately six months while we sought approval from FINRA for MP Securities to sell our Class A Notes.  There is no assurance that historical patterns of rates of investments made by previous investors will continue in the future. If the rate of investments made by previous investors drops substantially, our ability to maintain or grow our asset base could be impaired.

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

We are dependent on the knowledge, skills, institutional contacts and experience of our senior management team.  We also rely on our management team to manage our mortgage loan investments, evaluate and attract new borrowers, make prudent decisions as they relate to work-outs, modifications and restructurings and develop relationships with institutional investors, lenders, financial institutions, broker-dealer firms, ministries and individual investors.  We can give no assurances that we will be able to recruit and retain qualified senior managers that will enable us to achieve our core strategic objectives and continue to profitably grow our business.

As a small financial services company that operates in a niche market, we are subject to liquidity risk that could materially affect our operations and financial condition.

In recent years, the financial services industry, credit markets and financing sources for ministry loans have been materially and adversely affected by reduced availability of liquidity.  Reduced liquidity can particularly affect smaller lenders that have relied on short-term institutional credit facilities to enhance their liquidity needs.  While we significantly improved our liquidity position through the successful refinancing of our MU Credit Facility and WesCorp Credit Facility Extension in late 2011 and sale of two of our impaired mortgage loan interests in 2012, we will need to monitor and successfully manage our liquidity needs as needed when redemption requests for our debt securities are received, or a debt security investment matures and is not re-invested in another debt security we may offer.

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

Any negative changes in the financial capabilities of one or more of our members could adversely affect our ability to raise additional capital.

None of our Members are obligated to make additional contributions or loan us additional funds. However, they may do so on a voluntary basis and we may from time to time, in the future, request our Members to do so. In such event, one or more of our Members may be unwilling or unable to make voluntary additional capital contributions or loans because their financial capabilities are at the time impaired. Also, if a Member’s financial status is in the future deteriorated to the extent that they or their operations are ceased or otherwise come under the control of the AMAC, NCUA or other regulatory agency, it is unclear what rights, if any, that agency will have to exercise that Member’s membership rights in our company or, if it can exercise any such rights, the manner in which it will do so.

Risks Related to the Financial Services Industry and Financial Markets

Deterioration of market conditions could negatively impact our business, results of operations and financial condition, including liquidity.

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

While there has been some improvement in U.S. real estate markets, our mortgage loan investments can be adversely affected by significant declines in the value of real estate and real estate related assets, impairment of the ability of many borrowers to repay their obligations and illiquidity in the markets for real estate and real estate-related assets. During the years 2010 and 2011, these events had significant adverse effects on our business resulting in significant increases in our provision for loan losses and unavailability of financing for the acquisition and warehousing of our mortgage loan investments. Deterioration in U.S. economic conditions could harm our financial condition, income and ability to make distributions to our equity investors.

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

Our primary interest rate exposures relate to our mortgage loan investments and floating rate debt obligations. Changes in interest rates, including changes in expected interest rates or "yield curves," affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in connection with our interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, our ability to originate and acquire mortgages and the market value of our mortgage investments.

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

Our subsidiary, MP Securities, is required to maintain licenses in the various jurisdictions in which it will conduct its activities.

FINRA has granted our membership application for a license for our broker-dealer subsidiary, MP Securities, which permits it to engage in the securities business and has issued a no objections letter thereby enabling it to sell our Class A Notes.  We are also required to maintain licenses with the state securities regulators which have jurisdiction over broker-dealer firms that engage in securities transactions in such states.  Failure to maintain such licenses would prevent us from originating securities in such states, supplementing our revenue with underwriting fees or commissions paid to MP Securities by the issuer of those securities or act as a selling agent for the Company’s debt securities.

Some of our debt securities investors may be unable to purchase additional Class A Notes due to FINRA’s investor suitability standards.

When handling sales of our Class A Notes to an investor, MP Securities and its sales representatives must comply with FINRA’s “know your customer” and “suitability” guidelines which are designed to ensure that investors make investments that are appropriate given the age, investment experience, net worth, need for liquidity and mix of investments owned by the investor.  Some of our investors who have invested in our debt securities in the past may not be able to invest in our Class A Notes due to these regulatory constraints.  If MP Securities is unable to offer such investors a suitable investment alternative, we could see a reduction in total amount of investor debt securities on our balance sheet, thereby making it difficult to grow our balance sheet.

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

Risks Related to our Mortgage Loan Investments

We are subject to risks related to prepayment of mortgage loans held in our portfolio, which may negatively impact our business.

Generally, our borrowers may prepay the principal amount of their mortgage loans at any time.  Due to the Federal Reserve Board’s accommodative monetary policies, there is intense competition from financial institutions that are looking to make commercial loans at competitive rates to qualified borrowers.  In addition, approximately one-third of the principal balance of our total mortgage loans will need to be refinanced during the first six months of 2013.  If a significant number of borrowers refinance their loans with another lender, our business and profitability could be adversely affected.

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

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.  As of December 31, 2012, our investments included $47.6 million in loan participations, representing 30% of our portfolio.

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

The Chairman of our Board of Managers is a full time employee of ECCU and another manager is a director of ECCU. Conflicts of interest are inherent in mortgage loan transactions between us, ECCU, and its affiliates. Because of these multiple relationships, these persons will face conflicts of interest in connection with various decisions they will make on our behalf, including, but not limited to:

•	decisions as to which mortgage loans ECCU will make available to us;

•	decisions as to the price and terms of mortgage loans ECCU offers to us;

•	determinations as to the creditworthiness of borrowers of mortgage loans ECCU offers to us;

•	decisions to acquire mortgage loan investments from or through ECCU;

•	decisions regarding our contract with ECCU for our office facilities;

•	managing foreclosure actions and real estate owned properties acquired in foreclosure or other proceedings where ECCU and the Company each hold an economic interest;

•	decisions regarding collection and enforcement actions taken by ECCU when it acts as primary lender of a loan participation interest or as servicer for one of our mortgage loan investments; and

•	decisions regarding our contracts with ECCU for loan underwriting, processing and servicing services.

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

We are among a limited number of non-bank financial institutions specialized in providing loans to evangelical churches and church organizations. Moreover, approximately 33% of our mortgage loan investments involve California borrowers or are secured by properties located in California, a market that has been negatively impacted by the collapse of the residential real estate market and decrease in real estate prices. Although there are a number of national and regional institutions making and/or investing in mortgage loans to churches and church related organizations, these loans are secured by special purpose facilities. As a result, if the properties securing such mortgages must be sold, there may be a limited number of buyers available for such properties. Nevertheless, we believe that there is a great deal of diversity in the types of not-for-profit organizations and entities that could be potential acquirers of properties of this nature, including, but not limited to, other churches, schools, clinics, community development agencies, universities and educational institutions, day care, social services, assisted living facilities and relief organizations.

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

We are exposed to environmental liabilities with respect to properties to which we take title.

In the course of our business, we may take title to real estate through foreclosure on one of our mortgage loan investments or otherwise. If we do take title to a property, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Risks of cost overruns and non-completion of the construction or renovation of the mortgage properties securing construction loans we invest in may materially adversely affect our investment.

The renovations, refurbishment or expansion by a borrower of a mortgage property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a mortgage property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Such delays and cost overruns are often the result of events outside both our and the borrower’s control such as material shortages, labor shortages and strikes and unexpected delays caused by weather and other acts of nature. Also, environmental risks and construction defects may cause cost overruns, and completion delays. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of the borrower’s revenues making it unable to make payments on our loan.  At December 31, 2012, we held $65 thousand in constructions loans.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTIES

Our business offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720.

We currently rent our offices (approximately 4,970 square feet of rentable space) from ECCU under the terms of an Office Lease dated November 4, 2008.  The lease has an initial term of five years and we have an option to renew for two additional periods of five years each.  For 2012, our base rent was $10,189 per month.  In November 2012, our base rent increased to $10,437 per month.  On March 6, 2012, MP Securities entered into an office lease for approximately 1,358 square feet of office space to open a branch office in Fresno, California.  The lease has a term of 36 months and includes an option to extend the lease for an additional two year term.  For 2013, the base rent for this branch office will be $2,037 per month.

As of December 31, 2012, we have four properties acquired through foreclosure, including one via a deed in lieu of foreclosure arrangement, with a net value of $2.9 million, which includes a reserve of $136 thousand on one of the properties.  Each property is valued based on its current listing price or most recent appraised value less anticipated selling costs, marketing costs and commissions.  We estimate that the fair value of our real estate owned assets held for sale, which represents carrying value, is approximately $2.9 million at December 31, 2012.

A summary description of the five properties acquired through foreclosure, including two via a deed in lieu of foreclosure arrangement, are listed below:

•
Together with ECCU and another participating credit union, we acquired a school property in Palm Beach County, Florida pursuant to foreclosure proceedings, with a carrying value of $1.4 million for our interest in the property at December 31, 2012.  With the agreement of the lead lender and other participating lenders, the property has been leased back to the school for a period of two years and the school has an option to purchase the property at a price of $5.3 million or the appraised value of the property, whichever is greater.  No reserves have been taken on this property.  We have included our interest in this property as a property held for sale at $1.4 million at December 31, 2012.

•
An additional two real properties were acquired in February 2012 pursuant to a plan of reorganization, approved by a U.S. Bankruptcy Court in North Carolina.  We own a 19.9% interest in these properties pursuant to our loan participation interest agreement.  The properties have been listed for sale through a local realtor and we have listed the carrying value of the properties at $581 thousand, which includes a reserve of $136 thousand taken against the property.

•
In September 2012, we received a deed in lieu of foreclosure on a church property located in Columbus, Ohio.  The church is paying us rent on a month-to-month basis.  We have listed the property for sale with a local realtor and we believe that the church property will be sold to another church in the community.  We have included this property as a real estate asset for sale at a carrying value of $959 thousand at December 31, 2012.  No reserves have been taken against this property.

•
On March 15, 2013, the Company acquired a piece of property and worship facility located in San Diego, California pursuant to a deed in lieu of foreclosure agreement.  The two mortgage loans, totaling $2.6 million, were restructured in January, 2012.  The two loans had a carrying value, net of discount and specific reserves of $1.5 million.  All reserves on these loans were charged off immediately prior to acquiring the property in the deed in lieu of foreclosure transaction.  The Company has included the worship facility as a real estate owned asset with a value of $1.5 million.

As of December 31, 2012, our foreclosed real estate properties are valued at $2.9 million and are presented net of any valuation allowances.

On March 15, 2013, we acquired another property as the result of a Deed in Lien of Foreclosure Agreement.  This property is carried at a value of $1.5 million.  For further information on this transaction, see Note 16. Subsequent Event.

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

Item 4.       MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.       MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units (the Series A Units).  Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company.  As a result of the conversion, each share of our common stock immediately outstanding prior to the conversion date was converted into one fully paid and non-assessable unit of our Class A Units and each holder of our Class I and Class II Preferred Stock received one Series A Unit for each share of Class I and Class II Preferred Stock exchanged.  As of December 31, 2012, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Units were issued, with 12 holders of record

Sale of Equity Securities by Issuer

During the year ended December 31, 2012, we did not sell Class A Units, Series A Units or equity units.

Purchases of Equity Securities by Issuer

During the year ended December 31, 2012, we did not purchase Class A Units or Series A Units.

Dividends and Distributions

Prior to our conversion from a corporation to a limited liability company, we paid regular dividends on our Class I and Class II Preferred Stock.  For 2012, we made no distributions to the holders of our Class A Units.

During 2012 and 2011, we made distributions on our Series A Units as follows:

SERIES A UNITS
Quarter	Distributions Declared per Unit
	2012	2011

Fourth	$0.759	$0.763
Third	$0.724	$0.697
Second	$0.740	$0.656
First	$0.735	$0.662
Total distributions made per Unit	$2.958	$2.778

Our profits and losses are allocated to the holders of our Class A Units and Series A Units in a manner that provides for a preferential return to the Series A Unit holders.  Each holder of a Series A Unit will be entitled to receive a quarterly preferred return payment that is equal to a percentage of the $100 per unit liquidation preference, which percentage will be one hundred ninety (190) basis points higher than the LIBOR for one year in effect on the last day of the calendar month for which the preferred return is declared by our managers (Preferred Income Payment).  This percentage will be applied to the liquidation preference of the Series A Units in the amount of $100 per unit.

Preferred Income Payments will have priority over the distribution of profits or income to the Class A Unit holders and any series or class of common units that are hereafter issued.  In the event that we accrue, but do not distribute, a Preferred Income Payment, no distribution of earnings may be made to the holders of our Class A Units until such Preferred Income Payments have been made.

In addition to quarterly Preferred Income Payments, we have also agreed to set aside funds for payment to the holders of the Series A Units in an amount equal to 10% of our net profits earned for any fiscal year, after subtracting the amount of quarterly Preferred Income Payments made during such year.  This priority distribution of our net profits after payment of quarterly Preferred Income Payments will be made to holders of the Series A Units on a pro rata basis.  The balance of any profits, taking into consideration the preferred distribution to the holders of Series A Units, will be allocated to all holders of our Class A Units in proportion to their percentage interests in our Class A Units.  For the year ended December 31, 2012, we set aside $7.8 thousand in net profits to distribute to our Series A Unit holders.  This increased the distributions declared per unit for the fourth quarter by $0.067 per unit.

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

We are continuing to position the Company for future growth in the areas where we have historically been successful through our investments in church and ministry mortgage loans, while diversifying the sources of revenue generated by our business.  In order to take advantage of our market opportunities and maximize the value of our equity holders’ investment, we will continue to focus on:

•	improving our liquidity and strengthening our balance sheet;

•	building our capital while developing new financing sources;

•	increasing our revenue generating capabilities through the expansion of our loan origination and servicing capabilities, and selling loan participation interests;

•	increasing our revenue from broker-dealer related services by offering a full array of wealth management products and services, including the development of Registered Investment Advisor capabilities;

•	recruiting sales representatives, investment advisers and sales personnel that will help us make MP Securities a fee-generating source of revenue for the Company;

•	substantially increasing the sale of our investor debt securities, thereby enabling us to grow our balance sheet and generate new investment capital;

•
managing and strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets, increasing cash flows from our borrowers and ultimately realizing the benefit of our investments;

•	prudently managing and carrying-out strategies for our real estate owned assets to minimize losses, or, realize a gain where possible on these mortgage loan investments;

•
broadening the number of investors in our investor debt securities and effectively implementing strategies designed to ensure MP Securities’ compliance with FINRA’s suitability and regulatory standards;

•	developing capital funding sources that are not dependent on the sale of mortgage-backed securities or institutional credit facilities; and

•	managing the size and cost structure of our business to match our operating environment and capital funding efforts.

On May 15, 2012, we successfully sold two non-performing mortgage loan investments with a carrying value of $2.5 million and through this sale recouped $265 thousand in loan loss reserves.  Further, we have reduced our unsecured note borrowings by $6.5 million (10.95%) thereby continuing to deleverage the balance sheet without significantly eroding our liquidity.  We are continuing to make significant investments in our broker-dealer infrastructure through strategic recruitment of key personnel while expanding our offering of products and services.

For the year ended December 31, 2012, we generated net income of $417 thousand.  The primary items affecting our operating performance were the following:

•	recovery of $265 thousand of provisions for loan losses, related to the sale of two of our non-performing loans;

•	increase in net interest margin from 2.10% to 2.82% due to reduced borrowing costs;

•	a $1.5 million decrease in our provision for loan losses, as compared to 2011;

•	an increase in salaries and benefits expenses as we hired individuals to assist in managing and expanding our loan portfolio, as well as in marketing our debt securities;

•	increased operating expenses related to the management of our loan portfolio and real estate owned properties; and

•	increased legal and audit fees resulting from our efforts to transition the sale of our investor debt securities from Company employees to MP Securities.

We expect to see significant improvements in our operating results for 2013 as we implement the core strategic objectives set forth above.  We have also seen further improvements in the performance and stability of our church and ministry borrowers.

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

During 2009, we deleveraged our balance sheet by making several principal reductions on our BMO Facility and paid off the facility on November 30, 2009.  We made several smaller principal reductions to our credit facilities during 2011 and 2012.  Our total assets as of December 31, 2012 decreased to $166.6 million, as compared to $179.3 million at December 31, 2011.  Our total liabilities were $157.1 million at December 31, 2012, as compared to $169.8 million at December 31, 2011.

The following table sets selected measures of our financial performance for the years ended December 31, 2012 and 2011, respectively (dollars in thousands):

	2012	2011

Total income	$10,173	$11,276
Provision (credit) for loan losses	(9)	1,487
Net income (loss)	417	(1,044)
Total assets	166,645	179,281
Borrowings from financial institutions	103,833	110,280
Notes payable	52,564	59,030
Total equity	9,548	9,478

2012 Developments

Enhancing our Capital Funding Sources.  Since 2008, we have primarily relied upon institutional credit facilities to generate the capital sources needed to fund our mortgage loan investments.  Our Members United and BMO Facility financing arrangements enabled us to rapidly increase our mortgage loan investments and benefit from favorable net interest rate margins on our mortgage loan investments.  With the advent of the global credit crisis that commenced in 2008, our major institutional credit facility lenders sought to reduce their exposure on these facilities, thereby requiring us to undertake efforts to deleverage our balance sheet.  While the refinancing transactions we entered into on November 4, 2011 with the NCUA to amend and restate our Members United and WesCorp credit facilities have significantly contributed to our return to profitability in 2012, these refinancing transactions are not sources of new funding and do not provide the resources we need to grow our business.

During 2012, we continued to take steps to develop capital funding sources that are not dependent on the sale of mortgage-backed securities or institutional credit facilities.  With the registration of our wholly-owned subsidiary, MP Securities, under the Securities Exchange Act of 1934 and its approval for membership in FINRA, we expect to increase our ability to sell our debt securities and reduce our reliance on institutional credit facility lenders.  MP Securities launched its broker-dealer operations in the first quarter of 2012 and it has begun to develop a sales force of registered representatives dedicated to the distribution of our debt securities.  Effective as of September 24, 2012, MP Securities received approval to sell our Class A Notes offered under a Registration Statement that was declared effective by the SEC on October 11, 2012.  In addition, we may seek to enter into distribution and selling agreements with other broker-dealer firms who demonstrate a compatible company culture and share our desire to provide funding for church and ministry lenders.  By increasing funding through sales of our debt securities, we expect to reduce our dependency on large credit facilities provided by institutional lenders, enhance our liquidity and funding capabilities and gain greater control over our asset / liability management process.

Strengthen the Quality of our Loan Portfolio.  Unlike the previous two years when most lenders reduced their participation in the church and ministry lending market, 2012 brought increased competition for church and ministry loans from financial institutions that aggressively sought to make inroads into this niche market by enabling churches to refinance their mortgage  loans at historically low interest rates.  In addition to the sale of impaired loans and the transfer of $1.7 million in loans to foreclosed assets, these competitive factors contributed to the $13.5 million (7.9%) reduction in our loan portfolio, as some larger and better capitalized churches were able to refinance their loans at historically low rates.  In response to this change in the market place, we have made a strategic decision to reposition our loan portfolio by originating lower balance loans to smaller ministries where we can achieve more favorable yields and avoid deteriorating our margins while reducing our overall risk exposure to any one borrower.  Further, in 2012, we have added additional sales support staff to assist with our loan origination and underwriting processes.

The real estate market for church and ministry properties showed significant improvement in 2012, as compared to the preceding year.  The performance of our mortgage loan portfolio for 2012 was consistent with this trend as we had no new delinquent loans at December 31, 2012.  From time to time, however, borrowers who have previously been granted a mortgage modification may later default on their loan.  During 2012, two mortgage loans we had previously restructured defaulted and we initiated foreclosure proceedings against the borrower.  We continued to devote substantial attention and staff resources in 2012 on efforts to manage, restructure, liquidate or undertake foreclosure actions where necessary to protect our mortgage loan investments.  We were able to sell two of our non-performing mortgage investments on May 15, 2012 in exchange for a cash payment of $1.5 million.  Further, on September 18, 2012, we entered into a Foreclosure Agreement with one of our borrowers to accept a deed in lieu of foreclosure. We reduced our recorded investment in non-accrual loans by $3.7 million in 2012 and reduced the delinquency rate on our mortgage loan investments from 7.5% at the end of 2011 to 2.2% as of December 31, 2012, thereby strengthening our balance sheet and liquidity position.  We recorded a credit for loan losses of $9 thousand during the year ended December 31, 2012, as compared to a provision for loan losses of $1.5 million for the year ended December 31, 2011.

Diversify Our Revenue Sources.  Since inception, our primary source of revenue has come from the net interest margin we earn on our mortgage loan investments.  After the financial crisis of 2008 and a resulting lack of liquidity in the credit markets, we deleveraged our balance sheet, which reduced the net interest income we receive on our investments.  In response to these developments, in 2012 we undertook efforts to expand the scope of revenue generating services we offer in an effort to make us less dependent on a favorable net interest rate margin from our mortgage loan investments and make the Company less susceptible to unfavorable changes in interest rates.  Because we possess the capability to service our own loans, we have continued to increase the portion of our wholly-owned loan portfolio that we service ourselves, thereby reducing the costs of third party servicers and increasing net interest earned on those loans.   Our loan participation activity resulted in increased revenue from loan servicing of $21 thousand.  We also continue to develop relationships with several credit unions and CUSOs to enhance our capacity to sell additional loan participations into the market for these participation interests.

Demand for quality business loans, which includes church and ministry loans, remains robust in the credit union industry, and we are developing working relationships with credit unions and CUSOs that have expressed an interest in investing in ministry and church mortgage loans.  According to data published by the NCUA, it appears that federally insured credit unions have room on their balance sheets to expand their business loan investments. The appetite for business loans, which typically yield higher rates than residential mortgages or other investments, has also continued to grow.  Total business loan balances in credit union portfolios have increased annually in recent years, growing from $22.8 billion in 2006 to $39.08 billion in 2011, and growing further to $41.7 billion in 2012.  We plan to originate more loans and sell more loan participations into this attractive market, with the objective of generating increased fee income and recurring loan servicing revenue.

In order to reduce our dependence on our institutional credit facilities, in 2012 we expanded the  operations of our broker-dealer subsidiary, MP Securities, by opening a branch office in Fresno California and hiring two additional registered representatives.  We also expanded MP Securities’ product offerings by entering into selling agreements with several mutual fund companies.  We are also seeking FINRA approval of our request to change our membership agreement to allow MP Securities to offer a full array of wealth management products and services in 2013.  We also anticipate registering MP Securities as a Registered Investment Advisor firm during 2013.  In addition to offering these expanded products and services, we have an application pending with the State of California to establish a life insurance agency.  With the addition of these capabilities, we expect that MP Securities will be able to recruit a sales force of registered representatives dedicated to managing our clients’ wealth in a manner consistent with the principles of Biblical stewardship, and act as a selling agent in the distribution of our debt securities.  This will enable us to reduce our dependency on large credit facilities provided by institutional lenders and enhance our liquidity and funding capabilities.

Sale of Investor Notes.  Effective as of May 15, 2009, we began offering debt securities in various series and categories which we refer to as our “Class A Notes”.  The Class A Notes consist of a Fixed Series, Flex Series and Variable Series of debt instruments.  Since that date, we have filed various post-effective amendments and registration statements with the SEC to enable us to continue to offer and sell these debt securities.  Pursuant to a Registration Statement filed on July 3, 2012 on Form S-1 with the SEC, the Company sought to register $75 million  of its Fixed Series, Flex Series and Variable Series debt instruments (the “Class A Notes Offering”).  The Class A Notes are offered in various categories based upon amounts invested and maturity terms of each series.

After MP Securities commenced its operations as a broker-dealer firm during the first quarter of 2012, it filed documentation with FINRA under FINRA Rule 5110 regarding its intent to serve as a participating broker in the Class A Notes Offering.  On September 21, 2012, FINRA issued a no-objections letter, thereby enabling MP Securities to act as a participating broker in our Class A Notes Offering.  On October 11, 2012, the Registration Statement for our Class A Notes was declared effective by the SEC and on October 15, 2012, we filed our prospectus for the Class A Notes with the SEC pursuant to Rule 424(b)(3).

In addition to serving as a selling agent for the Company’s Class A Notes and other debt securities, MP Securities intends to distribute debt securities issued by religious organizations, as well as private offerings by business members of credit unions we serve, and may act as a selling agent in placing mortgage backed business loans made by credit unions to institutional investors.

In 2012, we began offering our Secured Investment Certificates in a limited offering to qualified investors that meet the requirements of Rule 506 of Regulation D, promulgated by the SEC.  Certificates will be sold for such period as authorized by any state or jurisdictions where such offering is qualified and/or exempt. MP Securities serves as the sales agent for the sale of these Secured Certificates.  Further, Wilmington Savings Fund Society, FSB, will serve as trustee for the Certificates.  We believe that these certificates will offer a diversified investment opportunity for qualified investors and enable us to access additional funding sources for our church and ministry loans.

With MP Securities’ enhanced products and services anticipated to launch in the first six months of 2013, we expect to commit additional resources, employ a team of sales representatives and enter into selling agreements with other broker-dealer firms as part of an effort to increase our sale of debt securities to fund our business. In order to facilitate this, we have added a Director of Institutional Relations, an additional Investor Services Representative, and a Financial Consultant to our sales team.  At December 31, 2012, our outstanding investor notes totaled $52.6 million.

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

Valuation of Loans

All of our loans are held for investment and are carried at their outstanding principal balance, less an allowance for loan losses and loan discount, and adjusted for deferred loan fees and costs.  We defer loan origination fees and costs and recognize those amounts as an adjustment to the related loan yield on the asset using the interest method.  Loan discounts reflect an offset against accrued interest that has been added to a loan balance under a restructuring arrangement.  They also represent the difference between the purchase price of a loan and the loan balance when a loan is purchased at a discount.  Loan discounts are accreted to interest income as a yield adjustment using the interest method.  Loan discounts on impaired loans are not accreted into income until repayment of the loan is reasonably assured.

Allowance for Loan Losses

Determining an appropriate allowance for loan losses involves a significant degree of estimation and judgment. The process of estimating the allowance for loan losses may result in either a specific amount representing the impairment estimate or a range of possible amounts. We accrue a loss when it is probable that an asset has been impaired and the amount of the loss can be reasonably estimated.  A loss is recorded when the outstanding balance of an impaired loan is greater than either 1) the value of the underlying collateral less estimated selling costs for collateral-dependent loans, or 2) the present value of expected cash flows for non-collateral-dependent impaired loans.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair values or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual periods beginning on or after December 15, 2011. Adoption of this guidance did not have any impact on the financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present components of other comprehensive income as part of the statement of changes in members’ equity. The update requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption oof this amendment will change the presentation of the components of comprehensive income as part of the consolidated statement of stockholders’ equity. The amendment is effective for fiscal and interim periods beginning after December 15, 2011. Adoption of this guidance did not have an impact on the consolidated financial statements.

In December 2011, the FASB issued new guidance Accounting Standards Update (“ASU”) No. 2011-11. “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This new guidance requires expanded information about financial instruments or derivatives that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. The new guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria. The new disclosure requirements in the ASU are intended to enhance comparability between financial statements prepared using U.S. GAAP and those prepared using International Financial Reporting Standards (“IFRS”). The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Consolidated Results of Operations

Our Balance Sheet for the Years Ended December 31, 2012 and 2011

	(Dollars in Thousands)		Comparison
Assets:	2012	2011	$ Difference		% Difference
Cash	$10,068	$11,167	$	(1,099)	(10%)
Loans receivable, net of allowance for loan losses of $4,005 and $4,127 as of December 31, 2012 and 2011, respectively	152,428	165,355		(12,927)	(8%)
Accrued interest receivable	672	725		(53)	(7%)
Property and equipment, net	216	303		(87)	(29%)
Debt issuance costs	95	104		(9)	(9%)
Foreclosed assets	2,914	1,374		1,540	112%
Other assets	252	253		(1)	0%
Total assets	$166,645	$179,281	$	(12,636)	(7%)

Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$103,833	$110,280	$	(6,447)	(6%)
Notes payable	52,564	59,030		(6,466)	(11%)
Accrued interest payable	7	15		(8)	(53%)
Other liabilities	693	478		215	45%
Total liabilities	157,097	169,803		(12,706)	(7%)
Members' Equity:
Series A preferred units	11,715	11,715		--	--
Class A common units1,509	1,509	1,509		--	--
Accumulated deficit	(3,676)	(3,746)		70	2%
Total members' equity	9,548	9,478		70	1%
Total liabilities and members' equity	$166,645	$179,281	$	(12,636)	(7%)

General.  The $12.6 million decrease in total assets from December 31, 2012 as compared to December 31, 2011 is due primarily to the payoff of loans that matured or were refinanced with another lender, a decline in investor debt securities, sale of loans and challenges we faced identifying, underwriting, originating or acquiring mortgage loans that meet our loan criteria given our capital funding sources.  Proceeds from these payoffs and the sale of loans were used to pay down the Company’s NCUA borrowings as well as to redeem investor notes when their notes matured, especially during the period from May to October when we temporarily suspended our Class A Notes sales.

During the year ended December 31, 2012, gross loans receivable decreased by $13.5 million, or 8%, to $157.4 million from $170.9 million at December 31, 2011.  While we purchased or originated a total of $22.2 million in net loans receivable, we also experienced regular principal paydowns on our loan portfolio throughout the year and 20 mortgage loans totaling $24.5 million were refinanced with another lender or paid off.  These payoffs represented both early payoffs of existing loans and non-renewals of maturing loans.  In many cases, non-renewals occur because a loan has fallen outside our lending policies and cannot be refinanced by us.  In addition, we sold two of our impaired loans, which represented $2.4 million in loans receivable, and transferred $1.7 million in loans to foreclosed assets.  We did not sell any loan participations during the year ended December 31, 2012.  None of the mortgage loans currently held in our portfolio are being offered for sale.

Our mortgage loan portfolio consists entirely of loans made to evangelical churches and ministries.  All but one of these loans are secured by real estate, while one loan that represents less than 0.1% of our portfolio is unsecured.  Our portfolio carried a weighted average interest rate of 6.36% at December 31, 2012, as compared to 6.43% at December 31, 2011.

Non-performing Assets.  Non-performing assets consist of non-accrual loans, restructured loans, and four foreclosed assets, which include real estate properties we now own.  Non-accrual loans include any loan that becomes 90 days or more past due, loans where terms have been modified in a favorable manner to the borrower due to financial difficulty (“troubled debt restructurings”), and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according their modified payment terms without exception for at least six months.  Non-performing assets also include one troubled debt restructuring that has performed for six months but has not yet returned to its original terms.

Some of our non-accrual loans are considered collateral-dependent.  A loan is construed to be collateral-dependent when the repayment of principal and interest is expected to come solely from the sale or operation of the underlying collateral.  For impaired collateral-dependent loans, any payment of interest we receive from a borrower is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered to be collateral-dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had eleven non-accrual loans with a recorded balance of $18.3 million as of December 31, 2012, down from fifteen non-accrual loans with a recorded balance of $22.9 million at December 31, 2011.  In addition to completing foreclosure proceedings on a loan participation interest in 2011, we completed foreclosure proceedings on two properties securing one of our loan participation interests in February 2012 and entered into a Deed in Lieu of Foreclosure Agreement with one of our borrowers.  These two transactions resulted in the transfer of $1.7 million of mortgage loan interests to real estate owned assets during the year ended December 31, 2012.

On March 15, 2013, we acquired a worship facility pursuant to a Deed in Lieu of Foreclosure Agreement.  We held first and second trust deed mortgage liens totaling $2.6 million on the property and restructured the loans in January 2012.  The two loans had a carrying value, net of discounts and specific reserves, of $1.5 million.  All reserves were charged off immediately prior to acquiring the property in the deed in lieu of foreclosure transaction.  The property is now included in our financial statements with a value of $1.5 million.

The following table presents our non-performing assets:

Non-Performing Assets
($ in thousands)
	December 31, 2012	December 31, 2011

Non-Performing Loans:1

Collateral-Dependent:

Delinquencies over 90-Days	$2,611	$6,586
Troubled Debt Restructurings2	8,469	8,873

Total Collateral-Dependent Loans	11,080	15,459

Non-Collateral-Dependent:

Delinquencies over 90-Days	--
Troubled Debt Restructurings	7,479	7,483

Total Non-Collateral-Dependent Loans	7,479	7,483

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	18,559	22,942
Foreclosed Assets	2,914	1,374

Total Non-performing Assets	$21,473	$24,316

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal

2 Includes $814 thousand and $6.2 million of restructured loans that were over 90 days delinquent as of December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012, we had eleven restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  We had one non-restructured loan that was over 90 days past due.  As of December 31, 2012, we held four foreclosed real properties in the net amount of $2.9 million, which includes a $136 thousand valuation allowance against two of the properties.

At December 31, 2011, we had eleven restructured loans that were on non-accrual status.  Five of these loans were over 90 days delinquent.  We had four non-restructured loans that were over 90 days past due.  One of these restructured loans was acquired in the transaction we entered into with ECCU in which ECCU repurchased two impaired loans from us in exchange for a cash purchase price of $4.5 million.  As a result, this loan was carried on our financial statements at a net investment of zero at December 31, 2011.  This loan was charged-off in 2012.  As of December 31, 2011, we held one foreclosed asset in the amount of $1.4 million.

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

While we have not added any new qualitative factors in the analysis of our loan portfolio since 2009, in March 2012 we refined our analysis by segregating our loans into pools based on the position of the underlying collateral and the risk rating of the loan.  We modify the weight of the factors above depending on the risk associated with the pool.  Risk ratings are determined by grading a borrower on certain metrics, which include financial performance, strength of management, credit history, and condition of the local economy.  These ratings are updated on an annual basis, or more frequently as necessary.  By segregating the portfolio in this manner, our senior management team is better able to assess the potential impact of various risk factors depending on the quality of the loans in a particular pool. The potential impact of factors such as the risk of charge-offs, impairment, delinquency, restructuring, decreases in borrower financial condition, and continued low commercial real estate values throughout the country fluctuates depending on the quality of the loan.  As a result, management has increased the weight of these factors for loans with a higher risk rating.   This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  We evaluate the factors used in our general reserve analysis on a quarterly basis to ensure that we have adequately addressed the inherent risks present in our portfolio.

We also examine our entire loan portfolio monthly to identify individual loans which we believe have a greater risk of loss than is addressed by the general reserves.   These are identified by examining delinquency reports, both current and historic, monitoring collateral value, and performing a periodic review of borrower financial statements.  For loans that are collateral-dependent, management first determines the value at risk on the investment, defined as the unpaid principal balance less the collateral value net of estimated costs associated with selling a foreclosed property.  This entire value at risk is reserved.  For impaired loans that are not collateral-dependent, management will record an impairment based on the present value of expected future cash flows.  Loans that carry a specific reserve are formally reviewed quarterly, although reserves will be adjusted more frequently if additional information regarding the loan’s status or its underlying collateral is received.

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

In May 2012, we entered into a Loan Purchase Agreement involving two mortgage loan interests which were the subject of foreclosure proceedings.  In exchange for transferring all rights, title and interest in these two mortgage loan interests, we received $2.4 million in cash and were relieved of any further obligations regarding the mortgage loan interests sold. Both loans were considered impaired.  The recorded investment in these loans was $2.5 million after discounts.  The loans also carried a total of $300 thousand in specific reserves that had been recorded in prior periods and set aside as an allowance for loan losses.  $35 thousand of these specific reserves were charged off against our allowance for loan losses.  We reversed the remaining $265 thousand of specific reserves related to these two loans, reducing our provision and allowance for loan losses for the year ended December 31, 2012.

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At December 31, 2012 and December 31, 2011, the allowance for loan losses was $4.0 million and $4.1 million, respectively.  This represented 2.5% and 2.4% of our gross loans receivable at those respective dates.

	Allowance for Loan Losses
	as of and for the
	Year Ended
	December 31,
	2012	2011
Balances:	($ in thousands)
Average total loans
outstanding during period	$163,042	$181,855
Total loans outstanding
at end of the period	$157,396	$170,920
Allowance for loan losses:
Balance at the beginning of period	$4,127	$3,997
Provision charged to expense1	(9)	1,487
Charge-offs
Wholly-Owned First	35	--
Wholly-Owned Junior	--	--
Participation First	12	1,279
Participation Junior	--	--
Total	47	1,279

Recoveries
Wholly-Owned First	--	--
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total	--	--
Net loan charge-offs
	47	1,279
Accretion of allowance related to restructured loans	66	78

Balance	$4,005	$4,127

Ratios:
Net loan charge-offs to average total loans	0.03%	0.70%
Provision for loan losses to average total loans	0.00%	0.82%
Allowance for loan losses to total loans at the end of the period	2.54%	2.41%
Allowance for loan losses to non- performing loans	21.58%	18.00%
Net loan charge-offs to allowance for
loan losses at the end of the period	1.17%	30.99%
Net loan charge-offs to provision for loan losses	(522.22)%	86.01%

1 We reversed $265 thousand of reserves against provision for loan losses during the year ended December 31, 2012 as a result of the sale of two impaired loans, which resulted in a net credit to provision expense.

Borrowings from Financial Institutions.  The decrease in borrowings from financial institutions is the result of regular monthly payments we made on our NCUA credit facilities as well as $3.2 million in additional principal payments made in order to remain in compliance with the minimum collateralization ratio requirements of our NUCA credit facilities.  The remaining balance on these facilities totals $103.8 million and bears interest at a rate of 2.525% pursuant to agreements entered into with the NCUA in November 2011.  The maturity date for both facilities is October 31, 2018.  For further discussion concerning our borrowings and credit facilities see Item 7, “Credit Facility Borrowings”.

Notes Payable.  Our notes payable consist of debt securities sold under registered national offerings as well as notes sold to accredited investors.  The principal balance owed on these notes decreased by $6.5 million during 2012 primarily due to the temporary suspension of the sale of Class A Notes sales from May 15, 2012 until our new Class A Notes Registration Statement was declared effective by the SEC on October 11, 2012.  Sales of our Class A Notes are now being conducted by our wholly-owned subsidiary, MP Securities, which is a broker-dealer subject to regulation by FINRA.

Members’ Equity.  Total members’ equity increased in 2012 due mainly to our net income of $417 thousand for 2012, offset by $347 thousand of dividend payments and net income distributions related to our Series A Preferred Units. We did not repurchase any ownership units during the year ended December 31, 2012.

Results of Operations for the Years Ended December 31, 2012 and December 31, 2011

			Comparison
	2012	2011	$ Difference		% Difference
Interest income:
Interest on loans	$9,913	$10,989	$	(1,076)	(10%)
Interest on interest-bearing accounts	137	88		49	56%
Total interest income	10,050	11,077		(1,027)	(9%)
Interest expense:
Borrowings from financial institutions	2,715	4,560		(1,845)	(40%)
Notes payable	2,420	2,597		(177)	(7%)
Total interest expense	5,135	7,157		(2,022)	(28%)
Net interest income	4,915	3,920		995	25%
Provision (credit) for loan losses	(9)	1,487		(1,496)	(101%)
Net interest income after provision for loan losses	4,924	2,433		2,491	102%
Non-interest income	56	162		(106)	(65%)
Non-interest expenses:
Salaries and benefits	2,029	1,555		474	30%
Marketing and promotion	158	119		39	33%
Office occupancy	132	115		17	15%
Office operations and other expenses	1,357	1,153		204	18%
Foreclosed assets, net	160	(20)		180	900%
Legal and accounting	711	701		10	1%
Total non-interest expenses	4,547	3,623		924	26%
Income (loss) before provision for income taxes	433	(1,028)		1,461	142%
Provision for income taxes	16	16		0	0%
Net income (loss)	$417	$(1,044)		$1,461	140%

In 2012, we recognized net income of $417 thousand due in large part to reductions in our cost of borrowings from financial institutions and a $1.5 million decline in our provision for loan losses as compared to 2011.  As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2012, as compared to 2011 were:

•
a credit for loan losses of $9 thousand for 2012 as compared to provisions of $1.5 million for 2011, primarily resulting from the sale of two impaired loans at a price greater than our net investment in those loans and the stabilization of our loan portfolio, leading to no new impaired loans that require significant reserves;

•	total interest income on our mortgage loan investments declined by $1.1 million in 2012, a 10% decline, primarily resulting from a $13.5 million decrease in our mortgage loan investments;

•
net interest income increased by 25% in 2012, primarily resulting from completing a refinancing transaction in  2011 which reduced our borrowing rates from a weighted average rate of 4.0% to 2.5% on approximately $110 million that we owed on our credit facilities;

•	our borrowing costs on our investor debt securities declined by 7% due to the $6.5 million decrease in the total of our outstanding investor debt securities;

•	we were unable to sell any loan participations in 2012, thereby resulting in a $106 thousand decrease in non-interest income that we earned in 2011;

•
we incurred a 30% increase in salary and benefits expenses as we hired staff for our broker-dealer subsidiary and transitioned from selling investor debt securities through Company employees to a more robust platform that relies on MP Securities to sell investor debt securities, mutual funds and investment products; and

•
we incurred a 26% increase in non-interest expenses primarily due to costs incurred in managing our real estate owned assets, legal fees and expenses incurred to protect our investments made in several impaired loans and regulatory related costs associated with obtaining approval from FINRA to permit MP Securities to sell our Class A Notes.

Interest income on our mortgage loan investments decreased by 10% from 2011.  This corresponds to the 10% decrease in the average balance of our interest-earning loans of $168.5 million for the year ended December 31, 2011, as compared to $151.8 million for the year ended December 31, 2012.  While the outstanding balance due on our non-accrual loans declined by $4.6 million for 2012 as compared to 2011, we recorded $379 thousand of interest payments we received against the principal balance of these collateral-dependent impaired loans instead of reporting the payments as interest income in 2012.  In 2011, we recorded $275 thousand in interest payments against the principal balances of our collateral-dependent impaired loans. Interest income recognized on interest-bearing accounts with other financial institutions increased as our average cash balance rose from $7.5 million in 2011 to $13.2 million in 2012.

Interest expense on our borrowings decreased substantially during the year due to the refinancing transaction we completed with the NCUA in November, 2011.  The weighted average interest rate paid on the NCUA credit facilities decreased from 4.0% for the year ended December 31, 2011 to 2.5% for the year ended December 31, 2012.  While the weighted average interest rates of our investor notes stayed fairly constant, the average balance of our notes decreased from $60.9 million for 2011 to $57.0 million in 2012, causing the interest expense on investor notes to decrease by $177 thousand.  Even though interest income decreased by 10%, net interest income increased by $995 thousand in 2012 as compared to 2011, primarily due to lower borrowing costs in 2012.

We had a credit for loan losses of $9 thousand for the year ended December 31, 2012 as compared to a provision of $1.5 million for the year ended December 31. In 2011, we recorded $1.6 in additional reserves on four collateral-dependent impaired loans after management concluded that there had been a material decrease in the value of the real estate that secured these loans.  For 2012, we did not incur a material decrease in the value of the real estate properties that secured our collateral-dependent impaired loans.  As a result, we recorded no additional reserved for loan losses on these loans.  While we increased reserves on several of our troubled debt restructurings based on new estimates of future cash flows, these provisions were offset by a $265 thousand credit that was taken when we sold two impaired loans in May 2012 at a price greater than our carrying value of the loan.  As a result of reduced interest expense and $1.4 million reduction in our provision for loan losses, net interest income after provision for loan losses increased by 97% for the year ended December 31, 2012 over the year ended December 31, 2011.

We received other income of $56 thousand in the year ended December 31, 2012 which is a decrease of $106 thousand from the year ended December 31, 2011.  We recognized $21 thousand in additional servicing fee income as we serviced the loan participations we sold in 2011 for an entire year.  However, we sold no loan participations during 2012 as we did in 2011, and our gains on loan sales decreased by $132 thousand.

Our non-interest expenses for the year ended December 31, 2012 increased by 26% from the year ended December 31, 2011. Salaries and benefits expenses increased by $474 thousand as we experienced a full year from the four additional employees we hired in 2011 to help manage and grow our loan portfolio.  In 2012, we hired two new employees to work for our wholly-owned broker-dealer as well as another staff member to assist in loan servicing. With the Board of Managers approval, management also approved $116 thousand in bonuses for the year ended December 31, 2012, while no bonuses were approved for 2011. Marketing expenses increased by $39 thousand as we engaged in new marketing efforts through our broker-dealer to sell our debt securities and through our lending department to originate new loans.  Office operation expenses increased by $204 thousand primarily due to $33 thousand in additional human resources costs related to our new staff members, $31 thousand in additional insurance costs due to rising premiums, and $52 thousand in additional expenses related to managing our delinquent loans.

Net expenses related to foreclosed assets increased by $180 thousand during 2012.  We acquired three new real estate assets during 2012, and while this caused rental income from foreclosed assets to increase by $30 thousand, the costs of managing foreclosed assets increased by $74 thousand.  We also recorded a $136 thousand valuation allowance on one of the properties.  Finally, legal and consulting related costs increased by $10 thousand in 2012. While we incurred $150 thousand less in consulting services related to the refinancing of our bank borrowings in 2011, we had $122 thousand in additional legal expenses and filing fees in 2012 resulting from efforts to launch MP Securities and obtain approval for it to sell our Class A Notes. We also experienced $22 thousand in additional audit fees due to the increased regulatory and reporting obligations of our operations primarily related to the broker-dealer.  While we incurred significant additional legal fees and expenses in 2012 resulting from the launch of MP Securities and obtaining approval for it to sell our Class A Notes, we believe most of these costs are non-recurring in nature.

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

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the year ended December 31,
	(Dollars in Thousands)

	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,218	$137	1.04%	$7,545	$88	1.17%
Interest-earning loans [1]	151,804	9,913	6.53%	168,539	10,989	6.52%
Total interest-earning assets	165,022	10,050	6.09%	176,084	11,077	6.29%

Non-interest-earning assets	9,485	--	--	10,791	--	--
Total Assets	174,507	10,050	5.76%	186,875	11,077	5.93%

Liabilities:
Public offering notes – Class A	44,620	1,820	4.08%	46,186	1,891	4.09%
Public offering notes – Alpha Class	3,670	204	5.56%	4,991	287	5.75%
Special offering notes	8,454	387	4.58%	9,088	379	4.17%
International notes	220	9	4.09%	171	8	4.68%
Subordinated notes	6	*	5.73%	506	32	6.32%
Secured notes	31	1	2.53%	--	--	--
Borrowings from financial institutions	107,210	2,714	2.53%	114,799	4,560	3.97%

Total interest-bearing liabilities	$164,211	5,135	3.13%	$175,741	7,157	4.07%

Net interest income		$4,915			$3,920
Net interest margin [2]			2.83%			2.10%

[1] Loans are net of deferred fees and loan discounts
[2] Net interest margin is equal to net interest income as a percentage of average total assets. * Represents amounts less than $0.5 thousand.

Average interest-earning assets decreased to $165.0 million during the year ended December 31, 2012, from $176.1 million, a decrease of $11.1 million or 6%. The average yield on these assets decreased to 6.09% for the year ended December 31, 2012 from 6.29% for the year ended December 31, 2011.  This decrease is related entirely to the composition of our interest-earning assets.  In 2011, interest-earning accounts with other financial institutions, which earned average yields of 1.17%, only comprised 4% of our interest-earning assets.  In 2012, as we sought to increase our liquidity, the average balance of our interest-earning accounts with other financial institutions increased to $13.2 million, which comprised 8% of our total interest-earning assets.  This shift in the balance of assets caused the decrease in the average yield of both our interest-earning assets and total assets.

Average interest-bearing liabilities, consisting primarily of investor and credit facility notes payable, decreased to $164.2 million during the year ended December 31, 2012, from $175.7 million during 2011. The average rate paid on these notes decreased to 3.13% for the year ended December 31, 2012, from 4.07% for 2011. The decrease in the rate paid on interest-bearing liabilities was the result of refinancing our Members United and WesCorp credit facilities in November 2011 which reduced our average borrowing rate of 3.97% to an average rate of 2.53%.  The average rate paid on our investor notes remained stable in total, as the average rates on our Class A Notes, which comprise a significant portion of our total notes, only decreased by one basis point.

Net interest income for the year ended December 31, 2012 was $4.9 million, which was an increase of $995 thousand, or 25% from the prior year. The net interest margin increased 72 basis points to 2.82% for the year ended December 31, 2012, as compared to 2.10% for 2011.  This increase was mainly related to the decrease in interest rates paid on borrowings on our credit facilities.

	Distribution, Rate and Yield Analysis of Net Interest Income (Dollars in thousands) For the Years Ended December 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$7,545	$88	1.17%	$9,631	$118	1.23%
Total loans [1]	168,539	10,989	6.52%	195,967	11,918	6.08%
Total interest-earning assets	176,084	11,077	6.29%	205,598	12,036	5.85%

Liabilities:
Public offering notes – Alpha Class	4,991	287	5.75%	$8,036	$443	5.44%
Public offering notes –Class A	46,186	1,891	4.09%	47,180	1,858	3.94%
Special offering notes	9,088	379	4.17%	8,206	329	4.01%
International notes	171	8	4.68%	319	14	4.39%
Subordinated notes	506	32	6.32%	2,755	192	6.97%
Financial institutions borrowings	114,799	4,560	3.97%	124,793	5,370	4.30%

Total interest-bearing liabilities	$175,741	7,157	4.07%	$191,289	$8,206	4.29%

Net interest income		$3,920			$3,830
Net interest margin [2]			2.10%			1.86%

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income (dollars in thousands)

	Year Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to Change in
Increase in Interest Income:	Volume	Rate	Total
Interest-earning account with other financial institutions	$60	$(11)	$49
Total loans	(1,109)	33	(1,076)
	$(1,049)	$22	$(1,027)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(64)	(7)	(71)
Public offering notes – Alpha Class	(74)	(9)	(83)
Special offering notes	(27)	35	8
International notes	2	(1)	1
Subordinated notes	(29)	(3)	(32)
Secured notes	1	--	1
Lines of credit and other borrowings	(284)	(1,562)	(1,846)
	$(475)	$(1,547)	$(2,022)
Change in net interest income	$(574)	$1,569	$995

Rate/Volume Analysis of Net Interest Income (dollars in thousands)

	Year Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to Change in
Increase in Interest Income:	Volume	Rate	Total
Interest-earning account with other financial institutions	$(25)	$(5)	$(30)
Total loans	(841)	(88)	(929)
	$(866)	$(93)	$(959)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(40)	73	33
Public offering notes – Alpha Class	(174)	18	(156)
Special offering notes	36	14	50
International notes	(6)	--	(6)
Subordinated notes	(144)	(16)	(160)
Lines of credit and other borrowings	(413)	(397)	(810)
	$(741)	$(308)	$(1,049)
Change in net interest income	$(125)	$215	$90

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

Several factors led to the sharp decline in provision for loan loss expense and the decrease in the balance of our allowance for loan losses for the year ended December 31, 2012.  During 2012, the delinquency rate on our mortgage loan investments decreased from 7.5% to 2.2%.  We also sold two impaired loans that carried approximately $300 thousand in reserves, and we did not experience significant declines in the value of the real properties that served as collateral on any of our collateral-dependent loans.  Despite the decrease in the total principal balance of our loan portfolio, we slightly increased our general reserves as a result of the analysis of our stratified portfolio we began doing in March 2012. In performing this analysis, we increased the risk factors substantially for loans rated as “Watch,” particularly those factors that address the risk of potential charge-offs, impairment, delinquency, modification and losses due to the decline in commercial real estate values.  We also recorded several specific reserves on our non-collateral-dependent loans in 2012 based on new estimates of the present value of future cash flows.  For 2012, we recorded a credit for loan losses of $9 thousand.

The activity in the allowance for loan losses for the years ended December 31, 2012 and 2011 was as follows:

	(dollars in thousands)
	2012	2011

Balance, beginning of year	$4,127	$3,997
Provision (credit) for loan losses	(9)	1,487
Accretion of allowance related to restructured loans	(66)	(78)
Charge-offs	(47)	(1,279)

Balance, end of year	$4,005	$4,127

Impaired Loans

As of December 31, 2012 and 2011, the principal balances of impaired loans were as follows:

	(dollars in thousands)
	2012	2011

Impaired loans with an allowance for loan losses	$11,128	$18,168
Impaired loans for which there is no related allowance for loan losses	7,431	4,774

Total impaired loans	$18,559	$22,942

Allowance for loan losses related to impaired loans	$2,987	$3,064

Total non-accrual loans	$18,338	$22,942
Total loans past due 90 days or more and still accruing	$--	$--

Information about impaired loans for the years ended December 31, 2012 and 2011, is as follows:
	(dollars in thousands)
	2012	2011

Average investment in impaired loans	$18,245	$22,085

Interest income recognized on impaired loans	$482	$498
Interest income recognized on impaired loans attributable to their change in present value	66	78
Total interest income recognized on impaired loans	$548	$576

No additional funds were committed to be advanced in connection with impaired loans as of December 31, 2012.

Cash and Cash Equivalents

We experienced a decrease in our cash during the twelve months ended December 31, 2012 in the amount of $1.1 million, as compared to a net increase of $4.1 million for the twelve months ended December 31, 2011. This decrease is related primarily to the increase in loan purchases and originations in 2012 as compared to the previous year.  In addition, several ministries made withdrawals from their investor notes in order to fund real estate purchases and improvement of their worship facilities during the fourth quarter of 2012.

Net cash provided by operating activities totaled $896 thousand for the twelve months ended December 31, 2012, an increase of $829 thousand from $67 thousand provided by operating activities during the twelve months ended December 31, 2011.  This is related primarily to an increase in net income for the year as well as an increase in other liabilities related to accrued bonuses and one large accrued payable recorded at the end of 2012.

Net cash provided by investing activities totaled $11.4 million during the twelve months ended December 31, 2012, compared to $19.2 million provided during the twelve months ended December 31, 2011, a decrease of $7.8 million. This difference is attributable to a lack of loan sales during 2012 as well as an increase in loan purchases from $2.0 million in 2011 to $12.4 million in 2012 and an increase in loan originations from $4.3 million in 2011 to $9.8 million in 2012 as our lending team worked to replace loans that were paid off or sold.

Net cash used in financing activities totaled $13.4 million for the twelve-month period in 2012, an increase of $1.7 million from $15.1 million used in financing activities during the twelve months ended December 31, 2011.  While we experienced $3.4 million more in notes payable paydowns in 2012, we paid down $5.1 million fewer in borrowings from financial institutions due to the principal payments we were required to make on our MU Credit Facility in 2011.

Liquidity and Capital Resources

We rely on cash generated from our operations, cash reserves and proceeds from the sale of investor notes to meet our obligations as they arise.  From time to time, we also generate funds from the sale of mortgage loans and loan participations and raise additional capital through the sale of debt and equity securities.  In addition, we have begun to raise funds through the generation of non-interest income, chiefly commissions on securities sales, by our wholly-owned broker-dealer, MP Securities.  We require cash to originate and acquire new mortgage loans, repay indebtedness, make interest payments to our note investors and pay expenses related to our general business operations.  We intend to continue our current liquidity plan which relies primarily on cash generated by operations, cash reserves and proceeds from the sale of debt securities.  However, we intend to supplement this liquidity plan by expanding our loan participation sales as well as through the generation of additional sources of non-interest income.

Our management regularly prepares liquidity forecasts which we rely upon to ensure that we have adequate liquidity to conduct our business.  While we believe that these expected cash inflows and outflows are reasonable, we cannot assure you that our forecasts or assumptions will prove to be accurate, particularly in this volatile credit and financial environment.  While our liquidity sources that include cash, reserves and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets and raise additional debt or equity capital is less certain and less immediate.

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

Historically, we have experienced high rates of repeat investments or renewals by our debt security investors when their debt securities mature.  During 2009 and 2008, for example, 79% and 76%, respectively, of our note investors renewed their investment.  In 2010, the rate dropped to 57% of our note holders who purchased new debt securities.  For the year 2011, 73% of note holders purchased new investments. However, in 2012, this renewal rate fell to 45% as we temporarily suspended the sale of our Class A Notes while we awaited an order of effectiveness for our registration statement from the SEC and a “no objections” letter from FINRA that would allow the notes to be sold by our wholly-owned subsidiary, MP Securities.  We received the “no objections” letter on September 24, 2012 and the order of effectiveness from the SEC on October 11, 2012.  While we are now able to distribute Class A Notes through MP Securities, these note sales are subject to certain suitability requirements that restrict the ability of some of our current investors to renew or make investments in our Class A Notes.  In response, we have begun to develop other investment products, including private offerings of debt securities, and, through MP Securities, the sale of off-balance sheet investment products that generate commission income.

Should sources of capital from the sale of our debt securities prove insufficient to fund our operations and obligations, we also own a portfolio of performing mortgage loans and believe that we can generate additional liquidity through the sale of participation interests and mortgage loan assets to make payments on our credit facilities, pay interest to our note investors and pay operating expenses.

We base this belief on the size and quality of our mortgage loan portfolio and on our management’s experience in finding purchasers for those loans on a timely basis.  However, any sales transactions are dependent on and subject to market and economic conditions and our ability to consummate an acceptable purchase commitment.  In addition, sales transactions could only be consummated if our loan balance after the transaction would continue to meet the minimum collateralization requirements of our credit facilities held with the NCUA.  In order to enhance our ability to meet these requirements, we are currently discussing with a small number of financial institutions the possibility of obtaining an additional credit facility that would provide short-term financing for the funding of new loans which we would then offer for sale in the participation market.  We are seeking to increase the sale of secured and unsecured debt securities and partner with other credit unions that may have an interest in originating or investing in new business loans that are made to churches and ministries that meet our underwriting guidelines.  By developing new financing resources such as loan participations and institutional financing arrangements, we believe that we can attract new capital while generating profitable returns.

Credit Facilities Developments

As of December 31, 2012, our credit facilities’ commitments, amounts available and principal amounts outstanding were as follows:

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

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the lender with interim or annual financial statements and annual and periodic reports filed with the SEC and maintain a minimum collateralization ratio of at least 128%.  If at any time we fail to maintain our required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet our obligation to maintain a minimum collateralization ratio.  As of December 31, 2012, the collateral securing the MU Credit Facility had an aggregate principal balance of $104.2 million, which satisfies the minimum collateralization ratio for this facility.  As of December 31, 2012, the outstanding principal balance due on the MU Credit Facility was $81.3 million.

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

On March 20, 2009, the NCUA assumed control of WesCorp under a conservatorship proceeding initiated by the NCUA under regulations adopted under the Federal Credit Union Act.  Effective as of October 1, 2010, WesCorp was placed into liquidation by the NCUA.  Pursuant to a letter dated October 25, 2010, we were advised that our WesCorp credit facility had been transferred to the Asset Management Assistance Center (AMAC), a facility established by the NCUA.

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

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the NCUA with interim or annual financial statements and annual and periodic reports filed with the SEC and maintain a minimum collateralization ratio of at least 150%.  If at any time we fail to maintain our required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet our obligation to maintain a minimum collateralization ratio.  As of December 31, 2012, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $34.2 million, which satisfies the minimum collateralization ratio for this facility.  As of December 31, 2012, $22.5 million was outstanding on the WesCorp Credit Facility Extension.

For further information on our credit facilities, see Note 7, Borrowings from Financial Institutions, in our accompanying audited consolidated financial statements for the year ended December 31, 2012.

Investor Notes

We also rely on our investor notes to provide the funding for origination and purchase of mortgage loan assets and fund our general operations.  As of December 31, 2012, a total of $52.6 million of our investor debt securities were issued and outstanding.  For further information on our investor notes, see Note 9, Notes Payable in our accompanying audited consolidated financial statements for the year ended December 31, 2012.  Historically, we have offered investor notes under offerings registered with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May 2007.  We discontinued the sale of our Alpha Class Notes in April 2008.  As of December 31, 2012, $2.8 million of these notes remained outstanding.
In addition to our Alpha Class Notes, in April 2008, we registered with the SEC an offering of $80.0 million of new Class A Notes that consists of three series of notes, including a fixed series, flex series and variable series.  We registered an additional $100.0 million in Class A Notes with the SEC in June, 2010.  On June 24, 2011, we filed a registration statement with the SEC seeking to register an additional $75 million of our Class A Notes.

Effective as of May 15, 2012, we temporarily discontinued the sale of the Class A Notes and deregistered the securities remaining unsold under our registration statement on Form S-1, initially filed with the SEC on December 23, 2009 and declared effective on June 3, 2010.  We subsequently filed a registration statement seeking to register $75 million of our Class A Notes with the SEC.  This registration statement was declared effective as of October 11, 2012 and we have resumed the sale of our Class A Notes.  All of our Class A Notes are unsecured.  The interest rates we pay on the fixed series notes and the flex series notes are determined by reference to the “swap index”, an index that is based upon a weekly average swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the flex series notes, on the date the interest rate is reset. These notes bear interest at the swap index plus a rate spread of 1.70% to 2.50% and are issued in maturities ranging from 12 to 84 months.  The interest rates we pay on the variable series notes are determined by reference to the variable index in effect on the date the interest rate is set and bear interest at a rate of the swap index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the variable index is defined under the Class A Notes as the three month LIBOR rate.

The Class A Notes are issued under a Trust Indenture we entered into with U.S. Bank National Association.  Pursuant to the US Bank Indenture, we may issue up to a maximum of $200 million of our Class A Notes.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at December 31, 2012.  At December 31, 2012, $40.5 million of these Class A Notes were outstanding.

Of the $52.6 million in investor notes that are outstanding at December 31, 2012, $8.5 million are available to be withdrawn at any time without penalty while an additional $14.7 million will mature in 2013.  Historically, we have experienced a high rate of renewal or reinvestment by our note holders upon maturity of their notes.  In 2011 and 2010, 73% and 57%, respectively, of our note investors renewed their investments by purchasing new notes.  For the year ended December 31, 2012, largely due to the temporary suspension of our Class A Notes sales for six months, only 45% of our note investors renewed their investments.  While no assurances can be given that we will be able to restore investments made by repeat investors to pre-2012 rates, we believe the historical record of repeat purchasers by our debt security investors supports our confidence in the future viability of our investor note program.

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

The MU Credit Facility and WesCorp Credit Facility Extension agreements contain a number of standard borrowing covenants, including affirmative covenants to maintain good and indefeasible title to the pledged collateral free and clear of all liens, to maintain a lockbox for the benefit of the lender to collect payments from borrowers on the collateral notes and comply with customary covenants for a transaction of this nature.  In addition, unless otherwise waived by the NCUA, we may not renew or extend an underlying mortgage loan unless a recent appraisal is completed for such mortgaged property, the loan continues to be amortized over the same period as the prior note and requires the borrower to submit quarterly financial statements in the event the borrower has negative annual net income or a debt service coverage ratio of less than 1.0 to 1.0.  We are in compliance with these covenants as of December 31, 2012.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Market Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices.  Our market risk exposure primarily consists of interest rate risk, which is mitigated by policies and procedures which monitor and limit our earnings and balance sheet exposure to changes in interest rates.  In the past, we have also utilized various financial hedging instruments such as interest rate swaps and interest rate caps which allow us to diminish some of our interest rate risk associated with some of our variable rate assets and liabilities. Further, we do not have any exposure to currency exchange rates.  Our earnings depend primarily upon the difference between the income we receive from our interest earning assets and our cost of funds, principally interest expense incurred on interest-bearing liabilities.  Interest rates charged on our loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors.  In turn, these factors are influenced by general economic conditions and other constraints beyond our control such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions, and the actions of the Federal Reserve Board.

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

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of our statement of condition in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates.  We have adopted formal policies and standard industry practices to monitor and manage interest rate risk exposure.  As part of this effort, we construct interest rate risk scenarios utilizing an asset/liability program from a third party provider of financial data monitoring and reporting systems, enabling us to better manage economic risk and interest rate risk.

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

In connection with the above-mentioned strategy, we simulate the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon.  Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under a 200 basis point increase in the interest rates as of December 31, 2012:

(dollars in thousands)
Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin

+ 200	$5,769	$885	18.11%	3.34%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments.  The above profile illustrates that, if there were an immediate and sustained increase of 200 basis points in interest rates, our net interest income would increase by $885 thousand over the “base case” (i.e., no interest rate change) and our net interest margin would increase from 2.83% to 3.34%.  This shows that our net interest income would be expected to increase significantly under a 200 basis point rise.  Our net interest margin will increase substantially if rates rise.  We did not consider a decrease in interest rates in our analysis as interest rates are at historically low levels and no further decrease can be reasonably anticipated.  Based upon the review of management and our Board, we consider the results indicated by the report to be acceptable.

The following table sets forth our maturity gap for interest-earning assets and interest-bearing liabilities as of the period indicated.  For purposes of the following table, an asset or liability is considered to mature based on its contractual terms.  Actual payment patterns may differ from contractual payment patterns.

Maturity Analysis as of December 31, 2012 Amounts Subject to Maturity Within (dollars in thousands)
	Year 1	Year 2	Year 3	Year 4	Year 5	After 5 Years	Non Maturity	Total
Assets
Cash with financial institutions	$10,068							10,068
Loans, net of deferred fees	70,066	14,434	17,283	15,030	13,109	27,108		157,030
Allowance for loan losses and loan discount							(4,602)	(4,602)
Noninterest earning assets							4,149	4,149
Total assets	80,134	14,434	17,283	15,030	13,109	27,108	(453)	166,645

Liabilities
Borrowings from financial institutions	3,402	3,489	3,578	3,663	3,762	85,939		103,833
Notes payable	23,144	11,397	8,281	5,413	3,496	833		52,564
Other liabilities	--						700	700
Members’ equity	--						9,548	9,548

Total liabilities and members’ equity	26,546	14,886	11,859	9,076	7,258	86,772	10,248	166,645

Maturity gap	53,588	(452)	5,424	5,954	5,851	(59,664)	(10,701)	--
Cumulative maturity gap	53,588	53,136	58,560	64,514	70,365	10,701	--	--

The preceding table indicates that we have a positive one-year cumulative gap of $53.6 million at December 31, 2012.  This indicates that the funds expected to become available in the next year due to maturing assets are greater than the interest-bearing liabilities coming due in the next year.  Certain notes payable have contractual maturities of 72 months but can be withdrawn in whole or in part at any time prior to maturity without restriction.  In our experience, investors tend not to withdraw these notes prior to maturity.  Nonetheless, for purposes of the maturity analysis above, these notes are included in the Year 1 maturity column.

When an increase in interest rates will help the entity and a decrease in interest rates will hurt the entity, the entity is considered to be asset sensitive.  Currently, our balance sheet is asset sensitive as the amount of assets maturing is greater than the amount of liabilities maturing over the next year.  In the view of management, this sensitivity will not have a material adverse impact on the Company’s financial position and results of operations for 2013.

Item 8.                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Table of Contents
Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F7-F41

Report of Independent Registered Public Accounting Firm

To The Members
Ministry Partners Investment Company, LLC
Brea, California

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and subsidiaries (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Company, LLC and subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Glendale, California
March 29, 2013

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollars in Thousands except for Unit Data)

Assets	2012	2011
Cash	$10,068	$11,167
Loans, net of allowance for loan losses of $4,005
and $4,127 at December 31, 2012 and 2011, respectively	152,428	165,355
Accrued interest receivable	672	725
Property and equipment, net	216	303
Debt issuance costs	95	104
Foreclosed assets	2,914	1,374
Other assets	252	253
Total assets	$166,645	$179,281
Liabilities and Equity
Liabilities
Borrowings from financial institutions	$103,833	$110,280
Notes payable	52,564	59,030
Accrued interest payable	7	15
Other liabilities	693	478
Total liabilities	157,097	169,803

Commitments and contingencies (Note 8)
Members' equity
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and
outstanding at December 31, 2012 and 2011 (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and	1,509	1,509
outstanding at December 31, 2012 and 2011
Accumulated deficit	(3,676)	(3,746)
Total equity	9,548	9,478
Total liabilities and equity	$166,645	$179,281

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2012 and 2011
(Dollars in Thousands)

	2012	2011
Interest income
Loans	$9,913	$10,989
Interest on interest-bearing accounts	137	88

Total interest income	10,050	11,077

Interest expense
Borrowings from financial institutions	2,715	4,560
Notes payable	2,420	2,597

Total interest expense	5,135	7,157

Net interest income	4,915	3,920

Provision (credit) for loan losses	(9)	1,487

Net interest income after provision for loan losses	4,924	2,433

Non-interest income	56	162

Non-interest expenses
Salaries and benefits	2,029	1,555
Marketing and promotion	158	119
Office occupancy	132	115
Office operations and other expenses	1,357	1,153
Foreclosed assets, net	160	(20)
Legal and accounting	711	701

Total non-interest expenses	4,547	3,623

Income (loss) before provision for income taxes and state fees	433	(1,028)

Provision for income taxes and state fees	16	16

Net income (loss)	$417	$(1,044)

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Statements of Equity
Years Ended December 31, 2012 and 2011
(Dollars in Thousands)

	Series A Preferred Units		Class A Common Units
	Number of Units	Amount	Number of Units	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2010	117,600	$11,760	146,522	$1,509	$(2,327)	$(80)	$10,862
Net loss	--	--	--	--	(1,044)	--	(1,044)
Reclassification of comprehensive income related to interest rate caps	--	--	--	--	(48)	80	32
Purchase of preferred units	(500)	(45)	--	--	--	--	(45)
Dividends on preferred units	--	--	--	--	(327)	--	(327)

Balance, December 31, 2011	117,100	11,715	146,522	1,509	(3,746)	--	9,478
Net income	--	--	--	--	417	--	417
Dividends on preferred units	--	--	--	--	(347)	--	(347)

Balance, December 31, 2012	117,100	$11,715	146,522	$1,509	$(3,676)	$--	$9,548

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011
(Dollars in Thousands)

	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$417	$(1,044)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	127	119
Provision (credit) for loan losses	(9)	1,487
Provision for foreclosed asset losses	136	--
Amortization of deferred loan fees	(131)	(158)
Amortization of debt issuance costs	167	352
Accretion of allowances for loan losses on
restructured loans	(66)	(78)
Accretion of loan discount	(6)	(17)
Gain on sale of loans	--	(132)
Net change in:
Accrued interest receivable	53	17
Other assets	1	(106)
Other liabilities and accrued interest payable	207	(373)
Net cash provided by operating activities	896	67
Cash Flows from Investing Activities
Loan purchases	(12,397)	(1,955)
Loan originations	(9,795)	(4,273)
Loan sales	2,425	9,698
Loan principal collections, net	31,230	15,716
Purchase of property and equipment	(40)	(23)
Net cash provided by investing activities	11,423	19,163
Cash Flows from Financing Activities
Net change in borrowings from financial institutions	(6,447)	(11,529)
Net change in notes payable	(6,467)	(3,073)
Debt issuance costs	(158)	(178)
Dividends paid on preferred units	(346)	(316)
Purchase of preferred units	--	(45)

Net cash used in financing activities	(13,418)	(15,141)
Net increase (decrease) in cash	(1,099)	4,089
Cash at beginning of year	11,167	7,078
Cash at end of year	$10,068	$11,167
Supplemental Disclosures of Cash Flow Information
Interest paid	$5,143	$7,311
Income taxes paid	14	15
Non-cash activities:
Transfer of loans to foreclosed assets	1,676	1,374

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Note 1.	Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company (“LLC”) on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  The Asset Management Assistance Center owns only preferred units, while the credit unions own both common and preferred units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  Historically, most of the Company’s loans have been purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. The Company also purchases loans from other credit unions. In addition, the Company originates church and ministry loans independently. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 33 states, with the largest number of loans made to California borrowers.

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

On November 13, 2009, the Company formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty will provide loan brokerage and other real estate services to churches and ministries in connection with the Company’s mortgage financing activities. On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker. MP Realty did not provide any services in 2011 or 2012.

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  Effective as of July 14, 2010, MP Securities was qualified to transact business in the State of California.  Effective as of March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. In May of 2012, MP Securities began selling Secured Investment Certificates on behalf of the Company.  On September 24, 2012, MP Securities received a no objection letter from FINRA, thereby authorizing the Company to act as a selling agent for the Company’s Class A Notes offering that is offered under a registration statement declared effective by the U.S. Securities and Exchange Commission (“SEC”) on October 11, 2012.  In November 2012, MP Securities also began selling investments in mutual funds.  In addition to serving as a selling agent for the Company’s Class A Notes and other debt securities, MP Securities will distribute debt securities issued by religious organizations, as well as by business members of credit unions it serves and act as a selling agent in placing mortgage backed business loans made by credit unions to institutional investors.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of December 31, 2012 and 2011.

Through midnight on December 31, 2012, all of the Company’s cash held at credit unions was insured by the National Credit Union Insurance Fund, while all cash held at other financial institutions was insured by the Federal Deposit Insurance Corporation (“FDIC”).  This unlimited insurance expired on January 1, 2013.  The Company maintains cash that may exceed insured limits after December 31, 2012.  The Company does not expect to incur losses in its cash accounts.

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

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs, and loan discounts. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees and costs are deferred and recognized as an adjustment to the related loan yield using the interest method.  Loan discounts represent interest accrued and unpaid which has been added to loan principal balances at the time the loan was restructured.  Loan discounts are accreted to interest income over the term of the restructured loan once the loan is deemed fully collectible and is no longer considered impaired.  Loan discounts also represent the difference between the purchase price of loans we purchased from a third party and the recorded principal balance of the loan.  These discounts are accreted to interest income over the term of the loan using the interest method.  Discounts are not accreted to income for impaired loans.

The accrual of interest is discontinued at the time a loan is 90 days past due. Accrual of interest can be discontinued prior to delinquency if management determines the loan is impaired.  Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.  When the Company modifies the terms of a loan for a borrower that is experiencing financial difficulties, a troubled debt restructuring is deemed to have occurred and the loan is classified as impaired.  Loans or portions thereof are charged off when they are determined by management to be uncollectible.  Uncollectability is evaluated periodically on all loans classified as “Loans of Lesser Quality.”  As the Company has an established practice of working to explore every possible means of repayment with its borrowers, it has historically not charged off a loan until just prior to the completion of the foreclosure process.  Among other variables, management will consider factors such as the financial condition of the borrower, and the value of the underlying collateral in assessing uncollectability.

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

Loans that are renewed at below-market terms are considered to be troubled debt restructurings if the below-market terms represent a concession due to the borrower’s troubled financial condition. Troubled debt restructurings are classified as impaired loans and are measured at the present value of estimated future cash flows using the loan's effective rate at inception of the loan. The change in the present value of cash flows attributable to the passage of time is reported as interest income.  If the loan is considered to be collateral-dependent, impairment is measured based on the fair value of the collateral.

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

Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost.  After foreclosure, valuations are periodically performed by management, and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal.  Any write-down to fair value just prior to the transfer to foreclosed assets is charged to the allowance for loan losses.  The Company’s real estate assets acquired through foreclosure or other proceedings are evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the varying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.

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

Debt Issuance Costs

Debt issuance costs are related to borrowings from financial institutions as well as public offerings of unsecured notes, and are amortized into interest expense over the contractual terms of the debt using the straight-line method.

Income Taxes

The Company has elected to be treated as a partnership for income tax purposes. Therefore, income and expenses of the Company are passed through to its members for tax reporting purposes. The Company is subject to a California gross receipts fee of approximately $12,000 per year.  The Company’s subsidiaries are LLCs except for MP Realty, a California corporation.  MP Realty incurred a tax loss for the years ended December 31, 2012 and 2011, and recorded a provision of $800 per year for the state minimum franchise tax.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair values or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual periods beginning on or after December 15, 2011. Adoption of this guidance did not have any impact on the financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present components of other comprehensive income as part of the statement of changes in members’ equity. The update requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach. The adoption oof this amendment will change the presentation of the components of comprehensive income as part of the consolidated statement of stockholders’ equity. The amendment is effective for fiscal and interim periods beginning after December 15, 2011. Adoption of this guidance did not have an impact on the consolidated financial statements.

In December 2011, the FASB issued new guidance Accounting Standards Update (“ASU”) No. 2011-11. “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This new guidance requires expanded information about financial instruments or derivatives that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar arrangement. The new guidance does not change existing offsetting criteria in U.S. GAAP or the permitted balance sheet presentation for items meeting the criteria. The new disclosure requirements in the ASU are intended to enhance comparability between financial statements prepared using U.S. GAAP and those prepared using International Financial Reporting Standards (“IFRS”). The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Note 2.	Related Party Transactions

The Company maintains most of its cash at ECCU. Total funds held with ECCU were $9.5 million and $10.9 million at December 31, 2012 and 2011, respectively. Interest earned on these funds totaled approximately $136.6 thousand and $86.7 thousand for the years ended December 31, 2012 and 2011, respectively.

The Company leases physical facilities from ECCU pursuant to an Office Lease dated November 4, 2009, and purchases other services from ECCU. Charges of approximately $118.2 thousand and $116.0 thousand for the years ended December 31, 2012 and 2011, respectively, were made for these services. All of these charges are included in Office Occupancy or Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

From time to time, the Company purchases mortgage loans, including loan participation interests, from ECCU, our largest equity owner.  The Company purchased $5.1 million of loans from ECCU during the year ended December 31, 2012.  The Company did not purchase any loans from ECCU during the year ended December 31, 2011.  The Company recognized $4.5 million and $7.3 million of interest income on loans purchased from ECCU during the years ended December 31, 2012 and 2011, respectively.  ECCU currently acts as the servicer for 59 of the 123 loans in the Company’s loan portfolio.  Per the loan servicing agreement with ECCU, a servicing fee of 50 to 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are 50 to 75 basis points lower than the loan’s contractual rate.  On loan participation interests purchased from ECCU, the Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  The pass-through rates are up to 100 basis points lower than the contractual loan rate.  At December 31, 2012 and 2011, the Company’s investment in wholly-owned loans serviced by ECCU totaled $32.6 million and $78.6 million, respectively.  At December 31, 2012 and 2011, the Company’s investment in loan participations serviced by ECCU totaled $43.5 million and $46.9 million, respectively.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  These fees amounted to approximately $1 and $4 thousand during the years ended December 31, 2012 and 2011, respectively.

ECCU has from time to time repurchased from the Company fractional participations in the loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with NCUA rules when participations in those loans were sold to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  No gain or loss was incurred on these sales.  On December 28, 2011, the Company entered into a Loan Purchase Agreement with ECCU.  ECCU agreed to repurchase two mortgage loan interests for a cash purchase price of $4.5 million and transfer a 1% participation interest in a first deed of trust and all of a second deed of trust in a third loan, which resulted in the Company holding a 100% interest in the loan.  Pursuant to the terms of the Loan Purchase Agreement, the Company agreed to grant a partial release, waiver, and discharge of certain claims.  No whole loans or loan participations were sold to ECCU during the year ended December 31, 2012.

A member of the Company’s Board of Managers, R. Michael Lee, serves as Vice President Member Relations, Midwest Region, of Alloya Corporate Federal Credit Union (“Alloya”).  The Company has $92 thousand on deposit with Alloya as of December 31, 2012.

From time to time, managers and management have purchased investor notes from the Company.  Investor notes payable to related parties total $446 thousand and $317 thousand at December 31, 2012 and 2011, respectively.

Note 3.         Loans

All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2021. The loans earn interest at rates between 4.60% and 10.50%, with a weighted average yield of 6.36% as of December 31, 2012.  A summary of loans as of December 31 follows (dollars in thousands):

	2012	2011
Loans to evangelical churches and
related organizations:
Real estate secured	$157,324	$170,455
Unsecured	72	465

Total Loans	$157,396	$170,920

Deferred loan fees, net	(366)	(188)
Loan discount	(597)	(1,250)
Allowance for loan losses	(4,005)	(4,127)

Loans, net	$152,428	$165,355

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

	Loans and Allowance for Loan Losses (by segment) As of
	December 31, 2012	December 31, 2011

Loans:

Individually evaluated
for impairment	$18,559	$22,942

Collectively
evaluated for impairment	$138,837	$147,978

Balance	$157,396	$170,920

Allowance for loan losses:

Individually evaluated
for impairment	$2,987	$3,064

Collectively
evaluated for impairment	$1,018	$1,063

Balance	$4,005	$4,127

Allowance for Loan Losses

During the year ended December 31, 2012, the Company recorded $47 thousand in partial charge offs on two loans, including $12 thousand charged off on a participation loan foreclosed on by ECCU.

In addition, on May 15, 2012, the Company entered into a Loan Purchase Agreement with Trinity Pacific Investments and Trinity Pacific OC involving two mortgage loan interests which were the subject of foreclosure proceedings.  In exchange for transferring all rights, title and interest in these two mortgage loan interests, the Company received $2.4 million in cash and was relieved of any further obligations regarding the mortgage loan interests sold. Both loans were considered impaired.  The recorded investment in these loans was $2.5 million after discounts.  The loans also carried a total of $300 thousand in specific reserves that had been recorded in prior periods and set aside as an allowance for loan losses.  A total of $35 thousand of these specific reserves were charged off against the Company’s allowance for loan losses, and reversed the remaining $265 thousand of specific reserves related to these two loans.

Management believes that the allowance for loan losses as of December 31, 2012 and 2011 is appropriate. Changes in the allowance for loan losses by loan portfolio segment (church loans) as of and for the years ended December 31 are summarized as follows (dollars in thousands):

	2012	2011
Balance, beginning of year	$4,127	$3,997
Provision (credit) for loan losses	(9)	1,487
Charge offs	(47)	(1,279)
Accretion of allowance related to
restructured loans	(66)	(78)
Balance, end of year	$4,005	$4,127

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

The following table is a summary of the loan portfolio credit quality indicators by loan class at December 31, 2012 and 2011, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class) As of December 31, 2012
	Wholly Owned First	Wholly Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$81,316	$1,780	$39,249	$966	$123,311
Watch	11,405	3,644	4,515	-	19,564
Substandard	2,942	3,877	-	-	6,819
Doubtful	4,866	-	2,836	-	7,702
Loss	-	-	-	-	-
Total	$100,529	$9,301	$46,600	$966	$157,396

Credit Quality Indicators (by class)
As of December 31, 2011

	Wholly Owned First	Wholly Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$89,597	$8,173	$32,782	$-	$130,552
Watch	4,616	3,448	7,210	-	15,274
Substandard	3,237	3,883	4,089	1,006	12,215
Doubtful	8,091	1,155	3,633	-	12,879
Loss	-	-	-	-	-
Total	$105,541	$16,659	$47,714	$1,006	$170,920

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at December 31, 2012 and 2011 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2012

	30-59 Days	60-89 Days	Greater Than	Total		Total	Recorded Investment 90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly Owned First	$1,260	$2,129	$814	$4,203	$96,326	$100,529	$-
Wholly Owned Junior	3,865	436	-	4,301	5,000	9,301	-
Participation First	2,555	2,632	2,611	7,798	38,802	46,600	-
Participation Junior	-	-	-	-	966	966	-

Total	$7,680	$5,197	$3,425	$16,302	$141,094	$157,396	$-

Age Analysis of Past Due Loans (by class)
As of December 31, 2011

	30-59 Days	60-89 Days	Greater Than	Total		Total	Recorded Investment 90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly Owned First	$6,537	$613	$7,522	$14,672	$90,869	$105,541	$-
Wholly Owned Junior	3,448	-	1,159	4,607	12,052	16,659	-
Participation First	-	-	3,633	3,633	44,081	47,714	-
Participation Junior	-	-	-	-	1,006	1,006	-

Total	$9,985	$613	$12,314	$22,912	$148,008	$170,920	$-

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

The Company had eleven nonaccrual loans as of December 31, 2012, down from fifteen nonaccrual loans at December 31, 2011.  In June 2011 and in February 2012, the Company completed foreclosure proceedings on loan participation interests it acquired from ECCU.    In addition, on September 18, 2012, the Company entered into a Deed in Lieu of Foreclosure Agreement with one of its borrowers.  As a result of this agreement, the Company received the property securing one of its impaired mortgage loan interests.  The Company has recorded the entire outstanding amount of the loan, $959 thousand, as a real estate owned asset on its financial statements.  As the value of the collateral less estimated costs to sell is greater than the Company’s investment, no valuation allowance has been recorded on this property. Additionally, at December 31, 2012, there were two loans totaling $3.4 million that were subject to foreclosure proceedings. Management has established a reserve totaling $276 thousand for these two loans.  One loan, representing the second trust deed acquired from ECCU under the Loan Purchase Agreement described in Note 2, was written off in March 2012 as uncollectible.  However, there was no impact on our financial statements as this loan was carried at a recorded investment of zero.  As of December 31, 2012 the Company did not have any loans past due 90 days and still accruing.

The following tables are summaries of impaired loans by loan class at December 31, 2012 and 2011.  The recorded investment in impaired loans reflects the balances in the financial statements, net of loan discounts, whereas the unpaid principal balance reflects the contractual balances before application of collected interest payments toward the recorded investment (dollars in thousands):

Impaired Loans (by class)
For the Year Ended December 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly Owned First	$3,997	$4,466	$-	$4,111	$115
Wholly Owned Junior	215	221	-	216	12
Participation First	2,611	2,744	-	2,633	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly Owned First	7,339	7,860	2,595	7,444	153
Wholly Owned Junior	3,592	3,671	373	3,603	202
Participation First	225	251	19	238	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$17,979	$19,213	$2,987	$18,245	$482

Impaired Loans (by class)
For the Year Ended December 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly Owned First	$1,678	$1,685	$-	$1,691	$98
Wholly Owned Junior	-	434	-	-	-
Participation First	2,655	2,655	-	2,699	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly Owned First	11,893	12,587	1,773	12,053	254
Wholly Owned Junior	4,511	4,603	1,111	4,520	146
Participation First	978	978	180	983	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$21,715	$22,942	$3,064	$21,946	$498

A summary of nonaccrual loans by loan class at December 31, 2012 and 2011 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of December 31, 2012

Church loans:
Wholly Owned First	$11,846
Wholly Owned Junior	3,655
Participation First	2,837
Participation Junior	-

Total	$18,338

Loans on Nonaccrual Status (by class)
As of December 31, 2011

Church loans:
Wholly Owned First	$14,272
Wholly Owned Junior	5,037
Participation First	3,633
Participation Junior	-

Total	$22,942

A summary of troubled debt restructurings by loan class that were modified during the year ended December 31, 2012 and 2011 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
As of December 31, 2012

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	4	$6,782	$6,806	$6,593
Wholly-Owned Junior	2	430	430	418
Participation First	1	271	249	225
Participation Junior	-	-	-	-

Total	7	$7,483	$7,485	$7,236

Troubled Debt Restructurings (by class)
As of December 31, 2011

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	9	$15,246	$15,323	$15,214
Wholly-Owned Junior	4	4,467	4,561	4,510
Participation First	-	-	-	-
Participation Junior	-	-	-	-

Total	13	$19,713	$19,884	$19,724

For nine of the 11 restructured loans in our portfolio at December 31, 2012, unpaid accrued interest at the time of the loan restructure was added to the principal balance.  The amount of interest added was also recorded as a loan discount, which did not increase our net loan balance.  Another restructured loan represents the modified loan balance upon foreclosure on two of three underlying properties.  One loan that was restructured during the year was subsequently written off entirely.  In addition, for each of the 11 restructured loans, the interest rate was temporarily decreased.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan restructured.

A summary of troubled debt restructurings that defaulted during the years ended December 31, 2012 and 2011 is as follows (dollars in thousands):

Troubled Debt Restructurings Defaulted (by class)
For the year ended December 31, 2012

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	2	$3,256
Wholly-Owned Junior	1	420
Participation First	1	230
Participation Junior	-	-
Total:
Church loans	4	$3,906

Troubled Debt Restructurings Defaulted (by class)
For the year ended December 31, 2011

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	4	$7,194
Wholly-Owned Junior	3	4,293
Participation First	-	-
Participation Junior	-	-
Total:
Church loans	7	$11,487

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

No additional funds were committed to be advanced in connection with impaired loans, including restructured loans, as of December 31, 2012 or 2011.

Note 4.          Foreclosed Assets

Foreclosed assets consist of four properties.  One property was acquired during 2011 in satisfaction of a secured loan.  The property had a carrying value of $1.4 million at December 21, 2012 and no valuation allowance has been required for this property.  An additional two properties were acquired in February 2012 in partial satisfaction of a secured loan.  The properties had a carrying value of $581 thousand at December 31, 2012 including a valuation allowance of $136 thousand.  Finally, one property was acquired in September 2012 as a result of a Deed in Lieu of Foreclosure Agreement the Company entered into with a borrower.  The property had a carrying value of $959 thousand at December 31, 2012 and no valuation allowance has been required for this property.  The Company held $2.9 million and $1.4 million of foreclosed assets at December 31, 2012 and 2011, respectively.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands)

Allowance for Losses on Foreclosed Assets For the years ended December 31,
	2012	2011
Balance, beginning of year	$--	$--
Provision for losses	136	--
Charge-offs:	--	--
Recoveries	--	--
Balance, end of year	$136	$--

Expenses applicable to foreclosed assets include the following (dollars in thousands):

Foreclosed Asset Expenses For the years ended December 31,
	2012	2011
Net loss (gain) on sale of real estate	$--	$--
Provision for losses	136	--
Operating expenses, net of rental income	24	(20)
Balance, end of year	$160	$(20)

Note 5.          Loan Participation Sales

During the year ended December 31, 2011, the Company sold participations in two church loans totaling $5.4 million.  The Company retained servicing responsibilities in these loans, and as a result, the Company recorded servicing assets totaling $146.9 thousand, which are being amortized using the interest method.  The amortization of servicing assets is recorded as an adjustment to interest income and totaled $25.0 and $9.4 thousand for the years ended December 31, 2012 and 2011.  The Company did not sell any participation interests during the year ended December 31, 2012.

A summary of servicing assets for the year ended December 31, 2012 and 2011 is as follows (dollars in thousands:

Servicing Assets For the years ended December 31,
	2012	2011
Balance, beginning of year	$138	$--
Additions:
Servicing obligations from sale of loan participations	--	147
Subtractions:
Amortization	25	9
Balance, end of year	$113	$138

For the year ended December 31, 2011, the Company recognized gains of $132.2 thousand on the sales of loan participations.  There were no gains on loan sales for the year ended December 31, 2012.

Note 6.             Premises and Equipment

    Premises and equipment consist of the following at December 31 (dollars in thousands):

	2012	2011
Furniture and office equipment	$357	$317
Computer system	221	221
Leasehold improvements	25	25

	603	563
Less accumulated depreciation and amortization	(387)	(260)

	$216	$303

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 amounted to $127 thousand and $119 thousand, respectively.

Note 7.	Borrowings from Financial Institutions

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaces the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $81.3 million and $86.9 million at December 31, 2012 and 2011, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  At December 31, 2012 and 2011, the collateral securing the MU Credit Facility had an aggregate principal balance of $104.2 million and $111.4 million, respectively, which satisfies the minimum collateralization ratio.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of December 31, 2012 and 2011, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 30, 2009, the Company entered into a Loan and Security agreement with Western Corporate Federal Credit Union (“WesCorp”), a federally chartered credit union located in San Dimas, California.  The agreement provided for a secured $28 million term loan, referred to as the “WesCorp Facility.”  We used $24.6 million of the proceeds from the WesCorp credit facility to pay-off the credit facility with Bank of Montreal.  The WesCorp credit facility had a fixed interest rate of 3.95% and was initially secured by approximately $59.2 million of mortgage loans we previously pledged to secure a credit facility we had established with the Bank of Montreal but has been subsequently paid off.

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of December 31, 2012 and 2011, $22.5 and $23.4 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of September 30, 2012 and December 31, 2011, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $34.2 million and $35.3 million, respectively, which satisfies the minimum collateralization ratio for this facility.  As of December 31, 2012 and 2011, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Both the MU Credit Facility and WesCorp Credit Facility Extension are secured by certain of the Company’s mortgage loans previously held as collateral under the $100 Million CUSO Line and the WesCorp Facility.  Future principal paydowns of borrowings from financial institutions are as follows at December 31:

2013	$3,402
2014	3,489
2015	3,578
2016	3,663
2017	3,762
Thereafter	85,939
$103,833

In addition to regular principal payments, we also made $3.2 million in principal payments during the year ended December 31, 2012 in order to remain in compliance with the minimum collateralization ratio requirement of our credit facility borrowings.

Note 8.	Commitments and Contingencies

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2012 and December 31, 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount (in thousands)
	December 31, 2012	December 31, 2011
Undisbursed loans	$425	$182
Standby letter of credit	$1,873	$--

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

Operating Lease Commitments

The Company has lease commitments covering the Brea, California, office and the Fresno, California office. At December 31, 2012, future minimum rental payments are as follows:

Year Ending December 31,

2013	$128,814
2014	26,076
2015	6,519

$161,409

Total rent expense, including common area costs, was $132.3 thousand and $114.2 thousand for the years ended December 31, 2012 and 2011, respectively. The Brea, California lease expires in 2013 and contains two options to renew for five years each. The Fresno, California office lease expires in 2015 and contains one option to renew for two years.

Note 9.	Notes Payable

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company is in compliance with these covenants as of December 31, 2012.  Effective April 18, 2008, the Company discontinued the sale of Alpha Class Notes.

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

In July 2001, the Company registered with the Securities and Exchange Commission (the “SEC”) the sale of $25.0 million of Alpha Class Notes issued pursuant to a Loan and Standby Trust Agreement authorizing the issuance of up to $50.0 million of such notes.  In April 2003, the Company registered with the SEC the sale of an additional $25.0 million of Alpha Class Notes.  In April 2005, the Company registered with the SEC the sale of up to $50.0 million of a new Alpha Class Notes issued pursuant to a Trust Indenture authorizing the issuance of up to $200.0 million of such notes.  In May 2007, the Company registered with the SEC the sale of an additional $75.0 million of the new Alpha Class Notes. With the registration of its Class A Notes, the Company has discontinued the sale of the Alpha Class Notes effective as of April 18, 2008.  At December 31, 2012 and December 31, 2011, $2.8 million and $4.4 million of Alpha Class Notes were outstanding, respectively.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of December 31, 2012.

The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At December 31, 2012 and 2011, $40.5 million and $46.5 million of these notes were outstanding, respectively.

Effective as of May 15, 2012, the Company temporarily discontinued the sale of the Class A Notes and deregistered the securities remaining unsold under the Company’s Registration Statement on Form S-1, initially filed with the SEC on December 23, 2009 and declared effective on June 3, 2010.  The Company subsequently filed a Registration Statement seeking to register $75 million of its Class A Notes with the SEC.  This Registration Statement was declared effective as of October 11, 2012, and the Company has resumed the sale of its Class A Notes.

Historically, most of the Company’s unsecured notes have been renewed by investors upon maturity.  Because the Company discontinued its sale of Alpha Class Notes effective as of April 18, 2008, all holders of such notes that mature in the future may reinvest such sums by purchasing Class A Notes that have been registered with the SEC.  For matured notes that are not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, and issuing new notes payable.

From time to time, the Company has also sold unsecured general obligation notes having various terms to ministries and ministry related organizations in private offerings under the Securities Act of 1933, as amended.  Except for a small number of investors (in total not exceeding 35 persons), the holders of these notes are accredited investors within the  meaning of Regulation D under the Securities Act.

A summary of notes payable at December 31 is as follows (dollars in thousands):

			Weighted Average Interest Rate at December 31,
SEC Registered Public Offerings	2012	2011	2012	2011

National Alpha Offering (Note 10)	$2,772	$4,432	5.49%	5.73%
Class A Offering (Note 10)	40,485	46,520	4.19%	4.11%

Private Offerings

Special offering notes	8,954	7,902	4.78%	4.56%
Special Subordinated notes	6	6	5.45%	5.45%
Secured notes	56	--	2.49%	--
International notes	$291	$170	3.78%	4.77%

	$52,564	$59,030

The following are maturities of notes payable for each of the next five years (dollars in thousands):

Year Ending December 31,

2013	$23,144
2014	11,397
2015	8,281
2016	5,413
2017	3,496
Thereafter	833

$52,564

Note 10.	Preferred and Common Units Under LLC Structure

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

The Class A Common Units have voting rights.

Note 11.       Comprehensive Income

The components of other comprehensive income are shown below for the year ended December 31, 2011 (dollars in thousands).  No tax effect is recognized since the Company associated with the income is not a tax-paying entity.

2011

Change in fair value of derivatives used as cash flow hedges
Interest rate caps	$--
Reclassification of comprehensive income related to interest rate caps	$80

$80

The Company did not have other comprehensive income during the year ended December 31, 2012.

Note 12.	Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Insperity 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan.  As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee's contribution dollar for dollar, up to 3% of the employee's compensation and 50% of the employee's contribution that exceeds 3%, up to a maximum of 5% of the employee's compensation.  Company matching contributions for the plan years ended December 31, 2012 and 2011 were $58.7 and $45.1 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. There were no contributions to the profit sharing plan for the years ended December 31, 2012 and 2011.

Note 13.	Fair Value

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2012 using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$10,068	$10,068	$-	$-	$10,068
Loans, net	152,428	-	-	155,165	155,165
Accrued interest receivable	672	-	-	672	672
FINANCIAL LIABILITIES:
Notes payables	$52,564	$-	$	$54,120	$54,120
Bank borrowings	103,833	-		106,614	106,614
Other financial liabilities	96	-		96	96

	Fair Value Measurements at December 31, 2011 using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$11,167	$11,167	$-	$-	$11,167
Loans, net	165,355	-	-	168,383	168,383
Accrued interest receivable	863	-	-	863	863
FINANCIAL LIABILITIES:
Notes payables	$59,030	$-	$	$60,833	$60,833
Bank borrowings	110,280	-		111,371	111,371
Other financial liabilities	104	-		104	104

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2012 and 2011.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2012 and 2011.

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

Fair Value Measured on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the valuation hierarchy (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets at December 31, 2012:
Collateral-dependent loans (net of allowance and discount)	$-	$-	$8,262	$8,262
Foreclosed assets	-	-	2,914	2,914
	$-	$-	$11,176	$11,176

Assets at December 31, 2011:
Collateral-dependent loans (net of allowance and discount)	$-	$-	$11,887	$11,887
Foreclosed assets	-	-	1,374	1,374
	$-	$-	$13,261	$13,261

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

Assets	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	(dollars in thousands) 8,262	Discounted appraised value	Selling cost	10% (10%)
		Internal evaluations	Discount due to age of appraisal	0% - 5% (0.12%)

Foreclosed assets	3,050	Discounted appraised value	Selling cost	10% (10%)
		Internal evaluations	Discount due to market activity	0% - 19% (3.78%)

Note 14.        Segment Information

Reportable Segments

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management, personnel proficiencies, and marketing strategies.

There are two reportable segments: finance company and broker-dealer.  The finance company segment uses funds from the sale of debt securities, operations, and loan participations to originate or purchase mortgage loans. The broker-dealer segment sells debt securities and mutual funds to generate fee income.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies Intersegment revenues and expenses are accounted for at amounts that assume the transactions were made to unrelated third parties at the current market prices at the time of the transactions.

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and franchise fees.

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Totals
External income	$10,172	$1	$10,173
Intersegment revenue	--	12	12
External non-interest expenses	4,309	181	4,490
Intersegment non-interest expenses	(356)	368	12
Segment profit (loss)	954	(537)	417
Segment assets	166,395	455	166,850

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (dollars in thousands).

Revenue
Total revenue of reportable segments	$10,185
Intersegment revenue	(12)
Consolidated revenue	$10,173
Non-Interest Expenses
Total non-interest expenses of reportable segments	$4,490
Intersegment non-interest expenses	(12)
Consolidated non-interest expenses	$4,478
Profit
Total profit of reportable segments	$417
Intersegment profits	--
Consolidated net income	$417
Assets
Total assets of reportable segments	$166,850
Segment accounts receivable from corporate office	(205)
Consolidated assets	$166,645

Note 15.       Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows:

Balance Sheets	December 31,
	2012	2011
Assets
Cash	$9,587	$11,035
Loans, net of allowance for loan losses	152,428	165,355
Accrued interest receivable	672	725
Property and equipment, net	210	303
Investment in subsidiaries	150	(179)
Due from subsidiaries	355	297
Debt issuance costs	95	104
Foreclosed assets	2,914	1,374
Other assets	230	253

Total assets	$166,641	$179,267

	December 31,
	2012	2011
Liabilities and equity
Borrowings from financial institutions	$103,833	$110,280
Notes payable	52,564	59,030
Accrued interest payable	7	15
Other liabilities	689	464

Total liabilities	157,093	169,789

Equity	9,548	9,478

Total liabilities and equity	$166,641	$179,267

Statements of Operations	Years Ended December 31,
	2012	2011
Income:
Interest income	$10,050	$11,077
Other income	122	199

Total income	10,172	11,276

Interest expense:
Interest on lines of credit	2,715	4,560
Interest on notes payable	2,420	2,597

Total interest expense	5,135	7,157

Provision for loan losses	127	1,487

Other operating expenses	3,907	3,306
Income (loss) before provision for income taxes	1,003	(674)

Provision for income taxes and state fees	15	15

	988	(689)

Equity in undistributed net loss of subsidiaries	(571)	(355)

Net income (loss)	$417	$(1,044)

Statements of Cash Flows	Years Ended December 31,
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$417	$(1,044)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Equity in undistributed net loss of subsidiaries	571	355
Depreciation	126	119
Provision for loan losses	127	1,487
Amortization of deferred loan fees	(131)	(158)
Amortization of debt issuance costs	167	352
Accretion of allowance for loan losses on
restructured loans	(66)	(77)
Accretion of loan discount	(6)	(17)
Net change in:
Gain on sale of loans	--	(132)
Accrued interest receivable	53	18
Other assets	(935)	(108)
Other liabilities and accrued interest payable	217	(556)

Net cash provided by operating activities	540	239

Cash Flows from Investing Activities
Loan purchases	(12,397)	(1,955)
Loan originations	(9,795)	(4,273)
Loan sales	2,425	9,698
Loan principal collections, net	31,230	15,716
Purchase of property and equipment	(33)	(23)

Net cash provided by investing activities	11,430	19,163

Cash Flows from Financing Activities

Net change in borrowings from financial institutions	(6,447)	(11,529)
Net change in notes payable	(6,467)	(3,073)
Debt issuance costs	(158)	(178)
Dividends paid on preferred units	(346)	(316)
Purchase of preferred units	--	(45)

Net cash used in financing activities	(13,418)	(15,141)

Net increase (decrease) in cash	(1,448)	4,261

Cash at beginning of year	11,035	6,774

Cash at end of year	$9,587	$11,035

Supplemental Disclosures of Cash Flow Information
Interest paid	$5,143	$7,311
Income taxes paid	15	15
Non-cash activities:
Transfer of loans to foreclosed assets	1,676	1,374

Note 16.	Subsequent Event

On March 15, 2013, the Company entered into a Deed in Lieu of Foreclosure Agreement with one of its borrowers and received the real estate property securing two impaired loans.  The loans had a carrying value of $1.5 million, net of discounts and specific reserves totaling $1.1 million, at December 31, 2012 and March 15, 2013, as no additional reserves were required in the valuation allowance through the date of acquisition of the real property.  The reserves on these loans were charged off at acquisition and the property was recorded in foreclosed assets at $1.5 million.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTSON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2012 covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2012. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2012, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.     OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THEREGISTRANT

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers/Executive Officers
Mark G. Holbrook	62	Chairman of the Board, Manager
Billy M. Dodson	52	President and Chief Executive Officer
Van C. Elliott	75	Secretary, Manager
Susan B. Reilly	56	Senior Vice President and Chief Financial Officer
Robert Schepman	73	Vice President, Lender Relations
Harold D. Woodall	66	Senior Vice President and Chief Credit Officer
Joseph W. Turner, Jr.	45	Senior Vice President, Ministry Partners Securities
Arthur G. Black	74	Manager
Juli Anne S. Callis	60	Manager
Jerrod Foresman	45	Manager
Jeffrey T. Lauridsen	63	Manager
R. Michael Lee	54	Manager
Randolph P. Shepard	56	Manager

The following is a summary of the business experience of our executive officers and managers.  With our conversion from a corporation to a limited liability company on December 31, 2008, we are governed by a Board of Managers that supervises our affairs (hereinafter referred to as the “Board”).

MARK G. HOLBROOK has served as Chairman of our Board since inception. Until February 17, 2011, Mr. Holbrook served as our Chief Executive Officer.  Mr. Holbrook also serves as President and Chief Executive Officer of ECCU. He began his career with ECCU in 1975 and has served as its President since 1984. ECCU currently has assets under management of over $2.3 billion and more than 10,000 members in 50 states and 100 foreign countries. Mr. Holbrook has served as Chairman of the Board of Christian Management Association. He received his Bachelor of Arts degree from Biola University in 1973 and has completed post-graduate studies at Chapman College.  Mr. Holbrook brings to our Board extensive experience in the credit union industry, a deep understanding of our business and our investments, and relationships with the credit unions which comprise our equity members.

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

SUSAN B. REILLY was appointed as our Vice President of Finance and Principal Accounting Officer in December 2007 and was appointed to serve as our Senior Vice President and Chief Financial Officer on August 18, 2011. Prior to joining us, Ms. Reilly served as Controller for Pacific Rim Capital, a private equity investment firm. Before joining that firm in 2007, she was Senior Vice President and Treasurer for East West Bank. Prior to joining East West Bank in 2004, Ms. Reilly served as Treasurer for Catalina Restaurant Group. Before joining that company in 2003, she worked for Parson Consulting Group. Ms. Reilly holds a Bachelor of Science Degree from the University of California Riverside. She completed post-graduate work at California State Fullerton and attended the University of Southern California - Marshall School of Business - East West Bank Leadership Program.  In addition to holding a California life and disability insurance license, Ms. Reilly holds her series 27 securities license.

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

JOSEPH W. TURNER, JR. has served as Director of Investor Relations since August 2011.  In February 2013, Mr. Turner was appointed to serve as Senior Vice President, Private Client Group for MP Securities.  Prior to joining the Company, Mr. Turner served in various capacities during the period February 2007 through June 2011 as a Regional Vice President, Chief Operating Officer and Chief Executive Officer and President of Strongtower Financial, Inc., a Fresno, California broker-dealer firm that specialized in providing financing assistance to churches and ministries.  From 2005 through 2007, Mr. Turner served as Chief Operating Officer of ARB Advertising, Inc., a Fresno, California marketing firm.  During the years 1997 through 2005, Mr. Turner served as a Managing Director for Principal Financial Group, in Fresno, California where he recruited, trained, supervised, and led a large financial advisory group that specialized in working with business owners to serve their insurance, retirement planning, investments, business and estate planning needs.  Mr. Turner holds a Series 6, 7, 24, 51, and  63 securities licenses as well as a California life and disability insurance license.  Mr. Turner has been actively involved in Kingdom Advisors, a nationwide group of Christian financial advisors and holds a B.S. degree in Business Administration Finance/Economics from California State University in Fresno, California.

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

JULI ANNE S. CALLIS has served as a member of our Board since 2007.  She is currently President and Chief Executive Officer of the National Institute of Health Federal Credit Union. Prior to her current engagement, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Ms. Callis served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Callis served as the Director of Sales for the US Navy Mid-Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland and Bermuda. Ms. Callis received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D. She currently serves on the Board of Directors for the George Washington Institute of Health and Women in BIO.  She also previously served as Chair for the Executive Committee of the Open Solutions, Inc. Client Association and serves currently as a Trustee of the International Mission board of the Southern Baptist Convention.  Ms. Callis provides our Board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise.  Ms. Callis serves as our Chair of the Asset-Liability Management Committee and is also a member of our Executive Committee.

JERROD FORESMAN has served as a member of our Board since May 2012.  He is the President, Chief Compliance Officer and Financial Operations Principal of Bankers & Investors Company Inc.,  a Registered Broker/Dealer and Investment Advisor headquartered in Kansas City, KS.  B&I is a non-bank affiliate of Valley View Bancshares and its seven local community banks and 48 branches. Mr. Foresman has been serving Missouri and Kansas as a financial advisor since 1989 and has managed and owned financial advisory/marketing firms specializing in working with credit unions and community banks over the last seventeen years. Mr. Foresman attended Missouri State University and is currently studying for additional financial designations from the American College in Bryn Mawr, PA. He has been a member of the National Association of Insurance and Financial Advisors, since 1997, Society of Financial Services Professionals since 2000, and is a member of the Kansas City, Kansas Chamber of Commerce. Mr. Foresman holds the FINRA Series 7, 24, 27, 63, 65 and 66 as well as Life, Health, Property & Casualty Insurance Licenses.

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

R. MICHAEL LEE has served as a member of our Board since January 2009. Mr. Lee currently serves as Vice President Member Relations for Alloya Corporate Federal Credit Union. Previously Mr. Lee served as President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency.  In the insurance industry he  spent 15 years in different position that lead him to managing a national sales force that served the needs of business owners. Mr. Lee currently serves on the  boards of Credit Union Business Group, IL Credit Union Foundation, Credit Union Foundation of the Dakotas, DuPage Credit Union and IL Credit Union Executive Society. He attended Southern Illinois University; CUNA’s Financial Management School and completed numerous industries training sessions throughout his career. Mr. Lee adds special expertise to our Board with his years of experience as an executive of a number of large financial institutions and with his deep knowledge of the financial industry. Mr. Lee currently serves as, Vice Chairman of the Board, member of our Executive Committee, Governance Committee, Asset-Liability Management Committee and serves as the Chairman of the Board for Ministry Partners Securities, LLC.

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

The Board has established the following committees to help oversee various aspects of our business:

•	Our Executive Committee is charged with responsibility for determining the President’s compensation and undertaking other matters of an executive nature;

•	Our Audit Committee is chartered to oversee the annual audit of our financial reports, oversee the establishment and maintenance of internal controls and oversee compliance with our Ethics Policy;

•	Our Investment Committee is authorized to oversee compliance with our Loan Policy and to review the performance and management of our loan portfolio;

•	Our Credit Review Committee reviews and implements our Loan Policy and reviews most of the loan applications we receive;

•
Our Asset Liability Committee is chartered to oversee the maintenance of our asset liability strategy and process, as well as our asset liability, liquidity and other policies relating to the mitigation of risks to our earnings and capital; and

•
Our Governance Committee is charged with responsibility for the board governance policies, including our Related Parties Transaction Policy, and with the periodic task of nominating persons for election to the Board.

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

On February 17, 2011, at a regularly called meeting of the Board, Mr. Holbrook tendered his resignation from his position as Chief Executive Officer, effective immediately.  He continues to serve as our Chairman of the Board.

Code of Ethics

On November 6, 2009, our Board adopted a Code of Ethics for our principal officers and members of the Board.

Audit Committee

In May 2005, our Board established a standing audit committee. For the year ended December 31, 2012, the Audit Committee was comprised of three members, including Randolph P. Shepard, Van Elliott and Jeffrey T. Lauridsen.  Mr. Randolph P. Shepard serves as Chairman of the Committee and is an independent manager as defined in our Related Party Transaction Policy.

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

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2012 and 2011 by our senior executive officers.  Mr. Dodson was appointed President by the Board effective May 8, 2006.  Mr. Dodson was appointed Chief Executive Officer by the Board effective May 12, 2011.

Summary Compensation Table
Annual Compensation

Name and Principal Position	Year Ended	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation
Mark G. Holbrook, Chairman (1)	2012	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-
Billy M. Dodson, President, CEO	2012	190,049	30,000 (2)	-0-	$42,599 (3)
	2011	191,315	-0- (2)	-0-	26,723 (4)
Susan B. Reilly, CFO, Senior Vice President	2012	147,378	17,517	-0-	22,641 (3)
	2011	137,700	-0-	-0-	17,568 (4)
Harold Woodall, CCO, Senior Vice President	2012	144,757	16,653	-0-	28,037 (3)
	2011	127,500	-0-	-0-	18,563 (4)

(1) Mr. Holbrook is a full-time employee of ECCU. During his tenure on the Board, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer or member of our Board.  We reimburse ECCU for that portion of Mr. Holbrook's time devoted to service to us as an officer (but not as a Board member). During 2011, Mr. Holbrook devoted less than 1% of his time serving the Company as an officer.  Effective as of February 17, 2011, Mr. Holbrook resigned his position as our Chief Executive Officer.

(2) An aggregate bonus amount of $30,000 was accrued for Mr. Dodson for the fiscal year 2012.  No bonus was accrued or paid for the fiscal year 2011.

(3) We contributed an aggregate amount of $42,599 for Mr. Dodson's 401(k) retirement plan, long-term retirement, medical benefits and life and disability insurance for 2012.   We also contributed an aggregate amount of $22,641 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2012.  We contributed an aggregate amount of $28,037 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2012.

 (4) We contributed an aggregate amount of $26,723 for Mr. Dodson's 401(k) retirement plan, long-term retirement, medical benefits and life and disability insurance for 2011.   We also contributed an aggregate amount of $17,568 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2011.  We contributed an aggregate amount of $18,563 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2011.

No options, warrants or other rights to purchase our equity securities have been issued to our officers.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information available to us, as of December 31, 2012, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

Name	Beneficial Ownership	Percentage Owned(1)
Billy M. Dodson 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Mark G. Holbrook 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Van C. Elliott 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Arthur G. Black 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Juli Anne S. Callis 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Jeffrey T. Lauridsen 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Randolph P. Shepard 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
R. Michael Lee 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Jerrod L. Foresman 915 W. Imperial Gwy., Suite 120 Brea, CA 92821	--	--%
All officers and members of the Board as a group	--	--%

Other 5% or greater beneficial owners (seven): Evangelical Christian Credit Union	62,000	42.31%
Financial Partners Credit Union	12,000	8.19%
Navy Federal Credit Union	11,905	8.13%
Western Federal Credit Union	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%

 (1)           Based on 146,522 Class A Units outstanding.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ECCU continues to service most of our mortgage loans that it sells to us under a servicing agreement.  Per this agreement, a servicing fee of 50 to 65 basis points is deducted from the interest payments we receive on the wholly-owned loans that ECCU services for us.  In lieu of a servicing fee, loan participations we purchase from ECCU generally have pass-through rates which are up to 100 basis points lower than the loan contractual rate. We negotiate the pass-through interest rates with ECCU on a loan by loan basis.  At December 31, 2012, our investment in wholly-owned loans serviced by ECCU totaled $32.6 million, while our investment in loan participations serviced by ECCU totaled $43.5 million.  From time to time, we pay fees for additional services ECCU provides for servicing our loans.  These fees amounted to $0.6 thousand and $3.8 thousand during the years ended December 31, 2012 and 2011, respectively.

From time to time, we purchase participation interests in mortgage loans from ECCU, our largest equity owner.  During the year ended December 31, 2012, we purchased $3.3 million of loans from ECCU.  We did not purchase any loans from ECCU during the year ended December 31, 2011.  We recognized interest income on loans purchased from ECCU of $4.5 million and $7.3 during the years ended December 31, 2012 and 2011, respectively.  Currently, ECCU services 59 of the 123 mortgage loans we own pursuant to the terms of a servicing agreement.

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

On December 28, 2011, we entered into a Loan Repurchase Agreement with ECCU, pursuant to which ECCU agreed to repurchase two mortgage loan interests in exchange for a cash purchase price of $4.5 million.  In addition to the delivery of the cash purchase price, ECCU also transferred to us a 1% participation interest and second deed of trust in a loan which resulted in us holding a 100% interest in such loan.  The acquired loan, with an outstanding recorded balance of $2.4 million at December 31, 2012, is in default and the property securing such loan is appraised at a value of $1.455 million.  In exchange for the delivery of the $4.5 million purchase price and mortgage loan interest acquired from ECCU, we agreed to grant a release, waiver and discharge of certain claims arising in connection with loans we had acquired from ECCU.  We did not release any claims which may arise out of the administration of such released loans or any other mortgage loan interests we acquired from ECCU.  The terms, conditions and provisions of the Loan Repurchase Agreement were negotiated and approved by our independent managers in accordance with our Related Party Transaction Policy.

We maintain most of our cash balances with ECCU, our largest equity holder.  Total funds held with ECCU at December 31, 2012 and 2011 were $9.5 million, and $10.9 million, respectively.  We earned interest on these cash balances for the years ended December 31, 2012 and 2011 in the amount of $136.6 thousand, and $86.7 thousand, respectively.

Pursuant to an administrative services agreement, we purchase certain professional services from ECCU and we rent our administrative offices from ECCU pursuant to an office lease entered into on November 4, 2008.  We paid ECCU $118.2 thousand and $116.0 thousand for the years ended December 31, 2012 and 2011, respectively, for these services and facilities.  We negotiated these charges and terms of the office lease with ECCU based upon the fair market value of such services and rental rates for comparable office space in Brea, California.

Other Related Party Transactions.

From time to time, our Board and members of our executive management team have purchased investor notes from us.  One of our Board members, Mr. Art Black, is the beneficial owner of a living trust that holds $224,276 of our Class A Notes.  Another of our Board members, Mr. Van Elliott, holds $80,604 of our Class A Notes.  Finally, our President and Chief Executive Officer, Mr. Billy Dodson, holds $137,304 of our Class A Notes.

We have entered into a selling agreement with our wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will sell our Secured Investment Certificates.  The sales commissions and cost reimbursements paid to any broker-dealer firms that are engaged to assist in the distribution of such certificates will not exceed 3% of the amount of certificates sold.  We have also entered into a selling agreement with MP Securities, pursuant to which MP Securities will act as selling agent in distributing our Class A Notes.  Under the terms of the Class A Notes Offering, MP Securities will receive a selling concession for acting as a participating broker ranging from 1.25% to 5 % on the sale of a fixed series note, 5% on the sale of a flex series note and an amount equal to .25% per annum on the average note balance for a variable series note.  No concessions are paid on any accrued interest that is added to the principal of a Class A Note pursuant to an interest deferral election made by the investor.  For the year ended December 31, 2012, MP Securities earned $11,720 in sales concessions on the sale of our Class A Notes.  In addition, we have signed an Administrative Services Agreement with MP Securites which stipulates that we will provide certain services to the MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  The total expenses charged to MP Securities for these services were $368 thousand and $125 thousand for the years ended December 31, 2012 and 2011, respectively.

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

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2012	2011
Audit and audit-related fees	$128,400	$117,200
Tax fees	12,000	12,900
All other fees	13,610	9,600
Total	$154,010	$139,700

Item 15.     EXHIBITS

Exhibit No.	Description

3.1	Articles of Organization - Conversion of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.2	Operating Agreement of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.3	Plan of Conversion of Ministry Partners Investment Corporation, dated September 18, 2008 (1)
3.4	Series A Preferred Unit Certificate of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)

Exhibit No.	Description

3.5	First Amendment to the Operating Agreement of Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
3.6	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
10.1	$10 Million Committed Line of Credit Facility and Security Agreement, dated October 8, 2007 (3)
10.2	$50 Million CUSO Committed Line of Credit Facility and Security Agreement, dated October 8, 2007 (3)
10.3
Loan and Security Agreement dated November 4, 2011, by and between Ministry Partners Investment Company, LLC and The National Credit Union Administration Board as Liquidating Agent of Western Corporate Federal Credit Union (4)

10.4
Loan and Security Agreement dated November 4, 2011, by and between Ministry Partners Investment Company, LLC and The National Credit Union Administration Board as Liquidating Agent of Members United Corporate Federal Credit Union (4)

10.5	Loan Purchase Agreement, dated December 28, 2011, by and among Ministry Partners Investment Company, LLC, Ministry Partners Funding, LLC and Evangelical Christian Credit Union (4) (**)
10.6	CUSO Line of Credit Facility Note and Security Agreement, dated May 14, 2008, executed by Ministry Partners Investment Corporation in favor of Members United Corporate Federal Credit Union (5)
10.7	Office Lease, dated November 4, 2008, by and between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (5)
10.8	Equipment Lease, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (5)
10.9	Professional Services Agreement, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (5)
10.10	Form of Individual Manager Indemnification Agreement (6)
21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101.ins	XBRL Taxonomy Extension Definition Linkbase Document ***
101.sch	XBRL Taxonomy Extension Schema Document ***
101.def	XBRL Taxonomy Extension Definition Linkbase Document ***
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.lab	XBRL Taxonomy Extension Label Linkbase Document ***
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document ***
 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010 (*)
(3)	Incorporated by reference to the Report on Form 8-K filed by the Company on October 15, 2007, as amended.
(4)	Incorporated by reference to the Report on Form 10-K/A filed by the Company on April 3, 2012.
(5)	Incorporated by reference to the Report on Form 10-K filed by the Company on April 14, 2009.
(6)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Company on June 24, 2011.
*	Filed herewith.
**	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.
***	Furnished, not filed, herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 29, 2013	By: /s/ Billy M. Dodson
Billy M. Dodson,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 29, 2013	By: /s/Susan B. Reilly
Susan B. Reilly,
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Billy M. Dodson
President and Chief Executive Officer (Principal Executive Officer)
Date:  March 29, 2013

/s/ Susan B. Reilly
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)
Date:  March 29, 2013

/s/ Mark G. Holbrook
Chairman, Board of Managers,
Date:  March 29, 2013

/s/ Van C. Elliott
Secretary, Manager
Date:  March 29, 2013

/s/ Arthur G. Black
Manager
Date:  March 29, 2013

/s/ Juli Anne S. Callis
Manager
Date:  March 29, 2013

/s/ Jeffrey T. Lauridsen
Manager
Date:  March 29, 2013

/s/ R. Michael Lee
Manager
Date:  March 29, 2013

/s/ Randolph P. Shepard
Manager
Date:  March 29, 2013

/s/ Jerrod L.Foresman
Manager
Date:  March 29, 2013