Form 10-Q
period 2013-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2013-05-15
CIK 944130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

At March 31, 2013, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
 (Dollars in Thousands Except Unit Data)

	2013	2012
Assets:	(Unaudited)	(Audited)
Cash	$9,782	$10,068
Loans receivable, net of allowance for loan losses of $3,012 and $4,005 as of March 31, 2013 and December 31, 2012, respectively	147,931	152,428
Accrued interest receivable	656	672
Property and equipment, net	184	216
Debt issuance costs, net	76	95
Foreclosed assets	4,379	2,914
Other assets	403	252
Total assets	$163,411	$166,645
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$102,657	$103,833
Notes payable	50,527	52,564
Accrued interest payable	22	7
Other liabilities	598	693
Total liabilities	153,804	157,097
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2013 and December 31, 2012 (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2013 and December 31, 20121,509	1,509	1,509
Accumulated deficit	(3,617)	(3,676)
Total members' equity	9,607	9,548
Total liabilities and members' equity	$163,411	$166,645

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands)
	Three months ended March 31,
	2013	2012
Interest income:
Interest on loans	$2,369	$2,515
Interest on interest-bearing accounts	24	35
Total interest income	2,393	2,550
Interest expense:
Borrowings from financial institutions	645	691
Notes payable	532	624
Total interest expense	1,177	1,315
Net interest income	1,216	1,235
Provision for loan losses	8	104
Net interest income after provision for loan losses	1,208	1,131
Non-interest income	20	16
Non-interest expenses:
Salaries and benefits	571	458
Marketing and promotion	21	36
Office operations	308	370
Foreclosed assets, net	(4)	(17)
Legal and accounting	185	209
Total non-interest expenses	1,081	1,056
Income before provision for income taxes	147	91
Provision for income taxes	4	4
Net income	$143	$87

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Dollars in Thousands)
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143	$87
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	32	30
Amortization of deferred loan fees	(35)	(22)
Amortization of debt issuance costs	41	51
Provision for loan losses	8	104
Accretion of allowance for loan losses on restructured loans	(23)	(13)
Accretion of loan discount	(1)	(2)
Changes in:
Accrued interest receivable	16	15
Other assets	(151)	(162)
Other liabilities and accrued interest payable	(80)	32
Net cash provided (used) by operating activities	(50)	120
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(875)	(5,289)
Loan originations	(2,665)	(71)
Loan principal collections, net	6,623	7,736
Purchase of property and equipment	--	(26)
Net cash provided by investing activities	3,083	2,350
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(1,176)	(1,490)
Net changes in notes payable	(2,037)	546
Debt issuance costs	(22)	(2)
Dividends paid on preferred units	(84)	(89)
Net cash used by financing activities	(3,319)	(1,035)
Net increase (decrease) in cash	(286)	1,435
Cash at beginning of period	10,068	11,167
Cash at end of period	$9,782	$12,602
Supplemental disclosures of cash flow information
Interest paid	$1,163	$1,315
Income taxes paid	$--	$--
Transfer of loans to foreclosed assets	$1,465	$717

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2012 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  One credit union owns only preferred units while the others own both common and preferred units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  Most of the Company’s loans are purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. The Company also originates church and ministry loans independently. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 29 states, with the largest number of loans made to California borrowers.

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

On April 26, 2010, we formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  On July 6, 2010, MP Securities became a registered broker dealer firm under Section 15 of the Securities Exchange Act of 1934.  Effective as of March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. In May of 2012, MP Securities began selling Secured Investment Certificates on our behalf.  On September 24, 2012, MP Securities received a no-objections letter from FINRA, thereby authorizing it to act as a selling agent for the Company’s Class A Notes offering under a registration statement declared effective by the U.S. Securities and Exchange Commission (“SEC”) on October 11, 2012.  In November 2012, MP Securities also began selling investments in mutual funds.  In March 2013, we signed a selling agreement with MP Securities that enable the firm to sell our Series 1 Subordinated Capital Notes and 2013 International Notes on our behalf. In addition to serving as a selling agent for our Class A Notes and other debt securities, MP Securities will distribute debt securities issued by religious organizations, as well as by business members of credit unions it serves and will act as a selling agent in placing mortgage backed business loans made by credit unions to institutional investors.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of March 31, 2013 and December 31, 2012.

Through midnight on December 31, 2012, all of our cash held at credit unions was insured by the National Credit Union Insurance Fund, while all cash held at other financial institutions was insured by the Federal Deposit Insurance Corporation (“FDIC”).  This unlimited insurance expired on January 1, 2013.  We maintain cash that may exceed insured limits after December 31, 2012.  We do not expect to incur losses in our cash accounts.

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

Income Taxes

Effective December 31, 2008, the Company converted from a C corporation to a California limited liability company (LLC). As a result, the stockholders of the Company became members of the LLC on the conversion date. The LLC is treated as a partnership for income tax purposes; therefore, the Company is no longer a tax-paying entity for federal or state income tax purposes, and no federal or state income tax will be recorded in its financial statements after the date of conversion. Income and losses of the Company are passed through to the members of the LLC for tax reporting purposes. The Company is subject to a California gross receipts fee of approximately $12,000 per year for years ending on and after December 31, 2009.  The Company’s subsidiaries are LLCs except for MP Realty, which was organized as a California corporation.  MP Realty incurred a tax loss for the year ended December 31, 2012 and recorded a provision of $800 for the state minimum franchise tax.

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

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $9.4 million and $9.5 million at March 31, 2013 and December 31, 2012, respectively. Interest earned on funds held with ECCU totaled $24.2 thousand and $35.1 thousand for the three months ended March 31, 2013 and 2012, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $31.8 thousand and $28.9 thousand for the three months ended March 31, 2013 and 2012, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we purchase mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the three month periods ended March 31, 2013 and March 31, 2012, we purchased $875 thousand and $1.8 million of loans from ECCU, respectively.  With regards to all loans purchased from ECCU, we recognized $878.4 thousand and $1.6 million of interest income during the three months ended March 31, 2013 and 2012, respectively.  ECCU currently acts as the servicer for 46 of the 122 loans in the Company’s loan portfolio.  Under the terms of the loan servicing agreement we entered into with ECCU, a servicing fee of 50 to 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are up to 100 basis points lower than the loan’s contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At March 31, 2013, the Company’s investment in wholly-owned loans serviced by ECCU totaled $21.6 million, while the Company’s investment in loan participations serviced by ECCU totaled $39.4 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  We did not pay any of these fees during the three months ended March 31, 2012. We paid fewer than one thousand dollars of such fees during the three months ended March 31, 2013.

ECCU has also repurchased mortgage loans from us as part of our liquidity management practices.  In addition, ECCU has from time to time repurchased from the Company fractional participations in the loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Association (“NCUA”) rules when participations in those loans were sold to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  No gain or loss was incurred on these sales.  No whole loans or loan participations were sold to ECCU during the three months ended March 31, 2013 and 2012, respectively.

Other Related Party Transactions

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as Vice President Member Relations, Midwest Region, of Alloya Corporate Federal Credit Union (“Alloya”), formerly Members United Corporate Federal Credit Union (“Members United”).  See Note 6 for information regarding the Company’s borrowings from Members United.  The Company has $91.9 thousand on deposit with Alloya as of March 31, 2013.

From time to time, our Board and members of our executive management team have purchased investor notes from us. Investor notes payable to related parties total $447.3 thousand and $446.0 thousand at March 31, 2013 and December 31, 2012, respectively.

We have also entered into a selling agreement with our wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will act as a selling agent for our 2012 Secured Investment Certificates, which are notes we sell under a private placement memorandum and which are secured by loans or cash. The sales commissions and cost reimbursements paid to any broker-dealer firms that are engaged to assist in the distribution of such certificates will not exceed 3% of the amount of certificates sold.

MP Securities will also act as a selling agent for our Class A Notes offering pursuant to a Registration Statement which was declared effective by the SEC on October 11, 2012.  Our affiliate, MP Securities, will sell most of the Class A Notes being registered.  Each participating broker in the Class A Notes offering, including MP Securities, will be entitled to receive commissions ranging from .5%, plus an amount equal to .25% per annum on the average note balance for a Variable Series Note to 5% for a Flex Series or 60 month Fixed Series Note depending on whether it sells a Fixed Series, Variable Series or Flex Series note and the term of the respective note sold (12 months to 84 months).  For repeat purchasers of our Class A Notes, the gross commissions payable to the managing broker and share of commissions payable to MP Securities as a participating broker in the offering will be reduced by 0.25% of the total amount of Class A Notes sold in the offering to a repeat investor who is then, or has been within the immediately preceding thirty (30) days, a noteholder.

In addition, we have entered into selling agreements with MP Securities pursuant to which MP Securities will act as a selling agent for our Series 1 Subordinated Capital Notes offering and our 2013 International Notes offering, which are notes we sell under private placement memoranda.  The sales commissions and cost reimbursements paid to any broker-dealer firms that are engaged to assist in the distribution of these notes will not exceed 2.5% of the amount of certificates sold.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2023. Loans yielded a weighted average of 6.38% as of March 31, 2013, compared to a weighted average yield of 6.36% as of December 31, 2012.

On May 15, 2012, the Company entered into a Loan Purchase Agreement with Trinity Pacific Investments and Trinity Pacific OC involving two mortgage loan interests it had acquired from ECCU, which were the subject of foreclosure proceedings.  In exchange for transferring all rights, title and interest in these two mortgage loan interests, the Company received $2.425 million in cash and was relieved of any further obligations regarding the mortgage loan interests sold. Both loans were considered impaired.  The recorded investment in these loans was $2.460 million after discounts.  The loans also carried a total of $300 thousand in specific reserves that had been recorded in prior periods and set aside as a loan loss provision.  As a result of this Loan Purchase Agreement transaction, $35 thousand of these specific reserves were charged off against our allowance for loan losses.  The Company reversed the remaining $265 thousand of specific reserves related to these two loans, reducing the Company’s provision and allowance for loan losses and improving the Company’s balance sheet and statement of income as of and for the year ended December 31, 2012.

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

On February 26, 2013, the Company entered into a Whole Loan Purchase and Sale Agreement with ECCU.  As a result of this agreement, the Company received a loan and first trust deed to the underlying collateral on a church facility in exchange for $875 thousand.  The principal balance on this loan was $1.1 million at the time the agreement was entered into.  The Company recorded a discount for the difference between the cash paid and the principal balance.  The Company already had in its portfolio a loan made to the same borrower secured by a second trust deed on the property securing the purchased loan.  Immediately after the purchase, the Company restructured the loan as part of a troubled debt restructuring agreement pursuant to the Company’s collection policies.  This loan is included in the Company’s financial statements as an impaired and non-accrual loan but is not considered collateral-dependent.

On March 15, 2013, the Company entered into a Deed in Lieu of Foreclosure Agreement with one of its borrowers and took title to the real estate property securing two impaired loans.  The loans had a carrying value of $1.5 million, net of discounts and specific reserves totaling $1.1 million, at March 15, 2013.  No additional reserves were required to be taken on the acquired real property as a result of this transaction. The reserves on these loans were charged off at acquisition and the property was recorded in foreclosed assets at $1.5 million.  No valuation allowance has been recorded against the property at March 31, 2013.

Allowance for Loan Losses

An allowance for loan losses of $3.0 million as of March 31, 2013 and $4.0 million as of December 31, 2012 has been established for loans receivable. For the three month period ended March 31, 2013, we reported total charge-offs of $977.9 thousand on two of our mortgage loan investments. Management believes that the allowance for loan losses as of March 31, 2013 and December 31, 2012 is appropriate.

Changes in the allowance for loan losses for the three months ended March 31, 2013 and the year ended December 31, 2012 are as follows (dollars in thousands):

	Three months ended March 31, 2013	Year Ended December 31, 2012

Balance, beginning of period	$4,005	$4,127
Provisions for loan loss	8	(9)
Chargeoffs	(978)	(47)
Accretion of allowance related to restrusctured loans	(23)	(66)

Balance, end of period	$3,012	$4,005

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

	March 31	December 31	March 31
	2013	2012	2012

Impaired loans with an allowance for loan loss	$11,519	$11,128	$15,873
Impaired loans without an allowance for loan loss	5,433	7,431	7,233
Total impaired loans	$16,952	$18,559	$23,106

Allowance for loan losses related to impaired loans	$2,048	$2,987	$3,206

Total non-accrual loans	$16,731	$18,338	$22,147

Total loans past due 90 days or more and still accruing	$--	$--	$--

We had ten nonaccrual loans as of March 31, 2013 and eleven at December 31, 2012.  As of March 31, 2013, we have completed foreclosure proceedings on two loan participation interests we acquired from ECCU.  We also acquired two properties under the provisions of Deed in Lieu of Foreclosure Agreements we entered into with two of our borrowers.  In addition, we have two loans totaling $3.4 million that are currently in foreclosure proceedings.  There is a reserve of $338.0 thousand that has been recorded as an allowance for loan losses on these loans.  In April 2012, we completely wrote off one nonaccrual loan as uncollectible.  However, as this loan carried a discount for the entire principal balance, our recorded investment in the loan was zero and the write-off had no impact on our net loans receivable balance.

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

	Loans and Allowance for Loan Losses (by segment) As of
	March 31, 2013	December 31, 2012

Loans:

Individually evaluated
for impairment	$16,952	$18,559

Collectively
evaluated for impairment	$135,099	$138,837

Balance	$152,051	$157,396

Allowance for loan losses:

Individually evaluated
for impairment	$2,048	$2,987

Collectively
evaluated for impairment	$964	$1,018

Balance	$3,012	$4,005

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The loan grading system is as follows:

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

The following table is a summary of the loan portfolio credit quality indicators by loan class at March 31, 2013 and December 31, 2012, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2013

	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$83,341	$1,770	$34,992	$966	$121,069
Watch	11,074	3,568	4,501	-	19,143
Substandard	764	3,440	-	-	4,204
Doubtful	4,804	-	2,831	-	7,635
Loss	-	-	-	-	-
Total	$99,983	$8,778	$42,324	$966	$152,051

Credit Quality Indicators (by class) As of December 31, 2012
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$81,316	$1,780	$39,249	$966	$123,311
Watch	11,405	3,644	4,515	-	19,564
Substandard	2,942	3,877	-	-	6,819
Doubtful	4,866	-	2,836	-	7,702
Loss	-	-	-	-	-
Total	$100,529	$9,301	$46,600	$966	$157,396

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at March 31, 2013 and 2012 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2013

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly-Owned First	$9,866	$-	$764	$10,630	$89,353	$99,983	$-
Wholly-Owned Junior	-	-	-	-	8,778	8,778	-
Participation First	5,183	-	2,611	7,794	34,530	42,324	-
Participation Junior	-	-	-	-	966	966	-

Total	$15,049	$-	$3,375	$18,424	$133,627	$152,051	$-

Age Analysis of Past Due Loans (by class)
As of December 31, 2012

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	90 Days or more
	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Church loans:
Wholly-Owned First	$1,260	$2,129	$814	$4,203	$96,326	$100,529	$-
Wholly-Owned Junior	3,865	436	-	4,301	5,000	9,301	-
Participation First	2,555	2,632	2,611	7,798	38,802	46,600	-
Participation Junior	-	-	-	-	966	966	-

Total	$7,680	$5,197	$3,425	$16,302	$141,094	$157,396	$-

The following table are summaries of impaired loans by loan class at March 31, 2013, March 31, 2012 and December 31, 2012.  The recorded investment in impaired loans reflects the balances in the financials statements, whereas the unpaid principal balance reflects the balances before discounts and partial chargeoffs (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended March 31, 2013

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,839	$5,545	$-	$4,857	$39
Wholly-Owned Junior	214	220	-	215	3
Participation First	-	-	-	-	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	5,213	5,601	1,559	5,271	29
Wholly-Owned Junior	3,175	3,220	357	3,248	40
Participation First	2,831	2,993	132	2,833	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$16,272	$17,579	$2,048	$16,424	$111

Impaired Loans (by class)
As of and for the Year Ended December 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$3,997	$4,466	$-	$4,111	$115
Wholly-Owned Junior	215	221	-	216	12
Participation First	2,611	2,744	-	2,633	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	7,339	7,860	2,595	7,444	153
Wholly-Owned Junior	3,592	3,671	373	3,603	202
Participation First	225	251	19	238	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$17,979	$19,213	$2,987	$18,245	$482

Impaired Loans (by class)
As of and for the three months ended March 31, 2012

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,196	$4,354	$-	$4,216	$29
Wholly-Owned Junior	217	224	-	218	3
Participation First	2,655	2,655	-	2,655	-
Participation Junior	-	-	-	-	-

With an allowance recorded:
Church loans:
Wholly-Owned First	10,272	10,814	2,825	10,282	59
Wholly-Owned Junior	4,289	4,810	361	4,291	26
Participation First	249	249	20	978	-
Participation Junior	-	-	-	-	-

Total:
Church loans	$21,878	$23,106	$3,206	$22,640	$117

A summary of nonaccrual loans by loan class at March 31, 2013 and December 31, 2012 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of March 31, 2013

Church loans:
Wholly-Owned First	$10,680
Wholly-Owned Junior	3,220
Participation First	2,831
Participation Junior	-

Total	$16,731

Loans on Nonaccrual Status (by class)
As of December 31, 2012

Church loans:
Wholly-Owned First	$11,846
Wholly-Owned Junior	3,655
Participation First	2,837
Participation Junior	-

Total	$18,338

The following are summaries of troubled debt restructurings by loan class that were modified during the period ended March 31 (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended March 31, 2013

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	1	$875	$876	$876
Wholly-Owned Junior	-	-	-	-
Participation First	-	-	-	-
Participation Junior	-	-	-	-

Total	1	$875	$876	$876

Troubled Debt Restructurings (by class)
For the three months ended March 31, 2012

		Pre-Modification Outstanding	Post-Modification Outstanding	Recorded
	Number of Loans	Recorded Investment	Recorded Investment	Investment At Period End

Church loans:
Wholly-Owned First	1	$2,494	$2,494	$2,494
Wholly-Owned Junior	1	-	-	-
Participation First	1	271	249	249
Participation Junior	-	-	-	-

Total	3	$2,765	$2,743	$2,743

For the loan restructured during the three months ended March 31, 2013 as well as for the two of the three loans restructured during the three months ended March 31, 2012, unpaid accrued interest at the time of the loan restructure was added to the principal balance.  The amount of interest added was also recorded as a loan discount, and thus did not increase our net loan balance. The other loan restructured during the three months ended March 31, 2012 represents the modified loan balance upon foreclosure on two of three underlying properties.  In addition, for each of the restructured loans, the interest rate was lowered.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.

A summary of troubled debt restructurings that defaulted during the periods ended March 31, 2013 and 2012 is as follows (dollars in thousands):

Troubled Debt Restructurings Defaulted (by class)
During the three months ended March 31, 2013

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$2,317
Wholly-Owned Junior	-	-
Participation First	-	-
Participation Junior	-	-
Total:
Church loans	1	$2,317

Troubled Debt Restructurings Defaulted (by class)
During the three months ended March 31, 2012

	Number of	Recorded
	Loans	Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	-	$-
Wholly-Owned Junior	-	-
Participation First	1	249
Participation Junior	-	-
Total:
Church loans	1	$249

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

No additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012.

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

Foreclosed assets consist of five properties.  One property was acquired during 2011 in satisfaction of a secured loan.  The property had a carrying value of $1.4 million at March 31, 2013 and no valuation allowance has been required for this property.  An additional two properties were acquired in February 2012 in partial satisfaction of a secured loan.  The properties had a carrying value of $581.2 thousand at March 31, 2013 which includes a $136.0 valuation allowance.  One property was acquired in September 2012 as a result of a Deed in Lieu of Foreclosure Agreement the Company entered into with a borrower.  The property had a carrying value of $958.8 thousand at March 31, 2013 and no valuation allowance has been required for this property.  Finally, one property was acquired in March 2013 as a result of another Deed in Lieu of Foreclosure Agreement the Company entered into with a borrower.  The property had a carrying value of $1.5 million at March 31, 2013 and no valuation allowance has been required for this property.  The Company held $4.4 million and $2.9 million of foreclosed assets at March 31, 2013 and December 31, 2012, respectively.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands)

	Allowance for Losses on Foreclosed Assets For the periods ended March 31 and December 31,
	2013	2012
Balance, beginning	$136	$--
Provision for losses	--	136
Charge-offs:	--	--
Recoveries	--	--
Balance, ending	$136	$136

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses For the three months ended March 31,
	2013	2012
Net loss (gain) on sale of real estate	$--	$--
Provision for losses	--	--
Operating expenses, net of rental income	(4)	(17)
Balance, end of period	$(4)	$(17)

5.  Loan Participation Sales

During the year ended December 31, 2011, the Company sold participations in two church loans totaling $5.4 million but retained servicing responsibilities for these loans.  As a result, we recorded servicing assets totaling $146.9 thousand, which are being amortized using the interest method.  The amortization of servicing assets is recorded as an adjustment to interest income and totaled  $5.6 thousand for the three months ended March 31, 2013.  We did not sell participations in any loans during the three months ended March 31, 2013 or the year ended December 31, 2012.

A summary of servicing assets for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows (dollars in thousands):

	2013	2012
Balance, beginning of period	$113	$138
Subtractions:
Amortization	6	25
Balance, end of period	$107	$113

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $80.6 million and $81.3 million at March 31, 2013 and December 31, 2012, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2012, the collateral securing the MU Credit Facility had an aggregate principal balance of $104.2 million which satisfied the minimum collateralization ratio for this facility.  As of March 31, 2013, the collateral securing the MU Credit Facility had an aggregate principal balance of $101.5 million, which represents a $1.7 million deficiency in collateral.  To maintain its compliance with the minimum collateralization ratio, on May 6, 2013, the Company made an additional $200 thousand payment to reduce the principal balance of the facility and added three loans with an aggregate principal balance of $1.45 million as additional collateral for the facility.  As of the filing date of the March 31, 2013 Form 10-Q, the Company is in compliance with the minimum collateralization ratio requirement under the MU Credit Facility.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of March 31, 2013 and December 31, 2012, the Company was in compliance with its covenants under the MU Credit Facility.

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of March 31, 2013 and December 31, 2012, $22.0 and $22.5 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of March 31, 2013 and December 31, 2012, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $33.1 million and $34.2 million, respectively, which satisfies the minimum collateralization ratio for this facility.  As of March 31, 2013 and December 31, 2012, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of our bank borrowings during the twelve month periods ending March 31 are as follows (dollars in thousands):

2014	$3,417
2015	3,519
2016	3,602
2017	3,700
2018	3,795
Thereafter	84,624
$102,657

In addition to regular principal payments, we also made $310.0 thousand in principal payments during the three months ended March 31, 2013 in order to remain in compliance with the minimum collateralization ratio requirements of our credit facility borrowings.

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company is in compliance with these covenants as of March 31, 2013.  At March 31, 2013 and December 31, 2012, $1.5 million and $2.8 million of Alpha Class Notes were outstanding, respectively.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of March 31, 2013.

The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At March 31, 2013 and December 31, 2012, $39.1 million and $40.5 million of these notes were outstanding, respectively.

Effective as of May 15, 2012, the Company temporarily discontinued the sale of the Class A Notes and deregistered the securities remaining unsold under the Company’s Registration Statement on Form S-1 initally filed with the SEC on December 23, 2009 and declared effective on June 3, 2010.  The Company subsequently filed a Registration Statement seeking to register $75 million of its Class A Notes with the SEC.  This Registration Statement was declared effective as of October 11, 2012, and the Company thereafter resumed the sale of its Class A Notes.

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

The Trust Indenture entered into with Wilimington Savings Fund Society , FSB, also contains standard covenants which require the Company to refrain from permitting any other senior lien to be created or maintained on the collateral securing the certificates, refrain from paying any dividends on the Company’s equity units if there is an uncured event of default with respect to the certificates, make timely payments of interest and principal due on the certificates and secure the assets of the fund.  The Company is in compliance with these covenants as of March 31, 2013.  At March 31, 2013, $56.0 thousand of these secured certificates were outstanding and $67.8 thousand in cash was pledged as collateral on these notes.  At December 31, 2012, $55.7 thousand of these secured certificates were outstanding and $67.8 thousand in cash was pledged as collateral on these notes.

During the quarter ended March 31, 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. The Company has also launched the sale of a new offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under both of these offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these convenants at March 31, 2013.  No notes were outstanding under either of these new offerings at March 31, 2013.

We have the following notes payable at March 31, 2013 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$39,100	4.20%
National Alpha Offering	1,476	5.07%
Private Offerings
Special Offering	9,360	4.75%
Special Subordinated Notes	153	3.21%
Secured Notes	56	2.49%
International Offering	382	3.47%

Total	$50,527	4.32%

Future maturities for the Company’s investor notes during the twelve month periods ending March 31 are as follows (dollars in thousands):

2014	$23,215
2015	10,295
2016	8,232
2017	5,537
2018	2,983
Thereafter	265
$50,527

8.  Preferred and Common Units Under LLC Structure

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

The Class A Common Units have voting rights.

9.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3%, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the three months ended March 31, 2013 and 2012 were $19.7 and $12.6 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2012.  No profit sharing contribution has been made or approved for the three months ended March 31, 2013.

10.  Loan Commitments

Unfunded Commitments

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2013 and December 31, 2012, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	March 31, 2013	December 31, 2012
Undisbursed loans	$18	$425
Standby letter of credit	$1,873	$1,873

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

Fair Value of Financial Instruments
The carrying amounts and estimated fair values of our financial instruments at March 31, 2013 and December 31, 2012, are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2013 using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$9,782	$9,782	$-	$-	$9,782
Loans, net	147,931	-	-	150,376	150,376
Accrued interest receivable	656	-	-	656	656
FINANCIAL LIABILITIES:
Bank borrowings	$102,657	$-	$	$105,397	$105,397
Notes payables	50,527	-	-	51,891	51,891
Other financial liabilities	105	-		105	105

	Fair Value Measurements at December 31, 2012 using

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$10,068	$10,068	$-	$-	$10,068
Loans, net	152,428	-	-	155,165	155,165
Accrued interest receivable	672	-	-	672	672
FINANCIAL LIABILITIES:
Notes payables	$52,564	$-	$	$54,120	$54,120
Bank borrowings	103,833	-		106,614	106,614
Other financial liabilities	96	-		96	96

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2013 and December 31, 2012.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2013 and December 31, 2012.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2013:
Collateral dependent loans (net of allowance and discount)	$-	$-	$6,613	$6,613
Foreclosed assets	-	-	4,379	4,379
	$-	$-	$10,992	$10,992

Assets at December 31, 2012:
Collateral dependent loans (net of allowance and discount)	$-	$-	$8,262	$8,262
Foreclosed assets	-	-	2,914	2,914
	$-	$-	$11,176	$11,176

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2013 are summarized below (dollars in thousands):

Assets	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$6,613	Discounted appraised value	Selling cost	10% (10%)
		Internal evaluations	Discount due to age of appraisal	0% - 5% (0.12%)

		Internal evaluations	Discount due to additional selling and management costs	0% - 10% (3.8%)
Foreclosed assets	$4,379	Discounted appraised value	Selling cost	10% - 15% (11.68%)
		Internal evaluations	Discount due to market activity	0% - 19% (2.52%)

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  Such risks, uncertainties and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the following:

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

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2013 and March 31, 2012 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

	Three months ended March 31,		Comparison
	2013	2012	$ Difference	% Difference
Interest income:
Interest on loans	$2,369	$2,515	$(146)	(6%)
Interest on interest-bearing accounts	24	35	(11)	(31%)
Total interest income	2,393	2,550	(157)	(6%)
Interest expense:
Borrowings from financial institutions	645	691	(46)	(7%)
Notes payable	532	624	(92)	(15%)
Total interest expense	1,177	1,315	(138)	(10%)
Net interest income	1,216	1,235	(19)	(2%)
Provision for loan losses	8	104	(96)	(92%)
Net interest income after provision for loan losses	1,208	1,131	77	7%
Non-interest income	20	16	4	25%
Non-interest expenses:
Salaries and benefits	571	458	113	25%
Marketing and promotion	21	36	(15)	(42%)
Office operations	308	370	(62)	(17%)
Foreclosed assets, net	(4)	(17)	13	(76%)
Legal and accounting	185	209	(24)	(11%)
Total non-interest expenses	1,081	1,056	25	2%
Income before provision for income taxes	147	91	56	62%
Provision for income taxes	4	4	--	--%
Net income	$143	$87	$56	64%

During the three months ended March 31, 2013, we reported net income of $143 thousand. Our profitability in the first quarter of 2013 is primarily attributable to lower borrowing rates on our borrowings from financial institutions and our notes payable as well as reductions in provisions for loan losses. The lower borrowing rates on our primary credit facilities are a result of a refinancing transaction the Company entered into with the NCUA in November 2011 that lowered the interest rates on $110 million of borrowings on our two credit facilities to 2.53%.  While we took $8 thousand of provisions for loan losses in the first quarter of 2013, this represented a $96 thousand decrease from provisions taken in the quarter ended March 2012.

The decrease in our total interest income as compared to the prior year is due entirely to the decrease in the mortgage loan assets held in our loan portfolio.  Our average interest-earning loans decreased from $153.1 million during the first quarter of 2012 to $146.1 million during the first quarter of 2013, a decrease of $7.0 million.  Due to a lower average cash balance the Company held in interest bearing accounts as compared to the prior year, we received $11 thousand less in interest income from our money market accounts held with other institutions as compared to the three month period ended March 31, 2012.

Total interest expense decreased by $138 thousand from the first quarter of 2012 primarily because of the decrease in the average balance of borrowings from financial institutions from $109.8 million for the three months ended March 31, 2012 to $103.5 million for the three months ended March 31, 2013.  This decrease is due to regular monthly principal payments the Company made on its borrowings as well as $2.8 million in additional principal payments the Company made over the last twelve months.  Interest expense on notes payable decreased by $92 thousand due to the decline in our investor notes payable balances from $59.6 million at March 31, 2012 to $50.5 million at March 31, 2013.

The $9.1 million decline in the total amount of our investor notes outstanding at March 31, 2013, as compared to March 31, 2012, was primarily due to the Company discontinuing the sale of its Class A Notes by its officers and employees for a period of five months in 2012 until the Company received a no-objections letter from FINRA which permitted it to resume the sale of its Class A Notes.  As a result of suitability standards imposed by FINRA and adopted by the Company in its Class A Notes Prospectus, the Company has experienced a decrease in the total amount of investor notes that are issued and outstanding at March 31, 2013.  As the Company and its wholly-owned subsidiary, MP Securities, transitions the marketing and sale of its investor notes to MP Securities, the Company expects to increase its outstanding investor notes in 2013.

For the three month period ended March 31, 2013, net interest income was $1.21 million as compared to $1.23 million for the quarter ending on March 31, 2012, resulting in a $19 thousand net decrease in net interest income.  Net interest income after provision for loan losses increased by $77 thousand for the quarter ended March 31, 2013 over the three months ended March 31, 2012.  During the first quarter of 2012, we increased specific reserves on one of our collateral dependent loans which resulted in $104 thousand of provisions for loan losses.  While we also increased specific reserves on one of our collateral dependent loans during the first quarter of 2013, the decrease in our gross loan portfolio led to a decrease in general reserves which offset these provisions.  The decrease in provisions for loan losses overcame the slight decrease in net interest income to provide an increase in net interest income after provision for loan losses.

We had other income of $20 thousand in the first quarter of 2013 primarily due to $12 thousand in servicing fee income we earned on two loans participations we sold but on which we retained servicing rights.  We also earned $5 thousand in concessions income from the sale of mutual funds by our wholly-owned broker dealer, MP Securities.  As we did not earn any concessions income during the three months ended March 31, 2012, other income increased by $4 thousand from the prior year.

Our non-interest operating expenses for the three months ended March 31, 2013 increased by $25 thousand over the same period ended March 31, 2012, an increase of 2%.  This increase is due almost entirely to a 25% increase in salaries and benefits expense.  Since the end of March 2012, we have hired two additional employees to assist in the growth of our lending and note sales departments, increasing our total employees from 18 to 20.  In addition, one employee was hired at the end of the first quarter in 2012.  Our marketing expenses were decreased from the prior year, when we engaged in a marketing research project for which we spent $19 thousand during the first quarter of 2012.  Office operations expenses decreased from the prior year mainly as a result of a $51 thousand in loan expenses in 2012 related to the management of our impaired loans.  This is primarily related to a large decrease in expenses associated with the management of our loan portfolio.  These expenses have declined mainly due to the decrease in impaired loans from the prior year, from $23.1 million to $16.9 million. These loans often require additional appraisals, insurance and other fees that we pay on the borrower’s behalf.  Only $4 thousand in loan expenses were incurred during the first quarter of 2013.  We also incurred a $24 thousand decrease in legal and accounting expenses, as a portion of the legal expenses we incurred during the first quarter of 2012 were related to the preparation for the beginning of operations for MP Securities.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:
	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)

	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning accounts with other financial institutions	$10,458	$24	0.94%	$12,894	$35	1.09%
Interest-earning loans [1]	146,055	2,369	6.58%	153,143	2,515	6.60%
Total interest-earning assets	156,513	2,393	6.20%	166,037	2,550	6.18%

Non-interest-earning assets	8,462	--	--	12,904	--	--
Total Assets	164,975	2,393	5.88%	178,941	2,550	5.83%

Liabilities:
Public offering notes – Class A	39,450	407	4.18%	46,771	474	4.07%
Public offering notes – Alpha Class	2,036	24	4.78%	4,323	61	5.68%
Special offering notes	9,314	99	4.29%	7,721	87	4.53%
International notes	327	3	3.61%	191	2	4.57%
Subordinated notes	13	*	4.28%	6	*	5.45%
Secured notes	56	*	2.49%	--	--	--
Borrowings from financial institutions	103,496	644	2.53%	109,811	691	2.53%

Total interest-bearing liabilities	$154,692	$1,177	3.09%	$168,823	$1,315	3.13%

Net interest income		$1,216			$1,235
Net interest margin [2]			2.99%			2.77%

[1] Loans are net of deferred fees but gross of the allowance for loan losses
[2] Net interest margin is equal to net interest income as a percentage of average total assets. * Represents amounts less than $0.5 thousand.

Average interest-earning assets decreased to $156.5 million during the three months ended March 31, 2013, from $166.0 million during the same period in 2012, a decrease of $9.5 million or 6%. The average yield on these assets increased to 6.20% for the three months ended March 31, 2013 from 6.18% for the three months ended March 31, 2012. This average yield increase is related to the lower average balance in interest-earning accounts with other financial institutions.  These assets earn less than 1% and they comprise a smaller portion of interest-earning assets compared to the prior year.  Interest earning accounts held with other financial institutions decreased to $10.5 million at March 31, 2013 as compared to $12.9 million at March 31, 2012, a decrease of 19%.

The yield on interest-earning loans for the three months ended March 31, 2013 decreased to 6.58% from 6.60%.  This is mainly the result of a decrease in the weighted average interest rate of the loan portfolio from 6.44% to 6.38%.  Despite the decrease in loan yield and the decrease in rates on interest-earning accounts with other financial institutions, the lower relative balance of interest-earning accounts with other financial institutions as compared to total interest-earning assets led to a slight increase in yield on interest-earning assets.  In addition, non-interest earning assets decreased from $12.9 million for the three months ended March 31, 2012 to $8.5 million at March 31, 2013.  This decrease is a result of a decline in the average balance of collateral dependent loans from $14.4 million for the first quarter of 2012 to $9.1 million for the first quarter of 2013.  Because of the decrease in non-interest earning assets, yield on assets increased from 5.83% for the three months ended March 31, 2012 to 5.88% for the three months ended March 31, 2013.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $154.7 million during the three months ended March 31, 2013, from $168.8 million during the same period in 2012. The average rate paid on these liabilities decreased to 3.09% for the three months ended March 31, 2013, from 3.13% for the same period in 2012. This decrease is due primarily to a decrease in the rates paid on our special offering notes and our international notes, as older notes with higher interest rates matured and were replaced by notes with lower interest rates.

Net interest income for the three months ended March 31, 2013, was $1.2 million, which was a decrease of $19 thousand, or 2%, for the same period in 2012.  Net interest margin increased 22 basis points to 2.99% for the quarter ended March 31, 2013, compared to 2.77% for the quarter ended March 31, 2012.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months Ended March 31, 2013 vs. 2012
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(6)	$(5)	$(11)
Total loans	(177)	31	(146)
	(183)	26	(157)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(75)	8	(67)
Public offering notes – Alpha Class	(28)	(9)	(37)
Special offering notes	17	(5)	12
International notes	1	--	1
Subordinated notes	--	--	--
Secured notes	--	--	--
Other	(39)	(8)	(47)
	(124)	(14)	(138)
Change in net interest income	$(59)	$40	$(19)

Financial Condition

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

			Comparison
Assets:	2013	2012	$ Difference		% Difference
	(Unaudited)	(Audited)
Cash	$9,782	$10,068		$(286)	(3%)
Loans receivable, net of allowance for loan losses of $3,012 and $4,005 as of March 31, 2013 and December 31, 2012, respectively	147,931	152,428		(4,497)	(3%)
Accrued interest receivable	656	672		(16)	(2%)
Property and equipment, net	184	216		(32)	(15%)
Debt issuance costs	76	95		(19)	(20%)
Foreclosed assets	4,379	2,914		1,465	50%
Other assets	403	252		151	60%
Total assets	$163,411	$166,645	$	(3,234)	(2%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$102,657	$103,833		$(1,176)	(1%)
Notes payable	50,527	52,564		(2,037)	(4%)
Accrued interest payable	22	7		15	214%
Other liabilities	598	693		(95)	(14%)
Total liabilities	153,804	157,097		(3,239)	(2%)
Members' Equity:
Series A preferred units	11,715	11,715		--	--
Class A common units	1,509	1,509		--	--
Accumulated deficit	(3,617)	(3,676)		59	2%
Total members' equity	9,607	9,548		59	1%
Total liabilities and members' equity	$163,411	$166,645		$(3,234)	(2%)

General.  Total assets decreased by $3.2 million, or 2%, between December 31, 2012 and March 31, 2013.  This decrease was due to the payoff of several loans, as well as large principal paydowns made by borrowers on other loans we held.  A portion of these proceeds were used to originate or purchase loans receivable, but $1.2 million was used to pay down our borrowings from financial institutions and $2.0 was used for notes payable that matured during the quarter.  Our loans receivable, net of allowance for loan losses, decreased by $4.5 million, or 3%, over this period.  Approximately $1.5 million of this decrease was due to the charge-off of two impaired loans as we entered into a Deed in Lieu of Foreclosure agreement with one of our borrowers.

During the three month period ended March 31, 2013, gross loans receivable decreased by $5.3 millon, or 3%.  This decrease is due to the net paydown of $3.1 million of loan principal on our mortgage loan investments, which is a result of $6.6 million of loan principal paydowns offset by $875.0 thousand of loan purchases and $2.7 million of loan originations.  The net paydown of loan principal is mainly a result of early pay-offs of existing loans and non-renewals of maturing loans.  In many cases, these non-renewals occur because a loan has fallen outside of our lending policy and cannot be refinanced by us.  Additionally, the loan balance on our total mortgage loan investments has decreased as we have transferred $1.5 million to foreclosed assets.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while one loan that represents less than 0.1% of our portfolio is unsecured.  Our performing loan portfolio yielded a weighted average interest rate of 6.38% at March 31, 2013, and 6.43% at December 31, 2012.

Non-performing Assets.  Non-performing assets consist of non-accrual loans, troubled debt restructurings, and four foreclosed assets, which are real estate properties.  Non-accrual loans include any loan that becomes 90 days or more past due and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according to their modified payment terms without exception for at least six months.

Some non-accrual loans are considered collateral dependent.  These are defined as loans where there is a significant possibility that repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had ten nonaccrual loans as of March 31, 2013, down from eleven at December 31, 2012.  In June 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, we had never foreclosed on or taken a charge-off on a mortgage loan investment we acquired.  Since that time, we acquired two properties in February 2012 in partial satisfaction of one of our mortgage loan investments, and we acquired one property in September 2012 and another in March 2013 pursuant to Deed in Lieu of Foreclosure Agreements we entered into with two of our borrowers.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)

	March 31, 2013	December 31, 2012

Non-Performing Loans:1

Collateral Dependent:

Delinquencies over 90-Days	$2,611	$2,611
Troubled Debt Restructurings2	5,789	8,469

Total Collateral Dependent Loans	8,400	11,080

Non-Collateral Dependent:

Delinquencies over 90-Days	--	--
Other Impaired loans	--	--
Troubled Debt Restructurings	8,552	7,479

Total Non-Collateral Dependent Loans	8,552	7,479

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	16,952	18,559
Foreclosed Assets	4,379	2,914

Total Non-performing Assets	$21,331	$21,473

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal.
2 Includes $696 thousand and $814 thousand of restructured loans that were over 90 days delinquent as of March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, we had ten restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  In addition, we had one non-restructured loan that was over 90 days past due.  We also had one restructured loan that has performed according to terms for twelve months and has been put on accrual status; however, it is still considered non-performing.  As discussed in Note 3 of Item 1, Financial Statements, in May 2012 we sold two non-performing loans to a third party for $2.4 million.  Both loans were considered collateral dependent.  In September 2012, we executed a Deed in Lieu of Foreclosure Agreement with a borrower related to the collateral underlying an impaired loan and transferred the loan balance of $959 thousand into foreclosed assets. In March 2013, we executed another Deed in Lieu of Foreclosure Agreement with a borrower related to the collateral underlying two impaired loans and transferred the net loan balance of $1.5 million into foreclosed assets. As of March 31, 2013, we had five foreclosed properties valued at $4.4 million, net of a $136 thousand valuation allowance against two of the properties.

At December 31, 2012, we had eleven restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  We had one non-restructured loan that was over 90 days past due.  As of December 31, 2012, we held four foreclosed real properties in the net amount of $2.9 million, net of a $136 thousand valuation allowance against two of the properties.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At March 31, 2013 and December 31, 2012, the allowance for loan losses was $3.0 million and $4.0 million, respectively.  This represented 2.0% of our gross loans receivable at March 31, 2013 and 2.5% of our gross loans receivable at December 31, 2012.

	Allowance for Loan Losses
	as of and for the
	Three months ended		Year Ended
	March 31,		December 31,
	2013	2012	2012
Balances:	($ in thousands)
Average total loans
outstanding during period	$155,510	$169,057	$163,042
Total loans outstanding
at end of the period	$152,051	$167,829	$157,396
Allowance for loan losses:
Balance at the beginning of period	$4,005	$4,127	$4,127
Provision charged to expense	8	104	(9)
Charge-offs
Wholly-Owned First	978	--	35
Wholly-Owned Junior	--	--	--
Participation First	--	12	12
Participation Junior	--	--	--
Total	978	12	47
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs
(recoveries)	978	12	47
Accretion of allowance related to restructured loans	23	13	66

Balance	$3,012	$4,206	$4,005

Ratios:
Net loan charge-offs to average total loans	0.63%	0.00%	0.03%
Provision for loan losses to average total loans1	0.01%	0.06%	0.00%
Allowance for loan losses to total loans at the end of the period	1.98%	2.51%	2.54%
Allowance for loan losses to non-performing loans	17.77%	18.99%	21.58%
Net loan charge-offs to allowance for
loan losses at the end of the period	32.47%	0.29%	1.17%
Net loan charge-offs to Provision for loan losses1	12225.00%	11.54%	(522.22)%

1 Provisions for loan losses were negative during the year ended December 31, 2012 due to a $265 thousand reversal of specific reserves related to the sale of two non-performing loans.

Borrowings from Financial Institutions.  At March 31, 2013, we had $102.7 million in borrowings from financial institutions.  This is a decrease of $1.2 million from December 31, 2012.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension, as well as $310.0 thousand of additional paydowns made to ensure compliance with the minimum collateralization ratio on these borrowings.

Notes Payable.  Our investor notes payable consist of debt securities sold under several registered national offerings as well as notes sold in private placements.  These investor notes had a balance of $50.5 million at March 31, 2013, which was a decrease of $2.0 million from December 31, 2012.  While we are now able to sell Class A Notes through MP Securities, these note sales are subject to certain suitability requirements imposed by FINRA rules and terms of our Class A Notes Prospectus that restrict the ability of some of our current investors to renew or make investments in our Class A Notes.  As a result of implementing these changes in our selling procedures, the balance of our Class A Notes has decreased by $1.4 million since December 31, 2012.  In order to maintain our investor note sales, we have increased sales efforts for our special note offerings, secured investment certificates and have initiated a $40.0 million offering of our Series 1 Subordinated Capital Notes.  In addition, through our wholly-owned broker dealer, MP Securities, we have begun to earn fee revenue by offering mutual funds to our investors.

Members’ Equity.  Total members’ equity was $9.6 million at March 31, 2013, which represents an increase of $59 thousand from $9.5 million at December 31, 2012.  Our $143 thousand in net income during the first three months of the year is offset partially by $84 thousand of expenses related to our Series A Preferred Units, which require quarterly dividend payments and a payment of 10% of our annual net income after dividends, for which we accrue quarterly.  We did not repurchase or sell any ownership units during the three months ended March 31, 2013.

Liquidity and Capital Resources

March 31, 2013 vs. March 31, 2012

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

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We have increased our marketing efforts related to the sale of privately placed special offering notes and our 2012 Secured Investment Certificates pursuant to a Rule 506 offering and we believe that the sale of these notes will enable the Company to meet its liquidity needs for the near future.  The Company filed a new Registration Statement with the SEC to register $75 million of its Class A Notes that was deemed effective as of October 11, 2012. We also filed a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Subordinated Capital Notes.  By offering the Class A Notes and privately placed Subordinated Capital Notes and Secured Investment Certificates under the Company’s Rule 506 offerings, the Company expects to increase its investment in mortgage loans and thereby generate increased interest income.  We also plan on selling participations in a portion of those mortgage loan investments.  The cash gained from these sales will be used to originate additional loan investments or to fund operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the three months ended March 31, 2013, our investors renewed their debt securities investments at a 38% rate.  This rate was 80% during the first quarter of 2012 and has decreased primarily because of suitability requirements imposed on investors in our Class A Notes by FINRA rules and the terms of the Company’s Class A Notes Prospectus.  We have initiated efforts to address the challenges imposed by FINRA’s suitability rules, by offering other securities products to our investors, locating new investors for our Class A Notes and expand the products and services that MP Securities will be able to offer to our investors.

The net decrease in cash during the three months ended March 31, 2013 was $286 thousand, as compared to a net increase of $1.4 million for the three months ended March 31, 2012, a decrease of $1.7 million. Net cash used by operating activities totaled $50 thousand for the three months ended March 31, 2013, as compared to net cash provided by operating activities of $120 thousand for the same period in 2012. This decrease in net cash provided by operating activities is attributable primarily to a decrease in net interest income, an increase in operating expenses and the paydown of other liabilities.

Net cash provided by investing activities totaled $3.1 million during the three months ended March 31, 2013, as compared to $2.4 million provided during the three months ended March 31, 2012, an increase in cash of $733 thousand. This increase is primarily related to the a decline in loans purchased.  While we originated $2.6 million more in loans during the first quarter of 2013, we purchased $4.4 million fewer in loans as compared to the first quarter of 2012.

Net cash used by financing activities totaled $3.3 million for the three month period ended March 31, 2013, an increase in cash used of $2.3 million from $1.0 million used in financing activities during the three months ended March 31, 2012. This difference is primarily attributable to an increase in paydowns on our notes payable.

At March 31, 2013, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $9.8 million, a decrease of $286 thousand  from $10.1 million, at December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2013.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this Report, there is no material litigation, threatened or pending, against us. Our management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving us.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2012.

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
101*
The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the three and three months ended March 31, 2013 and 2012; (ii) Consolidated Balance Sheets as of March 31, 2013 and  December 31, 2012; (iii) Consolidated  Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements.

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

Dated:  May 15, 2013

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Susan B. Reilly
Susan B. Reilly,
Chief Financial Officer