Form 10-Q
period 2013-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2013-08-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

At June 30, 2013, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012

 (Dollars in Thousands Except Unit Data)

	2013	2012
	(Unaudited)	(Audited)
Assets:
Cash	$5,345	$10,068
Loans receivable, net of allowance for loan losses of $2,960 and $4,005 as of June 30, 2013 and December 31, 2012, respectively	149,200	152,428
Accrued interest receivable	593	672
Property and equipment, net	151	216
Debt issuance costs, net	60	95
Foreclosed assets, net	3,420	2,914
Other assets	338	252
Total assets	$159,107	$166,645
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$101,598	$103,833
Notes payable	47,349	52,564
Accrued interest payable	28	7
Other liabilities	446	693
Total liabilities	149,421	157,097
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2013 and December 31, 2012 (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2013 and December 31, 2012	1,509	1,509
Accumulated deficit	(3,538)	(3,676)
Total members' equity	9,686	9,548
Total liabilities and members' equity	$159,107	$166,645

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Thousands)

	Three months ended		Six months ended
	June 30,		June 30,

	2013	2012	2013	2012
Interest income:
Interest on loans	$2,287	$2,498	$4,656	$5,013
Interest on interest-bearing accounts	20	39	44	74
Total interest income	2,307	2,537	4,700	5,087
Interest expense:
Borrowings from financial institutions	643	683	1,288	1,374
Notes payable	509	618	1,041	1,242
Total interest expense	1,152	1,301	2,329	2,616
Net interest income	1,155	1,236	2,371	2,471
Provision (credit) for loan losses	--	(240)	8	(136)
Net interest income after provision for loan losses	1,155	1,476	2,363	2,607
Non-interest income	34	12	54	27
Non-interest expenses:
Salaries and benefits	568	456	1,139	914
Marketing and promotion	40	33	61	69
Office operations	338	415	646	784
Foreclosed assets, net	(36)	(2)	(40)	(19)
Legal and accounting	160	220	345	429
Total non-interest expenses	1,070	1,122	2,151	2,177
Income before provision for income taxes	119	366	266	457
Provision for income taxes	4	4	8	8
Net income	$115	$362	$258	$449

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in Thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$258	$449
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	65	63
Amortization of deferred loan fees	(63)	(64)
Amortization of debt issuance costs	89	91
Provision for loan losses	8	(136)
Accretion of allowance for loan losses on restructured loans	(35)	(23)
Accretion of loan discount	(5)	(3)
Changes in:
Accrued interest receivable	79	28
Other assets	(86)	(103)
Other liabilities and accrued interest payable	(226)	(6)
Net cash provided by operating activities	84	296
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(899)	(9,069)
Loan originations	(9,615)	(7,639)
Loan sales	--	2,425
Loan principal collections, net	13,331	21,693
Purchase of property and equipment	--	(28)
Net cash provided by investing activities	2,817	7,382
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(2,235)	(2,303)
Net changes in notes payable	(5,215)	27
Debt issuance costs	(54)	(28)
Dividends paid on preferred units	(120)	(174)
Net cash used by financing activities	(7,624)	(2,478)
Net increase (decrease) in cash	(4,723)	5,200
Cash at beginning of period	10,068	11,167
Cash at end of period	$5,345	$16,367
Supplemental disclosures of cash flow information
Interest paid	$2,308	$2,616
Income taxes paid	$14	$14
Transfer of loans to foreclosed assets	$506	$717

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2012 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  One credit union owns only preferred units while the others own both common and preferred units.  Offices of the Company are located in Brea, California and Fresno, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  Most of the Company’s loans are purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. The Company also originates church and ministry loans independently. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 29 states, with the largest number of loans made to California borrowers.

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

On April 26, 2010, we formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  On July 6, 2010, MP Securities became a registered broker dealer firm under Section 15 of the Securities Exchange Act of 1934 and effective as of March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. In May of 2012, MP Securities began selling Secured Investment Certificates pursuant to a private offering on our behalf.  On September 24, 2012, MP Securities received a no-objections letter from FINRA, thereby authorizing it to act as a selling agent for the Company’s Class A Notes public offering under a registration statement declared effective by the U.S. Securities and Exchange Commission (“SEC”) on October 11, 2012.  In November 2012, MP Securities also began selling investments in mutual funds.  In March 2013, the Company entered into a selling agreement with MP Securities that enables the firm to sell the Company’s Series 1 Subordinated Capital Notes and 2013 International Notes. In addition to serving as a selling agent for our Class A Notes and other debt securities, MP Securities will distribute debt securities issued by religious organizations, as well as by business members of credit unions it serves and will act as a selling agent in placing mortgage backed business loans made by credit unions to institutional investors.

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

Since the conversion became effective, the Company has been managed by a group of managers that provides oversight and carries out their duties similar to the role and function that the Board of Directors performed when the Company was organized and governed as a corporate entity.  Operating like a Board of Directors, the managers have full, exclusive and complete discretion, power and authority to oversee the management of the Company’s affairs.  Instead of Articles of Incorporation and Bylaws, management and governance procedures are now set forth in an Operating Agreement that has been entered into by and between the Company’s managers and members.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of June 30, 2013 and December 31, 2012.

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

Income Taxes

Effective December 31, 2008, the Company converted from a C corporation to a California limited liability company (LLC). As a result, the stockholders of the Company became members of the LLC on the conversion date. The LLC is treated as a partnership for income tax purposes; therefore, the Company is no longer a tax-paying entity for federal or state income tax purposes, and no federal or state income tax will be recorded in its financial statements after the date of conversion. Income and losses of the Company are passed through to the members of the LLC for tax reporting purposes. The Company is subject to a California gross receipts fee of approximately $12,000 per year for years ending after December 31, 2008.  The Company’s subsidiaries are LLCs except for MP Realty, which was organized as a California corporation.  MP Realty incurred a tax loss for the year ended December 31, 2012 and recorded a provision of $800 for the state minimum franchise tax.

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

Smaller Reporting Company

As a public reporting company, the Company is subject to the reporting requirements of the Securities and Exchange Act of 1934 pursuant to Section 15(d) of that Act.  The Company qualifies as a “smaller reporting company” under SEC rules. As a result, the Company is not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; is not required to provide a compensation discussion and analysis; is not required to provide a pay for performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.  As a Section 15(d) filer, the Company is not required to file proxy statements under Section 14 of that Act and is not subject to the “say-on-pay”, “say-on-frequency” and “say-on-golden parachute” advisory voting requirements imposed under SEC Rule 14a-21.

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (AOCI).  The ASU requires disclosures of changes of AOCI balances by component in the financial statements or the footnotes, and it requires significant items reclassified out of AOCI to be disclosed on the face of the income statement or as a separate footnote.  The ASU is effective for fiscal years and interim periods beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have an impact on Company’s financial statements.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $4.6 million and $9.5 million at June 30, 2013 and December 31, 2012, respectively. Interest earned on funds held with ECCU totaled $44.2 thousand and $74.4 thousand for the six months ended June 30, 2013 and 2012, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $64.4 thousand and $56.4 thousand for the six months ended June 30, 2013 and 2012, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we purchase mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the six month periods ended June 30, 2013 and June 30, 2012, we purchased $896 thousand and $4.0 million of loans from ECCU, respectively.  With regard to loans purchased from ECCU, we recognized $1.6 million and $2.8 million of interest income during the six months ended June 30, 2013 and 2012, respectively.

This income has decreased as the number of loans in our portfolio purchased from ECCU has decreased from $102.5 million at June 30, 2012 to $62.6 million at June 30, 2103 as we have begun servicing many of our own loans.  ECCU currently acts as the servicer for 30 of the 127 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement we entered into with ECCU, a servicing fee of 50 to 65 basis points is deducted from the interest payments the Company receives on wholly-owned loans ECCU services on its behalf.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At June 30, 2013, the Company’s investment in wholly-owned loans serviced by ECCU totaled $8.6 million, while the Company’s investment in loan participations serviced by ECCU totaled $33.4 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  We did not pay any of these fees during the six months ended June 30, 2012. We paid fewer than one thousand dollars of such fees during the six months ended June 30, 2013.

ECCU has also repurchased mortgage loans from us as part of our liquidity management practices.  In addition, ECCU has from time to time repurchased from the Company fractional participations in the loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Association (“NCUA”) rules when participations in those loans were sold to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  No gain or loss was incurred on these sales.  No whole loans or loan participations were sold to ECCU during the six months ended June 30, 2013 and 2012, respectively.

Other Related Party Transactions

On December 14, 2007, the Board of Directors appointed R. Michael Lee to serve as a Company director.  Mr. Lee serves as Vice President Member Relations, Midwest Region, of Alloya Corporate Federal Credit Union (“Alloya”), formerly Members United Corporate Federal Credit Union (“Members United”).  See Note 6 for information regarding the Company’s borrowings from Members United.  The Company has $91.9 thousand on deposit with Alloya as of June 30, 2013.

From time to time, our Board and members of our executive management team have purchased investor notes from us. Investor notes payable to related parties total $488.6 thousand and $446.0 thousand at June 30, 2013 and December 31, 2012, respectively.

We have also entered into a selling agreement with our wholly-owned subsidiary, MP Securities, pursuant to which MP Securities acts as a selling agent for our 2012 Secured Investment Certificates, which are notes we sell under a private placement memorandum and which are secured by loans or cash. Selling commissions and cost reimbursements paid to any broker-dealer firms that is engaged to assist in the distribution of such certificates will not exceed 3% of the amount of certificates sold.

MP Securities also acts as a selling agent for our Class A Notes offering pursuant to a Registration Statement which was declared effective by the SEC on October 11, 2012.  Our affiliate, MP Securities, will sell most of the Class A Notes being registered.  Each participating broker in the Class A Notes offering, including MP Securities, will be entitled to receive commissions ranging from .5%, plus an amount equal to .25% per annum on the average note balance for a Variable Series Note, to 5% per sale for a Flex Series or 60 month Fixed Series Note depending on whether it sells a Fixed Series, Variable Series or Flex Series note and the term of the respective note sold (12 months to 84 months).  For repeat purchasers of our Class A Notes, the gross commissions payable to the managing broker and share of commissions payable to MP Securities as a participating broker in the offering will be reduced by 0.25% of the total amount of Class A Notes sold in the offering to a repeat investor who is then, or has been within the immediately preceding thirty (30) days, a noteholder.

In addition, we have entered into selling agreements with MP Securities pursuant to which MP Securities will act as a selling agent for our Series 1 Subordinated Capital Notes private offering and our 2013 International Notes private offering, which are notes we sell under private placement memoranda.  Selling commissions and cost reimbursements paid to any broker-dealer firm that is engaged to assist in the distribution of these notes will not exceed 2.5% of the amount of certificates sold.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2023. Loans yielded a weighted average of 6.32% as of June 30, 2013, compared to a weighted average yield of 6.36% as of December 31, 2012.

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

On September 18, 2012, the Company entered into a Deed in Lieu of Foreclosure Agreement with one of its borrowers.  As a result of this agreement, the Company received the property securing one of its impaired mortgage loan interests.  The Company has recorded the entire outstanding amount of the loan, $958.8 thousand, as a real estate owned asset on its financial statements.  On May 30, 2013, the Company sold the property to a new owner and approved two purchase money mortgage loans that will enable the ministry to purchase this property.  These loans totaled $1.0 million.

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

On March 15, 2013, the Company entered into a Deed in Lieu of Foreclosure Agreement with one of its borrowers and took title to the real estate property securing two impaired loans.  The Company agreed to lease the facility back to the defaulting ministry on a month-to-month basis until the property is sold.  The loans had a carrying value of $1.5 million, net of discounts and specific reserves totaling $1.1 million, at March 15, 2013.  No additional reserves were required to be taken on the acquired real property as a result of this transaction. The reserves on these loans were charged off at acquisition and the property was recorded in foreclosed assets at $1.5 million.  No valuation allowance has been recorded against the property at June 30, 2013.  We have entered into an agreement to sell this property for a purchase price of approximately $1.78 million, subject to purchase price adjustments that may be made at closing.  The purchase transaction is expected to close in September 2013.  If the Company is successful in closing this purchase transaction in September, the Company may recover a portion of the reserves for loan losses that were written off at the time of foreclosure.

Allowance for Loan Losses

An allowance for loan losses of $3.0 million as of June 30, 2013 and $4.0 million as of December 31, 2012 has been established for loans held in the Company’s mortgage portfolio. For the six month period ended June 30, 2013, we reported total charge-offs of $1.0 million on three of our mortgage loan investments, as compared to $47 thousand for the year ended December 31, 2012. Management believes that the allowance for loan losses as of June 30, 2013 and December 31, 2012 is appropriate.

Changes in the allowance for loan losses for the six months period ended June 30, 2013 and the year ended December 31, 2012 are as follows (dollars in thousands):

	Six months ended	Year Ended
	June 30, 2013	December 31, 2012

Balance, beginning of period	$4,005	$4,127
Provisions for loan loss	8	(9)
Chargeoffs	(1,018)	(47)
Accretion of allowance related to restructured loans	(35)	(66)
Balance, end of period	$2,960	$4,005

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

	June 30	December 31	June 30
	2013	2012	2012

Impaired loans with an allowance for loan loss	$11,433	$11,128	$12,632
Impaired loans without an allowance for loan loss	7,919	7,431	7,105
Total impaired loans	$19,352	$18,559	$19,737

Allowance for loan losses related to impaired loans	$1,996	$2,987	$2,895

Total non-accrual loans	$19,132	$18,338	$19,514

Total loans past due 90 days or more and still accruing	$--	$--	$--

We had eleven nonaccrual loans as of June 30, 2013 and December 31, 2012.  As of June 30, 2013, we have completed foreclosure proceedings on two loan participation interests we acquired from ECCU.  We also acquired two properties pursuant to Deed in Lieu of Foreclosure Agreements we entered into with two of our borrowers.  In addition, we have two loans totaling $3.4 million that are currently in foreclosure proceedings.  There is a reserve of $338.0 thousand that has been recorded as an allowance for loan losses on these loans.  In April 2012, we completely wrote off one nonaccrual loan as uncollectible.  However, as this loan carried a discount for the entire principal balance, our recorded investment in the loan was zero and the write-off had no impact on our net loans receivable balance.

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	June 30, 2013	December 31, 2012

Loans:

Individually evaluated for impairment	$19,352	$18,559

Collectively evaluated for impairment	$133,956	$138,837

Balance	$153,308	$157,396

Allowance for loan losses:

Individually evaluated for impairment	$1,996	$2,987

Collectively evaluated for impairment	$964	$1,018

Balance	$2,960	$4,005

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

The following table is a summary of the loan portfolio credit quality indicators by loan class at June 30, 2013 and December 31, 2012, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2013
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$88,509	$2,032	$31,081	$966	$122,588
Watch	11,040	3,719	4,485	--	19,244
Substandard	764	3,220	--	--	3,984
Doubtful	4,666	--	2,826	--	7,492
Loss	--	--	--	--	--
Total	$104,979	$8,971	$38,392	$966	$153,308

Credit Quality Indicators (by class)
As of December 31, 2012
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$81,316	$1,780	$39,249	$966	$123,311
Watch	11,405	3,644	4,515	--	19,564
Substandard	2,942	3,877	--	--	6,819
Doubtful	4,866	--	2,836	--	7,702
Loss	--	--	--	--	--
Total	$100,529	$9,301	$46,600	$966	$157,396

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at June 30, 2013 and 2012 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$2,334	$--	$764	$3,098	$101,881	$104,979	$--
Wholly-Owned Junior	--	--	--	--	8,971	8,971	--
Participation First	--	--	5,166	5,166	33,226	38,392	--
Participation Junior	--	--	--	--	966	966	--

Total	$2,334	$--	$5,930	$8,264	$145,044	$153,308	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$1,260	$2,129	$814	$4,203	$96,326	$100,529	$--
Wholly-Owned Junior	3,865	436	--	4,301	5,000	9,301	--
Participation First	2,555	2,632	2,611	7,798	38,802	46,600	--
Participation Junior	--	--	--	--	966	966	--

Total	$7,680	$5,197	$3,425	$16,302	$141,094	$157,396	$--

The following tables are summaries of impaired loans by loan class at June 30, 2013, June 30, 2012 and December 31, 2012.  The recorded investment in impaired loans reflects the balances in the financial statements, whereas the unpaid principal balance reflects the balances before discounts and partial chargeoffs (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended June 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,771	$5,524	$--	$4,810	$51
Wholly-Owned Junior	213	219	--	214	3
Participation First	2,555	2,555	--	2,555	10
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	5,133	5,554	1,523	5,154	40
Wholly-Owned Junior	3,175	3,220	341	3,175	40
Participation First	2,826	2,991	132	3,557	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$18,673	$20,063	$1,996	$19,465	$144

Impaired Loans (by class)
As of and for the six months ended June 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,771	$5,524	$--	$4,829	$90
Wholly-Owned Junior	213	219	--	214	6
Participation First	2,555	2,555	--	2,555	47
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	5,133	5,554	1,523	5,212	69
Wholly-Owned Junior	3,175	3,220	341	3,211	80
Participation First	2,826	2,991	132	3,560	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$18,673	$20,063	$1,996	$19,581	$292

Impaired Loans (by class)
As of and for the Year Ended December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$3,997	$4,466	$--	$4,111	$115
Wholly-Owned Junior	215	221	--	216	12
Participation First	2,611	2,744	--	2,633	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	7,339	7,860	2,595	7,444	153
Wholly-Owned Junior	3,592	3,671	373	3,603	202
Participation First	225	251	19	238	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$17,979	$19,213	$2,987	$18,245	$482

Impaired Loans (by class)
As of and for the three months ended June 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,112	$4,489	$--	$4,143	$28
Wholly-Owned Junior	217	223	--	217	3
Participation First	2,611	2,744	--	2,633	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	8,402	8,796	2,531	8,420	38
Wholly-Owned Junior	3,601	3,671	345	3,601	40
Participation First	235	254	19	244	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$19,178	$20,177	$2,895	$19,258	$109

Impaired Loans (by class)
As of and for the six months ended June 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,112	$4,489	$--	$4,162	$57
Wholly-Owned Junior	217	223	--	217	6
Participation First	2,611	2,744	--	2,633	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	8,402	8,796	2,531	8,417	97
Wholly-Owned Junior	3,601	3,671	345	3,595	67
Participation First	235	254	19	609	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$19,178	$20,177	$2,895	$19,633	$227

A summary of nonaccrual loans by loan class at June 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of June 30, 2013

Church loans:
Wholly-Owned First	$10,531
Wholly-Owned Junior	3,220
Participation First	5,381
Participation Junior	--

Total	$19,132

Loans on Nonaccrual Status (by class)
As of December 31, 2012

Church loans:
Wholly-Owned First	$11,846
Wholly-Owned Junior	3,655
Participation First	2,837
Participation Junior	--

Total	$18,338

The following are summaries of troubled debt restructurings by loan class that were modified during the period ended June 30 (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended June 30, 2013

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	--	$--	$--	$--
Wholly-Owned Junior	1	3,175	3,175	3,175
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	1	$3,175	$3,175	$3,175

Troubled Debt Restructurings (by class)
For the six months ended June 30, 2013

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$875	$876	$876
Wholly-Owned Junior	1	3,175	3,175	3,175
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	2	$4,050	$4,051	$4,051

Troubled Debt Restructurings (by class)
For the three months ended June 30, 2012

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$2,096	$2,096	$2,078
Wholly-Owned Junior	1	430	430	426
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	2	$2,526	$2,526	$2,504

Troubled Debt Restructurings (by class)
For the six months ended June 30, 2012

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	2	$4,590	$4,590	$4,494
Wholly-Owned Junior	2	430	430	426
Participation First	1	271	249	236
Participation Junior	--	--	--	--

Total	5	$5,291	$5,269	$5,156

For one of the two loans restructured during the six months ended June 30, 2013, as well as for four of the five loans restructured during the three months ended June 30, 2012, unpaid accrued interest at the time of the loan restructure was added to the principal balance.  The amount of interest added was also recorded as a loan discount, and thus did not increase our net loan balance. The other loan restructured during the six months ended June 30, 2013 was the rollover of a previously restructured loan.  No accrued interest was added to this loan at the time of the rollover.  The other loan restructured during the three months ended June 30, 2012 represents the modified loan balance upon foreclosure on two of three underlying properties.  In addition, for each of the restructured loans, the interest rate was lowered.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.

A summary of troubled debt restructurings that defaulted during the periods ended June 30, 2013 and 2012 is as follows (dollars in thousands):

There were no troubled debt restructurings that defaulted during the three months ended June 30, 2013.

Troubled Debt Restructurings Defaulted (by class)
During the six months ended June 30, 2013

	Number of Loans	Recorded Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$2,317
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	1	$2,317

Troubled Debt Restructurings Defaulted (by class)
During the three months ended June 30, 2012

	Number of Loans	Recorded Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$2,078
Wholly-Owned Junior	1	426
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	2	$2,504

Troubled Debt Restructurings Defaulted (by class)
During the six months ended June 30, 2012

	Number of Loans	Recorded Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$2,078
Wholly-Owned Junior	1	426
Participation First	1	236
Participation Junior	--	--
Total:
Church loans	3	$2,740

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

No additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012.

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

Foreclosed assets at June 30, 2013 consist of four properties.  One property was acquired during 2011 in satisfaction of a secured loan.  The property had a carrying value of $1.4 million at June 30, 2013 and no valuation allowance has been required for this property.  An additional two properties were acquired in February 2012 in partial satisfaction of a secured loan.  The properties had a carrying value of $581.2 thousand at June 30, 2013 which includes a $136.0 thousand valuation allowance.  Finally, one property was acquired in March 2013 as a result of another Deed in Lieu of Foreclosure Agreement the Company entered into with a borrower.  The property had a carrying value of $1.5 million at June 30, 2013 and no valuation allowance has been required for this property.  The Company held $3.4 million and $2.9 million of foreclosed assets at June 30, 2013 and December 31, 2012, respectively.

One property was acquired in September 2012 as a result of a Deed in Lieu of Foreclosure Agreement the Company entered into with a borrower.   On May 30, 2013, the Company originated two loans totaling $1.0 million to a third party for the sale of this property.  The Company also received cash considerations of $50.0 thousand as part of the sale agreement.  The property was carried at a value of $958.8 thousand at the time of the sale.  The Company recognized a $50.0 thousand gain on the sale of real estate, and recorded a $41.2 thousand discount on the loans originated to fund the purchase of the property.  The discount will be amortized into interest income over the life of the loans.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands)

	Allowance for Losses on Foreclosed Assets for the periods ended June 30 and December 31,
	2013	2012
Balance, beginning of period	$136	$--
Provision for losses	--	136
Charge-offs	--	--
Recoveries	--	--
Balance, end of period	$136	$136

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended June 30,
	2013	2012
Net loss (gain) on sale of real estate	$(50)	$--
Provision for losses	--	--
Operating expenses, net of rental income	14	(2)
Net expense (income)	$(36)	$(2)

	Foreclosed Asset Expenses (Income) for the six months ended June 30,
	2013	2012
Net loss (gain) on sale of real estate	$(50)	$--
Provision for losses	--	--
Operating expenses, net of rental income	10	(19)
Net expense (income)	$(40)	$(19)

5.  Loan Participation Sales

During the year ended December 31, 2011, the Company sold participations in two church loans totaling $5.4 million but retained servicing responsibilities for these loans.  As a result, we recorded servicing assets totaling $146.9 thousand, which are being amortized using the interest method.  The amortization of servicing assets is recorded as an adjustment to interest income and totaled $11.0 thousand for the six months ended June 30, 2013.

We did not sell participations in any loans during the six months ended June 30, 2013 or the year ended December 31, 2012.

A summary of servicing assets for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows (dollars in thousands):

	2013	2012
Balance, beginning of period	$113	$138
Subtractions:
Amortization	11	25
Balance, end of period	$102	$113

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

In 2008, the Company borrowed the entire $10 million available on the $10 Million LOC which was converted to a term loan that was paid off in 2011.

Pursuant to the terms of the Company’s promissory note with Members United, once the $100 Million CUSO Line was fully drawn, the total outstanding balance was termed out over a five year period with a 30 year amortization payment schedule.  In addition, the term loan interest rate was specified by Members United and was re-priced to a market fixed or variable rate determined at the time the loan is restructured.  We used our $100 million Members United credit facility to assist us in financing our business.  For 2011, the weighted average interest rate we paid on the Members United facility was 3.98%.

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $79.7 million and $81.3 million at June 30, 2013 and December 31, 2012, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of June 30,

2013 and December 31, 2012, the collateral securing the MU Credit Facility had an aggregate principal balance of   $102.4 million and $104.2 million, respectively, which satisfies the minimum collateralization ratio for this facility.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of June 30, 2013 and December 31, 2012, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 30, 2009, the Company entered into a Loan and Security agreement with Western Corporate Federal Credit Union (“WesCorp”), a federally chartered credit union located in San Dimas, California.  The agreement provided for a secured $28 million term loan, referred to as the “WesCorp Facility.”  We used $24.6 million of the proceeds from the WesCorp credit facility to pay-off a credit facility with the Bank of Montreal.  The WesCorp credit facility had a fixed interest rate of 3.95% and was initially secured by approximately $59.2 million of mortgage loans we previously pledged to secure a credit facility we had established with the Bank of Montreal but has been subsequently paid off. Thus, the loan was initially secured by excess collateral of approximately $30.8 million.

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of June 30, 2013 and December 31, 2012, $21.9 and $22.5 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of June 30, 2013 and December 31, 2012, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $32.9 million and $34.2 million, respectively, which satisfies the minimum collateralization ratio for this facility.  As of June 30, 2013 and December 31, 2012, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of our bank borrowings during the twelve month periods ending June 30 are as follows (dollars in thousands):

2014	$3,437
2015	3,546
2016	3,630
2017	3,729
2018	3,825
Thereafter	83,431
$101,598

In addition to regular principal payments, we also made $510.0 thousand in principal payments during the six months ended June 30, 2013 in order to remain in compliance with the minimum collateralization ratio requirements of our credit facility borrowings.

7.  Notes Payable

We also rely on our investor notes to make investments in mortgage loan assets and fund our general operations. Except for our private offering of secured notes, the notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of these notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.  We have offered our investor notes under registered public offerings with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May 2007.  The sale of our Alpha Class Notes was discontinued in April 2008.

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of June 30, 2013.  At June 30, 2013 and December 31, 2012, $312 thousand and $2.8 million of Alpha Class Notes were outstanding, respectively.

In addition to the Alpha Class Notes, the Company has also offered its Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series pursuant to registration statements filed with the SEC.    On June 24, 2011, we filed a Registration Statement with the SEC seeking to register an additional $75 million of the Company’s Class A Notes.  All of the Class A Notes are unsecured.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rate the Company pays on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rate the Company pays on a Variable Series Note is determined by reference to the Variable Index in effect on the date the interest rate is set and bears interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the Variable Index is defined under the Class A Notes as the three month LIBOR rate.

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of June 30, 2013.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At June 30, 2013 and December 31, 2012, $38.0 million and $40.5 million of these notes were outstanding, respectively.

Effective as of May 15, 2012, the Company temporarily discontinued the sale of the Class A Notes and deregistered the securities remaining unsold under the Company’s Registration Statement on Form S-1 initially filed with the SEC on December 23, 2009 and declared effective on June 3, 2010.  The Company subsequently filed a Registration Statement seeking to register $75 million of its Class A Notes with the SEC.  This Registration Statement was declared effective as of October 11, 2012, and the Company thereafter resumed the sale of its Class A Notes.

Historically, most of the Company’s unsecured notes have been renewed by investors upon maturity.  Because the Company has discontinued its sale of Alpha Class Notes effective as of April 18, 2008, all holders of such notes that mature in the future may reinvest such sums by purchasing Class A Notes that have been registered with the SEC or, if they qualify as an eligible purchaser, other debt securities offered by the Company.  For matured notes that are not renewed, the Company funds the redemption in part through proceeds from the repayment of loans and newly issued notes payable.

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

The Trust Indenture entered into with Wilmington Savings Fund Society , FSB, also contains standard covenants which require the Company to refrain from permitting any other senior lien to be created or maintained on the collateral securing the certificates, refrain from paying any dividends on the Company’s equity units if there is an uncured event of default with respect to the certificates, make timely payments of interest and principal due on the certificates and secure the assets of the fund.  The Company is in compliance with these covenants as of June 30, 2013.  At June 30, 2013, $106.3 thousand of these secured certificates were outstanding and $112.8 thousand in cash was pledged as collateral on these notes.  At December 31, 2012, $55.7 thousand of these secured certificates were outstanding and $67.8 thousand in cash was pledged as collateral on these notes.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. At June 30, 2013, $2.0 million in notes sold pursuant to this offering were outstanding.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the

Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at June 30, 2013.  No notes had been sold pursuant to this International Notes offering as of June 30, 2013.

We have the following notes payable at June 30, 2013 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$37,951	4.14%
National Alpha Offering	312	2.16%

Private Offerings
Special Offering	6,633	4.98%
Special Subordinated Notes	1,963	4.92%
Secured Notes	106	2.65%
International Offering	384	3.47%
Total	$47,349	4.27%

Future maturities for the Company’s investor notes during the twelve month periods ending June 30 are as follows (dollars in thousands):

2014	$18,247
2015	13,790
2016	7,102
2017	5,359
2018	2,643
Thereafter	208
$47,349

8.  Preferred and Common Units Under LLC Structure

On May 14, 2013, the Company’s Series A Preferred Unit holders approved the adoption of an Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Preferred Units (the “Amended Series A Certificate”) pursuant to which holders of the Series A Preferred Units approved a reduction in the preferred dividend return payable to the Series A Preferred Unit holders (the “Series A Preferred Members”).  Under the original Certificate of Powers, Designations, Preferences and Rights of Series A Preferred Units (the “Series A Certificate”), each holder of a Series A Preferred Unit was entitled to receive a quarterly cash payment equal to a percentage of the liquidation preference for a Series A Preferred Unit (set at $100 per Series A Preferred Unit) which was set at an annual rate of 190 basis points higher than the London Bank Inter-Bank Offer Rate (“LIBOR) for one year in effect on the last day of the calendar month for which the preferred return is approved.  As approved by the Series A Preferred Members at the Special Meeting of the Series A Preferred Members, the preferred return payable on the Series A Preferred Units will be an annual rate of 25 basis points higher than the LIBOR in effect on the last day of the calendar month for which the preferred return is approved.  No other changes were made to the Series A Certificate.  In addition, the Series A Preferred Units are entitled to an annual preferred distribution, payable in arrears, equal to 10% of the Company’s profits, after subtracting from profits the preferred return (the “Preferred Distribution”).

The Series A Preferred Units have a liquidation preference of $100 per unit; have no voting rights; and are subject to redemption in whole or in part at the Company’s election on December 31 of any year, for an amount equal to the liquidation preference of each unit, plus any accrued and unpaid preferred return and Preferred Distribution on such units. The Series A Preferred Units have priority as to earnings and distributions over the Common Units. The resale of the Company’s Preferred Units and Common Units are subject to the Company’s first right of refusal to purchase units proposed to be transferred.  Upon the Company’s failure to pay a preferred return for four consecutive quarters, the holders of the Series A Preferred Units have the right to appoint two managers.

The Class A Common Units have voting rights.

9.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3%, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the six months ended June 30, 2013 and 2012 were $38.7 and $27.5 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2012.  No profit sharing contribution has been made or approved for the six months ended June 30, 2013.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2013 and December 31, 2012, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	June 30, 2013	December 31, 2012

Undisbursed loans	$15	$425
Standby letter of credit	$1,873	$1,873

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at June 30, 2013 and December 31, 2012, are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2013 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$5,345	$5,345		$--	$--	$5,345
Loans, net	149,200	--		--	149,175	149,175
Accrued interest receivable	593	--		--	593	593
FINANCIAL LIABILITIES:
Bank borrowings	$101,598	$--	$		$104,391	$104,391
Notes payables	47,349	--		--	48,672	48,672
Other financial liabilities	72	--			72	72

	Fair Value Measurements at December 31, 2012 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$10,068	$10,068		$--	$--	$10,068
Loans, net	152,428	--		--	155,165	155,165
Accrued interest receivable	672	--		--	672	672
FINANCIAL LIABILITIES:
Notes payables	$52,564	$--	$		$54,120	$54,120
Bank borrowings	103,833	--			106,614	106,614
Other financial liabilities	96	--			96	96

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2013 and December 31, 2012.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2013 and December 31, 2012.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2013:
Collateral dependent loans (net of allowance and discount)	$--	$--	$6,509	$6,509
Foreclosed assets	--	--	3,420	3,420
	$--	$--	$9,929	$9,929

Assets at December 31, 2012:
Collateral dependent loans (net of allowance and discount)	$--	$--	$8,262	$8,262
Foreclosed assets	--	--	2,914	2,914
	$--	$--	$11,176	$11,176

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

Foreclosed Assets

Real estate acquired through foreclosure or other proceedings (foreclosed assets) is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations are periodically performed and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal. The fair values of real properties initially are determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market or in the collateral. Subsequent valuations of the real properties are based on management estimates or on updated appraisals. Foreclosed assets are categorized under Level 3 when significant adjustments are made by management to appraised values based on unobservable inputs. Otherwise, foreclosed assets are categorized under Level 2 if their values are based solely on appraisals.

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2013 are summarized below (dollars in thousands):

Assets	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling cost	10% (10%)
Impaired Loans	$6,509	Internal evaluations	Discount due to age of appraisal	0% - 5% (0.15%)
		Internal evaluations	Discount due to additional selling and management costs	0% - 10% (3.84%)

		Discounted appraised value	Selling cost	10% - 15% (12.14%)
Foreclosed assets	$3,420
		Internal evaluations	Discount due to market activity	0% - 19% (3.22%)

12. Subsequent Event

On August 8, 2013, ECCU completed a partial loan foreclosure on various parcels of real property securing a collateral-dependent loan in which we hold a participation interest.   The transaction resulted in the reclassification of $1.7 million from loans receivable to real estate owned property in August 2013.  No loan loss reserves were required to be charged off in the reclassification. The $1.7 million represents the carrying value of the property, net of estimated selling costs.

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

•

due to additional suitability and overconcentration limits imposed on investors in our Class A Notes under FINRA guidelines and its Class A Notes Prospectus, the Company needs to expand its investor base and expand the scope of investment products offered by its wholly-owned affiliate, MP Securities;

•	our ability to maintain liquidity or access to other sources of funding;

•	changes in the cost and availability of funding facilities;

•	the allowance for loan losses that we have set aside prove to be insufficient to cover actual losses on our loan portfolio;

•	we rely upon our largest equity holder to originate profitable church and ministry related mortgage loans;

•

because we rely on credit facilities to finance our investments in church mortgage loans, disruptions in the credit markets, financial markets and economic conditions that adversely impact the value of church mortgage loans can negatively affect our financial condition and performance; and

•

we are required to comply with certain covenants and restrictions in our primary credit facilities that, if not met, could trigger repayment obligations of the outstanding principal balance on short notice.

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

The following discussion and analysis compares the results of operations for the three and six month periods ended June 30, 2013 and June 30, 2012 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

	Three months ended		Comparison
	June 30,

	2013	2012	$ Difference	% Difference
Interest income:
Interest on loans	$2,287	$2,498	$(211)	(8%)
Interest on interest-bearing accounts	20	39	(19)	(49%)
Total interest income	2,307	2,537	(230)	(9%)
Interest expense:
Borrowings from financial institutions	643	683	(40)	(6%)
Notes payable	509	618	(109)	(18%)
Total interest expense	1,152	1,301	(149)	(11%)
Net interest income	1,155	1,236	(81)	(7%)
Provision (credit) for loan losses	--	(240)	240	(100%)
Net interest income after provision for loan losses	1,155	1,476	(321)	(22%)
Non-interest income	34	12	22	183%
Non-interest expenses:
Salaries and benefits	568	456	112	25%
Marketing and promotion	40	33	7	21%
Office operations	338	415	(77)	(19%)
Foreclosed assets, net	(36)	(2)	(34)	1700%
Legal and accounting	160	220	(60)	(27%)
Total non-interest expenses	1,070	1,122	(52)	(5%)
Income before provision for income taxes	119	366	(247)	(67%)
Provision for income taxes	4	4	--	0%
Net income	$115	$362	$(247)	(68%)

During the three months ended June 30, 2013, we reported net income of $115 thousand. Our profitability in the second quarter of 2013 is primarily attributable to our favorable net interest margin, a substantial reduction in the provisions for loan losses on our mortgage loan investments, and reductions in non-interest expenses.  As compared to the second quarter of 2012, our net interest income decreased as a result of paydowns in our loan portfolio, however, this was offset by lower non-interest expenses, particularly operating expenses, expenses related to foreclosed assets, legal and accounting expenses.  Most of the $247 decrease in net income, as compared to the prior year is related to the $240 thousand credit for loan losses recognized in May 2012.

The decrease in our total interest income as compared to the prior year is due primarily to the decrease in the mortgage loan assets held in our loan portfolio.  Our average interest-earning loans decreased from $152.8 million at June 30, 2012 to $140.5 million at June 30, 2013, a decrease of $12.3 million.  The weighted average interest rate in our portfolio has also decreased from 6.46% at June 30, 2012 to 6.32% as of June 30, 2013 as higher yield loans have been renewed or replaced at lower rates.  Due to a lower average cash balance the Company held in interest bearing accounts as compared to the prior year, we received $19 thousand less in interest income from our money market accounts held with other institutions as compared to the three month period ended June 30, 2012.

Total interest expense decreased by $149 thousand from the second quarter of 2012 primarily because of the decrease in the average balance of interest-bearing liabilities from $168.0 million for the three months ended June 30, 2012 to $150.6 million for the three months ended June 30, 2013, which includes decreases in our borrowings from financial institutions as well as our investor notes.  The decrease in our bank borrowings is due to regular monthly principal payments we made as well as $3.0 million in additional principal payments we made on our NCUA facilities over the last twelve months.

The $11.7 million decline in the total amount of our investor notes outstanding at June 30, 2013, as compared to June 30, 2012, was primarily due to the Company temporarily discontinuing the sale of Class A Notes for a period of five months in 2012 until we received a no-objections letter from FINRA which permitted us to resume the sale of our Class A Notes.  Due to certain suitability and concentration limits imposed by FINRA rules and terms of our Class A Notes Prospectus that restrict the ability of some of our current investors to renew or make investments in our Class A Notes, we have experienced a decline in total amount of investor notes from $59.1 thousand at June 30, 2012 to $47.3 thousand at June 30, 2013.  As we and our wholly-owned subsidiary, MP Securities, transition the marketing and sale of our investor notes to MP Securities, we expect to increase sales of our Class A Notes and other debt securities during the remainder of 2013.

For the three month period ended June 30, 2013, net interest income declined by $81 thousand, or 7%, from the three months ended June 30, 2012.  Net interest income after provision for loan losses decreased by $321 thousand for the quarter ended June 30, 2013 over the three months ended June 30, 2012.  We did not take any provisions for loan losses during the second quarter of 2013.  However, we sold two impaired loans in the second quarter of 2012 that resulted in a credit of $240 thousand to our provision for loan losses thereby favorably impacting our net interest income after provision for loan losses for the quarter ended June 30, 2012.

We had other income of $34 thousand in the second quarter of 2013 primarily due to $12 thousand in servicing fee income we earned on two loans participations we sold but on which we retained servicing rights.  We also earned $15 thousand in commission income from the sale of mutual funds and fixed annuities by our wholly-owned broker dealer, MP Securities.  As we did not earn any commission income during the three months ended June 30, 2012, other income increased by $22 thousand from the prior year.

Our non-interest operating expenses for the three months ended June 30, 2013 decreased by $52 thousand over the same period ended June 30, 2012, a decrease of 5%.  This decrease is related to an $77 thousand reduction in office operations expenses due to reduced spending in several areas, including human resources and employee education.  We also experienced a $34 thousand decrease in net foreclosed asset expenses.  While we paid $16 thousand more in net operating costs (expenses related to managing real estate owned properties reduced by rental income received) during the three months ended June 30, 2013 as compared to the prior year, we realized a $50 thousand gain on sale of one of our real estate owned properties.  Finally, our legal and accounting expenses decreased by $60 thousand from the prior year.  During the second quarter of 2012, we incurred a number of legal costs related to the suspension of our note sale program, as well as the management of some of our impaired loans.  We did not experience any unusually large legal costs during the second quarter of 2013. These decreases were offset by a 25% increase in salaries and benefits cost from the prior year.  This is the result of hiring three additional employees since the beginning of the second quarter of 2012, as well as pay increases given to employees at the end of the first quarter in 2013.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

	Six months ended		Comparison
	June 30,

	2013	2012	$ Difference	% Difference
Interest income:
Interest on loans	$4,656	$5,013	$(357)	(7%)
Interest on interest-bearing accounts	44	74	(30)	(41%)
Total interest income	4,700	5,087	(387)	(8%)
Interest expense:
Borrowings from financial institutions	1,288	1,374	(86)	(6%)
Notes payable	1,041	1,242	(201)	(16%)
Total interest expense	2,329	2,616	(287)	(11%)
Net interest income	2,371	2,471	(100)	(4%)
Provision (credit) for loan losses	8	(136)	144	(106%)
Net interest income after provision for loan losses	2,363	2,607	(244)	(9%)
Non-interest income	54	27	27	100%
Non-interest expenses:
Salaries and benefits	1,139	914	225	25%
Marketing and promotion	61	69	(8)	(12%)
Office operations	646	784	(138)	(18%)
Foreclosed assets, net	(40)	(19)	(21)	111%
Legal and accounting	345	429	(84)	(20%)
Total non-interest expenses	2,151	2,177	(26)	(1%)
Income before provision for income taxes	266	457	(191)	(42%)
Provision for income taxes	8	8	--	--%
Net income	$258	$449	$(191)	(43%)

During the six months ended June 30, 2013, we reported net income of $258 thousand. Our profitability in the first half of 2013 is primarily attributable to our favorable net interest margin, improvements in the quality of our loan portfolio which reduced the need to record additional provisions for loan losses, and reductions in non-interest expenses. As compared to the first half of 2012, net interest income decreased as a result of paydowns in our loan portfolio, however, this was offset by lower interest and non-interest expenses, particularly operating expenses, expenses related to foreclosed assets, legal and accounting expenses.  Most of the $191 thousand decrease in net income as compared to the prior year is related to the $136 thousand credit in our provision for loan losses recognized during the first half of 2012 resulting from the sale of two impaired loans.

The decrease in our total interest income as compared to the prior year is due primarily to the decrease in the mortgage loan assets held in our loan portfolio.  Our average interest-earning loans decreased from $154.6 million during the first half of 2012 to $143.7 million during the first half of 2013, a decrease of $10.9 million.  The weighted average interest rate in our portfolio has also decreased from 6.46% at June 30, 2012 to 6.32% as of June 30, 2013 as higher yield loans have been renewed or replaced at lower rates.  Due to a lower average cash balance the Company held in interest bearing accounts as compared to the prior year, we received $30 thousand less in interest income from our money market accounts held with other institutions as compared to the six month period ended June 30, 2012.

Total interest expense decreased by $287 thousand from the first half of 2012 primarily because of the decrease in the average balance of interest-bearing liabilities from $165.4 million for the six months ended June 30, 2012 to $152.6 million for the six months ended June 30, 2013.  This decrease is due to regular monthly principal payments the Company made on its borrowings from financial institutions, as well as $3.0 million in additional principal payments the Company made over the last twelve months.

Interest-bearing liabilities also decreased due to the decline in our notes payable. Our investor notes outstanding at June 30, 2013 were $47.3 million, as compared to $59.1 million at June 30, 2012.  This decrease was primarily due to our discontinuation of the sale of its Class A Notes for a period of five months beginning in May 2012 until we received a no-objections letter from FINRA which permitted us to resume the sale of our Class A Notes.  In addition, as a result of suitability standards imposed by FINRA and adopted by us in our Class A Notes Prospectus, some of our investors have been unable to renew or make investments in our Class A Notes due to concentration limits and suitability standards imposed by FINRA and our Class A Notes Prospectus.  As we and our wholly-owned subsidiary, MP Securities, transition the marketing and sale of our investor notes to MP Securities, we expect to increase these sales during the remainder of 2013.

For the six month period ended June 30, 2013, net interest income declined by $100 thousand, or 4%, from the six months ended June 30, 2012.  Net interest income after provision for loan losses decreased by $244 thousand for the six months ended June 30, 2013 over the six months ended June 30, 2012.  We recorded $8 thousand in provisions for loan losses during the first half of 2013.  Conversely, we sold two impaired loans in the first half of 2012 thereby enabling the Company to report a credit of $136 thousand to our provision for loan losses.

We had other income of $54 thousand in the first half of 2013 primarily due to $23 thousand in servicing fee income we earned on two loans participations we sold but on which we retained servicing rights.  We also earned $20 thousand in commission income from the sale of mutual funds and fixed annuities by our wholly-owned broker dealer, MP Securities.  As we did not earn any commission income during the six months ended June 30, 2012, other income increased by $27 thousand from the prior year.

Our non-interest operating expenses for the six months ended June 30, 2013 decreased by $26 thousand over the same period ended June 30, 2012.  This decrease was the result of a $138 thousand reduction in office operations expenses, as we have experienced lower human resources costs and we have reduced the amount spent on travel.  We have also reduced the expenses related to managing our loan portfolio by $44 thousand from the prior year.  Net foreclosed asset expenses decreased by $21 thousand from the prior year, primarily due to a $50 thousand gain on the sale of one of our real estate owned properties.  Finally, legal and accounting expenses decreased by $84 thousand from the prior year.  During the first half of 2012, we incurred a number of legal costs related to the management of our note sale program and launch of MP Securities.  We did not experience any unusually large legal costs during the first half of 2013. These decreases were offset by a 25% increase in salaries and benefits cost from the first half of the prior year.  This is the result of hiring four additional employees since the beginning of 2012, as well as pay increases given to employees at the end of the first quarter in 2013.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$9,246	$20	0.87%	$15,244	$39	1.04%
Interest-earning loans [1]	140,477	2,287	6.53%	152,842	2,498	6.57%
Total interest-earning assets	149,723	2,307	6.18%	168,086	2,537	6.07%

Non-interest-earning assets	11,209	--	--	10,162	--	--
Total Assets	160,932	2,307	5.75%	178,248	2,537	5.72%

Liabilities:
Public offering notes – Class A	38,545	396	4.12%	47,412	472	4.00%
Public offering notes – Alpha Class	487	2	1.81%	3,843	54	5.65%
Special offering notes	7,095	84	4.74%	8,025	90	4.49%
International notes	383	3	3.47%	206	2	4.30%
Subordinated notes	1,795	23	5.12%	6	*	5.45%
Secured notes	60	*	2.51%	12	*	2.77%
Borrowings from financial institutions	102,235	644	2.52%	108,518	683	2.53%
			--			--
Total interest-bearing liabilities	$150,600	$1,152	3.07%	$168,022	$1,301	3.11%

Net interest income		$1,155			$1,236
Net interest margin [2]			2.88%			2.79%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

* Represents amounts less than $0.5 thousand.

Average interest-earning assets decreased to $149.7 million during the three months ended June 30, 2013, from $168.1 million during the same period in 2012, a decrease of $18.4 million or 11%. The average yield on these assets increased to 6.18% for the three months ended June 30, 2013 from 6.07% for the three months ended June 30, 2012. This average yield increase is related to the lower average balance in interest-earning accounts with other financial institutions.  These assets earn less than 1% and they comprise a smaller portion of interest-earning assets compared to the prior year.  Interest earning accounts held with other financial institutions decreased to $9.2 million at June 30, 2013 as compared to $15.2 million at June 30, 2012, a decrease of 39%.

The yield on interest-earning loans for the three months ended June 30, 2013 decreased to 6.53% from 6.57%.  This is mainly the result of a decrease in the weighted average interest rate of the loan portfolio from 6.46% to 6.32% due to the renewal of loans at lower rates and the payoff of loans with higher yields.  Despite the decrease in loan yield and the decrease in rates on interest-earning accounts with other financial institutions, the lower relative balance of interest-earning accounts with other financial institutions as compared to total interest-earning assets led to a slight increase in yield on interest-earning assets.  Non-interest earning assets increased from $10.2 million for the three months ended June 30, 2012 to $11.2 million at June 30, 2013.  This increase is due to an increase in 90-day delinquent loans and an increase in foreclosed assets.  Despite the increase in non-interest earning assets, yield on assets increased from 5.72% for the three months ended June 30, 2012 to 5.75% for the three months ended June 30, 2013.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $150.6 million during the three months ended June 30, 2013, from $168.0 million during the same period in 2012. The average rate paid on these liabilities decreased to 3.07% for the three months ended June 30, 2013, from 3.11% for the same period in 2012. This decrease is due primarily to a decrease in the rates paid on our Alpha class notes, as most of the notes remaining from that offering are variable rate notes which bear interest at lower rates than fixed rate notes.

Net interest income for the three months ended June 30, 2013, was $1.2 million, which was a decrease of $81 thousand, or 7%, for the same period in 2012.  Net interest margin increased 9 basis points to 2.88% for the quarter ended June 30, 2013, compared to 2.79% for the quarter ended June 30, 2012.

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$9,849	$44	0.91%	$14,069	$74	1.06%
Interest-earning loans [1]	143,685	4,656	6.54%	154,608	5,013	6.52%
Total interest-earning assets	153,534	4,700	6.17%	168,677	5,087	6.06%

Non-interest-earning assets	9,409	--	--	9,918	--	--
Total Assets	162,943	4,700	5.82%	178,595	5,087	5.73%

Liabilities:
Public offering notes – Class A	38,995	803	4.15%	44,091	946	4.31%
Public offering notes – Alpha Class	1,258	26	4.20%	4,083	115	5.66%
Special offering notes	8,198	182	4.48%	7,873	177	4.51%
International notes	355	6	3.53%	199	4	4.43%
Subordinated notes	909	23	5.11%	6	*	5.45%
Secured notes	58	1	2.50%	7	*	2.78%
Borrowings from financial institutions	102,862	1,288	2.52%	109,165	1,374	2.53%

Total interest-bearing liabilities	$152,635	$2,329	3.08%	$165,424	$2,616	3.18%

Net interest income		$2,371			$2,471
Net interest margin [2]			2.94%			2.78%

 [1] Loans are net of deferred fees and before of the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

* Represents amounts less than $0.5 thousand.

Average interest-earning assets decreased to $153.5 million during the six months ended June 30, 2013, from $168.7 million during the same period in 2012, a decrease of $15.2 million or 9%. The average yield on these assets increased to 6.17% for the six months ended June 30, 2013 from 6.06% for the six months ended June 30, 2012. This average yield increase is related to the lower average balance in interest-earning accounts with other financial institutions.  These assets earn less than 1% and they comprise a smaller portion of interest-earning assets compared to the prior year.  Interest earning accounts held with other financial institutions decreased to $9.8 million at June 30, 2013 as compared to $14.1 million at June 30, 2012, a decrease of 30%.

The increase is also related to an increase in the yield on interest-earning loans from 6.52% to 6.54%. Despite a decrease in the weighted average interest rate in our loans receivable portfolio, we collected $37 thousand in additional interest from non-collateral dependent impaired loans during the first half of 2013 compared to the first half of 2012, and we recognized $12 thousand in additional interest due to the amortization of our troubled debt restructurings. These factors led to a nine basis point increase in yield on interest-earning assets.  Non-interest earning assets decreased from $9.9 million for the six months ended June 30, 2012 to $9.4 million at June 30, 2013, as the delinquency which caused non-interest earning assets to rise for the three months ended June 30, 2013 did not occur until late in the second quarter and did not have as large an effect on the first half of the year.  Yield on assets increased from 5.73% for the six months ended June 30, 2012 to 5.82% for the six months ended June 30, 2013.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $152.6 million during the six months ended June 30, 2013, from $165.4 million during the same period in 2012. The average rate paid on these liabilities decreased to 3.08% for the six months ended June 30, 2013, from 3.18% for the same period in 2012. This decrease is due primarily to a decrease in the rates paid on our Alpha class notes, as most of the notes remaining from that offering are variable rate notes which bear interest at lower rates than fixed rate notes.

Net interest income for the six months ended June 30, 2013, was $2.4 million, which was a decrease of $100 thousand, or 4%, for the same period in 2012.  Net interest margin increased 16 basis points to 2.94% for the first half of the year ended June 30, 2013, compared to 2.78% for the first half of the year ended June 30, 2012.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(14)	$(6)	$(20)
Total loans	(171)	(39)	(210)
	(185)	(45)	(230)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(91)	15	(76)
Public offering notes – Alpha Class	(29)	(23)	(52)
Special offering notes	(11)	5	(6)
International notes	2	--	2
Subordinated notes	23	--	23
Secured notes	--	--	--
Other	(40)	--	(40)
	(146)	(3)	(149)
Change in net interest income	$(39)	$(42)	$(81)

Rate/Volume Analysis of Net Interest Income

	Six months Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(20)	$(10)	$(30)
Total loans	(349)	(8)	(357)
	(369)	(18)	(387)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(106)	(37)	(143)
Public offering notes – Alpha Class	(65)	(24)	(89)
Special offering notes	7	(2)	5
International notes	3	(1)	2
Subordinated notes	23	--	23
Secured notes	1	--	1
Other	(78)	(8)	(86)
	(215)	(72)	(287)
Change in net interest income	$(154)	$54	$(100)

Financial Condition

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

			Comparison
	2013	2012	$ Difference	% Difference
	(Unaudited)	(Audited)
Assets:
Cash	$5,345	$10,068	$(4,723)	(47%)
Loans receivable, net of allowance for loan losses of $2,960 and $4,005 as of June 30, 2013 and December 31, 2012, respectively	149,200	152,428	(3,228)	(2%)
Accrued interest receivable	593	672	(79)	(12%)
Property and equipment, net	151	216	(65)	(30%)
Debt issuance costs, net	60	95	(35)	(37%)
Foreclosed assets, net	3,420	2,914	506	17%
Other assets	338	252	86	34%
Total assets	$159,107	$166,645	$(7,538)	(5%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$101,598	$103,833	$(2,235)	(2%)
Notes payable	47,349	52,564	(5,215)	(10%)
Accrued interest payable	28	7	21	300%
Other liabilities	446	693	(247)	(36%)
Total liabilities	149,421	157,097	(7,676)	(5%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(3,538)	(3,676)	138	(4%)
Total members' equity	9,686	9,548	138	1%
Total liabilities and members' equity	$159,107	$166,645	$(7,538)	(5%)

General.  Total assets decreased by $7.5 million, or 5%, between December 31, 2012 and June 30, 2013.  This decrease was due to the payoff of several loans, as well as a decrease in cash due to the maturity and withdrawal of $5.2 million of our notes payable.  In addition, we made $1.7 million of regular monthly principal payments on our NCUA borrowings as well as $510 thousand of additional principal payments.

During the three month period ended June 30, 2013, gross loans receivable decreased by $4.1 millon, or 3%.  This decrease is due to the net paydown of $2.8 million of loan principal on our mortgage loan investments, which is a result of $13.3 million of loan principal paydowns offset by $899.0 thousand of loan purchases and $9.6 million of loan originations.  The net paydown of loan principal is mainly a result of early pay-offs of existing loans and non-renewals of maturing loans.  In many cases, these non-renewals occur because a loan has fallen outside of our lending policy and cannot be refinanced by us.  Additionally, the loan balance on our total mortgage loan investments has decreased as we have transferred a net of $506 thousand to foreclosed assets.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while two loans that represent less than 0.1% of our portfolio are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.32% at June 30, 2013, and 6.36% at December 31, 2012.

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

Some non-accrual loans are considered collateral dependent.  These are defined as loans where there is a significant possibility that repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had eleven nonaccrual loans as of June 30, 2013 and December 31, 2012.  In June 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, we had never foreclosed on or taken a charge-off on a mortgage loan investment we acquired.  Since that time, we acquired two properties in February 2012 in partial satisfaction of one of our mortgage loan investments, and we acquired one property in September 2012 and another in March 2013 pursuant to Deed in Lieu of Foreclosure Agreements we entered into with two of our borrowers.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)

	June 30, 2013	December 31, 2012

Non-Performing Loans:[1]

Collateral Dependent:

Delinquencies over 90-Days	$2,611	$2,611
Troubled Debt Restructurings[2]	5,399	8,469

Total Collateral Dependent Loans	8,010	11,080

Non-Collateral Dependent:

Delinquencies over 90-Days	2,555	--
Troubled Debt Restructurings	8,107	7,479

Total Non-Collateral Dependent Loans	10,662	7,479

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	18,672	18,559
Foreclosed Assets	3,420	2,914

Total Non-performing Assets	$22,092	$21,473

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

[2] Includes $764 thousand and $814 thousand of restructured loans that were over 90 days delinquent as of June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013, we had ten restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  In addition, we had two non-restructured loans that were over 90 days past due.  We also had one restructured loan that has performed according to terms for twelve months and has been put on accrual status; however, it is still considered non-performing.  As discussed in Note 3 of Item 1, Financial Statements, in May 2012 we sold two non-performing loans to a third party for $2.4 million.  Both loans were considered collateral dependent.  In September 2012, we executed a Deed in Lieu of Foreclosure Agreement with a borrower related to the collateral underlying an impaired loan and transferred the loan balance of $959 thousand into foreclosed assets.  This property was sold in May 2013 to a new owner and we originated two loans totaling $1.0 million that enabled the ministry to purchase the property.   We also received $50 thousand in cash as part of the sale.  In March 2013, we executed another Deed in Lieu of Foreclosure Agreement with a borrower related to the collateral underlying two impaired loans and transferred the net loan balance of $1.5 million into foreclosed assets. As of June 30, 2013, we had four foreclosed properties valued at $3.4 million, net of a $136 thousand valuation allowance against two of the properties.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At June 30, 2013 and December 31, 2012, the allowance for loan losses was $3.0 million and $4.0 million, respectively.  This represented 1.9% of our gross loans receivable at June 30, 2013 and 2.5% of our gross loans receivable at December 31, 2012.

	Allowance for Loan Losses
	as of and for the

	Six months ended		Year Ended
	June 30,		December 31,
	2013	2012	2012
Balances:	($ in thousands)
Average total loans outstanding during period	$153,041	$166,949	$163,042
Total loans outstanding at end of the period	$153,308	$162,219	$157,396
Allowance for loan losses:
Balance at the beginning of period	$4,005	$4,127	$4,127
Provision (credit) charged to expense	8	(136)	(9)
Charge-offs
Wholly-Owned First	1,018	35	35
Wholly-Owned Junior	--	--	--
Participation First	--	12	12
Participation Junior	--	--	--
Total	1,018	47	47
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs
(recoveries)	1,018	47	47
Accretion of allowance related to restructured loans	35	23	66

Balance	$2,960	$3,921	$4,005

Ratios:
Net loan charge-offs to average total loans	0.67%	0.03%	0.03%
Provision for loan losses to average total loans[1]	0.01%	(0.08)%	0.00%
Allowance for loan losses to total loans at the end of the period	1.93%	2.42%	2.54%
Allowance for loan losses to non-performing loans	15.85%	19.87%	21.58%
Net loan charge-offs to allowance for loan losses at the end of the period	34.39%	1.20%	1.17%
Net loan charge-offs to Provision for loan losses[1]	12725%	(34.56)%	(522.22)%

1 Provisions for loan losses were negative during the six months ended June 30, 2012 and the year ended December 31, 2012 due to a $265 thousand reversal of specific reserves related to the sale of two non-performing loans.

Borrowings from Financial Institutions.  At June 30, 2013, we had $101.6 million in borrowings from financial institutions.  This is a decrease of $2.2 million from December 31, 2012.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension, as well as $510.0 thousand of additional paydowns made to ensure compliance with the minimum collateralization ratio on these borrowings.

Notes Payable.  Our investor notes payable consist of debt securities sold under several registered national offerings as well as notes sold in private placements.  These investor notes had a balance of $47.3 million at June 30, 2013, which was a decrease of $5.2 million from December 31, 2012.  While we are now able to sell Class A Notes through our wholly owned affiliate, MP Securities, these note sales are subject to certain suitability requirements imposed by FINRA rules and terms of our Class A Notes Prospectus that restrict the ability of some of our current investors to renew or make investments in our Class A Notes.  Our Class A Notes, Alpha Class Notes, and special investor notes have decreased by $5.0 million since December 31, 2012  as a result of transitioning the sale of our Class A Notes to our wholly-owned affiliate, MP Securities, implementing the overconcentration limits and suitability investor standards imposed by FINRA and our Class A Notes Prospectus and withdrawals made by ministries that needed funds for expansion, loan paydowns or ministry related purposes.  In order to maintain our investor note sales, we have increased sales efforts for our special note offerings, secured investment certificates, and Subordinated Capital Notes.  In addition, through our wholly-owned broker dealer, MP Securities, we have begun to earn fee revenue by offering mutual funds to our investors.

Members’ Equity.  Total members’ equity was $9.7 million at June 30, 2013, which represents an increase of $138 thousand from $9.5 million at December 31, 2012.  Our $258 thousand in net income during the first six months of the year is offset partially by $120 thousand of payments related to our Series A Preferred Units, which require quarterly dividend payments and a payment of 10% of our annual net income after dividends, for which we accrue quarterly.  During the second quarter of 2013, we reduced the rate of dividends paid on our preferred units. We did not repurchase or sell any ownership units during the six months ended June 30, 2013.

Liquidity and Capital Resources

June 30, 2013 vs. June 30, 2012

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and investor notes. Management believes that the Company maintains adequate sources of liquidity to meet its liquidity needs.  Nevertheless, if we are unable to continue our offering of Class A Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed and we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

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

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the six months ended June 30, 2013, our investors renewed their debt securities investments at a 33% rate.  This rate was 80% during the first quarter of 2012 and has decreased primarily because of suitability requirements imposed on investors in our Class A Notes by FINRA rules and the terms of the Company’s Class A Notes Prospectus.  We have initiated efforts to address the challenges imposed by FINRA’s suitability rule, by offering other securities products to our investors, locating new investors for our Class A Notes and expanding the products and services that MP Securities will offer to our investors.

The net decrease in cash during the six months ended June 30, 2013 was $4.7 million, as compared to a net increase of $5.2 million for the six months ended June 30, 2012, a decrease of $9.9 million. Net cash provided by operating activities totaled $84 thousand for the six months ended June 30, 2013, as compared to net cash provided by operating activities of $296 thousand for the same period in 2012. This decrease in net cash provided by operating activities is attributable primarily to the paydown of other liabilities as our preferred dividends payable decreased to the reduction in the dividend rate paid to preferred unit holders, while the dividends payable to our note holders decreased due to the lower notes payable balance.

Net cash provided by investing activities totaled $2.8 million during the six months ended June 30, 2013, as compared to $7.4 million provided during the six months ended June 30, 2012, a decrease in cash of $4.6 million. This decrease is primarily related to a decrease in loan paydowns.  While we experienced $21.7 million in loan paydowns during the first six months of 2012, we only experienced $13.3 million in paydowns during the first six months of 2013, providing $8.4 million less in cash.

Net cash used by financing activities totaled $7.6 million for the six month period ended June 30, 2013, an increase in cash used of $5.1 million from $2.5 million used in financing activities during the six months ended June 30, 2012. This difference is primarily attributable to an increase in paydowns on our notes payable.

At June 30, 2013, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $5.3 million, a decrease of $4.8 from $10.1 million, at December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2013.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the three months period ended June 30, 2013 and 2012; (ii) Consolidated Balance Sheets as of June 30, 2013 and  December 31, 2012; (iii) Consolidated  Statements of Cash Flows for the three months ended June 30, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements.

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

Dated:            August 14,  2013

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Susan B. Reilly______________________
Susan B. Reilly,
Chief Financial Officer