Form 10-Q
period 2013-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2013-11-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No .

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No ☑.

At September 30, 2013, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

 (Dollars in Thousands Except Unit Data)

	2013	2012
	(Unaudited)	(Audited)
Assets:
Cash	$10,692	$10,068
Loans receivable, net of allowance for loan losses of $2,757 and $4,005 as of September 30, 2013 and December 31, 2012, respectively	143,897	152,428
Accrued interest receivable	610	672
Property and equipment, net	129	216
Debt issuance costs, net	52	95
Foreclosed assets, net	3,684	2,914
Other assets	411	252
Total assets	$159,475	$166,645
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$100,768	$103,833
Notes payable	47,810	52,564
Accrued interest payable	7	7
Other liabilities	976	693
Total liabilities	149,561	157,097
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2013 and December 31, 2012 (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2013 and December 31, 2012	1,509	1,509
Accumulated deficit	(3,310)	(3,676)
Total members' equity	9,914	9,548
Total liabilities and members' equity	$159,475	$166,645

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Thousands)

	Three months ended		Nine months ended
	September 30,		September 30,

	2013	2012	2013	2012
Interest income:
Interest on loans	$2,454	$2,480	$7,110	$7,493
Interest on interest-bearing accounts	23	37	67	111
Total interest income	2,477	2,517	7,177	7,604
Interest expense:
Borrowings from financial institutions	645	676	1,933	2,050
Notes payable	503	601	1,544	1,843
Total interest expense	1,148	1,277	3,477	3,893
Net interest income	1,329	1,240	3,700	3,711
Provision (credit) for loan losses	(185)	87	(177)	(49)
Net interest income after provision for loan losses	1,514	1,153	3,877	3,760
Non-interest income	79	14	133	42
Non-interest expenses:
Salaries and benefits	916	509	2,055	1,423
Marketing and promotion	21	43	82	112
Office operations	331	329	977	1,114
Foreclosed assets, net	(148)	(12)	(188)	(31)
Legal and accounting	186	107	531	536
Total non-interest expenses	1,306	976	3,457	3,154
Income before provision for income taxes	287	191	553	648
Provision for income taxes	4	4	12	12
Net income	$283	$187	$541	$636

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in Thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$541	$636
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	88	94
Amortization of deferred loan fees	(256)	(105)
Amortization of debt issuance costs	135	126
Provision for loan losses	(177)	(49)
Accretion of allowance for loan losses on restructured loans	(53)	(46)
Accretion of loan discount	(9)	(5)
Changes in:
Accrued interest receivable	62	91
Other assets	(159)	(80)
Other liabilities and accrued interest payable	283	16
Net cash provided by operating activities	455	678
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(899)	(10,894)
Loan originations	(26,895)	(8,999)
Loan sales	13,446	2,425
Loan principal collections, net	21,139	27,703
Foreclosed asset sales	1,465	--
Purchase of property and equipment	(1)	(32)
Net cash provided by investing activities	8,255	10,203
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(3,065)	(5,629)
Net changes in notes payable	(4,754)	(4,350)
Debt issuance costs	(92)	(100)
Dividends paid on preferred units	(175)	(258)
Net cash used by financing activities	(8,086)	(10,337)
Net increase (decrease) in cash	624	544
Cash at beginning of period	10,068	11,167
Cash at end of period	$10,692	$11,711
Supplemental disclosures of cash flow information
Interest paid	$3,477	$3,886
Income taxes paid	$14	$14
Transfer of loans to foreclosed assets	$4,384	$1,676
Loans made to facilitate the sale of foreclosed assets	$1,000	$--

 The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2012 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  One credit union owns only preferred units while the others own both common and preferred units.  Offices of the Company are located in Brea, California and Fresno, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  Historically, most of the Company’s loans were purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. However, the Company now originates most of its church and ministry loans independently. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 29 states, with the largest number of loans made to California borrowers.

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

On April 26, 2010, we formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  On July 6, 2010, MP Securities became a registered broker dealer firm under Section 15 of the Securities Exchange Act of 1934 and effective as of March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. In May of 2012, MP Securities began selling Secured Investment Certificates pursuant to a private offering on our behalf.  On September 24, 2012, MP Securities received a no-objections letter from FINRA, thereby authorizing it to act as a selling agent for the Company’s Class A Notes public offering under a registration statement declared effective by the U.S. Securities and Exchange Commission (“SEC”) on October 11, 2012.  In November 2012, MP Securities also began selling investments in mutual funds.  In March 2013, the Company entered into a selling agreement with MP Securities that enables the firm to sell the Company’s Series 1 Subordinated Capital Notes and 2013 International Notes. In addition to serving as a selling agent for our Class A Notes and other debt securities, MP Securities will distribute debt securities issued by religious organizations, as well as by business members of credit unions it serves and will act as a selling agent in placing mortgage backed business loans made by credit unions to institutional investors.  On July 10, 2013, we received approval from FINRA which authorized MP Securities to act as a full service brokerage firm.  In addition, on July 10, 2013, the State of California granted its approval for MP Securities to serve as registered investment advisors.  Finally, on September 26, 2013, MP Securities entered into clearing firm agreement with Royal Bank of Canada Dain Rauscher (“RBC Dain”), thereby enabling it to open full service brokerage accounts for its customers commencing in October, 2013.  With the approval of applicable regulatory authorities, MP Securities can now offer a broad scope of investment products that enable us to better serve our clients and customers.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of September 30, 2013 and December 31, 2012.

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

In the recovering U.S. economic market, loan restructures often produce a better outcome for our loan portfolio than a foreclosure action. Given our specialized knowledge and experience working with churches and ministries, entering into a loan modification often enables our borrowers to keep their ministries intact and avoid foreclosure.  With a successful loan restructure, we avoid a loan charge-off and protect the interests of the investors and borrowers we serve.

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

Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income (AOCI).  The ASU requires disclosures of changes of AOCI balances by component in the financial statements or the footnotes, and it requires significant items reclassified out of AOCI to be disclosed on the face of the income statement or as a separate footnote.  The ASU is effective for fiscal years and interim periods beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have an impact on Company’s financial statements.

ASU No. 2013-11,  “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  ASU No. 2013-11 eliminates the diversity in reporting an unrecognized tax benefit when a net operating loss carryforward or similar tax loss exists.

ASU No. 2013-11 requires, in most circumstances, that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or similar tax loss.  The ASU will be effective prospectively for the Company for annual and interim periods beginning on January 1, 2014 and is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $10.1 million and $9.5 million at September 30, 2013 and December 31, 2012, respectively. Interest earned on funds held with ECCU totaled $66.8 thousand and $110.6 thousand for the nine months ended September 30, 2013 and 2012, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $97.0 thousand and $77.3 thousand for the nine months ended September 30, 2013 and 2012, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we purchase mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the nine month periods ended September 30, 2013 and September 30, 2012, we purchased $896 thousand and $5.8 million of loans from ECCU, respectively.  With regard to loans purchased from ECCU, we recognized $2.0 million and $3.8 million of interest income during the nine months ended September 30, 2013 and 2012, respectively.  This income has decreased as the balance of loans in our portfolio purchased from ECCU has decreased from $92.9 million at September 30, 2012 to $48.4 million at September 30, 2103.  ECCU currently acts as the servicer for 26 of the 132 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement we entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on wholly-owned loans ECCU services on its behalf.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At September 30, 2013, the Company’s investment in wholly-owned loans serviced by ECCU totaled $8.2 million, while the Company’s investment in loan participations serviced by ECCU totaled $26.8 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  We paid fewer than one thousand dollars of such fees during the nine months ended September 30, 2013 and 2012.

ECCU has also repurchased mortgage loans from us as part of our liquidity management practices.  In addition, ECCU has from time to time repurchased from the Company fractional participations in the loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Association (“NCUA”) rules when participations in those loans were sold to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  No gain or loss was incurred on these sales.  A total of $4.3 million in whole loans were sold to ECCU during the nine months ended September 30, 2013.  No whole loans or loan participations were sold to ECCU during the nine months ended September 30, 2012.

Other Related Party Transactions

From time to time, our Board and members of our executive management team have purchased investor notes from us. Investor notes payable to related parties total $731.3 thousand and $446.0 thousand at September 30, 2013 and December 31, 2012, respectively.

On August 14th, 2013, the Company entered into a Loan Participation Agreement with Western Federal Credit Union (“WFCU”).  WFCU is an owner of both the Company’s Class A Common Units and Series A Preferred Units.  Under this agreement, we sold WFCU a $5.0 million loan participation interest in one of our mortgage loan interests.  As part of this agreement, we retained the right to service the loan and we charge WFCU 50 basis points in servicing fees.

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

In addition, we have entered into selling agreements with MP Securities pursuant to which MP Securities will act as a selling agent for our Series 1 Subordinated Capital Notes private offering and our 2013 International Notes private offering, which are notes we sell under a  private placement memorandum.  Selling commissions and cost reimbursements paid to any broker-dealer firm that is engaged to assist in the distribution of these notes will not exceed 2.5% of the amount of certificates sold.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2023. Loans yielded a weighted average of 6.34% as of September 30, 2013, compared to a weighted average yield of 6.36% as of December 31, 2012.

On May 15, 2012, the Company entered into a Loan Purchase Agreement with Trinity Pacific Investments and Trinity Pacific OC involving two mortgage loan interests it had acquired from ECCU, which were the subject of foreclosure proceedings.  In exchange for transferring all rights, title and interest in these two mortgage loan interests, the Company received $2.425 million in cash and was relieved of any further obligations regarding the mortgage loan interests sold. Both loans were considered impaired.  The recorded investment in these loans was $2.460 million after discounts.  The loans also carried a total of $300 thousand in specific reserves that had been recorded in prior periods and $35 thousand of these specific reserves were charged off against our allowance for loan losses.  The Company reversed the remaining $265 thousand of specific reserves related to these two loans, reducing the Company’s provision and allowance for loan losses and improving the Company’s balance sheet and statement of operations as of and for the nine months ended September 30, 2012.

On September 18, 2012, the Company entered into a Deed in Lieu of Foreclosure Agreement with one of its borrowers.  As a result of this agreement, the Company received the property securing one of its impaired mortgage loan interests.  The Company has recorded the entire outstanding amount of the loan, $958.8 thousand, as a real estate owned asset on its financial statements (“REO”).  On May 30, 2013, the Company sold this REO property and entered into two purchase money mortgage loans that will enable the ministry to purchase this REO property.  These loans totaled $1.0 million.

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

On March 15, 2013, the Company entered into a Deed in Lieu of Foreclosure Agreement with one of its borrowers and took title to the real estate property securing two impaired loans.  The Company agreed to lease the facility back to the defaulting ministry on a month-to-month basis until the property is sold.  The loans had a carrying value of $1.5 million, net of discounts and specific reserves totaling $1.1 million at March 15, 2013.  No additional reserves were required to be taken on the acquired REO property as a result of this transaction. The reserves on these loans were charged off at acquisition and the property was recorded in foreclosed assets on our balance sheet at $1.5 million.  On September 3, 2013, the property was sold in a purchase transaction that enabled the Company to report $206.5 thousand in gains on the sale of foreclosed assets.

On August 7, 2013, ECCU foreclosed on four properties securing a portion of a loan in which the Company had purchased a loan participation interest.  Pursuant to a court order, three of the four properties have been listed and posted for sale through a commercial brokerage firm.  The court has delayed confirmation of the fourth parcel for a subsequent hearing.  The Company’s participant ownership interest in these properties is valued at approximately $1.7 million, after deducting for selling costs. which was transferred from loans receivable to foreclosed assets.  The Company’s investment in the remainder of the loan receivable is $875.2 thousand, which is secured by an additional property that serves as the primary worship facility.  The Company has recorded a $112.4 thousand reserve on this participation interest.  The  foreclosure proceeding on the worship facility is being delayed due to challenges imposed by the general contractor who supervised the construction project.  ECCU, in its capacity as lead lender, is continuing to pursue its foreclosure remedies on the remaining parcels securing the loan.

Allowance for Loan Losses

The Company has established an allowance for loan losses of $2.8 million as of September 30, 2013 and $4.0 million as of December 31, 2012 for loans held in the Company’s mortgage portfolio. For the nine month period ended September 30, 2013, we reported total charge-offs of $1.0 million on three of our mortgage loan investments, as compared to $47 thousand for the year ended December 31, 2012. Management believes that the allowance for loan losses as of September 30, 2013 and December 31, 2012 is appropriate.

Changes in the allowance for loan losses for the nine months period ended September 30, 2013 and the year ended December 31, 2012 are as follows (dollars in thousands):

	Nine months ended	Year Ended
	September 30, 2013	December 31, 2012

Balance, beginning of period	$4,005	$4,127
Provisions for loan loss	(177)	(9)
Chargeoffs	(1,018)	(47)
Accretion of allowance related to restructured loans	(53)	(66)
Balance, end of period	$2,757	$4,005

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary or the recorded balance of our nonperforming loans (dollars in thousands) as of September 30, 2013, December 31, 2012 and September 30, 2012:

	September 30	December 31	September 30
	2013	2012	2012

Impaired loans with an allowance for loan loss	$13,677	$11,128	$11,617
Impaired loans without an allowance for loan loss	3,661	7,431	7,054
Total impaired loans	$17,338	$18,559	$18,671

Allowance for loan losses related to impaired loans	$1,898	$2,987	$2,967

Total non-accrual loans	$16,030	$18,338	$18,449

Total loans past due 90 days or more and still accruing	$--	$--	$--

We had ten nonaccrual loans as of September 30, 2013 and eleven nonaccrual loans at December 31, 2012.  As of September 30, 2013, we have completed foreclosure proceedings on three loan participation interests we acquired from ECCU.  We also acquired two properties pursuant to Deed in Lieu of Foreclosure Agreements we entered into with two of our borrowers.  In addition, we have two loans totaling $1.4 million that are currently in foreclosure proceedings.  There is a reserve of $136.0 thousand that has been recorded as an allowance for loan losses on these loans.

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	September 30, 2013	December 31, 2012

Loans:

Individually evaluated for impairment	$17,338	$18,559

Collectively evaluated for impairment	$130,549	$138,837

Balance	$147,887	$157,396

Allowance for loan losses:

Individually evaluated for impairment	$1,898	$2,987

Collectively evaluated for impairment	$859	$1,018

Balance	$2,757	$4,005

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

The following table is a summary of the loan portfolio credit quality indicators by loan class at September 30, 2013 and December 31, 2012, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2013
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$94,423	$2,620	$24,234	$966	$122,243
Watch	12,585	3,221	2,620	--	18,426
Substandard	562	3,220	--	--	3,782
Doubtful	2,353	--	1,083	--	3,436
Loss	--	--	--	--	--
Total	$109,923	$9,061	$27,937	$966	$147,887

Credit Quality Indicators (by class)
As of December 31, 2012
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$81,316	$1,780	$39,249	$966	$123,311
Watch	11,405	3,644	4,515	--	19,564
Substandard	2,942	3,877	--	--	6,819
Doubtful	4,866	--	2,836	--	7,702
Loss	--	--	--	--	--
Total	$100,529	$9,301	$46,600	$966	$157,396

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at September 30, 2013 and at December 31, 2012 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$9,857	$--	$562	$10,419	$99,504	$109,923	$--
Wholly-Owned Junior	--	--	--	--	9,061	9,061	--
Participation First	--	--	1,805	1,805	26,132	27,937	--
Participation Junior	--	--	--	--	966	966	--

Total	$9,857	$--	$2,367	$12,224	$135,663	$147,887	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$1,260	$2,129	$814	$4,203	$96,326	$100,529	$--
Wholly-Owned Junior	3,865	436	--	4,301	5,000	9,301	--
Participation First	2,555	2,632	2,611	7,798	38,802	46,600	--
Participation Junior	--	--	--	--	966	966	--

Total	$7,680	$5,197	$3,425	$16,302	$141,094	$157,396	$--

The following tables are summaries of impaired loans by loan class for the three month, nine month and twelve month periods ended at September 30, 2013, September 30, 2012 and December 31, 2012, respectively.  The recorded investment in impaired loans reflects the balances in the financial statements, whereas the unpaid principal balance reflects the balances before discounts and partial chargeoffs (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended September 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$3,076	$3,861	$--	$3,253	$15
Wholly-Owned Junior	212	219	--	213	3
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	6,558	7,021	1,343	6,710	23
Wholly-Owned Junior	3,175	3,220	344	3,175	40
Participation First	3,638	3,808	211	6,103	67
Participation Junior	--	--	--	--	--

Total:
Church loans	$16,659	$18,129	$1,898	$19,454	$148

Impaired Loans (by class)
As of and for the nine months ended September 30, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$3,076	$3,861	$--	$3,306	$54
Wholly-Owned Junior	212	219	--	214	9
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	6,558	7,021	1,343	6,808	166
Wholly-Owned Junior	3,175	3,220	344	3,198	121
Participation First	3,638	3,808	211	6,110	113
Participation Junior	--	--	--	--	--

Total:
Church loans	$16,659	$18,129	$1,898	$19,636	$463

Impaired Loans (by class)
As of and for the Year Ended December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$3,997	$4,466	$--	$4,111	$115
Wholly-Owned Junior	215	221	--	216	12
Participation First	2,611	2,744	--	2,633	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	7,339	7,860	2,595	7,444	153
Wholly-Owned Junior	3,592	3,671	373	3,603	202
Participation First	225	251	19	238	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$17,979	$19,213	$2,987	$18,245	$482

Impaired Loans (by class)
As of and for the three months ended September 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,063	$4,478	$--	$4,073	$28
Wholly-Owned Junior	216	222	--	216	3
Participation First	2,611	2,744	--	2,611	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	7,384	7,854	2,620	7,597	44
Wholly-Owned Junior	3,595	3,671	328	3,595	40
Participation First	230	252	19	231	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$18,099	$19,221	$2,967	$18,323	$115

Impaired Loans (by class)
As of and for the nine months ended September 30, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,063	$4,478	$--	$4,153	$85
Wholly-Owned Junior	216	222	--	217	9
Participation First	2,611	2,744	--	2,633	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	7,384	7,854	2,620	8,144	141
Wholly-Owned Junior	3,595	3,671	328	3,597	107
Participation First	230	252	19	565	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$18,099	$19,221	$2,967	$19,309	$342

A summary of nonaccrual loans by loan class at September 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of September 30, 2013

Church loans:
Wholly-Owned First	$9,172
Wholly-Owned Junior	3,220
Participation First	3,638
Participation Junior	--

Total	$16,030

Loans on Nonaccrual Status (by class)
As of December 31, 2012

Church loans:
Wholly-Owned First	$11,846
Wholly-Owned Junior	3,655
Participation First	2,837
Participation Junior	--

Total	$18,338

The following are summaries of troubled debt restructurings by loan class that were modified during the period ended September 30 (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended September 30, 2013

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$1,644	$1,666	$1,666
Wholly-Owned Junior	--	--	--	--
Participation First	1	2,555	2,555	2,555
Participation Junior	--	--	--	--

Total	2	$4,199	$4,221	$4,221

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2013

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$875	$876	$875
Wholly-Owned Junior	1	3,175	3,175	3,175
Participation First	1	2,555	2,555	2,555
Participation Junior	--	--	--	--

Total	3	$6,605	$6,606	$6,605

Troubled Debt Restructurings (by class)
For the three months ended September 30, 2012

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$981	$995	$995
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	1	$981	$995	$995

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2012

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	3	$5,571	$5,585	$5,427
Wholly-Owned Junior	2	430	430	420
Participation First	1	271	249	230
Participation Junior	--	--	--	--

Total	6	$6,272	$6,264	$6,077

For one of the three loans we restructured during the nine months ended September 30, 2013, as well as for five of the six loans restructured during the nine months ended September 30, 2012, we added the amount of unpaid accrued interest at the time the loan was restructured to the principal balance of the restructured loan.  The amount of interest added to the principal balance of the loan was also recorded as a loan discount, and thus did not increase our net loan balance. One of the three loans restructured during the nine months ended September 30, 2013 resulted from the rollover of a previously restructured loan.  No accrued interest was added to the principal balance of the loan at the time of the rollover. We also restructured a loan participation interest the Company had purchased from ECCU.  All accrued interest was paid by the borrower at the time the loan was restructured.  The final loan restructured during the nine months ended September 30, 2013 represents the modified loan balance after foreclosure proceedings were completed on two of the three underlying properties.  For each of the loans we restructured during the nine month period ended September 30, 2013, the interest rate was lowered as each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.

A summary of troubled debt restructurings that defaulted during the three month and nine month periods ended September 30, 2013 and nine month period ended September 30, 2012, respectively, is as follows (dollars in thousands):

Troubled Debt Restructurings Defaulted (by class)
During the three months ended September 30, 2013

	Number of Loans	Recorded Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	3	$3,863
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	3	$3,863

Troubled Debt Restructurings Defaulted (by class)
During the nine months ended September 30, 2013

	Number of Loans	Recorded Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	4	$6,064
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	4	$6,064

Troubled Debt Restructurings Defaulted (by class)
During the nine months ended September 30, 2012

	Number of Loans	Recorded Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$2,054
Wholly-Owned Junior	1	420
Participation First	1	230
Participation Junior	--	--
Total:
Church loans	3	$2,704

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

No additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings as of September 30, 2013.

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

The Company’s foreclosed assets at September 30, 2013 consists of seven properties with a total carrying value of $3.7 million.  One property was acquired during 2011 in satisfaction of a secured loan.  The property had a carrying value of $1.4 million at September 30, 2013 and no valuation allowance has been required for this property.  An additional two properties were acquired in February 2012 in partial satisfaction of a secured loan.  The properties had a carrying value of $581.2 thousand at September 30, 2013 which includes a $136.0 thousand valuation allowance.  Finally, four properties were acquired in August 2013 in partial satisfaction of a secured loan.  The properties had a carrying value of $1.7 million at September 30, 2013 and no valuation allowance has been required for this property.

On May 30, 2013, the Company originated two loans totaling $1.0 million to a third party for the sale of one property acquired in September 2012 as a result of a Deed in Lieu of Foreclosure Agreement the Company entered into with a borrower.  The Company also received cash considerations of $50.0 thousand as part of the sale agreement.  The property was carried at a value of $958.8 thousand at the time of the sale.  The Company recognized a $50.0 thousand gain on the sale of real estate, and recorded a $41.2 thousand discount on the loans originated to fund the purchase of the property.  The discount will be amortized into interest income over the life of the loans.

The Company acquired one property in March 2013 as a result of another Deed in Lieu of Foreclosure Agreement the Company entered into with a borrower.  On September 4, 2013, the Company sold this property to a third party for $1.7 million in cash.  The property had a carrying value at the time of sale of $1.5 million.  $206.5 thousand was recognized as a gain on the sale of foreclosed property.

The Company held $3.7 million and $2.9 million of foreclosed assets at September 30, 2013 and December 31, 2012, respectively.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands)

	Allowance for Losses on Foreclosed Assets for the periods ended September 30 and December 31,
	2013	2012
Balance, beginning of period	$136	$--
Provision for losses	--	136
Charge-offs	--	--
Recoveries	--	--
Balance, end of period	$136	$136

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended September 30,
	2013	2012
Net loss (gain) on sale of real estate	$(207)	$--
Provision for losses	--	--
Operating expenses, net of rental income	59	(12)
Net expense (income)	$(148)	$(12)

	Foreclosed Asset Expenses (Income) for the nine months ended September 30,
	2013	2012
Net loss (gain) on sale of real estate	$(257)	$--
Provision for losses	--	--
Operating expenses, net of rental income	69	(31)
Net expense (income)	$(188)	$(31)

5.  Loan Participation Sales

In August 2013, the Company sold participations in two church loans totaling $9.2 million while retaining servicing responsibilities on the loans.  As a result of these sales, we recorded servicing assets totaling $61.7 thousand.  Servicing assets are amortized using the interest method as an adjustment to interest income.  Amortization totaled $18.0 thousand for the nine months ended September 30, 2013.  We did not sell participations in any loans during the year ended December 31, 2012.

A summary of servicing assets for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows (dollars in thousands):

	2013	2012
Balance, beginning of period	$113	$138
Additions:
Servicing obligations from sale of loan participations	62	--
Subtractions:
Amortization	18	25
Balance, end of period	$157	$113

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $79.1 million and $81.3 million at September 30, 2013 and December 31, 2012, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of September 30, 2013 and December 31, 2012, the collateral securing the MU Credit Facility had an aggregate principal balance of   $101.8 million and $104.2 million, respectively, which satisfies the minimum collateralization ratio for this facility.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of September 30, 2013 and December 31, 2012, the Company was in compliance with its covenants under the MU Credit Facility.

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

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of September 30, 2013 and December 31, 2012, $21.7 and $22.5 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of September 30, 2013 and December 31, 2012, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $32.9 million and $34.2 million, respectively, which satisfies the minimum collateralization ratio for this facility.  As of September 30, 2013 and December 31, 2012, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of our bank borrowings during the twelve month periods ending September 30 are as follows (dollars in thousands):

2014	$3,480
2015	3,569
2016	3,653
2017	3,753
2018	3,849
Thereafter	82,464
$100,768

In addition to regular principal payments, we also made $510.0 thousand in principal payments during the nine months ended September 30, 2013 in order to remain in compliance with the minimum collateralization ratio requirements of our credit facility borrowings.

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of September 30, 2013.  At September 30, 2013 and December 31, 2012, $312 thousand and $2.8 million of Alpha Class Notes were outstanding, respectively.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of September 30, 2013.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At September 30, 2013 and December 31, 2012, $37.2 million and $40.5 million of these notes were outstanding, respectively.

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

During the quarter ended September 30, 2012, the Company launched the sale of its 2012 Secured Investment Certificates pursuant to a limited offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The secured investment certificates were offered with maturity terms of 36,  60 and 84 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps.  Wilmington Savings Fund Society, FSB, serves as the trustee for the secured investment certificates.  Under the terms of the Trust Indenture entered into with Wilmington Savings Fund Society, FSB, the Company established a mortgage loan investment fund for the benefit of investors and is required to maintain a minimum collateralization ratio equal to at least 105% of the principal amount of secured investment certificates that are issued and outstanding.

The Trust Indenture entered into with Wilmington Savings Fund Society , FSB, also contains standard covenants which require the Company to refrain from permitting any other senior lien to be created or maintained on the collateral securing the certificates, refrain from paying any dividends on the Company’s equity units if there is an uncured event of default with respect to the certificates, make timely payments of interest and principal due on the certificates and secure the assets of the fund.  The Company is in compliance with these covenants as of September 30, 2013.  At September 30, 2013, $300.5 thousand of these secured certificates were outstanding and $490.1 thousand in cash was pledged as collateral on these notes.  At December 31, 2012, $55.7 thousand of these secured certificates were outstanding and $67.8 thousand in cash was pledged as collateral on these notes.  Effective as of August 15, 2013, the Company discontinued the sale of its 2012 Secured Investment Certificates.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. At September 30, 2013, $3.3 million in notes sold pursuant to this offering were outstanding.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at September 30, 2013.  At September 30, 2013, $61.7 thousand of its 2013 International Notes  were issued and outstanding.

We have the following notes payable at September 30, 2013 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$37,194	4.04%
National Alpha Offering	312	2.27%

Private Offerings
Special Offering	6,252	5.07%
Special Subordinated Notes	3,344	4.63%
Secured Notes	301	2.87%
International Offering	407	3.47%
Total	$47,810	4.19%

Future maturities for the Company’s investor notes during the twelve month periods ending September 30 are as follows (dollars in thousands):

2014	$21,591
2015	11,025
2016	8,093
2017	3,114
2018	3,865
Thereafter	122
$47,810

8.  Preferred and Common Units Under LLC Structure

On May 14, 2013, the Company’s Series A Preferred Unit holders approved the adoption of an Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Preferred Units (the “Amended Series A Certificate”) pursuant to which holders of the Series A Preferred Units approved a reduction in the preferred dividend return payable to the Series A Preferred Unit holders (the “Series A Preferred Members”).  Under the original Certificate of Powers, Designations, Preferences and Rights of Series A Preferred Units (the “Series A Certificate”), each holder of a Series A Preferred Unit was entitled to receive a quarterly cash payment equal to a percentage of the liquidation preference for a Series A Preferred Unit (set at $100 per Series A Preferred Unit) which was set at an annual rate of 190 basis points higher than the London Bank Inter-Bank Offer Rate (“LIBOR) for one year in effect on the last day of the calendar month for which the preferred return is approved.  As approved by the Series A Preferred Members at the Special Meeting of the Series A Preferred Members held on May 14, 2013, the amended preferred return payable on the Series A Preferred Units has been set at an annual rate of 25 basis points higher than the LIBOR in effect on the last day of the calendar month for which the preferred return is approved.  In addition, the Series A Preferred Units are entitled to an annual preferred distribution, payable in arrears, equal to 10% of the Company’s profits, after subtracting from profits the preferred return (the “Preferred Distribution”).

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

The Class A Common Units have voting rights.

9.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the nine months ended September 30, 2013 and 2012 were $54.4 and $41.9 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2012.  No profit sharing contribution has been made or approved for the nine months ended September 30, 2013.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2013 and December 31, 2012, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	September 30, 2013	December 31, 2012

Undisbursed loans	$313	$425
Standby letter of credit	$1,873	$1,873

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at September 30, 2013 and December 31, 2012, are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2013 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$10,692	$10,692		$--	$--	$10,692
Loans, net	143,897	--		--	146,268	146,268
Accrued interest receivable	610	--		--	610	610
FINANCIAL LIABILITIES:
Bank borrowings	$100,768	$--	$		$100,517	$100,517
Notes payables	47,810	--		--	48,923	48,923
Other financial liabilities	79	--			79	79

	Fair Value Measurements at December 31, 2012 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$10,068	$10,068		$--	$--	$10,068
Loans, net	152,428	--		--	155,165	155,165
Accrued interest receivable	672	--		--	672	672
FINANCIAL LIABILITIES:
Notes payables	$52,564	$--	$		$54,120	$54,120
Bank borrowings	103,833	--			106,614	106,614
Other financial liabilities	96	--			96	96

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2013 and December 31, 2012.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2013 and December 31, 2012.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2013:
Collateral dependent loans (net of allowance and discount)	$--	$--	$4,680	$4,680
Foreclosed assets	--	--	3,684	3,684
	$--	$--	$8,364	$8,364

Assets at December 31, 2012:
Collateral dependent loans (net of allowance and discount)	$--	$--	$8,262	$8,262
Foreclosed assets	--	--	2,914	2,914
	$--	$--	$11,176	$11,176

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2013 are summarized below (dollars in thousands):

Assets	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling cost	10% (10%)
Impaired Loans	$4,680	Internal evaluations	Discount due to age of appraisal	0% - 5% (0.38%)
		Internal evaluations	Discount due to additional selling and management costs	0% - 10% (1.63%)

		Discounted appraised value	Selling cost	10% - 20% (15.00%)
Foreclosed assets	$3,684
		Internal evaluations	Discount due to market activity	0% - 19% (2.99%)

12.  Subsequent Event

On October 2, 2013, Billy M. Dodson resigned his positions as President and Chief Executive Officer of the Company and its wholly-owned subsidiaries.  Van C. Elliott, a member of the Company’s Board of Managers and the Company’s Secretary, was appointed by the Board of Managers to serve as Manager-in-Charge while the Board performs a search for a new President.  Mr. Elliott was further authorized to execute any and all corporate related documents, investor and loan documents and exercise supervisory authority over the Company’s operations.    In conjunction with Mr. Dodson’s resignation, the Company executed a Severance and Release Agreement that includes an obligation by the Company to make severance payments of $196.4 thousand.

On November 7, 2013, the Board of Managers appointed James Overholt as Interim Chief Executive Officer for a period of six months beginning on November 12, 2013.  Effective as of November 15, 2013, Mr. Elliott will step down from his role as Manager-in-Charge.  He will continue to serve as Company Secretary and as a member of  the Company’s Board of Managers.

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

•

due to additional suitability and overconcentration limits imposed on investors in our Class A Notes under FINRA guidelines and our Class A Notes Prospectus, the Company needs to expand our investor base and scope of investment products offered by our wholly-owned affiliate, MP Securities;

•	our ability to maintain liquidity or access to other sources of funding;

•	we need to enhance and increase the sale of loan participations for loans we originate in order to improve liquidity and generate servicing fees;

•	changes in the cost and availability of funding facilities;

•	the allowance for loan losses that we have set aside prove to be insufficient to cover actual losses on our loan portfolio;

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

The following discussion and analysis compares the results of operations for the three and nine month periods ended September 30, 2013 and September 30, 2012 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

	Three months ended		Comparison
	September 30,

	2013	2012	$ Difference	% Difference
Interest income:
Interest on loans	$2,454	$2,480	$(26)	(1%)
Interest on interest-bearing accounts	23	37	(14)	(38%)
Total interest income	2,477	2,517	(40)	(2%)
Interest expense:
Borrowings from financial institutions	645	676	(31)	(5%)
Notes payable	503	601	(98)	(16%)
Total interest expense	1,148	1,277	(129)	(10%)
Net interest income	1,329	1,240	89	7%
Provision (credit) for loan losses	(185)	87	(272)	(313%)
Net interest income after provision for loan losses	1,514	1,153	361	31%
Non-interest income	79	14	65	464%
Non-interest expenses:
Salaries and benefits	916	509	407	80%
Marketing and promotion	21	43	(22)	(51%)
Office operations	331	329	2	1%
Foreclosed assets, net	(148)	(12)	(136)	1133%
Legal and accounting	186	107	79	74%
Total non-interest expenses	1,306	976	330	34%
Income before provision for income taxes	287	191	96	50%
Provision for income taxes	4	4	--	0%
Net income	$283	$187	$96	51%

During the three months ended September 30, 2013, we reported net income of $283 thousand, which was an increase of $96 thousand over the third quarter 2012. Our profitability in the third quarter of 2013 is primarily attributable to improvements in our net interest margin, a substantial reduction in provisions for loan losses on our mortgage loan investments, and a gain realized on the sale of one of our foreclosed REO properties.  As compared to the third quarter of 2012, net interest income increased as a result of recognizing deferred fee income on the sale of two loan participations and lower interest expense on our investor notes and credit facilities.  Non-interest expenses increased due to higher salaries and benefits expenses as well as higher legal and accounting expenses.

The decrease in our total interest income as compared to the prior year is due primarily to the decrease in the mortgage loan assets held in our loan portfolio.  However, we also recognized $105.4 thousand of interest income related to the acceleration of deferred loan fee amortization on two loan participations we sold in August, 2013.  Our average interest-earning loans decreased from $148.7 million for the three months ended September 30, 2012 to $138.3 million for the three months ended September 30, 2013, a decrease of $10.4 million.  The weighted average interest rate in our portfolio has also decreased from 6.43% at September 30, 2012 to 6.34% as of September 30, 2013 as higher yield loans have been renewed or replaced at lower rates.    Due to a lower average cash balance held in interest bearing accounts as compared to the prior year, we also received $14 thousand less in interest income from our money market accounts held with other institutions as compared to the three month period ended September 30, 2012.

Total interest expense decreased by $129 thousand as compared to the third quarter of 2012 primarily due to the decrease in the average balance of interest-bearing liabilities from $162.3 million for the three months ended September 30, 2012 to $149.0 million for the three months ended September 30, 2013, which includes decreases in our borrowings from financial institutions as well as the principal balance owed on our investor notes.  The decrease in our bank borrowings is due to regular monthly principal payments we made as well as $510 thousand in additional principal payments we made on our NCUA facilities over the last twelve months.

The $6.9 million decline in the total amount of our investor notes outstanding at September 30, 2013, as compared to September 30, 2012, was primarily due to the Company temporarily discontinuing the sale of its Class A Notes for a period of five months in 2012 until we received a no-objections letter from FINRA which permitted us to resume the sale of our Class A Notes.  Because certain suitability and concentration limits imposed by FINRA rules and our Class A Notes Prospectus restrict the ability of some of our current investors to renew or make investments in our Class A Notes, we experienced a decline in the total amount of investor notes from $54.7 million at September 30, 2012 to $47.8 million at September 30, 2013.  We have also facilitated the transition of the marketing and sale of our investor notes to our wholly-owned subsidiary, MP Securities, over the last twelve months and we have begun to increase sales of our Class A Notes and other debt securities.  We expect this trend to continue during the remainder of 2013.

For the three month period ended September 30, 2013, net interest income increased by $89 thousand, or 7%, from the three month period ended September 30, 2012.  Net interest income after provision for loan losses increased by $361 thousand for the quarter ended September 30, 2013 over the three months ended September 30, 2012.  For the quarter ended September 30, 2013, we recorded a credit to the provision for loan losses of $185 thousand, as compared to adding $87 thousand to the provision for loan losses for the the three months ended September 30, 2012.  This difference of $272 thousand in the Company’s provision for loan losses was a key factor in contributing to the $96 thousand increase in net income for the third quarter of 2013, as compared to the three month period ended September 30, 2012.  The $185 thousand credit taken against our allowance for loan losses in the third quarter of 2013 was primarily due to two factors.  First, we received a $202 thousand principal payment on one of our collateral dependent mortgage loans during the quarter ended September 30, 2013.  Since the value of the real property securing this mortgage loan has not declined, we reduced the reserve we established for this collateral dependent loan by $202 thousand.  Secondly, we reduced the balance of the general reserves in our allowance for loan losses to reflect the decrease in the total amount of mortgage loans held in our portfolio.  These credits to the provision were offset by $122 thousand of additional specific reserves taken as the result of a cash flow analysis performed on our non-collateral dependent impaired loans.

We had other income of $79 thousand in the third quarter of 2013 primarily due to $51 thousand in gains reported from the sale of two loan participation interests.  We also earned $18 thousand in servicing fees and $3 thousand in commission income from the sale of mutual funds and fixed annuities by our wholly-owned broker dealer, MP Securities.  As we did not have any gains on loan sales or earn any commission income during the three months ended September 30, 2012, other income increased by $65 thousand from the prior year.

Non-interest operating expenses for the three months ended September 30, 2013 increased by $330 thousand over the same period ended September 30, 2012, an increase of 34%.  We incurred a  $407 thousand increase in salaries and benefits expense that was primarily due to accruing a $310 thousand non-recurring expense for employee bonuses approved during the quarter ended September 30, 2013.    We anticipate paying these bonuses during the fourth quarter of 2013.  In addition, raises given to employees in the first quarter of 2013 caused salary expense to increase over the prior year.  Finally, our legal and accounting expenses increased by $79 thousand from the prior year, primarily due to expenses incurred in expanding our loan participation interests marketing efforts and scope of products offered by our wholly-owned subsidiary, MP Securities.  We also incurred $42 thousand in additional legal and other professional fees primarily resulting from expenses incurred after the Board of Managers appointed a Manager-in-Charge to provide oversight and management related services to the Company.  These increases were offset by a $22 thousand decrease in marketing costs from the prior year.  We experienced a $136 thousand increase in net foreclosed asset income on our REO properties.  While we paid $46 thousand more in net operating costs (expenses related to managing real estate owned properties reduced by rental income received) during the three months ended September 30, 2013 as compared to the prior year, we realized a $206 thousand gain when we sold one of our REO properties.

Nine months Ended September 30, 2013 vs. Nine months Ended September 30, 2012

	Nine months ended		Comparison
	September 30,

	2013	2012	$ Difference	% Difference
Interest income:
Interest on loans	$7,110	$7,493	$(383)	(5%)
Interest on interest-bearing accounts	67	111	(44)	(40%)
Total interest income	7,177	7,604	(427)	(6%)
Interest expense:
Borrowings from financial institutions	1,933	2,050	(117)	(6%)
Notes payable	1,544	1,843	(299)	(16%)
Total interest expense	3,477	3,893	(416)	(11%)
Net interest income	3,700	3,711	(11)	(0%)
Provision (credit) for loan losses	(177)	(49)	(128)	261%
Net interest income after provision for loan losses	3,877	3,760	117	3%
Non-interest income	133	42	91	217%
Non-interest expenses:
Salaries and benefits	2,055	1,423	632	44%
Marketing and promotion	82	112	(30)	(27%)
Office operations	977	1,114	(137)	(12%)
Foreclosed assets, net	(188)	(31)	(157)	506%
Legal and accounting	531	536	(5)	(1%)
Total non-interest expenses	3,457	3,154	303	10%
Income before provision for income taxes	553	648	(95)	(15%)
Provision for income taxes	12	12	--	--%
Net income	$541	$636	$(95)	(15%)

During the nine months ended September 30, 2013, we reported net income of $541 thousand. Our profitability in the first three quarters of 2013 is primarily attributable to improvements in our favorable net interest margin, credits taken against our allowance for loan losses,  additional non-interest income, and reductions in some of our non-interest expenses. However, due to increases in salary and benefits expenses, net income decreased by $95 thousand as compared to the first three quarters of 2012.

The decrease in our total interest income as compared to the prior year is due primarily to the decrease in the mortgage loan assets held in our loan portfolio.  Our average interest-earning loans decreased from $152.7 million during the nine months ended September 30, 2012 to $141.3 million during the first three quarters of 2013, a decrease of $11.4 million.  The weighted average interest rate in our portfolio has also decreased from 6.43% at September 30, 2012 to 6.34% as of September 30, 2013 as higher yield loans have been renewed or replaced at lower rates.  Due to a lower average cash balance the Company held in interest bearing accounts through 2013, we received $44 thousand less in interest income from our money market accounts held with other institutions as compared to the nine month period ended September 30, 2012.

Total interest expense decreased by $416 thousand as compared to the same period in 2012 primarily because of the decrease in the average balance of interest-bearing liabilities from $166.4 million for the nine months ended September 30, 2012 to $151.4 million for the nine months ended September 30, 2013.  This decrease is due to regular monthly principal payments the Company made on its borrowings from financial institutions, as well as $510 thousand in additional principal payments the Company made over the last twelve months.

Interest-bearing liabilities also decreased due to the decline in our notes payable. Our investor notes outstanding at September 30, 2013 were $47.8 million, as compared to $54.7 million at September 30, 2012.  This decrease was primarily due to discontinuing the sale of our Class A Notes for a period of five months beginning in May 2012 until we received a no-objections letter from FINRA which permitted us to resume the sale of our Class A Notes.  In addition, some of our investors have been unable to renew or make investments in our Class A Notes due to concentration limits and suitability standards imposed by FINRA and our Class A Notes Prospectus.  As we transition the marketing and sale of our investor notes to MP Securities, we have begun to increase the sale of our Class A Notes and other debt securities.  We expect this trend to continue during the remainder of 2013.

For the nine month period ended September 30, 2013, net interest income declined by $11 thousand, or less than 1%, from the nine months ended September 30, 2012.  Net interest income after provision for loan losses increased by $117 thousand for the nine months ended September 30, 2013 over the nine months ended September 30, 2012.  This was a result of $299 thousand in credits against our allowance for loan losses during 2013, primarily resulting from a $202 thousand principal payment received on one of our collateral-dependent impaired loans, as well as adjustments to the general loan loss reserve as the total  balance of our loans receivable decreased.  These credits were offset by $122 in provisions related to new cash flow forecasts for our non-collateral-dependent loans.

We had other income of $133 thousand for the nine month period ended September 30, 2013 primarily due to $51 thousand in gains on the sale of two loan participation interests.  We also received $40 thousand in servicing fee income we earned on loan participations we sold but on which we retained servicing rights.  We earned $23 thousand in commission income from the sale of mutual funds and fixed annuities by our wholly-owned broker dealer, MP Securities.  As we did not have any gains on loan sales or earn any commission income during the nine months ended September 30, 2012, other income increased by $91 thousand from the prior year.

Our non-interest operating expenses for the nine months ended September 30, 2013 increased by $303 thousand, or 10%, over the same period ended September 30, 2012.  This increase was the result of $632 thousand of additional salary and benefits expense.  At management’s discretion, we accrued $310 thousand of employee bonuses during the third quarter of 2013.  We also experienced salary increases due to raises given at the beginning of the year.  The increase in salaries and benefits expense is offset by decreases in other non-interest expenses, including a $30 thousand reduction in marketing related expenses for the nine month period ended September 30, 2013.  We saw a reduction in office operations expenses of $137 thousand, as we have experienced lower human resources costs, travel expenses, and costs associated with the management of our loan portfolio.  Conversely, we have incurred additional regulatory related fees and expenses with FINRA as we increased the services offered by our wholly-owned subsidiary, MP Securities.  We have also seen increases in insurance costs and third party costs to manage the services we provide to our customers and investors.  Net foreclosed asset expenses decreased by $157 thousand from the prior year, primarily due to a $256 thousand in gains on the sale of two of our real estate owned properties.

Net Interest Income and Net Interest Margin

Our earnings depend largely upon the difference between the income we receive from interest-earning assets, which consist principally of mortgage loan investments and interest-earning accounts with other financial institutions, and the interest paid on our debt securities and credit facility borrowings. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total assets.

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$11,348	$23	0.79%	$13,890	$37	1.04%
Interest-earning loans [1]	138,266	2,454	7.04%	148,712	2,480	6.64%
Total interest-earning assets	149,614	2,477	6.57%	162,602	2,517	6.16%

Non-interest-earning assets	9,942	--	--	10,095	--	--
Total Assets	159,556	2,477	6.23%	172,697	2,517	5.80%

Liabilities:
Public offering notes – Class A	37,562	382	4.04%	43,323	446	4.09%
Public offering notes – Alpha Class	311	2	2.24%	3,485	49	5.57%
Special offering notes	6,472	82	5.06%	9,001	104	4.59%
International notes	422	4	3.36%	228	2	4.11%
Subordinated notes	2,692	31	4.56%	6	*	5.45%
Secured notes	251	2	2.85%	55	*	2.49%
Borrowings from financial institutions	101,320	645	2.52%	106,179	676	2.53%

Total interest-bearing liabilities	$149,030	$1,148	3.06%	$162,277	$1,277	3.13%

Net interest income		$1,329			$1,240
Net interest margin [2]			3.30%			3.03%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

* Represents amounts less than $0.5 thousand.

Average interest-earning assets decreased to $149.6 million during the three months ended September 30, 2013, from $162.6 million during the same period in 2012, a decrease of $13.0 million or 8%. The average yield on these assets increased to 6.57% for the three months ended September 30, 2013 from 6.16% for the three months ended September 30, 2012. The average yield increase is due mainly to $105 thousand in deferred fee amortization taken when we sold loan participations totaling $9.2 million in August 2013.  The increase is also partially related to the lower average balance in interest-earning accounts with other financial institutions.  These assets earn less than 1% and they comprise a smaller portion of interest-earning assets compared to the prior year.  The average balance of interest earning accounts held with other financial institutions decreased to $11.3 million at September 30, 2013 as compared to $13.9 million at September 30, 2012, a decrease of 18%.

The yield on interest-earning loans for the three months ended September 30, 2013 increased to 7.04% from 6.64%.  This is mainly the result of the additional deferred fee income the Company recognized when we sold loan participation interests.  It is also related to $59 thousand in interest income recognized when one of our borrowers on a non-accrual loan made interest payments to bring their loan current.  Despite the decrease in the weighted average interest rate of the loans in our loan portfolio from 6.43% to 6.34%, these transactions led to an increase in yield on interest-earning assets.  Non-interest earning assets decreased from $10.1 million for the three months ended September 30, 2012 to $9.9 million at September 30, 2013.  This increase is due primarily to the sale of one of our foreclosed assets.  Yield on assets increased from 5.80% for the three months ended September 30, 2012 to 6.23% for the three months ended September 30, 2013.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $149.0 million during the three months ended September 30, 2013, from $162.3 million during the same period in 2012. The average rate paid on these liabilities decreased to 3.06% for the three months ended September 30, 2013, from 3.13% for the same period in 2012. This decrease is due primarily to a decrease in the rates paid on our Alpha class notes, as most of the notes remaining from that offering are variable rate notes which bear interest at lower rates than fixed rate notes.

Net interest income for the three months ended September 30, 2013, was $1.3 million, which was an increase of $89 thousand, or 7%, for the same period in 2012.  Net interest margin increased 27 basis points to 3.30% for the quarter ended September 30, 2013, compared to 3.03% for the quarter ended September 30, 2012.

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in Thousands)
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$10,354	$67	0.86%	$14,008	$111	1.06%
Interest-earning loans [1]	141,330	7,110	6.73%	152,715	7,493	6.55%
Total interest-earning assets	151,684	7,177	6.33%	166,723	7,604	6.09%

Non-interest-earning assets	10,117	--	--	9,892	--	--
Total Assets	161,801	7,177	5.93%	176,615	7,604	5.73%

Liabilities:
Public offering notes – Class A	38,512	1,185	4.11%	45,826	1,391	4.05%
Public offering notes – Alpha Class	938	28	3.98%	3,882	164	5.63%
Special offering notes	7,616	265	4.65%	8,252	281	4.54%
International notes	378	10	3.47%	209	7	4.31%
Subordinated notes	1,510	54	4.78%	6	*	5.45%
Secured notes	123	2	2.74%	23	*	2.55%
Borrowings from financial institutions	102,342	1,933	2.52%	108,162	2,050	2.53%

Total interest-bearing liabilities	$151,419	$3,477	3.07%	$166,360	$3,893	3.13%

Net interest income		$3,700			$3,711
Net interest margin [2]			3.06%			2.97%

[1] Loans are net of deferred fees and before of the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

* Represents amounts less than $0.5 thousand.

Average interest-earning assets decreased to $151.7 million during the nine months ended September 30, 2013, as compared to  $166.7 million during the same period in 2012, a decrease of $15.0 million or 9%. The average yield on these assets increased to 6.33% for the nine months ended September 30, 2013 from 6.09% for the nine months ended September 30, 2012. This increase in the average yield on the assets held in our loan portfolio is primarily related to the additional deferred fee amortization resulting from the sale of loan participations, as well as the lower average balance in interest-earning accounts with other financial institutions.  These assets earn interest at less than 1% and they comprise a smaller portion of interest-earning assets compared to the prior year.  Interest earning accounts held with other financial institutions decreased to $10.4 million at September 30, 2013 as compared to $14.0 million at September 30, 2012, a decrease of 26%.

The increase in the yield on interest-earning loans from 6.55% to 6.73% is related to the additional deferred fee income as well as the collection of $108.6 thousand in additional interest payments on non-accrual loans. We also recognized $6 thousand in additional interest due to the amortization of our troubled debt restructurings. These factors led to a 24 basis point increase in yield on interest-earning assets.  The average balance of non-interest earning assets increased from $9.9 million for the nine months ended September 30, 2012 to $10.1 million at September 30, 2013. The sale of a foreclosed asset that decreased non-interest earning assets for the quarter did not occur until midway through the third quarter which did not have as significant an effect on the year-to-date average balance of non-interest earning assets.  Yield on total assets increased from 5.75% for the nine months ended September 30, 2012 to 5.93% for the nine months ended September 30, 2013.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $151.4 million during the nine months ended September 30, 2013, from $166.4 million during the same period in 2012. The average rate paid on these liabilities decreased to 3.07% for the nine months ended September 30, 2013, from 3.13% for the same period in 2012. This decrease is due primarily to a decrease in the rates paid on our Alpha class notes, as most of the notes remaining from that offering are variable rate notes which bear interest at lower rates than fixed rate notes.

Net interest income for the nine months ended September 30, 2013, was $3.7 million, which was a decrease of $11 thousand, or less than 1%, for the same period in 2012.  Net interest margin increased 9 basis points to 3.06% for the nine month period ended September 30, 2013, compared to 2.97% for the nine month period ended September 30, 2012.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(6)	$(8)	$(14)
Total loans	(170)	144	(26)
	(176)	136	(40)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(60)	(4)	(64)
Public offering notes – Alpha Class	(28)	(19)	(47)
Special offering notes	(32)	10	(22)
International notes	2	--	2
Subordinated notes	31	--	31
Secured notes	2	--	2
Other	(31)	--	(31)
	(116)	(13)	(129)
Change in net interest income	$(60)	$149	$89

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(26)	$(18)	$(44)
Total loans	(522)	139	(383)
	(548)	121	(427)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(225)	19	(206)
Public offering notes – Alpha Class	(98)	(38)	(136)
Special offering notes	(22)	6	(16)
International notes	5	(2)	3
Series 1 Subordinated notes	54	--	54
Secured notes	2	--	2
Other	(109)	(8)	(117)
	(393)	(23)	(416)
Change in net interest income	$(155)	$144	$(11)

Financial Condition

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

			Comparison
	2013	2012	$ Difference	% Difference
	(Unaudited)	(Audited)
Assets:
Cash	$10,692	$10,068	$624	6%
Loans receivable, net of allowance for loan losses of $2,960 and $4,005 as of September 30, 2013 and December 31, 2012, respectively	143,897	152,428	(8,531)	(6%)
Accrued interest receivable	610	672	(62)	(9%)
Property and equipment, net	129	216	(87)	(40%)
Debt issuance costs, net	52	95	(43)	(45%)
Foreclosed assets, net	3,684	2,914	770	26%
Other assets	411	252	159	63%
Total assets	$159,475	$166,645	$(7,170)	(4%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$100,768	$103,833	$(3,065)	(3%)
Notes payable	47,810	52,564	(4,754)	(9%)
Accrued interest payable	7	7	--	--%
Other liabilities	976	693	283	41%
Total liabilities	149,561	157,097	(7,536)	(5%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(3,310)	(3,676)	366	(10%)
Total members' equity	9,914	9,548	366	4%
Total liabilities and members' equity	$159,475	$166,645	$(7,170)	(4%)

General.  Total assets decreased by $7.2 million, or 4%, between December 31, 2012 and September 30, 2013.  This decrease was due to the payoff of several loans, the proceeds of which were used to make principal payments on our credit facilities borrowings and net withdrawal of $4.8 million of our investor notes.

During the nine month period ended September 30, 2013, gross loans receivable decreased by $9.5 millon, or 6%.  This decrease is due to the net paydown of $6.8 million of loan principal on our mortgage loan investments, which is a result of $21.1 million of loan principal paydowns and $13.4 million of loan sales offset by $899.0 thousand of loan purchases and $26.9 million of loan originations.  The net paydown of loan principal is mainly a result of early pay-offs of existing loans and non-renewals of maturing loans.  In many cases, these non-renewals occur because a loan has fallen outside of our lending policy and cannot be refinanced by us.  Additionally, the loan balance on our total mortgage loan investments has also decreased as we have transferred a net of $3.4 million to foreclosed assets.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while three loans that represent less than 0.1% of our portfolio are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.34% at September 30, 2013, and 6.36% at December 31, 2012.

Non-performing Assets.  Non-performing assets consist of non-accrual loans, troubled debt restructurings, and four foreclosed assets, which are real estate properties.  Non-accrual loans include any loan that becomes 90 days or more past due and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according to their modified payment terms without exception for at least nine months.

Some non-accrual loans are considered collateral dependent.  These are defined as loans where there is a significant possibility that repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had ten and eleven nonaccrual loans as of September 30, 2013 and December 31, 2012, respectively.  In June 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, we had never foreclosed on or taken a charge-off one of our mortgage loan investments.  Since that time, we acquired two properties in February 2012 in partial satisfaction of one of our mortgage loan investments, and we acquired one property in September 2012 and another in March 2013 pursuant to Deed in Lieu of Foreclosure Agreements we entered into with two of our borrowers.  We also acquired four properties in August 2013 in partial satisfaction of a loan participation interest we held as a mortgage loan investment.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)

	September 30, 2013	December 31, 2012

Non-Performing Loans:[1]

Collateral Dependent:

Delinquencies over 90-Days	$1,437	$2,611
Troubled Debt Restructurings[2]	4,788	8,469

Total Collateral Dependent Loans	6,225	11,080

Non-Collateral Dependent:

Delinquencies over 90-Days	--	--
Troubled Debt Restructurings	11,113	7,479

Total Non-Collateral Dependent Loans	11,113	7,479

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	17,338	18,559
Foreclosed Assets	3,684	2,914

Total Non-performing Assets	$21,022	$21,473

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

[2] Includes $562 thousand and $814 thousand of restructured loans that were over 90 days delinquent as of September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, we had nine restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  In addition, we had one non-restructured loans that was over 90 days past due.  We also had two restructured loans that have been performing in accordance with their loan documents for a period of six months and have been put on accrual status; however, they are still considered non-performing.  In September 2012, we executed a Deed in Lieu of Foreclosure Agreement with a borrower related to the collateral underlying an impaired loan and transferred the loan balance of $959 thousand into foreclosed assets.  This property was sold in May 2013 to a new owner and we originated two loans totaling $1.0 million that enabled the borrower to purchase the property.

We also received $50 thousand in cash as part of the sale.  In March 2013, we executed another Deed in Lieu of Foreclosure Agreement with a borrower related to the collateral underlying two impaired loans and transferred the net loan balance of $1.5 million into foreclosed assets. In September 2013, we sold this property at a $206 thousand gain.  As of September 30, 2013, we had seven foreclosed properties valued at $3.7 million, net of a $136 thousand valuation allowance against two of the properties.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At September 30, 2013 and December 31, 2012, the allowance for loan losses was $2.8 million and $4.0 million, respectively.  This represented 1.9% of our gross loans receivable at September 30, 2013 and 2.5% of our gross loans receivable at December 31, 2012.

	Allowance for Loan Losses
	as of and for the

	Nine Months ended		Year Ended
	September 30,		December 31,
	2013	2012	2012
Balances:	($ in thousands)
Average total loans outstanding during period	$151,459	$164,696	$163,042
Total loans outstanding at end of the period	$147,887	$158,536	$157,396
Allowance for loan losses:
Balance at the beginning of period	$4,005	$4,127	$4,127
Provision (credit) charged to expense	(177)	(49)	(9)
Charge-offs
Wholly-Owned First	1,018	35	35
Wholly-Owned Junior	--	--	--
Participation First	--	12	12
Participation Junior	--	--	--
Total	1,018	47	47
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs
(recoveries)	1,018	47	47
Accretion of allowance related to restructured loans	53	46	66

Balance	$2,757	$3,985	$4,005

Ratios:
Net loan charge-offs to average total loans	0.67%	0.03%	0.03%
Provision (credit) for loan losses to average total loans[1]	(0.12)%	(0.03)%	0.00%
Allowance for loan losses to total loans at the end of the period	1.86%	2.51%	2.54%
Allowance for loan losses to non-performing loans	15.90%	21.34%	21.58%
Net loan charge-offs to allowance for loan losses at the end of the period	36.92%	1.18%	1.17%
Net loan charge-offs to provision (credit) for loan losses[1]	(575)%	(95.92)%	(522.22)%

1 Provisions for loan losses were negative during the nine months ended September 30, 2012 and the year ended December 31, 2012 due to a $265 thousand reversal of specific reserves related to the sale of two non-performing loans.

Borrowings from Financial Institutions.  At September 30, 2013, we had $100.8 million in borrowings from financial institutions.  This is a decrease of $3.1 million from December 31, 2012.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension, as well as $510.0 thousand of additional paydowns made to ensure compliance with the minimum collateralization ratio on these borrowings.

Notes Payable.  Our investor notes payable consist of debt securities sold under several registered national offerings as well as notes sold in private placements.  These investor notes had a balance of $47.8 million at September 30, 2013, which was a decrease of $4.8 million from December 31, 2012.  While we sell our Class A Notes through our wholly-owned affiliate, MP Securities, these note sales are subject to certain suitability requirements imposed by FINRA rules and our Class A Notes Prospectus that restrict the ability of some of our current investors to renew or make investments in our Class A Notes.  Our Class A Notes, Alpha Class Notes, and special investor notes have decreased by $7.7 million since December 31, 2012  as a result of transitioning the sale of our Class A Notes to our wholly-owned affiliate, MP Securities, implementing the suitability standards imposed by FINRA and our Class A Notes Prospectus and taking into account several withdrawals made by ministries that needed funds for expansion, loan paydowns or ministry related purposes.  In order to maintain our investor note sales, we have increased sales efforts for our special note offerings, secured investment certificates, and Series 1 Subordinated Capital Notes.

Members’ Equity.  Total members’ equity was $9.9 million at September 30, 2013, which represents an increase of $366 thousand from $9.5 million at December 31, 2012.  Our $541 thousand in net income during the first nine months of the year is offset partially by $175 thousand of dividends related to our Series A Preferred Units, which require quarterly dividend payments and a payment of 10% of our annual net income after dividends, for which we accrue quarterly.  During the third quarter of 2013, we reduced the rate of dividends paid on our preferred units. We did not repurchase or sell any ownership units during the nine months ended September 30, 2013.

Liquidity and Capital Resources

September 30, 2013 vs. September 30, 2012

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

Historically, we have relied on the sale of our debt securities to finance our mortgage loan investments.  We have increased our marketing efforts related to the sale of privately placed special offering notes and we believe that the sale of these notes will enable the Company to meet its liquidity needs for the near future.  The Company filed a new Registration Statement with the SEC to register $75 million of its Class A Notes that was deemed effective as of October 11, 2012. We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes.  By offering the Class A Notes and privately placed investor notes, the Company expects to increase its investment in mortgage loans and thereby generate increased interest income.  We also plan on selling participations in a portion of those mortgage loan investments.  The cash gained from these sales will be used to originate additional loan investments or to fund operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the nine months ended September 30, 2013, our investors renewed their debt securities investments at a 38% rate, which has increased from 33% over the six months ended June 30, 2013.  This rate was 80% during the first quarter of 2012.   The renewal rate dropped during the initial nine month period after the SEC and FINRA approved our Class A Notes offering as we began to implement the suitability requirements and overconcentration limits imposed on investors by FINRA rules and the terms of the Company’s Class A Notes Prospectus.  We have initiated efforts to address the challenges imposed by FINRA’s suitability rule by offering other securities products to our investors, locating new investors for our Class A Notes and expanding the products and services that MP Securities will offer to our investors.

The net increase in cash during the nine months ended September 30, 2013 was $624 thousand, as compared to a net increase of $544 thousand for the nine months ended September 30, 2012, an increase of $80 thousand. Net cash provided by operating activities totaled $455 thousand for the nine months ended September 30, 2013, as compared to net cash provided by operating activities of $678 thousand for the same period in 2012. This decrease in net cash provided by operating activities is attributable primarily to the decrease in net income related to interest payments received rather than from non-cash items such as amortization of deferred fees and credits for loan losses.

Net cash provided by investing activities totaled $8.3 million during the nine months ended September 30, 2013, as compared to $10.2  million provided during the nine months ended September 30, 2012, a decrease in cash of $1.9 million. This decrease is primarily related to a decrease in loan paydowns.  Despite cash received of $1.5 million for the sale of foreclosed assets, cash received from loan principal collections decreased by $6.6 million.

Net cash used by financing activities totaled $8.1 million for the nine month period ended September 30, 2013, a decrease in cash used of $2.2 million from $10.3 million used in financing activities during the nine months ended September 30, 2012. This difference is primarily attributable to a decrease in paydowns on our borrowings from financial institutions.  We made $3.2 million of additional principal payments during the first nine months of 2012 as compared to $510 thousand of additional principal payments during 2013.

At September 30, 2013, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $10.7 million, an increase of $624 thousand from $10.1 million, at December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2013.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

10.27	Confidential Severance and Release Agrement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of Acting Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the three months period ended September 30, 2013 and 2012; (ii) Consolidated Balance Sheets as of September 30, 2013 and  December 31, 2012; (iii) Consolidated  Statements of Cash Flows for the three months ended September 30, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements.

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

Dated:November 14, 2013

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ James H. Overholt
James H. Overholt,
Chief Executive Officer (Interim)