Form 10-K
period 2013-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2014-03-28
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑No ☐.

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

As of December 31, 2008 (the last date any sale or exchange was made of our Class A common units), the aggregate market value of the registrant’s Class A common units held by non‑affiliates was $1,809,572.   The registrant has sold no Class A common units within the past sixty days and there is no public market value for the registrant’s Class A common units.  The number of Class A common units outstanding, as of March 28, 2014, was 146,522.

DOCUMENTS INCORPORATED BY REFERENCE

None

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-K

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward‑looking statements are included with respect to, among other things, our current business plan, business strategy and portfolio management. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that we believe might cause such differences are discussed in the section entitled, “Risk Factors” in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

MINISTRY PARTNERS ®, MINISTRY PARTNERS INVESTMENT COMPANY, LLC JOY IN INVESTING ® and the Ministry Partners logo and design of a flower with two shaded leaves are all trademarks or service marks owned by Ministry Partners Investment Company, LLC and registered with the U.S. Patent and Trademark Office.

PART I

Item 1.   BUSINESS

Our Company

We are a privately owned California limited liability company with 12 equity owners, 11 of whom are federal or state chartered credit unions and one of whom is the Asset Management Assistance Center of the National Credit Union Administration (“we”, “us”, “our” or the “Company”). We exist to help make evangelical ministries more effective by providing ministries with Biblically-based, value-driven financial services and by providing funding services to the credit unions who serve those ministries. We do this by investing in mortgage loans made to churches and ministries. These loans are typically originated by credit unions and secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church-related organizations such as Christian schools and ministries.  When the Company was formed, substantially all of the mortgage loans in our loan portfolio were purchased from our largest equity investor, the Evangelical Christian Credit Union of Brea,

California (“ECCU”), and ECCU acted as our underwriter and primary servicer for a significant portion of those loans.

In recent years, we have developed the capability to originate and service loans ourselves and an increasing proportion of our portfolio is now originated and serviced by us.  As of December 31, 2013, we owned a total of 138 mortgage loans, with an outstanding principal balance of $150.7 million.  As of the date of this Report, we service 107 of these mortgage loan interests.  The average loan balance for our mortgage loan investments is $1.1 million and our loans have a weighted average life to maturity period of 5.6 years at December 31, 2013.  Substantially all of our business operations currently are conducted in California and our mortgage loan investments are primarily concentrated in California.

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

In 2007, we created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by us for subsequent securitization.  The funds for these acquisitions came primarily from a $150 million line of credit provided by Fairway Finance Company, LLC as lender and BMO Capital Market Corp., as agent (the “BMO Facility”). Because of the collapse of the mortgage‑backed securities market and severe credit crisis that adversely impacted global financial markets in the latter part of 2008, we did not securitize any of the mortgage loans that MPF purchased.  MPF’s loan purchasing activity continued through early 2009, after which its operations ceased and its assets, including loans, were transferred to us.  All liabilities of MPF have been paid off.  We closed down the active operations of MPF effective December 31, 2009 but we have maintained MPF’s existence as a Delaware limited liability company for possible future use as a financing vehicle to offer, manage or sell debt securities and participate in debt financing transactions.

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

On April 26, 2010, we formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).  On July 6, 2010, MP Securities became a registered broker-dealer firm under Section 15 of the Securities Exchange Act of 1934.  Effective as of March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. In May 2012, MP Securities began selling Secured Investment Certificates issued by the Company pursuant to an offering to qualified investors that meet the requirements of Rule 506 of Regulation D, promulgated by the U.S. Securities and Exchange Commission (“SEC”).  On September 24, 2012, MP Securities received a no objections letter from FINRA, thereby authorizing MP Securities to act as a selling agent for the Company’s Class A Notes offering under a registration statement declared effective by the SEC on October 11, 2012.  In November 2012, MP Securities also began selling investments in mutual funds.    In addition to serving as a selling agent for the Company’s Class A Notes and other debt securities, MP Securities will distribute debt securities issued by religious organizations and business members of credit unions the Company serves and may act as a selling agent in placing mortgage backed business loans made by credit unions to institutional investors.

In March 2013, MP Securities began selling the Company’s Series 1 Subordinated Capital Notes and 2013 International Notes.    On July 11, 2013, MP Securities executed a new membership agreement with FINRA which authorized it to act on a fully disclosed basis with a clearing firm to expand its brokerage activities. In addition, on July 11, 2013, the State of California granted its approval for MP Securities to provide registered investment advisory services. Finally, on September 26, 2013, MP Securities entered into a clearing firm agreement with Royal Bank of Canada Dain Rauscher (RBC Dain), thereby enabling it to open brokerage accounts for its customers. In March 2013, the State of California approved the formation of Ministry Partners Insurance Agency.  MP Securities can now offer a broad scope of investment products that enable it to better serve the Company’s clients and customers.

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

The religious loan market segment has grown dramatically over the years since our inception and both the size of the loans and the number of qualified borrowers in this sector has steadily increased. Prior to the 2008 global financial crisis that adversely affected real estate values in certain regions of the United States, the size of the church and ministry mortgage financing market in the United States was estimated to range between $20 billion and $40 billion annually.  While post-crisis estimates of the size of this market have been difficult to obtain, we believe that the demand for ministry loans will continue to exceed available lending and financing sources for this sector. We base our belief on our past experience with making loans to this market segment and on information we have obtained through contact with sources in the industry.  We believe that the availability of lenders serving this market has been somewhat unpredictable as larger financial institutions expand, contract or vacate this niche market during periods of expansion or contraction.  As a financial services company that has specialized in assisting these organizations since we commenced operations in 1991, we believe that the lack of predictable financing sources for evangelical Christian churches and organizations presents us with a significant opportunity.  In addition, we believe that lenders that are active in the market for church loans appear to have tightened their credit standards.  As the economic climate in the U.S. improves and real estate values in markets that have been adversely impacted by global economic conditions continue to improve, we believe that the secondary market for church and ministry loans, including the sale of loan participation interests in mortgage loan investments we underwrite and originate, presents a business opportunity we intend to pursue.

Because the financial base and resources of church and ministry organizations have grown larger and these organizations increasingly employ more sophisticated accounting and budgetary practices, more financial institutions that do not normally originate religious loans are now willing to participate in or purchase loans in this market segment. As a result, a limited but robust secondary market for these loans has developed among financial institutions, especially credit unions, and we intend to be an active participant in that market.

Our general practice in past years has been to fund loan acquisitions with borrowings under our credit facilities. We then repay borrowings on our credit facilities with proceeds from the sale of investor notes, mortgage loan prepayments and repayments, and from our operating income. Our ability to access capital to repay borrowings under our credit facilities is subject to variability based upon a number of factors, including volatility in the capital markets, regulatory constraints and limitations, the relative interest rates that we are prepared to pay for our investor debt obligations, the ability of our borrowers to access capital to repay or prepay their obligations to us, and our ability to sell our mortgage loan assets. Any occurrence that disrupts our ability to access capital from these sources may have a material adverse effect on our ability to grow our business, meet our commitments, and make distributions or payments to our equity owners and debt securities investors.

Although in recent years we have primarily relied on credit facilities made available by institutional lenders to fund our mortgage loan investments, we are pursuing a strategy over the next few years that we believe will enable us to transition to a more diverse mix of financing sources.  Our strategy includes the sale of debt securities to institutional and high net-worth investors collateralized by specific mortgage loans, expanded efforts to generate capital and leverage our mortgage loan investments through the sale of loan participation interests to other financial institutions and expanding the sale of our debt securities through the efforts of our wholly-owned broker-dealer firm, MP Securities.

Our revenue is generated primarily from:

•	interest income earned on our mortgage loan investments;

•	fee income generated from originating and servicing mortgage loans;

•	gains realized on the sale of loans and loan participation interests to financial institutions;

•	successful efforts to manage, liquidate or sell real estate assets and maximize loan recoveries on delinquent loans in our loan portfolio; and

•	fee income generated from the sale of securities and investment products by our wholly-owned broker-dealer firm and fees received by our registered adviser for handling assets under management.

During 2013, we successfully (i) increased our net interest margin from 2.82% to 3.03% through both the origination of high quality loans and recognition of deferred loan fee income resulting from the sale of loan participations; (ii) sold three foreclosed assets for a total of $345 thousand in gains on the sale of these properties; (iii) recouped $252 thousand in cash recoveries on one of our delinquent loans for which we had previously recorded reserves for loan losses through the diligent efforts of our lending and real estate management team; (iv) engaged a clearing firm for our wholly-owned broker dealer and investment adviser firm in October, 2013, thereby enabling the firm to hire registered investment adviser representatives and brokers to service their client’s investment accounts; (v) obtained regulatory approval from the State of California and FINRA for our wholly-owned broker-dealer firm, MP Securities, to begin acting as a registered investment adviser enabling us to increase the fees we earn; (vi)  reduced our recorded investment in impaired loans through improved collections; and (vii) continued the process of implementing a strategy designed to diversify our revenue sources through the hiring of skilled staff that will allow us to pursue expansion of the services and investment products that MP Securities will be able to offer.

Our net income of $592 thousand for 2013 is the second highest in the Company’s history and primarily resulted from successful efforts to sell certain real estate owned assets held on our balance sheet, record cash recoveries on a delinquent loan for which we had previously taken reserves for loan losses, improving our net interest margin on our mortgage loan investments, and increasing non-interest income by transitioning most of our mortgage loan investments to servicing retained assets and through the sale of loan participation interests in some of our mortgage loan investments.  For 2014, we intend to expand our efforts to leverage our loan portfolio by selling loan participation interests in our mortgage loan portfolio, hire new investment advisers and improve the profitability of our broker-dealer and registered investment advisory firm, MP Securities, improve the profitability of our core business assets, ramp up our mortgage lending initiatives and continue our efforts to actively manage and monitor our real estate assets and delinquent loans in our loan portfolio.

Lending Activities

Loan Origination, Acquisition and Underwriting

Over the last several years, we have expanded our in-house staff, improved our operational systems and underwriting resources which has enabled us to expand our ability to originate, underwrite and service our mortgage loan investments.  From time to time, we also purchase mortgage loans and loan participation interests from other financial institutions.  When we acquire a mortgage loan or loan participation interest, we apply our internally developed underwriting criteria and loan acquisition policies and review the underwriting procedures carried out by the financial institution that is selling the loan or participation interest.  When we originate a loan, we rely entirely on our own underwriting capabilities and standards.  Typically, we receive an origination fee and loan processing fee at the inception of each loan.

As a result of our increased focus on originating our own loans, we originated $32.7 million in loans during the year ended December 31, 2013, as compared to $9.7 million and $4.7 million in loans during the years ended December 31, 2012 and 2011, respectively.  As a result of the efforts of our lending professionals, the Company now has the capacity, capability and underwriting experience to originate substantially all of our mortgage loan investments.  In 2013, we also purchased $1.1 million in loans from ECCU.  In 2012, we purchased $3.3 million in mortgage loans from ECCU as well as $9.1 million in mortgage loans and mortgage loan participations from other financial institutions.

Servicing

ECCU has been making mortgage loans for ministry related projects for over 40 years and has originated and currently provides loan servicing arrangements for more than $1.5 billion in mortgages held by investors.  Based upon ECCU’s successful record in underwriting profitable and performing mortgage loans, we have entered into a servicing agreement with ECCU for some of our mortgage loan investments.  As of December 31, 2013, ECCU was servicing 26 loans for us, totaling approximately $33.0 million in loan principal outstanding.  As of December 31, 2012, ECCU was servicing 59 loans for us totaling $76.1 million in loan principal outstanding.  As of December 31, 2013, we also own approximately $5.3 million in mortgage loan investments which are being serviced by America’s Christian Credit Union, a Glendora, California based credit union.

In 2010, we implemented a new core processing system.  This system, as well as an increase in support staff, has allowed us to take on the servicing of loans previously serviced by ECCU or originated by us.  As of December 31, 2013, we were servicing 107 loans, totaling approximately $112.5 million in loan principal outstanding.  Even accounting for the cost of adding new staff and systems to increase our loan servicing capacity, we expect to achieve significant decreases in costs by servicing our loan portfolio over the next several years.  Our servicing capability also represents the operational foundation of our loan participation strategy, which will enable us to produce recurring servicing revenue from loan participations sold. We sold participations in four loans during the year ended December 31, 2013, which resulted in $54 thousand in gains on loan sales as well as an increase in $17 thousand in servicing fee income.  Our technology platform enables us to process, record, transmit and account for all financial and operational data for the benefit of other credit unions, finance lenders, churches, financial institutions and investors. With these additional capabilities, we believe we will be able to continue to expand our loan servicing capabilities.

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

Construction Loans

Construction loans may be made to finance the construction or restoration of facilities for schools, worship facilities or ministry related purposes.  These loans normally will have a final maturity that will not exceed five years, with a construction draw period that will not exceed 12 months.  In most instances, construction loans are interest-only on the outstanding balance drawn for construction.  Under our Church and Ministry Loan Policy, the maximum loan to value ratio for a construction loan is 90%.  As of December 31, 2013, we had $774 thousand of construction loans outstanding.

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

Due to our enhanced ability to originate and service our own loans, our investment in loan participations has been significantly reduced.  As of December 31, 2013, approximately $28.7 million, or 19% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions, including ECCU.  For the year ended December 31, 2012, approximately $47.6 million, or 30% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions.

Line of Credit

We may make line of credit arrangements available to borrowers to meet their temporary working capital needs.  The term of such arrangements typically will not exceed one year and will provide for minimum interest payments during the term of the loan.  For loans made to members of credit unions that are secured by real property, accounts receivable, and/or inventory, the maximum loan to value ratio is 90% based upon the current value of the collateral.  As of December 31, 2013, we had $802 thousand in unfunded line of credit commitments as compared to $75 thousand in unfunded line of credit commitments at December 31, 2012.

Letters of Credit

Under our Church and Ministry Loan Policy, we are authorized to issue letters of credit granting the person named in the letter the right to demand payment from us for up to a specified amount provided the conditions set out in the letter are met.  We require that a letter of credit be fully secured by funds on deposit or restricted funds on a line of credit with a draw period on the line of credit that meets or exceeds the draw period on the letter of credit.  As of December 31, 2013, we had $1.9 million in outstanding letter of credit commitments.

Our Loan Policies

When we launched the Company, we relied upon ECCU to originate and underwrite a sufficient supply of mortgage loans made to churches, schools, ministries and other non-profit corporations to purchase land, develop facilities, construct or renovate worship facilities or refinance existing indebtedness.  Because ECCU has been making mortgage loans for ministry related projects for over 40 years and has a successful record in underwriting profitable and performing mortgage loans, through most of our history we have contracted with ECCU to service a substantial portion of the loans in our loan portfolio.  In recent years we have expanded our operations to include our own independent loan origination and underwriting activities.  Our loan underwriting process involves a review and analysis of the church or ministry’s financial operation, the strength of the organization’s leadership team, prior history, financial capability, value of collateral and general creditworthiness.

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

•	Inspection. We, the original lender, or the lender's representative must have made a personal on‑site inspection of the property securing the loan.

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

•	Subject to the foregoing discussion, the following tables demonstrate and confirm our compliance with these loan limit policies:

AGGREGATE CONCENTRATION LIMITS
(dollars in thousands)
	Policy	Year Ended			Year Ended
	Limit	December 31, 2013			December 31, 2012

	% of Tangible Net Worth (TNW)	Number of Loans	Unpaid Balance	% of TNW	Number of Loans	Unpaid Balance	% of TNW
Construction Loans	200%	2	$774	7.8%	1	$65	0.7%
Junior Liens	200%	12	9,930	99.9%	9	10,210	106.9%
Unsecured Loans	100%	3	109	1.1%	1	72	0.8%

SINGLE BORROWER CONCENTRATION LIMITS
(dollars in thousands)
	Policy	Year Ended			Year Ended
	Limit	December 31, 2013			December 31, 2012

	% of Tangible Net Worth (TNW)	Number of Loans Over Limit	Unpaid Balance	% of Portfolio	Number of Loans Over Limit	Unpaid Balance	% of Portfolio
Unsecured Loans to One Borrower	10%	--	$109	0.1%	--	$72	0.1%
Loans to One Borrower	25%	17	46,608	30.9%	29	70,786	44.8%

LARGEST SINGLE BORROWER EXPOSURES
(dollars in thousands)
	Policy	Year Ended		Year Ended
	Limit	December 31, 2013		December 31, 2012

	% of Tangible Net Worth (TNW)	Aggregate Unpaid Balance	% of Portfolio	Aggregate Unpaid Balance	% of Portfolio
Largest Real Estate Secured Loan	25%	$4,395	44.2%	$4,564	47.8%
Largest Unsecured Loan	10%	61	0.6%	72	0.8%
Largest Single Borrower	25%	4,395	44.2%	4,564	47.8%

As of December 31, 2013 and 2012, respectively, we were in compliance with our policy on aggregate concentration limits for construction loans, junior liens and unsecured loans, as well as our policy limit for unsecured loans to one borrower. Our portfolio included 17 loans at December 31, 2013 and 29 loans at December 31, 2012 that exceeded our policy limits for loans made to one borrower.  All of the aforementioned loans exceeding policy limits were originated or purchased in compliance with our policy, which allows our managers or the Company’s Loan Investment Committee to approve certain exceptions.

Of the 17 loans that were out of compliance at December 31, 2013, four were approved as exceptions by our Board of Managers or our Loan Investment Committee, one loan was purchased before the current policy was adopted, and one loan was purchased by MPF under a different policy that existed for MPF at the time and was subsequently transferred to us as part of the liquidation of one of our credit facilities.  The remaining 11 loans migrated out of compliance solely due to a decline in our tangible net worth in the years since the loans were purchased or originated, which was mainly the result of increased provisions for loan losses.  Although the risk presented by these 11 loans will be mitigated by increasing our tangible net worth through generating consistent net profits for our equity owners, our lending team began to focus on originating smaller loans in 2013 and plans to continue to do so in the future.  We have also used loan participation sales to reduce the risk of originating relatively large loans and have sought to include credit unions located in the borrower’s local community to serve as the credit union of record which holds at least a 10% interest in the loan.

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

Our cash and loan investments for the years ended December 31, 2013 and 2012 are set forth below:

	Year Ended
	December 31,
	(dollars in thousands)
	2013	2012
Assets:
Cash	$7,483	$10,068
Loans receivable, net of allowance for loan losses of $2,856 and $4,005 as of December 31, 2013 and 2012, respectively	146,519	152,428
Accrued interest receivable	607	672

Set forth below are the amounts we invested in each loan category for the years ended December 31, 2013 and 2012, respectively:

	Year Ended December 31, (dollars in thousands)
	2013		2012
Loans to evangelical churches and related organizations	Amount	% of Portfolio	Amount	% of Portfolio
Real estate secured	$149,805	99.4%	$157,259	99.9%
Construction	774	0.5%	65	0.0%
Unsecured	109	0.1%	72	0.1%

Total	$150,688	100.0%	$157,396	100.0%

At December 31, 2013, we had no loans that are considered individually material (10% of net assets or greater) to our financial operations.

Our Net Interest Income and Interest Margin

Our earnings depend largely upon the difference between the income we receive from interest‑earning assets, which are principally mortgage loan investments and interest-earning accounts with other financial institutions, and the interest paid on our investor notes and lines of credit. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

Please see the discussion under Item 7. “Management Discussion and Analysis of Financial Condition −  Results of Operations” for information regarding our historical interest costs, interest income and yields realized on our mortgage loan investments for the years ended December 31, 2013 and 2012.

Loan Maturities

The following table sets forth the future maturities of our gross mortgage loan portfolio at December 31, 2013:

	Dollar Amount of Mortgage Loans
	Maturing During Year (in thousands)
Mortgage Loan Portfolio at:	2014	2015	2016	2017	2018	After 2018	Total
December 31, 2013	$21,427	$12,987	$14,368	$11,056	$12,314	$78,536	$150,688

Included in the table above are 66 adjustable rate loans.  These loans, totaling approximately $62.9 million, are due in 2021 or later.

Diversification of Our Mortgage Loan Portfolio

The following table sets forth, as of December 31, 2013 and 2012, each state in which: (i) the unpaid balance of our mortgage loans was 10% or more of the total unpaid balance of our loan portfolio; and (ii) the number of our loans was 10% or more of our total loans:

	California
	(dollars in thousands)
	2013	2012

Unpaid Balance of Loans	$44,652	$51,395
Percent of Total Loans	29.63%	32.65%

Number of Loans	44	42
Percent of Total Loans	31.88%	34.15%

	Texas
	(dollars in thousands)
	2013	2012

Unpaid Balance of Loans	$16,224	$19,575
Percent of Total Loans	10.77%	12.44%

Number of Loans	9	12
Percent of Total Loans	6.52%	9.76%

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

During 2013, we entered into loan participation agreements to sell $9.9 million of loan participations to several credit unions.  We did not sell any loan participations during the year ended December 31, 2012.

Performance and Monitoring of our Loan Portfolio

As of December 31, 2013, 26 of our 138 mortgage loan investments are serviced by ECCU and subject to ECCU’s collection policies.  Under the terms of our servicing agreement with ECCU, we monitor each mortgage loan or participation interest we acquire to ensure full payments are received as scheduled.  We also receive monthly reports from ECCU regarding our mortgage loan investments, including delinquent loan status reports.  For the loans that we service, we monitor payment receipts and delinquency.  We produce status reports on these loans similar to those which we receive from ECCU.  These status reports are included in monthly and quarterly reports management prepares for our managers.

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

We "charge off" or "write off" a loan against our allowance or reserve for loan losses when we believe the uncollectability of the loan balance is confirmed. In most cases, this directly correlates to the completion of foreclosure proceedings on the collateral.  Prior to June 2011, we had never had a loan charge-off.  We recorded our first loan charge-off in June 2011 and recorded two additional charge-offs in 2012.  In 2013, we recorded a $978 thousand charge-off against an impaired loan.  In each of these instances, we incurred charge-offs immediately prior to the completion of foreclosure proceedings or sale of the impaired loans. We also recorded two partial charge-offs in 2013 totaling $98 thousand on loans where we wrote down the principal balance of those loans.

Delinquent Loans

When the U.S. encounters adverse economic conditions, credit contractions and declining real estate values, churches are often materially impacted by high unemployment rates, foreclosures on homes owned by their members, collapsing real estate values and diminished net worth of their congregations and members.  Contributions to churches and ministries are especially sensitive to these economic trends facing the U.S.

We report a mortgage loan as delinquent if it is 90 days or more in arrears. At December 31, 2013, 3.02% of our portfolio was delinquent.  At December 31, 2012, 2.11% of our loan portfolio was delinquent.  We have adopted a proactive approach in responding to delinquencies in our loan portfolio. For loans which we act as the lead lender, we make direct contact with the borrower within ten (10) days of an initial late payment. If the situation progresses to 30 days or more, we follow up with an onsite visit to discuss the borrower’s circumstances and how the borrower can bring the loan current.

In the event that an acceptable workout of a delinquent mortgage cannot be reached, we, or ECCU for any loans it services for us, will generally proceed with a foreclosure proceeding on any collateral securing the loan.  As of December 31, 2013, ECCU has initiated a foreclosure action on one mortgage loan in which we hold a participation interest, representing $817 thousand in outstanding indebtedness. Since inception, we have had six mortgage loan investment losses that resulted in charge-offs, three of which occurred during the year ended December 31, 2013.  As of December 31, 2013, our real estate owned properties had a net value of $3.3 million, which includes a valuation allowance of $13 thousand on one of the properties.

Non-performing Loans

The table below sets forth the amounts and categories of non-performing assets in our portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan or the borrower’s financial condition warrant placing the loan on non‑accrual status.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Troubled debt restructuring arrangements (or “TDRs”) are loans which include renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications may include a lower interest rate, an extension of the maturity date or reduction in accrued interest.  All TDRs (restructured loans) are initially placed on non-accrual status regardless of whether the loan was performing at the time it was restructured. During the past two years, there have been no material changes in our practices or policies governing how we handle a non-performing loan.

The following is a summary of our non-performing mortgage loans at December 31, 2013, and 2012, respectively (dollars in thousands):

	2013		2012

Non-accrual loans	$17,609	(1)	$18,338	(2)
Loans 90 days or more past due and still accruing	--		--
Restructured loans on accrual status	1,308		221
Total non-performing loans	$18,917		$18,559

Non-performing loans as a percentage of total loans	12.6%		11.8%

(1) Includes $15.1 million of restructured loans on non-accrual status.
(2) Includes $15.7 million of restructured loans on non-accrual status.

The Company had 12 nonaccrual loans as of December 31, 2013, up from 11 nonaccrual loans at December 31, 2012.  For the years ended December 31, 2013 and 2012, $621 thousand and $915 thousand, respectively, of gross interest income would have been recorded had the non-accrual loans been current in accordance with their original terms.  Interest in the amount of $82 thousand and $67 thousand, respectively, was included in income for the years ended December 31, 2013 and 2012 on non-accrual loans through the accretion of loan discount related to the net present value of cash flows.  We monitor our non‑performing loans on an ongoing basis as part of our loan review and work‑out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral for collateral-dependent loans, or the present value of projected future cash flows.  As of December 31, 2013 and 2012, the Company did not have any loans past due 90 days and still accruing.

As of December 31, 2013, we held a 64.8% loan participation interest in a $4.17 million bridge loan we acquired from ECCU.  In 2009, ECCU commenced foreclosure proceedings against the church’s primary worship facility and its other property assets.  As of the date of this Report, we hold a partial real estate owned interest in properties valued at $1.72 million obtained under a foreclosure proceeding and still hold a loan participation interest on a 13.53 acre parcel valued at $949 thousand.  On December 27, 2013, the Circuit Court in the foreclosure proceeding concluded that the holder of a mechanics lien for construction undertaken on the church property was entitled to priority over the mortgage loan interests we and ECCU held on the 13.53 acre parcel.  As a result of this judicial decision, we have taken an additional allowance for loan loss of $288.2 thousand in 2013, with a total allowance of $342.2 thousand on this property.  We are actively working with our lead lender, ECCU, in evaluating our property rights in the foreclosure proceeding in an effort to minimize any losses on this loan.

Since our inception in 1991, we have had three foreclosure sales or judicial sales ordered on loans we have acquired or originated.  In addition, we have acquired three additional properties pursuant to deed in lieu of foreclosure agreements we entered into with a borrower.  As of the date of this Report, our interest in real estate owned properties acquired in foreclosure proceedings is carried at a value of $3.3 million.

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

The following table shows the number and balance of restructured loans in our mortgage loan portfolio, as well as the percentage of our total portfolio those loans represented and the amount of allowance for loan losses associated with restructured loans at December 31, (dollars in thousands):

	2013	2012

Number of restructured loans	11	11
Balance of restructured loans	$16,362	$15,948
Percentage of loan portfolio	10.86%	10.13%
Allowance for loan losses associated with restructured loans	$1,757	$2,987
Discounts associated with restructured loans	$679	$580

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

The delinquency and default rates we are currently experiencing, while higher than historical levels we incurred prior to the 2008 global economic crisis, are within manageable limits, and the delinquency rates on our mortgage portfolio appear to have stabilized. We believe we have established adequate levels of reserves for any foreseeable losses, and we continue to evaluate the adequacy of such reserves in the light of current economic and operational conditions.

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

The allowance for loan loss is monitored by our senior management on an ongoing basis. We examine the performance characteristics of our portfolio loans, including charge-offs, delinquency ratios, loan restructurings and modifications and other significant factors that, in management’s judgment, may affect our ability to collect loans in the portfolio as of the evaluation date.  Our senior executive team monitors these factors on a regular basis and reviews are conducted quarterly with our managers.  We determine general reserves by segregating our loan portfolio into pools based on the risk rating of the loan and the position of the underlying collateral.

Risk ratings are determined by grading a borrower on certain metrics, which include financial performance, strength of management, credit history, and condition of the local economy.  These ratings are updated on an annual basis, or more frequently as necessary.  By segregating the portfolio in this manner, our senior management team is better able to assess the potential effects of various risk factors depending on the quality of the loans in a particular pool. The potential impact of factors such as the risk of charge-offs, impairment, delinquency, restructuring, decreases in borrower financial condition, and continued low commercial real estate values throughout the country fluctuates depending on the quality of the loan.  As a result, management increased the weight of these factors for loans with a higher risk rating. However, as we have originated new loans and increased the quality of our portfolio, our general reserves as a percentage of our loan portfolio collectively evaluated for impairment has decreased from 0.73% at December 31, 2012 to 0.56% at December 31, 2013.

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

At December 31, 2013 and 2012, our allowance for loan losses was $2.9 and $4.0 million, respectively, or 1.90% and 2.54%, respectively, of our total loan portfolio for the period.  The decrease in our allowance is due primarily to a $978 charge-off on two impaired loans when we entered into a deed in lieu of foreclosure agreement with a borrower.  Assessing the adequacy of our allowance for loan losses is inherently subjective as it requires us to make material estimates, including the amount and timing of future cash flows we expect to receive on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects all known and inherent credit losses in our mortgage loan portfolio as of December 31, 2013.

The following represents a breakdown of the components of our allowance for loan loss at December 31, (in thousands):

	2013	2012

Specific allowance related to loans in foreclosure	$342	$276
Specific allowance related to other impaired loans	1,200	2,182
Allowance based on net present value differences of restructured loans	570	529
General allowance	744	1,018
Total allowance	$2,856	$4,005

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

Competition

Although the demand for church financing is both broad and fragmented, no one firm has a dominant competitive position in the market.  We compete with church bond financing companies, banks, credit unions, denominational loan funds, REITs, insurance companies and other financial institutions to service this market.  Many of these entities have greater marketing resources, extensive networks of offices and locations, larger staffs and lower cost of operations due to their size.  We believe, however, we have developed an efficient, effective and economical operation that (i) specializes in identifying and creating a diversified portfolio of church mortgage loans that we or other credit unions originate; (ii) preserves our capital base; and (iii) generates consistent income for distribution to our note holders and equity investors.

We rely upon the extensive experience of our officers, management and managers in working with ministry related financing transactions, loan origination, and investment in churches, schools, ministries and non-profit organizations.

Employees

As of January 1, 2013, we entered into a staffing agreement with Automated Data Processing, Inc., which will provide payroll and staffing services.  As of December 31, 2013, we had 19 full- or part-time employees.  None of our employees are covered by a collective bargaining agreement, and we believe that we have an excellent relationship with our employees and staff.

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

Regulation of Mortgage Lenders

We conduct loan originating activities for churches and related ministry projects.  Many states regulate the investment in or origination of mortgage loans.  Under the California Finance Lender’s Law, no lender may engage in the business of providing services as a “finance lender” or “broker” without obtaining a license from the California Department of Business Oversight (“DBO”), unless otherwise exempt under the law.  We conduct our commercial lending activities under California Finance Lender License # 603F994.

As a finance lender, we are licensed with the DBO and file reports from time to time with the DBO.  Accordingly, the DBO has enforcement authority over our operations as a finance lender, which includes, among other things, the ability to assess civil monetary penalties, issue cease and desist orders and initiate injunctive actions.  We also are subject to licensing requirements in other jurisdictions in connection with our mortgage lending activities.  Various laws and judicial and administrative decisions may impose requirements and restrictions that govern secured transactions, require specific disclosure to our borrowers and customers, establish collection, foreclosure, and repossession standards and regulate the use and reporting of certain borrower and customer financial information.

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

Our wholly-owned broker-dealer firm, Ministry Partners Securities, LLC, commenced limited operations in the first quarter of 2012.  As a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934, MP Securities is subject to regulation by the U.S. Securities and Exchange Commission and regulation by state securities administrators in the states in which it will conduct its activities.  We have registered MP Securities in the states of California, Colorado, Florida, Georgia, Idaho, Illinois, Minnesota, Nevada, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Washington, West Virginia and Wisconsin.

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

As a broker-dealer firm, MP Securities is subject to regulation regarding sales methods, use of advertising materials, arrangements with clearing firms or exchanges, record keeping, regulatory reporting, conduct of managers, officers and employees and supervision.  To the extent MP Securities solicits orders from customers, it will be subject to additional rules and regulations governing sales practices and suitability rules imposed on member firms.  MP Securities also acts as a selling agent for the Company’s proprietary debt securities and Class A Notes under a registration statement filed with the SEC and FINRA has issued a “no objections” letter in connection with MP Securities’ request to act as a selling agent for the Company’s Class A Notes offering.

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

Regulation of Investment Advisers

On July 11, 2013, the State of California granted its approval for MP Securities to provide investment advisory services.  As a California registered investment advisory firm, MP Securities is required to develop and maintain compliance procedures, record keeping procedures, comply with custody rules, marketing and disclosure obligations.  MP Securities is also subject to the Investment Advisers Act of 1940, as amended, and related regulations.  The SEC is authorized to institute proceedings and impose fines and sanctions for violation of the Investment Advisers Act.  In addition to ensuring MP Securities’ compliance with federal and state laws governing its activities as a California registered investment advisory firm, the California DBO requires that representatives hired by MP Securities meet certain qualification requirements, including complying with certain testing requirements and examinations.

Our failure to comply with the requirements of the Investment Advisers Act, related SEC rules or regulations and provisions of the California Corporations Code and Code of Regulations could have a material effect on us.  We believe we are in full compliance in all material aspects with SEC requirements and California laws and regulations.  As MP Securities hires new registered investment advisers, it will be required to monitor its compliance with SEC and DBO regulations.

Privacy Standards

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. We are subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require us to disclose our privacy policy, including identifying with whom we share “non-public personal information” to our investors and borrowers at the time of establishing the customer relationship and annually thereafter. The State of California’s Financial Information Privacy Act also regulates consumer’s rights under California law to restrict the sharing of financial data.  In recent years, there has been a heightened legislative and regulatory focus on data security, including requiring customer notification in the event of a data breach.  Congress has held several hearings in the subject and legislation has been introduces which would impose more rigorous requirements for data security and response to data breaches.  As MP Securities expands its investment adviser business operations, it will also need to monitor regulatory initiatives promulgated under Dodd-Frank that affect investment advisers.

Item 1A

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

During the last five years, the size of the Company’s balance sheet has been reduced as a result of deleveraging our assets, a reduction in the total amount of our investor debt securities, and pay-downs and/or pay-offs of institutional credit facilities we have relied upon, in part, to fund our business.  At December 31, 2009, our total assets were $208.7 million as compared to $158.4 million at December 31, 2013.  An event of default, lack of liquidity or a general deterioration in the economy that affects the availability of credit may increase our cost of funding, make it difficult for us to renew or restructure our credit facilities and obtain new lines of credit.  We are also susceptible to withdrawals by investors in our debt securities that can cause unexpected liquidity problems.  The reduction in our total assets has also constrained our ability to originate and acquire profitable mortgage loans and serve borrowers who qualify under our loan policies and compliment our mission.

We are actively expanding our methods of raising and leveraging our capital assets, including seeking financing from institutional lenders, selling loan participation interests in our mortgage loan investments and launching a broker-dealer subsidiary to assist us in increasing sales of our debt securities to institutional, individual, IRA and retail investors and offer other investment products.  If our strategy to raise additional capital through the sale of investor notes and debt securities is not viable, we will need to find alternative sources of borrowing to finance our operations.  To the extent we are unable to raise the capital we need to implement our strategic objectives, we may have to sell assets, further deleverage our balance sheet, and reduce operational expenses, thereby reducing cash available to distribute to our equity and debt securities investors and make profitable mortgage loans.

Our ability to raise capital and attract new investors in our debt securities depends on our ability to attract an effective sales force in our wholly-owned licensed broker-dealer firm.

Our wholly-owned subsidiary, MP Securities, has been accepted for membership in FINRA, and commenced sale of our proprietary debt securities in 2012.  During 2012, MP Securities began selling our Class A Notes under a Registration Statement declared effective by the SEC on October 11, 2012 and also offers our proprietary debt securities in private offerings under federal and state securities laws.  In July 2013, MP Securities was granted registration as a California investment advisor firm and FINRA approved a change in our Membership Agreement, thereby enabling us to offer non-proprietary securities products to our clients and investors.  In September, 2013, MP Securities entered into a Clearing Agreement with a nationally recognized and diversified financial service provider which will provide our registered representatives the opportunity to offer a full range of investment products.  Our ability to attract new investors in our debt securities and expand our assets under management will depend, to a substantial degree, on our ability to assemble an effective sales team and to strategically recruit, retain and compensate the required personnel to assist us in this effort.  If we are unable to recruit, retain and successfully motivate a qualified investment advisers and representatives at MP Securities, we may not be able to increase sales of the Company’s debt securities, strengthen our balance sheet and effectively utilize the investment in our core data processing and information systems we implemented in 2010.  As of December 31, 2013, MP Securities employed two full-time sales personnel and advisers.

We have devoted substantial resources to launching our wholly-owned broker-dealer and investment advisor firm in an effort to increase our capital, improve our liquidity and grow our total assets.

Over the last three years, we have devoted substantial capital and resources to gain regulatory approval from the SEC, FINRA and the California DBO to launch our broker-dealer and investment advisory firm, obtain appropriate licenses and training for our executive management team and key personnel, hire a qualified leadership team and obtain regulatory approval to sell our proprietary debt securities, offer mutual funds and other investment securities, annuities and insurance products.  In July 2013, FINRA approved MP Securities’ request to broaden the scope of products and securities it could offer to its clients and the California DBO approved its request to become a registered investment advisory firm.  In September 2013, MP Securities entered into a Clearing Agreement with a well known intermediary firm which will open up new opportunities to add profitable investment advisers and expand the products and offerings it may provide to its clients.  The Company’s strategic plan for 2014 and 2015 relies, to a substantial degree, upon the ability of MP Securities to hire profitable investment advisers and securities brokers, increase sales of its proprietary debt securities and overcome the suitability and overconcentration hurdles that has led, in part, to a significant reduction in the renewal rate of our Class A Notes and decline in the total amount invested in our debt securities.  If we are unable to make effective use of MP Securities in implementing our strategic plan, we will not be able to improve our net capital, liquidity, or originate and acquire profitable mortgage loans.

Deterioration in real estate values and general economic conditions could lead to losses and reduced earnings.

While we reported profits in 2012 and 2013, our net earnings were due, in part, to the sale of impaired loans and foreclosed assets and cash recoveries on one of our non-performing loans, which resulted in a credit to provisions for loans losses and gains on the sale of foreclosed assets.  During the years ended December 31, 2012 and 2013, our nonperforming assets and credit metrics for our loan portfolio showed significant improvement.  Credit metrics remained positive throughout most of 2013.  While the improvement in performance of our loan portfolio was a substantial contributing factor in our profitability, if market conditions reverse and begin to deteriorate again, this could lead to an increase in nonperforming assets, increased credit losses, reduced earnings and potential losses.

Our growth is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to grow our balance sheet assets through the use of leverage. Our organizational and governing documents do not limit the amount of indebtedness which we may incur. A significant amount of our assets are pledged as collateral for borrowings.  Our managers have overall responsibility for our financing strategy. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns.  To the extent that we fail to meet our debt service obligations, we risk the loss of some or all of assets to satisfy these debt obligations.  There can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, or a financial loss if we are required to liquidate assets at a commercially inopportune time. At December 31, 2013, we had $147.6 million of total outstanding debt obligations, of which approximately 18%, 10% and 7% of the principal amount of this debt is due and payable in the years 2014, 2015, and 2016, respectively.

We have had fluctuating earnings.

As a mortgage financing lender, our profitability may be adversely affected by increasing provisions for losses relating to our loan portfolio. While the United States continues to recover from an economic crisis that has been characterized by high unemployment figures, residential and commercial foreclosures and restricted access to credit, many churches have been adversely impacted in their ability to meet their financial obligations.  While we remained profitable during calendar years 2008 and 2009, we incurred net losses of $1.0 million and $1.6 million in calendar years 2011 and 2010, respectively, primarily due to increases in our allowance for loan losses and deleveraging of our balance sheet.  With the successful refinancing of our primary credit facilities in November 2011 and improvement in the performance of our loan portfolio during the past two years, we realized a profit of $417 thousand and $592 thousand for 2012 and 2013, respectively.  For 2013, we realized gains on the sale of real estate owned assets and obtained a cash recovery on one of our non-performing loans that represented a substantial portion of our net earnings for the year.  Since we have had fluctuating earnings over the last several years, we can give no assurances that we will be able to achieve and maintain consistent net earnings over the next few years.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

The continued effects of the economic recession that began in 2007 and subsequent deterioration in real estate values has adversely impacted the performance of our loan portfolio.  Borrowers may be unable to repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. For the year ended December 31, 2013, we recorded a provision for loan losses of $9 thousand compared to a credit for loan losses in 2012 and provisions for loan losses of $1.5 million and $2.4 million provisions recorded for the years ended December 31, 2011 and 2010, respectively. Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses.

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

At December 31, 2013, our nonperforming assets (which consists of non-accruing loans, loans 90 days or more past due, and other real estate owned) totaled $22.2 million, or 14.0% of total assets.  At December 31, 2012, and December 31, 2011, our nonperforming assets were $21.5 million and $24.3 million, respectively, or 12.8% and 13.5% of our total assets, respectively.  Nonperforming assets adversely affect our net income in the following ways:

•	We do not record interest income on collateral-dependent loans.

•	We may be required to account for and record probable losses through a current period charge to our provision for loan losses.

•	Non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values.

•

There are legal fees associated with the resolution of problem assets, as well as management fees, selling and carrying costs, such as taxes, insurance and maintenance fees related to our other real estate owned assets.

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

Global recessionary economic conditions and adverse developments in the availability of credit to finance the acquisition or origination of church mortgage loans has substantially reduced the financing sources for the ministry related mortgage loans we originate or invest in.  This has reduced and made it more difficult for us to secure short-term credit facilities from institutional lenders, reduced the amount of capital we have available to make new investments in mortgage loans and has reduced, and may continue to reduce, revenue and cash flow we receive from our investments.  Our continued use of secured institutional bank financing facilities will depend upon our ability to generate and sustain consistent net earnings, refinance or obtain renewals of our primary credit facilities when they mature in 2018 and obtain new secured bank financing on acceptable terms.

Our secured debt facilities require us to maintain excess collateral and if we fail to meet our minimum collateralization ratio requirements, our cash flow would be materially reduced and decrease the amount of assets we have available to meet our debt obligations.

Our $87.3 million credit facility refinancing transaction (the “MU Credit Facility”) entered into with the National Credit Union Administration Board as Liquidating Agent of Members United Corporate Federal Credit Union and $23.5 million credit facility refinancing transaction entered into with the NCUA (the “WesCorp Credit Facility Extension”), each dated November 4, 2011, require that we secure the facility with mortgage loans having an aggregate unpaid balance exceeding the unpaid balance of the credit facility.  If at any time, we fail to maintain the required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to maintain the minimum collateralization ratio.  Under our MU Credit Facility and WesCorp Credit Facility Extension, we are required to maintain a minimum collateralization ratio of at least 128% and 150%, respectively.  As of December 31, 2013, we have pledged approximately $101.5 million and $33.2 million of our mortgage loans to secure the MU Credit Facility and the WesCorp Credit Facility Extension, respectively.  As a result, the NCUA will retain all excess collateral until these credit facilities are repaid in full and we will not have this excess collateral available to pay our other obligations including our secured notes, Class A Notes and other debt securities until we repay or retire the MU Credit Facility and WesCorp Credit Facility Extension.  Under the terms of our agreement with the NCUA, we may request release of excess collateral if the collateralization ratio on either the MU Credit Facility or the Wescorp Credit Facility Extension rises above 150%.  However, the release of collateral may not at any point cause the collateralization ratio on either facility to drop below the minimum collateralization ratios described above. For a further discussion of our borrowing facilities, see Item 7 “Credit Facilities Developments” below.

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

We have historically relied on repeat purchases by a significant number of our noteholders to finance our business.

A significant percentage of the investors who purchase our debt securities purchase new notes after we repay their notes. Historically, a substantial proportion of our investors have purchased a new debt security from us when their notes mature.  For the years 2008 – 2011, 76%, 79%, 57% and 73% of the investors that purchased one of our publicly offered debt securities had previously purchased one of our debt securities.  During 2012, only 45% of the investors in our Class A Notes were repeat purchasers of our debt securities primarily due to having to stop selling these notes for approximately six months while we sought approval from FINRA for MP Securities to sell our Class A Notes.  While we were able to sell our Class A Notes throughout 2013, only 34% of our investors were repeat purchasers of our debt securities, due largely to investor suitability and overconcentration restrictions we follow on the sale of these notes.  There is no assurance that historical patterns of rates of investments made by previous investors will continue in the future. If the rate of investments made by previous investors drops substantially, our ability to maintain or grow our asset base could be impaired.

We rely on the use of borrowed funds and sale of debt securities to finance a substantial part of our business.

We have used borrowing facilities obtained from institutional lenders and relied upon offerings of debt securities in SEC registered and private offerings to fund the origination or acquisition of mortgage loans made to evangelical churches and ministries.  Lending borrowed funds subjects us to interest rate risk which is largely determined by the difference, or “spread”, between the interest rates we pay on the borrowed funds and the interest rates our borrowers pay on our mortgage loan investments.  Any changes in our borrowing costs could decrease the spread we receive on our mortgage loan investments, which could adversely affect our ability to pay interest and redeem the outstanding debt securities on our balance sheet as they mature.

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

In recent years, the financial services industry, credit markets and financing sources for ministry loans have been materially and adversely affected by reduced availability of liquidity.  Reduced liquidity can particularly affect smaller lenders that have relied on short-term institutional credit facilities to enhance their liquidity needs.  Due to the overconcentration and suitability restrictions placed on our Class A Notes note sales, we experienced a $4.9 million (10.2%) decline in our debt securities in 2013 that adversely affected our liquidity position.  We will need to monitor and successfully manage our liquidity needs as needed when redemption requests for our debt securities are received, or a debt security investment matures and is not re-invested in another debt security we may offer.  If we are unable to attract productive investment advisers with existing books of business, transition some of those investments into our proprietary investor notes, substantially increase the number of new investors in our debt securities and successfully leverage the investment in new mortgage loans through increased loan participation interests, our liquidity could be adversely impacted and growth in our balance sheet constrained by these limitations.

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

Any negative changes in the financial capabilities of one or more of our equity owners could adversely affect our ability to raise additional capital.

None of our equity owners are obligated to make additional contributions or loan us additional funds. However, they may do so on a voluntary basis and we may from time to time, in the future, request our equity owners to do so. In such event, one or more of our equity owners may be unwilling or unable to make voluntary additional capital contributions or loans because their financial capabilities are at the time impaired. Also, if one of our equity owners’ financial status is in the future deteriorated to the extent that they or their operations are discontinued or otherwise come under the control of the AMAC, NCUA or other regulatory agency, it is unclear what rights, if any, that agency will have to exercise that member’s membership rights in our company or, if it can exercise any such rights, the manner in which it will do so.

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

While there has been some improvement in U.S. real estate markets, our mortgage loan investments can be adversely affected by significant declines in the value of real estate and real estate related assets, impairment of the ability of many borrowers to repay their obligations and illiquidity in the markets for real estate and real estate-related assets. During the years 2010 and 2011, these events had significant adverse effects on our business resulting in significant increases in our provision for loan losses and unavailability of financing for the acquisition and warehousing of our mortgage loan investments. Due, in large part, to the stabilization of mortgage loan portfolio and efforts in managing the real estate owned assets we hold and non-performing loans, we have reported significant net earnings for both 2012 and 2013.  Deterioration in U.S. economic conditions could harm our financial condition, income and ability to make distributions to our equity investors.

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

FINRA has granted our membership application for a license for our broker-dealer subsidiary, MP Securities, which permits it to engage in the securities business and has issued a no objections letter thereby enabling it to sell our Class A Notes.  We are also required to maintain licenses with the state securities regulators which have jurisdiction over broker-dealer firms that engage in securities transactions in such states.  MP Securities was also approved in 2013 as a California registered investment advisory firm and is subject to the Investment Advisers Act of 1940.  Failure to maintain such licenses would prevent us from effecting sales of securities in such states, supplementing our revenue with underwriting fees or commissions paid to MP Securities by the issuer of those securities, generate fee income on the sale of investment products or assets under management or act as a selling agent for the Company’s debt securities.

Some of our debt securities investors may be unable to purchase additional Class A Notes due to FINRA’s investor suitability standards.

When handling sales of our Class A Notes to an investor, MP Securities and its sales representatives must comply with FINRA’s “know your customer” and “suitability” guidelines which are designed to ensure that investors make investments that are appropriate given the age, investment experience, net worth, need for liquidity and mix of investments owned by the investor.  In order to invest in our Class A Notes, an investor must meet certain net worth and annual income requirements and is further subject to certain limitation designed to ensure that the investor does not have an overconcentration of his or her net worth in our Class A Notes.  Because of these suitability limitations, some of our investors who have invested in our debt securities in the past may not be able to invest in our Class A Notes due to these regulatory constraints.  If MP Securities is unable to offer such investors a suitable investment alternative, we could see a reduction in total amount of investor debt securities on our balance sheet, thereby making it difficult to grow our balance sheet.

Our reputation, operating business and core strategic objectives could be adversely affected by regulatory compliance failures.

We rely on publicly offered debt securities to fund a substantial portion of our operations and, as a result, are subject to U.S. securities laws, rules, and regulations promulgated by the SEC and applicable state securities statutes.  Our subsidiary, MP Securities, is subject to SEC and FINRA oversight and is a California registered investment adviser.  As a state registered investment advisory firm, it will be subject to regulatory review by the California DBO, SEC and will be required to comply with the applicable provisions of the Investment Advisers Act of 1940 and California laws and regulations affecting state registered investment advisory firms.  To the extent MP Securities engages in securities activities in a particular state, state securities administrators will have jurisdiction over the activities of our broker-dealer affiliated entity.  In addition, the real estate brokerage activities of MP Realty and our mortgage lending business are subject to various state regulatory authorities.  The failure to comply with obligations imposed by any federal, state or other applicable regulatory authority binding on us or our subsidiaries or to maintain any of the licenses or permits required to be maintained by us could result in investigations, sanctions and reputation damage.

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

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control.  As of December 31, 2013, our investments included $28.7 million in loan participations, representing 19.1% of our portfolio.

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

We are among a limited number of non-bank financial institutions specialized in providing loans to evangelical churches and church organizations. Moreover, approximately 30% of our mortgage loan investments involve California borrowers or are secured by properties located in California, a market that has been negatively impacted by the collapse of the residential real estate market and decrease in real estate prices. Although there are a number of national and regional institutions making and/or investing in mortgage loans to churches and church related organizations, these loans are secured by special purpose facilities. As a result, if the properties securing such mortgages must be sold, there may be a limited number of buyers available for such properties. Nevertheless, we believe that there is a great deal of diversity in the types of not-for-profit organizations and entities that could be potential acquirers of properties of this nature, including, but not limited to, other churches, schools, clinics, community development agencies, universities and educational institutions, day care, social services, assisted living facilities and relief organizations.

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

Some loans in our investment portfolio have been restructured or may otherwise be at risk or under credit watch. Over the last four years, the number of churches that have requested or been granted loan modifications has been significantly higher than in our prior historical experience.  Under current economic conditions, the credit performance of these modified loans may not conform to either historical experience or our expectations.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts due to us under the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan unless the value of the collateral securing the loan exceeds the carrying value of the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause one or more borrowers to become unable to make payments under their loans, we could be required to recognize impairment charges, which could result in a material reduction in earnings in the period in which the loans are determined to be impaired and may adversely affect, perhaps materially, our financial condition, liquidity and the ability to make debt service payments and distributions to our equity owners.

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

The renovations, refurbishment or expansion by a borrower of a mortgage property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a mortgage property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Such delays and cost overruns are often the result of events outside both our and the borrower’s control such as material shortages, labor shortages and strikes and unexpected delays caused by weather and other acts of nature. Also, environmental risks and construction defects may cause cost overruns, and completion delays. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of the borrower’s revenues making it unable to make payments on our loan.  At December 31, 2013, we held $774 thousand in constructions loans.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our business offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720.

We currently rent our offices (approximately 4,970 square feet of rentable space) from ECCU under the terms of an Office Lease dated November 4, 2008.  In November 2013, we renewed the lease for a five year period.  The ECCU Office Lease agreement includes one additional option to renew for an additional five year term.  For 2013, our base rent was $10,437 per month.  In November 2013, under the terms of the renewal, our base rent decreased to $9,172 per month.  On March 6, 2012, MP Securities entered into an office lease for approximately 1,358 square feet of office space to open a branch office in Fresno, California.  The lease has a term of 36 months and includes an option to extend the lease for an additional two year term.  For 2014, the base rent for this branch office will be $2,173 per month.

As of December 31, 2013, we hold properties acquired through foreclosure with a net value of $3.3 million, which includes a reserve of $13 thousand on one of the properties.  Each property is valued based on its current listing price or most recent appraised value less anticipated selling costs, marketing costs and commissions.

A summary of the properties we have acquired through foreclosure is listed below:

•

Together with ECCU and another participating credit union, we acquired a school property in Palm Beach County, Florida pursuant to foreclosure proceedings.  With the agreement of the lead lender and other participating lenders, the property has been leased back to the school for a period of two years and the school has an option to purchase the property at a price of $5.3 million or the appraised value of the property, whichever is greater.  No reserves have been taken on this property.  We have included our interest in this property as a property held for sale with a valuation of $1.4 million at December 31, 2013.

•

We acquired an additional two real properties in February 2012 pursuant to a plan of reorganization that was approved by a U.S. Bankruptcy Court in North Carolina.  We own a 19.9% interest in these properties pursuant to a loan participation interest agreement.  One of these properties, which carried a reserve of $136 thousand, was sold in November 2013 at a gain of $88 thousand. The remaining property has been listed for sale through a local realtor and we have recorded the carrying value of the property at $205 thousand, which includes a reserve of $13 thousand taken against the property.

•

In August 2013, together with ECCU, we acquired four church properties located in Rockford, Illinois pursuant to a foreclosure proceeding.  These properties, along with one other which remains in foreclosure, secured a loan in which we own a 64.8% interest. The properties include several parcels of vacant land, an educational facility, and a training center.  We have included these properties as real estate owned assets for sale at a cumulative carrying value of $1.7 million at December 31, 2013.  No reserves have been taken against these properties.

As of December 31, 2013, our foreclosed real estate properties are valued at $3.3 million and are presented net of any valuation allowances.

On January 31, 2014, we acquired another property as the result of a deed in lieu of foreclosure agreement we entered into with the borrower.  This property is carried at a value of $1.2 million.  For further information on this transaction, see Note 16, Subsequent Event.

Item 3.  LEGAL PROCEEDINGS

Due to our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  In our opinion, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units (the Series A Units).  Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company.  As a result of the conversion, each share of our common stock immediately outstanding prior to the conversion date was converted into one fully paid and non-assessable unit of our Class A Units and each holder of our Class I and Class II Preferred Stock received one Series A Unit for each share of Class I and Class II Preferred Stock exchanged.  As of December 31, 2013, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Units were issued, with 12 holders of record

Sale of Equity Securities by Issuer

During the year ended December 31, 2013, we did not sell Class A Units, Series A Units or equity units.

Purchases of Equity Securities by Issuer

During the year ended December 31, 2013, we did not purchase Class A Units or Series A Units.

Dividends and Distributions

Prior to our conversion from a corporation to a limited liability company, we paid regular dividends on our Class I and Class II Preferred Stock.  For 2013, we made no distributions to the holders of our Class A Units.

During 2013 and 2012, we made distributions on our Series A Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2013	2012

Fourth	$0.585	$0.759
Third	0.222	0.724
Second	0.233	0.740
First	0.649	0.735
Total distributions per Unit	$1.689	$2.958

On May 14, 2013, the Series A Preferred Unit holders approved the adoption of an Amended and Restated Certificate of Powers, Designations, Preferences and Rights of Series A Preferred Units (the “Amended Series A Certificate”), pursuant to which holders of the Series A Preferred Units approved a reduction in the preferred dividend return payable to the Series A Preferred Unit holders.  Under the Amended Series A Certificate, the Series A Preferred Unit holders are entitled to receive a quarterly cash dividend that is 25 basis points higher than the one year LIBOR rate in effect on the last day of the calendar month for which the preferred return is approved (the “Series A Dividend”).

Payment of the Series A Dividend will have priority over the distribution of profits or income to the Class A Unit holders and any series or class of common units that are hereafter issued.  In the event that we accrue, but do not distribute, the Series A Dividend, no distribution of earnings may be made to the holders of our Class A Units until payment of the Series A Dividend has been made.

In addition to quarterly dividends to our Series A Preferred Unit holders, we have also agreed to set aside funds for payment to the holders of the Series A Units in an amount equal to 10% of our net profits earned for any fiscal year, after subtracting the amount of quarterly Series A Dividends paid during such year.  This priority distribution of our net profits after payment of quarterly Series A Dividend will be made to holders of the Series A Units on a pro rata basis.  The balance of any profits, taking into consideration the preferred distribution to the holders of Series A Units, will be allocated to all holders of our Class A Units in proportion to their percentage interests in our Class A Units.  For the year ended December 31, 2013, we set aside $43.9 thousand in net profits to distribute to our Series A Unit holders.  This increased the distributions declared per Series A Unit for the fourth quarter by $0.37 per unit.

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

Item 6.SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are continuing to position the Company for future growth in the areas where we have historically been successful through our investments in church and ministry mortgage loans, while diversifying the sources of revenue generated by our business.  In order to take advantage of our market opportunities and maximize the value of our equity holders’ investment, we will continue to focus on:

•	improving our liquidity and strengthening our balance sheet;

•	building our capital while developing new financing sources;

•	increasing our revenue generating capabilities through the expansion of our loan origination and servicing capabilities, and selling loan participation interests;

•	increasing our revenue from broker-dealer related services by offering a full array of wealth management products and services, including the offering of Registered Investment Advisor capabilities;

•	continuing to recruit sales representatives, investment advisers and sales personnel that will help us make MP Securities a fee-generating source of revenue for the Company;

•	substantially increasing the sale of our investor debt securities, thereby enabling us to grow our balance sheet and generate new investment capital;

•

managing and strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets, increasing cash flows from our borrowers and ultimately realizing the benefit of our investments;

•	prudently managing and carrying-out strategies for our real estate owned assets to minimize losses, or, realize a gain where possible on these properties;

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

For the year ended December 31, 2013, we generated net income of $592 thousand, which was the second highest year of earnings in the Company’s history.  We achieved these results despite a decline in our total assets of $8.2 million (5.0% decline).  We are aggressively building our pipeline of new loans, improving our ability to sell loan participation interests, closely monitoring our real estate owned assets and impaired loans and are continuing to make significant investments in our broker-dealer infrastructure through strategic recruitment of key personnel while expanding our offering of products and services.

For the year ended December 31, 2013, the primary items affecting our operating performance were the following:

•	recording $345 thousand in gains on loan sales, related to the sale of three of our foreclosed assets;

•	we received cash payments on one of our impaired loans that enabled us to recoup $252 thousand of loan loss reserves previously accrued;

•	we sold $4.9 million in loan participations resulting in gains on loan sales of $54 thousand;

•	with the reduction in our preferred dividend commitment approved by our Series A Preferred Unit holders in May 2013, we were able to contribute an additional $146.3 thousand to our net capital;

•

our return on assets went from .04% in 2012 to .25% in 2013, return on equity went from 4.6% in 2012 to 26.59 % in 2013 and our capital ratio increased from 5.73% in 2012 to 6.28% at December 31, 2013;

•

we reported an increase in net interest margin from 2.82% to 3.03% due to an increase in interest income related to the recognition of deferred fee income resulting from loan participation sales as well as reduced interest rates on our investor notes;

•	we reported an increase in other income from fees earned by MP Securities, gains on the sale of loan participations, and in increase in servicing fee income;

•

we incurred an increase in salaries and benefits expenses as we hired an additional salesperson at MP Securities and additional personnel to assist in loan originations, as well as accruing severance payments made to former officers;

•

we reserved an additional $288.2 thousand in our loan loss allowance for one of our non-performing loans as a result of an unfavorable court decision on a foreclosure action initiated by the lead lender in a loan in which we hold a 64% participation interest;

•	operating expenses decreased due to reduced human resources costs as a result of our new contract with ADP as well as reduced expenses related to the management of our loan portfolio; and

•	we reported a decrease in net expenses on foreclosed assets as we recorded only $13 thousand in provisions for losses on foreclosed assets as compared to $136 thousand in 2012.

If we are able to implement the strategic plan and objectives outlined above, we expect to increase our core earnings on our total assets and improve the performance of our wholly-owned broker-dealer and investment advisory firm, MP Securities.  We also expect to see continued improvements in our operating results for 2014 as we implement the core strategic objectives set forth above.  We expect to see further improvements in the performance and stability of our church and ministry borrowers.

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

During 2009, due to the termination of one of our credit facilities, we deleveraged our balance sheet by making principal reductions on our borrowing.  During 2013, in additional to regular principal payments, we made several smaller principal reductions on our National Credit Union Administration Asset Management Assistance Center credit facilities.  Our total assets as of December 31, 2013 decreased to $158.4 million, as compared to $166.6 million at December 31, 2012.  Our total liabilities were $148.5 million at December 31, 2013, as compared to $157.1 million at December 31, 2012.

The following table sets forth selected measures of our financial performance for the years ended December 31, 2013 and 2012, respectively (dollars in thousands):

	2013	2012

Total income	$9,641	$10,106
Provision (credit) for loan losses	9	(9)
Net income	592	417
Total assets	158,415	166,645
Borrowings from financial institutions	99,904	103,833
Notes payable	47,667	52,564
Total equity	9,943	9,548

2013 Developments

Strengthen the Quality of our Loan Portfolio.  Despite competition for church and ministry loans from financial institutions that aggressively sought to make inroads into this niche market by enabling churches to refinance their mortgage loans at historically low interest rates, we originated $32.7 million in net loans in 2013 and rolled over $30 million of mortgage loans in our portfolio.  We added one additional underwriter as well as an additional support staff person to assist in the loan origination process. As part of our strategic decision to reposition our loan portfolio, originations consisted mainly of lower balance loans made to smaller ministries where we could achieve more favorable yields and avoid deteriorating our margins while reducing overall risk exposure to any one borrower.  Our average loan balance decreased from $1.3 million at December 31, 2012 to $1.1 million at December 31, 2013.  Due to focusing on originating high quality loans, the weighted average risk rating in our portfolio decreased from 0.73% at December 31, 2012 to 0.56% at December 31, 2013.

While the real estate market for church and ministry properties showed significant improvement during the last two years, our delinquency ratio increased from 2.2% at December 31, 2012 to 3.0% at December 31, 2013 and has fluctuated over the past few years as we worked with our non-performing loans.  As of December 31, 2011, for example, we had fifteen delinquent loans with a total principal balance of $23.3 million (13.66% of the portfolio), as compared to nine delinquent loans at December 31, 2013 (7.67% of the portfolio).  From time to time, borrowers who have previously been granted a mortgage modification may later default on their loan.  During 2013, four mortgage loans we had previously restructured defaulted. However, we have been able to work with the borrower in each situation and we did not initiate any new foreclosure proceedings in 2013.

We continued to devote substantial attention and staff resources in 2013 on efforts to manage, restructure, liquidate or undertake foreclosure actions where necessary to protect our mortgage loan investments.  For example, we entered into a deed in lieu of foreclosure agreement with a borrower in May 2013 and sold this property in September 2013 for a gain of $206 thousand. Our lending team also aggressively monitors our real estate owned properties and non-performing loans and works with our borrowers to minimize losses on any of these loans.  In September 2013, we received a cash payment of $202 thousand on one of our non-performing loans and applied the payment to outstanding principal and entered into a forbearance agreement to re-amortize the balance of the loan.  As a result of these efforts, the borrower is now current on its restructured loan and we recovered $252,000 in loan loss reserves we had previously accrued.  For 2013, we recorded a provision for loan losses of $9 thousand during the year ended December 31, 2013, as compared to a credit for loan losses of $9 thousand for the year ended December 31, 2012.

Enhancing our Capital Funding Sources.  Since 2008, we have primarily relied upon institutional credit facilities to generate the capital sources needed to fund our mortgage loan investments.  Our Members United and BMO Facility financing arrangements enabled us to rapidly increase our mortgage loan investments and benefit from favorable net interest rate margins on our mortgage loan investments.  With the advent of the global credit crisis that commenced in 2008, our major institutional credit facility lenders sought to reduce their exposure on these facilities, thereby requiring us to undertake efforts to deleverage our balance sheet.  While the refinancing transactions we entered into on November 4, 2011 with the NCUA to amend our Members United and WesCorp credit facilities have significantly contributed to our return to sustained profitability, these refinancing transactions are not sources of new funding and do not provide the resources we need to grow our business.

During 2013, we continued to take steps to develop capital funding sources that are not dependent on the sale of mortgage-backed securities or institutional credit facilities.  In 2011, our wholly-owned subsidiary, MP Securities, was registered under the Securities Exchange Act of 1934 and was approved for membership by FINRA.  In the first quarter of 2012, MP Securities launched its broker-dealer operations and began its efforts to develop a sales force of registered representatives dedicated to the distribution of our debt securities.  Effective as of September 24, 2012, MP Securities received approval to sell our Class A Notes offered under a Registration Statement that was declared effective by the SEC on October 11, 2012.  In March of 2013, MP Securities began selling our Series 1 Subordinated Capital Notes and 2013 International Notes in private offerings, thus opening up additional securities products to enable us to reduce the dependence on institutional credit facilities.

On July 11, 2013, MP Securities executed a new Membership Agreement with FINRA which authorized it to act on a fully disclosed basis with a clearing firm and expand the brokerage activities and types of investment products which can be sold.  In addition, on July 11, 2013, the State of California granted its approval for MP Securities to provide registered investment advisory services.  Finally, on September 26, 2013, MP Securities entered into a clearing firm agreement with Royal Bank of Canada Dain Rauscher (RBC Dain) thereby enabling it to open brokerage accounts for its customers.  This enables MP Securities to offer a broad scope of investment products to better serve the Company’s clients and customers.

In March of 2013, the State of California approved the formation of Ministry Partners Insurance Agency.  This enables the Company to sell a variety of insurance products.  During the past two years, the Company has expended substantial resources and capital to broaden the sources of capital it relies on to fund its operations and enhance its ability to generate non-interest earning revenue sources.  Undertaking this task has required us to meet and satisfy various regulatory approvals and licensing requirements.  With the expansion of our Membership Agreement as approved by FINRA, approval as a California registered investment advisory firm, formation and approval of a California insurance agency and entering into a clearing firm arrangement with RBC Dain, we have obtained the necessary approvals that will enable us to recruit qualified and profitable investment advisers and increase the number of clients, ministries and households we serve.  An intended byproduct of this approach will be to increase funding through sales of our debt securities, reduce our dependency on large credit facilities provided by institutional lenders, enhance our liquidity and funding capabilities, and gain greater control over our asset / liability management process.

Diversify Our Revenue Sources.  Since inception, our primary source of revenue has come from the net interest margin we earn on our mortgage loan investments.  After the financial crisis of 2008 and a resulting lack of liquidity in credit markets, we deleveraged our balance sheet, which reduced the net interest income we receive on our investments.  In response to these developments, over the past three years we have undertaken efforts to expand the scope of revenue generating services we offer in an effort to make us less dependent on a favorable net interest rate margin from our mortgage loan investments to make the Company less susceptible to unfavorable changes in interest rates.  Because we possess the capability to service our own loans, we have significantly increased the portion of our wholly-owned loan portfolio that we service ourselves, thereby reducing the costs of third party servicers and increasing net interest earned on those loans.   We now service 107 of the 138 loans in our portfolio.  Our loan participation activity resulted in increased revenue from loan servicing of $17 thousand, which we expect to grow further in 2014 as a result of loan participation sales we entered into during the second half of 2013.  We also continue to develop relationships with credit unions and CUSOs to enhance our capacity to sell additional loan participations into the secondary market for these participation interests.

As described above, in 2013, we continued our expansion of our broker dealer and investment advisory business with the restructuring of existing staff and the addition of our first investment adviser in our Fresno office.  We also made staff reductions in our Company’s main offices in Brea, California in late 2013 and expect to hire additional personnel in our broker dealer and investment advisory subsidiary, MP Securities.  By increasing the scope of the services it can offer, MP Securities is now able to recruit a sales forces of registered representatives dedicated to managing our clients’ wealth in a manner consistent with the principles of Biblical stewardship, and act as a selling agent in the distribution of our debt securities.  If we are successful in implementing our strategic business plan for MP Securities, we will be able to (i) strengthen the profitability of our core operations; (ii) grow our balance sheet and ramp up the origination of profitable mortgage loans; (iii) introduce new clients to our proprietary investment products and address the challenges we have faced with the overconcentration and suitability standards imposed on the sale of our Class A Notes by regulatory authorities; (iv) increase fee income from assets under management; (v) improve client and investor retention and the renewal rate of our debt securities investors; and (vi) leverage the experience and intellectual capital of our management team through increased loan origination fees and servicing income.

Significant Accounting Estimates and Critical Accounting Policies

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an on‑going basis, we evaluate these estimates, including those related to the allowance for loan losses, and estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under conditions different from our assumptions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

ASU 2013-10 - Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes was issued. This standard permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury and LIBOR. The standard also removes the restriction on using different benchmark rates for similar hedges. This standard is not expected to have a material effect on the Company’s consolidated financial statements.

ASU 2013-04 - Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date was issued. This standard provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance (e.g. debt arrangements, other contractual obligations and settled litigation and judicial rulings) is fixed at the reporting date. This standard is effective for the Company January 1, 2014 and is not expected to have a material effect on the Company’s consolidated financial statements.

ASU 2013-02, Comprehensive Income (Topic 220) Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in

December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. For public entities, the amendments were effective for reporting periods beginning after December 15, 2012. This standard did not have an effect on the Company’s consolidated financial statements.

Consolidated Results of Operations

Our Balance Sheet for the Years Ended December 31, 2013 and 2012

			Comparison
	2013	2012	$ Difference	% Difference
	(Audited)	(Audited)
Assets:
Cash	$7,483	$10,068	$(2,585)	(26%)
Loans receivable, net of allowance for loan losses of $2,856 and $4,005 as of December 31, 2013 and 2012, respectively	146,519	152,428	(5,909)	(4%)
Accrued interest receivable	607	672	(65)	(10%)
Property and equipment, net	120	216	(96)	(44%)
Debt issuance costs, net	31	95	(64)	(67%)
Foreclosed assets, net	3,308	2,914	394	14%
Other assets	347	252	95	38%
Total assets	$158,415	$166,645	$(8,230)	(5%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$99,904	$103,833	$(3,929)	(4%)
Notes payable	47,667	52,564	(4,897)	(9%)
Accrued interest payable	14	7	7	100%
Other liabilities	887	693	194	28%
Total liabilities	148,472	157,097	(8,625)	(5%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(3,281)	(3,676)	395	(11%)
Total members' equity	9,943	9,548	395	4%
Total liabilities and members' equity	$158,415	$166,645	$(8,230)	(5%)

General.  The $8.2 million decrease in total assets from December 31, 2013 as compared to December 31, 2012 is due primarily to the scheduled principal paydowns on loans in our portfolio.  A large portion of these payments could not be used to fund additional loans due to a decline in investor debt securities, payments we made on our NCUA borrowings, and operating costs.

During the year ended December 31, 2013, gross loans receivable decreased by $6.7 million, or 4%, to $150.7 million from $157.4 million at December 31, 2012.  While we purchased or originated a total of $34.8 million in net loans receivable, we also experienced regular principal paydowns on our loan portfolio throughout the year and 13 mortgage loans totaling $18.4 million were refinanced with another lender or paid off.  These payoffs represented both early payoffs of existing loans and non-renewals of maturing loans.  In many cases, non-renewals occur because a loan has fallen outside our lending policies and cannot be refinanced by us.  In addition, we sold one of our loans to ECCU at par, which represented $4.3 million in loans receivable, sold loan participations to other credit unions for $9.9 million, and transferred $4.3 million in loans to foreclosed assets.  While we anticipate selling additional loan participations during 2014, none of the loans currently in our portfolio are being held for sale to other credit unions and institutional investors as we generally sell loans shortly after they are originated.

Our mortgage loan portfolio consists entirely of loans made to evangelical churches and ministries.  All but three of these loans are secured by real estate collateral, while three loans that represent less than 0.1% of our portfolio are unsecured.  Our portfolio carried a weighted average interest rate of 6.33% at December 31, 2013, as compared to 6.36% at December 31, 2012.

Non-performing Assets.  Non-performing assets consist of non-accrual loans, restructured loans, and foreclosed assets, which include real estate properties we now own.  Non-accrual loans include any loan that becomes 90 days or more past due, loans where terms have been modified in a favorable manner to the borrower due to financial difficulty (“troubled debt restructurings”), and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according their modified payment terms without exception for at least six months.  Non-performing assets also include one troubled debt restructuring that has performed for six months but has not yet returned to its original terms.

Some of our non-accrual loans are considered collateral-dependent.  A loan is construed to be collateral-dependent when repayment of principal and interest is expected to come solely from the sale or operation of the underlying collateral.  For impaired collateral-dependent loans, any payment of interest we receive from a borrower is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered to be collateral-dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had 12 non-accrual loans with a recorded balance of $17.6 million as of December 31, 2013, as compared to 11 non-accrual loans with a recorded balance of $18.3 million at December 31, 2012.  In addition to completing foreclosure proceedings on properties securing one of our mortgage loan investments in 2013, we entered into a deed in lieu of foreclosure agreement to acquire a worship facility with one of our borrowers.  The loan had a carrying value, net of discounts and specific reserves, of $1.2 million.  All reserves were charged off immediately prior to acquiring the property in the deed in lieu of foreclosure transaction.  The property is now included in our financial statements with a value of

$1.2 million.  These two transactions resulted in the transfer of $3.2 million of net mortgage loan interests to real estate owned assets during the year ended December 31, 2013.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)

	December 31, 2013	December 31, 2012

Non-Performing Loans:[1]

Collateral Dependent:

Delinquencies over 90-Days	$2,000	$2,611
Troubled Debt Restructurings[2]	5,261	8,469
Other Impaired Loans	555	--

Total Collateral Dependent Loans	7,816	11,080

Non-Collateral Dependent:

Delinquencies over 90-Days	2,555	--
Troubled Debt Restructurings	8,546	7,479

Total Non-Collateral Dependent Loans	11,101	7,479

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	18,917	18,559
Foreclosed Assets	3,308	2,914

Total Non-performing Assets	$22,225	$21,473

1  These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

2  Includes $2.6 million and $814 thousand of restructured loans that were over 90 days delinquent as of December 31, 2013 and 2012, respectively.

At December 31, 2013, we had eleven restructured loans, nine of which were on non-accrual status.  One of these loans was over 90 days delinquent.  We had two non-restructured loans that were over 90 days past due.  For nine of the 11 restructured loans in our portfolio at December 31, 2013, unpaid accrued interest at the time of the loan restructure was added to the principal balance.  The amount of interest added was also recorded as a loan discount, which did not increase the net loan balance.  Another restructured loan represents the modified loan balance upon foreclosure on two of three underlying properties.  In addition, for each of the 11 restructured loans, the interest rate was temporarily decreased.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan restructured. As of December 31, 2013, we held six foreclosed real properties with a net amount of $3.3 million, which includes a $13 thousand valuation allowance against one of the properties.

At December 31, 2012, we had eleven restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  We had one non-restructured loan that was over 90 days past due.  As of December 31, 2012, we held four foreclosed real properties with a net amount of $2.9 million, which includes a $136 thousand valuation allowance against two of the properties.

Allowance for Loan Losses.  We maintain an allowance for loan losses we consider adequate to cover both the inherent risk of loss associated with the loan portfolio as well as the risk associated with specific loans we have identified as having a significant chance of resulting in loss.  Allowances taken to address the inherent risk of loss in the loan portfolio are considered general reserves.  We include various qualitative factors in our analysis which are weighted based on the level of risk represented and for the potential impact on our portfolio. These factors include:

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

While we have not added any new qualitative factors in the analysis of our loan portfolio since 2009, in March 2012 we refined our analysis by segregating our loans into pools based on the position of the underlying collateral and the risk rating of the loan.  We modify the weight of the factors above depending on risk associated with the pool.  Risk ratings are determined by grading a borrower on certain metrics, which include financial performance, strength of management, credit history, and condition of the local economy.  These ratings are updated on an annual basis, or more frequently as necessary.  By segregating the portfolio in this manner, our senior management team is better able to assess the potential impact of various risk factors depending on the quality of the loans in a particular pool. The potential impact of factors such as the risk of charge-offs, impairment, delinquency, restructuring, decreases in borrower financial condition, and continued low commercial real estate values throughout the country fluctuates depending on the quality of the loan.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  We evaluate the factors used in our general reserve analysis on a quarterly basis to ensure that we have adequately addressed the inherent risks present in our portfolio.

We also examine our entire loan portfolio monthly to identify individual loans which we believe have a greater risk of loss than is addressed by our general reserves.   These are identified by examining delinquency reports, both current and historic, monitoring collateral value, and performing a periodic review of borrower financial statements.  For loans that are collateral-dependent, management first determines the value at risk on the investment, defined as the unpaid principal balance less the collateral value net of estimated costs associated with selling a foreclosed property.  This entire value at risk is reserved.  For impaired loans that are not collateral-dependent, management will record an impairment based on the present value of expected future cash flows.  Loans that carry a specific reserve are formally reviewed quarterly, although reserves will be adjusted more frequently if additional information regarding the loan’s status or its underlying collateral is received.

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

In May 2012, we entered into a Loan Purchase Agreement involving two mortgage loan interests which were the subject of foreclosure proceedings.  In exchange for transferring all rights, title and interest in these two mortgage loan interests, we received $2.4 million in cash and were relieved of any further obligations regarding the mortgage loan interests sold. Both loans were considered impaired.  The recorded investment in these loans was $2.5 million after discounts.  The loans also carried a total of $300 thousand in specific reserves that had been recorded in prior periods and set aside as an allowance for loan losses.  $35 thousand of these specific reserves were charged off against our allowance for loan losses.  We reversed the remaining $265 thousand of specific reserves related to these two loans, reducing our provision and allowance for loan losses during the year ended December 31, 2012.

In September 2013, we received $206 thousand in principal payments on one of our collateral dependent impaired loans, which allowed us to reduce the specific reserves related to that loan.  We also improved the overall quality of our portfolio through loan originations, and our gross loan portfolio decreased, which resulted in a decrease in our general reserves.  During 2013, we charged off $978 thousand in related allowances pursuant to a deed in lieu of foreclosure transaction on one of the properties securing two of our impaired loans.

The process of providing adequate allowance for loan losses involves management discretions and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At December 31, 2013 and December 31, 2012, the allowance for loan losses was $2.9 million and $4.0 million, respectively.  This represented 1.9% and 2.5% of our gross loans receivable at those respective dates.

	Allowance for Loan Losses
	as of and for the

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Balances:	($ in thousands)
Average total loans outstanding during period	$150,828	$163,042
Total loans outstanding at end of the period	$150,688	$157,396
Allowance for loan losses:
Balance at the beginning of period	$4,005	$4,127
Provision (credit) charged to expense	9	(9)
Charge-offs
Wholly-Owned First	1,076	35
Wholly-Owned Junior	--	--
Participation First	--	12
Participation Junior	--	--
Total	1,076	47
Recoveries
Wholly-Owned First	--	--
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total	--	--
Net loan charge-offs
(recoveries)	1,076	47
Accretion of allowance related to restructured loans	82	66

Balance	$2,856	$4,005

Ratios:
Net loan charge-offs to average total loans	0.71%	0.03%
Provision (credit) for loan losses to average total loans[1]	0.01%	0.00%
Allowance for loan losses to total loans at the end of the period	1.90%	2.54%
Allowance for loan losses to non-performing loans	15.10%	21.58%
Net loan charge-offs to allowance for loan losses at the end of the period	37.68%	1.17%
Net loan charge-offs to provision (credit) for loan losses[1]	11956%	(522.22)%

1  We reversed $265 thousand of reserves against provision for loan losses during the year ended December 31, 2012 as a result of the sale of two impaired loans, which resulted in a net credit to provision expense.

Borrowings from Financial Institutions.  The decrease in borrowings from financial institutions is the result of regular monthly payments we made on our NCUA credit facilities as well as $510 thousand in additional principal payments made in order to remain in compliance with the minimum collateralization ratio requirements of our NCUA credit facilities.  The remaining balance on these facilities totals $103.8 million and bears interest at a rate of 2.525% pursuant to agreements entered into with the NCUA in November 2011.  The maturity date for both facilities is October 31, 2018.  For further discussion concerning our borrowings and credit facilities see Item 7, “Credit Facility Borrowings”.

Notes Payable.  Our notes payable consist of debt securities sold under registered national offerings as well as notes sold to accredited investors in private offerings.  Sales of our notes are now being handled by our wholly-owned subsidiary, MP Securities, which is a broker-dealer subject to regulation by FINRA, the SEC and applicable state regulatory authorities.  The principal balance owed on these notes decreased by $4.9 million during 2013 primarily due to suitability and overconcentration restrictions placed on investments made in our Class A Notes, thereby preventing some of our existing investors from purchasing a new Class A Note when their currently held Class A Note matures.  From time to time, some of our churches, institutional and individual investors also withdraw funds when cash is needed for working capital or other purposes.

Members’ Equity.  Total members’ equity increased in 2013 due mainly to our net income of $592 thousand for 2013, offset by $197 thousand of dividend payments and net income distributions related to our Series A Preferred Units. We did not repurchase any ownership units during the years ended December 31, 2012 and 2013.

Results of Operations for the Years Ended December 31, 2013 and December 31, 2012

	Year ended		Comparison
	December 31,

	2013	2012	$ Difference	% Difference
Interest income:
Interest on loans	$9,390	$9,913	$(523)	(5%)
Interest on interest-bearing accounts	83	137	(54)	(39%)
Total interest income	9,473	10,050	(577)	(6%)
Interest expense:
Borrowings from financial institutions	2,572	2,715	(143)	(5%)
Notes payable	2,030	2,420	(390)	(16%)
Total interest expense	4,602	5,135	(533)	(10%)
Net interest income	4,871	4,915	(44)	(1%)
Provision (credit) for loan losses	9	(9)	18	(200%)
Net interest income after provision for loan losses	4,862	4,924	(62)	(1%)
Non-interest income	168	56	112	200%
Non-interest expenses:
Salaries and benefits	2,563	2,029	534	26%
Marketing and promotion	114	158	(44)	(28%)
Office operations	1,146	1,357	(211)	(16%)
Foreclosed assets, net	(240)	160	(400)	(250%)
Legal and accounting	699	711	(12)	(2%)
Total non-interest expenses	4,422	4,547	(125)	(3%)
Income before provision for income taxes	608	433	175	40%
Provision for income taxes	16	16	--	0%
Net income	$592	$417	$175	42%

In 2013, we recognized net income of $592 thousand due in large part to an increase in non-interest income and a decrease in non-interest expenses.  As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2013, as compared to 2012 were:

•

While total interest income on our mortgage loan investments declined by $523 thousand in 2013 due to the reduction in our loans receivable, our interest expense decreased by $533 thousand due to a similar reduction in our borrowings and notes payable;

•	our provisions for loan losses increased by $18 thousand as we reduced general reserves but increased specific reserves on several impaired loans in our portfolio;

•

non-interest income increased by $112 thousand due to increases in fee-generated income by our subsidiary, MP Securities, and gains on loan sale and additional servicing fee income related to loan participations sold during 2013;

•

we incurred a 26% increase in salary and benefits expenses as we hired a salesperson for our broker-dealer subsidiary, hired two additional staff members to assist in loan origination and management, and paid or accrued severance payments to our former Chief Executive Officer;

•

we reduced office operations expense as we experienced decreases in non-personnel costs related to the management of our loan portfolio and in costs related to the management of our human resources by ADP; and

•

we incurred a $400 thousand decrease in foreclosed asset expenses as we recognized $345 thousand in gains on sale of foreclosed assets and recorded $123 less in provisions for losses on foreclosed assets.

Interest income on our mortgage loan investments decreased by 5% in 2013, as compared to 2012.  While the average balance of our interest-earning loans decreased by 8% from $151.8 million for the year ended December 31, 2012, as compared to $140.4 million for the year ended December 31, 2013, we recognized additional interest income from deferred fees earned when we sold loan participations, improved collections on our non-collateral dependent loans, and realized a reduction in loans serviced by ECCU for which we receive lower interest rates.  Due to increased loan originations and our loan participation sales, the amortization of net deferred loan fees increased by $169 thousand.  Interest income recognized on interest-bearing accounts with other financial institutions decreased as our average cash balances on our accounts declined from $13.2 million in 2012 to $10.0 million in 2013.

Interest expense on our borrowings decreased during the year due to principal payments made on our NCUA borrowings and a decrease in investor note balances.  The average balance of our borrowings from financial institutions decreased by $5.3 million from 2012 due to regular principal payments as well as $510 thousand of additional principal payments made during 2013.  The weighted average interest rates of our investor notes decreased slightly, but interest expense on our notes payable decreased mainly because the average balance of our notes declined by $8.4 million from 2012 to 2013.  Despite the 10% reduction in interest expense from 2012, the 6% decrease in interest income resulted in a 1% decrease in net interest income for the year.

We had a credit for loan losses of $9 thousand for the year ended December 31, 2012 as compared to a provision of $9 thousand for the year ended December 31, 2013. In 2013, we reduced our general reserves and reversed specific reserves on one impaired loan when the principal balance on this loan was paid down by $206 thousand.  However, we also recorded additional specific reserves for some of our impaired loans throughout the year, which resulted in the $9 thousand provision.  For 2012, we did not incur a material decrease in value of the real estate properties that secured our collateral-dependent impaired loans.  As a result, we recorded no additional reserves for loan losses on these loans.  While we increased reserves on several of our troubled debt restructurings based on new estimates of future cash flows, these provisions were offset by a $265 thousand credit that was taken when we sold two impaired loans in May 2012 at a price greater than our carrying value of the loan.  Due to provisions and reduced net interest income, our net interest income after provisions decreased by $62 thousand.

We received other income of $168 thousand in the year ended December 31, 2013 which is an increase of $112 thousand from the year ended December 31, 2012.  We recognized $54 thousand in gains on loan sales related to the sale of participation interests in four loans during 2013.  We also earned $24 in fee income from the sale of investment products by our broker-dealer subsidiary.  We recognized $17 thousand in additional servicing fee income as we increased the amount of loan participations we service for others during 2013.

Our non-interest expenses for the year ended December 31, 2013 decreased by 3% from the year ended December 31, 2012. Salaries and benefits expenses increased by $535 thousand as we hired two additional employees in 2013 to help manage and grow our loan portfolio.  In addition, we incurred $196 thousand in severance costs in 2013 for salary related payments to our former Chief Executive Officer.  With the Board of Managers approval, management also approved $183 thousand in bonuses for the year ended December 31, 2013, while $116 thousand in bonuses were approved for 2012. Finally, in February 2014, the Board of Managers approved compensation grants to the Managers retroactive to 2013, but to be paid in 2014.  As approved by the Board, $52 thousand in cash awards were accrued for the Managers in 2013.  Prior to these 2013 grants, no cash retainer or any type of compensation has ever been paid to the Managers for the services they render to the Company and its equity owners.  Office operation expenses decreased by $203 thousand primarily due to reduction in human resources costs related to our new staffing agreement with ADP and fewer expenses related to managing our delinquent loans.

Net expenses related to foreclosed assets decreased by $400 thousand during 2013.  We acquired five new real estate assets during 2013, and while this caused rental income from foreclosed assets to increase by $31 thousand, the costs of managing real estate owned assets increased by $100 thousand.  However, we sold three properties during 2013 for a gain of $345 thousand.  We did not recognize any gains on sale of real estate owned assets during 2012.  We also recorded $123 thousand less in provisions for losses on foreclosed assets, as we did not experience a significant decline in value for any of our properties.

Results of Operations for the Years Ended December 31, 2012 and December 31, 2011

	Year ended		Comparison
	December 31,

	2012	2011	$ Difference	% Difference
Interest income:
Interest on loans	$9,913	$10,989	$(1,076)	(10%)
Interest on interest-bearing accounts	137	88	49	56%
Total interest income	10,050	11,077	(1,027)	(9%)
Interest expense:
Borrowings from financial institutions	2,715	4,560	(1,845)	(40%)
Notes payable	2,420	2,597	(177)	(7%)
Total interest expense	5,135	7,157	(2,022)	(28%)
Net interest income	4,915	3,920	995	25%
Provision (credit) for loan losses	(9)	1,487	(1,496)	(101%)
Net interest income after provision for loan losses	4,924	2,433	2,491	102%
Non-interest income	56	162	(106)	(65%)
Non-interest expenses:
Salaries and benefits	2,029	1,555	474	30%
Marketing and promotion	158	119	39	33%
Office occupancy	132	115	17	15%
Office operations	1,357	1,268	89	7%
Foreclosed assets, net	160	(20)	180	(900%)
Legal and accounting	711	701	10	1%
Total non-interest expenses	4,547	3,623	924	26%
Income before provision for income taxes	433	(1,028)	1,461	(142%)
Provision for income taxes	16	16	--	0%
Net income	$417	$(1,044)	$1,461	(140%)

In 2012, we recognized net income of $417 thousand due in large part to reductions in our cost of borrowings from financial institutions and a $1.5 million decline in our provision for loan losses as compared to 2011.  As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2012, as compared to 2011 were:

•

we reported a credit for loan losses of $9 thousand for 2012 as compared to provisions of $1.5 million for 2011, primarily resulting from the sale of two impaired loans at a price greater than our net investment in those loans and stabilization of our loan portfolio, leading to no new impaired loans that require significant reserves;

•	total interest income on our mortgage loan investments declined by $1.1 million in 2012, a 10% decline, primarily resulting from a $13.5 million decrease in our mortgage loan investments;

•

net interest income increased by 25% in 2012, primarily resulting from completing a refinancing transaction in  2011 which reduced our borrowing rates from a weighted average rate of 4.0% to 2.5% on approximately $110 million we owed on our credit facilities;

•	borrowing costs on our investor debt securities declined by 7% due to the $6.5 million decrease in the total of our outstanding investor debt securities;

•	we were unable to sell any loan participations in 2012, thereby resulting in a $106 thousand decrease in non-interest income we earned in 2011;

•

we incurred a 26% increase in non-interest expenses primarily due to costs incurred in managing our real estate owned assets, legal fees and expenses incurred to protect our investments made in several impaired loans and regulatory related costs associated with obtaining approval from FINRA to permit MP Securities to sell our Class A Notes; and

•

we incurred a 30% increase in salary and benefits expenses as we hired staff for our broker-dealer subsidiary and transitioned from selling investor debt securities through Company employees to a more robust platform that relies on MP Securities to sell investor debt securities, mutual funds and investment products.

Interest income on our mortgage loan investments decreased by 10% from 2011.  This corresponds to the 10% decrease in the average balance of our interest-earning loans of $168.5 million for the year ended December 31, 2011, as compared to $151.8 million for the year ended December 31, 2012.  While the outstanding balance due on our non-accrual loans declined by $4.6 million for 2012 as compared to 2011, we recorded $379 thousand of interest payments we received against the principal balance of these collateral-dependent impaired loans instead of reporting the payments as interest income in 2012.  In 2011, we recorded $275 thousand in interest payments against the principal balances of our collateral-dependent impaired loans. Interest income recognized on interest-bearing accounts with other financial institutions increased as our average cash balance rose from $7.5 million at December 31, 2011 to $13.2 million at December 31,2012.

Interest expense on our borrowings decreased substantially during the year due to the refinancing transaction we completed with the NCUA in November, 2011.  The weighted average interest rate paid on the NCUA credit facilities decreased from 4.0% for the year ended December 31, 2011 to 2.5% for the year ended December 31, 2012.  While the weighted average interest rates on  our investor notes stayed fairly constant, the average balance of our notes decreased from $60.9 million at December 31, 2011 to $57.0 million at December 31, 2012, causing the interest expense on investor notes to decrease by $177 thousand.  Even though interest income decreased by 10%, net interest income increased by $995 thousand in 2012 as compared to 2011, primarily due to lower borrowing costs in 2012.

We reported a credit for loan losses of $9 thousand for the year ended December 31, 2012 as compared to a provision of $1.5 million for the year ended December 31, 2011. In 2011, we recorded $1.6 in additional reserves on four collateral-dependent impaired loans after management concluded that there had been a material decrease in the value of the real estate that secured these loans.  For 2012, we did not incur a material decrease in the value of the real estate properties that secured our collateral-dependent impaired loans.  As a result, we recorded no additional reserves for loan losses on these loans.  While we increased reserves on several of our troubled debt restructurings based on new estimates of future cash flows, these provisions were offset by a $265 thousand credit taken when we sold two impaired loans in May 2012 at a price greater than our carrying value of the loan.  As a result of reduced interest expense and $1.4 million reduction in our provision for loan losses, net interest income after provision for loan losses increased by 97% for the year ended December 31, 2012 over the year ended December 31, 2011.

We received other income of $56 thousand in the year ended December 31, 2012 which is a decrease of $106 thousand from the year ended December 31, 2011.  We recognized $21 thousand in additional servicing fee income as we serviced loan participations we sold in 2011 for an entire year.  However, we sold no loan participations during 2012 as we did in 2011, and our gains on loan sales decreased by $132 thousand.

Non-interest expenses for the year ended December 31, 2012 increased by 26% from the year ended December 31, 2011. Salaries and benefits expenses increased by $474 thousand as we experienced a full year of expenses from the four additional employees we hired in 2011 to help manage and grow our loan portfolio.  In 2012, we hired two new employees to work for our wholly-owned broker-dealer as well as another staff member to assist in loan servicing. With the Board of Managers approval, management also approved $116 thousand in bonuses for the year ended December 31, 2012, while no bonuses were approved for 2011. Marketing expenses increased by $39 thousand as we engaged in new marketing efforts through our broker-dealer to sell our debt securities and lending department to originate new loans.  Office operation expenses increased by $204 thousand primarily due to $33 thousand in additional human resources costs related to our new staff members, $31 thousand in additional insurance costs due to rising premiums, and $52 thousand in additional expenses related to managing our delinquent loans.

Net expenses related to foreclosed assets increased by $180 thousand during 2012.  We acquired three new real estate assets during 2012, and while this caused rental income from foreclosed assets to increase by $30 thousand, the cost of managing foreclosed assets increased by $74 thousand.  We also recorded a $136 thousand valuation allowance on one of the properties.  Finally, legal and consulting related costs increased by $10 thousand in 2012. While we incurred $150 thousand less in consulting services related to the refinancing of our bank borrowings in 2011, we had $122 thousand in additional legal expenses and filing fees in 2012 resulting from efforts to launch MP Securities and obtain approval for it to sell our Class A Notes. We also experienced $22 thousand in additional audit fees due to the increased regulatory and reporting obligations of our operations primarily related to the broker-dealer.  While we incurred significant additional legal fees and expenses in 2012 resulting from the launch of MP Securities and obtaining approval for it to sell our Class A Notes, we believe most of these costs are non-recurring in nature.

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

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Year Ended December 31,
	(Dollars in Thousands)
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$10,044	$83	0.83%	$13,218	$137	1.04%
Interest-earning loans [1]	140,363	9,390	6.69%	151,804	9,913	6.53%
Total interest-earning assets	150,407	9,473	6.30%	165,022	10,050	6.09%

Non-interest-earning assets	10,597	--	--	9,485	--	--
Total Assets	161,004	9,473	5.88%	174,507	10,050	5.76%

Liabilities:
Public offering notes – Class A	38,071	1,550	4.07%	44,620	1,820	4.08%
Public offering notes – Alpha Class	776	29	3.74%	3,670	204	5.56%
Special offering notes	7,191	339	4.71%	8,454	387	4.58%
International notes	386	13	3.37%	220	9	4.09%
Subordinated notes	1,996	94	4.71%	6	0	5.73%
Secured notes	168	5	2.98%	31	1	2.53%
Borrowings from financial institutions	101,866	2,572	2.53%	107,210	2,714	2.53%

Total interest-bearing liabilities	$150,454	$4,602	3.06%	$164,211	$5,135	3.13%

Net interest income		$4,871			$4,915
Net interest margin [2]			3.03%			2.83%

Average interest-earning assets decreased to $150.4 million during the year ended December 31, 2013, from $165.0 million, a decrease of $14.6 million or 9%. The average yield on these assets increased to 6.30% for the year ended December 31, 2013 from 6.09% for the year ended December 31, 2012.  This increase is related mainly to the increase in interest earned on loans.  As described above, we experienced an acceleration in the amortization of deferred fees related to participation sales and we increased collections on our non-collateral-dependent impaired loans.  In addition, our interest earning loans had an average yield of 6.69% as compared to

6.53% for 2012, which increased the overall average yield.  This shift in the balance of assets caused the slight increase in the average yield of both our interest-earning assets and total assets.

Average interest-bearing liabilities, consisting primarily of investor and credit facility notes payable, decreased to $150.5 million during the year ended December 31, 2013, from $164.2 million during 2012. The average rate paid on these liabilities decreased to 3.06% for the year ended December 31, 2013, from 3.13% for 2012. The decrease in the rate paid on interest-bearing liabilities was the result of lower interest rates paid on our notes payable.  Many of the remaining Alpha Class notes matured during the year; the only ones remaining are variable rate notes which bear lower interest rates than the fixed notes that were outstanding during 2012.  The rates on our subordinated notes also declined by 1% in 2013.  The interest rate on our NCUA borrowings is fixed at 2.53% until the facility matures in 2018.

Net interest income for the year ended December 31, 2013 was $4.9 million, which was a decrease of $45 thousand, or 1% from the prior year. Net interest margin increased 20 basis points to 3.03% for the year ended December 31, 2013, as compared to 2.83% for 2012.

	Average Balances and Rates/Yields
	For the Year Ended December 31,
	(Dollars in Thousands)
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,218	$137	1.04%	$7,545	$88	1.17%
Interest-earning loans [1]	151,804	9,913	6.53%	168,539	10,989	6.52%
Total interest-earning assets	165,022	10,050	6.09%	176,084	11,077	6.29%

Non-interest-earning assets	9,485	--	--	10,791	--	--
Total Assets	174,507	10,050	5.76%	186,875	11,077	5.93%

Liabilities:
Public offering notes – Class A	44,620	1,820	4.08%	46,186	1,891	4.09%
Public offering notes – Alpha Class	3,670	204	5.56%	4,991	287	5.75%
Special offering notes	8,454	387	4.58%	9,088	379	4.17%
International notes	220	9	4.09%	171	8	4.68%
Subordinated notes	6	0	5.73%	506	32	6.32%
Secured notes	31	1	2.53%	--	--	--%

Borrowings from financial institutions	107,210	2,714	2.53%	114,799	4,560	3.97%

Total interest-bearing liabilities	$164,211	$5,135	3.13%	$175,741	$7,157	4.07%

Net interest income		$4,915			$3,920
Net interest margin [2]			2.83%			2.10%

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

Average interest-bearing liabilities, consisting primarily of investor and credit facility notes payable, decreased to $164.2 million during the year ended December 31, 2012, from $175.7 million during 2011. The average rate paid on these notes decreased to 3.13% for the year ended December 31, 2012, from 4.07% for 2011. The decrease in the rate paid on interest-bearing liabilities was the result of refinancing our Members United and WesCorp credit facilities in November 2011 which reduced our average borrowing rate of 3.97% to an average rate of 2.53%.  The average rate paid on our investor notes remained stable in total, as the average rates on our Class A Notes, which comprise a significant portion of our total notes, decreased by one basis point.

Net interest income for the year ended December 31, 2012 was $4.9 million, which was an increase of $995 thousand, or 25% from the prior year. The net interest margin increased 73  basis points to 2.83% for the year ended December 31, 2012, as compared to 2.10% for 2011.  This increase was mainly related to the decrease in interest rates paid on borrowings on our credit facilities.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(29)	$(25)	$(54)
Total loans	(641)	118	(523)
	(670)	93	(577)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(267)	(2)	(269)
Public offering notes – Alpha Class	(124)	(51)	(175)
Special offering notes	(59)	11	(48)
International notes	6	(2)	4
Subordinated notes	94	--	94
Secured notes	4	--	4
Other	(135)	(7)	(142)
	(481)	(51)	(532)
Change in net interest income	$(189)	$144	$(45)

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$60	$(11)	$49
Total loans	(1,109)	33	(1,076)
	(1,049)	22	(1,027)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(64)	(7)	(71)
Public offering notes – Alpha Class	(74)	(9)	(83)
Special offering notes	(27)	35	8
International notes	2	(1)	1
Subordinated notes	(29)	(3)	(32)
Secured notes	1	--	1
Other	(284)	(1,562)	(1,846)
	(475)	(1,547)	(2,022)
Change in net interest income	$(574)	$1,569	$995

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

In comparison to 2012, provisions for loan losses increased by $18 thousand, while the allowance for loan losses decreased from $4.0 million at December 31, 2012 to $2.9 million at December 31, 2013.  Several factors led to the decrease in the balance of our allowance for loan losses for the year ended December 31, 2013.  In May 2013, we entered into a deed in lieu of foreclosure agreement with one of our borrowers.  Immediately prior to this transaction, we charged off $978 thousand in reserves related to the loans held by this borrower.  We charged off an additional $98 thousand in reserves on impaired loans throughout the year.  Finally, our allowance decreased by $82 thousand related to the accretion of reserves based on net present value differences on non-collateral-dependent restructured loans.  For 2013, we recorded $9 thousand in provisions for loan losses, which is the result of an increase in specific reserves on some of our impaired loans.  However, the increase in specific reserves was mitigated by a decrease in general reserves due to the smaller balance in our loan portfolio and improvement in the weighted average risk rating of our non-impaired loans.

The activity in the allowance for loan losses for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Balance, beginning of period	$4,005	$4,127
Provision (credit) for loan loss	9	(9)
Chargeoffs	(1,076)	(47)
Accretion of allowance related to restructured loans	(82)	(66)
Balance, end of period	$2,856	$4,005

Impaired Loans

As of December 31, 2013 and 2012, the principal balances of impaired loans were as follows:

	December 31	December 31
	2013	2012

Impaired loans with an allowance for loan loss	$14,740	$11,128
Impaired loans without an allowance for loan loss	4,177	7,431
Total impaired loans	$18,917	$18,559

Allowance for loan losses related to impaired loans	$2,112	$2,987

Total non-accrual loans	$17,609	$18,338

Total loans past due 90 days or more and still accruing	$--	$--

Information regarding interest income recognized on impaired loans for the years ended December 31, 2013 and 2012, is as follows:

	2013	2012

Average investment in impaired loans	$21,125	$18,245

Interest income recognize on impaired loans	663	482
Interest income recognized on impaired loans attributable to their change in present value	82	66
Total interest income recognized on impaired loans	$745	$548

No additional funds were committed to be advanced in connection with impaired loans as of December 31, 2013.

Cash and Cash Equivalents

We experienced a decrease in our cash during the twelve months ended December 31, 2013 in the amount of $2.6 million, as compared to a net decrease of $1.1 million for the twelve months ended December 31, 2012. This decrease is primarily due to a $4.9 million decrease in our investor notes, pay down of our NCUA credit facilities and increase in loans originated in 2013.

Net cash provided by operating activities totaled $596 thousand for the twelve months ended December 31, 2013, a decrease of $300 thousand from $896 thousand provided by operating activities during the twelve months ended December 31, 2012.  This is due to the fact that while our net income increased from 2012, much of that increase was related to non-cash income such as the amortization of deferred loan fees and gains on sales of loan participations.  Our other assets also increased by $95 thousand from the prior year.

Net cash provided by investing activities totaled $5.9 million during the twelve months ended December 31, 2013, compared to $11.4 million provided during the twelve months ended December 31, 2012, a decrease of $5.5 million. This difference is attributable to an increase in cash used for loan originations and purchases from a total of $22.2 million in 2012 to $33.0 million in 2013 as our lending team successfully replaced loans that were paid off or sold.

Net cash used in financing activities totaled $9.1 million for the twelve-month period in 2013, an increase of $4.3 million from $13.4 million used in financing activities during the twelve months ended December 31, 2012.  We experienced $1.6 million fewer in notes payable paydowns in 2013, and paid down $2.5 million less in borrowings from financial institutions as we did not need to make as many additional principal payments on our NCUA borrowings in 2013 in order to remain in compliance with the collateralization ratio covenants on those borrowings.

Liquidity and Capital Resources

We rely on cash generated from our operations, cash reserves and proceeds from the sale of investor notes to meet our obligations as they arise.  From time to time, we also generate funds from the sale of mortgage loans and loan participations and raise additional capital through the sale of debt and equity securities.  In addition, we have begun to generate non-interest income, chiefly commissions on securities sales and fees earned from managing client investments through our wholly-owned broker-dealer, MP Securities.  We require cash to originate and acquire new mortgage loans, repay indebtedness, make interest payments to our note investors and pay expenses related to our general business operations.  We intend to continue our current liquidity plan which relies primarily on cash generated by operations, cash reserves and proceeds from the sale of debt securities.  However, we intend to supplement this liquidity plan by expanding loan participation sales as well as through the generation of additional sources of non-interest income.

Our management regularly prepares liquidity forecasts which we rely upon to ensure that we have adequate liquidity to conduct our business.  While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be accurate, particularly in this recovering credit and financial environment.  While our liquidity sources that include cash, reserves and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets and raise additional debt or equity capital is less certain and less immediate.

We are also susceptible to withdrawal requests made by large note investors, ministries and churches that can adversely affect our liquidity.  We believe that our available cash, cash flow from operations, net interest and other fee income will be sufficient to fund our liquidity requirements for the next 12 months.  Should our liquidity needs exceed our available sources of liquidity, we believe we could sell assets to raise additional cash.  We may not be able to obtain desired financing on terms and conditions acceptable to us.  If we are unable to obtain additional capital funding, our ability to grow our business and meet our strategic objectives will be constrained.

Historically, we have experienced high rates of repeat investments or renewals by our debt security investors when their debt securities mature.  During 2009 and 2008, for example, 79% and 76%, respectively, of our note investors renewed their investment.  In 2010, the rate dropped to 57% of our note holders who purchased new debt securities.  For the year 2011, 73% of note holders purchased new investments. However, in 2012, this renewal rate fell to 45% as we temporarily suspended the sale of our Class A Notes while we awaited an order of effectiveness for our registration statement from the SEC and a “no objections” letter from FINRA that would allow the notes to be sold by our wholly-owned subsidiary, MP Securities.  We received the “no objections” letter on September 24, 2012 and the order of effectiveness from the SEC on October 11, 2012.  While we are now able to distribute Class A Notes through MP Securities, these note sales are subject to certain suitability requirements that restrict the ability of some of our current investors to renew or make investments in our Class A Notes.  Due to those restrictions, the renewal rate fell further to 34% in 2013.  For the last two months of 2013, the renewal rate was 52% and we expect the renewal rate to increase in 2014 as we add new clients who qualify under the suitability restrictions and offer other investment products to investors who may need to diversify their investments.  We are continuing to hire additional investment advisers and sales personnel at MP Securities and to develop other investment products, including private offerings of debt securities, annuities, mutual funds, IRA investments and, through MP Securities, the sale of off-balance sheet investment products that generate commission income.

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

Credit Facilities Developments

As of December 31, 2013, our credit facilities’ commitments, amounts available and principal amounts outstanding were as follows:

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

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the lender with interim or annual financial statements and annual and periodic reports filed with the SEC and maintain a minimum collateralization ratio of at least 128%.  If at any time we fail to maintain our required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet our obligation to maintain a minimum collateralization ratio.  As of December 31, 2013, the collateral securing the MU Credit Facility had an aggregate principal balance of $101.5 million, which satisfies the minimum collateralization ratio for this facility.  As of December 31, 2013, the outstanding principal balance due on the MU Credit Facility was $78.4 million.

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

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the NCUA with interim or annual financial statements and annual and periodic reports filed with the SEC and maintain a minimum collateralization ratio of at least 150%.  If at any time we fail to maintain our required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet our obligation to maintain a minimum collateralization ratio.  As of December 31, 2013, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $33.2 million, which satisfies the minimum collateralization ratio for this facility.  As of December 31, 2013, $22.5 million was outstanding on the WesCorp Credit Facility Extension.

For further information on our credit facilities, see Note 7, Borrowings from Financial Institutions, in our accompanying audited consolidated financial statements for the year ended December 31, 2013.

Investor Notes

We also rely on our investor notes to provide the funding for origination and purchase of mortgage loan assets and fund our general operations.  As of December 31, 2013, a total of $47.7 million of our investor debt securities were issued and outstanding.  For further information on our investor notes, see Note 9, Notes Payable in our accompanying audited consolidated financial statements for the year ended December 31, 2013.  Historically, we have offered investor notes under offerings registered with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May 2007.  We discontinued the sale of our Alpha Class Notes in April 2008.  As of December 31, 2013, $159 thousand of these notes remained outstanding.

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

Effective as of May 15, 2012, we temporarily discontinued the sale of the Class A Notes and deregistered the securities remaining unsold under our registration statement on Form S-1, initially filed with the SEC on December 23, 2009 and declared effective on June 3, 2010.  We subsequently filed a registration statement seeking to register $75 million of our Class A Notes with the SEC.  This registration statement was declared effective as of October 11, 2012 and we resumed the sale of our Class A Notes.  All of our Class A Notes are unsecured.  The interest rates we pay on the fixed series notes and the flex series notes are determined by reference to the “swap index”, an index that is based upon a weekly average swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the flex series notes, on the date the interest rate is reset. These notes bear interest at the swap index plus a rate spread of 1.70% to 2.50% and are issued in maturities ranging from 12 to 84 months.  The interest rates we pay on the variable series notes are determined by reference to the variable index in effect on the date the interest rate is set and bear interest at a rate of the swap index plus a rate spread of 1.50% to 1.80%.  Effective as of January 5, 2009, the variable index is defined under the Class A Notes as the three month LIBOR rate.

The Class A Notes are issued under a Trust Indenture we entered into with U.S. Bank National Association.  Pursuant to the US Bank Indenture, we may issue up to a maximum of $200 million of our Class A Notes.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at December 31, 2013.  At December 31, 2013, $37.0 million of these Class A Notes were outstanding.

In addition to Class A Notes, we offer notes under several private placement offerings.  In March 2013, we began offering Series 1 Subordinated Capital Notes and a new private placement of our International Notes.  Investors have to meet certain criteria in order to purchase either of these notes and are also subject to suitability restrictions.  At December 31, 2013, $4.0 million and $409 thousand of our Subordinated Capital Notes and our International Notes were outstanding, respectively.

Of the $47.7 million in investor notes that are outstanding at December 31, 2013, $7.8 million are available to be withdrawn at any time without penalty while an additional $15.1 million will mature in 2014.  Historically, we have experienced a high rate of renewal or reinvestment by our note holders upon maturity of their notes.  In 2011 and 2010, 73% and 57%, respectively, of our note investors renewed their investments by purchasing new notes.  For the year ended December 31, 2012, largely due to the temporary suspension of our Class A Notes sales for six months, only 45% of our note investors renewed their investments.  Due to suitability restrictions, the renewal percentage decreased further to 34% in 2013.  For the last two months of 2013, the renewal rate was 52%, however, no assurances can be given that we will be able to restore investments made by repeat investors to pre-2012 rates.  We believe the historical record of repeat purchasers by our debt security investors supports our confidence in the future viability of our investor note program.

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

The MU Credit Facility and WesCorp Credit Facility Extension agreements contain a number of standard borrowing covenants, including affirmative covenants to maintain good and indefeasible title to the pledged collateral free and clear of all liens, to maintain a lockbox for the benefit of the lender to collect payments from borrowers on the collateral notes and comply with customary covenants for a transaction of this nature.  In addition, unless otherwise waived by the NCUA, we may not renew or extend an underlying mortgage loan unless a recent appraisal is completed for such mortgaged property, the loan continues to be amortized over the same period as the prior note and requires the borrower to submit quarterly financial statements in the event the borrower has negative annual net income or a debt service coverage ratio of less than 1.0 to 1.0.  We are in compliance with these covenants as of December 31, 2013.

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

In connection with the above-mentioned strategy, we simulate the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon.  Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under a 200 basis point increase in the interest rates as of December 31, 2013:

Change (in basis points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
+200	$5,164	$135	2.69%	3.30%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments.  The above profile illustrates that, if there were an immediate and sustained increase of 200 basis points in interest rates, our net interest income would increase by $135 thousand over the “base case” (i.e., no interest rate change) and our net interest margin would increase from 3.22% to 3.30%.  Our net interest margin will increase if rates rise.  We did not consider a decrease in interest rates in our analysis as interest rates remain at low levels and no further decrease can be reasonably anticipated.  Based upon the review of management and our Board, we consider the results indicated by the report to be acceptable.

The following table sets forth our maturity gap for interest-earning assets and interest-bearing liabilities as of the period indicated.  For purposes of the following table, an asset or liability is considered to mature based on its contractual terms.  Actual payment patterns may differ from contractual payment patterns.

	Maturity Analysis
	as of December 31, 2013
	Amounts Subject to Maturity Within (dollars in thousands)
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Non-Maturity	Total
Assets
Cash with financial institutions	$7,483	$--	$--	$--	$--	$--	$--	$7,483
Loans, net of deferred fees	32,867	22,153	19,623	16,390	9,930	49,155	--	150,118
Allowance for loan losses and loan discount	--	--	--	--	--	--	(3,599)	(3,599)
Noninterest earning assets	--	--	--	--	--	--	4,413	4,413
Total assets	$40,350	$22,153	$19,623	$16,390	$9,930	$49,155	$814	$158,415

Liabilities
Borrowings from financial institutions	$3,495	$3,591	$3,677	$3,777	$3,874	$81,490	$--	$99,904
Notes payable	22,938	11,399	6,106	3,778	3,359	87	--	47,667
Other liabilities	--	--	--	--	--	--	901	901
Members' equity	--	--	--	--	--	--	9,943	9,943
Total liabilities and members' equity	$26,433	$14,990	$9,783	$7,555	$7,233	$81,577	$10,844	$158,415

Maturity gap	$13,917	$7,163	$9,840	$8,835	$2,697	$(32,422)	$(10,030)	$--
Cumulative maturity gap	$13,917	$21,080	$30,920	$39,755	$42,452	$10,030	$--	$--

The preceding table indicates that we have a positive one-year cumulative gap of $13.9 million at December 31, 2013.  This indicates that funds expected to become available in the next year due to maturing assets are greater than interest-bearing liabilities coming due in the next year.  Certain notes payable have contractual maturities of 72 months but can be withdrawn in whole or in part at any time prior to maturity without restriction.  In our experience, investors tend not to withdraw these notes prior to maturity.  Nonetheless, for purposes of the maturity analysis above, these notes are included in the Year 1 maturity column.

When an increase in interest rates will help the entity and a decrease in interest rates will hurt the entity, the entity is considered to be asset sensitive.  Currently, our balance sheet is asset sensitive as the amount of assets maturing is greater than the amount of liabilities maturing over the next year.  In the view of management, this sensitivity will not have a material adverse impact on the Company’s financial position and results of operations for 2014.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Table of Contents
Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 – F-43

Report of Independent Registered Public Accounting Firm

To The Members

Ministry Partners Investment Company, LLC

Brea, California

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Ministry  Partners Investment Company, LLC and subsidiaries (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of income, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Company, LLC and subsidiaries as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

Glendale, California

March 28, 2014

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

(Dollars in Thousands except for Unit Data)

	2013	2012
Assets:
Cash	$7,483	$10,068
Loans receivable, net of allowance for loan losses of $2,856 and $4,005 as of December 31, 2013 and 2012, respectively	146,519	152,428
Accrued interest receivable	607	672
Property and equipment, net	120	216
Debt issuance costs, net	31	95
Foreclosed assets, net	3,308	2,914
Other assets	347	252
Total assets	$158,415	$166,645
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$99,904	$103,833
Notes payable	47,667	52,564
Accrued interest payable	14	7
Other liabilities	887	693
Total liabilities	148,472	157,097
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at December 31, 2013 and December 31, 2012 (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at December 31, 2013 and December 31, 2012	1,509	1,509
Accumulated deficit	(3,281)	(3,676)
Total members' equity	9,943	9,548
Total liabilities and members' equity	$158,415	$166,645

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2013 and 2012

(Dollars in Thousands)

	2013	2012
Interest income:
Interest on loans	$9,390	$9,913
Interest on interest-bearing accounts	83	137
Total interest income	9,473	10,050
Interest expense:
Borrowings from financial institutions	2,572	2,715
Notes payable	2,030	2,420
Total interest expense	4,602	5,135
Net interest income	4,871	4,915
Provision (credit) for loan losses	9	(9)
Net interest income after provision for loan losses	4,862	4,924
Non-interest income	168	56
Non-interest expenses:
Salaries and benefits	2,563	2,029
Marketing and promotion	114	158
Office occupancy	140	132
Office operations and other expenses	1,146	1,357
Foreclosed assets, net	(240)	160
Legal and accounting	699	711
Total non-interest expenses	4,422	4,547
Income before provision for income taxes	608	433
Provision for income taxes	16	16
Net income	$592	$417

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2013 and 2012

(Dollars in Thousands)

	Series A Preferred		Class A Common
	Units		Units
	Number of Units	Amount	Number of Units	Amount	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 2011	117,100	$11,715	146,522	$1,509	$(3,746)	$9,478
Net income	--	--	--	--	417	417
Dividends on preferred units	--	--	--	--	(347)	(347)

Balance, December 31, 2012	117,100	11,715	146,522	1,509	(3,676)	9,548
Net income	--	--	--	--	592	592
Dividends on preferred units	--	--	--	--	(197)	(197)

Balance, December 31, 2013	117,100	$11,715	$146,522	1,509	$(3,281)	$9,943

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

(Dollars in Thousands)

	2013	2012
Cash Flows from Operating Activities
Net income	$592	$417
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	101	127
Provision (credit) for loan losses	9	(9)
Provision for foreclosed asset losses	13	136
Amortization of deferred loan fees	(300)	(131)
Amortization of debt issuance costs	160	167
Accretion of allowance for loan losses on restructured loans	(82)	(66)
Accretion of loan discount	(14)	(6)
Gain on sale of loans	(54)	--
Changes in:
Accrued interest receivable	65	53
Other assets	(95)	1
Other liabilities and accrued interest payable	214	207

Net cash provided by operating activities	609	896

Cash Flows from Investing Activities
Loan purchases	(899)	(12,397)
Loan originations	(32,141)	(9,795)
Loan sales	14,171	2,425
Loan principal collections, net	22,984	31,230
Foreclosed asset sales	1,828	--
Purchase of property and equipment	(5)	(40)

Net cash provided by investing activities	5,938	11,423

Cash Flows from Financing Activities
Net change in borrowings from financial institutions	(3,929)	(6,447)
Net changes in notes payable	(4,897)	(6,467)
Debt issuance costs	(96)	(158)

Dividends paid on preferred units	(210)	(346)

Cash used by financing activities	(9,132)	(13,418)

Net increase (decrease) in cash	(2,585)	(1,099)

Cash at beginning of period	10,068	11,167

Cash at end of period	$7,483	$10,068

Supplemental disclosures of cash flow information
Interest paid	$4,864	$5,143
Income taxes paid	$14	$14
Non-cash Activities
Transfer of loans to foreclosed assets	$4,384	$1,676
Loans made to facilitate the sale of foreclosed assets	$1,000	$--

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Note 1.Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company (“LLC”) on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  The Asset Management Assistance Center owns only preferred units, while the credit unions own both common and preferred units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  Historically, most of the Company’s loans have been purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. The Company also purchases loans from other credit unions. In addition, the Company originates church and ministry loans independently. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 31 states, with the largest number of loans made to California borrowers.

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”).  MPF has been inactive since November 30, 2009.  The Company plans to maintain MPF for possible future use as a financing vehicle to effect securitized debt transactions.

On November 13, 2009, the Company formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty will provide loan brokerage and other real estate services to churches and ministries in connection with the Company’s mortgage financing activities. On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker. MP Realty did not provide any services in 2013 or 2012.

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

In March 2013, MP Securities began selling the Company’s Series 1 Subordinated Capital Notes and 2013 International Notes. Also in March 2013, MP Securities received a license from the California Department of Insurance to act as a Resident Insurance Producer under the name Ministry Partners Insurance Agency.  On July 11, 2013, MP Securities executed a new membership agreement with FINRA which authorized it to act on a fully disclosed basis with a clearing firm to expand its brokerage activities. In addition, on July 11, 2013, the State of California granted its approval for MP Securities to provide registered investment advisory services. Finally, on September 26, 2013, MP Securities entered into a clearing firm agreement with Royal Bank of Canada Dain Rauscher (RBC Dain), thereby enabling MP Securities to open brokerage accounts for its customers. MP Securities can now offer a broad scope of investment products that will enable it to better serve the Company’s clients and customers.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Ministry Partners Investment Company, LLC and its wholly-owned subsidiaries, MPF, MP Realty and MP Securities.  All significant inter‑company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of December 31, 2013 and 2012.

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

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs, and loan discounts. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees and costs are deferred and recognized as an adjustment to the related loan yield using the interest method.  Loan discounts represent interest accrued and unpaid which has been added to loan principal balances at the time the loan was restructured.  Loan discounts are accreted to interest income over the term of the restructured loan once the loan is deemed fully collectible and is no longer considered impaired.  Loan discounts also represent the differences between the purchase price on loans we purchased from third parties and the recorded principal balance of the loan.  These discounts are accreted to interest income over the term of the loan using the interest method.  Discounts are not accreted to income on impaired loans.

The accrual of interest is discontinued at the time a loan is 90 days past due. Accrual of interest can be discontinued prior to the loan becoming 90 days past due if management determines the loan is impaired.  Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  In establishing the allowance for loan losses, management considers significant factors that affect the collectability of the Company’s loan portfolio. While historical loss experience provides a reasonable starting point for the analysis, such experience by itself does not form a sufficient basis to determine the appropriate level of the allowance for loan losses. Management also considers qualitative (or environmental) factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, including:

-Changes in lending policies and procedures, including changes in underwriting standards and collection;

-Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio;

-Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;

-Changes in the value of underlying collateral for collateral-dependent loans; and

-The effect of credit concentrations.

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

Income Taxes

The Company has elected to be treated as a partnership for income tax purposes. Therefore, income and expenses of the Company are passed through to its members for tax reporting purposes. The Company is subject to a California gross receipts LLC fee of approximately $12,000 per year.  The Company’s subsidiaries are LLCs except for MP Realty, a California corporation.  MP Realty incurred a tax loss for the years ended December 31, 2013 and 2012, and recorded a provision of $800 per year for the state minimum franchise tax.

MP Realty has federal and state net operating loss carryforwards of approximately $286,000 and $283,000, respectively which begin to expire in 2030. Due to the uncertainty of future taxable income,  no deferred tax asset was recognized at December 31, 2013 and 2012.

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

Tax years ended December 31, 2010 through December 31, 2013 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2008 through December 31, 2012 remain subject to examination by the California Franchise Tax Board.

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

Recent Accounting Pronouncements

ASU 2013-11 - Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists was issued. This standard provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, as similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. This standard is effective for the Company on January 1, 2014 and is not expected to have a material effect on the Company’s consolidated financial statements.

ASU 2013-10 - Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes was issued. This standard permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury and LIBOR. The standard also removes the restriction on using different benchmark rates for similar hedges. This standard is not expected to have a material effect on the Company’s consolidated financial statements.

ASU 2013-04 - Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date was issued. This standard provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance (e.g. debt arrangements, other contractual obligations and settled litigation and judicial rulings) is fixed at the reporting date. This standard is effective for the Company January 1, 2014 and is not expected to have a material effect on the Company’s consolidated financial statements.

ASU 2013-02, Comprehensive Income (Topic 220) Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income. The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. For public entities, the amendments were effective for reporting periods beginning after December 15, 2012. This standard did not have an effect on the Company’s consolidated financial statements.

Note 2.Related Party Transactions

The Company maintains most of its cash at ECCU. Total funds held with ECCU were $7.0 million and $9.5 million at December 31, 2013 and 2012, respectively. Interest earned on these funds totaled approximately $83.2 thousand and $136.6 thousand for the years ended December 31, 2013 and 2012, respectively.

The Company leases offices from ECCU pursuant to an Office Lease dated November 4, 2009 and amended on October 11, 2013, and purchases other services from ECCU. Charges of approximately $125.7 thousand and $118.2 thousand for the years ended December 31, 2013 and 2012, respectively, were made for these services. All of these charges are included in Office Occupancy or Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

From time to time, the Company purchases mortgage loans, including loan participation interests, from ECCU, our largest equity owner.  The Company purchased $1.1 million and $5.1 million of loans from ECCU during the years ended December 31, 2013 and 2012, respectively.  The Company recognized $2.4 million and $4.5 million of interest income on loans purchased from ECCU during the years ended December 31, 2013 and 2012, respectively.  ECCU currently acts as the servicer for 26 of the 138 loans in the Company’s loan portfolio.  Per the loan servicing agreement with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, loan participations the Company purchases from ECCU have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  On loan participation interests purchased from ECCU, the Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.

At December 31, 2013 and 2012, the Company’s investment in wholly-owned loans serviced by ECCU totaled $8.2 million and $32.6 million, respectively.  At December 31, 2013 and 2012, the Company’s investment in loan participations serviced by ECCU totaled $24.9 million and $43.5 million, respectively.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  These fees amounted to less than $1 thousand during both of the years ended December 31, 2013 and 2012, respectively.

ECCU has, from time to time, purchased or repurchased loans from the Company.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  No gain or loss was incurred on these sales.  The company sold $4.3 million in whole loans to ECCU during the year ended December 31, 2013.  No whole loans or loan participations were sold to ECCU during the year ended December 31, 2012.

On August 15, 2013, the Company sold a  $5.0 loan participation to Western Federal Credit Union (“WFCU”).  The Company charges 50 basis points to service the loan for WFCU.

From time to time, managers and management have purchased investor notes from the Company.  Investor notes payable to related parties total $311 thousand and $446 thousand at December 31, 2013 and 2012, respectively.

Note 3.Loans

All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2021. The loans earn interest at rates ranging from 4.50% to 10.50%, with a weighted average yield of 6.33% as of December 31, 2013.  A summary of loans as of December 31 follows (dollars in thousands):

	2013	2012

Loans to evangelical churches and related organizations:
Real estate secured	$150,579	$157,324
Unsecured	109	72

Total loans	150,688	157,396

Deferred loan fees, net	(570)	(366)
Loan discount	(743)	(597)
Allowance for loan losses	(2,856)	(4,005)

Loans, net	$146,519	$152,428

The Company’s loan portfolio is comprised of one segment – church loans. The loans fall into four classes: wholly-owned loans for which the Company possesses the first collateral position, wholly-owned loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position, and participated loans for which the Company possesses a junior collateral position.

Loans by portfolio segment (church loans) and the related allowance for loan losses are presented below. Loans and the allowance for loan losses are further segregated by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of

	December 31, 2013	December 31, 2012

Loans:
Individually evaluated for impairment	$18,917	$18,559
Collectively evaluated for impairment	131,771	138,837
Balance	$150,688	$157,396

Allowance for loan losses:
Individually evaluated for impairment	$2,112	$2,987
Collectively evaluated for impairment	744	1,018
Balance	$2,856	$4,005

Allowance for Loan Losses

Management believes that the allowance for loan losses as of December 31, 2013 and 2012 is appropriate. Changes in the allowance for loan losses by loan portfolio segment (church loans) as of and for the years ended December 31 are summarized as follows (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Balance, beginning of period	$4,005	$4,127
Provision (credit) for loan loss	9	(9)
Chargeoffs	(1,076)	(47)
Accretion of allowance related to restructured loans	(82)	(66)
Balance, end of period	$2,856	$4,005

The following table is a summary of the loan portfolio credit quality indicators by loan class at December 31, 2013 and 2012, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2013
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$97,629	$2,597	$23,621	$966	$124,813
Watch	4,027	2,930	--	--	6,957
Substandard	9,035	3,438	3,110	--	15,583
Doubtful	2,314	--	1,020	--	3,334
Loss	--	--	--	--	--
Total	$113,006	$8,965	$27,751	$966	$150,688

Credit Quality Indicators (by class)
As of December 31, 2012
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$81,316	$1,780	$39,249	$966	$123,311
Watch	11,405	3,644	4,515	--	19,564
Substandard	2,942	3,877	--	--	6,819
Doubtful	4,866	--	2,836	--	7,702
Loss	--	--	--	--	--
Total	$100,529	$9,301	$46,600	$966	$157,396

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at December 31, 2013 and 2012 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$5,558	$1,241	$1,183	$7,982	$105,024	$113,006	$--
Wholly-Owned Junior	61	--	--	61	8,904	8,965	--
Participation First	19	555	3,372	3,946	23,805	27,751	--
Participation Junior	--	--	--	--	966	966	--

Total	$5,638	$1,796	$4,555	$11,989	$138,699	$150,688	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$1,260	$2,129	$814	$4,203	$96,326	$100,529	$--
Wholly-Owned Junior	3,865	436	--	4,301	5,000	9,301	--
Participation First	2,555	2,632	2,611	7,798	38,802	46,600	--
Participation Junior	--	--	--	--	966	966	--

Total	$7,680	$5,197	$3,425	$16,302	$141,094	$157,396	$--

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

The following tables are summaries of impaired loans by loan class at December 31, 2013 and 2012.  The recorded investment in impaired loans reflects the balances in the financial statements, net of loan discounts, whereas the unpaid principal balance reflects the contractual balances before application of collected interest payments toward the recorded investment (dollars in thousands):

Impaired Loans (by class)
As of and for the Year Ended December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$3,037	$3,851	$--	$3,133	$67
Wholly-Owned Junior	211	218	--	213	12
Participation First	555	555	--	560	31
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	7,685	8,185	1,349	7,920	269
Wholly-Owned Junior	3,175	3,220	326	3,192	161
Participation First	3,575	3,748	437	6,106	122
Participation Junior	--	--	--	--	--

Total:
Church loans	$18,238	$19,777	$2,112	$21,125	$663

Impaired Loans (by class)
As of and for the Year Ended December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$3,997	$4,466	$--	$4,111	$115
Wholly-Owned Junior	215	221	--	216	12
Participation First	2,611	2,744	--	2,633	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	7,339	7,860	2,595	7,444	153
Wholly-Owned Junior	3,592	3,671	373	3,603	202
Participation First	225	251	19	238	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$17,979	$19,213	$2,987	$18,245	$482

A summary of nonaccrual loans by loan class at December 31, 2013 and 2012 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of December 31, 2013

Church loans:
Wholly-Owned First	$10,260
Wholly-Owned Junior	3,220
Participation First	4,129
Participation Junior	--

Total	$17,609

Loans on Nonaccrual Status (by class)
As of December 31, 2012

Church loans:
Wholly-Owned First	$11,846
Wholly-Owned Junior	3,655
Participation First	2,837
Participation Junior	--

Total	$18,338

A summary of troubled debt restructurings by loan class that were modified during the year ended December 31 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the year ended December 31, 2013

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	2	$2,518	$2,541	$2,533
Wholly-Owned Junior	1	3,175	3,175	3,175
Participation First	1	2,555	2,555	2,555
Participation Junior	--	--	--	--

Total	4	$8,248	$8,271	$8,262

Troubled Debt Restructurings (by class)
For the year ended December 31, 2012

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	4	$6,782	$6,806	$6,593
Wholly-Owned Junior	2	430	430	418
Participation First	1	271	249	225
Participation Junior	--	--	--	--

Total	7	$7,483	$7,485	$7,236

For nine of the 11 restructured loans in our portfolio at December 31, 2013, unpaid accrued interest at the time of the loan restructure was added to the principal balance. The amount of interest added was also recorded as a loan discount, which did not increase net loan balance. Another restructured loan represents the modified loan balance upon foreclosure on two of three underlying properties. In addition, for each of the 11 restructured loans, the interest rate was temporarily decreased. Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan restructured.

A summary of troubled debt restructurings that defaulted during the years ended December 31 is as follows (dollars in thousands):

Troubled Debt Restructurings Defaulted (by class)
During the year ended December 31, 2013

	Number of Loans	Recorded Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$1,665
Wholly-Owned Junior	--	--
Participation First	1	2,555
Participation Junior	--	--
Total:
Church loans	2	$4,220

Troubled Debt Restructurings Defaulted (by class)
During the year ended December 31, 2012

	Number of Loans	Recorded Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	2	$3,256
Wholly-Owned Junior	1	420
Participation First	1	230
Participation Junior	--	--
Total:
Church loans	4	$3,906

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

No additional funds were committed to be advanced in connection with impaired loans, including restructured loans, as of December 31, 2013 or 2012.

Note 4. Foreclosed Assets

Foreclosed assets consist of six properties. The Company held $3.3 million and $2.9 million of foreclosed assets at December 31, 2013 and December 31, 2012, respectively.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands)

	Allowance for Losses on Foreclosed Assets for the years ended December 31,
	2013	2012
Balance, beginning of period	$136	$--
Provision for losses	13	136
Charge-offs	--	--
Recoveries	(136)	--
Balance, end of period	$13	$136

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the year ended December 31,
	2013	2012
Net gain on sale of real estate	$(345)	$--
Provision for losses	13	136
Operating expenses, net of rental income	92	24
Net expense (income)	$(240)	$160

Note 5. Loan Participation Sales

During the year ended December 31, 2013, the Company sold participations in four church loans totaling $9.9 million.  The Company retained servicing responsibilities in these loans, and as a result, the Company recorded servicing assets totaling $66 thousand, which are being amortized using the interest method over the terms of the loans.  The amortization of servicing assets is recorded as an adjustment to interest income and totaled $26 and $25 thousand for the years ended December 31, 2013 and 2012.  The Company did not sell any participation interests during the year ended December 31, 2012.

A summary of servicing assets for the year ended December 31, 2013 and 2012 is as follows (dollars in thousands:

	2013	2012
Balance, beginning of period	$113	$138
Additions:
Servicing obligations from sale of loan participations	66	--
Subtractions:
Amortization	26	25
Balance, end of period	$153	$113

For the year ended December 31, 2013, the Company recognized gains of $54 thousand on the sales of loan participations.  There were no gains on loan sales for the year ended December 31, 2012.

Note 6.Premises and Equipment

Premises and equipment consist of the following at December 31 (dollars in thousands):

	2013	2012

Furniture and office equipment	$362	$357
Computer system	221	221
Leasehold improvements	25	25

Total premises and equipment	608	603
Less accumulated depreciation and amortization	(488)	(387)

Premises and equipment, net	$120	$216

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 amounted to $101 thousand and $127 thousand, respectively.

Note 7.Borrowings from Financial Institutions

Members United Facilities

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced a $100 million line of credit entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Under the MU Credit Facility, accrued interest is due and payable monthly in arrears on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $78.4 million and $81.3 million at December 31, 2013 and 2012, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  At December 31, 2013 and 2012, the collateral securing the MU Credit Facility had an aggregate principal balance of $101.5 million and $104.2 million, respectively, which satisfies the minimum collateralization ratio.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of December 31, 2013 and 2012, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces a credit facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Under the WesCorp Credit Facility Extension, accrued interest is due and payable monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of December 31, 2013 and 2012,  $21.5 and $22.5 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2013 and December 31, 2012, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $32.3 million and $34.2 million, respectively, which satisfies the minimum collateralization ratio for this facility.  As of December 31, 2013 and 2012, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Both the MU Credit Facility and WesCorp Credit Facility Extension are secured by certain of the Company’s mortgage loans previously held as collateral under the $100 Million CUSO Line and the WesCorp Facility.  Future principal paydowns of borrowings from financial institutions are as follows at December 31:

2014	$3,495
2015	3,591
2016	3,677
2017	3,777
2018	3,874
Thereafter	81,490
$99,904

In addition to regular principal payments, the Company also made $510 thousand in principal payments during the year ended December 31, 2012 in order to remain in compliance with the minimum collateralization ratio requirement of our credit facility borrowings.

Note 8.Commitments and Contingencies

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2013 and December 31, 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount at:

	December 31, 2013	December 31, 2012

Undisbursed loans	$802	$425
Standby letter of credit	$1,873	$1,873

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

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the financial statements.

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California. At December 31, 2013, future minimum rental payments for the years ending December 31 are as follows:

2014	$137
2015	120
2016	117
2017	119
2018	122
Thereafter	--
$615

Total rent expense, including common area costs, was $140.3 thousand and $132.3 thousand for the years ended December 31, 2013 and 2012, respectively. The Company exercised one of its two five-year options on the Brea office lease.  This lease now expires in 2018 and contains one additional option to renew for five years. The Fresno office lease expires in 2015 and contains one option to renew for two years.

Note 9.Notes Payable

Notes payable are comprised of unsecured and secured notes totaling $47.4 million and $302 thousand,  respectively, at December 31, 2013.  The notes are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Alpha Class Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company is in compliance with these covenants as of December 31, 2013.  Effective April 18, 2008, the Company discontinued the sale of Alpha Class Notes.

Historically, most of the Company’s unsecured notes have been renewed by investors upon maturity.  Because the Company has discontinued its sale of Alpha Class Notes effective April 18, 2008, the holders of such notes may, upon maturity, reinvest such sums by purchasing Class A Notes that have been registered with the Securities and Exchange Commission (see Note 10 below).  For matured notes that are not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, and issuing new notes payable. At December 31, 2013 and December 31, 2012, $159 thousand and $2.8 million of Alpha Class Notes were outstanding, respectively.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of December 31, 2013.

The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At December 31, 2013 and 2012, $37.0 million and $40.5 million of these notes were outstanding, respectively.

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

In February 2012, the Company began the sale of its Secured Investment Certificates pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Secured Investment Certificates require collateral to be pledged in the amount of at least 105% of the outstanding balance of the certificates.  Collateral can consist of qualifying loans receivable or cash.  The Secured Investment Certificates offering expired in August 2013.  At December 31, 2013, a total of $302 thousand in Secured Investment Certificates were outstanding.  A total of $318 thousand in cash was pledged as collateral on the certificates, which satisfies the minimum collateralization ratio required by the private offering memorandum.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. At December 31, 2013, a total of $4.0 million in notes sold pursuant to this offering were outstanding.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Including International Notes sold under previous private offerings, at  December 31, 2013, a total of $409 thousand of its International Notes were outstanding.

Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at December 31, 2013.

A summary of notes payable at December 31 is as follows (dollars in thousands):

	Amount		Weighted Average Interest Rate
	2013	2012	2013	2012
SEC Registered Public Offerings
Class A Offering	$36,986	$40,485	3.92%	4.19%
National Alpha Offering	159	2,772	1.96%	5.49%

Private Offerings
Special Offering	5,793	8,954	4.98%	4.78%
Special Subordinated Notes	4,018	6	4.63%	5.45%
Secured Notes	302	56	2.87%	2.49%
International Offering	409	291	3.47%	3.78%
Total	$47,667	$52,564

The following are maturities of notes payable for each of the next five years ending December 31 (dollars in thousands):

2014	$22,939
2015	11,399
2016	6,106
2017	3,778
2018	3,358
Thereafter	87
$47,667

Note 10.Office Operations and Other Expenses

Office operations and other expenses for the year ended December 31 are comprised of the following:

	2013	2012

FINRA fees	$30	$12
Repair and maintenance	256	244
Depreciation	101	127
Insurance	288	249
Travel expenses	82	95
Human resources	47	234
Software servicing	55	44
Other	287	352

Total	$1,146	$1,357

Note 11.Preferred and Common Units Under LLC Structure

The Series A Preferred Units are entitled to a cumulative Preferred Return, payable quarterly in arrears, equal to the liquidation preference times a dividend rate of 190 basis points through March 2013 and 25 basis points thereafter over the 1-year LIBOR rate in effect on the last day of the calendar month in which the Preferred Return is paid.  In addition, the Series A Preferred Units are entitled to an annual Preferred Distribution, payable in arrears, equal to 10% of the Company’s profits, after subtracting from profits the Preferred Return.

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

The Class A Common Units have voting rights.

Note 12.Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the ADP 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation and 50% of the employee’s contribution that exceeds 3%, up to a maximum of 5% of the employee’s compensation.  Company matching contributions for the plan years ended December 31, 2013 and 2012 were $72.7 and $58.7 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. There were no contributions to the profit sharing plan for the years ended December 31, 2013 and 2012.

Note 13.Fair Value

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2013 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$7,483	$7,483		$--	$--	$7,483
Loans, net	146,519	--		--	146,810	146,810
FINANCIAL LIABILITIES:
Bank borrowings	$99,904	$--	$		$98,467	$98,467
Notes payables	47,667	--		--	48,601	48,601
Other financial liabilities	82	--		--	82	82

	Fair Value Measurements at December 31, 2012 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$10,068	$10,068	$--	$--	$10,068
Loans, net	152,428	--	--	155,165	155,165
FINANCIAL LIABILITIES:
Notes payables	$52,564	$--	$--	$54,120	$54,120
Bank borrowings	103,833	--	--	106,614	106,614
Other financial liabilities	96	--	--	96	96

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the underlying value of the Company, or the amounts the Company could have realized in a sales transaction at December 31, 2013 and 2012.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2013 and 2012.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2013:
Collateral dependent loans (net of allowance and discount)	$--	$--	$6,029	$6,029
Foreclosed assets	--	--	3,308	3,308
	$--	$--	$9,337	$9,337

Assets at December 31, 2012:
Collateral dependent loans (net of allowance and discount)	$--	$--	$8,262	$8,262
Foreclosed assets	--	--	2,914	2,914
	$--	$--	$11,176	$11,176

Impaired Loans

Collateral-dependent impaired loans are carried at the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments were made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Otherwise, collateral-dependent impaired loans are categorized under Level 2.  Because of the uncertain market, fair value for collateral-dependent loans based on appraisals more than 30 days old were deemed to involve significant adjustments based on unobservable inputs.

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

Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling cost	10% (10%)
Impaired Loans	$6,029	Internal evaluations	Discount due to age of appraisal	0% - 5% (0.24%)
		Internal evaluations	Discount due to title dispute	0% - 57% (4.49%)

Foreclosed assets	$3,308	Discounted appraised value	Selling cost	10% - 20% (15.54%)

Note 14.Segment Information

Reportable Segments

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management, personnel proficiencies, and marketing strategies.

There are two reportable segments: finance company and broker-dealer.  The finance company segment uses funds from the sale of debt securities, operations, and loan participations to originate or purchase mortgage loans. The broker-dealer segment sells debt securities and mutual funds, as well as providing investment advisory services, to generate fee income.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Intersegment revenues and expenses are accounted for at amounts that assume the transactions were made to unrelated third parties at the current market prices at the time of the transactions.

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$9,616	$25	$9,641
Intersegment revenue	--	153	153
External non-interest expenses	3,728	719	4,447
Intersegment non-interest expenses	153	--	153
Segment net profit (loss)	1,134	(542)	592
Segment assets	158,043	457	158,500

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (dollars in thousands).

Revenue
Total revenue of reportable segments	$9,794
Intersegment revenue	(153)

Consolidated revenue	$9,641

Non-interest expenses
Total non-interest expenses of reportable segments	$4,600
Intersegment non-interest expenses	(153)

Consolidated non-interest expenses	$4,447

Profit
Total profit of reportable segments	$592
Interesegment profits	--

Consolidated net income	$592

Assets
Total assets of reportable segments	$158,500
Segment accounts receivable from corporate office	(85)

Consolidated assets	$158,415

Note 15.Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows:

Balance Sheets	December 31
	2013	2012
Assets:
Cash	$7,051	$9,587
Loans receivable, net of allowance for loan losses	146,519	152,428
Accrued interest receivable	607	672
Property and equipment, net	115	210
Investment in subsidiaries	73	150
Due from subsidiaries	425	355
Debt issuance costs, net	31	95
Foreclosed assets, net	3,308	2,914
Other assets	290	230
Total assets	$158,419	$166,641

Liabilities and equity:
Borrowings from financial institutions	$99,904	$103,833
Notes payable	47,667	52,564
Accrued interest payable	14	7
Other liabilities	891	689
Total liabilities	148,476	157,093

Equity	9,943	9,548

Total liabilities and members' equity	$158,419	$166,641

Statements of Income	Years Ended December 31
	2013	2012
Income:
Interest income	$9,473	$10,050
Other income	143	122
Total income	9,616	10,172

Interest expense:
Borrowings from financial institutions	2,572	2,715
Notes payable	2,030	2,420
Total interest expense	4,602	5,135

Provision (credit) for loan losses	9	(9)

Other operating expenses	3,822	4,043

Income before provision for income taxes	1,183	1,003

Provision for income taxes and state fees	14	15

	1,169	988

Equity in undistributed net loss of subsidiaries	(577)	(571)

Net income	592	417

Statements of Cash Flows	Years Ended December 31
	2013	2012
Cash Flows from Operating Activities
Net income	$592	$417
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net loss of subsidiaries	577	571
Depreciation	100	126
Provision (credit) for loan losses	9	(9)
Provision for foreclosed asset losses	13	136
Amortization of deferred loan fees	(300)	(131)
Amortization of debt issuance costs	160	167
Accretion of allowance for loan losses on restructured loans	(82)	(66)

Accretion of loan discount	(14)	(6)
Gain on sale of loans	(54)	--
Changes in:
Accrued interest receivable	65	53
Other assets	(630)	(935)
Other liabilities and accrued interest payable	209	217

Net cash provided by operating activities	645	540

Cash Flows from Investing Activities
Loan purchases	(899)	(12,397)
Loan originations	(32,141)	(9,795)
Loan sales	14,171	2,425
Loan principal collections, net	22,984	31,230
Foreclosed asset sales	1,828	--
Purchase of property and equipment	(5)	(33)

Net cash provided by investing activities	5,938	11,430

Cash Flows from Financing Activities
Net change in borrowings from financial institutions	(3,929)	(6,447)
Net changes in notes payable	(4,897)	(6,467)
Debt issuance costs	(96)	(158)
Dividends paid on preferred units	(197)	(346)

Cash used by financing activities	(9,119)	(13,418)

Net increase (decrease) in cash	(2,536)	(1,448)

Cash at beginning of period	9,587	11,035

Cash at end of period	$7,051	$9,587

Supplemental disclosures of cash flow information
Interest paid	$4,864	$5,143
Income taxes paid	$14	$15
Non-cash Activities
Transfer of loans to foreclosed assets	$4,384	$1,676
Loans made to facilitate the sale of foreclosed assets	$1,000	$--

Note 16.Subsequent Event

On January 31, 2014, the Company entered into a Deed in Lieu of Foreclosure Agreement with one of its borrowers and received the real estate property securing one impaired loans.  The loan had a carrying value of $1.2 million, net of discounts and specific reserves totaling $13 thousand, at December 31, 2013 and January 31, 2014, as no additional reserves were required in the valuation allowance through the date of acquisition of the real property. The reserve on this loan was charged off at acquisition and the property was recorded in foreclosed assets at $1.2 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2013 covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2013. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control‑Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2013, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers/Executive Officers
Mark G. Holbrook	63	Chairman of the Board, Manager
Van C. Elliott	76	Secretary, Manager
James H. Overholt	66	Interim Chief Executive Officer and President
Susan B. Reilly	57	Senior Vice President and Chief Financial Officer
Robert Schepman	74	Vice President, Lender Relations
Harold D. Woodall	67	Senior Vice President and Chief Credit Officer
Joseph W. Turner, Jr.	46	Chief Executive Officer and President, Ministry Partners Securities
Arthur G. Black	75	Manager
Juli Anne S. Callis	61	Manager
Jerrod Foresman	46	Manager
Jeffrey T. Lauridsen	64	Manager
R. Michael Lee	55	Manager
Randolph P. Shepard	57	Manager

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

VAN C. ELLIOTT has served as a member of our Board since 1991 as Secretary of Company. Mr Elliott served as our Interim Manager-in-Charge from September 19, 2013 through November 15, 2013 when Mr. Overholt assumed his duties as Interim CEO and President.  Mr. Elliott also has served as a director for ECCU from April 1991 until the present (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing financial and fund raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry.  Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration.  He has completed post-graduate instruction at the College for Financial Planning.  Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.®   Mr. Elliott brings to our Board his extensive experience as a credit union board member, and intimate knowledge of church and ministry financial operations.  He serves on our Executive Committee and on our Audit Committee.

JAMES H. OVERHOLT was appointed as our interim Chief Executive Officer in November 2013.  Mr. Overholt has over 30 years of experience serving as a senior executive officer in the insurance, investment banking, brokerage and financial services industry. Mr. Overholt began his career at Harris Bank, a Chicago based bank that merged with and into the Bank of Montreal. During his 18 year term with Harris Bank, Mr. Overholt supervised and managed the bank’s underwriting, its investment banking division, primary securities dealer and discount brokerage operations. After Harris Bank’s merger with the Bank of Montreal, Mr. Overholt continued to serve in Chief Executive positions at major firms such as Wachovia Securities and Great Western Financial.  At Great Western, he was appointed to head their nationally ranked Securities Company, and later named to the additional posts of Chief Executive of their Insurance Company and Chief Executive of their Capital Management Company.  From 2006 through 2010, Mr. Overholt also served as Chief Operating Officer, then later President and Chief Executive Officer, at Strongtower Financial, a Fresno, California based broker dealer and investment advisory subsidiary of the California Baptist Foundation that specialized in providing direct lending and other financing solutions for churches and ministries.

SUSAN B. REILLY was appointed as our Vice President of Finance and Principal Accounting Officer in December 2007 and was appointed to serve as our Senior Vice President and Chief Financial Officer on August 18, 2011. Prior to joining us, Ms. Reilly served as Controller for Pacific Rim Capital, a private equity investment firm. Before joining that firm in 2007, she was Senior Vice President and Treasurer for East West Bank. Prior to joining East West Bank in 2004, Ms. Reilly served as Treasurer for Catalina Restaurant Group. Before joining that company in 2003, she worked for Parson Consulting Group. Ms. Reilly holds a Bachelor of Science Degree from the University of California Riverside. She completed post-graduate work at California State Fullerton and attended the University of Southern California - Marshall School of Business - East West Bank Leadership Program.  In addition to holding a California life and disability insurance license, Ms. Reilly holds her Series 7 and Series 27 securities licenses.

ROBERT SCHEPMAN has served as our Vice President for Lender Relations since August of 2010.  Mr. Schepman has originated church mortgages for twenty years, beginning with Christian Mutual Life in 1987 and served as a Ministry Development Officer for ECCU for 17 years until his retirement in 2009. From 1981 to 1987, Mr. Schepman originated commercial loans and commercial real estate syndications as a partner in Commercial Capital Resources. Prior to that time, Mr. Schepman owned and operated a commercial metal fabrications business for nine years and enjoyed earlier successes as a securities broker and in various other product sales capacities. Mr. Schepman earned his Bachelor of Business Administration degree from Woodbury University, Los Angeles, in 1960.  He has held the California Real Estate Broker license since 1990.

HAROLD D. WOODALL has served as our Vice President for Lending since May 2007 and was appointed Senior Vice President and Chief Credit Officer on August 18, 2011. His responsibilities include the general management of development, underwriting and processing of loan origination and management of our mortgage investment portfolio. Mr. Woodall previously served as Vice President for Lending Services at the California Baptist Foundation from 1996 to 2006, where he was responsible for general management of a $130 million loan fund, including origination of over $500 million in church and ministry loans during that period.  His previous experience also includes commercial lending, medical equipment manufacturing, real estate sales, oil and gas production and agribusiness consulting. Mr. Woodall is a graduate of Oklahoma State University in Stillwater Oklahoma with a B.S. in Agricultural Economics.

JOSEPH W. TURNER, JR. was appointed to serve as our Director of Investor Relations in August 2011.  In February 2013, Mr. Turner was appointed to serve as Senior Vice President, Private Client Group for MP Securities.  In October 2013, Mr. Turner was appointed Interim President and CEO of MP Securities and in February 2014 the Board officially appointed him was appointed to serve as President and Chief Executive Officer of MP Securities.  Prior to joining the Company, Mr. Turner served in various capacities during the period February 2007 through June 2011 as a Regional Vice President, Chief Operating Officer and Chief Executive Officer and President of Strongtower Financial, Inc., a Fresno, California broker-dealer firm that specialized in providing financing assistance to churches and ministries.  From 2005 through 2007, Mr. Turner served as Chief Operating Officer of ARB Advertising, Inc., a Fresno,

California marketing firm.  During the years 1997 through 2005, Mr. Turner served as a Managing Director for Principal Financial Group, in Fresno, California where he recruited, trained, supervised and led a large financial advisory group that specialized in working with business owners to serve their insurance, retirement planning, investments, business and estate planning needs.  Mr. Turner holds a Series 6, 7, 24, 51 and 63 securities licenses as well as a California life and disability insurance license.  Mr. Turner has been actively involved in Kingdom Advisors, a nationwide group of Christian financial advisors and holds a B.S. degree in Business Administration Finance/Economics from California State University in Fresno, California.

ARTHUR G. BLACK has served as a member of our Board since 1997.  He was a member of the Board of Directors for Haven Ministries for ten years beginning in 2002 and Chairman of that board from 2004 until 2012. Mr. Black previously served as Director of Ministry Support for Ambassador Advertising Agency from 1998 to 2007. Prior to joining that firm, he had served as a ministry development officer at ECCU. Mr. Black served as Executive Vice President of Truth For Life from 1994 to 1996. Truth For Life is a nationally-syndicated radio Bible teaching ministry. He held similar positions with the Biola Hour from 1981 to 1991 and Solid Rock Radio from 1991 to 1993 and he served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. Mr. Black has been in Christian ministry management since 1974. Prior to that, he served in various corporate sales and marketing management positions and was for six years owner/President of two consumer product/service companies. He was a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors. Mr. Black has completed the equivalent to two years of business courses towards a degree in business at UCLA.  Mr. Black’s long history of working for and with evangelical ministries provides us with keen insights into the needs and operations of the ministries who are our borrowers and investors.  Mr. Black serves as Chairman of our Investment Committee.

JULI ANNE S. CALLIS has served as a member of our Board since 2007.  She is currently the Chairman of the Board of the George Washington Medical School Institute of Health.  She was formerly the President and Chief Executive Officer of the National Institute of Health Federal Credit Union. Prior to that engagement, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Ms. Callis served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Callis served as the Director of Sales for the US Navy Mid-Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland and Bermuda. Ms. Callis received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D. She currently serves on the Board of Directors for the George Washington Institute of Health and Women in BIO.  She also previously served as Chair for the Executive Committee of the Open Solutions, Inc. Client Association and currently serves as a Trustee of the International Mission board of the Southern Baptist Convention.  Ms. Callis provides our Board with the benefit of her extensive experience in financial institution and credit union operations and technology and especially, her asset-liability management, loan underwriting and credit management expertise.  Ms. Callis serves as our Chair of the Asset-Liability Management Committee and is also a member of our Executive Committee.

JERROD FORESMAN has served as a member of our Board since May 2012.  He was appointed as Corporate Secretary of MP Securities in February 2014.  He is the President, Chief Compliance Officer and Financial Operations Principal of Bankers & Investors Company Inc.,  a Registered Broker/Dealer and Investment Advisor headquartered in Kansas City, KS.  B&I is a non-bank affiliate of Valley View Bancshares, an entity that includes seven local community banks and 48 branches. Mr. Foresman has been serving Missouri and Kansas as a financial advisor since 1989 and has managed and owned financial advisory/marketing firms specializing in working with credit unions and community banks over the last seventeen years. Mr. Foresman attended Missouri State University and is currently studying for additional financial designations from the American College in Bryn Mawr, PA. He has been a member of the National Association of Insurance and Financial Advisors since 1997, a member of Society of Financial Services Professionals since 2000, and is a member of the Kansas City, Kansas Chamber of Commerce. Mr. Foresman holds the FINRA Series 7, 24, 27, 63, 65 and 66 securities licenses as well as life, health, property & casualty insurance licenses.

JEFFREY T. LAURIDSEN has served as a member of our Board since October 2007.  He is an attorney in private practice with the Law Offices of Anh Quoc Duy Nguyen in Garden Grove, California. Before establishing his current practice, Mr. Lauridsen served with several other law firms in the Orange County area as a partner and senior associate. Mr. Lauridsen’s 17 years of law practice have focused on corporate law and encompassed both trial and appellate work in diverse areas of law, including business litigation, construction litigation, general liability, premises liability, products liability, medical malpractice, ERISA, insurance coverage, automobile liability, insurance bad faith, employment and labor law, sexual harassment, sexual molestation and others. Prior to entering into the practice of law, Mr. Lauridsen worked as a claim representative in the insurance industry for 19 years. Mr. Lauridsen received his Associate of Arts degree in Political Science from Fullerton College. He received his Bachelor of Science in Law and Juris Doctorate degrees from California Southern Law School. He has served as Elder at Grace Church in Orange, California for 18 years.  Mr. Lauridsen brings to our Board the perspective of an experienced attorney, as well as intimate knowledge of ministry governance.  Mr. Lauridsen serves on our Investment Committee and Audit Committee.

R. MICHAEL LEE has served as a member of our Board since January 2009. Mr. Lee currently serves as Chief Executive Officer and President for Kane County Teacher’s Credit Union. Previously, Mr. Lee served as President, Member Relations for Alloya Corporate Federal Credit Union, President of the Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency.  In the insurance industry, he spent 15 years in different positions and he managed a national sales force that served the needs of business owners. Mr. Lee currently serves on the boards of Illinois Credit Union Foundation and Illinois Credit Union Executive Society, and has served in the past on the boards of Credit Union Business Group,  Credit Union Foundation of the Dakotas, and DuPage Credit Union. He attended Southern Illinois University, CUNA’s Financial Management School

and completed numerous industries training sessions throughout his career. Mr. Lee adds special expertise to our Board with his years of experience as an executive of a number of large financial institutions and his deep knowledge of the credit union and financial industries. Mr. Lee currently serves as Vice Chairman of the Board, member of our Executive Committee, Governance Committee, Asset-Liability Management Committee and serves as the Chairman of the Board for Ministry Partners Securities, LLC.

RANDOLPH (RANDY) P. SHEPARD has served as a member of our Board since January 2009. Mr. Shepard is currently the Senior Vice President/Investments and Subsidiary Companies of Western Federal Credit Union. Prior to assuming this position in 2003, Mr. Shepard was the Vice President and Chief Financial Officer of Western Federal Credit Union. He attended the University of Redlands and has a certificate of Executive Management from Claremont Graduate School.  Mr. Shepard brings to our Board his long experience as both a Chief Financial Officer and a Chief Investment Officer of a large financial institution, providing deep knowledge of accounting, finance and credit management.  Mr. Shepard serves as the Chairman of our Audit Committee and qualifies as a financial expert as defined in Item 401(e) of Regulation S-K.

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

The Board has established the following committees to help oversee various aspects of our business:

•

Our Executive Committee is charged with responsibility for determining the Chief Executive Officer and President’s compensation and undertaking other matters of an executive and strategic oversight nature;

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

The Board is actively involved in and regularly meets with members of our senior management to discuss capital adequacy, use of leverage, asset liability management, strategic planning and liquidity issues we face.  Our Asset Liability Committee regularly meets with the objective of performing oversight of interest rate risk, future net interest income and expense, capital and liquidity forecasts and review of trends impacting our balance sheet.

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

Audit Committee

In May 2005, our Board established a standing audit committee. For the year ended December 31, 2013, the Audit Committee was comprised of three members, including Randolph P. Shepard, Van Elliott and Jeffrey T. Lauridsen.  Mr. Randolph P. Shepard serves as Chairman of the Committee and is an independent manager as defined in our Related Party Transaction Policy.

Our Board has adopted a formal charter for our Audit Committee.  Under this charter, the Audit Committee oversees our accounting policies and practices, financial reporting procedures and audits of our financial statements.

Audit Committee Financial Expert

The Board has determined that Mr. Shepard is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2013 and 2012 by our senior executive officers.  Mr. Dodson, our former Chief Executive Officer and President, resigned his positions as President and Chief Executive Officer of the Company and its subsidiaries on October 2, 2013.  With Mr. Dodson’s departure, Van Elliott was appointed by the Board to serve as Manager-in-Charge until a new Chief Executive Officer was appointed.  On November 7, James Overholt was appointed as Interim Chief Executive Officer.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year Ended	Salary	Bonus	All Other Compensation
Mark Holbrook	2013	$--	$--	$8,100	(1)
Chairman of the Board of Managers	2012	--	--	--
Billy Dodson	2013	152,907	--	232,170	(5)
President and Chief Executive Officer	2012	190,049	30,000	42,599	(3)
James Overholt	2013	--	--	28,462	(6)
Interim Chief Executive Officer	2012	--	--	--
Susan Reilly	2013	149,673	41,000	22,742	(4)
Senior Vice President and Chief Financial Officer	2012	147,378	17,517	22,641	(3)
Harold Woodall	2013	142,295	51,142	28,489	(4)
Senior Vice President and Chief Credit Officer	2012	144,757	16,653	28,037	(3)
Van Elliott	2013	--	--	34,725	(7)
Secretary and Manager	2012	--	--	--
Juli Anne Callis	2013	--	--	6,800	(2)
Manager	2012	--	--	--
Michael Lee	2013	--	--	6,750	(2)
Manager	2012	--	--	--
Arthur Black	2013	--	--	6,600	(2)
Manager	2012	--	--	--
Randolph Shepard	2013	--	--	6,250	(8)
Manager	2012	--	--	--
Jeffrey Lauridsen	2013	--	--	5,700	(2)
Manager	2012	--	--	--
Jerrod Foresman	2013	--	--	5,600	(2)
Manager	2012	--	--	--

 (1) Mr. Holbrook is a full-time employee of ECCU. During his tenure on the Board, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer or member of our Board.  We accrued $8,100 for his service as Chairman of the Board and as a Board member during 2013.

(2) We accrued amounts for each Manager for their service on the Board, attendance at meetings, and chairing Board Committees during 2013.

(3) We contributed an aggregate amount of $42,599 for Mr. Dodson's 401(k) retirement plan, long-term retirement, medical benefits and life and disability insurance for 2012.   We also contributed an aggregate amount of $22,641 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2012.  We contributed an aggregate amount of $28,037 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance in 2013.

(4) We contributed an aggregate amount of $22,742 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2013.  We contributed an aggregate amount of $28,849 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2013.

(5) We contributed an aggregate amount of $35,815 for Mr. Dodson’s 401(k) retirement plan, medical benefits and life and disability insurance for 2014.  We also accrued $196,355 as part of a severance compensation arrangement granted to Mr. Dodson after he resigned.

(6) We have paid or accrued a total of $28,462 for Mr. Overholt pursuant to an Interim CEO Agreement for services rendered in 2013.

(7) In addition to the amounts accrued for Mr. Elliott’s service on the Board, we also paid him an additional $27,875 for his service as our Manager-in-Charge during the period between Mr. Dodson’s resignation and Mr. Overholt’s appointment as interim Chief Executive Officer.

(8) This amount represents the accrued compensation for Mr. Shepard, however, in March 2014 he elected not to receive this compensation.  The accrual was adjusted in March 2014 to reflect this election.

No options, warrants or other rights to purchase our equity securities have been issued to our officers.

At its February 2014 Board meeting, the Board approved the payment of compensation grants to Managers of the Board effective as of January 1, 2013.  No compensation was paid to Board Managers in 2013, but were accrued as other liabilities in our financial statements to be paid out in 2014.  Under the grants approved by the Board, each Manager will receive a cash grant of $4,000 for serving on the Board, and will receive additional amounts for attendance at each Board meeting and for serving as a Chairperson of one of our Board Committees.  Each Manager is also entitled to be reimbursed for expenses incurred in performing duties on our behalf.  For 2013, we accrued $52 thousand in compensation awards for our Managers.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information available to us, as of December 31, 2013, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

(1)
Name	Beneficial Ownership	Percentage Owned(1)
Mark G. Holbrook 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Van C. Elliott 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Arthur G. Black 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Juli Anne S. Callis 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Jeffrey T. Lauridsen 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Randolph P. Shepard 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
R. Michael Lee 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Jerrod L. Foresman 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
All officers and members of the Board as a group	--	--%

Other 5% or greater beneficial owners (seven):

Name	Beneficial Ownership	Percentage Owned(1)
Evangelical Christian Credit Union	62,000	42.31%
Financial Partners Credit Union	12,000	8.19%
Navy Federal Credit Union	11,905	8.13%
Western Federal Credit Union	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%

(1)Based on 146,522 Class A Units outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ECCU continues to service most of our mortgage loans that it sells to us under a servicing agreement.  Per this agreement, a servicing fee of 50 to 65 basis points is deducted from the interest payments we receive on the wholly-owned loans that ECCU services for us.  In lieu of a servicing fee, the loan participations we purchase from ECCU generally have pass-through rates which are up to 100 basis points lower than the loan contractual rate. We negotiate the pass-through interest rates with ECCU on a loan by loan basis.  At December 31, 2013, our investment in wholly-owned loans serviced by ECCU totaled $8.2 million, while our investment in loan participations serviced by ECCU totaled $24.9 million.  From time to time, we pay fees for additional services ECCU provides for servicing our loans.  These fees amounted to less than $1 thousand during the years ended December 31, 2013 and 2012, respectively.

From time to time, we purchase participation interests in mortgage loans from ECCU, our largest equity owner.  During the year ended December 31, 2013, we purchased $1.1 million of loans from ECCU.  We purchased $3.3 million in loans from ECCU during the year ended December 31, 2012.  We recognized interest income on loans purchased from ECCU of $2.4 million and $4.5 during the years ended December 31, 2013 and 2012, respectively.  Currently, ECCU services 26 of the 138 mortgage loans we own pursuant to the terms of a servicing agreement.

From time to time, ECCU has repurchased mortgage loans from us as part of our liquidity management practices. Although ECCU has accommodated us in responding to such repurchase requests, ECCU is under no contractual obligation to do so.  In addition, federal credit union regulations require that a borrower must be a member of a participating credit union in order for a loan participation to be an eligible investment for a federal chartered credit union. ECCU has from time to time repurchased from us fractional participations in our loan investments which

ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Administration rules when we were selling participations in those loans to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under our Related Party Transaction Policy that has been adopted by our Board.  We sold $4.3 million in loans to ECCU during the year ended December 31, 2013.

We maintain most of our cash balances with ECCU, our largest equity holder.  Total funds held with ECCU at December 31, 2013 and 2012 were $7.0 million, and $9.5 million, respectively.  We earned interest on these cash balances for the years ended December 31, 2013 and 2012 in the amount of $83.2 thousand, and $136.6 thousand, respectively.

Pursuant to an administrative services agreement, we purchase certain professional services from ECCU and we rent our administrative offices from ECCU pursuant to an office lease entered into on November 4, 2008.  We paid ECCU $125.7 thousand and $118.2 thousand for the years ended December 31, 2013 and 2012, respectively, for these services and facilities.  We negotiated these charges and terms of the office lease with ECCU based upon the fair market value of such services and rental rates for comparable office space in Brea, California.

Other Related Party Transactions.

From time to time, our Board and members of our executive management team have purchased investor notes from us.  One of our Board members, Mr. Art Black, is the beneficial owner of a living trust that holds $224,276 of our Class A Notes.  Another of our Board members, Mr. Van Elliott, holds $86,595 of our Class A Notes.

On August 15, 2013, we sold a  $5.0 million in loan participation interest to Western Federal Credit Union, one of our equity owners.  We charge 50 basis points to service the loan for Western Federal Credit Union.

We have entered into a selling agreement with our wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will sell our Subordinated Capital Notes and our International Notes.  The sales commissions and cost reimbursements paid to any broker-dealer firms that are engaged to assist in the distribution of such certificates will not exceed 3% of the amount of certificates sold.  MP Securities earned $26 thousand on sales of Series 1 Subordinated Capital Notes and $305 on sales of our 2013 International Notes.  We have also entered into a selling agreement with MP Securities pursuant to which MP Securities will act as selling agent in distributing our Class A Notes.  Under the terms of the Class A Notes Offering, MP Securities will receive a selling concession for acting as a participating broker ranging from 1.25% to 5 % on the sale of a fixed series note, 5% on the sale of a flex series note and an amount equal to .25% per annum on the average note balance for a variable series note.  Effective as of January 31, 2014, MP Securities became the managing broker of the Class A Note offering and will receive an additional 0.5% on all new note sales as well as 0.25% on note sales made to a repeat purchaser.  No concessions are paid on any accrued interest that is added to the principal of a Class A Note pursuant to an interest deferral election made by the investor.  For the year ended December 31, 2013, MP Securities earned $124 thousand in sales concessions on the sale of our

Class A Notes.  In addition, we have signed an Administrative Services Agreement with MP Securites which stipulates that we will provide certain services to the MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  The total expenses charged to MP Securities for these services were $491 thousand and $368 thousand for the years ended December 31, 2013 and 2012, respectively.

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Before our principal accountant is engaged by us to render audit or non-audit services, where required by the rules and regulations promulgated by the Securities and Exchange Commission, such engagement is approved by our Audit Committee.

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2013	2012

Audit and audit-related fees	$109,500	$128,400
Tax Fees	12,500	12,000
All other fees	3,975	13,610
Total	$125,975	$154,010

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining our auditors’ independence and determined that such services are appropriate.

Item 15.  EXHIBITS

Exhibit No.	Description
3.1	Articles of Organization - Conversion of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.2	Operating Agreement of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.3	Plan of Conversion of Ministry Partners Investment Corporation, dated September 18, 2008 (1)
3.4	Series A Preferred Unit Certificate of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (1)
3.5	First Amendment to the Operating Agreement of Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
3.6	Amended and Restated Certificate of Designation of the Powers, Designations, Preferences and Rights of Series A Preferred Units, effective as of May 23, 2013 (3)
10.1	$10 Million Committed Line of Credit Facility and Security Agreement, dated October 8, 2007 (4)
10.2	$50 Million CUSO Committed Line of Credit Facility and Security Agreement, dated October 8, 2007 (4)
10.3

Loan and Security Agreement dated November 4, 2011, by and between Ministry Partners Investment Company, LLC and The National Credit Union Administration Board as Liquidating Agent of Western Corporate Federal Credit Union (5)

10.4

Loan and Security Agreement dated November 4, 2011, by and between Ministry Partners Investment Company, LLC and The National Credit Union Administration Board as Liquidating Agent of Members United Corporate Federal Credit Union (5)

10.5	Loan Purchase Agreement, dated December 28, 2011, by and among Ministry Partners Investment Company, LLC, Ministry Partners Funding, LLC and Evangelical Christian Credit Union (5) (**)
10.6	CUSO Line of Credit Facility Note and Security Agreement, dated May 14, 2008, executed by Ministry Partners Investment Corporation in favor of Members United Corporate Federal Credit Union (6)
10.7	Office Lease, dated November 4, 2008, by and between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (6)
10.8	Equipment Lease, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (6)
10.9	Professional Services Agreement, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (6)

10.10	Form of Individual Manager Indemnification Agreement (7)
10.27	Confidential Severance and Release Agreement by and between Ministry Partners Investment Company LLC and Billy M. Dodson, effective November 8, 2013 (8)
10.28	Interim CEO Employment Agreement by and between Ministry Partners Investment Company LLC and James. H. Overholt, effective November 12, 2013 (9)
10.29	Amendment No. 1 to Managing Placement Agent Agreement dated January 30, 2014, by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC (10)
14.1	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.ins	XBRL Taxonomy Extension Definition Linkbase Document ***
101.sch	XBRL Taxonomy Extension Schema Document ***
101.def	XBRL Taxonomy Extension Definition Linkbase Document ***
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.lab	XBRL Taxonomy Extension Label Linkbase Document ***
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document ***

 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010. (*)
(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 23, 2013
(4)	Incorporated by reference to the Report on Form 8-K filed by the Company on October 15, 2007, as amended.

(5)	Incorporated by reference to the Report on Form 10-K/A filed by the Company on April 3, 2012.
(6)	Incorporated by reference to the Report on Form 10-K filed by the Company on April 14, 2009.
(7)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Company on June 24, 2011.
(8)	Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed by the Company on November 14, 2013
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 7, 2014
(10)	Incorporated by reference to the Post-Effective Amendment No. 2 to Form S-1 filed by the Company on January 30, 2014
*	Filed herewith.
**	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.
***	Furnished, not filed, herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT

COMPANY, LLC

Dated:  March 28, 2014By: /s/ James H. Overholt

  James H. Overholt

  Interim Chief Executive Officer

  (Principal Executive Officer)

Dated:  March 28, 2014By: /s/ Susan B. Reilly

  Susan B. Reilly,

  Senior Vice President and Chief Financial Officer

  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ James H. Overholt

Interim Chief Executive Officer (Principal Executive Officer)

Date:  March 28, 2014

/s/ Susan B. Reilly

Senior Vice President and Chief Financial Officer

(Principal Accounting Officer)

Date:  March 28, 2014

/s/ Mark G. Holbrook

Chairman, Board of Managers,

Date:  March 28, 2014

/s/ Van C. Elliott

Secretary, Manager

Date:  March 28, 2014

/s/ Arthur G. Black

Manager

Date:  March 28, 2014

/s/ Juli Anne S. Callis

Manager

Date:  March 28, 2014

/s/ Jeffrey T. Lauridsen

Manager

Date:  March 28, 2014

/s/ R. Michael Lee

Manager

Date:  March 28, 2014

/s/ Randolph P. Shepard

Manager

Date:  March 28, 2014

/s/ Jerrod L.Foresman

Manager

Date:  March 28, 2014