Form 10-Q
period 2014-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2014-05-15
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

At March 31, 2014, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND DECEMBER 31, 2013

 (Dollars in Thousands Except Unit Data)

	2014	2013
	(Unaudited)	(Audited)
Assets:
Cash	$3,683	$7,483
Loans receivable, net of allowance for loan losses of $2,721 and $2,856 as of March 31, 2014 and December 31, 2013, respectively	145,295	146,519
Accrued interest receivable	604	607
Property and equipment, net	110	120
Debt issuance costs, net	10	31
Foreclosed assets, net	4,478	3,308
Other assets	534	347
Total assets	$154,714	$158,415
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$99,015	$99,904
Notes payable	45,088	47,667
Accrued interest payable	27	14
Other liabilities	526	887
Total liabilities	144,656	148,472
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2014 and December 31, 2013 (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2014 and December 31, 2013	1,509	1,509
Accumulated deficit	(3,166)	(3,281)
Total members' equity	10,058	9,943
Total liabilities and members' equity	$154,714	$158,415

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Thousands)

	Three months ended
	March 31,

	2014	2013
Interest income:
Interest on loans	$2,295	$2,369
Interest on interest-bearing accounts	13	24
Total interest income	2,308	2,393
Interest expense:
Borrowings from financial institutions	620	645
Notes payable	464	532
Total interest expense	1,084	1,177
Net interest income	1,224	1,216
Provision for loan losses	4	8
Net interest income after provision for loan losses	1,220	1,208
Non-interest income	46	20
Non-interest expenses:
Salaries and benefits	548	571
Marketing and promotion	21	21
Office operations	315	308
Foreclosed assets, net	34	(4)
Legal and accounting	191	185
Total non-interest expenses	1,109	1,081
Income before provision for income taxes	157	147
Provision for income taxes	4	4
Net income	$153	$143

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in Thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153	$143
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	13	32
Amortization of deferred loan fees	(53)	(35)
Amortization of debt issuance costs	26	41
Provision for loan losses	4	8
Accretion of allowance for loan losses on restructured loans	(20)	(23)
Accretion of loan discount	(5)	(1)
Changes in:
Accrued interest receivable	3	16
Other assets	(187)	(151)
Other liabilities and accrued interest payable	(348)	(80)
Net cash used in operating activities	(414)	(50)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	--	(875)
Loan originations	(3,218)	(2,665)
Loan sales	541	--
Loan principal collections	2,806	6,623
Purchase of property and equipment	(3)	--
Net cash provided by investing activities	126	3,083
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(889)	(1,176)
Net changes in notes payable	(2,579)	(2,037)
Debt issuance costs	(5)	(22)
Dividends paid on preferred units	(39)	(84)
Net cash used by financing activities	(3,512)	(3,319)
Net decrease in cash	(3,800)	(286)
Cash at beginning of period	7,483	10,068
Cash at end of period	$3,683	$9,782
Supplemental disclosures of cash flow information
Interest paid	$1,071	$1,163
Income taxes paid	$--	$--
Transfer of loans to foreclosed assets	$1,170	$1,465

 The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2013 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the results for the full year.

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

On November 13, 2009, the Company formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty will provide loan brokerage and other real estate services to churches and ministries in connection with the Company’s mortgage financing activities. On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker. MP Realty did not provide any services in 2014 or 2013.

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

In March 2013, MP Securities began selling the Company’s Series 1 Subordinated Capital Notes and 2013 International Notes. Also in March 2013, MP Securities received a license from the California Department of Insurance to act as a Resident Insurance Producer d/b/a Ministry Partners Insurance Agency.  On July 11, 2013, MP Securities executed a new membership agreement with FINRA which authorized it to act on a fully disclosed basis with a clearing firm to expand its brokerage activities. In addition, on July 11, 2013, the State of California granted its approval for MP Securities to provide registered investment advisory services. Finally, on September 26, 2013, MP Securities entered into a clearing firm agreement with Royal Bank of Canada Dain Rauscher (RBC Dain), thereby enabling MP Securities to open brokerage accounts for its customers. MP Securities can now offer a broad scope of investment products that will enable it to better serve the Company’s clients and customers.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of March 31, 2014 and December 31, 2013.  We maintain cash that may exceed insured limits.  We do not expect to incur losses in our cash accounts.

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

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  In establishing the allowance for loan losses, management considers significant factors that affect the collectability of the Company’s loan portfolio. While historical loss experience provides a reasonable starting point for the analysis, such experience by itself does not form a sufficient basis to determine the appropriate level of the allowance for loan losses. Management also considers qualitative (or environmental) factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience, including:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection;
•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•	Changes in the value of underlying collateral for collateral-dependent loans; and
•	The effect of credit concentrations.

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

MP Realty has federal and state net operating loss carryforwards of approximately $286,000 and $283,000, respectively which begin to expire in 2030. Due to the uncertainty of future taxable income, no deferred tax asset was recognized at December 31, 2013 and at December 31, 2012.

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

Tax years ended December 31, 2011 through December 31, 2013 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2009 through December 31, 2012 remain subject to examination by the California Franchise Tax Board.

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

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $1.4 million and $7.0 million at March 31, 2014 and December 31, 2013, respectively. Interest earned on funds held with ECCU totaled $12.2 thousand and $24.2 thousand for the three months ended March 31, 2014 and 2013, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $28.1 thousand and $31.8 thousand for the three months ended March 31, 2014 and 2013, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we purchase mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the three month period ended March 31, 2013, we purchased $875 thousand of loans from

ECCU.  We did not purchase any loans from ECCU during the three months ended March 31, 2014.  With regard to loans purchased from ECCU, we recognized $414.6 thousand and $878.4 thousand of interest income during the three months ended March 31, 2014 and 2013, respectively.  This income has decreased as the balance of loans in our portfolio purchased from ECCU decreased from $60.9 million at March 31, 2013 to $32.2 million at March 31, 2014.  ECCU currently acts as the servicer for 24 of the 139 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement we entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on wholly-owned loans ECCU services on its behalf.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At March 31, 2014, the Company’s investment in wholly-owned loans serviced by ECCU totaled $8.1 million, while the Company’s investment in loan participations serviced by ECCU totaled $24.1 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  We paid fewer than one thousand dollars of such fees during the three months ended March 31, 2014 and 2013.

ECCU has, from time to time, purchased or repurchased loans from the Company.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  The company sold $541.0 thousand in whole loans to ECCU during the three months ended March 31, 2014.  No gain or loss was recognized on this transaction.  No whole loans or loan participations were sold to ECCU during the three months ended March 31, 2013.

Other Related Party Transactions

From time to time, our Board and members of our executive management team have purchased investor notes from us. Investor notes payable to related parties total $311.4 thousand at March 31, 2014 and December 31, 2013, respectively.

On August 14th, 2013, the Company entered into a Loan Participation Agreement with Western Federal Credit Union (“WFCU”).  WFCU is an owner of both the Company’s Class A Common Units and Series A Preferred Units.  Under this agreement, we sold WFCU a $5.0 million loan participation interest in one of our mortgage loan interests.  As part of this agreement, we retained the right to service the loan, and we charge WFCU 50 basis points in servicing fees.

We have also entered into a selling agreement with our wholly-owned subsidiary, MP Securities, pursuant to which MP Securities acts as a selling agent for our Class A Notes offering pursuant to a Registration Statement which was declared effective by the SEC on October 11, 2012.  Our affiliate, MP Securities, serves as the primary selling agent for the Class A Notes offering.  Each participating broker in the Class A Notes offering, including MP Securities, will be entitled to receive commissions ranging from .5%, plus an amount equal to .25% per annum on the average note balance for a Variable Series Note, to 5% per sale for a Flex Series or 60 month Fixed Series Note depending on whether it sells a Fixed Series, Variable Series or Flex Series note and the term of the respective note sold (12 months to 84 months).  The gross commissions payable to the managing broker and share of commissions payable to MP Securities as a participating broker in the offering will be reduced by 0.25% of the total amount of Class A Notes sold in the offering to a repeat investor who is then, or has been within the immediately preceding thirty (30) days, a noteholder.  On January 31, 2014, we entered into an agreement with MP Securities pursuant to which MP Securities acts as managing broker of the Class A Notes offering.

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

To assist in evaluating any related transactions we may enter into with a related party, our Board has adopted a Related Party Transaction Policy. Under this policy, a majority of the members of our Board and majority of our independent Board members must approve a material transaction that we enter into with a related party.  As a result, all transactions that we undertake with an affiliate or related party are on terms believed by our management to be no less favorable than are available from unaffiliated third parties and are approved by a majority of our independent Board members.

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2024. Loans yielded a weighted average of 6.33% as of March 31, 2014 and December 31, 2013.  A summary of loans as of March 31, 2014 and December 31, 2013 is as follows:

	March 31	December 31
	2014	2013

Loans to evangelical churches and related organizations:
Real estate secured	$149,227	$150,579
Unsecured	102	109

Total loans	149,329	150,688

Deferred loan fees, net	(575)	(570)
Loan discounts	(738)	(743)
Allowance for loan losses	(2,721)	(2,856)

Loans, net	$145,295	$146,519

Allowance for Loan Losses

The Company has established an allowance for loan losses of $2.7 million as of March 31, 2014 and $2.9 million as of December 31, 2013 for loans held in the Company’s mortgage portfolio. For the three month period ended March 31, 2014, we recorded total charge-offs of $119 thousand on three of our mortgage loan investments, as compared to $1.1 million for the year ended December 31, 2013. Management believes that the allowance for loan losses as of March 31, 2014 and December 31, 2013 is appropriate.

Changes in the allowance for loan losses for the three months period ended March 31, 2014 and the year ended December 31, 2013 are as follows (dollars in thousands):

	Three months ended	Year Ended
	March 31, 2014	December 31, 2013

Balance, beginning of period	$2,856	$4,005
Provisions for loan loss	4	9
Chargeoffs	(119)	(1,076)
Accretion of allowance related to restructured loans	(20)	(82)
Balance, end of period	$2,721	$2,856

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary or the recorded balance of our nonperforming loans (dollars in thousands) as of March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31	December 31	March 31
	2014	2013	2013

Impaired loans with an allowance for loan loss	$13,365	$14,740	$11,519
Impaired loans without an allowance for loan loss	3,569	4,177	5,433
Total impaired loans	$16,934	$18,917	$16,952

Allowance for loan losses related to impaired loans	$1,973	$2,112	$2,048

Total non-accrual loans	$15,627	$17,609	$16,731

Total loans past due 90 days or more and still accruing	$--	$--	$--

We had ten nonaccrual loans as of March 31, 2014 and eleven nonaccrual loans at December 31, 2013.  As of March 31, 2014, we have completed foreclosure proceedings on three loan participation interests we acquired from ECCU.  From time to time, the Company acquires properties pursuant to deed-in-lieu transactions entered into with a borrower.  As of March 31, 2014, our real estate owned assets include three properties acquired pursuant to Deed in Lieu of Foreclosure Agreements we entered into with three of our borrowers.  In addition, we hold a participation interest in one loan totaling $751 thousand for which ECCU acts as a lead lender and servicer which is involved in litigation relating to a mechanic’s lien claim made by a contractor.  We are continuing to monitor the litigation initiated by ECCU regarding this participation interest and have been advised by our lead lender that it believes it has reasonable grounds to support its claims to priority rights in the collateral and for recoveries, if necessary, against the title company and closing agent for this loan.  We have recorded an allowance of $236 thousand against this loan participation interest.

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	March 31, 2014	December 31, 2013

Loans:
Individually evaluated for impairment	$16,934	$18,917
Collectively evaluated for impairment	$132,395	$131,771
Balance	$149,329	$150,688

Allowance for loan losses:
Individually evaluated for impairment	$1,973	$2,112
Collectively evaluated for impairment	$748	$744
Balance	$2,721	$2,856

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at March 31, 2014 and December 31, 2013, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2014
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$98,553	$2,585	$23,477	$925	$125,540
Watch	7,859	6,292	2,555	--	16,706
Substandard	3,873	--	--	--	3,873
Doubtful	2,262	--	948	--	3,210
Loss	--	--	--	--	--
Total	$112,547	$8,877	$26,980	$925	$149,329

Credit Quality Indicators (by class)
As of December 31, 2013
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$97,629	$2,597	$23,621	$966	$124,813
Watch	4,027	2,930	--	--	6,957
Substandard	9,035	3,438	3,110	--	15,583
Doubtful	2,314	--	1,020	--	3,334
Loss	--	--	--	--	--
Total	$113,006	$8,965	$27,751	$966	$150,688

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at March 31, 2014 and at December 31, 2013 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$3,938	$1,113	$--	$5,051	$107,496	$112,547	$--
Wholly-Owned Junior	--	--	--	--	8,877	8,877	--
Participation First	--	--	3,306	3,306	23,674	26,980	--
Participation Junior	--	--	--	--	925	925	--

Total	$3,938	$1,113	$3,306	$8,357	$140,972	$149,329	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$5,558	$1,241	$1,183	$7,982	$105,024	$113,006	$--
Wholly-Owned Junior	61	--	--	61	8,904	8,965	--
Participation First	19	555	3,372	3,946	23,805	27,751	--
Participation Junior	--	--	--	--	966	966	--

Total	$5,638	$1,796	$4,555	$11,989	$138,699	$150,688	$--

The following tables are summaries of impaired loans by loan class for the three month, three month and twelve month periods ended at March 31, 2014,  March 31, 2013 and December 31, 2013, respectively.  The recorded investment in impaired loans reflects the balances in the financial statements, whereas the unpaid principal balance reflects the balances before discounts and partial chargeoffs (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended March 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$2,985	$3,850	$--	$3,011	$13
Wholly-Owned Junior	211	217	--	211	3
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	6,424	6,946	1,337	6,506	46
Wholly-Owned Junior	3,175	3,220	310	3,175	40
Participation First	3,504	3,680	326	5,359	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$16,299	$17,913	$1,973	$18,262	$102

Impaired Loans (by class)
As of and for the Year Ended December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$3,037	$3,851	$--	$3,133	$67
Wholly-Owned Junior	211	218	--	213	12
Participation First	555	555	--	560	31
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	7,685	8,185	1,349	7,920	269
Wholly-Owned Junior	3,175	3,220	326	3,192	161
Participation First	3,575	3,748	437	6,106	122
Participation Junior	--	--	--	--	--

Total:
Church loans	$18,238	$19,777	$2,112	$21,125	$663

A summary of nonaccrual loans by loan class at March 31, 2014 and December 31, 2013 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of March 31, 2014

Church loans:
Wholly-Owned First	$8,904
Wholly-Owned Junior	3,220
Participation First	3,504
Participation Junior	--

Total	$15,627

Loans on Nonaccrual Status (by class)
As of December 31, 2013

Church loans:
Wholly-Owned First	$10,260
Wholly-Owned Junior	3,220
Participation First	4,129
Participation Junior	--

Total	$17,609

We did not restructure any loans during the three months ended March 31, 2014.  The following are summaries of troubled debt restructurings by loan class that were modified during the period ended March 31, 2013 (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended March 31, 2013

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$875	$876	$876
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	1	$875	$876	$876

For the one loan we restructured during the three months ended March 31, 2013,  we added the amount of unpaid accrued interest at the time the loan was restructured to the principal balance of the restructured loan.  The amount of interest added to the principal balance of the loan was also recorded as a loan discount, and thus did not increase our net loan balance. For the loan we restructured during the three month period ended March 31, 2013, the interest rate was lowered as the borrower involved in the troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.

There were no loans restructured during the three month periods ended March 31, 2014 and 2013 that subsequently defaulted during the period.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of March 31, 2014, no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.

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

The Company’s foreclosed assets at March 31, 2014 consists of seven properties with a total carrying value of $4.5 million.  One property was acquired during 2011 in satisfaction of a secured loan.  The property had a carrying value of $1.4 million at March 31, 2014 and no valuation allowance has been required for this property.  An additional property  was acquired in February 2012 in partial satisfaction of a secured loan.  The property had a carrying value of $205.2 thousand at March 31, 2014 which includes a $13.0 thousand valuation allowance.  Four properties were acquired in August 2013 in partial satisfaction of a secured loan.  The properties had a carrying value of $1.7 million at March 31, 2014 and no valuation allowance has been required for these properties.  Finally, one property was acquired in January 2014 as the result of a deed-in-lieu of foreclosure agreement reached with the borrower.  This property has a carrying value of $1.2 million at March 31, 2014.

The Company held $4.5 million and $3.3 million of foreclosed assets at March 31, 2014 and December 31, 2013, respectively.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands)

	Allowance for Losses on Foreclosed Assets for the periods ended March 31 and December 31,
	2014	2013
Balance, beginning of period	$13	$136
Provision for losses	--	13
Charge-offs	--	--
Recoveries	--	(136)
Balance, end of period	$13	$13

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended March 31,
	2014	2013
Net loss (gain) on sale of real estate	$--	$--
Provision for losses	--	--
Operating expenses, net of rental income	34	(4)
Net expense (income)	$34	$(4)

5.  Loan Participation Sales

During the year ended December 31, 2013, the Company sold participations in four church loans totaling $9.9 million while retaining servicing responsibilities on the loans.  As a result of these sales, we recorded servicing assets totaling $66 thousand.  Servicing assets are amortized using the interest method as an adjustment to interest income.  Amortization totaled $18.0 thousand for the three months ended March 31, 2014.  We did not sell participations in any loans during the three months ended March 31, 2014.

A summary of servicing assets for the three months ended March 31, 2014 and the year ended December 31, 2013 is as follows (dollars in thousands):

	2014	2013
Balance, beginning of period	$153	$113
Additions:
Servicing obligations from sale of loan participations	--	66
Subtractions:
Amortization	8	26
Balance, end of period	$145	$153

6.  Line of Credit and Other Borrowings

Members United Facilities

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $77.7 million and $78.4 million at March 31, 2014 and December 31, 2013, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of March 31, 2014 and December 31, 2013, the collateral securing the MU Credit Facility had an aggregate principal balance of   $99.8 million and $101.5 million, respectively, which satisfies the minimum collateralization ratio for this facility.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of March 31, 2014 and December 31, 2013, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of March 31, 2014 and December 31, 2013,  $21.3 and $21.5 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of March 31, 2014 and December 31, 2013, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $33.3 million and $32.3 million, respectively, which satisfies the minimum collateralization ratio for this facility.  As of March 31, 2014 and December 31, 2013, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of our bank borrowings during the twelve month periods ending March 31 are as follows (dollars in thousands):

2015	$3,503
2016	3,608
2017	3,706
2018	3,801
2019	84,397
$99,015

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

The Alpha Class Notes contain covenants pertaining to limitations on restricted payment, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  The Alpha Class Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Loan and Standby Trust Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Loan and Standby Trust Agreement, and subject to certain exceptions enumerated therein, may not exceed $10.0 million outstanding at any time while any Alpha Class Note is outstanding.  The Company was in compliance with these covenants as of March 31, 2014.  At March 31, 2014 and December 31, 2013,  a total of $86 thousand and $159 thousand of Alpha Class Notes were outstanding, respectively.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of March 31, 2014.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At March 31, 2014 and December 31, 2013,  $34.9 million and $37.0 million of these notes were outstanding, respectively.

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

During the quarter ended March 31, 2013, the Company launched the sale of its 2012 Secured Investment Certificates pursuant to a limited offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The secured investment certificates were offered with maturity terms of 36,  60 and 84 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the

U.S. Federal Reserve Board for interest rate swaps.  Wilmington Savings Fund Society, FSB, serves as the trustee for the secured investment certificates.  Under the terms of the Trust Indenture entered into with Wilmington Savings Fund Society, FSB, the Company established a mortgage loan investment fund for the benefit of investors and is required to maintain a minimum collateralization ratio equal to at least 105% of the principal amount of secured investment certificates that are issued and outstanding.

The Trust Indenture entered into with Wilmington Savings Fund Society , FSB, also contains standard covenants which require the Company to refrain from permitting any other senior lien to be created or maintained on the collateral securing the certificates, refrain from paying any dividends on the Company’s equity units if there is an uncured event of default with respect to the certificates, make timely payments of interest and principal due on the certificates and secure the assets of the fund.  The Company is in compliance with these covenants as of March 31, 2014.  At March 31, 2014,  a total of $299 thousand of these secured certificates were outstanding and $319 thousand in cash was pledged as collateral on these notes.  At December 31, 2013,  a total of $302 thousand of these secured certificates were outstanding and $318 thousand in cash was pledged as collateral on these notes.  Effective as of August 15, 2013, the Company discontinued the sale of its 2012 Secured Investment Certificates.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. At March 31, 2014, a total of $5.3 million in notes sold pursuant to this offering were outstanding.  At December 31, 2013,  a total of $4.0 million in notes sold pursuant to this offering were outstanding.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at March 31, 2014.  At March 31, 2014,  a total of $420 thousand of its 2013 International Notes  were issued and outstanding. At December 31, 2013,  a total of $409 thousand in notes sold pursuant to this offering were outstanding.

We have the following notes payable at March 31, 2014 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$34,908	3.98%
National Alpha Offering	86	--%

Private Offerings
Special Offering	4,091	4.36%
Special Subordinated Notes	5,284	4.73%
Secured Notes	299	2.87%
International Offering	420	3.48%
Total	$45,088	4.08%

Future maturities for the Company’s investor notes during the twelve month periods ending March 31 are as follows (dollars in thousands):

2015	$20,741
2016	12,028
2017	5,973
2018	3,274
2019	3,072
$45,088

8.  Preferred and Common Units Under LLC Structure

The Series A Preferred Units are entitled to receive a quarterly cash dividend that is 25 basis points higher than the one-year LIBOR rate in effect on the last day of the calendar month for which the preferred return is approved.  The Company has also agreed to set aside an annual amount equal to 10% of our net profits earned for any year, after subtracting from profits the quarterly Series A Preferred Unit dividends paid.

The Series A Preferred Units have a liquidation preference of $100 per unit; have no voting rights; and are subject to redemption in whole or in part at the Company’s election on December 31 of any year, for an amount equal to the liquidation preference of each unit, plus any accrued and declared but unpaid quarterly dividends and preferred distributions on such units. The Series A Preferred Units have priority as to earnings and distributions over the Common Units. The resale of the Company’s Series A Preferred Units and Common Units are subject to the Company’s first right of refusal to purchase units proposed to be transferred.  Upon the Company’s failure to pay a quarterly dividends for four consecutive quarters, the holders of the Series A Preferred Units have the right to appoint two managers to the Company’s Board of Managers.

The Class A Common Units have voting rights.

9.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the three months ended March 31, 2014 and 2013 were $20.2 thousand and $19.7 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2013.  No profit sharing contribution has been made or approved for the three months ended March 31, 2014.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2014 and December 31, 2013, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	March 31, 2014	December 31, 2013

Undisbursed loans	$802	$802
Standby letter of credit	$1,873	$1,873

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at March 31, 2014 and December 31, 2013, are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2014 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$3,683	$3,683	$--	$--	$3,683
Loans, net	145,295	--	--	145,889	145,889
FINANCIAL LIABILITIES:
Bank borrowings	$99,015	$--	$--	$97,486	$97,486
Notes payables	45,088	--	--	45,937	45,937
Other financial liabilities	66	--	--	66	66

	Fair Value Measurements at December 31, 2013 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$7,483	$7,483	$--	$--	$7,483
Loans, net	146,519	--	--	146,810	146,810
FINANCIAL LIABILITIES:
Bank borrowings	$99,904	$--	$--	$98,467	$98,467
Notes payables	47,667	--	--	48,601	48,601
Other financial liabilities	82	--	--	82	82

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2014 and December 31, 2013.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2014 and December 31, 2013.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2014:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,347	$5,347
Foreclosed assets	--	--	4,478	4,478
Total	$--	$--	$9,825	$9,825

Assets at December 31, 2013:
Collateral dependent loans (net of allowance and discount)	$--	$--	$6,029	$6,029
Foreclosed assets	--	--	3,308	3,308
Total	$--	$--	$9,337	$9,337

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2014 are summarized below (dollars in thousands):

Assets	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling cost	10% (10%)
Impaired Loans	$5,347	Internal evaluations	Discount due to age of appraisal	0% - 5% (0.17%)
		Internal evaluations	Discount due to additional selling and management costs	0% - 10% (5.49%)

Foreclosed assets	$4,478	Discounted appraised value	Selling cost	10% - 20% (14.97%)

12.  Segment Information

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

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$2,335	$19	$2,354
Intersegment revenue	--	59	59
External non-interest expenses	877	240	1,117
Intersegment non-interest expenses	59	--	59
Segment net profit (loss)	315	(162)	153
Segment assets	154,509	259	154,768

Revenue
Total revenue of reportable segments	$2,413
Intersegment revenue	(59)

Consolidated revenue	$2,354

Non-interest expenses
Total non-interest expenses of reportable segments	$1,176
Intersegment non-interest expenses	(59)

Consolidated non-interest expenses	$1,117

Profit
Total profit of reportable segments	$153
Interesegment profits	--

Consolidated net income	$153

Assets
Total assets of reportable segments	$154,768
Segment accounts receivable from corporate office	(54)

Consolidated assets	$154,714

13.  Subsequent Event

On May 13, 2014, the Board of Managers appointed James Overholt as President and Chief Executive Officer of Ministry Partners Investment Company.  Mr. Overholt entered into an Employment Agreement with the Company effective as of May 13, 2014.  Mr. Overholt previously had served as the Company’s Interim President and Chief Executive Officer since November 12, 2013.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  Such risks, uncertainties and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as the following:

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

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2014 and March 31, 2013 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

	Three months ended		Comparison
	March 31,

	2014	2013	$ Difference	% Difference
Interest income:
Interest on loans	$2,295	$2,369	$(74)	(3%)
Interest on interest-bearing accounts	13	24	(11)	(46%)
Total interest income	2,308	2,393	(85)	(4%)
Interest expense:
Borrowings from financial institutions	620	645	(25)	(4%)
Notes payable	464	532	(68)	(13%)
Total interest expense	1,084	1,177	(93)	(8%)
Net interest income	1,224	1,216	8	1%
Provision (credit) for loan losses	4	8	(4)	(50%)
Net interest income after provision for loan losses	1,220	1,208	12	1%
Non-interest income	46	20	26	130%
Non-interest expenses:
Salaries and benefits	548	571	(23)	(4%)
Marketing and promotion	21	21	--	0%
Office operations	315	308	7	2%
Foreclosed assets, net	34	(4)	38	(950%)
Legal and accounting	191	185	6	3%
Total non-interest expenses	1,109	1,081	28	3%
Income before provision for income taxes	157	147	10	7%
Provision for income taxes	4	4	--	0%
Net income	$153	$143	$10	7%

During the three months ended March 31, 2014, we reported net income of $153 thousand, which was an increase of $10 thousand over the first quarter 2013. Our increased profitability in the first quarter of 2014 is primarily attributable to a slight improvement in our net interest margin and an increase in non-interest income.  As compared to the first quarter of 2013, net interest income increased primarily as a result of the maturity and withdrawal of a net $5.4 million of our notes payable.  Non-interest expenses increased due to maintenance costs on several of our foreclosed assets.

The decrease in our total interest income as compared to the prior year is due primarily to the decrease in the mortgage loan assets held in our loan portfolio.  Our average interest-earning loans decreased by $7.6 million from the three months ended March 31, 2013 to the three months ended March 31, 2014.  We have not been able to renew or replace all of the maturing loans due to lending policy restrictions and liquidity concerns.  However, the weighted average interest rate in our portfolio has increased from 6.58% at March 31, 2013 to 6.72% as of March 31, 2014 as we have earned $18.8 thousand of additional interest income from the amortization of deferred loan fees.    Interest income has also decreased due to a lower average cash balance held in interest bearing accounts relative to the first quarter of 2013 as cash balances have decreased due to paydowns on our Class A Notes and institutional borrowings.

Total interest expense decreased by $93 thousand as compared to the first quarter of 2013 primarily due to the decrease in the average balance of notes payable from $51.2 million for the three months ended March 31, 2013 to $46.3 million for the three months ended March 31, 2014.  Our Class A Notes have declined as suitability restrictions have constrained our ability to renew some of the Class A Notes owned by our investors when their notes mature.  Our institutional borrowings have also decreased as we have made regular monthly principal payments over the last twelve months.

The $5.4 million decline in the total amount of our investor notes outstanding at March 31, 2014, as compared to March 31, 2013, was primarily due to restrictions on our Class A Notes sales.  Because certain suitability and concentration limits imposed by FINRA rules and our Class A Notes Prospectus restrict the ability of some of our current investors to renew or make investments in our Class A Notes, some of our notes that matured since we filed our new Class A Note Prospectus in October 2012 could not be renewed when they matured.  However, we have facilitated the transition of the marketing and sale of our investor notes to our wholly-owned subsidiary, MP Securities, and we expect note sales to increase as we expand our sales force, offer new products and broaden our market.

For the three month period ended March 31, 2014, net interest income increased by $8 thousand, or 1%, from the three month period ended March 31, 2013.  Net interest income after provision for loan losses increased by $12 thousand for the quarter ended March 31, 2014 over the three months ended March 31, 2013.  For the quarter ended March 31, 2014, we recorded a provision for loan losses of $4 thousand, as compared to adding $8 thousand to the provision for loan losses for the the three months ended March 31, 2013.  We have not changed the methodology for calculating our allowance for loan losses, and we have not experienced decline in the estimated value on any of the properties securing our collateral-dependent loans.  As a result, our provisions for loan losses were minimal in the first quarter of both 2013 and 2014.

We had other income of $46 thousand in the first quarter of 2014 primarily due to $24 thousand in servicing fee income.  This income has increased by $12 thousand over the same period in the prior year as we sold four loan participation interests during the last half of 2013.  We also earned $8 thousand in advisory fees and $9 thousand in commission income from the sale of mutual funds and fixed annuities by our wholly-owned broker dealer, MP Securities.  MP Securities revenue increased by $12 thousand for the first quarter of 2014 relative to the first quarter of 2013.  These factors led to a total increase in other income of $26 thousand from the prior year.

Non-interest operating expenses for the three months ended March 31, 2014 increased by $28 thousand over the same period ended March 31, 2013, an increase of 3%.  This increase is due almost entirely to an increase in net foreclosed asset expenses of $38 thousand.  While we earned $14 thousand in additional rental income from our properties, we incurred $52 thousand in additional expenses due to repairs and maintenance on these properties over the winter.  Offsetting the increase in foreclosed assets expense was a  $23 thousand decrease in salaries and benefits expense that was primarily due to staffing reductions made by the Company in the fourth quarter of 2013.

Marketing expenses, office operations expense, and professional expenses stayed relatively stable from the prior year.  We did experience a decrease of $17 thousand in depreciation expenses as our data processing system became fully depreciated in October 2013, but this was offset by an increase in insurance expenses and clearing firm fees related to increased activity by MP Securities.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$6,840	$13	0.78%	$10,458	$24	0.94%
Interest-earning loans [1]	138,451	2,295	6.72%	146,055	2,369	6.58%
Total interest-earning assets	145,291	2,308	6.44%	156,513	2,393	6.20%

Non-interest-earning assets	11,431	--	--%	8,462	--	--%
Total Assets	156,722	2,308	5.97%	164,975	2,393	5.88%

Liabilities:
Public offering notes – Class A	35,916	347	3.92%	39,450	407	4.18%
Public offering notes – Alpha Class	118	*	0.66%	2,036	24	4.78%
Special offering notes	5,016	58	4.66%	9,314	99	4.29%
International notes	410	3	3.42%	327	3	3.61%
Subordinated notes	4,554	54	4.77%	13	*	4.28%

Secured notes	301	2	2.87%	56	*	2.49%
Borrowings from financial institutions	99,597	620	2.53%	103,496	644	2.53%

Total interest-bearing liabilities	$145,912	1,084	3.01%	154,692	1,177	3.09%

Net interest income		1,224			1,216
Net interest margin [2]			3.17%			2.99%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

* Represents amounts less than $0.5 thousand.

Average interest-earning assets decreased to $145.3 million during the three months ended March 31, 2014, from $156.5 million during the same period in 2013, a decrease of $11.2 million or 7%. The average yield on these assets increased to 6.44% for the three months ended March 31, 2014 from 6.20% for the three months ended March 31, 2013.  The average yield increase is due mainly to additional deferred fee amortization, as our loan portfolio is comprised less of loans purchased from and serviced by ECCU and more of loans that we have originated.  The increase in yield is also related to the lower average balance in interest-earning accounts with other financial institutions.  These assets earn less than 1% and they comprise a smaller portion of interest-earning assets compared to the prior year.  The average balance of interest-earning accounts held with other financial institutions decreased to $6.8 million at March 31, 2014 as compared to $10.5 million at March 31, 2013, a decrease of 35%.

The yield on interest-earning loans for the three months ended March 31, 2014 increased to 6.72% from 6.58%.  This is mainly the result of the additional deferred fee income the Company recognized from loans we originated.  Non-interest earning assets increased from $8.5 million for the three months ended March 31, 2013 to $11.4 million at March 31, 2014.  This increase is due primarily to the increase in foreclosed assets.  Yield on average assets increased from 5.88% for the three months ended March 31, 2013 to 5.97% for the three months ended March 31, 2014.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $145.9 million during the three months ended March 31, 2014, from $154.7 million during the same period in 2013. The average rate paid on these liabilities decreased to 3.01% for the three months ended March 31, 2014, from 3.09% for the same period in 2013. This decrease is due primarily to a decrease in the rates paid on our Class A Notes, as the underlying rates for these notes have decreased significantly over the prior year.

Net interest income for the three months ended March 31, 2014, was $1.2 million, which was an increase of $8 thousand, or 1%, for the same period in 2013.  Net interest margin increased 18 basis points to 3.17% for the quarter ended March 31, 2014, compared to 2.99% for the quarter ended March 31, 2013.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three months Ended March 31, 2014 vs. 2013
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(7)	$(4)	$(11)
Total loans	(71)	(3)	(74)
	(78)	(7)	(85)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(36)	(24)	(60)
Public offering notes – Alpha Class	(13)	(11)	(24)
Special offering notes	(49)	8	(41)
International notes	--	--	--
Subordinated notes	54	--	54
Secured notes	2	--	2
Other	(24)	--	(24)
	(66)	(27)	(93)
Change in net interest income	$(12)	$20	$8

Financial Condition

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

			Comparison
	2014	2013	$ Difference	% Difference
	(Unaudited)	(Audited)
Assets:
Cash	$3,683	$7,483	$(3,800)	(51%)
Loans receivable, net of allowance for loan losses of $2,721 and $2,856 as of March 31, 2014 and December 31, 2013, respectively	145,295	146,519	(1,224)	(1%)
Accrued interest receivable	604	607	(3)	(0%)
Property and equipment, net	110	120	(10)	(8%)
Debt issuance costs, net	10	31	(21)	(68%)
Foreclosed assets, net	4,478	3,308	1,170	35%
Other assets	534	347	187	54%
Total assets	$154,714	$158,415	$(3,701)	(2%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$99,015	$99,904	$(889)	(1%)
Notes payable	45,088	47,667	(2,579)	(5%)
Accrued interest payable	27	14	13	93%
Other liabilities	526	887	(361)	(41%)
Total liabilities	144,656	148,472	(3,816)	(3%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(3,166)	(3,281)	115	(4%)
Total members' equity	10,058	9,943	115	1%
Total liabilities and members' equity	$154,714	$158,415	$(3,701)	(2%)

General.  Total assets decreased by $3.7 million, or 2%, between December 31, 2013 and March 31, 2014.  This decrease was due to a decrease in cash related to the paydown of our liabilities.

During the three month period ended March 31, 2014, gross loans receivable decreased by $1.2 millon, or 1%.  This decrease is due to the transfer of $1.2 million in loans to foreclosed assets.  We sold $541 thousand in loans, and experienced $2.8 million in principal paydowns and loan payoffs, however, these loan receivable balances were replaced by $3.2 million of loan originations.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while three loans that represent less than 0.1% of our portfolio are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.33% at March 31, 2014 and December 31, 2013.

Non-performing Assets.  Non-performing assets consist of non-accrual loans, troubled debt restructurings, and four foreclosed assets, which are real estate properties.  Non-accrual loans include any loan that becomes 90 days or more past due and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according to their modified payment terms without exception for at least three months.

Some non-accrual loans are considered collateral dependent.  These are defined as loans where there is a significant possibility that repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had ten and eleven nonaccrual loans as of March 31, 2014 and December 31, 2013, respectively.

In June 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, we had never foreclosed on or taken a charge-off one of our mortgage loan investments.  Since that time, we acquired two properties in February 2012 in partial satisfaction of one of our mortgage loan investments, and we acquired one property in September 2012 and another in March 2013 pursuant to Deed in Lieu of Foreclosure Agreements we entered into with two of our borrowers.  We also acquired four properties in August 2013 in partial satisfaction of a loan participation interest we held as a mortgage loan investment.  Finally, we acquired one property in January of 2014 pursuant to a Deed in Lieu of Foreclosure agreement.  We have sold several of these properties.  We have experienced $2.5 million in total charge-offs since June 2011.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)

	March 31, 2014	December 31, 2013

Non-Performing Loans:[1]

Collateral Dependent:

Delinquencies over 90-Days	$751	$2,000
Troubled Debt Restructurings[2]	6,333	5,261
Other Impaired Loans	--	555

Total Collateral Dependent Loans	7,084	7,816

Non-Collateral Dependent:

Delinquencies over 90-Days	--	2,555
Troubled Debt Restructurings[2]	9,850	8,546

Total Non-Collateral Dependent Loans	9,850	11,101

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	16,934	18,917
Foreclosed Assets	4,478	2,914

Total Non-performing Assets	$21,412	$21,831

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

[2] Includes $2.6 million of restructured loans that were over 90 days delinquent as of March 31, 2014 and December 31, 2013.

At March 31, 2014, we had nine restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  In addition, we had one non-restructured loan that was over 90 days past due.  We also had two restructured loans that have been performing in accordance with their loan documents for a period of six months and have been put on accrual status; however, they are still considered non-performing.  As of March 31, 2014, we had seven foreclosed properties valued at $4.5 million, net of a $13 thousand valuation allowance against one of the properties.

At December 31, 2013, we had eleven restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  We had one non-restructured loan that was over 90 days past due.  As of December 31, 2013, we held six foreclosed real properties in the amount of $3.3 million, net of a $13 thousand valuation allowance against one of the properties.

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

Allowances taken to address the inherent risk of loss in the loan portfolio are considered general reserves.  We include various factors in our analysis. These are weighted based on the level of risk represented and for the potential impact on our portfolio.  These factors include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection;
•	Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•	Changes in the value of underlying collateral for collateral-dependent loans;
•	The effect of credit concentrations; and
•	The rate of defaults on loans modified as troubled debt restructurings within the previous twelve months.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At March 31, 2014 and December 31, 2013, the allowance for loan losses was $2.7 million and $2.9 million, respectively.  This represented 1.8% of our gross loans receivable at March 31, 2014 and 1.9% of our gross loans receivable at December 31, 2013.

	Allowance for Loan Losses
	as of and for the

	Three months ended		Year Ended
	March 31,		December 31,
	2014	2013	2013
Balances:	($ in thousands)
Average total loans outstanding during period	$148,974	$155,510	$150,828
Total loans outstanding at end of the period	$149,329	$152,051	$150,688
Allowance for loan losses:
Balance at the beginning of period	$2,856	$4,005	$4,005
Provision charged to expense	4	8	9
Charge-offs
Wholly-Owned First	53	978	1,076
Wholly-Owned Junior	--	--	--
Participation First	66	--	--
Participation Junior	--	--	--
Total	119	978	1,076
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs
(recoveries)	119	978	1,076
Accretion of allowance related to restructured loans	20	23	82

Balance	$2,721	$3,012	$2,856

Ratios:
Net loan charge-offs to average total loans	0.08%	0.63%	0.71%
Provision for loan losses to average total loans[1]	0.00%	0.01%	0.01%
Allowance for loan losses to total loans at the end of the period	1.82%	1.98%	1.90%
Allowance for loan losses to non-performing loans	16.07%	17.77%	15.10%
Net loan charge-offs to allowance for loan losses at the end of the period	4.37%	32.47%	37.68%
Net loan charge-offs to Provision for loan losses[1]	2,975%	12,225%	11,956%

Borrowings from Financial Institutions.  At March 31, 2014, we had $99.0 million in borrowings from financial institutions.  This is a decrease of $889 thousand from December 31, 2013.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension.

Notes Payable.  Our investor notes payable consist of debt securities sold under several registered national offerings as well as notes sold in private placements.  These investor notes had a balance of $45.1 million at March 31, 2014, which was a decrease of $2.6 million from December 31, 2013.  While we sell our Class A Notes through our wholly-owned affiliate, MP Securities, these note sales are subject to certain suitability requirements imposed by FINRA rules and our Class A Notes Prospectus that restrict the ability of some of our current investors to renew or make investments in the notes.  Our Class A Notes, Alpha Class Notes, and special investor notes have decreased by $3.8 million since December 31, 2013 as a result of implementing the suitability standards imposed by FINRA and our Class A Notes Prospectus, as well as several withdrawals made by ministries that needed funds for expansion, loan paydowns or ministry related purposes.  In order to maintain our investor note sales, we have increased sales efforts for our special note offerings, secured investment certificates, and Series 1 Subordinated Capital Notes.  The balance of our subordinated notes has increased by $1.3 million since December 31, 2013.

Members’ Equity.  Total members’ equity was $10.1 million at March 31, 2014, which represents an increase of $115 thousand from $9.9 million at December 31, 2013.  Our $153 thousand in net income during the first three months of the year is offset partially by $38 thousand of dividends related to our Series A Preferred Units, which require quarterly dividend payments and a payment of 10% of our annual net income after dividends, for which we accrue quarterly.  We did not repurchase or sell any ownership units during the three months ended March 31, 2014.

Liquidity and Capital Resources

March 31, 2014 vs. March 31, 2013

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

We have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the three months ended March 31, 2014, our investors renewed their debt securities investments at a 38% rate, which represented no change from the 38% renewal rate over the three months ended March 31, 2013.  This rate was 80% during the first quarter of 2012.   The renewal rate dropped during the initial three month period after the SEC and FINRA approved our Class A Notes offering as we began to implement the suitability requirements and overconcentration limits imposed on investors by FINRA rules and the terms of the Company’s Class A Notes Prospectus.  We have initiated efforts to address the challenges imposed by FINRA’s suitability rule by offering other securities products to our investors, locating new investors for our Class A Notes and expanding the products and services that MP Securities will offer to our investors.

The net decrease in cash during the three months ended March 31, 2014 was $3.8 million, as compared to a net decrease of $286 thousand for the three months ended March 31, 2013, a change of $3.5 million. Net cash used in operating activities totaled $414 thousand for the three months ended March 31, 2014, as compared to net cash used in operating activities of $50 thousand for the same period in 2013. This increase in net cash used in operating activities is attributable primarily to the paydown of other liabilities as we paid accrued bonuses and dividends on our preferred units.

Net cash provided by investing activities totaled $126 thousand during the three months ended March 31, 2014, as compared to $3.1  million provided during the three months ended March 31, 2013, a decrease in cash of $3.0 million. This decrease is related to a decrease in loan paydowns.  While we used cash to originate or purchase a similar amount of loans from 2013, we received $3.3 less in cash related to loan sales and loan principal collections.

Net cash used by financing activities totaled $3.5 million for the three month period ended March 31, 2014, an increase in cash used of $193 thousand from $3.3 million used in financing activities during the three months ended March 31, 2013. This difference is primarily attributable to an increase in withdrawals of our notes payable.  Cash used in paying down our borrowings from financial institutions decreased as we did not make any additional principal payments during the three months ended March 31, 2014.  During the first quarter of 2013, we made $310 thousand in additional principal payments.

At March 31, 2014, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $3.7 million, a decrease of $3.8 million from $7.5 million, at December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2014.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this Report, there is no material litigation, threatened or pending, against us. Our management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving us.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

10.30	Employment Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of Acting Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the three months period ended March 31, 2014 and 2013; (ii) Consolidated Balance Sheets as of March 31, 2014 and  December 31, 2013; (iii) Consolidated  Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements.

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

Dated:May 15, 2014

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ James H. Overholt
James H. Overholt,
Chief Executive Officer