Form 10-Q
period 2014-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2014-08-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

At June 30, 2014, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013

 (Dollars in Thousands Except Unit Data)

	2014	2013
	(Unaudited)	(Audited)
Assets:
Cash	$6,788	$7,483
Loans receivable, net of allowance for loan losses of $2,928 and $2,856 as of June 30, 2014 and December 31, 2013, respectively	145,541	146,519
Accrued interest receivable	620	607
Property and equipment, net	99	120
Debt issuance costs, net	31	31
Foreclosed assets, net	3,373	3,308
Other assets	459	347
Total assets	$156,911	$158,415
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$98,161	$99,904
Notes payable	48,878	47,667
Accrued interest payable	7	14
Other liabilities	542	887
Total liabilities	147,588	148,472
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2014 and December 31, 2013 (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2014 and December 31, 2013	1,509	1,509
Accumulated deficit	(3,901)	(3,281)
Total members' equity	9,323	9,943
Total liabilities and members' equity	$156,911	$158,415

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Interest on loans	$2,271	$2,287	$4,566	$4,656
Interest on interest-bearing accounts	10	20	23	44
Total interest income	2,281	2,307	4,589	4,700
Interest expense:
Borrowings from financial institutions	621	643	1,241	1,288
Notes payable	473	509	937	1,041
Total interest expense	1,094	1,152	2,178	2,329
Net interest income	1,187	1,155	2,411	2,371
Provision for loan losses	217	--	221	8
Net interest income after provision for loan losses	970	1,155	2,190	2,363
Non-interest income	61	34	107	54
Non-interest expenses:
Salaries and benefits	593	568	1,141	1,139
Marketing and promotion	27	40	48	61
Office operations	303	338	618	646
Foreclosed assets, net	726	(36)	760	(40)
Legal and accounting	111	160	302	345
Total non-interest expenses	1,760	1,070	2,869	2,151
Income (loss) before provision for income taxes	(729)	119	(572)	266
Provision for income taxes	(2)	4	2	8
Net income (loss)	$(727)	$115	$(574)	$258

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in Thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(574)	$258
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	24	65
Amortization of deferred loan fees	(109)	(63)
Amortization of debt issuance costs	37	89
Provision for loan losses	221	8
Provision for losses on foreclosed assets	899	--
Accretion of allowance for loan losses on restructured loans	(30)	(35)
Accretion of loan discount	(10)	(5)
Changes in:
Accrued interest receivable	(13)	79
Other assets	(112)	(86)
Other liabilities and accrued interest payable	(352)	(226)
Net cash provided by (used in) operating activities	(19)	84
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	--	(899)
Loan originations	(9,685)	(9,615)
Loan sales	1,818	--
Loan principal collections	7,604	13,331
Foreclosed asset sales	205	--
Purchase of property and equipment	(3)	--
Net cash provided by (used in) investing activities	(61)	2,817
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(1,743)	(2,235)
Net change in notes payable	1,211	(5,215)
Debt issuance costs	(37)	(54)
Dividends paid on preferred units	(46)	(120)
Net cash used by financing activities	(615)	(7,624)
Net decrease in cash	(695)	(4,723)
Cash at beginning of period	7,483	10,068
Cash at end of period	$6,788	$5,345
Supplemental disclosures of cash flow information
Interest paid	$2,185	$2,308
Income taxes paid	$14	$14
Transfer of loans to foreclosed assets	$1,170	$506

 The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2013 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company (“LLC”) on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  The Asset Management Assistance Center owns only Series A Preferred Units, while our credit union equity holders own both our Class A Common Units and Series A Preferred Units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  When the Company was formed, substantially all of the Company’s loans were purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. The Company also purchases loans from other credit unions. In addition, the Company originates church and ministry loans independently. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 31 states, with the largest number of loans made to California borrowers.

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”).  MPF has been inactive since November 30, 2009.  The Company plans to maintain MPF for possible future use as a financing vehicle to offer, manage or sell debt securities and participate in debt financing transactions.

On November 13, 2009, the Company formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty will provide loan brokerage and other real estate services to churches and ministries in connection with the Company’s mortgage financing activities. On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker. MP Realty has conducted limited operations since its inception.

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

In March 2013, MP Securities began selling the Company’s Series 1 Subordinated Capital Notes and 2013 International Notes. Also in March 2013, MP Securities received a license from the California Department of Insurance to act as a Resident Insurance Producer d/b/a Ministry Partners Insurance Agency.  On July 11, 2013, MP Securities executed a new membership agreement with FINRA which authorized it to act on a fully disclosed basis with a clearing firm to expand its brokerage activities. In addition, on July 11, 2013, the State of California granted its approval for MP Securities to provide registered investment advisory services. Finally, on September 26, 2013, MP Securities entered into a clearing firm agreement with Royal Bank of Canada Dain Rauscher (RBC Dain), thereby enabling MP Securities to open brokerage accounts for its customers. MP Securities can now offer a broad scope of investment services that will enable it to better serve the Company’s clients and customers.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of June 30, 2014 and December 31, 2013.  We maintain cash that may exceed insured limits.  We do not expect to incur losses in our cash accounts.

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

When we receive a request for a modification or restructure, we evaluate the strength of the borrower’s financial condition, leadership of the pastoral team and board, developments that have impacted the church and its leadership team, local economic conditions, the value of the underlying collateral, the borrower’s commitment to sound budgeting and financial controls, whether there is a denominational guaranty of any portion of the indebtedness, debt service coverage for the borrower, availability of other collateral and any other relevant factors unique to the borrower.  While we have no written policy that establishes criteria for when a request for restructuring a loan will be approved, our Credit Review Committee reviews each request, solicits written reports and recommendations from management, and summaries of the requests and actions taken by the Credit Review Committee are presented to the Company’s managers for their review at meetings that occur at least quarterly throughout the year.

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

Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost.  If the value of a foreclosed asset, less selling costs, is less than the loan balance on a foreclosed loan, the deficiency is charged against the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal.  If the fair value, less costs to sell, of the foreclosed property decreases after the property becomes a real estate owned asset or “REO”, a valuation allowance is established with a charge to foreclosed property expenses taken.  The Company’s real estate assets acquired through foreclosure or other proceedings are evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the varying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.

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

MP Realty has federal and state net operating loss carryforwards of approximately $286 thousand and $283 thousand, respectively which begin to expire in 2030. Due to the uncertainty of future taxable income, no deferred tax asset was recognized at December 31, 2013 and at December 31, 2012.

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

Recent Accounting Pronouncements

ASU 2013-11 - Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists was issued. This standard provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, as similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The Company adopted the provisions of ASU 2013-11 effectuve January 1, 2014.  The adoption of ASU 2013-11 had no impact on the Company’s consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (the "IASB") jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards ("IFRS"). Previous revenue recognition guidance in GAAP comprised broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes resulted in different accounting for economically similar transactions. In contrast, IFRS provided limited revenue recognition guidance and, consequently, could be difficult to apply to complex transactions. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would: (1) Remove inconsistencies and weaknesses in revenue requirements; (2) Provide a more robust framework for addressing revenue issues; (3) Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) Provide more useful information to users of financial statements through improved disclosure requirements; and (5) Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. To meet those objectives, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies generally will be required to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for public entities for interim and annual periods beginning after December 15, 2016; early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's consolidated financial statements.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $2.4 million and $7.0 million at June 30, 2014 and December 31, 2013, respectively. Interest earned on funds held with ECCU totaled $19.9 thousand and $44.2 thousand for the six months ended June 30, 2014 and 2013, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $55.1 thousand and $64.4 thousand for the six months ended June 30, 2014 and 2013, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we have purchased mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the six month period ended June 30, 2013, we purchased $896 thousand of loans from ECCU.  We did not purchase any loans from ECCU during the six months ended June 30, 2014.  With regard to loans purchased from ECCU, we recognized $895.2 thousand and $1.6 million of interest income during the six months ended June 30, 2014 and 2013, respectively.  This income has decreased as the balance of loans in our portfolio purchased from ECCU decreased from $62.6 million at June 30, 2013 to $35.5 million at June 30, 2014.  ECCU currently acts as the servicer for 23 of the 142 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement we entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on wholly-owned loans ECCU services on our behalf.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At June 30, 2014, the Company’s investment in wholly-owned loans serviced by ECCU totaled $6.8 million, while the Company’s investment in loan participations serviced by ECCU totaled $24.0 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  We paid fewer than one thousand dollars of such fees during the six months ended June 30, 2014 and 2013.

ECCU has, from time to time, purchased or repurchased loans from the Company.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  The Company sold $541.0 thousand in whole loans to ECCU during the six month period ended June 30, 2014.  No gain or loss was recognized on this transaction.  No whole loans or loan participations were sold to ECCU during the six months ended June 30, 2013.

Other Related Party Transactions

From time to time, our Board and members of our executive management team have purchased investor notes from us. Investor notes payable to related parties totaled $312.0 thousand and $311.4 thousand at June 30, 2014 and December 31, 2013, respectively.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2024. Loans yielded a weighted average of 6.32% and 6.33% as of June 30, 2014 and December 31, 2013, respectively.  A summary of the Company’s mortgage loans owned as of June 30, 2014 and December 31, 2013 is as follows:

	June 30	December 31
	2014	2013

Loans to evangelical churches and related organizations:
Real estate secured	$149,742	$150,579
Unsecured	96	109
Total loans	149,838	150,688

Deferred loan fees, net	(635)	(570)
Loan discount	(734)	(743)
Allowance for loan losses	(2,928)	(2,856)
Loans, net	$145,541	$146,519

Allowance for Loan Losses

The Company has established an allowance for loan losses of $2.9 million as of June 30, 2014 and December 31, 2013 for loans held in the Company’s mortgage portfolio. For the six month period ended June 30, 2014, we recorded total charge-offs of $119 thousand on three of our mortgage loan investments.  For the year ended December 31, 2013, we recorded  $1.1 million in charge-offs on our mortgage loan investments. Management believes that the allowance for loan losses as of June 30, 2014 and December 31, 2013 is appropriate.

Changes in the allowance for loan losses for the six month period ended June 30, 2014 and the year ended December 31, 2013 are as follows (dollars in thousands):

	Six months ended	Year ended
	June 30, 2014	December 31, 2013

Balance, beginning of period	$2,856	$4,005
Provision for loan loss	221	9
Chargeoffs	(119)	(1,076)
Accretion of allowance related to restructured loans	(30)	(82)
Balance, end of period	$2,928	$2,856

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary or the recorded balance of our nonperforming loans (dollars in thousands) as of June 30, 2014, December 31, 2013 and June 30, 2013:

	June 30	December 31	June 30
	2014	2013	2013

Impaired loans with an allowance for loan loss	$11,895	$14,740	$11,433
Impaired loans without an allowance for loan loss	4,906	4,177	7,919
Total impaired loans	$16,801	$18,917	$19,352

Allowance for loan losses related to impaired loans	$2,160	$2,112	$1,996

Total non-accrual loans	$15,495	$17,609	$19,132

Total loans past due 90 days or more and still accruing	$--	$--	$--

We had ten nonaccrual loans as of June 30, 2014 and eleven nonaccrual loans at December 31, 2013.  We  hold a participation interest in one loan totaling $751 thousand for which ECCU acts as a lead lender and servicer which is involved in litigation relating to a mechanic’s lien claim made by a contractor.  We are continuing to monitor the litigation initiated by ECCU regarding this participation interest and have been advised by our lead lender that it believes it has reasonable grounds to support its claims to priority rights in the collateral and for recoveries, if necessary, against the title company and closing agent for this loan.  We have recorded an allowance of $292.6 thousand against this loan participation interest.  We also hold a participation interest in another loan for which

ECCU acts as lead lender that was in foreclosure proceedings as of June 30, 2014.  A $465.4 thousand allowance is recorded against this loan.  Foreclosure was completed on this loan in July 2014.

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	June 30, 2014	December 31, 2013

Loans:
Individually evaluated for impairment	$16,801	$18,917
Collectively evaluated for impairment	133,037	131,771
Balance	$149,838	$150,688

Allowance for loan losses:
Individually evaluated for impairment	$2,160	$2,112
Collectively evaluated for impairment	768	744
Balance	$2,928	$2,856

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at June 30, 2014 and December 31, 2013, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2014
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$98,846	$2,572	$23,343	$925	$125,686
Watch	13,912	6,212	--	--	20,124
Substandard	530	--	2,555	--	3,085
Doubtful	--	--	943	--	943
Loss	--	--	--	--	--
Total	$113,288	$8,784	$26,841	$925	$149,838

Credit Quality Indicators (by class)
As of December 31, 2013
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$97,629	$2,597	$23,621	$966	$124,813
Watch	4,027	2,930	--	--	6,957
Substandard	9,035	3,438	3,110	--	15,583
Doubtful	2,314	--	1,020	--	3,334
Loss	--	--	--	--	--
Total	$113,006	$8,965	$27,751	$966	$150,688

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at June 30, 2014 and at December 31, 2013 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$4,072	$1,194	$1,109	$6,375	$106,913	$113,288	$--
Wholly-Owned Junior	--	--	--	--	8,784	8,784	--
Participation First	1,806	--	3,306	5,112	21,729	26,841	--
Participation Junior	--	--	--	--	925	925	--
Total	$5,878	$1,194	$4,415	$11,487	$138,351	$149,838	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$5,558	$1,241	$1,183	$7,982	$105,024	$113,006	$--
Wholly-Owned Junior	61	--	--	61	8,904	8,965	--
Participation First	19	555	3,372	3,946	23,805	27,751	--
Participation Junior	--	--	--	--	966	966	--
Total	$5,638	$1,796	$4,555	$11,989	$138,699	$150,688	$--

The following tables are summaries of impaired loans by loan class as of and for the three months and six months ended June 30, 2014 and 2013, and the year ended December 31, 2013, respectively.  The recorded investment in impaired loans reflects the balances in the financial statements, whereas the unpaid principal balance reflects the balances before discounts and partial chargeoffs (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,108	$5,074	$--	$4,122	$14
Wholly-Owned Junior	210	216	--	210	3
Participation First	192	240	--	194	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	5,156	5,704	1,104	5,183	43
Wholly-Owned Junior	3,169	3,214	298	3,173	40
Participation First	3,306	3,439	758	3,306	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$16,141	$17,887	$2,160	$16,188	$100

Impaired Loans (by class)
As of and for the six months ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,108	$5,074	$--	$4,025	$27
Wholly-Owned Junior	210	216	--	217	6
Participation First	192	240	--	880	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	5,156	5,704	1,104	5,140	89
Wholly-Owned Junior	3,169	3,214	298	3,219	80
Participation First	3,306	3,439	758	3,174	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$16,141	$17,887	$2,160	$16,655	$202

Impaired Loans (by class)
As of and for the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,037	$3,851	$--	$3,133	$67
Wholly-Owned Junior	211	218	--	213	12
Participation First	555	555	--	560	31
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	7,685	8,185	1,349	7,920	269
Wholly-Owned Junior	3,175	3,220	326	3,192	161
Participation First	3,575	3,748	437	6,106	122
Participation Junior	--	--	--	--	--
Total:
Church loans	$18,238	$19,777	$2,112	$21,125	$663

Impaired Loans (by class)
As of and for the three months ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,771	$5,524	$--	$4,810	$51
Wholly-Owned Junior	213	219	--	214	3
Participation First	2,555	2,555	--	2,555	10
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	5,133	5,554	1,523	5,154	40
Wholly-Owned Junior	3,175	3,220	341	3,175	40
Participation First	2,826	2,991	132	3,557	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$18,673	$20,063	$1,996	$19,465	$144

Impaired Loans (by class)
As of and for the six months ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,771	$5,524	$--	$4,829	$90
Wholly-Owned Junior	213	219	--	214	6
Participation First	2,555	2,555	--	2,555	47
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	5,133	5,554	1,523	5,212	69
Wholly-Owned Junior	3,175	3,220	341	3,211	80
Participation First	2,826	2,991	132	3,560	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$18,673	$20,063	$1,996	$19,581	$292

A summary of nonaccrual loans by loan class at June 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of June 30, 2014

Church loans:
Wholly-Owned First	$8,782
Wholly-Owned Junior	3,215
Participation First	3,498
Participation Junior	--
Total	$15,495

Loans on Nonaccrual Status (by class)
As of December 31, 2013

Church loans:
Wholly-Owned First	$10,260
Wholly-Owned Junior	3,220
Participation First	4,129
Participation Junior	--
Total	$17,609

We did not restructure any loans during the six months ended June 30, 2014.  The following are summaries of troubled debt restructurings by loan class that were modified during the three and six month periods ended June 30, 2013 (dollars in thousands):

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

For the two loans we restructured during the six months ended June 30, 2013,  we added the amount of unpaid accrued interest at the time the loan was restructured to the principal balance of the restructured loan.  The amount of interest added to the principal balance of the loan was also recorded as a loan discount, and thus did not increase our net loan balance. For both loans we restructured during the six month period ended June 30, 2013, the interest rate was lowered as the borrower involved in the troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.

There were no loans restructured during the six or three month periods ended June 30, 2014 or the three month period ended June 30, 2013 that subsequently defaulted during these periods. A summary of troubled debt restructurings that defaulted during the six month period ended June 30, 2013 is as follows.

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

As of June 30, 2014, no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.

4.  Foreclosed Assets

Assets acquired through foreclosure or other proceedings are initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost.  After foreclosure, valuations are periodically performed by management and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal.  Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses as a foreclosure property related expense.  The Company’s real estate assets acquired through foreclosure or other proceedings are evaluated regularly to ensure that the recorded amount is supported by its current fair value and that valuation allowances to reduce the varying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets.

The Company’s foreclosed assets at June 30, 2014 consist of six properties with a total carrying value of $3.4 million.  One property was acquired during 2011 in satisfaction of a secured loan.  The property had a carrying value of $1.4 million at June 30, 2014 and no valuation allowance has been required for this property.  Four properties were acquired in August 2013 in partial satisfaction of a secured loan.  In June 2014, ECCU, who is managing the properties, lowered the listing price on three of the four properties.  As a result, we recorded a total of $629.3 thousand in valuation allowances on these properties for the period ended June 30, 2014.  The properties had a carrying value of $1.1 million at June 30, 2014. The sixth property was acquired in January 2014 as the result of a deed-in-lieu of foreclosure agreement reached with the borrower.  Due to declining market value, we recorded a $270.0 thousand valuation allowance on this property for the quarter ended June 30, 2014, which has a carrying value of $900 thousand at June 30, 2014.

We sold one property in May 2014 for a gain of $3.9 thousand.  ECCU also completed foreclosure proceedings on a loan in which we held a loan participation interest in July 2014 (see Footnote 13. Subsequent Event for details).

The Company held $3.4 million and $3.3 million of foreclosed assets at June 30, 2014 and December 31, 2013, respectively.  For the six month period ended June 30, 2014, we recorded $899.3 thousand in provisions for losses on forecloses assets, as compared to $13 thousand for the years ended December 31, 2013.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands)

	Allowance for Losses on Foreclosed Assets for the periods ended June 30 and December 31,
	2014	2013
Balance, beginning of period	$13	$136
Provision for losses	899	13
Charge-offs	--	--
Recoveries	--	(136)
Balance, end of period	$912	$13

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended June 30,
	2014	2013
Net loss (gain) on sale of real estate	$(5)	$(50)
Provision for losses	899	--
Operating expenses, net of rental income	(168)	14
Net expense (income)	$726	$(36)

	Foreclosed Asset Expenses (Income) for the six months ended June 30,
	2014	2013
Net loss (gain) on sale of real estate	$(5)	$(50)
Provision for losses	899	--
Operating expenses, net of rental income	(134)	10
Net expense (income)	$760	$(40)

5.  Loan Participation Sales

During the six months ended June 30, 2014, we sold participations in three church loans totaling $1.2 million while retaining servicing responsibilities on the loans.  As a result of these sales, we recorded servicing assets totaling $6 thousand.  During the year ended December 31, 2013, the Company sold participations in four church loans totaling $9.9 million.  As a result of these sales, we recorded servicing assets totaling $66 thousand.  Servicing assets are amortized using the interest method as an adjustment to interest income.  Amortization totaled $16 thousand for the six months ended June 30, 2014.

A summary of servicing assets for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows (dollars in thousands):

	2014	2013
Balance, beginning of period	$153	$113
Additions:
Servicing obligations from sale of loan participations	6	66
Subtractions:
Amortization	16	26
Balance, end of period	$143	$153

6.  Line of Credit and Other Borrowings

Members United Facilities

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $77.0 million and $78.4 million at June 30, 2014 and December 31, 2013, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of June 30, 2014 and December 31, 2013, the collateral securing the MU Credit Facility had an aggregate principal balance of   $98.9 million and $101.5 million, respectively, which satisfies the minimum collateralization ratio for this facility.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of June 30, 2014 and December 31, 2013, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of June 30, 2014 and December 31, 2013,  $21.1 and $21.5 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of June 30, 2014 and December 31, 2013, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $32.0 million and $32.3 million, respectively, which satisfies the minimum collateralization ratio for this facility.  As of June 30, 2014 and December 31, 2013, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of our bank borrowings during the twelve month periods ending June 30 are as follows (dollars in thousands):

2015	$3,546
2016	3,630
2017	3,730
2018	3,825
2019	83,430
$98,161

7.  Notes Payable

We also rely on our investor notes to make investments in mortgage loan assets and fund our general operations. Except for our private offering of secured notes, the notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of these notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.  We have offered our investor notes under registered public offerings with the SEC and in private placements exempt under

the provisions of the Securities Act of 1933, as amended.  The sale of our Alpha Class Notes was discontinued in April 2008.    At December 31, 2013,  a total of $159 thousand of Alpha Class Notes were outstanding.  The final Alpha Class Note was repaid during the three months ended June 30, 2014.  There were no Alpha Class Notes outstanding as of June 30, 2014.

In addition to the Alpha Class Notes, the Company has also offered its Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series pursuant to registration statements filed with the SEC.    On June 24, 2011, we filed a Registration Statement with the SEC seeking to register an additional $75 million of the Company’s Class A Notes.  All of the Class A Notes are unsecured.  The offering includes three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rate the Company pays on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rate the Company pays on a Variable Series Note is determined by reference to the three month LIBOR rate in effect on the date the interest rate is set plus a rate spread of 1.50% to 1.80%.

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of June 30, 2014.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At June 30, 2014 and December 31, 2013,  $38.8 million and $37.0 million of these notes were outstanding, respectively.

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

During the quarter ended June 30, 2013, the Company launched the sale of its 2012 Secured Investment Certificates pursuant to a limited offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The secured investment certificates were offered with maturity terms of 36,  60 and 84 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps.  Wilmington Savings Fund Society, FSB, serves as the trustee for the secured investment certificates.  Under the terms of the Trust Indenture entered into with Wilmington Savings Fund Society, FSB, the Company established a mortgage loan investment fund for the benefit of investors and is required to maintain a minimum collateralization ratio equal to at least 105% of the principal amount of secured investment certificates that are issued and outstanding.

The Trust Indenture entered into with Wilmington Savings Fund Society , FSB, also contains standard covenants which require the Company to refrain from permitting any other senior lien to be created or maintained on the collateral securing the certificates, refrain from paying any dividends on the Company’s equity units if there is an uncured event of default with respect to the certificates, make timely payments of interest and principal due on the certificates and secure the assets of the fund.  The Company is in compliance with these covenants as of June 30, 2014.  At June 30, 2014,  a total of $306 thousand of these secured certificates were outstanding and $322 thousand in cash was pledged as collateral on these notes.  At December 31, 2013,  a total of $302 thousand of these secured certificates were outstanding and $318 thousand in cash was pledged as collateral on these notes.  Effective as of August 15, 2013, the Company discontinued the sale of its 2012 Secured Investment Certificates.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. At June 30, 2014, a total of $5.6 million in notes sold pursuant to this offering were outstanding.  At December 31, 2013,  a total of $4.0 million in notes sold pursuant to this offering were outstanding.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at June 30, 2014.  At June 30, 2014,  a total of $395 thousand of its 2013 International Notes  were issued and outstanding. At December 31, 2013,  a total of $409 thousand in notes sold pursuant to this offering were outstanding.

We have the following notes payable at June 30, 2014 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$38,843	3.93%

Private Offerings
Special Offering	3,767	4.28%
Special Subordinated Notes	5,567	4.72%
Secured Notes	306	2.87%
International Offering	395	3.54%
Total	$48,878	4.04%

Future maturities for the Company’s investor notes during the twelve month periods ending June 30 are as follows (dollars in thousands):

2015	$23,627
2016	9,494
2017	6,404
2018	4,124
2019	5,229
$48,878

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

The Class A Common Units have voting rights.

9.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the six months ended June 30, 2014 and 2013 were $35.5 thousand and $38.7 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2013.  No profit sharing contribution has been made or approved for the six months ended June 30, 2014.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2014 and December 31, 2013, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	June 30, 2014	December 31, 2013
Undisbursed loans	$82	$802
Standby letter of credit	$1,873	$1,873

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at June 30, 2014 and December 31, 2013, are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2014 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$6,788	$6,788		$--	$--	$6,788
Loans, net	145,541	--		--	148,537	148,537
FINANCIAL LIABILITIES:
Bank borrowings	$98,161	$--	$		$97,032	$97,032
Notes payables	48,878	--		--	49,695	49,695
Other financial liabilities	30	--		--	30	30

	Fair Value Measurements at December 31, 2013 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$7,483	$7,483	$--	$--	$7,483
Loans, net	146,519	--	--	146,810	146,810
FINANCIAL LIABILITIES:
Notes payables	$99,904	$--	$--	$98,467	$98,467
Bank borrowings	47,667	--	--	48,601	48,601
Other financial liabilities	82	--	--	82	82

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2014 and December 31, 2013.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2014 and December 31, 2013.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2014:
Collateral dependent loans (net of allowance and discount)	$--	$2,090	$6,337	$8,427
Foreclosed assets	--	--	3,373	3,373
	$--	$2,090	$9,710	$11,800

Assets at December 31, 2013:
Collateral dependent loans (net of allowance and discount)	$--	$--	$6,029	$6,029
Foreclosed assets	--	--	3,308	3,308
	$--	$--	$9,337	$9,337

The following is a reconciliation of the assets in which significant unobservable inputs (Level 3) were used in determining fair value (dollars in thousands):

Impaired loans
(net of allowance and discount)
Balance, December 31, 2013	$6,029
Re-classifications of loans from Level 3 into Level 2	(2,090)
Allowance and discount, net of discount amortization	(290)
Additions	4,697
Deletions	(2,009)
Loan advances	--
Balance, June 30, 2014	$6,337

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2014 are summarized below (dollars in thousands):

Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling cost	10% (10%)
Impaired Loans	$6,337	Internal evaluations	Discount due to age of appraisal	0% - 10% (2.62%)
		Internal evaluations	Discount due to title dispute	0% - 50% (7.23%)

Foreclosed assets	$3,373	Discounted appraised value	Selling cost	10% - 20% (15.81%)
		Internal evaluations	Discount due to market decline	0% - 47% (33.70%)

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

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the six month period ended June 30, 2014 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$4,648	$48	$4,696
Intersegment revenue	--	327	327
External non-interest expenses	2,598	494	3,092
Intersegment non-interest expenses	327	--	327
Segment net profit (loss)	(454)	(120)	(574)
Segment assets	156,649	345	156,994

Revenue
Total revenue of reportable segments	$5,023
Intersegment revenue	(327)
Consolidated revenue	$4,696

Non-interest expenses
Total non-interest expenses of reportable segments	$3,419
Intersegment non-interest expenses	(327)
Consolidated non-interest expenses	$3,092

Profit
Total profit of reportable segments	$(574)
Interesegment profits	--
Consolidated net income	$(574)

Assets
Total assets of reportable segments	$156,994
Segment accounts receivable from corporate office	(83)
Consolidated assets	$156,911

13.  Subsequent Event

On July 1, 2014, ECCU completed a loan foreclosure on a parcel of real property securing a collateral-dependent loan in which we hold a participation interest.   The transaction resulted in the reclassification of $2.1 million from loans receivable to real estate owned property in July 2014.  A total of $465.4 thousand was charged off in the reclassification, resulting in recording $2.1 million as a foreclosed asset, which represents our interest in the carrying value of the property, net of estimated selling costs.

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

•	our ability to maintain liquidity or access to other sources of funding;

•	the need to enhance and increase the sale of loan participations for loans we originate in order to improve liquidity and generate servicing fees;

•	changes in the cost and availability of funding facilities;

•	the allowance for loan losses that we have set aside proves to be insufficient to cover actual losses on our loan portfolio;

•

if we take ownership of a property as part of a foreclosure action when a borrower defaults on one of our mortgage loan investments, we could be required to write-down the value of a real estate owned asset and record a change to our earnings if the value of the property declines further after we take title to the property;

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

The following discussion and analysis compares the results of operations for the three month periods ended June 30, 2014 and June 30, 2013 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

	Three months ended		Comparison
	June 30,
	2014	2013	$ Difference	% Difference
Interest income:
Interest on loans	$2,271	$2,287	$(16)	(1%)
Interest on interest-bearing accounts	10	20	(10)	(50%)
Total interest income	2,281	2,307	(26)	(1%)
Interest expense:
Borrowings from financial institutions	621	643	(22)	(3%)
Notes payable	473	509	(36)	(7%)
Total interest expense	1,094	1,152	(58)	(5%)
Net interest income	1,187	1,155	32	3%
Provision for loan losses	217	--	217	100%
Net interest income after provision for loan losses	970	1,155	(185)	(16%)
Non-interest income	61	34	27	79%
Non-interest expenses:
Salaries and benefits	593	568	25	4%
Marketing and promotion	27	40	(13)	(33%)
Office operations	303	338	(35)	(10%)
Foreclosed assets, net	726	(36)	762	(2117%)
Legal and accounting	111	160	(49)	(31%)
Total non-interest expenses	1,760	1,070	690	64%
Income (loss) before provision for income taxes	(729)	119	(848)	(713%)
Provision for income taxes	(2)	4	(6)	(150%)
Net income (loss)	$(727)	$115	$(842)	(732%)

During the three months ended June 30, 2014, we reported a net loss of $727 thousand, which was a decrease of $842 thousand over the second quarter 2013.  Our loss in the second quarter of 2014 is primarily attributable to taking an additional $217 thousand in loan loss provisions and $899 thousand in additional reserves taken on our foreclosed assets.   The amounts the Company will ultimately recover from its real estate owned assets may differ substantially from the carrying value of the assets due to market factors beyond the Company’s control or due to strategies undertaken by disposing of or managing such properties.  We estimate the fair market value of such properties through current appraisals or current listing prices of the properties, in conjunction with due diligence conducted by our lending and credit management officers regarding the properties and comparison of the real estate owned asset to similar properties in the area by licensed appraisers, real estate brokers or other reputable information sources.  If the book value of one of our foreclosed assets exceeds the estimated value of such property, a valuation reserve is charged against earnings.

During the quarter ended June 30, 2014, the Company established a valuation reserve of $899 thousand on four of its real estate owned properties and set aside an additional $207 thousand in provisions for loan losses on its mortgage loan investments.  For the year ended December 31, 2013, net expenses related to foreclosed assets decreased by $400 thousand and the Company sold three properties held as foreclosed assets for a $345 thousand gain and recorded $123 thousand less in provisions on foreclosed assets which significantly contributed to the Company’s $592 thousand in net earnings for 2013.  Since 2009, the Company’s net earnings have been significantly impacted by the amount of provisions for loan losses taken, recoveries of reserves when properties have been disposed of or other claims resolved and adjustments made to reserves for losses on foreclosed assets.  Furthermore, the Company believes, but can grant no assurances, that it will be able to successfully resolve a foreclosure litigation matter involving one of its real estate owned parcels that is subject to a mechanics lien claim made by a construction contractor against the lead lender in the foreclosure action.  See “Part II OTHER INFORMATION, Item 1. Legal Proceedings” of this Report.

As compared to the second quarter of 2013, interest income decreased by $26 thousand as a result of a decrease in the mortgage loan assets held in our loan portfolio as well as a decrease in cash held in interest-earning accouts with other financial institutions.  Our average interest-earning loans decreased by $1.4 million from the three months ended June 30, 2013 to the three months ended June 30, 2014.  We have not been able to renew or replace all of the maturing loans due to lending policy restrictions and liquidity concerns.  However, the weighted average yield on our interest-earning loans has increased from 6.53% at June 30, 2013 to 6.55% as of June 30, 2014 as we have earned $28 thousand of additional interest income from the amortization of deferred loan fees.  Paydowns on our notes payable and borrowings from financial institutions have resulted in a decrease in cash, which has caused our interest earned on accounts with other financial institutions to decrease by $10 thousand.

Total interest expense decreased by $58 thousand as compared to the second quarter of 2013 primarily due to the decrease in the average balance of notes payable from $48.4 million for the three months ended June 30, 2013 to $46.9 million for the three months ended June 30, 2014. Our institutional borrowings have also decreased as we have made regular monthly principal payments over the last twelve months. The $1.5 million decline in the total amount of our investor notes outstanding at June 30, 2014, as compared to June 30, 2013, was primarily due to restrictions on our Class A Notes sales.  Because certain suitability and concentration limits imposed by FINRA rules and our Class A Notes Prospectus restrict the ability of some of our current investors to renew or make investments in our Class A Notes, some of our notes that matured since we filed our new Class A Note Prospectus in October 2012 could not be renewed.  However, we have facilitated the transition of the marketing and sale of our investor notes to our wholly-owned subsidiary, MP Securities. MP Securities sold $6.0 million of our debt securities to new investors during the quarter, and as a result, we experienced an increase in our note sales during the second quarter of 2014, resulting in an increase in our notes payable balance of $1.2 million as compared to December 31, 2013.

For the three month period ended June 30, 2014, net interest income increased by $32 thousand, or 3%, from the three month period ended June 30, 2013.  Net interest income after provision for loan losses decreased by $185 thousand for the quarter ended June 30, 2014 over the three months ended June 30, 2013.  For the quarter ended June 30, 2014, we recorded a provision for loan losses of $217 thousand, compared to recording no provision for loan losses for the the three months ended June 30, 2013.  Our provision was primarily the result of recording specific reserves on one loan participation interest that became collateral-dependent during the quarter.  A new appraisal on the property securing this loan revealed that the collateral value on the loan was below our recorded investment.  Our review of the other impaired loans in our portfolio did not reveal the need to record additional provisions for loan losses.

We had other income of $61 thousand in the second quarter of 2014 primarily due to $27 thousand in advisory fees and commissions earned by MP Securities and $24 thousand in servicing fee income.  MP Securities’ income has increased by $12 thousand over the second quarter of 2013 as we have increased the services provided by our broker-dealer subsidiary.  Hiring a new investment advisor at MP Securities has also allowed us to expand its client base.  In addition, servicing fee revenue has increased by $13 thousand from the second quarter of the prior year due to selling $11.1 million in loan participation over the last twelve months.  These factors, along with gains on loan sales of $6 thousand and lending fee income of $4 thousand led to a total increase in other income of $27 thousand from the three months ended June 30, 2013.

Non-interest operating expenses for the three months ended June 30, 2014 increased by $690 thousand over the same period ended June 30, 2013, an increase of 64%.  This increase is due entirely to an increase in net foreclosed asset expenses of $762 thousand.  While we earned $48 thousand in additional rental income from our foreclosed properties, and we recovered a net of $97 thousand in prior repair costs due to insurance proceeds received during the quarter, we recorded $899 thousand in provisions for losses on our foreclosed assets. Due to a lack of buyer interest in four of our properties, the listing prices on those properties were reduced, causing us to record reserves to account for the estimated decline in value.  We may experience additional deterioration in the value of our foreclosed assets depending on the market’s response to the new listing prices.  Offsetting the increase in foreclosed assets expense was a  $35 thousand decrease in office operations expense that was primarily due to decreased depreciation expense, as our EDR system assets became fully depreciated during 2013, as did our leasehold improvements.     Legal and accounting fees decreased as we experienced increased legal fees in the second quarter of 2013 related to the sale of one of our foreclosed assets and the preparation of a new Class A Note prospectus.  Salaries and benefits expense increased by $25 thousand mainly due to commissions paid to our investment advisor on sales generated for MP Securities.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

	Six months ended		Comparison
	June 30,
	2014	2013	$ Difference	% Difference
Interest income:
Interest on loans	$4,566	$4,656	$(90)	(2%)
Interest on interest-bearing accounts	23	44	(21)	(48%)
Total interest income	4,589	4,700	(111)	(2%)
Interest expense:
Borrowings from financial institutions	1,241	1,288	(47)	(4%)
Notes payable	937	1,041	(104)	(10%)
Total interest expense	2,178	2,329	(151)	(6%)
Net interest income	2,411	2,371	40	2%
Provision for loan losses	221	8	213	2663%
Net interest income after provision for loan losses	2,190	2,363	(173)	(7%)
Non-interest income	107	54	53	98%
Non-interest expenses:
Salaries and benefits	1,141	1,139	2	0%
Marketing and promotion	48	61	(13)	(21%)
Office operations	618	646	(28)	(4%)

Foreclosed assets, net	760	(40)	800	(2000%)
Legal and accounting	302	345	(43)	(12%)
Total non-interest expenses	2,869	2,151	718	33%
Income (loss) before provision for income taxes	(572)	266	(838)	(315%)
Provision for income taxes	2	8	(6)	(75%)
Net income (loss)	$(574)	$258	$(832)	(322%)

During the six months ended June 30, 2014, we reported a net loss of $574 thousand, which was a decrease of $832 thousand over the second quarter 2013. Our loss over the first half of 2014 is primarily attributable to provisions for loan losses and provisions for losses on foreclosed assets taken during the second quarter.  As compared to the first half of 2013, net interest income increased as a result of the decrease in our average notes payable of $3.2 million.  Outside of foreclosed asset expense, non-interest expenses decreased $82 thousand due to reduced office operations and legal costs.

The decrease in our total interest income as compared to the prior year is due to a decrease in our loan portfolio as well as a decrease in cash held in interest-earning accouts with other financial institutions.  Our average interest-earning loans decreased by $5.2 million from the six months ended June 30, 2013 to the six months ended June 30, 2014.  We have not been able to renew or replace all of the maturing loans due to lending policy restrictions and liquidity concerns.  However, the weighted average yield on our interest-earning loans has increased from 6.54% at June 30, 2013 to 6.65% as of June 30, 2014 as we have earned $47 thousand of additional interest income from the amortization of deferred loan fees.  Paydowns on our notes payable and borrowings from financial institutions has resulted in a decrease in cash, which has caused our interest earned on accounts with other financial institutions to decrease by $21 thousand.

Total interest expense decreased by $151 thousand as compared to the first half of 2013 primarily due to the decrease in the average balance of notes payable from $49.8 million for the six months ended June 30, 2013 to $46.6 million for the six months ended June 30, 2014.  Our institutional borrowings have also decreased as we have made regular monthly principal payments over the last twelve months.  The $1.5 million decline in the balance of our investor notes outstanding at June 30, 2014, as compared to June 30, 2013, was primarily due to investor suitability restrictions on our Class A Notes sales.  Because certain suitability and concentration limits imposed by FINRA rules and our Class A Notes Prospectus restrict the ability of some of our current investors to renew or make investments in our Class A Notes. As a result, some of our notes that matured since we filed our new Class A Note Prospectus in October 2012 could not be renewed.  However, we have facilitated the transition of the marketing and sale of our investor notes to our wholly-owned subsidiary, MP Securities, substantially increased sales of our debt securities to new investors and, as a result, we experienced an increase in note sales during the second quarter of 2014, resulting in an increase in the notes payable balance of $1.2 million as compared to December 31, 2013.

For the six month period ended June 30, 2014, net interest income increased by $40 thousand, or 2%, from the six month period ended June 30, 2013.  Net interest income after provision for loan losses decreased by $173 thousand for the six months ended June 30, 2014 over the six months ended June 30, 2013.  In the first half of 2014, we recorded a provision for loan losses of $221 thousand, compared to recording $8 thousand in provision for loan losses for the the six months ended June 30, 2013.  Our provision was primarily the result of recording specific reserves on one loan participation interest that became collateral dependent during the second quarter.  A new appraisal on the property securing this loan revealed that the collateral value on the loan was below our recorded investment.  Our review of the other impaired loans in our portfolio did not reveal the need to record additional provisions for loan losses.

We had other income of $107 thousand in the first half of 2014 primarily due to $45 thousand in advisory fees and commissions earned by MP Securities and $48 thousand in servicing fee income.  MP Securities’ income has increased by $25 thousand over the first half of 2013 as we have increased the services provided by our broker-dealer subsidiary.  Hiring a new investment advisor at MP Securities has also allowed us to expand the client base it serves.  Servicing fee revenue has increased by $25 thousand from the prior year due to selling $11.1 million in loan participations over the last twelve months.  These factors, along with gains on loan sales of $6 thousand and lending fee income of $7 thousand led to a total increase in other income of $53 thousand from the prior year.

Non-interest operating expenses for the six months ended June 30, 2014 increased by $718 thousand over the same period ended June 30, 2013, an increase of 33%.  This increase is due entirely to an increase in net foreclosed asset expenses of $800 thousand.  While we earned $57 thousand in additional rental income from our properties, and we expensed $87 thousand less in repair and maintenance due to the recovery of some prior expenses through insurance, we recorded $899 thousand in provisions for losses on our foreclosed assets. Due to a lack of buyer interest in four of our properties, the listing prices on these assets was reduced, causing us to record reserves to account for the lowered prices.  We may experience additional declines in our foreclosed assets depending on the market’s response to the new listing prices.  Offsetting the increase in foreclosed assets expense was a  $28 thousand decrease in office operations expense that was primarily due to decreased depreciation expense, as our EDR system assets became fully depreciated during 2013, as did our leasehold improvements.     Legal and accounting fees decreased as we experienced increased fees in the first half of 2013 related to the sale of one of our foreclosed assets as well as preparing a new Class A Note prospectus.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$6,477	$10	0.60%	$9,246	$20	0.87%
Interest-earning loans [1]	139,116	2,271	6.55%	140,477	2,287	6.53%
Total interest-earning assets	145,593	2,281	6.28%	149,723	2,307	6.18%

Non-interest-earning assets	10,958	--	--%	11,209	--	--%
Total Assets	156,551	2,281	5.84%	160,932	2,307	5.75%

Liabilities:
Public offering notes – Class A	36,720	359	3.93%	38,545	396	4.12%
Public offering notes – Alpha Class	6	--	--%	487	2	1.81%
Special offering notes	4,043	44	4.34%	7,095	4	4.74%
International notes	404	4	3.53%	383	3	3.47%

Subordinated notes	5,409	64	4.73%	1,795	23	5.12%
Secured notes	304	2	2.91%	60	*	2.51%
Borrowings from financial institutions	98,723	621	2.52%	102,235	644	2.52%

Total interest-bearing liabilities	$145,609	1,094	3.01%	$150,600	1,152	3.07%

Net interest income		$1,187			$1,155
Net interest margin [2]			3.04%			2.88%

 [1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

* Represents amounts less than $0.5 thousand.

Average interest-earning assets decreased to $145.6 million during the three months ended June 30, 2014, from $149.7 million during the same period in 2013, a decrease of $4.1 million or 3%. The average yield on these assets increased to 6.28% for the three months ended June 30, 2014 from 6.18% for the three months ended June 30, 2013.  The average yield increase is due mainly to additional deferred fee amortization, as we sold $1.2 million in loan participations during the second quarter of 2014 and recognized deferred fee income on the sold portion of those loans.  The increase in yield is also related to the change in composition of interest-earning assets.  Interest-earning accounts with other financial institutions earn less than 1% and they comprise a smaller portion of interest-earning assets compared to the prior year.  The average balance of interest-earning accounts held with other financial institutions decreased to $6.5 million at June 30, 2014 as compared to $9.2 million at June 30, 2013, a decrease of 30%.

The yield on interest-earning loans for the three months ended June 30, 2014 increased to 6.55% from 6.53%.  This is mainly the result of the additional deferred fee income the Company recognized from loan participations we sold.  Average non-interest earning assets decreased from $11.2 million for the three months ended June 30, 2013 to $10.9 million at June 30, 2014.  This decrease is due primarily to a $2.6 million loan that became impaired late in the second quarter of 2013.  Yield on average assets increased from 5.75% for the three months ended June 30, 2013 to 5.84% for the three months ended June 30, 2014.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $145.6 million during the three months ended June 30, 2014, from $150.6 million during the same period in 2013. The average rate paid on these liabilities decreased to 3.01% for the three months ended June 30, 2014, from 3.07% for the same period in 2013. This decrease is due primarily to a decrease in the rates paid on our Class A Notes, as the underlying rates for these notes have decreased significantly over the prior year.

Net interest income for the three months ended June 30, 2014, was $1.2 million, which was an increase of $32 thousand, or 3%, for the same period in 2013.  Net interest margin increased 16 basis points to 3.04% for the quarter ended June 30, 2014, compared to 2.88% for the quarter ended June 30, 2013.

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$6,658	$23	0.69%	$9,849	$44	0.91%
Interest-earning loans [1]	138,527	4,566	6.65%	143,685	4,656	6.54%
Total interest-earning assets	145,185	4,589	6.37%	153,534	4,700	6.17%

Non-interest-earning assets	11,451	--	--%	9,409	--	--
Total Assets	156,636	4,589	5.91%	162,943	4,700	5.82%

Liabilities:
Public offering notes – Class A	36,320	706	3.92%	38,995	803	4.15%
Public offering notes – Alpha Class	62	1	0.63%	1,258	26	4.20%
Special offering notes	4,527	101	4.52%	8,198	183	4.48%
International notes	407	7	3.47%	355	6	3.53%
Subordinated notes	4,984	117	4.75%	909	23	5.11%
Secured notes	303	4	2.89%	58	1	2.50%
Borrowings from financial institutions	99,157	1,242	2.52%	102,862	1,288	2.52%

Total interest-bearing liabilities	$145,760	2,178	3.01%	$152,634	2,329	3.08%

Net interest income		$2,411			$2,371
Net interest margin [2]			3.10%			2.94%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $145.2 million during the six months ended June 30, 2014, from $153.5 million during the same period in 2013, a decrease of $8.3 million or 5%. The average yield on these assets increased to 6.37% for the six months ended June 30, 2014 from 6.17% for the six months ended June 30, 2013.  The average yield increase is due mainly to additional deferred fee amortization, as we sold $1.2 million in loan participations during the first half of 2014 and recognized deferred fee income on the sold portion of those loans.  The increase in yield is also related to the change in composition of interest-earning assets.  Interest-earning accounts with other financial institutions earn less than 1% and they comprise a smaller portion of interest-earning assets compared to the prior year.  The average balance of interest-earning accounts held with other financial institutions decreased to $6.7 million at June 30, 2014 as compared to $9.8 million at June 30, 2013, a decrease of 32%.

The yield on interest-earning loans for the six months ended June 30, 2014 increased to 6.65% from 6.54%.  This is mainly the result of the additional deferred fee income the Company recognized from loan participations we sold.  Average non-interest earning assets increased from $9.4 million for the six months ended June 30, 2013 to $11.5 million at June 30, 2014.  This increase is due primarily to a $2.6 million loan that became impaired late in the second quarter of 2013, so while it had a significant impact on the average quarterly balance, it did not on the average year to date balance.  Yield on average assets increased from 5.82% for the six months ended June 30, 2013 to 5.91% for the six months ended June 30, 2014.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $145.8 million during the six months ended June 30, 2014, from $152.6 million during the same period in 2013. The average rate paid on these liabilities decreased to 3.01% for the six months ended June 30, 2014, from 3.08% for the same period in 2013. This decrease is due primarily to a decrease in the rates paid on our Class A Notes, as the underlying rates for these notes have decreased significantly over the prior year.

Net interest income for the six months ended June 30, 2014, was $2.4 million, which was an increase of $40 thousand, or 2%, for the same period in 2013.  Net interest margin increased 16 basis points to 3.10% for the six months ended June 30, 2014, compared to 2.94% for the six months ended June 30, 2013.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2014 vs. 2013
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(5)	$(5)	$(10)
Total loans	(24)	8	(16)
	(29)	3	(26)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(19)	(18)	(37)
Public offering notes – Alpha Class	(1)	(1)	(2)
Special offering notes	(34)	(6)	(40)
International notes	--	--	--
Subordinated notes	43	(2)	41
Secured notes	2	--	2
Other	(22)	--	(22)
	(31)	(27)	(58)
Change in net interest income	$2	$30	$32

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2014 vs. 2013
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(12)	$(9)	$(21)
Total loans	(94)	4	(90)
	(106)	(5)	(111)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(55)	(42)	(97)
Public offering notes – Alpha Class	(14)	(12)	(26)
Special offering notes	(83)	2	(81)
International notes	1	--	1
Subordinated notes	96	(2)	94
Secured notes	4	--	4
Other	(49)	3	(46)
	(100)	(51)	(151)
Change in net interest income	$(6)	$46	$40

Financial Condition

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

			Comparison
	2014	2013	$ Difference	% Difference
	(Unaudited)	(Audited)
Assets:
Cash	$6,788	$7,483	$(695)	(9%)
Loans receivable, net of allowance for loan losses of $2,928 and $2,856 as of June 30, 2014 and December 31, 2013, respectively	145,541	146,519	(978)	(1%)
Accrued interest receivable	620	607	13	2%
Property and equipment, net	99	120	(21)	(18%)
Debt issuance costs, net	31	31	--	--%
Foreclosed assets, net	3,373	3,308	65	2%
Other assets	459	347	112	32%
Total assets	$156,911	$158,415	$(1,504)	(1%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$98,161	$99,904	$(1,743)	(2%)
Notes payable	48,878	47,667	1,211	3%
Accrued interest payable	7	14	(7)	(50%)
Other liabilities	542	887	(345)	(39%)
Total liabilities	147,588	148,472	(884)	(1%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(3,901)	(3,281)	(620)	19%
Total members' equity	9,323	9,943	(620)	(6%)
Total liabilities and members' equity	$156,911	$158,415	$(1,504)	(1%)

General.  Total assets decreased by $1.5 million, or 1%, between December 31, 2013 and June 30, 2014.  This decrease was due to a decrease in cash related to the paydown of our liabilities, as well as a decrease in loans receivable.

During the six month period ended June 30, 2014, gross loans receivable decreased by $850 thousand, or 1%.  This decrease is due to the sale of $1.2 million in loan participations, the transfer of $1.2 million in loans to foreclosed assets, and the sale of $541 thousand in whole loans. We also experienced $7.6 million in principal paydowns and loan payoffs, however, these paydowns were offset by $9.9 million in new loan originations.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while two loans that represent less than 0.1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.32% at June 30, 2014 and 6.33% at December 31, 2013.

Non-performing Assets.  Non-performing assets consist of non-accrual loans, troubled debt restructurings, and six foreclosed assets, which are real estate properties.  Non-accrual loans include any loan that becomes 90 days or more past due and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according to their modified payment terms without exception for at least three months.

Some non-accrual loans are considered collateral dependent.  These are defined as loans where there is a significant possibility that repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had ten and eleven nonaccrual loans as of June 30, 2014 and December 31, 2013, respectively.

In June 2011, the Company completed foreclosure proceedings on a loan participation interest it acquired from ECCU.  Prior to this foreclosure sale, we had never foreclosed on or taken a charge-off on one of our mortgage loan investments.  Since that time, we acquired two properties in February 2012 in partial satisfaction of one of our mortgage loan investments, and we acquired one property in September 2012 and another in March 2013 pursuant to Deed in Lieu of Foreclosure Agreements we entered into with two of our borrowers.  We also acquired four properties in August 2013 in partial satisfaction of a loan participation interest we held as a mortgage loan investment.  Finally, we acquired one property in January of 2014 pursuant to a Deed in Lieu of Foreclosure agreement.  We have sold several of these properties.  We have experienced $2.5 million in total charge-offs since June 2011.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	June 30, 2014	December 31, 2013

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$751	$2,000
Troubled Debt Restructurings[2]	7,346	5,261
Other Impaired Loans	--	555
Total Collateral Dependent Loans	8,097	7,816

Non-Collateral Dependent:
Delinquencies over 90-Days	--	2,555
Troubled Debt Restructurings	4,604	8,546
Total Non-Collateral Dependent Loans	4,604	11,101

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	12,701	18,917
Foreclosed Assets[3]	3,373	3,308
Total Non-performing Assets	$16,074	$22,225

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.
[2] Includes $2.6 million of restructured loans that were over 90 days delinquent as of June 30, 2014 and December 31, 2013.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At June 30, 2014, we had nine restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  In addition, we had one non-restructured loan that was over 90 days past due.  We also had two restructured loans that have been performing in accordance with their loan documents for a period of six months and have been put on accrual status; however, they are still considered non-performing.  As of June 30, 2014, we had six foreclosed properties valued at $3.4 million, net of an  $899 thousand total valuation allowance against the properties.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At June 30, 2014 and December 31, 2013, the allowance for loan losses was $2.9 million.  This represented 2.0% of our gross loans receivable at June 30, 2014 and 1.9% of our gross loans receivable at December 31, 2013.

	Allowance for Loan Losses
	as of and for the

	Six months ended		Year ended
	June 30,		December 31,
	2014	2013	2013
Balances:	($ in thousands)
Average total loans outstanding during period	$148,825	$153,041	$150,828
Total loans outstanding at end of the period	$149,838	$153,308	$150,688
Allowance for loan losses:
Balance at the beginning of period	$2,856	$4,005	$4,005
Provision charged to expense	221	8	9
Charge-offs
Wholly-Owned First	53	1,018	1,076
Wholly-Owned Junior	--	--	--
Participation First	66	--	--
Participation Junior	--	--	--
Total	119	1,018	1,076
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs	119	1,018	1,076
Accretion of allowance related to restructured loans	30	35	82

Balance	$2,928	$2,960	$2,856

Ratios:
Net loan charge-offs to average total loans	0.08%	0.67%	0.71%
Provision for loan losses to average total loans[1]	0.15%	0.01%	0.01%
Allowance for loan losses to total loans at the end of the period	1.95%	1.93%	1.90%
Allowance for loan losses to non-performing loans	23.05%	15.85%	15.10%
Net loan charge-offs to allowance for loan losses at the end of the period	4.06%	34.39%	37.68%
Net loan charge-offs to Provision for loan losses[1]	53.85%	12,725%	11,956%

Borrowings from Financial Institutions.  At June 30, 2014, we had $98.2 million in borrowings from financial institutions.  This is a decrease of $1.7 million from December 31, 2013.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension.

Notes Payable.  Our investor notes payable consist of debt securities sold under several registered national offerings as well as notes sold in private placements.  These investor notes had a balance of $48.9 million at June 30, 2014, which was an increase of $1.2 million from December 31, 2013.  While we sell our Class A Notes through our wholly-owned affiliate, MP Securities, these note sales are subject to certain suitability requirements imposed by FINRA rules and our Class A Notes Prospectus that restrict the ability of some of our current investors to renew or make investments in the notes.  While the implementation of suitability standards imposed by FINRA and our Class A Notes Prospectus, as well as several withdrawals made by ministries that needed funds for expansion, caused our note balances to temporarily decrease, focused efforts from sales personnel at MP Securities have expanded our customer base and resulted in new Class A Note sales.  We have also increased sales efforts for our special note offerings and Series 1 Subordinated Capital Notes.  We anticipate the growth of our note sales to continue as we hire additional sales personnel.

Members’ Equity.  Total members’ equity was $9.3 million at June 30, 2014, which represents a decrease of $620 thousand from $9.9 million at December 31, 2013.  This decrease comprises $574 thousand in net loss during the first six months of the year and $46 thousand of dividends related to our Series A Preferred Units, which require quarterly dividend payments.  We are also required to make a payment of 10% of our annual net income after dividends, however, as we have experienced a net loss for the six months ended June 30, 2014, there was no accrual at quarter end. We did not repurchase or sell any ownership units during the six months ended June 30, 2014.

Liquidity and Capital Resources

June 30, 2014 vs. June 30, 2013

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

We have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the six months ended June 30, 2014, our investors renewed their debt securities investments at a 64% rate, which represented a significant increase from the 38% renewal rate over the six months ended June 30, 2013.  The renewal rate dropped during the initial three month period after the SEC and FINRA approved our Class A Notes offering as we began to implement the suitability requirements and overconcentration limits imposed on investors by FINRA rules and the terms of the Company’s Class A Notes Prospectus.  We have addressed the challenges imposed by FINRA’s suitability rule by offering other securities products to our investors, locating new investors for our Class A Notes and expanding the products and services that MP Securities will offer to our

investors.   As a result, we have increased our renewal rate to an adequate level, and we have been able to broaden our investor base, identify eligible new investors and substantially increase the amount of funds raised from new investors in our debt securities..  Our notes payable balance increased by $3.8 million from March 31, 2014.  Coupled with a $1.2 million loan participation sale, this has stabilized our liquidity.

The net decrease in cash during the six months ended June 30, 2014 was $695 thousand, as compared to a net decrease of $4.7 million for the six months ended June 30, 2013, a change of $4.0 million. Net cash used in operating activities totaled $19 thousand for the six months ended June 30, 2014, as compared to net cash provided by operating activities of $84 thousand for the same period in 2013. This decrease in net cash used in operating activities is attributable primarily to the paydown of other liabilities as we paid accrued bonuses in the first quarter of 2014.

Net cash used in investing activities totaled $61 thousand during the six months ended June 30, 2014, as compared to $2.8  million provided during the six months ended June 30, 2013, a decrease in cash of $2.9 million. This decrease is related to a decrease in loan paydowns.  While we used cash to originate or purchase a similar amount of loans from 2013, we received $3.9 less in cash related to loan sales and loan principal collections.

Net cash used by financing activities totaled $615 thousand for the six month period ended June 30, 2014, a decrease in cash used of $7.0 million from $7.6 million used in financing activities during the six months ended June 30, 2013. This difference is primarily attributable to an increase in sales of our notes payable.  Cash used in paying down our borrowings from financial institutions decreased as we did not make any additional principal payments during the six months ended June 30, 2014.  During the first half of 2013, we made $510 thousand in additional principal payments.

At June 30, 2014, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $6.8 million, a decrease of $695 thousand from $7.5 million, at December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2014.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of the date of this Report, there is no material litigation, threatened or pending, against us. Our management is not aware of any disagreements, disputes or other matters which may lead to the filing of legal proceedings involving us.

Although the Company is not a party to any litigation proceedings as of the date of this Report, it holds a 64.8% loan participation interest in a $4.17 million church mortgage loan that is the subject of a mortgage foreclosure action filed by ECCU, which acts as the lead lender, originator and servicer of the loan.  ECCU provided bridge financing to an Illinois church which enabled the church to refinance its existing mortgage and pay certain construction site costs that had been completed prior to the funding of the mortgage refinancing transaction (the “Rockford Refinance Transaction”).  After the refinancing transaction had been consummated, a contractor filed a claim for a mechanics lien and filed a multi-count complaint for damages and foreclosure against ECCU.  ECCU has filed a Counter-claim for Mortgage Foreclosure and other relief relating to a parcel of real estate on which the church is located.

Because the contractor had entered into a Construction Agreement with the church which pre-dated the recordation of the ECCU mortgage dated March 4, 2008, the contractor has alleged that its mechanics lien is in a first priority position with respect to the church parcel and has priority over ECCU’s mortgage interest.  ECCU has vigorously contested the contractor’s foreclosure claim and has asserted that the bridge financing transaction was consummated for the purpose of refinancing prior existing mortgages on the parcel, payoff certain pre-construction costs that had been completed prior to funding the loan and provide bridge financing to the church until a permanent loan was agreed upon.  By providing the church with a mortgage refinancing loan, ECCU asserts that it is entitled to priority over the mechanics lien under Illinois court decisions which apply the doctrine of equitable subrogation, thereby enabling the lender that advances money to pay someone else’s debt for which there exists a lien, to step into the shoes of the prior secured lender with the expectation of receiving an equal lien in priority in the secured asset.

In its initial Memorandum Decision and Order dated December 27, 2014, the Circuit Court of the 17th Judicial Circuit of Illinois ruled that the contractor’s Motion for Summary Judgment as to the priority of its mechanics lien was granted and deemed to have priority over ECCU’s mortgage.  On May 2, 2014, ECCU filed a Motion to Reconsider the Court’s Order Regarding Priority of Liens and on June 26, 2014, the Court heard arguments from counsel and reviewed briefs and memoranda submitted by the parties.  In its ruling, the Court granted ECCU’s Motion to Reconsider, vacated its prior Order and Opinion and further denied Motions for Summary Judgment filed by both ECCU and the contractor. The Court further noted that genuine issues of fact remain unresolved and set a hearing date to establish a discovery schedule.  Because the Company holds a 64.8% loan participation interest in the church parcel that is the subject of the Illinois foreclosure proceedings, the Company has carefully monitored the value of the church facility which serves as collateral for the ECCU mortgage loan.  The Company also holds a 64.8% partial REO interest in four other properties which were the subject of separate foreclosure actions filed by ECCU against the church.  The Company has taken $292.6 thousand in provisions for loan losses against the primary church parcel that is the subject of the Illinois foreclosure proceedings and has taken an additional $629.3 thousand in provisions for losses against four partially owned REO properties it holds that were successfully foreclosed upon by ECCU.

While the Company has been advised by ECCU that its attorneys believes that there is a substantial basis for its priority claim and reasonable possibility for obtaining a successful outcome in the Illinois foreclosure proceedings, ECCU has also advised the Company that it believes that the title insurance company and closing agent for the Rockford Refinancing Transaction should have a duty to indemnify ECCU for any loss that ECCU may suffer due to a ruling, if granted by the Court, that ECCU’s mortgage has lower priority than the mechanics lien recorded against the church facility.

Based upon our review of the litigation pleadings in the Illinois foreclosure action, title policy and related loan closing documents for the $4.17 million loan transaction, the Company believes, but can grant no assurances, that it will be able to recoup a substantial portion of the valuation allowances it has previously recorded against four partially owned REO assets that it obtained in foreclosure proceedings against the church and partial interest in the mortgage loan that is the subject of foreclosure proceedings relating to the church’s primary worship facility.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the three months period ended June 30, 2014 and 2013; (ii) Consolidated Balance Sheets as of June 30, 2014 and  December 31, 2013; (iii) Consolidated  Statements of Cash Flows for the three months ended June 30, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements.

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

Dated:August 14, 2014

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ James H. Overholt
James H. Overholt,
Chief Executive Officer