Form 10-Q
period 2014-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2014-11-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

At September 30, 2014, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

 (Dollars in Thousands Except Unit Data)

	2014	2013
	(Unaudited)	(Audited)
Assets:
Cash	$13,380	$7,483
Loans receivable, net of allowance for loan losses of $2,487 and $2,856 as of September 30, 2014 and December 31, 2013, respectively	133,775	146,519
Accrued interest receivable	598	607
Property and equipment, net	87	120
Debt issuance costs, net	41	31
Foreclosed assets, net	5,463	3,308
Other assets	431	347
Total assets	$153,775	$158,415
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$94,788	$99,904
Notes payable	49,038	47,667
Accrued interest payable	7	14
Other liabilities	600	887
Total liabilities	144,433	148,472
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2014 and December 31, 2013 (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2014 and December 31, 2013	1,509	1,509
Accumulated deficit	(3,882)	(3,281)
Total members' equity	9,342	9,943
Total liabilities and members' equity	$153,775	$158,415

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in Thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Interest on loans	$2,178	$2,454	$6,744	$7,110
Interest on interest-bearing accounts	12	23	32	67
Total interest income	2,190	2,477	6,776	7,177
Interest expense:
Borrowings from financial institutions	623	645	1,864	1,933
Notes payable	484	503	1,421	1,544
Total interest expense	1,107	1,148	3,285	3,477
Net interest income	1,083	1,329	3,491	3,700
Provision (credit) for loan losses	15	(185)	236	(177)
Net interest income after provision (credit) for loan losses	1,068	1,514	3,255	3,877
Non-interest income	92	79	202	133
Non-interest expenses:
Salaries and benefits	613	916	1,754	2,055
Marketing and promotion	26	21	74	82
Office operations	317	331	935	977
Foreclosed assets, net	36	(148)	796	(188)
Legal and accounting	120	186	422	531
Total non-interest expenses	1,112	1,306	3,981	3,457
Income (loss) before provision for income taxes	48	287	(524)	553
Provision for income taxes	4	4	6	12
Net income (loss)	$44	$283	$(530)	$541

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in Thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(530)	$541
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36	88
Amortization of deferred loan fees	(172)	(256)
Amortization of debt issuance costs	53	135
Provision (credit) for loan losses	236	(177)
Provision for losses on foreclosed assets	899	--
Accretion of allowance for loan losses on restructured loans	(21)	(53)
Accretion of loan discount	(14)	(9)
Changes in:
Accrued interest receivable	9	62
Other assets	(84)	(159)
Other liabilities and accrued interest payable	(294)	283
Net cash provided by operating activities	118	455
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	--	(899)
Loan originations	(9,744)	(26,895)
Loan sales	6,293	13,446
Loan principal collections	12,907	21,139
Proceeds from foreclosed asset sales	205	1,465
Purchase of property and equipment	(3)	(1)
Net cash provided by investing activities	9,658	8,255
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(5,116)	(3,065)
Net change in notes payable	1,371	(4,754)
Debt issuance costs	(63)	(92)
Dividends paid on preferred units	(71)	(175)
Net cash used by financing activities	(3,879)	(8,086)
Net increase in cash	5,897	624
Cash at beginning of period	7,483	10,068
Cash at end of period	$13,380	$10,692
Supplemental disclosures of cash flow information
Interest paid	$3,292	$3,477
Income taxes paid	$14	$14
Transfer of loans to foreclosed assets	$3,260	$4,384
Loans made to facilitate the sale of foreclosed assets	$--	$1,000

 The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2013 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company (“LLC”) on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  The Asset Management Assistance Center owns only Series A Preferred Units, while our credit union equity holders own both our Class A Common Units and Series A Preferred Units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt and equity securities and through other borrowings.  When the Company was formed, substantially all of the Company’s loans were purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. The Company also purchases loans from other credit unions. In addition, the Company originates church and ministry loans independently. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 30 states, with the largest number of loans made to California borrowers.

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”).  MPF has been inactive since November 30, 2009.  The Company plans to maintain MPF for use as a financing vehicle to offer, manage or sell debt securities, participate in debt financing transactions and serve as a collateral agent to hold mortgage loans for the benefit of our secured note investors.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. Effective as of July 14, 2010, MP Securities was qualified to transact business in the State of California.  On March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  On September 24, 2012, MP Securities received a no objection letter from FINRA, thereby authorizing the Company to act as a selling agent for the Company’s Class A Notes offering that has been offered under a registration statement declared effective by the U.S. Securities and Exchange Commission (“SEC”) on October 11, 2012.  In November 2012, MP Securities also began selling investments in mutual funds.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of September 30, 2014 and December 31, 2013.  We maintain cash that may exceed insured limits.  We do not expect to incur losses in our cash accounts.

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

These factors are adjusted on an on-going basis and have been increased in recent years in light of the economic recession and credit crisis the U.S. and global economic markets encountered commencing in 2008. The specific component of the Company’s allowance for loan losses relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

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

Tax years ended December 31, 2011 through December 31, 2013 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2009 through December 31, 2013 remain subject to examination by the California Franchise Tax Board.

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which is intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that when in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for the Company beginning January 1, 2015. The adoption of ASU 2014-04 is not expected to impact the Company’s Consolidated Financial Statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The ASU is a converged standard between the FASB and the International Accounting Standards Board that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The new accounting guidance clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the new guidance to have a material impact on its consolidated financial position or results of operations.

2.  Related Party Transactions

We maintain most of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $4.2 million and $7.0 million at September 30, 2014 and December 31, 2013, respectively. Interest earned on funds held with ECCU totaled $31.5 thousand and $66.8 thousand for the nine months ended September 30, 2014 and 2013, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $82.9 thousand and $97.0 thousand for the nine months ended September 30, 2014 and 2013, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we have purchased mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the nine month period ended September 30, 2013, we purchased $896 thousand of loans from ECCU.  We did not purchase any loans from ECCU during the nine months ended September 30, 2014.  With regard to loans purchased from ECCU, we recognized $1.4 million and $2.0 million of interest income during the nine months ended September 30, 2014 and 2013, respectively.  This income has decreased as the balance of loans in our portfolio purchased from ECCU decreased from $48.4 million at September 30, 2013 to $32.3 million at September

30, 2014.  ECCU currently acts as the servicer for 21 of the 139 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement we entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on wholly-owned loans ECCU services on our behalf.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At September 30, 2014, the Company’s investment in wholly-owned loans serviced by ECCU totaled $6.8 million, while the Company’s investment in loan participations serviced by ECCU totaled $20.7 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  We paid fewer than one thousand dollars of such fees during the nine months ended September 30, 2014 and 2013.

ECCU has, from time to time, purchased or repurchased loans from the Company.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  The Company sold $541.0 thousand and $4.3 million in whole loans to ECCU during the nine month periods ended September 30, 2014 and 2013, respective.  No gains or losses were recognized on these transactions.

On October 6, 2014, Ministry Partners Securities, LLC, a wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ECCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ECCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ECCU or its Board of Directors and comply with applicable investor suitability standards required by securities laws and regulations. MP Securities will offer these products and services to ECCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ECCU for permitting it to use the designated location to offer such products and services to ECCU’s members under an arrangement that will entitle ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.

Other Related Party Transactions

From time to time, our Board and members of our executive management team have purchased investor notes from us. Investor notes payable to related parties totaled $312.5 thousand and $311.4 thousand at September 30, 2014 and December 31, 2013, respectively.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2024. Loans yielded a weighted average of 6.29% and 6.33% as of September 30, 2014 and December 31, 2013, respectively.  A summary of the Company’s mortgage loans owned as of September 30, 2014 and December 31, 2013 is as follows:

	September 30	December 31
	2014	2013

Loans to evangelical churches and related organizations:
Real estate secured	$137,490	$150,579
Unsecured	89	109
Total loans	137,579	150,688

Deferred loan fees, net	(571)	(570)
Loan discount	(746)	(743)
Allowance for loan losses	(2,487)	(2,856)
Loans, net	$133,775	$146,519

Allowance for Loan Losses

The Company has established an allowance for loan losses of $2.5 million and $2.9 million as of September 30, 2014 and December 31, 2013, respectively, for loans held in the Company’s mortgage portfolio. For the nine month period ended September 30, 2014, we recorded total charge-offs of $584 thousand on our mortgage loan investments.  For the year ended December 31, 2013, we recorded  $1.1 million in charge-offs on our mortgage loan investments. Management believes that the allowance for loan losses as of September 30, 2014 and December 31, 2013 is appropriate.

Changes in the allowance for loan losses for the nine month period ended September 30, 2014 and the year ended December 31, 2013 are as follows (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2014	December 31, 2013

Balance, beginning of period	$2,856	$4,005
Provision for loan loss	236	9
Chargeoffs	(584)	(1,076)
Accretion of allowance related to restructured loans	(21)	(82)
Balance, end of period	$2,487	$2,856

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary or the recorded balance of our nonperforming loans (dollars in thousands) as of September 30, 2014, December 31, 2013 and September 30, 2013:

	September 30	December 31	September 30
	2014	2013	2013

Impaired loans with an allowance for loan loss	$10,414	$14,740	$13,677
Impaired loans without an allowance for loan loss	3,746	4,177	3,661
Total impaired loans	$14,160	$18,917	$17,338

Allowance for loan losses related to impaired loans	$1,719	$2,112	$1,898

Total non-accrual loans	$14,160	$17,609	$16,030

Total loans past due 90 days or more and still accruing	$--	$--	$--

We had eleven nonaccrual loans as of September 30, 2014 and December 31, 2013.

The Company’s loan portfolio is comprised of one segment – church and ministry loans. The loans fall into four classes: whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position, and participated loans for which the Company possesses a junior collateral position.

Loans by portfolio segment (church loans) and the related allowance for loan losses are presented below. Loans and the allowance for loan losses are further segregated by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of

	September 30, 2014	December 31, 2013

Loans:
Individually evaluated for impairment	$14,160	$18,917
Collectively evaluated for impairment	123,419	131,771
Balance	$137,579	$150,688

Allowance for loan losses:
Individually evaluated for impairment	$1,719	$2,112
Collectively evaluated for impairment	768	744
Balance	$2,487	$2,856

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at September 30, 2014 and December 31, 2013, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2014
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$92,531	$2,559	$21,793	$925	$117,808
Watch	10,025	6,123	--	--	16,148
Substandard	2,685	--	--	--	2,685
Doubtful	--	--	938	--	938
Loss	--	--	--	--	--
Total	$105,241	$8,682	$22,731	$925	$137,579

Credit Quality Indicators (by class)
As of December 31, 2013
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$97,629	$2,597	$23,621	$966	$124,813
Watch	4,027	2,930	--	--	6,957
Substandard	9,035	3,438	3,110	--	15,583
Doubtful	2,314	--	1,020	--	3,334
Loss	--	--	--	--	--
Total	$113,006	$8,965	$27,751	$966	$150,688

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at September 30, 2014 and at December 31, 2013 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$1,229	$3,259	$1,179	$5,667	$99,574	$105,241	$--
Wholly-Owned Junior	61	--	--	61	8,621	8,682	--
Participation First	--	--	751	751	21,980	22,731	--
Participation Junior	--	--	--	--	925	925	--
Total	$1,290	$3,259	$1,930	$6,479	$131,100	$137,579	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$5,558	$1,241	$1,183	$7,982	$105,024	$113,006	$--
Wholly-Owned Junior	61	--	--	61	8,904	8,965	--
Participation First	19	555	3,372	3,946	23,805	27,751	--
Participation Junior	--	--	--	--	966	966	--
Total	$5,638	$1,796	$4,555	$11,989	$138,699	$150,688	$--

The following tables are summaries of impaired loans by loan class as of and for the three months and nine months ended September 30, 2014 and 2013, and the year ended December 31, 2013, respectively.  The recorded investment in impaired loans reflects the balances in the financial statements, whereas the unpaid principal balance reflects the balances before discounts and partial chargeoffs (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,149	$3,974	$--	$3,210	$--
Wholly-Owned Junior	209	215	--	209	3
Participation First	187	238	--	191	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,019	6,853	1,130	6,054	52
Wholly-Owned Junior	3,153	3,198	297	3,159	40
Participation First	751	883	293	751	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$13,468	$15,361	$1,720	$13,574	$95

Impaired Loans (by class)
As of and for the nine months ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,149	$3,974	$--	$2,877	$--
Wholly-Owned Junior	209	215	--	217	9
Participation First	187	238	--	876	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,019	6,853	1,130	6,176	168
Wholly-Owned Junior	3,153	3,198	297	3,214	120
Participation First	751	883	293	619	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$13,468	$15,361	$1,720	$13,979	$297

Impaired Loans (by class)
As of and for the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,037	$3,851	$--	$3,133	$67
Wholly-Owned Junior	211	218	--	213	12
Participation First	555	555	--	560	31
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	7,685	8,185	1,349	7,920	269
Wholly-Owned Junior	3,175	3,220	326	3,192	161
Participation First	3,575	3,748	437	6,106	122
Participation Junior	--	--	--	--	--
Total:
Church loans	$18,238	$19,777	$2,112	$21,125	$663

Impaired Loans (by class)
As of and for the three months ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,076	$3,861	$--	$3,253	$15
Wholly-Owned Junior	212	219	--	213	3
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,558	7,021	1,343	6,710	23
Wholly-Owned Junior	3,175	3,220	344	3,175	40
Participation First	3,638	3,808	211	6,103	67
Participation Junior	--	--	--	--	--
Total:
Church loans	$16,659	$18,129	$1,898	$19,454	$148

Impaired Loans (by class)
As of and for the nine months ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,076	$3,861	$--	$3,306	$54
Wholly-Owned Junior	212	219	--	214	9
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,558	7,021	1,343	6,808	166
Wholly-Owned Junior	3,175	3,220	344	3,198	121
Participation First	3,638	3,808	211	6,110	113
Participation Junior	--	--	--	--	--
Total:
Church loans	$16,659	$18,129	$1,898	$19,636	$463

A summary of nonaccrual loans by loan class at September 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of September 30, 2014

Church loans:
Wholly-Owned First	$9,809
Wholly-Owned Junior	3,413
Participation First	938
Participation Junior	--
Total	$14,160

Loans on Nonaccrual Status (by class)
As of December 31, 2013

Church loans:
Wholly-Owned First	$10,260
Wholly-Owned Junior	3,220
Participation First	4,129
Participation Junior	--
Total	$17,609

We restructured one loan during the nine months ended September 30, 2014.  The following are summaries of troubled debt restructurings by loan class that were modified during the three and nine month periods ended September 30, 2013 (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$875	$930	$928
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total	1	$875	$930	$928

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$875	$930	$928
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total	1	$875	$930	$928

Troubled Debt Restructurings (by class)
For the three months ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$1,644	$1,666	$1,666
Wholly-Owned Junior	--	--	--	--
Participation First	1	2,555	2,555	2,555
Participation Junior	--	--	--	--
Total	2	$4,199	$4,221	$4,221

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$875	$876	$875
Wholly-Owned Junior	1	3,175	3,175	3,175
Participation First	1	2,555	2,555	2,555
Participation Junior	--	--	--	--
Total	3	$6,605	$6,606	$6,605

For the one loan we restructured during the nine months ended September 30, 2014, and the three loans we restructured during the nine months ended September 30, 2013,  we added the amount of unpaid accrued interest at the time the loan was restructured to the principal balance of the restructured loan.  The amount of interest added to the principal balance of the loan was also recorded as a loan discount, and thus did not increase our net loan balance. For the loans we restructured during the nine month period ended September 30, 2013, the interest rate was lowered as the borrower involved in the troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.  We did not lower the interest rate of the one loan we restructured during the nine months ended September 30, 2014, although the interest rate on this loan was decreased during a prior restructuring.

No troubled debt restructurings defaulted during the nine months ended September 30, 2014.  A summary of troubled debt restructurings that defaulted during the three and nine month period ended September 30, 2013 is as follows.

Troubled Debt Restructurings Defaulted (by class)
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

As of September 30, 2014, no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.

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

The Company’s foreclosed assets at September 30, 2014 consist of seven properties.  One property was acquired during 2011 in satisfaction of a secured loan.  The property had a carrying value of $1.4 million at September 30, 2014 and no valuation allowance has been required for this property.  Four properties were acquired in August 2013 in partial satisfaction of a secured loan.  In June 2014, ECCU, who is managing the properties, lowered the listing price on three of the four properties.  As a result, we recorded a total of $629.3 thousand in valuation allowances on these properties for the nine month period ended September 30, 2014.  The properties had a carrying value of $1.1 million at September 30, 2014. The sixth property was acquired in January 2014 as the result of a deed-in-lieu of foreclosure agreement reached with the borrower.  Due to declining market value, we recorded a $270.0 thousand valuation allowance on this property for the quarter ended September 30, 2014, which has a carrying value of $900 thousand at September 30, 2014.  One property was acquired in July 2014 in satisfaction of a secured loan in which we held a participation interest.  This property had a carrying value of $2.1 million at September 30, 2014.

We sold one property in May 2014 for a gain of $4 thousand.  This property carried a valuation allowance of $13 at the time of the sale.

The Company held $5.5 million and $3.3 million of foreclosed assets at September 30, 2014 and December 31, 2013, respectively.  For the nine month period ended September 30, 2014, we recorded $899 thousand in provisions for losses on foreclosed assets, as compared to $13 thousand for the years ended December 31, 2013.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the periods ended September 30 and December 31,
	2014	2013
Balance, beginning of period	$13	$136
Provision for losses	899	13
Charge-offs	--	--
Recoveries	(13)	(136)
Balance, end of period	$899	$13

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended September 30,
	2014	2013
Net loss (gain) on sale of real estate	$--	$(207)
Provision for losses	--	--
Operating expenses, net of rental income	36	59
Net expense (income)	$36	$(148)

	Foreclosed Asset Expenses (Income) for the nine months ended September 30,
	2014	2013
Net loss (gain) on sale of real estate	$(5)	$(257)
Provision for losses	899	--
Operating expenses, net of rental income	(98)	69
Net expense (income)	$796	$(188)

5.  Loan Participation Sales

During the nine months ended September 30, 2014, we sold participations in nine church loans totaling $5.7 million while retaining servicing responsibilities on the loans.  As a result of these sales, we recorded servicing assets totaling $39 thousand.  During the year ended December 31, 2013, the Company sold participations in four church loans totaling $9.9 million.  As a result of these sales, we recorded servicing assets totaling $66 thousand.  Servicing assets are amortized using the interest method as an adjustment to interest income.  Amortization totaled $29 thousand for the nine months ended September 30, 2014.

A summary of servicing assets for the nine months ended September 30, 2014 and the year ended December 31, 2013 is as follows (dollars in thousands):

	2014	2013
Balance, beginning of period	$157	$113
Additions:
Servicing obligations from sale of loan participations	39	62
Subtractions:
Amortization	(29)	(18)
Balance, end of period	$167	$157

6.  Line of Credit and Other Borrowings

Members United Facilities

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $73.8 million and $78.4 million at September 30, 2014 and December 31, 2013, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  On September 30, 2014, the Company made a principal payment of $2.5 million on the MU Credit Facility to satisfy this obligation. As of September 30, 2014 and December 31, 2013, the collateral securing the MU Credit Facility had an aggregate principal balance of $94.7 million and $101.5 million, respectively, which satisfies the minimum collateralization ratio for this facility.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of September 30, 2014 and December 31, 2013, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of September 30, 2014 and December 31, 2013,  $21.0 and $21.5 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of September 30, 2014 and December 31, 2013, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $31.8 million and $32.3 million, respectively, which satisfies the minimum collateralization ratio for this facility.  As of September 30, 2014 and December 31, 2013, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of our bank borrowings during the twelve month periods ending September 30 are as follows (dollars in thousands):

2015	$3,633
2016	3,719
2017	3,820
2018	3,918
2019	79,698
$94,788

7.  Notes Payable

We also rely on our investor notes to make investments in mortgage loan assets and fund our general operations. Except for our private offering of secured notes, the notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of these notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.  We have offered our investor notes under registered public offerings with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.  The sale of our Alpha Class Notes was discontinued in April 2008.    At December 31, 2013,  a total of $159 thousand of Alpha Class Notes were outstanding.  The final Alpha Class Note was repaid during the nine months ended September 30, 2014.  There were no Alpha Class Notes outstanding as of September 30, 2014.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of September 30, 2014.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At September 30, 2014 and December 31, 2013,  $40.6 million and $37.0 million of these notes were outstanding, respectively.

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

In 2012, the Company launched the sale of its 2012 Secured Investment Certificates pursuant to a limited offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The secured investment certificates were offered with maturity terms of 36,  60 and 84 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps.  Wilmington Savings Fund Society, FSB, serves as the trustee for the secured investment certificates.  Under the terms of the Trust Indenture entered into with Wilmington Savings Fund Society, FSB, the Company established a mortgage loan investment fund for the benefit of investors and is required to maintain a minimum collateralization ratio equal to at least 105% of the principal amount of secured investment certificates that are issued and outstanding.

The Trust Indenture entered into with Wilmington Savings Fund Society , FSB, also contains standard covenants which require the Company to refrain from permitting any other senior lien to be created or maintained on the collateral securing the certificates, refrain from paying any dividends on the Company’s equity units if there is an uncured event of default with respect to the certificates, make timely payments of interest and principal due on the certificates and secure the assets of the fund.  The Company is in compliance with these covenants as of September 30, 2014.  At September 30, 2014,  a total of $308 thousand of these secured certificates were outstanding and $324 thousand in cash was pledged as collateral on these notes.  At December 31, 2013, a total of $302 thousand of these secured certificates were outstanding and $318 thousand in cash was pledged as collateral on these notes.  Effective as of August 15, 2013, the Company discontinued the sale of its 2012 Secured Investment Certificates.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. A  total of $5.0 million and $4.0 million in notes sold pursuant to this offering were outstanding at September 30, 2014 and December 31, 2013, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at September 30, 2014.  A total of $345 thousand and $409 thousand of its 2013 International Notes were outstanding at September 30, 2014 and December 31, 2013, respectively.

We have the following notes payable at September 30, 2014 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$40,584	3.83%

Private Offerings
Special Offering	2,830	3.73%
Special Subordinated Notes	4,971	4.90%
Secured Notes	308	2.87%
International Offering	345	3.64%
Total	$49,038	3.92%

Future maturities for the Company’s investor notes during the twelve month periods ending September 30 are as follows (dollars in thousands):

2015	$21,802
2016	11,081
2017	4,757
2018	6,030
2019	5,368
$49,038

8.  Preferred and Common Units Under LLC Structure

The Series A Preferred Units are entitled to receive a quarterly cash dividend that is 25 basis points higher than the one-year LIBOR rate in effect on the last day of the calendar month for which the preferred return is approved.  The Company has also agreed to set aside an annual amount equal to 10% of our net profits earned for any year, after subtracting from profits the quarterly Series A Preferred Unit dividends paid, for distribution to our Series A Preferred Unit holders.

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

The Class A Common Units have voting rights.

9.  Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the nine months ended September 30, 2014 and 2013 were $48.6 thousand and $54.4 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2013.  No profit sharing contribution has been made or approved for the nine months ended September 30, 2014.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2014 and December 31, 2013, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	September 30, 2014	December 31, 2013
Undisbursed loans	$155	$802
Standby letter of credit	$1,873	$1,873

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at September 30, 2014 and December 31, 2013, are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2014 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$13,380	$13,380		$--	$--	$13,380
Loans, net	133,775	--		--	135,737	135,737
FINANCIAL LIABILITIES:
Bank borrowings	$94,788	$--	$		$93,352	$93,352
Notes payables	49,038	--		--	49,695	49,695
Other financial liabilities	30	--		--	31	31

	Fair Value Measurements at December 31, 2013 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$7,483	$7,483	$--	$--	$7,483
Loans, net	146,519	--	--	146,810	146,810
FINANCIAL LIABILITIES:
Notes payables	$99,904	$--	$--	$98,467	$98,467
Bank borrowings	47,667	--	--	48,601	48,601
Other financial liabilities	82	--	--	82	82

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2014 and December 31, 2013.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2014 and December 31, 2013.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2014:
Collateral dependent loans (net of allowance and discount)	$--	$--	$6,190	$6,190
Foreclosed assets	--	--	5,463	5,463
	$--	$--	$11,653	$11,653

Assets at December 31, 2013:
Collateral dependent loans (net of allowance and discount)	$--	$--	$6,029	$6,029
Foreclosed assets	--	--	3,308	3,308
	$--	$--	$9,337	$9,337

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

Impaired loans
(net of allowance and discount)
Balance, December 31, 2013	$6,029
Re-classifications of loans from Level 3 into Level 2	--
Allowance and discount, net of discount amortization	175
Additions	2,112
Deletions	(2,126)
Loan advances	--
Balance, September 30, 2014	$6,190

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2014 are summarized below (dollars in thousands):

Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling cost	10% (10%)
Impaired Loans	$6,190	Internal evaluations	Discount due to age of appraisal	0% - 10% (2.60%)
		Internal evaluations	Discount due to title dispute	0% - 50% (7.41%)

Foreclosed assets	$5,463	Discounted appraised value	Selling cost	10% - 20% (14.01%)
		Internal evaluations	Discount due to market decline	0% - 47% (20.81%)

12.  Segment Information

Reportable Segments

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management, personnel proficiencies, and marketing strategies.

There are two reportable segments: finance company and broker-dealer.  The finance company segment uses funds from the sale of debt securities, operations, and loan participations to originate or purchase mortgage loans. The broker-dealer segment sells debt securities and other investment products, as well as providing investment advisory services, to generate fee income.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Intersegment revenues and expenses are accounted for at amounts that assume the transactions were made to unrelated third parties at the current market prices at the time of the transactions.

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the nine month period ended September 30, 2014 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$6,892	$86	$6,978
Intersegment revenue	--	525	525
External non-interest expenses	3,479	744	4,223
Intersegment non-interest expenses	525	--	525
Segment net profit (loss)	(397)	(133)	(530)
Segment assets	153,517	313	153,830

Revenue
Total revenue of reportable segments	$7,503
Intersegment revenue	(525)
Consolidated revenue	$6,978

Non-interest expenses
Total non-interest expenses of reportable segments	$4,748
Intersegment non-interest expenses	(525)
Consolidated non-interest expenses	$4,223

Profit
Total loss of reportable segments	$(530)
Interesegment profits	--
Consolidated net loss	$(530)

Assets
Total assets of reportable segments	$153,830
Segment accounts receivable from corporate office	(55)
Consolidated assets	$153,775

13.  Subsequent Event

On October 9, 2014, the Company filed a Form S-1 registration statement with the SEC to register $85 million of Class 1 Notes, which will replace the Class A Note offering.  The Class 1 Notes are unsecured.  There will be two series of Class 1 Notes, a Fixed and Variable Series, both of which will be offered with terms similar to the Fixed and Variable Series currently offered under the Class A Note registration.  As of the date of this filing, the SEC had not yet declared the offering effective.

On October 10, 2014, the Company filed the S-1 with FINRA to enable MP Securities to act as the primary selling agent of the Class 1 Notes.  As of the date of this filing, MP Securities had not yet received a no objection letter authorizing it to sell the Class 1 Notes.

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

•

if we take ownership of a property as part of a foreclosure action when a borrower defaults on one of our mortgage loan investments, we could be required to write-down the value of a real estate owned asset and record a charge to our earnings if the value of the property declines further after we take title to the property;

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

The following discussion and analysis compares the results of operations for the three month periods ended September 30, 2014 and September 30, 2013 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

	Three months ended		Comparison
	September 30,
	2014	2013	$ Difference	% Difference
Interest income:
Interest on loans	$2,178	$2,454	$(276)	(11%)
Interest on interest-bearing accounts	12	23	(11)	(48%)
Total interest income	2,190	2,477	(287)	(12%)
Interest expense:
Borrowings from financial institutions	623	645	(22)	(3%)
Notes payable	484	503	(19)	(4%)
Total interest expense	1,107	1,148	(41)	(4%)
Net interest income	1,083	1,329	(246)	(19%)
Provision (credit) for loan losses	15	(185)	200	(108%)
Net interest income after provision for loan losses	1,068	1,514	(446)	(29%)
Non-interest income	92	79	13	16%
Non-interest expenses:
Salaries and benefits	613	916	(303)	(33%)
Marketing and promotion	26	21	5	24%
Office operations	317	331	(14)	(4%)
Foreclosed assets, net	36	(148)	184	(124%)
Legal and accounting	120	186	(66)	(35%)
Total non-interest expenses	1,112	1,306	(194)	(15%)
Income (loss) before provision for income taxes	48	287	(239)	(83%)
Provision for income taxes	4	4	--	0%
Net income (loss)	$44	$283	$(239)	(84%)

During the three months ended September 30, 2014, we reported net income of $44 thousand, which was a decrease of $239 thousand over the third quarter  of 2013.  The decrease in net income from the third quarter of 2013 is primarily attributable to a decrease in the average yield on our interest earning assets as well as an increase in provisions for loan losses and net foreclosed asset expenses.   These factors were offset by a decline in non-interest expenses for the quarter as compared to the previous year’s quarter ended September 30, 2013.  During the 3rd quarter of 2013, the Company accrued discretionary bonus accruals for its management and staff based upon the Company’s achievement of profitability motives for the year.  For the quarter ended September 30, 2014, the Company accrued no bonus expenses.  The Company recorded a profit for the 3rd quarter of 2014 primarily due to this reduction in non-interest expense and core profitability of its mortgage loan investments.

As compared to the third quarter of 2013, interest income decreased by $287 thousand as a result of a decrease in the mortgage loan assets held in our loan portfolio as well as a decrease in the yield earned on our interest-earning assets (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  Our average interest-earning loans decreased by $4.2 million from the three months ended September 30, 2013 as compared to the three months ended September 30, 2014.  This decrease occurred due to several loan participation sales made during the quarter, as well as replacement loan fundings that were delayed until the fourth quarter of 2014.  We also earned additional interest during the third quarter of 2013 related to accelerated amortization of deferred fees from loan sales, interest payments on non-collateral dependent loans, and the amortization of discounts on troubled debt restructurings.  Several of these loans have since been reclassified as collateral dependent and, as such, do not earn interest.  Interest income earned on interest-bearing accounts with other institutions decreased solely due to a decline in the yield on those assets.

Total interest expense decreased by $41 thousand as compared to the third quarter of 2013 primarily due to the decrease in the average balance of borrowings from financial institutions from $101.3 million for the three months ended September 30, 2013 to $97.8 million for the three months ended September 30, 2014. These borrowings decreased due to regular monthly principal payments on our primary credit facility as well as a $2.5 million dollar paydown in September 2014 to remain compliant with the collateralization requirements on our borrowings required by the facility. The interest paid on our investor notes has also decreased, but this is due to the decrease in the average rates paid on these notes (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations Net Interest Income and Net Interest Margin”).  The average balance of investor notes has increased since the three months ended September 30, 2013, as we have facilitated the transition of the marketing and sale of our investor notes to our wholly-owned subsidiary, MP Securities. MP Securities sold $3.6 million of our debt securities to new investors during the quarter, and as a result, our note balances have increased by $1.4 million since December 31, 2013.

For the three month period ended September 30, 2014, net interest income decreased by $246 thousand, or 19%, from the three month period ended September 30, 2013.  Net interest income after provision for loan losses decreased by $446 thousand for the quarter ended September 30, 2014 over the three months ended September 30, 2013.  For the quarter ended September 30, 2014, we recorded a provision for loan losses of $15 thousand, compared to recording a credit for loan losses of $185 thousand for the the three months ended September 30, 2013.  Our provision was related to a troubled debt restructuring we performed during the third quarter, while the credit in the prior year was related to a principal payment made on one of our impaired loans,  as well as a reduction in general reserves.

We had other income of $92 thousand in the third quarter of 2014 primarily due to $38 thousand in advisory fees and commissions earned by MP Securities, $27 thousand in servicing fee income, and $25 thousand in gains on loan sales.  MP Securities’ income has increased by $34 thousand over the third quarter of 2013 as we have increased the services provided by our broker-dealer subsidiary.  Hiring a new investment advisor at MP Securities has also allowed us to expand its client base.  In addition, servicing fee revenue has increased by $10 thousand from the third quarter of the prior year due to selling $6.4 million in loan participations over the last twelve months.  While we earned $25 thousand in additional gains on loan sales during the third quarter of the prior year, the increase in MPS activity and loan servicing during the three months ended September 30, 2014 led to an increase in other income of $16 thousand from the three months ended September 30, 2013.

Non-interest operating expenses for the three months ended September 30, 2014 decreased by $194 thousand over the same period ended September 30, 2013, a decrease of 15%.  This decrease is due to a decrease in salaries and benefits expenses of $303 thousand as we recorded a large bonus accrual in the third quarter of 2013 that we did not accrue for the three month period ended September 30, 2014.  We also recorded $66 thousand less in professional fees, mainly due to significant consulting expenses incurred during the third quarter of 2013 related to the resignation of our former Chief Executive Officer.  These decreases were offset by $184 thousand in additional net foreclosed asset expenses.  While we realized $206 thousand in gains on the sale of foreclosed assets during the third quarter of the prior year, we did not sell any foreclosed assets during the third quarter of 2014.  In addition, we incurred expenses related to the management of our foreclosed assets during the three months ended September 30, 2014, as compared to the three month period ended September 30, 2013.

Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013

	Nine months ended		Comparison
	September 30,
	2014	2013	$ Difference	% Difference
Interest income:
Interest on loans	$6,744	$7,110	$(366)	(5%)
Interest on interest-bearing accounts	32	67	(35)	(52%)
Total interest income	6,776	7,177	(401)	(6%)
Interest expense:
Borrowings from financial institutions	1,864	1,933	(69)	(4%)
Notes payable	1,421	1,544	(123)	(8%)
Total interest expense	3,285	3,477	(192)	(6%)
Net interest income	3,491	3,700	(209)	(6%)
Provision (credit) for loan losses	236	(177)	413	(233%)
Net interest income after provision for loan losses	3,255	3,877	(622)	(16%)
Non-interest income	202	133	69	52%
Non-interest expenses:
Salaries and benefits	1,754	2,055	(301)	(15%)
Marketing and promotion	74	82	(8)	(10%)
Office operations	935	977	(42)	(4%)
Foreclosed assets, net	796	(188)	984	(523%)
Legal and accounting	422	531	(109)	(21%)
Total non-interest expenses	3,981	3,457	524	15%
Income (loss) before provision for income taxes	(524)	553	(1,077)	(195%)
Provision for income taxes	6	12	(6)	(50%)
Net income (loss)	$(530)	$541	$(1,071)	(198%)

During the nine months ended September 30, 2014, we reported a net loss of $530 thousand, which was a decrease of $1.1 million over the first three quarters of 2013. Our loss in 2014 is primarily attributable to provisions for loan losses and provisions for losses on foreclosed assets taken during the second quarter of 2014.  For our real estate owned assets, we regularly evaluate these properties to ensure that the recorded value is supported by its current market value.  If the property has declined in value, a charge to foreclosed asset expense is made.  When the foreclosed property is sold, a gain or loss is recognized for the difference between the sales proceeds and the carrying amount of the property.  We have also experienced a decrease in net interest income as our interest-earning assets have decreased from prior year, and the yield earned on those assets has also declined.

The decrease in our total interest income as compared to the prior year is due to a decrease in the balance of our loan portfolio, a decrease in the yield on our assets, and a decrease in the average balance of cash held in interest-earning accounts with other financial institutions.  Our average interest-earning loans decreased by $4.7 million from the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2014.  This decrease has occurred due to several loan participation sales during the year, as well as replacement loan fundings that were delayed until the fourth quarter of 2014. In addition, the yield on loans has declined as several of our non-collateral dependent restructured loans, which earn interest on a cash basis and through discount amortization, have been reclassified as collateral dependent and are no longer earning interest.  The average balance in interest-earning accounts decreased by $2.1 million from the prior year, resulting in a decrease of $35 thousand in the interest earned on these accounts.

Total interest expense decreased by $192 thousand as compared to the first three quarters of 2013 primarily due to the decrease in the average balance of notes payable from $49.1 million for the nine months ended September 30, 2013 to $47.5 million for the nine months ended September 30, 2014.  Our institutional borrowings have also decreased as we have made regular monthly principal payments and a $2.5 million additional principal paydown during the nine month period ended September 30, 2014.  The $1.6 million decline in the average balance of our investor notes outstanding at September 30, 2014, as compared to September 30, 2013, was primarily due to investor suitability restrictions which prevented a significant number of our Class A Note investors from making additional investments in thes notes.  Certain suitability and concentration limits imposed by FINRA rules and our Class A Notes Prospectus restrict the ability of some of our current investors to renew or make investments in our Class A Notes. We have focused our efforts on marketing these debt securities to new investors.  Our wholly-owned subsidiary, MP Securities, has assumed responsibility for the sale and marketing of our investor notes, which has substantially increased sales of our debt securities to new investors and, as a result, we experienced an increase in note sales during the second and third quarters of 2014, resulting in an increase in the notes payable balance of $1.4 million as compared to December 31, 2013.

For the nine month period ended September 30, 2014, net interest income decreased by $209 thousand, or 6%, from the nine month period ended September 30, 2013.  Net interest income after provision for loan losses decreased by $622 thousand for the nine months ended September 30, 2014 over the nine months ended September 30, 2013.  In the first half of 2014, we recorded a provision for loan losses of $236 thousand, compared to recording $177 thousand in credits for loan losses for the the nine months ended September 30, 2013.  Our provision was primarily the result of recording specific reserves on one loan participation interest that became collateral dependent during the second quarter of 2014.  A new appraisal on the property securing this loan revealed that the collateral value on the loan was below our recorded investment.  Our review of the other impaired loans in our portfolio did not reveal the need to record additional provisions for loan losses.  Conversely, we recorded credits for loan losses during the nine months ended September 30, 2013 as we reduced general reserves and received a large principal paydown on one of our collateral dependent loans.

We received other income of $202 thousand in the first three quarters of 2014 primarily due to $85 thousand in advisory fees and commissions earned by MP Securities and $75 thousand in servicing fee income.  MP Securities’ income has increased by $62 thousand as compared to the first nine months of 2013 as we have increased the services provided by our broker-dealer subsidiary.  Hiring a new investment advisor at MP Securities has also allowed us to expand the client base it serves.  Servicing fee revenue has increased by $34 thousand from the prior year due to selling $6.4 million in loan participations over the last twelve months.  These factors, along with gains on loan sales of $31 thousand and lending fee income of $11 thousand led to a total increase in other income of $72 thousand from the prior year.

Non-interest operating expenses for the nine months ended September 30, 2014 increased by $524 thousand over the same period ended September 30, 2013, an increase of 15%.  This increase is due entirely to an increase in net foreclosed asset expenses of $984 thousand.  While we earned $59 thousand in additional rental income from our properties, and had $108 thousand less in repair and maintenance expenses due to the recovery of some prior expenses through insurance, we recorded $899 thousand in provisions for losses on our foreclosed assets. Due to a lack of buyer interest in four of our properties, the listing prices on these assets were reduced, causing us to record reserves to account for the lowered prices.  We may experience additional declines in our foreclosed assets depending on the market’s response to the new listing prices.  Offsetting the increase in foreclosed assets expense was a  $301 thousand decrease in salaries and benefits expense that was primarily due to a decrease in bonus accruals in 2014 as the Company has experienced year to date net losses.  Legal and accounting fees decreased by $109 thousand as we experienced increased fees in 2013 related to the sale of one of our foreclosed assets, as well as consulting fees related to engaging an Interim Manager in Charge after the departure of our former Chief Executive Officer.

Net Interest Income and Net Interest Margin

Historically, our earnings have primarily depended upon the difference between the income we receive from interest-earning assets, which consist principally of mortgage loan investments and interest-earning accounts with other financial institutions, and the interest paid on our debt securities and credit facility borrowings. This difference is net interest income. Net interest margin is net interest income expressed as a percentage of average total assets.

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$11,349	$12	0.41%	$11,348	$23	0.79%
Interest-earning loans [1]	134,058	2,178	6.45%	138,266	2,454	7.04%
Total interest-earning assets	145,407	2,190	5.97%	149,614	2,477	6.57%

Non-interest-earning assets	11,654	--	--%	9,942	--	--%
Total Assets	157,061	2,190	5.53%	159,556	2,476	6.23%

Liabilities:
Public offering notes – Class A	39,876	381	3.79%	37,562	382	4.04%
Public offering notes – Alpha Class	--	--	--%	311	2	2.24%
Special offering notes	3,383	34	4.00%	6,472	82	5.06%
International notes	350	3	3.59%	422	4	3.36%
Subordinated notes	5,232	63	4.81%	2,692	31	4.56%
Secured notes	308	3	2.87%	251	2	2.85%
Borrowings from financial institutions	97,830	623	2.53%	101,320	645	2.52%

Total interest-bearing liabilities	$146,979	1,107	2.99%	149,030	1,148	3.06%

Net interest income		1,083			1,329
Net interest margin [2]			2.74%			3.30%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $145.4 million during the three months ended September 30, 2014, from $149.6 million during the same period in 2013, a decrease of $4.2 million or 3%. The average yield on these assets was 5.97% for the three months ended September 30, 2014 as compared to 6.57% for the three months ended September 30, 2013.  The average yield decrease is due mainly to additional deferred fee amortization related to a large loan participation sale made during the third quarter of 2013, which temporarily increased the loan yield for the quarter; the loans we sold during the third quarter of 2014 did not have nearly as much in related deferred fee amortization.  In addition, we experienced a decrease in the cash collected on non-collateral dependent impaired loans and on the amortization of discounts associated with troubled debt restructurings.  The increase in yield is also related to the decrease in the interest rates earned on interest-earning accounts held with other institutions.  We have transferred some of our cash to accounts with other institutions in order to reduce our concentration of funds held at ECCU.

Average non-interest earning assets increased from $9.9 million for the three months ended September 30, 2013 to $11.7 million at September 30, 2014.  This increase is due primarily to the reclassification of several loans to collateral-dependent status, in which interest payments are recorded as a reduction in principal rather than interest income.  Yield on average assets decreased from 6.23% for the three months ended September 30, 2013 to 5.53% for the three months ended September 30, 2014.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $147.0 million during the three months ended September 30, 2014, from $149.0 million during the same period in 2013. The average rate paid on these liabilities decreased to 2.99% for the three months ended September 30, 2014, from 3.06% for the same period in 2013. This decrease is due primarily to a decrease in the rates paid on our Class A Notes, as the underlying rates for these notes have decreased by 25 basis points over the prior year.

Net interest income for the three months ended September 30, 2014, was $1.1 million, which was a decrease of $246 thousand, or 19%, for the same period in 2013.  Net interest margin decreased 56 basis points to 2.74% for the quarter ended September 30, 2014, compared to 3.30% for the quarter ended September 30, 2013.

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in Thousands)
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$8,239	$32	0.51%	$10,354	$67	0.86%
Interest-earning loans [1]	136,639	6,744	6.60%	141,330	7,110	6.73%
Total interest-earning assets	144,878	6,776	6.25%	151,684	7,177	6.33%

Non-interest-earning assets	11,901	--	--%	10,117	--	--
Total Assets	156,779	6,776	5.78%	161,801	7,177	5.93%

Liabilities:
Public offering notes – Class A	37,518	1,087	3.88%	38,512	1,185	4.11%
Public offering notes – Alpha Class	41	--	0.63%	938	28	3.98%
Special offering notes	4,141	136	4.37%	7,616	265	4.65%
International notes	388	10	3.51%	378	10	3.47%
Subordinated notes	5,067	181	4.77%	1,510	54	4.78%
Secured notes	304	7	2.88%	123	2	2.74%
Borrowings from financial institutions	98,710	1,864	2.53%	102,342	1,933	2.52%

Total interest-bearing liabilities	$146,171	3,285	3.00%	151,419	3,477	3.07%

Net interest income		3,491			3,700
Net interest margin [2]			2.98%			3.06%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $144.9 million during the nine months ended September 30, 2014, from $151.7 million during the same period in 2013, a decrease of $6.8 million or 4%. The average yield on these assets decreased to 6.25% for the nine months ended September 30, 2014 from 6.33% for the nine months ended September 30, 2013.  The average yield decrease is due mainly to additional deferred fee amortization related to a large loan participation sale made during the third quarter of 2013, which temporarily increased the loan yield for the quarter; the loans we sold during the third quarter of 2014 did not have nearly as much in related deferred fee amortization.  In addition, we experienced a decrease in the cash collected on non-collateral dependent impaired loans and on the amortization of discounts associated with troubled debt restructurings.

The yield on interest-earning loans for the nine months ended September 30, 2014 decreased to 6.60% from 6.73% for the nine months ended September 30, 2013.  Yield on average assets decreased from 5.93% for the nine months ended September 30, 2013 to 5.78% for the nine months ended September 30, 2014.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $146.2 million during the nine months ended September 30, 2014, from $151.4 million during the same period in 2013. The average rate paid on these liabilities decreased to 3.00% for the nine months ended September 30, 2014, from 3.07% for the same period in 2013. This decrease is due primarily to a decrease in the rates paid on our Class A Notes, as the underlying rates for these notes have decreased by 25 basis points over the prior year.

Net interest income for the nine months ended September 30, 2014, was $3.5 million, which was a decrease of $210 thousand, or 6%, for the same period in 2013.  Net interest margin decreased 8 basis points to 2.98% for the nine months ended September 30, 2014, compared to 3.06% for the nine months ended September 30, 2013.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for our interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), and changes in interest rates (rate).

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$--	$(11)	$(11)
Total loans	(41)	(235)	(276)
	(41)	(246)	(287)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	23	(24)	(1)
Public offering notes – Alpha Class	(1)	(1)	(2)
Special offering notes	(33)	(15)	(48)
International notes	(1)	--	(1)
Subordinated notes	30	2	32
Secured notes	1	--	1
Other	(22)	--	(22)
	(3)	(38)	(41)
Change in net interest income	$(38)	$(208)	$(246)

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(12)	$(23)	$(35)
Total loans	(134)	(232)	(366)
	(146)	(255)	(401)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(30)	(68)	(98)
Public offering notes – Alpha Class	(15)	(13)	(28)
Special offering notes	(114)	(15)	(129)
International notes	--	--	--
Subordinated notes	127	--	127
Secured notes	5	--	5
Other	(69)	--	(69)
	(97)	(95)	(192)
Change in net interest income	$(49)	$(160)	$(209)

Financial Condition

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

			Comparison
	2014	2013	$ Difference	% Difference
	(Unaudited)	(Audited)
Assets:
Cash	$13,380	$7,483	$5,897	79%
Loans receivable, net of allowance for loan losses of $2,487 and $2,856 as of September 30, 2014 and December 31, 2013, respectively	133,775	146,519	(12,744)	(9%)
Accrued interest receivable	598	607	(9)	(1%)
Property and equipment, net	87	120	(33)	(28%)
Debt issuance costs, net	41	31	10	32%
Foreclosed assets, net	5,463	3,308	2,155	65%
Other assets	431	347	84	24%
Total assets	$153,775	$158,415	$(4,640)	(3%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$94,788	$99,904	$(5,116)	(5%)
Notes payable	49,038	47,667	1,371	3%
Accrued interest payable	7	14	(7)	(50%)
Other liabilities	600	887	(287)	(32%)
Total liabilities	144,433	148,472	(4,039)	(3%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(3,882)	(3,281)	(601)	18%
Total members' equity	9,342	9,943	(601)	(6%)
Total liabilities and members' equity	$153,775	$158,415	$(4,640)	(3%)

General.  Total assets decreased by $4.6 million, or 3%, between December 31, 2013 and September 30, 2014.  This decrease was primarily due to a decrease in loans receivable.

During the nine month period ended September 30, 2014, gross loans receivable decreased by $13.1 million, or 9%.  This decrease is due to the sale of $6.3 million in loan participations, the transfer of $3.3  million in loans to foreclosed assets, and the sale of $541 thousand in whole loans. We also experienced $12.9 million in principal paydowns and loan payoffs, however, these paydowns were offset by $9.7  million in new loan originations.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while two loans that represent less than 0.1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.29% at September 30, 2014 and 6.33% at December 31, 2013.

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

Some non-accrual loans are considered collateral dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had eleven nonaccrual loans as of September 30, 2014 and December 31, 2013.  We  hold a participation interest in one loan totaling $751 thousand for which ECCU acts as a lead lender and servicer which is involved in litigation relating to a mechanic’s lien claim made by a contractor.  We are continuing to monitor the litigation initiated by ECCU regarding this participation interest and have been advised by our lead lender that it believes it has reasonable grounds to support its claims to priority rights in the collateral and for recoveries, if necessary, against the title company and closing agent for this loan.  We have recorded an allowance of $292.6 thousand against this loan participation interest.

Since June 2011, the Company has acquired 11 properties through foreclosure proceedings or by reaching Deed in Lieu of Foreclosure agreements with our borrowers. We have sold several of these properties and currently own or hold a partial interest in seven foreclosed assets.    One of these properties was acquired in January of 2014 pursuant to a Deed in Lieu of Foreclosure agreement.  This property has a net carrying value of $900 thousand, which includes a valuation allowance of $270 thousand.We also acquired on property in July 2014 in satistfaction of a loan participation interest.  This property has a carrying value of $2.1 million.  No valuation allowance has been recorded on this property.  We have experienced $3.0 million in total charge-offs since June 2011.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	September 30, 2014	December 31, 2013

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$751	$2,000
Troubled Debt Restructurings[2]	7,199	5,261
Other Impaired Loans	--	555
Total Collateral Dependent Loans	7,950	7,816

Non-Collateral Dependent:
Delinquencies over 90-Days	--	2,555
Other Impaired loans	--	--
Troubled Debt Restructurings	6,210	8,546
Total Non-Collateral Dependent Loans	6,210	11,101

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	14,160	18,917
Foreclosed Assets[3]	5,463	3,308
Total Non-performing Assets	$19,623	$22,225

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.
[2] Includes $1.2 million of restructured loans that were over 90 days delinquent as of September 30, 2014 and December 31, 2013.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At September 30, 2014, we had ten restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  In addition, we had one non-restructured loan that was over 90 days past due.  As of September 30, 2014, we had seven foreclosed properties valued at $3.4 million, net of an  $899 thousand total valuation allowance against the properties.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At September 30, 2014 and December 31, 2013, the allowance for loan losses was $2.9 million.  This represented 1.8% of our gross loans receivable at September 30, 2014 and 1.9% of our gross loans receivable at December 31, 2013.

	Allowance for Loan Losses
	as of and for the

	Nine months ended		Year ended
	September 30,		December 31,
	2014	2013	2013
Balances:	($ in thousands)
Average total loans outstanding during period	$147,143	$151,459	$150,828
Total loans outstanding at end of the period	$137,579	$147,887	$150,688
Allowance for loan losses:
Balance at the beginning of period	$2,856	$4,005	$4,005
Provision charged to expense	236	(177)	9
Charge-offs
Wholly-Owned First	53	1,018	1,076
Wholly-Owned Junior	--	--	--
Participation First	531	--	--
Participation Junior	--	--	--
Total	584	1,018	1,076
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs	584	1,018	1,076
Accretion of allowance related to restructured loans	21	53	82

Balance	$2,487	$2,757	$2,856

Ratios:
Net loan charge-offs to average total loans	0.40%	0.67%	0.71%
Provision for loan losses to average total loans[1]	0.16%	(0.12)%	0.01%
Allowance for loan losses to total loans at the end of the period	1.81%	1.86%	1.90%
Allowance for loan losses to non-performing loans	17.56%	15.90%	15.10%
Net loan charge-offs to allowance for loan losses at the end of the period	23.48%	36.92%	37.68%
Net loan charge-offs to Provision for loan losses[1]	247.46%	(575)%	11,956%

Borrowings from Financial Institutions.  At September 30, 2014, we had $94.8 million in borrowings from financial institutions.  This is a decrease of $5.1 million from December 31, 2013.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension as well as a $2.5 million principal payment made to remain compliant with the collateralization requirements on the facilities.

Notes Payable.  Our investor notes payable consist of debt securities sold under a registered national offering as well as notes sold in private placements.  These investor notes had a balance of $49.0 million at September 30, 2014, which was an increase of $1.4 million from December 31, 2013.  While we sell our Class A Notes through our wholly-owned affiliate, MP Securities, these note sales are subject to certain suitability requirements imposed by FINRA rules  that restrict the ability of some of our current investors to renew or make investments in the notes.  Marketing efforts from sales personnel at MP Securities have expanded our customer base and resulted in new Class A Note sales.  We have also increased sales efforts for our special note offerings and Series 1 Subordinated Capital Notes.  We anticipate the growth of our note sales to continue as we hire additional sales personnel.

Members’ Equity.  Total members’ equity was $9.3 million at September 30, 2014, which represents a decrease of $598 thousand from $9.9 million at December 31, 2013.  This decrease comprises $527 thousand in net losses for the nine months ended September 30, 2014 and $71 thousand of dividends related to our Series A Preferred Units, which require quarterly dividend payments.  We are also required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders as we have experienced a net loss for the nine months ended September 30, 2014, there was no accrual for these payments have been made for the three month period ended September 30, 2014. We did not repurchase or sell any ownership units during the nine months ended September 30, 2014.

Potential Recoveries of Reserves Established for Loan Losses

During the quarter ended June 30, 2014, the Company established a valuation reserve of $899 thousand on four of its real estate owned properties and set aside an additional $207 thousand in provisions for loan losses on its mortgage loan investments.   Since 2009, the Company’s net earnings have been significantly impacted by provisions for loan losses, recoveries of reserves, and adjustments made to reserves for losses on foreclosed assets.  The Company believes, but can grant no assurances, that it will be able to successfully resolve a foreclosure litigation matter involving one of its real estate owned parcels that is subject to a mechanics lien claim made by a construction contractor against the lead lender in a foreclosure action involving one of our mortgage loan investments.

The Company holds a 64.8% loan participation interest in a $4.17 million church mortgage loan that is the subject of a mortgage foreclosure action filed by ECCU, which acts as the lead lender, originator and servicer of the loan.  ECCU provided bridge financing to a church which enabled the church to refinance its existing mortgage and pay certain construction site costs that had been completed prior to the funding of the mortgage refinancing transaction (the “Refinance Transaction”).  After the refinancing transaction had been consummated, a contractor filed a a mechanics lien and a multi-count complaint for damages and foreclosure against ECCU.  ECCU has filed a Counter-claim for Mortgage Foreclosure and other relief relating to a parcel of real estate on which the church is located.

Because the contractor had entered into a Construction Agreement with the church which pre-dated the recordation of the ECCU mortgage dated March 4, 2008, the contractor has alleged that its mechanics lien is in a first priority position with respect to the church parcel and has priority over ECCU’s mortgage interest.  ECCU has vigorously contested the contractor’s foreclosure claim and has asserted that the bridge financing transaction was consummated for the purpose of refinancing prior existing mortgages on the parcel, payoff certain pre-construction costs that had been completed prior to funding the loan and provide bridge financing to the church until a permanent loan was agreed upon.  By providing the church with a mortgage refinancing loan, ECCU asserts that it is entitled to priority over the mechanics lien under applicable court decisions which apply the doctrine of equitable subrogation, thereby enabling the lender that advances money to pay someone else’s debt for which there exists a lien, to step into the shoes of the prior secured lender with the expectation of receiving an equal lien in priority in the secured asset.

In its initial Memorandum Decision and Order dated December 27, 2013, the Court ruled that the contractor’s Motion for Summary Judgment as to the priority of its mechanics lien was granted and deemed to have priority over ECCU’s mortgage.  On May 2, 2014, ECCU filed a Motion to Reconsider the Court’s Order Regarding Priority of Liens and on June 26, 2014, the Court heard arguments from counsel and reviewed briefs and memoranda submitted by the parties.  In its ruling, the Court granted ECCU’s Motion to Reconsider, vacated its prior Order and Opinion and further denied Motions for Summary Judgment filed by both ECCU and the contractor. The Court further noted that genuine issues of fact remain unresolved and set a hearing date to establish a discovery schedule.  Because the Company holds a 64.8% loan participation interest in the church parcel that is the subject of the foreclosure proceedings, the Company has carefully monitored the value of the church facility which serves as collateral for the ECCU mortgage loan.  The Company also holds a 64.8% partial REO interest in four other properties which were the subject of separate foreclosure actions filed by ECCU against the church.  The Company has taken $292.6 thousand in provisions for loan losses against the primary church parcel that is the subject of the foreclosure proceedings and has taken an additional $629.3 thousand in provisions for losses against four partially owned REO properties it holds that were successfully foreclosed upon by ECCU.

ECCU has advised us that its attorneys believe that there is a substantial basis for its priority claim and reasonable possibility for obtaining a successful outcome in the foreclosure proceedings.  We have also been advised by ECCU that it believes that the title insurance company and closing agent for the Refinance Transaction has a duty to indemnify ECCU for any loss that ECCU may suffer due to an unfavorable ruling, if granted by the Court.

Based upon our review of the litigation pleadings in the foreclosure action, title policy and related loan closing documents for the $4.17 million loan transaction, the Company believes, but can grant no assurances, that it will be able to recoup a substantial portion of the valuation allowances it has previously recorded against four partially owned REO assets that it obtained in foreclosure proceedings against the church and partial interest in the mortgage loan that is the subject of foreclosure proceedings relating to the church’s primary worship facility.  If the Company is successful in resolving this claim, the Company will be able to recoup a substantial portion of the losses previously taken on these mortgage loan investments.

Liquidity and Capital Resources

September 30, 2014 vs. September 30, 2013

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and investor notes. Management believes that the Company maintains adequate sources of liquidity to meet its liquidity needs.  Nevertheless, if we are unable to continue our offering of Class A Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, and we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

The sale of our debt securities is a signicant component in financing our mortgage loan investments.  We have increased our marketing efforts related to the sale of privately placed special offering notes and we believe that the sale of these notes will enable the Company to meet its liquidity needs for the near future.  The Company filed a new Registration Statement with the SEC to register $75 million of its Class A Notes that was deemed effective as of October 11, 2012. We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes.  By offering the Class A Notes and privately placed investor notes, the Company expects to increase its investment in mortgage loans and thereby generate increased interest income.  We also plan on selling participations in a portion of those mortgage loan investments.  The cash gained from these sales will be used to originate additional loan investments or to fund operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the nine months ended September 30, 2014, our investors renewed their debt securities investments at a 47% rate, which represented an increase from the 38% renewal rate over the nine months ended September 30, 2013.  The renewal rate dropped during the initial three month period after the SEC and FINRA approved our Class A Note offering in October 2012 as we began to implement the suitability requirements and overconcentration limits imposed on investors by FINRA rules and the terms of the Company’s Class A Notes Prospectus.  We have addressed the challenges imposed by FINRA’s suitability rule by offering other securities products to our investors, locating new investors for our Class A Notes and expanding the products and services that

MP Securities will offer to our investors.   As a result, we have increased our renewal rate to an adequate level, and we have been able to broaden our investor base, identify eligible new investors and substantially increase the amount of funds raised from new investors in our debt securities..  Our notes payable balance increased by $1.4 million as compared to December 31, 2013.  Coupled with $5.7 million in loan participation sales, this has stabilized our liquidity.

The net increase in cash during the nine months ended September 30, 2014 was $5.9 million, as compared to a net increase of $624 thousand for the nine months ended September 30, 2013, an increase of $5.3 million. Net cash provided by operating activities totaled $118 thousand for the nine months ended September 30, 2014, as compared to net cash provided by operating activities of $455 thousand for the same period in 2013. This decrease in net cash provided by operating activities is attributable primarily to the paydown of other liabilities during 2014.

Net cash provided by investing activities totaled $9.7 million during the nine months ended September 30, 2014, as compared to $8.3  million provided during the nine months ended September 30, 2013, an increase in cash of $1.4 million. This increase is related to a decrease in loan originations.  While we received $15.3 million less in cash from loan sales and paydowns, we used $18.1 million less in cash to originate or purchase loans during the nine months ended September 30, 2014.

Net cash used by financing activities totaled $3.9 million for the nine month period ended September 30, 2014, a decrease in cash used of $4.2 million from $8.1 million used in financing activities during the nine months ended September 30, 2013. This difference is primarily attributable to an increase in sales of our notes payable.  Cash used in paying down our borrowings from financial institutions increased as we made a $2.5 million principal paydown on our primary credit facility in September 2014. During the first nine months of 2013, we made $510 thousand in additional principal payments.

At September 30, 2014, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $13.4 million, an increase of $5.9 million from $7.5 million, at December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2014.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of the nine month period ended September 30, 2014, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows other than those discussed in Part I. Item 2. “Potential Recoveries of Reserves Established for Loan Losses.”

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
10.31	Networking Agreement dated October 6, 2014, by and between Ministry Partners Securities, LLC and Evangelical Christian Credit Union (**)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the three months period ended September 30, 2014 and 2013; (ii) Consolidated Balance Sheets as of September 30, 2014 and  December 31, 2013; (iii) Consolidated  Statements of Cash Flows for the three months ended September 30, 2014 and 2013; and (iv) Notes to Consolidated Financial Statements.

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

Dated:November 14, 2014

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ James H. Overholt
James H. Overholt,
Chief Executive Officer