Form 10-Q/A
period 2014-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2014-11-18
CIK 944130

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

Explanatory Note

On November 14, 2014, Ministry Partners Investment Company, LLC filed its quarterly report on Form 10-Q for its calendar quarter ended September 30, 2014 (the “Third Quarter Form 10-Q”).  The Company hereby amends the Third Quarter Form 10-Q to correct a scrivener’s error on page 21 of the Company’s Third Quarter Form 10-Q under the list of exhibits.   No other Amendments or changes are or were made to the Third Quarter Form 10-Q, which is set forth herein in its entirety.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

3

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

Dated:November 18, 2014

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ James H. Overholt
James H. Overholt,
Chief Executive Officer