Form 10-K
period 2014-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2015-03-31
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of December 31, 2008 (the last date any sale or exchange was made of our Class A common units), the aggregate market value of the registrant’s Class A common units held by non‑affiliates was $1,809,572.   The registrant has sold no Class A common units within the past sixty days and there is no public market value for the registrant’s Class A common units.  The number of Class A common units outstanding, as of March 30, 2015, was 146,522.

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

In recent years, we have developed the capability to originate and service loans ourselves and an increasing proportion of our portfolio is now originated and serviced by us.  As of December 31, 2014, we owned a total of 140 mortgage loans, with an outstanding principal balance of $135.4 million.  As of the date of this Report, we service 119 of these mortgage loan interests.  The average loan balance for our mortgage loan investments is $967 thousand and our loans have a weighted average life to maturity period of 5.8 years at December 31, 2014.  Substantially all of our business operations currently are conducted in California and our mortgage loan investments are primarily concentrated in California.

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

Commencing on January 15, 2015, MPF will serve as the custodian of the pledged assets held for investors in our Secured Investment Notes offering pursuant to the terms and conditions of a Loan and Security Agreement entered into by and between the Company and MPF dated December 31, 2014.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. Effective as of July 14, 2010, MP Securities was qualified to transact business in the State of California.  On March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  Since 2011, MP Securities has received approval to act as a Resident Insurance Producer d/b/a Ministry Partners Insurance Agency, on a fully disclosed basis with a clearing firm, and to provide registered investment advisory services.  MP Securities also acts as the selling agent for our various note offerings in addition to offering a broad scope of investment services.

We are a California limited liability company and our principal executive offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720 and our website address is www.ministrypartners.org.

Our Business

We are a non-bank financial services company that conducts business on a national scope.  We were organized for the specific purpose of assisting evangelical Christian churches and organizations by providing financing for the acquisition, development and/or renovation of churches or church-related properties, and provide Christian investors the opportunity to participate in funding those projects.

The religious loan market segment has grown dramatically over the years since our inception and both the size of the loans and the number of qualified borrowers in this sector has steadily increased. Prior to the 2008 global financial crisis that adversely affected real estate values in certain regions of the United States, the size of the church and ministry mortgage financing market in the United States was estimated to range between $20 billion and $40 billion annually.  While post-crisis estimates of the size of this market have been difficult to obtain, we believe that the demand for ministry loans originated and serviced by niche lenders to churches and ministries will continue to exceed available lending and financing sources for this sector. We base our belief on our past experience with making loans to this market segment and on information we have obtained through contact with sources in the industry.  We believe that the availability of lenders serving this market has been somewhat unpredictable as larger financial institutions expand, contract or vacate this niche market during periods of expansion or contraction.  As a financial services company that has specialized in assisting these organizations since we commenced operations in 1991, we believe that the lack of predictable financing sources for evangelical Christian churches and organizations presents us with a significant opportunity.  In addition, we believe that lenders that are active in the market for church loans appear to have tightened their credit standards.  As a result of improved market conditions, we believe that the secondary market for church and ministry loans, including the sale of loan participation interests in mortgage loan investments we underwrite and originate, presents us with significant new business opportunities.

Because the financial base and resources of church and ministry organizations have grown larger and these organizations increasingly employ more sophisticated accounting and budgetary practices, financial institutions that do not normally originate religious loans are now willing to participate in or purchase loans in this market segment. As a result, a limited but robust secondary market for these loans has developed among financial institutions, especially credit unions, and we have expanded our operations in this market. We have accessed this market by creating alliances with several third party commercial mortgage broker networks as well as creating a direct participation network consisting of loan funds, credit unions and other financial institutions.

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

Although in recent years we have primarily relied on credit facilities made available by institutional lenders to fund a substantial portion of our mortgage loan investments, we are pursuing a strategy over the next few years that we believe will enable us to transition to a more diverse mix of financing sources.  Our strategy includes the sale of debt securities to institutional and high net-worth investors collateralized by specific mortgage loans, expanded efforts to generate capital and leverage our mortgage loan investments through the sale of loan participation interests to other financial institutions and expanding the sale of our debt securities through the efforts of our wholly-owned broker-dealer firm, MP Securities.

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

During 2014, we (i) maintained our net interest margin at 3.03% through both the origination of high quality loans and recognition of deferred loan fee income resulting from the sale of loan participations; (ii) foreclosed on one asset resulting in a partial charge-off of $465 thousand; (iii) experienced losses of $2.4 million related to declining values of some of our real estate owned assets; (iv) entered into network selling agreements with ECCU and America’s Christian Credit Union, a Glendale, California based credit union, whereby our wholly-owned affiliate MP Securities provides brokerage services to their clients; (v) doubled our other income through the sale of loan participations, the servicing of loans for other credit unions and CUSOs, and commissions and fee income generated by MP Securities; (vi) reduced our recorded investment in impaired loans through improved collections and careful management of the real estate owned assets and non-performing assets, as well as the transfer of some impaired loans to foreclosed assets; and (vii) continued to implement a strategy designed to diversify our revenue sources through the hiring of experienced staff that will allow us to pursue expansion of the services and investment products that our wholly-owned affiliate, MP Securities, will be able to offer.

Our net loss of $1.9 million for 2014 is related entirely to provisions for losses taken on some of our real estate owned assets and provisions for loan losses we recorded for the year.  Without these provisions, the Company was successful in maintaining our net interest margin while generating gains on loan sales, increasing our servicing income, commission and fee income. In addition, we were able to reduce our other expenses in 2014.  For 2015, we intend to continue our efforts to leverage our loan portfolio by selling loan participation interests in our mortgage loans, improve the profitability of our broker-dealer and registered investment advisory subsidiary, improve the profitability of our core business assets, ramp up our mortgage lending initiatives and continue our efforts to successfully manage and monitor our real estate assets and delinquent loans in our loan portfolio.

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

As a result of our increased focus on originating our own loans, we originated $26.9 million and $32.7 million in loans during the years ended December 31, 2014 and 2013, respectively, as compared to $9.7 million and $4.7 million in loans during the years ended December 31, 2012 and 2011, respectively.  As a result of our efforts to expand underwriting, servicing and loan administration services which we began to implement several years ago, the Company now has the capacity, capability and underwriting experience to originate substantially all of our mortgage loan investments.

Servicing

ECCU has been making mortgage loans for ministry related projects for over 40 years and has originated and currently provides loan servicing arrangements for more than $1.1 billion in mortgages held by investors.  Based upon ECCU’s experience in underwriting and servicing church and ministry related mortgage loans, we have entered into a servicing agreement with ECCU for some of our mortgage loan investments.  As of December 31, 2014, ECCU was servicing 18 loans for us, totaling approximately $26.6 million in loan principal outstanding.  As of December 31, 2013, ECCU was servicing 26 loans for us totaling $33.0 million in loan principal outstanding.  As of December 31, 2014, we also own approximately $2.9 million in mortgage loan investments which are being serviced by America’s Christian Credit Union, a Glendora, California based credit union.

Our core processing system along with our loan administration personnel give us the capability to service loans for ourselves and other institutions.  As of December 31, 2014, we were servicing 119 loans out of a total of 140 loans, totaling approximately $105.9 million in loan principal outstanding, net of participations sold.  These loans totaled approximately $131.6 million in gross loan principal balance outstanding at December 31, 2014.  Even accounting for the cost of adding new staff and refining our systems to increase our loan servicing capacity, we expect to achieve significant decreases in costs by servicing our loan portfolio over the next several years.

Our servicing capability also represents the operational foundation of our loan participation strategy, which will enable us to produce recurring servicing revenue from loan participations sold. We sold participations in 13 loans during the year ended December 31, 2014, which resulted in $71 thousand in gains on loan sales as well as an increase of $45 thousand in servicing fee income.  Our technology platform enables us to process, record, transmit and account for all financial and operational data for the benefit of other credit unions, finance lenders, churches, financial institutions and investors. With these additional capabilities, we believe we will be able to continue to expand our loan servicing capabilities.

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

Construction Loans

Construction loans may be made to finance the construction or restoration of facilities for schools, worship facilities or ministry related purposes.  These loans normally will have a final maturity that will not exceed five years, with a construction draw period that will not exceed 12 months.  In most instances, construction loans are interest-only on the outstanding balance drawn for construction.  Under our Church and Ministry Loan Policy, the maximum loan to value ratio for a construction loan is 90%.  As of December 31, 2014, we had $261 thousand of construction loans outstanding.

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

Due to our enhanced ability to originate and service our own loans, our investment in loan participations has been significantly reduced.  As of December 31, 2014, approximately $23.3 million, or 17% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions, including ECCU.  For the year ended December 31, 2013, approximately $28.7 million, or 19% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions.

Line of Credit

We may make line of credit arrangements available to borrowers to meet their temporary working capital needs.  The term of such arrangements typically will not exceed one year and will provide for minimum interest payments during the term of the loan.  For loans made to members of credit unions that are secured by real property, accounts receivable, and/or inventory, the maximum loan to value ratio is 90% based upon the current value of the collateral.  As of December 31, 2014, we had $575 thousand in unfunded line of credit commitments as compared to $802 thousand in unfunded line of credit commitments at December 31, 2013.

Letters of Credit

Under our Church and Ministry Loan Policy, we are authorized to issue letters of credit granting the person named in the letter the right to demand payment from us for up to a specified amount provided the conditions set out in the letter are met.  We require that a letter of credit be fully secured by funds on deposit or restricted funds on a line of credit with a draw period on the line of credit that meets or exceeds the draw period on the letter of credit.  As of December 31, 2014, we had $1.4 million in outstanding letter of credit commitments.

Our Loan Policies

When we launched the Company, we relied upon ECCU to originate and underwrite a sufficient supply of mortgage loans made to churches, schools, ministries and other non-profit corporations to purchase land, develop facilities, construct or renovate worship facilities or refinance existing indebtedness.  Because ECCU has been making mortgage loans for ministry related projects for over 40 years and has extensive experience in underwriting church and ministry related mortgage loans, for most of our history we purchased substantially all of our loans from ECCU.  However, in recent years we have expanded our operations to include our own independent loan origination and underwriting activities.  Our loan underwriting process involves a review and analysis of the church or ministry’s financial operation, the strength of the organization’s leadership team, prior history, financial capability, value of collateral and general creditworthiness.

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

•	Subject to the foregoing discussion, the following tables demonstrate and confirm our compliance with these loan limit policies:

AGGREGATE CONCENTRATION LIMITS
(dollars in thousands)
	Policy	Year Ended			Year Ended
	Limit	December 31, 2014			December 31, 2013

	% of Tangible Net Worth (TNW)	Number of Loans	Unpaid Balance	% of TNW	Number of Loans	Unpaid Balance	% of TNW
Construction Loans	200%	1	$261	3.3%	2	$774	7.8%
Junior Liens	200%	11	8,166	102.7%	12	9,930	99.9%
Unsecured Loans	100%	5	158	2.0%	3	109	1.1%

SINGLE BORROWER CONCENTRATION LIMITS
(dollars in thousands)
	Policy	Year Ended			Year Ended
	Limit	December 31, 2014			December 31, 2013

	% of Tangible Net Worth (TNW)	Number of Loans Over Limit	Unpaid Balance	% of Portfolio	Number of Loans Over Limit	Unpaid Balance	% of Portfolio
Unsecured Loans to One Borrower	10%	--	$158	0.1%	--	$109	0.1%
Loans to One Borrower	25%	22	56,148	41.5%	17	46,608	30.9%

LARGEST SINGLE BORROWER EXPOSURES
(dollars in thousands)
	Policy	Year Ended		Year Ended
	Limit	December 31, 2014		December 31, 2013

	% of Tangible Net Worth (TNW)	Aggregate Unpaid Balance	% of TNW	Aggregate Unpaid Balance	% of TNW
Largest Real Estate Secured Loan	25%	$5,016	63.1%	$4,395	44.2%
Largest Unsecured Loan	10%	76	1.0%	61	0.6%
Largest Single Borrower	25%	5,016	63.1%	4,395	44.2%

As of December 31, 2014 and 2013, respectively, we were in compliance with our policy on aggregate concentration limits for construction loans, junior liens and unsecured loans, as well as our policy limit for unsecured loans to one borrower. Our portfolio included 22 loans at December 31, 2014 and 17 loans at December 31, 2013 that exceeded our policy limits for loans made to one borrower.  All of the aforementioned loans exceeding policy limits were originated or purchased in compliance with our policy, which allows our managers or the Company’s Loan Investment Committee to approve certain exceptions.

Of the 22 loans that were out of compliance at December 31, 2014, eight were approved as exceptions by our Board of Managers or our Loan Investment Committee and one loan was originally purchased by MPF under a different policy that existed for MPF at the time and was subsequently transferred to us as part of the liquidation of one of our credit facilities.  The remaining 13 loans migrated out of compliance solely due to a decline in our tangible net worth since the loans were purchased or originated, which was mainly the result of increased provisions for loan losses and losses taken on our foreclosed assets.  We believe the risk presented by these 13 loans that have migrated out of compliance with our policy on limiting loans to a single borrower which exceed 25% of our tangible net worth will be mitigated by focusing on efforts to successfully manage the impaired loans in our portfolio.  Our lending team is also focusing on originating smaller loans and plans to continue to do so in the future.  The average outstanding balance of loans receivable in our portfolio has decreased from $1.1 million at December 31, 2013 to $967 thousand at December 31, 2014.  We have also used loan participation sales to reduce the risk of originating relatively large loans and have sought to include credit unions located in the borrower’s local community to serve as the credit union of record which holds at least a 10% interest in the loan.

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

Our cash and loan investments as of December 31, 2014 and 2013 are set forth below:

	December 31,
	(dollars in thousands)
	2014	2013
Assets:
Cash	$17,251	$7,483
Loans receivable, net of allowance for loan losses of $2,454 and $2,856 as of December 31, 2013 and 2012, respectively	131,586	146,519
Accrued interest receivable	562	607

Set forth below are the amounts we invested in each loan category for the years ended December 31, 2014 and 2013, respectively:

	Year Ended December 31, (dollars in thousands)
	2014		2013
Loans to evangelical churches and related organizations	Amount	% of Portfolio	Amount	% of Portfolio
Real estate secured	$134,982	99.7%	$149,805	99.4%
Construction	261	0.2%	774	0.5%
Unsecured	158	0.1%	109	0.1%

Total	$135,401	100.0%	$150,688	100.0%

At December 31, 2014, we had no loans that are considered individually material (10% of net assets or greater) to our financial operations.

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

Please see the discussion under Item 7. “Management Discussion and Analysis of Financial Condition −  Results of Operations” for information regarding our historical interest costs, interest income and yields realized on our mortgage loan investments for the years ended December 31, 2014 and 2013.

Loan Maturities

The following table sets forth the future maturities of our gross mortgage loan portfolio at December 31, 2014:

	Dollar Amount of Mortgage Loans
	Maturing During Year (in thousands)
Mortgage Loan Portfolio at:	2015	2016	2017	2018	2019	After 2019	Total
December 31, 2014	$30,387	$19,583	$17,162	$13,447	$8,118	$46,704	$135,401

Included in the table above are 85 adjustable rate loans.  These loans, totaling approximately $69.1 million, are due in 2021 or later.

Diversification of Our Mortgage Loan Portfolio

The following table sets forth, as of December 31, 2014 and 2013, each state in which: (i) the unpaid balance of our mortgage loans was 10% or more of the total unpaid balance of our loan portfolio; and (ii) the number of our loans was 10% or more of our total loans:

	California
	(dollars in thousands)
	2014	2013

Unpaid Balance of Loans	$32,257	$44,652
Percent of Total Loans	23.82%	29.63%

Number of Loans	36	44
Percent of Total Loans	25.71%	31.88%

	Texas
	(dollars in thousands)
	2014	2013

Unpaid Balance of Loans	$11,878	$16,224
Percent of Total Loans	8.77%	10.77%

Number of Loans	6	9
Percent of Total Loans	4.29%	6.52%

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

During 2014, we entered into loan participation agreements to sell $13.1 million of loan participations to several credit unions.    During 2013, we entered into loan participation agreements to sell $9.9 million of loan participations to several credit unions.

Performance and Monitoring of our Loan Portfolio

As of December 31, 2014, 18 of our 140 mortgage loan investments are serviced by ECCU and subject to ECCU’s collection policies.  Under the terms of our servicing agreement with ECCU, we monitor each mortgage loan or participation interest we acquire to ensure full payments are received as scheduled.  We also receive monthly reports from ECCU regarding our mortgage loan investments, including delinquent loan status reports.  For the loans that we service, we monitor payment receipts and delinquency.  We produce status reports on these loans similar to those which we receive from ECCU.  These status reports are included in monthly and quarterly reports management prepares for our Board of Managers.

Impaired Loans

An impaired loan is defined as a loan on which, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans include delinquent loans, loans on non-accrual status and all restructured loans, regardless of the loans’ interest accrual status. We use the terms “impaired loan” and “non-performing loan” interchangeably in the discussion below.

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

We "charge off" or "write off" a loan against our allowance or reserve for loan losses when we believe the uncollectability of the loan balance is confirmed. In most cases, this directly correlates to the completion of foreclosure proceedings on the collateral.  Prior to June 2011, we had never had a loan charge-off.  We recorded our first loan charge-off in June 2011 and recorded two additional charge-offs in 2012.  In 2013, we recorded a $978 thousand charge-off against an impaired loan.  In 2014, we recorded $544 thousand in charge-offs against three impaired loans.  We also recorded two partial charge-offs in 2013 totaling $98 thousand and one partial charge-off in 2014 for $40 thousand when we wrote down the principal balance of those loans.

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

We report a mortgage loan as delinquent if it is 90 days or more in arrears. At December 31, 2014, 1.35% of our portfolio was delinquent.  At December 31, 2013, 3.02% of our loan portfolio was delinquent.  We have adopted a proactive approach in responding to delinquencies in our loan portfolio. For loans which we act as the lead lender, we make direct contact with the borrower within ten (10) days of an initial late payment. If the situation progresses to 30 days or more, we follow up with an onsite visit to discuss the borrower’s circumstances and how the borrower can bring the loan current.

In the event that an acceptable workout of a delinquent mortgage cannot be reached, we, or ECCU for any loans it services for us, will generally proceed with a foreclosure proceeding on any collateral securing the loan.  As of December 31, 2014, ECCU has initiated a foreclosure action on one mortgage loan in which we hold a participation interest, representing $751 thousand in outstanding indebtedness. Since inception, we have had ten mortgage loan investment losses that resulted in charge-offs, four of which occurred during the year ended December 31, 2014.  As of December 31, 2014, our real estate owned properties had a net value of $3.9 million, which includes a valuation allowance of $2.4 million on the properties.

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

The following is a summary of our non-performing mortgage loans at December 31, 2014, and 2013, respectively (dollars in thousands):

	2014		2013

Non-accrual loans	$8,805	(1)	$17,609	(2)
Loans 90 days or more past due and still accruing	--		--
Restructured loans on accrual status	3,181		1,308
Total non-performing loans	$11,986		$18,917

Non-performing loans as a percentage of total loans	8.9%		12.6%

(1) Includes $8.1 million of restructured loans on non-accrual status.
(2) Includes $15.1 million of restructured loans on non-accrual status.

The Company had 8 nonaccrual loans as of December 31, 2014,  down from 12 nonaccrual loans at December 31, 2013.  For the years ended December 31, 2014 and 2013, $597 thousand and $621 thousand, respectively, of gross interest income would have been recorded had the non-accrual loans been current in accordance with their original terms.  Interest in the amount of $16 thousand and $82 thousand, respectively, was included in income for the years ended December 31, 2014 and 2013 on non-accrual loans through the accretion of loan discount related to the net present value of cash flows.  We monitor our non‑performing loans on an ongoing basis as part of our loan review and work‑out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral for collateral-dependent loans, or the present value of projected future cash flows.  As of December 31, 2014 and 2013, the Company did not have any loans past due 90 days and still accruing.

As of December 31, 2014, we held a 64.8% loan participation interest in a $4.17 million church mortgage loan that is the subject of a mortgage foreclosure action filed by ECCU, which acts as the lead lender, originator and servicer of the loan.  ECCU provided bridge financing to a church which enabled the church to refinance its existing mortgage and pay certain construction site costs that had been completed prior to the funding of the mortgage refinancing transaction.  After the refinancing transaction had been consummated, a contractor filed a claim for a mechanics lien and filed a multi-count complaint for damages and foreclosure against ECCU.  ECCU has filed a Counter-claim for Mortgage Foreclosure and other relief relating to a parcel of real estate on which the church is located.

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

In its initial Memorandum Decision and Order dated December 27, 2013, the Court ruled that the contractor’s Motion for Summary Judgment as to the priority of its mechanics lien was granted and deemed to have priority over ECCU’s mortgage.  On May 2, 2014, ECCU filed a Motion to Reconsider the Court’s Order Regarding Priority of Liens and on June 26, 2014, the Court heard arguments from counsel and reviewed briefs and memoranda submitted by the parties.  In its ruling, the Court granted ECCU’s Motion to Reconsider, vacated its prior Order and Opinion and further denied Motions for Summary Judgment filed by both ECCU and the contractor. The Court further noted that genuine issues of fact remain unresolved and set a hearing date to establish a discovery schedule.  Because the Company holds a 64.8% loan participation interest in the church parcel that is the subject of the foreclosure proceedings, the Company has carefully monitored the value of the church facility which serves as collateral for the ECCU mortgage loan.  We also hold a 64.8% partial REO interest in four other properties which were the subject of separate foreclosure actions filed by ECCU against the church.  As a result of the Court order, we have taken $292.6 thousand in provisions for loan losses against the primary church parcel that is the subject of the foreclosure proceedings and have taken an additional $629.3 thousand in provisions for losses against four partially owned REO properties we hold that were successfully foreclosed upon by ECCU.

ECCU has advised us that its attorneys believes that there is a substantial basis for its priority claim and reasonable possibility for obtaining a successful outcome in the foreclosure proceedings.  We have also been advised by ECCU that it believes that the title insurance company and closing agent for the refinance transaction has a duty to indemnify ECCU for any loss that ECCU may suffer due to a ruling, if granted by the Court, that ECCU’s mortgage has lower priority than the mechanics lien recorded against the church facility.

Based upon our review of the litigation pleadings in the foreclosure action, title policy and related loan closing documents for the $4.17 million loan transaction, we believe, but can grant no assurances, that we will be able to recoup a substantial portion of the valuation allowances previously recorded against four partially owned REO assets that were obtained in foreclosure proceedings against the church and partial interest in the mortgage loan that is the subject of foreclosure proceedings relating to the church’s primary worship facility.  If we are successful in resolving this claim, we will be able to recoup a substantial portion of the losses previously taken on this loan participation interest we acquired from ECCU.

As of December 31, 2014, we have recorded $132 thousand in interest payments received against the outstanding principal balance of the loan.  Our net investment in this loan participation interest, taking into account reserves and discounts, is $458 thousand.  We are actively working with ECCU, in its capacity as lead lender, to resolve all outstanding issues with respect to the foreclosure proceeding and minimize losses taken on this loan participation interest.

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

The following table shows the number and balance of restructured loans in our mortgage loan portfolio, as well as the percentage of our total portfolio those loans represented and the amount of allowance for loan losses associated with restructured loans at December 31, (dollars in thousands):

	2014	2013

Number of restructured loans	8	11
Balance of restructured loans	$11,235	$16,362
Percentage of loan portfolio	8.30%	10.86%
Allowance for loan losses associated with restructured loans	$1,378	$1,757
Discounts associated with restructured loans	$693	$679

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

Allowance for Loan Losses

We establish provisions for loan losses, which are charged to earnings, at a level reflecting estimated credit losses on our loan portfolio.  In evaluating the level of the allowance for loan losses, we consider the type of loan, amount of loans in our portfolio, adverse situations that may affect our borrowers’ ability to pay and estimated value of underlying collateral and credit quality trends (including trends in non-performing loans expected to result from existing conditions).  Until 2011, we had never recorded a charge-off on our mortgage loan investments.  As a result, we have a limited historical loss experience over the past few years to assist us in assessing estimated future losses.

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

At December 31, 2014 and 2013, our allowance for loan losses was $2.4 and $2.9 million, respectively, or 1.81% and 1.90%, respectively, of our total loan portfolio for the period.  The decrease in our allowance is due primarily to a $465 charge-off we recorded on one of our impaired loan when ECCU foreclosed on a property securing a loan in which we owned a participation interest.  Assessing the adequacy of our allowance for loan losses is inherently subjective as it requires us to make material estimates, including the amount and timing of future cash flows we expect to receive on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects all known and inherent credit losses in our mortgage loan portfolio as of December 31, 2014.

The following represents a breakdown of the components of our allowance for loan loss at December 31, (in thousands):

	2014	2013

Specific allowance related to loans in foreclosure	$293	$342
Specific allowance related to other impaired loans	1,061	1,200
Allowance based on net present value differences of restructured loans	316	570
General allowance	784	744
Total allowance	$2,454	$2,856

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

Employees

As of January 1, 2013, we entered into a staffing agreement with Automated Data Processing, Inc., which provides us with payroll and staffing services.  As of December 31, 2014, we had 20 full- or part-time employees.  None of our employees are covered by a collective bargaining agreement, and we believe that we have an excellent relationship with our employees and staff.

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

Tax Status

Effective with our conversion from a corporate form of organization to a limited liability company organized under the laws of the State of California on December 31, 2008, we have chosen to be treated as a partnership rather than a corporation for U.S. tax law purposes.  As a result, profits and losses will flow directly to our equity owners under the provisions of our governing documents.  If we fail to qualify as a partnership in any taxable year, we will be subject to federal income tax on our net taxable income at regular corporate tax rates.  As a limited liability company organized under California law, we are also subject to an annual franchise fee plus a gross receipts tax on our gross revenues from our California based activities if our gross revenues are in excess of $250 thousand per year.

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

As a broker-dealer firm, MP Securities is subject to regulation regarding sales methods, use of advertising materials, arrangements with clearing firms or exchanges, record keeping, regulatory reporting, conduct of managers, officers and employees and supervision.  To the extent MP Securities solicits orders from customers, it will be subject to additional rules and regulations governing sales practices and suitability rules imposed on member firms.  MP Securities also acts as a selling agent for the Company’s privately offered debt securities.  To the extent MP Securities participates in the offer and sale of the Company’s publicly and privately offered debt securities, it is required to comply with FINRA’s filing requirements for these offerings.  We believe that MP Securities has fully complied with its filing obligations as required under applicable FINRA, SEC and state securities laws.

Our wholly-owned subsidiary, MP Securities, is also required to maintain minimum net capital pursuant to rules imposed by FINRA.  In general, net capital is the net worth of the entity (assets minus liabilities) less any other imposed deductions or other charges.  If a member firm fails to maintain the required net capital it must cease conducting business and, if it does not do so, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA.  Under its Membership Agreement entered into with FINRA, MP Securities is required to maintain minimum net capital of the greater of $5,000 or one fifteenth its aggregate indebtedness.

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
•

limitations imposed under our credit facility arrangements and trust indenture agreements that contain restrictive and negative covenants that may limit our ability to borrow additional sums or sell our publicly and privately offered debt securities;

•	strength of the lenders from whom we borrow; and
•	borrowing limitations imposed under our credit facilities.

During the last five years, the size of the Company’s balance sheet has been reduced as a result of deleveraging our assets, a reduction in the total amount of debt securities we hold on our balance sheet, and pay-downs and/or pay-offs of institutional credit facilities we have relied upon, in part, to fund our business. An event of default, lack of liquidity or a general deterioration in the economy that affects the availability of credit may increase our cost of funding, make it difficult for us to renew or restructure our credit facilities and obtain new lines of credit. We are also susceptible to withdrawals by investors that hold our debt securities that can cause unexpected liquidity problems.

We are actively expanding our methods of raising capital, including seeking financing from institutional lenders, selling participations in our mortgage loan investments, and expanding the sales of our debt securities to institutional, individual, IRA and retail investors. If our strategy to raise additional capital through the sale of investor notes and debt securities is not viable, we will need to find alternative sources of borrowing to finance our operations. To the extent we are unable to raise the capital we need to implement our strategic objectives, we may have to sell assets, further deleverage our balance sheet, and reduce operational expenses, thereby reducing cash available to distribute to our equity and debt securities investors.

Our ability to raise capital and attract new investors in our debt securities depends on our ability to attract an effective sales force in our wholly-owned licensed broker-dealer firm.

Our wholly-owned subsidiary, MP Securities, commenced limited operations as a FINRA member broker-dealer in 2012.  Since that time, MP Securities has expanded the scope of services it provides to include all of our notes offerings, insurance products, and investment advisory services.   MP Securities has hired two new salespeople and a support staff member to facilitate its expanded business.  Our ability to attract new investors in our debt securities and increase the sale of our debt securities will depend, to a substantial degree, on our ability to assemble an effective sales team and to strategically recruit, retain and compensate the required personnel to assist us in this effort. If we are unable to recruit, retain and successfully motivate a qualified sales force at MP Securities, we may not be able to increase sales of the Company’s debt securities, strengthen our balance sheet and effectively utilize the investment in our core data processing and information systems we have implemented.

We depend on repeat purchases by a significant number of Holders to finance our business.

A significant percentage of the investors who purchase our debt securities purchase new notes after we repay their notes. Historically, a substantial proportion of our investors have purchased a new debt security from us when their notes mature. For the years 2008 – 2011, 76%, 79%, 57% and 73% of the investors that purchased a Class A Note had previously purchased one of our debt securities. For 2012, only 45% of the investors in our Class A Notes were repeat purchasers of our debt securities, primarily due to having to stop selling these notes for approximately six months while we sought approval from FINRA for MP Securities to sell our Class A Notes. In 2013, this rate fell to 34% due to suitability and overconcentration of investment restrictions that limit the number of investors who can purchase our securities. For the year ended December 31, 2014, the rate increased to 53%. There is no assurance that historical patterns of repeat purchases made by investors will resume or that the recent improvement in our reinvestment rate will continue in the future. If the rate of repeat investments made by previous investors declines, our ability to maintain or grow our asset base could be impaired.

Some of our debt securities investors may be unable to purchase the Notes due to FINRA’s investor suitability standards.

When handling sales of the Notes, MP Securities and its sales representatives must comply with FINRA’s “know your customer” and “suitability” guidelines which are designed to ensure that investors make investments that are appropriate given the age, investment experience, net worth, need for liquidity and mix of investments owned by the investor. Some of our investors who have invested in our debt securities in the past may not be able to invest in our debt securities due to these regulatory constraints. If MP Securities is unable to offer such investors a suitable investment alternative, we could see a reduction in total amount of debt securities we hold and rely upon, in part, to fund our mortgage loan investments, thereby making it difficult to grow our balance sheet.

Deterioration in real estate values and general economic conditions could lead to losses and reduced earnings.

For the year ended December 31, 2014, we reported a net loss of $1.9 million. While we reported a profit in 2013, our net earnings were due, in part, to the sale of three of our foreclosed assets during the year, which resulted in $345 thousand in gains on sale. During 2014, several of our non-performing assets decreased in value, resulting in $2.4 million in provisions for losses on foreclosed assets and $252 thousand in provisions for loan losses.  If we take ownership of a property as part of a foreclosure action when a borrower defaults on one of our mortgage loan investments, we could be required to write down the value of a real estate owned asset and record a charge to our earnings if the value of the property declines further after we take title to the property.  Further deterioration could lead to an increase in non-performing assets, increased credit losses, and reduced earnings.

Our growth is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to grow our balance sheet assets through the use of leverage. Our organizational and governing documents do not limit the amount of indebtedness which we may incur. A significant amount of our assets are pledged as collateral for borrowings. Our Board of Managers has overall responsibility for our financing strategy. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns. To the extent that we fail to meet our debt service obligations, we risk the loss of some or all of our assets to satisfy these debt obligations. There can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, or a financial loss if we are required to liquidate assets at a commercially inopportune time. At December 31, 2014, we had $143.8 million of total debt obligations. Of this amount, we owed $93.9 million under our institutional credit facilities and $49.9 million on our investor debt securities. Approximately

19%, 9% and 7% of our total debt obligations is payable in the years ending December 31, 2015, 2016 and 2017, respectively.

We have had fluctuating earnings.

As a mortgage financing lender, our profitability may be adversely affected by increasing provisions for losses relating to our loan portfolio. While the United States continues to recover from an economic crisis that has been characterized by high unemployment figures, residential and commercial foreclosures and restricted access to credit, many churches have been adversely impacted in their ability to meet their financial obligations. While we remained profitable during calendar years 2008 and 2009, we incurred net losses of $1.6 million and $1.0 million in calendar years 2010 and 2011, respectively, primarily due to increases in our allowance for loan losses and deleveraging of our balance sheet. With the successful refinancing of our primary credit facilities in November 2011 and improvement in the performance of our mortgage loan portfolio during 2012, we realized a profit of $417 thousand for 2012. We realized a profit of $592 thousand in 2013 as our mortgage loan portfolio performance remained stable in 2013 and we were able to sell three of our foreclosed assets for a gain during the year. Decreases in the value of collateral securing our collateral dependent loans and decreases in the value of some of our foreclosed assets primarily accounted for losses of $1.9 million during the year ended December 31, 2014. Since we have had fluctuating earnings over the last several years, we can give no assurances that we will be able to achieve and maintain consistent profits over the next few years.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

The continued effects of the economic recession that began in 2007 and subsequent deterioration in real estate values has adversely impacted the performance of our loan portfolio. Borrowers may be unable to repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. For the years ended December 31, 2014 and 2013, we recorded provisions for loan losses of $252 thousand, and $9 thousand, respectively. We recorded a credit for loan losses of $9 thousand for the year ended December 31, 2012. Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses.

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

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2014 and December 31, 2013, our non-performing assets (which consist of impaired loans and other real estate owned) totaled $15.9 million and $22.2 million, respectively, or 10.3% and 14.0% of total assets, respectively. At December 31, 2012, and December 31, 2011, our non-performing assets were $21.5 million and $24.3 million, respectively, or 12.9% and 13.5% of total assets, respectively. Nonperforming assets adversely affect our net income in the following ways:

•	We do not record interest income on collateral-dependent non-performing loans.

•	We must provide for probable losses through a current period charge to the provision for loan losses or provision for other real estate owned assets.

•	Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.

•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance and maintenance fees related to our other real estate owned.

•	The resolution of non-performing assets requires active involvement of our management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our results of operations and financial condition.

The U.S. financial markets that have in the past provided liquidity, securitization financing, short-term credit facilities and access to capital to fund investments in church mortgage loans have been adversely impacted by payment defaults of churches and ministries, increases in loan work-outs and restructurings for churches and ministry related borrowers, and has reduced the availability of short-term financing facilities to finance our business.

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

Our credit facilities require us to maintain excess collateral and to meet these minimum collateralization ratio requirements on these loans, our free assets may be materially reduced and our ability to meet our debt obligations materially impaired.

Our $87.3 million credit facility refinancing transaction entered into with the National Credit Union Administration Board as Liquidating Agent of Members United Corporate Federal Credit Union (the “MU Credit Facility”)  and $23.5 million credit facility refinancing transaction entered into with the NCUA (the “WesCorp Credit Facility Extension”), each dated November 4, 2011, require that we secure the facility with mortgage loans having an aggregate unpaid balance exceeding the unpaid balance of the credit facility. If at any time, we fail to maintain the required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to maintain the minimum collateralization ratio. Under our MU Credit Facility and WesCorp Credit Facility Extension, we are required to maintain a minimum collateralization ratio of at least 128% and 150%, respectively. As a result, the NCUA will retain all excess collateral until these credit facilities are repaid in full and we will not have this excess collateral available to pay our other obligations including our secured notes, Class A Notes, Class 1 Notes and other debt securities until we repay or retire the MU Credit Facility and WesCorp Credit Facility Extension.

As of December 31, 2014, we had pledged approximately $92.0 million and $29.9 million of our mortgage loans to secure the MU Credit Facility and the WesCorp Credit Facility Extension, respectively.  This represented a collateral deficiency of $2.9 million according to the terms of our agreement.  The NCUA has allowed us to use both cash and loans receivable to satisfy the collateralization ratio at December 31, 2014 and to pledge cash on a one-to-one basis in lieu of making a principal payment to satisfy the minimum collateralization ratio.  We have also been working with the NCUA in an effort to reduce the combined minimum collateralization ratio for these facilities.

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

In the event of a default under our MU Credit Facility or our WesCorp Credit Facility Extension, the lender has the right to foreclose on its collateral pursuant to the respective credit facility agreement and applicable commercial law. These laws do not require, and the permissible foreclosure procedures do not assure, that the collateral securing these loans will be sold or otherwise liquidated for an amount equal to its fair market value. Thus, in the event of foreclosure, there is no assurance the lender will realize proceeds from the collateral sufficient to repay the debt we owe. Moreover, because these credit facilities are recourse against the borrower, the respective lender generally has the right to pursue the borrower for any deficiency between the amount the borrower owes on the defaulted loan and the value the lender realizes from its liquidation of the collateral for the loan. Thus, our assets remaining after a foreclosure by a lender under our credit facilities may not be sufficient to repay our other debt, including the Notes.

We may not be able to finance our investments on a long-term basis with an institutional lender on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

In recent years, we have relied upon short-term credit facilities to finance a substantial portion of our mortgage loan investments. When we acquire mortgage loans that have a maturity term that exceeds the term of our institutional credit facilities, we bear the risk of being unable to refinance, extend or replace our primary credit facilities or otherwise finance them on a long-term basis at attractive terms or in a timely manner, or at all. If it is not possible or economical for us to finance such investments on attractive terms, we may be unable to pay-down our credit facilities or be required to liquidate the assets at a loss in order to do so. Our reliance on financing provided by institutional credit facility lenders may subject us to an obligation to make significant balloon payments upon maturity of our $87.3 million MU Credit Facility and $23.5 million WesCorp Credit Facility Extension on October 31, 2018. If we are unable to roll-over, extend, refinance or replace such credit facilities on attractive terms, we may have to rely upon less efficient forms of financing new investments, which will result in fewer loan acquisitions or originations of profitable mortgages and further deleveraging of our balance sheet and thereby reduce the amount of earnings available for distributions to our equity investors and funds available for operations and to meet our debt service obligations.

Our financing arrangements contain covenants that restrict our operations and any default under these arrangements would inhibit our ability to grow our business, increase revenue and make distributions to our equity investors.

Our financing arrangements contain restrictions, covenants and events of default. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. Any event of default may materially adversely affect us. In addition, these restrictions may interfere with our ability to obtain financing or engage in other business activities. Furthermore, our default under any of our financing arrangements could have a material adverse effect on our business, financial condition, liquidity and results of operations and our ability to make distributions to our equity investors.

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

In recent years, the financial services industry, credit markets and financing sources for ministry loans have been materially and adversely affected by reduced availability of liquidity. Reduced liquidity can particularly affect smaller lenders that have relied on short-term institutional credit facilities to enhance their liquidity needs. While we significantly improved our liquidity position through the successful refinancing of our MU Credit Facility and WesCorp Credit Facility Extension in late 2011, the sale of mortgage loan interests and foreclosed assets, the payoff of some of our mortgage loan investments, and an increase in note sales, we will need to monitor and successfully manage our liquidity requirements as necessary when redemption requests for our debt securities are received, or a debt security investment matures and is not re-invested in another debt security we may offer.

Our systems may experience an interruption or breach in security which could subject us to increased operating costs as well as litigation and other liabilities.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer and investor relationship management, general ledger, deposit, loan and other systems. The secure transmission of confidential information over the Internet and other electronic transmission and communication systems is essential to maintaining customer confidence in certain of our services. Security breaches, computer viruses, acts of vandalism and developments in computer capabilities could result in a breach or breakdown of the technology we use to protect customer information and transaction data. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of a borrower, investor or customer’s business or expose us to civil litigation and possible financial liability. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are beyond our control, such as unforeseen catastrophic events, cyber attacks, human error, change in operational practices of our system vendors, or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems, potentially resulting in data loss and adversely affecting our ability to process these transactions.

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

None of our equity owners are obligated to make additional contributions or loan us additional funds. However, they may do so on a voluntary basis and we may from time to time, in the future, request our equity owners to do so. In such event, one or more of our equity owners may be unwilling or unable to make voluntary additional capital contributions or loans because their financial capabilities are at the time impaired. Also, if an equity owner’s financial status is in the future deteriorated to the extent that they or their operations are ceased or otherwise come under the control of the Asset Management Assistance Center (AMAC), NCUA or other regulatory agency, it is unclear what rights, if any, that agency will have to exercise that owner’s membership rights in our company or, if it can exercise any such rights, the manner in which it will do so.

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

We believe the risks associated with our business are more severe during periods similar to those which we have recently experienced in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new Mortgage Loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, or renovation of their worship facilities. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our foreclosed assets and on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in such assets. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our equity investors.

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

As a registered broker-dealer and FINRA member, MP Securities is required to maintain registrations under the securities laws in those states in which it conducts business. Failure to maintain such state registrations would prevent MP Securities from originating securities in such states and supplementing our revenue with underwriting fees or commissions it receives in connection with securities it would otherwise sell in those states.

Our reputation, operating business and core strategic objectives could be adversely affected by regulatory compliance failures.

We rely on publicly offered debt securities to fund a substantial portion of our operations and, as a result, are subject to U.S. securities laws, rules, and regulations promulgated by the SEC and applicable state securities statutes. Our subsidiary, MP Securities, is subject to oversight from the SEC, FINRA, and the California Department of Business Oversight. To the extent MP Securities engages in securities activities in a particular state, state securities administrators will have jurisdiction over the activities of our broker-dealer affiliated entity. In addition, the real estate brokerage activities of MP Realty and our mortgage lending business are subject to various state regulatory authorities. The failure to comply with obligations imposed by any federal, state or other applicable regulatory authority binding on us or our subsidiaries or to maintain any of the licenses or permits required to be maintained by us could result in investigations, sanctions and reputation damage.

Risks Related to Our Mortgage Loan Investments

We are subject to risks related to prepayment of mortgage loans held in our portfolio, which may negatively impact our business.

Generally, our borrowers may prepay the principal amount of their mortgage loans at any time. Due to the Federal Reserve Board’s accommodative monetary policies, there is intense competition from financial institutions that are looking to make commercial loans at competitive rates to qualified borrowers. In addition, approximately 14% of the principal balance of our total mortgage loans will need to be refinanced during the year ending December 31, 2015. If a significant number of borrowers refinance their loans with another lender, our business and profitability could be adversely affected.

Increases in interest rates during the term of a loan may adversely impact a borrower’s ability to repay a loan at maturity or to prepay a loan.

If interest rates increase during the term of our loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Increasing interest rates may hinder a borrower’s ability to refinance our loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing or because the value of the property has decreased. If a borrower is unable to repay our loan at maturity, we could suffer a loss and we would not be able to reinvest proceeds in assets with higher interest rates. As a result, our financial performance and ability to make distributions to our equity owners could be materially adversely affected.

Although we seek to favorably match the interest rate return on our mortgage loan investments with our debt financing commitments, we are subject to significant interest rate risk.

Our investment and business strategy depends on our ability to successfully finance our investments in mortgage loans that provide a positive spread as compared to our cost of borrowing. A substantial portion of our loan investments provide for a fixed interest rate with a typical five year maturity. A significant portion of our borrowing arrangements with our note investors and credit facility lenders, however, provides for variable rates of interest that are indexed to short-term borrowing rates or fixed rates on short-term maturities. To mitigate our interest rate risks, we have entered into, and may enter into in the future, interest rate hedging transactions that include, but are not limited to, interest rate caps and interest rate swaps. The results of using these types of instruments to mitigate interest rate risks are not guaranteed, and as a result, the volatility of interest rates could result in reduced earnings or losses for us and negatively affect our ability to make distributions of earnings to our equity investors.

We are subject to the risks associated with loan participations, such as less than full control rights.

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control. As of December 31, 2014 and December 31, 2013, our investments included $23.3 and $28.7 million, respectively, in loan participations, representing 17% and 19% of our portfolio, respectively.

Church revenues fluctuate and may substantially decrease during times of economic hardship.

Generally, to pay their loans, churches depend largely on revenues from church member contributions. Donations typically fluctuate over time for a number of reasons, including, but not limited to, fluctuations in church leadership and membership, local economic conditions, including unemployment rates, credit conditions and local real estate markets.

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

Because two of our managers hold executive or board positions with our largest equity owner, they may, from time to time in their capacity as a manager of the Company, have a conflict of interest with the interests of that member.

The Chairman of our Board of Managers is a full time employee of ECCU and another manager is a director of ECCU.  Conflicts of interest may arise for these Managers between our interests and those of their affiliated credit union. Moreover, conflicts of interest are inherent in any transactions involving mortgage loans between us and their affiliated credit union. Because of their relationships, these Managers will face conflicts of interest in connection with various decisions they will make on our behalf, including, but not limited to:

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

We have also implemented a Related Parties Transaction Policy to which all of our Managers and officers must adhere. It provides, among other things, that certain related party transactions be approved by a majority of those Managers who are unrelated to the parties in the transaction.

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

We are among a limited number of non-bank financial institutions specialized in providing loans to evangelical churches and church organizations. Moreover, approximately 27% of our mortgage loan investments involve California borrowers or are secured by properties located in California, a market that has been negatively impacted by the collapse of the residential real estate market and decrease in real estate prices. Although there are a number of national and regional institutions making and/or investing in mortgage loans to churches and church related organizations, these loans are secured by special purpose facilities. As a result, if the properties securing such mortgages must be sold, there may be a limited number of buyers available for such properties. Nevertheless, we believe that there is a great deal of diversity in the types of not-for-profit organizations and entities that could be potential acquirers of properties of this nature, including, but not limited to, other churches, schools, clinics, community development agencies, universities and educational institutions, day care, social services, assisted living facilities and relief organizations.

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

Some loans in our investment portfolio have been restructured or may otherwise be at risk or under credit watch. Over the last three years, the number of churches that have requested or been granted loan modifications has been significantly higher than in our prior historical experience. Under current economic conditions, the credit performance of these modified loans may not conform to either historical experience or our expectations. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts due to us under the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan unless the value of the collateral securing the loan exceeds the carrying value of the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause one or more borrowers to become unable to make payments under their loans, we could be required to recognize impairment charges, which could result in a material reduction in earnings in the period in which the loans are determined to be impaired and may adversely affect, perhaps materially, our financial condition, liquidity and ability to make debt service payments and distributions to our equity owners.

Some of our mortgage loan investments currently are, and in the future may be, non-performing loans which are subject to increased risks relative to performing loans.

Some of the loans in our mortgage loan portfolio currently are, or in the future may be, a non-performing loan. Such loans may become non-performing if the church falls upon financial distress, the community or congregation the church serves suffers financial hardship or there is significant change in leadership of the church, in each instance, resulting in the borrower being unable to meet its debt service obligations to us. Such non-performing loans may require a substantial amount of work-out negotiations and restructuring efforts by our management team. These restructuring efforts may involve modifications to the interest rate, extension or deferral of payments to be made under the loan or other concessions. Even if a restructuring is successfully accomplished, a risk still exists that the borrower may not be able or willing to maintain the restructured payments or refinance the restructured mortgage at maturity.

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

The occurrence of any of these factors could severely impair the market value of the security for our mortgage loan investments. In the event of a default under a mortgage loan held directly by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. Foreclosure of a church mortgage can be an expensive and lengthy process, which could have a significant effect on our anticipated return on the foreclosed mortgage loan. Such delays can cause the value of the mortgaged property to further deteriorate. The properties also incur operating expenses pending their sale, including property insurance, management fees, security, repairs and maintenance. Any additional expenses incurred could adversely affect our ability to recover the full value of our collateral.

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

When we acquire properties through the foreclosure of one of our mortgage loan investments, we may recognize losses if the fair value of the real property internally determined upon such acquisition is less than the previous carrying amount of the foreclosed loan.

When we acquire a property through foreclosure, we value the property and its related assets and liabilities. We determine fair value based primarily upon discounted cash flow or capitalization rate assumptions, the use of which requires assumptions including discount rates, capitalization rates, and other third party data. We may recognize a loss if the fair value of the property internally determined upon acquisition is less than the previous carrying amount of the foreclosed loan. Until 2011, we had never foreclosed on a real estate mortgage we owned.

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

Competition may limit our business opportunities and our ability to operate profitably.

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

The renovations, refurbishment or expansion by a borrower of a mortgage property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a mortgage property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Such delays and cost overruns are often the result of events outside both our and the borrower’s control such as material shortages, labor shortages and strikes and unexpected delays caused by weather and other acts of nature. Also, environmental risks and construction defects may cause cost overruns, and completion delays. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of the borrower’s revenues making it unable to make payments on our loan. At December 31, 2014 and 2013, we held $261 thousand and $774 thousand, respectively, in construction loans.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our business offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720.

We currently rent our offices (approximately 4,970 square feet of rentable space) from ECCU under the terms of an Office Lease dated November 4, 2008.  In November 2013, we renewed the lease for a five year period.  The ECCU Office Lease agreement includes one additional option to renew for an additional five year term.  For 2013, our base rent was $10,437 per month.  In November 2013, under the terms of the renewal, our base rent decreased to $9,172 per month.  On March 6, 2012, MP Securities entered into an office lease for approximately 1,358 square feet of office space to open a branch office in Fresno, California.  The lease has a term of 36 months.  In February 2015, we negotiated a renewal of the lease for an additional three year term.  The lease extends through February 2018.  For 2015, the base rent for this branch office will be $2,064 per month.

As of December 31, 2014, we hold properties acquired through foreclosure with a net value of $3.9 million, which includes a reserve of $2.4 million on several of the properties.  Each property is valued based on its current listing price or most recent appraised value less anticipated selling costs, marketing costs and commissions.

A summary of the properties we have acquired through foreclosure is listed below:

•

Together with ECCU and another participating credit union, we acquired a school property in Palm Beach County, Florida pursuant to foreclosure proceedings.  With the agreement of the lead lender and other participating lenders, the property has been leased back to the school for a period of two years and the school has an option to purchase the property at a price of $5.3 million or the appraised value of the property, whichever is greater.  On March 11, 2015, ECCU has entered into a Purchase and Sale Agreement with a buyer to sell the property at a purchase price of $5.5 million.  The buyer has a forty five day inspection period to determine whether the property is acceptable for purchase.  No valuation allowance has been taken on this property.  We have included our interest in this property as a property held for sale with a carrying value of $1.4 million at December 31, 2014.

•

In August 2013, together with ECCU, we acquired four church properties located in Rockford, Illinois pursuant to a foreclosure proceeding.  These properties, along with one other which remains in foreclosure, secured a loan in which we own a 64.8% interest. The properties include several parcels of vacant land, an educational facility, a radio tower, and a training center.  We have included these properties as real estate owned assets for sale at an aggregate carrying value of $680 thousand at December 31, 2014, net of reserves of $1.0 million taken during the year ended December 31, 2014 as we have reduced the listing prices on the properties in order to sell them.

•

In January 2014, we acquired a property in Valencia, California as the result of a deed in lieu of foreclosure agreement we entered into with the borrower.  The property is approximately 35 acres of vacant land.  This property has a carrying value of $900 thousand at December 31, 2014, which includes a valuation allowance of $270 thousand.

•

In July 2014, together with ECCU and other participants, we acquired a church property located in Arlington, Texas.  The property includes land and a large church facility.  ECCU is engaged in actively marketing the property for sale.  Our portion of the property has a carrying value of $977 thousand at December 31, 2014, net of a valuation allowance of $1.1 million.

Listed in the chart below is a summary of foreclosure properties we hold, the city and state in which the property is located; our net investment in the loan at the time of foreclosure; the reserve or write-down amount of the property; and the current value after estimated selling costs (dollars in thousands):

Location of Real Estate Owned Asset	Net Investment in Loan at Time of Foreclosure	Valuation Allowance	Net Carrying Value
West Palm Beach, Florida	$1,374	$--	$1,374
Rockford, Illinois*	1,729	1,013	716
Santa Clarita, California	1,170	270	900
Arlington, Texas	2,089	1,112	977

Totals	$6,362	$2,395	$3,967

*  Properties include training center, farmland acreage, radio tower, school and office building.

As of December 31, 2014, our foreclosed real estate properties are valued at $3.9 million and are presented net of any valuation allowances.

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

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units (the “Series A Units”).  Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company.  As a result of the conversion, each share of our common stock immediately outstanding prior to the conversion date was converted into one fully paid and non-assessable unit of our Class A Units and each holder of our Class I and Class II Preferred Stock received one Series A Unit for each share of Class I and Class II Preferred Stock exchanged.  As of December 31, 2014, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Units were issued, with 12 holders of record.

Sale of Equity Securities by Issuer

During the year ended December 31, 2014, we did not sell Class A Units, Series A Units or equity units.

Purchases of Equity Securities by Issuer

During the year ended December 31, 2014, we did not purchase Class A Units or Series A Units.

Dividends and Distributions

Prior to our conversion from a corporation to a limited liability company, we paid regular dividends on our Class I and Class II Preferred Stock.  For 2014, we made no distributions to the holders of our Class A Units.

During 2014 and 2013, we made distributions on our Series A Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2014	2013

Fourth	$0.228	$0.585
Third	0.209	0.222
Second	0.198	0.233
First	0.199	0.649
Total distributions per Unit	$0.834	$1.689

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

In addition to quarterly dividends to our Series A Preferred Unit holders, we have also agreed to set aside funds for payment to the holders of the Series A Units in an amount equal to 10% of our net profits earned for any fiscal year, after subtracting the amount of quarterly Series A Dividends paid during such year.  This priority distribution of our net profits after payment of quarterly Series A Dividend will be made to holders of the Series A Units on a pro rata basis.  The balance of any profits, taking into consideration the preferred distribution to the holders of Series A Units, will be allocated to all holders of our Class A Units in proportion to their percentage interests in our Class A Units.  For the year ended December 31, 2013, we set aside $43.9 thousand in net profits to distribute to our Series A Unit holders.  This increased the distributions declared per Series A Unit for the fourth quarter by $0.37 per unit.  Because we had a net loss for the year ended December 31, 2014, no priority distributions were made to our Series A Unit holders.

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

Overview

We are a Brea, California-based business that was incorporated in 1991 as a credit union service organization whose mission is to make evangelical ministries more effective by providing ministries with Biblically-based, value-driven financial services and by providing funding services to the credit unions who serve these ministries.  We do this by originating and investing in mortgage loans made to churches, most of which are secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church organizations, including Christian schools, ministries and related organizations.  We have also recently expanded the scope of financial services we offer to the Christian evangelical community to include investment advisory services provided through our wholly-owned broker dealer subsidiary, MP Securities.

We are continuing to position the Company for future growth in the areas where we have historically been successful through our investments in church and ministry mortgage loans, while diversifying the sources of revenue generated by our business.  In order to take advantage of our market opportunities and maximize the value of our equity holders’ investment, we will continue to focus on:

•	improving liquidity and strengthening our balance sheet;

•	building capital while developing new financing sources;

•	increasing revenues through efforts to expand loan originations and servicing income from loans we originate, and through the sale of loan participation interests;

•	increasing our revenue from broker-dealer related services by offering a full array of wealth management products and services, including the offering of registered investment advisor capabilities;

•	continuing to recruit sales representatives, investment advisers and sales personnel that will help us make MP Securities a fee-generating source of revenue for the Company;

•	substantially increasing the sale of our investor debt securities, thereby enabling us to grow our balance sheet, generate new investment capital and supplement our liquidity funding sources;

•

managing and strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets, increasing cash flows from our borrowers and ultimately realizing the benefit of our investments;

•	prudently managing and carrying-out strategies for our real estate owned assets to minimize losses, or realize a gain where possible on these properties;

•

broadening the number of investors in our investor debt securities and effectively implementing strategies designed to ensure compliance with FINRA’s suitability and regulatory standards for investments made in our debt securities;

•	developing capital funding sources that are not dependent on the sale of mortgage-backed securities or institutional credit facilities; and

•	managing the size and cost structure of our business to match our operating environment and capital funding efforts.

For the year ended December 31, 2014, we incurred a net loss of $1.9 million.  While we generated net revenues of approximately $770 thousand from our core operations, we reported substantial losses on two loan participation interests held in our mortgage loan portfolio which were the subject of foreclosure proceedings.  After receiving updated market related information regarding the market value of these properties, thereby resulting in a write-down of the value of such properties on our financial statements, we recorded additional provisions on our REO properties.  One loan participation interest that subsequently became a real estate owned asset after foreclosure proceedings were completed accounted for 60% of the loss provisions we reported for the year ending December 31, 2014.

Despite the loss we reported for 2014, we have strengthened the profitability of our core earnings on our mortgage loan investments, expanded our pipeline of loans to be funded, substantially increased our liquidity and funding sources, successfully launched a new initiative designed to sell loan participation interests on a servicing retained basis, stabilized and increased the sale of our debt securities and positioned our wholly-owned subsidiary, MP Securities, to become an added source of revenue for the Company.  While our 2014 results have been primarily impacted by write-downs in the valuation of properties for two of our mortgage loan investments, we have seen significant improvement in the performance of our loan portfolio due, in part, to transitioning our loan underwriting strategy to originating and servicing substantially all of the loans we invest in. In addition, we are continuing to make significant investments in our broker-dealer infrastructure through strategic recruitment of key personnel while expanding our offering of products and services.

For the year ended December 31, 2014, the primary items affecting our operating performance were the following:

•

recording  $2.4 million in provisions for losses on foreclosed assets, related to declining values on real estate owned assets that served as collateral for one of the loan participation interests we acquired in 2008;

•	recording $252 thousand in provisions for loan losses, related mainly to one loan that became impaired during 2014 and was the subject of foreclosure later in the year;

•

the total amount of mortgage loans we held declined by $15.3 million resulting from payoffs of existing loans, launch of our loan participation sale program and efforts to match the funding of loans in our pipeline to cash available to fund these loans;

•	during the first quarter of 2014 we incurred a temporary decline in our liquidity which required us to delay the investment in new mortgage loans for a significant portion of the year;

•	an increase in loan participation sales which increased our gains on loan sales and servicing fee income;

•	additional investment in our broker-dealer subsidiary resulted in increased sales of our debt securities, increasing our note balances by $2.2 million and significantly improving our liquidity;

•	investments in our broker-deal subsidiary has also increased the external fee income it generates and allowed it to offer new products and services to a wider client base;

•

we were able to reduce salary and office operating expenses when contrasted to 2013 by deferring the hiring of additional sales staff for MP Securities and completion of compensation payment obligations entered into with our former Chief Executive Officer in 2013; and

•	we reduced other expenses in several key areas, including the expenses related to the ongoing management of our non-performing assets.

If we are able to implement the strategic plan and objectives outlined above, we expect to increase our core earnings on our total assets and improve the performance of our wholly-owned broker-dealer and investment advisory firm, MP Securities.  We also do not expect to incur significant losses on our non-performing real estate owned assets and non-performing loans that we experienced in 2014, which should allow us to return to profitability.  We expect to see further improvements in the quality of our mortgage loan investments as we replace our foreclosed properties and impaired loans with high quality loans receivable that we originate and service and as we continue to implement our transition to a more fully diversified financial services firm.

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

During 2014, in addition to regular principal payments, we made a $2.5 million principal reduction on our National Credit Union Administration Asset Management Assistance Center credit facilities.  Our total assets as of December 31, 2014 decreased to $153.9 million, as compared to $158.4 million at December 31, 2013.  Our total liabilities were $145.9 million at December 31, 2014, as compared to $148.5 million at December 31, 2013.

The following table sets forth selected measures of our financial performance for the years ended December 31, 2014 and 2013, respectively (dollars in thousands):

	2014	2013

Total income	$9,421	$9,641
Provision for loan losses	252	9
Provision for losses on foreclosed assets	2,431	13
Net income	(1,895)	592
Total assets	153,895	158,415
Borrowings from financial institutions	93,880	99,904
Notes payable	49,914	47,667
Total equity	7,950	9,943

2014 Developments

Performance of Loan Portfolio.  Despite competition for church and ministry loans from financial institutions that aggressively sought to make inroads into this niche market by enabling churches to refinance their mortgage loans at historically low interest rates, we originated $26.5 million in net loans in 2014 and rolled over $7.7 million of mortgage loans in our portfolio.  As part of our strategic decision to reposition our loan portfolio, we are focusing on originating loans consisting of lower balance loans made to ministries where we could achieve more favorable yields and avoid deteriorating our margins while reducing overall risk exposure to any one borrower.  We also sold participations in a number of loans, which further reduced our exposure.  Our average net loan balance decreased from $1.1 million at December 31, 2013 to $970 thousand at December 31, 2014.

The careful management of our portfolio, especially in regard to our impaired loans, has resulted in a decrease in our delinquency ratio from 3.0% at December 31, 2013 to 1.4% at December 31, 2014.  As further evidence of improving conditions of our loan portfolio, our investment in non-performing loans has decreased from $18.9 million at December 31, 2013 to $12.0 million at December 31, 2014. We had three loans that were restructured in prior years default during the year; however, we have been able to work with each borrower and we do not anticipate initiating foreclosure proceedings.  We also had two loans that returned to performing status and one impaired loan that was put on accrual.  In each case, the payment history of the loan, the borrower’s financial results, and management’s analysis of the qualitative factors supported our reclassification of the loan.

Valuation Write-Downs on REO Properties and Impaired Loans.  We had three investments that were the principal cause of our losses in 2014.    One investment was a property we acquired as part of a deed in lieu of foreclosure agreement we reached with a borrower in 2013.  Due to the quality and marketability of the property, management determined that a $270 thousand valuation allowance was necessary.  Another investment involved four parcels of property that were the subject of foreclosure proceedings initiated in 2013.  These properties were acquired as a result of a foreclosure action initiated by ECCU on a loan in which we owned a participation interest.  Due to the difficulty in marketing these properties, we, along with ECCU, decided to reduce the listing prices in order to facilitate the sale of the properties.  This action led us to record $1.0 million in valuation allowances on these properties.  The third investment comprised another participation interest in a loan that we had purchased from ECCU.  The loan became impaired during the first half of 2014, causing us to record a $465 thousand specific reserve on the loan.  We charged this off prior to ECCU foreclosing on the loan in the third quarter of 2014.  In December 2014, our lending management team determined that the property’s value was significantly lower than the appraised value, which led us to record a $1.1 million valuation allowance on the property.  These three loan participation investments resulted in total losses of $2.9 million during 2014.  We feel that our allowance for loan losses and valuation allowances are adequate to account for the risk in our loan portfolio and foreclosed assets at December 31, 2014.

Enhancing our Capital Funding Sources.  Since 2008, we have primarily relied upon institutional credit facilities to generate the capital sources needed to fund our mortgage loan investments.  Our credit facility financing arrangements enabled us to rapidly increase our mortgage loan investments and benefit from favorable net interest rate margins on our mortgage loan investments.  With the advent of the global credit crisis that commenced in 2008, our major institutional credit facility lenders sought to reduce their exposure on these facilities, thereby requiring us to undertake efforts to deleverage our balance sheet.  While the refinancing transactions we entered into on November 4, 2011 with the NCUA to amend our Members United and WesCorp credit facilities have significantly contributed to our return to sustained profitability, these refinancing transactions are not sources of new funding and do not provide the resources we need to grow our business.

Over the past five years, the Company’s institutional credit facility has been reduced by $31.9 million and our investor debt securities have been reduced from $69.5 million at December 31, 2009 to $49.9 million at December 31, 2014.  While the Company does not expect to replace these sources of capital, we believe that we have created the capacity to originate, underwrite and service a larger quantity of mortgage loans and have developed new relationships that will enable us to sell loan participations and effectively leverage our capital assets in a profitable manner.  During 2014, we launched our loan participation sales strategy and closed $13.1 million in new loan participation sales for the year.  These sales represented approximately 40 participation interests in 21 loans out of a total portfolio of 140 loans.  With the additional liquidity and cash generated as of December 31, 2014, we believe that we will be able to significantly increase the number of loans we originate in 2015.  Assuming our liquidity sources of capital remain intact, we can use our relationships with other credit unions and CUSOs to sell up to 90% of these loans receivable and use these funds to originate additional loans.  This effort is a new initiative we were able to roll-out in 2014.  We anticipate continuing this practice in the future to fund new loans.

To improve the sale of our debt securities, MP Securities has hired two new salespeople to offer investment services and products.  A majority of the products sold by MP Securities consist of our debt securities.  During 2014, MP Securities sold $21.4 million of our publicly and privately offered debt securities.  Effective as of January 6, 2015, we registered $80 million of our Class 1 Notes pursuant to a Registration Statement filed with the SEC.  With this new Registration Statement, the Class 1 Notes will replace our Class A Notes.  As a result, no additional sales of our Class A Notes will be made.  On January 15, 2015, we also began to sell our Secured Investment Notes pursuant to a private placement memorandum under the provisions of Rule 506 promulgated under the Securities Act of 1933, as amended.  With the Company’s publicly and privately offered debt securities, we believe we have developed viable debt securities for purchase by individuals, churches, institutional investors and as IRA type of investments to an expanded group of potential investors.  With our investment in additional sales personnel for MP Securities and 2015 launch of our Class 1 Notes and Secured Investment Notes, we believe that we have enhanced our ability to increase the total amount of debt securities that will be issued by the Company in 2015.

Diversify Our Revenue Sources.  Since inception, our primary source of revenue has come from the net interest margin we earn on our mortgage loan investments.  After the financial crisis of 2008 and a resulting lack of liquidity in credit markets, we deleveraged our balance sheet, which reduced the net interest income we receive on our investments.  In response to these developments, over the past three years we have undertaken efforts to expand the scope of revenue generating services we offer in an effort to make us less dependent on a favorable net interest rate margin from our mortgage loan investments to make the Company less susceptible to unfavorable changes in interest rates.  Because we possess the capability to service our own loans, we have significantly increased the portion of our wholly-owned loan portfolio that we service ourselves, thereby reducing the costs of third party servicers and increasing net interest earned on those loans.   We now service 119 of the 140 loans in our portfolio.  Our loan participation activity resulted in increased revenue from loan servicing of $17 thousand, which we expect to grow further in 2015 as a result of loan participation sales we entered into during 2014.  We also continue to develop relationships with credit unions and CUSOs to enhance our capacity to sell additional loan participations into the secondary market for these participation interests.

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

In March of 2013, the State of California approved the formation of a dba, Ministry Partners Insurance Agency.  This enables the Company to sell a variety of insurance products.  During the past two years, the Company has expended substantial resources and capital to broaden the sources of capital it relies on to fund its operations and enhance its ability to generate non-interest earning revenue sources.  Undertaking this task has required us to meet and satisfy various regulatory approvals and licensing requirements.  With the expansion of our Membership Agreement as approved by FINRA, approval as a California registered investment advisory firm, formation and approval of a California insurance agency and entering into a clearing firm arrangement with RBC Dain, we have obtained the necessary approvals that will enable us to recruit qualified and profitable investment advisers and increase the number of clients, ministries and households we serve.  An intended byproduct of this approach will be to increase funding through sales of our debt securities, reduce our dependency on large credit facilities provided by institutional lenders, enhance our liquidity and funding capabilities, and gain greater control over our asset / liability management process.

By increasing the scope of the services it can offer, MP Securities is now able to recruit a sales forces of registered representatives dedicated to managing our clients’ wealth in a manner consistent with the principles of Biblical stewardship, and act as a selling agent in the distribution of our debt securities.  In 2014, the additional capacity of MP Securities resulted in an increase in fee and commission revenue of $113 thousand.  If MP Securities continues to successfully implement its strategy, we will be able to (i) strengthen the profitability of our core operations; (ii) grow our balance sheet and ramp up the origination of profitable mortgage loans; (iii) introduce new clients to our proprietary investment products and address the challenges we have faced with the overconcentration and suitability standards imposed on the sale of our publicly offered debt securities by regulatory authorities; (iv) increase fee income from assets under management; (v) improve client and investor retention and the renewal rate of our debt securities investors; and (vi) leverage the experience and intellectual capital of our management team through increased loan origination fees and servicing income.

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

Recent Accounting Pronouncements

In November 2014, the FASB issued Accounting Standards Update (ASU) 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information that users need to evaluate the effects of pushdown accounting on its financial statements. This ASU was effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available for issuance, the application of this guidance would be a change in accounting principle. The adoption of ASU 2014-17 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the standard requires interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The standard can be adopted utilizing either a modified retrospective transition method or a prospective transition method. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Consolidated Financial Condition and Results of Operations

Our Balance Sheet for the Years Ended December 31, 2014 and 2013

			Comparison
	2014	2013	$ Difference	% Difference
	(Audited)	(Audited)
Assets:
Cash	$17,251	$7,483	$9,768	131%
Loans receivable, net of allowance for loan losses of $2,454 and $2,856 as of December 31, 2014 and 2013, respectively	131,586	146,519	(14,933)	(10%)
Accrued interest receivable	562	607	(45)	(7%)
Property and equipment, net	87	120	(33)	(28%)
Debt issuance costs, net	112	31	81	261%
Foreclosed assets, net	3,931	3,308	623	19%
Other assets	366	347	19	5%
Total assets	$153,895	$158,415	$(4,520)	(3%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$93,880	$99,904	$(6,024)	(6%)
Notes payable	49,914	47,667	2,247	5%
Accrued interest payable	19	14	5	36%
Other liabilities	2,132	887	1,245	140%
Total liabilities	145,945	148,472	(2,527)	(2%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(5,274)	(3,281)	(1,993)	61%
Total members' equity	7,950	9,943	(1,993)	(20%)
Total liabilities and members' equity	$153,895	$158,415	$(4,520)	(3%)

General.  The $4.5 million decrease in total assets at December 31, 2014 as compared to December 31, 2013 is due primarily to the sale of loan participations and loan payoffs without corresponding loan originations.  Due to liquidity concerns during the first half of 2014, we were forced to temporarily delay the funding of our lending pipeline and could not use the full capacity of our lending team to originate new loans.  During the last six months of 2014, we significantly increased our liquidity through the sale of our debt securities and sale of loan participation interests and ended the year with $17.2 million in cash assets, as compared to $7.4 million at December 31, 2013.  With this increase in available cash liquidity and expansion of our loan participation sales program, we expect to significantly increase the number of loans we originate in 2015.

During the year ended December 31, 2014, gross loans receivable decreased by $15.3 million, or 10%, to $135.4 million from $150.7 million at December 31, 2013.  While we originated a total of $26.5 million in net loans receivable, we also experienced regular principal paydowns on our loan portfolio throughout the year. In addition, 16 mortgage loans totaling $20.9 million were paid off or were refinanced with another lender.  These payoffs represented both early payoffs of existing loans and non-renewals of maturing loans.  In many cases, non-renewals occur because a loan has fallen outside our lending policies and cannot be refinanced by us.  In addition, we sold one of our loans to ECCU at par, which represented $541 thousand in loans receivable. We sold participations in 13 loans to other credit unions for a net of $13.1 million and transferred $3.3 million in loans to foreclosed assets.

Our mortgage loan portfolio consists entirely of loans made to evangelical churches and ministries.  All but three of these loans are secured by real estate collateral, while five loans that represent less than 0.1% of our portfolio are unsecured.  Our portfolio carried a weighted average interest rate of 6.28% at December 31, 2014, as compared to 6.33% at December 31, 2013.

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

We had eight non-accrual loans with a recorded balance of $8.8 million as of December 31, 2014, as compared to 12 non-accrual loans with a recorded balance of $17.6 million at December 31, 2013.  This reduction in non-accrual loans in 2014 is primarily due to improvements made in the performance of three of our non-performing loans which have performed in accordance with the terms of their loan for at least six consecutive months and the borrower’s financial performance supports its ability to comply with the terms of the loan.  We also transferred $3.3 million in loans to foreclosed assets after foreclosure proceedings were completed on one of our loan participation investments.

During the second quarter of 2014, ECCU completed foreclosure proceedings on one property securing one of our mortgage loan investments in which we held a participation interest.  We charged off $465 thousand as part of this transaction.  In December, we recorded $1.1 million in a valuation allowance on this property due to management’s evaluation of the property’s marketability.  Our interest in the property is carried at a net value of $977 thousand at December 31, 2014.

We also entered into a deed in lieu of foreclosure agreement to acquire vacant land securing one of our impaired loans in February, 2014.  All reserves were charged off immediately prior to acquiring the property in the deed in lieu of foreclosure transaction.  During 2014, we recorded a $270 thousand valuation allowance on this property. The loan had a carrying value, net of discounts and specific reserves, of $900 thousand at December 31, 2014.  These two transactions resulted in the transfer of $3.3 million of net mortgage loan interests to real estate owned assets during the year ended December 31, 2014.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)

	December 31, 2014	December 31, 2013

Non-Performing Loans:[1]

Collateral Dependent:

Delinquencies over 90-Days	$751	$2,000
Troubled Debt Restructurings[2]	6,689	5,261
Other Impaired Loans	--	555

Total Collateral Dependent Loans	7,440	7,816

Non-Collateral Dependent:

Delinquencies over 90-Days	--	2,555
Troubled Debt Restructurings	4,546	8,546

Total Non-Collateral Dependent Loans	4,546	11,101

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	11,986	18,917
Foreclosed Assets	3,931	3,308

Total Non-performing Assets	$15,917	$22,225

1  These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

2  Includes $1.1 million and $2.6 million of restructured loans that were over 90 days delinquent as of December 31, 2014 and 2013, respectively.

At December 31, 2014, we had eight restructured loans, seven of which were on non-accrual status.  One of these loans was over 90 days delinquent.  We also had one non-restructured loan that was over 90 days past due.  For all eight of the restructured loans in our portfolio at December 31, 2014, unpaid accrued interest at the time of the loan restructure was added to the principal balance.  The amount of interest added was also recorded as a loan discount, which did not increase the net loan balance.  In addition, for each of the eight restructured loans, the interest rate was temporarily decreased.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan restructured. As of December 31, 2014, we held seven foreclosed real properties with a net amount of $3.9 million, which includes $2.4 million in valuation allowances against the properties.

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

In June 2014, we made adjustments to the reserves on several of our impaired loans based on updated collateral valuations as compared to our recorded investment in the loans.  We charged off a $465 reserve taken on one of our impaired loans and and $119 thousand in additional reserves due to foreclosure actions or principal write-downs.  We also reclassified $54 thousand in reserves related to a troubled debt restructuring to loan discounts when management determined that the loan was no longer impaired based on its historical performance and analysis of its future performance.  This discount will be amortized into interest income over the remaining life of the loan.  We also recorded $40 thousand in additional general reserves throughout 2014.

The process of providing adequate allowance for loan losses involves management estimates and, as a result, future losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At December 31, 2014 and December 31, 2013, the allowance for loan losses was $2.4 million and $2.9 million, respectively.  This represented 1.8% and 1.9% of our gross loans receivable at those respective dates.

	Allowance for Loan Losses
	as of and for the

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Balances:	($ in thousands)
Average total loans outstanding during period	$145,002	$150,828
Total loans outstanding at end of the period	$135,401	$150,688
Allowance for loan losses:
Balance at the beginning of period	$2,856	$4,005
Provision charged to expense	252	9
Charge-offs
Wholly-Owned First	584	1,076
Wholly-Owned Junior	--	--
Participation First	54	--
Participation Junior	--	--
Total	638	1,076
Recoveries
Wholly-Owned First	--	--
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total	--	--

Net loan charge-offs	638	1,076
Accretion of allowance related to restructured loans	16	82

Balance	$2,454	$2,856

Ratios:
Net loan charge-offs to average total loans	0.44%	0.71%
Provision (credit) for loan losses to average total loans[1]	0.17%	0.01%
Allowance for loan losses to total loans at the end of the period	1.81%	1.90%
Allowance for loan losses to non-performing loans	20.47%	15.10%
Net loan charge-offs to allowance for loan losses at the end of the period	26.00%	37.68%
Net loan charge-offs to provision (credit) for loan losses	253%	11956%

Borrowings from Financial Institutions.  The decrease in borrowings from financial institutions is the result of regular monthly payments we made on our NCUA credit facilities as well as $2.5 million in additional principal payments made in order to remain in compliance with the minimum collateralization ratio requirements of our NCUA credit facilities.  The remaining balance on these facilities totals $93.9 million and bears interest at a rate of 2.525% pursuant to agreements entered into with the NCUA in November 2011.  The maturity date for both facilities is October 31, 2018.  For further discussion concerning our borrowings and credit facilities see Item 7, “Credit Facility Borrowings”.

Notes Payable.  Our notes payable consist of debt securities sold under publicly offered debt securities offerings as well as notes sold to accredited investors in private offerings.  Sales of our notes are now being handled by our wholly-owned subsidiary, MP Securities, which is a broker-dealer firm subject to regulation by FINRA, the SEC and applicable state regulatory authorities.  The principal balance owed on these notes increased by $2.2 million during 2014 as we added an additional salesperson at MP Securities at the end of 2013 and another in July, 2014.  As MP Securities continues to expand its operations and transition into a more diversified financial services firm, it has increased the sale of our publicly offered debt securities, identified new qualified and accredited investors and expanded the scope of products and services it provides to its clients. These efforts have led to an increase in sales of our investor debt securities during the last six months of 2014 and an increase in total note balances of our debt securities at December 31, 2014.

Members’ Equity.  Total members’ equity decreased in 2014 due mainly to our net loss of $1.9 million, as well as by $98 thousand of dividend payments declared on to our Series A Preferred Units. We did not repurchase any ownership units during the years ended December 31, 2014 and 2013.

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

	Years ended		Comparison
	December 31,

	2014	2013	$ Difference	% Difference
Interest income:
Interest on loans	$9,044	$9,390	$(346)	(4%)
Interest on interest-bearing accounts	42	83	(41)	(49%)
Total interest income	9,086	9,473	(387)	(4%)
Interest expense:
Borrowings from financial institutions	2,466	2,572	(106)	(4%)
Notes payable	1,895	2,030	(135)	(7%)
Total interest expense	4,361	4,602	(241)	(5%)
Net interest income	4,725	4,871	(146)	(3%)
Provision (credit) for loan losses	252	9	243	2700%
Net interest income after provision for loan losses	4,473	4,862	(389)	(8%)
Non-interest income	335	168	167	99%
Non-interest expenses:
Salaries and benefits	2,397	2,563	(166)	(6%)
Marketing and promotion	96	114	(18)	(16%)
Office occupancy	143	140	3	2%
Office operations	1,109	1,146	(37)	(3%)
Foreclosed assets, net	2,362	(240)	2,602	1084%
Legal and accounting	584	699	(115)	(16%)
Total non-interest expenses	6,691	4,422	2,269	51%
Income before provision for income taxes	(1,883)	608	(2,491)	(410%)
Provision for income taxes	12	16	(4)	(25%)
Net income	$(1,895)	$592	$(2,487)	(420%)

In 2014, we experienced a net loss of $1.9 million due in large part to an increase in provisions on foreclosed assets.  As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2014, as compared to 2013 were:

•	Due to decreases in the collateral value of several of our foreclosed assets, we recorded valuation allowances totaling $2.4 million on six of the seven properties we own;

•

Total interest income on our mortgage loan investments declined by $346 thousand in 2014 due to the reduction in our total mortgage loan assets, while our interest expense only decreased by $241 thousand as our average balances of borrowings and notes payable balance decreased during the year;

•	provisions for loan losses increased by $243 thousand as we recorded specific reserves on an impaired loan in our portfolio and increased general reserves;

•

non-interest income increased by $167 thousand due to increases in fee-generated income by our subsidiary, MP Securities, and gains on loan sale and additional servicing fee income related to loan participations sold during 2014;

•

we had a 6% decrease in salary and benefits expenses despite hiring a new salesperson for our broker-dealer subsidiary, primarily due to delayed staff hirings and completing severance payments made to our former Chief Executive Officer that were accrued in 2013;

•

we reduced office operations expense as we experienced decreases in non-personnel costs related to the management of our loan portfolio and in depreciation expense as many of our fixed assets have fully depreciated;

•	we earned $75 thousand in additional rental income on our real estate owned assets, and incurred $81 thousand less in expenses related to managing those properties;

•	gains on real estate owned asset sales decreased by $340 thousand as we only sold one property during 2014 for a gain of $5 thousand; and

•	our professional fees decreased as many of our legal fees in 2014 were related to the registration of our new Class 1 Note offering and were capitalized as debt issuance costs.

Interest income on our mortgage loan investments decreased by 4% in 2014, as compared to 2013.  This is consistent with the 3% decrease in average interest-earning loans from $140.4 million for the year ended December 31, 2013 to $136.7 million for the year ended December 31, 2014.  Although our average balances in interest-bearing accounts with other institutions only decreased by 6%, the interest income recognized on those accounts decreased by 49% as the rates earned on those accounts decreased.

Interest expense on our borrowings decreased during the year due to principal payments made on our NCUA borrowings.  While the balances of our investor notes increased from December 31, 2013 to December 31, 2014, the average balance decreased from the prior year and the average interest rates paid on our investor notes decreased as compared to 2013 as well, leading to a $135 thousand reduction in interest expense on our notes payable.  Our average borrowings from financial institutions decreased by $4.2 million from 2013 due to regular principal payments as

well as $2.5 million of additional principal payments made during 2014.   Despite the 5% reduction in interest expense from 2013, the 4% decrease in interest income resulted in a 3% decrease in net interest income for the year.

We had provisions for loan losses of $9 thousand for the year ended December 31, 2013 as compared to provisions of $252 thousand for the year ended December 31, 2014. In 2014, we increased our general reserves by $40 thousand and recorded $465 thousand in specific reserves on an impaired loan.  However, we also reduced some of the specific reserves on other impaired loans as our investment in those loans decreased relative to the collateral value of the properties which served as collateral for the loan.  For 2013, we did not incur a material decrease in value of the real estate properties that secured our collateral-dependent impaired loans.  As a result, we recorded only $9 thousand in additional reserves for loan losses on these loans.  Due to provisions and reduced net interest income, our net interest income after provisions decreased by $389 thousand for 2014, as compared to the year ended December 31, 2013.

We received other income of $335 thousand in the year ended December 31, 2014 which is an increase of $167 thousand from the year ended December 31, 2013.  We recognized an additional $17 thousand in gains on loan sales related to the sale of participation interests in thirteen loans during the year ended December 31, 2014.  We recognized $45 thousand in additional servicing fee income as we increased the amount of loan participations we service for others during 2014.  We also earned $113 thousand in additional income in 2014 from advisory fees and commissions on the sale of investment products by our broker-dealer subsidiary.

Our non-interest expenses for the year ended December 31, 2014 increased by $2.3 million from the year ended December 31, 2013. This is entirely related to $2.4 million in additional provisions for losses on foreclosed assets taken on one of our loan participation interests that was foreclosed on and became one of our real estate owned properties.  Outside of those provisions, non-interest expenses decreased by $149 thousand.  Salaries and benefits expenses decreased by $166 thousand. Despite hiring an additional salesperson in 2014 to expand our broker-dealer business, our salary and benefits costs decreased from last year as we incurred a one-time expense of $196 thousand in 2013 for salary related payments to our former Chief Executive Officer.  Bonuses approved by management decreased by $31 thousand from 2013.

Marketing and promotions expenses decreased by $18 thousand in 2014 as we relied more on our salespeople and did not participate in as many large marketing events as we did in 2013.  Legal and accounting expenses decreased by $115 thousand as we did not incur as many legal expenses related to our impaired loans.  We also incurred significant consulting expenses in 2013 related to the hiring of a new Chief Executive Officer which were not incurred in 2014.

We recorded $2.4 million in provisions for losses on foreclosed assets in 2014 as a result of valuation allowances recorded against six of our properties.  We recorded $13 thousand in provisions for losses on foreclosed assets in the prior year.  However, our net income from managing the properties increased by $156 thousand from 2013 as we earned additional rental income while incurring fewer management costs.  During the year ended December 31, 2013, we recognized $345 thousand in gains from the sale of foreclosed assets compared to $5 thousand in gains on sale in 2014.

Results of Operations for the Years Ended December 31, 2013 and December 31, 2012

	Years ended		Comparison
	December 31,

	2013	2012	$ Difference	% Difference
Interest income:
Interest on loans	$9,390	$9,913	$(523)	(5%)
Interest on interest-bearing accounts	83	137	(54)	(39%)
Total interest income	9,473	10,050	(577)	(6%)
Interest expense:
Borrowings from financial institutions	2,572	2,715	(143)	(5%)
Notes payable	2,030	2,420	(390)	(16%)
Total interest expense	4,602	5,135	(533)	(10%)
Net interest income	4,871	4,915	(44)	(1%)
Provision (credit) for loan losses	9	(9)	18	(200%)
Net interest income after provision for loan losses	4,862	4,924	(62)	(1%)
Non-interest income	168	56	112	200%
Non-interest expenses:
Salaries and benefits	2,563	2,029	534	26%
Marketing and promotion	114	158	(44)	(28%)
Office occupancy	140	132	8	6%
Office operations	1,146	1,357	(211)	(16%)
Foreclosed assets, net	(240)	160	(400)	(250%)
Legal and accounting	699	711	(12)	(2%)
Total non-interest expenses	4,422	4,547	(125)	(3%)
Income before provision for income taxes	608	433	175	40%
Provision for income taxes	16	16	--	0%
Net income	$592	$417	$175	42%

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

Our non-interest expenses for the year ended December 31, 2013 decreased by 3% from the year ended December 31, 2012. Salaries and benefits expenses increased by $535 thousand as we hired two additional employees in 2013 to help manage and grow our loan portfolio.  In addition, we incurred $196 thousand in severance costs in 2013 for salary related payments to our former Chief Executive Officer.  With the Board of Managers approval, management also approved $183 thousand in bonuses for the year ended December 31, 2013, while $116 thousand in bonuses were approved for 2012. Finally, in February 2014, the Board of Managers approved compensation grants to the Managers retroactive to 2013, but to be paid in 2014.  As approved by the Board, $52 thousand in cash awards were accrued for the Managers in 2013.  Prior to these 2013 grants, no cash retainer or any type of compensation has been paid to the Managers for the services they render to the Company and its equity owners.  Office operation expenses decreased by $203 thousand primarily due to reduction in human resources costs related to our new staffing agreement with ADP and fewer expenses related to managing our delinquent loans.

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

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Years Ended December 31,
	(Dollars in Thousands)
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$9,467	42	0.44%	$10,044	$83	0.83%
Interest-earning loans [1]	136,699	9,044	6.62%	140,363	9,390	6.69%
Total interest-earning assets	146,166	9,086	6.22%	150,407	9,473	6.30%

Non-interest-earning assets	10,007	--		10,597	--	--
Total Assets	156,173	9,086	5.82%	161,004	9,473	5.88%

Liabilities:
Public offering notes – Class A	38,444	1,470	3.82%	38,071	1,550	4.07%
Public offering notes – Alpha Class	31	0	0.65%	776	29	3.74%
Special offering notes	3,825	161	4.21%	7,191	339	4.71%
International notes	377	13	3.45%	386	13	3.37%
Subordinated notes	5,049	242	4.79%	1,996	94	4.71%
Secured notes	306	9	2.94%	168	5	2.98%
Borrowings from financial institutions	97,638	2,466	2.53%	101,866	2,572	2.53%

Total interest-bearing liabilities	$145,670	4,361	2.99%	$150,454	$4,602	3.06%

Net interest income		4,725			$4,871
Net interest margin [2]			3.03%			3.03%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $146.2 million during the year ended December 31, 2014, from $150.4 million, a decrease of $4.2 million or 3%. The average yield on these assets decreased to 6.22% for the year ended December 31, 2014 from 6.30% for the year ended December 31, 2013.  The yield on interest-earning loans decreased to 6.62% from 6.69% due to a $66 thousand decrease in accretion of allowances related to restructured loans and a decrease in the weighted average interest rate of our loan portfolio from 6.33% to 6.28%.  The yield on our interest-earning accounts with other financial institutions decreased to 0.44% for the year ended December 31, 2014 as compared to 0.83% for the year ended December 31, 2013.  For cash management purposes, we transferred much of our cash to accounts that produce a lower yield.  This shift in cash balances and the decrease in loan yield caused our yield on interest-earning assets to decline.  However, due to the decrease in average non-interest-earning assets, the yield on all of our assets only decreased by 6 basis points from 5.88% for the year ended December 31, 2013 to 5.82% for the year ended December 31, 2014.

Average interest-bearing liabilities, consisting primarily of investor and credit facility notes payable, decreased to $145.7 million during the year ended December 31, 2014, from $150.5 million during 2013. The average rate paid on these liabilities decreased to 2.99% for the year ended December 31, 2014, from 3.06% for 2013. The decrease in the rate paid on interest-bearing liabilities was the result of lower interest rates paid on our investor debt securities.  The decrease in LIBOR rates for most of 2014 as compared to 2013 had a significant effect on the rates paid on our publicly offered debt securities.  The average rates paid on these notes decreased from 4.07% during the year ended December 31, 2013 to 3.82% for the year ended December 31, 2014. The interest rate on our NCUA borrowings is fixed at 2.525% until the facility matures in 2018.

Net interest income for the year ended December 31, 2014 was $4.7 million, which was a decrease of $146 thousand, or 3%, from the prior year. Net interest margin remained at 3.03% for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

	Average Balances and Rates/Yields
	For the Years Ended December 31,
	(Dollars in Thousands)
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$10,044	$83	0.83%	$13,218	$137	1.04%
Interest-earning loans [1]	140,363	9,390	6.69%	151,804	9,913	6.53%
Total interest-earning assets	150,407	9,473	6.30%	165,022	10,050	6.09%

Non-interest-earning assets	10,597	--	--	9,485	--	--
Total Assets	161,004	9,473	5.88%	174,507	10,050	5.76%

Liabilities:
Public offering notes – Class A	38,071	1,550	4.07%	44,620	1,820	4.08%
Public offering notes – Alpha Class	776	29	3.74%	3,670	204	5.56%
Special offering notes	7,191	339	4.71%	8,454	387	4.58%
International notes	386	13	3.37%	220	9	4.09%
Subordinated notes	1,996	94	4.71%	6	--	5.73%
Secured notes	168	5	2.98%	31	1	2.53%
Borrowings from financial institutions	101,866	2,572	2.53%	107,210	2,714	2.53%

Total interest-bearing liabilities	$150,454	$4,602	3.06%	$164,211	$5,135	3.13%

Net interest income		$4,871			$4,915
Net interest margin [2]			3.03%			2.83%

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(5)	$(36)	$(41)
Total loans	(263)	(83)	(346)
	(268)	(119)	(387)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	15	(95)	(80)
Public offering notes – Alpha Class	(16)	(13)	(29)
Special offering notes	(145)	(33)	(178)
International notes	--	--	--
Subordinated notes	147	1	148
Secured notes	4	--	4
Other	(107)	1	(106)
	(102)	(139)	(241)
Change in net interest income	$(166)	$20	$(146)

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(29)	$(25)	$(54)
Total loans	(641)	118	(523)
	(670)	93	(577)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(268)	(2)	(270)
Public offering notes – Alpha Class	(124)	(51)	(175)
Special offering notes	(59)	11	(48)
International notes	6	(2)	4
Subordinated notes	94	--	94
Secured notes	4	--	4
Other	(135)	(7)	(142)
	(482)	(51)	(533)
Change in net interest income	$(188)	$144	$(44)

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

In comparison to 2013, provisions for loan losses increased by $243 thousand, while the allowance for loan losses decreased from $2.9 million at December 31, 2013 to $2.5 million at December 31, 2014.  Several factors led to the decrease in the balance of our allowance for loan losses for the year ended December 31, 2014.  In July 2014, ECCU foreclosed on a property securing a loan participation interest we owned.  Immediately prior to this transaction, we charged off $465 thousand in reserves related to the loans held by this borrower.  We charged off an additional $119 thousand in reserves on impaired loans throughout the year.  We also transferred $52 thousand in reserves to loan discounts related to a loan that was reclassified from non-performing to performing.  Finally, our allowance decreased by $16 thousand related to the accretion of reserves based on net present value differences on non-collateral-dependent restructured loans.  For 2014, we also recorded $252 thousand in provisions for loan losses, which is the result of an increase in specific reserves taken on one of our loan participation interests that is classified as an impaired loan.

The activity in the allowance for loan losses for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013

Balance, beginning of period	$2,856	$4,005
Provision for loan loss	252	9
Chargeoffs	(584)	(1,076)
Transfer to loan discount	(54)	--
Accretion of allowance related to restructured loans	(16)	(82)
Balance, end of period	$2,454	$2,856

Impaired Loans

As of December 31, 2014 and 2013, the balances of impaired loans were as follows:

	December 31	December 31
	2014	2013

Impaired loans with an allowance for loan loss	$8,696	$14,740
Impaired loans without an allowance for loan loss	3,290	4,177
Total impaired loans	$11,986	$18,917

Allowance for loan losses related to impaired loans	$1,670	$2,112

Total non-accrual loans	$8,805	$17,609

Total loans past due 90 days or more and still accruing	$--	$--

Information regarding interest income recognized on impaired loans for the years ended December 31, 2014 and 2013, is as follows:

	2014	2013

Average investment in impaired loans	$13,593	$21,125

Interest income recognize on impaired loans	250	663
Interest income recognized on impaired loans attributable to their change in present value	16	82
Total interest income recognized on impaired loans	$266	$745

No additional funds were committed to be advanced in connection with impaired loans as of December 31, 2014.

Cash and Cash Equivalents

We experienced an increase in our cash during the twelve months ended December 31, 2014 in the amount of $9.8 million, as compared to a net decrease of $2.6 million for the twelve months ended December 31, 2013. This increase is primarily due to payoffs on several of our mortgage loan investments, the successful launch of our loan participation sales program, a $5.6 million decrease in loan originations and a $7.1 million increase in investor note sales.

Net cash provided by operating activities totaled $1.9 million for the twelve months ended December 31, 2014, an increase of $1.3 million from $609 thousand provided by operating activities during the twelve months ended December 31, 2013.  This is due to the fact that while we experienced net losses during the year ended December 31, 2014, the losses were related to non-cash expenses such as provisions for loan losses and provisions for losses on foreclosed assets.  We also had a large increase in other liabilities in 2014 resulting from a payoff on a loan received at the end of the year; we paid off this obligation to the participant in this loan subsequent to December 31, 2014.

Net cash provided by investing activities totaled $11.9 million during the twelve months ended December 31, 2014, compared to $5.9 million provided during the twelve months ended December 31, 2013, an increase of $6.0 million. This difference is attributable to a decrease in cash used for loan originations and loan purchases from a total of $33.0 million in 2013 to $26.5 million in 2014 which was primarily due to timing difference in matching available cash to finance loans in our pipeline.  During the first six months of 2014, our cash assets available for mortgage loan investments forced us to delay funding for loans in our pipeline of funding projects.  At December 31, 2014, our cash and liquid assets was $9.8 million higher than for the year ending December 31, 2013.  As a result of this improved liquidity, we expect to substantially increase the number of loans we originate and fund in 2015.

Net cash used in financing activities totaled $11.9 million for the twelve-month period ended December 31, 2014, an increase of $5 million from $5.9 million used in financing activities during the twelve months ended December 31, 2013.  We increased our notes payable balances by $2.2 million during 2014 as compared to a decrease in notes payable of $4.9 million during the year ended December 31, 2013. This increases in the total principal amount of our investor debt securities was offset by an increase in payments on our NCUA borrowings of $2.1 million.

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

We are also susceptible to withdrawal requests made by large note investors, ministries and churches that can adversely affect our liquidity.  We believe that our available cash, cash flow from operations, net interest and other fee income will be sufficient to fund our liquidity requirements for the next 12 months.  Should our liquidity needs exceed our available sources of liquidity, we believe we could sell a significant portion of our mortgage loan investments at par to raise additional cash.  We may not be able to obtain desired financing from an institutional lender on terms and conditions acceptable to us.  If we are unable to obtain additional capital funding to replace and/or supplement our line of credit facility in 2018, our ability to grow our business and meet our strategic objectives will be constrained.  We experienced this phenomenon during the first six months of 2014.  Due to investor withdrawal requests and the repayment of matured notes, our liquidity ratio decreased to 7.49% at March 31, 2014.  As a result, we temporarily postponed the origination of loans in order to restore our cash balances to adequate levels.  This disrupted the timing of underwriting and funding for the loans in our origination pipeline and delayed the funding of new loans by several months.  We have since brought our liquidity ratio to 31% at December 31, 2014 and have resumed our loan origination plan.  With a cash balance of $17.3 million at December 31, 2014, we do not anticipate any delays in loan funding in 2015.

Historically, we have experienced high rates of repeat investments or renewals by our debt security investors when their debt securities mature.  In 2011, 73% of note holders purchased new investments. However, in 2012, this renewal rate fell to 45% as we temporarily suspended the sale of our Class A Notes while we awaited an order of effectiveness for our registration statement from the SEC and a “no objections” letter from FINRA that would allow the notes to be sold by our wholly-owned subsidiary, MP Securities.  We received the “no objections” letter on September 24, 2012 and the order of effectiveness from the SEC on October 11, 2012.  Due to suitability and investment concentration limitations for investments made in our publicly offered debt securities, some of our investors have been prevented from renewing or making investments in our publicly offered debt securities.  Due to those restrictions, the renewal rate fell to 34% in 2013.  For the last two months of 2013, the renewal rate was 52% and that rate increased to 53% for 2014, as we added new clients who qualified under these suitability restrictions and offered other investment products to investors who may need to diversify their investments.  We have also hired additional sales personnel at MP Securities in 2014 to improve our sales capabilities and we have added our publicly offered Class 1 Notes and privately offered secured investment notes as additional investment options that we make available to our investors.  While we do not expect that our investor renewal rate will immediately return to the historic renewal rates we enjoyed prior to 2012, we expect continued improvement in our investor renewal rates over the next few years.

Should sources of capital from the sale of our debt securities prove insufficient to fund our operations and obligations, we also own a portfolio of performing mortgage loans and believe that we can maintain an adequate liquidity position through the sale of participation interests and mortgage loan assets to make payments on our credit facilities, pay interest to our note investors and pay operating expenses.    We base this belief on the size and quality of our mortgage loan portfolio and on our management’s experience in finding purchasers for those loans on a timely basis.  However, any sales transactions are dependent on and subject to market and economic conditions and our ability to consummate an acceptable purchase commitment.

We are also continuing to explore the possibility of obtaining an additional line of credit facility that would provide short-term financing for funding new loans which we would then offer for sale in the participation market.  We are seeking to partner with other credit unions that may have an interest in originating or investing in new business loans that are made to churches and ministries that meet our underwriting guidelines.  By developing new financing resources such as loan participations and institutional financing arrangements, we believe that we can attract new capital while generating profitable returns.

Credit Facilities Developments

As of December 31, 2014, our credit facilities’ commitments, amounts available and principal amounts outstanding were as follows:

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

On November 4, 2011, we and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union entered into an $87.3 million credit facility refinancing transaction which amended and restated the original $100 million credit line we entered into with Members United on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the lender with interim or annual financial statements and annual and periodic reports filed with the SEC and maintain a minimum collateralization ratio of at least 128%.  If at any time we fail to maintain our required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet our obligation to maintain a minimum collateralization ratio.  As of December 31, 2014, the collateral securing the MU Credit Facility had an aggregate principal balance of $92.0 million.   This represented a deficit of $1.6 million from the required collateral at December 31, 2014.  As a matter of expediency, the NCUA accepted a cash pledge in addition to the balance of loans pledged as collateral in satisfaction of the minimum collateralization ratio at December 31, 2014.  We will not be required to make an additional principal payment to satisfy the deficit.  As of December 31, 2014, the outstanding principal balance due on the MU Credit Facility was $73.1 million.

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

WesCorp Facility

On November 30, 2009, we entered into a $28 million credit facility with WesCorp, a federally chartered credit union located in San Dimas, California.  We used $24.6 million of the proceeds from the WesCorp credit facility to pay-off our existing warehouse line of credit.  The WesCorp credit facility had a fixed interest rate of 3.95% and was initially secured by approximately $59.2 million of mortgage loans we previously pledged to secure our warehouse line of credit. Thus, the loan was initially secured by excess collateral of approximately $30.8 million.

On March 20, 2009, the NCUA assumed control of WesCorp under a conservatorship proceeding initiated by the NCUA under regulations adopted under the Federal Credit Union Act.  Effective as of October 1, 2010, WesCorp was placed into liquidation by the NCUA.  Pursuant to a letter dated October 25, 2010, we were advised that our WesCorp credit facility had been transferred to the AMAC, a facility established by the NCUA.

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

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the NCUA with interim or annual financial statements and annual and periodic reports filed with the SEC and maintain a minimum collateralization ratio of at least 150%.  If at any time we fail to maintain our required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet our obligation to maintain a minimum collateralization ratio.  As of December 31, 2014, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $29.9 million.  This represented a deficit of $1.3 million from the required collateral at December 31, 2014.  As a matter of expediency, the NCUA accepted a cash pledge in addition to the balance of loans pledged as collateral in satisfaction of the minimum collateralization ratio at December 31, 2014.  We will not be required to make an additional principal payment to satisfy the deficit.  As of December 31, 2014, $20.8 million was outstanding on the WesCorp Credit Facility Extension.

For further information on our credit facilities, see Note 7, Borrowings from Financial Institutions, in our accompanying audited consolidated financial statements for the year ended December 31, 2014.

Investor Notes

We also rely on our investor notes to provide the funding for origination and purchase of mortgage loan assets and fund our general operations.  As of December 31, 2014, a total of $49.9 million of our investor debt securities were issued and outstanding.  For further information on our investor notes, see Note 9, Notes Payable in our accompanying audited consolidated financial statements for the year ended December 31, 2014.  Historically, we have offered investor notes under offerings registered with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May 2007.  We discontinued the sale of our Alpha Class Notes in April 2008.  As of December 31, 2014, none of these notes remained outstanding.

In addition to our Alpha Class Notes, in April 2008, we registered with the SEC an offering of $80.0 million of new Class A Notes that consists of three series of notes, including a fixed series, flex series and variable series.  We registered an additional $100.0 million in Class A Notes with the SEC in June, 2010, and on June 24, 2011, we filed a registration statement with the SEC seeking to register an additional $75 million of our Class A Notes.

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

The Class A Notes are issued under a Trust Indenture we entered into with U.S. Bank National Association.  Pursuant to the US Bank Indenture, we may issue up to a maximum of $200 million of our Class A Notes.  The Trust Indenture covering the Class A Notes contains covenants pertaining to a minimum fixed charge coverage ratio, maintenance of tangible net worth, limitation on issuance of additional notes and incurrence of indebtedness.  We were in compliance with these covenants at December 31, 2014.  At December 31, 2014, $41.1 million of these Class A Notes were outstanding.

The Class A Note offering expired on December 31, 2014 and no additional Class A Notes will be sold after that date.  This offering has been replaced in January 2015 with the Class 1 Note offering.  We registered $85 million of our Class 1 Notes in two series – fixed and variable notes.  The registration was declared effective on January 6, 2015.  Similar to our Class A Notes, our Class 1 Notes are all unsecured debt securities. The interest rates we pay on the fixed series notes are determined by reference to the “swap index”, an index that is based upon a weekly average swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued.  These notes bear interest at the swap index plus a rate spread of 1.70% to 2.50% and are issued in maturities ranging from 12 to 84 months.  The interest rates we pay on the variable series notes are determined by reference to the variable index in effect on the date the interest rate is set and bear interest at a rate of the swap index plus a rate spread of 1.50% to 1.80%.  Effective as of January 6, 2015, the variable index is defined under the Class 1 Notes as the three month LIBOR rate.

In addition to Class 1 Notes, we offer notes under several private placement offerings.  In March 2013, we began offering Series 1 Subordinated Capital Notes and International Notes to accredited investors, as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.  Effective as of January 15, 2015, we commenced the offering of our Secured Investment Notes under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.  The Secured Investment Notes are secured by either 100% of their outstanding balance in cash or 105% of their outstanding balance in loans receivable.  Investors have to meet certain criteria in order to purchase these notes and are also subject to suitability restrictions.  At December 31, 2014, $4.7 million and $346 thousand of our Subordinated Capital Notes and our International Notes were outstanding, respectively.

Of the $49.9 million in investor notes that are outstanding at December 31, 2014, $10.2 million are available to be withdrawn at any time without penalty while an additional $13.0 million will mature in 2015.  Historically, we have experienced a high rate of renewal or reinvestment by our note holders upon maturity of their notes.  In 2011 and 2010, 73% and 57%, respectively, of our note investors renewed their investments by purchasing new notes.  For the year ended December 31, 2012, largely due to the temporary suspension of Class A Note sales for six months, only 45% of our note investors renewed their investments.  Due to suitability restrictions, the renewal percentage decreased further to 34% in 2013.  The renewal rate increased to 53% for the year ended December 31, 2014.  We believe the historical record of repeat purchasers by our debt security investors supports our confidence in the future viability of our investor note program.

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

The MU Credit Facility and WesCorp Credit Facility Extension agreements contain a number of standard borrowing covenants, including affirmative covenants to maintain good and indefeasible title to the pledged collateral free and clear of all liens, to maintain a lockbox for the benefit of the lender to collect payments from borrowers on the collateral notes and comply with customary covenants for a transaction of this nature.  In addition, unless otherwise waived by the NCUA, we may not renew or extend an underlying mortgage loan unless a recent appraisal is completed for such mortgaged property, the loan continues to be amortized over the same period as the prior note and requires the borrower to submit quarterly financial statements in the event the borrower has negative annual net income or a debt service coverage ratio of less than 1.0 to 1.0.  We are in compliance with these covenants as of December 31, 2014.

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

In connection with the above-mentioned strategy, we simulate the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon.  Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under a 200 basis point increase in the interest rates as of December 31, 2014:

Change (in basis points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
+200	$4,954	$146	3.03%	3.20%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments.  The above profile illustrates that, if there were an immediate and sustained increase of 200 basis points in interest rates, our net interest income would increase by $146 thousand over the “base case” (i.e., no interest rate change) and our net interest margin would increase from 3.11% to 3.20%.  Our net interest margin will increase if rates rise.  We did not consider a decrease in interest rates in our analysis as interest rates remain at low levels and no further decrease can be reasonably anticipated.  Based upon the review of management and our Board, we consider the results indicated by the report to be acceptable.

The following table sets forth our maturity gap for interest-earning assets and interest-bearing liabilities as of the period indicated.  For purposes of the following table, an asset or liability is considered to mature based on its contractual terms.  Actual payment patterns may differ from contractual payment patterns.

	Maturity Analysis
	as of December 31, 2014
	Amounts Subject to Maturity Within (dollars in thousands)
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Non-Maturity	Total
Assets
Cash with financial institutions	$17,251	$--	$--	$--	$--	$--	$--	$17,251
Loans, net of deferred fees	30,292	19,498	17,077	13,368	8,048	46,553	--	134,836
Allowance for loan losses and loan discount	--	--	--	--	--	--	(3,250)	(3,250)
Noninterest earning assets	--	--	--	--	--	--	5,058	5,058
Total assets	$47,543	$19,498	$17,077	$13,368	$8,048	$46,553	$1,808	$153,895

Liabilities
Borrowings from financial institutions	$3,653	$3,743	$3,845	$82,639	$--	$--	$--	$93,880
Notes payable	23,169	9,329	5,751	5,504	6,161	--	--	49,914
Other liabilities	--	--	--	--	--	--	2,151	2,151
Members' equity	--	--	--	--	--	--	7,950	7,950
Total liabilities and members' equity	$26,822	$13,072	$9,596	$88,143	$6,161	$--	$10,101	$153,895

Maturity gap	$20,721	$6,426	$7,481	$(74,775)	$1,887	$46,553	$(8,293)	$--
Cumulative maturity gap	$20,721	$27,147	$34,628	$(40,147)	$(38,260)	$8,293	$--	$--

The preceding table indicates that we have a positive one-year cumulative gap of $20.7 million at December 31, 2014.  This indicates that funds expected to become available in the next year due to maturing assets are greater than interest-bearing liabilities coming due in the next year.  Certain notes payable have contractual maturities of 72 months but can be withdrawn in whole or in part at any time prior to maturity without restriction.  In our experience, investors tend not to withdraw these notes prior to maturity.  Nonetheless, for purposes of the maturity analysis above, these notes are included in the Year 1 maturity column.

When an increase in interest rates will help the entity and a decrease in interest rates will hurt the entity, the entity is considered to be asset sensitive.  Currently, our balance sheet is asset sensitive as the amount of assets maturing is greater than the amount of liabilities maturing over the next year.  In the view of management, this sensitivity will not have a material adverse impact on the Company’s financial position and results of operations for 2015.

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

Report of Independent Registered Public Accounting Firm

To The Members

Ministry Partners Investment Company, LLC

Brea, California

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Ministry  Partners Investment Company, LLC and subsidiaries (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Company, LLC and subsidiaries as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

Glendale, California

March 30, 2015

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

(Dollars in Thousands except for Unit Data)

	2014	2013
Assets:
Cash	$17,251	$7,483
Loans receivable, net of allowance for loan losses of $2,454 and $2,856 as of December 31, 2014 and 2013, respectively	131,586	146,519
Accrued interest receivable	562	607
Property and equipment, net	87	120
Debt issuance costs, net	112	31
Foreclosed assets, net	3,931	3,308
Other assets	366	347
Total assets	$153,895	$158,415
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$93,880	$99,904
Notes payable	49,914	47,667
Accrued interest payable	19	14
Other liabilities	2,132	887
Total liabilities	145,945	148,472
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding	1,509	1,509
Accumulated deficit	(5,274)	(3,281)
Total members' equity	7,950	9,943
Total liabilities and members' equity	$153,895	$158,415

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2014 and 2013

(Dollars in Thousands)

	2014	2013
Interest income:
Interest on loans	$9,044	$9,390
Interest on interest-bearing accounts	42	83
Total interest income	9,086	9,473
Interest expense:
Borrowings from financial institutions	2,466	2,572
Notes payable	1,895	2,030
Total interest expense	4,361	4,602
Net interest income	4,725	4,871
Provision for loan losses	252	9
Net interest income after provision for loan losses	4,473	4,862
Non-interest income	335	168
Non-interest expenses:
Salaries and benefits	2,397	2,563
Marketing and promotion	96	114
Office occupancy	143	140
Office operations and other expenses	1,109	1,146
Foreclosed assets, net	2,362	(240)
Legal and accounting	584	699
Total non-interest expenses	6,691	4,422
Income (loss) before provision for income taxes	(1,883)	608
Provision for income taxes	12	16
Net income (loss)	$(1,895)	$592

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2014 and 2013

(Dollars in Thousands)

	Series A Preferred		Class A Common
	Units		Units
	Number of Units	Amount	Number of Units	Amount	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 2012	117,100	11,715	146,522	1,509	(3,676)	9,548
Net income	--	--	--	--	592	592
Dividends on preferred units	--	--	--	--	(197)	(197)

Balance, December 31, 2013	117,100	11,715	146,522	1,509	(3,281)	9,943
Net income	--	--	--	--	(1,895)	(1,895)
Dividends on preferred units	--	--	--	--	(98)	(98)

Balance, December 31, 2014	117,100	$11,715	146,522	$1,509	$(5,274)	$7,950

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2014 and 2013

(Dollars in Thousands)

	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(1,895)	$592
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	49	101
Provision for loan losses	252	9
Provision for foreclosed asset losses	2,431	13
Amortization of deferred loan fees	(356)	(300)
Amortization of debt issuance costs	84	160
Accretion of allowance for loan losses on restructured loans	(16)	(82)
Accretion of loan discount	(24)	(14)
Gain on sale of loans	(71)	(54)
Changes in:
Accrued interest receivable	45	65
Other assets	52	(95)
Other liabilities and accrued interest payable	1,291	214

Net cash provided by operating activities	1,842	609

Cash Flows from Investing Activities
Loan purchases	--	(899)
Loan originations	(26,499)	(32,141)
Loan sales	13,604	14,171
Loan principal collections, net	24,714	22,984
Foreclosed asset sales	205	1,828
Purchase of property and equipment	(17)	(5)

Net cash provided by investing activities	12,007	5,938

Cash Flows from Financing Activities
Net change in borrowings from financial institutions	(6,024)	(3,929)
Net changes in notes payable	2,247	(4,897)
Debt issuance costs	(165)	(96)
Dividends paid on preferred units	(139)	(210)

Cash used by financing activities	(4,081)	(9,132)

Net increase (decrease) in cash	9,768	(2,585)

Cash at beginning of period	7,483	10,068

Cash at end of period	$17,251	$7,483

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,720	$4,864
Income taxes paid	$14	$14
Non-cash Investing and Financing Activities
Transfer of loans to foreclosed assets	$3,260	$4,384
Loans made to facilitate the sale of foreclosed assets	$--	$1,000

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

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”).  MPF has been inactive since November 30, 2009.  The Company plans to maintain MPF for use as a financing vehicle to offer, manage or sell debt securities, participate in debt financing transactions and serve as a collateral agent to hold mortgage loans for the benefit of our secured note investors.  In December 2014,  the Company reactivated MPF to hold loans used as collateral for our new Secured Investment Certificates (see Note 16. Subsequent Event for further details).

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of December 31, 2014 and 2013.

A portion of the Company’s cash held at credit unions is insured by the National Credit Union Insurance Fund, while a portion of cash held at other financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company maintains cash that may exceed insured limits.  The Company does not expect to incur losses in its cash accounts.

Some of the company’s cash is pledged as collateral for its borrowings and is considered restricted cash.  $326 thousand in cash is pledged as collateral for our outstanding Secured Notes, and $2.9 million is pledged as collateral for our NCUA borrowings.

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

-Changes in the value of underlying collateral for collateral-dependent loans; and

-The effect of credit concentrations.

These factors are adjusted on an on-going basis. The specific component of the Company’s allowance for loan losses relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

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

Income Taxes

The Company has elected to be treated as a partnership for income tax purposes. Therefore, income and expenses of the Company are passed through to its members for tax reporting purposes. The Company is subject to a California gross receipts LLC fee of approximately $12,000 per year.  MP Securities is subject to a California gross receipts LLC fee of approximately $2,500 for the year ended December 31, 2014.  MP Realty incurred a tax loss for the years ended December 31, 2014 and 2013, and recorded a provision of $800 per year for the state minimum franchise tax.

MP Realty has federal and state net operating loss carryforwards of approximately $319,000 and $316,000, respectively which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at December 31, 2014 and 2013.

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

Tax years ended December 31, 2011 through December 31, 2014 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2010 through December 31, 2014 remain subject to examination by the California Franchise Tax Board.

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-17, Business Combinations (Topic 805): Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information that users need to evaluate the effects of pushdown accounting on its financial statements. This ASU was effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available for issuance, the application of this guidance would be a change in accounting principle.  The adoption of ASU 2014-17 is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The updated standard will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company is currently evaluating the effect, if any, that the updated standard will have on the consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the standard requires interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The standard can be adopted utilizing either a modified retrospective transition method or a prospective transition method. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2.Related Party Transactions

The Company maintains a portion of its cash at ECCU. Total funds held with ECCU were $733.2 thousand and $7.0 million at December 31, 2014 and 2013, respectively. Interest earned on these funds totaled approximately $41.3 thousand and $83.2 thousand for the years ended December 31, 2014 and 2013, respectively.

The Company leases offices from ECCU pursuant to an Office Lease dated November 4, 2009 and amended on October 11, 2013, and purchases other services from ECCU. Charges of approximately $111.1 thousand and $125.7 thousand for the years ended December 31, 2014 and 2013, respectively, were made primarily for rent, while charges for other services purchased from ECCU were immaterial. All of these charges are included in Office Occupancy or Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

From time to time, the Company purchases mortgage loans, including loan participation interests, from ECCU, our largest equity owner.  The Company purchased $1.1 million of loans from ECCU during the year ended December 31, 2013.  The Company did not purchase any loans from ECCU during the year ended December 31, 2014.  The Company recognized $2.0 million and $2.4 million of interest income on loans purchased from ECCU during the years ended December 31, 2014 and 2013, respectively.  ECCU currently acts as the servicer for 18 of the 140 loans in the Company’s loan portfolio.  Per the loan servicing agreement with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, loan participations the Company purchases from ECCU have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  On loan participation interests purchased from ECCU, the Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At December 31, 2014 and 2013, the Company’s investment in wholly-owned loans serviced by ECCU totaled $6.1 million and $8.2 million, respectively.  At December 31, 2014 and 2013, the Company’s investment in loan participations serviced by ECCU totaled $20.5 million and $24.9 million, respectively.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  These fees amounted to less than $1 thousand during both of the years ended December 31, 2014 and 2013, respectively.

ECCU has, from time to time, purchased or repurchased loans from the Company.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  No gain or loss was incurred on these sales.  The company sold $541.0 thousand and $4.3 million in whole loans to ECCU during the years ended December 31, 2014 and 2013, respectively.

On August 15, 2013, the Company sold a  $5.0 million loan participation to Western Federal Credit Union (“WFCU”).  The Company charges 50 basis points to service the loan for WFCU.

From time to time, managers and management have purchased investor notes from the Company.  Investor notes payable to related parties total $274 thousand and $311 thousand at December 31, 2014 and 2013, respectively.

On October 6, 2014, MP Securities reached an agreement with ECCU whereby ECCU will refer clients to MP Securities for investment advisory services.  In exchange, the Company will remit to ECCU a solicitor fee allowable by the California Department of Business Oversight.  No fees were remitted or accrued during the year ended December 31, 2014.

Note 3.Loans

All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2021. The loans earn interest at rates ranging from 3.50% to 8.50%, with a weighted average yield of 6.28% as of December 31, 2014.  A summary of loans as of December 31 follows (dollars in thousands):

	2014	2013

Loans to evangelical churches and related organizations:
Real estate secured	$135,243	$150,579
Unsecured	158	109

Total loans	135,401	150,688

Deferred loan fees, net	(565)	(570)
Loan discount	(796)	(743)
Allowance for loan losses	(2,454)	(2,856)

Loans, net	$131,586	$146,519

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	December 31, 2014	December 31, 2013

Loans:
Individually evaluated for impairment	$11,986	$18,917
Collectively evaluated for impairment	123,415	131,771
Balance	$135,401	$150,688

Allowance for loan losses:
Individually evaluated for impairment	$1,670	$2,112
Collectively evaluated for impairment	784	744
Balance	$2,454	$2,856

Allowance for Loan Losses

Management believes that the allowance for loan losses as of December 31, 2014 and 2013 is appropriate. Changes in the allowance for loan losses by loan portfolio segment (church loans) as of and for the years ended December 31 are summarized as follows (dollars in thousands):

	2014	2013

Balance, beginning of period	$2,856	$4,005
Provision for loan loss	252	9
Chargeoffs	(584)	(1,076)
Transfer to loan discount	(54)	--
Accretion of allowance related to restructured loans	(16)	(82)
Balance, end of period	$2,454	$2,856

The following table is a summary of the loan portfolio credit quality indicators by loan class at December 31, 2014 and 2013, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2014
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$89,708	2,347	19,981	925	112,961
Watch	4,512	2,637	1,672	--	8,821
Substandard	9,472	3,396	--	--	12,868
Doubtful	--	--	751	--	751
Loss	--	--	--	--	--
Total	$103,692	$8,380	$22,404	$925	$135,401

Credit Quality Indicators (by class)
As of December 31, 2013
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$97,629	$2,597	$23,621	$966	$124,813
Watch	4,027	2,930	--	--	6,957
Substandard	9,035	3,438	3,110	--	15,583
Doubtful	2,314	--	1,020	--	3,334
Loss	--	--	--	--	--
Total	$113,006	$8,965	$27,751	$966	$150,688

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at December 31, 2014 and 2013 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$2,783	2,125	1,082	5,990	97,702	103,692	$--
Wholly-Owned Junior	--	--	--	--	8,380	8,380	--
Participation First	1,785	--	751	2,536	19,868	22,404	--
Participation Junior	--	--	--	--	925	925	--

Total	$4,568	$2,125	$1,833	$8,526	$126,875	$135,401	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2013

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$5,558	$1,241	$1,183	$7,982	$105,024	$113,006	$--
Wholly-Owned Junior	61	--	--	61	8,904	8,965	--
Participation First	19	555	3,372	3,946	23,805	27,751	--
Participation Junior	--	--	--	--	966	966	--

Total	$5,638	$1,796	$4,555	$11,989	$138,699	$150,688	$--

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

The following tables are summaries of impaired loans by loan class at December 31, 2014 and 2013.  The recorded investment in impaired loans reflects the balances in the financial statements, net of loan discounts, whereas the unpaid principal balance reflects the contractual balances before application of collected interest payments toward the recorded investment (dollars in thousands):

Impaired Loans (by class)
As of and for the Year Ended December 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$2,873	$3,786	$--	$3,208	$2
Wholly-Owned Junior	208	214	--	210	12
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	4,325	5,207	1,083	4,409	76
Wholly-Owned Junior	3,136	3,181	295	3,162	160
Participation First	751	883	292	2,604	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$11,294	$13,272	$1,670	$13,593	$250

Impaired Loans (by class)
As of and for the Year Ended December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$3,037	$3,851	$--	$3,133	$67
Wholly-Owned Junior	211	218	--	213	12
Participation First	555	555	--	560	31
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	7,685	8,185	1,349	7,920	269
Wholly-Owned Junior	3,175	3,220	326	3,192	161
Participation First	3,575	3,748	437	6,106	122
Participation Junior	--	--	--	--	--

Total:
Church loans	$18,238	$19,777	$2,112	$21,125	$663

A summary of nonaccrual loans by loan class at December 31, 2014 and 2013 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of December 31, 2014

Church loans:
Wholly-Owned First	$7,840
Wholly-Owned Junior	214
Participation First	751
Participation Junior	--

Total	$8,805

Loans on Nonaccrual Status (by class)
As of December 31, 2013

Church loans:
Wholly-Owned First	$10,260
Wholly-Owned Junior	3,220
Participation First	4,129
Participation Junior	--

Total	$17,609

A summary of troubled debt restructurings by loan class that were modified during the year ended December 31 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the year ended December 31, 2014

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$875	$930	$923

Total	1	$875	$930	$923

We restructured one loan during the year ended December 31, 2014 by making an additional disbursement of $54.5 thousand as well as by adding unpaid accrued interest outstanding to the loan balance.  Since the time of the restructure, the loan has made payments as agreed.

Troubled Debt Restructurings (by class)
For the year ended December 31, 2013

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	2	$2,518	$2,541	$2,533
Wholly-Owned Junior	1	3,175	3,175	3,175
Participation First	1	2,555	2,555	2,555

Total	4	$8,248	$8,271	$8,262

For all eight of the restructured loans in our portfolio at December 31, 2014, unpaid accrued interest at the time of the loan restructure was added to the principal balance. The amount of interest added was also recorded as a loan discount, which did not increase the net loan balance. In addition, for each of the eight restructured loans, the interest rate was temporarily decreased. Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.

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

No additional funds were committed to be advanced in connection with impaired loans, including restructured loans, as of December 31, 2014 or 2013.

Note 4. Foreclosed Assets

Foreclosed assets consist of seven properties. The Company held $3.9 million and $3.3 million of foreclosed assets at December 31, 2014 and December 31, 2013, respectively.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands)

	Allowance for Losses on Foreclosed Assets for the years ended December 31,
	2014	2013
Balance, beginning of period	$13	$136
Provision for losses	2,431	13
Charge-offs	(13)	--
Recoveries	--	(136)
Balance, end of period	$2,431	$13

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the years ended December 31,
	2014	2013
Net gain on sale of real estate	$(5)	$(345)
Provision for losses	2,431	13
Operating expenses, net of rental income	(64)	92
Net expense (income)	$2,362	$(240)

Note 5. Loan Participation Sales

During the year ended December 31, 2014, the Company sold participations in 13 church loans totaling $13.1 million.  During the year ended December 31, 2013, the Company sold participations in four church loans totaling $9.9 million.  The Company retained servicing responsibilities in these loans, and as a result, the Company recorded servicing assets totaling $83 thousand and $66 thousand during the years ended December 31, 2014 and 2013, respectively. These assets are being amortized using the interest method over the terms of the loans.  The amortization of servicing assets is recorded as an adjustment to interest income and totaled $52 and $26 thousand for the years ended December 31, 2014 and 2013, respectively.

A summary of servicing assets for the year ended December 31, 2014 and 2013 is as follows (dollars in thousands:

	2014	2013
Balance, beginning of period	$153	$113
Additions:
Servicing obligations from sale of loan participations	83	66
Subtractions:
Amortization	(52)	(26)
Balance, end of period	$184	$153

For the years ended December 31, 2014 and 2013, the Company recognized gains of $71 thousand and $54 thousand, respectively, on the sales of loan participations.

Note 6.Premises and Equipment

Premises and equipment consist of the following at December 31 (dollars in thousands):

	2014	2013

Furniture and office equipment	$376	$362
Computer system	221	221
Leasehold improvements	25	25

Total premises and equipment	622	608
Less accumulated depreciation and amortization	(535)	(488)

Premises and equipment, net	$87	$120

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 amounted to $49 thousand and $101 thousand, respectively.

Note 7.Borrowings from Financial Institutions

Members United Facilities

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced a $100 million line of credit entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Under the MU Credit Facility, accrued interest is due and payable monthly in arrears on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $73.1 million and $78.4 million at December 31, 2014 and 2013, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  At December 31, 2014 and 2013, the collateral securing the MU Credit Facility had an aggregate principal balance of $92.0 million and $101.5 million, respectively.  This represented a deficit of $1.6 million from the required collateral at December 31, 2014.  As a matter of expediency, the NCUA accepted a cash pledge in addition to the balance of loans pledged as collateral in satisfaction of the minimum collateralization ratio at December 31, 2014.  The Company will not be required to make an additional principal payment to satisfy the deficit.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of December 31, 2014 and 2013, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces a credit facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Under the WesCorp Credit Facility Extension, accrued interest is due and payable monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of December 31, 2014 and 2013, $20.8 and $21.5 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2014 and December 31, 2013, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $29.9 million and $32.3 million, respectively. This represented a deficit of $1.3 million from the required collateral at December 31, 2014.  As a matter of expediency, the NCUA accepted a cash pledge in addition to the balance of loans pledged as collateral in satisfaction of the minimum collateralization ratio at December 31, 2014.  The Company will not be required to make an additional principal payment to satisfy the deficit.    As of December 31, 2014 and 2013, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Both the MU Credit Facility and WesCorp Credit Facility Extension are secured by certain of the Company’s mortgage loans previously held as collateral under the $100 Million CUSO Line and the WesCorp Facility.  Future principal paydowns of borrowings from financial institutions are as follows at December 31:

2015	$3,653
2016	3,743
2017	3,845
2018	82,639
2019	--
$93,880

In addition to regular principal payments, the Company also made $2.5 million in principal payments during the year ended December 31, 2014 in order to remain in compliance with the minimum collateralization ratio requirement of our credit facility borrowings.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2014 and December 31, 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount at:

	December 31, 2014	December 31, 2013

Undisbursed loans	$575	$802
Standby letter of credit	$1,440	$1,873

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

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California. At December 31, 2014, future minimum rental payments for the years ending December 31 are as follows:

2015	$120
2016	117
2017	119
2018	122
Total	$478

Total rent expense, including common area costs, was $142.7 thousand and $140.3 thousand for the years ended December 31, 2014 and 2013, respectively. The Brea office lease expires in 2018 and contains one additional option to renew for five years.

The Fresno office lease was scheduled to expire in 2015 and contains one option to renew for two years.  The Company negotiated an extension of this lease in February 2015.  The Fresno lease now expires in 2018.

Note 9.Notes Payable

Notes payable are comprised of unsecured and secured notes totaling $49.6 million and $310 thousand,  respectively, at December 31, 2014. The notes are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

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

Historically, most of the Company’s unsecured notes have been renewed by investors upon maturity.  Because the Company has discontinued its sale of Alpha Class Notes effective April 18, 2008, the holders of such notes may, upon maturity, reinvest such sums by purchasing Class A Notes that have been registered with the Securities and Exchange Commission (see Note 10 below).  For matured notes that are not renewed, the Company funds the redemption in part through proceeds from the repayment of loans, and issuing new notes payable. At December 31, 2013, $159 thousand of Alpha Class Notes were outstanding.  There were no Alpha Class Notes outstanding at December 31, 2014.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class A Notes if, after giving effect to such issuance, the Alpha Class Notes then outstanding would have an aggregate unpaid balance exceeding $100.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of December 31, 2014.

The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  At December 31, 2014 and 2013, $41.1 million and $37.0 million of these notes were outstanding, respectively.

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

The Class A Note Offering expired on December 31, 2014 and the Company discontinued the sale of its Class A Notes.

In January 2015, the Company registered with the SEC $85 million in new Class 1 Notes.  See Note 16, Subsequent Events for additional disclosure.

In February 2012, the Company began the sale of its Secured Investment Certificates pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Secured Investment Certificates require collateral to be pledged in the amount of at least 105% of the outstanding balance of the certificates.  Collateral can consist of qualifying loans receivable or cash.  The Secured Investment Certificates offering expired in August 2013.  At December 31, 2014, a total of $310 thousand in Secured

Investment Certificates were outstanding.  A total of $326 thousand in cash was pledged as collateral on the certificates, which satisfies the minimum collateralization ratio required by the private offering memorandum.

In January 2015, the Company began offering Secured Investment Certificates under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  See Note 16, Subsequent Events for further details. Under this offering, the Company may sell up to $80 million in Secured Investment Certificates to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. At December 31,  2014 and 2013, a total of $4.7 million and $4.0 million in notes sold pursuant to this offering were outstanding, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Including International Notes sold under previous private offerings, at  December 31,  2014 and 2013, a total of $345 thousand and $409 thousand of its International Notes were outstanding, respectively.

Under the Series 1 Subordinated Capital Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at December 31, 2014.

A summary of notes payable at December 31 is as follows (dollars in thousands):

	Amount		Weighted Average Interest Rate
	2014	2013	2014	2013
SEC Registered Public Offerings
Class A Offering	$41,058	$36,986	3.72%	3.92%
National Alpha Offering	--	159	--%	1.96%

Private Offerings
Special Offering	3,476	5,793	3.36%	4.98%
Special Subordinated Notes	4,724	4,018	4.93%	4.63%
Secured Notes	310	302	2.87%	2.87%
International Offering	346	409	3.67%	3.47%
Total	$49,914	$47,667

The following are maturities of notes payable for each of the next five years ending December 31 (dollars in thousands):

2015	$23,169
2016	9,329
2017	5,751
2018	5,504
2019	6,161
Thereafter	--
$49,914

Note 10.Office Operations and Other Expenses

Office operations and other expenses for the year ended December 31 comprise the following:

	2014	2013

FINRA fees	$31	$30
Repair and maintenance	253	256
Depreciation	49	101
Insurance	309	288
Travel expenses	89	82
Human resources	52	47
Software servicing	55	55
Other	271	287

Total	$1,109	$1,146

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

The Class A Common Units have voting rights.

Note 12.Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the ADP 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation and 50% of the employee’s contribution that exceeds 3%, up to a maximum of 5% of the employee’s compensation.  Company matching contributions for the plan years ended December 31, 2014 and 2013 were $66.9 thousand and $72.7 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. There were no contributions to the profit sharing plan for the years ended December 31, 2014 and 2013.

Note 13.Fair Value

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2014 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$17,251	$17,251		$--	$--	$17,251
Loans, net	131,586	--		--	133,166	133,166
FINANCIAL LIABILITIES:
Bank borrowings	$93,880	$--	$		$93,077	$93,077
Notes payables	49,914	--		--	50,603	50,603
Other financial liabilities	46	--		--	46	46

	Fair Value Measurements at December 31, 2013 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$7,483	$7,483	$--	$--	$7,483
Loans, net	146,519	--	--	146,810	146,810
FINANCIAL LIABILITIES:
Bank borrowings	$99,904	$--	$--	$98,467	$98,467
Notes payables	47,667	--	--	48,601	48,601
Other financial liabilities	82	--	--	82	82

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the underlying value of the Company, or the amounts the Company could have realized in a sales transaction at December 31, 2014 and 2013.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2014 and 2013.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2014:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,672	$5,672
Foreclosed assets	--	--	3,931	3,931
	$--	$--	$9,603	$9,603

Assets at December 31, 2013:
Collateral dependent loans (net of allowance and discount)	$--	$--	$6,029	$6,029
Foreclosed assets	--	--	3,308	3,308
	$--	$--	$9,337	$9,337

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

The following is a reconciliation of the assets for which significant unobservable inputs (Level 3) were used in determining fair value (dollars in thousands):

Impaired loans and
foreclosed assets
(net of allowance and discount)
Balance, December 31, 2013	$9,337
Re-classifications of assets from Level 3 into Level 2	--
Allowance and discount, net of discount amortization	156
Transfer of loans into foreclosed assets	3,260
Additions, loans	1,872
Deletions, loans	(2,385)
Sale of foreclosed assets	(205)
Valuation allowances taken on foreclosed assets	(2,432)
Balance, December 31, 2014	$9,603

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

The following tables present the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis at December 31:

2014
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,672	Discounted appraised value	Selling cost	10% (10%)
		Internal evaluations	Discount due to title dispute	0% - 50% (8.08%)

Foreclosed assets	$3,931	Discounted appraised value or selling cost	Selling cost	10% - 20% (15.54%)
		Discounted appraised value or selling cost	Estimated market decrease	0% - 47% (20.81%)

2013
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling cost	10% (10%)
Impaired Loans	$6,029	Internal evaluations	Discount due to age of appraisal	0% - 5% (0.24%)
		Internal evaluations	Discount due to title dispute	0% - 57% (4.49%)

Foreclosed assets	$3,308	Discounted appraised value	Selling cost	10% - 20% (15.54%)

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

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Financial Information by Segment for the Year Ended December 31, 2014
	Finance Company	Broker Dealer	Total

External income	$9,284	$137	$9,421
Intersegment revenue	--	651	651
External non-interest expenses	5,634	1,057	6,691
Intersegment non-interest expenses	649	--	649
Segment net profit (loss)	(1,623)	(272)	(1,895)
Segment assets	153,442	460	153,902

	Financial Information by Segment for the Year Ended December 31, 2013
	Finance Company	Broker Dealer	Total

External income	$9,616	$25	$9,641
Intersegment revenue	--	153	153
External non-interest expenses	3,728	719	4,447
Intersegment non-interest expenses	153	--	153
Segment net profit (loss)	1,134	(542)	592
Segment assets	158,043	457	158,500

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (dollars in thousands).

December 31, 2014
Revenue
Total revenue of reportable segments	$10,072
Intersegment revenue	(651)

Consolidated revenue	$9,421

Non-interest expenses
Total non-interest expenses of reportable segments	$7,340
Intersegment non-interest expenses	(649)

Consolidated non-interest expenses	$6,691

Profit
Total profit of reportable segments	$(1,895)
Interesegment profits	--

Consolidated net income	$(1,895)

Assets
Total assets of reportable segments	$153,902
Segment accounts receivable from corporate office	(7)

Consolidated assets	$153,895

December 31, 2013
Revenue
Total revenue of reportable segments	$9,794
Intersegment revenue	(153)

Consolidated revenue	$9,641

Non-interest expenses
Total non-interest expenses of reportable segments	$4,600
Intersegment non-interest expenses	(153)

Consolidated non-interest expenses	$4,447

Profit
Total profit of reportable segments	$592

Interesegment profits	--

Consolidated net income	$592

Assets
Total assets of reportable segments	$158,500
Segment accounts receivable from corporate office	(85)

Consolidated assets	$158,415

Note 15.Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows:

Balance Sheets	December 31
	2014	2013
Assets:
Cash	$16,814	$7,051
Loans receivable, net of allowance for loan losses	131,586	146,519
Accrued interest receivable	562	607
Property and equipment, net	75	115
Investment in subsidiaries	13	73
Due from subsidiaries	438	425
Debt issuance costs, net	116	31
Foreclosed assets, net	3,931	3,308
Other assets	307	290
Total assets	$153,842	$158,419

Liabilities and equity:
Borrowings from financial institutions	$93,880	$99,904
Notes payable	49,914	47,667
Accrued interest payable	19	14
Other liabilities	2,079	891
Total liabilities	145,892	148,476

Equity	7,950	9,943

Total liabilities and members' equity	$153,842	$158,419

Statements of Income	Years Ended December 31
	2014	2013
Income:
Interest income	$9,086	$9,473
Other income	197	143
Total income	9,283	9,616

Interest expense:
Borrowings from financial institutions	2,466	2,572
Notes payable	1,895	2,030
Total interest expense	4,361	4,602

Provision for loan losses	252	9

Other operating expenses	6,251	3,822

Income (loss) before provision for income taxes	(1,581)	1,183

Provision for income taxes and state fees	9	14

	(1,590)	1,169

Equity in undistributed net loss of subsidiaries	(305)	(577)

Net income (loss)	(1,895)	592

Statements of Cash Flows	Years Ended December 31
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(1,895)	$592
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net loss of subsidiaries	305	577
Depreciation	47	100
Provision for loan losses	252	9
Provision for foreclosed asset losses	2,431	13
Amortization of deferred loan fees	(356)	(300)
Amortization of debt issuance costs	83	160
Accretion of allowance for loan losses on restructured loans	(16)	(82)
Accretion of loan discount	(24)	(14)
Gain on sale of loans	(71)	(54)
Changes in:
Accrued interest receivable	45	65
Other assets	229	(630)

Other liabilities and accrued interest payable	798	222

Net cash provided by operating activities	1,828	658

Cash Flows from Investing Activities
Loan purchases	--	(899)
Loan originations	(26,499)	(32,141)
Loan sales	13,604	14,171
Loan principal collections, net	24,714	22,984
Foreclosed asset sales	205	1,828
Purchase of property and equipment	(17)	(5)
Sale of property and equipment	10	--

Net cash provided by investing activities	12,017	5,938

Cash Flows from Financing Activities
Net change in borrowings from financial institutions	(6,024)	(3,929)
Net changes in notes payable	2,246	(4,897)
Debt issuance costs	(165)	(96)
Dividends paid on preferred units	(139)	(210)

Cash used by financing activities	(4,082)	(9,132)

Net increase (decrease) in cash	9,763	(2,536)

Cash at beginning of period	7,051	9,587

Cash at end of period	$16,814	$7,051

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,720	$4,864
Income taxes paid	$12	$14
Non-cash Investing and Financing Activities
Transfer of loans to foreclosed assets	$3,260	$4,384
Loans made to facilitate the sale of foreclosed assets	$--	$1,000

Note 16.Subsequent Events

In January 2015, the Company registered with the SEC $85.0 million of new Class 1 Notes in two series, including a Fixed Series and Variable Series.  This is a "best efforts" offering and will continue through December 31, 2017.  The offering includes two categories of notes, including a fixed interest note and a variable interest note.  The interest rates the Company will pay on the Fixed Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 60 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 6, 2015, the Variable Index is defined under the Class 1 Notes as the three month LIBOR rate.

The Class 1 Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class 1 Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class 1 Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class 1 Notes if, after giving effect to such issuance, the Class 1 Notes then outstanding would have an aggregate unpaid balance exceeding $125.0 million.  The Company’s other indebtedness, as defined in the Class 1 Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class 1 Notes are outstanding.

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.

In January 2015, the Company began offering Secured Investment Certificates under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Investment Certificates to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2014 covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2014. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2014.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended

December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control‑Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2014, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers/Executive Officers
Mark G. Holbrook	64	Chairman of the Board, Manager
Van C. Elliott	77	Secretary, Manager
James H. Overholt	67	Chief Executive Officer and President
Susan B. Reilly	58	Senior Vice President and Chief Financial Officer
Robert Schepman	75	Vice President, Lender Relations
Harold D. Woodall	68	Senior Vice President and Chief Credit Officer
Arthur G. Black	76	Manager
Juli Anne S. Callis	62	Manager
Jerrod Foresman	47	Manager
Jeffrey T. Lauridsen	65	Manager
R. Michael Lee	56	Manager

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

JAMES H. OVERHOLT has served as our Chief Executive Officer and President since May, 2014. He was previously appointed as our Interim Chief Executive Officer in November, 2013.  Mr. Overholt has over 30 years of experience serving as a senior executive officer in the insurance, investment banking, brokerage and financial services industry. Mr. Overholt began his career at Harris Bank, a Chicago based bank that merged with and into the Bank of Montreal. During his 18 year term with Harris Bank, Mr. Overholt supervised and managed the bank’s underwriting, its investment banking division, primary securities dealer and discount brokerage operations. After Harris Bank’s merger with the Bank of Montreal, Mr. Overholt continued to serve in Chief Executive positions at major firms such as Wachovia Securities and Great Western Financial.  At Great Western, he was appointed to head their nationally recognized securities company, and later named to the additional posts of Chief Executive of its insurance company and Chief Executive of its capital management company.  From 2006 through 2010, Mr. Overholt served as Chief Operating Officer, then later as President and Chief Executive Officer, at Strongtower Financial, a Fresno, California based broker dealer and investment advisory subsidiary of the California Baptist Foundation that specialized in providing direct lending and other financing solutions for churches and ministries.

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

SUSAN B. REILLY has served as our Senior Vice President and Chief Financial Officer since August 18, 2011 and was previously appointed as our Vice President of Finance and Principal

Accounting Officer in December, 2007. Prior to joining us, Ms. Reilly served as Controller for Pacific Rim Capital, a private equity investment firm. Before joining that firm in 2007, she was Senior Vice President and Treasurer for East West Bank. Prior to joining East West Bank in 2004, Ms. Reilly served as Treasurer for Catalina Restaurant Group. Before joining that company in 2003, she worked for Parson Consulting Group. Ms. Reilly holds a Bachelor of Science Degree from the University of California Riverside. She completed post-graduate work at California State University at Fullerton and attended the University of Southern California - Marshall School of Business - East West Bank Leadership Program. In addition to holding a California life and disability insurance license, Ms. Reilly holds her series 7, 24, 27, and 99 securities licenses.

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

HAROLD D. WOODALL has served as our Vice President for Lending since May, 2007 and was appointed Senior Vice President and Chief Credit Officer on August 18, 2011. His responsibilities include the general management of development, underwriting and processing of loan origination and mortgage investment. Mr. Woodall previously served as Vice President for Lending Services at the California Baptist Foundation from 1996 to 2006, where he was responsible for general management of a $130 million loan fund, including origination of over $500 million in church and ministry loans during that period. His previous experience also includes commercial lending, medical equipment manufacturing, real estate sales, oil and gas production and agribusiness consulting. Mr. Woodall is a graduate of Oklahoma State University in Stillwater Oklahoma with a B.S. in Agricultural Economics.

ARTHUR G. BLACK has served as a member of our Board since 1997 and is retired. He served as Chairman of the Board of Directors for Haven Ministries from 2002 to 2012. Mr. Black served as Director of Ministry Support for Ambassador Advertising Agency from 1998 to 2007. He served as founding Executive Vice President of Truth For Life from 1994 to 1997 and served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. He was Executive Vice President & COO for Solid Rock Radio from 1991 to 1993 and served as the Managing Director of the Biola Hour from 1981 to 1991. Mr. Black began his career in Christian ministry management with Biola University, joining that staff in 1974. Prior to that, he served in various corporate sales and marketing management positions and was the owner/President of two consumer product/service companies for a period of six years.  Mr. Black was a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors covering a cumulative period of 30 years beginning in 1980. Mr. Black has completed the equivalent of two years of business courses towards a degree in business at UCLA. Mr. Black’s long history of working for and with evangelical ministries provides us with keen insights into the needs and operations of the ministries who are our borrowers and investors. Mr. Black serves as Chairman of our Investment Committee and as Interim Chairman of our Audit Committee.

JULI ANNE S. CALLIS has served as a member of our Board since 2007. She is currently the Senior Vice President of Research and Development for Western Bancorp in San Jose, California.  Prior to her current engagement, she was President and Chief Executive Officer of the National Institute of Health Federal Credit Union. Prior to that, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Ms. Callis served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Callis served as the Director of Sales for the US Navy Mid-Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland and Bermuda. Ms. Callis received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D.  Ms. Callis currently serves on the Board of Directors for the George Washington Institute of Health and Women in BIO. She also previously served as Chair for the Executive Committee of the Open Solutions, Inc. Client Association and serves currently as a Trustee of the International Mission Board of the Southern Baptist Convention. Ms. Callis provides our Board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise. Ms. Callis serves as our Chair of the Asset-Liability Management Committee and is also a member of our Executive Committee.

JERROD FORESMAN has served as a member of our Board since May, 2012. He is the President, Chief Compliance Officer and Financial Operations Principal of Bankers & Investors Company Inc., a registered broker/dealer and investment advisor headquartered in Kansas City, Kansas. B&I is a non-bank affiliate of Valley View Bancshares and its seven local community banks and 45 branches. Mr. Foresman has been serving as a financial advisor since 1990 and has managed and owned financial advisory/marketing firms specializing in working with credit unions and community banks since 1993. Mr. Foresman attended Missouri State University and is currently studying for additional financial designations from the American College in Bryn Mawr, PA. He is a contributing member of the Wealth Management RIA Board of Advisors, Advisor Confidence Index (ACI) from Rydex. Mr. Foresman holds the FINRA Series 7, 24, 27, 63, 65 and 66 as well as life, health, property & casualty insurance licenses.

JEFFREY T. LAURIDSEN has served as a member of our Board since October 2007. He is an attorney in private practice with the Law Offices of Jeffrey T. Lauridsen in Garden Grove, California. Before establishing his current practice, Mr. Lauridsen served with several other law firms in the Orange County area, as partner and senior associate. Mr. Lauridsen’s 17 years of law practice have focused on corporate law and encompassed both trial and appellate work in diverse areas of law, including business litigation, construction defects, general liability, premises liability, products, medical malpractice, ERISA, insurance coverage, automobile liability, insurance bad faith, employment and labor law, sexual harassment, sexual molestation and others. Prior to entering into the practice of law, Mr. Lauridsen worked as a claim representative in the insurance industry for 19 years. Mr. Lauridsen received his Associate of Arts degree in Political Science from Fullerton College. He received his Bachelor of Science in Law and Juris Doctorate degrees from California Southern Law School. He has served as Elder at Grace Church in Orange, California for 18 years. Mr. Lauridsen brings to our Board the perspective of an experienced attorney, as well as intimate knowledge of ministry governance. Mr. Lauridsen serves on our Investment Committee and Audit Committee.

R. MICHAEL LEE has served as a member of our Board since January 2009. Mr. Lee currently serves as Chief Executive Officer and President for Kane County Teacher’s Credit Union. Previously, Mr. Lee served as Vice President Member Relations for Alloya Corporate Federal Credit Union, President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency.  In the insurance industry, Mr. Lee spent 15 years in different positions that lead him to managing a national sales force that served the needs of business owners. Mr. Lee currently serves on the boards of Illinois Credit Union Foundation and Illinois Credit Union Executive Society. He attended Southern Illinois University; CUNA’s Financial Management School and completed numerous industries training sessions throughout his career. Mr. Lee adds special expertise to our Board with his years of experience as an executive of a number of large financial institutions and with his deep knowledge of the financial industry. Mr. Lee currently serves as, Vice Chairman of the Board, member of our Executive Committee, Governance Committee, Asset-Liability Management Committee and serves as the Chairman of the Board for Ministry Partners Securities, LLC.

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

Audit Committee

In May 2005, our Board established a standing audit committee. Our Board has adopted a formal charter for our Audit Committee.  Under this charter, the Audit Committee oversees our accounting policies and practices, financial reporting procedures and audits of our financial statements. For the year ended December 31, 2014, the Audit Committee comprised three members, including Randolph P. Shepard, Van Elliott and Jeffrey T. Lauridsen.  Randolph P. Shepard was a Manager and the Chairman of our Audit Committee throughout 2014.  On February 10, 2015, Mr. Shepard announced his retirement from the Board of Managers and as Chairman of the Audit Committee.  Arthur G. Black is serving as the Interim Chairman of the Audit Committee.  The Board is currently undertaking a search for a candidate for election to the Board who will qualify as a financial expert under Regulation S-K to become our Audit Committee Chairperson.

Audit Committee Financial Expert

In February 2015, Mr. Randolph P. Shepard, who was an independent manager as defined in our Related Party Transaction Policy, resigned as Chairman of the Committee. Arthur G. Black is now serving as the Interim Chairman of the Audit Committee.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2014 and 2013 by our senior executive officers.  Mr. Dodson, our former Chief Executive Officer and President, resigned his positions as President and Chief Executive Officer of the Company and its subsidiaries on October 2, 2013.  With Mr. Dodson’s departure, Van Elliott was appointed by the Board to serve as Manager-in-Charge until a new Chief Executive Officer was appointed.  On November 7, James Overholt was appointed as Interim Chief Executive Officer.  In May 2014, Mr. Overholt was appointed as our full-time Chief Executive Officer.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year Ended	Salary	Bonus	All Other Compensation
Mark Holbrook	2014	$--	$--	$8,750	(1)
Chairman of the Board of Managers	2013	--	--	8,100	(1)
James Overholt	2014	206,923	34,055	7,242	(4)
President and Chief Executive Officer	2013	--	--	28,462	(5)
Billy Dodson	2014	--	--	13,867	(6)
Former President and Chief Executive Officer	2013	152,907	--	232,170	(6)
Susan Reilly	2014	149,673	20,688	20,772	(4)
Senior Vice President and Chief Financial Officer	2013	149,673	41,000	22,742	(3)
Harold Woodall	2014	146,111	19,668	30,856	(4)
Senior Vice President and Chief Credit Officer	2013	142,295	51,142	28,489	(3)
Van Elliott	2014	--	--	7,150	(2)
Secretary and Manager	2013	--	--	34,725	(7)
Juli Anne Callis	2014	--	--	7,800	(2)
Manager	2013	--	--	6,800	(2)
Michael Lee	2014	--	--	7,800	(2)
Manager	2013	--	--	6,750	(2)
Arthur Black	2014	--	--	7,550	(2)
Manager	2013	--	--	6,600	(2)
Randolph Shepard	2014	--	--	--	(2)
Manager	2013	--	--	--	(2)
Jeffrey Lauridsen	2014	--	--	6,650	(2)
Manager	2013	--	--	5,700	(2)
Jerrod Foresman	2014	--	--	6,400	(2)
Manager	2013	--	--	5,600	(2)

(1) Mr. Holbrook is a full-time employee of ECCU. During his tenure on the Board, Mr. Holbrook has expended, on the average, approximately 2% of his time as an officer or member of our Board.  We accrued $8,750 for his service as Chairman of the Board and as a Board member during 2014.We accrued $8,100 for his service as Chairman of the Board and as a Board member during 2013 but paid this amount in 2014.

(2) We accrued amounts for each Manager for their service on the Board during 2014.  The amounts accrued for 2013 were paid during 2014.  Mr. Shepard was not compensated for his services on the Board during the last three years.

(3) We contributed an aggregate amount of $22,742 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2013.  We contributed an aggregate amount of $28,849 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2013.

(4) We contributed an aggregate amount of $7,242 for Mr. Overholt's 401(k) retirement plan, medical benefits and life and disability insurance for 2014.  We contributed an aggregate amount of $20,772 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2014.  We contributed an aggregate amount of $30,856 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2014.

(5) We have paid or accrued a total of $28,462 for Mr. Overholt’s medical benefits per a contractual agreement during his service as Interim Chief Executive Officer.

(6) We contributed an aggregate amount of $35,815 for Mr. Dodson’s 401(k) retirement plan, medical benefits and life and disability insurance for 2013.  For 2013, we also accrued $196,355 as part of a severance agreement reached with Mr. Dodson after he resigned.  In 2014, we paid $13,867 in medical benefits expenses as part of the severance agreement.

(7) In addition to the amounts accrued for Mr. Elliott’s service on the Board, we paid him an additional $27,875 in 2013 for his service as our Manager-in-Charge during the period between our former Chief Executive Officer’s resignation and Mr. Overholt’s appointment as Interim Chief Executive Officer.

No options, warrants or other rights to purchase our equity securities have been issued to our officers.

At its February 2014 Board meeting, the Board approved the payment of compensation grants to Managers of the Board effective as of January 1, 2013.  No compensation was paid to Board Managers in 2013, but these compensation awards were accrued as other liabilities in our financial statements to be paid out in 2014.  Under the grants approved by the Board, each Manager will receive a cash grant of $4,000 for serving on the Board, and will receive additional amounts for attendance at each Board meeting and for serving as a Chairperson of one of our Board Committees.  Each Manager is also entitled to be reimbursed for expenses incurred in performing duties on our behalf.  For 2013, we accrued $52 thousand in compensation awards for our Managers that were paid in 2014.  For 2014, we accrued $53 thousand in compensation awards for our Managers.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information available to us, as of December 31, 2014, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

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

ECCU Related Agreements.

From time to time, we purchase participation interests in mortgage loans from ECCU, our largest equity owner.  ECCU continues to service most of our mortgage loans that it sells to us under a servicing agreement.  Per this agreement, a servicing fee of 50 to 65 basis points is deducted from the interest payments we receive on the wholly-owned loans that ECCU services for us.  In lieu of a servicing fee, the loan participations we purchase from ECCU generally have pass-through rates which are up to 100 basis points lower than the loan contractual rate. We negotiate the pass-through interest rates with ECCU on a loan by loan basis.  At December 31, 2014, our investment in wholly-owned loans serviced by ECCU totaled $6.1 million, while our investment in loan participations serviced by ECCU totaled $20.5 million.  From time to time, we pay fees for additional services ECCU provides for servicing our loans.  These fees amounted to less than $1 thousand during the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2013, we purchased $1.1 million of loans from ECCU.  We did not purchase any loans from ECCU during the year ended December 31, 2014.  We recognized interest income on loans purchased from ECCU of $2.0 million and $2.4 during the years ended December 31, 2014 and 2013, respectively.  Currently, ECCU services 18 of the 140 mortgage loans we own pursuant to the terms of a servicing agreement.

In addition, ECCU has repurchased mortgage loans from us as part of our liquidity management practices. Although ECCU has accommodated us in responding to such repurchase requests, ECCU is under no contractual obligation to do so.  Furthermore, federal credit union regulations require that a borrower must be a member of a participating credit union in order for a loan participation to be an eligible investment for a federal chartered credit union. ECCU has from time to time repurchased from us fractional participations in our loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Administration rules when we sell participations in those loans to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under our Related Party Transaction Policy that has been adopted by our Board.  We sold $541 thousand and $4.3 million in loans to ECCU during the years ended December 31, 2014 and 2013, respectively.

Until the fourth quarter of 2014, we maintained most of our cash balances with ECCU, our largest equity holder.  Total funds held with ECCU at December 31, 2014 and 2013 were $733 thousand and $7.0 million, respectively.  We earned interest on these cash balances for the years ended December 31, 2014 and 2013 in the amount of $41.3 thousand and $83.2 thousand, respectively.  In 2014, we transferred a large portion of our cash to ACCU.

Pursuant to an administrative services agreement, we purchase certain professional services from ECCU and we rent our administrative offices from ECCU pursuant to an office lease entered into on November 4, 2008.  We paid ECCU $111.1 thousand and $125.7 thousand for the years ended December 31, 2014 and 2013, respectively, for these services and facilities.  We negotiated these charges and terms of the office lease with ECCU based upon the fair market value of such services and rental rates for comparable office space in Brea, California.

Other Related Party Transactions.

From time to time, our Board and members of our executive management team have purchased investor notes from us.  One of our Board members, Mr. Art Black, is the beneficial owner of a living trust that holds $224,276 of our Class A Notes.  Another of our Board members, Mr. Van Elliott, holds $50,000 of our Class A Notes.

On August 15, 2013, we sold a  $5.0 million in loan participation interest to Western Federal Credit Union, one of our equity owners.  We charge 50 basis points to service the loan for Western Federal Credit Union.

We have entered into a selling agreement with our wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will sell our Subordinated Capital Notes and our International Notes.  The sales commissions and cost reimbursements paid to any broker-dealer firms that are engaged to assist in the distribution of such certificates will not exceed 3% of the amount of certificates sold.  For the year ended December 31, 2014, MP Securities earned $19 thousand on sales of Series 1 Subordinated Capital Notes and $201 on sales of our 2013 International Notes.

We had also entered into a selling agreement with MP Securities pursuant to which MP Securities served as our selling agent in distributing our Class A Notes.  Under the terms of the Class A Notes Offering, MP Securities received a selling concession for acting as a participating broker ranging from 1.25% to 5 % on the sale of a fixed series note, 5% on the sale of a flex series note and an amount equal to .25% per annum on the average note balance for a variable series note.  Effective as of January 31, 2014, MP Securities became the managing broker of the

Class A Note offering and receives an additional 0.5% on all new note sales as well as 0.25% on note sales made to a repeat purchaser.  No concessions were paid on any accrued interest that is added to the principal of a Class A Note pursuant to an interest deferral election made by the investor.  For the year ended December 31, 2014, MP Securities earned $546 thousand in sales concessions and $81 thousand in managing broker concessions on the sale of our Class A Notes.  In addition, we have signed an Administrative Services Agreement with MP Securites which stipulates that we will provide certain services to MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  The total expenses charged to MP Securities for these services were $680 thousand and $491 thousand for the years ended December 31, 2014 and 2013, respectively.

Effective as of January 2015, we have discontinued the sale of our Class A Notes.  Pursuant to a Registration Statement filed with the SEC and declared effective on January 6, 2015, we are offering our Class 1 Notes as a replacement debt security for our Class A Notes.  We have also entered into a Managing Participating Broker Agreement with MP Securities pursuant to which MP Securities will act as the managing broker for the offering of our Class 1 Notes.  As the managing participating broker, MP Securities will maintain sales records, process and approve investor applications, conduct retail and wholesale marketing activities for sales of the Class 1 Notes and undertake its own due diligence review of the offering.  MP Securities does not serve as a lead underwriter, distribution manager or syndicate manager for the offering.

Under the terms of the Managing Participating Broker Dealer Agreement (the “MPB Agreement”) entered into with us and MP Securities and possible participating brokers in the future, we will pay gross selling commissions ranging from 1.25% to 1.75% for the sale of Fixed Series Class 1 Notes and an amount equal to .50% of the amount of Variable  Series Class 1 Notes sold plus an amount equal to .25% per annum on the average note balance of such Variable Series Class 1 Note.  Both the gross commissions and managing participating broker commissions will be reduced by .25% of the total amount of each note sold in the offering to a repeat purchaser who is then, or has been within the immediately preceding thirty (30) days, an owner of one of our investor notes.  No commissions are paid on the accrued interest deferred and added to the principal balance of a note when an investor elects to defer interest received on a note.  In the event MP Securities provides wholesale services in connection with the Class 1 Notes offering, we may reimburse MP Securities and any other selling group member up to $40,000 in wholesaling expenses.  As of the date of this Report, no wholesaling expenses have been paid to MP Securities or any other selling group member under the Class 1 Notes offering.

In connection with the Company’s Secured Investment Note offering, the Company has engaged MP Securities to act as the Company’s managing broker for the offering.  Under the terms of a Managing Broker-Dealer Agreement entered into by and between the Company and MPS Securities, the Company will pay selling commissions ranging from 2% on our Secured Investment Notes with a 18-month maturity to 5% on Secured Investment Notes with a 54-month maturity, with total selling commissions not to exceed 5%.

Pursuant to a Loan and Security Agreement, dated December 15, 2014, entered into by and among the Company, MPF and the holders of our Secured Investment Notes (the “Loan Agreement”), MPF will serve as the collateral agent for the Secured Investment Notes.  The

Company will pledge and deliver mortgage loans and cash to MPF to serve as collateral for the Secured Investment Notes.  As custodian and collateral agent for the Secured Investment Notes, MPF will monitor the Company’s compliance with the terms of the Loan Agreement, take possession of, hold, operate, manage or sell the collateral conveyed to MPF for the benefit of the Secured Investment Note holders.  MPF is further authorized to pursue any remedy at law or in equity after an event of default occurs under the Loan Agreement.

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

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2014	2013

Audit and audit-related fees	$127,000	$109,500
Tax Fees	12,500	12,500
All other fees	12,250	3,975
Total	$151,750	$125,975

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

10.5	Loan Purchase Agreement, dated December 28, 2011, by and among Ministry Partners Investment Company, LLC, Ministry Partners Funding, LLC and Evangelical Christian Credit Union (5) (**)
10.6	CUSO Line of Credit Facility Note and Security Agreement, dated May 14, 2008, executed by Ministry Partners Investment Corporation in favor of Members United Corporate Federal Credit Union (6)
10.7	Office Lease, dated November 4, 2008, by and between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (6)
10.8	Equipment Lease, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (6)
10.9	Professional Services Agreement, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (6)

10.10	Form of Individual Manager Indemnification Agreement (7)
10.27	Confidential Severance and Release Agreement by and between Ministry Partners Investment Company LLC and Billy M. Dodson, effective November 8, 2013 (8)
10.28	Interim CEO Employment Agreement by and between Ministry Partners Investment Company LLC and James. H. Overholt, effective November 12, 2013 (9)
10.29	Amendment No. 1 to Managing Placement Agent Agreement dated January 30, 2014, by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC (10)
10.30	Employment Agreement by and between Ministry Partners Investment Company, LLC and James H. Overholt, effective May 13, 2014 (11)
10.31	Loan and Security Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Funding, LLC dated December 15, 2014 (*)
10.32	Managing Broker Dealer Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC, dated January 6, 2015 (*)
14.1	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.ins	XBRL Taxonomy Extension Definition Linkbase Document ***
101.sch	XBRL Taxonomy Extension Schema Document ***
101.def	XBRL Taxonomy Extension Definition Linkbase Document ***
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.lab	XBRL Taxonomy Extension Label Linkbase Document ***
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document ***

 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.

(2)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010. (*)
(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 23, 2013
(4)	Incorporated by reference to the Report on Form 8-K filed by the Company on October 15, 2007, as amended.
(5)	Incorporated by reference to the Report on Form 10-K/A filed by the Company on April 3, 2012.
(6)	Incorporated by reference to the Report on Form 10-K filed by the Company on April 14, 2009.
(7)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Company on June 24, 2011.
(8)	Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed by the Company on November 14, 2013
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 7, 2014
(10)	Incorporated by reference to the Post-Effective Amendment No. 2 to Form S-1 filed by the Company on January 30, 2014
(11)	Incorporated by reference to Exhibit 10.30 of the Report on Form 10-Q filed by the Company on May 15, 2014
*	Filed herewith.
**	Confidential treatment requested for certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.
***	Furnished, not filed, herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT

COMPANY, LLC

Dated:  March 30, 2015By: /s/ James H. Overholt

  James H. Overholt

  Chief Executive Officer

  (Principal Executive Officer)

Dated:  March 30, 2015By: /s/ Susan B. Reilly

  Susan B. Reilly,

  Senior Vice President and Chief Financial Officer

  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ James H. Overholt

Chief Executive Officer (Principal Executive Officer)

Date:  March 30, 2015

/s/ Susan B. Reilly

Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Date:  March 30, 2015

/s/ Mark G. Holbrook

Chairman, Board of Managers,

Date:  March 30, 2015

/s/ Van C. Elliott

Secretary, Manager

Date:  March 30, 2015

/s/ Arthur G. Black

Manager

Date:  March 30, 2015

/s/ Juli Anne S. Callis

Manager

Date:  March 30, 2015

/s/ Jeffrey T. Lauridsen

Manager

Date:  March 30, 2015

/s/ R. Michael Lee

Manager

Date:  March 30, 2015

/s/ Jerrod L.Foresman

Manager

Date:  March 30, 2015