Form 10-Q
period 2015-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2015-05-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

At March 31, 2015, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014

 (Dollars in Thousands Except Unit Data)

	2015	2014
	(Unaudited)	(Audited)
Assets:
Cash	$17,127	$17,251
Loans receivable, net of allowance for loan losses of $2,455 and $2,454 as of March 31, 2015 and December 31, 2014, respectively	129,320	131,586
Accrued interest receivable	582	562
Property and equipment, net	76	87
Debt issuance costs, net	151	112
Foreclosed assets, net	3,931	3,931
Other assets	592	366
Total assets	$151,779	$153,895
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$92,973	$93,880
Notes payable	50,298	49,914
Accrued interest payable	11	19
Other liabilities	561	2,132
Total liabilities	143,843	145,945
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2015 and December 31, 2014 (liquidation preference of $100 per unit); See Note 8	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2015 and December 31, 2014; See Note 8	1,509	1,509
Accumulated deficit	(5,288)	(5,274)
Total members' equity	7,936	7,950
Total liabilities and members' equity	$151,779	$153,895

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Thousands)

	Three months ended
	March 31,
	2015	2014
Interest income:
Interest on loans	$2,020	$2,295
Interest on interest-bearing accounts	5	13
Total interest income	2,025	2,308
Interest expense:
Borrowings from financial institutions	581	620
Notes payable	469	464
Total interest expense	1,050	1,084
Net interest income	975	1,224
Provision for loan losses	--	4
Net interest income after provision for loan losses	975	1,220
Non-interest income	255	46
Non-interest expenses:
Salaries and benefits	650	548
Marketing and promotion	25	21
Office operations	352	315
Foreclosed assets, net	(5)	34
Legal and accounting	191	191
Total non-interest expenses	1,213	1,109
Income before provision for income taxes	17	157
Provision for income taxes	4	4
Net income	$13	$153

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13	$153
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	12	13
Amortization of deferred loan fees	(42)	(53)
Amortization of debt issuance costs	26	26
Provision for loan losses	--	4
Accretion of allowance for loan losses on restructured loans	1	(20)
Accretion of loan discount	(12)	(5)
Changes in:
Accrued interest receivable	(20)	3
Other assets	(226)	(187)
Other liabilities and accrued interest payable	(1,579)	(348)
Net cash used by operating activities	(1,827)	(414)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(2,547)	(3,218)
Loan sales	3,587	541
Loan principal collections	1,279	2,806
Purchase of property and equipment	(1)	(3)
Net cash provided by investing activities	2,318	126
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(907)	(889)
Net change in notes payable	384	(2,579)
Debt issuance costs	(65)	(5)
Dividends paid on preferred units	(27)	(39)
Net cash used by financing activities	(615)	(3,512)
Net decrease in cash	(124)	(3,800)
Cash at beginning of period	17,251	7,483
Cash at end of period	$17,127	$3,683
Supplemental disclosures of cash flow information
Interest paid	$1,058	$1,071
Income taxes paid	$--	$--
Transfer of loans to foreclosed assets	$--	$1,170

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2014 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the results for the full year.

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

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”).  MPF has been inactive since November 30, 2009.  In December 2014, the Company reactivated MPF to hold loans used as collateral for our new Secured Investment Certificates.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of March 31, 2015 and December 31, 2014.

A portion of the our cash held at credit unions is insured by the National Credit Union Insurance Fund, while a portion of cash held at other financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company maintains cash that may exceed insured limits.  The Company does not expect to incur losses in its cash accounts.

We have the ability to pledge cash as collateral for our borrowings and our Secured Notes. At December 31, 2014, $2.9 million of the company’s cash was pledged as collateral for its borrowings and was considered restricted cash.  We did not have any cash pledged as collateral on our borrowings at March 31, 2015.    At March 31, 2015 and December 31, 2014,  $1.4 million and $326 thousand in cash, respectively, was pledged as collateral for our outstanding Secured Notes.

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

Income Taxes

We have elected to be treated as a partnership for income tax purposes. Therefore, our income and expenses are passed through to its members for tax reporting purposes. We are subject to a California gross receipts LLC fee of approximately $12,000 per year.  MP Securities is subject to a California gross receipts LLC fee of approximately $2,500 for the year ended December 31, 2014.  MP Realty incurred a tax loss for the years ended December 31, 2014 and 2013, and recorded a provision of $800 per year for the state minimum franchise tax.

MP Realty has federal and state net operating loss carryforwards of approximately $319,000 and $316,000, respectively which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at December 31, 2014 and 2013.

We use a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken in a tax return. Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognuntaition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Tax years ended December 31, 2011 through December 31, 2014 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2010 through December 31, 2014 remain subject to examination by the California Franchise Tax Board.

Employee Benefit Plan

Contributions to the qualified employee retirement plan are recorded as compensation cost in the period incurred.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) amended  Accounting Standards Codification (ASC) Topic 810, Consolidation. The amendments in this Update make targeted changes to the current consolidation guidance and ends a deferral available for investment companies. The amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. Consolidation conclusions may change for entities that already are VIEs due to changes in how entities would analyze related-party relationships and fee arrangements. The amendments relax existing criteria for determining when fees paid to a decision maker or service provider do not represent a variable interest by focusing on whether those fees are “at market.” The amendments eliminate both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership. Application of the new amendments could result in some entities being deconsolidated or considered a VIE and subject to additional disclosures. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period with any adjustments reflected as of the beginning of the reporting year that includes the interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the reporting year of adoption or may apply the amendments retrospectively. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

In April 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. Under the new guidance, the debt issuance costs related to a recognized debt liability will be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance should be applied retrospectively and is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the potential impact from the new guidance on the consolidated financial statements.

2.  Related Party Transactions

We maintain some of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $255 thousand and $733 thousand at March 31, 2015 and December 31, 2014, respectively. Interest earned on funds held with ECCU totaled $3.2 thousand and $12.2 thousand for the three months ended March 31, 2015 and 2014, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $28.5 thousand and $28.1 thousand for the three months ended March 31, 2015 and 2014, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we have purchased mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the three month periods ended March 31, 2015 and 2014, we did not purchase any loans from ECCU.  With regard to loans purchased from ECCU in prior years, we recognized $460.4 thousand and $414.6 thousand of interest income during the three months ended March 31, 2015 and 2014, respectively.  ECCU currently acts as the servicer for 18 of the 145 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement we entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on wholly-owned loans ECCU services on our behalf.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At March 31, 2015, the Company’s investment in wholly-owned loans serviced by ECCU totaled $6.1 million, while the Company’s investment in loan participations serviced by ECCU totaled $20.3 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  We paid fewer than one thousand dollars of such fees during the three months ended March 31, 2015 and 2014.

ECCU has, from time to time, purchased or repurchased loans from the Company.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction

Policy adopted by the Company’s Board.  The Company sold $541.0 thousand in whole loans to ECCU during the three month period ended March 31, 2014.  No gains or losses were recognized on these transactions.  We did not sell any loans to ECCU during the three months ended March 31, 2015.

On October 6, 2014, MP Securities, our wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ECCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ECCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ECCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities will offer these products and services to ECCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ECCU for permitting it to use the designated location to offer such products and services to ECCU’s members under an arrangement that will entitle ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $6.0 thousand to ECCU under the terms of this agreement during the three months ended March 31, 2015.

Other Related Party Transactions

From time to time, our Board and members of our executive management team have purchased investor notes from us. Investor notes payable to related parties totaled $275 thousand and $274 thousand at March 31, 2015 and December 31, 2014, respectively.

On August 14th, 2013, the Company entered into a Loan Participation Agreement with Western Federal Credit Union (“WFCU”).  WFCU is an owner of both the Company’s Class A Common Units and Series A Preferred Units.  Under this agreement, we sold WFCU a $5.0 million loan participation interest in one of our mortgage loan interests.  As part of this agreement, we retained the right to service the loan, and we charge WFCU 50 basis points for servicing the loan.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2024. Loans yielded a weighted average of 6.28% as of March 31, 2015 and December 31, 2014, respectively. A summary of the Company’s mortgage loans owned as of March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31
	2015	2014

Loans to evangelical churches and related organizations:
Real estate secured	$132,983	$135,243
Unsecured	146	158
Total loans	133,129	135,401

Deferred loan fees, net	(562)	(565)
Loan discount	(792)	(796)
Allowance for loan losses	(2,455)	(2,454)
Loans, net	$129,320	$131,586

Allowance for Loan Losses

The Company has established an allowance for loan losses of $2.5 million as of March 31, 2015 and December 31, 2014, respectively, for loans held in the Company’s mortgage portfolio. For the three month period ended March 31, 2015, we did not record any charge-offs on our mortgage loan investments.  For the year ended December 31, 2014, we recorded  $584 thousand in charge-offs on our mortgage loan investments. Management believes that the allowance for loan losses as of March 31, 2015 and December 31, 2014 is appropriate.

Changes in the allowance for loan losses for the three month period ended March 31, 2015 and the year ended December 31, 2014 are as follows (dollars in thousands):

	Three months ended	Year ended
	March 31, 2015	December 31, 2014

Balance, beginning of period	$2,454	$2,856
Provision for loan loss	--	252
Chargeoffs	--	(584)
Transfer to loan discount	--	(54)
Accretion of allowance related to restructured loans	1	(16)
Balance, end of period	$2,455	$2,454

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary or the recorded balance of our nonperforming loans (dollars in thousands) as of March 31, 2015, December 31, 2014 and March 31, 2014:

	March 31,	December 31,	March 31,
	2015	2014	2014

Impaired loans with an allowance for loan loss	$8,627	$8,696	$13,365
Impaired loans without an allowance for loan loss	3,191	3,290	3,569
Total impaired loans	$11,818	$11,986	$16,934

Allowance for loan losses related to impaired loans	$1,671	$1,670	$1,973

Total non-accrual loans	$8,653	$8,805	$15,627

Total loans past due 90 days or more and still accruing	$--	$--	$--

We had eight nonaccrual loans as of March 31, 2015 and December 31, 2014.

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	March 31, 2015	December 31, 2014

Loans:
Individually evaluated for impairment	$11,818	$11,986
Collectively evaluated for impairment	121,311	123,415
Balance	$133,129	$135,401

Allowance for loan losses:
Individually evaluated for impairment	$1,671	$1,670
Collectively evaluated for impairment	784	784
Balance	$2,455	$2,454

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at March 31, 2015 and December 31, 2014, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2015
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$87,882	$4,991	$19,748	$925	$113,546
Watch	4,482	--	1,661	--	6,143
Substandard	9,311	3,378	--	--	12,689
Doubtful	--	--	751	--	751
Loss	--	--	--	--	--
Total	$101,675	$8,369	$22,160	$925	$133,129

Credit Quality Indicators (by class)
As of December 31, 2014
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$89,708	2,347	19,981	925	112,961
Watch	4,512	2,637	1,672	--	8,821
Substandard	9,472	3,396	--	--	12,868
Doubtful	--	--	751	--	751
Loss	--	--	--	--	--
Total	$103,692	$8,380	$22,404	$925	$135,401

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at March 31, 2015 and at December 31, 2014 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$2,086	--	1,078	3,164	98,511	101,675	--
Wholly-Owned Junior	214	--	--	214	8,155	8,369	--
Participation First	--	--	751	751	21,409	22,160	--
Participation Junior	--	--	--	--	925	925	--
Total	$2,300	$--	$1,829	$4,129	$129,000	$133,129	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$2,783	2,125	1,082	5,990	97,702	103,692	$--
Wholly-Owned Junior	--	--	--	--	8,380	8,380	--
Participation First	1,785	--	751	2,536	19,868	22,404	--
Participation Junior	--	--	--	--	925	925	--
Total	$4,568	$2,125	$1,833	$8,526	$126,875	$135,401	$--

The following tables are summaries of impaired loans by loan class as of and for the three months ended March 31, 2015 and 2014, and the year ended December 31, 2014, respectively.  The recorded investment in impaired loans reflects the unpaid principal balance less discounts and interest payments taken against principal, whereas the unpaid principal balance reflects the contractual principal balance owed by the borrower (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$2,775	$3,742	$--	$2,830	$--
Wholly-Owned Junior	207	214	--	208	2
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,272	5,202	1,084	4,299	12
Wholly-Owned Junior	3,120	3,165	294	3,125	40
Participation First	751	883	293	751	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,125	$13,206	$1,671	$11,213	$54

Impaired Loans (by class)
As of and for the Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$2,873	$3,786	$--	$3,208	$2
Wholly-Owned Junior	208	214	--	210	12
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,325	5,207	1,083	4,409	76
Wholly-Owned Junior	3,136	3,181	295	3,162	160
Participation First	751	883	292	2,604	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,294	$13,272	$1,670	$13,593	$250

Impaired Loans (by class)
As of and for the three months ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$2,985	$3,850	$--	$3,011	$13
Wholly-Owned Junior	211	217	--	211	3
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,424	6,946	1,337	6,506	46
Wholly-Owned Junior	3,175	3,220	310	3,175	40
Participation First	3,504	3,680	326	5,359	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$16,299	$17,913	$1,973	$18,262	$102

A summary of nonaccrual loans by loan class at March 31, 2015 and December 31, 2014 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of March 31, 2015

Church loans:
Wholly-Owned First	$7,688
Wholly-Owned Junior	214
Participation First	751
Participation Junior	--
Total	$8,653

Loans on Nonaccrual Status (by class)
As of December 31, 2014

Church loans:
Wholly-Owned First	$7,840
Wholly-Owned Junior	214
Participation First	751
Participation Junior	--
Total	$8,805

We did not restructure any loans during the three months ended March 31, 2015 or 2014.

No troubled debt restructurings defaulted during the three months ended March 31, 2015 or 2014.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of March 31, 2015, no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.

4.  Foreclosed Assets

Our foreclosed assets at March 31, 2015 consist of seven properties.  We held $3.9 million in foreclosed assets at March 31, 2015 and December 31, 2014.  For the three month periods ended March 31, 2015 and 2014, we did not record any provisions for losses on foreclosed assets. We recorded $2.4 million in losses on foreclosed assets recorded for the year ended December 31, 2014.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the periods ended March 31 and December 31,
	2015	2014
Balance, beginning of period	$2,431	$13
Provision for losses	--	2,431
Charge-offs	--	(13)
Recoveries	--	--
Balance, end of period	$2,431	$2,431

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended March 31,
	2015	2014
Net loss (gain) on sale of real estate	$--	$--
Provision for losses	--	--
Operating expenses, net of rental income	(5)	34
Net expense (income)	$(5)	$34

5.  Loan Participation Sales

During the three months ended March 31, 2015, we sold participations in six church loans totaling $3.6 million while retaining servicing responsibilities on the loans.  As a result of these sales, we recorded servicing assets totaling $48 thousand.  During the year ended December 31, 2014, the Company sold participations in 13 church loans totaling $13.1 million.  As a result of these sales, we recorded servicing assets totaling $83 thousand.  Servicing assets are amortized using the interest method as an adjustment to interest income.  Amortization totaled $14 thousand for the three months ended March 31, 2015.

A summary of servicing assets for the three months ended March 31, 2015 and the year ended December 31, 2014 is as follows (dollars in thousands):

	2015	2014
Balance, beginning of period	$184	$153
Additions:
Servicing obligations from sale of loan participations	48	83
Subtractions:
Amortization	(14)	(52)
Balance, end of period	$218	$184

6.  Line of Credit and Other Borrowings from Financial Institutions

Members United Facilities

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $72.4 million and $73.1 million at March 31, 2015 and December 31, 2014, respectively.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 128%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  At December 31, 2014, the collateral securing the MU Credit Facility had an aggregate principal balance of $92.0 million.  This represented a deficit of $1.6 million from the required collateral at December 31, 2014.  As a matter of expediency, the NCUA accepted a cash pledge in addition to the balance of loans pledged as collateral in satisfaction of the minimum collateralization ratio at December 31, 2014.  The Company was not required to make an additional principal payment to satisfy the deficit.  On March 30, 2015, we reached an agreement with the NCUA to amend the MU Credit Facility, including a reduction of the minimum collateralization ratio.  See “Line of Credit and Other Borrowings – Amendments to our Credit Facility Agreements” below.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of March 31, 2015 and December 31, 2014, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of March 31, 2015 and December 31, 2014, $20.6 and $20.8 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2014, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $29.9 million. This represented a deficit of $1.3 million from the required collateral at December 31, 2014.  As a matter of expediency, the NCUA accepted a cash pledge in addition to the balance of loans pledged as collateral in satisfaction of the minimum collateralization ratio at December 31, 2014.  Pursuant to a waiver granted by the NCUA, the Company was not required to make an additional principal payment to satisfy the deficiency.  As of March 31, 2015 and December 31, 2014, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension. On March 31, 2015, we reached an agreement with the NCUA to amend the Wescorp Credit Facility Extension, which included a reduction in the minimum collateralization ratio required to be met for the facility.  See Line of Credit and Other Borrowings – Amendments to our Credit Facility Agreements”below.

Future estimated principal pay downs of our borrowings from financial institutions during the twelve month periods ending March 31 are as follows (dollars in thousands):

2016	$3,666
2017	3,772
2018	3,869
2019	81,666
$92,973

Amendments to our Credit Facility Agreements

On March 30, 2015, we and the NCUA agreed toan Amendment to the Loan and Security Agreement (the “LSA Amendments”) for both the MU Credit Facility and the WesCorp Credit Facility.  Under the terms of the LSA Amendments, the following changes to our credit facility agreements were made:

Members United and WesCorp Credit Facilities
	Previous	Amended Facility
Minimum collateralization ratio and minimum combined collateralization ratio	128% on the Members United facility and 150% on the WesCorp facility	110% on each facility and 120% combined portfolio
Loan to value ratio at time loan is pledged.	80%	80%
Combined loan to value which does not cause combined weighted average loan portfolio ratio to exceed a specified amount	No requirement	70%
Debt service coverage ratio at time loan is pledged.	110%	110%
Combined weighted average portfolio debt service coverage ratio to meet a minimum specified amount.	No requirement	110% on each Facility and 115% on combined portfolio
Permit cash collateral substitution	Not available	Yes, at 1:1 ratio
Maximum weighted average risk rating of notes held as collateral	No requirement	3.0 on each facility and 2.85 on combined portfolio

If the Company receives proceeds from the sale of a collateral loan, it will be required to prepay note in amount sufficient to meet minimum collateralization ratio and combined minimum collateralization ratio

	Company must meet the minimum collateralization ratio for each facility	Company must meet the minimum collateralization ratio requirement and combined minimum collateralization ratio requirement
Ability to substitute Collateral	Ability to substitute mortgage collateral	Ability to substitute cash in addition to mortgage collateral
Credit Manager’s Report	No requirement	On a quarterly basis, the Company must deliver a credit manager’s report

At March 31, 2015, the collateral securing the Members United Credit Facility had an aggregate principal balance of $86.9 million and the collateral securing the Wescorp Credit Facility Extension had an aggregate principal balance of $26.5 million.  In total, the collateral securing both facilities satisfies the 120% minimum collateralization ratio required by the amended agreement.

7.  Notes Payable

In addition to borrowings from financial institutions, we also rely on our investor notes to fund investments in mortgage loan assets and fund our general operations. Except for our private offering of secured notes, the notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of these notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.  We have offered our investor notes under registered public offerings with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.  The sale of our Alpha Class Notes was discontinued in April 2008. The final Alpha Class Note was repaid during the three months ended March 31, 2014.  There were no Alpha Class Notes outstanding as of March 31, 2015.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of March 31, 2015.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Class A Note Offering expired on December 31, 2014 and the Company discontinued the sale of its Class A Notes as of that date.  At March 31, 2015 and December 31, 2014, $37.3 million and $41.1 million of these notes were outstanding, respectively.

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

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At March 31, 2015, $3.0 million of Class 1 Notes were outstanding.

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

In 2012, the Company launched the sale of its 2012 Secured Investment Certificates pursuant to a limited offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The secured investment certificates were offered with maturity terms of 36,  60 and 84 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps.  Wilmington Savings Fund Society, FSB, served as the trustee for the secured investment certificates.  Under the terms of the Trust Indenture entered into with Wilmington Savings Fund Society, FSB, the Company established a mortgage loan investment fund for the benefit of investors and is required to maintain a minimum collateralization ratio equal to at least 105% of the principal amount of secured investment certificates that are issued and outstanding.

The Trust Indenture entered into with Wilmington Savings Fund Society, FSB, also contains standard covenants which require the Company to refrain from permitting any other senior lien to be created or maintained on the collateral securing the certificates, refrain from paying any dividends on the Company’s equity units if there is an uncured event of default with respect to the certificates, make timely payments of interest and principal due on the certificates and secure the assets of the fund.  At December 31, 2014, a total of $302 thousand of these secured certificates were outstanding and $318 thousand in cash was pledged as collateral on these notes.  Effective as of August 15, 2013, the Company discontinued the sale of its 2012 Secured Investment Certificates.  As of March 31,

2015, the Company had paid off all of the Secured Investment Certificates and the Trust Indenture entered into with Wilmington Savings Fund Society has been terminated and the indenture discharged.

In January 2015, the Company began offering Secured Investment Certificates under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Investment Certificates to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.  At March 31, 2015, $1.4 million in Secured Investment Certificates were outstanding.

As part of this offering, the Company entered into a Loan and Security Agreement with MPF that appointed MPF as the collateral agent of any loans pledged as collateral for the Secured Investment Certificates.  At March 31, 2015, $1.4 million in cash was pledged as collateral on the Secured Investment Certificates.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. A total of $4.8 million and $4.7 million in notes sold pursuant to this offering were outstanding at March 31, 2015 and December 31, 2014, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at March 31, 2015.  A total of $237 thousand and $345 thousand of its 2013 International Notes were outstanding at March 31, 2015 and December 31, 2014, respectively.

We have the following notes payable at March 31, 2015 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$37,347	3.77%
Class 1 Offering	3,019	3.12%

Private Offerings
Special Offering	3,521	3.38%
Special Subordinated Notes	4,757	4.95%
Secured Notes	1,417	3.43%
International Offering	237	4.20%
Total	$50,298	3.81%

Future maturities for the Company’s investor notes during the twelve month periods ending March 31 are as follows (dollars in thousands):

2016	$23,514
2017	7,736
2018	6,548
2019	5,321
2020	7,179
$50,298

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

The Class A Common Units have voting rights, but have no liquidation preference or rights to dividends, unless declared.

9.  Retirement Plans

401(k)

All of our employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the three months ended March 31, 2015 and 2014 were $23.0 thousand and $20.2 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2014.  No profit sharing contribution has been made or approved for the three months ended March 31, 2015.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2015 and December 31, 2014, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	March 31, 2015	December 31, 2014
Undisbursed loans	$1,335	$575
Standby letter of credit	$1,448	$1,440

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and may not necessarily be drawn upon to the total extent to which the Company is committed.  Commitments to extend credit are generally at variable rates.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending l oans to customers.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at March 31, 2015 and December 31, 2014, are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2015 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$17,127	$17,127		$--	$--	$17,127
Loans, net	129,320	--		--	131,308	131,308
FINANCIAL LIABILITIES:
Borrowings from financial institutions	$92,973	$--	$		$92,306	$92,306
Notes payables	50,298	--		--	51,116	51,116
Other financial liabilities	39	--		--	39	39

		Fair Value Measurements at December 31, 2014 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$17,251	$17,251		$--	$--	$17,251
Loans, net	131,586	--		--	133,166	133,166
FINANCIAL LIABILITIES:
Notes payables	$93,880	$--	$		$93,077	$93,077
Borrowings from financial institutions	49,914	--		--	50,603	50,603
Other financial liabilities	46	--		--	46	46

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2015 and December 31, 2014.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2015 and December 31, 2014.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2015:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,526	$5,526
Foreclosed assets	--	--	3,931	3,931
Total	$--	$--	$9,457	$9,457

Assets at December 31, 2014:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,672	$5,672
Foreclosed assets	--	--	3,931	3,931
Total	$--	$--	$9,603	$9,603

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

Impaired loans and
foreclosed assets
(net of allowance and discount)
Balance, December 31, 2014	$9,603
Deletions and paydowns, loans	(146)
Balance, March 31, 2015	$9,457

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2015 are summarized below (dollars in thousands):

Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling costs	10% (10%)
Impaired Loans	$5,526	Internal evaluations	Discount due to age of appraisal	0% - 10% (2.34%)
		Internal evaluations	Discount due to title dispute	0% - 50% (8.30%)

Foreclosed assets	$3,931	Discounted appraised value	Selling costs	7% - 20% (10.47%)
		Internal evaluations	Discount due to market decline	0% - 70% (40.05%)

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

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the three month period ended March 31, 2015 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$2,159	$121	$2,280
Intersegment revenue	--	166	166
External non-interest expenses	888	345	1,233
Intersegment non-interest expenses	16	--	16
Segment net profit (loss)	71	(58)	13
Segment assets	151,552	398	151,950

Revenue
Total revenue of reportable segments	$2,446
Inter-segment revenue	(166)
Consolidated revenue	$2,280

Non-interest expenses
Total non-interest expenses of reportable segments	$1,233
Inter-segment non-interest expenses	(16)
Consolidated non-interest expenses	$1,217

Profit
Total income of reportable segments	$13
Inter-segment profits	--
Consolidated net income	$13

Assets
Total assets of reportable segments	$151,950
Inter-segment prepaid expenses	(154)
Segment accounts receivable from corporate office	(17)
Consolidated assets	$151,779

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  Such risks, uncertainties and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as the following:

•	We are a highly leveraged company and our indebtedness could adversely affect our financial condition and business;

•

we depend on the sale of our debt securities to finance our business and have relied on the renewals or reinvestments made by our holders of debt securities when their debt securities mature to fund our business;

•

due to additional suitability and overconcentration limits imposed on investors in our publicly offered debt securities under FINRA guidelines and our Class 1 Notes Prospectus, the Company needs to expand our investor base and scope of investment products offered by our wholly-owned affiliate, MP Securities;

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

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2015 and March 31, 2014 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

	Three months ended		Comparison
	March 31,
	2015	2014	$ Difference	% Difference
Interest income:
Interest on loans	$2,020	$2,295	$(275)	(12%)
Interest on interest-bearing accounts	5	13	(8)	(62%)
Total interest income	2,025	2,308	(283)	(12%)
Interest expense:
Borrowings from financial institutions	581	620	(39)	(6%)
Notes payable	469	464	5	1%
Total interest expense	1,050	1,084	(34)	(3%)
Net interest income	975	1,224	(249)	(20%)
Provision for loan losses	--	4	(4)	(100%)
Net interest income after provision for loan losses	975	1,220	(245)	(20%)
Non-interest income	255	46	209	454%
Non-interest expenses:
Salaries and benefits	650	548	102	19%
Marketing and promotion	25	21	4	19%
Office operations	352	315	37	12%
Foreclosed assets, net	(5)	34	(39)	(115%)
Legal and accounting	191	191	--	0%
Total non-interest expenses	1,213	1,109	104	9%
Income before provision for income taxes	17	157	(140)	(89%)
Provision for income taxes	4	4	--	0%
Net income	$13	$153	$(140)	(92%)

During the three months ended March 31, 2015, we reported net income of $13 thousand, which was a decrease of $140 thousand over the first quarter of 2014.  The decrease in net income from the prior year is primarily attributable to a decrease in interest income on loans as well as an increase in salaries and benefits expenses.   These factors were offset by an increase of $209 thousand in non-interest income for the quarter as compared to the quarter ended March 31, 2014.

As compared to the first quarter of 2014, interest income decreased by $283 thousand as a result of a decrease in the mortgage loan assets held in our loan portfolio as well as a decrease in the yield earned on our interest-earning assets (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  Our average interest-earning loans decreased by $14.9 million from the three months ended March 31, 2014 as compared to the three months ended March 31, 2015.  This decrease occurred due to loan participation sales made throughout the prior 12 months.  We also earned additional interest during the first quarter of 2014 related to the amortization of discounts on troubled debt restructurings.  Several of these loans have since been reclassified as collateral dependent and, as such, do not earn interest.  Interest income earned on interest-bearing accounts with other institutions decreased solely due to a decline in the yield on those assets as we moved a large portion of our cash deposits to a different institution.

Total interest expense decreased by $34 thousand as compared to the first quarter of 2014 primarily due to the decrease in the average balance of borrowings from financial institutions from $99.6 million for the three months ended March 31, 2014 to $93.6 million for the three months ended March 31, 2015. These borrowings decreased due to regular monthly principal payments on our primary credit facility as well as a $2.5 million dollar paydown in September 2014 to remain compliant with the minimum collateralization requirements on our borrowings required by the facility.  Interest paid on our investor notes has increased, as MP Securities has experienced increased success in selling our notes.  Our average note balances have increased by $4.3 million for the first quarter of 2015 compared to the first quarter of 2014 in large part due to $4.6 million in note sales by MP Securities over the three months ended March 31, 2015.

For the three month period ended March 31, 2015, net interest income decreased by $249 thousand, or 20%, from the three month period ended March 31, 2014.  Net interest income after provision for loan losses decreased by $245 thousand for the quarter ended March 31, 2015 over the three months ended March 31, 2014.  We did not record any provisions for loan losses during the first quarter of 2015 while we recorded $4 thousand in provisions for loan losses for the the three months ended March 31, 2014.  As our loan portfolio has decreased, we did not need to record additional general reserves, and no additional loans became impaired and required specific reserves in the first quarter of 2014 or 2015.

We had other income of $255 thousand in the first quarter of 2015 primarily due to $121 thousand in advisory fees and commissions earned by MP Securities, $50 thousand in late charge income, $40 thousand in servicing fee income, and $40 thousand in gains on loan sales.  MP Securities’ income has increased by $104 thousand over the first quarter of 2014 as we have expanded the services provided by our broker-dealer subsidiary.  Hiring a new investment advisor at MP Securities has also allowed us to expand its client base.  In addition, servicing fee revenue has increased by $17 thousand from the first quarter of the prior year due to selling $16.6 million in loan participations over the last twelve months.  We also earned $50 thousand in late charges during the first quarter of 2015 on one loan that paid the late charges accrued over several years.  These transactions led to a $209 thousand increase in other income for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Non-interest operating expenses for the three months ended March 31, 2015 increased by $104 thousand over the same period ended March 31, 2014, an increase of 9%.  This increase is due primarily to an increase in salaries and benefits expenses of $102 thousand as we hired two salespeople for MP Securities over the last twelve months.  The Board of Managers has approved significant raises for two executives since March 31, 2014, which also increased salaries and benefits expense. Office operations expense increased by $37 thousand due to fees paid by our wholly owned broker-dealer in conjunction with selling agreements reached with ECCU and another credit union during the third quarter of 2014.  Offsetting these increases was a decrease in net foreclosed asset expenses.  We incurred several large, one-time expenses related to the management of one of our properties in the first quarter of 2014.  We did not incur any large expenses in conjunction with our foreclosed assets during the first quarter of 2015.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$18,174	$5	0.11%	$6,840	$13	0.78%
Interest-earning loans [1]	123,545	2,020	6.63%	138,451	2,295	6.72%
Total interest-earning assets	141,719	2,025	5.79%	145,291	2,308	6.44%

Non-interest-earning assets	11,265	--	--%	11,431	--	--%
Total Assets	152,984	2,025	5.37%	156,722	2,308	5.97%

Liabilities:
Public offering notes – Class A	39,680	361	3.69%	35,916	347	3.92%
Public offering notes – Class 1	1,128	9	3.23%	--	--	--
Public offering notes – Alpha Class	--	--	--%	118	*	0.66%
Special offering notes	3,503	29	3.37%	5,016	58	4.66%
International notes	298	3	3.47%	410	3	3.42%
Subordinated notes	4,747	57	4.89%	4,554	54	4.77%
Secured notes	1,225	10	3.32%	301	2	2.87%
Borrowings from financial institutions	93,558	581	2.53%	99,597	620	2.53%

Total interest-bearing liabilities	$144,139	1,050	2.95%	145,912	1,084	3.01%

Net interest income		975			1,224
Net interest margin [2]			2.58%			3.17%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $141.7 million during the three months ended March 31, 2015, from $145.3 million during the same period in 2014, a decrease of $3.6 million or 2.4%. The average yield on these assets was 5.79% for the three months ended March 31, 2015 as compared to 6.44% for the three months ended March 31, 2014.  The average yield decrease is due primarily to three factors.  The first is that our interest earning accounts with other institutions earned only 0.11% during the three months ended March 31, 2015, as compared to 0.78% for the three months ended March 31, 2014.  In order to reduce our concentration of funds at ECCU, we have moved a significant portion of our cash to other institutions where the interest rates are significantly lower.  Second, average interest-earning accounts, which earn a much lower yield compared to our loan portfolio, comprised 13% of our average interest-earning assets during the first quarter of 2015.  These accounts comprised only 5% of interest-earning assets during the first quarter of 2014.  Third, since the March 31, 2014, we have reclassified several of our restructured loans as collateral dependent.  As a result, we are not recognizing interest on a cash basis for these loans, nor are we amortizing into interest income the change in net present value from future estimated cash flows.  These three factors led to a significant decrease in average yield.

Average non-interest earning assets decreased from $11.4 million for the three months ended March 31, 2014 to $11.3 million at March 31, 2015.  This decrease is negligible and reflects the reclassification of several loans as non-interest-earning assets, but is offset by the recording of $2.4 million in allowance for losses on foreclosed assets    Yield on average assets decreased from 5.97% for the three months ended March 31, 2014 to 5.37% for the three months ended March 31, 2015.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $144.1 million during the three months ended March 31, 2015, from $145.9 million during the same period in 2014. The average rate paid on these liabilities decreased to 2.95% for the three months ended March 31, 2015, from 3.01% for the same period in 2014. This decrease is due primarily to a decrease in the rates paid on our publicly offered debt securities and our special offering notes, as a higher percentage of note balances are now in relatively short-term notes, which carry lower interest rates.

Net interest income for the three months ended March 31, 2015, was $975 thousand, which was a decrease of $249 thousand, or 20%, for the same period in 2014.  Net interest margin decreased 59 basis points to 2.58% for the quarter ended March 31, 2015, compared to 3.17% for the quarter ended March 31, 2014.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2015 vs. 2014
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$10	$(18)	$(8)
Total loans	(227)	(48)	(275)
	(217)	(66)	(283)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	35	(21)	14
Public offering notes – Class 1	9	--	9
Public offering notes – Alpha Class	--	--	--
Special offering notes	(15)	(14)	(29)
International notes	--	--	--
Subordinated notes	2	1	3
Secured notes	8	--	8
Other	(37)	(2)	(39)
	2	(36)	(34)
Change in net interest income	$(219)	$(30)	$(249)

Financial Condition

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

			Comparison
	2015	2014	$ Difference	% Difference
	(Unaudited)	(Audited)
Assets:
Cash	$17,127	$17,251	$(124)	(1%)
Loans receivable, net of allowance for loan losses of $2,455 and $2,454 as of March 31, 2015 and December 31, 2014, respectively	129,320	131,586	(2,266)	(2%)
Accrued interest receivable	582	562	20	4%
Property and equipment, net	76	87	(11)	(13%)
Debt issuance costs, net	151	112	39	35%
Foreclosed assets, net	3,931	3,931	--	--%
Other assets	592	366	226	62%
Total assets	$151,779	$153,895	$(2,116)	(1%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$92,973	$93,880	$(907)	(1%)
Notes payable	50,298	49,914	384	1%
Accrued interest payable	11	19	(8)	(42%)
Other liabilities	561	2,132	(1,571)	(74%)
Total liabilities	143,843	145,945	(2,102)	(1%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(5,288)	(5,274)	(14)	0%
Total members' equity	7,936	7,950	(14)	(0%)
Total liabilities and members' equity	$151,779	$153,895	$(2,116)	(1%)

General.  Total assets decreased by $2.1 million, or 1%, between December 31, 2014 and March 31, 2015.  This decrease was primarily due to a decrease in mortgage loans receivable.

During the three month period ended March 31, 2015, gross loans receivable decreased by $2.3 million, or 2%.  This decrease is due to the sale of $3.6 million in loan participations, and $1.3 million in principal paydowns and loan payoffs, offset by $2.5 million in new mortgage loan originations.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while five loans that represent less than 0.1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.28% at March 31, 2015 and at December 31, 2014.

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

Some non-accrual loans are considered collateral dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had eight nonaccrual loans as of March 31, 2015 and December 31, 2014.  We  hold a participation interest in one loan totaling $751 thousand for which ECCU acts as a lead lender and servicer which is involved in litigation relating to a mechanic’s lien claim made by a contractor.  We are continuing to monitor the litigation initiated by ECCU regarding this participation interest and have been advised by our lead lender that it believes it has reasonable grounds to support its claims to priority rights in the collateral and for recoveries, if necessary, against the title company and closing agent for this loan.  We have recorded an allowance of $292.6 thousand against this loan participation interest.

Since June 2011, the Company has acquired 11 properties through foreclosure proceedings or by entering into Deed in Lieu of Foreclosure agreements with our borrowers. We have sold several of these properties and currently own or hold a partial interest in seven foreclosed assets.  One of these properties was acquired in January of 2014 pursuant to a Deed in Lieu of Foreclosure agreement.  This property has a net carrying value of $900 thousand, which includes a valuation allowance of $270 thousand.  We also acquired a property in July 2014 in satistfaction of a loan participation interest.  This property has a carrying value of $977 thousand, which includes a valuation allowance of $1.1 million.  We have experienced $3.0 million in total charge-offs since June 2011.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	March 31, 2015	December 31, 2014

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$751	$751
Troubled Debt Restructurings[2]	6,543	6,689
Total Collateral Dependent Loans	7,294	7,440

Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Troubled Debt Restructurings	4,529	4,546
Total Non-Collateral Dependent Loans	4,529	4,546

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	11,823	11,986
Foreclosed Assets[3]	3,931	3,931
Total Non-performing Assets	$15,754	$15,917

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.
[2] Includes $1.1 million of restructured loans that were over 90 days delinquent as of March 31, 2015 and December 31, 2014.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At March 31, 2015 and December 31, 2014, we had seven restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  In addition, we had one non-restructured loan that was over 90 days past due.  As of March 31, 2015 and December 31, 2014, we had seven foreclosed properties valued at $3.9 million, net of a $2.5 million total valuation allowance against the properties.  We have not restructured any loans or foreclosed on any properties since December 31, 2014.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At March 31, 2015 and December 31, 2014, the allowance for loan losses was $2.5 million.  This represented 1.9% of our gross loans receivable at March 31, 2015 and 1.8% of our gross loans receivable at December 31, 2014.

	Allowance for Loan Losses
	as of and for the

	Three months ended		Year ended
	March 31		December 31,
	2015	2014	2014
Balances:	($ in thousands)
Average total loans outstanding during period	$133,631	$148,974	$145,002
Total loans outstanding at end of the period	$133,129	$149,329	$135,401
Allowance for loan losses:
Balance at the beginning of period	$2,454	$2,856	$2,856
Provision charged to expense	--	4	252
Charge-offs
Wholly-Owned First	--	53	584
Wholly-Owned Junior	--	--	--
Participation First	--	66	54
Participation Junior	--	--	--
Total	--	119	638
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs	--	119	638
Accretion of allowance related to restructured loans	(1)	20	16

Balance	$2,455	$2,721	$2,454

Ratios:
Net loan charge-offs to average total loans	0.00%	0.08%	0.44%
Provision for loan losses to average total loans[1]	0.00%	0.00%	0.17%
Allowance for loan losses to total loans at the end of the period	1.84%	1.82%	1.81%
Allowance for loan losses to non-performing loans	20.76%	16.07%	20.47%
Net loan charge-offs to allowance for loan losses at the end of the period	0.00%	4.37%	26.00%
Net loan charge-offs to Provision for loan losses	0.00%	2,975%	253%

Borrowings from Financial Institutions.  At March 31, 2015, we had $93.0 million in borrowings from financial institutions.  This is a decrease of $907 thousand from December 31, 2014.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension.

Notes Payable.  Our investor notes payable consist of debt securities sold under a registered national offering as well as notes sold in private placements.  These investor notes had a balance of $50.3 million at March 31, 2015, which was an increase of $384 thousand from December 31, 2014.  In January, 2015, we began offering Class 1 Notes, which replace our Class A Notes offering.  We also began offering a new series of Secured Investment Certificates.  These offerings, as well as our pre-existing offerings, are being marketed and sold by MP Securities, our wholly-owned broker-dealer.  MP Securities has hired two new salespeople over the last nine months to assist in selling our notes as well as other investment products.

Other liabilities.  Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees.  At December 31, 2014, we owed $1.4 million to some of our loan participants as we received a payoff on one of our participated loans immediately prior to year end.  We remitted this $1.4 million to our participants in January 2015 which caused our other liabilities to decrease.

Members’ Equity.  Total members’ equity was $7.9 million at March 31, 2015, which represents a decrease of $14 thousand from December 31, 2014.  This decrease comprises $13 thousand in net income for the three months ended March 31, 2015 and $27 thousand of dividends related to our Series A Preferred Units, which require quarterly dividend payments.  We are also required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders.  As we have experienced a net loss after dividends for the three months ended March 31, 2015, no accrual for these payments has been made as of March 31, 2015. We did not repurchase or sell any ownership units during the three months ended March 31, 2015.

Potential Recoveries of Reserves Established for Loan Losses

During the year ended December 31, 2014, we established a valuation reserve of $2.4 million on six of our real estate owned properties and set aside an additional $252 thousand in provisions for loan losses on our mortgage loan investments.   Since 2009, our net earnings have been significantly impacted by provisions for loan losses, recoveries of reserves, and adjustments made to reserves for losses on foreclosed assets.  We believe, but can grant no assurances, that we will be able to successfully resolve a foreclosure litigation matter involving one of our real estate owned parcels that is subject to a mechanics lien claim made by a construction contractor against the lead lender in a foreclosure action involving one of our mortgage loan investments.

We hold a 64.8% loan participation interest in a $4.17 million church mortgage loan that is the subject of a mortgage foreclosure action filed by ECCU, which acts as the lead lender, originator and servicer of the loan.  ECCU provided bridge financing to a church which enabled the church to refinance its existing mortgage and pay certain construction site costs that had been completed prior to the funding of the mortgage refinancing transaction (the “Refinance Transaction”).  After the refinancing transaction had been consummated, a contractor filed a a mechanics lien and a multi-count complaint for damages and foreclosure against ECCU.  ECCU has filed a Counter-claim for Mortgage Foreclosure and other relief relating to a parcel of real estate on which the church is located.

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

In its initial Memorandum Decision and Order dated December 27, 2013, the Court ruled that the contractor’s Motion for Summary Judgment as to the priority of its mechanics lien was granted and deemed to have priority over ECCU’s mortgage.  On May 2, 2014, ECCU filed a Motion to Reconsider the Court’s Order Regarding Priority of Liens and on June 26, 2014, the Court heard arguments from counsel and reviewed briefs and memoranda submitted by the parties.  In its ruling, the Court granted ECCU’s Motion to Reconsider, vacated its prior Order and Opinion and further denied Motions for Summary Judgment filed by both ECCU and the contractor. The Court further noted that genuine issues of fact remain unresolved and set a hearing date to establish a discovery schedule.  Because we hold a 64.8% loan participation interest in the church parcel that is the subject of the foreclosure proceedings, we have carefully monitored the value of the church facility which serves as collateral for the ECCU mortgage loan.  We also hold a 64.8% partial REO interest in four other properties which were the subject of separate foreclosure actions filed by ECCU against the church.  We have taken $292.6 thousand in provisions for loan losses against the primary church parcel that is the subject of the foreclosure proceedings and has taken an additional $1.0 million in provisions for losses against four partially owned REO properties we hold that were successfully foreclosed upon by ECCU.

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

Based upon our review of the litigation pleadings in the foreclosure action, title policy and related loan closing documents for the $4.17 million loan transaction, we believe, but can grant no assurances, that we will be able to recoup a substantial portion of the valuation allowances we have previously recorded against four partially owned REO assets that we obtained in foreclosure proceedings against the church and partial interest in the mortgage loan that is the subject of foreclosure proceedings relating to the church’s primary worship facility.  If we are successful in resolving this claim, we will be able to recoup a substantial portion of the losses previously taken on these mortgage loan investments.

Liquidity and Capital Resources

March 31, 2015 vs. March 31, 2014

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and investor notes. Management believes that the Company maintains adequate sources of liquidity to meet its liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1 Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, and we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

The sale of our debt securities is a signicant component in financing our mortgage loan investments.  We have increased our marketing efforts related to the sale of privately placed special offering and secured notes and we believe that the sale of these notes will enable the Company to meet its liquidity needs for the near future.  The Company filed a new Registration Statement with the SEC to register $85 million of its Class 1 Notes that was deemed effective as of January 6th, 2015. We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes and we are offering $80 million in Secured Investment Certificates under a private placement memorandum.  By offering the Class 1 Notes and privately placed investor notes, the Company expects to fund new loans which can either be held for interest income or sold as participations to generate servicing income and gains on loan sales.  The cash gained from sales will be used to originate additional loan investments or to fund operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the three months ended March 31, 2015, our investors renewed their debt securities investments at a 51% rate, which represented an increase from the 38% renewal rate over the three months ended March 31, 2014.  We have addressed the challenges imposed by FINRA’s suitability rules by offering other securities products to our investors, locating new investors for our Class 1 Notes and expanding the products and services that MP Securities can offer to our customers.   As a result, we have increased our renewal rate to an adequate level, and we have been able to broaden our investor base, identify eligible new investors and substantially increase the amount of funds raised from new investors in our debt securities.  Our notes payable balance increased by $384 thousand as compared to December 31, 2014 and $5.2 million as compared to March 31, 2014.  Coupled with $16.6 million in loan participation sales over the last twelve months, this has stabilized our liquidity.

The net decrease in cash during the three months ended March 31, 2015 was $124 thousand, as compared to a net decrease of $3.8 million for the three months ended March 31, 2014, an increase of $3.7 million. Net cash used by operating activities totaled $1.8 million for the three months ended March 31, 2015, as compared to net cash used by operating activities of $414 thousand for the same period in 2013. This increase in net cash used by operating activities is attributable primarily to the paydown of other liabilities during the first quarter of 2015.

Net cash provided by investing activities totaled $2.3 million during the three months ended March 31, 2015, as compared to $126 thousand provided during the three months ended March 31, 2014, an increase in cash of $2.2 million. This increase is related to an increase in loan participation sales.  While we received $1.5 million less in cash from loan principal paydowns, we used $671 thousand less in cash to originate loans during the three months ended March 31, 2015.

Net cash used by financing activities totaled $615 thousand for the three month period ended March 31, 2015, a decrease in cash used of $2.9 million from $3.5 million used in financing activities during the three months ended March 31, 2014. This difference is primarily attributable to an increase in sales of our notes payable as cash provided by note sales was $384 thousand during the first quarter of 2015 while we used cash of $2.6 million paying down notes during the first quarter of 2014.

At March 31, 2015, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $17.1 million, a decrease of $124 thousand from $17.3 million at December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2015.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of the three month period ended March 31, 2015, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows other than those discussed in Part I. Item 2. “Potential Recoveries of Reserves Established for Loan Losses.”

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2014.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014; (ii) Consolidated Balance Sheets as of March 31, 2015 and  December 31, 2014; (iii) Consolidated  Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements.

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

Dated:May 14, 2015

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ James H. Overholt
James H. Overholt,
Chief Executive Officer