Form 10-Q
period 2015-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2015-08-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

At June 30, 2015, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014

 (Dollars in Thousands Except Unit Data)

	2015	2014
	(Unaudited)	(Audited)
Assets:
Cash	$9,516	$17,251
Loans receivable, net of allowance for loan losses of $2,403 and $2,454 as of June 30, 2015 and December 31, 2014, respectively	132,398	131,586
Accrued interest receivable	563	562
Property and equipment, net	74	87
Debt issuance costs, net	165	112
Foreclosed assets, net	3,872	3,931
Other assets	559	366
Total assets	$147,147	$153,895
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$92,060	$93,880
Notes payable	46,640	49,914
Accrued interest payable	13	19
Other liabilities	461	2,132
Total liabilities	139,174	145,945
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2015 and December 31, 2014 (liquidation preference of $100 per unit); See Note 8	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2015 and December 31, 2014; See Note 8	1,509	1,509
Accumulated deficit	(5,251)	(5,274)
Total members' equity	7,973	7,950
Total liabilities and members' equity	$147,147	$153,895

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Interest on loans	$2,073	$2,271	$4,093	$4,566
Interest on interest-bearing accounts	5	10	10	23
Total interest income	2,078	2,281	4,103	4,589
Interest expense:
Borrowings from financial institutions	585	621	1,166	1,241
Notes payable	440	473	909	937
Total interest expense	1,025	1,094	2,075	2,178
Net interest income	1,053	1,187	2,028	2,411
Provision for loan losses	--	217	--	221
Net interest income after provision for loan losses	1,053	970	2,028	2,190
Non-interest income	234	61	489	107
Non-interest expenses:
Salaries and benefits	665	593	1,315	1,141
Marketing and promotion	21	27	46	48
Office operations	364	303	716	618
Foreclosed assets, net	55	726	50	760
Legal and accounting	110	111	301	302
Total non-interest expenses	1,215	1,760	2,428	2,869
Net income (loss) before provision for income taxes	72	(729)	89	(572)
Provision for income taxes	5	(2)	9	2
Net income (loss)	$67	$(727)	$80	$(574)

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 and 2014

(Dollars in Thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$80	$(574)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	24	24
Amortization of deferred loan fees	(92)	(109)
Amortization of debt issuance costs	58	37
Provision for loan losses	--	221
Provision for losses on foreclosed assets	23	899
Accretion of allowance for loan losses on restructured loans	(11)	(30)
Accretion of loan discount	(24)	(10)
Changes in:
Accrued interest receivable	(1)	(13)
Other assets	(193)	(112)
Other liabilities and accrued interest payable	(1,680)	(352)
Net cash used by operating activities	(1,816)	(19)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(11,861)	(9,685)
Loan sales	5,993	1,818
Loan principal collections	5,183	7,604
Proceeds from foreclosed asset sales	36	205
Purchase of property and equipment	(11)	(3)
Net cash used by investing activities	(660)	(61)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(1,820)	(1,743)
Net change in notes payable	(3,274)	1,211
Debt issuance costs	(111)	(37)
Dividends paid on preferred units	(54)	(46)
Net cash used by financing activities	(5,259)	(615)
Net decrease in cash	(7,735)	(695)
Cash at beginning of period	17,251	7,483
Cash at end of period	$9,516	$6,788
Supplemental disclosures of cash flow information
Interest paid	$2,081	$2,185
Income taxes paid	$14	$14
Transfer of loans to foreclosed assets	$--	$1,170

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2014 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and for the six months ended June 30, 2015 and 2014 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the results for the full year.

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

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”).  MPF has been inactive since November 30, 2009.  In December 2014, the Company reactivated MPF to hold loans used as collateral for our new Secured Notes.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of June 30, 2015 and December 31, 2014.

A portion of the our cash held at credit unions is insured by the National Credit Union Insurance Fund, while a portion of cash held at other financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company maintains cash that may exceed insured limits.  The Company does not expect to incur losses in its cash accounts.

We have the ability to pledge cash as collateral for our borrowings and our Secured Notes. At December 31, 2014, $2.9 million of our cash was pledged as collateral for our borrowings and was considered restricted cash.  We did not have any cash pledged as collateral on our borrowings or our secured notes at June 30, 2015.    At December 31, 2014, $326 thousand in cash was pledged as collateral for our outstanding Secured Notes.

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

Income Taxes

We have elected to be treated as a partnership for income tax purposes. Therefore, our income and expenses are passed through to its members for tax reporting purposes. We are subject to a California gross receipts LLC fee of approximately $12,000 per year.  MP Securities was subject to a California gross receipts LLC fee of approximately $2,500 for the year ended December 31, 2014.  MP Realty incurred a tax loss for the years ended December 31, 2014 and 2013, and recorded a provision of $800 per year for the state minimum franchise tax.

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

2.  Related Party Transactions

We maintain some of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $1.3 million and $733 thousand at June 30, 2015 and December 31, 2014, respectively. Interest earned on funds held with ECCU totaled $9.6 thousand and $19.9 thousand for the six months ended June 30, 2015 and 2014, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $57.3 thousand and $55.1 thousand for the six months ended June 30, 2015 and 2014, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we have purchased mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the six month periods ended June 30, 2015 and 2014, we did not purchase any loans from ECCU.  With regard to loans purchased from ECCU in prior years, we recognized $889.4 thousand and $895.2 thousand of interest income during the six months ended June 30, 2015 and 2014, respectively.  ECCU currently acts as the servicer for 16 of the 148 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement we entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on wholly-owned loans ECCU services on our behalf.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At June 30, 2015, the Company’s investment in wholly-owned loans serviced by ECCU totaled $6.1 million, while the Company’s investment in loan participations serviced by ECCU totaled $17.7 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  We paid fewer than one thousand dollars of such fees during the six months ended June 30, 2015 and 2014.

ECCU has, from time to time, purchased or repurchased loans from the Company.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  The Company sold $541.0 thousand in whole loans to ECCU during the six month period ended June 30, 2014.  No gains or losses were recognized on these transactions.  We did not sell any loans to ECCU during the six months ended June 30, 2015.

On October 6, 2014, MP Securities, our wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ECCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ECCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ECCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities will offer these products and services to ECCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ECCU for permitting it to use the designated location to offer such products and services to ECCU’s members under an arrangement that will entitle ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $9.6 thousand to ECCU under the terms of this agreement during the six months ended June 30, 2015.

Other Related Party Transactions

From time to time, our Board and members of our executive management team have purchased investor notes from us. Investor notes payable to related parties totaled $275 thousand and $274 thousand at June 30, 2015 and December 31, 2014, respectively.

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

We also entered into a selling agreement with MP Securities pursuant to which MP Securities served as our selling agent in distributing our Class A Notes.  Under the terms of the Class A Notes Offering, MP Securities received a selling concession for acting as a participating broker ranging from 1.25% to 5 % on the sale of a fixed series note, 5% on the sale of a flex series note and an amount equal to .25% per annum on the average note balance for a variable series note.  Effective as of January 31, 2014, MP Securities became the managing broker of the Class A Note offering and receives an additional 0.5% on all new note sales as well as 0.25% on note sales made to a repeat purchaser.  No concessions were paid on any accrued interest that is added to the principal of a Class A Note pursuant to an interest deferral election made by the investor.  In addition, we have signed an Administrative Services Agreement with MP Securites which stipulates that we will provide certain services to MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.

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

In connection with the Company’s Secured Note offering, the Company has engaged MP Securities to act as the Company’s managing broker for the offering.  Under the terms of a Managing Broker-Dealer Agreement entered into by and between the Company and MPS Securities, the Company will pay selling commissions ranging from 2% on our Secured Notes with a 18-month maturity to 5% on Secured Notes with a 54-month maturity, with total selling commissions not to exceed 5%.

Pursuant to a Loan and Security Agreement, dated December 15, 2014, entered into by and among the Company, MPF and the holders of our Secured Notes (the “Loan Agreement”), MPF will serve as the collateral agent for the Secured Notes.  The Company will pledge and deliver mortgage loans and cash to MPF to serve as collateral for the Secured Notes.  As custodian and collateral agent for the Secured Notes, MPF will monitor the Company’s compliance with the terms of the Loan Agreement, take possession of, hold, operate, manage or sell the collateral conveyed to MPF for the benefit of the Secured Note holders.  MPF is further authorized to pursue any remedy at law or in equity after an event of default occurs under the Loan Agreement.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2024. Loans yielded a weighted average of 6.33%  and 6.28% as of June 30, 2015 and December 31, 2014, respectively. A summary of the Company’s mortgage loans owned as of June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31
	2015	2014

Loans to evangelical churches and related organizations:
Real estate secured	$136,128	$135,243
Unsecured	145	158
Total loans	136,273	135,401

Deferred loan fees, net	(691)	(565)
Loan discount	(781)	(796)
Allowance for loan losses	(2,403)	(2,454)
Loans, net	$132,398	$131,586

Allowance for Loan Losses

The Company has established an allowance for loan losses of $2.4 million and $2.5 million as of June 30, 2015 and December 31, 2014, respectively, for loans held in the Company’s mortgage portfolio. For the six month period ended June 30, 2015, we recorded $40 thousand in charge-offs on our mortgage loan investments.  For the year ended December 31, 2014, we recorded  $584 thousand in charge-offs on our mortgage loan investments. Management believes that the allowance for loan losses as of June 30, 2015 and December 31, 2014 is appropriate.

Changes in the allowance for loan losses for the six month period ended June 30, 2015 and the year ended December 31, 2014 are as follows (dollars in thousands):

	Six months ended	Year ended
	June 30, 2015	December 31, 2014

Balance, beginning of period	$2,454	$2,856
Provision for loan loss	--	252
Chargeoffs	(40)	(584)
Transfer to loan discount	--	(54)
Accretion of allowance related to restructured loans	(11)	(16)
Balance, end of period	$2,403	$2,454

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of the recorded balance of our nonperforming loans (dollars in thousands) as of June 30, 2015, December 31, 2014 and June 30, 2014:

	June 30,	December 31,	June 30,
	2015	2014	2014

Impaired loans with an allowance for loan loss	$9,443	$8,696	$11,895
Impaired loans without an allowance for loan loss	2,199	3,290	4,906
Total impaired loans, before discounts	11,642	11,986	16,801
Discounts on impaired loans	693	693	679
Total impaired loans, net of discounts	$10,949	$11,293	$16,122

Allowance for loan losses related to impaired loans	$1,620	$1,670	$2,160

Total non-accrual loans	$8,495	$8,805	$15,495

Total loans past due 90 days or more and still accruing	$--	$--	$--

We had eight nonaccrual loans as of June 30, 2015 and December 31, 2014.

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	June 30, 2015	December 31, 2014

Loans:
Individually evaluated for impairment	$11,642	$11,293
Collectively evaluated for impairment	124,631	124,108
Balance	$136,273	$135,401

Allowance for loan losses:
Individually evaluated for impairment	$1,620	$1,670
Collectively evaluated for impairment	783	784
Balance	$2,403	$2,454

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at June 30, 2015 and December 31, 2014, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2015
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$94,389	4,943	18,041	--	117,373
Watch	5,607	3,148	1,651	--	10,406
Substandard	7,530	213	--	--	7,743
Doubtful	--	--	751	--	751
Loss	--	--	--	--	--
Total	$107,526	$8,304	$20,443	$--	$136,273

Credit Quality Indicators (by class)
As of December 31, 2014
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$89,708	2,347	19,981	925	112,961
Watch	4,512	2,637	1,672	--	8,821
Substandard	9,472	3,396	--	--	12,868
Doubtful	--	--	751	--	751
Loss	--	--	--	--	--
Total	$103,692	$8,380	$22,404	$925	$135,401

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at June 30, 2015 and at December 31, 2014 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,148	1,151	1,073	5,372	102,154	107,526	--
Wholly-Owned Junior	--	213	--	213	8,091	8,304	--
Participation First	--	2,399	751	3,150	17,293	20,443	--
Participation Junior	--	--	--	--	--	--	--
Total	$3,148	$3,763	$1,824	$8,735	$127,538	$136,273	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$2,783	2,125	1,082	5,990	97,702	103,692	$--
Wholly-Owned Junior	--	--	--	--	8,380	8,380	--
Participation First	1,785	--	751	2,536	19,868	22,404	--
Participation Junior	--	--	--	--	925	925	--
Total	$4,568	$2,125	$1,833	$8,526	$126,875	$135,401	$--

The following tables are summaries of impaired loans by loan class as of and for the six months ended June 30, 2015 and 2014, and the year ended December 31, 2014, respectively.  The recorded investment in impaired loans reflects the unpaid principal balance less discounts and interest payments taken against principal, whereas the unpaid principal balance reflects the contractual principal balance owed by the borrower (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,826	$2,693	$--	$1,851	$--
Wholly-Owned Junior	207	213	--	207	2
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	5,062	6,199	1,034	5,107	18
Wholly-Owned Junior	3,103	3,148	293	3,108	39
Participation First	751	883	293	751	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$10,949	$13,136	$1,620	$11,024	$59

Impaired Loans (by class)
As of and for the six months ended June 30, 2015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,826	$2,693	$--	$1,890	$--
Wholly-Owned Junior	207	213	--	207	4
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	5,062	6,199	1,034	5,152	29
Wholly-Owned Junior	3,103	3,148	293	3,117	79
Participation First	751	883	293	751	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$10,949	$13,136	$1,620	$11,117	$112

Impaired Loans (by class)
As of and for the Year Ended December 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$2,873	$3,786	$--	$3,208	$2
Wholly-Owned Junior	208	214	--	210	12
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,325	5,207	1,083	4,409	76
Wholly-Owned Junior	3,136	3,181	295	3,162	160
Participation First	751	883	292	2,604	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,294	$13,272	$1,670	$13,593	$250

Impaired Loans (by class)
As of and for the three months ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,108	$5,074	$--	$4,122	$14
Wholly-Owned Junior	210	216	--	210	3
Participation First	192	240	--	194	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	5,156	5,704	1,104	5,183	43
Wholly-Owned Junior	3,169	3,214	298	3,173	40
Participation First	3,306	3,439	758	3,306	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$16,141	$17,887	$2,160	$16,188	$100

Impaired Loans (by class)
As of and for the six months ended June 30, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,108	$5,074	$--	$4,025	$27
Wholly-Owned Junior	210	216	--	217	6
Participation First	192	240	--	880	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	5,156	5,704	1,104	5,140	89
Wholly-Owned Junior	3,169	3,214	298	3,219	80
Participation First	3,306	3,439	758	3,174	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$16,141	$17,887	$2,160	$16,655	$202

A summary of nonaccrual loans by loan class at June 30, 2015 and December 31, 2014 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of June 30, 2015

Church loans:
Wholly-Owned First	$7,530
Wholly-Owned Junior	214
Participation First	751
Participation Junior	--
Total	$8,495

Loans on Nonaccrual Status (by class)
As of December 31, 2014

Church loans:
Wholly-Owned First	$7,840
Wholly-Owned Junior	214
Participation First	751
Participation Junior	--
Total	$8,805

We did not restructure any loans during the six months ended June 30, 2015 or 2014.

No troubled debt restructurings defaulted during the six months ended June 30, 2015 or 2014.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of June 30, 2015, no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.

4.  Foreclosed Assets

Our foreclosed assets at June 30, 2015 consist of seven properties.  We held $3.9 million in foreclosed assets at June 30, 2015 and December 31, 2014.  For the six month periods ended June 30, 2015 and 2014, we recorded $23 thousand and $899 thousand in provisions for losses on foreclosed assets, respectively.  We recorded $2.4 million in loss provisions on foreclosed assets recorded for the year ended December 31, 2014.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the periods ended June 30 and December 31,
	2015	2014
Balance, beginning of period	$2,431	$13
Provision for losses	23	2,431
Charge-offs	--	(13)
Recoveries	--	--
Balance, end of period	$2,454	$2,431

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended June 30,
	2015	2014
Net loss (gain) on sale of real estate	$--	$(5)
Provision for losses	23	899
Operating expenses, net of rental income	32	(168)
Net expense	$55	$726

	Foreclosed Asset Expenses (Income) for the six months ended June 30,
	2015	2014
Net loss (gain) on sale of real estate	$--	$(5)
Provision for losses	23	899
Operating expenses, net of rental income	27	(134)
Net expense	$50	$760

5.  Loan Participation Sales

During the six months ended June 30, 2015, we sold participations in seven church loans totaling $6.0 million while retaining servicing responsibilities on the loans.  As a result of these sales, we recorded servicing assets totaling $59 thousand.  During the year ended December 31, 2014, the Company sold participations in 13 church loans totaling $13.1 million.  As a result of these sales, we recorded servicing assets totaling $83 thousand.  Servicing assets are amortized using the interest method as an adjustment to interest income.  Amortization totaled $29 thousand for the six months ended June 30, 2015.

A summary of servicing assets for the six months ended June 30, 2015 and the year ended December 31, 2014 is as follows (dollars in thousands):

	2015	2014
Balance, beginning of period	$184	$153
Additions:
Servicing obligations from sale of loan participations	59	83
Subtractions:
Amortization	(29)	(52)
Balance, end of period	$214	$184

6.  Line of Credit and Other Borrowings from Financial Institutions

Members United Facilities

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on

May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $71.7 million and $73.1 million at June 30, 2015 and December 31, 2014, respectively.

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

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of June 30, 2015 and December 31, 2014, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of June 30, 2015 and December 31, 2014, $20.4 and $20.8 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2014, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $29.9 million. This represented a deficit of $1.3 million from the required collateral at December 31, 2014.  As a matter of expediency, the NCUA accepted a cash pledge in addition to the balance of loans pledged as collateral in satisfaction of the minimum collateralization ratio at December 31, 2014.  Pursuant to a waiver granted by the NCUA, the Company was not required to make an additional principal payment to satisfy the deficiency.  As of June 30, 2015 and December 31, 2014, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension. On March 30, 2015, we reached an agreement with the NCUA to amend the Wescorp Credit Facility Extension, which included a reduction in the minimum collateralization ratio required to be met for the facility.  See Line of Credit and Other Borrowings – Amendments to our Credit Facility Agreements” below.

Future estimated principal pay downs of our borrowings from financial institutions during the twelve month periods ending June 30 are as follows (dollars in thousands):

2016	$3,689
2017	3,796
2018	3,893
2019	80,682
$92,060

Amendments to our Credit Facility Agreements

On March 30, 2015, we and the NCUA entered into an agreement to amend to the Loan and Security Agreement (the “LSA Amendments”) for both the MU Credit Facility and the WesCorp Credit Facility.  Under the terms of the LSA Amendments, the following changes to our credit facility agreements were made:

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

At June 30, 2015, the collateral securing the Members United Credit Facility had an aggregate principal balance of $85.2 million and the collateral securing the Wescorp Credit Facility Extension had an aggregate principal balance of $26.6 million.  In total, the collateral securing both facilities satisfies the 120% minimum collateralization ratio required by the LSA Amendments.

7.  Notes Payable

In addition to borrowings from financial institutions, we also rely on our investor notes to fund investments in mortgage loan assets and fund our general operations. Except for our private offering of secured notes, the notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of these notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.  We have offered our investor notes under registered public offerings with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.  The sale of our Alpha Class Notes was discontinued in April 2008. The final Alpha Class Note was repaid during the six months ended June 30, 2014.  There were no Alpha Class Notes outstanding as of June 30, 2015.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of June 30, 2015.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Class A Note Offering expired on December 31, 2014 and the Company discontinued the sale of its Class A Notes as of that date.  At June 30, 2015 and December 31, 2014, $32.8 million and $41.1 million of these notes were outstanding, respectively.

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

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At June 30, 2015, $5.8 million of Class 1 Notes were outstanding.

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

At December 31, 2014, a total of $302 thousand of these secured certificates were outstanding and $318 thousand in cash was pledged as collateral on these notes.  Effective as of August 15, 2013, the Company discontinued the sale of its 2012 Secured Investment Certificates.  As of June 30, 2015, the Company had paid off all of the Secured

Investment Certificates and the Trust Indenture entered into with Wilmington Savings Fund Society has been terminated and the indenture discharged.

In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.  At June 30, 2015, $1.7 million in Secured Notes were outstanding.

As part of this offering, the Company entered into a Loan and Security Agreement with MPF that appointed MPF as the collateral agent of any loans pledged as collateral for the Secured Notes.  At June 30, 2015, $1.8 million in loans were pledged as collateral on the Secured Notes.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. A total of $2.9 million and $4.7 million in notes sold pursuant to this offering were outstanding at June 30, 2015 and December 31, 2014, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at June 30, 2015.  A total of $69 thousand and $345 thousand of its 2013 International Notes were outstanding at June 30, 2015 and December 31, 2014, respectively.

We have the following notes payable at June 30, 2015 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$32,846	3.84%
Class 1 Offering	5,843	3.16%

Private Offerings
Special Offering	3,293	3.40%
Special Subordinated Notes	2,883	4.97%
Secured Notes	1,706	3.41%
International Offering	69	3.70%
Total	$46,640	3.78%

Future maturities for the Company’s investor notes during the twelve month periods ending June 30 are as follows (dollars in thousands):

2016	$19,061
2017	7,848
2018	7,291
2019	6,478
2020	5,962
$46,640

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

9.  Retirement Plans

401(k)

All of our employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the six months ended June 30, 2015 and 2014 were $43.0 thousand and $35.5 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2014.  No profit sharing contribution has been made or approved for the six months ended June 30, 2015

10.  Loan Commitments

Unfunded Commitments

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include un-advanced lines of credit, and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2015 and December 31, 2014, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	June 30, 2015	December 31, 2014
Undisbursed loans	$4,058	$575
Standby letter of credit	$1,440	$1,440

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at June 30, 2015 and December 31, 2014, are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2015 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$9,516	$9,516		$--	$--	$9,516
Loans, net	132,398	--		--	134,882	134,882
FINANCIAL LIABILITIES:
Borrowings from financial institutions	$92,060	$--	$		$91,443	$91,443
Notes payables	46,640	--		--	47,451	47,451
Other financial liabilities	39	--		--	43	43

		Fair Value Measurements at December 31, 2014 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$17,251	$17,251		$--	$--	$17,251
Loans, net	131,586	--		--	133,166	133,166
FINANCIAL LIABILITIES:
Notes payables	$93,880	$--	$		$93,077	$93,077
Borrowings from financial institutions	49,914	--		--	50,603	50,603
Other financial liabilities	46	--		--	46	46

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2015 and December 31, 2014.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2015 and December 31, 2014.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2015:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,401	$5,401
Foreclosed assets	--	--	3,872	3,872
Total	$--	$--	$9,273	$9,273

Assets at December 31, 2014:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,672	$5,672
Foreclosed assets	--	--	3,931	3,931
Total	$--	$--	$9,603	$9,603

Impaired loans and

foreclosed assets
(net of allowance and discount)
Balance, December 31, 2014	$9,603
Allowance and discount, net of discount amortization	39
Deletions and paydowns, loans	(310)
Sale of foreclosed assets	(36)
Valuation allowances taken on foreclosed assets	(23)
Balance, June 30, 2015	$9,273

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2015 are summarized below (dollars in thousands):

Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling costs	10% - 15% (10.64%)
Impaired Loans	$5,401	Internal evaluations	Discount due to age of appraisal	0% - 10% (2.69%)
		Internal evaluations	Discount due to title dispute	0% - 50% (8.49%)

Foreclosed assets	$3,872	Discounted appraised value	Selling costs	7% - 20% (10.40%)
		Internal evaluations	Discount due to market decline	0% - 71% (40.44%)

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

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the six month period ended June 30, 2015 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$4,300	$292	$4,592
Intersegment revenue	--	284	284
External non-interest expenses	1,790	685	2,475
Intersegment non-interest expenses	38	--	38
Segment net profit (loss)	190	(110)	80
Segment assets	147,079	331	147,410

Revenue
Total revenue of reportable segments	$4,876
Inter-segment revenue	(284)
Consolidated revenue	$4,592

Non-interest expenses
Total non-interest expenses of reportable segments	$2,475
Inter-segment non-interest expenses	(38)
Consolidated non-interest expenses	$2,437

Profit
Total income of reportable segments	$80
Inter-segment profits	--
Consolidated net income	$80

Assets
Total assets of reportable segments	$147,410
Inter-segment prepaid expenses	(249)
Segment accounts receivable from corporate office	(14)
Consolidated assets	$147,147

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

The following discussion and analysis compares the results of operations for the three and six month periods ended June 30, 2015 and June 30, 2014 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three months ended June 30, 2015 vs. three months ended June 30, 2014

	Three months ended		Comparison
	June 30,
	2015	2014	$ Difference	% Difference
Interest income:
Interest on loans	$2,073	$2,271	$(198)	(9%)
Interest on interest-bearing accounts	5	10	(5)	(50%)
Total interest income	2,078	2,281	(203)	(9%)
Interest expense:
Borrowings from financial institutions	585	621	(36)	(6%)
Notes payable	440	473	(33)	(7%)
Total interest expense	1,025	1,094	(69)	(6%)
Net interest income	1,053	1,187	(134)	(11%)
Provision for loan losses	--	217	(217)	(100%)
Net interest income after provision for loan losses	1,053	970	83	9%
Non-interest income	234	61	173	284%
Non-interest expenses:
Salaries and benefits	665	593	72	12%
Marketing and promotion	21	27	(6)	(22%)
Office operations	364	303	61	20%
Foreclosed assets, net	55	726	(671)	(92%)
Legal and accounting	110	111	(1)	(1%)
Total non-interest expenses	1,215	1,760	(545)	(31%)
Income (loss) before provision for income taxes	72	(729)	801	110%
Provision for income taxes	5	(2)	7	350%
Net income (loss)	$67	$(727)	$794	109%

During the three months ended June 30, 2015, we reported net income of $67 thousand, which was an increase of $794 thousand over the second quarter of 2014.  The increase in net income from the prior year is primarily attributable to an increase in non-interest income, a decrease in provisions for loan losses, and a decrease provisions for losses on foreclosed assets.   These factors were offset by a decrease of $134 thousand in net interest income for the quarter as compared to the quarter ended June 30, 2014.

As compared to the second quarter of 2014, interest income decreased by $203 thousand as a result of a decrease in the mortgage loan assets held in our loan portfolio (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  While we increased our gross loan portfolio from the first quarter due to an increase in loan originations, $17.8 million in loan participation sales made throughout the prior 12 months has caused our average interest-earning loans to decrease by $13.9 million from the three months ended June 30, 2014 as compared to the three months ended June 30, 2015.  We also recognized additional interest during the second quarter of 2014 related to the interest payments received on non-collateral dependent impaired loans.  Several of these loans have since been reclassified as collateral dependent and, as such, do not earn interest.  Interest income earned on interest-bearing accounts with other institutions decreased solely due to a decline in the yield on those assets as we moved a large portion of our cash deposits to a different institution to alleviate concern over-concentration of our funds in one institution.

Total interest expense decreased by $69 thousand as compared to the second quarter of 2014 primarily due to the decrease in the average balance of borrowings from financial institutions from $98.7 million for the three months ended June 30, 2014 to $92.6 million for the three months ended June 30, 2015. These borrowings decreased due to regular monthly principal payments on our primary credit facility as well as a $2.5 million dollar paydown in September 2014 to remain compliant with the minimum collateralization requirements on our borrowings required by the facility.  Despite an $869 thousand increase in the average balance of our notes over the second quarter of prior year,  note interest expense has decreased, as the average rates paid on our notes has decreased.  Our Class 1 notes, which we have offered since January 2015, pay interest at lower average rates than our other outstanding notes.  As MP Securities sells additional Class 1 notes, the weighted average rate paid on our total note portfolio decreases.

For the three month period ended June 30, 2015, net interest income decreased by $134 thousand, or 11%, from the three month period ended June 30, 2014.  Net interest income after provision for loan losses increased by $83 thousand for the quarter ended June 30, 2015 over the three months ended June 30, 2014.  We did not record any provisions for loan losses during the second quarter of 2015 while we recorded $217 thousand in provisions for loan losses for the the three months ended June 30, 2014.  As our loan portfolio has decreased, we have not needed to record additional general reserves, and no additional loans became impaired and required specific reserves in the second quarter of 2015.  In the second quarter of 2014, one of our loans became impaired and required an additional specific reserve.

We had other income of $234 thousand in the second quarter of 2015 primarily due to $170 thousand in advisory fees and commissions earned by MP Securities, $12 thousand in lending fees,  $41 thousand in servicing fee income, and $10 thousand in gains on loan sales.  MP Securities’ income has increased by $143 thousand over the second quarter of 2014 as we have expanded the services provided by our broker-dealer subsidiary.  Hiring three new investment advisors at MP Securities has also allowed us to expand its client base.  In addition, servicing fee revenue has increased by $17 thousand from the second quarter of the prior year due to selling $17.8 million in loan participations over the last twelve months.  We also earned $12 thousand in loan documentation fees and extension fees during the second quarter of 2015.  These transactions led to a $173 thousand increase in other income for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Non-interest operating expenses for the three months ended June 30, 2015 decreased by $545 thousand over the same period ended June 30, 2014, a decrease of 31%.  This decrease is due primarily to a decrease in foreclosed assets expenses of $671 thousand as we recorded $899 thousand in provisions for losses on several properties in the second quarter of 2014.   We have recorded $23 thousand in provisions for losses on one property in the second quarter of 2015.  Our salaries and benefits expenses have increased by $72 thousand as we have hired three salespeople for MP Securities, an executive assistant, and a lending staffperson over the last twelve months.  In addition, the Board of Managers has approved salary increases for our Chief Executive Officer and the President of

MP Securities since June 30, 2014, which increased salaries and benefits expense. Office operations expense increased by $61 thousand due to $15 thousand in fees paid by our wholly owned broker-dealer in conjunction with selling agreements reached with ECCU and another credit union during the third quarter of 2014, $16 thousand in a one-time fee related to our payroll service provider, and $10 thousand in additional insurance expenses.

Six months Ended June 30, 2015 vs. six months Ended June 30, 2014

	Six months ended		Comparison
	June 30,
	2015	2014	$ Difference	% Difference
Interest income:
Interest on loans	$4,093	$4,566	$(473)	(10%)
Interest on interest-bearing accounts	10	23	(13)	(57%)
Total interest income	4,103	4,589	(486)	(11%)
Interest expense:
Borrowings from financial institutions	1,166	1,241	(75)	(6%)
Notes payable	909	937	(28)	(3%)
Total interest expense	2,075	2,178	(103)	(5%)
Net interest income	2,028	2,411	(383)	(16%)
Provision for loan losses	--	221	(221)	(100%)
Net interest income after provision for loan losses	2,028	2,190	(162)	(7%)
Non-interest income	489	107	382	357%
Non-interest expenses:
Salaries and benefits	1,315	1,141	174	15%
Marketing and promotion	46	48	(2)	(4%)
Office operations	716	618	98	16%
Foreclosed assets, net	50	760	(710)	(93%)
Legal and accounting	301	302	(1)	(0%)
Total non-interest expenses	2,428	2,869	(441)	(15%)
Income (loss) before provision for income taxes	89	(572)	661	116%
Provision for income taxes	9	2	7	350%
Net income (loss)	$80	$(574)	$654	114%

During the six months ended June 30, 2015, we reported net income of $80 thousand, which was an increase of $654 thousand over the first half of 2014.  Similar to the quarterly results, the increase in net income from the prior year is primarily attributable to an increase in non-interest income, a decrease in provisions for loan losses, and a decrease provisions for losses on foreclosed assets.   These factors were offset by a decrease of $383 thousand in net interest income for the first half of 2015 as compared to the six months ended June 30, 2014.

Interest income for the first half of 2015 has decreased by $486 thousand due to the same factors that affected our quarterly results.  Our average loans have decreased, primarily due to loan sales that have not yet been replaced by loan originations.  We have also received less interest income from interest payments on non-collateral dependent troubled debt restructurings.  Interest income earned on interest-bearing accounts with other institutions decreased solely due to a decline in the yield on those assets related to the transfer of our cash deposits to a different institution.

Total interest expense decreased by $103 thousand as compared to the first two quarters of 2014 primarily due to the decrease in the average balance of borrowings from financial institutions from $99.2 million for the six months ended June 30, 2014 to $93.1 million for the six months ended June 30, 2015. These borrowings decreased due to regular monthly principal payments on our primary credit facility as well as a $2.5 million dollar paydown in September 2014 to remain compliant with the minimum collateralization requirements on our borrowings required by the facility.  Interest paid on our notes payable has decreased by $28 thousand due to a decrease in the rates paid on the notes (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).

For the six month period ended June 30, 2015, net interest income decreased by $383 thousand, or 16%, from the six month period ended June 30, 2014.  Net interest income after provision for loan losses decreased by $162 thousand for the two quarters ended June 30, 2015 over the first half of 2014.  We did not record any provisions for loan losses during the first two quarters of 2015 while we recorded $221 thousand in provisions for loan losses for the the six months ended June 30, 2014.  As our loan portfolio has decreased, we did not need to record additional general reserves, and no additional loans became impaired and required specific reserves in the first two quarters of 2014 or 2015.  However, this decrease in reserves did not fully compensate for the large decrease in net interest income.

We had other income of $489 thousand in the first two quarters of 2015 primarily due to $291 thousand in advisory fees and commissions earned by MP Securities, $51 thousand in late charge income, $82 thousand in servicing fee income, $15 thousand in miscellaneous lending fees, and $49 thousand in gains on loan sales.  MP Securities’ income has increased by $244 thousand as compared to the first half of 2014 as we have expanded the services provided by our broker-dealer subsidiary and hired three new investment advisors over the last twelve months. In addition, servicing fee revenue has increased by $34 thousand from the first two quarters of the prior year due to selling $17.8 million in loan participations over the preceding year.  We earned $15 thousand in loan documentation fees and extension fees during the second quarter of 2015. We also earned $50 thousand in late charges during the first two quarters of 2015 on one loan that paid the late charges that had accrued over several years.  These transactions led to a $382 thousand increase in other income for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Non-interest operating expenses for the six months ended June 30, 2015 decreased by $441 thousand over the six month period ended June 30, 2014, a decrease of 15%.  Similar to the quarterly results, this decrease is due to $899 thousand in provisions for losses on foreclosed assets recorded in the first half of 2014.  We only recorded $23 thousand in provisions during the first half of the current year.  Also as described in the quarterly results, an increase in personnel and Board-approved raises have led to a $174 thousand increase in salaries and benefits expenses over the prior year.  Office operations expense increased by $98 thousand during the first half of 2015 compared to the first half of 2014.  The main factor in this increase is $52 thousand in fees paid by our wholly owned broker-dealer in conjunction with selling agreements reached with ECCU and another credit union during the third two quarters of 2014.  Other significant factors include a $6 thousand increase in clearing firm fees related to broker-dealer transactions conducted by MP Securities, $16 thousand in additional insurance costs, and $15 thousand in additional human resources fees, related to a one-time service performed by our payroll service provider.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,210	$5	0.15%	$6,477	$10	0.60%
Interest-earning loans [1]	125,219	2,073	6.64%	139,116	2,271	6.55%
Total interest-earning assets	138,429	2,078	6.02%	145,593	2,281	6.28%

Non-interest-earning assets	10,599	--	--%	10,958	--	--%
Total Assets	149,028	2,078	5.59%	156,551	2,281	5.84%

Liabilities:
Public offering notes – Class A	34,839	328	3.77%	36,720	359	3.93%
Public offering notes – Class 1	4,422	35	3.18%	--	--	--%
Public offering notes – Alpha Class	--	--	--%	6	--	--%
Special offering notes	3,346	28	3.38%	4,043	44	4.34%
International notes	163	1	1.94%	404	4	3.53%
Subordinated notes	3,505	36	4.09%	5,409	64	4.73%
Secured notes	1,483	12	3.42%	304	2	2.91%
Borrowings from financial institutions	92,649	585	2.52%	98,723	621	2.52%

Total interest-bearing liabilities	$140,407	1,025	2.93%	145,609	1,094	3.01%

Net interest income		1,053			1,187
Net interest margin [2]			2.83%			3.04%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $138.4 million during the three months ended June 30, 2015, from $145.6 million during the same period in 2014, a decrease of $7.2 million or 5%. The average yield on these assets was 6.02% for the three months ended June 30, 2015 as compared to 6.28% for the three months ended June 30, 2014.  The average yield decrease is due entirely to the yield received on our cash balances and an increase in cash since the prior year.  Our interest earning accounts with other institutions earned only 0.15% during the three months ended June 30, 2015, as compared to 0.60% for the three months ended June 30, 2014.  In order to reduce our concentration of funds at ECCU, we have moved a significant portion of our cash to other institutions where the interest rates are significantly lower.  In addition, average interest-earning accounts, which earn a much lower yield compared to our loan portfolio, represented 10% of our average interest-earning assets during the second quarter of 2015.  These accounts represented only 4% of interest-earning assets during the second quarter of 2014.  The yield on our interest-earning loans increased from the second quarter in the prior year as we were able to place one of our debt restructurings back on accrual status during the year.  We also recognized $3 thousand more in the change in net present value from future estimated cash flows on our troubled debt restructurings.  We expect our average yield to increase over the next several quarters as we use some of our excess cash reserves to increase loan origination activity.

Average non-interest earning assets decreased from $11.0 million for the three months ended June 30, 2014 to $10.6 million for the quarter ended June 30, 2015.  This decrease is negligible and reflects payments made on some of our impaired loans since the prior year.    Yield on average assets decreased from 5.84% for the three months ended June 30, 2014 to 5.59% for the three months ended June 30, 2015.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $140.4 million during the three months ended June 30, 2015, from $145.6 million during the same period in 2014. The average rate paid on these liabilities decreased to 2.93% for the three months ended June 30, 2015, from 3.01% for the same period in 2014. This decrease is due primarily to a decrease in the rates paid on our publicly offered debt securities and our special offering notes, as a higher percentage of note balances are now in relatively short-term notes, which carry lower interest rates.  As our Class A notes mature, they are being replaced by our new offering of Class 1 notes, which pay lower interest rates.

Net interest income for the three months ended June 30, 2015 was $1.1 million, which was a decrease of $134 thousand, or 11%, for the same period in 2014.  Net interest margin decreased 21 basis points to 2.83% for the quarter ended June 30, 2015, compared to 3.04% for the quarter ended June 30, 2014.

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$15,678	$10	0.13%	$6,658	$23	0.69%
Interest-earning loans [1]	124,792	4,093	6.61%	138,527	4,566	6.65%
Total interest-earning assets	140,470	4,103	5.89%	145,185	4,589	6.37%

Non-interest-earning assets	10,525	--	--%	11,451	--	--%
Total Assets	150,995	4,103	5.48%	156,636	4,589	5.91%

Liabilities:
Public offering notes – Class A	37,246	689	3.73%	36,320	707	3.92%
Public offering notes – Class 1	2,784	44	3.19%	--	--	--%
Public offering notes – Alpha Class	--	--	--%	62	1	0.63%
Special offering notes	3,424	57	3.37%	4,527	101	4.52%
International notes	230	3	2.92%	407	7	3.47%
Subordinated notes	4,123	93	4.55%	4,984	117	4.75%
Secured notes	1,355	23	3.38%	303	4	2.89%
Borrowings from financial institutions	93,101	1,166	2.52%	99,157	1,241	2.52%

Total interest-bearing liabilities	$142,263	2,075	2.94%	145,760	2,178	3.01%

Net interest income		2,028			2,411
Net interest margin [2]			2.71%			3.10%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets

.

Average interest-earning assets decreased to $140.5 million during the six months ended June 30, 2015, from $145.2 million during the same period in 2014, a decrease of $4.7 million or 3%. The average yield on these assets was 5.89% for the six months ended June 30, 2015 as compared to 6.37% for the six months ended June 30, 2014.  The average yield decrease is due primarily to three factors.  The first is that our interest earning accounts with other institutions earned only 0.13% during the first half of 2015, as compared to 0.69% for the first half of 2014.  As previously mentioned, we have moved a significant portion of our cash to other institutions where the interest rates are significantly lower in order to protect against over-concentration of our funds.  Second, average interest-earning accounts, which earn a much lower yield compared to our loan portfolio, comprised 11% of our average interest-earning assets during the first two quarters of 2015.  These accounts comprised only 5% of interest-earning assets during the first two quarters of 2014.  Third, since June 30, 2014, we have classified several of our restructured loans as from non-collateral dependent to collateral dependent.  As a result, we are not recognizing interest on a cash basis for these loans, nor are we amortizing into interest income the change in net present value from future estimated cash flows.  This led to a small decrease in average yield on loans from 6.65% to 6.61%. These three factors caused our average yield to decrease.  However, we expect our average yield to increase over the next several quarters as we use some of our excess cash reserves to increase loan origination activity.

Average non-interest earning assets decreased from $11.5 million for the six months ended June 30, 2014 to $10.5 million at June 30, 2015.  This decrease reflects the reclassification of several loans as non-interest-earning assets and payments made on our non-interest earning loans.    Yield on average assets decreased from 5.91% for the six months ended June 30, 2014 to 5.48% for the six months ended June 30, 2015.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $142.3 million during the six months ended June 30, 2015, from $145.8 million during the same period in 2014. The average rate paid on these liabilities decreased to 2.94% for the first half of 2015, from 3.01% for the same period in 2014.  This decrease is due primarily to a decrease in the rates paid on our publicly offered debt securities and our special offering notes, as a higher percentage of note balances are now in relatively short-term notes, which carry lower interest rates.  As our Class A notes mature, they are being replaced by our new offering of Class 1 notes, which pay lower interest rates.  The rates on our special offering notes have decreased from 4.52% to 3.37% as federal interest rates remain low.

Net interest income for the six months ended June 30, 2015, was $2.0 million, which was a decrease of $383 thousand, or 16%, for the same period in 2014.  Net interest margin decreased 39 basis points to 2.71% for the two quarters ended June 30, 2015, compared to 3.10% for the two quarters ended June 30, 2014.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$6	$(11)	$(5)
Total loans	(217)	19	(198)
	(211)	8	(203)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(17)	(14)	(31)
Public offering notes – Class 1	35	--	35
Public offering notes – Alpha Class	--	--	--
Special offering notes	(7)	(10)	(17)
International notes	(1)	(2)	(3)
Subordinated notes	(20)	(8)	(28)
Secured notes	11	--	11
Other	(36)	--	(36)
	(35)	(34)	(69)
Change in net interest income	$(176)	$42	$(134)

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$15	$(28)	$(13)
Total loans	(443)	(30)	(473)
	(428)	(58)	(486)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	18	(36)	(18)
Public offering notes – Class 1	44	--	44
Public offering notes – Alpha Class	(1)	--	(1)
Special offering notes	(22)	(22)	(44)
International notes	(3)	(1)	(4)
Subordinated notes	(19)	(5)	(24)
Secured notes	18	1	19
Other	(75)	--	(75)
	(40)	(63)	(103)
Change in net interest income	$(388)	$5	$(383)

Financial Condition

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

			Comparison
	2015	2014	$ Difference	% Difference
	(Unaudited)	(Audited)
Assets:
Cash	$9,516	$17,251	$(7,735)	(45%)
Loans receivable, net of allowance for loan losses of $2,403 and $2,454 as of June 30, 2015 and December 31, 2014, respectively	132,398	131,586	812	1%
Accrued interest receivable	563	562	1	0%
Property and equipment, net	74	87	(13)	(15%)
Debt issuance costs, net	165	112	53	47%
Foreclosed assets, net	3,872	3,931	(59)	(2%)
Other assets	559	366	193	53%
Total assets	$147,147	$153,895	$(6,748)	(4%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$92,060	$93,880	$(1,820)	(2%)
Notes payable	46,640	49,914	(3,274)	(7%)
Accrued interest payable	13	19	(6)	(32%)
Other liabilities	461	2,132	(1,671)	(78%)
Total liabilities	139,174	145,945	(6,771)	(5%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(5,251)	(5,274)	23	(0%)
Total members' equity	7,973	7,950	23	0%
Total liabilities and members' equity	$147,147	$153,895	$(6,748)	(4%)

General.  Total assets decreased by $6.7 million, or 4%, between December 31, 2014 and June 30, 2015.  This decrease was primarily due to a decrease in cash.

During the six month period ended June 30, 2015, gross loans receivable increased by $862 thousand, or 1%.  This increase is due to the origination of $11.9 million in loan participations, offset by  $5.2 million in principal paydowns and loan payoffs and by $6.0 million in new mortgage loan originations.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while four loans that represent less than 0.1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.33% at June 30, 2015 and 6.28% at December 31, 2014.

Non-performing Assets.  Non-performing assets consist of non-accrual loans, troubled debt restructurings, and seven foreclosed assets, which are real estate properties.  Non-accrual loans include any loan that becomes 90 days or more past due and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according to their modified payment terms without exception for at least three months.

Some non-accrual loans are considered collateral dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had eight nonaccrual loans as of June 30, 2015 and December 31, 2014.  We  hold a participation interest in one loan totaling $751 thousand for which ECCU acts as a lead lender and servicer which is involved in litigation relating to a mechanic’s lien claim made by a contractor.  We are continuing to monitor the litigation initiated by ECCU regarding this participation interest and have been advised by our lead lender that it believes it has reasonable grounds to support its claims to priority rights in the collateral and for recoveries, if necessary, against the title company and closing agent for this loan.  We have recorded an allowance of $292.6 thousand against this loan participation interest.

Since June 2011, the Company has acquired 11 properties through foreclosure proceedings or by entering into Deed in Lieu of Foreclosure agreements with our borrowers. We have sold several of these properties and currently own or hold a partial interest in seven foreclosed assets.  We have experienced $3.1 million in total charge-offs since June 2011.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	June 30, 2015	December 31, 2014

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$751	$751
Troubled Debt Restructures[2]	6,379	6,689
Total Collateral Dependent Loans	7,130	7,440

Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Troubled Debt Restructures	4,512	4,546
Total Non-Collateral Dependent Loans	4,512	4,546

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	11,642	11,986
Foreclosed Assets[3]	3,872	3,931
Total Non-performing Assets	$15,514	$15,917

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.
[2] Includes $1.1 million of restructured loans that were over 90 days delinquent as of June 30, 2015 and December 31, 2014.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At June 30, 2015 and December 31, 2014, we had seven restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  In addition, we had one non-restructured loan that was over 90 days past due.  As of June 30, 2015 and December 31, 2014, we had seven foreclosed properties valued at $3.9 million, net of a $2.5 million total valuation allowance against the properties.  We have not restructured any loans or foreclosed on any properties since December 31, 2014.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At June 30, 2015 and December 31, 2014, the allowance for loan losses was $2.4 million.  This represented 1.8% of our gross loans receivable at June 30, 2015 and December 31, 2014.

	Allowance for Loan Losses
	as of and for the

	Six months ended		Year ended
	June 30		December 31,
	2015	2014	2014
Balances:	($ in thousands)
Average total loans outstanding during period	$134,049	$148,825	$145,002
Total loans outstanding at end of the period	$136,273	$149,838	$135,401
Allowance for loan losses:
Balance at the beginning of period	$2,454	$2,856	$2,856
Provision charged to expense	--	221	252
Charge-offs
Wholly-Owned First	40	53	584
Wholly-Owned Junior	--	--	--
Participation First	--	66	54
Participation Junior	--	--	--
Total	40	119	638
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs	40	119	638
Accretion of allowance related to restructured loans	11	30	16

Balance	$2,403	$2,928	$2,454

Ratios:
Net loan charge-offs to average total loans	0.03%	0.08%	0.44%
Provision for loan losses to average total loans	0.00%	0.15%	0.17%
Allowance for loan losses to total loans at the end of the period	1.76%	1.95%	1.81%
Allowance for loan losses to non-performing loans	20.64%	23.05%	20.47%
Net loan charge-offs to allowance for loan losses at the end of the period	1.66%	4.06%	26.00%
Net loan charge-offs to provision for loan losses	0.00%	53.85%	253%

Borrowings from Financial Institutions.  At June 30, 2015, we had $92.1 million in borrowings from financial institutions.  This is a decrease of $1.8 million from December 31, 2014.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension.

Notes Payable.  Our investor notes payable consist of debt securities sold under a registered national offering as well as notes sold in private placements.  These investor notes had a balance of $46.6 million at June 30, 2015, which was a decrease of $3.3 million from December 31, 2014.  In January, 2015, we began offering Class 1 Notes, which replace our Class A Notes offering.  We also began offering a new series of Secured Notes.  These offerings, as well as our pre-existing offerings, are being marketed and sold by MP Securities, our wholly-owned broker-dealer.  MP Securities has hired three new salespeople over the last twelve months to assist in selling our notes as well as other investment products.

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

Members’ Equity.  Total members’ equity was $8.0 million at June 30, 2015, which represents an increase of $23 thousand from December 31, 2014.  This increase comprises $80 thousand in net income for the six months ended June 30, 2015, $55 thousand of dividends related to our Series A Preferred Units, which require quarterly dividend payments, and $2 thousand in accrued payments to our shareholders.  We are required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders. We did not repurchase or sell any ownership units during the three months ended June 30, 2015.

Potential Recoveries of Reserves Established for Loan Losses and Reserves Established for Foreclosed Assets

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

In its initial Memorandum Decision and Order dated December 27, 2013, the Court ruled that the contractor’s Motion for Summary Judgment as to the priority of its mechanics lien was granted and deemed to have priority over ECCU’s mortgage.  On May 2, 2014, ECCU filed a Motion to Reconsider the Court’s Order Regarding Priority of Liens and on June 26, 2014, the Court heard arguments from counsel and reviewed briefs and memoranda submitted by the parties.  In its ruling, the Court granted ECCU’s Motion to Reconsider, vacated its prior Order and Opinion and further denied Motions for Summary Judgment filed by both ECCU and the contractor. The Court further noted that genuine issues of fact remain unresolved and set a hearing date to establish a discovery schedule.  Because we hold a 64.8% loan participation interest in the church parcel that is the subject of the foreclosure proceedings, we have carefully monitored the value of the church facility which serves as collateral for the ECCU mortgage loan.  We also hold a 64.8% partial REO interest in four other properties which were the subject of separate foreclosure actions filed by ECCU against the church.  We have taken $292.6 thousand in provisions for loan losses against the primary church parcel that is the subject of the foreclosure proceedings and have taken an additional $1.0 million in provisions for losses against four partially owned REO properties we hold that were successfully foreclosed upon by ECCU.

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

Based upon our review of the litigation pleadings in the foreclosure action, title policy and related loan closing documents for the $4.17 million loan transaction, we believe, but can grant no assurances, that we will be able to recoup a portion of the valuation allowances we have previously recorded against four partially owned REO assets that we obtained in foreclosure proceedings against the church and partial interest in the mortgage loan that is the subject of foreclosure proceedings relating to the church’s primary worship facility.  However, due to fluctuating property values in the area and other factors that affect our ability to sell the properties, there is a possibility that the properties may require additional reserves.  We continue to monitor and manage our claims in these properties in order to recover the losses previously taken on these mortgage loan investments.

Liquidity and Capital Resources

June 30, 2015 vs. June 30, 2014

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. We follow a liquidity policy that has been approved by our Board of Managers.  The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum.  Our liquidity ratio was above the minimum at June 30, 2015. Also as part of the policy, we review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1 Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, and we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

The sale of our debt securities is a significant component in financing our mortgage loan investments.  We have increased our marketing efforts related to the sale of privately placed special offering and secured notes and we believe that the sale of these notes will enable the Company to meet its liquidity needs for the near future.  The Company filed a new Registration Statement with the SEC to register $85 million of its Class 1 Notes that was deemed effective as of January 6th, 2015. We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes and we are offering $80 million in Secured Notes under a private placement memorandum.  By offering the Class 1 Notes and privately placed investor notes, the Company expects to fund new loans which can either be held for interest income or sold as participations to generate servicing income and gains on loan sales.  The cash from sales will be used to originate additional loan investments or to fund operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the six months ended June 30, 2015, our investors renewed their debt securities investments at a 52%  rate, which represented a decrease from the 64% renewal rate over the six months ended June 30, 2014.  While the renewal rate has decreased, it remains at an acceptable level.  However, we had several large withdrawals during the three months ended June 30, 2015, and MP Securities did not sell as many notes as planned.

MP Securities hired a new salesperson near the end of the second quarter and we anticipate that sales of Class 1, special, subordinated, and secured notes will increase over the remaining six months of 2015.

The net decrease in cash during the six months ended June 30, 2015 was $7.7 million, as compared to a net decrease of $695 thousand for the six months ended June 30, 2014, an increase in cash used of $7.0 million. Net cash used by operating activities totaled $1.8 million for the six months ended June 30, 2015, as compared to net cash used by operating activities of $19 thousand for the same period in 2014. This increase in net cash used by operating activities is attributable primarily to the paydown of other liabilities during the first quarter of 2015.

Net cash used in investing activities totaled $660 thousand during the six months ended June 30, 2015, as compared to $61 thousand used during the six months ended June 30, 2014, an increase in cash used of $599 thousand. This increase is related to an increase in cash used for loan originations.  While we received $4.1 million in additional cash from loan sales, we received $2.4 million less in loan principal payments and we originated $2.2 million more in loans receivable during the first half of 2015.

Net cash used by financing activities totaled $5.3 million for the six month period ended June 30, 2015,  an increase in cash used of $4.7 million from $615 thousand used in financing activities during the six months ended June 30, 2014. This difference is primarily attributable to an increase in paydowns of our notes payable. We paid a net of $3.3 million in principal on our notes payable during the first half of 2015 as compared to $1.2 million in cash provided by note sales during the first half of 2014.

At June 30, 2015, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $9.5 million, a decrease of $7.8 million from $17.3 million at December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2015.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of the six month period ended June 30, 2015, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows other than those discussed in Part I. Item 2. “Potential Recoveries of Reserves Established for Loan Losses.”

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the six month periods ended June 30, 2015 and 2014; (ii) Consolidated Balance Sheets as of June 30, 2015 and  December 31, 2014; (iii) Consolidated  Statements of Cash Flows for the three months ended June 30, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements.

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

Dated: August 14, 2015

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ James H. Overholt
James H. Overholt,
Chief Executive Officer