Form 10-Q
period 2015-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2015-11-13
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

At September 30, 2015, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

 (Dollars in Thousands Except Unit Data)

	2015	2014
	(Unaudited)	(Audited)
Assets:
Cash	$16,611	$17,251
Loans receivable, net of allowance for loan losses of $2,111 and $2,454 as of September 30, 2015 and December 31, 2014, respectively	125,171	131,586
Accrued interest receivable	558	562
Property and equipment, net	65	87
Debt issuance costs, net	136	112
Foreclosed assets, net	3,254	3,931
Other assets	449	366
Total assets	$146,244	$153,895
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$91,155	$93,880
Notes payable	46,536	49,914
Accrued interest payable	6	19
Other liabilities	568	2,132
Total liabilities	138,265	145,945
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2015 and December 31, 2014 (liquidation preference of $100 per unit); See Note 8	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2015 and December 31, 2014; See Note 8	1,509	1,509
Accumulated deficit	(5,245)	(5,274)
Total members' equity	7,979	7,950
Total liabilities and members' equity	$146,244	$153,895

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in Thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Interest on loans	$2,005	$2,178	$6,098	$6,744
Interest on interest-bearing accounts	3	12	13	32
Total interest income	2,008	2,190	6,111	6,776
Interest expense:
Borrowings from financial institutions	584	623	1,750	1,864
Notes payable	431	484	1,340	1,421
Total interest expense	1,015	1,107	3,090	3,285
Net interest income	993	1,083	3,021	3,491
Provision (credit) for loan losses	(181)	15	(181)	236
Net interest income after provision for loan losses	1,174	1,068	3,202	3,255
Non-interest income	153	92	642	202
Non-interest expenses:
Salaries and benefits	730	613	2,045	1,754
Marketing and promotion	33	26	79	74
Office operations	336	317	1,052	935
Foreclosed assets, net	98	36	148	796
Legal and accounting	86	120	387	422
Total non-interest expenses	1,283	1,112	3,711	3,981
Net income (loss) before provision for income taxes	44	48	133	(524)
Provision for income taxes	3	4	12	6
Net income (loss)	$41	$44	$121	$(530)

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014

(Dollars in Thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$121	$(530)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	37	36
Amortization of deferred loan fees	(132)	(172)
Amortization of debt issuance costs	87	53
Provision (credit) for loan losses	(181)	236
Charge offs of allowance for loan losses	(103)	--
Provision for losses on foreclosed assets	222	899
Gains on sale of foreclosed assets	(132)	(5)
Accretion of allowance for loan losses on restructured loans	(19)	(21)
Accretion of loan discount	(35)	(14)
Changes in:
Accrued interest receivable	4	9
Other assets	(65)	(84)
Other liabilities and accrued interest payable	(1,604)	(294)
Net cash provided (used) by operating activities	(1,800)	113
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(12,625)	(9,744)
Loan sales	5,993	6,293
Loan principal collections	13,518	12,907
Proceeds from foreclosed asset sales	587	210
Purchase of property and equipment	(15)	(3)
Net cash provided by investing activities	7,458	9,663
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in borrowings from financial institutions	(2,725)	(5,116)
Net change in notes payable	(3,378)	1,371
Debt issuance costs	(111)	(63)
Dividends paid on preferred units	(84)	(71)
Net cash used by financing activities	(6,298)	(3,879)
Net increase (decrease) in cash	(640)	5,897
Cash at beginning of period	17,251	7,483
Cash at end of period	$16,611	$13,380
Supplemental disclosures of cash flow information
Interest paid	$3,103	$3,292
Income taxes paid	$15	$14
Transfer of loans to foreclosed assets	$--	$3,260

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2014 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and for the nine months ended September 30, 2015 and 2014 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of September 30, 2015 and December 31, 2014.

A portion of the our cash held at credit unions is insured by the National Credit Union Insurance Fund, while a portion of cash held at other financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company maintains cash that may exceed insured limits.  The Company does not expect to incur losses in its cash accounts.

We have the ability to pledge cash as collateral for our borrowings and our Secured Notes. At September 30, 2015 and December 31, 2014, $3.6 million and $2.9 million of our cash, respectively, was pledged as collateral for our borrowings from financial institutions.  At September 30, 2015 and December 31, 2014, $214 and $326 thousand in cash, respectively, was pledged as collateral for our outstanding Secured Notes. Our cash pledged as collateral is considered restricted cash.

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) amended  Accounting Standards Codification (ASC) Topic 810, Consolidation. The amendments in this Update make targeted changes to the current consolidation guidance and ends a deferral available for investment companies. The amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs or variable interest entities. Consolidation conclusions may change for entities that already are VIEs due to changes in how entities would analyze related-party relationships and fee arrangements. The amendments relax existing criteria for determining when fees paid to a decision maker or service provider do not represent a variable interest by focusing on whether those fees are “at market.” The amendments eliminate both the consolidation model specific to limited partnerships and the current presumption that a general partner controls a limited partnership. Application of the new amendments could result in some entities being deconsolidated or considered a VIE and subject to additional disclosures. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period with any adjustments reflected as of the beginning of the reporting year that includes the interim period. A reporting entity may apply the amendments using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the reporting year of adoption or may apply the amendments retrospectively. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations.

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

2.  Related Party Transactions

We maintain some of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $594 thousand and $733 thousand at September 30, 2015 and December 31, 2014, respectively. Interest earned on funds held with ECCU totaled $12.5 thousand and $31.5 thousand for the nine months ended September 30, 2015 and 2014, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $86.7 thousand and $82.9 thousand for the nine months ended September 30, 2015 and 2014, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we have purchased mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the nine month periods ended September 30, 2015 and 2014, we did not purchase any loans from ECCU.  With regard to loans purchased from ECCU in prior years, we recognized $1.2 million and $1.4 million of interest income during the nine months ended September 30, 2015 and 2014, respectively.  ECCU currently acts as the servicer for 13 of the 144 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement we entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on wholly-owned loans ECCU services on our behalf.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At September 30, 2015, the Company’s investment in wholly-owned loans serviced by ECCU totaled $934 thousand, while the Company’s investment in loan participations serviced by ECCU totaled $15.2 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  We paid fewer than one thousand dollars of such fees during the nine months ended September 30, 2015 and 2014.

ECCU has, from time to time, purchased or repurchased loans from the Company.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction

Policy adopted by the Company’s Board.  The Company sold $541.0 thousand in whole loans to ECCU during the nine month period ended September 30, 2014.  No gains or losses were recognized on these transactions.  We did not sell any loans to ECCU during the nine months ended September 30, 2015.

On October 6, 2014, MP Securities, our wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ECCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ECCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ECCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ECCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ECCU for permitting it to use the designated location to offer such products and services to ECCU’s members under an arrangement that will entitle ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $10.0 thousand to ECCU under the terms of this agreement during the nine months ended September 30, 2015.

Other Related Party Transactions

From time to time, our Board and members of our executive management team have purchased investor notes from us. Investor notes payable to related parties totaled $275 thousand and $274 thousand at September 30, 2015 and December 31, 2014, respectively.

On August 14, 2013, the Company entered into a Loan Participation Agreement with Western Federal Credit Union (“WFCU”).  WFCU is an owner of both the Company’s Class A Common Units and Series A Preferred Units.  Under this agreement, we sold WFCU a $5.0 million loan participation interest in one of our mortgage loan interests.  As part of this agreement, we retained the right to service the loan, and we charge WFCU 50 basis points for servicing the loan.

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

3.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2026. Loans yielded a weighted average of 6.34%  and 6.28% as of September 30, 2015 and December 31, 2014, respectively. A summary of the Company’s mortgage loans owned as of September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31
	2015	2014

Loans to evangelical churches and related organizations:
Real estate secured	$128,618	$135,243
Unsecured	132	158
Total loans	128,750	135,401

Deferred loan fees, net	(698)	(565)
Loan discount	(770)	(796)
Allowance for loan losses	(2,111)	(2,454)
Loans, net	$125,171	$131,586

Allowance for Loan Losses

The Company has established an allowance for loan losses of $2.1 million and $2.5 million as of September 30, 2015 and December 31, 2014, respectively, for loans held in the Company’s mortgage portfolio. For the nine month period ended September 30, 2015, we recorded $143 thousand in charge-offs on our mortgage loan investments.  For the year ended December 31, 2014, we recorded  $584 thousand in charge-offs on our mortgage loan investments. Management believes that the allowance for loan losses as of September 30, 2015 and December 31, 2014 is appropriate.

Changes in the allowance for loan losses for the nine month period ended September 30, 2015 and the year ended December 31, 2014 are as follows (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2015	December 31, 2014

Balance, beginning of period	$2,454	$2,856
Provision (credit) for loan loss	(181)	252
Chargeoffs	(143)	(584)
Transfer to loan discount	--	(54)
Accretion of allowance related to restructured loans	(19)	(16)
Balance, end of period	$2,111	$2,454

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of the recorded balance of our nonperforming loans (dollars in thousands) as of September 30, 2015, December 31, 2014 and September 30, 2014:

	September 30,	December 31,	September 30,
	2015	2014	2014

Impaired loans with an allowance for loan loss	$9,968	$8,696	$10,414
Impaired loans without an allowance for loan loss	1,935	3,290	3,746
Total impaired loans, before discounts	11,903	11,986	14,160
Discounts on impaired loans	693	693	691
Total impaired loans, net of discounts	$11,210	$11,293	$13,469

Allowance for loan losses related to impaired loans	$1,457	$1,670	$1,719

Total non-accrual loans	$8,772	$8,805	$14,160

Total loans past due 90 days or more and still accruing	$--	$--	$--

We had eight nonaccrual loans as of September 30, 2015 and December 31, 2014.

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	September 30, 2015	December 31, 2014

Loans:
Individually evaluated for impairment	$11,903	$11,293
Collectively evaluated for impairment	116,847	124,108
Balance	$128,750	$135,401

Allowance for loan losses:
Individually evaluated for impairment	$1,457	$1,670
Collectively evaluated for impairment	654	784
Balance	$2,111	$2,454

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at September 30, 2015 and December 31, 2014, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2015
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$90,352	4,880	15,555	--	110,787
Watch	4,420	3,130	1,641	--	9,191
Substandard	8,560	212	--	--	8,772
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$103,332	8,222	17,196	--	128,750

Credit Quality Indicators (by class)
As of December 31, 2014
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$89,708	2,347	19,981	925	112,961
Watch	4,512	2,637	1,672	--	8,821
Substandard	9,472	3,396	--	--	12,868
Doubtful	--	--	751	--	751
Loss	--	--	--	--	--
Total	$103,692	$8,380	$22,404	$925	$135,401

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at September 30, 2015 and at December 31, 2014 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$2,220	2,302	2,215	6,737	96,595	103,332	--
Wholly-Owned Junior	--	--	212	212	8,010	8,222	--
Participation First	--	--	--	--	17,196	17,196	--
Participation Junior	--	--	--	--	--	--	--
Total	$2,220	$2,302	$2,427	$6,949	$121,801	$128,750	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$2,783	2,125	1,082	5,990	97,702	103,692	$--
Wholly-Owned Junior	--	--	--	--	8,380	8,380	--
Participation First	1,785	--	751	2,536	19,868	22,404	--
Participation Junior	--	--	--	--	925	925	--
Total	$4,568	$2,125	$1,833	$8,526	$126,875	$135,401	$--

The following tables are summaries of impaired loans by loan class as of and for the nine months ended September 30, 2015 and 2014, and the year ended December 31, 2014, respectively.  The recorded investment in impaired loans reflects the unpaid principal balance less discounts and interest payments taken against principal, whereas the unpaid principal balance reflects the contractual principal balance owed by the borrower (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,775	$2,686	$--	$1,801	$--
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,143	7,346	1,031	6,181	17
Wholly-Owned Junior	3,291	3,343	426	3,298	39
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,210	$13,375	$1,457	$11,280	$56

Impaired Loans (by class)
As of and for the nine months ended September 30, 2015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,775	$2,686	$--	$1,860	$--
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,143	7,346	1,031	6,264	80
Wholly-Owned Junior	3,291	3,343	426	3,315	122
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,210	$13,375	$1,457	$11,439	$202

Impaired Loans (by class)
As of and for the Year Ended December 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$2,873	$3,786	$--	$3,208	$2
Wholly-Owned Junior	208	214	--	210	12
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,325	5,207	1,083	4,409	76
Wholly-Owned Junior	3,136	3,181	295	3,162	160
Participation First	751	883	292	2,604	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,294	$13,272	$1,670	$13,593	$250

Impaired Loans (by class)
As of and for the three months ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,149	$3,974	$--	$3,210	$--
Wholly-Owned Junior	209	215	--	209	3
Participation First	187	238	--	191	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,019	6,853	1,130	6,054	52
Wholly-Owned Junior	3,153	3,198	297	3,159	40
Participation First	751	883	293	751	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$13,468	$15,361	$1,720	$13,574	$95

Impaired Loans (by class)
As of and for the nine months ended September 30, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,149	$3,974	$--	$2,877	$--
Wholly-Owned Junior	209	215	--	217	9
Participation First	187	238	--	876	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,019	6,853	1,130	6,176	168
Wholly-Owned Junior	3,153	3,198	297	3,214	120
Participation First	751	883	293	619	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$13,468	$15,361	$1,720	$13,979	$297

A summary of nonaccrual loans by loan class at September 30, 2015 and December 31, 2014 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of September 30, 2015

Church loans:
Wholly-Owned First	$8,560
Wholly-Owned Junior	212
Participation First	--
Participation Junior	--
Total	$8,772

Loans on Nonaccrual Status (by class)
As of December 31, 2014

Church loans:
Wholly-Owned First	$7,840
Wholly-Owned Junior	214
Participation First	751
Participation Junior	--
Total	$8,805

We restructured one loan during the nine months ended September 30, 2015 and 2014, respectively.  A summary of loans we restructured during the three and nine months ended September 30, 2015 and 2014, respectively, is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended September 30, 2015

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$1,156	$1,156	$1,156
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	1	$1,156	$1,156	$1,156

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2015

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$1,156	$1,156	$1,156
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	1	$1,156	$1,156	$1,156

Troubled Debt Restructurings (by class)
For the three months ended September 30, 2014

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$875	$930	$928
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	1	$875	$930	$928

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2014

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$875	$930	$928
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	1	$875	$930	$928

No troubled debt restructurings defaulted during the nine months ended September 30, 2015 or 2014.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of September 30, 2015,  no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.

4.  Foreclosed Assets

Our foreclosed assets at September 30, 2015 consist of seven properties.  We held $3.3 million in foreclosed assets at September 30, 2015 and $3.9 million in foreclosed assets at December 31, 2014.  For the nine month periods ended September 30, 2015 and 2014, we recorded $222 thousand and $899 thousand in provisions for losses on foreclosed assets, respectively.  We recorded $2.4 million in loss provisions on foreclosed assets recorded for the year ended December 31, 2014.  We recorded $1.1 million in charge-offs of allowances for losses on foreclosed assets during the nine months ended September 30, 2015.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the periods ended September 30 and December 31,
	2015	2014
Balance, beginning of period	$2,431	$13
Provision for losses	222	2,431
Charge-offs	(1,115)	(13)
Recoveries	--	--
Balance, end of period	$1,538	$2,431

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended September 30,
	2015	2014
Net loss (gain) on sale of real estate	$(132)	$--
Provision for losses	198	--
Operating expenses, net of rental income	32	36
Net expense	$98	$36

	Foreclosed Asset Expenses (Income) for the nine months ended September 30,
	2015	2014
Net loss (gain) on sale of real estate	$(132)	$(5)
Provision for losses	222	899
Operating expenses, net of rental income	58	(98)
Net expense	$148	$796

5.  Loan Participation Sales

During the nine months ended September 30, 2015, we sold participations in seven church loans totaling $6.0 million while retaining servicing responsibilities on the loans.  As a result of these sales, we recorded servicing assets totaling $59 thousand.  During the year ended December 31, 2014, the Company sold participations in 13 church loans totaling $13.1 million.  As a result of these sales, we recorded servicing assets totaling $83 thousand.  Servicing assets are amortized using the interest method as an adjustment to interest income.  Amortization totaled $45 thousand for the nine months ended September 30, 2015.

A summary of servicing assets for the nine months ended September 30, 2015 and the year ended December 31, 2014 is as follows (dollars in thousands):

	2015	2014
Balance, beginning of period	$184	$153
Additions:
Servicing obligations from sale of loan participations	59	83
Subtractions:
Amortization	(45)	(52)
Balance, end of period	$198	$184

6.  Line of Credit and Other Borrowings from Financial Institutions

Members United Facilities

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The balance of the MU Credit Facility was $70.9 million and $73.1 million at September 30, 2015 and December 31, 2014, respectively.

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

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of September 30, 2015 and December 31, 2014, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of September 30, 2015 and December 31, 2014, $20.2 and $20.8 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 150%.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2014, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $29.9 million. This represented a deficit of $1.3 million from the required collateral at December 31, 2014.  As a matter of expediency, the NCUA accepted a cash pledge in addition to the balance of loans pledged as collateral in satisfaction of the minimum collateralization ratio at December 31, 2014.  Pursuant to a waiver granted by the NCUA, the Company was not required to make an additional principal payment to satisfy the deficiency.  As of September 30, 2015 and December 31, 2014, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension. On March 30, 2015, we reached an agreement with the NCUA to amend the Wescorp Credit Facility Extension, which included a reduction in the minimum collateralization ratio required to be met for the facility.  See Line of Credit and Other Borrowings – Amendments to our Credit Facility Agreements” below.

Future estimated principal pay downs of our borrowings from financial institutions during the twelve month periods ending September 30 are as follows (dollars in thousands):

2016	$3,719
2017	3,821
2018	3,918
2019	79,697
$91,155

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

At September 30, 2015, the loans receivable securing the Members United Credit Facility had an aggregate principal balance of $78.8 million and the loans receivable securing the Wescorp Credit Facility Extension had an aggregate principal balance of $26.4 million.  We also pledged $3.5 million in cash In total, the collateral securing both facilities satisfies the 120% minimum collateralization ratio required by the LSA Amendments.

7.  Notes Payable

In addition to borrowings from financial institutions, we also rely on our investor notes to fund investments in mortgage loan assets and fund our general operations. Except for our private offering of secured notes, the notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of these notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.  We have offered our investor notes under registered public offerings with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.  The sale of our Alpha Class Notes was discontinued in April 2008. The final Alpha Class Note was repaid during the nine months ended September 30, 2014.  There were no Alpha Class Notes outstanding as of September 30, 2015.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of September 30, 2015.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Class A Note Offering expired on December 31, 2014 and the Company discontinued the sale of its Class A Notes as of that date.  At September 30, 2015 and December 31, 2014, $29.1 million and $41.1 million of these notes were outstanding, respectively.

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

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At September 30, 2015,  $9.6 million of Class 1 Notes were outstanding.

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

At December 31, 2014, a total of $302 thousand of these secured certificates were outstanding and $318 thousand in cash was pledged as collateral on these notes.  Effective as of August 15, 2013, the Company discontinued the sale of its 2012 Secured Investment Certificates.  As of September 30, 2015, the Company had paid off all of the Secured Investment Certificates and the Trust Indenture entered into with Wilmington Savings Fund Society has been terminated and the indenture discharged.

In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.  At September 30, 2015,  $2.0 million in Secured Notes were outstanding.

As part of this offering, the Company entered into a Loan and Security Agreement with MPF that appointed MPF as the collateral agent of any loans pledged as collateral for the Secured Notes.  At September 30, 2015,  $2.0 million in loans were pledged as collateral on the Secured Notes and $213.7 thousand in cash was pledged as collateral.  The total collateralization ratio of loans and cash is 106.6%, which satisfies the requirements of the certificates.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. A total of $2.8 million and $4.7 million in notes sold pursuant to this offering were outstanding at September 30, 2015 and December 31, 2014, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at September 30, 2015.  A total of $63 thousand and $345 thousand of its 2013 International Notes were outstanding at September 30, 2015 and December 31, 2014, respectively.

We have the following notes payable at September 30, 2015 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$29,139	3.85%
Class 1 Offering	9,594	3.10%

Private Offerings
Special Offering	2,862	3.63%
Special Subordinated Notes	2,835	4.99%
Secured Notes	2,043	3.40%
International Offering	63	3.57%
Total	$46,536	3.73%

Future maturities for the Company’s investor notes during the twelve month periods ending September 30 are as follows (dollars in thousands):

2016	$20,045
2017	6,370
2018	8,798
2019	6,539
2020	4,784
$46,536

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

9.  Retirement Plans

401(k)

All of our employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the nine months ended September 30, 2015 and 2014 were $60.4 thousand and $48.6 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2014.  No profit sharing contribution has been made or approved for the nine months ended September 30, 2015.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2015 and December 31, 2014, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	September 30, 2015	December 31, 2014
Undisbursed loans	$5,508	$575
Standby letter of credit	$1,440	$1,440

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at September 30, 2015 and December 31, 2014, are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2015 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$16,611	$16,611		$--	$--	$16,611
Loans, net	125,171	--		--	127,268	127,268
FINANCIAL LIABILITIES:
Borrowings from financial institutions	$91,155	$--	$		$90,113	$90,113
Notes payables	46,536	--		--	47,137	47,137
Other financial liabilities	42	--		--	42	42

		Fair Value Measurements at December 31, 2014 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$17,251	$17,251		$--	$--	$17,251
Loans, net	131,586	--		--	133,166	133,166
FINANCIAL LIABILITIES:
Notes payables	$93,880	$--	$		$93,077	$93,077
Borrowings from financial institutions	49,914	--		--	50,603	50,603
Other financial liabilities	46	--		--	46	46

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2015 and December 31, 2014.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2015 and December 31, 2014.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2015:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,812	$5,812
Foreclosed assets	--	--	3,254	3,254
Total	$--	$--	$9,066	$9,066

Assets at December 31, 2014:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,672	$5,672
Foreclosed assets	--	--	3,931	3,931
Total	$--	$--	$9,603	$9,603

Impaired loans and
foreclosed assets
(net of allowance and discount)
Balance, December 31, 2014	$9,603
Allowance and discount, net of discount amortization	198
Additions, loans	1,124
Deletions and paydowns, loans	(1,182)
Sale of foreclosed assets	(1,570)
Charge offs of valuation allowances on foreclosed assets	1,115
Valuation allowances taken on foreclosed assets	(222)
Balance, September 30, 2015	$9,066

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2015 are summarized below (dollars in thousands):

Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,812	Discounted appraised value	Selling costs	10% - 15% (10.63%)
		Internal evaluations	Discount due to age of appraisal	0% - 10% (2.50%)

Foreclosed assets	$3,254	Discounted appraised value	Selling costs	10% - 20% (10.12%)
		Internal evaluations	Discount due to market decline	0% - 80% (32.41%)

12.  Segment Information

Reportable Segments

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management, personnel proficiencies, and marketing strategies.

There are two reportable segments: finance company (MPIC) and broker-dealer (MP Securities).  The finance company segment uses funds from the sale of debt securities, operations, and loan participations to originate or purchase mortgage loans. The broker-dealer segment sells debt securities and other investment products, as well as providing investment advisory services, to generate fee income.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Intersegment revenues and expenses are accounted for at amounts that assume the transactions were made to unrelated third parties at the current market prices at the time of the transactions.

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the nine month period ended September 30, 2015 is as follows (dollars in thousands):

	MPIC (Finance Company)	MP Securities (Broker Dealer)	Total

External income	$6,363	$390	$6,753
Intersegment revenue	--	395	395
External non-interest expenses	2,725	999	3,724
Intersegment non-interest expenses	69	--	69
Segment net profit (loss)	334	(213)	121
Segment assets	146,352	221	146,573

Revenue
Total revenue of reportable segments	$7,148
Inter-segment revenue	(395)
Consolidated revenue	$6,753

Non-interest expenses
Total non-interest expenses of reportable segments	$3,793
Inter-segment non-interest expenses	(69)
Consolidated non-interest expenses	$3,724

Profit
Total income of reportable segments	$121
Inter-segment profits	--
Consolidated net income	$121

Assets
Total assets of reportable segments	$146,573
Inter-segment prepaid expenses	(329)
Segment accounts receivable from corporate office	--
Consolidated assets	$146,244

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

The following discussion and analysis compares the results of operations for the three and nine month periods ended September 30, 2015 and September 30, 2014 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three months ended September 30, 2015 vs. three months ended September 30, 2014

	Three months ended		Comparison
	September 30,
	2015	2014	$ Difference	% Difference
Interest income:
Interest on loans	$2,005	$2,178	$(173)	(8%)
Interest on interest-bearing accounts	3	12	(9)	(75%)
Total interest income	2,008	2,190	(182)	(8%)
Interest expense:
Borrowings from financial institutions	584	623	(39)	(6%)
Notes payable	431	484	(53)	(11%)
Total interest expense	1,015	1,107	(92)	(8%)
Net interest income	993	1,083	(90)	(8%)
Provision (credit) for loan losses	(181)	15	(196)	(1307%)
Net interest income after provision (credit) for loan losses	1,174	1,068	106	10%
Non-interest income	153	92	61	66%
Non-interest expenses:
Salaries and benefits	730	613	117	19%
Marketing and promotion	33	26	7	27%
Office operations	336	317	19	6%
Foreclosed assets, net	98	36	62	172%
Legal and accounting	86	120	(34)	(28%)
Total non-interest expenses	1,283	1,112	171	15%
Income (loss) before provision for income taxes	44	48	(4)	8%
Provision for income taxes	3	4	(1)	25%
Net income (loss)	$41	$44	$(3)	7%

During the three months ended September 30, 2015, we reported net income of $41 thousand, which was a decrease of $3 thousand over the third quarter of 2014.  While our financial performance during the third quarter of 2015 was very similar to the third quarter of 2014, the factors that led to that performance were significantly different.   Our net income in 2014 was driven mainly by net interest income and lower non-interest expenses.  Conversely, our net income in the third quarter of 2015 was driven more by the recordation of a credit to our provision for loan losses and an increase in non-interest income.  These positive factors were partially offset by recording foreclosed asset expenses of $98 thousand for the quarter ended September 30, 2015 as compared to $36 thousand for the third quarter of 2014.

As compared to the third quarter of 2014, interest income decreased by $182 thousand as a result of a decrease in the mortgage loan assets held in our loan portfolio (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  Our gross loan portfolio has decreased by $8.8 million due to loan participation sales and loan payoffs over the last twelve months.  We also recognized additional interest during the third quarter of 2014 related to the interest payments received on non-collateral dependent impaired loans.  Several of these loans have since been reclassified as collateral dependent and, as such, do not earn interest.  Interest income earned on interest-bearing accounts with other institutions decreased solely due to a decline in the yield on those assets as we moved a large portion of our cash deposits to a different institution to alleviate concern over-concentration of our funds in one institution.

Total interest expense decreased by $92 thousand as compared to the third quarter of 2014 primarily due to the decrease in the average balance of borrowings from financial institutions from $97.8 million for the three months ended September 30, 2014 to $91.8 million for the three months ended September 30, 2015. These borrowings decreased due to regular monthly principal payments on our primary credit facility as well as a $2.5 million dollar paydown in September 2014 to remain compliant with the minimum collateralization requirements on our borrowings required by the facility.  Note interest expense has decreased as our outstanding notes payable have decreased by $2.5 million over the last 12 months. In addition, the weighted average interest rate of our notes payable has decreased from 3.92% to 3.73% as our Class A and Special Subordinated notes have been replaced by our new offering of Class 1 Notes, which pay interest at lower average rates than our other offerings.  As we continue to sell additional Class 1 Notes, the weighted average rate paid should continue to decrease.

For the three month period ended September 30, 2015, net interest income decreased by $90 thousand, or 8%, from the three month period ended September 30, 2014.  Net interest income after provision for loan losses increased by $106 thousand for the quarter ended September 30, 2015 over the three months ended September 30, 2014.  During the three months ended September 30, 2015, we recorded a credit in our provision for loan losses related to the settlement of a church loan subject to a foreclosure action by ECCU.  In September 2015, ECCU reached a settlement agreement with the title company insuring title in the loan.  Our portion of that settlement agreement was $648 thousand.  We had a net investment in the loan of $458 thousand, which included $292 thousand in specific reserves.  As a result, we recorded $190 thousand as a credit in our provision for loan losses and charged off the remaining $103 thousand in allowances related to this loan.  We also recorded $9 thousand in reserves on a troubled debt restructuring in the third quarter of 2015.  We recorded $15 thousand in provisions for loan losses during the third quarter of 2014.

We had other income of $153 thousand in the third quarter of 2015 primarily due to $99 thousand in advisory fees and commissions earned by MP Securities, $9 thousand in lending fees, and $44 thousand in servicing fee income.  MP Securities’ income has increased by $61 thousand over the third quarter of 2014 as we have expanded the services provided by our broker-dealer subsidiary.  Hiring three new investment advisors at MP Securities has also allowed MP Securities to expand its client base.  In addition, servicing fee revenue has increased by $17 thousand from the third quarter of the prior year due to selling $8.5 million in loan participations over the last twelve months.  We also earned $8 thousand in loan documentation fees and extension fees during the third quarter of 2015.  These transactions led to a $61 thousand increase in other income for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Non-interest operating expenses for the three months ended September 30, 2015 increased by $171 thousand over the same period ended September 30, 2014, an increase of 15%.  This increase is due primarily to an increase in our salaries and benefits expenses.  These expenses have increased by $117 thousand as we have hired two salespeople for MP Securities, an executive assistant, and a lending staffperson over the last twelve months.  In addition, the Board of Managers approved salary increases for our Chief Executive Officer and the President of MP Securities in the third quarter of 2014, which increased salaries and benefits expense. Foreclosed assets expenses increased  by $62 thousand as we recorded $198 thousand in provisions for losses on several properties in the third quarter of 2015.   We did not record any provisions for losses on properties in the third quarter of 2014.  Offsetting these provisions, we recorded $132 thousand in gains on the sale of foreclosed assets during the third quarter of 2015.  We did not sell any properties during the third quarter of 2014. Our marketing expenses increased by $7 thousand due to increased marketing efforts by MP Securities. Office operations expense increased by $19 thousand also due mainly to expanded operations of MP Securities, including referral fees paid to credit unions and increased travel expenses.  Legal and accounting fees decreased as we began performing in-house some of the duties we had been paying consultants to perform.  This led to a $24 thousand decrease in consulting expenses.  We also recorded $8 thousand less in securities and registration fees due to paying most of the registration fees for our Class 1 Notes offering during the third quarter of 2014.

Nine months ended September 30, 2015 vs. nine months ended September 30, 2014

	Nine months ended		Comparison
	September 30,
	2015	2014	$ Difference	% Difference
Interest income:
Interest on loans	$6,098	$6,744	$(646)	(10%)
Interest on interest-bearing accounts	13	32	(19)	(59%)
Total interest income	6,111	6,776	(665)	(10%)
Interest expense:
Borrowings from financial institutions	1,750	1,864	(114)	(6%)
Notes payable	1,340	1,421	(81)	(6%)
Total interest expense	3,090	3,285	(195)	(6%)
Net interest income	3,021	3,491	(470)	(13%)
Provision (credit) for loan losses	(181)	236	(417)	(177%)
Net interest income after provision (credit) for loan losses	3,202	3,255	(53)	(2%)
Non-interest income	642	202	440	218%
Non-interest expenses:
Salaries and benefits	2,045	1,754	291	17%
Marketing and promotion	79	74	5	7%
Office operations	1,052	935	117	13%
Foreclosed assets, net	148	796	(648)	(81%)
Legal and accounting	387	422	(35)	(8%)
Total non-interest expenses	3,711	3,981	(270)	(7%)
Income (loss) before provision for income taxes	133	(524)	657	125%
Provision for income taxes	12	6	6	100%
Net income (loss)	$121	$(530)	$651	123%

During the nine months ended September 30, 2015, we reported net income of $121 thousand, which was an increase of $651 thousand over the first three quarters of 2014.  Similar to the quarterly results, the increase in net income from the prior year is primarily attributable to an increase in non-interest income, a decrease in provisions for loan losses, and a decrease in provisions for losses on foreclosed assets.   These factors were offset by a decrease

of $470 thousand in net interest income and an increase in salaries and benefits expenses and office operations expenses for the first three quarters of 2015 as compared to the nine months ended September 30, 2014.

Interest income for the nine months ended September 30, 2015 has decreased by $665 thousand due to the same factors that affected our quarterly results.  The total amount of mortgage loan assets held has decreased, primarily due to loan sales and payoffs that have not yet been replaced by loan originations.  We have received less interest income from interest payments on non-collateral dependent troubled debt restructurings.  Finally, we sold more loans during 2014, which allowed us to amortize $40 thousand more in deferred loan fees during the first three quarters of 2014.  Interest income earned on interest-bearing accounts with other institutions decreased solely due to a decline in the yield on those assets related to the transfer of our cash deposits to a different institution.   Our average cash balances have been much higher during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Total interest expense decreased by $195 thousand as compared to the first three quarters of 2014 primarily due to a decrease in the average balance of borrowings from financial institutions from $98.7 million for the nine months ended September 30, 2014 to $92.6 million for the nine months ended September 30, 2015. These borrowings decreased due to regular monthly principal payments on our primary credit facility.  Interest paid on our notes payable has decreased by $81 thousand due to a decrease in the rates paid on the notes (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).

For the nine month period ended September 30, 2015, net interest income decreased by $470 thousand, or 13%, from the nine month period ended September 30, 2014.  Net interest income after provision for loan losses decreased by $53 thousand for the three quarters ended September 30, 2015 over the first nine months of 2014.  As discussed in our quarterly results above, we recorded a $181 thousand credit to our provision for loan losses during the nine months ended September 30, 2015 related to a settlement reached with the title company insuring one of our mortgage loan investments.  We recorded $236 thousand in provisions for loan losses for the the nine months ended September 30, 2014.  However, this decrease in reserves did not fully compensate for the large decrease in net interest income.

We had other income of $642 thousand in the first three quarters of 2015 primarily due to $390 thousand in advisory fees and commissions earned by MP Securities, $53 thousand in late charge income, $126 thousand in servicing fee income, $24 thousand in miscellaneous lending fees, and $49 thousand in gains on loan sales.  MP Securities’ income has increased by $305 thousand as compared to the first nine months of 2014 as we have expanded the services provided by our broker-dealer subsidiary and hired two new investment advisors over the last twelve months. In addition, servicing fee revenue has increased by $51 thousand from the first three quarters of the prior year due to selling $8.5 million in loan participations over the preceding year.  We also recognized $50 thousand in late charges during the first three quarters of 2015 on one loan that paid the late charges that had accrued over several years.  These transactions led to a $440 thousand increase in other income for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Non-interest operating expenses for the nine months ended September 30, 2015 decreased by $270 thousand over the nine month period ended September 30, 2014, a decrease of 7%.  Similar to the quarterly results, this decrease is due to $899 thousand in provisions for losses on foreclosed assets recorded in 2014.  By comparison, we recorded $222 thousand in provisions during 2015.  Also as described in the quarterly results, an increase in personnel and Board-approved raises have led to a $291 thousand increase in salaries and benefits expenses over the prior year.  Office operations expense increased by $117 thousand during the first three quarters of 2015 compared to the first three quarters of 2014.  The main factor in this increase is $62 thousand in fees paid by our wholly owned broker-dealer in conjunction with selling agreements reached with ECCU and another credit union.  These agreements were not in place during the nine months ended September 30, 2014.  Other significant factors include an $8 thousand increase in loan expenses related to servicing our loan portfolio, $17 thousand in additional insurance costs, and $17 thousand in additional human resources fees, related to a one-time service performed by our payroll service provider.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,952	$3	0.09%	$11,349	$12	0.41%
Interest-earning loans [1]	121,792	2,005	6.53%	134,058	2,178	6.45%
Total interest-earning assets	135,744	2,008	5.87%	145,407	2,190	5.97%

Non-interest-earning assets	10,552	--	--%	11,654	--	--%
Total Assets	146,296	2,008	5.45%	157,061	2,190	5.53%

Liabilities:
Public offering notes – Class A	31,210	296	3.77%	39,876	381	3.79%
Public offering notes – Class 1	6,650	54	3.25%	--	--	--%
Special offering notes	3,293	28	3.41%	3,383	34	4.00%
International notes	66	1	3.37%	350	3	3.59%
Subordinated notes	2,863	36	4.95%	5,232	63	4.81%
Secured notes	1,841	16	3.40%	308	3	2.87%
Borrowings from financial institutions	91,756	584	2.53%	97,830	623	2.53%

Total interest-bearing liabilities	$137,679	1,015	2.92%	146,979	1,107	2.99%

Net interest income		993			1,083
Net interest margin [2]			2.69%			2.74%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $135.7 million during the three months ended September 30, 2015, from $145.4 million during the same period in 2014, a decrease of $9.7 million or 6%. The average yield on these assets was 5.87% for the three months ended September 30, 2015 as compared to 5.97% for the three months ended September 30, 2014.  The average yield decrease is due entirely to the yield received on our cash balances and an increase in cash since the prior year.  Our interest earning accounts with other institutions earned only 0.09% during the three months ended September 30, 2015, as compared to 0.41% for the three months ended September 30, 2014.  In order to reduce our concentration of funds at ECCU, we have moved a significant portion of our cash to other institutions where the interest rates are significantly lower.  In addition, average interest-earning accounts, which earn a much lower yield compared to our loan portfolio, represented 10.2% of our average interest-earning assets during the third quarter of 2015.  These accounts represented 7.8% of interest-earning assets during the third quarter of 2014.  The yield on our interest-earning loans increased from the third quarter in the prior year as we have increased the weighted average rate in our portfolio from 6.29% to 6.34%.  We also recognized $17 thousand in additional income compared to the prior year as a result the change in net present value from future estimated cash flows on our troubled debt restructurings.  We expect our average yield to continue to increase over the next several quarters as we use some of our excess cash reserves to increase loan origination activity, particularly to fund construction loans which carry higher than average interest rates.

Average non-interest earning assets decreased from $11.7 million for the three months ended September 30, 2014 to $10.6 million for the quarter ended September 30, 2015.  This decrease reflects the sale of three foreclosed assets since the prior year.    Yield on average assets decreased from 5.53% for the three months ended September 30, 2014 to 5.45% for the three months ended September 30, 2015.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $137.7 million during the three months ended September 30, 2015, from $147.0 million during the same period in 2014. The average rate paid on these liabilities decreased to 2.92% for the three months ended September 30, 2015, from 2.99% for the same period in 2014. This decrease is due primarily to a decrease in the rates paid on our publicly offered debt securities and our special offering notes, as a higher percentage of note balances are now in relatively short-term notes, which carry lower interest rates.  As our Class A notes mature, they are being replaced by our new offering of Class 1 Notes, which also pay lower interest rates.

Net interest income for the three months ended September 30, 2015 was $993 thousand, which was a decrease of $90 thousand, or 8%, for the same period in 2014.  Net interest margin decreased 5 basis points to 2.69% for the quarter ended September 30, 2015, compared to 2.74% for the quarter ended September 30, 2014.

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in Thousands)
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$15,097	$13	0.12%	$8,239	$32	0.51%
Interest-earning loans [1]	123,464	6,098	6.60%	136,639	6,744	6.60%
Total interest-earning assets	138,561	6,111	5.90%	144,878	6,776	6.25%

Non-interest-earning assets	10,850	--	--%	11,901	--	--%
Total Assets	149,411	6,111	5.47%	156,779	6,776	5.78%

Liabilities:
Public offering notes – Class A	35,212	985	3.74%	37,518	1,087	3.88%
Public offering notes – Class 1	4,087	98	3.22%	--	--	--%
Public offering notes – Alpha Class	--	--	--%	41	--	0.63%
Special offering notes	3,380	86	3.39%	4,141	136	4.37%
International notes	175	4	2.98%	388	10	3.51%
Subordinated notes	3,698	129	4.65%	5,067	181	4.77%
Secured notes	1,518	38	3.39%	304	7	2.88%
Borrowings from financial institutions	92,648	1,750	2.53%	98,710	1,864	2.53%

Total interest-bearing liabilities	$140,718	3,090	2.94%	146,171	3,285	3.00%

Net interest income		3,021			3,491
Net interest margin [2]			2.70%			2.98%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets

Average interest-earning assets decreased to $138.6 million during the nine months ended September 30, 2015, from $144.9 million during the same period in 2014, a decrease of $6.3 million or 4%. The average yield on these assets was 5.90% for the nine months ended September 30, 2015 as compared to 6.25% for the nine months ended September 30, 2014.  The average yield decrease is due primarily to three factors.  The first is that our interest earning accounts with other institutions earned only 0.12% during the first nine months of 2015, as compared to 0.51% for the first nine months of 2014.  As previously mentioned, we have moved a significant portion of our cash to other institutions where the interest rates are significantly lower in order to protect against over-concentration of our funds.  Second, average interest-earning accounts, which earn a much lower yield compared to our loan portfolio, comprised 10.9% of our average interest-earning assets during the first three quarters of 2015.  These accounts comprised only 5.7% of interest-earning assets during the first three quarters of 2014.  Third, since September 30, 2014, we have classified several of our restructured loans from non-collateral dependent to collateral dependent.  As a result, we are not recognizing interest on a cash basis for these loans, nor are we amortizing into interest income the change in net present value from future estimated cash flows.  However, as our loan originations in 2015 have raised the weighted average rate paid on our loans receivable to 6.34% from 6.29%, the yield on interest-earning loans has remained at 6.60%. We expect our average yield to increase over the next several quarters as we use some of our excess cash reserves to increase loan origination activity.

Average non-interest earning assets decreased from $11.9 million for the nine months ended September 30, 2014 to $10.9 million at September 30, 2015.  This decrease reflects the sale of three foreclosed assets during 2015.    Yield on average assets decreased from 5.78% for the nine months ended September 30, 2014 to 5.47% for the nine months ended September 30, 2015.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $140.7 million during the nine months ended September 30, 2015, from $146.2 million during the same period in 2014. The average rate paid on these liabilities decreased to 2.94% for the first half of 2015, from 3.00% for the same period in 2014.  This decrease is due primarily to a decrease in the rates paid on our publicly offered debt securities and our special offering notes, as a higher percentage of note balances are now in relatively short-term notes, which carry lower interest rates.  As our Class A notes mature, they are being replaced by our new offering of Class 1 Notes, which pay lower interest rates.  The rates on our special offering notes have decreased from 4.37% to 3.39% as federal interest rates remain low.

Net interest income for the nine months ended September 30, 2015, was $3.0 million, which was a decrease of $470 thousand, or 13%, for the same period in 2014.  Net interest margin decreased 289 basis points to 2.70% for the three quarters ended September 30, 2015, compared to 2.98% for the three quarters ended September 30, 2014.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$2	$(11)	$(9)
Total loans	(203)	30	(173)
	(201)	19	(182)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(83)	(2)	(85)
Public offering notes – Class 1	54	--	54
Special offering notes	(1)	(5)	(6)
International notes	(2)	--	(2)
Subordinated notes	(29)	2	(27)
Secured notes	13	--	13
Other	(39)	--	(39)
	(87)	(5)	(92)
Change in net interest income	$(114)	$24	$(90)

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$16	$(35)	$(19)
Total loans	(646)	--	(646)
	(630)	(35)	(665)

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(65)	(37)	(102)
Public offering notes – Class 1	98	--	98
Special offering notes	(22)	(28)	(50)
International notes	(5)	(1)	(6)
Subordinated notes	(48)	(4)	(52)
Secured notes	31	--	31
Other	(114)	--	(114)
	(125)	(70)	(195)
Change in net interest income	$(505)	$35	$(470)

Financial Condition

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

			Comparison
	2015	2014	$ Difference	% Difference
	(Unaudited)	(Audited)
Assets:
Cash	$16,611	$17,251	$(640)	(4%)
Loans receivable, net of allowance for loan losses of $2,111 and $2,454 as of September 30, 2015 and December 31, 2014, respectively	125,171	131,586	(6,415)	(5%)
Accrued interest receivable	558	562	(4)	(1%)
Property and equipment, net	65	87	(22)	(25%)
Debt issuance costs, net	136	112	24	21%
Foreclosed assets, net	3,254	3,931	(677)	(17%)
Other assets	449	366	83	23%
Total assets	$146,244	$153,895	$(7,651)	(5%)
Liabilities and members’ equity
Liabilities:
Borrowings from financial institutions	$91,155	$93,880	$(2,725)	(3%)
Notes payable	46,536	49,914	(3,378)	(7%)
Accrued interest payable	6	19	(13)	(68%)
Other liabilities	568	2,132	(1,564)	(73%)
Total liabilities	138,265	145,945	(7,680)	(5%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(5,245)	(5,274)	29	(1%)
Total members' equity	7,979	7,950	29	0%
Total liabilities and members' equity	$146,244	$153,895	$(7,651)	(5%)

General.  Total assets decreased by $7.7 million, or 5%, between December 31, 2014 and September 30, 2015.  This decrease was primarily due to a decrease in loans receivable.

During the nine month period ended September 30, 2015, gross loans receivable decreased by $6.7 million, or 5%.  This decrease is due to the payoff of $10.5 million of loans, including $7.6 million in the third quarter, $6.0 million in loan sales, and $3.0 in regular principal paydowns.  This was offset by $12.9 million in loan originations during the period. We expect loan originations to increase in the fourth quarter of 2015.  We have also increased our origination of construction loans, which generally have draw periods of approximately twelve months.  We currently have $5.4 million in unfunded construction loan commitments that we expect to fund over the next year.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while four loans that represent less than 0.1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.34% at September 30, 2015 and 6.28% at December 31, 2014.

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

Some non-accrual loans are considered collateral dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had eight nonaccrual loans as of September 30, 2015 and December 31, 2014.  During the third quarter, ECCU reached a settlement with the title company that insured a loan in which we  held a participation interest totaling $751 thousand. Our portion of the settlement totaled $648 thousand, which allowed us to record a credit for loan losses of $190 thousand, as we had $293 thousand in reserves on the loan participation interest we held in the mortgage loan.  We charged off the remaining $103 thousand of reserves.  ECCU continues to work on a settlement with the lead contractor who holds a mechanic’s lien on the property.

We restructured one loan in September 2015 as we delayed the due dates of payments for a borrower experiencing financial difficulties.  We did not decrease the interest rate or add accrued interest to this loan, although we may explore those options in the future.  In addition, we reclassified two loans totaling $1.4 million from non-collateral dependent to collateral dependent.

Since June 2011, the Company has acquired 11 properties through foreclosure proceedings or by entering into deed in lieu of foreclosure agreements with our borrowers. We have subsequently sold seven of these properties and we currently own or hold a partial interest in four foreclosed assets.  We sold three of these assets in the third quarter of 2015.  We recorded $198 thousand in provisions for losses on foreclosed assets during the quarter.  However, these were offset by $132 thousand in gains on the sales of two other properties we held.

We have experienced $3.1 million in total charge-offs since June 2011.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	September 30, 2015	December 31, 2014

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$--	$751
Troubled Debt Restructures[2]	7,616	6,689
Total Collateral Dependent Loans	7,616	7,440

Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Troubled Debt Restructures	4,287	4,546
Total Non-Collateral Dependent Loans	4,287	4,546

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	11,903	11,986
Foreclosed Assets[3]	3,254	3,931
Total Non-performing Assets	$15,157	$15,917

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

[2] Includes $2.4 million of restructured loans that were over 90 days delinquent as of September 30, 2015 and $1.1 million of restructured loans that were over 90 days delinquent as of December 31, 2014.

[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At September 30, 2015 and December 31, 2014, we had eight restructured loans that were on non-accrual status.  Three of these loans were over 90 days delinquent.  In addition, we had one restructured loan that has performed according to terms for over a year and is on accrual status.  As of December 31, 2014, we had seven foreclosed properties valued at $3.9 million, net of a $2.5 million total valuation allowance against the properties.  As of September 30, 2015, we had four foreclosed properties valued at $3.3 million, net of a $1.5 million total valuation allowance against the properties. No new foreclosure proceedings have been initiated on any properties we own since December 31, 2014.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At September 30, 2015 and December 31, 2014, the allowance for loan losses was $2.1 and $2.4 million, respectively.  This represented 1.7%  and 1.8% of our gross loans receivable at September 30, 2015 and December 31, 2014, respectively.

	Allowance for Loan Losses
	as of and for the

	Nine months ended		Year ended
	September 30		December 31,
	2015	2014	2014
Balances:	($ in thousands)
Average total loans outstanding during period	$133,211	$147,143	$145,002
Total loans outstanding at end of the period	$128,750	$137,579	$135,401
Allowance for loan losses:
Balance at the beginning of period	$2,454	$2,856	$2,856
Provision (credit) charged to expense	(181)	236	252
Charge-offs
Wholly-Owned First	40	53	584
Wholly-Owned Junior	--	--	--
Participation First	103	531	54
Participation Junior	--	--	--
Total	143	584	638
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs	143	584	638
Accretion of allowance related to restructured loans	19	21	16

Balance	$2,111	$2,487	$2,454

Ratios:
Net loan charge-offs to average total loans	0.11%	0.40%	0.44%
Provision for loan losses to average total loans[1]	(0.14)%	0.16%	0.17%
Allowance for loan losses to total loans at the end of the period	1.64%	1.81%	1.81%
Allowance for loan losses to non-performing loans	17.74%	17.56%	20.47%
Net loan charge-offs to allowance for loan losses at the end of the period	6.77%	23.48%	26.00%
Net loan charge-offs to provision for loan losses[1]	(79.01)%	247.46%	253%

1 Provisions for loan losses were negative during the nine months ended September 30, 2015 due to a $190 thousand reversal of specific reserves related to the payoff of a non-performing loan.

Borrowings from Financial Institutions.  At September 30, 2015, we had $91.2 million in borrowings from financial institutions.  This is a decrease of $2.7 million from December 31, 2014.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension.

Notes Payable.  Our investor notes payable consist of debt securities sold under a registered national offering as well as notes sold in private placements.  These investor notes had a balance of $46.5 million at September 30, 2015, which was a decrease of $3.4 million from December 31, 2014.  In January, 2015, we began offering Class 1 Notes, which replace our Class A Notes offering.  We also began offering a new series of Secured Notes.  These offerings, as well as our pre-existing offerings, are being marketed and sold by MP Securities, our wholly-owned broker-dealer.  MP Securities has hired two new salespeople over the last twelve months to assist in selling our notes as well as other investment products.

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

Members’ Equity.  Total members’ equity was $8.0 million at September 30, 2015, which represents an increase of $29 thousand from December 31, 2014.  This increase comprises $121 thousand in net income for the nine months ended September 30, 2015, $89 thousand of dividends related to our Series A Preferred Units, which require quarterly dividend payments, and $3 thousand in accrued payments to our equity holders.  We are required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders. We did not repurchase or sell any ownership units during the three months ended September 30, 2015.

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

Until September 2015, we  held a 64.8% loan participation interest in a $4.17 million church mortgage loan that was the subject of a mortgage foreclosure action filed by ECCU, which acted as the lead lender, originator and servicer of the loan.  Because we held a loan participation interest in the church parcel that is the subject of the foreclosure proceedings, we have carefully monitored the value of the church facility which serves as collateral for the ECCU mortgage loan.  We also held a 64.8% partial REO interest in four other properties which were the subject of separate foreclosure actions filed by ECCU against the church.  We have taken $292.6 thousand in provisions for loan losses against the primary church parcel that is the subject of the foreclosure proceedings and have taken an additional $1.0 million in provisions for losses against four partially owned REO properties we hold that were successfully foreclosed upon by ECCU.

In July 2015, ECCU sold three of the properties held as foreclosed assets.  Due to a decrease in the offer made before the sale, we recorded a $160 thousand provision for losses on one of the properties.  We recognized no gain or loss on the sale of this property, and charged off $698 thousand in valuation allowances recorded against the property. On the other two properties, we recorded total gains on sale of $132 thousand and charged off $417 thousand in valuation allowances previously recorded against those properties.  We currently hold an interest in the one remaining property, which ECCU is attempting to sell.  We have $155 thousand in valuation allowances recorded against this property, including $39 thousand recorded in September 2015.  Our carrying value in this property is $39 thousand.

In September 2015, ECCU reached a settlement agreement with the title insurance company insuring their claim to title of the property securing the loan due to our holding a 64.8% participation interest in this $4.17 million church mortgage loan.  ECCU received $1.0 million from this agreement and remitted $648 thousand to us as our portion of the settlement.  Our investment in the mortgage loan totaled $458 thousand, which was net of a $293 thousand in specific allowances.  We recorded a credit to our provision for loan losses of $190 thousand related to the settlement and charged off the remaining $103 thousand in specific reserves.  ECCU is conducting negotiations with the contractor that holds a mechanics lien on the property that was the subject of foreclosure proceedings initiated by

ECCU.  Any funds received from an agreement reached by ECCU with the contractor would be considered income to us.

Liquidity and Capital Resources

September 30, 2015 vs. September 30, 2014

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. We follow a liquidity policy that has been approved by our Board of Managers.  The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum.  Our liquidity ratio was above the minimum at September 30, 2015. Also as part of the policy, we review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1 Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, and we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

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

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the nine months ended September 30, 2015, our investors renewed their debt securities investments at a 56%  rate, which represented an increase from the 47% renewal rate over the nine months ended September 30, 2014.  While the renewal rate has remained at an acceptable level, MP Securities has not sold as many notes as planned. MP Securities has hired two new salespeople in 2015, and we anticipate that sales of our Class 1, special, subordinated, and secured notes will increase over the next year.

The net decrease in cash during the nine months ended September 30, 2015 was $640 thousand, as compared to a net increase of $5.9 million for the nine months ended September 30, 2014, a decrease in cash provided of $6.5 million. Net cash used by operating activities totaled $1.8 million for the nine months ended September 30, 2015, as compared to net cash provided by operating activities of $113 thousand for the same period in 2014. This increase in net cash used by operating activities is attributable primarily to the paydown of other liabilities during the first quarter of 2015.

Net cash used in investing activities totaled $7.5 million during the nine months ended September 30, 2015, as compared to $9.7 million used during the nine months ended September 30, 2014, a decrease in cash used of $2.2 million. This decrease is related to a $2.9 million increase in cash used for loan originations.

Net cash used by financing activities totaled $6.3 million for the nine month period ended September 30, 2015, an increase in cash used of $2.4 million from $3.9 million used in financing activities during the nine months ended September 30, 2014. This difference is primarily attributable to an increase in paydowns of our notes payable. We paid a net of $3.4 million in principal on our notes payable during the first three quarters of 2015 as compared to $1.4 million in cash provided by note sales during the first three quarters of 2014.

At September 30, 2015, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $16.6 million, a decrease of $640 thousand from $17.3 million at December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2015.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred in the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of the nine month period ended September 30, 2015, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows other than those discussed in Part I. Item 2. “Potential Recoveries of Reserves Established for Loan Losses.”

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the nine month periods ended September 30, 2015 and 2014; (ii) Consolidated Balance Sheets as of September 30, 2015 and  December 31, 2014; (iii) Consolidated  Statements of Cash Flows for the three months ended September 30, 2015 and 2014; and (iv) Notes to Consolidated Financial Statements.

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

Dated: November 13, 2015

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ James H. Overholt
James H. Overholt,
Chief Executive Officer