Form 10-K
period 2015-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2016-03-30
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑No ☐.

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

As of December 31, 2008 (the last date any sale or exchange was made of our Class A common units), the aggregate market value of the registrant’s Class A common units held by non‑affiliates was $1,809,572.   The registrant has sold no Class A common units within the past sixty days and there is no public market value for the registrant’s Class A common units.  The number of Class A common units outstanding, as of March 30, 2016, was 146,522.

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

MINISTRY PARTNERS ®, MINISTRY PARTNERS INVESTMENT COMPANY, LLC JOY IN INVESTING ®, the MINISTRY PARTNERS logo and design of a flower with two shaded leaves ® and MINISTRY PARTNERS SECURITIES ® are all trademarks or service marks owned by Ministry Partners Investment Company, LLC and registered with the U.S. Patent and Trademark Office.

PART I

Item 1.   BUSINESS

Our Company

We are a privately owned California limited liability company with 12 equity owners, 11 of whom are federal or state chartered credit unions and one of whom is the Asset Management Assistance Center of the National Credit Union Administration (“we”, “us”, “our” or the “Company”). We exist to help make evangelical ministries more effective by providing ministries with Biblically-based, value-driven financial services and by providing funding services to the credit unions who serve those ministries. We do this by investing in mortgage loans made to churches and ministries. These loans are typically originated by us and secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church-related organizations such as Christian schools and ministries.  When the Company was formed, substantially all of the mortgage loans in our loan portfolio were purchased from our largest equity investor, the Evangelical Christian Credit Union of Brea,

California (“ECCU”), and ECCU acted as our underwriter and primary servicer for a significant portion of those loans.

In 2010, we developed the capability to originate and service loans ourselves.  Since that time, we have increased the proportion of our portfolio that is originated and serviced by us.  As of December 31, 2015, we owned a total of 145 mortgage loans and two unsecured loans, with an recorded balance of $136.4 million.  As of the date of this Report, we service 135 of these loans.  The average loan balance for our loan investments is $928 thousand and our loans have a weighted average life to maturity period of 6.4 years at December 31, 2015.  Substantially all of our business operations currently are conducted in California and, while we have more loan investments in California than in any other state, we own loan interests in 33 different states.

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

To finance our mortgage loan investments, we obtain funds from the sale of our debt securities. We also obtain funds from lines of credit provided by various financial institutions and, from time to time, sell participation interests in our mortgage loan investments to generate additional funds. We market our debt securities primarily to investors who are in or associated with the Christian community, including individuals, ministries and other organizations and associations.  As a CUSO, we invest in and originate loans made to evangelical churches and ministry organizations, sell loan participation interests and offer complimentary securities products to our credit union members.

In 2007, we created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by us for subsequent securitization.  Because of the collapse of the mortgage‑backed securities market and severe credit crisis that adversely impacted global financial markets in the latter part of 2008, we did not securitize any of the mortgage loans that MPF purchased.  We closed down the active operations of MPF effective December 31, 2009 but we have maintained MPF’s existence as a Delaware limited liability company to offer, manage, hold assets, sell debt securities and participate in debt financing transactions.  On January 15, 2015, we modified the operating agreement of MPF to authorize MPF to serve as the custodian of the pledged assets held for investors in our Secured Investment Notes offering pursuant to the terms and conditions of a Loan and Security Agreement entered into by and between the Company and MPF dated December 31, 2014.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. Effective as of July 14, 2010, MP Securities was qualified to transact business in the State of California.  On March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  Since 2011, MP Securities has received approval to act as a Resident Insurance Producer d/b/a Ministry Partners Insurance Agency on a fully disclosed basis with a clearing firm and to provide registered investment advisory services.  MP Securities also acts as the selling agent for our various note offerings in addition to offering a broad scope of investment services.

We are a California limited liability company and our principal executive offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720 and our website address is www.ministrypartners.org.

Our Business

We are a non-bank financial services company that conducts business on a national scope.  We were organized as a CUSO for the specific purpose of assisting evangelical Christian churches and organizations by providing financing for the acquisition, development and/or renovation of churches or church-related properties, and provide Christian investors the opportunity to participate in funding those projects.  As a CUSO, we perform these services for the benefit of our credit union equity members.

The religious loan market segment has grown dramatically over the years since our inception and both the size of the loans and the number of qualified borrowers in this sector has steadily increased. Prior to the 2008 global financial crisis that adversely affected real estate values in certain regions of the United States, the size of the church and ministry mortgage financing market in the United States was estimated to range between $20 billion and $40 billion annually.  While post-crisis estimates of the size of this market have been difficult to obtain, we believe that the demand for ministry loans originated and serviced by niche lenders to churches and ministries will continue to exceed available lending and financing sources for this sector. We base our belief on our past experience with making loans to this market segment and on information we have obtained through contact with sources in the industry.  We believe that the availability of lenders serving this market has been somewhat unpredictable as larger financial institutions expand, contract or vacate this niche market during periods of expansion or contraction.  As a financial services company that has specialized in assisting these organizations since we commenced operations in 1991, we believe that the lack of predictable financing sources for evangelical Christian churches and organizations presents us with a significant opportunity.  In addition, we believe that lenders that are active in the market for church loans appear to have tightened their credit standards.  As a result of improved market conditions, we have seen that the secondary market for church and ministry loans, including the sale of loan participation interests in mortgage loan investments we underwrite and originate, presents us with significant business opportunities.  We have begun to take advantage of those opportunities by selling participations in loans to credit unions, other CUSOs, foundations, and banks.

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

Our general practice in past years has been to fund loan acquisitions and originations with borrowings under our credit facilities. We then repay borrowings on our credit facilities with proceeds from the sale of investor notes, mortgage loan prepayments and repayments, and from our operating income. Our ability to access capital to repay borrowings under our credit facilities is subject to variability based upon a number of factors, including volatility in the capital markets, our ability to demonstrate consistent earnings, regulatory constraints and limitations, the relative interest rates that we are prepared to pay for our investor debt obligations, the ability of our borrowers to access capital to repay or prepay their obligations to us, and our ability to sell our mortgage loan assets. Any occurrence that disrupts our ability to access capital from these sources may have a material adverse effect on our ability to grow our business, meet our commitments, and make distributions or payments to our equity owners and debt securities investors.

As we have undergone a transition from relying on financing from credit institutions to fund our mortgage loans, we have diversified our financing sources. In recent years we have primarily relied on sales of our debt securities to new investors, the purchase of our debt securities by repeat investors and sales of participation interests in our mortgage loans to fund a substantial portion of our loan investments.  Our ability to originate and fund new loans is dependent on the sale of our investor notes to institutional and high net-worth investors collateralized by specific mortgage loans, expanded efforts to generate capital and leverage our mortgage loan investments through the sale of loan participation interests to other financial institutions, expanding the sale of our debt securities through the efforts of our wholly-owned broker-dealer firm, MP Securities, and increasing the amount of other income generated by both MP Securities and by our loan servicing department.

Our net earnings are generated from:

•	interest income earned on our mortgage loan investments;

•	fee income generated from originating and servicing mortgage loans;

•	gains realized on the sale of loans and loan participation interests to financial institutions;

•	successful efforts to manage, liquidate or sell real estate assets and maximize loan recoveries on delinquent loans in our loan portfolio;

•	fee income generated from the sale of securities and investment products by our wholly-owned broker-dealer firm; and

•	fees received by our registered investment advisor for managing financial assets.

During 2015, we (i) originated fewer loans during the first nine months of the year than we anticipated while maintaining the level of our note balances, causing our net interest margin to decrease to 2.64%; (ii) funded $14.3 million in church loans in the fourth quarter, re-establishing our loans receivable at a level that will improve our net interest margin in 2016; (iii) recovered  $524 thousand in loan loss provisions related to a settlement with a title insurance company reached on an impaired loan in which we held a 64.8% participation interest and the reclassification of another impaired loan; (iv) utilized the network selling agreements reached in 2014 with ECCU and America’s Christian Credit Union to grow our client base and substantially increase revenues generated by our wholly-owned, broker-dealer subsidiary, MP Securities; (v) increased other income by 148% through the sale of loan participations, the servicing of loans for other credit unions and CUSOs, and commissions and fee income generated by MP Securities; (vi) sold three of our foreclosed assets, wrote off another one, and entered into preliminary agreements to dispose of our remaining three real estate properties in 2016; (vii) appointed a new President and Chief Executive Officer, Joseph Turner, formerly the President of MP Securities after our previous President and Chief Executive Officer, James Overholt, retired; and (viii) continued to implement a strategy designed to diversify our revenue sources through the hiring of experienced staff that will allow us to pursue expansion of services and investment products that our wholly-owned affiliate, MP Securities, will be able to offer.

Our net income of $357 thousand for 2015 primarily results from recoveries of previously taken provisions for loan losses and gains related to the disposal of some of our foreclosed assets.  We recovered $190 thousand in loan loss provisions related to a settlement reached by ECCU on an impaired loan in which we owned a 64.8% participation interest.  We recovered $400 thousand in provisions on an impaired loan that was reclassified from collateral-dependent to non-collateral-dependent.  We also recognized $132 thousand in gains on the sale of foreclosed assets and recovered a net of $11 thousand in provisions for losses on foreclosed assets based on expected selling prices of these assets.

These gains offset a reduction in interest income for the year.  Due to liquidity issues in 2014, we delayed many of our planned loan originations until the last quarter of 2015.  While our loans receivable balance at December 31, 2015 is higher than at December 31, 2014, the average loan balance throughout 2015 was significantly lower than in 2014.  In addition, we maintained much higher cash balances throughout the year, which bear low interest rates.  Our yield on interest-earning loans increased slightly and our blended rates paid on our borrowings decreased, so we anticipate that the decline in our net interest income in 2015 and net interest margin is temporary.  We expect net interest margin to increase in 2016 as our loan originations increase.  We were able to mitigate some of the decrease in our net interest income by increasing our other income through commissions and fees received by our broker-dealer subsidiary and by continuing to grow our servicing portfolio and selling more loan participations. Our business plan for 2016 and beyond involves emphasizing the continuing growth of these lines of business. Finally, we sold several of our foreclosed assets in 2015 while recovering some reserves previously taken.  As of the date of this Report, we hold one real estate asset and we have written the value of this investment down to zero.

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

As a result of our increased focus on originating our own loans, we have originated $86.3 million in loans from 2013 through 2015, as compared to $19.1 million from 2010 through 2012.  As a result of our efforts to expand underwriting, servicing and loan administration services starting in 2010, the Company now has the capacity, capability and underwriting experience to originate substantially all of our mortgage loan investments.

Servicing

ECCU has been making mortgage loans for ministry related projects for over 40 years.  Based upon ECCU’s experience in underwriting and servicing church and ministry related mortgage loans, we have entered into a servicing agreement with ECCU for some of our mortgage loan investments.  As of December 31, 2015, ECCU was servicing 10 loans for us, totaling approximately $12.8 million in loan principal outstanding.  As of December 31, 2014, ECCU was servicing 18 loans for us totaling $26.6 million in loan principal outstanding.  As of December 31, 2015, we also own approximately $1.8 million in mortgage loan investments which are being serviced by America’s Christian Credit Union, a Glendora, California based credit union (“ACCU”).

Our core processing system along with our loan administration personnel give us the capability to service loans for ourselves and other institutions.  As of December 31, 2015, we were servicing 135 loans out of a total of 147 loans in our portfolio, totaling approximately $105.9 million in loan principal outstanding, net of participations sold.  These loans totaled approximately $151.5 million in gross loan principal balance outstanding at December 31, 2015.  By originating our own loans and servicing our own portfolio, we have reduced total servicing costs while earning additional lending and servicing fees.

Our servicing capability also represents the operational foundation of our loan participation strategy, which will enable us to produce recurring servicing revenue from loan participations sold. We sold participations in eight loans during the year ended December 31, 2015, which resulted in $49 thousand in gains on loan sales as well as an increase of $59 thousand in servicing fee income.  Our technology platform enables us to process, record, transmit and account for all financial and operational data for the benefit of other credit unions, finance lenders, churches, financial institutions and investors. With these additional capabilities, we believe we will be able to continue to expand our loan servicing capabilities.

Types of Loans

We invest primarily in mortgage loans secured by liens on churches, church-related and/or ministry related properties.  Generally, our loans are secured by first mortgage liens, but we may invest in loans secured by second liens or which are guaranteed junior secured obligations, or in unsecured loans, if such loans meet our loan criteria.

Permanent Loans

We acquire or originate mortgage loans that may have an adjustable interest rate or fixed rate.  The term for a mortgage loan may not exceed 30 years and the maximum loan to value ratio may not exceed 90% without approval from our Board of Managers. The maximum combined loan to value ratio for all loans in our portfolio secured by real property is 80%. Our standard loan investments have ten year maturities with a rate adjustment after five years.

Construction Loans

Construction loans may be made to finance the construction or restoration of facilities for schools, worship facilities or ministry related purposes.  These loans normally will have a final maturity that will not exceed five years, with a construction draw period that will not exceed 12 months.  In most instances, construction loans are interest-only on the outstanding balance drawn for construction.  Under our Church and Ministry Loan Policy, the maximum loan to value ratio for a construction loan is 75% of the completed value of the collateral.  As of December 31, 2015, we had $1.9 million of construction loans outstanding and $5.1 million in unfunded construction loan commitments.

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

Due to our enhanced ability to originate and service our own loans, our investment in loan participations has been significantly reduced.  As of December 31, 2015, approximately $12.4 million, or 9% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions, including ECCU.  For the year ended December 31, 2014, approximately $23.3 million, or 17% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions.

Line of Credit

We may make line of credit arrangements available to borrowers to meet their temporary working capital needs.  The term of such arrangements typically will not exceed one year and will provide for minimum interest payments during the term of the loan.  For loans made to members of credit unions that are secured by real property, accounts receivable, and/or inventory, the maximum loan to value ratio is 90% based upon the current value of the collateral.  As of December 31, 2015, we had $155 thousand in unfunded line of credit commitments as compared to $575 thousand in unfunded line of credit commitments at December 31, 2014.

Letters of Credit

Under our Church and Ministry Loan Policy, we are authorized to issue letters of credit granting the person named in the letter the right to demand payment from us for up to a specified amount provided the conditions set out in the letter are met.  We require that a letter of credit be fully secured by funds on deposit or restricted funds on a line of credit with a draw period on the line of credit that meets or exceeds the draw period on the letter of credit.  As of December 31, 2015, we had $1.1 million in outstanding letter of credit commitments compared to $1.4 million as of December 31, 2014.

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

Our managers establish our loan policies and review them periodically and, from time to time, have authorized designated loan officers and our President to make loans within certain limits established by our managers.  Our managers adopted a Church and Ministry Loan Policy to support our expanded levels of acquisition and origination of loans and also appointed a Credit Review Committee to review and carry out our loan policy.  The Credit Review Committee may approve loans up to 25% of our tangible net worth or 5% of our aggregate loan portfolio, whichever is less.  For loans exceeding the threshold, our managers have established a Loan Committee that reviews our loans and loan requests which exceed certain prescribed limits under our loan policies.   Upon approval, we issue a written loan commitment to the applicant that specifies the material terms of the loan.  Any loan exceeding 50% of our tangible net worth, or 7% of our total loan portfolio, whichever is less, must be recommended by the Credit Review Committee and approved by the Board of Managers prior to funding.  For any loan participation interest we acquire, the aggregate amount of such interest may not exceed 15% of our total net worth.

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

•

Loan Limits.  The aggregate total of all construction loans or loans secured by junior liens on real property may not exceed 200% of our tangible net worth.  The maximum aggregate amount of any loan or loans made to one borrower (or to related entities) may not exceed 25% of our tangible net worth or 5% of our aggregate loan portfolio, whichever is less, at the time the loan is funded or acquired.  The maximum aggregate amount of unsecured loans made to any one borrower may not exceed 10% of our tangible net worth at the time the loan is funded or acquired.  For any loan that exceeds 25% of our tangible net worth or 5% of our loan portfolio, whichever is less, the loan must be approved by our Loan Committee prior to funding.

Subject to the foregoing discussion, the following tables demonstrate and confirm our compliance with these loan limit policies:

AGGREGATE CONCENTRATION LIMITS
(dollars in thousands)
	Policy	Year Ended			Year Ended
	Limit	December 31, 2015			December 31, 2014

	% of Tangible Net Worth (TNW)	Number of Loans	Unpaid Balance	% of TNW	Number of Loans	Unpaid Balance	% of TNW
Construction Loans	200%	3	$1,930	23.7%	1	$261	3.3%
Junior Liens	200%	9	8,137	99.7%	11	8,166	102.7%
Unsecured Loans	100%	2	126	1.5%	5	158	2.0%

SINGLE BORROWER CONCENTRATION LIMITS
(dollars in thousands)
	Policy	Year Ended			Year Ended
	Limit	December 31, 2015			December 31, 2014

	% of Tangible Net Worth (TNW)	Number of Loans Over Limit	Unpaid Balance	% of Portfolio	Number of Loans Over Limit	Unpaid Balance	% of Portfolio
Unsecured Loans to One Borrower	10%	--	$126	0.1%	--	$158	0.1%
Loans to One Borrower	25%	22	59,016	43.3%	22	56,148	41.5%

LARGEST SINGLE BORROWER EXPOSURES
(dollars in thousands)
	Policy	Year Ended		Year Ended
	Limit	December 31, 2015		December 31, 2014

	% of Tangible Net Worth (TNW)	Aggregate Unpaid Balance	% of TNW	Aggregate Unpaid Balance	% of TNW
Largest Real Estate Secured Loan	25%	$4,938	60.5%	$5,016	63.1%
Largest Unsecured Loan	10%	126	1.5%	76	1.0%
Largest Single Borrower	25%	4,938	60.5%	5,016	63.1%

As of December 31, 2015 and 2014, respectively, we were in compliance with our policy on aggregate concentration limits for construction loans, junior liens and unsecured loans, as well as our policy limit for unsecured loans to one borrower. Our portfolio included 22 loans at December 31, 2015 and 2014 that exceeded our policy limits for loans made to one borrower.  All of the aforementioned loans exceeding policy limits were originated or purchased in compliance with our policy, which allows our managers or the Company’s Loan Committee to approve certain exceptions.

Of the 22 loans that were out of compliance at December 31, 2015, 12 were approved as exceptions by our Board of Managers or our Loan Committee.  The remaining 10 loans migrated out of compliance solely due to a decline in our tangible net worth since the loans were purchased or originated, which is primarily due to increased provisions for loan losses and losses taken on our foreclosed assets.  We believe the risk presented by these 10 loans that have migrated out of compliance with our policy on limiting loans to a single borrower which exceed 25% of our tangible net worth will be mitigated by focusing on efforts to successfully manage the impaired loans in our portfolio.  Our lending team is also focusing on originating smaller loans and plans to continue to do so in the future.  The average outstanding balance of loans receivable in our portfolio decreased from $1.1 million at December 31, 2013 to $967 thousand at December 31, 2014 and further declined to $928 thousand at December 31, 2015.  We have also used loan participation sales to reduce the risk of originating relatively large loans and have sought to include credit unions located in the borrower’s local community to serve as the credit union of record which holds at least a 10% interest in the loan.

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

Our cash and loan investments as of December 31, 2015 and 2014 are set forth below:

	December 31,
	(dollars in thousands)
	2015	2014
Assets:
Cash	$11,645	$17,251
Loans receivable, net of allowance for loan losses of $1,785 and $2,454 as of December 31, 2013 and 2012, respectively	132,932	131,586
Accrued interest receivable	545	562

Set forth below are the amounts we invested in each loan category for the years ended December 31, 2015 and 2014, respectively:

	Year Ended December 31, (dollars in thousands)
	2015		2014
Loans to evangelical churches and related organizations	Amount	% of Portfolio	Amount	% of Portfolio
Real estate secured	$134,320	98.5%	$134,982	99.7%
Construction	1,930	1.4%	261	0.2%
Unsecured	126	0.1%	158	0.1%

Total	$136,376	100.0%	$135,401	100.0%

At December 31, 2015, we had no loans that are considered individually material (10% of net assets or greater) to our financial operations.

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

Please see the discussion under Item 7. “Management Discussion and Analysis of Financial Condition −  Results of Operations” for information regarding our historical interest costs,

interest income and yields realized on our mortgage loan investments for the years ended December 31, 2015 and 2014.

Loan Maturities

The following table sets forth the future maturities of our gross mortgage loan portfolio at December 31, 2015:

	Dollar Amount of Mortgage Loans
	Maturing During Year (in thousands)
Mortgage Loan Portfolio at:	2016	2017	2018	2019	2020	After 2020	Total
December 31, 2015	$24,581	$20,868	$18,440	$10,742	$7,708	$54,037	$136,376

Included in the table above are 105 adjustable rate loans.  These loans, totaling approximately $90.8 million, are due in 2021 or later.  All adjustable rate loans have one rate adjustment after five years.

Diversification of our Loan Portfolio

The following table sets forth, as of December 31, 2015 and 2014, each state in which: (i) the unpaid balance of our mortgage loans was 10% or more of the total unpaid balance of our loan portfolio; and (ii) the number of our loans was 10% or more of our total loans:

	California
	(dollars in thousands)
	2015	2014

Unpaid Balance of Loans	$26,601	$32,257
Percent of Total Loans	19.51%	23.82%

Number of Loans	36	36
Percent of Total Loans	24.49%	25.71%

	Maryland
	(dollars in thousands)
	2015	2014

Unpaid Balance of Loans	$17,002	$8,503
Percent of Total Loans	12.47%	6.28%

Number of Loans	10	7
Percent of Total Loans	6.80%	5.00%

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

During 2015, we entered into loan participation agreements to sell $6.0 million of loan participations to several credit unions.    During 2014, we entered into loan participation agreements to sell $13.1 million of loan participations to several credit unions.

Performance and Monitoring of our Loan Portfolio

As of December 31, 2015, 10 of our 147 mortgage loan investments are serviced by ECCU and subject to ECCU’s collection policies.  Under the terms of our servicing agreement with ECCU, we monitor each mortgage loan or participation interest we acquire to ensure full payments are received as scheduled.  We also receive monthly reports from ECCU regarding our mortgage loan investments, including delinquent loan status reports.  For the loans that we service, we monitor payment receipts and delinquency.  We produce status reports on these loans similar to those which we receive from ECCU.  These status reports are included in monthly and quarterly reports management prepares for our Board of Managers.

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

We "charge off" or "write off" a loan against our allowance or reserve for loan losses when we believe the uncollectability of the loan balance is confirmed. In most cases, this directly correlates to the completion of foreclosure proceedings on the collateral.  In 2014, we recorded $544 thousand in charge-offs against three impaired loans.  In 2015, we recorded $103 thousand in charge-offs against one impaired loan. We also recorded a partial charge-off against one impaired loan of $40 thousand in both 2014 and 2015 when we wrote down the principal balance of that loan as part of an agreement with the borrower.

Delinquent Loans

When the U.S. encounters adverse economic conditions, credit contractions and declining real estate values, churches are often materially impacted by high unemployment rates, foreclosures on homes owned by their members, collapsing real estate values and diminished net worth of their congregations and members.  Contributions to churches and ministries are especially sensitive to these economic trends.

We report a mortgage loan as delinquent if it is 90 days or more in arrears. At December 31, 2015, 0.78% of our portfolio was delinquent.  At December 31, 2014, 1.35% of our loan portfolio was delinquent.  We have adopted a proactive approach in responding to delinquencies in our loan portfolio. For loans which we act as the lead lender, we make direct contact with the borrower within ten (10) days of an initial late payment. If the situation progresses to 30 days or more, we follow up with an onsite visit to discuss the borrower’s circumstances and how the borrower can bring the loan current.

In the event that an acceptable workout of a delinquent mortgage cannot be reached, we, or ECCU for any loans it services for us, will generally proceed with a foreclosure proceeding on any collateral securing the loan.  At December 31, 2015, we did not have any loan investments in which we or the lead lender in the loan was pursuing foreclosure.  Since inception, we have had eight mortgage loan investment losses that resulted in charge-offs, one of which occurred during the year ended December 31, 2015.  For the year ended December 31, 2015, the performance of the mortgage loans we hold has substantially improved.

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

The following is a summary of our non-performing mortgage loans at December 31, 2015, and 2014, respectively (dollars in thousands):

	2015		2014

Non-accrual loans	$8,779	(1)	$8,805	(2)
Loans 90 days or more past due and still accruing	--		--
Restructured loans on accrual status	3,113		3,181
Total non-performing loans	$11,892		$11,986

Non-performing loans as a percentage of total loans	8.7%		8.9%

(1) All non-accrual loans have been restructured.
(2) Includes $8.1 million of restructured loans on non-accrual status.

The Company had eight nonaccrual loans as of December 31, 2015 and 2014.  For the years ended December 31, 2015 and 2014, $304 thousand and $597 thousand, respectively, of gross interest income would have been recorded had the non-accrual loans been current in accordance with their original terms.  Interest in the amount of $22 thousand and $16 thousand, respectively, was included in income for the years ended December 31, 2015 and 2014 on non-accrual loans through the accretion of loan discount related to the net present value of cash flows.  We monitor our non‑performing loans on an ongoing basis as part of our loan review and work‑out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral for collateral-dependent loans, or the present value of projected future cash flows.  As of December 31, 2015 and 2014, the Company did not have any loans past due 90 days and still accruing.

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

The following table shows the number and balance of restructured loans in our mortgage loan portfolio, as well as the percentage of our total portfolio those loans represented and the amount of allowance for loan losses associated with restructured loans at December 31, (dollars in thousands):

	2015	2014

Number of restructured loans	9	8
Balance of restructured loans	$11,892	$11,235
Percentage of loan portfolio	8.72%	8.30%
Allowance for loan losses associated with restructured loans	$1,115	$1,378
Discounts associated with restructured loans	$742	$693

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

The number of restructured loans as a percentage of our total loan portfolio, while higher than historical levels we incurred prior to the 2008 global economic crisis, are within manageable limits, and the delinquency rates on our mortgage portfolio appear to have stabilized. We believe we have established adequate levels of reserves for any foreseeable losses, and we continue to evaluate the adequacy of such reserves in the light of current economic and operational conditions.

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

If we restructure a loan, we establish an allowance for loan loss for that individual loan based on the difference between the net present value of the future receipt of cash payments from the restructured loan as compared to the net present value of cash flows which we would have received from the original loan, discounted at the original interest rate of the loan.  As time passes and the restructured loan performs according to its modified terms, the net present value of future cash flows of the restructured loan changes.  The change in the present value of cash flows attributable to the passage of time is reported as interest income.  If a loan is collateral-dependent, even if that loan has been restructured, we establish an allowance for loan loss based on the value of the collateral securing the loan less estimated costs to sell the collateral.

At December 31, 2015 and 2014, our allowance for loan losses was $1.8 and $2.4 million, respectively, or 1.31% and 1.81%, respectively, of our total loan portfolio.  The decrease in our allowance is due to $123 thousand in net charge-offs we recorded during the year. We also recorded a net credit for loan losses of $524 related to changes in the status of two impaired loans.  We recovered $190 thousand when ECCU reached a settlement with the title insurance company relating to claims made under the policy in connection with a loan default on a loan in which we held a 64.8% participation interest. We reduced our allowances by an additional $400 thousand when we reclassified an impaired loan as non-collateral-dependent as a result of the borrower’s performance under the terms of a loan modification agreement.  The reclassification allowed us to record reserves based on the net present value of estimated loan payments rather than the value of the collateral securing the loan, leading to a reduction in specific reserves.

Assessing the adequacy of our allowance for loan losses is inherently subjective as it requires us to make material estimates, including the amount and timing of future cash flows we expect to receive on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects all known and inherent credit losses in our mortgage loan portfolio as of December 31, 2015.

The following represents a breakdown of the components of our allowance for loan loss at December 31, (in thousands):

	2015	2014

Specific allowance related to loans in foreclosure	$--	$293
Specific allowance related to other impaired loans	338	1,061
Allowance based on net present value differences of restructured loans	777	316
General allowance	670	784
Total allowance	$1,785	$2,454

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

Employees

Effective as of January 1, 2013, we entered into a staffing agreement with Automated Data Processing, Inc., which provides us with payroll and staffing services.  As of December 31, 2015, we had 24 full or part-time employees.  None of our employees are covered by a collective bargaining agreement, and we believe that we have an excellent relationship with our employees and staff.

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

As a CUSO, we are limited in the scope of activities we may provide.  In addition, our federal credit union equity investors are permitted to invest in or lend to a CUSO only if the CUSO primarily serves credit unions, its membership or the membership of credit unions contracting with the CUSO.  While the NCUA lacks direct supervisory authority over our operations, our federal credit union equity owners are subject to regulations which govern the rules and conditions of an investment or loan they make or sell to a CUSO.  In addition, state chartered credit unions must follow their respective state’s guidelines which govern investments by a state chartered credit union.  Our equity owners that are regulated by the California Department of Financial Institutions (“DFI”) which is a part of the California Department of Business Oversight (“DBO”), in particular, must comply with DFI regulations that govern their investment in or loans they make to a CUSO.

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

Our wholly-owned subsidiary, MP Securities, is also required to maintain minimum net capital pursuant to rules imposed by FINRA.  In general, net capital is the net worth of the entity (assets minus liabilities) less any other imposed deductions or other charges.  If a member firm fails to maintain the required net capital it must cease conducting business and, if it does not do so, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA.  Under its Membership Agreement entered into with FINRA, MP Securities is required to maintain minimum net capital of the greater of $5,000 or one fifteenth of its aggregate indebtedness.

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

Our failure to comply with the requirements of the Investment Advisers Act, related SEC rules or regulations and provisions of the California Corporations Code and Code of Regulations could have a material adverse effect on us.  We believe we are in full compliance in all material aspects with SEC requirements and California laws and regulations.  As MP Securities hires new registered investment advisers, it will be required to monitor its compliance with SEC and DBO regulations.

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

Our wholly-owned subsidiary, MP Securities, commenced operations as a FINRA member broker-dealer in 2012.  Since that time, MP Securities has expanded the scope of services it provides to include acting as a selling agent for our notes offerings, insurance products, and investment advisory services.   Our ability to attract new investors in our debt securities and increase the sale of our debt securities will depend, to a substantial degree, on our ability to assemble an effective sales team and to strategically recruit, retain and compensate the required personnel to assist us in this effort. If we are unable to recruit, retain and successfully motivate a qualified sales force at MP Securities, we may not be able to increase sales of the Company’s debt securities, strengthen our balance sheet and effectively utilize the investment in our core data processing and information systems we have implemented.

We depend on repeat purchases by a significant number of investors in our debt securities to finance our business.

A significant percentage of the investors who purchase our debt securities purchase new notes after we repay their notes. Historically, a substantial proportion of our investors have purchased a new debt security from us when their notes mature. For the years 2008 – 2011, 76%, 79%, 57% and 73% of the investors that purchased a Class A Note had previously purchased one of our debt securities. For 2012, only 45% of the investors in our Class A Notes were repeat purchasers of our debt securities, primarily due to having to stop selling our Class A Notes for approximately six months while we sought approval from FINRA for MP Securities to sell our Class A Notes. In 2013, this rate fell to 34% due to suitability and concentration of investment restrictions that limit the amount of our debt securities that may be purchased by an investor. For the years ended December 31, 2014 and 2015,  our renewal rate climbed to 53% and 55%, respectively.  There is no assurance that historical patterns of repeat purchases made by investors will resume or that the recent improvement in our reinvestment rate will continue in the future. If the rate of repeat investments made by previous investors declines, our ability to maintain or grow our asset base could be impaired.

Some of our debt securities investors may be unable to purchase our Class 1 Notes due to FINRA’s investor suitability standards.

When handling sales of our investor notes, MP Securities and its sales representatives must comply with FINRA’s “know your customer” and “suitability” guidelines which are designed to ensure that investors make investments that are appropriate given the age, investment experience, net worth, need for liquidity and mix of investments owned by the investor. Some of our investors who have invested in our debt securities in the past may not be able to invest in our debt securities due to these regulatory constraints. If MP Securities is unable to offer such investors a suitable investment alternative, we could see a reduction in total amount of debt securities we hold and rely upon, in part, to fund our mortgage loan investments, thereby making it difficult to grow our balance sheet.

Deterioration in real estate values for our real estate owned assets and mortgage loan investments could lead to losses and reduced earnings.

For the year ended December 31, 2014, we reported a net loss of $1.9 million. During 2014, several of our non-performing assets decreased in value, resulting in $2.4 million taken in provisions for losses on foreclosed assets and $252 thousand in provisions for loan losses. During 2015, we recorded $11 thousand in credits for losses recognized in prior years on foreclosed assets, which contributed to our net income of $357 thousand for the year.  However, we cannot assume that credits will be recovered in future years on our real estate owned assets due to the fact that, as of the date of this Report, we have only one remaining real estate owned asset.  If we take ownership of a property as part of a foreclosure action when a borrower defaults on one of our mortgage loan investments, we could be required to write down the value of a real estate owned asset and record a charge to our earnings if the value of the property declines further after we take title to the property.  Further deterioration could lead to an increase in non-performing assets, increased credit losses, and reduced earnings.

Our growth is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to grow our balance sheet assets through the use of leverage. Our organizational and governing documents do not limit the amount of indebtedness which we may incur. A significant amount of our assets are pledged as collateral for borrowings. Our Board of Managers has overall responsibility for our financing strategy. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns. To the extent that we fail to meet our debt service obligations, we risk the loss of some or all of our assets to satisfy these debt obligations. There can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, or a financial loss if we are required to liquidate assets at a commercially inopportune time. At December 31, 2015, we had $140.1 million of total debt obligations on our balance sheet. Of this amount, we owed $90.2 million under our institutional credit facilities and $49.9 million on our investor debt securities. Approximately 16%, 10% and 65% of our total debt obligations is payable in the years ending December 31, 2016, 2017 and 2018, respectively.

We have had fluctuating earnings.

As a mortgage financing lender, our profitability may be adversely affected by increasing provisions for losses relating to our loan portfolio. While we remained profitable during calendar years 2008 and 2009, we incurred net losses of $1.6 million and $1.0 million in calendar years 2010 and 2011, respectively, primarily due to increases in our allowance for loan losses and deleveraging of our balance sheet. With the successful refinancing of our primary credit facilities in November 2011 and improvement in the performance of our mortgage loan portfolio during 2012, we realized a profit of $417 thousand for 2012. We realized a profit of $592 thousand in 2013 as our mortgage loan portfolio performance remained stable in 2013 and we were able to sell three of our foreclosed assets for a gain during the year. Decreases in the value of collateral securing our collateral dependent loans and decreases in the value of some of our foreclosed real estate owned assets primarily accounted for the $1.9 million loss reported for the year ended December 31, 2014.  Credits for loan losses and improvement in real estate values of some of our foreclosed assets resulted in net income of $357 thousand during the year ended December 31, 2015.  Since we have had fluctuating earnings over the last several years, we can give no assurances that we will be able to achieve and maintain consistent profits over the next few years.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

For the year ended December 31, 2014, we recorded provisions for loan losses of $252 thousand. We recorded a credit for loan losses of $524 thousand for the year ended December 31, 2015. Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses.

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

At December 31, 2015 and December 31, 2014, our non-performing assets (which consist of impaired loans and other real estate owned) totaled $15.4 million and $15.9 million, respectively,

or 10.3%  of our total assets at each date. At December 31, 2013, and December 31, 2012, our non-performing assets were $22.2 million and $21.5 million, respectively, or 14.0% and 12.9% of total assets, respectively. Nonperforming assets adversely affect our net income in the following ways:

•	We do not record interest income we receive on collateral-dependent, non-performing loans.

•	We are required to record allowances for probable losses through a current period charge to the provision for loan losses or provision for other real estate owned assets.

•	Non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values.

•

There are legal and other professional fees associated with the resolution of problem real estate owned assets, as well as carrying costs, such as taxes, insurance and maintenance fees related to our other real estate owned assets.

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

In recent years, the availability of credit to finance the acquisition or origination of church mortgage loans has substantially reduced the financing sources for the ministry related mortgage loans we originate or invest in. This has reduced and made it more difficult for us to secure short-term credit facilities from institutional lenders, reduced the amount of capital we have available to make new investments in mortgage loans and has reduced, and may continue to reduce, revenue and cash flow we receive from our investments. Our continued use of secured institutional bank financing facilities will depend upon our ability to refinance or obtain renewals of our primary credit facilities when they mature in 2018 and obtain new secured bank financing on acceptable terms.

Our credit facilities require us to maintain excess collateral and to meet the minimum collateralization ratio requirements on these loans, our free assets may be materially reduced and our ability to meet our debt obligations materially impaired.

Our $87.3 million credit facility refinancing transaction entered into with the National Credit Union Administration Board as Liquidating Agent of Members United Corporate Federal Credit Union (the “MU Credit Facility”)  and $23.5 million credit facility refinancing transaction entered into with the NCUA (the “WesCorp Credit Facility Extension”), each dated November 4, 2011, require that we secure the facility with mortgage loans having an aggregate unpaid balance exceeding the unpaid balance of the credit facility. If at any time, we fail to maintain the required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to maintain the minimum collateralization ratio that must be met under our credit facilities.  We reached an agreement with the NCUA in March 2015 to provide for a more flexible minimum collateralization ratio.  Under our MU Credit Facility and WesCorp Credit Facility Extension individually, we are now required to maintain a minimum collateralization ratio of at least 110%. We are required to maintain a collective minimum collateralization ratio of at least 120% for the two credit facilities in total.  As a result, the NCUA will retain all excess collateral until these credit facilities are repaid in full and we will not have this excess collateral available to pay our other obligations including our secured notes, Class A Notes, Class 1 Notes and other debt securities until we repay or retire the MU Credit Facility and WesCorp Credit Facility Extension.  However, we do have the ability to pledge cash on a one-to-one basis if there is a temporary deficit in the loan collateral pledged under these facilities.

As of December 31, 2015, we had pledged approximately $81.9 million and $25.7 million of our mortgage loans to secure the MU Credit Facility and the WesCorp Credit Facility Extension, respectively.  This represented a collateral deficiency of $686 thousand according to the terms of our credit facility agreements.  We pledged cash in the amount of $686 thousand in order to satisfy this deficit at December 31, 2015.  As of the date of this Report, we are in compliance with this covenant.

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

In the event of a default under our MU Credit Facility or our WesCorp Credit Facility Extension, the lender has the right to foreclose on its collateral pursuant to the respective credit facility agreement and applicable commercial law. These laws do not require, and the permissible foreclosure procedures do not assure, that the collateral securing these loans will be sold or otherwise liquidated for an amount equal to its fair market value. Thus, in the event of foreclosure, there is no assurance the lender will realize proceeds from the collateral sufficient to repay the debt we owe. Moreover, because these credit facilities are recourse against the borrower, the respective lender generally has the right to pursue the borrower for any deficiency between the amount the borrower owes on the defaulted loan and the value the lender realizes from its liquidation of the collateral for the loan. Thus, our assets remaining after a foreclosure by a lender under our credit facilities may not be sufficient to repay our other debt, including our investor notes.

We may not be able to finance our investments on a long-term basis with an institutional lender on attractive terms, which may require us to seek more costly financing for our investments or to liquidate assets.

In recent years, we have relied upon short-term credit facilities to finance a substantial portion of our mortgage loan investments. When we acquire mortgage loans that have a maturity term that exceeds the term of our institutional credit facilities, we bear the risk of being unable to refinance, extend or replace our primary credit facilities or otherwise finance them on a long-term basis at attractive terms or in a timely manner, or at all. If it is not possible or economical for us to finance such investments on attractive terms, we may be unable to pay-down our credit facilities or be required to liquidate the assets at a loss in order to do so. Our reliance on financing provided by institutional credit facility lenders may subject us to an obligation to make significant balloon payments upon maturity of our $87.3 million MU Credit Facility and $23.5 million WesCorp Credit Facility Extension on October 31, 2018. If we are unable to roll-over, extend, refinance or replace such credit facilities on attractive terms, we may have to rely upon less efficient forms of financing new investments, which will result in fewer loan acquisitions or originations of profitable mortgages and further deleveraging of our balance sheet and thereby reduce the amount of earnings available for distributions to our equity investors and funds available for operations and to meet our debt service obligations.  We intend to continue discussions with the NCUA to extend our credit facilities beyond the 2018 maturity date.

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

In recent years, the financial services industry, credit markets and financing sources for ministry loans have been materially and adversely affected by reduced availability of liquidity. Reduced liquidity can particularly affect smaller lenders that have relied on short-term institutional credit facilities to enhance their liquidity needs. While we significantly improved our liquidity position through the successful refinancing of our MU Credit Facility and WesCorp Credit Facility Extension in late 2011, and as a result of relief being granted from certain minimum collateralization requirements in 2015, the sale of mortgage loan interests and foreclosed assets, the payoff of some of our mortgage loan investments, and an increase in note sales, we will need to monitor and successfully manage our liquidity requirements as necessary when redemption requests for our debt securities are received, or a debt security investment matures and is not re-invested in another debt security we may offer.

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

None of our equity owners are obligated to make additional contributions or loan us additional funds. However, they may do so on a voluntary basis and we may from time to time, in the future, request our equity owners to do so. In such event, one or more of our equity owners may be unwilling or unable to make voluntary additional capital contributions or loans because their financial capabilities are at the time impaired. Also, if an equity owner’s financial status is in the future deteriorated to the extent that they or their operations are ceased or otherwise come under the control of the Asset Management Assistance Center (“AMAC”), NCUA or other regulatory agency, it is unclear what rights, if any, that agency will have to exercise that owner’s membership rights in our company or, if it can exercise any such rights, the manner in which it will do so.

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

While there has been some improvement in U.S. real estate markets, our mortgage loan investments can be adversely affected by significant declines in the value of real estate and real estate related assets, impairment of the ability of many borrowers to repay their obligations and illiquidity in the markets for real estate and real estate-related assets. During the last several years, these events had significant adverse effects on our business resulting in significant increases in our provision for loan losses and unavailability of financing for the acquisition and warehousing of our mortgage loan investments. Deterioration in U.S. economic conditions could harm our financial condition, income and ability to make distributions to our equity investors.

Declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, or renovation of their worship facilities. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our foreclosed assets and on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in such assets. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our equity investors.

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

Generally, our borrowers may prepay the principal amount of their mortgage loans at any time. Due to the Federal Reserve Board’s accommodative monetary policies, there is intense competition from financial institutions that are looking to make commercial loans at competitive rates to qualified borrowers. In addition, approximately 7% of the principal balance of our total mortgage loans will need to be refinanced during the year ending December 31, 2016. If a significant number of borrowers refinance their loans with another lender, our business and profitability could be adversely affected.

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

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control. As of December 31, 2015 and December 31, 2014, our investments included $12.4 and $23.3 million, respectively, in loan participations, representing 9% and 17% of our portfolio, respectively.

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

Two of our Managers hold executive or Board positions with our largest equity owner.  Conflicts of interest may arise for these Managers between our interests and those of their affiliated credit union. Moreover, conflicts of interest are inherent in any transactions involving mortgage loans between us and their affiliated credit union. Because of their relationships, these Managers will face conflicts of interest in connection with various transactions involving ECCU and the Company, including, but not limited to:

•	decisions as to which mortgage loans ECCU will make available to us as a loan participation interest or as a potential loan to be acquired;

•	decisions as to the price and terms of mortgage loans ECCU offers to us;

•	determinations as to the creditworthiness of borrowers of mortgage loans ECCU offers to us;

•	decisions to acquire mortgage loan investments from or through ECCU;

•	decisions regarding our contract with ECCU for our office facilities;

•	managing foreclosure actions and real estate owned properties acquired in foreclosure or other proceedings when ECCU and the Company each hold an economic interest;

•	decisions relating to shared marketing programs and use of ECCU’s facilities by MP Securities personnel to offer investment products to ECCU’s members;

•	decisions regarding collection and enforcement actions taken by ECCU when it acts as primary lender of a loan participation interest or as servicer for one of our mortgage loan investments; and

•	decisions regarding our contracts with ECCU for loan underwriting, processing and servicing services.

We have also implemented a Related Parties Transaction Policy to which all of our Managers and officers must adhere. It provides, among other things, that certain related party transactions be approved by a majority of those Managers who are unrelated to the parties in the transaction.

We have further mitigated these conflicts of interest by forming a Credit Review Committee, of which three out of the four members consist of our officers who are unrelated to ECCU. This committee makes most of the loan approval decisions under our Church and Ministry Loan Policy. Our Church and Ministry Loan Policy sets forth minimum credit quality standards for the loans we make or purchase, and can only be overridden, depending on the circumstances, by our Loan Committee or by our Managers.

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

We are among a limited number of non-bank financial institutions specialized in providing loans to evangelical churches and church organizations. Moreover, approximately 24% of our mortgage loan investments involve California borrowers or are secured by properties located in California. Although there are a number of national and regional institutions making and/or investing in mortgage loans to churches and church related organizations, these loans are secured by special purpose facilities. As a result, if the properties securing such mortgages must be sold, there may be a limited number of buyers available for such properties. Nevertheless, we believe that there is a great deal of diversity in the types of not-for-profit organizations and entities that could be potential acquirers of properties of this nature, including, but not limited to, other churches, schools, clinics, community development agencies, universities and educational institutions, day care, social services, assisted living facilities and relief organizations.

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

Some loans in our investment portfolio have been restructured or may otherwise be at risk or under credit watch. Over the last several years, the number of churches that have requested or been granted loan modifications has been significantly higher than in our prior historical experience. Under current economic conditions, the credit performance of these modified loans may not conform to either historical experience or our expectations. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts due to us under the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan unless the value of the collateral securing the loan exceeds the carrying value of the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause one or more borrowers to become unable to make payments under their loans, we could be required to recognize impairment charges, which could result in a material reduction in earnings in the period in which the loans are determined to be impaired and may adversely affect, perhaps materially, our financial condition, liquidity and ability to make debt service payments and distributions to our equity owners.

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

When we acquire properties through the foreclosure of one of our mortgage loan investments, we may recognize losses if the fair value of the real property initially determined upon acquisition is less than the previous carrying amount of the foreclosed loan.

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

The renovations, refurbishment or expansion by a borrower of a mortgage property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a mortgage property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Such delays and cost overruns are often the result of events outside both our and the borrower’s control such as material shortages, labor shortages and strikes and unexpected delays caused by weather and other acts of nature. Also, environmental risks and construction defects may cause cost overruns, and completion delays. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of the borrower’s revenues making it unable to make payments on our loan. At December 31, 2015 and 2014, we held $1.9 million and $261 thousand, respectively, in construction loans.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our business offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720.

We currently rent our offices (approximately 4,970 square feet of rentable space) from ECCU under the terms of an Office Lease dated November 4, 2008.  In November 2013, we renewed the lease for a five year period.  The ECCU Office Lease agreement includes one additional option to renew for an additional five year term.  For 2013, our base rent was $10,437 per month.  In November 2013, under the terms of the renewal, our base rent decreased to $9,172 per month.  On March 6, 2012, MP Securities entered into an office lease for approximately 1,358 square feet of office space to open a branch office in Fresno, California.  The lease has a term of 36 months.  In February 2015, we negotiated a renewal of the lease for an additional three year term.  The lease extends through February 2018.  For 2015, the base rent for this branch office was $2,064 per month.

As of December 31, 2015, we hold properties acquired through foreclosure with a net value of $3.5 million, which includes a total valuation allowance of $1.1 million on the properties.  Each property is valued based on its current listing price or most recent appraised value less anticipated selling costs, marketing costs and commissions.

A summary of the properties we have acquired through foreclosure is listed below:

•

Together with ECCU and another participating credit union, we acquired a school property in Palm Beach County, Florida pursuant to foreclosure proceedings.  With the agreement of the lead lender and other participating lenders, the property was leased back to the school for a period of two years and the school was given an option to purchase the property at a price of $5.3 million or the appraised value of the property, whichever is greater.  On March 11, 2015, ECCU entered into a Purchase and Sale Agreement with a buyer to sell the property at a purchase price of $5.5 million.  No valuation allowance has been taken on this property. We have included our interest in this property as a property held for sale with a carrying value of $1.3 million at December 31, 2015.  The purchase transaction was completed on March 17, 2016 at a price of $5.5 million.  As the final selling costs were lower than estimated, we realized a $223 thousand gain on the sale of this property which will be included in our financial results for 2016.

•

In August 2013, together with ECCU, we acquired four church properties located in Rockford, Illinois pursuant to a foreclosure proceeding.  These properties, along with one other real estate asset acquired pursuant to a foreclosure action, secured a loan in which we owned a 64.8% loan participation interest. The properties include several parcels of vacant land, an educational facility, a radio tower, and a training center.  We sold three of these properties during 2015 and we recognized gains on sale of $132 thousand on two of these properties.  We took $182 thousand in additional allowance for losses on the third parcel before it was sold.  We continue to own the fourth property acquired in the foreclosure action, however, management has determined that the property is not marketable. We recorded $78 thousand in additional allowances for losses on the property in 2015 prior to writing it off completely effective as of December 31, 2015.

•

In January 2014, we acquired a property in Santa Clarita, California as the result of a deed in lieu of foreclosure agreement we entered into with the borrower.  The property is approximately 35 acres of vacant land.  This property has a carrying value of $900 thousand at December 31, 2015, which includes a valuation allowance of $270 thousand.

On December 23, 2015, we executed a grant deed to the Santa Clarita property to Tesoro Hills, LLC, a California limited liability company formed by us and Intertex Property Management, Inc., a California corporation (“Intertex”).  The limited liability company was established as a real estate joint venture to develop, market, sell, lease and manage the property for the benefit of the members. We hold a 30% interest in the Tesoro Hills joint venture.  In December 2015, Intertex entered into a Contribution Agreement with us pursuant to which we agreed to contribute the property to the Tesoro Hills, LLC joint venture project.  On that same date, Intertex executed an Operating Agreement with us.  Under the terms of the Operating Agreement, Intertex has agreed to make an initial $25,000 capital contribution, pay the costs of organizing the entity, pay certain development costs, provided, however, that it will not be required to contribute more than $300,000 to the development of the property.  If additional capital contributions are required to develop the property for use as a school, church, not-for-profit facility or other special use, each member may elect to make a loan to the joint venture.  The members have further agreed that no capital event to sell, dispose of, transfer, gift, encumber, or convey the property will occur for a period of two years after the joint venture was formed.  Since the Santa Clarita property is vacant land which needs to be permitted, properly zoned, graded and substantially improved before the property may be sold, leased or conveyed to another party, we believe that conveying the property to the Tesoro Hills joint venture will maximize our chances of recovering our investment in the loan.  The title to the Santa Clarita property was transferred to the Tesoro Hills, LLC joint venture in January 2016.

•

In July 2014, together with ECCU and 11 other participants, we acquired a church property located in Arlington, Texas as a result of a foreclosure action.  The property includes land and a large church facility.  ECCU reached an agreement to sell this property in December 2015 and the sale closed on March 4, 2016.  The sale price allowed us to recover $271 thousand in provisions for losses on foreclosed assets previously taken.  Our portion of the property had a carrying value of $1.2 million at December 31, 2015, net of a valuation allowance of $841 thousand.

Listed in the chart below is a summary of foreclosure properties we held as of December 31, 2015, the city and state in which the property is located; our net investment in the loan at the time of foreclosure; the reserve or write-down amount of the property; and the current value after estimated selling costs (dollars in thousands):

Location of Real Estate Owned Asset	Net Investment in Loan at Time of Foreclosure	Valuation Allowance	Net Carrying Value
West Palm Beach, Florida	$1,374	$--	$1,338
Rockford, Illinois	194	194	--
Santa Clarita, California	1,170	270	900
Arlington, Texas	2,089	841	1,248
Totals	$4,827	$1,305	$3,486

*  Prior to the date of this Report, three of the real estate owned assets listed above have been disposed of in sale transactions or in connection with the formation of a real estate joint venture investment.

As of December 31, 2015, our foreclosed real estate properties are valued at $3.5 million and are presented net of any valuation allowances.

Item 3.  LEGAL PROCEEDINGS

Due to our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  In our opinion, we are not currently involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units (the “Series A Units”).  Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company.  As a result of the conversion, each share of our common stock immediately outstanding prior to the conversion date was converted into one fully paid and non-assessable unit of our Class A Units and each holder of our Class I and Class II Preferred Stock received one Series A Unit for each share of Class I and Class II Preferred Stock exchanged.  As of December 31, 2015, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Units were issued, with 12 holders of record.

Sale of Equity Securities by Issuer

During the year ended December 31, 2015, we did not sell Class A Units, Series A Units or equity units.

Purchases of Equity Securities by Issuer

During the year ended December 31, 2015, we did not purchase Class A Units or Series A Units.

Dividends and Distributions

Prior to our conversion from a corporation to a limited liability company, we paid regular dividends on our Class I and Class II Preferred Stock.  For 2015, we made no distributions to the holders of our Class A Units.

During 2015 and 2014, we made distributions on our Series A Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2015	2014

First	$0.260	$0.199
Second	0.280	0.198
Third	0.302	0.209
Fourth	0.551	0.228
Total distributions per Unit	$1.393	$0.834

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

In addition to quarterly dividends to our Series A Preferred Unit holders, we have also agreed to set aside funds for payment to the holders of the Series A Units in an amount equal to 10% of our net profits earned for any fiscal year, after subtracting the amount of quarterly Series A Dividends paid during such year.  This priority distribution of our net profits after payment of quarterly Series A Dividend will be made to holders of the Series A Units on a pro rata basis.  The balance of any profits, taking into consideration the preferred distribution to the holders of Series A Units, will be allocated to all holders of our Class A Units in proportion to their percentage interests in our Class A Units.  For the year ended December 31, 2013, we set aside $43.9 thousand in net profits to distribute to our Series A Unit holders.  This increased the distributions declared per Series A Unit for the fourth quarter by $0.37 per unit.  Because we incurred a net loss for the year ended December 31, 2014, no priority distributions were accrued for our Series A Unit holders.  We accrued $23.1 thousand in net profits to distribute to our Series A Unit holders for the year ended December 31, 2015.  This increased the amount of distributions declared on our Series A Units for the fourth quarter by $0.21 per unit.

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

Overview

We are a Brea, California-based business that was incorporated in 1991 as a credit union service organization whose mission is to make evangelical ministries more effective by providing ministries with Biblically-based, value-driven financial services and by providing funding services to the credit unions who serve these ministries.  We do this by originating and investing in mortgage loans made to churches, most of which are secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church organizations, including Christian schools, ministries and related organizations.  We have also recently expanded the scope of financial services we offer to the Christian evangelical community to include investment advisory services, annuities and other investment products provided through our wholly-owned broker dealer subsidiary, MP Securities.

We are continuing to position the Company for future growth in the areas where we have historically been successful through our investments in church and ministry mortgage loans, while diversifying the sources of revenue generated by our business.  In order to take advantage of our market opportunities and maximize the value of our equity holders’ investment, we will continue to focus on:

•	maintaining liquidity, growing our balance sheet, and strengthening the quality of our assets;

•	building capital while developing new financing sources;

•	increasing revenues through efforts to expand loan originations and servicing income from loans we originate, and through the sale of loan participation interests;

•	increasing our revenue from broker-dealer related services by offering a full array of wealth management products and services, including the offering of registered investment advisor capabilities;

•

working with credit unions and other CUSOs to serve the needs of their clients and owners, expand our own client base, and increase our fee income from broker-dealer services as well as loan servicing and origination fees;

•	substantially increasing the sale of our investor debt securities, thereby enabling the growth of our balance sheet and the generation of new investment capital;

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

For the year ended December 31, 2015, we recognized net income of $357 thousand.  Due to liquidity issues throughout 2014, we limited the amount of loan originations we funded during the first nine months of 2015.  We reached an agreement with the NCUA in March 2015 to enable us to temporarily pledge cash in place of loans as collateral on our credit facilities.  This agreement allowed us to avoid making large principal paydowns on our credit facilities when the loan collateral we pledged fell short of the minimum collateralization ratio required by our original agreement with the NCUA.  As our liquidity stabilized, we were able to fund some of the loans in our pipeline during the fourth quarter of 2015.

Because our note balances remained stable throughout the year while our loans receivable balance was low, our net interest income decreased significantly as compared to 2014.  This decrease was offset by changes in the status of two of our impaired loans which allowed us to record credits for loan losses of $524 thousand for the year.  These transactions increased our net interest income to the point where it covered our operating expenses, despite incurring salary and benefits expense arising from amounts due to our former Chief Executive Officer, James Overholt, pursuant to a severance agreement reached with him upon his retirement in December 2015. In addition, we realized a gain of $20 thousand from the recovery of certain expenses incurred in connection with the sale of our foreclosed assets in 2015.  Careful and diligent management of our real estate assets and impaired loans has substantially contributed to the gains we reported for the year, but we understand that these gains are not part of our core earnings and will not be sustainable as regular sources of income.

However, despite the decrease in net interest income in 2015, we believe that the loans we closed at the end of the year as well as the loans we have in our pipeline will restore our mortgage loan investments to a level that supports our operating expenses. We continue to develop a network of credit unions and CUSOs to whom we can sell loan participation interests on a servicing retained basis.  In addition, the agreement we reached with the NCUA and the improvement in note sales have combined to improve our liquidity.  Our wholly-owned subsidiary, MP Securities, has become an added source of revenue for the Company as it has expanded its sales force and client base.  We are continuing to make significant investments in our broker-dealer infrastructure through strategic recruitment of key personnel while expanding our offering of products and services.

Key Factors in Assessing our 2015 Financial Results

For the year ended December 31, 2015, the primary items affecting our operating performance were the following:

•	a decrease in interest income due to lower than expected loan originations in the first part of the year;

•	a $15.7 million decline in the average interest-earning loans receivable, combined with a higher average balance in cash, causing a decrease in interest income and yield on interest-earning assets;

•

realizing credits for loan losses of $524 thousand related to a settlement reached by ECCU with a title company in connection with a title claim on one of our impaired loans in which we held a 64.8% loan participation interest;

•

an increase in non-interest income of $497 thousand due to increases in fees generated by our subsidiary, MP Securities, gains on loan sales and additional servicing fee income related to loan participations sold during 2014 and 2015;

•

a $473 thousand increase in salary and benefits expenses due to hiring three new lending staff to assist in originating and servicing loans, a new administrative staff person for MP Securities, a new sales representative for MP Securities, as well as $222 thousand accrued in severance payments resulting from our former CEO’s retirement;

•

the amendment to our credit facility arrangements reached with the NCUA which relaxed our required minimum collateralization ratio and allowed us to pledge cash rather than make principal paydowns on our borrowings, which stabilized our liquidity and facilitated a substantial improvement in both the funding of loans and sale of loan participations in the fourth quarter;

•

the registration of our Class 1 Notes with the U.S. Securities and Exchange Commission after the expiration of our Class A Notes offering, enabling us to continue to offer debt securities to our clients and maintain a key source of financing;

•

a $388 thousand increase in commissions and fees generated by our broker-dealer subsidiary through the hire of new sales representatives over the last two years and networking agreements reached with ECCU and ACCU;

•	a $109 thousand increase in other lending income from the expansion of our portfolio of mortgage loans we service and sale of $6.1 million in loan participations;

•	$2.4 million less in net foreclosed asset expenses due to large provisions taken in 2014;

•

net gains from foreclosed assets of $20 thousand, including taking $260 thousand in provisions for losses on foreclosed assets which were offset by $271 thousand in credits for losses on foreclosed assets;

•

the reduction in legal and consulting fees as we completed our Class 1 Notes offering, finalized our amended agreement with the NCUA, and reduced our reliance on outside consultants to handle compliance matters at our broker-dealer subsidiary; and

•	an increase in operations expenses due to the increased activity of our broker-dealer subsidiary, and increases in lending, human resources, and insurance costs.

If we are able to continue to implement the strategic plans and objectives outlined above, we expect to increase the core earnings on our total assets and improve the performance of our wholly-owned broker-dealer and investment advisory firm, MP Securities.  We do not expect to incur losses on our foreclosed assets in 2016 due to the fact that, as of the date of this Report, we have disposed of all but one of our real estate owned assets.  We also expect to see further improvements in the quality of our mortgage loan investments as we replace our foreclosed properties and impaired loans with high quality mortgage loans receivable that we originate and service and as we continue to implement our transition to a more fully diversified financial services firm.

Financial Condition

We obtain funds for our mortgage loan investments from the sale of our debt securities, which are sold primarily to investors whom are in or associated with the Christian community, including individuals, ministries and organizations associated with evangelical churches and their governing associations. We also have relied upon credit facilities with institutional lenders to increase the size of our balance sheet, improve our earnings and purchase mortgage loan assets.

Our total assets as of December 31, 2015 decreased to $149.1 million, as compared to $153.9 million at December 31, 2014.  Our total liabilities were $141.0 million at December 31, 2015, as compared to $145.9 million at December 31, 2014.

The following table sets forth selected measures of our financial performance for the years ended December 31, 2015 and 2014, respectively (dollars in thousands):

	2015	2014

Total income	$8,054	$9,086
Provision (credit) for loan losses	(524)	252
Provision for losses on foreclosed assets	(11)	2,431
Net loss	357	(1,895)
Total assets	149,144	153,895
Borrowings from financial institutions	90,237	93,880
Notes payable	49,915	49,914
Total equity	8,158	7,950

2015 Developments

Performance of Loan Portfolio.  Despite liquidity issues throughout 2014 that forced us to slow down our origination process for the first part of 2015, we originated $26.7 million in net loans during the year and rolled over $6.4 million of mortgage loans that matured in 2015.  While our average loan balance in 2015 showed a significant decrease when compared to 2014, our total outstanding loans were $136.4 million at December 31, 2015, up from $135.4 million at December 31, 2014.

As part of our strategic decision to reposition our loan portfolio, we are focusing on originating lower balance loans made to ministries where we can achieve more favorable yields and avoid deteriorating our margins while reducing overall risk exposure to any one borrower.  However, we also have originated larger loans when we are able to find participants to purchase a percentage of the loan.  This generates servicing fee income while allowing us to minimize our risk exposure on the loan. Our average net loan balance decreased from $970 thousand at December 31, 2014 to $928 thousand at December 31, 2015.  Over the past few years, we have substantially expanded our relationships with credit unions throughout the United States and believe these relationships will enable us to increase the amount of loan participation interests we hold.

The careful management of our mortgage portfolio, especially in regard to our impaired loans, has resulted in a decrease in our delinquency ratio from 3.0% at December 31, 2013 to 1.4% at December 31, 2014 and then further to 0.8% at December 31, 2015.  As further evidence of improving conditions of our loan portfolio, our investment in non-performing loans has decreased from $18.9 million at December 31, 2013 to $12.0 million at December 31, 2014 and then to $11.9 million at December 31, 2015. We had three loans that were restructured in prior years default during in 2015; however, we have been able to work with each borrower to restructure these loans and we do not anticipate initiating foreclosure proceedings.  We had one loan that had not been previously restructured default during the year.  In addition, ECCU reached a settlement agreement with a title insurance company regarding a title claim made in connection with a foreclosure action filed on a mortgage loan in which we held a 64.8% loan participation interest.  As a result of this settlement, we were able to remove it from our portfolio, recovering $190 thousand in previously taken loan loss provisions in the transaction.

Foreclosed Asset Transactions.    At the beginning of 2015, we had seven foreclosed assets, six of which were managed by ECCU and in which we owned a partial investment.  Four of those properties were related to one loan made to a borrower in Rockford, Illinois.  We sold three of those properties during the year, realizing $132 thousand in gains on two of the properties.  Due to difficulties in marketing the third parcel, we recorded $182 thousand in provisions for losses on foreclosed assets prior to selling it for no gain.  Management determined that the fourth property acquired in the Rockford foreclosure action was unmarketable and we recorded $78 thousand in additional provisions for losses prior to writing it off completely effective as of December 31, 2015.

ECCU reached a selling agreement in December 2015 to sell one of our remaining properties in Palm Beach County, Florida in which we held an ownership interest.  The price agreed upon allowed us to reduce our valuation allowance on that property by $271 thousand.  The sale transaction closed in March 2016.  ECCU also reached an agreement to sell another of the properties in which we owned an interest in a real estate owned asset in Fort Worth, Texas.  This sale closed on March 4, 2016.  We recognized a gain of $223 thousand on the sale of this property.  Finally, we completed a transaction in January 2016 to dispose of a parcel of vacant land in Santa Clarita, California, which was a foreclosed asset by transferring ownership of the property to a real estate joint venture.  See “Item 2, Properties” on page 45 of this Report.  Our investment in the joint venture is $900 thousand, which is equal to the net investment we carried in the property at December 31, 2015.  As of the date of this Report, we hold one real estate owned asset but it has been written down to a balance of $0.

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

Over the past six years, the Company’s institutional credit facility has been reduced by $35.5 million and our investor debt securities have been reduced from $69.5 million at December 31, 2009 to $49.9 million at December 31, 2015.  While the Company does not expect to fully replace these sources of capital, we believe that we have created the capacity to originate, underwrite and service a larger quantity of mortgage loans and have developed new relationships that will enable us to sell loan participations and effectively leverage our capital assets in a profitable manner.  During 2015, we continued our loan participation sales strategy and closed $6.1 million in new loan participation sales for the year.  Due to high cash balances at the beginning of the year, we did not pursue as many participation sales opportunities throughout the year.  Assuming our liquidity sources of capital remain intact, we  intend to increase our relationships with other credit unions and CUSOs to sell as much as 90% of each loan we originate and use these funds to originate additional loans.  We anticipate continuing this practice in the future to fund new loans.

A majority of the products sold by MP Securities consist of our debt securities.  During 2015, MP Securities sold $20.7 million of our publicly and privately offered debt securities.  In January 2015, we registered $80 million of our Class 1 Notes pursuant to a Registration Statement filed with the SEC.  With this new Registration Statement, the Class 1 Notes replaced our Class A Notes.  On January 15, 2015, we also began to sell our Secured Investment Notes pursuant to a private placement memorandum under the provisions of Rule 506 promulgated under the Securities Act of 1933, as amended.  With the Company’s publicly and privately offered debt securities, along with sales networking agreements reached with ECCU and ACCU, we believe we have developed a viable program to offer debt securities for purchase by individuals, churches, institutional investors and as IRA type of investments to an expanded group of potential investors.  As a result of cultivating relationships with credit unions and other organizations, we believe that we will be able to increase the amount of our proprietary securities and non-proprietary securities products we sell to investors in 2016.

Diversify Our Revenue Sources.  Since inception, our primary source of revenue has come from the net interest margin we earn on our mortgage loan investments.  After the financial crisis of 2008 and a resulting lack of liquidity in credit markets, we deleveraged our balance sheet, which reduced the net interest income we receive on our investments.  In response to these developments, over the past several years we have undertaken efforts to expand the scope of revenue generating services we offer in an effort to make us less dependent on a favorable net interest rate margin from our mortgage loan investments to make the Company less susceptible to unfavorable changes in interest rates.  Because we possess the capability to service our own loans, we have significantly increased the portion of our wholly-owned loan portfolio that we service ourselves, thereby reducing the costs of third party servicers and increasing net interest earned on those loans.   We now service 137 of the 147 loans in our portfolio.  Our loan participation activity increased our revenue from loan servicing by $59 thousand in 2015 as compared to 2014. We expect this revenue to grow further in 2016 as a result of loan participation sales we have entered into over the past two years.  We also continue to develop relationships with credit unions and CUSOs to enhance our capacity to sell additional loan participations into the secondary market for these participation interests.

In 2011, our wholly-owned subsidiary, MP Securities, was registered under the Securities Exchange Act of 1934 and was approved for membership by FINRA.  In the first quarter of 2012, MP Securities launched its broker-dealer operations and began its efforts to develop a sales force of registered representatives dedicated to the distribution of our debt securities.  Effective as of September 24, 2012, MP Securities received approval to sell our Class A Notes offered under a Registration Statement that was declared effective by the SEC on October 11, 2012.  In March of 2013, MP Securities began selling our Series 1 Subordinated Capital Notes and 2013

International Notes in private offerings, thus opening up additional securities products to enable us to reduce the dependence on institutional credit facilities.  In January 2015, MPS received approval to sell our Class 1 Notes offered under a Registration Statement that was declared effective by the SEC on January 6, 2015.

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

During the past three years, the Company has expended substantial resources and capital to broaden the sources of capital it relies on to fund its operations and enhance its ability to generate non-interest earning revenue sources.  Undertaking this task has required us to meet and satisfy various regulatory approvals and licensing requirements.  With the expansion of our Membership Agreement as approved by FINRA, approval as a California registered investment advisory firm, formation and approval of a California insurance agency and entering into a clearing firm arrangement with RBC Dain, we have obtained the necessary approvals that will enable us to recruit qualified and profitable investment advisers and increase the number of clients, ministries and households we serve.  An intended byproduct of this approach will be to increase funding through sales of our debt securities, reduce our dependency on large credit facilities provided by institutional lenders, enhance our liquidity and funding capabilities, and gain greater control over our asset / liability management process.

MP Securities has also entered into networking agreements with our largest equity owner, ECCU and America’s Christian Credit Union, a Glendora, California based credit union, whereby those credit unions may refer their members to MPS Securities for investment services, insurance services, and financial planning assistance.  As part of this arrangement, MP Securities remits a portion of the gross commission received on any transactions consummated as a result of the relationships.  These arrangements have been beneficial to MP Securities in expanding its client base, further enabling us to offer Company debt securities to new investors and, we believe, should continue to lead to new sales opportunities.

By increasing the scope of the services it can offer and entering into networking arrangements with credit unions, MP Securities has been able to recruit a sales force of registered representatives dedicated to managing our clients’ wealth in a manner consistent with the principles of Biblical stewardship, and act as a selling agent in the distribution of our debt securities.  In 2015, MP Securities’ marketing and sales efforts resulted in an increase in fee and commission revenue of $388 thousand.  If MP Securities continues to successfully implement its strategy, we will be able to (i) strengthen the profitability of our core operations; (ii) grow our balance sheet and ramp up the origination of profitable mortgage loans; (iii) introduce new clients to our proprietary investment products and address the challenges we have faced with the overconcentration and suitability standards imposed on the sale of our publicly offered debt securities by regulatory authorities; (iv) increase fee income from assets under management; (v) improve client and investor retention and the renewal rate of our debt securities investors; and (vi) leverage the experience and intellectual capital of our management team through increased loan origination fees and servicing income.

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

Valuation of Loans

All of our loans are held for investment and are carried at their recorded balance, less an allowance for loan losses and loan discount, and adjusted for deferred loan fees and costs.  We defer loan origination fees and costs and recognize those amounts as an adjustment to the related loan yield on the asset using the interest method.  Loan discounts reflect an offset against accrued interest that has been added to a loan balance under a restructuring arrangement.  They also represent the difference between the purchase price of a loan and the loan balance when a loan is purchased at a discount.  Loan discounts are accreted to interest income as a yield adjustment using the interest method.  Loan discounts on impaired loans are not accreted into income until repayment of the loan is reasonably assured.

Allowance for Loan Losses and Allowance for Losses on Foreclosed Assets

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

Management regularly evaluates our allowance for loan losses based upon our periodic review of the collectability of the loans, historical experience, nature and volume of our loan portfolio, adverse situations that may affect the borrower’s ability to repay, value of the collateral and prevailing economic conditions.  Similarly, management regularly evaluates our allowance for losses on foreclosed assets based on the appraisal value of the asset, the listing price of the property when it is offered for sale, offers made by potential purchasers of the property, potential costs involved in selling the property, the sales price of similar properties recently sold in the surrounding area, and any other information that might affect the value of the asset.  Since evaluations of this nature are inherently subjective, we may have to adjust our allowance for loan losses or our allowance for losses on foreclosed assets as conditions change and new information becomes available.

Recent Accounting Pronouncements

In January 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2014-09 Revenue from Contracts with Customers (Topic 606) provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. GAAP. The revenue recognition policies of almost all entities will be affected by the new guidance in the ASU. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force) clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items eliminates the concept of extraordinary items, but retains the presentation and disclosure guidance for items that are unusual in nature or infrequently occurring and expands the guidance to include items that are both unusual in nature and infrequently occurring. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis made certain targeted revisions to various areas of the consolidation guidance, including the determination of the primary beneficiary of an entity, among others. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies must apply the new requirements in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement helps customers determine whether a cloud computing arrangement includes a software license. For public business entities, the ASU should be applied in annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

Consolidated Financial Condition and Results of Operations

Our Balance Sheet for the Years Ended December 31, 2015 and 2014

			Comparison
	2015	2014	$ Difference	% Difference
	(Audited)	(Audited)
Assets:
Cash	$11,645	$17,251	$(5,606)	(32%)
Loans receivable, net of allowance for loan losses of $1,785 and $2,454 as of December 31, 2015 and 2014, respectively	132,932	131,586	1,346	1%
Accrued interest receivable	545	562	(17)	(3%)
Property and equipment, net	58	87	(29)	(33%)
Debt issuance costs, net	122	112	10	9%
Foreclosed assets, net	3,486	3,931	(445)	(11%)
Other assets	356	366	(10)	(3%)
Total assets	$149,144	$153,895	$(4,751)	(3%)
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$90,237	$93,880	$(3,643)	(4%)
Notes payable	49,915	49,914	1	0%
Accrued interest payable	141	159	(18)	(11%)
Other liabilities	693	1,992	(1,299)	(65%)
Total liabilities	140,986	145,945	(4,959)	(3%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(5,066)	(5,274)	208	(4%)
Total members' equity	8,158	7,950	208	3%
Total liabilities and members' equity	$149,144	$153,895	$(4,751)	(3%)

General.  The $4.8 million decrease in total assets at December 31, 2015 as compared to December 31, 2014 is due primarily to regular principal payments made on our borrowings from financial institutions and the payment of a loan participant’s portion of a mortgage loan payoff that was accrued at December 31, 2014.  Due to liquidity concerns during 2014 and the first six months of 2015, we were forced to temporarily delay the funding of our lending pipeline and could not use the full capacity of our lending team to originate new loans.  Due to the lead time necessary to complete the underwriting and closing of a mortgage loan, it took several months in 2015 to restart the pipeline and begin originating and selling loans.  Because we were able to close several loans in the fourth quarter of 2015, our aggregate total loan balances at December 31, 2015 increased by $1.34 million as compared to 2014.  While the Company was unable to generate substantial increases in the sale of its debt securities in 2015, we believe that this resulted, in part, from the Company’s net loss of $1.89 million which was reported for the year ending December 31, 2014 and its effect on potential investors.  We expect that note sales will increase in 2016 and allow us to increase our loan originations and sale of loan participations.

During the year ended December 31, 2015, gross loans receivable increased by $975 thousand, or 1%, to $136.4 million from $135.4 million at December 31, 2014.  We originated a total of $26.7 million in net loans receivable, which was mitigated by loan principal collections of $4.3 million. In addition, 12 mortgage loans totaling $15.8 million were paid off or were refinanced with another lender.  These payoffs represented both early payoffs of existing loans and non-renewals of maturing loans.  In many cases, non-renewals occur because a loan has fallen outside our lending policies and cannot be refinanced by us.  During 2015, we sold participations in eight loans to other credit unions for a net of $6.1 million.

Our mortgage loan portfolio consists entirely of loans made to evangelical churches and ministries.  All but two of these loans are secured by real estate collateral, while two loans that represent less than 0.1% of our portfolio are unsecured.  Our portfolio carried a weighted average interest rate of 6.33% at December 31, 2015, as compared to 6.28% at December 31, 2014.

Non-performing Assets.  Non-performing assets consist of non-accrual loans, restructured loans, and foreclosed assets, which include real estate properties we now own.  Non-accrual loans include any loan that becomes 90 days or more past due, loans where terms have been modified in a favorable manner to the borrower due to financial difficulty (“troubled debt restructurings”), and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according their modified payment terms without exception for at least six months.  The Company’s non-performing assets include one troubled debt restructuring loan that has performed for six months but has not yet returned to its original terms.

Some of our non-accrual loans are considered collateral-dependent.  A loan is construed to be collateral-dependent when repayment of principal and interest is expected to come solely from the sale of the property from income received on the underlying collateral.  For impaired collateral-dependent loans, any payment of interest we receive from a borrower is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered to be collateral-dependent, we do not accrue interest income, but we recognize income on a cash basis.

We had eight non-accrual loans with a recorded balance of $8.8 million as of December 31, 2015 and 2014.  Seven of these loans are considered collateral-dependent while one was reclassified to non-collateral-dependent during the year ended December 31, 2015 due to the performance of the borrower under a loan modification agreement.  During 2015, ECCU reached a settlement with a title company on a title claim made in connection with a foreclosure action on one of our non-accrual loans and we charged the loan off.  The Company had one additional loan that defaulted during the year which was restructured and put on non-accrual status.

During the third quarter of 2015, ECCU completed real estate purchase agreements on three properties in which we held a participation interest and had recorded as foreclosed assets.  For 2015, we recorded gains on sale of $132 thousand on two of these properties.  We recorded $182 thousand in provisions for loan losses on the third parcel prior to its sale.  We charged off $1.1 million in allowances for loan losses on foreclosed assets related to these sales.  In the fourth quarter of 2015, management determined that a fourth property in which we held an interest was unmarketable.  As a result, we recorded $78 thousand in provisions for losses on this property before writing it off completely.  We charged off $194 thousand in allowances for losses on this property.

The Company did not foreclose on any additional properties during 2015.  As of the date of this Report, the Company has disposed of all but one of its remaining foreclosed real estate assets.

The following table summarizes our non-performing assets:

Non-performing Assets
($ in thousands)

	December 31, 2015	December 31, 2014

Non-Performing Loans:[1]
Collateral Dependent:
Delinquencies over 90-Days	$--	$751
Troubled Debt Restructurings[2]	6,951	6,689
Other Impaired Loans	--	--
Total Collateral Dependent Loans	6,951	7,440
Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Troubled Debt Restructurings	4,941	4,546
Total Non-Collateral Dependent Loans	4,941	4,546
Loans 90 Days past due and still accruing	--	--
Total Non-Performing Loans	11,892	11,986
Foreclosed Assets	3,486	3,931
Total Non-performing Assets	$15,378	$15,917

1  These loans are presented in an amount equal to the unpaid principal less interest payments received which have been recorded against principal.

2  Includes $1.1 million of restructured loans that were over 90 days delinquent as of December 31, 2015 and 2014.

At December 31, 2015, the Company held had nine restructured loans, eight of which were on non-accrual status.  One of these loans was over 90 days delinquent.   For all nine of the restructured loans in our portfolio at December 31, 2015, unpaid accrued interest at the time of the loan restructure was added to the principal balance of the loan.  The amount of interest added was also recorded as a loan discount, which did not increase the net loan balance.  In addition, for each of the nine restructured loans, the interest rate was temporarily decreased and the payments were restructured to a weekly basis from a monthly basis.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan restructured. As of December 31, 2015, we held four foreclosed real properties with a net value of $3.5 million, which includes $1.1 million in valuation allowances against the properties.  Effective as of December 31, 2015, one of the foreclosed properties has been written off.

At December 31, 2014, we had seven restructured loans that were on non-accrual status.  One of these loans was over 90 days delinquent.  We had one non-restructured loan that was over 90 days past due.  As of December 31, 2014, we held seven foreclosed real properties in the amount of $3.9 million, net of $2.4 million in valuation allowances against the properties.

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

In June 2014, we made adjustments to the reserves on several of our impaired loans based on updated collateral valuations as compared to our recorded investment in the loans.  We charged off a $465 thousand reserve taken on one of our impaired loans and recorded $119 thousand in additional reserves due to foreclosure actions or principal write-downs on some of our non-performing loans.  We also reclassified $54 thousand in reserves related to a troubled debt restructuring to loan discounts when management determined that the loan was no longer impaired based on its historical performance and analysis of its future performance.  This discount will be amortized into interest income over the remaining life of the loan.  We also recorded $40 thousand in additional general reserves throughout 2014.

In September 2015, ECCU reached a settlement with a title company on a loan in which we held a 64.8% loan participation interest in connection with a foreclosure action on a mortgage loan.  As a result of the settlement agreement, we were able to reverse $190 thousand in specific reserves previously recorded on this loan. We also charged off $143 thousand in allowances related to the loan.  After charging it off, we also recovered $20 thousand in foreclosure related costs that were reimbursed to us.  Due to the performance of the borrower of one of our other impaired loans, we reclassified the loan from collateral-dependent to non-collateral-dependent.  As a result of this reclassification, we changed our reserve method on this loan from using the difference between the discounted collateral value and our investment in the loan to using the difference between the net present value of expected future cash flows on the loan and our investment.  With this change in the method we use to establish a reserve on this loan investment, we were able to record $400 thousand in credits for loan losses previously taken. In addition, we recorded specific reserves on several other loans which we restructured during the year.

The process of providing adequate allowance for loan losses involves management estimates and, as a result, future losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At December 31, 2015 and December 31, 2014, the allowance for loan losses was $1.8 million and $2.5 million, respectively.  This represented 1.3% and 1.8% of our gross loans receivable at those respective dates.

	Allowance for Loan Losses
	as of and for the

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
Balances:	($ in thousands)
Average total loans outstanding during period	$131,880	$145,002
Total loans outstanding at end of the period	$136,376	$135,401
Allowance for loan losses:
Balance at the beginning of period	$2,454	$2,856
Provision (credit) charged to expense	(524)	252
Charge-offs
Wholly-Owned First	40	584
Wholly-Owned Junior	--	--
Participation First	103	54
Participation Junior	--	--
Total	143	638
Recoveries
Wholly-Owned First	--	--
Wholly-Owned Junior	--	--
Participation First	(20)	--
Participation Junior	--	--
Total	(20)	--

Net loan charge-offs	123	638
Accretion of allowance related to restructured loans	22	16

Balance	$1,785	$2,454

Ratios:
Net loan charge-offs to average total loans	0.09%	0.44%
Provision (credit) for loan losses to average total loans[1]	(0.40)%	0.17%
Allowance for loan losses to total loans at the end of the period	1.31%	1.81%
Allowance for loan losses to non-performing loans	15.01%	20.47%
Net loan charge-offs to allowance for loan losses at the end of the period	6.89%	26.00%
Net loan charge-offs to provision (credit) for loan losses	(23.47)%	253%

NCUA Credit Facilities.  The decrease in NCUA credit facilities is the result of $3.6 million in regular monthly payments we made on our NCUA credit facilities. We did not make any additional principal payments during the year.  The remaining balance on these facilities totals $90.2 million and bears interest at a rate of 2.525% pursuant to agreements entered into with the NCUA in November 2011.  The maturity date for both facilities is October 31, 2018.  For further discussion concerning our borrowings and credit facilities see Item 7, “Credit Facility Borrowings”.

Notes Payable.  Our notes payable consist of debt securities sold under publicly offered debt securities offerings as well as notes sold to accredited investors in private offerings.  Sales of the Company’s  notes are now being handled by our wholly-owned subsidiary, MP Securities, which is a broker-dealer firm subject to regulation by FINRA, the SEC and applicable state regulatory authorities.  The principal balance owed on these notes increased by $1 thousand during 2015.  MP Securities continues to expand its operations and transition into a more diversified financial services firm.  We continue to market our debt securities to new clients as a result of additional sales representatives hired in the last two years and networking agreements reached with ECCU and ACCU.

Members’ Equity.  Total members’ equity increased in 2015 due mainly to our net income of $357 thousand, which was offset by $126 thousand of regular dividend payments and $23 thousand of net profit distributions declared on our Series A Preferred Units. We did not repurchase any ownership units during the years ended December 31, 2015 and 2014.

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

	Years ended		Comparison
	December 31,

	2015	2014	$ Difference	% Difference
Interest income:
Interest on loans	$8,034	$9,044	$(1,010)	(11%)
Interest on interest-bearing accounts	20	42	(22)	(52%)
Total interest income	8,054	9,086	(1,032)	(11%)
Interest expense:
NCUA credit facilities	2,328	2,466	(138)	(6%)
Notes payable	1,787	1,895	(108)	(6%)
Total interest expense	4,115	4,361	(246)	(6%)
Net interest income	3,939	4,725	(786)	(17%)
Provision (credit) for loan losses	(524)	252	(776)	(308%)
Net interest income after provision for loan losses	4,463	4,473	(10)	(0%)
Non-interest income:
Broker-dealer commissions and fees	525	137	388	283%
Other lending income	307	198	109	55%
Total non-interest income	832	335	497	148%
Non-interest expenses:
Salaries and benefits	2,871	2,397	474	20%
Marketing and promotion	104	96	8	8%
Office occupancy	142	143	(1)	(1%)
Office operations	1,293	1,109	184	17%
Foreclosed assets, net	(20)	2,362	(2,382)	(101%)
Legal and accounting	527	584	(57)	(10%)
Total non-interest expenses	4,917	6,691	(1,774)	(27%)
Income (loss) before provision for income taxes	378	(1,883)	2,261	(120%)
Provision for income taxes and state LLC fees	21	12	9	75%
Net income (loss)	$357	$(1,895)	$2,252	(119%)

In 2015, we recognized net income of $357 thousand due in large part to credits taken in our provisions for loan losses.  As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2015, as compared to 2014 were:

Reduction in Interest Income on Our Mortgage Loan Investments.

Interest income on our mortgage loan investments decreased by 11% in 2015 as compared to 2014.  This is consistent with the 12% decrease in average interest-earning loans from $136.7 million for the year ended December 31, 2014 to $121.0 million for the year ended December 31, 2015.  Although our average balances in interest-bearing accounts with other institutions increased by 72%, the interest income recognized on those accounts decreased by 52% as the rates earned on those accounts decreased.  We moved much of our cash from ECCU to other institutions to avoid concentration risk, but it decreased the yield we earned on our interest-bearing accounts.

Reduction in Net Interest Income.

Interest expense on our borrowings decreased during the year due to principal payments made on our NCUA borrowings and lower rates paid on our debt securities.  While the average balance of our investor notes increased from December 31, 2014 as compared to December 31, 2015, we replaced the Class A Notes as they matured with our new Class 1 Notes, which bear interest at an average of 3.14% compared to 3.82% for Class A Notes in 2014.  Our average borrowings from financial institutions decreased by $5.4 million as compared to 2014 due to regular principal payments made throughout 2015, as well as $2.5 million of additional principal payments made during 2014.   Despite the 6% reduction in interest expense from 2014, the 11% decrease in interest income resulted in a 17% decrease in net interest income for the year.

Credits in Provisions for Loan Losses.

We reported credits for loan loss provisions of $524 thousand for the year ended December 31, 2015 as compared to provisions of $252 thousand for the year ended December 31, 2014. In 2014, we increased our general reserves by $40 thousand and recorded $465 thousand in specific reserves on an impaired loan.  However, we also reduced some of the specific reserves on other impaired loans as our investment in those loans decreased relative to the collateral value of the properties which served as collateral for the loan.  For 2015, we reversed $190 thousand in provisions previously taken on an impaired loan when ECCU reached a settlement with the title insurance company on a title claim made in connection with a foreclosure action on a mortgage loan in which we held a 64.8% loan participation interest.  We also reversed $400 thousand in loan loss provisions previously taken when we changed the classification of an impaired loan to non-collateral-dependent.  We recorded several small allowances in 2015 on other impaired loans when they were restructured.  Despite the significant credit for loan losses, our reduced net interest income caused our net interest income after provisions to decrease by $10 thousand for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Improvements in Non-Interest Related Income.

We received other income of $832 thousand in the year ended December 31, 2015 which is an increase of $497 thousand from the year ended December 31, 2014.  We recognized an additional $109 thousand in other lending income in 2015.  While we recognized $21 thousand less in gains on loan sales, we collected an additional $48 thousand in late charges related to one loan, an additional $59 thousand in servicing fees as we increased the number of loan participations we sold, and recording $25 thousand in additional lending fees related mainly to originating loans and extending the maturity date of some of our existing loans when we negotiate a renewal.  We also earned $388 thousand in additional income in 2015 related to our broker-dealer subsidiary.  Adding new sales personnel and utilizing our networking agreements with credit unions allowed us to recognize $252 thousand in additional commissions on insurance products and annuities, $55 thousand in additional advisory fees, and $81 thousand in commissions on transactions involving mutual funds and other investment products.

Decline in Non-Interest Expense.

Our non-interest expenses for the year ended December 31, 2015 decreased by $1.8 million from the year ended December 31, 2014. This is entirely related to $2.4 million in additional provisions for losses on foreclosed assets taken on one of our properties during 2014.  We reached several favorable real estate purchase agreements on several of our real estate owned assets in 2015, and as such, we were able to avoid having to report significant expenses on our foreclosed assets in 2015.  Outside of those provisions, non-interest expenses increased by $608 thousand.  Salaries and benefits expenses increased by $474 thousand as we hired five new employees during the year and we accrued $222 thousand in salary and benefits expenses in severance payments to be paid to our former Chief Executive Officer as a result of his retirement.

Reduction in Office, Marketing and Other Expenses.

Marketing expenses stayed fairly consistent as we did not undertake any new marketing projects.  A vast majority of our marketing is done via personal contact by our lending and broker-dealer staff.  Office occupancy expenses were also consistent as we have not added any new offices.  Legal and accounting expenses decreased by $57 thousand as we competed the registration of our Class 1 Notes, and incurred less foreclosure and loan workout related expenses as most of the work on those projects was completed in 2014.  We also incurred less in consulting expenses at MP Securities, as we relied less on outside consultants for compliance matters.

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

	Years ended		Comparison
	December 31,

	2014	2013	$ Difference	% Difference
Interest income:
Interest on loans	$9,044	$9,390	$(346)	(4%)
Interest on interest-bearing accounts	42	83	(41)	(49%)
Total interest income	9,086	9,473	(387)	(4%)
Interest expense:
Borrowings from financial institutions	2,466	2,572	(106)	(4%)
Notes payable	1,895	2,030	(135)	(7%)
Total interest expense	4,361	4,602	(241)	(5%)
Net interest income	4,725	4,871	(146)	(3%)
Provision for loan losses	252	9	243	2700%
Net interest income after provision for loan losses	4,473	4,862	(389)	(8%)
Non-interest income	335	168	167	99%
Non-interest expenses:
Salaries and benefits	2,397	2,563	(166)	(6%)
Marketing and promotion	96	114	(18)	(16%)
Office occupancy	143	140	3	2%
Office operations	1,109	1,146	(37)	(3%)
Foreclosed assets, net	2,362	(240)	2,602	1084%
Legal and accounting	584	699	(115)	(16%)
Total non-interest expenses	6,691	4,422	2,269	51%
Income (loss) before provision for income taxes	(1,883)	608	(2,491)	(410%)
Provision for income taxes	12	16	(4)	(25%)
Net income (loss)	$(1,895)	$592	$(2,487)	(420%)

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

•

despite hiring a new salesperson and administrative staffperson for our broker-dealer subsidiary, we had a 6% decrease in salary and benefits expenses primarily due to delayed staff hirings and completing severance payments made to our former Chief Executive Officer that were accrued in 2013;

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

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Years Ended December 31,
	(Dollars in Thousands)
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$16,323	$20	0.12%	$9,467	$42	0.44%
Interest-earning loans [1]	120,951	8,034	6.64%	136,699	9,044	6.62%
Total interest-earning assets	137,274	8,054	5.87%	146,166	9,086	6.22%
Non-interest-earning assets	11,918	--		10,007	--
Total Assets	149,194	8,054	5.40%	156,173	9,086	5.82%
Liabilities:
Public offering notes – Class A	33,291	1,246	3.74%	38,444	1,470	3.82%
Public offering notes – Class 1	6,474	203	3.14%	--	--	--%
Public offering notes – Alpha Class	--	--	--%	31	--	0.65%
Special offering notes	3,252	112	3.44%	3,825	161	4.21%
International notes	146	4	2.74%	377	13	3.45%
Subordinated notes	3,502	166	4.74%	5,049	242	4.79%
Secured notes	1,660	56	3.37%	306	9	2.94%
NCUA credit facilities	92,191	2,328	2.53%	97,638	2,466	2.53%
Total interest-bearing liabilities	$140,516	$4,115	2.93%	$145,670	$4,361	2.99%
Net interest income		$3,939			$4,725
Net interest margin [2]			2.64%			3.03%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $137.3 million during the year ended December 31, 2015, from $146.2 million, a decrease of $8.9 million or 6%. The average yield on these assets decreased to 5.87% for the year ended December 31, 2015 as compared to 6.22% for the year ended December 31, 2014.  The yield on interest-earning loans increased to 6.64% from 6.62% due to an increase in the weighted average interest rate of our loan portfolio from 6.28% to 6.33%.  The yield on our interest-earning accounts with other financial institutions decreased to 0.12% for the year ended December 31, 2015 as compared to 0.44% for the year ended December 31, 2014.  For cash management purposes and in an effort to decrease concentration risk, we transferred much of our cash to accounts that produce a lower yield.  In addition, our cash balances comprised a much larger portion of our interest-earning assets in 2015 as we decided to increase our efforts to fund loans in our pipeline in the second half of 2015 after experiencing liquidity issues for much of 2014 and the first six months of 2015.  This shift in cash balances, the comparatively larger proportion of cash, and the decrease in loan yield caused our yield on interest-earning assets to decline.  Due to these factors, the yield on all of our assets decreased by 42 basis points from 5.82% for the year ended December 31, 2014 to 5.40% for the year ended December 31, 2015.

Average interest-bearing liabilities, consisting primarily of investor notes and credit facility borrowings payable, decreased to $140.5 million during the year ended December 31, 2015, from $145.7 million during 2014. The average rate paid on these liabilities decreased to 2.93% for the year ended December 31, 2015, from 2.99% for 2014. The decrease in the rate paid on interest-bearing liabilities was the result of lower interest rates paid on our investor debt securities.  While LIBOR rates steadily increased in 2015, we eliminated a class of notes in our Class 1 Notes offering that paid higher than average rates.  The average rates paid on our notes decreased from 3.82% during the year ended December 31, 2014 to 3.70% for the year ended December 31, 2015. The interest rate on our NCUA borrowings is fixed at 2.525% until the facility matures in 2018.

Net interest income for the year ended December 31, 2015 was $3.9 million, which was a decrease of $786 thousand, or 17%, from the prior year. Net interest margin decreased from 3.03% for the year ended December 31, 2014 to 2.64% for the year ended December 31, 2015.

	Average Balances and Rates/Yields
	For the Years Ended December 31,
	(Dollars in Thousands)
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$9,467	42	0.44%	$10,044	$83	0.83%
Interest-earning loans [1]	136,699	9,044	6.62%	140,363	9,390	6.69%
Total interest-earning assets	146,166	9,086	6.22%	150,407	9,473	6.30%
Non-interest-earning assets	10,007	--		10,597	--	--
Total Assets	156,173	9,086	5.82%	161,004	9,473	5.88%
Liabilities:
Public offering notes – Class A	38,444	1,470	3.82%	38,071	1,550	4.07%
Public offering notes – Alpha Class	31	0	0.65%	776	29	3.74%
Special offering notes	3,825	161	4.21%	7,191	339	4.71%
International notes	377	13	3.45%	386	13	3.37%
Subordinated notes	5,049	242	4.79%	1,996	94	4.71%
Secured notes	306	9	2.94%	168	5	2.98%
NCUA credit facilities	97,638	2,466	2.53%	101,866	2,572	2.53%
Total interest-bearing liabilities	$145,670	$4,361	2.99%	$150,454	$4,602	3.06%
Net interest income		$4,725			$4,871
Net interest margin [2]			3.03%			3.03%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $146.2 million during the year ended December 31, 2014, from $150.4 million, a decrease of $4.2 million or 3% at December 31, 2013. The average yield on these assets decreased to 6.22% for the year ended December 31, 2014 from 6.30% for the year ended December 31, 2013.  The yield on interest-earning loans decreased to 6.62% from 6.69% due to a $66 thousand decrease in accretion of allowances related to restructured loans and a decrease in the weighted average interest rate of our loan portfolio from 6.33% to 6.28%.  The yield on our interest-earning accounts with other financial institutions decreased to 0.44% for the year ended December 31, 2014 as compared to 0.83% for the year ended December 31, 2013.  For cash management purposes, we transferred much of our cash to accounts that produce a lower yield.  This shift in cash balances and the decrease in loan yield caused our yield on interest-earning assets to decline.  However, due to the decrease in average non-interest-earning assets, the yield on all of our assets only decreased by 6 basis points from 5.88% for the year ended December 31, 2013 to 5.82% for the year ended December 31, 2014.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$19	$(41)	$(22)
Total loans	(839)	(171)	(1,010)
	(820)	(212)	(1,032)
Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(193)	(31)	(224)
Public offering notes – Class 1	203	--	203
Public offering notes – Alpha Class	--	--	--
Special offering notes	(22)	(27)	(49)
International notes	(7)	(2)	(9)
Subordinated notes	(73)	(3)	(76)
Secured notes	46	1	47
NCUA credit facilities	(138)	--	(138)
	(184)	(62)	(246)
Change in net interest income	$(636)	$(150)	$(786)

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(5)	$(36)	$(41)
Total loans	(263)	(83)	(346)
	(268)	(119)	(387)
Increase (Decrease) in Interest Expense:
Public offering notes – Class A	15	(95)	(80)
Public offering notes – Alpha Class	(16)	(13)	(29)
Special offering notes	(145)	(33)	(178)
International notes	--	--	--
Subordinated notes	147	1	148
Secured notes	4	--	4
NCUA credit facilities	(107)	1	(106)
	(102)	(139)	(241)
Change in net interest income	$(166)	$20	$(146)

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

The allowance for loan losses decreased from $2.5 million at December 31, 2014 to $1.8 million at December 31, 2015.  As previously enumerated, several factors led to the decrease in the balance of our allowance for loan losses for the year ended December 31, 2015.  We reversed $190 thousand in specific reserves previously recorded on one of our impaired loans.  We also charged off $103 thousand related to that loan when ECCU, the lead lender on the loan, reached a settlement agreement with the title company related to a title claim made under the policy.  We held a 64.8% loan participation interest in this mortgage loan.  We also charged off an additional $40 thousand related to an agreement entered into on one of our impaired loans.  We reversed $400 thousand in reserves we had taken on a loan when we determined that its impairment status had changed.  In this instance, we entered into a modification agreement with the borrower and the borrower has continued to meet its obligations under this agreement.  We accreted $22 thousand to income on troubled debt restructurings as the present value of the loans changed with the passage of time.  Finally, we recorded $86 thousand in additional provisions, mainly related to increasing the principal balance of impaired loans that we restructured during the year; these provisions were related to cash advanced on these loans to assist the ministries and not to any interest or late fees capitalized on the loans.  A discount is recorded to offset those amounts.

The activity in the allowance for loan losses for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014

Balance, beginning of period	$2,454	$2,856
Provision (credit) for loan loss	(524)	252
Chargeoffs	(143)	(584)
Recoveries	20	--
Transfer to loan discount	--	(54)
Accretion of allowance related to restructured loans	(22)	(16)
Balance, end of period	$1,785	$2,454

Impaired Loans

As of December 31, 2015 and 2014, the balances of impaired loans were as follows:

	December 31,	December 31,
	2015	2014

Impaired loans with an allowance for loan loss	$10,012	$8,696
Impaired loans without an allowance for loan loss	1,880	3,290
Total impaired loans	$11,892	$11,986

Allowance for loan losses related to impaired loans	$1,115	$1,670
Total non-accrual loans	$8,779	$8,805
Total loans past due 90 days or more and still accruing	$--	$--

Information regarding interest income recognized on impaired loans for the years ended December 31, 2015 and 2014, is as follows:

	2015	2014

Average investment in impaired loans	$11,348	$13,593

Interest income recognize on impaired loans	261	250
Interest income recognized on impaired loans attributable to their change in present value	22	16
Total interest income recognized on impaired loans	$283	$266

No additional funds were committed to be advanced in connection with impaired loans as of December 31, 2015.

Cash and Cash Equivalents

We experienced a decrease in our cash during the twelve months ended December 31, 2015 in the amount of $5.6 million, as compared to a net increase of $9.8 million for the twelve months ended December 31, 2014. The decrease is primarily due to regular payments made on our credit facilities and a large payment made to a participant in one of our loans when the loan was paid off.

Net cash used by operating activities totaled $1.7 million for the twelve months ended December 31, 2015, a decrease of $3.5 million from $1.8 million provided by operating activities during the twelve months ended December 31, 2014.  This is due to the payment made to a participant in one of our loans when we received a loan payoff on the last day of 2014 and remitted the participant’s portion of the payoff in January of 2015.  In addition, much of our positive net income in 2015 was related to non-cash items such as credits for loan losses and credits for losses on foreclosed assets.

Net cash used by investing activities totaled $58 thousand during the twelve months ended December 31, 2015, compared to $12.0 million provided during the twelve months ended December 31, 2014, a decrease of $12.1 million. This difference is attributable to a decrease in loan sales as we had significant cash reserves and did not need to sell loans to fund new ones.  We also had fewer loan payoffs in 2015 as compared to 2014, which decreased the amount of principal we collected from borrowers.  We expected to originate more loans than we did in 2015; however, it took longer to move new loans through our loan pipeline after slowing down our loan funding efforts for most of in 2014 and for the first six months of 2015.  Our loan originations increased substantially in the fourth quarter of 2015, and we expect that trend to continue in 2016.  These fundings will rely on loan participation sales, which we also expect to increase in 2016.

Net cash used in financing activities totaled $3.9 million for the twelve-month period ended December 31, 2015, a decrease of $199 thousand used from $4.1 million used in financing activities during the twelve months ended December 31, 2014.  We did not increase our investor notes payable in 2015, while we received cash from additional sales of notes payable in 2014 of $2.2 million. We made $2.4 million less in principal payments on our borrowings as we were not required to make any additional principal paydowns during 2015.

Liquidity and Capital Resources

We rely on cash generated from our operations, cash reserves and proceeds from the sale of loan participations and investor notes to meet our obligations as they arise.  From time to time, we also raise additional capital through the sale of debt securities.  In addition, we have begun to generate non-interest income, chiefly commissions on securities sales and fees earned from managing client investments through our wholly-owned broker-dealer, MP Securities.  We require cash to originate and acquire new mortgage loans, repay indebtedness, make interest payments to our note investors and pay expenses related to our general business operations.  We intend to continue our current liquidity plan which relies primarily on cash generated by operations, cash reserves and proceeds from the sale of debt securities.  However, we intend to supplement this liquidity plan by expanding loan participation sales as well as through the generation of additional sources of non-interest income.

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

We are also susceptible to withdrawal requests made by large note investors, ministries and churches that can adversely affect our liquidity.  We believe that our available cash, cash flow from operations, net interest and other fee income will be sufficient to fund our liquidity requirements for the next 12 months.  Should our liquidity needs exceed our available sources of liquidity, we believe we could sell a mortgage loan investments at par to raise additional cash; however, we also must maintain adequate collateral consisting of loans receivable and cash to secure our NCUA Credit Facilities.

We may not be able to obtain desired financing from an institutional lender on terms and conditions acceptable to us.  If we are unable to obtain additional capital funding to replace and/or supplement our NCUA Credit Facilities in 2018, our ability to grow our business and meet our strategic objectives will be constrained.  During the first six months of 2014, our ability to fund and originate loans was significantly impacted due to liquidity concerns.  Due to investor withdrawal requests and the repayment of matured notes, our liquidity ratio decreased to 7.49% at March 31, 2014.  We temporarily postponed the origination of loans in order to restore our cash balances to adequate levels.  This disrupted the timing of underwriting and funding for the loans in our origination pipeline and delayed the funding of new loans for several quarters.  We were able to increase our liquidity ratio to 31% at December 31, 2014 and resume our loan lending initiatives.  While these lending initiatives took longer to resume than we anticipated, we funded $14.3 million in loans in the fourth quarter of 2015.  Our liquidity ratio was 21.38% at December 31, 2015, which is well within our policy and operational comfort.  Our liquidity ratio is calculated as our cash balance divided by our total liabilities less the portion of our line of credit facilities due after one year.  Our target liquidity ratio was 16% at December 31, 2015.

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

Due to suitability and investment concentration limitations for investments made in our publicly offered debt securities, some of our investors were prevented from renewing or making investments in our publicly offered debt securities.  Due to those restrictions, the renewal rate fell to 34% in 2013.  The renewal rate increased to 53% for 2014 and 55% for 2015, as we added new clients that qualified under these suitability restrictions and offered other investment products to investors whom may need to diversify their investments.  We have also hired additional sales personnel at MP Securities in the last two years to improve our sales capabilities. We have also added our publicly offered Class 1 Notes and privately offered secured investment notes as additional investment options that we make available to our investors.  While we do not expect that our investor renewal rate will immediately return to the historic renewal rates we enjoyed prior to 2012, we expect continued improvement in our investor renewal rates over the next few years.

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

We are also continuing to explore the possibility of obtaining a line of credit facility that would provide short-term financing for funding new loans which we would then offer for sale in the participation market.  We are seeking to partner with other credit unions that may have an interest in originating or investing in new business loans that are made to churches and ministries that meet our underwriting guidelines.  We are also negotiating with NCUA to extend the maturity date of our credit facilities to avoid any liquidity issues that might be creating by attempting to make a large balloon payment in October 2018.  By developing new financing resources such as loan participations and institutional financing arrangements, we believe that we can attract new capital while generating profitable returns.

Credit Facilities Developments

As of December 31, 2015, our credit facilities’ commitments, amounts available and principal amounts outstanding were as follows:

National Credit Union Administration Facilities

On November 4, 2011, we and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union entered into an $87.3 million credit facility refinancing transaction which amended and restated a $100 million credit line we entered into with Members United on May 7, 2008.  On the same date, we and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union entered into a $23.5 million credit facility which amended and restated a credit facility agreement we had previously reached with WesCorp.  Both NCUA Facilities and any interest due will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the facility may not be re-borrowed.

The NCUA Facilities also include covenants which prevent us from renewing or extending a loan pledged as collateral under these facilities unless certain conditions have been met and requiring the borrower to deliver current financial statements to us.  Under the terms of the NCUA Facilities, we have established a lockbox maintained for the benefit of the NCUA that will receive all payments made by collateral obligors.  Our obligation to repay the outstanding balance on these facilities may be accelerated upon the occurrence of an “Event of Default” as defined in the agreement.  Such events of default include, among others, failure to make timely payments due under the NCUA Facilities, or our breach of any of our covenants.

The NCUA Facilities require collateral to be maintained in the form of loans receivable pledged to secure the facilities.  The facility which was an amendment of our Members United Facility required the total balance of the loans securing the facility to be 128% of the facility’s balance.  The WesCorp-amended facility required a collateralization ratio of 150%.  On March 30, 2015, we reached an agreement with the NCUA to amend the minimum collateralization covenants of both facilities, in addition to permitting the Company to deliver cash to meet minimum collateralization covenants.  See below for a list of the amendments made to the facilities as compared to the original agreement.

Amendments to our Credit Facility Agreements

On March 30, 2015, we and the NCUA agreed toan Amendment to the Loan and Security Agreement (the “LSA Amendments”) for both the Members United Credit Facility and the WesCorp Credit Facility.  Under the terms of the LSA Amendments, significant changes were made, which are disclosed in a table in Note 8, NCUA Credit Facilities.  For further information, please see this note in our accompanying audited consolidated financial statements for the year ended December 31, 2015.

Investor Notes

We also rely on the sale of our investor notes to provide the funding for origination and purchase of mortgage loan assets and fund our general operations.  As of December 31, 2015, a total of $49.9 million of our investor debt securities were issued and outstanding.  For further information on our investor notes, see Note 9, Notes Payable in our accompanying audited consolidated financial statements for the year ended December 31, 2015.  Historically, we have offered investor notes under offerings registered with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May 2007.  We discontinued the sale of our Alpha Class Notes in April, 2008.  As of December 31, 2015, none of these notes remained outstanding.

In addition to our Alpha Class Notes, in April 2008, we registered with the SEC an offering of $80.0 million of new Class A Notes that consisted of three series of notes, including a fixed series, flex series and variable series.  We registered an additional $100.0 million in Class A Notes with the SEC in June, 2010, and on June 24, 2011, we filed a registration statement with the SEC seeking to register an additional $75 million of our Class A Notes.  The Class A Notes offering expired on December 31, 2014 and no additional Class A Notes were sold in 2015.  As of December 31, 2015, $25.4 million in Class A Notes were outstanding.

The Class A Notes offering was replaced in January 2015 with the Class 1 Notes offering.  We registered $85 million of our Class 1 Notes in two series – fixed and variable notes.  The registration was declared effective on January 6, 2015.  Similar to our Class A Notes, our Class 1 Notes are all unsecured debt securities. The interest rates we pay on the fixed series notes are determined by reference to the “swap index”, an index that is based upon a weekly average swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued.  These notes bear interest at the swap index plus a rate spread of 1.70% to 2.50% and are issued in maturities ranging from 12 to 84 months.  The interest rates we pay on the variable series notes are determined by reference to the variable index in effect on the date the interest rate is set and bear interest at a rate of the swap index plus a rate spread of 1.50% to 1.80%.  Effective as of January 6, 2015, the variable index is defined under the Class 1 Notes as the three month LIBOR rate.  As of December 31, 2015, $15.9 million in Class 1 Notes were outstanding.

In addition to Class 1 Notes, we offer notes under several private placement offerings.  In March 2013, we began offering Series 1 Subordinated Capital Notes and International Notes to accredited investors, as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.  Effective as of January 15, 2015, we commenced the offering of our Secured Investment Notes under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.  The Secured Investment Notes are secured by either 100% of their outstanding balance in cash or 105% of their outstanding balance in loans receivable.  Investors have to meet certain criteria in order to purchase these notes and are also subject to suitability restrictions.  At December 31, 2015, $2.3 million, $3.4 million, and $52 thousand of our Secured Investment Notes, Subordinated Capital Notes, and International Notes were outstanding, respectively.

Of the $49.9 million in investor notes that are outstanding at December 31, 2015, $7.5 million are available to be withdrawn at any time without penalty while an additional $11.0 million will mature in 2016.  Historically, we have experienced a high rate of renewal or reinvestment by our note holders upon maturity of their notes.  We believe the historical record of repeat purchasers by our debt security investors supports our confidence in the future viability of our investor note program.

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

The MU Credit Facility and WesCorp Credit Facility Extension agreements contain a number of standard borrowing covenants, including affirmative covenants to maintain good and indefeasible title to the pledged collateral free and clear of all liens, to maintain a lockbox for the benefit of the lender to collect payments from borrowers on the collateral notes and comply with customary covenants for a transaction of this nature.  In addition, unless otherwise waived by the NCUA, we may not renew or extend an underlying mortgage loan unless a recent appraisal is completed for such mortgaged property, the loan continues to be amortized over the same period as the prior note and requires the borrower to submit quarterly financial statements in the event the borrower has negative annual net income or a debt service coverage ratio of less than 1.0 to 1.0.  We are in compliance with these covenants as of December 31, 2015.

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

In connection with the above-mentioned strategy, we simulate the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon.  Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under a 200 basis point increase in the interest rates as of December 31, 2015:

Change (in basis points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
+200	$5,553	$170	3.16%	3.67%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments.  The above profile illustrates that, if there were an immediate and sustained increase of 200 basis points in interest rates, our net interest income would increase by $170 thousand over the “base case” (i.e., no interest rate change) and our net interest margin would increase from 3.56% to 3.67%.  Our net interest margin will increase if rates rise.  We did not consider a decrease in interest rates in our analysis as interest rates remain at relatively low levels and have been increasing in the last year.  Based upon the review of management and our Board, we consider the results indicated by the report to be acceptable.

The following table sets forth our maturity gap for interest-earning assets and interest-bearing liabilities as of the period indicated.  For purposes of the following table, an asset or liability is considered to mature based on its contractual terms.  Actual payment patterns may differ from contractual payment patterns.

	Maturity Analysis
	as of December 31, 2015
	Amounts Subject to Maturity Within (dollars in thousands)
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Non-Maturity	Total
Assets
Cash with financial institutions	$11,645	$--	$--	$--	$--	$--	$--	$11,645
Loans, net of deferred fees	24,442	20,733	18,311	10,619	7,590	53,831	--	135,526
Allowance for loan losses and loan discount	--	--	--	--	--	--	(2,594)	(2,594)
Noninterest earning assets	--	--	--	--	--	--	4,567	4,567
Total assets	$36,087	$20,733	$18,311	$10,619	$7,590	$53,831	$1,973	$149,144

Liabilities
Borrowings from financial institutions	$3,743	$3,845	$82,649	$--	$--	$--	$--	$90,237
Notes payable	18,504	10,486	8,374	7,403	5,148	--	--	49,915
Other liabilities	--	--	--	--	--	--	834	834
Members' equity	--	--	--	--	--	--	8,158	8,158
Total liabilities and members' equity	$22,247	$14,331	$91,023	$7,403	$5,148	$--	$8,992	$149,144

Maturity gap	$13,840	$6,402	$(72,712)	$3,216	$2,442	$53,831	$(7,019)	$--
Cumulative maturity gap	$13,840	$20,242	$(52,470)	$(49,254)	$(46,812)	$7,019	$--	$--

The preceding table indicates that we have a positive one-year cumulative gap of $13.8 million at December 31, 2015.  This indicates that funds expected to become available in the next year due to maturing assets are greater than interest-bearing liabilities coming due in the next year.  Certain notes payable have contractual maturities of 72 months but can be withdrawn in whole or in part at any time prior to maturity without restriction.  While historically our investors have not withdrawn all of these funds prior to their maturity, for purposes of the maturity analysis above, these notes are included in the Year 1 maturity column.

When an increase in interest rates will help the entity and a decrease in interest rates will hurt the entity, the entity is considered to be asset sensitive.  Currently, our balance sheet is asset sensitive as the amount of assets maturing is greater than the amount of liabilities maturing over the next year.  In the view of management, this sensitivity will not have a material adverse impact on the Company’s financial position and results of operations for 2016.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Table of Contents
Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 – F-47

Report of Independent Registered Public Accounting Firm

To The Members

Ministry Partners Investment Company, LLC

Brea, California

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Ministry  Partners Investment Company, LLC and subsidiaries (the Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Company, LLC and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

Glendale, California

March 30, 2016

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2015 and 2014

(Dollars in Thousands except for Unit Data)

	2015	2014
Assets:
Cash	$11,645	$17,251
Loans receivable, net of allowance for loan losses of $1,785 and $2,454 as of December 31, 2015 and 2014, respectively	132,932	131,586
Accrued interest receivable	545	562
Property and equipment, net	58	87
Debt issuance costs, net	122	112
Foreclosed assets, net	3,486	3,931
Other assets	356	366
Total assets	$149,144	$153,895
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$90,237	$93,880
Notes payable	49,915	49,914
Accrued interest payable	141	159
Other liabilities	693	1,992
Total liabilities	140,986	145,945
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding	1,509	1,509
Accumulated deficit	(5,066)	(5,274)
Total members' equity	8,158	7,950
Total liabilities and members' equity	$149,144	$153,895

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014
Interest income:
Interest on loans	$8,034	$9,044
Interest on interest-bearing accounts	20	42
Total interest income	8,054	9,086
Interest expense:
Borrowings from financial institutions	2,328	2,466
Notes payable	1,787	1,895
Total interest expense	4,115	4,361
Net interest income	3,939	4,725
Provision (credit) for loan losses	(524)	252
Net interest income after provision (credit) for loan losses	4,463	4,473
Non-interest income:
Broker-dealer commissions and fees	525	137
Other lending income	307	198
Total non-interest income	832	335
Non-interest expenses:
Salaries and benefits	2,871	2,397
Marketing and promotion	104	96
Office occupancy	142	143
Office operations and other expenses	1,293	1,109
Foreclosed assets, net	(20)	2,362
Legal and accounting	527	584
Total non-interest expenses	4,917	6,691
Income (loss) before provision for income taxes	378	(1,883)
Provision for income taxes and state LLC fees	21	12
Net income (loss)	$357	$(1,895)

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2015 and 2014

(Dollars in Thousands)

	Series A Preferred		Class A Common
	Units		Units
	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Total

Balance, December 31, 2013	117,100	$11,715	146,522	$1,509	$(3,281)	$9,943
Net loss	--	--	--	--	(1,895)	(1,895)
Dividends on preferred units	--	--	--	--	(98)	(98)

Balance, December 31, 2014	117,100	11,715	146,522	1,509	(5,274)	7,950
Net income	--	--	--	--	357	357
Dividends on preferred units	--	--	--	--	(149)	(149)

Balance, December 31, 2015	117,100	$11,715	146,522	$1,509	$(5,066)	$8,158

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$357	$(1,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	45	49
Provision (credit) for loan losses	(524)	252
Charge-offs of allowances for loan losses	(143)	--
Recoveries of loan charge-offs	20	--
Provision (credit) for foreclosed asset losses	(11)	2,431
Amortization of deferred loan fees	(175)	(356)
Amortization of debt issuance costs	114	84
Accretion of allowance for loan losses on restructured loans	(22)	(16)
Accretion of loan discount	(44)	(24)
Gain on sale of loans	(49)	(71)
Gain on sale of foreclosed assets	(132)	(5)
Changes in:
Accrued interest receivable	17	45
Other assets	59	52
Other liabilities and accrued interest payable	83	1,291
Net cash provided (used) by operating activities	(405)	1,837
Cash Flows from Investing Activities
Loan originations	(26,651)	(26,499)
Loan sales	6,057	13,604
Loan principal collections, net	18,703	24,714
Foreclosed asset sales	588	210
Purchase of property and equipment	(16)	(17)
Net cash provided by investing activities	(1,319)	12,012
Cash Flows from Financing Activities
Change in NCUA credit facilities	(3,643)	(6,024)
Net changes in notes payable	1	2,247
Debt issuance costs	(124)	(165)
Dividends paid on preferred units	(116)	(139)
Cash used by financing activities	(3,882)	(4,081)

Net increase (decrease) in cash	(5,606)	9,768
Cash at beginning of period	17,251	7,483
Cash at end of period	$11,645	$17,251

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,132	$4,365
Income taxes and state LLC fees paid	$15	$14
Non-cash Investing and Financing Activities
Transfer of loans to foreclosed assets	$--	$3,260

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Note 1.Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company (“LLC”) on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  The Asset Management Assistance Center owns only Series A Preferred Units, while our credit union equity holders own both our Class A Common Units and Series A Preferred Units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt securities and through other borrowings.  When the Company was formed, substantially all of the Company’s loans were purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. Currently the Company primarily originates church and ministry loans independently, and also from time to time purchases loans from credit unions other than ECCU. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 30 states, with the largest number of loans made to California borrowers.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. Effective as of July 14, 2010, MP Securities was qualified to transact business in the State of California.  On March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  In October 2012 MP Securities began acting as a selling agent for the Company’s Class A Notes offering that has been offered under a registration statement declared effective by the U.S. Securities and Exchange Commission (“SEC”).  In January 2015, MP Securities began acting as a selling agent for the Company’s Class 1 Notes offering.  In November 2012, MP Securities also began selling investments in mutual funds.

In March 2013, MP Securities began selling the Company’s Series 1 Subordinated Capital Notes and 2013 International Notes. Also in March 2013, MP Securities received a license from the California Department of Insurance to act as a Resident Insurance Producer d/b/a Ministry Partners Insurance Agency.  On July 11, 2013, MP Securities executed a new membership agreement with FINRA which authorized it to act on a fully disclosed basis with a clearing firm to expand its brokerage activities. In addition, on July 11, 2013, the State of California granted its approval for MP Securities to provide registered investment advisory services. Finally, on September 26, 2013, MP Securities entered into a clearing firm agreement with Royal Bank of Canada Dain Rauscher (RBC Dain), thereby enabling MP Securities to open brokerage accounts for its customers. On March 14, 2013, the Company received a resident license from the California Department of Insurance to act as an Insurance Producer under the name Ministry Partners Insurance Agency, LLC (MPIA).   MPIA has reached agreements with multiple insurance companies to offer their life and disability insurance products, as well as fixed and variable annuities.  MP Securities can now offer a broad scope of investment services that will enable it to better serve the Company’s clients and customers.

Due to its broad offering of products and services, MP Securities is directly regulated by the following federal and state entities:  the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), the California Department of Business Oversight, and the California Department of Insurance.  In addition, MP Securities is licensed with the state insurance or securities divisions in every state in which business is conducted. Through December 31, 2015, MP Securities was licensed for insurance in 17 states and for investments in 25 states.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of December 31, 2015 and 2014.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrothe Companyr’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.  When the Company modifies the terms of a loan for a borrower that is experiencing financial difficulties, a troubled debt restructuring is deemed to have occurred and the loan is classified as impaired.  Loans or portions thereof are charged off when they are determined by management to be uncollectible.  Uncollectability is evaluated periodically on all loans classified as “Loans of Lesser Quality.”  As the Company has an established practice of working to explore every possible means of repayment with its borrowers, it has historically not charged off a loan until the borrower has exhausted all reasonable means of making loan payments from cash flows, at which point the underlying collateral becomes subject to foreclosure.  Among other variables, management will consider factors such as the financial condition of the borrower, and the value of the underlying collateral in assessing uncollectability.

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

Recent Accounting Pronouncements

In January 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2014-09 Revenue from Contracts with Customers (Topic 606) provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. GAAP. The revenue recognition policies of almost all entities will be affected by the new guidance in the ASU. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force) clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items eliminates the concept of extraordinary items, but retains the presentation and disclosure guidance for items that are unusual in nature or infrequently occurring and expands the guidance to include items that are both unusual in nature and infrequently occurring. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis made certain targeted revisions to various areas of the consolidation guidance, including the determination of the primary beneficiary of an entity, among others. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies must apply the new requirements in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement helps customers determine whether a cloud computing arrangement includes a software license. For public business entities, the ASU should be applied in annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its statement of financial position or financial statement disclosures.

Note 2.Pledge of Cash

Some of the company’s cash is pledged as collateral for its borrowings and is considered restricted cash.  At December 31, 2015, $686 thousand is pledged as collateral for the NCUA credit facility.

Note 3.Related Party Transactions

The Company maintains a portion of its cash at ECCU. Total funds held with ECCU were $163 thousand and $733 million at December 31, 2015 and 2014, respectively. Interest earned on these funds totaled approximately $14 thousand and $41 thousand for the years ended December 31, 2015 and 2014, respectively.

The Company leases offices from ECCU pursuant to an Office Lease dated November 4, 2009 and amended on October 11, 2013, and purchases other services from ECCU. Charges of approximately $117 thousand and $111 thousand for the years ended December 31, 2015 and 2014, respectively, were made primarily for rent, while charges for other services purchased from ECCU were immaterial. All of these charges are included in Office Occupancy or Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

From time to time, the Company purchases mortgage loans, including loan participation interests, from ECCU, our largest equity owner.  The Company did not purchase any loans from ECCU during the year ended December 31, 2015 and 2014.  The Company recognized $1.4 million and $2.0 million of interest income on loans purchased from ECCU during the years ended December 31, 2015 and 2014, respectively.  ECCU currently acts as the servicer for 10 of the 147 loans in the Company’s loan portfolio.  Per the loan servicing agreement with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, loan participations the Company purchases from ECCU have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  On loan participation interests purchased from ECCU, the Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At December 31, 2015 and 2014, the Company’s investment in wholly-owned loans serviced by ECCU totaled $930 thousand and $6.1 million, respectively.  At December 31, 2015 and 2014, the Company’s investment in loan participations serviced by ECCU totaled $11.9 million and $20.5 million, respectively.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  These fees amounted to less than $1 thousand during both of the years ended December 31, 2015 and 2014, respectively.

ECCU has, from time to time, purchased or repurchased loans from the Company.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under a Related Party Transaction Policy adopted by the Company’s Board.  No gain or loss was incurred on these sales.  The Company sold $541 thousand in whole loans to ECCU during the year ended December 31, 2014.   The Company did not sell loans to ECCU during the year ended December 31, 2015.

On August 15, 2013, the Company sold a  $5.0 million loan participation to Western Federal Credit Union (“WFCU”).  The Company charges 50 basis points to service the loan for WFCU.

From time to time, managers and management have purchased investor notes issued by the Company.  Investor notes payable to related parties total $51 thousand and $274  thousand at December 31, 2015 and 2014, respectively.

On October 6, 2014, MP Securities reached an agreement with ECCU whereby ECCU will refer clients to MP Securities for investment advisory services.  In exchange, the Company will remit to ECCU a solicitor fee allowable by the California Department of Business Oversight.  The Company remitted $34 thousand in fees during the year ended December 31, 2015.  No fees were remitted or accrued during the year ended December 31, 2014.

Note 4.Loans

All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2026. The loans earn interest at rates ranging from 4.13% to 8.50%, with a weighted average yield of 6.33% and 6.28% as of December 31, 2015 and 2014, respectively.  A total of $107.6 million in loans are pledged as collateral for borrowings from financial institutions as December 31, 2015. See Note 8.  A total of $3.6 million in loans are pledged as collateral for notes payable at December 31, 2015.  See Note 10.  A summary of loans as of December 31 follows (dollars in thousands):

	2015	2014

Loans to evangelical churches and related organizations:
Real estate secured	$136,250	$135,243
Unsecured	126	158

Total loans	136,376	135,401

Deferred loan fees, net	(850)	(565)
Loan discount	(809)	(796)
Allowance for loan losses	(1,785)	(2,454)

Loans, net	$132,932	$131,586

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	December 31, 2015	December 31, 2014

Loans:
Individually evaluated for impairment	$11,892	$11,986
Collectively evaluated for impairment	124,484	123,415
Balance	$136,376	$135,401

Allowance for loan losses:
Individually evaluated for impairment	$1,115	$1,670
Collectively evaluated for impairment	670	784
Balance	$1,785	$2,454

Allowance for Loan Losses

Management believes that the allowance for loan losses as of December 31, 2015 and 2014 is appropriate. Changes in the allowance for loan losses by loan portfolio segment (church loans) as of and for the years ended December 31 are summarized as follows (dollars in thousands):

	2015	2014

Balance, beginning of period	$2,454	$2,856
Provision (credit) for loan loss	(524)	252
Chargeoffs	(143)	(584)
Recoveries	20	--
Transfer to loan discount	--	(54)
Accretion of allowance related to restructured loans	(22)	(16)
Balance, end of period	$1,785	$2,454

The following table is a summary of the loan portfolio credit quality indicators by loan class at December 31, 2015 and 2014, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2015
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$102,845	$4,809	$10,813	$--	$118,467
Watch	4,387	3,113	1,630	--	9,130
Substandard	8,564	215	--	--	8,779
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$115,796	$8,137	$12,443	$--	$136,376

Credit Quality Indicators (by class)
As of December 31, 2014
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$89,708	$2,347	$19,981	$925	$112,961
Watch	4,512	2,637	1,672	--	8,821
Substandard	9,472	3,396	--	--	12,868
Doubtful	--	--	751	--	751
Loss	--	--	--	--	--
Total	$103,692	$8,380	$22,404	$925	$135,401

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at December 31, 2015 and 2014 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2015

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$3,433	$--	$1,063	$4,496	$111,300	$115,796	$--
Wholly-Owned Junior	--	--	--	--	8,137	8,137	--
Participation First	1,377	--	--	1,377	11,066	12,443	--
Participation Junior	--	--	--	--	--	--	--

Total	$4,810	$--	$1,063	$5,873	$130,503	$136,376	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2014

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$2,783	$2,125	$1,082	$5,990	$97,702	$103,692	$--
Wholly-Owned Junior	--	--	--	--	8,380	8,380	--
Participation First	1,785	--	751	2,536	19,868	22,404	--
Participation Junior	--	--	--	--	925	925	--

Total	$4,568	$2,125	$1,833	$8,526	$126,875	$135,401	$--

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

The following tables are summaries of impaired loans by loan class at December 31, 2015 and 2014.  The recorded investment in impaired loans reflects the balances in the financial statements, net of loan discounts, whereas the unpaid principal balance reflects the contractual balances before application of collected interest payments toward the recorded investment (dollars in thousands):

Impaired Loans (by class)
As of and for the Year Ended December 31, 2015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,720	$2,681	$--	$1,829	$--
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	6,157	7,471	704	6,215	99
Wholly-Owned Junior	3,272	3,331	412	3,304	162
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$11,149	$13,483	$1,115	$11,348	$261

Impaired Loans (by class)
As of and for the Year Ended December 31, 2014

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$2,873	$3,786	$--	$3,208	$2
Wholly-Owned Junior	208	214	--	210	12
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	4,325	5,207	1,083	4,409	76
Wholly-Owned Junior	3,136	3,181	295	3,162	160
Participation First	751	883	292	2,604	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$11,294	$13,272	$1,670	$13,593	$250

A summary of nonaccrual loans by loan class at December 31, 2015 and 2014 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of December 31, 2015

Church loans:
Wholly-Owned First	$8,564
Wholly-Owned Junior	215
Participation First	--
Participation Junior	--

Total	$8,779

Loans on Nonaccrual Status (by class)
As of December 31, 2014

Church loans:
Wholly-Owned First	$7,840
Wholly-Owned Junior	214
Participation First	751
Participation Junior	--

Total	$8,805

A summary of troubled debt restructurings by loan class that were modified during the year ended December 31 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the year ended December 31, 2015

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	3	$2,932	$3,019	$3,004
Wholly-Owned Junior	1	206	206	204
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	4	$3,138	$3,225	$3,208

The Company restructured four loans during the year ended December 31, 2015. For each of the loans, the Company added unpaid accrued interest outstanding to the loan balance and offset this with a corresponding discount of the same amount.  For one of the loans, the Company added $88 thousand in additional principal related to advances made for property maintenance and taxes due on the property.  Since the time of the restructure, each restructured loan has made payments as agreed.

Troubled Debt Restructurings (by class)
For the year ended December 31, 2014

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$875	$930	$923
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--

Total	1	$875	$930	$923

For all nine of the restructured loans in our portfolio at December 31, 2015, unpaid accrued interest at the time of the loan restructure was added to the principal balance. The amount of interest added was also recorded as a loan discount, so that the net loan balance did not change.  For some restructured loans we made cash advances for maintenance costs and taxes that increased our investment in the loan.  In addition, for each of the nine restructured loans, the interest rate was decreased. Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.

No loans that were modified during the years ended December 31, 2015 and 2014 defaulted in the same year they were modified.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased.

No additional funds were committed to be advanced in connection with impaired loans, including restructured loans, as of December 31, 2015 or 2014.

Note 5.  Foreclosed Assets

Foreclosed assets consist of three properties. The Company held $3.5 million and $3.9 million of foreclosed assets at December 31, 2015 and December 31, 2014, respectively.  The Company owns one additional foreclosed asset that has been written off.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the years ended December 31,
	2015	2014
Balance, beginning of period	$2,431	$13
Provision (credit) for losses	(11)	2,431
Charge-offs	(1,309)	(13)
Recoveries	--	--
Balance, end of period	$1,111	$2,431

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses for the years ended December 31,
	2015	2014
Net gain on sale of real estate	$(132)	$(5)
Provision (credit) for losses	(11)	2,431
Operating expenses, net of rental income	123	(64)
Net expense (income)	$(20)	$2,362

Note 6.  Loan Participation Sales

During the year ended December 31, 2015, the Company sold participations in eight church loans totaling $6.0 million.  During the year ended December 31, 2014, the Company sold participations in 13 church loans totaling $13.1 million.  The Company retained servicing responsibilities in these loans, and as a result, the Company recorded servicing assets totaling $59 thousand and $83 thousand during the years ended December 31, 2015 and 2014, respectively. These assets are being amortized using the interest method over the terms of the loans.  The amortization of servicing assets is recorded as an adjustment to servicing fee income and totaled $57 and $52 thousand for the years ended December 31, 2015 and 2014, respectively.

A summary of servicing assets for the year ended December 31, 2015 and 2014 is as follows (dollars in thousands:

	2015	2014
Balance, beginning of period	$184	$153
Additions:
Servicing obligations from sale of loan participations	59	83
Subtractions:
Amortization	(57)	(52)
Balance, end of period	$186	$184

For the years ended December 31, 2015 and 2014, the Company recognized gains of $49 thousand and $71 thousand, respectively, on the sales of loan participations.

Note 7.Premises and Equipment

Premises and equipment consist of the following at December 31 (dollars in thousands):

	2015	2014

Furniture and office equipment	$392	$376
Computer system	221	221
Leasehold improvements	25	25

Total premises and equipment	638	622
Less accumulated depreciation and amortization	(580)	(535)

Premises and equipment, net	$58	$87

Depreciation and amortization expense for the years ended December 31, 2015 and 2014 amounted to $45 thousand and $49 thousand, respectively.

Note 8.NCUA Credit Facilities

Members United Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced a $100 million line of credit entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Under the MU Credit Facility, accrued interest is due and payable monthly in arrears on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  The MU Credit Facility requires monthly principal and interest payments of $393 thousand. The balance of the MU Credit Facility was $70.2 million and $73.1 million at December 31, 2015 and 2014, respectively.  The required minimum monthly payment on this facility is $393 thousand.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  At December 31, 2014, the collateral securing the MU Credit Facility had an aggregate principal balance of $92.0.  This represented a deficit of $1.6 million from the required collateral at December 31, 2014.  As a matter of expediency, the NCUA accepted a cash pledge in addition to the balance of loans pledged as collateral in satisfaction of the minimum collateralization ratio at December 31, 2014.  The Company was not required to make an additional principal payment to satisfy the deficit. See “Amendments to our Credit Facility Agreements” below for the amount of collateral securing the MU Credit Facility at December 31, 2015.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of December 31, 2015 and 2014, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces a credit facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Under the WesCorp Credit Facility Extension, accrued interest is due and payable monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  The WesCorp Credit

Facility Extension requires monthly principal and interest payments of $106 thousand.  As of December 31, 2015 and 2014, $20.0 and $20.8 million, respectively, was outstanding on the WesCorp Credit Facility Extension. The required minimum monthly payment on this facility is $106 thousand.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110% (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2014, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $29.9 million. This represented a deficit of $1.3 million from the required collateral at December 31, 2014.  As a matter of expediency, the NCUA accepted a cash pledge in addition to the balance of loans pledged as collateral in satisfaction of the minimum collateralization ratio at December 31, 2015.  The Company was not required to make an additional principal payment to satisfy the deficit.  See “Amendments to our Credit Facility Agreements” below for the amount of collateral securing the Wescorp Credit Facility Extension at December 31, 2015.  As of December 31, 2015 and 2014, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future principal paydowns of borrowings from financial institutions are as follows at December 31:

2016	$3,743
2017	3,845
2018	82,649
$90,237

In addition to regular principal payments, the Company also made $2.5 million in principal payments during the year ended December 31, 2014 in order to remain in compliance with the minimum collateralization ratio requirement of our credit facility borrowings.  The Company did not make any additional principal payments during the year ended December 31, 2015.

Amendments to our Credit Facility Agreements

On March 30, 2015, the Company and the NCUA agreed to an Amendment to the Loan and Security Agreement (the “LSA Amendments”) for both the MU Credit Facility and the WesCorp Credit Facility Extension.  Under the terms of the LSA Amendments, the following changes to our credit facility agreements were made:

Members United and WesCorp Credit Facilities
	Previous	Amended Facility
Minimum collateralization ratio and minimum combined collateralization ratio	128% on the Members United facility and 150% on the WesCorp facility	110% on each facility and 120% combined portfolio
Loan to value ratio at time loan is pledged	80%	80%
Minimum combined portfolio loan-to-value ratio, based on the loan-to-value at the time the loans are pledged	No requirement	70%
Minimum debt service coverage ratio at time loan is pledged	110%	110%
Minimum combined portfolio debt service coverage ratio, based on the debt service coverage at the time the loans are pledged	No requirement	115%
Permit cash collateral substitution	Not available	Yes, at 1:1 ratio
Maximum weighted average risk rating of notes held as collateral	No requirement	3.0 (“acceptable quality”) on each facility and 2.85 on combined portfolio

If the Company receives proceeds from the sale of a collateral loan, it will be required to prepay the credit facility in an amount sufficient to meet minimum collateralization ratio and combined minimum collateralization ratio

	Company must meet the minimum collateralization ratio for each facility	Company must meet the minimum collateralization ratio requirement and combined minimum collateralization ratio requirement
Ability to substitute collateral if a pledged loan is paid off or a loan no longer qualifies as eligible	Ability to substitute mortgage collateral	Ability to substitute cash in addition to mortgage collateral
Credit Manager’s Report	No requirement	On a quarterly basis, the Company must deliver a credit manager’s report

Collateral Securing Borrowings from Financial Institutions

At December 31, 2015, the collateral securing the Members United Credit Facility had an aggregate principal balance of $81.9 million and the collateral securing the Wescorp Credit

Facility Extension had an aggregate principal balance of $25.7 million.  In total, the collateral securing both facilities did not satisfy the 120% minimum collateralization ratio required by the amended agreement.  The Company pledged $686 thousand in cash to satisfy the deficit in loan collateral at December 31, 2015.  The total collateral pledged, including loans receivable and cash, satisfies the requirements of the amended credit facility agreements.

Note 9.Commitments and Contingencies

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2015 and December 31, 2014, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount at:

	December 31, 2015	December 31, 2014

Undisbursed loans	$5,232	$575
Standby letter of credit	$1,071	$1,440

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

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California. At December 31, 2015, future minimum rental payments for the years ending December 31 are as follows:

2016	$142
2017	146
2018	129
Total	$417

Total rent expense, including common area costs, was $143.5 thousand and $143.0 thousand for the years ended December 31, 2015 and 2014, respectively. The Brea office lease expires in 2018 and contains one additional option to renew for five years.

The Fresno office lease was scheduled to expire in 2015 and contained one option to renew for two years.  The Company negotiated an extension of this lease in February 2015.  The Fresno lease now expires in 2018.  There are no options to renew in the lease extension.

Note 10.Notes Payable

Notes payable are comprised of unsecured and secured notes totaling $47.6 million and $2.3 million, respectively, at December 31, 2015. Notes payable were comprised of unsecured and secured notes totaling $49.6 million and $310 thousand, respectively, at December 31, 2014.    The notes are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

In April 2008, the Company registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This was a "best efforts" offering and continued through April 30, 2010.  The Company registered an additional $100.0 million of Class A notes on both June 3, 2010 and May 4, 2011.  The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes required the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company was in compliance with these covenants as of December 31, 2015 and 2014.

The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”). The Class A Note Offering expired on December 31,

2014 and the Company discontinued the sale of its Class A Notes. At December 31, 2015 and 2014, $25.4 million and $41.1 million of these notes were outstanding, respectively.

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

The Class 1 Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class 1 Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class 1 Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class 1 Notes if, after giving effect to such issuance, the Class 1 Notes then outstanding would have an aggregate unpaid balance exceeding $125.0 million.  The Company’s other indebtedness, as defined in the Class 1 Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class 1 Notes are outstanding. The Company was in compliance with these covenants as of December 31, 2015.

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At December 31, 2015, $15.9 million of Class 1 Notes were outstanding.

In January 2015, the Company began offering Secured Investment Certificates under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Investment Certificates to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.  At December 31, 2015, a total of $2.2 million in Secured Investment Certificates were outstanding.  The collateral securing the Secured Investment Certificates had an outstanding balance that totaled $3.6 million, which satisfies the minimum collateral requirement of the private placement memorandum.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve

Board for interest rate swaps. At December 31, 2015 and 2014, a total of $3.4 million and $4.7 million in notes sold pursuant to this offering were outstanding, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Including International Notes sold under previous private offerings, at December 31, 2015 and 2014, a total of $52 thousand and $346 thousand of its International Notes were outstanding, respectively.

Under the Series 1 Subordinated Capital Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at December 31, 2015.

A summary of notes payable at December 31 is as follows (dollars in thousands):

	Amount		Weighted Average Interest Rate
	2015	2014	2015	2014
SEC Registered Public Offerings
Class A Offering	$25,360	$41,058	3.84%	3.72%
Class 1 Offering	15,933	--	3.08%	--%

Private Offerings
Special Offering	2,884	3,476	3.66%	3.36%
Special Subordinated Notes	3,425	4,724	5.05%	4.93%
Secured Notes	2,261	310	3.33%	2.87%
International Offering	52	346	3.62%	3.67%
Total	$49,915	$49,914

The following are maturities of notes payable for each of the next five years ending December 31 (dollars in thousands):

2016	$18,504
2017	10,486
2018	8,374
2019	7,403
2020	5,148
$49,915

Note 11.Office Operations and Other Expenses

Office operations and other expenses for the year ended December 31 comprise the following:

	2015	2014

FINRA fees	$15	$31
Repairs and maintenance	262	253
Depreciation	45	49
Insurance	324	309
Travel expenses	72	89
Human resources	71	52
Software servicing	59	55
Referral fees	106	4
Correspondent fees	64	54
Other	275	213

Total	$1,293	$1,109

Note 12.Preferred and Common Units Under LLC Structure

The Series A Preferred Units are entitled to a cumulative Preferred Return, payable quarterly in arrears, equal to the liquidation preference times a dividend rate of 190 basis points through March 2013 and 25 basis points thereafter over the 1-year LIBOR rate in effect on the last day of the calendar month in which the Preferred Return is paid.  In addition, the Series A Preferred Units are entitled to an annual Preferred Distribution, payable in arrears, equal to 10% of the Company’s profits, after subtracting from profits the Preferred Return.  The Company accrued $23 thousand as an annual Preferred Distribution at December 31, 2015.  The Company did not have any accrued Preferred Distributions at December 31, 2014.

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

The Class A Common Units have voting rights.

Note 13.Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the ADP 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation and 50% of the employee’s contribution that exceeds 3%, up to a maximum of 5% of the employee’s compensation.  Company matching contributions for the plan years ended December 31, 2015 and 2014 were $80.8 thousand and $66.9 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. There were no contributions to the profit sharing plan for the years ended December 31, 2015 and 2014.

Note 14.Fair Value

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2015 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$11,645	$11,645		$--	$--	$11,645
Loans, net	132,932	--		--	136,468	136,468
Accrued interest receivable	545	--		--	545	545
FINANCIAL LIABILITIES:
NCUA credit facilities	$90,237	$--	$		$90,258	$90,258
Notes payable	49,915	--		--	50,693	50,693
Other financial liabilities	178	--		--	178	178

	Fair Value Measurements at December 31, 2014 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$17,251	$17,251		$--	$--	$17,251
Loans, net	131,586	--		--	133,166	133,166
Accrued interest receivable	562	--		--	562	562
FINANCIAL LIABILITIES:
NCUA credit facilities	$93,880	$--	$		$93,077	$93,077
Notes payable	49,914	--		--	50,603	50,603
Other financial liabilities	185	--		--	185	185

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the underlying value of the Company, or the amounts the Company could have realized in a sales transaction at December 31, 2015 and 2014.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2015 and 2014.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2015:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,940	$5,940
Foreclosed assets	--	2,586	900	3,486
	$--	$2,586	$6,840	$9,426

Assets at December 31, 2014:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,672	$5,672
Foreclosed assets	--	--	3,931	3,931
	$--	$--	$9,603	$9,603

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

The following is a reconciliation of the assets for which significant unobservable inputs (Level 3) were used in determining fair value (dollars in thousands) for the years ended December 31, 2015 and 2014:

Impaired loans
(net of allowance and discount)
Balance, December 31, 2014	$5,672
Allowance and discount, net of discount amortization	1,016
Loans that became impaired	2,268
Loan payments and payoffs	(3,016)
Balance, December 31, 2015	$5,940

Foreclosed assets
(net of allowance and discount)
Balance, December 31, 2014	$3,931
Re-classifications of assets from Level 3 into Level 2	(2,586)
Sale of foreclosed assets	(456)
Valuation allowances recovered on foreclosed assets	11
Balance, December 31, 2015	$900

Impaired loans
(net of allowance and discount)
Balance, December 31, 2013	$6,029
Allowance and discount, net of discount amortization	156
Transfer of loans into foreclosed assets	(3,260)
Loans that became impaired	3,962
Loan payments and payoffs	(1,215)
Balance, December 31, 2014	$5,672

Foreclosed assets
(net of allowance and discount)
Balance, December 31, 2013	$3,308
Transfer of loans into foreclosed assets	3,260
Sale of foreclosed assets	(205)
Valuation allowances taken on foreclosed assets	(2,432)
Balance, December 31, 2014	$3,931

The following tables present the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis at December 31:

2015
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,940	Discounted appraised value	Selling cost	10% - 15% (10.61%)
		Internal evaluations	Estimated market decrease	0% - 20% (5.66%)

Foreclosed assets	$900	Discounted appraised value or discounted listing price	Selling cost	8% - 10% (9.30%)
		Discounted appraised value or discounted listing price	Estimated market decrease	0% - 53% (30.21%)

2014
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,672	Discounted appraised value	Selling cost	10% (10%)
		Internal evaluations	Discount due to title dispute	0% - 50% (8.08%)

Foreclosed assets	$3,931	Discounted appraised value or discounted listing price	Selling cost	10% - 20% (15.54%)

Note 15.Income Taxes and State LLC Fees

The Company is subject to a California gross receipts LLC fee of approximately $12,000 per year.  MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 for the year ended December 31, 2015.  MP Realty incurred a tax loss for the years ended December 31, 2015 and 2014, and recorded a provision of $800 per year for the state minimum franchise tax.

MP Realty has federal and state net operating loss carryforwards of approximately $319,000 and $316,000, respectively which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at December 31, 2015 and 2014.

Tax years ended December 31, 2011 through December 31, 2015 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2010 through December 31, 2015 remain subject to examination by the California Franchise Tax Board.

Note 16.Segment Information

Reportable Segments

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management, personnel proficiencies, and marketing strategies.

There are two reportable segments: finance company and broker-dealer.  The finance company segment uses funds from the sale of debt securities, operations, and loan participations to originate or purchase mortgage loans. The broker-dealer segment sells debt securities and mutual funds, and provides investment advisory services to generate fee income.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Intersegment revenues and expenses are accounted for at amounts that assume the transactions were made to unrelated third parties at the current market prices at the time of the transactions.

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Financial Information by Segment for the Year Ended December 31, 2015
	Finance Company	Broker Dealer	Total

External income	$8,361	$525	$8,886
Intersegment revenue	--	618	618
External non-interest expenses	3,581	1,357	4,938
Intersegment non-interest expenses	125	--	125
Segment net profit (loss)	571	(214)	357
Segment assets	148,907	241	149,148

	Financial Information by Segment for the Year Ended December 31, 2014
	Finance Company	Broker Dealer	Total

External income	$9,284	$137	$9,421
Intersegment revenue	--	651	651
External non-interest expenses	5,634	1,057	6,691
Intersegment non-interest expenses	649	--	649
Segment net profit (loss)	(1,623)	(272)	(1,895)
Segment assets	153,442	460	153,902

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (dollars in thousands).

December 31, 2015
Revenue
Total revenue of reportable segments	$9,504
Intersegment revenue	(618)
Consolidated revenue	$8,886

Non-interest expenses
Total non-interest expenses of reportable segments	$5,063
Intersegment non-interest expenses	(125)
Consolidated non-interest expenses	$4,938

Profit
Total profit of reportable segments	$357
Interesegment profits	--
Consolidated net income	$357

Assets
Total assets of reportable segments	$149,148
Segment accounts receivable from corporate office	(4)
Consolidated assets	$149,144

December 31, 2014
Revenue
Total revenue of reportable segments	$10,072
Intersegment revenue	(651)
Consolidated revenue	$9,421

Non-interest expenses
Total non-interest expenses of reportable segments	$7,340
Intersegment non-interest expenses	(649)
Consolidated non-interest expenses	$6,691

Profit
Total profit of reportable segments	$(1,895)
Interesegment profits	--
Consolidated net income	$(1,895)

Assets
Total assets of reportable segments	$153,902
Segment accounts receivable from corporate office	(7)
Consolidated assets	$153,895

Note  17.Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows:

Balance Sheets	December 31
	2015	2014
Assets:
Cash	$11,420	$16,814
Loans receivable, net of allowance for loan losses	132,932	131,586
Accrued interest receivable	545	562
Property and equipment, net	48	75
Investment in subsidiaries	(230)	13
Due from subsidiaries	458	438
Debt issuance costs, net	122	116
Foreclosed assets, net	3,486	3,931
Other assets	275	307
Total assets	$149,056	$153,842

Liabilities and equity:
NCUA credit facilities	$90,237	$93,880
Notes payable	49,915	49,914
Accrued interest payable	141	159
Other liabilities	605	1,939
Total liabilities	140,898	145,892

Equity	8,158	7,950

Total liabilities and members' equity	$149,056	$153,842

Statements of Income	Years Ended December 31
	2015	2014
Income:
Interest income	$8,054	$9,086
Other income	307	197
Total income	8,361	9,283
Interest expense:
NCUA credit facilities	2,328	2,466
Notes payable	1,787	1,895
Total interest expense	4,115	4,361
Provision (credit) for loan losses	(524)	252
Other operating expenses	4,150	6,251
Income (loss) before provision for income taxes	620	(1,581)
Provision for income taxes and state LLC fees	15	9
	605	(1,590)

Equity in undistributed net loss of subsidiaries	(248)	(305)
Net income (loss)	357	(1,895)

Statements of Cash Flows	Years Ended December 31
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$357	$(1,895)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net loss of subsidiaries	248	305
Depreciation	41	47
Provision (credit) for loan losses	(524)	252
Provision (credit) for foreclosed asset losses	(11)	2,431
Amortization of deferred loan fees	(174)	(356)
Amortization of debt issuance costs	114	83
Accretion of allowance for loan losses on restructured loans	(24)	(16)
Accretion of loan discount	(44)	(24)
Gain on sale of loans	(49)	(71)
Gain on sale of foreclosed assets	(132)	(5)
Changes in:
Accrued interest receivable	17	45
Other assets	(65)	229
Other liabilities and accrued interest payable	51	798
Net cash provided by operating activities	(195)	1,823

Cash Flows from Investing Activities
Loan originations	(26,651)	(26,499)
Loan sales	6,057	13,604
Loan principal collections, net	18,703	24,714
Foreclosed asset sales	588	210
Purchase of property and equipment	(14)	(17)
Sale of property and equipment	--	10
Net cash provided by investing activities	(1,317)	12,022

Cash Flows from Financing Activities
Net change in NCUA credit facilities	(3,643)	(6,024)
Net changes in notes payable	1	2,246
Debt issuance costs	(124)	(165)
Dividends paid on preferred units	(116)	(139)

Cash used by financing activities	(3,882)	(4,082)

Net increase (decrease) in cash	(5,394)	9,763
Cash at beginning of period	16,814	7,051
Cash at end of period	$11,420	$16,814

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,128	$4,720
Income taxes and state LLC fees paid	$12	$12
Non-cash Investing and Financing Activities
Transfer of loans to foreclosed assets	$--	$3,260
Loans made to facilitate the sale of foreclosed assets	$--	$--

Note 18.Subsequent Events

In December 2015, the Company finalized an agreement with Intertex Property Management to enter into a joint venture to form Tesoro Hills, LLC, a company that will develop and market property formerly classified by the Company as a foreclosed asset.  In January 2016, the Company transferred ownership in the foreclosed asset to the joint venture as part of the agreement and transferred the carrying value of the property from foreclosed assets to investments.  The Company’s investment in the joint venture is $900 thousand, which is equal to the Company’s carrying value in the foreclosed asset at December 31, 2015.

In March 2016, ECCU closed sales on two foreclosed assets in which the Company owned a participation interest.  The Company’s interest in one of the sales was $1.2 million, which resulted in a gain on sale of $56 thousand.  The Company’s interest in the other sale was $1.3 million, which led to a gain on sale of $223 thousand.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2015 covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2015. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the year ended December 31, 2015.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended

December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control‑Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2015, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers/Executive Officers
R. Michael Lee	57	Chairman of the Board, Manager
Van C. Elliott	78	Secretary, Manager
Joseph Turner	48	Chief Executive Officer and President
Susan B. Reilly	59	Senior Vice President and Chief Financial Officer
Robert Schepman	76	Vice President, Lender Relations
Tyrus R. Salter, Jr.	56	Vice President, Lending
Harold D. Woodall	70	Senior Vice President and Chief Credit Officer
Arthur G. Black*	77	Manager
Juli Anne S. Callis	63	Manager
Jerrod Foresman	48	Manager
Jeffrey T. Lauridsen	66	Manager
Abel Pomar**	51	Manager

*Mr. Black has advised our Board Chairman that he intends to retire from the Board of Managers during 2016, but has not tendered notice of the effective date of his retirement.

** It should be noted that Robert McDougall served as a Manager from May 2015 until his resignation from the Board of Managers in February 2016.  Mr. McDougall accepted a new position with Santander Bank in Boston, Massachusetts. In February 2016, Abel Pomar was appointed by the Company’s Board of Managers to complete Mr. McDougall’s term of office as a Class III Manager.

The following is a summary of the business experience of our executive officers and managers.  With our conversion from a corporation to a limited liability company on December 31, 2008, we are governed by a Board of Managers that supervises our affairs (hereinafter referred to as the “Board”).

R. MICHAEL LEE has served as a member of our Board since January 2009. He was appointed Chairman of the Board in May 2015.  Mr. Lee currently serves as Chief Executive Officer and President for Kane County Teacher’s Credit Union. Previously, Mr. Lee served as Vice President Member Relations for Alloya Corporate Federal Credit Union, President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency.  In the insurance industry, Mr. Lee spent 15 years in different positions that lead him to managing a national sales force that served the needs of business owners. Mr. Lee currently serves on the boards of Illinois Credit Union Foundation and Illinois Credit Union Executive Society. He attended Southern Illinois University; CUNA’s Financial Management School and completed numerous industries training sessions throughout his career. Mr. Lee adds special expertise to our Board with his years of experience as an executive of a number of large financial institutions and with his deep knowledge of the financial industry. Mr. Lee currently serves as, Vice Chairman of the Board, member of our Executive Committee, Governance Committee, Asset-Liability Management Committee and serves as the Chairman of the Board for Ministry Partners Securities, LLC.

JOSEPH W. TURNER, JR. has served as Chief Executive Officer and President since December 3, 2015. Mr. Turner is also the Chief Executive Officer and President for Ministry Partners Securities LLC, the wholly-owned subsidiary of Ministry Partners Investment Company. Mr. Turner also held the position as Chief Compliance Officer of Ministry Partners Securities LLC until December 14, 2015. During his tenure with the Company, Mr. Turner has led the Company’s efforts in transitioning its wholly-owned broker dealer to a more robust and diverse financial services firm, launching its investment advisory and insurance company activities in addition to overseeing the capital raising efforts related to the Company’s proprietary products. Mr. Turner was also instrumental in formalizing strategic partnerships with Evangelical Christian Credit Union (the Company’s largest equity owner) and America’s Christian Credit Union to provide complimentary financial products and services to their collective members. Prior to joining the Company in 2011, Mr. Turner served as Regional Vice President, Chief Operating Officer, Chief Executive Officer and President for Strongtower Financial, Inc., a Fresno, California based broker dealer and advisory firm which specialized in providing investment banking services, mortgage financing for churches and ministries, and investment and insurance products and services. Prior to joining Strongtower in 2007, Mr. Turner served as Managing Director of Principal Financial Group where he led a financial advisory and insurance group. Mr. Turner began his career with Prudential Preferred as an investment advisor in 1990. Mr. Turner received his Bachelor of Science in Business Administration – Finance degree from California State University, Fresno. Mr. Turner has completed industry leadership training both at Drake University and the Wharton School of Business. Mr. Turner holds the FINRA Series 6, 7, 24, 63, 65, and 51 as well as life, health and disability licenses in over 23 states.

VAN C. ELLIOTT has served as a member of our Board since 1991. He has served as a director for ECCU from April 1991 until the present (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). He serves on the Board of Vanguard Global Network, an organization that trains pastors internationally. Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing financial and fund raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry. Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration. He has completed post-graduate instruction at the College for Financial Planning. Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.®   Mr. Elliott brings to our Board his extensive experience as a credit union board member, and intimate knowledge of church and ministry financial operations. He serves on our Executive Committee and on our Audit Committee.

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

TYRUS R. SALTER, Jr. has served as Vice President for Ministry Partners Investment Company since October 1, 2015. Mr. Salter’s primary areas of responsibilities revolve around business development activities, management of ministry relationships and strategic planning initiatives as part of the overall leadership team. Prior to joining Ministry Partners, Mr. Salter held several key roles at the North American Mission Board (NAMB) from 2001 until 2015 including serving as the National Director  for Church Finance Ministry where he was responsible for management of a $155 million loan fund, a $39 million real estate acquisition fund, and helped in directing a $207 million professionally managed equities portfolio. Mr. Salter was also responsible for a team of professional financial consultants that from 2003 through 2014 completed over 500 church loans with aggregate amount financed in excess of $245 million.  Prior to his tenure with the North American Mission Board, Mr. Salter spent six years as the Church Services Team Leader for the State Convention of Baptist in Ohio. Prior to that, Mr. Salter served in the U.S. based airlines industry for nearly 15 years. Mr. Salter earned his Bachelor of Science in Business Administration from McNeese State University, Lake Charles, LA in 1983.

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

ARTHUR G. BLACK has served as a member of our Board since 1997 and is retired. He served as Chairman of the Board of Directors for Haven Ministries from 2002 to 2012. Mr. Black served as Director of Ministry Support for Ambassador Advertising Agency from 1998 to 2007. He served as founding Executive Vice President of Truth For Life from 1994 to 1997 and served as director of U.S. broadcasting for Insight For Living from 1993 to 1994. He was Executive Vice President & COO for Solid Rock Radio from 1991 to 1993 and served as the Managing Director of the Biola Hour from 1981 to 1991. Mr. Black began his career in Christian ministry management with Biola University, joining that staff in 1974. Prior to that, he served in various corporate sales and marketing management positions and was the owner/President of two consumer product/service companies for a period of six years.  Mr. Black was a General Partner for Rancho Sierra Acres, Christian Investors, P/L Properties and Ocean View Investors covering a cumulative period of 30 years beginning in 1980. Mr. Black has completed the equivalent of two years of business courses towards a degree in business at UCLA. Mr. Black’s long history of working for and with evangelical ministries provides us with keen insights into the needs and operations of the ministries who are our borrowers and investors. Mr. Black serves as Chairman of our Loan Committee.

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

JEFFREY T. LAURIDSEN has served as a member of our Board since October 2007. He is an attorney in private practice with the Law Offices of Jeffrey T. Lauridsen in Garden Grove, California. Before establishing his current practice, Mr. Lauridsen served with several other law firms in the Orange County area, as partner and senior associate. Mr. Lauridsen’s 17 years of law practice have focused on corporate law and encompassed both trial and appellate work in diverse areas of law, including business litigation, construction defects, general liability, premises liability, products, medical malpractice, ERISA, insurance coverage, automobile liability, insurance bad faith, employment and labor law, sexual harassment, sexual molestation and others. Prior to entering into the practice of law, Mr. Lauridsen worked as a claim representative in the insurance industry for 19 years. Mr. Lauridsen received his Associate of Arts degree in Political Science from Fullerton College. He received his Bachelor of Science in Law and Juris Doctorate degrees from California Southern Law School. He has served as Elder at Grace Church in Orange, California for 18 years. Mr. Lauridsen brings to our Board the perspective of an experienced attorney, as well as intimate knowledge of ministry governance. Mr. Lauridsen serves on our Loan Committee and serves as Chairman of our Audit Committee.

ABEL POMAR began serving as a member of our board in February 2016. Mr. Pomar currently serves as the President, Chief Executive Officer of Evangelical Christian Credit Union

(“ECCU”). Prior to joining ECCU, Mr. Pomar served as Senior Vice President, Strategic Initiatives within the Global Compliance organization at Bank of America, where he was most recently responsible for leading the delivery of regulatory compliance change and transformation initiatives across the enterprise. During his nearly eight years at Bank of America, Mr. Pomar held various leadership positions, including roles in global marketing and corporate affairs, technology delivery and change management, strategic planning and continuous improvement, and finance. He holds a bachelor’s degree in operations management and a MBA with a concentration in finance from California State University, Los Angeles.

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

•

Our Loan Committee is authorized to oversee compliance with our Loan Policy, to review the performance and management of our loan portfolio, and to approve loan originations over a certain dollar amount or loans that have fallen outside of the parameters of the Loan Policy;

•	Our Credit Review Committee is appointed by the Board to review and implement our Loan Policy and to review most of the loan applications we receive;

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

Our Board Chairman

On May 14, 2015,  the Company held a regular board meeting of its Board of Managers, during which it appointed R. Michael Lee, to serve as Chairman of the Board of Managers.  Prior to Mr. Lee’s appointment, Mark Holbrook served as our Board Chairman since the Company’s inception.  Mr. Holbrook also served as our Chief Executive Officer from inception of the Company until February 17, 2011.

Code of Ethics

On November 6, 2009, our Board adopted a Code of Ethics for our principal officers and members of the Board.

Audit Committee

In May 2005, our Board established a standing audit committee. Our Board has adopted a formal charter for our Audit Committee.  Under this charter, the Audit Committee oversees our accounting policies and practices, financial reporting procedures and audits of our financial statements. For the year ended December 31, 2015, the Audit Committee comprised three members, including Arthur G. Black, Van Elliott and Jeffrey T. Lauridsen.  Mr. Black was appointed to serve on the Audit Committee effective as of February 10, 2015, when Randolph P. Shepard announced his retirement from the Board of Managers and as Chairman of the Audit Committee.  Arthur G. Black served as the Interim Chairman of the Audit Committee from February 2015 until May 2015.  Jeffrey T. Lauridsen was appointed as Chairman of the Audit Committee in May 2015.  Mr. Lauridsen continues to serve as Chairman of the Committee, which also includes Mr. Black and Mr. Elliott.

Audit Committee Financial Expert

Prior to Mr. Shepard’s retirement from the Board in February 2015, he served as Audit Committee Chairman and was considered a financial expert.  Since Mr. Shepard’s retirement, we have continued to look for a financial expert to replace him on the Audit Committee but have been unable to find and appoint a suitable candidate.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2015 and 2014 by our senior executive officers.  Mr. Overholt, our former Chief Executive Officer and President, retired from his positions as President and Chief Executive Officer of the Company and its subsidiaries on December 3, 2015.  We reached a severance agreement with Mr. Overholt, the compensation of which is included below.  Upon Mr. Overholt’s departure, Joseph Turner was appointed by the Board to serve as our President and Chief Executive Officer.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year Ended	Salary	Bonus	All Other Compensation
Mark Holbrook	2015	$--	$--	$--	(1)
Chairman of the Board of Managers	2014	--	--	8,750	(1)
Michael Lee	2015	--	--	--	(2)
Manager/Chairman of the Board of Managers	2014	--	--	7,800	(2)
James Overholt	2015	209,192	--	233,898	(5)
President and Chief Executive Officer	2014	206,923	40,305	7,242	(4)
Joseph Turner	2015	191,263	--	50,584	(3)
President and Chief Executive Officer					(4)
Billy Dodson	2015	--	--	--	(6)
Former President and Chief Executive Officer	2014	--	--	13,867	(6)
Susan Reilly	2015	153,412	--	18,111	(3)
Senior Vice President and Chief Financial Officer	2014	149,673	21,000	20,772	(4)
Harold Woodall	2015	150,431	--	31,902	(3)
Senior Vice President and Chief Credit Officer	2014	146,111	19,668	30,856	(4)
Van Elliott	2015	--	--	--	(2)
Secretary and Manager	2014	--	--	7,150	(2)
Juli Anne Callis	2015	--	--	--	(2)
Manager	2014	--	--	7,800	(2)
Arthur Black	2015	--	--	--	(2)
Manager	2014	--	--	7,550	(2)
Randolph Shepard	2015	--	--	--	(2)
Manager	2014	--	--	--	(2)
Jeffrey Lauridsen	2015	--	--	--	(2)
Manager	2014	--	--	6,650	(2)
Jerrod Foresman	2015	--	--	--	(2)
Manager	2014	--	--	6,400	(2)
Robert McDougall	2015	--	--	--	(2)
Manager

(1) Until April 2015, Mr. Holbrook was a full-time employee of ECCU. During his tenure on the Board, Mr. Holbrook expended, on the average, approximately 2% of his time as an officer or member of our Board.  We accrued $8,750 for his service as Chairman of the Board and as a Board member during 2014.

(2) We accrued amounts for each Manager for their service on the Board during 2014.  The Board members elected not to receive any compensation for their service during the year ended December 31, 2015.  Mr. Shepard was not compensated for his services on the Board at any point prior to his resignation from the Board in February 2015.

(3) We contributed an aggregate amount of $18,111 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2015.  We contributed an aggregate amount of $31,902 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2015.  We contributed an aggregate amount of $40,958 for Mr. Turner’s 401(k) retirement plan, medical benefits and life and disability insurance for 2015.    Per his employment agreement, we also compensated Mr. Turner $9,626 in excess of moving related expenses.

(4) We contributed an aggregate amount of $7,242 for Mr. Overholt's 401(k) retirement plan, medical benefits and life and disability insurance for 2014.  We contributed an aggregate amount of $20,772 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2014.  We contributed an aggregate amount of $30,856 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2014.  Mr Turner was not considered to be a Company executive officer during 2014.

(5) We have paid or accrued a total of $233,898 for Mr. Overholt’s severance pay, 401(k) retirement plan, medical benefits and life and disability insurance for 2015.  This includes $221,888 accrued for severance pay and medical benefits as stipulated in the severance agreement entered into in December 2015.

(6) In 2014, we paid $13,867 in medical benefits expenses as part of a severance agreement reached with Mr. Dodson after he resigned in 2013.

No options, warrants or other rights to purchase our equity securities have been issued to our officers.

At its February 2014 Board meeting, the Board approved the payment of compensation grants to Managers of the Board effective as of January 1, 2013.  No compensation was paid to Board Managers in 2013, but these compensation awards were accrued as other liabilities in our financial statements to be paid in 2014.  Under the grants approved by the Board, each Manager will receive a cash grant of $4,000 for serving on the Board, and will receive additional amounts for attendance at each Board meeting and for serving as a Chairperson of one of our Board Committees.  Each Manager is also entitled to be reimbursed for expenses incurred in performing duties on our behalf.  For the year ended December 31, 2014, we accrued $53 thousand in compensation awards for our Managers.  These awards were paid in March 2015.  The Managers elected not to receive compensation awards for the year ended December 31, 2015.  No compensation awards were accrued at December 31, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information available to us, as of December 31, 2015, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

(1)
Name	Beneficial Ownership	Percentage Owned(1)
R. Michael Lee 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Van C. Elliott 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Arthur G. Black 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Juli Anne S. Callis 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Jeffrey T. Lauridsen 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Abel Pomar 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Jerrod L. Foresman 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
All officers and members of the Board as a group	--	--%

Other 5% or greater beneficial owners (seven):

Name	Beneficial Ownership	Percentage Owned(1)
Evangelical Christian Credit Union	62,000	42.31%
Financial Partners Credit Union	12,000	8.19%
Navy Federal Credit Union (2)	11,905	8.13%
Western Federal Credit Union	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%

(1)Based on 146,522 Class A Units outstanding.

(2)Navy Federal Credit Union is a non-voting equity member, but holds 11,905 Class A Common Units which were acquired pursuant to a merger completed with USA Federal Credit Union.  As the holder of an economic interest in the Company, Navy Federal Credit Union holds a beneficial interest in the Company.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ECCU Related Agreements.

From time to time, we purchase participation interests in mortgage loans from ECCU, our largest equity owner.  ECCU continues to service most of our mortgage loans that it sells to us under a servicing agreement.  Per this agreement, a servicing fee of 50 to 65 basis points is deducted from the interest payments we receive on the wholly-owned loans that ECCU services for us.  In lieu of a servicing fee, the loan participations we purchase from ECCU generally have pass-through rates which are up to 100 basis points lower than the loan contractual rate. We negotiate the pass-through interest rates with ECCU on a loan by loan basis.  At December 31, 2015, our investment in wholly-owned loans serviced by ECCU totaled $930 thousand, while our investment in loan participations serviced by ECCU totaled $11.9 million.  From time to time, we pay fees for additional services ECCU provides for servicing our loans.  These fees amounted to less than $1 thousand during the years ended December 31, 2015 and 2014, respectively.

We did not purchase any loans from ECCU during the years ended December 31, 2015 and 2014.  We recognized interest income on loans previously purchased from ECCU of $1.4 million and $2.0 during the years ended December 31, 2015 and 2014, respectively.  Currently, ECCU services 10 of the 147 mortgage loans we own pursuant to the terms of a servicing agreement.

In addition, ECCU has repurchased mortgage loans from us as part of our liquidity management practices. Although ECCU has accommodated us in responding to such repurchase requests, ECCU is under no contractual obligation to do so.  Furthermore, federal credit union regulations require that a borrower must be a member of a participating credit union in order for a loan participation to be an eligible investment for a federal chartered credit union. ECCU has from time to time repurchased from us fractional participations in our loan investments which ECCU already services, usually around 1% of the loan balance, to facilitate compliance with National Credit Union Administration rules when we sell participations in those loans to federal credit unions.  Each sale or purchase of a mortgage loan investment or participation interest with ECCU was consummated under our Related Party Transaction Policy that has been adopted by our Board.  We sold $541 thousand in loans to ECCU during the year ended December 31, 2014.  We did not sell any loans to ECCU during the year ended December 31, 2015.

Until the fourth quarter of 2014, we maintained most of our cash balances with ECCU, our largest equity holder.  Total funds held with ECCU at December 31, 2015 and 2014 were $163 thousand and $733 thousand, respectively.  We earned interest on these cash balances for the years ended December 31, 2015 and 2014 in the amount of $14.5 thousand and $41.3 thousand, respectively.  In 2014, we transferred a large portion of our cash to ACCU.

Pursuant to an administrative services agreement, we purchase certain professional services from ECCU and we rent our administrative offices from ECCU pursuant to an office lease entered into on November 4, 2008.  We paid ECCU $117.0 thousand and $111.1 thousand for the years ended December 31, 2015 and 2014, respectively, for these services and facilities.  We negotiated these charges and terms of the office lease with ECCU based upon the fair market value of such services and rental rates for comparable office space in Brea, California.

On October 6, 2014, our wholly-owned broker-dealer subsidiary, MP Securities, reached an agreement with ECCU whereby ECCU will refer clients to MP Securities for investment advisory services.  In exchange, we will remit to ECCU a solicitation fee allowable by the California Department of Business Oversight.  We remitted $34 thousand in fees during the year ended December 31, 2015.  No fees were remitted or accrued during the year ended December 31, 2014.

Other Related Party Transactions.

From time to time, our Board and members of our executive management team have purchased investor notes from us.  One of our Board members, Mr. Van Elliott, holds $51.4 thousand of our Class A Notes.

On August 15, 2013, we sold a  $5.0 million loan participation interest to Western Federal Credit Union, one of our equity owners.  We charge 50 basis points to service the loan for Western Federal Credit Union.

We have entered into a selling agreement with our wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will sell our Subordinated Capital Notes and our International

Notes.  The sales commissions and cost reimbursements paid to any broker-dealer firms that are engaged to assist in the distribution of such certificates will not exceed 3% of the amount of certificates sold.  For the year ended December 31, 2015, MP Securities earned $25 thousand on sales of Series 1 Subordinated Capital Notes.  MP Securities did note sell any International Notes during the year ended December 31, 2015.

We had also entered into a selling agreement with MP Securities pursuant to which MP Securities served as our selling agent in distributing our Class 1 Notes.  Under the terms of the Class 1 Notes Offering, MP Securities receives a selling concession for acting as a participating broker ranging from 1.25% to 5% on the sale of a fixed series note and an amount equal to .25% per annum on the average note balance for a variable series note.  We have also entered into a Managing Participating Broker Agreement with MP Securities pursuant to which MP Securities will act as the managing broker for the offering of our Class 1 Notes.  As the managing participating broker, MP Securities will maintain sales records, process and approve investor applications, conduct retail and wholesale marketing activities for sales of the Class 1 Notes and undertake its own due diligence review of the offering.  MP Securities does not serve as a lead underwriter, distribution manager or syndicate manager for the offering.

Under the terms of the Managing Participating Broker Dealer Agreement (the “MPB Agreement”) entered into with us and MP Securities and possible participating brokers in the future, we will pay managing broker commissions of .50% for the sale of Fixed Series Class 1 Notes and Variable Series Class 1 Notes sold.  The managing broker commissions will be reduced by .25% of the total amount of each note sold in the offering to a repeat purchaser who is then, or has been within the immediately preceding thirty (30) days, an owner of one of our investor notes.  No commissions are paid on the accrued interest deferred and added to the principal balance of a note when an investor elects to defer interest received on a note.  In the event MP Securities provides wholesale services in connection with the Class 1 Notes offering, we may reimburse MP Securities and any other selling group member up to $40,000 in wholesaling expenses.  As of the date of this Report, no wholesaling expenses have been paid to MP Securities or any other selling group member under the Class 1 Notes offering.  For the year ended December 31, 2015, MP Securities earned $437 thousand in sales concessions and $55 thousand in managing broker concessions on the sale of our Class 1 Notes.

In addition, we have signed an Administrative Services Agreement with MP Securites which stipulates that we will provide certain services to MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  The total expenses charged to MP Securities for these services were $913 thousand and $680 thousand for the years ended December 31, 2015 and 2014, respectively.  At a Board of Managers meeting held on November 5, 2015, the Board approved a Resolution authorizing a capital contribution of up to $100,000 to be made by the Company in its wholly-owned subsidiary, MP Securities.  The Resolution further authorized the officers of the Company to amend the terms of the Administrative Services Agreement entered into by and between the Company and MP Securities thereby authorizing the Company to abate MP Securities’ obligation to pay the Company for providing those described services for a limited period not to exceed twelve months and up to an amount not to exceed $100,000.  MP Securities may discontinue the expense abatement at any time during the one year period by providing written notice to the Company.

In connection with our Secured Investment Note offering, the Company has engaged MP Securities to act as our managing broker for the offering.  Under the terms of a Managing Broker-Dealer Agreement entered into by and between us and MPS Securities, we will pay selling commissions ranging from 2% on our Secured Investment Notes with a 18-month maturity to 5% on Secured Investment Notes with a 54-month maturity, with total selling commissions not to exceed 5%.  For the year ended December 31, 2015, MP Securities earned $93 thousand in concessions on the sale of Secured Investment Notes.

Pursuant to a Loan and Security Agreement, dated December 15, 2014, entered into by and among the Company, MPF and the holders of our Secured Investment Notes (the “Loan Agreement”), MPF will serve as the collateral agent for the Secured Investment Notes.  The Company will pledge and deliver mortgage loans and cash to MPF to serve as collateral for the Secured Investment Notes.  As custodian and collateral agent for the Secured Investment Notes, MPF will monitor the Company’s compliance with the terms of the Loan Agreement, take possession of, hold, operate, manage or sell the collateral conveyed to MPF for the benefit of the Secured Investment Note holders.  MPF is further authorized to pursue any remedy at law or in equity after an event of default occurs under the Loan Agreement.  We have pledged $3.6 million in loans receivable as collateral for the Secured Investment Notes at December 31, 2015.

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

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2015	2014

Audit and audit-related fees	$132,245	$127,000
Tax Fees	12,500	12,500
All other fees	--	12,250
Total	$144,745	$151,750

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

10.5	CUSO Line of Credit Facility Note and Security Agreement, dated May 14, 2008, executed by Ministry Partners Investment Corporation in favor of Members United Corporate Federal Credit Union (5)
10.6	Office Lease, dated November 4, 2008, by and between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (5)
10.7	Equipment Lease, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (6)
10.8	Professional Services Agreement, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (6)

10.9	Form of Individual Manager Indemnification Agreement (7)
10.10	Confidential Severance and Release Agreement by and between Ministry Partners Investment Company LLC and Billy M. Dodson, effective November 8, 2013 (8)
10.11	Interim CEO Employment Agreement by and between Ministry Partners Investment Company LLC and James. H. Overholt, effective November 12, 2013 (9)
10.12	Employment Agreement by and between Ministry Partners Investment Company, LLC and James H. Overholt, effective May 13, 2014 (10)
10.13	Loan and Security Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Funding, LLC dated December 15, 2014 (10)
10.14	Managing Broker Dealer Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC, dated January 6, 2015 (11)
10.15

Amendment to Loan and Security Agreement by and between The National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union and Ministry Partners Investment Company, LLC dated March 30, 2015. (13)

10.16

Amendment to Loan and Security Agreement by and between The National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union and Ministry Partners Investment Company, LLC dated March 30, 2015. (13)

10.17	Employment Agreement by and between Ministry Partners Securities, LLC and Joseph Turner dated May 27, 2015. (14)
10.18	Severance and Release Agreement dated January 7, 2016. (15)
14.1	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.ins	XBRL Taxonomy Extension Definition Linkbase Document **
101.sch	XBRL Taxonomy Extension Schema Document **
101.def	XBRL Taxonomy Extension Definition Linkbase Document **

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 23, 2013
(4)	Incorporated by reference to the Report on Form 8-K filed by the Company on October 15, 2007, as amended.
(5)	Incorporated by reference to the Report on Form 10-K filed by the Company on April 14, 2009.
(6)	Incorporated by reference to the Report on Form 10-K/A filed by the Company on April 3, 2012.
(7)	Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Company on June 24, 2014.
(8)	Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed by the Company on November 14, 2013
(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 7, 2014
(10)	Incorporated by reference to Exhibit 10.30 of the Report on Form 10-Q filed by the Company on May 15, 2014
(11)	Incorporated by reference to Exhibit 1.0 to the Registration Statement on Form S-1 filed by the Company on June 24, 2014
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 9, 2015
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 3, 2015
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 12, 2016

*	Filed herewith.
**	Furnished, not filed, herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT

COMPANY, LLC

Dated:  March 30, 2016By: /s/ Joseph W. Turner

  Joseph W. Turner,

  Chief Executive Officer

  (Principal Executive Officer)

Dated:  March 30, 2016By: /s/ Susan B. Reilly

  Susan B. Reilly,

  Senior Vice President and Chief Financial Officer

  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Joseph W. Turner

Chief Executive Officer (Principal Executive Officer)

Date:  March 30, 2016

/s/ Susan B. Reilly

Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Date:  March 30, 2016

/s/ R. Michael Lee

Chairman, Board of Managers

Date:  March 30, 2016

/s/ Van C. Elliott

Secretary, Manager

Date:  March 30, 2016

/s/ Arthur G. Black

Manager

Date:  March 30, 2016

/s/ Juli Anne S. Callis

Manager

Date:  March 30, 2016

/s/ Jeffrey T. Lauridsen

Manager

Date:  March 30, 2016

/s/ Jerrod L.Foresman

Manager

Date:  March 30, 2016

/s/ Abel Pomar

Manager

Date:  March 30, 2016