Form 10-Q
period 2016-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2016-05-13
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

At March 31, 2016, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015

 (Dollars in Thousands Except Unit Data)

	2016	2015
	(Unaudited)	(Audited)
Assets:
Cash	$16,401	$11,645
Loans receivable, net of allowance for loan losses of $1,830 and $1,785 as of March 31, 2016 and December 31, 2015, respectively	133,746	132,932
Accrued interest receivable	608	545
Investments	900	--
Property and equipment, net	59	58
Foreclosed assets, net	--	3,486
Other assets	626	478
Total assets	$152,340	$149,144
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$89,300	$90,237
Notes payable, net of debt issuance costs of $118 and $122 as of March 31, 2016 and December 31, 2015, respectively	53,752	49,793
Accrued interest payable	153	141
Other liabilities	744	693
Total liabilities	143,949	140,864
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2016 and December 31, 2015 (liquidation preference of $100 per unit); See Note 10	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2016 and December 31, 2015; See Note 10	1,509	1,509
Accumulated deficit	(4,833)	(5,066)
Total members' equity	8,391	8,158
Total liabilities and members' equity	$152,340	$149,022

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in Thousands)

	2016	2015
Interest income:
Interest on loans	$2,256	$2,020
Interest on interest-bearing accounts	7	5
Total interest income	2,263	2,025
Interest expense:
NCUA borrowings	566	581
Notes payable	470	469
Total interest expense	1,036	1,050
Net interest income	1,227	975
Provision for loan losses	45	--
Net interest income after provision for loan losses	1,182	975
Non-interest income:
Broker-dealer commissions and fees	125	121
Other lending income	123	134
Total non-interest income	248	255
Non-interest expenses:
Salaries and benefits	818	650
Marketing and promotion	21	25
Office operations	377	352
Foreclosed assets, net	(281)	(5)
Legal and accounting	190	191
Total non-interest expenses	1,125	1,213
Income before provision for income taxes	305	17
Provision for income taxes	4	4
Net income	$301	$13

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015

(Dollars in Thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$301	$13
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	4	12
Amortization of deferred loan fees	(145)	(42)
Amortization of debt issuance costs	22	26
Provision for loan losses	45	--
Accretion of allowance for loan losses on restructured loans	(1)	1
Accretion of loan discount	(15)	(12)
Gain on sale of loans	(76)	(40)
Gain on sale of foreclosed assets	(278)	--
Changes in:
Accrued interest receivable	(63)	(20)
Other assets	(211)	(226)
Other liabilities and accrued interest payable	72	(146)
Net cash used by operating activities	(345)	(434)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(14,804)	(2,547)
Loan sales	8,501	2,194
Loan principal collections	5,604	1,279
Foreclosed asset sales	2,864	--
Purchase of property and equipment	(5)	(1)
Net cash provided by investing activities	2,160	925
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in NCUA borrowings	(937)	(907)
Net change in notes payable	3,955	384
Debt issuance costs	(18)	(65)
Dividends paid on preferred units	(59)	(27)
Net cash provided (used) by financing activities	2,941	(615)
Net increase (decrease) in cash	4,756	(124)
Cash at beginning of period	11,645	17,251
Cash at end of period	$16,401	$17,127
Supplemental disclosures of cash flow information
Interest paid	$1,025	$1,058
Income taxes paid	$--	$--
Transfer of foreclosed assets to investments	$900	$--

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of our accounting policies is included in our 2015 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the results for the full year.

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

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”).  MPF has been inactive since November 30, 2009.  In December 2014, the Company reactivated MPF to hold loans used as collateral for our new Secured Notes for the benefit of the holders of such notes.

On November 13, 2009, the Company formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty was formed to provide loan brokerage and other real estate services to churches and ministries in connection with the Company’s mortgage financing activities. On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker. MP Realty has conducted limited operations since its inception.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of March 31, 2016 and December 31, 2015.

A portion of the our cash held at credit unions is insured by the National Credit Union Insurance Fund, while a portion of cash held at other financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company maintains cash that may exceed insured limits.  We do not expect to incur losses in our cash accounts.

Investments

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”), a company that will develop and market property formerly classified by the Company as a foreclosed asset.  In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project as part of the agreement and transferred the carrying value of the property from foreclosed assets to investments.  The Company’s investment in the joint venture is $900 thousand, which is equal to the Company’s carrying value in the foreclosed asset at December 31, 2015.  Our investment in the joint venture is analyzed for impairment by management on a periodic basis.  Any impairment charges will be recorded as a valuation allowance against the value of the asset.  Management concluded that the investment in the joint venture was not impaired as of March 31, 2016.  Income and expenses of the joint venture will increase or decrease the Company’s investment and will be recorded on the income statement as realized gains or losses on investment.

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

Allowance for Loan Losses

The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the Company’s Consolidated Statements of Income as a provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Income Taxes

We have elected to be treated as a partnership for income tax purposes.  Therefore, our income and expenses are passed through to our members for tax reporting purposes.

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

ASU 2014-09 Revenue from Contracts with Customers (Topic 606) provides a robust framework for addressing revenue recognition issues and, upon its effective date, replaces almost all existing revenue recognition guidance, including industry-specific guidance, in current U.S. GAAP. The revenue recognition policies of almost all entities will be affected by the new guidance in the ASU. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact that ASU 2014-09 will have on its statement of financial position or financial statement disclosures.

ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2014-15 will have on its statement of financial position or financial statement disclosures.

ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force) clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2014-16 will have on its statement of financial position or financial statement disclosures.

ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items eliminates the concept of extraordinary items, but retains the presentation and disclosure guidance for items that are unusual in nature or infrequently occurring and expands the guidance to include items that are both unusual in nature and infrequently occurring. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2015-01 will have on its statement of financial position or financial statement disclosures.

ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis made certain targeted revisions to various areas of the consolidation guidance, including the determination of the primary beneficiary of an entity, among others. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2015-02 will have on its statement of financial position or financial statement disclosures.

ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies must apply the new requirements in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-03 will have on its statement of financial position or financial statement disclosures.

ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement helps customers determine whether a cloud computing arrangement includes a software license. For public business entities, the ASU should be applied in annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact that ASU 2015-05 will have on its statement of financial position or financial statement disclosures.

ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2015-16 will have on its statement of financial position or financial statement disclosures.

ASU 2016-07, Investments – Equity Method and Join Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting simplifies the accounting for entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence in the investment.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in ownership interest or degree of influence, the investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis.  The cost of acquiring the additional interest is added to the current basis of the investor’s previously held interest.  The Company is currently evaluating the impact that ASU 2016-07 will have on its statement of financial position or financial statement disclosures.

2.  Pledge of Cash

Occasionally, we will pledge cash as collateral for our borrowings or our Secured Notes. This cash is considered restricted cash.  At December 31, 2015, $686 thousand was pledged as collateral for the NCUA credit facility.  We had $359 thousand  in cash pledged as collateral for our secured notes at March 31, 2016.

3.  Related Party Transactions

We maintain some of our cash funds at ECCU, our largest equity investor. Total funds held with ECCU were $3.1 million and $163 thousand at March 31, 2016 and December 31, 2015, respectively. Interest earned on funds held with ECCU totaled $5.0 thousand and $3.2 thousand for the three months ended March 31, 2016 and 2015, respectively.

We lease physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $30 thousand and $29 thousand for the three months ended March 31, 2016 and 2015, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  We believe that this method is reasonable.

From time to time, we have purchased mortgage loans, including loan participation interests from ECCU, our largest equity owner.  During the three month periods ended March 31, 2016 and 2015, we did not purchase any loans from ECCU.  With regard to loans purchased from ECCU in prior years, we recognized $134 thousand and $460 thousand of interest income during the three months ended March 31, 2016 and 2015, respectively.  ECCU currently acts as the servicer for nine of the 154 loans held in our loan portfolio.  Under the terms of the loan servicing agreement we entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments we receive on wholly-owned loans ECCU services on our behalf.  In lieu of a servicing fee, loan participations we purchase from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  We negotiate the pass-through interest rates with ECCU on a loan by loan basis.  At March 31, 2016, our investment in wholly-owned loans serviced by ECCU totaled $922 thousand, while our investment in loan participations serviced by ECCU totaled $10.4 million.  From time to time, we pay fees for additional services ECCU provides for servicing these loans.  We paid fewer than one thousand dollars of such fees during the three months ended March 31, 2016 and 2015.

On October 6, 2014, MP Securities, our wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ECCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ECCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ECCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ECCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ECCU for permitting it to use the designated location to offer such products and services to ECCU’s members under an arrangement that will entitle ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $23 thousand and $6 thousand to ECCU under the terms of this agreement during the three months ended March 31, 2016 and 2015, respectively.

On April 8, 2016, the Company and ECCU, entered into a Master Services Agreement (the “Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ECCU commencing on the effective date of the Services Agreement and ending on December 31, 2016; provided, however, that unless either party provides at least thirty (30) days written notice to the other party prior to its expiration, the agreement will automatically renew for successive one year periods.  Either party may terminate the Services Agreement for any reason by providing thirty (30) days prior written notice.  The Company has agreed to assign a designated service representative which must be approved by ECCU in performing its duties under the Agreement.  Pursuant to the terms of the Services Agreement, the Company will make visits to, deliver reports, provide marketing, educational and loan related services to ECCU’s members, borrowers, leads, referral sources and contacts in the southeast region of the United States.  ECCU has agreed to pay the Company a monthly fee for providing these services.

Other Related Party Transactions

From time to time, our Board and members of our executive management team have purchased investor notes from us. Investor notes payable to related parties totaled $52 thousand and $51 thousand at March 31, 2016 and December 31, 2015, respectively.

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

We also entered into a selling agreement with MP Securities pursuant to which MP Securities served as our selling agent in distributing our Class 1 Notes.  Under the terms of the Class 1 Notes Offering, MP Securities received a selling concession for acting as a participating broker ranging from 1.25% to 5 % on the sale of a fixed series note and an amount equal to .25% per annum on the average note balance for a variable series note.  No concessions were paid on any accrued interest that is added to the principal of a Class 1 Note pursuant to an interest deferral election made by the investor.

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

4.  Loans Receivable and Allowance for Loan Losses

We originate church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes:  whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2031. Loans yielded a weighted average of 6.31% and 6.33% as of March 31, 2016 and December 31, 2015, respectively. A summary of the Company’s mortgage loans owned as of March 31, 2016 and December 31, 2015 is as follows (dollars in thousands):

	March 31,	December 31
	2016	2015

Loans to evangelical churches and related organizations:
Real estate secured	$137,088	$136,250
Unsecured	240	126
Total loans	137,328	136,376

Deferred loan fees, net	(879)	(850)
Loan discount	(873)	(809)
Allowance for loan losses	(1,830)	(1,785)
Loans, net	$133,746	$132,932

Allowance for Loan Losses

The Company has established an allowance for loan losses of $1.8 million as of March 31, 2016 and December 31, 2015 for loans held in the Company’s mortgage portfolio. For the three month period ended March 31, 2016, we did not record any charge-offs on our mortgage loan investments.  For the year ended December 31, 2015, we recorded  $143 thousand in charge-offs on our mortgage loan investments. Management believes that the allowance for loan losses as of March 31, 2016 and December 31, 2015 is appropriate.

Changes in the allowance for loan losses for the three month period ended March 31, 2016 and the year ended December 31, 2015 are as follows (dollars in thousands):

	Three months ended	Year ended
	March 31, 2016	December 31, 2015

Balance, beginning of period	$1,785	$2,454
Provision for loan loss	45	(524)
Chargeoffs	--	(143)
Recoveries	(1)	20
Transfer to loan discount	--	--
Accretion of allowance related to restructured loans	1	(22)
Balance, end of period	$1,830	$1,785

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of the recorded balance of our nonperforming loans (dollars in thousands) as of March 31, 2016, December 31, 2015 and March 31, 2015:

	March 31,	December 31,	March 31,
	2016	2015	2015

Impaired loans with an allowance for loan loss	$9,955	$10,012	$8,627
Impaired loans without an allowance for loan loss	1,837	1,880	3,191
Total impaired loans	$11,792	$11,892	$11,818

Allowance for loan losses related to impaired loans	$1,115	$1,115	$1,671
Total non-accrual loans	$8,697	$8,779	$8,653
Total loans past due 90 days or more and still accruing	$--	$--	$--

We had eight nonaccrual loans as of March 31, 2016 and December 31, 2015.

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	March 31, 2016	December 31, 2015

Loans:
Individually evaluated for impairment	$11,792	$11,892
Collectively evaluated for impairment	125,536	124,484
Balance	$137,328	$136,376

Allowance for loan losses:
Individually evaluated for impairment	$1,115	$1,115
Collectively evaluated for impairment	715	670
Balance	$1,830	$1,785

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at March 31, 2016 and December 31, 2015, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2016
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$105,334	4,871	10,752	--	120,957
Watch	7,258	3,095	225	--	10,578
Substandard	5,581	212	--	--	5,793
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$118,173	$8,178	$10,977	$--	$137,328

Credit Quality Indicators (by class)
As of December 31, 2015
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$102,845	$4,809	$10,813	$--	$118,467
Watch	4,387	3,113	1,630	--	9,130
Substandard	8,564	215	--	--	8,779
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$115,796	$8,137	$12,443	$--	$136,376

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at March 31, 2016 and at December 31, 2015 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$745	1,837	--	2,582	115,591	118,173	--
Wholly-Owned Junior	--	--	--	--	8,178	8,178	--
Participation First	--	--	--	--	10,977	10,977	--
Participation Junior	--	--	--	--	--	--	--
Total	$745	$1,837	$--	$2,582	$134,746	$137,328	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,433	$--	$1,063	$4,496	$111,300	$115,796	$--
Wholly-Owned Junior	--	--	--	--	8,137	8,137	--
Participation First	1,377	--	--	1,377	11,066	12,443	--
Participation Junior	--	--	--	--	--	--	--
Total	$4,810	$--	$1,063	$5,873	$130,503	$136,376	$--

The following tables are summaries of impaired loans by loan class as of and for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015, respectively.  The recorded investment in impaired loans reflects the unpaid principal balance less discounts and interest payments taken against principal, whereas the unpaid principal balance reflects the contractual principal balance owed by the borrower (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,678	$2,679	$--	$1,698	$--
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,062	7,518	704	6,111	--
Wholly-Owned Junior	3,252	3,312	411	3,259	39
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$10,992	$13,509	$1,115	$11,068	$39

Impaired Loans (by class)
As of and for the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,720	$2,681	$--	$1,829	$--
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,157	7,471	704	6,215	99
Wholly-Owned Junior	3,272	3,331	412	3,304	162
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,149	$13,483	$1,115	$11,348	$261

Impaired Loans (by class)
As of and for the three months ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$2,775	$3,742	$--	$2,830	$--
Wholly-Owned Junior	207	214	--	208	2
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,272	5,202	1,084	4,299	12
Wholly-Owned Junior	3,120	3,165	294	3,125	40
Participation First	751	883	293	751	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,125	$13,206	$1,671	$11,213	$54

A summary of nonaccrual loans by loan class at March 31, 2016 and December 31, 2015 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of March 31, 2016

Church loans:
Wholly-Owned First	$8,485
Wholly-Owned Junior	212
Participation First	--
Participation Junior	--
Total	$8,697

Loans on Nonaccrual Status (by class)
As of December 31, 2015

Church loans:
Wholly-Owned First	$8,564
Wholly-Owned Junior	215
Participation First	--
Participation Junior	--
Total	$8,779

A summary of loans we restructured during the three months ended March 31, 2016 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended March 31, 2016

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$944	$944	$939
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	1	$944	$944	$939

We restructured one loan during the three months ended March 31, 2016.  For this loan, we added unpaid accrued interest outstanding to the loan balance and offset this with a corresponding discount of the same amount.  We lowered the interest rate on the loan and extended the loan’s maturity date.  We did not restructure any loans during the three months ended March 31, 2015.

No loans that were modified during the three months ended March 31, 2016 defaulted during the quarter in which they were modified.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of March 31, 2016, no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.

5.  Investments

Our investments at March 31, 2016 consist of an ownership interest in a joint venture, Tesoro Hills LLC.  Our ownership interest is equal to the value of our initial investment in the joint venture, which consisted of a $900 thousand property that was previously foreclosed on by us.  The joint venture has not earned any income or incurred any losses as of March 31, 2016.  Management has conducted an evaluation of the investment as of March 31, 2016 and has determined that the investment is not impaired.  We did not have any investments at December 31, 2015.

6.  Foreclosed Assets

Our foreclosed assets at March 31, 2016 consist of one property that was completely written off during the year ended December 31, 2015.  Our investment in foreclosed assets was zero at March 31, 2016 and $3.5 million at December 31, 2015.  We did not record any loss provisions on foreclosed assets recorded for the three months ended March 31, 2016 and March 31, 2015.  We recorded $1.1 million in charge-offs of allowances for losses on foreclosed assets during the three months ended March 31, 2016.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the periods ended March 31 and December 31,
	2016	2015
Balance, beginning of period	$1,111	$2,431
Provision for losses	--	(11)
Charge-offs	(1,111)	(1,309)
Recoveries	--	--
Balance, end of period	$--	$1,111

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended March 31,
	2016	2015
Net loss (gain) on sale of real estate	$(278)	$--
Provision for losses	--	--
Operating expenses, net of rental income	(3)	(5)
Net expense (income)	$(281)	$(5)

7.  Loan Participation Sales

During the three months ended March 31, 2016, we sold participations in seven church loans totaling $8.5 million while retaining servicing responsibilities on the loans.  As a result of these sales, we recorded servicing assets totaling $98 thousand.  During the year ended December 31, 2015, the Company sold participations in eight church loans totaling $6.0 million.  As a result of these sales, we recorded servicing assets totaling $59 thousand.  Servicing assets are amortized using the interest method as an adjustment to servicing fee income.  Amortization totaled $27 thousand for the three months ended March 31, 2016.

A summary of servicing assets for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015 is as follows (dollars in thousands):

	For the three months ended		For the year ended
	March 31,		December 31,
	2016	2015	2015
Balance, beginning of period	$186	$184	$184
Additions:
Servicing obligations from sale of loan participations	98	48	59
Subtractions:
Amortization	(27)	(14)	(57)
Balance, end of period	$257	$218	$186

8.  NCUA Borrowings

Members United Facilities

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  On March 30, 2015, we and the NCUA entered into an agreement to amend to the Loan and Security Agreement (the “LSA Amendments”) for both the MU Credit Facility and the WesCorp Credit Facility.  The LSA Amendments altered the collateral requirements on both facilities, as well as some of our reporting requirements to the NCUA.  The balance of the MU Credit Facility was $69.5 million and $70.2 million at March 31, 2016 and December 31, 2015, respectively.  The required minimum monthly payment on this facility is $393 thousand.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time we fail to maintain our required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet our obligation to maintain a minimum collateralization ratio.  At March 31, 2016 and December 31, 2015, the collateral securing the MU Credit Facility had an aggregate principal balance of $82.5 million and $81.9 million, respectively.  In total, the collateral securing both facilities at December 31, 2015 did not satisfy the 120% minimum collateralization ratio required by the amended agreement.  The Company pledged $686 thousand in cash to satisfy the deficit in loan collateral at December 31, 2015.  The total collateral pledged, including loans receivable and cash, satisfies the requirements of the amended credit facility agreements.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of March 31, 2016 and December 31, 2015, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of March 31, 2016 and December 31, 2015,  $19.8 million and $20.0 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of March 31, 2016 and December 31, 2015, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $26.0 million and $25.7 million, respectively.    In total, the collateral securing both facilities at December 31, 2015 did not satisfy the 120% minimum collateralization ratio required by the amended agreement.  The Company pledged $686 thousand in cash to satisfy the deficit in loan collateral at December 31, 2015.  The total collateral pledged, including loans receivable and cash, satisfies the requirements of the amended credit facility agreements.

As of March 31, 2016 and December 31, 2015, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of our borrowings from financial institutions during the twelve month periods ending September 30 are as follows (dollars in thousands):

2017	$3,766
2018	3,869
2019	81,665
$89,300

9.  Notes Payable

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

Until December 31, 2014, the Company offered its Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series pursuant to registration statements filed with the SEC. On June 24, 2011, we filed a Registration Statement with the SEC seeking to register an additional $75 million of the Company’s Class A Notes.  All of the Class A Notes are unsecured.  The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rate the Company paid on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rate the Company pays on a Variable Series Note is determined by reference to the three month LIBOR rate in effect on the date the interest rate is set plus a rate spread of 1.50% to 1.80%.

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of March 31, 2016.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Class A Note Offering expired on December 31, 2015 and the Company discontinued the sale of its Class A Notes as of that date.  At March 31, 2016 and December 31, 2015, $23.5 million and $25.4 million of these notes were outstanding, respectively.

In January 2015, the Company registered with the SEC $85.0 million of new Class 1 Notes in two series, including a Fixed Series and Variable Series.  This is a "best efforts" offering and will continue through December 31, 2017.  The offering includes two categories of notes, including a fixed interest note and a variable interest note.  The interest rates the Company will pay on the Fixed Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 60 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 6, 2015, the Variable Index is defined under the Class 1 Notes as the three month LIBOR rate.  The Variable Series Notes will be repaid at the noteholder’s request at any time after the note has been outstanding with an unpaid principal balance of $10,000 or more. We had $6.5 million in outstanding Class 1 Variable Series Notes over $10,000 at March 31, 2016.

The Class 1 Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class 1 Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class 1 Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class 1 Notes if, after giving effect to such issuance, the Class 1 Notes then outstanding would have an aggregate unpaid balance exceeding $125.0 million.  The Company’s other indebtedness, as defined in the Class 1 Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class 1 Notes are outstanding. According to California state regulations, hte Company is also not permitted to issue any Class 1 Notes if the issuance of those Notes would cause the aggregate unpaid balance of Class 1 Notes to reach or exceed ten times the Company’s equity at the time of issuance.

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At March 31, 2016 and December 31, 2015, $21.8 million and $15.9 million of Class 1 Notes were outstanding, respectively.

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

In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.  At March 31, 2016 and December 31, 2015, $2.3 million in Secured Notes were outstanding.

As part of this offering, the Company entered into a Loan and Security Agreement with MPF that appointed MPF as the collateral agent of any loans pledged as collateral for the Secured Notes.  At March 31, 2016 and December 31, 2015, $2.4 million and $3.6 million in loans were pledged as collateral on the Secured Notes, respectively.  We also had $359 in cash pledged as collateral on the Secured Notes. These totals satisfy the minimum collateral requirement of the private placement memorandum.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. A total of $4.3 million and $3.4 million in notes sold pursuant to this offering were outstanding at March 31, 2016 and December 31, 2015, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at March 31, 2016.  A total of $52 thousand of its 2013 International Notes were outstanding at March 31, 2016 and December 31, 2015, respectively.

We have the following notes payable at March 31, 2016 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$23,457	3.87%
Class 1 Offering	21,788	3.06%

Private Offerings
Special Offering	2,001	4.27%
Special Subordinated Notes	4,293	5.03%
Secured Notes	2,279	3.33%
International Offering	52	3.62%
Total	$53,870	3.62%

Future maturities for the Company’s investor notes during the twelve month periods ending December 31 are as follows (dollars in thousands):

2017	$19,580
2018	12,758
2019	6,901
2020	8,310
2021	6,321
$53,870

Debt issuance costs related to our notes payable were $118 thousand and $122 thousand at March 31, 2016 and December 31, 2015, respectively.

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

11.  Retirement Plans

401(k)

All of our employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the three months ended March 31, 2016 and 2015 were $19.3 thousand and $23.0 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce our annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2015.  No profit sharing contribution has been made or approved for the three months ended March 31, 2016.

12.  Loan Commitments

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2016 and December 31, 2015, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	March 31, 2016	December 31, 2015
Undisbursed loans	$4,132	$5,232
Standby letter of credit	$1,071	$1,071

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments at March 31, 2016 and December 31, 2015, are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2016 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$16,401	$16,401		$--	$--	$16,401
Loans, net	133,746	--		--	137,614	137,614
Investments	900	--		--	900	900
Accrued interest receivable	608	--		--	608	608
FINANCIAL LIABILITIES:
NCUA borrowings	$89,300	$--	$		$89,787	$89,787
Notes payable	53,752	--		--	54,826	54,826
Other financial liabilities	217	--		--	217	217

		Fair Value Measurements at December 31, 2015 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$11,645	$11,645		$--	$--	$11,645
Loans, net	132,932	--		--	136,468	136,468
Accrued interest receivable	545	--		--	545	545
FINANCIAL LIABILITIES:
NCUA borrowings	$90,237	$--	$		$90,258	$90,258
Notes payables	49,915	--		--	50,693	50,693
Other financial liabilities	178	--		--	178	178

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2016 and December 31, 2015.

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

Investments – Fair value is estimated by analyzing the operations and marketability of the underlying investment to determine if the investment is other-than-temporarily impaired.

Notes Payable – The fair value of fixed maturity notes is estimated by discounting the future cash flows using the rates currently offered for notes payable of similar remaining maturities.  The discount rate is estimated by Company management by using market rates which reflect the interest rate risk inherent in the notes.

NCUA Borrowings – The fair value of borrowings from financial institutions are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. The discount rate is estimated by Company management using market rates which reflect the interest rate risk inherent in the notes.

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2016 and December 31, 2015.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2016:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,840	$5,840
Total	$--	$--	$5,840	$5,840

Assets at December 31, 2015:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,940	$5,940
Foreclosed assets	--	2,586	900	3,486
Total	$--	$2,586	$6,840	$9,426

Activity in Level 3 assets is as follows for the three months ended March 31, 2016 (dollars in thousands):

Impaired loans
(net of allowance and discount)
Balance, December 31, 2015	$5,940
Deletions and paydowns, loans	(100)
Balance, March 31, 2016	$5,840

Foreclosed assets
(net of valuation allowance)
Balance, December 31, 2015	$900
Transfer of foreclosed assets to investments	(900)
Balance, March 31, 2016	$--

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015 are summarized below (dollars in thousands):

March 31, 2016
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,840	Discounted appraised value	Selling cost	10% - 15% (10.61%)
		Internal evaluations	Estimated market decrease	0% - 20% (5.75%)

December 31, 2015
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$3,931	Discounted appraised value	Selling cost	10% - 15% (10.61%)
		Internal evaluations	Estimated market decrease	0% - 20% (5.66%)
		Internal evaluations	Discount due to title dispute	0% - 57% (5.58%)

Foreclosed assets	$9,603	Discounted appraised value or discounted listing price	Selling cost	8% - 10% (9.30%)
		Discounted appraised value or discounted listing price	Estimated market decrease	0% - 53% (30.21%)

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

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the three month period ended March 31, 2016 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$2,386	$125	$2,511
Intersegment revenue	--	184	184
External non-interest expenses	823	306	1,129
Intersegment non-interest expenses	83	--	83
Segment net profit (loss)	399	3	402
Segment assets	152,736	211	152,947

Revenue
Total revenue of reportable segments	$2,695
Inter-segment revenue	(184)
Consolidated revenue	$2,511

Non-interest expenses
Total non-interest expenses of reportable segments	$1,212
Inter-segment non-interest expenses	(83)
Consolidated non-interest expenses	$1,129

Profit
Total income of reportable segments	$402
Inter-segment profits	(101)
Consolidated net income	$301

Assets
Total assets of reportable segments	$152,947
Inter-segment prepaid expenses	(597)
Segment accounts receivable from corporate office	(10)
Consolidated assets	$152,340

Financial information with respect to the reportable segments for the three month period ended March 31, 2015 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$2,159	$121	$2,280
Intersegment revenue	--	166	166
External non-interest expenses	888	345	1,233
Intersegment non-interest expenses	16	--	16
Segment net profit (loss)	71	(58)	13
Segment assets	151,552	398	151,950

Revenue
Total revenue of reportable segments	$2,446
Inter-segment revenue	(166)
Consolidated revenue	$2,280

Non-interest expenses
Total non-interest expenses of reportable segments	$1,233
Inter-segment non-interest expenses	(16)
Consolidated non-interest expenses	$1,217

Profit
Total income of reportable segments	$13
Inter-segment profits	--
Consolidated net income	$13

Assets
Total assets of reportable segments	$151,950
Inter-segment prepaid expenses	(154)
Segment accounts receivable from corporate office	(17)
Consolidated assets	$151,779

15.  Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year.  MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 for the year ended December 31, 2015.  MP Realty incurred a tax loss for the years ended December 31, 2015 and 2014, and recorded a provision of $800 per year for the state minimum franchise tax.

MP Realty, a C Corporation, has federal and state net operating loss carryforwards of approximately $319,000 and $316,000, respectively which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at December 31, 2015 and 2014.

Tax years ended December 31, 2011 through December 31, 2015 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2010 through December 31, 2015 remain subject to examination by the California Franchise Tax Board.

16.  Subsequent Events

On April 15, 2016, we appointed Mendell Thompson to the Company’s Board of Managers.  Mr. Thompson currently serves as President and Chief Executive Officer of America’s Christian Credit Union (“ACCU”).  We have sold  $1.6 million in loan participations to ACCU in the past.  As of March 31, 2016, the outstanding balance of loan participations sold to ACCU is $1.0 million.  We have not sold any loan participations to ACCU since Mr. Thompson’s appointment to our Board of Managers.

In addition, our wholly-owned subsidiary, MP Securities has a Networking Agreement with ACCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ACCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ACCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ACCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ACCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ACCU for permitting it to use the designated location to offer such products and services to ACCU’s members under an arrangement that will entitle ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $28 thousand and $22 thousand to ACCU under the terms of this agreement during the three months ended March 31, 2016 and 2015, respectively.  The terms of this agreement have not changed as a result of Mr. Thompson’s appointment to our Board of Managers.

As with all of our material Related Party transactions, agreements and transactions with ACCU will be governed by the Related Party Transaction Policy adopted by our Board of Managers.

On May 5, 2016, we reached an employment agreement with our Chief Executive Officer, Joseph W. Turner, Jr.  The agreement was effective dated to December 3, 2015.  Pursuant to the Agreement, Mr. Turner will serve as our President and Chief Executive Officer for an initial one-year term.  On each subsequent year thereafter, the agreement will renew automatically, unless either party provides the other party with written notice at least three months prior to the expiration of the term.  Mr. Turner will continue to serve as the Chief Executive Officer of our wholly-owned subsidiary, MP Securities.  Mr. Turner will receive a base salary of $230,000 per year and will be eligible to receive additional bonus awards, supplemental retirement and deferred compensation awards adopted by the Company’s Board of Directors for its executive officers.  Under the terms of the Employment Agreement, Mr. Turner is eligible for a 2016 bonus award not to exceed 30% of his base salary, subject, however to any vesting, performance or other terms and conditions the Board may impose.  The Company has further agreed to develop a long-term incentive award for Mr. Turner that will be based on increasing the value of the Company’s equity units.  The amount, payment terms, vesting, performance, form of such award and payment triggers shall be approved, amended or modified by the Company’s Board of Managers in its sole discretion. Mr. Turner’s employment may be terminated by either party at any time and will be deemed to be an “at-will” employment arrangement.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  Such risks, uncertainties and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the following:

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

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2016 and March 31, 2015 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three months ended March 31, 2016 vs. three months ended March 31, 2015

	Three months ended		Comparison
	March 31,
	2016	2015	$ Difference	% Difference
Interest income:
Interest on loans	$2,256	$2,020	$236	12%
Interest on interest-bearing accounts	7	5	2	40%
Total interest income	2,263	2,025	238	12%
Interest expense:
NCUA borrowings	566	581	(15)	(3%)
Notes payable	470	469	1	0%
Total interest expense	1,036	1,050	(14)	(1%)
Net interest income	1,227	975	252	26%
Provision for loan losses	45	--	45	100%
Net interest income after provision for loan losses	1,182	975	207	21%
Non-interest income
Broker-dealer commissions and fees	125	121	4	3%
Other lending income	123	134	(11)	(8%)
Total non-interest income	248	255	(7)	(3%)
Non-interest expenses:
Salaries and benefits	818	650	168	26%
Marketing and promotion	21	25	(4)	(16%)
Office operations	377	352	25	7%
Foreclosed assets, net	(281)	(5)	(276)	5520%
Legal and accounting	190	191	(1)	(1%)
Total non-interest expenses	1,125	1,213	(88)	(7%)
Income before provision for income taxes	305	17	288	1694%
Provision for income taxes	4	4	--	0%
Net income	$301	$13	$288	2215%

During the three months ended March 31, 2016, we reported net income of $301 thousand, which was an increase of $288 thousand over the first quarter of 2015.  Our net income in 2016 was driven by an increase in interest income from our lending activities and gains on sale of our foreclosed assets.  These positive factors were partially offset by increases in provisions for loan losses and salary expense, which will be explained further below.

As compared to the first quarter of 2015, interest income increased by $238 thousand as a result of an increase in the mortgage loan assets held in our loan portfolio (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  Our gross loan portfolio has increased by $4.2 million since March 2015 due to an increase in loan fundings over the last six months.  We also recognized $103 thousand in additional interest income from the amortization of deferred loan fees and costs during the first quarter of 2016 as a result of the sale of loan participations.  Interest income earned on interest-bearing accounts with other institutions increased due to a higher balance of our funds being placed in institutions offering higher interest rates.

Total interest expense decreased by $14 thousand as compared to the first quarter of 2015 due to a decrease in our NCUA borrowings as we made our regular monthly principal payments.  Note interest expense increased by $1 thousand as our outstanding notes payable have increased since March 31, 2015 by $3.6 million. However, this increase in notes is offset by a decrease in the weighted average interest rate paid on our notes as the balance has shifted from Class A Notes, Special Offering Notes, and Subordinated Notes to Class 1 Notes, which pay a lower interest rate than the other notes.  As we continue to replace the old Class A Notes with Class 1 Notes, the weighted average rate paid should continue to decrease.

For the three month period ended March 31, 2016, net interest income increased by $252 thousand, or 26%, from the three month period ended March 31, 2015.  Net interest income after provision for loan losses increased by $207 thousand for the quarter ended March 31, 2016 over the three months ended March 31, 2015.  During the three months ended March 31, 2016, we recorded provisions for loan losses related to additional general reserves that were required when we funded $14.8 million in new loans during the quarter.  During the first quarter of 2015, we did not record any provisions for loan losses.

We had other income of $248 thousand in the first quarter of 2016 primarily due to $125 thousand in advisory fees and commissions earned by MP Securities, $76 thousand in gains on loan sales, $12 thousand in lending fees, and $35 thousand in servicing fee income.  MP Securities’ income has increased by $4 thousand over the first quarter of 2015 as we have expanded the client base served by our broker-dealer subsidiary. Our gains on loan sales increased by $36 thousand over the first quarter of 2015; however, our lending fees decreased by $42 thousand as we received a large late fee during the quarter ended March 31, 2015.

Non-interest operating expenses for the three months ended March 31, 2016 decreased by $88 thousand over the same period ended March 31, 2015, a decrease of 7%.  This decrease is due primarily to the sale of two foreclosed assets in which we held an interest.  We recognized $278 thousand in gains on sale of these assets.  We currently own one foreclosed asset which we have charged off completely.  We did not recognize any gains on foreclosed asset sales during the first quarter of 2015, nor do we anticipate recognizing any gains on the sale of foreclosed assets in the near future.

The gains on the sale of foreclosed assets were offset by an increase in salaries and benefits expenses.  These increased by $168 thousand for the three months ended March 31, 2016 over the three months ended March 31, 2015 as we accrued for discretionary bonuses in the first quarter of 2016 that we did not accrue in the first quarter of 2015. Office operations expense increased by $25 due to a number of factors, the most prominent of which is an increase of $9 thousand in loan expenses.  Loan expenses increased as we have expanded our loan origination activities over the last six months. Marketing and promotion expenses as well as legal and accounting fees for the first three months of 2016 were relatively similar to the first quarter of 2015.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$11,861	$7	0.25%	$18,174	$5	0.11%
Interest-earning loans [1]	131,345	2,256	6.89%	123,545	2,020	6.63%
Total interest-earning assets	143,206	2,263	6.34%	141,719	2,025	5.79%

Non-interest-earning assets	9,476	--	--%	11,265	--	--%
Total Assets	152,682	2,263	5.94%	152,984	2,025	5.37%

Liabilities:
Public offering notes – Class A	24,638	227	3.70%	39,680	361	3.69%
Public offering notes – Class 1	20,791	156	3.01%	1,128	9	3.23%
Special offering notes	2,203	22	4.07%	3,503	29	3.37%
International notes	52	--	3.61%	298	3	3.47%
Subordinated notes	3,739	46	4.95%	4,747	57	4.89%
Secured notes	2,273	19	3.32%	1,225	10	3.32%
NCUA borrowings	89,902	566	2.52%	93,558	581	2.52%

Total interest-bearing liabilities	$143,598	1,036	2.90%	144,139	1,050	2.95%

Net interest income		$1,227			$975
Net interest margin [2]			3.22%			2.58%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets decreased to $143.2 million during the three months ended March 31, 2016, from $143.6 million during the same period in 2015, a decrease of $366 thousand. The average yield on these assets was 6.34% for the three months ended March 31, 2016 as compared to 5.60% for the three months ended March 31, 2015.  The average yield increase is due to two main factors.  The first is that our loan sales during the quarter ended March 31, 2016 allowed us to accelerate the amortization of deferred fees and costs, which increased our interest income.  Because of this, the yield on our interest-earning loans increased from 6.63% for the three months ended March 31, 2015 to 6.89% for the three months ended March 31, 2016.  The second factor is that the average balance of interest-earning accounts comprised a lower percentage of our total interest-earning assets during the first quarter of 2016 as compared to the first quarter of 2015.  As we have funded loans that we can either keep on the balance sheet or sell as participations, cash has decreased and our loan balances have increased, leading to a higher average yield.

Average non-interest earning assets increased from $9.4 million for the three months ended March 31, 2015 to $9.5 million for the quarter ended March 31, 2016.  This increase is related mainly to the reclassification of several non-collateral dependent loans, which earned interest on a cash basis, to collateral dependent status.  Collateral dependent loans do not earn interest.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $143.6 million during the three months ended March 31, 2016, from $144.1 million during the same period in 2015. The average rate paid on these liabilities decreased to 2.90% for the three months ended March 31, 2016, from 2.95% for the same period in 2015. This decrease is due primarily to a shift in the balances of our notes.  As our Class A notes mature, they are being replaced by our new offering of Class 1 Notes, which pay lower interest rates.

Net interest income for the three months ended March 31, 2016 was $1.2 million, which was an increase of $252 thousand, or 26%, for the same period in 2015.  Net interest margin increased 64 basis points to 3.22% for the quarter ended March 31, 2016, compared to 2.58% for the quarter ended March 31, 2015.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(2)	$4	$2
Total loans	92	144	236
	90	148	238

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(139)	5	(134)
Public offering notes – Class 1	148	(1)	147
Special offering notes	(13)	6	(7)
International notes	(3)	--	(3)
Subordinated notes	(12)	1	(11)
Secured notes	9	--	9
NCUA borrowings	(15)	--	(15)
	(25)	11	(14)
Change in net interest income	$115	$137	$252

Financial Condition

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

			Comparison
	2016	2015	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$16,401	$11,645	$4,756	41%
Loans receivable, net of allowance for loan losses of $1,830 and $1,785 as of March 31, 2016 and December 31, 2015, respectively	133,746	132,932	814	1%
Accrued interest receivable	608	545	63	12%
Investments	900	--	900	N/A
Property and equipment, net	59	58	1	2%
Foreclosed assets, net	--	3,486	(3,486)	(100%)
Other assets	626	478	148	31%
Total assets	$152,340	$149,144	$3,196	2%
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$89,300	$90,237	$(937)	(1%)
Notes payable, net of debt issuance costs of $118 and $122 as of March 31, 2016 and December 31, 2015, respectively	53,752	49,793	3,959	8%
Accrued interest payable	153	141	12	9%
Other liabilities	744	693	51	7%
Total liabilities	143,949	140,864	3,085	2%
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(4,833)	(5,066)	233	(5%)
Total members' equity	8,391	8,158	233	3%
Total liabilities and members' equity	$152,340	$149,022	$3,318	2%

General.  Total assets increased by $3.3 million, or 2%, between December 31, 2015 and March 31, 2016.  This increase was primarily due to an increase in cash and loans receivable.

During the three month period ended March 31, 2016, gross loans receivable increased by $952 thousand, or 1%.  This increased is related to $14.8 million in loan fundings during the quarter.  As has been our practice over the last several years, we sold a portion of these loans in order to continue funding new loans and to maintain our cash levels for liquidity purposes.  We sold $8.5 million in loans during the first quarter.  We also experienced $5.6 million in principal paydowns during the quarter.  Some of these paydowns were unanticipated early payoffs near the end of the quarter.  We plan to use the funds received from these paydowns to originate new loans over the remainder of the year.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while three loans that represent less than 0.1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.31% at March 31, 2016 and 6.33% at December 31, 2015.

Non-performing Assets.  Non-performing assets consist of non-accrual loans, troubled debt restructurings, and foreclosed assets, which are real estate properties.  Non-accrual loans include any loan that becomes 90 days or more past due and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according to their modified payment terms without exception for at least three months.

Some non-accrual loans are considered collateral dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had eight nonaccrual loans as of March 31, 2016 and December 31, 2015.

We restructured one loan in February 2016 as we reduced the interest rate of a loan and added accrued interest on the loan to the principal balance.  We recorded a discount for the amount of the interest added to the loan; our net investment in the loan did not change as a result of this transaction.  This loan was already considered an impaired, collateral dependent loan.  The borrower continues to experience financial difficulties.

Of the 11 properties we have foreclosed on, we have sold nine of those properties.  Our interest in one of these properties was transferred to the Valencia Hills joint venture in which we have a $900 thousand interest.  This transaction was completed in January 2016 and the value is recorded in our investments.  The purpose of the joint venture is to develop the property so as to realize a gain on its eventual sale.  The other property was entirely written off in December 2015.  We  plan to dispose of this property in 2016.  As of March 31, 2016, the balance of our foreclosed assets is zero. We have experienced $3.1 million in total charge-offs since June 2011.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	March 31, 2016	December 31, 2015

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$--	$--
Troubled Debt Restructurings[2]	6,909	6,951
Total Collateral Dependent Loans	6,909	6,951

Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Troubled Debt Restructurings	4,883	4,941
Total Non-Collateral Dependent Loans	4,883	4,941

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	11,792	11,892
Foreclosed Assets[3]	--	3,486
Total Non-performing Assets	$11,792	$15,378

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

[2] Includes $1.1 million of restructured loans that were over 90 days delinquent as of December 31, 2015.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At March 31, 2016 and December 31, 2015, we had eight restructured loans that were on non-accrual status.  None of these loans were over 90 days delinquent at March 31, 2016.  In addition, we had one restructured loan that has performed according to terms for over a year and is on accrual status.  As of December 31, 2015, we had four foreclosed properties valued at $3.5 million, net of a $1.1 million total valuation allowance against the properties.  As of March 31, 2016, we hold one foreclosed property that has been completely written off. No new foreclosure proceedings have been initiated on any properties we own during the quarter ended March 31, 2016.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At both March 31, 2016 and December 31, 2015, the allowance for loan losses was $1.8 million.  This represented 1.3% of our gross loans receivable at both March 31, 2016 and December 31, 2015.

	Allowance for Loan Losses
	as of and for the

	Three months ended		Year ended
	March 31		December 31,
	2016	2015	2015
Balances:	($ in thousands)
Average total loans outstanding during period	$140,315	$133,631	$131,880
Total loans outstanding at end of the period	$137,328	$133,129	$136,376
Allowance for loan losses:
Balance at the beginning of period	$1,785	$2,454	$2,454
Provision charged to expense	45	--	(524)
Charge-offs
Wholly-Owned First	--	--	40
Wholly-Owned Junior	--	--	--
Participation First	--	--	103
Participation Junior	--	--	--
Total	--	--	143
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	(1)	--	(20)
Participation Junior	--	--	--
Total	(1)	--	(20)
Net loan charge-offs	(1)	--	123
Accretion of allowance related to restructured loans	(1)	(1)	22

Balance	$1,830	$2,455	$1,785

Ratios:
Net loan charge-offs to average total loans	(0.00)%	0.00%	0.09%
Provision for loan losses to average total loans[1]	0.03%	0.00%	(0.40)%
Allowance for loan losses to total loans at the end of the period	1.33%	1.84%	1.31%
Allowance for loan losses to non-performing loans	15.52%	20.76%	15.01%
Net loan charge-offs to allowance for loan losses at the end of the period	(0.05)%	0.00%	6.89%
Net loan charge-offs to Provision for loan losses[1]	0.00%	0.00%	(23.47)%

1 Provisions for loan losses were negative during the year ended December 31, 2015 due to a credit for loan losses taken when an impaired loan was removed from collateral dependent status.

Investments.  At March 31, 2016, we had one investment valued at $900 thousand, which consisted of an ownership interest in a joint venture formed in January 2016. The purpose of the joint venture is to develop and sell property acquired by us as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.  We did not have any investments at December 31, 2015.

NCUA Borrowings.  At March 31, 2016, we had $89.3 million in borrowings from financial institutions.  This represents a decrease of $937 thousand from December 31, 2015.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension.

Notes Payable.  Our investor notes payable consist of debt securities sold under a registered national offering as well as notes sold in private placements.  These investor notes had a balance of $53.9 million at March 31, 2016, which was an increase of $4.0 million from December 31, 2015.  In January, 2015, we began offering Class 1 Notes, which replace our Class A Notes offering.  We also began offering a new series of Secured Notes.  These offerings, as well as our pre-existing offerings, are being marketed and sold by MP Securities, our wholly-owned broker-dealer.  In addition to increasing our client base over the last year through the marketing efforts of our broker-dealer sales staff, we have adjusted our marketing efforts to the over concentration of investment limitations imposed on our note sales by FINRA and, as a result, have been able to keep more of the maturing notes in our portfolio.

Other liabilities.  Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees.  Our other liabilities increased by $51 thousand, mainly as a result of an increase in liabilities related to moneys held on behalf of our borrowers to pay for loan-related expenses as they arise.

Members’ Equity.  Total members’ equity was $8.4 million at March 31, 2016, which represents an increase of $233 thousand from December 31, 2015.  This increase comprises $301 thousand in net income for the three months ended March 31, 2016, $48 thousand of dividends related to our Series A Preferred Units, which require quarterly dividend payments, and $20 thousand in accrued payments to our equity holders.  We are required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders. This payment is made in the first quarter of the following year when annual net income has been finalized.  We did not repurchase or sell any ownership units during the three months ended March 31, 2016.

Liquidity and Capital Resources

March 31, 2016 vs. March 31, 2015

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. We follow a liquidity policy that has been approved by our Board of Managers.  The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum.  Our liquidity ratio was 28% at March 31, 2016, which is above the minimum set by our policy. Also as part of the policy, we review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1 Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, and we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

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

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the three months ended March 31, 2016, our investors renewed their debt securities investments at a 60%  rate, which represented an increase from the 51% renewal rate over the three months ended March 31, 2015.  We continue to see our note renewal rate rise as MP Securities has adjusted its marketing efforts to the over concentration of investment limitation restrictions placed on the sale of our notes.  New salespeople MP Securities hired over the last several years have increased our client base, which has increased our note sales.

The net increase in cash during the three months ended March 31, 2016 was $4.8 million, as compared to a net decrease of $124 thousand for the three months ended March 31, 2015. Net cash used by operating activities totaled $345 thousand for the three months ended March 31, 2016, as compared to net cash used by operating activities of $434 thousand for the same period in 2015. This decrease in net cash used by operating activities is attributable primarily to changes in other liabilities and accrued interest payable.

Net cash provided by investing activities totaled $2.2 million during the three months ended March 31, 2016, as compared to $925 thousand provided during the three months ended March 31, 2015, an increase in cash provided of $1.2 million. This increase is related to the sale of our foreclosed assets, which generated cash of $2.9 million.

Net cash provided by financing activities totaled $2.9 million for the three month period ended March 31, 2016, an increase in cash provided of $3.6 million from $615 thousand used in financing activities during the three months ended March 31, 2015. This difference is primarily attributable to an increase in sales of our notes payable. We sold a net of $4.0 million in notes during the first quarter of 2016 compared to net sales of $384 thousand during the first quarter of 2015.

At March 31, 2016, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $16.4 million, an increase of $4.8 million from $11.6 million at December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2016.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

We made a change in controls over our loan servicing and management processes during the first quarter of 2016.  Management believes that this change is sufficient to ensure that all information regarding our loans is properly reviewed and entered into our systems.  No other changes in internal controls were made during the quarter.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of the three month period ended March 31, 2016, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows other than those discussed in Part I. Item 2. “Potential Recoveries of Reserves Established for Loan Losses.”

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2015.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015; (ii) Consolidated Balance Sheets as of March 31, 2016 and  December 31, 2015; (iii) Consolidated  Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements.

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

Dated: May 13, 2016

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer