Form 10-Q
period 2016-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2016-08-12
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

At June 30, 2016, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015

 (Dollars in Thousands Except Unit Data)

	2016	2015
	(Unaudited)	(Audited)
Assets:
Cash	$15,986	$11,645
Loans receivable, net of allowance for loan losses of $1,809 and $1,785 as of June 30, 2016 and December 31, 2015, respectively	132,921	132,932
Accrued interest receivable	613	545
Investments	900	--
Property and equipment, net	56	58
Foreclosed assets, net	--	3,486
Other assets	613	356
Total assets	$151,089	$149,022
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$88,371	$90,237
Notes payable, net of debt issuance costs of $109 and $122 as of June 30, 2016 and December 31, 2015, respectively	53,306	49,793
Accrued interest payable	147	141
Other liabilities	681	693
Total liabilities	142,505	140,864
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2016 and December 31, 2015 (liquidation preference of $100 per unit); See Note 10	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2016 and December 31, 2015; See Note 10	1,509	1,509
Accumulated deficit	(4,640)	(5,066)
Total members' equity	8,584	8,158
Total liabilities and members' equity	$151,089	$149,022

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in Thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Interest on loans	$2,129	$2,073	$4,385	$4,093
Interest on interest-bearing accounts	8	5	15	10
Total interest income	2,137	2,078	4,400	4,103
Interest expense:
NCUA borrowings	560	585	1,126	1,166
Notes payable	472	440	942	909
Total interest expense	1,032	1,025	2,068	2,075
Net interest income	1,105	1,053	2,332	2,028
Provision for loan losses	--	--	45	--
Net interest income after provision for loan losses	1,105	1,053	2,287	2,028
Non-interest income:
Broker-dealer commissions and fees	290	170	415	291
Other lending income	73	64	196	198
Total non-interest income	363	234	611	489
Non-interest expenses:
Salaries and benefits	651	665	1,469	1,315
Marketing and promotion	36	21	57	46
Office operations	387	364	764	716
Foreclosed assets, net	8	55	(273)	50
Legal and accounting	116	110	306	301
Total non-interest expenses	1,198	1,215	2,323	2,428
Income before provision for income taxes	270	72	575	89
Provision for income taxes	7	5	11	9
Net income	$263	$67	$564	$80

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 and 2015

(Dollars in Thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$564	$80
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	9	24
Amortization of deferred loan fees	(205)	(92)
Amortization of debt issuance costs	46	58
Provision for loan losses	45	--
Provision (credit) for losses on foreclosed assets	--	23
Accretion of allowance for loan losses on restructured loans	(3)	(11)
Accretion of loan discount	(25)	(24)
Gain on sale of loans	(91)	(49)
Gain on sale of foreclosed assets	(278)	--
Changes in:
Accrued interest receivable	(68)	(1)
Other assets	(166)	(193)
Other liabilities and accrued interest payable	(42)	(247)
Net cash used by operating activities	(214)	(432)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(17,737)	(11,861)
Loan sales	9,164	4,609
Loan principal collections	8,771	5,183
Foreclosed asset sales	2,864	36
Purchase of property and equipment	(7)	(11)
Net cash provided (used) by investing activities	3,055	(2,044)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in NCUA borrowings	(1,866)	(1,820)
Net change in notes payable	3,500	(3,274)
Debt issuance costs	(33)	(111)
Dividends paid on preferred units	(101)	(54)
Net cash provided (used) by financing activities	1,500	(5,259)
Net increase (decrease) in cash	4,341	(7,735)
Cash at beginning of period	11,645	17,251
Cash at end of period	$15,986	$9,516
Supplemental disclosures of cash flow information
Interest paid	$2,062	$2,081
Income taxes paid	$19	$14
Transfer of foreclosed assets to investments	$900	$--

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of the Company’s accounting policies is included in its 2015 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2016 and for the six months ended June 30, 2016 and 2015 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company (“LLC”) on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  The Asset Management Assistance Center owns only Series A Preferred Units, while the Company’s credit union equity holders own both its Class A Common Units and Series A Preferred Units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans for the benefit of evangelical churches and church organizations.  The Company originates church and ministry loans independently through its loan underwriting and servicing departments. The Company finances its operations primarily through the sale of debt and equity securities and through other borrowings.  When the Company was formed, substantially all of its loans were purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. The Company has also purchased loans from other credit unions in the past. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 30 states, with the largest number of loans made to California borrowers.

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), to purchase qualifying mortgage loans through a special purpose entity.  Although MPF became a dormant entity on November 30, 2009 when the financing vehicle was terminated, in December 2014, the Company reactivated MPF to hold loans used as collateral for its Secured Notes for the benefit of the holders of such notes.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MP Securities was formed to provide aray of financial services for individuals, churches, charitable institutions and faith-based organizations, as well as to act as a selling agent for securities offered by such entities. Effective as of July 14, 2010, MP Securities was qualified to transact business in the State of California.  On March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  Since 2011, MP Securities has received approval to act as a Resident Insurance Producer d/b/a Ministry Partners Insurance Agency, on a fully disclosed basis with a clearing firm, and to provide registered investment advisory services.  MP Securities also acts as the selling agent for the Company’s various note offerings in addition to offering a broad scope of investment services.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of June 30, 2016 and December 31, 2015.

A portion of the the Company’s cash held at credit unions is insured by the National Credit Union Insurance Fund, while a portion of cash held at other financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company maintains cash that may exceed insured limits.  The Company does not expect to incur losses in its cash accounts.

Investments

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”), a company that will develop and market property formerly classified by the Company as a foreclosed asset.  In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project as part of the agreement and transferred the carrying value of the property from foreclosed assets to investments.  The Company’s investment in the joint venture is $900 thousand, which is equal to its carrying value in the foreclosed asset at December 31, 2015.

The Company’s investment in the joint venture is analyzed for impairment by management on a periodic basis.  Any impairment charges will be recorded as a valuation allowance against the value of the asset.  Management concluded that the investment in the joint venture was not impaired as of June 30, 2016.  Income and expenses of the joint venture will increase or decrease the Company’s investment and will be recorded on the income statement as realized gains or losses on investment.

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

Allowance for Loan Losses

The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in is Consolidated Statements of Income as a provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  In establishing the allowance for loan losses, management considers significant factors that affect the collectability of the Company’s loan portfolio. While historical loss experience provides a reasonable starting point for the analysis, such experience by itself does not form a sufficient basis to determine the appropriate level of the allowance for loan losses. Management also considers qualitative (or environmental) factors that are likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from historical loss experience, including:

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

Troubled Debt Restructurings

A troubled debt restructuring is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. From time to time, the Company has restructured a mortgage loan in light of the borrower's circumstances and capabilities. The Company reviews each of these cases on an individual basis and approve a restructure based on the guidance stipulated in its collections policy. If the Company decides to accept a loan restructure, it generally will not forgive or reduce the principal amount owed on the loan; in addition, the typical maturity term for a restructured loan does not exceed five years.  A restructuring of a loan usually involves an interest rate modification, extension of the maturity date, or reduction of accrued interest owed on the loan on a contingent or absolute basis.

When the Company receives a request for a modification or restructure, it evaluates the strength of the borrower’s financial condition, leadership of the pastoral team and board, developments that have impacted the church and its leadership team, local economic conditions, the value of the underlying collateral, the borrower’s commitment to sound budgeting and financial controls, whether there is a denominational guaranty of any portion of the indebtedness, debt service coverage for the borrower, availability of other collateral and any other relevant factors unique to the borrower.  While the Company has no written policy that establishes criteria for when a request for restructuring a loan will be approved, its Credit Review Committee reviews each request, solicits written reports and recommendations from management and summaries of the requests and actions taken by the Credit Review Committee are presented to the Company’s managers for their review at meetings that occur at least quarterly throughout the year.

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

In the recovering U.S. economic market, loan restructures often produce a better outcome for the Company’s loan portfolio than a foreclosure action. Given the Company’s specialized knowledge and experience working with churches and ministries, entering into a loan modification often enables its borrowers to keep their ministries intact and avoid foreclosure.  With a successful loan restructure, the Company avoids a loan charge-off and protects the interests of the investors and borrowers it serves.

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

Income Taxes

The Company has elected to be treated as a partnership for income tax purposes.  Therefore, its income and expenses are passed through to its members for tax reporting purposes.

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

ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting simplifies the accounting for entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence in the investment.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in ownership interest or degree of influence, the investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis.  The cost of acquiring the additional interest is added to the current basis of the investor’s previously held interest.  The Company is currently evaluating the impact that ASU 2016-07 will have on its statement of financial position or financial statement disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendment changes the accounting treatment of leases, in that lessees will recognize most leases on-balance sheet. This will increase reported assets and liabilities, as lessees will be required to recognize a right-of-use asset along with a lease liability, measured on a discounted basis. Lessees are allowed to account for short-term leases (those with a term of twelve months or less) off-balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard requires the use of the modified retrospective transition method. Early adoption is permitted. The Company is currently evaluating the impact this will have on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaces the current incurred loss methodology for recognizing credit losses with a current expected credit loss model, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This amendment broadens the information that an entity must consider in developing its expected credit loss estimates. Additionally, the update amends the accounting for credit losses for available-for-sale debt securities and purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. This update requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of a company’s loan portfolio. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption in fiscal years beginning after December 15, 2018 is permitted. The amendment requires the use of the modified retrospective approach for adoption. The Company is currently evaluating the impact this will have on its Consolidated Financial Statements.

2.  Pledge of Cash

Occasionally, the Company will pledge cash as collateral for its borrowings or its Secured Notes. This cash is considered restricted cash.  At December 31, 2015, $686 thousand was pledged as collateral for the NCUA credit facility.  The Company had  $360 in cash pledged as collateral for its Secured Notes at June 30, 2016 and at December 31, 2015.

3.  Related Party Transactions

The Company maintains some of its cash funds at ECCU, its largest equity investor. Total funds held with ECCU were $4.6 million and $163 thousand at June 30, 2016 and December 31, 2015, respectively. Interest earned on funds held with ECCU totaled $10.2 thousand and $9.6 thousand for the six months ended June 30, 2016 and 2015, respectively.

The Company leases physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $60 thousand and $57 thousand for the six months ended June 30, 2016 and 2015, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  The Company believes that this method is reasonable.

In the past,  the Company has purchased mortgage loans, including loan participation interests from ECCU, its largest equity owner.  During the six month periods ended June 30, 2016 and 2015, the Company did not purchase any loans from ECCU.  With regard to loans purchased from ECCU in prior years, the Company recognized $300 thousand and $889 thousand of interest income during the six months ended June 30, 2016 and 2015, respectively.  ECCU currently acts as the servicer for nine of the 154 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement the Company entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments it receives on wholly-owned loans ECCU services on its behalf.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At June 30, 2016, the Company’s investment in wholly-owned loans serviced by ECCU totaled $915 thousand, while its investment in loan participations serviced by ECCU totaled $10.4 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  The Company paid fewer than one thousand dollars of such fees during the six months ended June 30, 2016 and 2015.

On October 6, 2014, MP Securities, the Company’s wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ECCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ECCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ECCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ECCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ECCU for permitting it to use the designated location to offer such products and services to ECCU’s members under an arrangement that will entitle ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $61 thousand and $10 thousand to ECCU under the terms of this agreement during the six months ended June 30, 2016 and 2015, respectively.

On April 8, 2016, the Company and ECCU entered into a Master Services Agreement (the “Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ECCU commencing on the effective date of the Services Agreement and ending on December 31, 2016; provided, however, that unless either party provides at least thirty (30) days written notice to the other party prior to its expiration, the agreement will automatically renew for successive one year periods.  Either party may terminate the Services Agreement for any reason by providing thirty (30) days prior written notice.  The Company has agreed to assign a designated service representative which must be approved by ECCU in performing its duties under the Agreement.  Pursuant to the terms of the Services Agreement, the Company will make visits to, deliver reports, provide marketing, educational and loan related services to ECCU’s members, borrowers, leads, referral sources and contacts in the southeast region of the United States.  For the six months ended June 30, 2016, the Company has recognized $23 thousand in income as a result of this agreement.

Other Related Party Transactions

On April 15, 2016, Mendell Thompson was appointed to the Company’s Board of Managers.  Mr. Thompson currently serves as President and Chief Executive Officer of America’s Christian Credit Union (“ACCU”).  The Company has sold $1.6 million in loan participations to ACCU since 2011.  As of June 30, 2016, the outstanding balance of loan participations sold to ACCU is $1.0 million.  The Company has not sold any loan participations to ACCU since Mr. Thompson’s appointment to its Board of Managers.

In addition, the Company’s wholly-owned subsidiary, MP Securities has a Networking Agreement with ACCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ACCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ACCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ACCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ACCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ACCU for permitting it to use the designated location to offer such products and services to ACCU’s members under an arrangement that will entitle ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $47 thousand and $42 thousand to ACCU under the terms of this agreement during the six months ended June 30, 2016 and 2015, respectively.  The terms of this agreement have not changed as a result of Mr. Thompson’s appointment to the Company’s Board of Managers.

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from us or have purchased investment products through MP Securities. Investor notes payable to related parties totaled $52 thousand and $51 thousand at June 30, 2016 and December 31, 2015, respectively.  The Company sold $2.0 million in investment products to related parties during the six months ended June 30, 2016.  The Company recognized $55 thousand in commission income on these transactions.

On August 14, 2013, the Company entered into a Loan Participation Agreement with Western Federal Credit Union, which has since changed its name to UNIFY Financial Credit Union (“UFCU”).  UFCU is an owner of both the Company’s Class A Common Units and Series A Preferred Units.  Under this agreement, the Company sold UFCU a $5.0 million loan participation interest in one of its mortgage loan interests.  As part of this agreement, the Company retained the right to service the loan, and it charges UFCU 50 basis points for servicing the loan.

The Company has entered into a selling agreement with its wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will sell its Subordinated Capital Notes and its International Notes.  The sales commissions and cost reimbursements paid to any broker-dealer firms that are engaged to assist in the distribution of such certificates will not exceed 3% of the amount of certificates sold.

The Company also entered into a selling agreement with MP Securities pursuant to which MP Securities served as its selling agent in distributing its Class 1 Notes.  Under the terms of the Class 1 Notes Offering, MP Securities received a selling concession for acting as a participating broker ranging from 1.25% to 5 % on the sale of a fixed series note and an amount equal to .25% per annum on the average note balance for a variable series note.  No comissions were paid on any accrued interest that is added to the principal of a Class 1 Note pursuant to an interest deferral election made by the investor.

The Company has also entered into a Managing Participating Broker Agreement with MP Securities pursuant to which MP Securities will act as the managing broker for the offering of its Class 1 Notes.  As the managing participating broker, MP Securities will maintain sales records, process and approve investor applications, conduct retail and wholesale marketing activities for sales of the Class 1 Notes and undertake its own due diligence review of the offering.  MP Securities does not serve as a lead underwriter or syndicate manager for the offering.

Under the terms of the Managing Participating Broker Dealer Agreement (the “MPB Agreement”) entered into with us and MP Securities and possible participating brokers in the future, the Company will pay gross selling commissions ranging from 1.25% to 1.75% for the sale of Fixed Series Class 1 Notes and an amount equal to .50% of the amount of Variable  Series Class 1 Notes sold plus an amount equal to .25% per annum on the average note balance of such Variable Series Class 1 Note.  Both the gross commissions and managing participating broker commissions will be reduced by .25% of the total amount of each note sold in the offering to a repeat purchaser who is then, or has been within the immediately preceding thirty (30) days, an owner of one of the Company’s investor notes.  No commissions are paid on the accrued interest deferred and added to the principal balance of a note when an investor elects to defer interest received on a note.  In the event MP Securities provides wholesale services in connection with the Class 1 Notes offering, the Company may reimburse MP Securities and any other selling group member up to $40,000 in wholesaling expenses.  As of the date of this Report, no wholesaling expenses have been paid to MP Securities or any other selling group member under the Class 1 Notes offering.

In connection with the Company’s Secured Note offering, it has engaged MP Securities to act as its managing broker for the offering.  Under the terms of a Managing Broker-Dealer Agreement entered into by and between the Company and MPS Securities, it will pay selling commissions ranging from 2% on its Secured Notes with a 18-month maturity to 5% on Secured Notes with a 54-month maturity, with total selling commissions not to exceed 5%.

In addition, the Company has signed an Administrative Services Agreement with MP Securites which stipulates that it will provide certain services to MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.

Pursuant to a Loan and Security Agreement, dated December 15, 2014, entered into by and among the Company, MPF and the holders of its Secured Notes (the “Loan Agreement”), MPF will serve as the collateral agent for the Secured Notes.  The Company will pledge and deliver mortgage loans and cash to MPF to serve as collateral for the Secured Notes.  As custodian and collateral agent for the Secured Notes, MPF will monitor the Company’s compliance with the terms of the Loan Agreement, take possession of, hold, operate, manage or sell the collateral conveyed to MPF for the benefit of the Secured Note holders.  MPF is further authorized to pursue any remedy at law or in equity after an event of default occurs under the Loan Agreement.

To assist in evaluating any related transactions the Company may enter into with a related party, its Board has adopted a Related Party Transaction Policy. Under this policy, a majority of the members of the Company’s Board and majority of its independent Board members must approve a material transaction that it enters into with a related party.  As a result, all transactions that the Company undertakes with an affiliate or related party are on terms believed by its management to be no less favorable than are available from unaffiliated third parties and are approved by a majority of its independent Board members.

4.  Loans Receivable and Allowance for Loan Losses

The Company originates church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes: whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2031. Loans yielded a weighted average of 6.28% and 6.33% as of June 30, 2016 and December 31, 2015,

respectively. A summary of the Company’s mortgage loans owned as of June 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	June 30	December 31
	2016	2015

Loans to evangelical churches and related organizations:
Real estate secured	$136,035	$136,250
Unsecured	467	126
Total loans	136,502	136,376

Deferred loan fees, net	(912)	(850)
Loan discount	(860)	(809)
Allowance for loan losses	(1,809)	(1,785)
Loans, net	$132,921	$132,932

Allowance for Loan Losses

The Company has established an allowance for loan losses of $1.8 million as of June 30, 2016 and December 31, 2015 for loans held in its mortgage portfolio. For the six month period ended June 30, 2016, the Company recorded $20 thousand in charge-offs on its mortgage loan investments.  For the year ended December 31, 2015, the Company recorded  $143 thousand in charge-offs on its mortgage loan investments. Management believes that the allowance for loan losses as of June 30, 2016 and December 31, 2015 is appropriate.

Changes in the allowance for loan losses for the six month period ended June 30, 2016 and the year ended December 31, 2015 are as follows (dollars in thousands):

	Six months ended	Year ended
	June 30, 2016	December 31, 2015

Balance, beginning of period	$1,785	$2,454
Provision for loan loss	45	(524)
Chargeoffs	(20)	(143)
Recoveries	2	20
Transfer to loan discount	--	--
Accretion of allowance related to restructured loans	(3)	(22)
Balance, end of period	$1,809	$1,785

Non-Performing Loans

Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of the Company’s loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of the recorded balance of the Company’s nonperforming loans (dollars in thousands) as of June 30, 2016, December 31, 2015 and June 30, 2015:

	June 30,	December 31,	June 30,
	2016	2015	2015

Impaired loans with an allowance for loan loss	$9,794	$10,012	$9,443
Impaired loans without an allowance for loan loss	1,778	1,880	2,199
Total impaired loans	$11,572	$11,892	$11,642

Allowance for loan losses related to impaired loans	$1,192	$1,115	$1,620
Total non-accrual loans	$8,494	$8,779	$8,495
Total loans past due 90 days or more and still accruing	$--	$--	$--

The Company had eight nonaccrual loans as of June 30, 2016 and December 31, 2015.

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	June 30, 2016	December 31, 2015

Loans:
Individually evaluated for impairment	$11,572	$11,892
Collectively evaluated for impairment	124,930	124,484
Balance	$136,502	$136,376

Allowance for loan losses:
Individually evaluated for impairment	$1,192	$1,115
Collectively evaluated for impairment	617	670
Balance	$1,809	$1,785

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at June 30, 2016 and December 31, 2015, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2016
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$104,647	$5,045	$10,693	$--	$120,385
Watch	6,050	3,078	223	--	9,351
Substandard	6,557	209	--	--	6,766
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$117,254	$8,332	$10,916	$--	$136,502

Credit Quality Indicators (by class)
As of December 31, 2015
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$102,845	$4,809	$10,813	$--	$118,467
Watch	4,387	3,113	1,630	--	9,130
Substandard	8,564	215	--	--	8,779
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$115,796	$8,137	$12,443	$--	$136,376

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at June 30, 2016 and at December 31, 2015 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$1,778	$282	$--	$2,060	$115,194	$117,254	$--
Wholly-Owned Junior	--	--	--	--	8,332	8,332	--
Participation First	--	--	--	--	10,916	10,916	--
Participation Junior	--	--	--	--	--	--	--
Total	$1,778	$282	$--	$2,060	$134,442	$136,502	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,433	$--	$1,063	$4,496	$111,300	$115,796	$--
Wholly-Owned Junior	--	--	--	--	8,137	8,137	--
Participation First	1,377	--	--	1,377	11,066	12,443	--
Participation Junior	--	--	--	--	--	--	--
Total	$4,810	$--	$1,063	$5,873	$130,503	$136,376	$--

The following tables are summaries of impaired loans by loan class as of and for the three and six months ended June 30, 2016 and 2015, and the year ended December 31, 2015, respectively.  The recorded investment in impaired loans reflects the unpaid principal balance less discounts and interest payments taken against principal, whereas the unpaid principal balance reflects the contractual principal balance owed by the borrower (dollars in thousands):

Impaired Loans (by class)
As of and for the three months ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,618	$2,664	$--	$1,648	$--
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	5,922	7,467	782	5,973	--
Wholly-Owned Junior	3,231	3,294	410	3,238	38
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$10,771	$13,425	$1,192	$10,859	$38

Impaired Loans (by class)
As of and for the six months ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Church loans:
Wholly-Owned First	$1,618	$2,664	$--	$1,672	$--
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	5,922	7,467	782	6,056	--
Wholly-Owned Junior	3,231	3,294	410	3,248	77
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$10,771	$13,425	$1,192	$10,976	$77

Impaired Loans (by class)
As of and for the Year Ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,720	$2,681	$--	$1,829	$--
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,157	7,471	704	6,215	99
Wholly-Owned Junior	3,272	3,331	412	3,304	162
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,149	$13,483	$1,115	$11,348	$261

Impaired Loans (by class)
As of and for the three months ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,826	$2,693	$--	$1,851	$--
Wholly-Owned Junior	207	213	--	207	2
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	5,062	6,199	1,034	5,107	18
Wholly-Owned Junior	3,103	3,148	293	3,108	39
Participation First	751	883	293	751	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$10,949	$13,136	$1,620	$11,024	$59

Impaired Loans (by class)
As of and for the six months ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Church loans:
Wholly-Owned First	$1,826	$2,693	$--	$1,890	$--
Wholly-Owned Junior	207	213	--	207	4
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	5,062	6,199	1,034	5,152	29
Wholly-Owned Junior	3,103	3,148	293	3,117	79
Participation First	751	883	293	751	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$10,949	$13,136	$1,620	$11,117	$112

A summary of nonaccrual loans by loan class at June 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of June 30, 2016

Church loans:
Wholly-Owned First	$8,285
Wholly-Owned Junior	209
Participation First	--
Participation Junior	--
Total	$8,494

Loans on Nonaccrual Status (by class)
As of December 31, 2015

Church loans:
Wholly-Owned First	$8,564
Wholly-Owned Junior	215
Participation First	--
Participation Junior	--
Total	$8,779

A summary of loans the Company restructured during the six months ended June 30, 2016 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the six months ended June 30, 2016

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$944	$944	$939
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total	1	$944	$944	$939

The Company restructured one loan during the six months ended June 30, 2016.  For this loan, the Company added unpaid accrued interest outstanding to the loan balance and offset this with a corresponding discount of the same amount.  The Company lowered the interest rate on the loan and extended the loan’s maturity date.  The Company did not restructure any loans during the six months ended June 30, 2015.

No loans that were modified during the six months ended June 30, 2016 defaulted during the period in which they were modified.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of June 30, 2016, no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.

5.  Investments

The Company’s investments at June 30, 2016 consist of an ownership interest in a joint venture, Tesoro Hills LLC.  The Company’s ownership interest is equal to the value of its initial investment in the joint venture, which consisted of a $900 thousand property that was previously foreclosed on by us.  The joint venture has not earned any income or incurred any losses as of June 30, 2016.  Management has conducted an evaluation of the investment as of June 30, 2016 and has determined that the investment is not impaired.  The Company did not have any investments at December 31, 2015.

6.  Foreclosed Assets

The Company’s investment in foreclosed assets was zero at June 30, 2016 and $3.5 million at December 31, 2015.  The Company did not record any loss provisions on foreclosed assets during the six months ended June 30, 2016 and June 30, 2015.  The Company recorded $1.1 million in charge-offs of allowances for losses on foreclosed assets during the six months ended June 30, 2016.    The Company recovered $6 thousand in previously charged off allowances for losses on foreclosed assets during the six months ended June 30, 2016.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the periods ended June 30 and December 31,
	2016	2015
Balance, beginning of period	$1,111	$2,431
Provision for losses	--	(11)
Charge-offs	(1,117)	(1,309)
Recoveries	6	--
Balance, end of period	$--	$1,111

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended June 30,
	2016	2015
Net loss (gain) on sale of real estate	$--	$--
Provision for losses	(6)	23
Operating expenses, net of rental income	14	32
Net expense (income)	$8	$55

	Foreclosed Asset Expenses (Income) for the six months ended June 30,
	2016	2015
Net loss (gain) on sale of real estate	$(278)	$--
Provision for losses	(6)	23
Operating expenses, net of rental income	11	27
Net expense (income)	$(273)	$50

7.  Loan Participation Sales

During the six months ended June 30, 2016,  the Company sold participations in fourteen church loans totaling $9.1 million while retaining servicing responsibilities on the loans.  As a result of these sales, the Company recorded servicing assets totaling $107 thousand.  During the year ended December 31, 2015, the Company sold participations in eight church loans totaling $6.1 million.  As a result of these sales, the Company recorded servicing assets totaling $59 thousand.  Servicing assets are amortized using the interest method as an adjustment to servicing fee income.  Amortization totaled $49 thousand for the six months ended June 30, 2016.

A summary of servicing assets for the six months ended June 30, 2016 and 2015, and the year ended December 31, 2015 is as follows (dollars in thousands):

	For the six months ended		For the year ended
	June 30,		December 31,
	2016	2015	2015
Balance, beginning of period	$186	$184	$184
Additions:
Servicing obligations from sale of loan participations	107	59	59
Subtractions:
Amortization	(49)	(29)	(57)
Balance, end of period	$244	$214	$186

8.  NCUA Borrowings

Members United Facilities

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  On March 30, 2015, the Company and the NCUA entered into an agreement to amend to the Loan and Security Agreement (the “LSA Amendments”) for both the MU Credit Facility and the WesCorp Credit Facility.  The LSA Amendments altered the collateral requirements on both facilities, as well as some of the Company’s reporting requirements to the NCUA.  The balance of the MU Credit Facility was $68.7 million and $70.2 million at June 30, 2016 and December 31, 2015, respectively.  The required minimum monthly payment on this facility is $393 thousand.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio.  At June 30, 2016 and December 31, 2015, the collateral securing the MU Credit Facility had an aggregate principal balance of $81.5 million and $81.9 million, respectively.  In total, the collateral securing both facilities at December 31, 2015 did not satisfy the 120% minimum collateralization ratio required by the amended agreement.  The Company pledged $686 thousand in cash to satisfy the deficit in loan collateral at December 31, 2015.  The total collateral pledged, including loans receivable and cash, satisfies the requirements of the amended credit facility agreements.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of June 30, 2016 and December 31, 2015, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of June 30, 2016 and December 31, 2015,  $19.6 million and $20.0 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of June 30, 2016 and December 31, 2015, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $30.1 million and $25.7 million, respectively.    In total, the collateral securing both facilities at December 31, 2015 did not satisfy the 120% minimum collateralization ratio required by the amended agreement.  The Company pledged $686 thousand in cash to satisfy the deficit in loan collateral at December 31, 2015.  The total collateral pledged, including loans receivable and cash, satisfies the requirements of the amended credit facility agreements.

As of June 30, 2016 and December 31, 2015, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of the Company’s borrowings from financial institutions during the twelve month periods ending June 30 are as follows (dollars in thousands):

2017	$3,796
2018	3,893
2019	80,682
$88,371

9.  Notes Payable

In addition to borrowings from financial institutions, the Company also rely on its investor notes to fund investments in mortgage loan assets and fund its general operations. Except for the Company’s private offering of secured notes, the notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU and ACCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of these notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.  The Company has offered its investor notes under registered public offerings with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.

Until December 31, 2014, the Company offered its Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series pursuant to registration statements filed with the SEC. On June 24, 2011, the Company filed a Registration Statement with the SEC seeking to register an additional $75 million of its Class A Notes.  All of the Class A Notes are unsecured.  The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The interest rate the Company paid on the Fixed Series Notes and the Flex Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued, or in the case of the Flex Series Notes, on the date the interest rate is reset. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 84 months.  The interest rate the Company pays on a Variable Series Note is determined by reference to the three month LIBOR rate in effect on the date the interest rate is set plus a rate spread of 1.50% to 1.80%.

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of June 30, 2016.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Class A Note Offering expired on December 31, 2015 and the Company discontinued the sale of its Class A Notes as of that date.  At June 30, 2016 and December 31, 2015, $21.7 million and $25.4 million of these notes were outstanding, respectively.

In January 2015, the Company registered with the SEC $85.0 million of new Class 1 Notes in two series, including a Fixed Series and Variable Series.  This is a "best efforts" offering and will continue through December 31, 2017.  The offering includes two categories of notes, including a fixed interest note and a variable interest note.  The interest rates the Company will pay on the Fixed Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 60 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 6, 2015, the Variable Index is defined under the Class 1 Notes as the three month LIBOR rate.  The Variable Series Notes will be repaid at the noteholder’s request at any time after the note has been outstanding with an unpaid principal balance of $10,000 or more.  The Company had $5.2 million in outstanding Class 1 Variable Series Notes over $10,000 at June 30, 2016.

The Class 1 Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class 1 Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class 1 Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class 1 Notes if, after giving effect to such issuance, the Class 1 Notes then outstanding would have an aggregate unpaid balance exceeding $125.0 million.  The Company’s other indebtedness, as defined in the Class 1 Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class 1 Notes are outstanding. According to California state regulations, the Company is also not permitted to issue any Class 1 Notes if the issuance of those Notes would cause the aggregate unpaid balance of Class 1 Notes to reach or exceed ten times the Company’s equity at the time of issuance.

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At June 30, 2016 and December 31, 2015, $22.2 million and $15.9 million of Class 1 Notes were outstanding, respectively.

From time to time, the Company has also sold unsecured general obligation notes having various terms to ministries and ministry related organizations in private offerings under the Securities Act of 1933, as amended.  Except for a small number of investors (in total not exceeding 35 persons), the holders of these notes are accredited investors who meet the requirements of Regulation D under the Securities Act.

In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.  At June 30, 2016 and December 31, 2015, $2.3 million in Secured Notes were outstanding.

As part of this offering, the Company entered into a Loan and Security Agreement with MPF that appointed MPF as the collateral agent of any loans pledged as collateral for the Secured Notes.  At June 30, 2016 and December 31, 2015, $2.5 million and $3.6 million in loans were pledged as collateral on the Secured Notes, respectively.  The Company also had $360 in cash pledged as collateral on the Secured Notes. These totals satisfy the minimum collateral requirement of the private placement memorandum.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. A total of $5.3 million and $3.4 million in notes sold pursuant to this offering were outstanding at June 30, 2016 and December 31, 2015, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at June 30, 2016.  A total of $53 thousand and $52 thousand of its 2013 International Notes were outstanding at June 30, 2016 and December 31, 2015, respectively.

The Company has the following notes payable at June 30, 2016 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$21,736	3.88%
Class 1 Offering	22,233	3.14%

Private Offerings
Special Offering	1,788	4.32%
Special Subordinated Notes	5,307	4.71%
Secured Notes	2,298	3.33%
International Offering	53	3.62%
Total	$53,415	3.64%

Future maturities for the Company’s investor notes during the twelve month periods ending December 31 are as follows (dollars in thousands):

2017	$19,373
2018	13,389
2019	8,028
2020	7,173
2021	5,452
$53,415

Debt issuance costs related to the Company’s notes payable were $109 thousand and $122 thousand at June 30, 2016 and December 31, 2015, respectively.

10.  Preferred and Common Units Under LLC Structure

The Series A Preferred Units are entitled to receive a quarterly cash dividend that is 25 basis points higher than the one-year LIBOR rate in effect on the last day of the calendar month for which the preferred return is approved.  The Company has also agreed to set aside an annual amount equal to 10% of its net profits earned for any year, after subtracting from profits the quarterly Series A Preferred Unit dividends paid, for distribution to its Series A Preferred Unit holders.

The Series A Preferred Units have a liquidation preference of $100 per unit; have no voting rights; and are subject to redemption in whole or in part at the Company’s election on December 31 of any year, for an amount equal to the liquidation preference of each unit, plus any accrued and declared but unpaid quarterly dividends and preferred distributions on such units. The Series A Preferred Units have priority as to earnings and distributions over the Common Units. The resale of the Company’s Series A Preferred Units and Common Units are subject to the Company’s first right of refusal to purchase units proposed to be transferred.  Upon the Company’s failure to pay a quarterly dividends for four consecutive quarters, the holders of the Series A Preferred Units have the right to appoint two managers to its Board of Managers.

The Class A Common Units have voting rights, but have no liquidation preference or rights to dividends, unless declared.

11.  Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the six months ended June 30, 2016 and 2015 were $35.8 thousand and $43.0 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2015.  No profit sharing contribution has been made or approved for the six months ended June 30, 2016.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2016 and December 31, 2015, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	June 30, 2016	December 31, 2015
Undisbursed loans	$7,462	$5,232
Standby letter of credit	$1,071	$1,071

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015, are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2016 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$15,986	$15,986		$--	$--	$15,986
Loans, net	132,921	--		--	136,526	136,526
Investments	900	--		--	900	900
Accrued interest receivable	613	--		--	613	613
FINANCIAL LIABILITIES:
NCUA borrowings	$88,371	$--	$		$88,812	$88,812
Notes payable	53,306	--		--	54,331	54,331
Other financial liabilities	237	--		--	237	237

		Fair Value Measurements at December 31, 2015 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$11,645	$11,645		$--	$--	$11,645
Loans, net	132,932	--		--	136,468	136,468
Accrued interest receivable	545	--		--	545	545
FINANCIAL LIABILITIES:
NCUA borrowings	$90,237	$--	$		$90,258	$90,258
Notes payables	49,793	--		--	50,693	50,693
Other financial liabilities	178	--		--	178	178

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2016 and December 31, 2015.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2016 and December 31, 2015.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2016:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,599	$5,599
Total	$--	$--	$5,599	$5,599

Assets at December 31, 2015:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,940	$5,940
Foreclosed assets	--	2,586	900	3,486
Total	$--	$2,586	$6,840	$9,426

Activity in Level 3 assets is as follows for the six months ended June 30, 2016 (dollars in thousands):

Impaired loans
(net of allowance and discount)
Balance, December 31, 2015	$5,940
Allowance and discount, net of discount amortization	(99)
Deletions and paydowns, loans	(242)
Balance, June 30, 2016	$5,599

Foreclosed assets
(net of valuation allowance)
Balance, December 31, 2015	$900
Transfer of foreclosed assets to investments	(900)
Balance, June 30, 2016	$--

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015 are summarized below (dollars in thousands):

June 30, 2016
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,599	Discounted appraised value	Selling cost	10% - 15% (10.61%)
		Internal evaluations	Estimated market decrease	0% - 20% (8.59%)

December 31, 2015
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,940	Discounted appraised value	Selling cost	10% - 15% (10.61%)
		Internal evaluations	Estimated market decrease	0% - 20% (5.66%)
		Internal evaluations	Discount due to title dispute	0% - 57% (5.58%)

Foreclosed assets	$900	Discounted appraised value or discounted listing price	Selling cost	8% - 10% (9.30%)
		Discounted appraised value or discounted listing price	Estimated market decrease	0% - 53% (30.21%)

14.  Segment Information

Reportable Segments

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management, personnel proficiencies, and marketing strategies.

There are two reportable segments: finance company (the parent company) and broker-dealer (MP Securities).  The finance company segment uses funds from the sale of debt securities, operations, and loan participations to originate or purchase mortgage loans. The broker-dealer segment sells debt securities and other investment products, as well as providing investment advisory services, to generate fee income.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Intersegment revenues and expenses are accounted for at amounts that assume the transactions were made to unrelated third parties at the current market prices at the time of the transactions.

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the six month period ended June 30, 2016 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$4,596	$415	$5,011
Intersegment revenue	--	279	279
External non-interest expenses	1,715	619	2,334
Intersegment non-interest expenses	160	--	160
Segment net profit (loss)	608	75	683
Segment assets	150,786	311	151,097

Revenue
Total revenue of reportable segments	$5,290
Inter-segment revenue	(279)
Consolidated revenue	$5,011

Non-interest expenses
Total non-interest expenses of reportable segments	$2,494
Inter-segment non-interest expenses	(160)
Consolidated non-interest expenses	$2,334

Profit
Total income of reportable segments	$683
Inter-segment profits	(119)
Consolidated net income	$564

Assets
Total assets of reportable segments	$151,097
Segment accounts receivable from corporate office	(8)
Consolidated assets	$151,089

Financial information with respect to the reportable segments for the six month period ended June 30, 2015 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$4,300	$292	$4,592
Intersegment revenue	--	284	284
External non-interest expenses	1,790	685	2,475
Intersegment non-interest expenses	38	--	38
Segment net profit (loss)	190	(110)	80
Segment assets	147,079	331	147,410

Revenue
Total revenue of reportable segments	$4,876
Inter-segment revenue	(284)
Consolidated revenue	$4,592

Non-interest expenses
Total non-interest expenses of reportable segments	$2,475
Inter-segment non-interest expenses	(38)
Consolidated non-interest expenses	$2,437

Profit
Total income of reportable segments	$80
Inter-segment profits	--
Consolidated net income	$80

Assets
Total assets of reportable segments	$147,410
Inter-segment prepaid expenses	(249)
Segment accounts receivable from corporate office	(14)
Consolidated assets	$147,147

15.  Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee.  MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 for the year ended December 31, 2015.  MP Realty incurred a tax loss for the years ended December 31, 2015 and 2014, and recorded a provision of $800 per year for the state minimum franchise tax.

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

The following discussion and analysis compares the results of operations for the six month periods ended June 30, 2016 and June 30, 2015 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three months ended June 30, 2016 vs. three months ended June 30, 2015

	Three months ended		Comparison
	June 30,
	(dollars in thousands)
	2016	2015	$ Difference	% Difference
Interest income:
Interest on loans	$2,129	$2,073	$56	3%
Interest on interest-bearing accounts	8	5	3	60%
Total interest income	2,137	2,078	59	3%
Interest expense:
NCUA borrowings	560	585	(25)	(4%)
Notes payable	472	440	32	7%
Total interest expense	1,032	1,025	7	1%
Net interest income	1,105	1,053	52	5%
Provision for loan losses	--	--	--	0%
Net interest income after provision for loan losses	1,105	1,053	52	5%
Non-interest income
Broker-dealer commissions and fees	290	170	120	71%
Other lending income	73	64	9	14%
Total non-interest income	363	234	129	55%
Non-interest expenses:
Salaries and benefits	651	665	(14)	(2%)
Marketing and promotion	36	21	15	71%
Office operations	387	364	23	6%
Foreclosed assets, net	8	55	(47)	(85%)
Legal and accounting	116	110	6	5%
Total non-interest expenses	1,198	1,215	(17)	(1%)
Income before provision for income taxes	270	72	198	275%
Provision for income taxes	7	5	2	40%
Net income	$263	$67	$196	293%

During the three months ended June 30, 2016, we reported net income of $263 thousand, which was an increase of $196 thousand over the second quarter of 2015.  Our net income in 2016 was driven by an increase in interest income from our lending activities, an increase in broker-dealer commissions and fees, and a reduction in costs related to our foreclosed assets.

As compared to the second quarter of 2015, interest income increased by $59 thousand as a result of an increase in the mortgage loan assets held in our loan portfolio and the interest rates on our loans receivable (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  Our gross loan portfolio has increased by $229 thousand since June 2015 due to an increase in loan fundings over the last year.  Interest income earned on interest-bearing accounts with other institutions increased due to a higher balance in our cash accounts.

Total interest expense increased by $7 thousand as compared to the second quarter of 2015 due to an increase in our notes payable.  Note interest expense increased by $32 thousand as our outstanding notes payable have increased since June 30, 2015 by $6.7 million. The interest expense on our NCUA borrowings has decreased by $25 thousand over the second quarter of 2015 as we have made regular monthly principal payments on our borrowings.

For the three month period ended June 30, 2016, net interest income increased by $52 thousand, or 5%, from the three month period ended June 30, 2015.  Net interest income after provision for loan losses also increased by $52 thousand for the quarter ended June 30, 2016 over the three months ended June 30, 2015 as we did not record any provisions for loan losses in the second quarter of 2016 or 2015.

We had other income of $363 thousand in the second quarter of 2016 primarily due to $290 thousand in advisory fees and commissions earned by MP Securities, $1 thousand in gains on loan sales, $6 thousand in lending fees, $23 thousand in management service fees, and $31 thousand in servicing fee income.  MP Securities’ revenue has increased by $120 thousand over the second quarter of 2015 as we have expanded the client base served by our broker-dealer subsidiary. Our other lending income increased mainly as a result of the Master Services Agreement reached with ECCU in April 2016.

Non-interest operating expenses for the three months ended June 30, 2016 decreased by $17 thousand over the same period ended June 30, 2015, a decrease of 1%.  This decrease is due primarily to $60 thousand in expenses related to the management of our foreclosed assets in the second quarter of 2015, as well as $23 thousand in provisions for losses taken on foreclosed assets during the three months ended June 30, 2015.  We held an interest in only one foreclosed asset during the second quarter of 2016 and that property was sold in June 2016.  Salaries and benefits expenses decreased by $14 thousand due to the resignation of our prior Chief Executive Officer in December 2015 and appointment of Mr. Turner to serve as Chief Executive Officer and President of both the Company and MP Securities.  We also had one fewer investment advisor than we did in the second quarter of 2015.

Marketing and promotions expenses increased by $15 thousand during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 mainly as a result of several marketing conventions attended by loan personnel and investment advisors.  Office operations expense increased by $23 thousand primarily due to referral fees paid to ACCU and ECCU.  As MP Securities has expanded its client base through these relationships, we paid $67 thousand in referral fees during the second quarter of 2016 as compared to $15 thousand paid during the second quarter of 2015.

Six months ended June 30, 2016 vs. six months ended June 30, 2015

	Six months ended		Comparison
	June 30,
	(dollars in thousands)
	2016	2015	$ Difference	% Difference
Interest income:
Interest on loans	$4,385	$4,093	$292	7%
Interest on interest-bearing accounts	15	10	5	50%
Total interest income	4,400	4,103	297	7%
Interest expense:		--
NCUA borrowings	1,126	1,166	(40)	(3%)
Notes payable	942	909	33	4%
Total interest expense	2,068	2,075	(7)	(0%)
Net interest income	2,332	2,028	304	15%
Provision for loan losses	45	--	45	N/A
Net interest income after provision for loan losses	2,287	2,028	259	13%
Non-interest income
Broker-dealer commissions and fees	415	291	124	43%
Other lending income	196	198	(2)	(1%)
Total non-interest income	611	489	122	25%
Non-interest expenses:
Salaries and benefits	1,469	1,315	154	12%
Marketing and promotion	57	46	11	24%
Office operations	764	716	48	7%
Foreclosed assets, net	(273)	50	(323)	(646%)
Legal and accounting	306	301	5	2%
Total non-interest expenses	2,323	2,428	(105)	(4%)
Income before provision for income taxes	575	89	486	546%
Provision for income taxes	11	9	2	22%
Net income	$564	$80	$484	605%

During the six months ended June 30, 2016, we reported net income of $564 thousand, which was an increase of $484 thousand over the first half of 2015.  Our net income in 2016 was driven by an increase in interest income from our lending activities and gains on sale of our foreclosed assets.  These positive factors were partially offset by increases in provisions for loan losses and salary expense, which will be explained further below.

As compared to the first half of 2015, interest income increased by $297 thousand as a result of an increase in the mortgage loan assets held in our loan portfolio (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  Our gross loan portfolio has increased by $229 thousand since June 2015 due to an increase in loan fundings over the last year.  We also recognized $113 thousand in additional interest income from the amortization of deferred loan fees and costs during the first half of 2016 as a result of the sale of loan participations.  Interest income earned on interest-bearing accounts with other institutions increased due to a higher balance of our funds being placed in institutions offering higher interest rates.

Total interest expense decreased by $7 thousand as compared to the first half of 2015 due to a decrease in our NCUA borrowings as we made our regular monthly principal payments.  Note interest expense increased by $33 thousand as our outstanding notes payable have increased since June 30, 2015 by $6.7 million.

For the six month period ended June 30, 2016, net interest income increased by $304 thousand, or 15%, from the six month period ended June 30, 2015.  Net interest income after provision for loan losses increased by $259 thousand for the six months ended June 30, 2016 over the six months ended June 30, 2015.  During the six months ended June 30, 2016, we recorded provisions for loan losses related to additional general reserves that were required when we funded $17.7 million in new loans during the period.  During the first half of 2015, we did not record any provisions for loan losses.

We had other income of $611 thousand in the first half of 2016 primarily due to $415 thousand in advisory fees and commissions earned by MP Securities, which was an increase of $124 thousand over broker-dealer revenue from the first half of 2015.  We recognized $2 thousand less in other lending income.  This was due to $41 thousand in additional gains on loan sales and $23 thousand in management services fees as compared to the prior year, but was offset by a $51 thousand decrease in late charge income.

Non-interest operating expenses for the six months ended June 30, 2016 decreased by $105 thousand over the same period ended June 30, 2015, a decrease of 4%.  This decrease is due primarily to the sale of three foreclosed assets in which we held an interest.  We recognized $278 thousand in gains on sale of two of these assets and recovered $6 thousand in previously recorded provisions for loan losses on the third.  As we have now sold or transferred into investments all of our foreclosed assets, we do not anticipate recognizing any gains on the sale of foreclosed assets in the near future.

The gains on the sale of foreclosed assets were offset by an increase in salaries and benefits expenses.  These increased by $15 thousand for the six months ended June 30, 2016 over the six months ended June 30, 2015 as we accrued for discretionary bonuses in the first half of 2016 that we did not accrue in the first half of 2015. Office operations expense increased by $48 due to a number of factors, the most prominent of which is an increase of $53 thousand in referral fees paid to ECCU and ACCU for commissions earned on investment sales made through the networking agreements signed with both credit unions. Marketing and promotion expenses increased by $11 thousand due to conferences attended by lending and sales personnel during the first half of 2016. Legal and accounting fees for the first six months of 2016 were relatively similar to the first half of 2015.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$16,059	$8	0.19%	$13,210	$5	0.15%
Interest-earning loans [1]	125,407	2,129	6.81%	125,219	2,073	6.64%
Total interest-earning assets	141,465	2,137	6.06%	138,429	2,078	6.02%

Non-interest-earning assets	9,669	--	--%	10,599	--	--%
Total Assets	151,134	2,137	5.67%	149,028	2,078	5.59%

Liabilities:
Public offering notes – Class A	22,453	209	3.74%	34,839	328	3.77%
Public offering notes – Class 1	21,576	167	3.10%	4,422	35	3.18%
Special offering notes	1,916	20	4.13%	3,346	28	3.38%
International notes	53	1	3.61%	163	1	1.94%
Subordinated notes	4,530	56	4.95%	3,505	36	4.09%
Secured notes	2,292	19	3.32%	1,483	12	3.42%
NCUA borrowings	88,977	560	2.53%	92,649	585	2.53%

Total interest-bearing liabilities	$141,796	1,032	2.92%	140,407	1,025	2.93%

Net interest income		1,105			1,053
Net interest margin [2]			2.93%			2.83%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets increased to $141.5 million during the three months ended June 30, 2016, from $138.4 million during the same period in 2015, an increase of $3.1 million. The average yield on these assets was 6.06% for the three months ended June 30, 2016 as compared to 6.02% for the three months ended June 30, 2015.  The average yield increase is due to increases in yields on both interest-earning assets at other institutions and on interest-earning loans.  We have invested a greater portion of our cash at institutions with slightly higher yields.    Loan yield has increased due to participation sales that allowed us to recognize deferred fees on a similar average balance of loans.

Average non-interest earning assets decreased from $10.6 million for the three months ended June 30, 2015 to $9.7 million for the quarter ended June 30, 2016.  This decrease is related mainly to the sale of our foreclosed assets.  Foreclosed assets had a balance of $3.9 million at June 30, 2015.  We had sold or transferred all of our foreclosed assets as of June 30, 2016.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, increased to $141.8 million during the three months ended June 30, 2016, from $140.4 million during the same period in 2015 as we have increased our note sales over the last year. The average rate paid on these liabilities decreased to 2.92% for the three months ended June 30, 2016, from 2.93% for the same period in 2015. This decrease is due primarily to a shift in the balances of our notes.  As our Class A Notes mature, they are being replaced by our new offering of Class 1 Notes, which pay lower interest rates.

Net interest income for the three months ended June 30, 2016 was $1.1 million, which was an increase of $52 thousand, or 5%, for the same period in 2015.  Net interest margin increased 10 basis points to 2.93% for the quarter ended June 30, 2016, compared to 2.83% for the quarter ended June 30, 2015.

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,960	$15	0.21%	$15,678	$10	0.13%
Interest-earning loans [1]	127,215	4,385	6.91%	124,792	4,093	6.61%
Total interest-earning assets	141,175	4,400	6.25%	140,470	4,103	5.89%

Non-interest-earning assets	10,671	--	--%	10,525	--	--%
Total Assets	151,846	4,400	5.81%	150,995	4,103	5.48%

Liabilities:
Public offering notes – Class A	23,545	437	3.72%	37,246	689	3.73%
Public offering notes – Alpha Class	21,184	322	3.05%	2,784	44	3.19%
Special offering notes	2,059	42	4.10%	3,424	57	3.37%
International notes	53	1	3.61%	230	3	2.92%
Subordinated notes	4,135	102	4.95%	4,123	93	4.55%
Secured notes	2,282	38	3.32%	1,355	23	3.38%
NCUA borrowings	89,440	1,126	2.53%	93,101	1,166	2.53%

Total interest-bearing liabilities	$142,697	2,068	2.91%	142,263	2,075	2.94%

Net interest income		2,332			2,028
Net interest margin [2]			3.08%			2.71%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets increased to $141.2 million during the six months ended June 30, 2016, from $140.5 million during the same period in 2015, an increase of $705 thousand. The average yield on these assets was 6.25% for the six months ended June 30, 2016 as compared to 5.89% for the six months ended June 30, 2015.  The average yield increase is due to increases in yields on both interest-earning assets at other institutions and on interest-earning loans.  We have invested a greater portion of our cash at institutions with slightly higher yields.  Loan yield has increased due to participation sales that allowed us to recognize deferred fees on a similar average balance of loans.  The increase for the first half of 2016 is also related to the lower balance of interest-earning accounts with other financial institutions relative to total interest-earning assets.  These assets represented 11.1% of interest-earning assets for the six months ended June 30, 2015, while they only represented 9.9% of interest-earning assets for the six months ended June 30, 2016.

Average non-interest earning assets increased from $10.5 million for the six months ended June 30, 2015 to $10.7 million for the first half of 2016.  This increase is due to the fact that while we have sold a number of our foreclosed assets, a good portion of them were not sold until several months into 2016, which kept the average non-interest earning asset balance at a similar level as in 2015.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, increased to $142.7 million during the six months ended June 30, 2016, from $142.3 million during the same period in 2015 as we have increased our note sales over the last year. The average rate paid on these liabilities decreased to 2.91% for the six months ended June 30, 2016, from 2.94% for the same period in 2015. This decrease is due primarily to a shift in the balances of our notes.  As our Class A Notes mature, they are being replaced by our new offering of Class 1 Notes, which pay lower interest rates.

Net interest income for the six months ended June 30, 2016 was $2.3 million, which was an increase of $304 thousand, or 15%, for the same period in 2015.  Net interest margin increased 37 basis points to 3.08% for the six months ended June 30, 2016, compared to 2.83% for the six months ended June 30, 2015.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$2	$1	$3
Total loans	3	53	56
	5	54	59

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(116)	(3)	(119)
Public offering notes – Class 1	133	(1)	132
Special offering notes	(13)	5	(8)
International notes	(1)	1	--
Subordinated notes	12	8	20
Secured notes	7	--	7
NCUA borrowings	(25)	--	(25)
	(3)	10	7
Change in net interest income	$8	$44	$52

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(1)	$6	$5
Total loans	80	212	292
	79	218	297

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(254)	2	(252)
Public offering notes – Alpha Class	280	(2)	278
Special offering notes	(26)	11	(15)
International notes	(3)	1	(2)
Subordinated notes	--	9	9
Secured notes	15	--	15
NCUA borrowings	(40)	--	(40)
	(28)	21	(7)
Change in net interest income	$107	$197	$304

Financial Condition

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

			Comparison
	2016	2015	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$15,986	$11,645	$4,341	37%
Loans receivable, net of allowance for loan losses of $1,809 and $1,785 as of June 30, 2016 and December 31, 2015, respectively	132,921	132,932	(11)	(0%)
Accrued interest receivable	613	545	68	12%
Investments	900	--	900	N/A
Property and equipment, net	56	58	(2)	(3%)
Foreclosed assets, net	--	3,486	(3,486)	(100%)
Other assets	613	356	257	72%
Total assets	$151,089	$149,022	$2,067	1%
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$88,371	$90,237	$(1,866)	(2%)
Notes payable, net of debt issuance costs of $109 and $122 as of June 30, 2016 and December 31, 2015, respectively	53,306	49,793	3,513	7%
Accrued interest payable	147	141	6	4%
Other liabilities	681	693	(12)	(2%)
Total liabilities	142,505	140,864	1,641	1%
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(4,640)	(5,066)	426	(8%)
Total members' equity	8,584	8,158	426	5%
Total liabilities and members' equity	$151,089	$149,022	$2,067	1%

General.  Total assets increased by $2.1 million, or 1%, between December 31, 2015 and June 30, 2016.  This increase was primarily due to an increase in cash.

During the six month period ended June 30, 2016, gross loans receivable increased by $126 thousand.  While we funded $17.7 million in loans during the first half of the year, we experienced $6.1 million in loan payoffs related to borrowers we were unable to refinance.  We also experienced $2.7 million in normal principal runoff during the first six months of 2016.    Furthermore, we sold $9.2 million in loans during the six months ended June 30, 2016.   We plan to use the funds received from paydowns and loan sales to originate new loans over the remainder of the year.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while three loans that represent less than 0.1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.28% at June 30, 2016 and 6.33% at December 31, 2015.

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

Some non-accrual loans are considered collateral dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had eight nonaccrual loans as of June 30, 2016 and December 31, 2015.

We restructured one loan in February 2016 as we reduced the interest rate of a loan and added accrued interest on the loan to the principal balance.  We recorded a discount for the amount of the interest added to the loan; our net investment in the loan did not change as a result of this transaction.  This loan was already considered an impaired, collateral dependent loan.  The borrower continues to experience financial difficulties.  We recorded $99 thousand in additional specific reserves during the three months ended June 30, 2016 related to one collateral-dependent loan for which management determined that the collateral value had degradated. These reserves were offset by reductions in general reserves due to loan payoffs.

Of the 11 properties we have foreclosed on, we have sold ten of those properties.  Our interest in one of these foreclosed properties was transferred to the Valencia Hills joint venture in which we have a $900 thousand investment interest.  This transaction was completed in January 2016 and the value is recorded a an investment asset.  The purpose of the joint venture is to develop the property so as to realize a gain on its eventual sale.  As of June 30, 2016, the balance of our foreclosed assets is zero. We have experienced $3.2 million in total charge-offs since June 2011.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	June 30, 2016	December 31, 2015

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$--	$--
Troubled Debt Restructurings[2]	6,766	6,951
Total Collateral Dependent Loans	6,766	6,951

Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Troubled Debt Restructurings	4,806	4,941
Total Non-Collateral Dependent Loans	4,806	4,941
Loans 90 Days past due and still accruing	--	--
Total Non-Performing Loans	11,572	11,892
Foreclosed Assets[3]	--	3,486
Total Non-performing Assets	$11,572	$15,378

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.
[2] Includes $1.1 million of restructured loans that were over 90 days delinquent as of December 31, 2015.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At June 30, 2016 and December 31, 2015, we had eight restructured loans that were on non-accrual status.  None of these loans were over 90 days delinquent at June 30, 2016.  In addition, we had one restructured loan that has performed according to terms for over a year and is on accrual status.  As of December 31, 2015, we had four foreclosed properties valued at $3.5 million, net of a $1.1 million total valuation allowance against the properties.  As of June 30, 2016, we do not hold interests in any foreclosed assets. No new foreclosure proceedings have been initiated on any properties we own during the six months ended June 30, 2016.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At both June 30, 2016 and December 31, 2015, the allowance for loan losses was $1.8 million.  This represented 1.3% of our gross loans receivable at both June 30, 2016 and December 31, 2015.

	Allowance for Loan Losses
	as of and for the

	Six months ended		Year ended
	June 30		December 31,
	2016	2015	2015
Balances:	($ in thousands)
Average total loans outstanding during period	$138,486	$134,049	$131,880
Total loans outstanding at end of the period	$136,502	$135,580	$136,376
Allowance for loan losses:
Balance at the beginning of period	$1,785	$2,454	$2,454
Provision charged to expense	45	--	(524)
Charge-offs
Wholly-Owned First	20	40	40
Wholly-Owned Junior	--	--	--
Participation First	--	--	103
Participation Junior	--	--	--
Total	20	40	143
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	2	--	20
Participation Junior	--	--	--
Total	2	--	20
Net loan charge-offs	18	40	123
Accretion of allowance related to restructured loans	3	11	22

Balance	$1,809	$2,403	$1,785

Ratios:
Net loan charge-offs to average total loans	0.01%	0.03%	0.09%
Provision for loan losses to average total loans[1]	0.03%	--%	(0.40)%
Allowance for loan losses to total loans at the end of the period	1.33%	1.76%	1.31%
Allowance for loan losses to non-performing loans	15.63%	20.64%	15.01%
Net loan charge-offs to allowance for loan losses at the end of the period	1.00%	1.66%	6.89%
Net loan charge-offs to Provision for loan losses[1]	40.00%	--%	(23.47)%

1 Provisions for loan losses were negative during the year ended December 31, 2015 due to a credit for loan losses taken when an impaired loan was removed from collateral dependent status.

Investments.  At June 30, 2016, we had one investment valued at $900 thousand, which consisted of an ownership interest in a joint venture formed in January 2016. The purpose of the joint venture is to develop and sell property acquired by us as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.  We did not have any investments at December 31, 2015.  The joint venture has not experienced any gains or losses as of June 30, 2016.

NCUA Borrowings.  At June 30, 2016, we had $88.4 million in borrowings from financial institutions.  This represents a decrease of $1.9 million from December 31, 2015.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension.

Notes Payable.  Our investor notes payable consist of debt securities sold under a registered national offering as well as notes sold in private placements.  These investor notes had a balance of $53.3 million at June 30, 2016, which was an increase of $3.5 million from December 31, 2015.  In January, 2015, we began offering Class 1 Notes, which replace our Class A Notes offering.  We also began offering a new series of Secured Notes at that time.  These offerings, as well as our pre-existing offerings, are being marketed and sold by MP Securities, our wholly-owned broker-dealer.  In addition to increasing our client base over the last year through the marketing efforts of our broker-dealer sales staff and our partnership arrangements with two credit unions, we have adjusted our marketing efforts to compensate for the investor concentration limitations imposed on our note sales by FINRA and, as a result, have been able to replace more of the maturing notes wth a new investment note.  Our notes payable are presented net of of debt issuance costs, which have decreased from $122 thousand at December 31, 2015 to $109 thousand at June 30, 2016.

Other liabilities.  Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees.  Our other liabilities decreased by $12  thousand, mainly as a result of the payment of salary expense accrued at December 31, 2015 for our former chief executive officer.

Members’ Equity.  Total members’ equity was $8.6 million at June 30, 2016, which represents an increase of $426 thousand from December 31, 2015.  This increase comprises $564 thousand in net income for the six months ended June 30, 2016, $92 thousand in dividends related to our Series A Preferred Units, which require quarterly dividend payments, and $46 thousand in accrued payments to our equity holders.  We are required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders. This payment is made in the first quarter of the following year when annual net income has been finalized; we accrue the payment throughout the year based on our year-to-date net income.  We did not repurchase or sell any ownership units during the six months ended June 30, 2016.

Liquidity and Capital Resources

June 30, 2016 vs. June 30, 2015

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. We follow a liquidity policy that has been approved by our Board of Managers.  The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum.  Our liquidity ratio was 28% at June 30, 2016, which is above the minimum set by our policy. Also as part of the policy, we review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1 Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, and we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

The sale of our debt securities is a significant component in financing our mortgage loan investments.  We have increased our marketing efforts related to the sale of privately placed special offering and Secured Notes and we believe that the sale of these notes will enable us to meet its liquidity needs for the near future.  We continue to sell debt securities filed under a Registration Statement with the SEC to register $85 million of its Class 1 Notes that was deemed effective as of January 6th, 2015.  This Registration Statement expires on December 31, 2017.

We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes and we are offering $80 million in Secured Notes under a private placement memorandum.  By offering the Class 1 Notes and privately placed investor notes,  we expect to fund new loans which can either be held for interest income or sold as participations to generate servicing income and gains on loan sales.  The cash from sales will be used to originate additional loan investments or to fund operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the six months ended June 30, 2016, our investors renewed their debt securities investments at a 57%  rate, which represented an increase from the 52% renewal rate over the six months ended June 30, 2015.  We continue to see our note renewal rate rise as MP Securities has adjusted its marketing efforts to the over-concentration of investment limitation restrictions placed on the sale of our notes.  New salespeople MP Securities hired over the last several years have increased our client base, which has in turn increased our note sales.

The net increase in cash during the six months ended June 30, 2016 was $4.3 million, as compared to a net decrease of $7.7 million for the six months ended June 30, 2015. Net cash used by operating activities totaled $214 thousand for the six months ended June 30, 2016, as compared to net cash used by operating activities of $432 thousand for the same period in 2015. This decrease in net cash used by operating activities is attributable primarily to changes in other liabilities and accrued interest payable.

Net cash provided by investing activities totaled $3.1 million during the six months ended June 30, 2016, as compared to $2.0 million used during the six months ended June 30, 2015, an increase in cash provided of $5.1 million. This increase is related to the sale of our foreclosed assets, which generated cash of $2.9 million, and to loan payoffs and paydowns, which were $3.6 million greater during the first half of 2016 than they were during the first half of 2015.

Net cash provided by financing activities totaled $1.5 million for the six month period ended June 30, 2016, an increase in cash provided of $6.8 million from $5.3 million used in financing activities during the six months ended June 30, 2015. This difference is primarily attributable to an increase in sales of our notes payable. We sold a net of $3.5 million in notes during the first half of 2016 compared to net redemptions of $3.3 million in notes during the first half of 2015.

At June 30, 2016, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $16.0 million, an increase of $4.4 million from $11.6 million at December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2016.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

We made a change in controls over our loan servicing and management processes during the first six months of 2016.  Management believes that this change is sufficient to ensure that all information regarding our loans is properly reviewed and entered into our systems.  No other changes in internal controls were made during the first half of the year.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of the three month period ended June 30, 2016, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows other than those discussed in Part I. Item 2. “Potential Recoveries of Reserves Established for Loan Losses.”

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

101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Income for the six month periods ended June 30, 2016 and 2015; (ii) Consolidated Balance Sheets as of June 30, 2016 and  December 31, 2015; (iii) Consolidated  Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements.

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

Dated: August 12, 2016

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer