Form 10-Q
period 2016-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2016-11-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

At September 30, 2016, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

 (Dollars in Thousands Except Unit Data)

	2016	2015
	(Unaudited)	(Audited)
Assets:
Cash	$11,040	$11,645
Loans receivable, net of allowance for loan losses of $1,807 and $1,785 as of September 30, 2016 and December 31, 2015, respectively	139,365	132,932
Accrued interest receivable	641	545
Investments	894	--
Property and equipment, net	52	58
Foreclosed assets, net	--	3,486
Other assets	520	356
Total assets	$152,512	$149,022
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$87,435	$90,237
Notes payable, net of debt issuance costs of $95 and $122 as of September 30, 2016 and December 31, 2015, respectively	55,474	49,793
Accrued interest payable	142	141
Other liabilities	780	693
Total liabilities	143,831	140,864
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2016 and December 31, 2015 (liquidation preference of $100 per unit); See Note 10	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2016 and December 31, 2015; See Note 10	1,509	1,509
Accumulated deficit	(4,543)	(5,066)
Total members' equity	8,681	8,158
Total liabilities and members' equity	$152,512	$149,022

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Dollars in Thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Interest on loans	$2,154	$2,005	$6,539	$6,098
Interest on interest-bearing accounts	7	3	22	13
Total interest income	2,161	2,008	6,561	6,111
Interest expense:
NCUA borrowings	560	584	1,686	1,750
Notes payable	490	431	1,432	1,340
Total interest expense	1,050	1,015	3,118	3,090
Net interest income	1,111	993	3,443	3,021
Provision (credit) for loan losses	--	(181)	45	(181)
Net interest income after provision for loan losses	1,111	1,174	3,398	3,202
Non-interest income:
Broker-dealer commissions and fees	143	99	558	390
Other lending income	101	54	297	252
Total non-interest income	244	153	855	642
Non-interest expenses:
Salaries and benefits	691	730	2,160	2,045
Marketing and promotion	51	33	108	79
Office operations	357	336	1,121	1,052
Foreclosed assets, net	(8)	98	(281)	148
Legal and accounting	97	86	403	387
Total non-interest expenses	1,188	1,283	3,511	3,711
Income before provision for income taxes	167	44	742	133
Provision for income taxes	6	3	17	12
Net income	$161	$41	$725	$121

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

(Dollars in Thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$725	$121
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	15	37
Amortization of deferred loan fees	(265)	(132)
Amortization of debt issuance costs	72	87
Provision (credit) for loan losses	45	(181)
Provision for losses on foreclosed assets	--	222
Accretion of allowance for loan losses on restructured loans	(5)	(19)
Accretion of loan discount	(34)	(35)
Gain on sale of loans	(122)	--
Gain on sale of foreclosed assets	(278)	(132)
Changes in:
Accrued interest receivable	(96)	4
Other assets	(36)	(65)
Other liabilities and accrued interest payable	31	(171)
Net cash provided (used) by operating activities	52	(264)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(27,730)	(12,625)
Loan sales	10,930	5,993
Loan principal collections	10,626	11,982
Foreclosed asset sales	2,864	587
Purchase of property and equipment	(9)	(15)
Net cash provided (used) by investing activities	(3,319)	5,922
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in NCUA borrowings	(2,802)	(2,725)
Net change in notes payable	5,654	(3,378)
Debt issuance costs	(45)	(111)
Dividends paid on preferred units	(145)	(84)
Net cash provided (used) by financing activities	2,662	(6,298)
Net decrease in cash	(605)	(640)
Cash at beginning of period	11,645	17,251
Cash at end of period	$11,040	$16,611
Supplemental disclosures of cash flow information
Interest paid	$3,118	$3,103
Income taxes paid	$19	$15
Transfer of foreclosed assets to investments	$900	$--

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of the Company’s accounting policies is included in its 2015 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and for the nine months ended September 30, 2016 and 2015 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the results for the full year.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MP Securities was formed to provide financial services for individuals, churches, charitable institutions and faith-based organizations, as well as to act as a selling agent for securities offered by such entities. Effective as of July 14, 2010, MP Securities was qualified to transact business in the State of California.  On March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  Since 2011, MP Securities has received approval to act as a Resident Insurance Producer d/b/a Ministry Partners Insurance Agency, on a fully disclosed basis with a clearing firm, and to provide registered investment advisory services.  MP Securities also acts as the selling agent for the Company’s various note offerings in addition to offering a broad scope of investment services.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of September 30, 2016 and December 31, 2015.

A portion of the the Company’s cash held at credit unions is insured by the National Credit Union Insurance Fund, while a portion of cash held at other financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company maintains cash that may exceed insured limits.  The Company does not expect to incur losses in its cash accounts.

Investments

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”), a company that will develop and market property formerly classified by the Company as a foreclosed asset.  In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project as part of the agreement and transferred the carrying value of the property from foreclosed assets to investments.  The Company’s initial investment in the joint venture was $900 thousand, which was equal to its carrying value in the foreclosed asset at December 31, 2015.  The Company’s investment in the joint venture is analyzed for impairment by management on a periodic basis.  Any impairment charges will be recorded as a valuation allowance against the value of the asset.  Management concluded that the investment in the joint venture was not impaired as of September 30, 2016.  Income and expenses of the joint venture will increase or decrease the Company’s investment and will be recorded on the income statement as realized gains or losses on investment.

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

Troubled Debt Restructurings

A troubled debt restructuring is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. From time to time, the Company has restructured a mortgage loan in light of the borrower's circumstances and capabilities. The Company reviews each of these cases on an individual basis and approves a restructure based on the guidance stipulated in its collections policy. If the Company decides to accept a loan restructure, it generally will not forgive or reduce the principal amount owed on the loan; in addition, the typical maturity term for a restructured loan does not exceed five years.  A restructuring of a loan usually involves an interest rate modification, extension of the maturity date, or reduction of accrued interest owed on the loan on a contingent or absolute basis.

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

Special Mention: These credit facilities exhibit potential or actual weaknesses that present a higher potential for loss under adverse circumstances, and deserve management’s close attention.  If uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan at some future date.

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

ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting simplifies the accounting for entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence in the investment.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in ownership interest or degree of influence, the investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis.  The cost of acquiring the additional interest is added to the current basis of the investor’s previously held interest.  The Company is currently evaluating the impact that ASU 2016-07 will have on its statement of financial position or financial statement disclosures. ASU 2016-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendment changes the accounting treatment of leases, in that lessees will recognize most leases on-balance sheet. This will increase reported assets and liabilities, as lessees will be required to recognize a right-of-use asset along with a lease liability, measured on a discounted basis. Lessees are allowed to account for short-term leases (those with a term of twelve months or less) off-balance sheet. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard requires the use of the modified retrospective transition method. Early adoption is permitted. The Company is currently evaluating the impact this will have on its Consolidated Financial Statements.

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

2.  Pledge of Cash

Occasionally, the Company will pledge cash as collateral for its borrowings or its Secured Notes. This cash is considered restricted cash.  At December 31, 2015, $686 thousand was pledged as collateral for the NCUA credit facility.  The Company had  less than $1 thousand in  cash pledged as collateral for its Secured Notes at September 30, 2016 and at December 31, 2015.

3.  Related Party Transactions

The Company maintains some of its cash funds at ECCU, its largest equity investor. Total funds held with ECCU were $2.2 million and $163 thousand at September 30, 2016 and December 31, 2015, respectively. Interest earned on funds held with ECCU totaled $14.0 thousand and $12.5 thousand for the nine months ended September 30, 2016 and 2015, respectively.

The Company leases physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of 79.7 thousand and $86.7 thousand for the nine months ended September 30, 2016 and 2015, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  The Company believes that this method is reasonable.

In the past,  the Company has purchased mortgage loans, including loan participation interests from ECCU, its largest equity owner.  During the nine month periods ended September 30, 2016 and 2015, the Company did not purchase any loans from ECCU.  With regard to loans purchased from ECCU in prior years, the Company recognized $451.9 thousand and $1.2 million of interest income during the nine months ended September 30, 2016 and 2015, respectively.  ECCU currently acts as the servicer for nine of the 156 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement the Company entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments it receives on wholly-owned loans ECCU services on its behalf.  In lieu of a servicing fee, loan participations the Company purchases from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At September 30, 2016,  the Company’s investment in wholly-owned loans serviced by ECCU totaled $907 thousand, while its investment in loan participations serviced by ECCU totaled $10.3 million.  From time to time, the Company pays fees for additional services ECCU provides for servicing these loans.  The Company paid fewer than one thousand dollars of such fees during the nine month periods ended September 30, 2016 and 2015.

On October 6, 2014, MP Securities, the Company’s wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ECCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ECCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ECCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ECCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ECCU for permitting it to use the designated location to offer such products and services to ECCU’s members under an arrangement that will entitle ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $65 thousand and $10 thousand to ECCU under the terms of this agreement during the nine months ended September 30, 2016 and 2015, respectively.

On April 8, 2016, the Company and ECCU entered into a Master Services Agreement (the “Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ECCU commencing on the effective date of the Services Agreement and ending on December 31, 2016; provided, however, that unless either party provides at least thirty (30) days written notice to the other party prior to its expiration, the agreement will automatically renew for successive one year periods.  Either party may terminate the Services Agreement for any reason by providing thirty (30) days prior written notice.  The Company has agreed to assign a designated service representative which must be approved by ECCU in performing its duties under the Agreement.  Pursuant to the terms of the Services Agreement, the Company will make visits, deliver reports, provide marketing, educational and loan related services to ECCU’s members, borrowers, leads, referral sources and contacts in the southeast region of the United States.  For the nine months ended September 30, 2016, the Company recognized $45 thousand in income as a result of this agreement.

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU pursuant to which the Company has agreed to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans.  The term of the Agreement is for a period of three years.  The Company expects to receive an annual fee of approximately $9 thousand for serving as the successor servicing agent. See Note 16, Subsequent Events, on Page F-39.

Other Related Party Transactions

On April 15, 2016, Mendell Thompson was appointed to the Company’s Board of Managers.  Mr. Thompson currently serves as President and Chief Executive Officer of America’s Christian Credit Union (“ACCU”).  The Company has sold $1.6 million in loan participations to ACCU since 2011.  As of September 30, 2016, the outstanding balance of loan participations sold to ACCU is $1.0 million.  The Company has not sold any loan participations to ACCU since Mr. Thompson’s appointment to its Board of Managers.

In addition, the Company’s wholly-owned subsidiary, MP Securities has a Networking Agreement with ACCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ACCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ACCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ACCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ACCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ACCU for permitting it to use the designated location to offer such products and services to ACCU’s members under an arrangement that will entitle ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $65 thousand and $52 thousand to ACCU under the terms of this agreement during the nine months ended September 30, 2016 and 2015, respectively.  The terms of this agreement have not changed as a result of Mr. Thompson’s appointment to the Company’s Board of Managers.

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable to related parties totaled $53 thousand and $51 thousand at September 30, 2016 and December 31, 2015, respectively.  The Company sold $2.0 million in non-proprietary investment products to related parties during the nine months ended September 30, 2016.  The Company recognized $55 thousand in commission income on these transactions.

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

Under the terms of the Managing Participating Broker Dealer Agreement (the “MPB Agreement”) entered into with MP Securities and possible participating brokers in the future, the Company will pay gross selling commissions ranging from 1.25% to 1.75% for the sale of Fixed Series Class 1 Notes and an amount equal to .50% of the amount of Variable  Series Class 1 Notes sold plus an amount equal to .25% per annum on the average note balance of such Variable Series Class 1 Note.  Both the gross commissions and managing participating broker commissions will be reduced by .25% of the total amount of each note sold in the offering to a repeat purchaser who is then, or has been within the immediately preceding thirty (30) days, an owner of one of the Company’s investor notes.  No commissions are paid on the accrued interest deferred and added to the principal balance of a note when an investor elects to defer interest received on a note.  In the event MP Securities provides wholesaling services in connection with the Class 1 Notes offering, the Company may reimburse MP Securities and any other selling group member up to $40 thousand in wholesaling expenses.  As of the date of this Report, no wholesaling expenses have been paid to MP Securities or any other selling group member under the Class 1 Notes offering.

In connection with the Company’s Secured Note offering, it has engaged MP Securities to act as its managing broker for the offering.  Under the terms of a Managing Broker-Dealer Agreement entered into by and between the Company and MP Securities, it will pay selling commissions ranging from 2% on its Secured Notes with a 18-month maturity to 5% on Secured Notes with a 54-month maturity, with total selling commissions not to exceed 5%.

In addition, the Company has signed an Administrative Services Agreement with MP Securites which stipulates that it will provide certain services to MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  In December 2015, the Company agreed to waive and abate MP Securities’ obligation to pay the Company for these services for a limited period of time not to exceed twelve months and subject to a maximum expense abatement of $250 thousand.  For the nine month period ended September 30, 2016, no abatements had been requested by MP Securities or made by the Company.  Pursuant to resolutions adopted by the Board of Managers in November 2016, the Board authorized the officers of the Company to extend the terms of this agreement for an additional twelve month period.

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

4.  Loans Receivable and Allowance for Loan Losses

The Company originates church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes: whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2031. Loans yielded a weighted average of 6.28% and 6.33% as of September 30, 2016 and December 31, 2015, respectively. A summary of the Company’s mortgage loans owned as of September 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	September 30	December 31
	2016	2015

Loans to evangelical churches and related organizations:
Real estate secured	$142,754	$136,250
Unsecured	210	126
Total loans	142,964	136,376

Deferred loan fees, net	(939)	(850)
Loan discount	(853)	(809)
Allowance for loan losses	(1,807)	(1,785)
Loans, net	$139,365	$132,932

Allowance for Loan Losses

The Company has established an allowance for loan losses of $1.8 million as of September 30, 2016 and December 31, 2015 for loans held in its mortgage portfolio. For the nine month period ended September 30, 2016,  the Company recorded $20 thousand in charge-offs on its mortgage loan investments.  For the year ended December 31, 2015, the Company recorded  $143 thousand in charge-offs on its mortgage loan investments. Management believes that the allowance for loan losses as of September 30, 2016 and December 31, 2015 is appropriate.

Changes in the allowance for loan losses for the nine month period ended September 30, 2016 and the year ended December 31, 2015 are as follows (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2016	December 31, 2015

Balance, beginning of period	$1,785	$2,454
Provision for loan loss	45	(524)
Chargeoffs	(20)	(143)
Recoveries	2	20
Transfer to loan discount	--	--
Accretion of allowance related to restructured loans	(5)	(22)
Balance, end of period	$1,807	$1,785

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	September 30, 2016	December 31, 2015

Loans:
Individually evaluated for impairment	$11,403	$11,892
Collectively evaluated for impairment	131,561	124,484
Balance	$142,964	$136,376

Allowance for loan losses:
Individually evaluated for impairment	$1,190	$1,115
Collectively evaluated for impairment	617	670
Balance	$1,807	$1,785

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at September 30, 2016 and December 31, 2015, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2016
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$111,678	$4,735	$10,637	$--	$127,050
Watch	4,289	--	221	--	4,510
Special Mention	1,688	3,060	--	--	4,748
Substandard	6,449	207	--	--	6,656
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$124,104	$8,002	$10,858	$--	$142,964

Credit Quality Indicators (by class)
As of December 31, 2015
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$102,845	$4,809	$10,813	$--	$118,467
Watch	4,387	3,113	1,630	--	9,130
Substandard	8,564	215	--	--	8,779
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$115,796	$8,137	$12,443	$--	$136,376

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at September 30, 2016 and at December 31, 2015 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$2,954	$1,385	$--	$4,339	$119,765	$124,104	$--
Wholly-Owned Junior	--	--	--	--	8,002	8,002	--
Participation First	--	--	--	--	10,858	10,858	--
Participation Junior	--	--	--	--	--	--	--
Total	$2,954	$1,385	$--	$4,339	$138,625	$142,964	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,433	$--	$1,063	$4,496	$111,300	$115,796	$--
Wholly-Owned Junior	--	--	--	--	8,137	8,137	--
Participation First	1,377	--	--	1,377	11,066	12,443	--
Participation Junior	--	--	--	--	--	--	--
Total	$4,810	$--	$1,063	$5,873	$130,503	$136,376	$--

The following tables are summaries of impaired loans by loan class as of and for the three and nine months ended September 30, 2016 and 2015, and the year ended December 31, 2015, respectively.  The unpaid principal balance reflects the contractual principal outstanding on the loan less interest payments recorded against principal on collateral-dependent loans. The net loan principal balance reflects the unpaid principal balance less specific allowances recorded against impaired loans.  The net recorded investment in impaired loans reflects the loan principal balance less discounts (dollars in thousands):

Impaired Loans (by class)
As of September 30, 2016
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,723	$--	$1,723	$160	$1,563
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,414	783	5,631	585	5,046
Wholly-Owned Junior	3,266	407	2,859	56	2,803
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,403	$1,190	$10,213	$801	$9,412

	For the three months ended September 30, 2016		For the nine months ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,588	$--	$1,644	$--
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	5,875	--	6,006	--
Wholly-Owned Junior	3,217	38	3,238	116
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total:
Church loans	$10,680	$38	$10,888	$116

Impaired Loans (by class)
As of December 31, 2015
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,880	$--	$1,880	$160	$1,720
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,684	704	5,980	526	5,454
Wholly-Owned Junior	3,328	412	2,916	56	2,860
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,892	$1,116	$10,776	$742	$10,034

	For the year ended December 31, 2015
	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,829	$--
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,215	99
Wholly-Owned Junior	3,304	162
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	$11,348	$261

Impaired Loans (by class)
As of September 30, 2015
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,935	$--	$1,935	$160	$1,775
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,625	1,031	5,594	482	5,112
Wholly-Owned Junior	3,343	426	2,917	51	2,866
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,903	$1,457	$10,446	$693	$9,753

	For the three months ended September 30, 2015		For the nine months ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Church loans:
Wholly-Owned First	$1,801	$--	$1,860	$--
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	6,181	17	6,264	80
Wholly-Owned Junior	3,298	39	3,315	122
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total:
Church loans	$11,280	$56	$11,439	$202

A summary of nonaccrual loans by loan class at September 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of September 30, 2016

Church loans:
Wholly-Owned First	$8,137
Wholly-Owned Junior	207
Participation First	--
Participation Junior	--
Total	$8,344

Loans on Nonaccrual Status (by class)
As of December 31, 2015

Church loans:
Wholly-Owned First	$8,564
Wholly-Owned Junior	215
Participation First	--
Participation Junior	--
Total	$8,779

A summary of loans the Company restructured during the nine months ended September 30, 2016 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$944	$944	$928
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total	1	$944	$944	$928

Troubled Debt Restructurings (by class)
For the three months ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$1,156	$1,156	$1,156
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total	1	$1,156	$1,156	$1,156

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$1,156	$1,156	$1,156
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total	1	$1,156	$1,156	$1,156

The Company restructured one loan during the nine months ended September 30, 2016 and the nine months ended September 30, 2015.  For each loan, the Company added unpaid accrued interest outstanding to the loan balance and offset this with a corresponding discount of the same amount.  The Company lowered the interest rate on the loan and extended the loan’s maturity date.

Troubled Debt Restructurings Defaulted (by class)
For the nine months ended September 30, 2016

	Number of Loans	Recorded Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$928
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	1	$928

One loan that was modified during the nine months ended September 30, 2016 defaulted during the period in which it was modified.   No loans that were modified during the nine months ended September 30, 2015 defaulted during the period in which they were modified.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of September 30, 2016,  no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.  In October 2016, the Company refinanced a loan made to a borrower of one of its troubled debt restructurings.  Please see Note 16, Subsequent Events below, for further disclosure regarding this loan.

5.  Investments

The Company’s investments at September 30, 2016 consist of an ownership interest in a joint venture, Tesoro Hills LLC.  The Company’s ownership interest is equal to the value of its initial investment in the joint venture, which consisted of a $900 thousand property that was previously foreclosed on by the Company.  The joint venture has incurred $6 thousand in losses for the nine months ended September 30, 2016.  As of September 30, 2016, the value of the Company’s investment in the property is $894 thousand.  Management has conducted an evaluation of the investment as of September 30, 2016 and has determined that the investment is not impaired.  The Company did not have any investments at December 31, 2015.

6.  Foreclosed Assets

The Company’s investment in foreclosed assets was zero at September 30, 2016 and $3.5 million at December 31, 2015.  The Company did not record any loss provisions on foreclosed assets during the nine months ended September 30, 2016.  The Company recorded $222 thousand in loss provisions on foreclosed assets during the nine months ended September 30, 2015.  The Company recorded $1.1 million in charge-offs of allowances for losses on foreclosed assets during the nine months ended September 30, 2016.  The Company recovered $6 thousand in previously charged off allowances for losses on foreclosed assets during the nine months ended September 30, 2016.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the periods ended September 30 and December 31,
	2016	2015
Balance, beginning of period	$1,111	$2,431
Provision (credit) for losses	--	(11)
Charge-offs	(1,117)	(1,309)
Recoveries	6	--
Balance, end of period	$--	$1,111

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended September 30,
	2016	2015
Net loss (gain) on sale of real estate	$--	$(132)
Provision for losses	--	198
Operating expenses, net of rental income	(8)	32
Net expense (income)	$(8)	$98

	Foreclosed Asset Expenses (Income) for the nine months ended September 30,
	2016	2015
Net loss (gain) on sale of real estate	$(278)	$(132)
Provision for losses (recoveries)	(6)	222
Operating expenses, net of rental income	3	58
Net expense (income)	$(281)	$148

Note that during the three months ended September 30, 2016, the Company received a refund of $8 thousand in expenses recorded on foreclosed assets during prior quarters.

7.  Loan Participation Sales

During the nine months ended September 30, 2016,  the Company sold participations in fifteen church loans totaling $10.9 million while retaining servicing responsibilities on the loans.  As a result of these sales, the Company recorded servicing assets totaling $140 thousand.  During the year ended December 31, 2015, the Company sold participations in eight church loans totaling $6.1 million.  As a result of these sales, the Company recorded servicing assets totaling $59 thousand.  Servicing assets are amortized using the interest method as an adjustment to servicing fee income.  Amortization totaled $49 thousand for the nine months ended September 30, 2016.

A summary of servicing assets for the nine months ended September 30, 2016 and 2015, and the year ended December 31, 2015 is as follows (dollars in thousands):

	For the nine months ended		For the year ended
	September 30,		December 31,
	2016	2015	2015
Balance, beginning of period	$186	$184	$184
Additions:
Servicing obligations from sale of loan participations	140	59	59
Subtractions:
Amortization	(66)	(45)	(57)
Balance, end of period	$260	$198	$186

8.  NCUA Borrowings

Members United Facilities

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Unless the principal amount of the indebtedness due is accelerated under the terms of the MU Credit Facility loan documents, the principal balance and any interest due on the MU Credit Facility will mature on October 31, 2018.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  On March 30, 2015, the Company and the NCUA entered into an agreement to amend to the Loan and Security Agreement (the “LSA Amendments”) for both the MU Credit Facility and the WesCorp Credit Facility.  The LSA Amendments altered the collateral requirements on both facilities, as well as some of the Company’s reporting requirements to the NCUA.  The balance of the MU Credit Facility was $68.0 million and $70.2 million at September 30, 2016 and December 31, 2015, respectively.  The required minimum monthly payment on this facility is $393 thousand.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio.  At September 30, 2016 and December 31, 2015, the collateral securing the MU Credit Facility had an aggregate principal balance of $80.9 million and $81.9 million, respectively.  In total, the collateral securing both facilities at December 31, 2015 did not satisfy the 120% minimum collateralization ratio required by the amended agreement.  The Company pledged $686 thousand in cash to satisfy the deficit in loan collateral at December 31, 2015.  The total collateral pledged, including loans receivable and cash, satisfies the requirements of the amended credit facility agreements.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of September 30, 2016 and December 31, 2015, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces the WesCorp Facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Unless the principal amount due on the WesCorp Credit Facility Extension is accelerated under the terms of the loan documents evidencing such credit facility, the principal balance and any interest due on the facility will be payable in full on October 31, 2018.  Accrued interest on the WesCorp Credit Facility Extension is due monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  As of September 30, 2016 and December 31, 2015,  $19.4 million and $20.0 million, respectively, was outstanding on the WesCorp Credit Facility Extension.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of September 30, 2016 and December 31, 2015, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $30.0 million and $25.7 million, respectively.    In total, the collateral securing both facilities at December 31, 2015 did not satisfy the 120% minimum collateralization ratio required by the amended agreement.  The Company pledged $686 thousand in cash to satisfy the deficit in loan collateral at December 31, 2015.  The total collateral pledged, including loans receivable and cash, satisfies the requirements of the amended credit facility agreements.

As of September 30, 2016 and December 31, 2015, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of the Company’s borrowings from financial institutions during the twelve month periods ending September 30 are as follows (dollars in thousands):

2017	$3,820
2018	3,918
2019	79,697
$87,435

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of September 30, 2016.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Class A Note Offering expired on December 31, 2015 and the Company discontinued the sale of its Class A Notes as of that date.  At September 30, 2016 and December 31, 2015, $17.8 million and $25.4 million of these notes were outstanding, respectively.

In January 2015, the Company registered with the SEC $85.0 million of new Class 1 Notes in two series, including a Fixed Series and Variable Series.  This is a "best efforts" offering and will continue through December 31, 2017.  The offering includes two categories of notes, including a fixed interest note and a variable interest note.  The interest rates the Company will pay on the Fixed Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 60 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 6, 2015, the Variable Index is defined under the Class 1 Notes as the three month LIBOR rate.  The Variable Series Notes will be repaid at the noteholder’s request at any time after the note has been outstanding with an unpaid principal balance of $10,000 or more.  The Company had $8.1 million in outstanding Class 1 Variable Series Notes over $10,000 at September 30, 2016.

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

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At September 30, 2016 and December 31, 2015, $27.2 million and $15.9 million of Class 1 Notes were outstanding, respectively.

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

In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.  At September 30, 2016 and December 31, 2015, $3.3 million and $2.3 million in Secured Notes were outstanding, respectively.

As part of this offering, the Company entered into a Loan and Security Agreement with MPF that appointed MPF as the collateral agent of any loans pledged as collateral for the Secured Notes.  At September 30, 2016 and December 31, 2015, $6.0 million and $3.6 million in loans were pledged as collateral on the Secured Notes, respectively.  The Company also had less than $1 thousand in cash pledged as collateral on the Secured Notes. These totals satisfy the minimum collateral requirement of the private placement memorandum.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. A total of $5.4 million and $3.4 million in notes sold pursuant to this offering were outstanding at September 30, 2016 and December 31, 2015, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at September 30, 2016.  A total of $53 thousand and $52 thousand of its 2013 International Notes were outstanding at September 30, 2016 and December 31, 2015, respectively.

The Company has the following notes payable at September 30, 2016 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$17,836	3.82%
Class 1 Offering	27,246	3.12%

Private Offerings
Special Offering	1,807	4.32%
Special Subordinated Notes	5,358	4.71%
Secured Notes	3,269	3.30%
International Offering	53	3.62%
Total	$55,569	3.55%

Future maturities for the Company’s investor notes during the twelve month periods ending September 30 are as follows (dollars in thousands):

2017	$20,350
2018	14,424
2019	9,005
2020	5,510
2021	6,280
$55,569

Debt issuance costs related to the Company’s notes payable were $95 thousand and $122 thousand at September 30, 2016 and December 31, 2015, respectively.

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

11.  Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the nine months ended September 30, 2016 and 2015 were $55.3 thousand and $60.4 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2015.  No profit sharing contribution has been made or approved for the nine months ended September 30, 2016.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2016 and December 31, 2015, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	September 30, 2016	December 31, 2015
Undisbursed loans	$3,945	$5,232
Standby letter of credit	$1,071	$1,071

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015, are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2016 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$11,040	$11,040		$--	$--	$11,040
Loans, net	139,365	--		--	143,248	143,248
Investments	894	--		--	894	894
Accrued interest receivable	641	--		--	641	641
FINANCIAL LIABILITIES:
NCUA borrowings	$87,435	$--	$		$89,973	$89,973
Notes payable	55,474	--		--	56,500	56,500
Other financial liabilities	253	--		--	253	253

		Fair Value Measurements at December 31, 2015 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$11,645	$11,645		$--	$--	$11,645
Loans, net	132,932	--		--	136,468	136,468
Accrued interest receivable	545	--		--	545	545
FINANCIAL LIABILITIES:
NCUA borrowings	$90,237	$--	$		$90,258	$90,258
Notes payables	49,793	--		--	50,693	50,693
Other financial liabilities	178	--		--	178	178

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2016 and December 31, 2015.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2016 and December 31, 2015.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2016:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,488	$5,488
Total	$--	$--	$5,488	$5,488

Assets at December 31, 2015:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,940	$5,940
Foreclosed assets	--	2,586	900	3,486
Total	$--	$2,586	$6,840	$9,426

Activity in Level 3 assets is as follows for the nine months ended September 30, 2016 (dollars in thousands):

Impaired loans
(net of allowance and discount)
Balance, December 31, 2015	$5,940
Allowance and discount, net of discount amortization	(99)
Deletions and paydowns, loans	(353)
Balance, September 30, 2016	$5,488

Foreclosed assets
(net of valuation allowance)
Balance, December 31, 2015	$900
Transfer of foreclosed assets to investments	(900)
Balance, September 30, 2016	$--

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015 are summarized below (dollars in thousands):

September 30, 2016
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,488	Discounted appraised value	Selling cost	10% - 15% (10.61%)
		Internal evaluations	Estimated market decrease	0% - 20% (8.71%)

December 31, 2015
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,940	Discounted appraised value	Selling cost	10% - 15% (10.61%)
		Internal evaluations	Estimated market decrease	0% - 20% (5.66%)
		Internal evaluations	Discount due to title dispute	0% - 57% (5.58%)
Foreclosed assets	$900	Discounted appraised value or discounted listing price	Selling cost	8% - 10% (9.30%)
		Discounted appraised value or discounted listing price	Estimated market decrease	0% - 53% (30.21%)

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

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the nine month period ended September 30, 2016 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$6,857	$558	$7,415
Intersegment revenue	--	443	443
External non-interest expenses	2,645	883	3,528
Intersegment non-interest expenses	249	--	249
Segment net profit (loss)	801	118	919
Segment assets	152,187	331	152,518

Revenue
Total revenue of reportable segments	$7,858
Inter-segment revenue	(443)
Consolidated revenue	$7,415

Non-interest expenses
Total non-interest expenses of reportable segments	$3,777
Inter-segment non-interest expenses	(249)
Consolidated non-interest expenses	$3,528

Profit
Total income of reportable segments	$919
Inter-segment profits	(194)
Consolidated net income	$725

Assets
Total assets of reportable segments	$152,518
Segment accounts receivable from corporate office	(6)
Consolidated assets	$152,512

Financial information with respect to the reportable segments for the nine month period ended September 30, 2015 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$6,363	$390	$6,753
Intersegment revenue	--	395	395
External non-interest expenses	2,725	999	3,724
Intersegment non-interest expenses	69	--	69
Segment net profit (loss)	334	(213)	121
Segment assets	146,352	221	146,573

Revenue
Total revenue of reportable segments	$7,148
Inter-segment revenue	(395)
Consolidated revenue	$6,753

Non-interest expenses
Total non-interest expenses of reportable segments	$3,793
Inter-segment non-interest expenses	(69)
Consolidated non-interest expenses	$3,724

Profit
Total income of reportable segments	$121
Inter-segment profits	--
Consolidated net income	$121

Assets
Total assets of reportable segments	$146,573
Inter-segment prepaid expenses	(329)
Segment accounts receivable from corporate office	--
Consolidated assets	$146,244

15.  Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee.  MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 for the year ended December 31, 2015.  MP Realty incurred a tax loss for the years ended December 31, 2015 and 2014, and recorded a provision of $800 per year for the state minimum franchise tax.

MP Realty, which is taxed as a C corporation under U.S. tax laws, has federal and state net operating loss carryforwards of approximately $319,000 and $316,000, respectively which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at December 31, 2015 and 2014.

Tax years ended December 31, 2011 through December 31, 2015 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2010 through December 31, 2015 remain subject to examination by the California Franchise Tax Board.

16.  Subsequent Events

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU whereby it could be requested to take on the servicing of loans currently serviced by ECCU.  This would only occur at the request of ECCU or another entity that obtained legal control of the loans.  The Company is required to meet the level of performance consistent with standard practices in the portfolio servicing industry, and is also required to maintain a standard of security over the confidential information provided to the Company by ECCU pursuant to this agreement.  The Company expects to receive approximately $9 thousand per year for providing these services while its role as successor servicer is inactive.  In the event the Company assumes these loan servicing duties, the Company will receive its standard servicing fee for providing these services.

On October 28, 2016, the Company refinanced a loan for $2.8 million that was secured by a first trust deed in collateral that was securing one of the Company’s  impaired loans as a second trust deed.  As part of the refinancing arrangement, the Company restructured the loan already in its portfolio and combined the two loans into one.  Although the loan previously in the Company’s portfolio had performed in accordance with its terms for several years, it was considered a troubled debt restructuring due to lowering the interest rate on the loan below a market rate and maintaining that rate for cash flow purposes.  As a result of this refinancing agreement, the $5.9 million loan is completely secured by a first trust deed and the Company believes that the new interest rate is consistent with current market rates.  This refinancing transaction is not considered a troubled debt restructuring as it was not done in response to any financial hardship experienced by the borrower.  As of October 28, 2016, the Company no longer considers the loan impaired.

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

•	our ability to maintain liquidity or access to other sources of funding;

•	the need to sell loan participations in loans we originate in order to maintain liquidity and generate servicing fees;

•	changes in the cost and availability of funding facilities;

•	the allowance for loan losses that we have set aside proves to be insufficient to cover actual losses on our loan portfolio;

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

The following discussion and analysis compares the results of operations for the nine month periods ended September 30, 2016 and September 30, 2015 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three months ended September 30, 2016 vs. three months ended September 30, 2015

	Three months ended		Comparison
	September 30,
	(dollars in thousands)
	2016	2015	$ Difference	% Difference
Interest income:
Interest on loans	$2,154	$2,005	$149	7%
Interest on interest-bearing accounts	7	3	4	133%
Total interest income	2,161	2,008	153	8%
Interest expense:
NCUA borrowings	560	584	(24)	(4%)
Notes payable	490	431	59	14%
Total interest expense	1,050	1,015	35	3%
Net interest income	1,111	993	118	12%
Provision (credit) for loan losses	--	(181)	181	0%
Net interest income after provision for loan losses	1,111	1,174	(63)	(5%)
Non-interest income
Broker-dealer commissions and fees	143	99	44	44%
Other lending income	101	54	47	87%
Total non-interest income	244	153	91	59%
Non-interest expenses:
Salaries and benefits	691	730	(39)	(5%)
Marketing and promotion	51	33	18	55%
Office operations	357	336	21	6%
Foreclosed assets, net	(8)	98	(106)	(108%)
Legal and accounting	97	86	11	13%
Total non-interest expenses	1,188	1,283	(95)	(7%)
Income before provision for income taxes	167	44	123	280%
Provision for income taxes	6	3	3	100%
Net income	$161	$41	$120	293%

During the three months ended September 30, 2016, we reported net income of $161 thousand, which was an increase of $120 thousand over the third quarter of 2015.  Our net income generated for the quarter ended September 30, 2016 was driven by an increase in interest income from our lending activities, an increase in other lending income, and a reduction in costs related to our foreclosed assets.

As compared to the third quarter of 2015, interest income increased by $153 thousand primarily due to an increase in mortgage loan assets held in our loan portfolio and interest rates on our loans receivable (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  Our gross loan portfolio has increased by $14.2 million since September 2015 due to an increase in loan fundings over the last year.  Interest income earned on interest-bearing accounts with other institutions increased mainly due to placing our cash in institutions offering higher average interest rates.

Total interest expense increased by $35 thousand as compared to the third quarter of 2015 due to an increase in our investor notes.  Note interest expense increased by $59 thousand as our outstanding notes payable have increased since September 30, 2015 by $9.0 million. Interest expense on our NCUA borrowings decreased by $24 thousand over the third quarter of 2015 due to regular monthly principal payments made on our borrowings.

For the three month period ended September 30, 2016, net interest income increased by $118 thousand, or 12%, from the three month period ended September 30, 2015.  However, net interest income after provision for loan losses decreased by $63 thousand for the quarter ended September 30, 2016 over the three months ended September 30, 2015.  While we did not record any provisions for loan losses during the third quarter of 2016, we recorded a credit for loan losses during the third quarter of 2015 due to a favorable settlement reached on one of our impaired loans.  As of September 30, 2015, we no longer held any interest in the loan.

We had other income of $244 thousand in the third quarter of 2016 primarily due to $143 thousand in advisory fees and commissions earned by MP Securities, $31 thousand in gains on loan sales, $4 thousand in lending fees, $23 thousand in management service fees, and $39 thousand in servicing fee income.  Our broker-dealer commissions and fees increased as we have expanded our customer base and assets managed by MP Securities, our broker-dealer subsidiary.  Our other income generated from lending activities increased as a result of the Master Services Agreement reached with ECCU in April 2016 and sale of $1.5 million in loan participations in the third quarter of 2016.  We did not sell any loan participations during the third quarter of 2015.

Non-interest operating expenses for the three months ended September 30, 2016 decreased by $95 thousand over the same period ended September 30, 2015, a decrease of 7%.  This decrease is due primarily to $98 thousand in net expenses related to the management of our foreclosed assets that we incurred in the third quarter of 2015.  As of March 31, 2016, all of our foreclosed assets were sold or transferred into investments, and we have paid off any remaining expenses related to the management of those properties.  During the third quarter of 2016, we also received a refund on previously expensed charges related to the management of one of these properties.  We do not anticipate any further activity in expenses related to foreclosed assets for the remainder of 2016. Salaries and benefits expenses decreased by $39 thousand due to the resignation of our prior Chief Executive Officer in December 2015 and appointment of Mr. Turner to serve as Chief Executive Officer and President of both the Company and MP Securities.  We also had one fewer investment advisor and one fewer operations staff member than we did in the third quarter of 2015.  These savings were offset by a severance agreement reached during the third quarter of 2016 with our former Chief Financial Officer, whose position was eliminated in August 2016.  The entire amount of the agreement, $78 thousand, was accrued during the third quarter of 2016.

Marketing and promotions expenses increased by $18 thousand during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 mainly as a result of several marketing conventions attended by loan personnel and investment advisors.  Office operations expense increased by $21 thousand due to referral fees paid to ACCU and ECCU, as well as expenses related to our quarterly board of managers meeting.  As MP Securities has expanded its client base through these relationships, we paid $21 thousand in referral fees during the third quarter of 2016 as compared to $8 thousand paid during the third quarter of 2015.

Nine months ended September 30, 2016 vs. nine months ended September 30, 2015

	Nine months ended		Comparison
	September 30,
	(dollars in thousands)
	2016	2015	$ Difference	% Difference
Interest income:
Interest on loans	$6,539	$6,098	$441	7%
Interest on interest-bearing accounts	22	13	9	69%
Total interest income	6,561	6,111	450	7%
Interest expense:		--
NCUA borrowings	1,686	1,750	(64)	(4%)
Notes payable	1,432	1,340	92	7%
Total interest expense	3,118	3,090	28	1%
Net interest income	3,443	3,021	422	14%
Provision (credit) for loan losses	45	(181)	226	125%
Net interest income after provision for loan losses	3,398	3,202	196	6%
Non-interest income
Broker-dealer commissions and fees	558	390	168	43%
Other lending income	297	252	45	18%
Total non-interest income	855	642	213	33%
Non-interest expenses:
Salaries and benefits	2,160	2,045	115	6%
Marketing and promotion	108	79	29	37%
Office operations	1,121	1,052	69	7%
Foreclosed assets, net	(281)	148	(429)	(290%)
Legal and accounting	403	387	16	4%
Total non-interest expenses	3,511	3,711	(200)	(5%)
Income before provision for income taxes	742	133	609	458%
Provision for income taxes	17	12	5	42%
Net income	$725	$121	$604	499%

During the nine months ended September 30, 2016, we reported net income of $725 thousand, which was an increase of $604 thousand over the first three quarters of 2015.  Our net income in 2016 was driven by an increase in interest income from our lending activities, an increase in non-interest income related to our broker-dealer subsidiary and other lending services, and gains on sale of our foreclosed assets.  These positive factors were partially offset by increases in provisions for loan losses and salary expense, which will be explained further below.

As compared to the first three quarters of 2015, interest income increased by $450 thousand as a result of an increase in the mortgage loan assets held in our loan portfolio (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  Our gross loan portfolio has increased by $14.2 million since September 30, 2015 due to an increase in loan fundings over the last year.  We also recognized $132 thousand in additional interest income from the amortization of deferred loan fees and costs during the first three quarters of 2016 as a result of the sale of loan participations.  Interest income earned on interest-bearing accounts with other institutions increased due to a higher balance of our funds being placed in institutions offering higher interest rates.

Total interest expense increased by $28 thousand as compared to the first three quarters of 2015 due to an increase in our notes payable.  The balance of our notes payable has increased by $9.0 million since September 30, 2015.  The interest paid on our NCUA borrowings has decreased by $64 thousand as we made our regular monthly principal payments.

For the nine month period ended September 30, 2016, net interest income increased by $422 thousand, or 14%, from the nine month period ended September 30, 2015.  Net interest income after provision for loan losses increased by $226 thousand for the nine months ended September 30, 2016 over the nine months ended September 30, 2015.  During the nine months ended September 30, 2016, we recorded provisions for loan losses related to additional general reserves that were required when we funded $17.7 million in new loans during the period.  During the first three quarters of 2015, we recorded a credit for loan losses due to a favorable settlement reached on one of our impaired loans.  As of September 30, 2015, we no longer held any interest in the loan.

We had other income of $855 thousand in the first three quarters of 2016 primarily due to $558 thousand in advisory fees and commissions earned by MP Securities, which was an increase of $168 thousand over broker-dealer revenue from the first three quarters of 2015.  We also recognized $45 thousand in additional other lending income for the nine month period ended September 30, 2016.  This was due to $72 thousand in additional gains on loan sales and $45 thousand in management services fees as compared to the prior year, but was offset by a $49 thousand decrease in late charge income.

Non-interest operating expenses for the nine months ended September 30, 2016 decreased by $200 thousand over the same period ended September 30, 2015, a decrease of 5%.  This decrease is due primarily to the sale of three foreclosed assets in which we held an interest.  We recognized $278 thousand in gains on sale of two of these assets and recovered $6 thousand in previously recorded provisions for loan losses on the third.  As we have now sold or transferred into investments all of our foreclosed assets, we do not anticipate recognizing any gains on the sale of foreclosed assets in the near future.

The gains on the sale of foreclosed assets were offset by an increase in salaries and benefits expenses.  These increased by $115 thousand for the nine months ended September 30, 2016 over the nine months ended September 30, 2015 as we accrued discretionary bonuses in the first three quarters of 2016 that were not accrued in the first three quarters of 2015. We also reached a settlement agreement with our former Chief Financial Officer for which we accrued $78 thousand in salary expenses as a severance payment.  Office operations expense increased by $69 due to a number of factors, the most prominent of which is an increase of $66 thousand in referral fees paid to ECCU and ACCU for commissions earned on investment sales made through the networking agreements signed with both credit unions. Marketing and promotion expenses increased by $29 thousand due to conferences attended by lending and sales personnel and marketing travel expenses incurred during the first three quarters of 2016. Legal and accounting fees for the first nine months of 2016 increased by $16 thousand over the prior year due to legal fees incurred in connection with our loan investments and general corporate matters.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$16,066	$7	0.18%	$13,952	$3	0.09%
Interest-earning loans [1]	126,369	2,154	6.76%	121,792	2,005	6.53%
Total interest-earning assets	142,434	2,161	6.02%	135,744	2,008	5.87%

Non-interest-earning assets	9,646	--	--%	10,552	--	--%
Total Assets	152,080	2,161	5.64%	146,296	2,008	5.45%

Liabilities:
Public offering notes – Class A	20,362	194	3.77%	31,210	296	3.77%
Public offering notes – Class 1	24,303	190	3.11%	6,650	54	3.25%
Special offering notes	1,800	20	4.31%	3,293	28	3.41%
International notes	53	1	3.61%	66	1	3.37%
Subordinated notes	5,340	63	4.69%	2,863	36	4.95%
Secured notes	2,652	22	3.31%	1,841	16	3.40%
NCUA borrowings	88,044	560	2.53%	91,756	584	2.53%

Total interest-bearing liabilities	$142,555	1,050	2.92%	137,679	1,015	2.92%

Net interest income		1,111			993
Net interest margin [2]			3.10%			2.90%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $142.4 million during the three months ended September 30, 2016, from $135.7 million during the same period in 2015, an increase of $5.8 million. The average yield on these assets was 6.02% for the three months ended September 30, 2016 as compared to 5.87% for the three months ended September 30, 2015.  The average yield increase is due to increases in yields on both interest-earning assets at other institutions and on interest-earning loans.  We have invested a greater portion of our cash at institutions with slightly higher yields.  Loan yield has increased due to participation sales that allowed us to recognize deferred fees on a similar average balance of loans.

Average non-interest earning assets decreased to $9.6 million for the three months ended September 30, 2016 from $10.6 million for the quarter ended September 30, 2015.  This decrease is related mainly to the sale of our foreclosed assets.  Foreclosed assets had a balance of $3.9 million at September 30, 2015.  We had sold or transferred all of our foreclosed assets as of September 30, 2016, although $900 thousand in foreclosed assets were transferred to investments and remains a non-interest earning asset.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, increased to $142.6 million during the three months ended September 30, 2016, from $137.7 million during the same period in

2015 as we have increased our note sales over the last year. The average rate paid on these liabilities remained at 2.92% for the three months ended September 30, 2016 as compared to the same period in 2015.  While the rates on our Class 1 Notes have decreased slightly, the rates on our remaining special offering notes have increased substantially.

Net interest income for the three months ended September 30, 2016 was $1.1 million, which was an increase of $118 thousand, or 12%, for the same period in 2015.  Net interest margin increased 20 basis points to 3.10% for the quarter ended September 30, 2016, compared to 2.90% for the quarter ended September 30, 2015.

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in Thousands)
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$14,667	$22	0.20%	$15,097	$13	0.12%
Interest-earning loans [1]	126,931	6,539	6.89%	123,464	6,098	6.60%
Total interest-earning assets	141,598	6,561	6.19%	138,561	6,111	5.90%

Non-interest-earning assets	10,328	--	--%	10,850	--	--%
Total Assets	151,925	6,561	5.77%	149,411	6,111	5.47%

Liabilities:
Public offering notes – Class A	22,476	631	3.75%	35,212	985	3.74%
Public offering notes – Class 1	22,231	513	3.09%	4,087	98	3.22%
Special offering notes	1,972	62	4.18%	3,380	86	3.39%
International notes	53	1	3.62%	175	4	2.98%
Subordinated notes	4,539	165	4.87%	3,698	129	4.65%
Secured notes	2,407	60	3.33%	1,518	38	3.39%
NCUA borrowings	88,971	1,686	2.53%	92,648	1,750	2.53%

Total interest-bearing liabilities	$142,649	3,118	2.92%	140,718	3,090	2.94%

Net interest income		3,443			3,021
Net interest margin [2]			3.25%			2.91%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $141.6 million during the nine months ended September 30, 2016, from $138.6 million during the same period in 2015, an increase of $3.0 million. The average yield on these assets was 6.19% for the nine months ended September 30, 2016 as compared to 5.90% for the nine months ended September 30, 2015.  The average yield increase is due to increases in yields on both interest-earning assets at other institutions and on interest-earning loans.  We have invested a greater portion of our cash at institutions with higher yields.  Loan yield has increased due to participation sales that allowed us to recognize deferred fees on a similar average balance of loans.

Average non-interest earning assets decreased from $10.9 million for the nine months ended September 30, 2015 to $10.3 million for the first three quarters of 2016.  This decrease is due to the sale of our foreclosed assets in the fourth quarter of 2015 and the first quarter of 2016, which drove down the average balance of non-interest-earning assets.  As our impaired loans continue to pay and we do not currently have any foreclosed assets, we expect this balance to continue to decrease.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, increased to $142.6 million during the nine months ended September 30, 2016, from $140.7 million during the same period in 2015 as we have increased our note sales over the last year. The average rate paid on these liabilities decreased to 2.92% for the nine months ended September 30, 2016, from 2.94% for the same period in 2015. This decrease is due primarily to a shift in the balances of our notes.  As our Class A Notes mature, they are being replaced by our new offering of Class 1 Notes, which pay lower interest rates.

Net interest income for the nine months ended September 30, 2016 was $3.4 million, which was an increase of $422 thousand, or 14%, for the same period in 2015.  Net interest margin increased 34 basis points to 3.25% for the nine months ended September 30, 2016, compared to 2.91% for the nine months ended September 30, 2015.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$1	$3	$4
Total loans	77	72	149
	78	75	153

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(102)	--	(102)
Public offering notes – Class 1	138	(2)	136
Special offering notes	(14)	6	(8)
International notes	--	--	--
Subordinated notes	29	(2)	27
Secured notes	6	--	6
NCUA borrowings	(24)	--	(24)
	33	2	35
Change in net interest income	$45	$73	$118

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$--	$9	$9
Total loans	174	267	441
	174	276	450

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(356)	2	(354)
Public offering notes – Class 1	419	(4)	415
Special offering notes	(41)	17	(24)
International notes	(4)	1	(3)
Subordinated notes	30	6	36
Secured notes	23	(1)	22
NCUA borrowings	(64)	--	(64)
	7	21	28
Change in net interest income	$167	$255	$422

Financial Condition

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

			Comparison
	2016	2015	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$11,040	$11,645	$(605)	(5%)
Loans receivable, net of allowance for loan losses of $1,807 and $1,785 as of September 30, 2016 and December 31, 2015, respectively	139,365	132,932	6,433	5%
Accrued interest receivable	641	545	96	18%
Investments	894	--	894	N/A
Property and equipment, net	52	58	(6)	(10%)
Foreclosed assets, net	--	3,486	(3,486)	(100%)
Other assets	520	356	164	46%
Total assets	$152,512	$149,022	$3,490	2%
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$87,435	$90,237	$(2,802)	(3%)
Notes payable, net of debt issuance costs of $95 and $122 as of September 30, 2016 and December 31, 2015, respectively	55,474	49,793	5,681	11%
Accrued interest payable	142	141	1	1%
Other liabilities	780	693	87	13%
Total liabilities	143,831	140,864	2,967	2%
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(4,543)	(5,066)	523	(10%)
Total members' equity	8,681	8,158	523	6%
Total liabilities and members' equity	$152,512	$149,022	$3,490	2%

General.  Total assets increased by $3.5 million, or 2%, between December 31, 2015 and September 30, 2016.  This increase was primarily due to an increase in loans receivable.

During the nine month period ended September 30, 2016, gross loans receivable increased by $6.6 million.  We funded $27.7 million in loans during the first nine months of the year, while we experienced $7.0 million in loan payoffs related to borrowers we were unable to refinance.  We also experienced $3.6 million in normal principal runoff and principal paydowns during the first nine months of 2016.   Furthermore, we sold $10.9 million in loans during the nine months ended September 30, 2016.   We plan to use the funds received from paydowns and loan sales to originate new loans over the remainder of the year.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99.9% of these loans are secured by real estate, while three loans that represent less than 0.1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.28% at September 30, 2016 and 6.33% at December 31, 2015.

Non-performing Assets.  Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of the recorded balance of our nonperforming loans (dollars in thousands) as of September 30, 2016, December 31, 2015 and September 30, 2015:

	September 30,	December 31,	September 30,
	2016	2015	2015

Impaired loans with an allowance for loan loss	$9,680	$10,012	$9,968
Impaired loans without an allowance for loan loss	1,723	1,880	1,935
Total impaired loans	$11,403	$11,892	$11,903

Allowance for loan losses related to impaired loans	$1,190	$1,115	$1,457
Total non-accrual loans	$8,344	$8,779	$8,772
Total loans past due 90 days or more and still accruing	$--	$--	$--

Some non-accrual loans are considered collateral dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had eight nonaccrual loans as of September 30, 2016 and December 31, 2015.

We restructured one loan in February 2016 as we reduced the interest rate of a loan and added accrued interest on the loan to the principal balance.  We recorded a discount for the amount of the interest added to the loan; our net investment in the loan did not change as a result of this transaction.  This loan was already considered an impaired, collateral dependent loan.  The borrower continues to experience financial difficulties.  We recorded $99 thousand in additional specific reserves during the nine months ended September 30, 2016 related to one collateral-dependent loan for which management determined that the collateral value had declined. These reserves were offset by reductions in general reserves due to loan payoffs.

Of the 11 properties we have foreclosed on, we have sold ten.  Our interest in one of these foreclosed properties was transferred to the Valencia Hills joint venture in which we contributed the entire $900 thousand value to the joint venture.  This transaction was completed in January 2016 and the value is recorded a an investment asset.  The purpose of the joint venture is to develop the property so as to realize a gain on its eventual sale.  Our portion of the joint venture’s losses were $6 thousand as of September 30, 2016.  The value of our investment is $894 thousand at September 30, 2016.  As of September 30, 2016, the balance of our foreclosed assets is zero. We have experienced $3.2 million in total charge-offs since June 2011.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	September 30, 2016	December 31, 2015

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$--	$--
Troubled Debt Restructurings[2]	6,656	6,951
Total Collateral Dependent Loans	6,656	6,951

Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Troubled Debt Restructurings	4,747	4,941
Total Non-Collateral Dependent Loans	4,747	4,941
Loans 90 Days past due and still accruing	--	--
Total Non-Performing Loans	11,403	11,892
Foreclosed Assets[3]	--	3,486
Total Non-performing Assets	$11,403	$15,378

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal
[2] Includes $1.1 million of restructured loans that were over 90 days delinquent as of December 31, 2015.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At September 30, 2016 and December 31, 2015, we had eight restructured loans that were on non-accrual status.  None of these loans were over 90 days delinquent at September 30, 2016.  In addition, we had one restructured loan that has performed according to terms for over a year and is on accrual status.  As of December 31, 2015, we had four foreclosed properties valued at $3.5 million, net of a $1.1 million total valuation allowance against the properties.  As of September 30, 2016, we do not hold interests in any foreclosed assets. No new foreclosure proceedings have been initiated on any properties we own during the nine months ended September 30, 2016.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At both September 30, 2016 and December 31, 2015, the allowance for loan losses was $1.8 million.  This represented 1.3% of our gross loans receivable at both September 30, 2016 and December 31, 2015.

	Allowance for Loan Losses
	as of and for the

	Nine months ended		Year ended
	September 30		December 31,
	2016	2015	2015
Balances:	($ in thousands)
Average total loans outstanding during period	$138,186	$133,211	$131,880
Total loans outstanding at end of the period	$142,964	$128,750	$136,376
Allowance for loan losses:
Balance at the beginning of period	$1,785	$2,454	$2,454
Provision charged to expense	45	(181)	(524)
Charge-offs
Wholly-Owned First	20	40	40
Wholly-Owned Junior	--	--	--
Participation First	--	103	103
Participation Junior	--	--	--
Total	20	143	143
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	2	--	20
Participation Junior	--	--	--
Total	2	--	20
Net loan charge-offs	18	143	123
Accretion of allowance related to restructured loans	5	19	22

Balance	$1,807	$2,111	$1,785

Ratios:
Net loan charge-offs to average total loans	0.01%	0.11%	0.09%
Provision for loan losses to average total loans[1]	0.03%	(0.14)%	(0.40)%
Allowance for loan losses to total loans at the end of the period	1.26%	1.64%	1.31%
Allowance for loan losses to non-performing loans	15.85%	17.74%	15.01%
Net loan charge-offs to allowance for loan losses at the end of the period	1.00%	6.77%	6.89%
Net loan charge-offs to provision for loan losses[1]	40.00%	(79.01)%	(23.47)%

1 Provisions for loan losses were negative during the nine months ended September 30, 2015 and the year ended December 31, 2015 due to a credit for loan losses taken when an impaired loan was removed from collateral dependent status.

Investments.  At September 30, 2016, we had one investment valued at $900 thousand, which consisted of an ownership interest in a joint venture formed in January 2016. The purpose of the joint venture is to develop and sell property acquired by us as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.  We did not have any investments at December 31, 2015.  Our portion of the losses incurred by the joint venture totaled $6 thousand for the nine months ended September 30, 2016, leaving us with a net investment of $894 thousand.

NCUA Borrowings.  At September 30, 2016, we had $87.4 million in borrowings from financial institutions.  This represents a decrease of $2.8 million from December 31, 2015.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension.

Notes Payable.  Our investor notes payable consist of debt securities sold under a registered national offering as well as notes sold in private placements.  These investor notes had a balance of $55.5 million at September 30, 2016, which was an increase of $5.7 million from December 31, 2015.  In January, 2015, we began offering Class 1 Notes, which replace our Class A Notes offering.  We also began offering a new series of Secured Notes at that time.  These offerings, as well as our pre-existing offerings, are being marketed and sold by MP Securities, our wholly-owned broker-dealer.  In addition to increasing our client base over the last year through the marketing efforts of our broker-dealer sales staff and our networking agreements with two credit unions, we have adjusted our marketing efforts to compensate for the investor concentration limitations imposed on our note sales by FINRA and, as a result, have been able to replace more of the maturing notes wth new investment notes.  Our notes payable are presented net of of debt issuance costs, which have decreased from $122 thousand at December 31, 2015 to $95 thousand at September 30, 2016.

Other liabilities.  Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees.  Our other liabilities increased by $87 thousand, mainly as a result of an increase in funds held temporarily on behalf of borrowers.  These fund are used in the loan origination process, but due to the timing of loan funding may remain with us for a short period of time before being remitted.

Members’ Equity.  Total members’ equity was $8.7 million at September 30, 2016, which represents an increase of $523 thousand from December 31, 2015.  This increase comprises $725 thousand in net income for the nine months ended September 30, 2016, $145 thousand in dividends related to our Series A Preferred Units, which require quarterly dividend payments, and $57 thousand in accrued payments to our equity holders.  We are required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders. This payment is made in the first quarter of the following year when annual net income has been finalized; we accrue the payment throughout the year based on our year-to-date net income.  We did not repurchase or sell any ownership units during the nine months ended September 30, 2016.

Liquidity and Capital Resources

September 30, 2016 vs. September 30, 2015

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. We follow a liquidity policy that has been approved by our Board of Managers.  The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum.  Our liquidity ratio was 18% at September 30, 2016, which is above the minimum set by our policy. Also as part of the policy, we review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1 Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, and we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

The sale of our debt securities is a significant component in financing our mortgage loan investments.  We have increased our marketing efforts related to the sale of privately placed special offering and Secured Notes and we believe that the sale of these notes will enable us to meet its liquidity needs for the near future.  We continue to sell debt securities filed under a Registration Statement with the SEC to register $85 million of Class 1 Notes that was deemed effective as of January 6th, 2015.  This Registration Statement expires on December 31, 2017.

We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes and we are offering $80 million in our Secured Notes under a private placement memorandum.  By offering the Class 1 Notes and privately placed investor notes,  we expect to fund new loans which can either be held for interest income or sold as participations to generate servicing income and gains on loan sales.  The cash from sales will be used to originate additional loan investments or to fund operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the nine months ended September 30, 2016, our investors renewed their debt securities investments at a 57%  rate, which represented a slight increase from the 56% renewal rate over the nine months ended September 30, 2015.  We have stabilized our note renewal rate as MP Securities has adjusted its marketing efforts to the over-concentration of investment limitation restrictions placed on the sale of our notes.  New salespeople MP Securities hired over the last several years have increased our client base, which has in turn increased our note sales.

The net decrease in cash during the nine months ended September 30, 2016 was $605 thousand, as compared to a net decrease of $537 thousand for the nine months ended September 30, 2015. Net cash provided by operating activities totaled $52 thousand for the nine months ended September 30, 2016, as compared to net cash used by operating activities of $264 thousand for the same period in 2015. This increase in cash provided by operating activities is attributable primarily to an increase in net income from interest received.

Net cash used by investing activities totaled $3.3 million during the nine months ended September 30, 2016, as compared to $6.0 million provided during the nine months ended September 30, 2015, an increase in cash used of $9.3 million. The increase in cash used is related to an increase in loan originations, which totaled $27.7 million for the nine months ended September 30, 2016.  We anticipate funding and purchasing additional loans during the fourth quarter of 2016.

Net cash provided by financing activities totaled $2.7 million for the nine month period ended September 30, 2016, an increase in cash provided of $9.0 million from $6.3 million used in financing activities during the nine months ended September 30, 2015. This difference is primarily attributable to an increase in sales of our notes payable. We sold a net of $5.7 million in notes during the first three quarter of 2016 compared to net redemptions of $3.4 million in notes during the same period in 2015.

At September 30, 2016, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $11.0 million, a  decrease of $605 thousand from $11.6 million at December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Vice President of Finance, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2016.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Vice President of Finance has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

We made a change in controls over our loan servicing and management processes during the first nine months of 2016.  Management believes that this change is sufficient to ensure that all information regarding our loans is properly reviewed and entered into our systems.  No other changes in internal controls were made during the nine months ended September 30, 2016.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of September 30, 2016, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows other than those discussed in Part I. Item 2. “Potential Recoveries of Reserves Established for Loan Losses.”

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Income for the nine month periods ended September 30, 2016 and 2015; (ii) Consolidated Balance Sheets as of September 30, 2016 and  December 31, 2015; (iii) Consolidated  Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv) Notes to Consolidated Financial Statements.

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

Dated: November 14, 2016

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer