Form 10-K
period 2016-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2017-03-29
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of December 31, 2008 (the last date any sale or exchange was made of our Class A common units), the aggregate market value of the registrant’s Class A common units held by non‑affiliates was $1,809,572.   The registrant has sold no Class A common units within the past sixty days and there is no public market value for the registrant’s Class A common units.  The number of Class A common units outstanding, as of March 29, 2017, was 146,522.

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

In 2010, we developed the capability to originate and service loans ourselves.  Since that time, we have increased the proportion of our portfolio that is originated and serviced by us.  As of December 31, 2016, we owned a total of 157 mortgage loans and four unsecured loans, with a recorded balance, net of allowance for losses, of $144.2 million.  As of the date of this Report, we service 150 of these loans.  The average loan balance for our loan investments is $919 thousand and our loans have a weighted average life to maturity period of 6.4 years at December 31, 2016.  Substantially all of our business operations currently are conducted in California and, while we have more loan investments in California than in any other state, we own loan interests in 33 different states.

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

In 2007, we created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”), for the purpose of warehousing church and ministry mortgages purchased from ECCU or originated by us for subsequent securitization.  Because of the collapse of the mortgage‑backed securities market and severe credit crisis that adversely impacted global financial markets in the latter part of 2008, we did not securitize any of the mortgage loans that MPF purchased.  We closed down the active operations of MPF effective December 31, 2009 but maintained MPF’s existence as a Delaware limited liability company to offer, manage, hold assets, sell debt securities and participate in debt financing transactions.  On January 15, 2015, we modified the operating agreement of MPF to authorize MPF to serve as the custodian of the pledged assets held for investors in our Secured Investment Notes offering pursuant to the terms and conditions of a Loan and Security Agreement entered into by and between the Company and MPF dated December 31, 2014.

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

Because the financial base and resources of church and ministry organizations have grown larger and these organizations increasingly employ more sophisticated accounting and budgetary practices, financial institutions that do not normally originate religious loans are now willing to participate in or purchase loans in this market segment. As a result, a limited but robust secondary market for these loans has developed among financial institutions, especially credit unions, and we have expanded our operations in this market. We have accessed this market by developing relationships with several third party commercial mortgage broker networks as well as creating a direct participation network consisting of loan funds, credit unions and other financial institutions.

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

Our net earnings are generated from:

•	interest income earned on our mortgage loan investments;

•	fee income generated from originating and servicing mortgage loans;

•	gains realized on the sale of loans and loan participation interests to financial institutions;

•	fee income from services provided to credit unions;

•	successful efforts to manage, liquidate or sell real estate assets and maximize loan recoveries on delinquent loans in our loan portfolio;

•	fee income generated from the sale of securities and investment products by our wholly-owned broker-dealer firm; and

•	fees received by our registered investment advisor for managing financial assets.

During 2016, we (i) funded $42.7 million in loans, which represents the largest amount of origination activity in our history; (ii) earned $70 thousand in other income related to agreements reached with ECCU to provide lending and loan servicing capabilities; (iii) transferred one of our foreclosed assets to a joint venture where the asset can be developed for sale and sold our remaining foreclosed assets for a gain of $278 thousand; (iv) utilized the networking agreements reached in 2014 with ECCU and America’s Christian Credit Union (“ACCU”) to continue to grow our client base, which resulted in an increase in investor notes payable of $10.6 million and increased fee revenue earned by our wholly-owned, broker-dealer subsidiary, MP Securities by 31%; (v) reached an agreement with the NCUA to re-amortize our borrowings, resulting in an increase in monthly principal payments on our borrowings, but also moving the maturity date of the facility from 2018 to 2026, which gives us eight additional years of funding under the facility at a rate of 2.53%;  and (vi) continued to improve the efficiency of managerial and staffing resources and our technological capabilities to create efficiency for our lending and servicing operations as well as expanding the services we offer to credit unions to generate non-interest related fee income.

Our net income of $922 thousand for 2016 primarily results from an increase in interest income related to our lending activity, and an increase in other income generated by the loan-related services we provide and the success of our broker-dealer/investment advisory firm in selling non-proprietary products and services.  Our lending activity was made possible by an increase in investor note sales facilitated by building relationships through MP Securities with credit unions and other Christian-oriented credit unions.  We also used loan participation sales throughout the year to fund loan originations, address liquidity needs and generate other income.  Our broker-dealer revenue increased through the sale of mutual funds and insurance products as well as the fees earned for providing investment advisory services to our clients.  Finally, we were able to eliminate the remaining foreclosed real estate assets from our balance sheet, which had the dual effect of decreasing the management and maintenance costs of the properties as well as earnings generated when we were able to sell such properties at a gain.  All of these gains were earned while keeping our operating expenses at approximately the same level as in 2015 and without incurring significant provisions for loan losses from our expanding loan portfolio.

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

As a result of our increased focus on originating our own loans, we have originated $128.0 million in loans over the last four years.  As a result of our efforts to expand underwriting, servicing and loan administration services starting in 2010, the Company now has the capacity, capability and underwriting experience to originate and service all of our mortgage loan investments.

Servicing

Our core processing system along with our loan administration personnel give us the capability to service loans for ourselves and other institutions.  As of December 31, 2016, we were servicing 150 loans out of a total of 161 loans in our portfolio, totaling approximately $135.0 million in loan principal outstanding, net of participations sold.  These loans totaled approximately $177.1 million in gross loan principal balance outstanding at December 31, 2016.

By originating our own loans and servicing our own portfolio, we have reduced total servicing costs while earning additional lending and servicing fees.

Our servicing capability also represents the operational foundation of our loan participation strategy, which will enable us to produce recurring servicing revenue from loan participations sold. We sold participations in 22 loans during the year ended December 31, 2016 for an aggregate amount totaling $14.3 million, which resulted in $135 thousand in gains on loan sales.  For the year ended December 31, 2015, we sold participation interests in 8 loans totaling $6.0 million thereby generating $49 thousand in income.  As of December 31, 2016, we serviced $39.9 million in loan participations sold to other financial institutions.  Our technology platform enables us to process, record, transmit and account for all financial and operational data for the benefit of other credit unions, finance lenders, churches, financial institutions and investors. With these additional capabilities, we believe we will be able to continue to expand our loan servicing capabilities.

In the past, we have purchased loans from other credit unions, primarily ECCU.  Based upon ECCU’s experience in underwriting and servicing church and ministry related mortgage loans, we have entered into a servicing agreement with ECCU for some of our mortgage loan investments.  As of December 31, 2016, ECCU was servicing nine loans for us, totaling approximately $11.2 million in loan principal outstanding.  As of December 31, 2016, we also own approximately $1.8 million in mortgage loan investments which are being serviced by ACCU, a Glendora, California based credit union.

Types of Loans

We invest primarily in mortgage loans secured by liens on churches, church-related and/or ministry related properties.  Generally, our loans are secured by first mortgage liens, but we may invest in loans secured by second liens or which are guaranteed junior secured obligations, or in unsecured loans, if such loans meet our loan criteria.

Permanent Loans

We acquire or originate mortgage loans that may have an adjustable interest rate or fixed rate.  The term for a mortgage loan may not exceed 30 years and the maximum loan to value ratio may not exceed 90% without approval from our Board of Managers. Subsequent to the funding of a loan, the loan to value ratio may increase beyond 90% as the real estate market fluctuates and we receive new valuations of the loan’s collateral. According to our loan policy, the maximum weighted average combined loan to value ratio for all loans in our portfolio secured by real property is 80%. Management monitors the loan to value ratios of loans in our portfolio. Our standard loan investments have ten year maturities with a rate adjustment after five years.

Construction Loans

Construction loans may be made to finance the construction or restoration of facilities for schools, worship facilities or ministry related purposes.  These loans normally will have a final maturity that will not exceed ten years, with a construction draw period that will run from nine to 18 months.  In most instances, construction loans are interest-only on the outstanding balance drawn for construction.  The interest-only period lasts until the loan converts to a commercial real estate loan.  Under our Church and Ministry Loan Policy, the maximum loan to value ratio for a construction loan is 75% of the completed value of the collateral.  Due to an increase in opportunities to fund church construction loans, we have increased our construction lending activity over the last two years.  As of December 31, 2016, we had $11.8 million of construction loans outstanding and $2.1 million in unfunded construction loan commitments.  We anticipate a significant portion of our outstanding construction loans to be completed in early 2017, when they will convert to commercial real estate loans.  As of December 31, 2015, we had $1.9 million of construction loans outstanding and $5.1 million in unfunded construction loan commitments.

Participation Interests

From time to time, we also invest in participation interests in secured mortgage loans, whereby we own a participation interest in a mortgage with a credit union or other lender.  By investing in a participation interest, we can participate in a larger loan investment and diversify our mortgage loans investment portfolio while minimizing our exposure to the aggregate amount of the loan.  When we invest in a “participation interest”, we purchase an undivided interest in a loan that has been originated by a credit union or other financial institution and we share principal and interest payments received from the borrower in an agreed upon manner.  When we purchase a participation interest, the purchase transaction is governed by a participation agreement entered into by the originator and the participant containing guidelines as to ownership, control and servicing rights.  In most instances, the originator retains all rights with respect to enforcement, collection and administration of the loan.  When we enter into a loan participation agreement to purchase a loan participation interest from a financial institution, we may have more limited access to the borrower and the lead lender is generally entitled to exercise discretionary power in administering performing loans and undertaking collection efforts in connection with any of its non-performing loans.  If and when we decide to purchase a mortgage loan participation from another lender, our lending staff underwrites the participated loan to meet our Board-adopted loan policy requirements.

Due to our enhanced ability to originate and service our own loans, our investment in loan participations has been significantly reduced.  We have not purchased a loan or a loan participation interest since 2013.  As of December 31, 2016, approximately $10.8 million, or 7% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions, including ECCU.  For the year ended December 31, 2015, approximately $12.4 million, or 9% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions.

Line of Credit

We may make line of credit arrangements available to borrowers to meet their temporary working capital needs.  The term of such arrangements typically will not exceed one year and will provide for minimum interest payments during the term of the loan.  As of December 31, 2016, we had $75 thousand in unfunded line of credit commitments as compared to $155 thousand in unfunded line of credit commitments at December 31, 2015.

Letters of Credit

Under our Church and Ministry Loan Policy, we are authorized to issue letters of credit granting the person named in the letter the right to demand payment from us for up to a specified amount provided the conditions set out in the letter are met.  We require that a letter of credit be fully secured by funds on deposit or restricted funds on a line of credit with a draw period on the line of credit that meets or exceeds the draw period on the letter of credit.  As of December 31, 2016, we had $686 thousand in outstanding letter of credit commitments compared to $1.1 million as of December 31, 2015.

Our Loan Policies

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

Subject to the foregoing discussion, the following tables demonstrate and confirm our compliance with these loan limit policies:

AGGREGATE CONCENTRATION LIMITS
(dollars in thousands)
	Policy	Year Ended			Year Ended
	Limit	December 31, 2016			December 31, 2015

	% of Tangible Net Worth (TNW)	Number of Loans	Unpaid Balance	% of TNW	Number of Loans	Unpaid Balance	% of TNW
Construction Loans	200%	7	$11,755	133.5%	3	$1,930	23.7%
Junior Liens	200%	10	5,805	65.9%	9	8,137	99.7%
Unsecured Loans	100%	4	1,239	14.1%	2	126	1.5%

SINGLE BORROWER CONCENTRATION LIMITS
(dollars in thousands)
	Policy	Year Ended			Year Ended
	Limit	December 31, 2016			December 31, 2015

	% of Tangible Net Worth (TNW)	Number of Loans Over Limit	Unpaid Balance	% of TNW	Number of Loans Over Limit	Unpaid Balance	% of TNW
Unsecured Loans to One Borrower	10%	1	$1,110	12.6%	--	$126	1.5%
Loans to One Borrower	25%	19	62,045	704.5%	22	59,016	723.4%

LARGEST SINGLE BORROWER EXPOSURES
(dollars in thousands)
	Policy	Year Ended		Year Ended
	Limit	December 31, 2016		December 31, 2015

	% of Tangible Net Worth (TNW)	Aggregate Unpaid Balance	% of TNW	Aggregate Unpaid Balance	% of TNW
Largest Real Estate Secured Loan	25%	$6,008	68.2%	$4,938	60.5%
Largest Unsecured Loan	10%	1,110	12.6%	126	1.5%
Largest Single Borrower	25%	6,008	68.2%	4,938	60.5%

As of December 31, 2016 and 2015, respectively, we were in compliance with our policy on aggregate concentration limits for construction loans, junior liens and total unsecured loans. Our portfolio included 19 loans and 22 loans at December 31, 2016 and 2015, respectively, that exceeded our policy limits for loans made to one borrower.  All of the aforementioned loans exceeding policy limits were originated or purchased in compliance with our policy, which allows our managers or the Company’s Credit Review Committee to approve certain exceptions.

Of the 19 loans that were out of compliance at December 31, 2016, 10 were approved as exceptions by our Board of Managers or our Credit Review Committee.  The remaining nine loans migrated out of compliance solely due to a decline in our tangible net worth since the loans were purchased or originated, which is primarily due to increased provisions for loan losses and losses taken on our foreclosed assets in prior years.  At December 31, 2016 we had one unsecured loan that exceeded our policy limit.  This loan was participated to another financial institution.  We were still waiting to collect the funds from the participating financial institution at the end of the year.  Once these funds were collected in January 2017, the net balance of the loan brought it in compliance with our policy.

We believe the risk presented by the loans that have migrated out of compliance with our policy on limiting loans to a single borrower which exceed 25% of our tangible net worth will be mitigated by focusing on efforts to successfully manage the impaired loans in our portfolio.  Over the past several years, our lending team has placed an increased focus on originating small loans in addition to large loans, and plans to continue to originate a mix of loan sizes.  The average outstanding balance of loans receivable in our portfolio has decreased from $1.1 million at December 31, 2013 to $919 thousand at December 31, 2016.  We have also used loan participation sales to reduce the risk of originating relatively large loans and have sought to include credit unions located in the borrower’s local community to serve as the credit union of record when that credit union holds at least a 10% interest in the loan.

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

Our cash and loan investments as of December 31, 2016 and 2015 are set forth below:

	December 31,
	(dollars in thousands)
	2016	2015
Assets:
Cash	$9,683	$11,645
Loans receivable, net of allowance for loan losses of $1,875 and $1,785 as of December 31, 2016 and 2015, respectively	144,264	132,932
Accrued interest receivable	657	545

Set forth below are the amounts we invested in each loan category for the years ended December 31, 2016 and 2015, respectively:

	Year Ended December 31, (dollars in thousands)
	2016		2015
Loans to evangelical churches and related organizations	Amount	% of Portfolio	Amount	% of Portfolio
Real estate secured	$134,988	91.2%	$134,320	98.5%
Construction	11,755	7.9%	1,930	1.4%
Unsecured	1,239	0.9%	126	0.1%

Total	$147,982	100.0%	$136,376	100.0%

At December 31, 2016, we had no loans that are considered individually material (10% of net assets or greater) to our financial operations.

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

Please see the discussion under Item 7. “Management Discussion and Analysis of Financial Condition −  Results of Operations” for information regarding our historical interest costs, interest income and yields realized on our mortgage loan investments for the years ended December 31, 2016 and 2015.

Loan Maturities

The following table sets forth the future maturities of our gross mortgage loan portfolio at December 31, 2016:

	Dollar Amount of Mortgage Loans
	Maturing During Year (in thousands)
Mortgage Loan Portfolio at:	2017	2018	2019	2020	2021	After 2021	Total
December 31, 2016	$36,233	$18,980	$12,883	$9,432	$10,100	$60,354	$147,982

Included in the table above are 124 adjustable rate loans.  These loans, totaling approximately $109.1 million, are due in 2021 or later, with the exception of one participation interest that matures in 2018.  All adjustable rate loans have one rate adjustment after five years.

Diversification of our Loan Portfolio

The following table sets forth, as of December 31, 2016 and 2015, each state in which: (i) the unpaid balance of our mortgage loans was 10% or more of the total unpaid balance of our loan portfolio; and (ii) the number of our loans was 10% or more of our total loans:

	California
	(dollars in thousands)
	2016	2015

Unpaid Balance of Loans	$29,124	$26,601
Percent of Total Loans	19.68%	19.51%

Number of Loans	40	36
Percent of Total Loans	24.84%	24.49%

	Maryland
	(dollars in thousands)
	2016	2015

Unpaid Balance of Loans	$23,140	$17,002
Percent of Total Loans	15.64%	12.47%

Number of Loans	11	10
Percent of Total Loans	6.83%	6.80%

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

During 2016, we entered into loan participation agreements to sell $14.3 million of loan participations to several credit unions.    During 2015, we entered into loan participation agreements to sell $6.0 million of loan participations.

Performance and Monitoring of our Loan Portfolio

Our credit, underwriting and servicing teams are responsible for reviewing and monitoring the performance of the loans in our portfolio.  This involves regular communication with our borrowers, along with the collection of financial statements and other pertinent data.  The review of financial data is done on at least an annual basis, and is often done more frequently as warranted.  Based on the review of this information as well as the performance of the loan as compared to its terms, we will take additional action to ensure that that loan is properly classified.

As of December 31, 2016, nine of our 161 mortgage loan investments are serviced by ECCU and subject to ECCU’s collection policies.  Under the terms of our servicing agreement with ECCU, we monitor each mortgage loan or participation interest we acquire to ensure full payments are received as scheduled.  We also receive monthly reports from ECCU regarding our mortgage loan investments, including delinquent loan status reports.  For the loans that we service, we monitor payment receipts and delinquency.  We produce status reports on these loans similar to those which we receive from ECCU.  These status reports are included in monthly and quarterly reports management prepares for our Board of Managers.

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

We "charge off" or "write off" a loan against our allowance or reserve for loan losses when we believe the uncollectability of the loan balance is confirmed. In most cases, this directly correlates to the completion of foreclosure proceedings on the collateral.  In 2015, we recorded $103 thousand in charge-offs against one impaired loan.  In 2016, we recorded $20 thousand in a partial charge-off against one impaired loan when we wrote down the principal balance of that loan as part of an agreement with the borrower.

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

We report a mortgage loan as delinquent if it is 90 days or more in arrears. At December 31, 2016, 0.90% of our portfolio was delinquent.  At December 31, 2015, 0.78% of our loan portfolio was delinquent.  We have adopted a proactive approach in responding to delinquencies in our loan portfolio. For loans which we act as the lead lender, we make direct contact with the borrower within ten (10) days of an initial late payment. If the situation progresses to 30 days or more, we follow up with an onsite visit to discuss the borrower’s circumstances and how the borrower can bring the loan current.

In the event that an acceptable workout of a delinquent mortgage cannot be reached, we, or ECCU for any loans it services for us, will generally proceed with a foreclosure proceeding on any collateral securing the loan.  At December 31, 2016, we did not have any loan investments in which we or the lead lender in the loan was pursuing foreclosure.  Since inception, we have had eight mortgage loan investment losses that resulted in charge-offs, one of which occurred during the year ended December 31, 2016.

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

The following is a summary of our non-performing mortgage loans at December 31, 2016, and 2015, respectively (dollars in thousands):

	2016		2015

Non-accrual loans	$8,878	(1)	$8,779	(2)
Loans 90 days or more past due and still accruing	--		--
Restructured loans on accrual status	--		3,113
Total non-performing loans	$8,878		$11,892

Non-performing loans as a percentage of total loans	6.0%		8.7%

(1) Includes $8.2 million of restructured loans on non-accrual status.
(2) All non-accrual loans have been restructured.

The Company had ten and eight nonaccrual loans as of December 31, 2016 and 2015, respectively.  For the years ended December 31, 2016 and 2015, $468 thousand and $304 thousand, respectively, of gross interest income would have been recorded had the non-accrual loans been current in accordance with their original terms.  Interest in the amount of $5 thousand and $22 thousand, respectively, was included in income for the years ended December 31, 2016 and 2015 on non-accrual loans through the accretion of loan discount related to the net present value of cash flows.  We monitor our non‑performing loans on an ongoing basis as part of our loan review and work‑out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral for collateral-dependent loans, or the present value of projected future cash flows.  As of December 31, 2016 and 2015, the Company did not have any loans past due 90 days and still accruing.

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

The following table shows the number and balance of restructured loans in our mortgage loan portfolio, as well as the percentage of our total portfolio those loans represented and the amount of allowance for loan losses associated with restructured loans at December 31, (dollars in thousands):

	2016	2015

Number of restructured loans	8	9
Balance of restructured loans	$8,192	$11,892
Percentage of loan portfolio	5.54%	8.72%
Allowance for loan losses associated with restructured loans	$1,039	$1,115
Discounts associated with restructured loans	$756	$742

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

The number of restructured loans as a percentage of our total loan portfolio, while higher than historical levels we incurred prior to the 2008 global economic crisis, are within manageable limits, and the delinquency rates on our mortgage portfolio have stabilized. We believe we have established adequate levels of reserves for any foreseeable losses, and we continue to evaluate the adequacy of such reserves in the light of current economic and operational conditions.

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

At December 31, 2016 and 2015, our allowance for loan losses was $1.9 and $1.8 million, respectively, or 1.27% and 1.31%, respectively, of our total loan portfolio.  The change in our allowance is due to several factors.  The first is that we were able to recover allowances based on the net present value difference of one of our restructured loans when we refinanced the loan at a market rate.  We no longer consider that loan impaired.  We also decreased specific reserves on several collateral-dependent loans when appraisals indicated that the value of the underlying collateral had risen above our net interest in the loan.  These decreases in our allowance were offset by additional specific reserves taken based on management’s estimates of decreases in the collateral values of several collateral-dependent loans as well as an increase in general reserves due to the growth of our loan portfolio.

Assessing the adequacy of our allowance for loan losses is inherently subjective as it requires us to make material estimates, including the amount and timing of future cash flows we expect to receive on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects all known and inherent credit losses in our mortgage loan portfolio as of December 31, 2016.

The following represents a breakdown of the components of our allowance for loan loss at December 31, (in thousands):

	2016	2015

Specific allowance related to loans in foreclosure	$--	$--
Specific allowance related to other impaired loans	701	338
Allowance based on net present value differences of restructured loans	371	777
General allowance	803	670
Total allowance	$1,875	$1,785

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

Classification of Loans.  Our policies provide for the classification of loans that are considered to be of lesser quality as watch, special mention, substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Special mention assets exhibit potential or actual weaknesses that present a higher potential for loss under adverse circumstances, and deserve management’s close attention. If uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan at some future date.    Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are designated as watch.

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

Employees

Effective as of January 1, 2013, we entered into a staffing agreement with Automated Data Processing, Inc., which provides us with payroll and staffing services.  As of December 31, 2016, we had 20 full or part-time employees.  None of our employees are covered by a collective bargaining agreement, and we believe that we have an excellent relationship with our employees and staff.

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

Regulation of Financial Services

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was enacted on July 21, 2010.  The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions and created a new Consumer Financial Protection Bureau and Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.  We continue to monitor and evaluate the impact the Dodd-Frank Act could have on our business and we believe that many of the provisions of the Act and regulations adopted thereunder will not have a material impact on our business and operations.  Certain provisions that have not been implemented, however, could affect our business and include, but are not limited to (i) the implementation of more stringent fiduciary standards for broker dealers resulting from a rule proposed and temporarily suspended by the U.S. Department of Labor (“DOL”) and potential establishment of a new self-regulatory organization for investment advisors.

Broker Dealer Registration

U.S. broker dealers are subject to rules and regulations imposed by the SEC, FINRA, other self-regulatory organization and state securities administrators covering all aspects of the securities business.  Our wholly-owned broker-dealer firm, Ministry Partners Securities, LLC, commenced operations in 2012.  As a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934 (the “Exchange Act”), MP Securities is subject to regulation by the U.S. Securities and Exchange Commission and regulation by state securities administrators in the states in which it conducts its activities.  We have registered MP Securities in the states of Arizona, California, Colorado, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Minnesota, Missouri, Nevada, New York, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Washington, West Virginia and Wisconsin.

As a small broker dealer that does not hold customer funds or securities, MP Securities is subject to rules and regulations regarding net capital, sales practices, public and private securities offerings, capital adequacy, record keeping and reporting, conflicts of interest involving related parties, conduct of officers, directors and employees, qualification and licensing of supervisory and sales personnel, marketing practices, and supervisory and oversight of personnel to ensure compliance with securities laws.    MP Securities is also subject to the financial responsibility, net capital, customer protection, record-keeping and notification rule amendments adopted by the SEC on July 30, 2013.  Because MP Securities does not carry or hold customer funds or securities and relies upon a clearing firm to conduct these transactions, Rule 17a-5 requires that it file an exemption report as well as reports prepared by an independent public accountant confirming that it meets the exemption provisions.  As amended, the net capital rule requires that

MP Securities take into account in its computation of regulatory net capital liabilities the Company assumes as its parent entity.

MP Securities is also subject to routine inspections and examinations by the SEC staff under Rule 17(b) of the Exchange Act and the SEC is authorized to review, if requested, the work papers of the broker dealer’s independent public accounting firm that conducts the audit.  As required by amendments to Rule 17a-5 of the Exchange Act, MP Securities files an annual report with the SEC and FINRA that includes its audited financial statements, supporting schedules and its exemption report as a non-carrying broker-dealer.  MP Securities is a member of the Securities Investor Protection Corporation (“SIPC”) and files a copy of its annual report with SIPC.

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

Due to our close affiliation with MP Securities, we are subject to related party transaction disclosure issues under federal and state securities laws and rules adopted by FINRA.  In particular, related party transactions can raise regulatory concerns in determining whether MP Securities meets its net capital requirements, whether the allocation of costs are fairly treated in any expense sharing arrangements, or management services agreements entered into with the Company, review of compensation paid to sales representatives in selling proprietary securities products offered by the Company and complying with the suitability, know your customer and fair practices and dealings obligations under federal and state law and rules imposed by FINRA on broker dealer firms.    MP Securities is also subject to FINRA’s review and policies governing disclosure practices when offering proprietary securities products, training its staff to identify and manage conflicts of interest and reporting on significant conflict issues, including the firm’s adopted measures to identify and manage conflicts, to the MP Securities Board of Managers and its Chief Executive Officer.

As a broker-dealer firm, MP Securities is subject to regulation regarding sales methods, use of advertising materials, arrangements with clearing firms or exchanges, record keeping, regulatory reporting, conduct of managers, officers and employees and supervision.  To the extent MP Securities solicits orders from customers, it will be subject to additional rules and regulations governing sales practices and suitability rules imposed on member firms.  MP Securities also acts as a selling agent for the Company’s privately offered debt securities.  Because MP Securities participates in the offer and sale of the Company’s publicly and privately offered debt securities, it is required to comply with FINRA’s filing requirements for these offerings.  We believe that MP Securities has fully complied with its filing obligations as required under applicable FINRA, SEC and state securities laws.

Our wholly-owned subsidiary, MP Securities, is also required to maintain minimum net capital pursuant to rules imposed by FINRA.  In general, net capital is the net worth of the entity (assets minus liabilities) less any other imposed deductions or other charges.  If a member firm fails to maintain the required net capital it must cease conducting business and, if it does not do so, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA.  Under its Membership Agreement entered into with FINRA, MP Securities is required to maintain minimum net capital of the greater of $5,000 or one fifteenth of its aggregate indebtedness.  As required by the 2013 amendments adopted by the SEC, MP Securities is required to include any liabilities that have been assumed by the Company unless the Company is able to demonstrate that it has adequate capital to pay such expenses.

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

Fiduciary Standards

Under the Dodd-Frank Act, the SEC was authorized to consider whether broker dealer firms should be held to a standard of care similar to the fiduciary standard applied to registered investment advisors.  Although the SEC has not adopted the fiduciary rule for broker dealer firms, the DOL issued final regulations in April 2016 which expanded the definition as to who will be deemed to be an “investment advice fiduciary” under the Employment Retirement Income Security Act of 1974 (“ERISA”).  DOL also issued a new prohibited transaction exemption generally known as the best interest contract exemption designed to address conflicts that may arise when a person provides advice to a retail investor that may be vulnerable to conflicts of interest involving the advisory firm.

With the issuance of the DOL fiduciary rule under ERISA, fiduciary status would be extended to investment advisors and investment professionals that have previously not been considered fiduciaries.  If deemed a fiduciary, the representative is held to a  strict standard requiring the representative to act solely in the interests of plan participants and beneficiaries.  With the adoption of the fiduciary standard, the representative is subject to personal liability to the ERISA plan for breaches of its actions under the rule.  Implementation of the DOL fiduciary rule, especially in the context of an IRA rollover handled by a MP Securities adviser or sales representative and subsequent investment of such funds in our proprietary debt securities, will require that we incur additional compliance costs, engage in further training initiatives,  undertake a  thorough review of available transactional exemptions from the rule, prepare agreements to comply with such rule and implement information technology revisions to our policies and procedures to comply with DOL’s fiduciary rule.

On February 3, 2017, President Trump issued a Memorandum to DOL requesting that it analyze whether the fiduciary rule with an effective date of April 10, 2017 will adversely impact the ability of Americans to gain access to retirement information and financial advice and further requested that DOL prepare an updated economic and legal analysis of the impact of the rule.  By action taken on March 3, 2017, DOL requested comments as to whether to extend the applicability of the rule for sixty (60) days to June 9, 2017.  We are continuing to monitor developments with the DOL fiduciary rule and are undertaking efforts to move away from compensating MP Securities and its representatives when engaged in the sale of our debt securities on a sales commission basis to a level asset under management fee structure.  We believe that implementing this change will (i) more closely align the compensation program used by MP Securities for its representatives with the interests of investors in our debt securities; and (ii) reduce the offering costs of our securities offerings, thereby increasing the net proceeds received by the Company from the sale of such securities to further the Company’s strategic objectives.

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

From 2008 until the fourth quarter of 2015, the size of the Company’s balance sheet steadily decreased as a result of deleveraging our assets, a reduction in the total amount of debt securities held on our balance sheet, and pay-downs and/or pay-offs of institutional credit facilities we have relied upon, in part, to fund our business. An event of default, lack of liquidity or a general deterioration in the economy that affects the availability of credit may increase our cost of funding, make it difficult for us to renew or restructure our credit facilities and obtain new lines of credit. Unexpected large withdrawals by investors that hold our debt securities that can negatively affect our overall liquidity.

We are actively expanding our methods of raising capital, including seeking financing from institutional lenders, selling participations in our mortgage loan investments, and expanding the sales of our debt securities to institutional, corporate, and retail investors. For the year ended December 31, 2016, total assets increased to 156.6 million as compared to $149.0 million at December 31, 2015.  If our strategy to raise additional capital through the sale of investor notes and debt securities is not viable, we will need to find alternative sources of borrowing to finance our operations. To the extent we are unable to raise the capital we need to implement our strategic objectives, we may have to sell assets, further deleverage our balance sheet, and reduce operational expenses, thereby reducing cash available to distribute to our equity and debt securities investors.

Our ability to raise capital and attract new investors in our debt securities depends on our ability to attract an effective sales force in our wholly-owned licensed broker-dealer firm.

Our wholly-owned subsidiary, MP Securities, commenced operations as a FINRA member broker-dealer in 2012.  Since that time, MP Securities has expanded the scope of services it provides to include acting as a selling agent for our notes offerings, insurance products, and investment advisory services.   Our ability to attract new investors in our debt securities and increase the sale of our debt securities will depend, to a substantial degree, on our ability to assemble an effective advisory team and to strategically recruit, retain and compensate the required personnel to assist us in this effort. If we are unable to recruit, retain and successfully equip a qualified group of advisors at MP Securities, we may not be able to increase sales of the Company’s debt securities, strengthen our balance sheet and effectively utilize the investment in our core data processing and information systems we have implemented.

We depend on repeat purchases by a significant number of investors in our debt securities to finance our business.

A significant percentage of the investors who purchase our debt securities purchase new notes after we repay their notes. Historically, a substantial proportion of our investors have purchased a new debt security from us when their notes mature. For the years 2008 – 2011, 76%, 79%, 57% and 73% of the investors that purchased a Class A Note had previously purchased one of our debt securities. When regulatory constraints were imposed on investments made in our Class 1 Notes in 2014, this rate fell to as low as 34% due to suitability and concentration of investment restrictions that limit the amount of our debt securities that may be purchased by an investor. For the years ended December 31, 2015 and 2016, our renewal rate climbed to 55% and 56%, respectively.  There is no assurance that historical patterns of repeat purchases made by investors will resume or that the recent improvement in our reinvestment rate will continue in the future. If the rate of repeat investments made by previous investors declines, our ability to maintain or grow our asset base could be impaired.

Some of our debt securities investors may be unable to purchase our Class 1 Notes due to FINRA’s investor suitability standards.

When handling sales of our investor notes, MP Securities and its sales advisors must comply with FINRA’s “know your customer” and “suitability” guidelines which are designed to ensure that investors make investments that are appropriate given the age, investment experience, net worth, need for liquidity and mix of investments owned by the investor. Some of our investors who have invested in our debt securities in the past may not be able to invest in our debt securities due to these regulatory constraints. If MP Securities is unable to offer such investors a suitable investment alternative, we could see a reduction in total amount of debt securities we hold and rely upon, in part, to fund our mortgage loan investments, thereby making it difficult to grow our balance sheet.

Deterioration in real estate values which collateralizes our mortgage loan investments could lead to losses and reduced earnings.

In previous years, we have recorded additional provisions for losses related to real estate assets acquired after we initiated loan foreclosure proceedings.  If we take ownership of a property as part of a foreclosure action when a borrower defaults on one of our mortgage loan investments, we could be required to write down the value of a real estate owned asset and record a charge to our earnings if the value of the property declines further after we take title to the property.  Further deterioration could lead to an increase in non-performing assets, increased credit losses, and reduced earnings.

Our growth is dependent on leverage, which may create other risks.

Our success is dependent, in part, upon our ability to effectively manage our balance sheet assets through the use of leverage. A significant amount of our assets are pledged as collateral for borrowings. Our Board of Managers has overall responsibility for our financing strategy. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns. To the extent that we fail to meet our debt service obligations, we risk the loss of some or all of our assets to satisfy these debt obligations. There can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, or a financial loss if we are required to liquidate assets at a commercially inopportune time. At December 31, 2016, we had $146.9 million of total debt obligations on our balance sheet. Of this amount, we owed $86.3 million under our institutional credit facilities and $60.6 million on our investor debt securities. Approximately 19%, 12% and 12% of our total debt obligations is payable in the years ending December 31, 2017, 2018 and 2019, respectively.

We have had fluctuating earnings.

As a mortgage financing lender, our profitability may be adversely affected by increasing provisions for losses relating to our loan portfolio. While we remained profitable during calendar years 2008 and 2009, we incurred net losses of $1.6 million and $1.0 million in calendar years 2010 and 2011, respectively, primarily due to increases in our allowance for loan losses and deleveraging of our balance sheet. With the successful refinancing of our primary credit facilities in November 2011 and improvement in the performance of our mortgage loan portfolio during 2012, we realized a profit of $417 thousand for 2012. We realized a profit of $592 thousand in 2013 as our mortgage loan portfolio performance remained stable and we were able to sell three of our foreclosed assets for a gain during the year. Decreases in the value of collateral securing our collateral dependent loans and decreases in the value of some of our foreclosed real estate owned assets primarily accounted for the $1.9 million loss reported for the year ended December 31, 2014.  Credits for loan losses and improvement in real estate values of some of our foreclosed assets resulted in net income of $357 thousand during the year ended December 31, 2015.  Due to the growth of investor note sales, loan originations, and broker-dealer fee income generated from non-proprietary products, we had net earnings of $922 thousand for the year ended December 31, 2016.  While we believe that Company has strategically focused its core mission on serving our credit union owners, and members they serve, and is implementing its dual strategy of generating positive net interest margins and expanding the fee income we generate from non-interest bearing mortgage loan investments, we can give no assurances that we will be able to achieve and maintain consistent profits over the next few years.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

For the year ended December 31, 2016, we recorded provisions for loan losses of $113 thousand. We recorded a credit for loan losses of $524 thousand for the year ended December 31, 2015. Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses.

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

At December 31, 2016 and December 31, 2015, our non-performing assets (which consist of impaired loans and other real estate owned) totaled $8.9 million and $15.4 million, respectively, or 5.7% and 10.3%  of our total assets at each date, respectively. At December 31, 2014, and December 31, 2013, our non-performing assets were $15.9 million and $22.2 million, respectively, or 10.3% and 14.0% of total assets, respectively. Nonperforming assets adversely affect our net income in the following ways:

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

•	The resolution of non-performing assets requires active involvement of our management team, which can divert them from focusing on the Company’s core strategic objectives.

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

Our $87.3 million credit facility refinancing transaction entered into with the National Credit Union Administration Board as Liquidating Agent of Members United Corporate Federal Credit Union (the “MU Credit Facility”)  and $23.5 million credit facility refinancing transaction entered into with the NCUA (the “WesCorp Credit Facility Extension”), each dated November 4, 2011, require that we secure the facility with mortgage loans having an aggregate unpaid balance exceeding the unpaid balance of the credit facility. If at any time, we fail to maintain the required minimum collateralization ratio, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to maintain the minimum collateralization ratio that must be met under our credit facilities.  We reached an agreement with the NCUA in March 2015 to provide for a more flexible minimum collateralization ratio.  Under our MU Credit Facility and WesCorp Credit Facility Extension individually, we are now required to maintain a minimum collateralization ratio of at least 110%. We are required to maintain a collective minimum collateralization ratio of at least 120% for the two credit facilities in total.  The NCUA retains all excess collateral until these credit facilities are repaid in full and any excess collateral will not be available to pay our other obligations including our secured notes, Class A Notes, Class 1 Notes and other debt securities until we repay or retire the MU Credit Facility and WesCorp Credit Facility Extension.  However, we do have the ability to pledge cash on a one-to-one basis if there is a temporary deficit in the loan collateral pledged under these facilities.

As of December 31, 2016, we had pledged approximately $79.4 million and $26.9 million of our mortgage loans to secure the MU Credit Facility and the WesCorp Credit Facility Extension, respectively.  As of the date of this Report, we are in compliance with this covenant.

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

In recent years, we have relied upon short-term credit facilities to finance a substantial portion of our mortgage loan investments. When we acquire mortgage loans that have a maturity term that exceeds the term of our institutional credit facilities, we bear the risk of being unable to refinance, extend or replace our primary credit facilities or otherwise finance them on a long-term basis at attractive terms or in a timely manner, or at all. If it is not possible or economical for us to finance such investments on attractive terms, we may be unable to pay-down our credit facilities or be required to liquidate the assets at a loss in order to do so. Our reliance on financing provided by institutional credit facility lenders will require that we payoff our MU Credit Facility and WesCorp Credit Facility Extension on November 1, 2026. If we are unable to roll-over, extend, refinance or replace such credit facilities on attractive terms, we may have to rely upon less efficient forms of financing new investments, which may result in fewer loan acquisitions or originations of profitable mortgages and further deleveraging of our balance sheet and thereby reduce the funds available for distribution to our equity investors, for operations and meet our debt service obligations.

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

We have used borrowing facilities obtained from institutional lenders and relied upon offerings of debt securities in SEC registered offerings to fund the origination or acquisition of Mortgage Loans made to evangelical churches and ministries. Lending borrowed funds subjects us to interest rate risk which is largely determined by the difference, or “spread”, between the interest rates we pay on the borrowed funds and the interest rates our borrowers pay on our Mortgage Loan investments. An increase in our borrowing costs could decrease the spread we receive on our Mortgage Loan investments, which could adversely affect our ability to pay interest and redeem the outstanding debt securities on our balance sheet as they mature.

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

Our broker dealer and investment advisory business depends on fees generated from the distribution of financial products and advisory fees.

One of our core strategic objectives is to increase non-interest earning revenues generated by our wholly-owned subsidiary, MP Securities.  To that end, MP Securities receives a significant portion of its revenues from fees generated from the distribution of financial products, such as mutual funds and variable annuities.  Changes in the structure or amount of fees paid by sponsors of these products could directly affect the revenues and net earnings of our subsidiary, MP Securities.  In addition, if these products experience losses or increased investor redemptions, MP Securities could generate lower fee revenues from the distribution and sale of mutual funds, annuities, and securities products offered to its clients and customers.

The ability to attract and retain qualified financial advisors and associates is critical to MP Securities’ continued success.

As we continue to expand the non-interest generating sources of revenues of our business, we will need to attract, recruit, and retain qualified investment and financial advisors that complement the services we provide to our credit union equity owners and their members.

Turnover in the financial services industry with broker dealer and advisory firms is high.  If we are unable to recruit, attract, and retain qualified professionals, our strategic goal of expanding the non-interest generating segment of our business could be jeopardized, thereby adversely affecting our net earnings and financial condition.

As a small financial services company that operates in a niche market, we are subject to liquidity risk that could materially affect our operations and financial condition.

In past years, the financial services industry, credit markets and financing sources for ministry loans have been materially and adversely affected by reduced availability of liquidity. Reduced liquidity can particularly affect smaller lenders that have relied on short-term institutional credit facilities to enhance their liquidity needs. While we significantly improved our liquidity position through the successful refinancing of our MU Credit Facility and WesCorp Credit Facility Extension in late 2011 and due to relief granted by NCUA from certain minimum collateralization requirements in 2015, we will need to monitor and successfully manage our liquidity requirements as necessary when redemption requests for our debt securities are received, or a debt security investment matures and is not re-invested in another debt security we may offer.  We also depend on the sale of loan participation interests in our mortgage loan investments and sale of investor notes to manage our liquidity demands.

Our systems may experience an interruption or breach in security which could subject us to increased operating costs as well as litigation and other liabilities.

We rely heavily on communications and information systems to conduct our business. While we have implemented safeguards and protocols that meet regulatory standards and provide security over our data and other assets, any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer and investor relationship management, general ledger, deposit, loan and other systems. The secure transmission of confidential information over the Internet and other electronic transmission and communication systems is essential to maintaining customer confidence in certain of our services. Security breaches, computer viruses, acts of vandalism and developments in computer capabilities could result in a breach or breakdown of the technology we use to protect customer information and transaction data. We have policies and procedures designed to prevent or limit the effect of the possible failure, interruption, or security breach of our information systems; however, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of a borrower, investor or customer’s business or expose us to civil litigation and possible financial liability. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are beyond our control, such as unforeseen catastrophic events, cyber attacks, human error, change in operational practices of our system vendors, or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems, potentially resulting in data loss and adversely affecting our ability to process these transactions.

From time to time, we  have engaged in transactions with related parties and our policies and procedures regarding these transactions may be insufficient to address any conflicts of interest that may arise.

Under our code of business conduct, we have established procedures regarding the review, approval and ratification of transactions which may give rise to a conflict of interest between us and any employee, officer, trustee, their immediate family members, other businesses under their control and other related persons. In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with several related entities, including our largest equity owner, ECCU. These procedures may not be sufficient to address conflicts of interest that may arise.

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

Our mortgage loan investments can be adversely affected by significant declines in the value of real estate and real estate related assets, impairment of the ability of many borrowers to repay their obligations, and illiquidity in the markets for real estate and real estate-related assets. In past years, these events had adverse effects on our business resulting in significant increases in our provision for loan losses and unavailability of financing for the acquisition and warehousing of our mortgage loan investments. Deterioration in U.S. economic conditions could harm our financial condition, income and ability to make distributions to our equity investors.

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

We rely on publicly offered debt securities to fund a substantial portion of our operations and, as a result, are subject to U.S. securities laws, rules, and regulations promulgated by the SEC and applicable state securities statutes. Our subsidiary, MP Securities, is subject to oversight from the SEC, FINRA, the Department of Insurance, the California Department of Business Oversight and securities regulators in the states where MP Securities conducts business. To the extent MP Securities engages in securities- and insurance-related activities in a particular state, state securities and insurance administrators will have jurisdiction over the activities of our broker-dealer affiliated entity. In addition, the real estate brokerage activities of MP Realty and our mortgage lending business are subject to various state regulatory authorities. The failure to comply with obligations imposed by any federal, state or other applicable regulatory authority binding on us or our subsidiaries or to maintain any of the licenses or permits required to be maintained by us could result in investigations, sanctions and reputation damage.

The enactment of the Dodd-Frank Act, including the adoption of the proposed new fiduciary rule or additional regulations affecting broker dealer and investment adviser firms, could affect our business.

With the enactment of the Dodd-Frank Act and increased regulatory scrutiny of financial institutions, broker dealers, and investment advisory firms, we will need to carefully monitor the impact of regulatory changes on the broker dealer and investment advisory services provided by our wholly-owned subsidiary, MP Securities.  Certain proposed revisions, including the adoption or revision of the proposed DOL fiduciary standard rule and enhanced regulatory oversight of incentive compensation paid to investment advisors, could affect our business.  In particular, the adoption of the DOL fiduciary standard rule could materially affect IRA accounts, IRA rollovers, and the investment of funds rolled over from an IRA into other investments.  We continue to monitor the impact of new regulations proposed and/or adopted by the SEC, DOL and FINRA on our broker dealer and investment advisory business.

Risks Related to Our Mortgage Loan Investments

We are subject to risks related to prepayment of mortgage loans held in our portfolio, which may negatively impact our business.

Generally, our borrowers may prepay the principal amount of their mortgage loans at any time. Due to the Federal Reserve Board’s accommodative monetary policies, there is intense competition from financial institutions that are looking to make commercial loans at competitive rates to qualified borrowers. In addition, approximately 14% of the principal balance of our total mortgage loans will need to be refinanced during the year ending December 31, 2017. If a significant number of borrowers refinance their loans with another lender, our business and profitability could be adversely affected.

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

Our investment and business strategy depends on our ability to successfully finance our investments in mortgage loans that provide a positive spread as compared to our cost of borrowing. A substantial portion of our loan investments provide for a fixed interest rate with a typical five year interest rate adjustment or maturity date. A significant portion of our borrowing arrangements with our note investors and credit facility lenders, however, provides for variable rates of interest that are indexed to short-term borrowing rates or fixed rates on short-term maturities. To mitigate our interest rate risks, we have entered into, and may enter into in the future, interest rate hedging transactions that include, but are not limited to, interest rate caps and interest rate swaps. The results of using these types of instruments to mitigate interest rate risks are not guaranteed, and as a result, the volatility of interest rates could result in reduced earnings or losses for us and negatively affect our ability to make distributions of earnings to our equity investors.

We are subject to the risks associated with loan participations, such as less than full control rights.

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control. As of December 31, 2016 and December 31, 2015, our investments included $10.8 and $12.4 million, respectively, in loan participations, representing 7% and 9% of our portfolio, respectively.

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

The quality of the mortgage loans in which we invest depends largely on the adequacy and implementation of sound underwriting standards as described in our Board adopted loan policy. Even where the lender has sound underwriting standards, these standards must be properly observed and implemented in order to obtain the target loan risk levels, which may change depending on the state of the economy.

Because two of our managers hold executive or board positions with our largest equity owner, they may, from time to time in their capacity as a manager of the Company, have a conflict of interest with the interests of that member.

Two of our Managers hold executive or Board positions with ECCU, our largest equity owner.  Conflicts of interest may arise for these Managers between our interests and those of their affiliated credit union. Moreover, conflicts of interest are inherent in any transactions involving mortgage loans between us and their affiliated credit union. Because of their relationships, these Managers will face conflicts of interest in connection with various transactions involving ECCU and the Company, including, but not limited to:

•	decisions to acquire mortgage loan investments from or through ECCU;

•	decisions regarding our contract with ECCU for our office facilities;

•	managing foreclosure actions and real estate owned properties acquired in foreclosure or other proceedings when ECCU and the Company each hold an economic interest in a mortgage loan;

•	decisions relating to shared marketing programs and use of ECCU’s facilities by MP Securities personnel to offer investment products to ECCU’s members;

•	decisions regarding collection and enforcement actions taken by ECCU when it acts as primary lender of a loan participation interest or as servicer for one of our mortgage loan investments; and

•	decisions regarding agreements entered into with ECCU for loan underwriting, processing, marketing, and customer support and services.

We have also implemented a Related Parties Transaction Policy to which all of our Managers and officers must adhere. It provides, among other things, that certain related party transactions be approved by a majority of those Managers who are unrelated to the parties in the transaction.

We have further mitigated these conflicts of interest by forming a Credit Review Committee, of which all members are unrelated to ECCU. This committee makes most of the loan approval decisions under our Church and Ministry Loan Policy as adopted by our Board of Managers. Our Church and Ministry Loan Policy sets forth minimum credit quality standards for the loans we make or purchase, and can only be overridden, depending on the circumstances, by our Credit Review Committee or our Board Credit Committee.

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

We are among a limited number of non-bank financial institutions specialized in providing loans to evangelical churches and church organizations. Moreover, approximately 19.7% of our mortgage loan investments involve California borrowers or are secured by properties located in California. Although there are a number of national and regional institutions making and/or investing in mortgage loans to churches and church related organizations, these loans are secured by special purpose facilities. As a result, if the properties securing such mortgages must be sold, there may be a limited number of buyers available for such properties. Nevertheless, we believe that there is a great deal of diversity in the types of not-for-profit organizations and entities that could be potential acquirers of properties of this nature, including, but not limited to, other churches, schools, clinics, community development agencies, universities and educational institutions, day care, social services, assisted living facilities and relief organizations.

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

The renovations, refurbishment or expansion by a borrower of a mortgage property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a mortgage property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Such delays and cost overruns are often the result of events outside both our and the borrower’s control such as material shortages, labor shortages and strikes and unexpected delays caused by weather and other acts of nature. Also, environmental risks and construction defects may cause cost overruns, and completion delays. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of the borrower’s revenues making it unable to make payments on our loan. At December 31, 2016 and 2015, we held $11.8 million and $1.9 thousand, respectively, in construction loans.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our business offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821.  Our telephone number is (714) 671-5720.

We currently rent our offices (approximately 4,970 square feet of rentable space) from ECCU under the terms of an Office Lease dated November 4, 2008.  In November 2013, we renewed the lease for a five year period.  The ECCU Office Lease agreement includes one additional option to renew for an additional five year term.  The base rent escalates each year on the anniversary of the agreement.  For 2016, our base rent began at $9,671 per month and escalated to  $9,920 per month.

On March 6, 2012, MP Securities entered into an office lease for approximately 1,358 square feet of office space to open a branch office in Fresno, California.  The lease has a term of 36 months.  In February 2015, we negotiated a renewal of the lease for an additional three year term.  The lease extends through February 2018.  The base rent escalates each year on the anniversary of the agreement. For 2016, the base rent for this branch office began at $2,064 per month and escalated to $2,176 per month.

As of December 31, 2016,  we had no foreclosed real estate assets as we had disposed of all but one of our foreclosed assets through sale agreements reached with third parties.  One of our foreclosed properties, however, was transferred to a joint venture in which we hold an $892 thousand investment as described below.

Tesoro Hills Joint Venture.

In January 2014, we acquired 3 acres of vacant land in Santa Clarita, California as the result of a deed in lieu of foreclosure agreement we entered into with the borrower.  On December 23, 2015, we executed a grant deed to the Santa Clarita property to Tesoro Hills, LLC, a California limited liability company formed by us and Intertex Property Management, Inc., a California corporation (“Intertex”).  The limited liability company was established as a real estate joint venture to develop, market, sell, lease and manage the property for the benefit of the members. We hold a 30% interest in the Tesoro Hills joint venture.  Under the terms of the Tesoro Hills Operating Agreement, Intertex agreed to make an initial $25,000 capital contribution, pay the costs of organizing the entity, pay certain development costs, provided, however, that it will not be required to contribute more than $300,000 to the development of the property.  If additional capital contributions are required to develop the property for use as a school, church, not-for-profit facility or other special use, each member may elect to make a loan to the joint venture.  The members have further agreed that no capital event to sell, dispose of, transfer, gift, encumber, or convey the property will occur for a period of two years after the joint venture was formed.  Since the Santa Clarita property is vacant land which needs to be permitted, properly zoned, graded and substantially improved before the property may be sold, leased or conveyed to another party, we believe that conveying the property to the Tesoro Hills joint venture will maximize our chances of recovering our investment in the loan.  The title to the Santa Clarita property was transferred to the Tesoro Hills, LLC joint venture in January 2016.

The value of the property at the time we transferred it to the joint venture was $900 thousand.  Operating losses of the joint venture allocated to us has decreased the value of our investment to $892 thousand at December 31, 2016.

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

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units (the “Series A Units”).  Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company.  As a result of the conversion, each share of our common stock immediately outstanding prior to the conversion date was converted into one fully paid and non-assessable unit of our Class A Units and each holder of our Class I and Class II Preferred Stock received one Series A Unit for each share of Class I and Class II Preferred Stock exchanged.  As of December 31, 2016, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Units were issued, with 12 holders of record.

Sale of Equity Securities by Issuer

During the year ended December 31, 2016, we did not sell Class A Units, Series A Units or equity units.

Purchases of Equity Securities by Issuer

During the year ended December 31, 2016, we did not purchase Class A Units or Series A Units.

Dividends and Distributions

Prior to our conversion from a corporation to a limited liability company, we paid regular dividends on our Class I and Class II Preferred Stock.  For 2016, we made no distributions to the holders of our Class A Units.

During 2016 and 2015, we made distributions on our Series A Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2016	2015

First	$0.364	$0.260
Second	0.369	0.280
Third	0.454	0.302
Fourth	1.103	0.551
Total distributions per Unit	$2.290	$1.393

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

In addition to quarterly dividends to our Series A Preferred Unit holders, we have also agreed to set aside funds for payment to the holders of the Series A Units in an amount equal to 10% of our net profits earned for any fiscal year, after subtracting the amount of quarterly Series A Dividends paid during such year.  This priority distribution of our net profits after payment of quarterly Series A Dividend will be made to holders of the Series A Units on a pro rata basis.  The balance of any profits, taking into consideration the preferred distribution to the holders of Series A Units, will be allocated to all holders of our Class A Units in proportion to their percentage interests in our Class A Units.  For the year ended December 31, 2013, we set aside $43.9 thousand in net profits to distribute to our Series A Unit holders.  This increased the distributions declared per Series A Unit for the fourth quarter by $0.37 per unit.  Because we incurred a net loss for the year ended December 31, 2014, no priority distributions were accrued for our Series A Unit holders.  We accrued $23.1 thousand and $72.0 in net profits to distribute to our Series A Unit holders for the years ended December 31, 2015 and 2016, respectively.  This increased the amount of distributions declared on our Series A Units for the fourth quarters of 2015 and 2016 by $0.21 per unit and $0.62 per unit, respectively.

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

•

working with credit unions and other CUSOs to serve the needs of their members and owners, expand our own client base, and increase our fee income from broker-dealer services as well as loan servicing and origination fees;

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

For the year ended December 31, 2016, we recognized net income of $922 thousand. Our core business thrived as MP Securities, our broker-dealer subsidiary, was able to significantly increase the sale of our proprietary notes by expanding our individual client base, developing relationships with institutional investors, and utilizing the networking agreements we have in place with ECCU and ACCU to offer wealth management products to their members.  Our lending team was able to use these funds to originate a record amount of loans for the year, increasing our net loan balances by 9% as compared to 2015.  The growth of the key components of our balance sheet was an important contributing factor to the increase in net interest income reported for 2016.

Net income for the year was also bolstered by earnings generated from our non-performing assets.  We continue to closely monitor our loan portfolio very closely and work with borrowers to minimize losses on mortgage loan investments.  We recorded $113 thousand in provisions for credit losses for the year ended December 31, 2016, but this was related to additional general reserves taken as our loan portfolio grew.  We took additional specific reserves against some collateral-dependent loans, but these were offset by recoveries of reserves on other loans as the borrower’s financial situation stabilized or the value of the collateral underlying a collateral-dependent loan increased.  In addition, we sold or transferred all of our remaining foreclosed real estate assets during 2016, recognizing a gain of $278 thousand in gains on sale, and recording $281 thousand in net income from foreclosed real estate assets for the year.  While this is not a source of consistent revenue on which we plan to rely upon in the future, we believe that our asset management strategies can contribute positively to the financial performance of the Company.

Finally, we continue to develop sources of revenue outside our core business.  Our lending and servicing team generated $390 thousand in fee income for the year. We sold additional loans, which generated gains on sale and increased the servicing fee income received from loans in which we have sold participation interests to other credit unions. We also entered into service agreements with ECCU that allows us to use our lending, real estate expertise and relationships with borrowers to generate additional fee income.  MP Securities has continued to expand its business, as it earned $687 thousand in fee income in 2016.  The Company’s management team believes that it will be able to use its capabilities in lending, servicing, and investment advisory services to supplement its net interest income with fee income.

Key Factors in Assessing our 2016 Financial Results

For the year ended December 31, 2016, the primary items affecting our operating performance were the following:

•	an increase in interest income due to a $9.8 million increase in average interest-earning loans as we originated $42.8 million in loans during the year;

•	an increase in average outstanding investor notes of $6.1 million, which provided the cash necessary to fund loans, but also contributed to an increase in interest expense;

•	recording provisions for loan losses of $113 thousand, mainly due to general reserves taken for new loans added to our balance sheet;

•	an increase in non-interest income of $245 thousand due to increases in fees generated by our subsidiary, MP Securities, gains on loan sales, and income from service contracts reached with ECCU;

•	an $86 thousand decrease in salary and benefits expenses for 2016 as compared to 2015, as we recorded $222 thousand in severance expenses as a result of our former CEO’s retirement in 2015;

•

the amendment to our credit facility arrangements reached with the NCUA which increased the amount of monthly payments made on our facilities, but maintained an interest rate of 2.53% and extended the maturity date on the facility from October 2018 to November 2026;

•	the sale or transfer of our remaining foreclosed assets which led to $281 thousand in net income related to these assets, including $278 thousand in gains on sale of these assets; and

•	an increase in marketing and promotion expenses and in operations expenses due to the increased activity of our broker-dealer subsidiary.

We believe that the substantial increase in investor note sales and performance of our lending team in originating new loans and successfully managing the disposition of our real estate assets were the key drivers behind the Company’s positive earnings achieved in 2016.  In addition, MP Securities contributed to our earnings through the sale of other financial products and by providing investment advisory services which supplemented those core earnings.  In addition, our capacity and capability to service our own loans as well as loans for others allows us to keep our servicing costs down and generate other income.  We have also divested ourselves of a significant portion of our non-performing assets, which will provide cost savings in the future. Our lending team’s experience in handling these assets will continue to be crucial as we look to manage our remaining impaired loans in such a way as to minimize losses and potentially recover previously recorded reserves.

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

Our total assets as of December 31, 2016 increased to $156.6 million, as compared to $149.0 million at December 31, 2015.  Our total liabilities were $147.8 million at December 31, 2016, as compared to $140.9 million at December 31, 2015.

The following table sets forth selected measures of our financial performance for the years ended December 31, 2016 and 2015, respectively (dollars in thousands):

	2016	2015

Total income	$9,913	$8,886
Provision (credit) for loan losses	113	(524)
Credit for losses on foreclosed assets	(6)	(11)
Net income	922	357
Total assets	156,638	149,144
Borrowings from financial institutions	86,326	90,237
Notes payable	60,479	49,915
Total equity	8,807	8,158

2016 Developments

Performance of Loan Portfolio.  With the increased liquidity provided to us through note sales, loan sales, and the sale of foreclosed assets, we originated $42.7 million in net loans during the year and rolled over $3.7 million of mortgage loans that matured in 2016.  Our average outstanding loan balance for 2016 was $140.4 million, up from $131.9 million for the year ended December 31, 2015.

As part of our strategic decision to reposition our loan portfolio, we have continued to focus on originating lower balance loans made to ministries where we can achieve more favorable yields and avoid deteriorating our margins while reducing overall risk exposure to any one borrower.  However, we also have originated larger loans when we are able to find participants to purchase a participation interest in the loan.  This generates servicing fee income while allowing us to minimize our risk exposure on the loan. We believe we have found a good mix in loan size that allows us to take advantage of quality lending opportunities. Our average net loan balance decreased from $928 thousand at December 31, 2015 to $919 thousand at December 31, 2016.  In addition, over the past few years, we have substantially expanded our relationships with credit unions throughout the United States and believe these relationships will enable us to increase the amount of loan participation interests we sell and service for others.

The careful management of our mortgage portfolio, especially in regard to our impaired loans, has helped us stabilize our delinquency ratio under 1%.  Our delinquency ratio at December 31, 2016 was 0.9%, as compared to 0.78% at December 31, 2015.  As further evidence of improving conditions of our loan portfolio, our investment in non-performing loans has decreased from $11.9 million at December 31, 2015 to $8.9 million at December 31, 2016. We have several borrowers whose financial conditions required restructuring of their loans; and we performed one of these restructures in 2016.  We had two loans default during 2016 that were not considered impaired loans in prior years and were not restructured.  We attempt to manage these loans in such a way to avoid foreclosure and minimize losses. This careful management resulted in one previously impaired loan being restored to performing status during the year.

Foreclosed Asset Transactions.    ECCU reached a selling agreement in December 2015 to sell one of our remaining properties in Palm Beach County, Florida in which we held an ownership interest.  The price agreed upon allowed us to reduce our valuation allowance on that property by $271 thousand.  The sale transaction closed in March 2016 and we recognized $55 thousand as a gain on sale.  ECCU also reached an agreement to sell another of the properties in which we owned an interest in a real estate owned asset in Fort Worth, Texas.  This sale closed in March, 2016 and we recognized a gain of $223 thousand on the sale of this property.

In January 2016, we completed a transaction to transfer interest of a parcel of vacant land in Santa Clarita, California to a joint venture. This property was a foreclosed asset.  See “Item 2, Properties”.  Our initial investment in the joint venture was $900 thousand, which was equal to the net investment we carried in the property at December 31, 2015.  Due to operating costs of the joint venture, our investment is now valued at $892 thousand.  After performing an evaluation of the venture, we have concluded that it is not impaired.

In June 2016, we disposed of the final real estate foreclosed asset on our balance sheet when ECCU reached an agreement to sell a property in which we owned an interest.  This property had been written off entirely, and we did not earn any gain on sale as a result of this transaction.

As of December 31, 2016 and as of the date of this Report, we do not own any foreclosed assets.

Enhancing our Capital Funding Sources.  Since the credit crisis of 2008, we have not been able to find a replacement for our institutional credit facilities.  While the refinancing transactions we entered into on November 4, 2011 with the NCUA to amend our Members United and WesCorp credit facilities, including the subsequent amendments thereto, have significantly contributed to our return to sustained profitability, these refinancing transactions are not sources of new funding and do not provide the resources we need to grow our business.

We believe that we have created the capacity to originate, underwrite and service a larger quantity of mortgage loans and have developed new relationships that will enable us to sell loan participations and effectively leverage our capital assets in a profitable manner.  During 2016, we continued our loan participation sales strategy and closed $14.3 million in loan participation sales for the year.  Due to high cash balances at certain points during the year, we only pursued participation sales opportunities during periods where cash was needed to originate new loans or to ensure liquidity standards were maintained.  Assuming our liquidity sources of capital remain intact, we intend to continue to utilize existing relationships with other credit unions and CUSOs to sell as much as 90% of qualifying loans we originate and use these funds to originate additional loans.

Since the middle of 2015, the main source of our capital funding has been through MP Securities’ sale of our investor notes through various securities offerings.  In January 2015, we registered $80 million of our Class 1 Notes pursuant to a Registration Statement filed with the SEC.  With this new Registration Statement, the Class 1 Notes replaced our Class A Notes.  On January 15, 2015, we also began to sell our Secured Investment Notes pursuant to a private placement memorandum under the provisions of Rule 506 promulgated under the Securities Act of 1933, as amended.  The sustained success of our note program is also due in part to networking agreements reached with ECCU and ACCU during the last half of 2015. Through these agreements and by offering a number of different products through our public and private placement offerings, we believe we have developed a viable program to offer debt securities for purchase by individuals, churches, institutional investors, and IRA investments to an expanded group of potential investors.  During 2016, MP Securities sold $28.9 million of our publicly and privately offered debt securities, $22.1 million of which represented new investments rather than repurchases of notes using maturing note principal.

We will continue to rely heavily on investor note sales and supplement funds received from those sales with sales of participation interests in our mortgage loan investments.  Due to our positive earnings and improved financial health over the last two years, we are pursuing the possibility of utilizing short-term credit facilities for immediate cash needs to originate loans or maintain liquidity.

Diversify Our Revenue Sources.  Since inception, our primary source of revenue has come from the net interest margin we earn on our mortgage loan investments.  After the financial crisis of 2008 and a resulting lack of liquidity in credit markets, we deleveraged our balance sheet, which reduced the net interest income we receive on our investments.  In response to these developments, over the past several years we have undertaken efforts to expand the scope of revenue generating services we offer in an effort to make us less dependent on a favorable net interest rate margin from our mortgage loan investments to make the Company less susceptible to unfavorable changes in interest rates.  Because we possess the capability to service our own loans, we have significantly increased the portion of our wholly-owned loan portfolio that we service ourselves, thereby reducing the costs of third party servicers and increasing net interest earned on those loans.   We now service 150 of the 161 loans in our portfolio.  We also use our servicing capabilities to service loan participations for others.  We sold $14.3 million in loans to credit unions and other investors during 2016.  These sales generated $135 thousand in gains during the year, and combined with other participations that we service, helped to generate $146 thousand in servicing fee income.  As of December 31, 2016, we service $39.9 million in loan participations for investors.

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

On July 11, 2013, MP Securities executed a new Membership Agreement with FINRA which authorized it to act on a fully disclosed basis with a clearing firm and expand the brokerage activities and types of investment products which can be sold.  In addition, on July 11, 2013, the State of California granted its approval for MP Securities to provide registered investment advisory services.  Finally, on September 26, 2013, MP Securities entered into a clearing firm agreement with Royal Bank of Canada Dain Rauscher (RBC Dain) thereby enabling it to open brokerage accounts for its customers.  This enables MP Securities to offer a broad scope of investment products to better serve the Company’s clients and customers.  In March of 2013, the State of California approved the formation of a dba, Ministry Partners Insurance Agency which now enables the Company to sell a variety of insurance products.

During the past several years, we have expended substantial resources and capital to broaden the sources of capital it relies on to fund its operations and enhance its ability to generate non-interest earning revenue sources.  Undertaking this task has required us to meet and satisfy various regulatory approvals and licensing requirements.  With the expansion of our Membership Agreement as approved by FINRA, approval as a California registered investment advisory firm, formation and approval of a California insurance agency and entering into a clearing firm arrangement with RBC Dain, we have obtained the necessary approvals that will enable us to recruit qualified and profitable investment advisers and increase the number of clients, ministries and households we serve.  An intended byproduct of this approach will be to increase funding through sales of our debt securities, reduce our dependency on large credit facilities provided by institutional lenders, enhance our liquidity and funding capabilities, and gain greater control over our asset / liability management process.

MP Securities has also entered into networking agreements with our largest equity owner, ECCU, and with ACCU, a Glendora, California-based credit union, to provide investment services, insurance services, and financial planning assistance to their members.  As part of this arrangement, MP Securities remits a portion of the gross commission received on any transactions consummated to ECCU or ACCU as a result of the products purchased through MP Securities.  By entering into these networking agreements, MP Securities has been able to expand its client base, offer non-proprietary products and services to the credit unions it serves and their members and generate fee income.

By increasing the scope of the services it can offer and entering into networking arrangements with credit unions, MP Securities has been able to recruit a sales force of registered representatives dedicated to managing our clients’ wealth in a manner consistent with the principles of Biblical stewardship, and act as a selling agent in the distribution of our debt securities.  In 2016, MP Securities’ marketing and sales efforts resulted in an increase in fee and commission revenue for 2016 of $161 thousand as compared to 2015.  If MP Securities continues to successfully implement its strategy, we will be able to (i) strengthen the profitability of our core operations; (ii) grow our balance sheet and ramp up the origination of profitable mortgage loans; (iii) introduce new clients to our proprietary investment products and address the challenges we faced with the overconcentration and suitability standards imposed on the sale of our publicly offered debt securities by regulatory authorities; (iv) increase fee income from assets under management; (v) improve client and investor retention and the renewal rate of our debt securities investors; and (vi) leverage the experience and intellectual capital of our management team through increased loan origination fees and servicing income.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements in the year of adoption, through cumulative adjustment while the guidance related to equity securities without readily determinable fair values, should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements in the year of adoption using a modified retrospective approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-02 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method invitees, (vii) beneficial interest in securitizations transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. If it is impracticable for a company to apply ASU 2016-15 retrospectively, requirements may be applied prospectively as of the earliest date practicable. We are currently evaluating the potential impact of the pending adoption of ASU 2016-15 on our consolidated financial statements.

In December 2016, FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to provide clarification of aspects of the guidance issued in ASU 2014-09. ASU 2016-20 addresses (i) loan guarantee fees, (ii) impairment testing of contract costs, (iii) provisions for losses on construction-type and production-type contracts, and (iv) various disclosures. ASU 2016-20 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. We are currently evaluating the potential impact of the pending adoption of ASU 2016-20 on our consolidated financial statements, and we have not yet identified which transition method will be applied upon adoption.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for (i) transactions which the acquisition date occurs before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or (ii) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The guidance requires companies to apply the requirements prospectively. ASU 2017-01 is not expected to have a significant impact on our consolidated financial statements.

Consolidated Financial Condition and Results of Operations

Our Balance Sheet for the Years Ended December 31, 2016 and 2015

			Comparison
	2016	2015	$ Difference	% Difference
	(Audited)	(Audited)
Assets:
Cash	$9,683	$10,959	$(1,276)	(12%)
Loans receivable, net of allowance for loan losses of $1,875 and $1,785 as of December 31, 2016 and 2015, respectively	144,264	132,932	11,332	9%
Accrued interest receivable	657	545	112	21%
Investments	892	--	892	100%
Property and equipment, net	115	58	57	98%
Foreclosed assets, net	--	3,486	(3,486)	(100%)
Other assets	427	356	71	20%
Total assets	$156,638	$149,022	$7,702	5%
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$86,326	$90,237	$(3,911)	(4%)
Notes payable, net of debt issuance costs	60,479	49,793	10,686	21%
Accrued interest payable	173	141	32	23%
Other liabilities	853	693	160	23%
Total liabilities	147,831	140,864	6,967	5%
Members' equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(4,417)	(5,066)	649	(13%)
Total members' equity	8,807	8,158	649	8%
Total liabilities and members' equity	$156,638	$149,022	$7,616	5%

General.  The $7.6 million increase in total assets at December 31, 2016, as compared to December 31, 2015 is due primarily to an increase in loans receivable.  Our investor notes payable increased by $10.7 million during the year.  By increasing the sale of investor notes, we generated enough cash to originate $42.7 million in loans during the year.  The $42.7 million in new loan originations is the largest amount of new loans generated by the Company in a single year since its inception.

These originations were offset by $17.4 million in principal paydowns in our loan investments during the year ended December 31, 2016.  Included in these paydowns was $12.7 million of loans that paid off and could not be renewed under similar terms.  During 2016, we sold participations in 22 loans to other credit unions and CUSOs for a net of $14.3 million.

Our mortgage loan portfolio consists entirely of loans made to evangelical churches and ministries.  All but four of these loans are secured by real estate collateral, while four loans that represent 0.8% of our portfolio are unsecured.  Our portfolio carried a weighted average interest rate of 6.28% at December 31, 2016 and December 31, 2015.

Non-performing Assets.  Non-performing assets consist of non-accrual loans, restructured loans, and foreclosed assets, which include real estate properties we own.  Non-accrual loans include any loan that becomes 90 days or more past due, loans where terms have been modified in a favorable manner to the borrower due to financial difficulty (“troubled debt restructurings”), and any other loan where management assesses full collectability of principal and interest to be in question.  Once a loan is put on non-accrual status, the balance of any accrued interest is immediately reversed.  Loans past due 90 days or more will not return to accrual status until they become current.  Troubled debt restructurings will not return to accrual status until they perform according their modified payment terms without exception for at least six months.

Some of our non-accrual loans are considered collateral-dependent.  A loan is construed to be collateral-dependent when repayment of principal and interest is expected to come solely from the sale of the property and income received on the underlying collateral.  For impaired collateral-dependent loans, any payment of interest we receive from a borrower is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered to be collateral-dependent, we do not accrue interest income, but we recognize income on a cash basis.

We had ten non-accrual loans with a recorded balance of $8.9 million and eight non-accrual loans with a recorded balance of $8.8 million as of December 31, 2016 and 2015, respectively.  At December 31, 2016, nine of these loans are considered collateral-dependent while one is considered non-collateral dependent.  We had one loan that was considered impaired at December 31, 2015 that we refinanced during 2016.  Due to improved financial conditions of the borrower, we were able to reclassify the loan as a performing loan.

We sold or transferred all of our remaining foreclosed real estate assets during the year ended December 31, 2016 and did not initiate foreclosure proceedings on any additional properties during 2016.  As of December 31, 2016, we have no foreclosed real estate assets.

The following table summarizes our non-performing assets:

Non-performing Assets
($ in thousands)

	December 31, 2016	December 31, 2015

Non-Performing Loans:[1]
Collateral Dependent:
Delinquencies over 90-Days	$233	$--
Troubled Debt Restructurings[2]	6,544	6,951
Other Impaired Loans	453	--
Total Collateral Dependent Loans	7,230	6,951
Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Troubled Debt Restructurings	1,648	4,941
Total Non-Collateral Dependent Loans	1,648	4,941
Loans 90 Days past due and still accruing	--	--
Total Non-Performing Loans	8,878	11,892
Foreclosed Assets	--	3,486
Total Non-performing Assets	$8,878	$15,378

1  These loans are presented in an amount equal to the unpaid principal less interest payments received which have been recorded against principal.

2  Includes $1.1 million of restructured loans that were over 90 days delinquent as of December 31, 2016 and 2015.

At December 31, 2016, the Company held eight restructured loans, all of which were on non-accrual status.  Two of these loans were over 90 days delinquent.  At December 31, 2015, the Company held had nine restructured loans, eight of which were on non-accrual status.  One of these loans was over 90 days delinquent.    For all restructured loans in our portfolio at December 31, 2016, unpaid accrued interest at the time of the loan restructure was added to the principal balance of the loan.  The amount of interest added was also recorded as a loan discount, which did not increase the net loan balance.  In addition, for each of the restructured loans, the interest rate was temporarily decreased and the payments were restructured to a weekly basis from a monthly basis.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan restructured.

As of December 31, 2015, we held four foreclosed real properties with a net value of $3.5 million, which includes $1.1 million in valuation allowances against the properties.  Effective as of December 31, 2016, all of the Company’s foreclosed properties have been disposed of.

As of December 31, 2016 and 2015, the balances of impaired loans were as follows:

	December 31,	December 31,
	2016	2015

Impaired loans with an allowance for loan loss	$4,327	$10,012
Impaired loans without an allowance for loan loss	4,551	1,880
Total impaired loans	$8,878	$11,892

Allowance for loan losses related to impaired loans	$1,072	$1,115
Total non-accrual loans	$8,878	$8,779
Total loans past due 90 days or more and still accruing	$--	$--

Information regarding interest income recognized on impaired loans for the years ended December 31, 2016 and 2015, is as follows:

	2016	2015

Average investment in impaired loans	$8,464	$11,348

Interest income recognize on impaired loans	44	261
Interest income recognized on impaired loans attributable to their change in present value	5	22
Total interest income recognized on impaired loans	$49	$283

No additional funds were committed to be advanced in connection with impaired loans as of December 31, 2016.

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

We also examine our entire loan portfolio regularly to identify individual loans which we believe have a greater risk of loss than is addressed by general reserves.   These are identified by examining delinquency reports, both current and historic, monitoring collateral value, and performing a periodic review of borrower financial statements.  For loans that are collateral dependent, management first determines the value at risk on the investment, defined as the unpaid principal balance, net of discounts, less the collateral value net of estimated costs associated with selling a foreclosed property.  This entire value at risk is reserved.  For impaired loans that are not collateral dependent, management will record an impairment based on the present value of expected future cash flows.  Loans that carry a specific reserve are formally reviewed quarterly, although reserves will be adjusted more frequently if additional information regarding the loan’s status or its underlying collateral is received.

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

During 2016, we made adjustments to the reserves on several of our impaired loans based on changes in the circumstances of the borrower as well as updated collateral valuations of the properties securing our collateral-dependent loans. We were able to refinance one of our non-collateral-dependent loans and reclassify it as a performing loan, which allowed us to recover $135 thousand in specific reserves and transfer $150 thousand in specific reserves to general reserves.  We recorded $370 thousand in additional specific reserves on loans where the estimated value of the collateral decreased, and recovered $236 thousand in reserves on loans where we received favorable collateral valuations from appraisals.  We also recorded $33 thousand in specific reserves on a loan that was classified as collateral-dependent during the year.  We recorded a partial charge-off of $20 thousand according to the terms of a restructured loan agreement we have with a borrower.  We recovered $2 thousand in allowances related to a loan participation charged off in 2015 and we recorded $5 thousand in interest income related to changes in the net present value of non-collateral-dependent impaired loans.

In September 2015, ECCU reached a settlement with a title company in connection with a foreclosure action on a loan in which we held a 64.8% loan participation interest.  As a result of the settlement agreement, we were able to reverse $190 thousand in specific reserves previously recorded on this loan. We also charged off $143 thousand in allowances related to the loan.

After charging it off, we also recovered $20 thousand in foreclosure related costs that were reimbursed.  Due to the performance of the borrower of one of our other impaired loans, we reclassified the loan from collateral-dependent to non-collateral-dependent.  As a result of this reclassification, we changed our reserve method on this loan from using the difference between the discounted collateral value and our investment in the loan to using the difference between the net present value of expected future cash flows on the loan and our investment.  With this change in the method we used to establish a reserve on this loan investment, we were able to record $400 thousand in credits for loan losses previously taken. In addition, we recorded specific reserves on several other loans which we restructured during the year.

The activity in the allowance for loan losses for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015

Balance, beginning of period	$1,785	$2,454
Provision (credit) for loan loss	113	(524)
Chargeoffs	(20)	(143)
Recoveries	2	20
Transfer to loan discount	--	--
Accretion of allowance related to restructured loans	(5)	(22)
Balance, end of period	$1,875	$1,785

The process of providing adequate allowance for loan losses involves management estimates and, as a result, future losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At December 31, 2016 and December 31, 2015, the allowance for loan losses was $1.9 million and $1.8 million, respectively, which represented 1.27% and 1.31% of our gross loans receivable at those respective dates.

	Allowance for Loan Losses
	as of and for the

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Balances:	($ in thousands)
Average total loans outstanding during period	$140,379	$131,880
Total loans outstanding at end of the period	$147,982	$136,376
Allowance for loan losses:
Balance at the beginning of period	$1,785	$2,454
Provision (credit) charged to expense	113	(524)
Charge-offs
Wholly-Owned First	20	40
Wholly-Owned Junior	--	--
Participation First	--	103
Participation Junior	--	--
Total	20	143
Recoveries
Wholly-Owned First	--	--
Wholly-Owned Junior	--	--
Participation First	(2)	(20)
Participation Junior	--	--
Total	(2)	(20)

Net loan charge-offs	18	123
Accretion of allowance related to restructured loans	5	22

Balance	$1,875	$1,785

Ratios:
Net loan charge-offs to average total loans	0.01%	0.09%
Provision (credit) for loan losses to average total loans[1]	0.08%	(0.40)%
Allowance for loan losses to total loans at the end of the period	1.27%	1.31%
Allowance for loan losses to non-performing loans	21.12%	15.01%
Net loan charge-offs to allowance for loan losses at the end of the period	0.96%	6.89%
Net loan charge-offs to provision (credit) for loan losses	15.93%	(23.47)%

NCUA Credit Facilities.  The decrease in NCUA credit facilities is the result of $3.9 million in regular monthly payments we made on our NCUA credit facilities. We did not make any additional principal payments during the year.  The remaining balance on these facilities totals $86.3 million and bears interest at a rate of 2.525% pursuant to agreements entered into with the NCUA in November 2011.  In November 2016, we reached an agreement with the NCUA to extend the maturity date of the facilities to November 2026.  For further discussion concerning our borrowings and credit facilities see Item 7, “Credit Facility Borrowings.”

Notes Payable.  Our investor notes payable consist of debt securities sold under publicly offered debt securities offerings as well as notes sold to accredited investors in private offerings.  Sales of the Company’s  notes are now being handled by our wholly-owned subsidiary, MP Securities, which is a broker-dealer firm subject to regulation by FINRA, the SEC and applicable state regulatory authorities.  MP Securities continues to expand its operations and transition into a more diversified financial services firm.  In addition to the networking agreements reached in 2015 with ECCU and ACCU, MP Securities has also developed relationships with institutional investors that are able to purchase larger investments in our debt securities offerings.  As a result of these relationships, investor notes payable increased by $10.7 million during the year ended December 31, 2016.  Notes payable are presented net of debt issuance costs, which represents legal costs incurred in preparing and filing our note prospectuses and investor related disclosure documents.

Members’ Equity.  Total members’ equity increased in 2016 due mainly to our net income of $922 thousand, which was offset by $202 thousand of regular dividend payments and $71 thousand of net profit distributions declared on our Series A Preferred Units. We did not repurchase any ownership units during the years ended December 31, 2016 and 2015.

Results of Operations for the Years Ended December 31, 2016 and December 31, 2015

	Years ended		Comparison
	December 31,

	2016	2015	$ Difference	% Difference
Interest income:
Interest on loans	$8,803	$8,034	$769	10%
Interest on interest-bearing accounts	33	20	13	65%
Total interest income	8,836	8,054	782	10%
Interest expense:
NCUA credit facilities	2,241	2,328	(87)	(4%)
Notes payable	1,969	1,787	182	10%
Total interest expense	4,210	4,115	95	2%
Net interest income	4,626	3,939	687	17%
Provision (credit) for loan losses	113	(524)	637	(122%)
Net interest income after provision for loan losses	4,513	4,463	50	1%
Non-interest income:
Broker-dealer commissions and fees	687	525	162	31%
Other lending income	390	307	83	27%
Total non-interest income	1,077	832	245	29%
Non-interest expenses:
Salaries and benefits	2,785	2,871	(86)	(3%)
Marketing and promotion	131	104	27	26%
Office occupancy	147	143	4	3%
Office operations	1,358	1,292	66	5%
Foreclosed assets, net	(281)	(20)	(261)	1305%
Legal and accounting	506	527	(21)	(4%)
Total non-interest expenses	4,646	4,917	(271)	(6%)
Income (loss) before provision for income taxes	944	378	566	150%
Provision for income taxes and state LLC fees	22	21	1	5%
Net income (loss)	$922	$357	$565	158%

In 2016, we recognized net income of $922 thousand due to several different factors.  As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2016, as compared to 2015 were:

Increase in Interest Income.  Interest income on our mortgage loan investments increased by 10% in 2016 as compared to 2015.  This is due to the 8% increase in average interest-earning loans as well as additional interest income recognized from accelerated deferred fee amortization when we sold $14.3 million in loan participation interests throughout the year.  Interest income recognized on interest-bearing accounts increased by 65% during the year as we entered into several new banking relationships where we could earn additional interest on the funds maintained in those accounts.

Increase in Net Interest Income.  Interest expense on our borrowings decreased during the year due to principal payments made on our NCUA borrowings. Interest expense on our notes payable increased by $182 thousand for the year ended December 31, 2016.  The average rate paid on our investor notes decreased from 3.70% for the year ended December 31, 2015 to 3.56% for the year ended December 31, 2016 as our Class A Notes mature and are replaced by Class 1 Notes, which bear interest at lower rates. However, this decrease in rates paid on our investor notes was offset by an increase in average notes payable of $6.1 million, or 13.1%, which led to the 10% increase in note payable interest expense.  The $782 thousand increase in interest income combined with the $95 thousand increase in interest expense resulted in a 17% increase in net interest income for the year.

Provisions for Loan Losses.  As described above, we increased several of our specific reserves on collateral-dependent loans, while we were able to reverse reserves on several other loans where the estimated collateral value increased during the year ended December 31, 2016.  The increase in loans receivable also contributed to an increase in general reserves, which generated additional provisions for loan losses.  These factors led to $113 thousand in provisions taken during the year ended December 31, 2016.  Conversely, for the year ended December 31, 2015, we were able to record credits for loan losses of $524 thousand due to a settlement reached on one of our impaired loans as well as the reclassification of one of our collateral-dependent loans to non-collateral-dependent.  Despite the fact that we recorded $637 thousand in additional expense related to provisions in 2016, gains made in our net interest income during the year ended December 31, 2016 resulted in a 1% increase in net interest income after provisions for loan losses.

Improvements in Non-Interest Related Income.  We received other income of $1.1 million for the year ended December 31, 2016 which is an increase of $245 thousand from the year ended December 31, 2015.  This increase in other income is due primarily to gains on the sale of loan participation interests of $86 thousand, as well as agreements reached with ECCU to provide servicing and lending-related services that generated $70 thousand in additional income.  These increases were offset by a decrease in late charges of $46 thousand, as we had received a large, one-time late charge of $48 thousand in 2015.

We also earned $162 thousand in additional income in 2016 related to our broker-dealer subsidiary.  Expanding our client base and utilizing networking agreements with credit unions allowed us to recognize $135 thousand in additional commissions on insurance products and annuities, $53 thousand in additional income on the sale of real estate investment trusts and 401k planning services, and $9 thousand in additional advisory fees.

Decline in Salaries and Benefits Expense.  Salaries and benefits expenses for the year ended December 31, 2016 decreased by $86 thousand from the year ended December 31, 2015, primarily to $222 thousand in salary expense accrued as part of a severance agreement reached with our former President upon his retirement from the Company at the end of 2015.  This decrease was partially offset by an increase in bonuses of $171 thousand paid for the year ended

December 31, 2016, as the Board of Managers approved discretionary bonuses for our employees in recognition of the Company’s financial performance for the year.

Increase in Office Operations Expense.  Office operations expenses increased by $70 thousand for the year ended December 31, 2016 as compared to 2015.  Although several factors contributed in small ways to the increase, the largest factor was an $84 thousand increase in fees paid to ACCU and ECCU under the networking agreements that MP Securities entered into with those two credit unions in 2015.

Increase in Net Income from Foreclosed Assets.  Net income from foreclosed assets increased by $261 thousand for the year ended December 31, 2016.  As described above, we disposed of our remaining foreclosed assets during 2016, which had two primary effects.  First, we were able to sell the properties at a higher value than we had recorded them, realizing gains of $278 thousand on two property sales.  Second, our net expenses for the management of foreclosed real estate assets totaled $123 thousand in 2015.  By disposing of the properties early in 2016, we were able to decrease our net expenses paid in the management of foreclosed assets to $4 thousand.

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

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Years Ended December 31,
	(Dollars in Thousands)
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$14,024	$33	0.24%	$16,323	$20	0.12%
Interest-earning loans [1]	130,725	8,803	6.73%	120,951	8,034	6.64%
Total interest-earning assets	144,749	8,836	6.10%	137,274	8,054	5.87%
Non-interest-earning assets	8,557	--	--	11,918	--
Total Assets	153,306	8,836	5.76%	149,194	8,054	5.40%
Liabilities:
Public offering notes – Class 1	24,769	771	3.11%	6,474	203	3.14%
Public offering notes – Class A	21,242	799	3.76%	33,291	1,246	3.74%
Special offering notes	1,934	81	4.19%	3,252	112	3.44%
International notes	53	2	3.77%	146	4	2.74%
Subordinated notes	4,749	229	4.82%	3,502	166	4.74%
Secured notes	2,637	87	3.30%	1,660	56	3.37%
NCUA credit facilities	88,495	2,241	2.53%	92,191	2,328	2.53%
Total interest-bearing liabilities	$143,879	$4,210	2.93%	$140,516	$4,115	2.93%
Net interest income		$4,626			$3,939
Net interest margin [2]			3.02%			2.64%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets increased to $144.7 million during the year ended December 31, 2016, from $137.3 million, an increase of $7.5 million or 5%. The average yield on these assets increased to 6.10% for the year ended December 31, 2016 as compared to 5.87% for the year ended December 31, 2015.  The yield on interest-earning loans increased to 6.73% from 6.64% due to an increase in loan participation interest sales that resulted in the accelerated amortization of deferred fees.  The weighted average interest rate of the portfolio stayed constant at 6.28%.  The yield on our interest-earning accounts with other financial institutions increased to 0.24% for the year ended December 31, 2016 as compared to 0.12% for the year ended December 31, 2015.  For cash management purposes and in an effort to decrease concentration risk, we have diversified our banking relationships and have placed cash in money market accounts that give us flexibility and earn higher interest rates. This increase in interest earned on cash and the increase in loan sales caused our yield on interest-earning assets to rise in 2016.  Due to the sale of our foreclosed real estate assets, we have decreased our non-interest-earning assets by $3.4 million, which, when combined with the higher yield earned on interest-earning assets, increased the yield on our total assets by 34 basis points from 5.40% for the year ended December 31, 2015 to 5.76% for the year ended December 31, 2016.

Average interest-bearing liabilities, consisting primarily of investor notes and credit facility borrowings, increased to $143.9 million during the year ended December 31, 2016, from $140.5 million during 2015. The average rate paid on these liabilities stayed constant at 2.93% for the years ended December 31, 2016 and 2015. The interest rate on our NCUA borrowings is fixed at 2.525% until the facility matures in 2026.  The weighted average rate paid on our notes decreased from 3.70% to 3.56%, but our notes comprised a larger portion of interest-bearing liabilities during 2016, so the average rate paid on our liabilities remained the same.  As the total amount of our investor notes grow and our NCUA facilities decrease, we anticipate that the average rate paid on these liabilities will increase.  As a result, we are exploring options to reduce the rates paid on our investor note products to adjust to changes in the interest rate environment and our cost of funds.

Net interest income for the year ended December 31, 2016 was $4.6 million, which was an increase of $687 thousand, or 17%, from the prior year. Net interest margin increased from 2.64% for the year ended December 31, 2015 to 3.02% for the year ended December 31, 2016.

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

Average interest-bearing liabilities, consisting primarily of investor notes and credit facility borrowings payable, decreased to $140.5 million during the year ended December 31, 2015, from $145.7 million during 2014. The average rate paid on these liabilities decreased to 2.93% for the year ended December 31, 2015, from 2.99% for 2014. The decrease in the rate paid on interest-bearing liabilities was the result of lower interest rates paid on our investor debt securities.  While LIBOR rates steadily increased in 2015, we eliminated a class of notes in our Class 1 Notes offering that paid higher than average rates.  The average rates paid on our investor notes decreased from 3.82% during the year ended December 31, 2014 to 3.70% for the year ended December 31, 2015. The interest rate on our NCUA borrowings is fixed at 2.525% until the facility matures in 2026.

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

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(3)	$16	$13
Total loans	397	372	769
	394	388	782
Increase (Decrease) in Interest Expense:
Public offering notes – Class A	570	(2)	568
Public offering notes – Class 1	(453)	6	(447)
Special offering notes	(51)	20	(31)
International notes	(4)	2	(2)
Subordinated notes	60	3	63
Secured notes	32	(1)	31
NCUA credit facilities	(93)	6	(87)
	61	34	95
Change in net interest income	$333	$354	$687

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$19	$(41)	$(22)
Total loans	(839)	(171)	(1,010)
	(820)	(212)	(1,032)
Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(193)	(31)	(224)
Public offering notes – Alpha Class	203	--	203
Special offering notes	(22)	(27)	(49)
International notes	(7)	(2)	(9)
Subordinated notes	(73)	(3)	(76)
Secured notes	46	1	47
NCUA credit facilities	(138)	--	(138)
	(184)	(62)	(246)
Change in net interest income	$(636)	$(150)	$(786)

Cash and Cash Equivalents

We experienced a decrease in our cash during the twelve months ended December 31, 2016 in the amount of $1.4 million, as compared to a net increase of $9.8 million for the twelve months ended December 31, 2015. The decrease is primarily due to a historic high of loan originations funded by the Company in 2016.

Net cash provided by operating activities totaled $442 thousand for the twelve months ended December 31, 2016, an increase of $724 thousand from $282 thousand used by operating activities during the twelve months ended December 31, 2015.  This is due to an increase in net income arising from interest income.  We experienced non-cash contributions to our net income, but even after accounting for these, our operating activities provided cash for 2016 to fund our operations and mortgage investments.

Net cash used by investing activities totaled $8.3 million during the twelve months ended December 31, 2016, compared to $1.4 million used during the twelve months ended December 31, 2015, an increase in cash used of $6.9 million. This difference is attributable to a $16.1 million increase in loan originations during the year as compared to 2015.  The loan funding activity was offset by an increase in loan participation sales of $8.2 million and an increase in foreclosed asset sales of $2.3 million.  We experienced $1.2 million less in loan payoffs in 2016 as compared to 2015, which decreased the amount of principal we collected from borrowers.  In 2017, we expect to continue to grow our balance sheet through the funding of new loans and partially finance the origination of these loans through the sale of loan participation interests.

Net cash provided by financing activities totaled $6.5 million for the twelve-month period ended December 31, 2016, an increase of $10.4 million from $3.9 million used in financing activities during the twelve months ended December 31, 2015.  We substantially expanded our investor note sale program during 2016 and increased our net notes sales by $10.6 million in 2016 as compared to 2015, which accounted for the increase in cash provided by financing activities.

Liquidity and Capital Resources

We rely on cash generated from our operations, cash reserves and proceeds from the sale of loan participations and investor notes to meet our obligations as they arise.  In addition, we earn cash from other revenue-generating activities, chiefly commissions on securities sales and fees earned from managing client investments through our wholly-owned broker-dealer, MP Securities and fees generated from services provided to credit unions and loan servicing capabilities and other services we provide to credit unions and CUSOs.  We require cash to originate and acquire new mortgage loans, repay indebtedness, make interest payments to our note investors and pay expenses related to our general business operations.  We intend to continue our current liquidity plan which relies primarily on cash generated by operations, cash reserves and proceeds from the sale of debt securities.  However, we intend to supplement this liquidity plan by selling loan participations when necessary, as well as through the generation of additional sources of non-interest income. We are also exploring the possibility of obtaining short-term funding for loan originations and liquidity needs through institutional credit facilities.

Our management team regularly prepares liquidity forecasts which we rely upon to ensure that we have adequate liquidity to conduct our business.  While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be accurate.  While our liquidity sources that include cash, reserves and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets and raise additional debt or equity capital is less certain and less immediate.

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

We may not be able to obtain desired financing from an institutional lender on terms and conditions acceptable to us.  We feel that our positive earnings and healthy financial position over the last two years has positioned the Company to obtain financing, we cannot guarantee that these sources of cash will be available to us.  Our liquidity concerns for the near future were significantly reduced by the agreement reached with the NCUA to extend the maturity date of our borrowings under these facilities from 2018 to 2026.  While the agreement requires an additional $80 thousand in monthly payments, we believe that we can generate enough cash through operations and investor note sales to make those payments without eroding our liquidity.  This agreement obviates the need to obtain $80 million in financing sources to replace the NCUA credit facilities when they were scheduled to mature in October 2018.

Our liquidity ratio was 15.52% at December 31, 2016, which is well within our policy and operational comfort.  Our liquidity ratio is calculated as our cash balance divided by our total liabilities less the portion of our line of credit facilities due after one year.

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

Due to suitability and investment concentration limitations for investments made in our publicly offered debt securities, some of our investors were prevented from renewing or making investments in our publicly offered debt securities.  Due to those restrictions, the renewal rate fell to 34% in 2013.  The renewal rate increased to 53% for 2014, 55% for 2015, and to 56% for 2016 as we are now serving clients that meet these suitability restrictions and are offering other investment products to investors whom may need to diversify their investments.  We believe that the networking agreements entered into with ACCU and ECCU, as well as relationships developed with institutional investors, led to substantial increases in investor note sales in 2016.

We believe that the variety of note products we provide through public and private offerings give our clients options for suitable investments and we are continuing to explore options to provide proprietary investment products that meet the investment objectives of our investors.  While we do not expect that our investor renewal rate will necessarily return to the historic renewal rates we enjoyed prior to 2012, we expect continued improvement in our investor renewal rates over the next few years.

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

We are also continuing to explore the possibility of obtaining a line of credit facility that would provide short-term financing for funding new loans which we would then offer for sale in the loan participation market.  We are seeking to partner with other credit unions that may have an interest in originating or investing in new business loans that are made to churches and ministries that meet our underwriting guidelines.

Credit Facilities Developments

As of December 31, 2016, our credit facilities’ commitments, amounts available and principal amounts outstanding were as follows:

National Credit Union Administration Facilities

On November 4, 2011, we and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union entered into an $87.3 million credit facility refinancing transaction which amended and restated a $100 million credit line we entered into with Members United on May 7, 2008.  On the same date, we and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union entered into a $23.5 million credit facility which amended and restated a credit facility agreement we had previously reached with WesCorp (collectively, the Members United Facility and WesCorp Facility Extension are hereinafter referred to as the “NCUA Facilities”).    Accrued interest is due and payable monthly in arrears at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the facility may not be re-borrowed.

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

The NCUA Facilities require collateral to be maintained in the form of loans receivable pledged to secure the facilities.  The facility which was an amendment of our Members United Facility required the total balance of the loans securing the facility to be 128% of the facility’s balance.  The WesCorp Facility Extensionrequired a collateralization ratio of 150%.  On March 30, 2015, we reached an agreement with the NCUA to amend the minimum collateralization covenants of both facilities, in addition to permitting the Company to deliver cash to meet minimum collateralization covenants.  For a list of the amendments made to the NCUA Facilities as compared to the original agreement, see “Amendments to our Credit Facility Agreements” below.

Amendments to our Credit Facility Agreements

On March 30, 2015, we and the NCUA agreed to an Amendment to the Loan and Security Agreement (the “LSA Amendments”) for both the Members United Credit Facility and the WesCorp Credit Facility.  Under the terms of the LSA Amendments, significant changes were made, which are disclosed in the following table:

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

On November 30, 2016, we and the NCUA agreed to extend the maturity date of both of the NCUA Facilities from October 2018 to November 2026.  As part of the agreement, the regular monthly principal and interest payments due on the two credit facilities were re-amortized.  Under the terms of the new agreement, we will now pay $579 thousand in monthly principal and interest payments and will be required make a final balloon payment of approximately $34 million in November 2026.  No other terms of the facilities were altered as part of this agreement.

Investor Notes

We also rely on the sale of our investor notes to provide the funding for origination and purchase of mortgage loan assets and fund our general operations.  As of December 31, 2016, a total of $60.6 million of our investor debt securities were issued and outstanding.  For further information on our investor notes, see Note 11,  Notes Payable in our accompanying audited consolidated financial statements for the year ended December 31, 2016.  Historically, we have offered investor notes under offerings registered with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.  Our Alpha Class Notes were initially registered with the SEC in July 2001 and an additional $75.0 million of new Alpha Notes were registered with the SEC in May 2007.  We discontinued the sale of our Alpha Class Notes in April, 2008.  As of December 31, 2016, none of these notes remained outstanding.

In addition to our Alpha Class Notes, in April 2008, we registered with the SEC an offering of $80.0 million of new Class A Notes that consisted of three series of notes, including a fixed series, flex series and variable series.  We registered an additional $100.0 million in Class A Notes with the SEC in June, 2010, and on June 24, 2011, we filed a registration statement with the SEC seeking to register an additional $75 million of our Class A Notes.  The Class A Notes offering expired on December 31, 2014 and no additional Class A Notes were sold in 2015.  As of December 31, 2016, $17.3 million in Class A Notes were outstanding.

The Class A Notes offering was replaced in January 2015 with the Class 1 Notes offering.  We registered $85 million of our Class 1 Notes in two series – fixed and variable notes.  The registration was declared effective on January 6, 2015.  Similar to our Class A Notes, our Class 1 Notes are all unsecured debt securities. The interest rates we pay on the fixed series notes are determined by reference to the “swap index”, an index that is based upon a weekly average swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued.  These notes bear interest at the swap index plus a rate spread of 1.70% to 2.50% and are issued in maturities ranging from 12 to 84 months.  The interest rates we pay on the variable series notes are determined by reference to the variable index in effect on the date the interest rate is set and bear interest at a rate of the swap index plus a rate spread of 1.50% to 1.80%.  Effective as of January 6, 2015, the variable index is defined under the Class 1 Notes as the three month LIBOR rate.  As of December 31, 2016, $32.9 million in Class 1 Notes were outstanding.

In addition to Class 1 Notes, we offer notes under several private placement offerings.  In March 2013, we began offering Series 1 Subordinated Capital Notes and International Notes to accredited investors, as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.  Effective as of January 15, 2015, we commenced the offering of our Secured Investment Notes under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.  The Secured Investment Notes are secured by either 100% of their outstanding balance in cash or 105% of their outstanding balance in loans receivable.  Investors have to meet certain criteria in order to purchase these notes and are also subject to suitability restrictions.  At December 31, 2016, $3.3 million, $5.1 million, and $54 thousand of our Secured Investment Notes, Subordinated Capital Notes, and International Notes were outstanding, respectively.

Of the $60.6 million in investor notes that are outstanding at December 31, 2016, $9.1 million are available to be withdrawn at any time without penalty while an additional $13.2 million will mature in 2017.  Historically, we have experienced a high rate of renewal or reinvestment by our note holders upon maturity of their notes.  We believe the historical record of repeat purchasers by our debt security investors supports our confidence in the future viability of our investor note program.

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

The MU Credit Facility and WesCorp Credit Facility Extension agreements contain a number of standard borrowing covenants, including affirmative covenants to maintain good and indefeasible title to the pledged collateral free and clear of all liens, to maintain a lockbox for the benefit of the lender to collect payments from borrowers on the collateral notes and comply with customary covenants for a transaction of this nature.  In addition, unless otherwise waived by the NCUA, we may not renew or extend an underlying mortgage loan unless a recent appraisal is completed for such mortgaged property, the loan continues to be amortized over the same period as the prior note and requires the borrower to submit quarterly financial statements in the event the borrower has negative annual net income or a debt service coverage ratio of less than 1.0 to 1.0.  We are in compliance with these covenants as of December 31, 2016.

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

In connection with the above-mentioned strategy, we simulate the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon.  Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under a 200 basis point increase in the interest rates as of December 31, 2016:

Change (in basis points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
+200	$5,140	$102	2.02%	3.20%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments.  The above profile illustrates that, if there were an immediate and sustained increase of 200 basis points in interest rates, our net interest income would increase by $102 thousand over the “base case” (i.e., no interest rate change) and our net interest margin would increase from 3.14% to 3.20%.  Our net interest margin will increase if rates rise.  We did not consider a decrease in interest rates in our analysis as interest rates remain at relatively low levels and have been increasing in the last year.  Based upon the review of management and our Board, we consider the results indicated by the report to be acceptable.

	Maturity Analysis
	as of December 31, 2016
	Amounts Subject to Maturity Within (dollars in thousands)
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Non-Maturity	Total
Assets
Cash with financial institutions	$9,683	$--	$--	$--	$--	$--	$--	$9,683
Loans, net of deferred fees	36,049	18,819	12,727	9,282	9,967	60,158	--	147,002
Allowance for loan losses and loan discount	--	--	--	--	--	--	(2,738)	(2,738)
Noninterest earning assets	--	--	--	--	--	--	2,091	2,091
Total assets	$45,732	$18,819	$12,727	$9,282	$9,967	$60,158	$(647)	$156,038

Liabilities
Borrowings from financial institutions	$4,822	$4,952	$5,078	$5,203	$5,341	$60,930	$--	$86,326
Notes payable	22,983	13,256	13,063	6,500	4,755	--	--	60,557
Other liabilities	--	--	--	--	--	--	948	948
Members' equity	--	--	--	--	--	--	8,807	8,807
Total liabilities and members' equity	$27,805	$18,208	$18,141	$11,703	$10,096	$60,930	$9,755	$156,638

Maturity gap	$17,927	$611	$(5,414)	$(2,421)	$(129)	$(772)	$(10,402)	$--
Cumulative maturity gap	$17,927	$18,538	$13,124	$10,703	$10,574	$9,802	$--	$--

The preceding table indicates that we have a positive one-year cumulative gap of $18.5 million at December 31, 2016.  This indicates that funds expected to become available in the next year due to maturing assets are greater than interest-bearing liabilities coming due in the next year.  Certain notes payable have contractual maturities of 72 months but can be withdrawn in whole or in part at any time prior to maturity without restriction.  While historically our investors have not withdrawn all of these funds prior to their maturity, for purposes of the maturity analysis above, these notes are included in the Year 1 maturity column.

When an increase in interest rates will help the entity and a decrease in interest rates will hurt the entity, the entity is considered to be asset sensitive.  Currently, our balance sheet is asset sensitive as the amount of assets maturing is greater than the amount of liabilities maturing over the next year.  In the view of management, this sensitivity will not have a material adverse impact on the Company’s financial position and results of operations for 2017.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Table of Contents
Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2
Consolidated Statements of Income	F-3
Consolidated Statements of Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 – F-47

Report of Independent Registered Public Accounting Firm

To The Members

Ministry Partners Investment Company, LLC

Brea, California

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Ministry  Partners Investment Company, LLC and subsidiaries (the Company) as of December 31, 2016 and 2015 and the related consolidated statements of income, equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ministry Partners Investment Company, LLC and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hutchinson and Bloodgood LLP

Glendale, California

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

(Dollars in Thousands except for Unit Data)

	2016	2015
Assets:
Cash	$9,683	$10,959
Pledged cash	600	686
Loans receivable, net of allowance for loan losses of $1,875 and $1,785 as of December 31, 2016 and 2015, respectively	144,264	132,932
Accrued interest receivable	657	545
Investments	892	--
Property and equipment, net	115	58
Foreclosed assets, net	--	3,486
Other assets	427	356
Total assets	$156,638	$149,022
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$86,326	$90,237
Notes payable, net of debt issuance costs of $78 and $122 as of December 31, 2016 and 2015, respectively	60,479	49,793
Accrued interest payable	173	141
Other liabilities	853	693
Total liabilities	147,831	140,864
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding	1,509	1,509
Accumulated deficit	(4,417)	(5,066)
Total members' equity	8,807	8,158
Total liabilities and members' equity	$156,638	$149,022

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2016 and 2015

(Dollars in Thousands)

	2016	2015
Interest income:
Interest on loans	$8,803	$8,034
Interest on interest-bearing accounts	33	20
Total interest income	8,836	8,054
Interest expense:
Borrowings from financial institutions	2,241	2,328
Notes payable	1,969	1,787
Total interest expense	4,210	4,115
Net interest income	4,626	3,939
Provision (credit) for loan losses	113	(524)
Net interest income after provision (credit) for loan losses	4,513	4,463
Non-interest income:
Broker-dealer commissions and fees	687	525
Other lending income	390	307
Total non-interest income	1,077	832
Non-interest expenses:
Salaries and benefits	2,785	2,871
Marketing and promotion	131	104
Office occupancy	147	143
Office operations and other expenses	1,358	1,292
Foreclosed assets, net	(281)	(20)
Legal and accounting	506	527
Total non-interest expenses	4,646	4,917
Income before provision for income taxes	944	378
Provision for income taxes and state LLC fees	22	21
Net income	$922	$357

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2016 and 2015

(Dollars in Thousands)

	Series A Preferred		Class A Common
	Units		Units
	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Total

Balance, December 31, 2014	117,100	$11,715	146,522	$1,509	$(5,274)	$7,950
Net income	--	--	--	--	357	357
Dividends on preferred units	--	--	--	--	(149)	(149)

Balance, December 31, 2015	117,100	$11,715	146,522	$1,509	$(5,066)	$8,158
Net income	--	--	--	--	922	922
Dividends on preferred units	--	--	--	--	(273)	(273)

Balance, December 31, 2016	117,100	$11,715	146,522	$1,509	$(4,417)	$8,807

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2016 and 2015

(Dollars in Thousands)

	2016	2015
Cash Flows from Operating Activities
Net income	$922	$357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20	45
Provision (credit) for loan losses	113	(524)
Credit for foreclosed asset losses	(6)	(11)
Amortization of deferred loan fees	(345)	(175)
Amortization of debt issuance costs	96	114
Accretion of allowance for loan losses on restructured loans	(5)	(22)
Accretion of loan discount	(43)	(44)
Gain on sale of loans	(135)	(49)
Gain on sale of foreclosed assets	(278)	(132)
Changes in:
Accrued interest receivable	(112)	17
Other assets	98	59
Other liabilities and accrued interest payable	117	83
Net cash provided (used) by operating activities	442	(282)
Cash Flows from Investing Activities
Loan originations	(42,733)	(26,651)
Loan sales	14,292	6,057
Loan principal collections, net	17,368	18,580
Foreclosed asset sales	2,865	588
Purchase of property and equipment	(77)	(16)
Net cash used by investing activities	(8,285)	(1,442)
Cash Flows from Financing Activities
Change in NCUA credit facilities	(3,911)	(3,643)
Net changes in notes payable	10,642	1
Debt issuance costs	(52)	(124)
Dividends paid on preferred units	(198)	(116)
Cash provided (used) by financing activities	6,481	(3,882)
Net decrease in cash	(1,362)	(5,606)
Cash at beginning of period	11,645	17,251
Cash at end of period	$10,283	$11,645

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,178	$4,132
Income taxes and state LLC fees paid	$20	$15
Non-cash Investing and Financing Activities
Transfer of foreclosed assets to investments	$900	$--

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Note 1.Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company (“LLC”) on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  The Asset Management Assistance Center owns only Series A Preferred Units, while our credit union equity holders own both our Class A Common Units and Series A Preferred Units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans as well as unsecured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt securities, as well as through other borrowings.  When the Company was formed, substantially all of the Company’s loans were purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. Currently the Company primarily originates church and ministry loans independently, and also from time to time purchases loans from credit unions other than ECCU. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 30 states, with the largest number of loans made to California borrowers.

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”).  MPF was inactive from November 30, 2009 through November 2014.  The Company plans to maintain MPF for use as a financing vehicle to offer, manage or sell debt securities, participate in debt financing transactions and serve as a collateral agent to hold mortgage loans for the benefit of our secured note investors.  In December 2014, the Company reactivated MPF to hold loans used as collateral for i new Secured Investment Certificates.

On November 13, 2009, the Company formed a wholly-owned subsidiary, MP Realty Services, Inc., a California corporation (“MP Realty”).  MP Realty was formed to provide loan brokerage and other real estate services to churches and ministries in connection with the Company’s mortgage financing activities. On February 23, 2010, the California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker. MP Realty has conducted limited operations to date.

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MP Securities was formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. Effective July 14, 2010, MP Securities was qualified to transact business in the State of California.  On March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  In October 2012 MP Securities began acting as a selling agent for the Company’s Class A Notes offering offered under a registration statement declared effective by the U.S. Securities and Exchange Commission (“SEC”).  In January 2015, MP Securities began acting as a selling agent for the Company’s Class 1 Notes offering.  In November 2012, MP Securities also began selling investments in mutual funds.

In March 2013, MP Securities began selling the Company’s Series 1 Subordinated Capital Notes and 2013 International Notes. On July 11, 2013, MP Securities executed a new membership agreement with FINRA which authorized it to act on a fully disclosed basis with a clearing firm to expand its brokerage activities. In addition, on July 11, 2013, the State of California granted its approval for MP Securities to provide registered investment advisory services. On September 26, 2013, MP Securities entered into a clearing firm agreement with Royal Bank of Canada Dain Rauscher (“RBC Dain”), thereby enabling MP Securities to open brokerage accounts for its customers. On March 14, 2013, the Company received a resident license from the California Department of Insurance to act as an Insurance Producer under the name Ministry Partners Insurance Agency, LLC (“MPIA).   MPIA has reached agreements with multiple insurance companies to offer their life and disability insurance products, as well as fixed and variable annuities.  MP Securities can now offer a broad scope of investment services that will enable it to better serve the Company’s clients and customers.

Due to its broad offering of products and services, MP Securities is directly regulated by the following federal and state entities:  the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), the California Department of Business Oversight, and the California Department of Insurance.  In addition, MP Securities is licensed with the state insurance or securities divisions in every state in which business is conducted. Through December 31, 2016, MP Securities was licensed for insurance in 13 states and for investments in 20 states.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of December 31, 2016 and 2015.

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

Investments

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”), a company that will develop and market property formerly classified by the Company as a foreclosed asset.  In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project as part of the agreement and reclassified the carrying value of the property from foreclosed assets to investments.  The Company’s initial investment in the joint venture was $900 thousand, which was equal to its carrying value in the foreclosed asset at December 31, 2015.  The Company’s investment in the joint venture is analyzed for impairment by management on a periodic basis.  Any impairment charges will be recorded as a valuation allowance against the value of the asset.  The Company’s share of income and expenses of the joint venture will increase or decrease the Company’s investment and will be recorded on the income statement as realized gains or losses on investment.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the Company’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Credit Quality Indicators

The Company’s policies provide for the classification of loans that are considered to be of lesser quality as watch, special mention, substandard, doubtful, or loss assets. Special mention assets exhibit potential or actual weaknesses that present a higher potential for loss under certain conditions.  An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are designated as watch.  Loans designated as watch are considered pass loans.

The Company has established a standard loan grading system to assist management and review personnel in their analysis and supervision of the loan portfolio.  The loan grading system is as follows:

Pass: The borrower has sufficient cash to fund debt services.  The borrower may be able to obtain similar financing from other lenders with comparable terms.  The risk of default is considered low.

Watch: These loans exhibit potential or developing weaknesses that deserve extra attention from credit management personnel. If the developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the debt in the future.  Loans graded Watch must be reported to executive management and the Board of Managers.  Potential for loss under adverse circumstances is elevated, but not foreseeable.  Watch loans are considered pass loans.

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

Income Taxes

The Company has elected to be treated as a partnership for income tax purposes. Therefore, income and expenses of the Company are passed through to its members for tax reporting purposes.  According to its operating agreement, Tesoro Hills, LLC, a joint venture in which the Company has an investment, has also elected to be treated as a partnership for income tax purposes.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements in the year of adoption, through cumulative adjustment while the guidance related to equity securities without readily determinable fair values, should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements in the year of adoption using a modified retrospective approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-02 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. We are currently evaluating the potential impact of the pending adoption of ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method invitees, (vii) beneficial interest in securitizations transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. If it is impracticable for a company to apply ASU 2016-15 retrospectively, requirements may be applied prospectively as of the earliest date practicable. We are currently evaluating the potential impact of the pending adoption of ASU 2016-15 on our consolidated financial statements.

In December 2016, FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to provide clarification of aspects of the guidance issued in ASU 2014-09. ASU 2016-20 addresses (i) loan guarantee fees, (ii) impairment testing of contract costs, (iii) provisions for losses on construction-type and production-type contracts, and (iv) various disclosures. ASU 2016-20 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. We are currently evaluating the potential impact of the pending adoption of ASU 2016-20 on our consolidated financial statements, and we have not yet identified which transition method will be applied upon adoption.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for (i) transactions which the acquisition date occurs before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or (ii) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The guidance requires companies to apply the requirements prospectively. ASU 2017-01 is not expected to have a significant impact on our consolidated financial statements.

Note 2.Pledge of Cash

Some of the company’s cash is pledged as collateral for its borrowings and is considered restricted cash.  At December 31, 2016,  $600 thousand is pledged as collateral for the outstanding secured notes.  At December 31, 2015, $686 thousand was pledged as collateral for the NCUA credit facilities.

Note 3.Related Party Transactions

The Company maintains a portion of its cash at ECCU. Total funds held with ECCU were $1.2 million and $163 thousand at December 31, 2016 and 2015, respectively. Interest earned on these funds totaled approximately $15 thousand and $14 thousand for the years ended December 31, 2016 and 2015, respectively.

The Company leases offices from ECCU pursuant to an Office Lease dated November 4, 2009 and amended on October 11, 2013, and purchases other services from ECCU. Charges of approximately $109 thousand and $117 thousand for the years ended December 31, 2016 and 2015, respectively, were made primarily for rent, while charges for other services purchased from ECCU were immaterial. All of these charges are included in Office Occupancy or Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

In the past, the Company has purchased mortgage loans, including loan participation interests, from ECCU, our largest equity owner.  The Company did not purchase any loans from ECCU during the years ended December 31, 2016 and 2015.  During the years ended December 31, 2016 and 2015, the Company recognized $602 thousand and $1.4 million of interest income on loans purchased from ECCU, respectively.  ECCU currently acts as the servicer for nine of the 161 loans in the Company’s loan portfolio.  Per the loan servicing agreement with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, loan participations the Company purchases from ECCU have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  On loan participation interests purchased from ECCU, the Company negotiates the pass-through interest rates with ECCU on a loan by loan basis.  At December 31, 2016 and 2015, the Company’s investment in wholly-owned loans serviced by ECCU totaled $899 thousand and $930 thousand, respectively.  At December 31, 2016 and 2015, the Company’s investment in loan participations serviced by ECCU totaled $10.3 million and $11.9 million, respectively.

On October 6, 2014, MP Securities reached an agreement with ECCU whereby ECCU will refer clients to MP Securities for investment advisory services.  In exchange, the Company will remit to ECCU a solicitor fee allowable by the California Department of Business Oversight.  The Company remitted $53 thousand and $34 thousand in fees during the years ended December 31, 2016 and 2015, respectively.

On April 8, 2016, the Company and ECCU entered into a Master Services Agreement (the “Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ECCU commencing on the effective date of the Services Agreement and ending on December 31, 2016; provided, however, that unless either party provides at least thirty (30) days written notice to the other party prior to its expiration, the agreement will automatically renew for successive one year periods.  Either party may terminate the Services Agreement for any reason by providing thirty (30) days prior written notice.  The Company has agreed to assign a designated service representative which must be approved by ECCU in performing its duties under the Agreement.  Pursuant to the terms of the Services Agreement, the Company will make visits, deliver reports, provide marketing, educational and loan related services to ECCU’s members, borrowers, leads, referral sources and contacts in the southeast region of the United States.  For the year ended December 31, 2016, the Company recognized $68 thousand in income as a result of this agreement.

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU pursuant to which the Company has agreed to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans.  The term of the Agreement is for a period of three years.  For the year ended December 31, 2016, the Company recognized $2 thousand in income as a result of this agreement.

Other Related Party Transactions

On April 15, 2016, Mendell Thompson was appointed to the Company’s Board of Managers.  Mr. Thompson currently serves as President and Chief Executive Officer of America’s Christian Credit Union.  The Company has sold $2.9 million in loan participations to ACCU since 2011.  As of December 31, 2016, the outstanding balance of loan participations sold to

ACCU is $2.4 million.  The Company has sold one loan to ACCU for $1.4 million since Mr. Thompson’s appointment to the Board of Managers.

The Company maintains a portion of its cash at ACCU. Total funds held with ACCU were $4.8 million and $354 thousand at December 31, 2016 and 2015, respectively. Interest earned on these funds totaled approximately $7 thousand and $3 thousand for the years ended December 31, 2016 and 2015, respectively.

In addition, the Company’s wholly-owned subsidiary, MP Securities, has a Networking Agreement with ACCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ACCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ACCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ACCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ACCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ACCU for permitting it to use the designated location to offer such products and services to ACCU’s members under an arrangement that will entitle ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $127 thousand and $73 thousand to ACCU under the terms of this agreement during the year ended December 31, 2016 and 2015, respectively.

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

From time to time, managers and management have purchased investor notes issued by the Company.  Investor notes payable to related parties total $53 thousand and $51  thousand at December 31, 2016 and 2015, respectively.

The Company also entered into a selling agreement with MP Securities pursuant to which MP Securities served as its selling agent in distributing its Class 1 Notes.  Under the terms of the Class 1 Notes Offering, MP Securities received a selling concession for acting as a participating broker ranging from 1.25% to 5.0% on the sale of a fixed series note and an amount equal to .25% per annum on the average note balance for a variable series note.  No comissions were paid on any accrued interest that is added to the principal of a Class 1 Note pursuant to an interest deferral election made by the investor.

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

In addition, the Company has signed an Administrative Services Agreement with MP Securities which stipulates that it will provide certain services to MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  In December 2015, the Company agreed to waive and abate MP Securities’ obligation to pay the Company for these services for a limited period of time not to exceed twelve months and subject to a maximum expense abatement of $250 thousand.  For the year ended December 31, 2016, no abatements had been requested by MP Securities or made by the Company.  Pursuant to resolutions adopted by the Board of Managers in November 2016, the Board authorized the officers of the Company to extend the terms of this agreement for an additional twelve month period.

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

Note 4.Loans

All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2031. The loans carry interest rates ranging from 3.00% to 8.50%, with a weighted average yield of 6.28% as of both December 31, 2016 and 2015.  A total of $106.3 million in loans are pledged as collateral for borrowings from financial institutions as December 31, 2016. See Note 9.  A total of $2.9 million in loans are pledged as collateral for notes payable at December 31, 2016.  See Note 11. A summary of loans as of December 31 follows (dollars in thousands):

	2016	2015

Loans to evangelical churches and related organizations:
Real estate secured	$146,743	$136,250
Unsecured	1,239	126
Total loans	147,982	136,376

Deferred loan fees, net	(980)	(850)
Loan discount	(863)	(809)
Allowance for loan losses	(1,875)	(1,785)
Loans, net	$144,264	$132,932

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	December 31, 2016	December 31, 2015

Loans:
Individually evaluated for impairment	$8,878	$11,892
Collectively evaluated for impairment	139,104	124,484
Balance	$147,982	$136,376

Allowance for loan losses:
Individually evaluated for impairment	$1,072	$1,115
Collectively evaluated for impairment	803	670
Balance	$1,875	$1,785

Allowance for Loan Losses

Management believes that the allowance for loan losses as of December 31, 2016 and 2015 is appropriate. Changes in the allowance for loan losses by loan portfolio segment (church loans) as of and for the years ended December 31 are summarized as follows (dollars in thousands):

	2016	2015

Balance, beginning of period	$1,785	$2,454
Provision (credit) for loan loss	113	(524)
Chargeoffs	(20)	(143)
Recoveries	2	20
Transfer to loan discount	--	--
Accretion of allowance related to restructured loans	(5)	(22)
Balance, end of period	$1,875	$1,785

The following table is a summary of the loan portfolio credit quality indicators by loan class.  During the year ended December 31, 2016, the Company amended its credit policy to include the special mention category, which is presented in the table below.  See the table below for balances at  December 31, 2016 and 2015, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2016
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$109,744	5,600	10,590	--	$125,934
Watch	12,950	--	220	--	13,170
Special mention	2,334	--	--	--	2,334
Substandard	6,339	205	--	--	6,544
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$131,367	$5,805	$10,810	$--	$147,982

Credit Quality Indicators (by class)
As of December 31, 2015
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$102,845	$4,809	$10,813	$--	$118,467
Watch	4,387	3,113	1,630	--	9,130
Substandard	8,564	215	--	--	8,779
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$115,796	$8,137	$12,443	$--	$136,376

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at December 31, 2016 and 2015 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2016

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$3,598	886	1,334	5,818	125,549	131,367	$--
Wholly-Owned Junior	--	--	--	--	5,805	5,805	--
Participation First	1,358	--	--	1,358	9,452	10,810	--
Participation Junior	--	--	--	--	--	--	--

Total	$4,956	$886	$1,334	$7,176	$140,806	$147,982	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2015

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$3,433	$--	$1,063	$4,496	$111,300	$115,796	$--
Wholly-Owned Junior	--	--	--	--	8,137	8,137	--
Participation First	1,377	--	--	1,377	11,066	12,443	--
Participation Junior	--	--	--	--	--	--	--

Total	$4,810	$--	$1,063	$5,873	$130,503	$136,376	$--

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

The following tables are summaries of impaired loans by loan class at December 31, 2016 and 2015.  The recorded investment in impaired loans reflects the balances in the financial statements, net of loan discounts, whereas the unpaid principal balance reflects the contractual balances before application of collected interest payments toward the recorded investment (dollars in thousands):

Impaired Loans (by class)
As of and for the Year Ended December 31, 2016

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$3,921	$5,419	$--	$4,085	$31
Wholly-Owned Junior	193	216	--	198	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	4,008	5,345	1,072	4,181	13
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$8,122	$10,980	$1,072	$8,464	$44

Impaired Loans (by class)
As of and for the Year Ended December 31, 2015

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$1,720	$2,681	$--	$1,829	$--
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	6,157	7,471	704	6,215	99
Wholly-Owned Junior	3,272	3,331	412	3,304	162
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$11,149	$13,483	$1,115	$11,348	$261

A summary of nonaccrual loans by loan class at December 31, 2016 and 2015 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of December 31, 2016

Church loans:
Wholly-Owned First	$8,674
Wholly-Owned Junior	205
Participation First	--
Participation Junior	--

Total	$8,878

Loans on Nonaccrual Status (by class)
As of December 31, 2015

Church loans:
Wholly-Owned First	$8,564
Wholly-Owned Junior	215
Participation First	--
Participation Junior	--

Total	$8,779

A summary of troubled debt restructurings by loan class that were modified during the year ended December 31 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the year ended December 31, 2016

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$944	$944	$925

Total	1	$944	$944	$925

The Company restructured one loan during the year ended December 31, 2016. The Company lowered the interest rate on this loan as part of the restructure, but did not add any amounts to the principal balance. This loan had been previously restructured during prior years.  Interest was added to this loan as part of a prior restructuring transaction.

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

Troubled Debt Restructurings Defaulted (by class)
During the year ended December 31, 2016

	Number of Loans	Recorded Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$925
Total:
Church loans	1	$925

For all nine of the restructured loans at December 31, 2016, unpaid accrued interest at the time of the loan restructure was added to the principal balance. The amount of interest added was also recorded as a loan discount, so that the net loan balance did not change.  For some restructured loans cash advances were made for maintenance costs and taxes that increased the loan balance.  In addition, for each of the nine restructured loans, the interest rate was decreased. Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan was restructured.  Several of the loans have been restructured multiple times since the initial restructure.

The loan that was modified during the year ended December 31, 2016 defaulted during 2016.  No loans that were modified during the year ended December 31, 2015 defaulted in the same year they were modified.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, the Company evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased.

No additional funds were committed to be advanced in connection with impaired loans, including restructured loans, as of December 31, 2016 or 2015.

Note 5. Investments

The Company’s investments at December 31, 2016 consist of an ownership interest in a joint venture, Tesoro Hills LLC.  The Company’s ownership interest is equal to the value of its initial investment in the joint venture, which consisted of a $900 thousand property that was previously foreclosed on by the Company.  The joint venture incurred $10 thousand in losses for the year ended December 31, 2016. $8 thousand of these losses were allocated to the

Company according to the terms of the operating agreement.  As of December 31, 2016, the carrying value of the Company’s investment in the property is $892 thousand.  Management has conducted an evaluation of the investment as of December 31, 2016 and has determined that the investment is not impaired.  The Company did not have any investments at December 31, 2015.

Note 6. Foreclosed Assets

The Company held $3.5 million of foreclosed assets at December 31, 2015.  The Company owned one additional foreclosed asset at December 31, 2015 that had been written off.  All of the Company’s remaining foreclosed assets were sold or transferred to a joint venture investment during the year ended December 31, 2016.  The Company does not own any foreclosed assets at December 31, 2016.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the years ended December 31,
	2016	2015
Balance, beginning of period	$1,111	$2,431
Provision (credit) for losses	(6)	(11)
Charge-offs	(1,111)	(1,309)
Recoveries	6	--
Balance, end of period	$--	$1,111

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses for the years ended December 31,
	2016	2015
Net gain on sale of real estate	$(278)	$(132)
Provision (credit) for losses	(6)	(11)
Operating expenses, net of rental income	3	123
Net expense (income)	$(281)	$(20)

Note 7.  Loan Participation Sales

During the year ended December 31, 2016, the Company sold participations in 22 church loans totaling $14.3 million.  During the year ended December 31, 2015, the Company sold participations in eight church loans totaling $6.0 million.  The Company retained servicing responsibilities in these loans, and as a result, the Company recorded servicing assets totaling $155 thousand and $59 thousand during the years ended December 31, 2016 and 2015, respectively. These assets are being amortized using the interest method over the terms of the loans.  The amortization of servicing assets is recorded as an adjustment to servicing fee income and totaled $83 and $57 thousand for the years ended December 31, 2016 and 2015, respectively.

A summary of servicing assets for the year ended December 31, 2016 and 2015 is as follows (dollars in thousands:

	2016	2015
Balance, beginning of period	$186	$184
Additions:
Servicing obligations from sale of loan participations	155	59
Subtractions:
Amortization	(83)	(57)
Balance, end of period	$258	$186

For the years ended December 31, 2016 and 2015, the Company recognized gains of $135 thousand and $49 thousand, respectively, on the sales of loan participations.

Note 8.Premises and Equipment

Premises and equipment consist of the following at December 31 (dollars in thousands):

	2016	2015

Furniture and office equipment	$468	$392
Computer system	222	221
Leasehold improvements	25	25

Total premises and equipment	715	638
Less accumulated depreciation and amortization	(600)	(580)

Premises and equipment, net	$115	$58

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 amounted to $20 thousand and $45 thousand, respectively.

Note 9.NCUA Credit Facilities

Members United Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  On March 30, 2015, the Company and the NCUA entered into an agreement to amend to the Loan and Security Agreement (the “LSA Amendments”) for both the MU Credit Facility and the WesCorp Credit Facility.  The LSA Amendments altered the collateral requirements on both facilities, as well as some of the Company’s reporting requirements to the NCUA.  The balance of the MU Credit Facility was $67.1 million and $70.2 million at December 31, 2016 and December 31, 2015, respectively.  Effective as of November 30, 2016, the Company and the Lender agreed to amend the terms of the facility.  Under the amended terms of the facility, the required minimum monthly payment was increased to $450 thousand in and the facility will mature on November 1, 2026, at which point the final principal payment will be due.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio.  At December 31, 2016 and December 31, 2015, the collateral securing the MU Credit Facility had an aggregate principal balance of $79.4 million and $81.9 million, respectively.  In total, the collateral securing both facilities at December 31, 2015 did not satisfy the 120% minimum collateralization ratio required by the amended agreement.  The Company pledged $686 thousand in cash to satisfy the deficit in loan collateral at December 31, 2015.  The total collateral pledged, including loans receivable and cash, satisfies the requirements of the amended credit facility agreements.  The loan collateral securing the facility was sufficient at December 31, 2016.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the

Company's breach of any of its covenants.  As of December 31, 2016 and December 31, 2015, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces a credit facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Under the WesCorp Credit Facility Extension, accrued interest is due and payable monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  The WesCorp Credit Facility Extension requires monthly principal and interest payments of $106 thousand.  As of December 31, 2016 and 2015,  $19.2 million and $20.0 million, respectively, was outstanding on the WesCorp Credit Facility Extension. Effective as of November 30, 2016, the Company and the Lender agreed to amend the terms of the facility.  Under the amended terms of the facility, the required minimum monthly payment was increased to $129 thousand in and the facility will mature on November 1, 2026, at which point the final principal payment will be due.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2016 and 2015, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $26.9 million and $25.7 million, respectively.   In total, the collateral securing both facilities at December 31, 2015 did not satisfy the 120% minimum collateralization ratio required by the amended agreement.  The Company pledged $686 thousand in cash to satisfy the deficit in loan collateral at December 31, 2015.  The total collateral pledged, including loans receivable and cash, satisfies the requirements of the amended credit facility agreements.  The loan collateral securing the facility was sufficient at December 31, 2016.

As of December 31, 2016 and 2015, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future principal paydowns of borrowings from financial institutions are as follows at December 31:

2017	$4,822
2018	4,952
2019	5,078
2020	5,203
2021	5,341
Thereafter	60,930
$86,326

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

Effective November 30, 2016, the Company and the lender reached an agreement to amend both the MU Credit Facility and the Wescorp Credit Facility Extension to change the maturity date of the facilities from October 31, 2018 to November 1, 2026.  As part of this amendment, the required monthly payments on both facilities were increased.  The remaining principal owed on the facilities will be due and payable on November 1, 2026.

Note 10.Commitments and Contingencies

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2016 and December 31, 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount at:

	December 31, 2016	December 31, 2015

Undisbursed loans	$2,073	$5,232
Standby letter of credit	$764	$1,071

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

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California. At December 31, 2016, future minimum rental payments for the years ending December 31 are as follows:

2017	$142
2018	146
Total	$288

Total rent expense, including common area costs, was $147 thousand and $143 thousand for the years ended December 31, 2016 and 2015, respectively. The Brea office lease expires in 2018 and contains one additional option to renew for five years.

The Fresno office lease is scheduled to expire in 2018.  There are no options to renew in the lease extension.

Note 11.Notes Payable

Notes payable comprised unsecured and secured notes totaling $57.2 million and $3.4 million, respectively, at December 31, 2016.  Notes payable comprised of unsecured and secured notes totaling $47.6 million and $2.3 million, respectively, at December 31, 2015.  The notes are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU or ACCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

In April 2008, the Company registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This was a "best efforts" offering and continued through April 30, 2010.  The Company registered an additional $100.0 million of Class A notes on both June 3, 2010 and May 4, 2011.  The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes required the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture

Agreement, of not less than $4.0 million.  The Company was in compliance with these covenants as of December 31, 2016 and 2015.

The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”). The Class A Note Offering expired on December 31, 2015 and the Company discontinued the sale of its Class A Notes. At December 31, 2016 and 2015, $17.3 million and $25.4 million of these notes were outstanding, respectively.

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

The Class 1 Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class 1 Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class 1 Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class 1 Notes if, after giving effect to such issuance, the Class 1 Notes then outstanding would have an aggregate unpaid balance exceeding $125.0 million.  The Company’s other indebtedness, as defined in the Class 1 Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class 1 Notes are outstanding. The Company was in compliance with these covenants as of December 31, 2016.

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At December 31, 2016 and 2015,  $32.9 million and $15.9 million of Class 1 Notes were outstanding, respectively.

In January 2015, the Company began offering Secured Investment Certificates under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Investment Certificates to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.  At December 31, 2016, a total of $3.4 million in Secured Investment Certificates were outstanding.  The collateral securing the Secured Investment Certificates had an outstanding balance that totaled $2.9 million, which is not sufficient to satisfy the minimum collateral requirement of the private placement memorandum.  As a result, the Company pledged $600 thousand in cash to meet the minimum collateralization requirements of the Secured Investment Certificates.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. At December 31, 2016 and 2015, a total of $5.1 million and $3.4 million in notes sold pursuant to this offering were outstanding, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Including International Notes sold under previous private offerings, at December 31, 2016 and 2015, a total of $54 thousand and $52 thousand of its International Notes were outstanding, respectively.

Under the Series 1 Subordinated Capital Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at December 31, 2016.

A summary of notes payable at December 31 is as follows (dollars in thousands):

	Amount		Weighted Average Interest Rate
	2016	2015	2016	2015
SEC Registered Public Offerings
Class 1 Offering	32,876	15,933	3.24%	3.08%
Class A Offering	$17,308	$25,360	3.86%	3.84%

Private Offerings
Special Offering	1,827	2,884	4.34%	3.66%
Special Subordinated Notes	5,147	3,425	4.74%	5.05%
Secured Notes	3,345	2,261	3.30%	3.33%
International Offering	54	52	3.62%	3.62%
Total	$60,557	$49,915

The following are maturities of notes payable for each of the next five years ending December 31 (dollars in thousands):

2017	$22,983
2018	13,256
2019	13,063
2020	6,500
2021	4,755
$60,557

Note 12.Office Operations and Other Expenses

Office operations and other expenses for the year ended December 31 comprise the following:

	2016	2015

Lending expenses	$60	$43
Repairs and maintenance	285	262
Depreciation	20	45
Insurance	321	324
Travel expenses	73	72
Human resources	59	71
Software servicing	44	59
Referral fees	191	106
Correspondent fees	60	64
Other	245	246

Total	$1,358	$1,292

Note 13.Preferred and Common Units Under LLC Structure

The Series A Preferred Units are entitled to a cumulative Preferred Return, payable quarterly in arrears, equal to the liquidation preference times a dividend rate of 190 basis points through March 2013 and 25 basis points thereafter over the 1-year LIBOR rate in effect on the last day of the calendar month in which the Preferred Return is paid.  In addition, the Series A Preferred Units are entitled to an annual Preferred Distribution, payable in arrears, equal to 10% of the Company’s profits, after subtracting from profits the Preferred Return.  The Company accrued $72 thousand and $23 thousand as an annual Preferred Distribution at December 31, 2016 and 2015, respectively.

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

The Class A Common Units have voting rights.

Note 14.Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the ADP 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation and 50% of the employee’s contribution that exceeds 3%, up to a maximum of 5% of the employee’s compensation.  Company matching contributions for the plan years ended December 31, 2016 and 2015 were $73 thousand and $81 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. There were no contributions to the profit sharing plan for the years ended December 31, 2016 and 2015.

Note 15.Fair Value

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2016 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$9,683	$9,683	$--	$--	$9,683
Loans, net	144,264	--	--	144,125	144,125
Investments	892	--	--	892	892
Accrued interest receivable	657	--	--	657	657
FINANCIAL LIABILITIES:
NCUA credit facilities	$86,326	$--	$--	$83,322	$83,322
Notes payable	60,479	--	--	60,759	60,759
Other financial liabilities	302	--	--	302	302

	Fair Value Measurements at December 31, 2015 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$11,645	$11,645		$--	$--	$11,645
Loans, net	132,932	--		--	136,468	136,468
Accrued interest receivable	545	--		--	545	545
FINANCIAL LIABILITIES:
NCUA credit facilities	$90,237	$--	$		$90,258	$90,258
Notes payable	49,915	--		--	50,693	50,693
Other financial liabilities	178	--		--	178	178

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the underlying value of the Company, or the amounts the Company could have realized in a sales transaction at December 31, 2016 and 2015.

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

Investments – Fair value is estimated by determining the value of similar assets or the projected future cash flows from the investment.

Accrued Interest Receivable – The carrying amounts reported in the consolidated balance sheets approximate fair value as these receivables are short-term in nature.

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

Other Financial Liabilities - The carrying amounts reported in the consolidated balance sheets approximate fair value as these payables are short-term in nature.

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2016 and 2015.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2016:
Collateral dependent loans (net of allowance and discount)	$--	$1,062	$4,736	$5,798
Investments	--	--	892	892
	$--	$1,062	$5,628	$6,690

Assets at December 31, 2015:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,940	$5,940
Foreclosed assets	--	2,586	900	3,486
	$--	$2,586	$6,840	$9,426

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

Joint Venture Investment

Joint venture investments are initially recorded at the estimated value of the assets contributed to the joint venture.  After the initial contribution, the recorded value of the joint venture is adjusted by the Company’s prorated share of income and expenses earned and incurred by the joint venture.  The Company also performs a periodic impairment analysis to determine whether the value of the joint venture based on the type of investment, the potential market for the investment, and the plan for disposing of the investment indicates is lower than the recorded value of the joint venture.  An impairment charge will be recorded on the investment if the analysis reveals any impairment to the asset’s value.

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

The following is a reconciliation of the assets for which significant unobservable inputs (Level 3) were used in determining fair value (dollars in thousands) for the years ended December 31, 2016 and 2015:

Impaired loans
(net of allowance and discount)
Balance, December 31, 2015	$5,940
Re-classifications of assets from Level 3 into Level 2	(990)
Allowance and discount, net of discount amortization	(452)
Loans that became impaired	653
Loan payments and payoffs	(415)
Balance, December 31, 2016	$4,736

Investments
(net of allowance and discount)
Balance, December 31, 2015	$--
Transfer of foreclosed assets to investments	900
Pro rata share of joint venture losses	(8)
Balance, December 31, 2016	$892

Foreclosed assets
(net of allowance and discount)
Balance, December 31, 2015	$900
Transfer of foreclosed assets to investments	(900)
Balance, December 31, 2016	$--

Impaired loans
(net of allowance and discount)
Balance, December 31, 2014	$5,672
Allowance and discount, net of discount amortization	1,016
Transfer of loans into foreclosed assets	--
Loans that became impaired	2,268
Loan payments and payoffs	(3,016)
Balance, December 31, 2015	$5,940

Foreclosed assets
(net of allowance and discount)
Balance, December 31, 2014	$3,931
Transfer of loans into foreclosed assets	--
Sale of foreclosed assets	(456)
Valuation allowances recovered on foreclosed assets	11
Balance, December 31, 2015	$900

The following tables present the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis at December 31:

2016
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling cost	10% - 15% (10.55%)
Impaired Loans	$4,736	Internal evaluations	Estimated market decrease	0% - 41% (24.77%)
		Internal evaluations	Discount due to title dispute	0% - 57% (5.58%)
Investments	$892	Internal evaluations	Estimated future market value	0% (0%)

2015
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,940	Discounted appraised value	Selling cost	10% - 15% (10.61%)
		Internal evaluations	Estimated market decrease	0% - 20% (5.66%)

Foreclosed assets	$900	Discounted appraised value or discounted listing price	Selling cost	8% - 10% (9.30%)

Note 16.Income Taxes and State LLC Fees

The Company is subject to a California gross receipts LLC fee of approximately $12,000 per year.  MP Securities is subject to a California gross receipts LLC fee of approximately $6,400 for the year ended December 31, 2016.  MP Realty incurred a tax loss for the years ended December 31, 2016 and 2015, and recorded a provision of $800 per year for the state minimum franchise tax.

MP Realty has federal and state net operating loss carryforwards of approximately $319,000 and $316,000, respectively which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at December 31, 2016 and 2015.

Tax years ended December 31, 2011 through December 31, 2016 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2010 through December 31, 2016 remain subject to examination by the California Franchise Tax Board.

Note 17.Segment Information

Reportable Segments

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management, personnel proficiencies, and marketing strategies.

There are two reportable segments: finance company and broker-dealer.  The finance company segment uses funds from the sale of debt securities, operations, and loan participations to originate or purchase mortgage loans. The broker-dealer segment sells debt securities, mutual funds, and insurance products, and provides investment advisory services to generate fee income.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Intersegment revenues and expenses are accounted for at amounts that assume the transactions were made to unrelated third parties at the current market prices at the time of the transactions.

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Financial Information by Segment for the Year Ended December 31, 2016
	Finance Company	Broker Dealer	Total

External income	$9,226	$687	$9,913
Intersegment revenue	--	738	738
External non-interest expenses	3,483	1,185	4,668
Intersegment non-interest expenses	363	--	363
Segment net profit (loss)	1,058	240	1,298
Segment assets	156,221	439	156,660

	Financial Information by Segment for the Year Ended December 31, 2015
	Finance Company	Broker Dealer	Total

External income	$8,361	$525	$8,886
Intersegment revenue	--	618	618
External non-interest expenses	3,581	1,357	4,938
Intersegment non-interest expenses	125	--	125
Segment net profit (loss)	571	(214)	357
Segment assets	148,785	241	149,026

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (dollars in thousands).

December 31, 2016
Revenue
Total revenue of reportable segments	$10,651
Intersegment revenue	(738)
Consolidated revenue	$9,913

Non-interest expenses
Total non-interest expenses of reportable segments	$5,031
Intersegment non-interest expenses	(363)
Consolidated non-interest expenses	$4,668

Profit
Total profit of reportable segments	$1,298
Interesegment profits	(376)
Consolidated net income	$922

Assets
Total assets of reportable segments	$156,660
Segment accounts receivable from corporate office	(22)
Consolidated assets	$156,638

December 31, 2015
Revenue
Total revenue of reportable segments	$9,504
Intersegment revenue	(618)
Consolidated revenue	$8,886

Non-interest expenses
Total non-interest expenses of reportable segments	$5,063
Intersegment non-interest expenses	(125)
Consolidated non-interest expenses	$4,938

Profit
Total profit of reportable segments	$357
Interesegment profits	--
Consolidated net income	$357

Assets
Total assets of reportable segments	$149,026
Segment accounts receivable from corporate office	(4)
Consolidated assets	$149,022

Note  18.Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows:

Balance Sheets	December 31
	2016	2015
Assets:
Cash	$9,883	$11,420
Loans receivable, net of allowance for loan losses	144,264	132,932
Accrued interest receivable	657	545
Investments	892	--
Property and equipment, net	107	48
Investment in subsidiaries	(24)	(230)
Due from subsidiaries	473	458
Foreclosed assets, net	--	3,486
Other assets	363	275
Total assets	$156,615	$148,934

Liabilities and equity:
NCUA credit facilities	$86,326	$90,237
Notes payable, net of debt issuance costs	60,479	49,793
Accrued interest payable	173	141
Other liabilities	830	605
Total liabilities	147,808	140,776

Equity	8,807	8,158

Total liabilities and members' equity	$156,615	$148,934

Statements of Income	Years Ended December 31
	2016	2015
Income:
Interest income	$8,836	$8,054
Other income	390	307
Total income	9,226	8,361
Interest expense:
NCUA credit facilities	2,241	2,328
Notes payable	1,969	1,787
Total interest expense	4,210	4,115
Provision (credit) for loan losses	113	(524)
Other operating expenses	4,172	4,150
Income before provision for income taxes	731	620
Provision for income taxes and state LLC fees	15	15
	716	605
Equity in undistributed net loss of subsidiaries	206	(248)
Net income	922	357

Statements of Cash Flows	Years Ended December 31
	2016	2015
Cash Flows from Operating Activities
Net income	$922	$357
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed net loss of subsidiaries	(206)	248
Depreciation	14	41
Provision (credit) for loan losses	113	(524)
Provision (credit) for foreclosed asset losses	(6)	(11)
Amortization of deferred loan fees	(345)	(174)
Amortization of debt issuance costs	96	114
Accretion of allowance for loan losses on restructured loans	(5)	(24)
Accretion of loan discount	(43)	(44)
Gain on sale of loans	(135)	(49)
Gain on sale of foreclosed assets	(278)	(132)
Changes in:
Accrued interest receivable	(112)	17
Other assets	(9)	(65)
Other liabilities and accrued interest payable	257	51
Net cash provided (used) by operating activities	263	(195)

Cash Flows from Investing Activities
Loan originations	(42,733)	(26,651)
Loan sales	14,292	6,057
Loan principal collections, net	17,368	18,703
Foreclosed asset sales	2,865	588
Purchase of property and equipment	(73)	(14)
Net cash used by investing activities	(8,281)	(1,317)

Cash Flows from Financing Activities
Net change in NCUA credit facilities	(3,911)	(3,643)
Net changes in notes payable	10,642	1
Debt issuance costs	(52)	(124)
Dividends paid on preferred units	(198)	(116)
Cash provided (used) by financing activities	6,481	(3,882)
Net decrease in cash	(1,537)	(5,394)
Cash at beginning of period	11,420	16,814
Cash at end of period	$9,883	$11,420

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,178	$4,128
Income taxes and state LLC fees paid	$14	$12

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2016 covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2016. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2016.

Changes in Internal Control Over Financial Reporting

We made a change in controls over our loan servicing and management processes during the year ended December 31, 2016.  Management believes that this change is sufficient to ensure that all information regarding our loans is properly reviewed and entered into our systems.  No other changes in internal controls were made during the year ended December 31, 2016.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control‑Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2016, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers/Executive Officers
R. Michael Lee	58	Chairman of the Board, Manager
Van C. Elliott	79	Secretary, Manager
Joseph W. Turner, Jr.	49	Chief Executive Officer and President
William Crammer	57	Vice President, Administration
Daniel A. Flude	34	Vice President, Finance and Principal Accounting Officer
Robert Schepman	77	Vice President, Lender Relations
Tyrus R. Salter, Jr.	57	Vice President, Lending
Harold D. Woodall	70	Senior Vice President and Chief Credit Officer
Mendell Thompson	62	Manager
Juli Anne S. Lawrence	64	Manager
Jerrod Foresman	49	Manager
Jeffrey T. Lauridsen	68	Manager
Abel Pomar	52	Manager

The following is a summary of the business experience of our executive officers and managers.  With our conversion from a corporation to a limited liability company on December 31, 2008, we are governed by a Board of Managers that supervises our affairs (hereinafter referred to as the “Board”).

R. MICHAEL LEE has served as a member of our Board since January 2009. He was appointed Chairman of the Board in May 2015.  Mr. Lee currently serves as Chief Executive Officer and President for Kane County Teacher’s Credit Union. Previously, Mr. Lee served as Vice President Member Relations for Alloya Corporate Federal Credit Union, President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency.  In the insurance industry, Mr. Lee spent 15 years in different positions that lead him to managing a national sales force that served the needs of business owners. Mr. Lee currently serves on the boards of the Elgin Community College Foundation, CU24, the Illinois Credit Union Foundation, and the Illinois Credit Union Executive Society. He attended Southern Illinois University; CUNA’s Financial Management School and completed numerous industries training sessions throughout his career. Mr. Lee adds special expertise to our Board with his years of experience as an executive of a number of large financial institutions and with his deep knowledge of the financial industry. Mr. Lee currently serves as Chairman of the Board, member of our Executive Committee, Governance Committee, Asset-Liability Management Committee and was appointed in February 2017 to serve as the Chairman of the Board for Ministry Partners Securities, LLC.

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

VAN C. ELLIOTT has served as a member of our Board since 1991. He has served as a director for ECCU from April 1991 until the present (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). He serves on the Board of Vanguard Global Network, an organization that trains pastors internationally. Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing financial and fund raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry. Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration. He has completed post-graduate instruction at the College for Financial Planning. Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.®   Mr. Elliott brings to our Board his extensive experience as a credit union board member and intimate knowledge of church and ministry financial operations. He serves on our Executive Committee and on our Audit Committee.

WILLIAM CRAMMER has served as Vice President of Administration since August 31, 2016.  Mr. Crammer received a Bachelor of Science degree in accounting from California State University, Fullerton and has over thirty (30) years of management experience in overseeing the financial, administrative and operational functions of both small and large organizations. In his previous role as the Company’s Manager of Loan Participations, Mr. Crammer was instrumental in launching the Company’s loan participation sales program, which significantly increased the Company’s ability to secure additional funding resources when needed.

DANIEL A. FLUDE has served as the Vice President of Finance and the Principal Accounting Officer since September 2016.  He has worked at Ministry Partners for over eight years in the Finance and Accounting Department.  Mr. Flude served as the Company’s Controller prior to his promotion to his current role.  His duties with the Company include maintaining the Company’s financial statements and preparing the Company’s public filings. Prior to joining the Company, Mr. Flude served as an auditor for McGladrey and Pullen, LLP, where he worked mainly with banks and finance companies.  Mr. Flude earned his Bachelor of Science degree in Accounting from the University of Oregon in 2004.  He maintains an active license as a Certified Public Accountant.  He also holds Series 28 and 99 securities licenses.

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

TYRUS R. SALTER, Jr. has served as Vice President for Ministry Partners Investment Company since October 1, 2015. Mr. Salter’s primary areas of responsibilities include business development activities, management of ministry relationships and strategic planning initiatives as part of the overall leadership team. Prior to joining Ministry Partners, Mr. Salter held several key roles at the North American Mission Board (NAMB) from 2001 until 2015, including serving as the National Director for Church Finance Ministry where he was responsible for management of a $155 million loan fund, a $39 million real estate acquisition fund, and served on a management team that directed a $207 million professionally managed equities portfolio. Mr. Salter was also responsible for a team of professional financial consultants that from 2003 through 2014 completed over 500 church loans with aggregate amount financed in excess of $245 million.  Prior to his tenure with the North American Mission Board, Mr. Salter spent six years as the Church Services Team Leader for the State Convention of Baptists in Ohio. Prior to that, Mr. Salter served in the U.S. based airlines industry for nearly 15 years. Mr. Salter earned his Bachelor of Science in Business Administration from McNeese State University, Lake Charles, Louisiana in 1983.

HAROLD D. WOODALL has served as our Vice President for Lending since May, 2007 and was appointed Senior Vice President and Chief Credit Officer on August 18, 2011. His responsibilities include the general management of development, underwriting and processing of loan origination and mortgage investment. Mr. Woodall previously served as Vice President for Lending Services at the California Baptist Foundation from 1996 to 2006, where he was responsible for general management of a $130 million loan fund, including origination of over $500 million in church and ministry loans during that period. His previous experience also includes 10 years’ experience as a commercial lending officer with Bank of America, President of a medical equipment manufacturing company with world-wide sales, real estate sales and development, independent oil and gas production, President of an equipment manufacturing and fabrication company specializing in non-coded pressure vessels (on and offshore), President of an oil and gas industry services company, and agribusiness ventures. Mr. Woodall is a graduate of Oklahoma State University in Stillwater, Oklahoma with a B.S. in Agricultural Economics and finance.

MENDELL THOMPSON joined the Board when Arthur Black, whom served on the Board from 1997 through April 2016, retired from the Board.  Mr. Thompson will complete the remainder of Mr Black’s term of office.  Mr. Thompson serves as President/CEO of America’s Christian Credit Union in Glendora, California, a position he has held since 1986. Prior to his promotion to President/CEO at age 32 in 1986, Mr. Thompson held a variety of other positions at the Credit Union between 1977 and 1986. Among his many accomplishments, Mr. Thompson was influential in taking the Credit Union through a charter change in 1993 that opened the door to making church loans. Currently, America's Christian Credit Union serves more than 75,000 members, has over $313 million in assets, and manages assets of over $450 million.  Mr. Thompson was elected to the Glendora City Council in 2015 and is currently serving his first 4-year term, is a trustee on the Point Loma Nazarene University (PLNU) Board and a director on the PLNU Foundation Board. Mr. Thompson has served as a director of the National Association of State Credit Union Supervisors (NASCUS) Executive Council, as a director on the Board of

WesCorp FCU, Chairman of WesCorp’s Supervisory Committee, and on the Glendora Church of the Nazarene Board. He has been a director of the CU Deposit Network, the Financial Marketing Association, and the Southern California CU Executives Society Council.  Mr. Thompson graduated cum laude in 1976 with a bachelor’s degree in History/Business from Point Loma Nazarene University, and is also a graduate of the Western CUNA Management School and Stanford University’s Executive Development Program.

JULI ANNE LAWRENCE has served as a member of our Board since 2007. She is currently the Chief Strategy Officer of Raoust and Partners, a Virginia-based firm that has been supporting credit unions for over 20 years.  Prior to her current engagement, she was the Senior Vice President of Research and Development for Western Bancorp in San Jose, California.  She served prior to that as President and Chief Executive Officer of the National Institute of Health Federal Credit Union. Prior to that, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Ms. Lawrence served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Lawrence served as the Director of Sales for the US Navy Mid-Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland and Bermuda. Ms. Lawrence received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D.  Ms. Lawrence currently serves on the Board of Directors for the George Washington Institute of Health and Women in BIO. She also previously served as Chair for the Executive Committee of the Open Solutions, Inc. Client Association and serves currently as a Trustee of the International Mission Board of the Southern Baptist Convention. Ms. Lawrence provides our Board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise. Ms. Lawrence serves as our Chair of the Asset-Liability Management Committee.

JERROD FORESMAN has served as a member of our Board since May, 2012. He is the President, Chief Compliance Officer and Financial Operations Principal of Bankers & Investors Company Inc., a registered broker/dealer and investment advisor headquartered in Kansas City, Kansas. B&I is a non-bank affiliate of Valley View Bancshares and its seven local community banks and 45 branches. Mr. Foresman has been serving as a financial advisor since 1990 and has managed and owned financial advisory/marketing firms specializing in working with credit unions and community banks since 1993. Mr. Foresman attended Missouri State University and is currently studying for additional financial designations from the American College in Bryn Mawr, PA. He is a contributing member of the Wealth Management RIA Board of Advisors, Advisor Confidence Index (ACI) from Rydex. Mr. Foresman holds the FINRA Series 7, 24, 27, 63, 65 and 66 as well as life, health, property & casualty insurance licenses.  Mr. Foresman serves on our Asset-Liability Management Committee and was appointed in February 2017 to serve on our Audit Committee.

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

ABEL POMAR began serving as a member of our board in February 2016. Mr. Pomar currently serves as the President, Chief Executive Officer of Evangelical Christian Credit Union (“ECCU”). Prior to joining ECCU, Mr. Pomar served as Senior Vice President, Strategic Initiatives within the Global Compliance organization at Bank of America, where he was most recently responsible for leading the delivery of regulatory compliance change and transformation initiatives across the enterprise. During his nearly eight years at Bank of America, Mr. Pomar held various leadership positions, including roles in global marketing and corporate affairs, technology delivery and change management, strategic planning and continuous improvement, and finance. He holds a bachelor’s degree in operations management and a MBA with a concentration in finance from California State University, Los Angeles. Mr. Pomar was appointed in February 2017 to serve on the Board of Managers for Ministry Partners Securities.

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

Audit Committee

In May 2005, our Board established a standing audit committee. Our Board has adopted a formal charter for our Audit Committee.  Under this charter, the Audit Committee oversees our accounting policies and practices, financial reporting procedures and audits of our financial statements. For the year ended December 31, 2016, the Audit Committee comprised two members, including Van Elliott and Jeffrey T. Lauridsen.  Mr. Lauridsen continues to serve as Chairman of the Audit Committee.    Until his retirement from the Board in February 2015, Randolph P. Shepard served as Audit Committee Chairman and was considered a financial expert.  The Company intends to find a suitable candidate to serve on the Board of Managers that qualifies as a financial expert that could serve on our Audit Committee.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2016 and 2015 by our senior executive officers.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year Ended	Salary	Bonus	All Other Compensation
Michael Lee	2016	$--	$--	$12,250	(1)
Chairman of the Board of Managers	2015	--	--	--	(1)
James Overholt	2016	--	--	--	(2)
Former President and Chief Executive Officer	2015	209,192	--	233,898	(2)
Joseph Turner	2016	242,006	500	41,503	(4)
President and Chief Executive Officer	2015	191,263	--	50,584	(3)
Susan Reilly	2016	117,916	--	93,670	(5)
Former Sr Vice President and Chief Financial Officer	2015	153,412	--	18,111	(3)
Harold Woodall	2016	166,018	500	31,723	(4)
Sr Vice President and Chief Credit Officer	2015	150,431	--	31,902	(3)
Daniel Flude	2016	121,121	3,900	34,438	(4)
Vice President, Finance	2015	--	--	--	(6)
Van Elliott	2016	--	--	9,350	(1)
Secretary and Manager	2015	--	--	--	(1)
Juli Anne Lawrence	2016	--	--	11,250	(1)
Manager	2015	--	--	--	(1)
Arthur Black	2016	--	--	1,250	(1)
Manager	2015	--	--	--	(1)
Jeffrey Lauridsen	2016	--	--	11,650	(1)
Manager	2015	--	--	--	(1)
Jerrod Foresman	2016	--	--	9,350	(1)
Manager	2015	--	--	--	(1)
Abel Pomar, Manager	2016	--	--	6,500	(1)
Mendell Thompson, Manager	2016	--	--	6,650	(1)
Randolph Shepard, Manager	2015	--	--	--	(1)
Robert McDougall, Manager	2015	--	--	--	(1)

(1) We accrued amounts for each Manager for their service on the Board during 2016 which were paid in January 2017.  The Board members elected not to receive any compensation for their service during the year ended December 31, 2015.

(2) We have paid or accrued a total of $233,898 for Mr. Overholt’s severance pay, 401(k) retirement plan, medical benefits and life and disability insurance for 2015.  This includes $221,888 accrued for severance pay and medical benefits as stipulated in a severance agreement entered into in December 2015 as part of Mr. Overholt’s retirement.

(3) We contributed an aggregate amount of $18,111 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2015.  We contributed an aggregate amount of $31,902 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2015.  We contributed an aggregate amount of $40,958 for Mr. Turner’s 401(k) retirement plan, medical benefits and life and disability insurance for 2015.    Per his employment agreement, we also compensated Mr. Turner $9,626 for moving related expenses incurred in 2015 when he moved to Brea, California.

(4) We contributed an aggregate amount of $41,503 for Mr. Turner's 401(k) retirement plan, medical benefits and life and disability insurance for 2016. We contributed an aggregate amount of $31,723 for Mr. Woodall's 401(k) retirement plan, medical benefits and life and disability insurance for 2016.  We contributed an aggregate amount of $3,438 for Mr. Flude's 401(k) retirement plan, medical benefits and life and disability insurance for 2016.

(5) We contributed an aggregate amount of $11,687 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2016.    W paid Ms. Reilly $77,532 in severance payments in 2016 as a result of the Company’s management restructuring and reorganization plan which was announced in 2016.

(6) Mr. Flude was not an executive officer of the Company for the year ending December 31, 2015.

No options, warrants or other rights to purchase our equity securities have been issued to our officers.

In February 2014, the Board approved the payment of compensation grants to Managers of the Board effective as of January 1, 2013. Under the grants approved by the Board, each Manager will receive a cash grant for serving on the Board, and will receive additional amounts for attendance at each Board meeting and for serving as a Chairperson of one of our Board Committees.  Each Manager is also entitled to be reimbursed for expenses incurred in performing duties on our behalf.  The Managers elected not to receive compensation awards for the year ended December 31, 2015. For the year ended December 31, 2016, we accrued $68 thousand in compensation awards for our Managers.  These awards were paid in January 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information available to us, as of December 31, 2016, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

(1)
Name	Beneficial Ownership	Percentage Owned(1)
R. Michael Lee 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Van C. Elliott 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Mendell Thompson 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Juli Anne S. Lawrence 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Jeffrey T. Lauridsen 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Abel Pomar 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Jerrod L. Foresman 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
All officers and members of the Board as a group	--	--%

Other 5% or greater beneficial owners (seven):

Name	Beneficial Ownership	Percentage Owned(1)
Evangelical Christian Credit Union	62,000	42.31%
Financial Partners Credit Union	12,000	8.19%
Navy Federal Credit Union (2)	11,905	8.13%
UNIFY Financial Credit Union (3)	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%

(1)Based on 146,522 Class A Units outstanding.

(2)Navy Federal Credit Union is a non-voting equity member in the Company, but holds a beneficial interest in 11,905 Class A Common Units which were acquired pursuant to a merger completed with USA Federal Credit Union.  As the holder of an economic interest in the Company, Navy Federal Credit Union holds a beneficial interest in the Company.

(3) UNIFY Financial Credit Union was formerly Western Federal Credit Union.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ECCU Related Agreements.

In prior years, we have purchased participation interests in mortgage loans as well as whole loans from ECCU, our largest equity owner.  We did not purchase any loans from ECCU during the years ended December 31, 2016 and 2015.  We recognized interest income on loans previously purchased from ECCU of $602 thousand and $1.4 million during the years ended December 31, 2016 and 2015, respectively.    ECCU services the loans it sold to us under a servicing agreement pursuant to which a servicing fee of 50 to 65 basis points is deducted from the interest payments we receive on the wholly-owned loans that ECCU services for us.  In lieu of a servicing fee, the loan participations we purchase from ECCU generally have pass-through rates which are up to 100 basis points lower than the loan contractual rate. We negotiate the pass-through interest rates with ECCU on a loan by loan basis.  ECCU serviced nine of the 161 loans in our portfolio as of December 31, 2016. At December 31, 2016, our investment in wholly-owned loans serviced by ECCU totaled $899 thousand, while our investment in loan participations serviced by ECCU totaled $10.3 million.  From time to time, we pay fees for additional services ECCU provides for servicing our loans.  These fees amounted to less than $1 thousand during the years ended December 31, 2016 and 2015, respectively.

We maintain cash accounts held at ECCU.  Total funds held with ECCU at December 31, 2016 and 2015 were $1.2 million and $163 thousand, respectively.  We earned interest on these cash balances for the years ended December 31, 2016 and 2015 in the amount of $15 thousand and $14 thousand, respectively.

Pursuant to an administrative services agreement, we purchase certain professional services from ECCU and we rent our administrative offices from ECCU pursuant to an office lease entered into on November 4, 2008.  We paid ECCU $109 thousand and $117 thousand for the years ended December 31, 2016 and 2015, respectively, for these services and facilities.  We negotiated these charges and terms of the office lease with ECCU based upon the fair market value of such services and rental rates for comparable office space in Brea, California.

On October 6, 2014, our wholly-owned broker-dealer subsidiary, MP Securities, reached an agreement with ECCU whereby ECCU refers clients to MP Securities for investment advisory services.  In exchange, we will remit to ECCU a solicitation fee allowable by the California Department of Business Oversight and applicable federal securities and NCUA regulations.  We remitted $53 thousand and $34 thousand in fees to ECCU during the years ended December 31, 2016 and 2015, respectively.

On April 8, 2016, we entered into a Master Services Agreement with ECCU, pursuant to which we provide marketing, member and client services, operational and reporting services to ECCU.  The Master Services Agreement had a termination date of December 31, 2016; provided, however, unless either party provides at least thirty (30) days written notice to the other party prior to its expiration, the agreement will automatically renew for successive one year periods.  The agreement has been extended for an additional one year term ending on December 31, 2017.  Either party may terminate the Master Services Agreement for any reason by providing thirty (30) days prior written notice.  Pursuant to the terms of the Master Services Agreement, we make visits, deliver reports, provide marketing, educational and loan related services to ECCU’s members, borrowers, leads, referral sources and contacts in the southeast region of the United States.  For the year ended December 31, 2016, we recognized $68 thousand in income as a result of this agreement.

On October 5, 2016, we entered into a Successor Servicing Agreement with ECCU pursuant to which we agreed to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU in the event ECCU requests that we assume its obligation to act as the servicing agent for those loans.  The term of the Agreement is for a period of three years.  For the year ended December 31, 2016, we recognized $2 thousand in income as a result of this agreement.

Other Related Party Transactions.

On April 15, 2016, Mendell Thompson was appointed to our Board of Managers.  Mr. Thompson currently serves as President and Chief Executive Officer of America’s Christian Credit Union.  We have sold $2.9 million in loan participations to ACCU since 2011.  As of December 31, 2016, the outstanding balance of loan participations sold to ACCU is $2.4 million.  We have sold one loan to ACCU for $1.4 million since Mr. Thompson’s appointment to the Board of Managers.

We maintain a portion of our cash investments at ACCU. Total funds held with ACCU were $4.8 million and $354 thousand at December 31, 2016 and 2015, respectively. Interest earned on these funds totaled approximately $7 thousand and $3 thousand for the years ended December 31, 2016 and 2015, respectively.

In addition, our wholly-owned subsidiary, MP Securities, has entered into a Networking Agreement with ACCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ACCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ACCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ACCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ACCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ACCU for permitting it to use the designated location to offer such products and services to ACCU’s members under an arrangement that will entitle ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $127 thousand and $73 thousand to ACCU under the terms of this agreement during the years ended December 31, 2016 and 2015, respectively.

From time to time, our Board and members of our executive management team have purchased investor notes from us.  One of our Board members, Mr. Van Elliott, holds $53 thousand of our Class A Notes.

On August 15, 2013, we sold a  $5.0 million loan participation interest to Western Federal Credit Union, one of our equity owners, which is now doing business as UNIFY Financial Credit Union.  We charge 50 basis points to service the loan for UNIFY Financial Credit Union.

We have entered into a selling agreement with our wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will sell our Subordinated Capital Notes and our International Notes.  The sales commissions and cost reimbursements paid to any broker-dealer firms that are engaged to assist in the distribution of such certificates will not exceed 3% of the amount of certificates sold.  For the years ended December 31, 2016 and 2015, MP Securities earned $53 thousand and $25 thousand, respectively, on sales of Series 1 Subordinated Capital Notes.  MP Securities did note sell any International Notes during the year ended December 31, 2016.

We have also entered into a selling agreement with MP Securities pursuant to which MP Securities serves as our selling agent in distributing our Class 1 Notes.  Under the terms of the Class 1 Notes Offering, MP Securities receives a selling concession for acting as a participating broker ranging from 1.25% to 5% on the sale of a fixed series note and an amount equal to .25% per annum on the average note balance for a variable series note.  We have also entered into a Managing Participating Broker Agreement with MP Securities pursuant to which MP Securities acts as the managing broker for the offering of our Class 1 Notes.  As the managing participating broker, MP Securities maintains sales records, processes and approves investor applications, conducts retail and wholesale marketing activities for sales of the Class 1 Notes and undertakes its own due diligence review of the offering.  MP Securities does not serve as a lead underwriter, distribution manager or syndicate manager for the offering.

Under the terms of the Managing Participating Broker Dealer Agreement (the “MPB Agreement”) entered into with us and MP Securities, we will pay managing broker commissions of .50% for the sale of Fixed Series Class 1 Notes and Variable Series Class 1 Notes sold.  The managing broker commissions will be reduced by .25% of the total amount of each note sold in the offering to a repeat purchaser who is then, or has been within the immediately preceding thirty (30) days, an owner of one of our investor notes.  No commissions are paid on the accrued interest deferred and added to the principal balance of a note when an investor elects to defer interest received on a note.  In the event MP Securities provides wholesale services in connection with the Class 1 Notes offering, we may reimburse MP Securities and any other selling group member up to $40,000 in wholesaling expenses.  As of the date of this Report, no wholesaling expenses have been paid to MP Securities or any other selling group member under the Class 1 Notes offering.  For the years ended December 31, 2016 and 2015, MP Securities earned $543 thousand and $437 thousand, respectively, in sales concessions and $91 thousand and $55 thousand, respectively, in managing broker concessions on the sale of our Class 1 Notes.

In addition, we have signed an Administrative Services Agreement with MP Securities which stipulates that we will provide certain services to MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  The total expenses charged to MP Securities for these services were $630 thousand and $913 thousand for the years ended December 31, 2016 and 2015, respectively.  At a Board of Managers meeting held on November 5, 2015, the Board approved a Resolution authorizing a expense abatement of up to $250,000 to be made in our wholly-owned subsidiary, MP Securities.  The Resolution further authorized our officers to amend the terms of the Administrative Services Agreement entered into by and between us and MP Securities thereby authorizing us to abate MP Securities’ obligation to pay us for providing those described services for a limited period not to exceed twelve months and up to an amount not to exceed $250,000.  MP Securities may discontinue the expense abatement at any time during the one year period by providing written notice to us.    Pursuant to a Resolution adopted by the Board of Managers on November 3, 2016, the Board extended the agreement for an additional one year period and reserved the right to waive abatement on a month to month basis.  As of the date of this Report, no abatement request has been made or authorized under the Administrative Services Agreement.

In connection with our Secured Investment Note offering, we have engaged MP Securities to act as our managing broker for the offering.  Under the terms of a Managing Broker-Dealer Agreement entered into by and between us and MPS Securities, we will pay selling commissions ranging from 2% on our Secured Investment Notes with a 18-month maturity to 5% on Secured Investment Notes with a 54-month maturity, with total selling commissions not to exceed 5%.  For the years ended December 31, 2016 and 2015, MP Securities earned $45 thousand and $93 thousand, respectively, in concessions on the sale of Secured Investment Notes.

Pursuant to a Loan and Security Agreement, dated December 15, 2014, entered into by and among the Company, MPF and the holders of our Secured Investment Notes (the “Loan Agreement”), MPF serves as the collateral agent for the Secured Investment Notes.  The Company pledges and delivers mortgage loans and cash to MPF to serve as collateral for the Secured Investment Notes.  As custodian and collateral agent for the Secured Investment Notes, MPF monitors our compliance with the terms of the Loan Agreement, take possession of, hold, operate, manage or sell the collateral conveyed to MPF for the benefit of the Secured Investment Note holders.  MPF is further authorized to pursue any remedy at law or in equity after an event of default occurs under the Loan Agreement.  We have pledged $2.9 million in loans receivable and $600 thousand in cash as collateral for the Secured Investment Notes at December 31, 2016.

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

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2016	2015

Audit and audit-related fees	$133,580	$132,245
Tax Fees	12,500	12,500
All other fees	5,436	--
Total	$151,516	$144,745

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

10.17	Employment Agreement by and between Ministry Partners Securities, LLC and Joseph Turner dated May 27, 2015. (14)
10.18	Severance and Release Agreement dated January 7, 2016. (15)
10.19	Employment Agreement by and between Ministry Partners Securities, LLC and Joseph Turner dated May 5, 2016. (16)
10.20	Separation and Release Agreement dated September 7, 2016. (17)
10.21

Amendment and Modification of Promissory Note by and between The National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union and Ministry Partners Investment Company, LLC dated November 30, 2016. (18)

10.22

Amendment and Modification of Promissory Note by and between The National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union and Ministry Partners Investment Company, LLC dated November 30, 2016. (18)

14.1	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
21.1	List of Subsidiaries (*)

23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.ins	XBRL Taxonomy Extension Definition Linkbase Document **
101.sch	XBRL Taxonomy Extension Schema Document **
101.def	XBRL Taxonomy Extension Definition Linkbase Document **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 23, 2013.
(4)	Incorporated by reference to the Report on Form 8-K filed by the Company on October 15, 2007, as amended.
(5)	Incorporated by reference to the Report on Form 10-K filed by the Company on April 14, 2009.
(6)	Incorporated by reference to the Report on Form 10-K/A filed by the Company on April 3, 2012.
(7)	Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Company on June 24, 2014.
(8)	Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed by the Company on November 14, 2013.

(9)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 7, 2014.
(10)	Incorporated by reference to Exhibit 10.30 of the Report on Form 10-Q filed by the Company on May 15, 2014.
(11)	Incorporated by reference to Exhibit 1.0 to the Registration Statement on Form S-1 filed by the Company on June 24, 2014
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 9, 2015.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 3, 2015.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 12, 2016.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 11, 2016.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 13 2016.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 5, 2016.
*	Filed herewith.
**	Furnished, not filed, herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT

COMPANY, LLC

Dated:  March 29, 2017By: /s/ Joseph W. Turner

  Joseph W. Turner,

  Chief Executive Officer

  (Principal Executive Officer)

Dated:  March 29, 2017By: /s/ Daniel A. Flude

  Daniel A. Flude,

  Vice President, Finance

  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Joseph W. Turner

Chief Executive Officer (Principal Executive Officer)

Date:  March 29, 2017

/s/ Daniel A. Flude

Vice President, Finance (Principal Accounting Officer)

Date:  March 29, 2017

/s/ R. Michael Lee

Chairman, Board of Managers

Date:  March 29, 2017

/s/ Van C. Elliott

Secretary, Manager

Date:  March 29, 2017

/s/ Mendell Thompson

Manager

Date:  March 29, 2017

/s/ Juli Anne S. Lawrence

Manager

Date:  March 29, 2017

/s/ Jeffrey T. Lauridsen

Manager

Date:  March 29, 2017

/s/ Jerrod L.Foresman

Manager

Date:  March 29, 2017

/s/ Abel Pomar

Manager

Date:  March 29, 2017