Form 10-K/A
period 2016-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2017-04-04
CIK 944130

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 29, 2017, Ministry Partners Investment Company, LLC filed its annual report on Form 10-K for the calendar year ended December 31, 2016 (the “2016 Form 10-K”).  The Company hereby amends the 2016 Form 10-K to correct the omission of the date at the bottom of the Report of Independent Registered Accountants on page F-1 of the Company’s financial statements.   No other amendments or changes are or were made to the 2016 Form 10-K, which is set forth herein in its entirety.

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

March 29, 2017

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