Form 10-Q
period 2017-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2017-05-15
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company filer, or an emerging growth company.  See the definitions of  “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company.” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company filer ☑	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

At March 31, 2017, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

 (Dollars in Thousands Except Unit Data)

	2017	2016
	(Unaudited)	(Audited)
Assets:
Cash	$16,668	$9,683
Pledged cash	--	600
Loans receivable, net of allowance for loan losses of $1,880 and $1,875 as of March 31, 2017 and December 31, 2016, respectively	141,842	144,264
Accrued interest receivable	663	657
Investments	891	892
Property and equipment, net	118	115
Other assets	680	427
Total assets	$160,862	$156,638
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$85,129	$86,326
Notes payable, net of debt issuance costs of $72 and $78 as of March 31, 2017 and December 31, 2016, respectively	66,008	60,479
Accrued interest payable	180	173
Other liabilities	566	853
Total liabilities	151,883	147,831
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2017 and December 31, 2016 (liquidation preference of $100 per unit); See Note 11	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2017 and December 31, 2016; See Note 11	1,509	1,509
Accumulated deficit	(4,245)	(4,417)
Total members' equity	8,979	8,807
Total liabilities and members' equity	$160,862	$156,638

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016

(Dollars in Thousands)

	2017	2016
Interest income:
Interest on loans	$2,327	$2,256
Interest on interest-bearing accounts	13	7
Total interest income	2,340	2,263
Interest expense:
NCUA borrowings	535	566
Notes payable	563	470
Total interest expense	1,098	1,036
Net interest income	1,242	1,227
Provision for loan losses	5	45
Net interest income after provision for loan losses	1,237	1,182
Non-interest income:
Broker-dealer commissions and fees	146	125
Other lending income	148	123
Total non-interest income	294	248
Non-interest expenses:
Salaries and benefits	727	818
Marketing and promotion	19	21
Office operations	358	377
Foreclosed assets, net	--	(281)
Legal and accounting	176	190
Total non-interest expenses	1,280	1,125
Income before provision for income taxes	251	305
Provision for income taxes	6	4
Net income	$245	$301

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016

(Dollars in Thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245	$301
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	7	4
Amortization of deferred loan fees	(124)	(145)
Amortization of debt issuance costs	27	22
Provision for loan losses	5	45
Accretion of allowance for loan losses on restructured loans	--	(1)
Accretion of loan discount	(9)	(15)
Gain on sale of loans	(80)	(76)
Gain on sale of foreclosed assets	--	(278)
Changes in:
Accrued interest receivable	(6)	(63)
Other assets	(134)	(211)
Other liabilities and accrued interest payable	(224)	72
Net cash used by operating activities	(293)	(345)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(4,100)	(14,804)
Loan sales	3,828	8,501
Loan principal collections	2,784	5,604
Foreclosed asset sales	--	2,864
Purchase of property and equipment	(10)	(5)
Net cash provided by investing activities	2,502	2,160
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in NCUA borrowings	(1,197)	(937)
Net change in notes payable	5,523	3,955
Debt issuance costs	(21)	(18)
Dividends paid on preferred units	(129)	(59)
Net cash provided by financing activities	4,176	2,941
Net increase in cash	6,385	4,756
Cash at beginning of period	10,283	11,645
Cash at end of period	$16,668	$16,401
Supplemental disclosures of cash flow information
Interest paid	$1,091	$1,025
Income taxes paid	$--	$--
Transfer of foreclosed assets to investments	$--	$900

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of the Company’s accounting policies is included in its 2016 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the results for the full year.

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

In 2007 the Company created a wholly-owned special purpose subsidiary, Ministry Partners Funding, LLC (“MPF”).  MPF was inactive from November 30, 2009 through November 2014.  The Company has maintained MPF for use as a financing vehicle to offer, manage or sell debt securities, participate in debt financing transactions and serve as a collateral agent to hold mortgage loans for the benefit of our secured note investors.  In December 2014, the Company reactivated MPF to hold loans used as collateral for its Secured Investment Certificates.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MP Securities was formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. Effective July 14, 2010, MP Securities was qualified to transact business in the State of California.  On March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  In October 2012 MP Securities began acting as a selling agent for the Company’s Class A Notes offered under a registration statement declared effective by the U.S. Securities and Exchange Commission (“SEC”).  In January 2015, MP

Securities began acting as a selling agent for the Company’s Class 1 Notes offering.  In November 2012, MP Securities also began selling investments in mutual funds.

In March 2013, MP Securities began selling the Company’s Series 1 Subordinated Capital Notes and 2013 International Notes. On July 11, 2013, MP Securities executed a new membership agreement with FINRA which authorized it to act on a fully disclosed basis with a clearing firm to expand its brokerage activities. In addition, on July 11, 2013, the State of California granted its approval for MP Securities to provide registered investment advisory services. On September 26, 2013, MP Securities entered into a clearing firm agreement with Royal Bank of Canada Dain Rauscher (“RBC Dain”), thereby enabling MP Securities to open brokerage accounts for its customers. On March 14, 2013, the Company received a resident license from the California Department of Insurance to act as an Insurance Producer under the name Ministry Partners Insurance Agency, LLC (“MPIA”).  MPIA has reached agreements with multiple insurance companies to offer their life and disability insurance products, as well as fixed and variable annuities.  MP Securities can now offer a broad scope of investment services that will enable it to better serve the Company’s clients and customers.

Due to its broad offering of products and services, MP Securities is directly regulated by the following federal and state entities:  the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), the California Department of Business Oversight, and the California Department of Insurance.  In addition, MP Securities is licensed with the state insurance or securities divisions in every state in which business is conducted.  As of March 31, 2017, MP Securities was licensed to sell insurance products in 13 states and as a broker dealer firm in 21 states.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of March 31, 2017 and December 31, 2016.

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

Investments

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”), a company that will develop and market property formerly classified by the Company as a foreclosed asset.  In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project as part of the agreement and reclassified the carrying value of the property from foreclosed assets to investments.  The Company’s initial investment in the joint venture was $900 thousand, which was equal to its carrying value in the foreclosed asset at December 31, 2015.  The Company’s investment in the joint venture is analyzed for impairment by management on a periodic basis.  Any impairment charges are recorded as a valuation allowance against the value of the asset.  The Company’s share of income and expenses of the joint venture increase or decrease the Company’s investment and are recorded on the income statement as realized gains or losses on investment.

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

The Company, from time to time, sells participation interests in mortgage loans it has originated or acquired. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest: (i) each portion of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership; (iii) the transfer must be made on a non-recourse basis (other than standard representations and warranties made under the loan participation sale agreement) to, or subordination by, any participating interest holder; and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria is not met, the transaction is accounted for as a secured borrowing arrangement.

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

2.  Pledge of Cash

Occasionally, the Company will pledge cash as collateral for its borrowings or its Secured Notes. This cash is considered restricted cash.  At December 31, 2016,  $600 thousand was pledged as collateral for the outstanding Secured Notes.  The Company had no  cash pledged as collateral for its Secured Notes or its NCUA borrowings at March 31, 2017.

3.  Related Party Transactions

The Company maintains a portion of its cash funds at ECCU, its largest equity investor. Total funds held with ECCU were $609 thousand and $1.2 million at March 31, 2017 and December 31, 2016, respectively. Interest earned on funds held with ECCU totaled $2 thousand and $5 thousand for the three months ended March 31, 2017 and 2016, respectively.

The Company leases physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $31 thousand and $30 thousand for the three months ended March 31, 2017 and 2016, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  The Company believes that this method is reasonable.

In the past,  the Company has purchased mortgage loans, including loan participation interests from ECCU, its largest equity owner.  During the three month periods ended March 31, 2017 and 2016,  the Company did not purchase any loans from ECCU.  With regard to loans purchased from ECCU in prior years, the Company recognized $152 thousand and $134 thousand of interest income during the three months ended March 31, 2017 and 2016, respectively.  ECCU currently acts as the servicer for eight of the 161 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement the Company entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments it receives on wholly-owned loans ECCU services on its behalf.  In lieu of a servicing fee, loan participations the Company purchased from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiated the pass-through interest rates with ECCU on a loan by loan basis.  At March 31, 2017,  the Company’s investment in wholly-owned loans serviced by ECCU totaled $894 thousand, while its investment in loan participations serviced by ECCU totaled $9.3 million.

On October 6, 2014, MP Securities, the Company’s wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ECCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ECCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ECCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ECCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ECCU for permitting it to use the designated location to offer such products and services to ECCU’s members under an arrangement that will entitle ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $9 thousand and $23 thousand to ECCU under the terms of this agreement during the three months ended March 31, 2017 and 2016, respectively.

On April 8, 2016, the Company and ECCU entered into a Master Services Agreement (the “Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ECCU commencing on the effective date of the Services Agreement and ending on December 31, 2016; provided, however, that unless either party provides at least thirty (30) days written notice to the other party prior to its expiration, the agreement will automatically renew for successive one year periods.  The agreement was automatically renewed for the year ended December 31, 2017. Either party may terminate the Services Agreement for any reason by providing thirty (30) days prior written notice.  The Company has agreed to assign a designated service representative which must be approved by ECCU in performing its duties under the Agreement.  Pursuant to the terms of the Services Agreement, the Company will make visits, deliver reports, provide marketing, educational and loan related services to ECCU’s members, borrowers, leads, referral sources and contacts in the southeast region of the United States.  For the three months ended March 31, 2017, the Company recognized $14 thousand in income as a result of this agreement.

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU pursuant to which the Company has agreed to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans.  The term of the Agreement is for a period of three years.  For the three months ended March 31, 2017, the Company recognized $3 thousand in income as a result of this agreement.

Other Related Party Transactions

On April 15, 2016, Mendell Thompson was appointed to the Company’s Board of Managers.  Mr. Thompson currently serves as President and Chief Executive Officer of America’s Christian Credit Union (“ACCU”).  The Company has sold $4.7 million in loan participations to ACCU since 2011, including $1.9 million during the three months ended March 31, 2017.  As of March 31, 2017, the outstanding balance of loan participations sold to ACCU is $4.2 million.  On May 4, 2017, ACCU 12,000 Class A Units and 12,000 Series A Preferred Units of the Company’s Class A Common Units and Series A Preferred Units, respectively, from one of the Company’s credit union owners.  See Note 17. Subsequent Events below for additional disclosure.

In addition, the Company’s wholly-owned subsidiary, MP Securities has a Networking Agreement with ACCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ACCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ACCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ACCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ACCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ACCU for permitting it to use the designated location to offer such products and services to ACCU’s members under an arrangement that will entitle ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $28 thousand and $18 thousand to ACCU under the terms of this agreement during the three months ended March 31, 2017 and 2016, respectively.  The terms of this agreement have not changed as a result of Mr. Thompson’s appointment to the Company’s Board of Managers.

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable to related parties totaled $53 thousand at March 31, 2017 and December 31, 2016.

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

Under the terms of the Managing Participating Broker Dealer Agreement (the “MPB Agreement”) entered into with MP Securities, the Company pays gross selling commissions ranging from 1.25% to 1.75% for the sale of Fixed Series Class 1 Notes and an amount equal to .50% of the amount of Variable  Series Class 1 Notes sold plus an amount equal to .25% per annum on the average note balance of such Variable Series Class 1 Note.  Both the gross commissions and managing participating broker commissions will be reduced by .25% of the total amount of each note sold in the offering to a repeat purchaser who is then, or has been within the immediately preceding thirty (30) days, an owner of one of the Company’s investor notes.  No commissions are paid on the accrued interest deferred and added to the principal balance of a note when an investor elects to defer interest received on a note.  In the event MP Securities provides wholesaling services in connection with the Class 1 Notes offering, the Company may reimburse MP Securities and any other selling group member up to $40 thousand in wholesaling expenses.  As of the date of this Report, no wholesaling expenses have been paid to MP Securities or any other selling group member under the Class 1 Notes offering.

On May 5, 2017, the Company and MP Securities entered into an Amended and Restated Managing Broker Dealer Agreement pursuant to which MP Securities will no longer be paid a selling commission upon the sale of a Class 1 Note.  We intend to compensate MP Securities with an assets under management fee equal to 1% of the outstanding balances of our Class 1 Notes; provided, however, that a maximum total compensation paid to MP Securities during the term a Class 1 Note is held does not exceed 5.5%.  The adoption and implementation of revised plan of distribution and adoption of the assets under management fee structure is dependant, however, on a declaration of effectiveness bythe SEC of our Post-Effective Amendment No. 3 to Form S-1 Registration Statement for our Class 1 Notes that was filed with the SEC on May 5, 2017.

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

In addition, the Company has signed an Administrative Services Agreement with MP Securites which stipulates that it will provide certain services to MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  In December 2015, the Company agreed to waive and abate MP Securities’ obligation to pay the Company for these services for a limited period of time not to exceed twelve months and subject to a maximum expense abatement of $250 thousand.  For the three month period ended March 31, 2017, no abatements had been requested by MP Securities or made by the Company.  Pursuant to resolutions adopted by the Board of Managers in November 2016, the Board authorized the officers of the Company to extend the terms of this agreement for an additional twelve month period.

Pursuant to a Loan and Security Agreement, dated December 15, 2014, entered into by and among the Company, MPF and the holders of its Secured Notes (the “Loan Agreement”), MPF serves as the collateral agent for the Company’s Secured Notes.  The Company will pledge and deliver mortgage loans and cash to MPF to serve as collateral for the Secured Notes.  As custodian and collateral agent for the Secured Notes, MPF will monitor the Company’s compliance with the terms of the Loan Agreement, take possession of, hold, operate, manage or sell the collateral conveyed to MPF for the benefit of the Secured Note holders.  MPF is further authorized to pursue any remedy at law or in equity after an event of default occurs under the Loan Agreement.

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

4.  Loans Receivable and Allowance for Loan Losses

The Company originates church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes: whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2027. Loans yielded a weighted average of 6.25% and 6.28% as of March 31, 2017 and December 31, 2016, respectively. A summary of the Company’s mortgage loans owned as of March 31, 2017 and December 31, 2016 is as follows (dollars in thousands):

	March 31,	December 31
	2017	2016

Loans to evangelical churches and related organizations:
Real estate secured	$144,623	$146,743
Unsecured	891	1,239
Total loans	145,514	147,982

Deferred loan fees, net	(901)	(980)
Loan discount	(891)	(863)
Allowance for loan losses	(1,880)	(1,875)
Loans, net	$141,842	$144,264

Allowance for Loan Losses

The Company has established an allowance for loan losses of $1.9 million as of March 31, 2017 and December 31, 2016 for loans held in its mortgage portfolio. For the three month period ended March 31, 2017,  the Company did not record any charge-offs on its mortgage loan investments.  For the year ended December 31, 2016,  the Company recorded $20 thousand in charge-offs on its mortgage loan investments. Management believes that the allowance for loan losses as of March 31, 2017 and December 31, 2016 is appropriate.

Changes in the allowance for loan losses for the three month period ended March 31, 2017 and the year ended December 31, 2016 are as follows (dollars in thousands):

	Three months ended	Year ended
	March 31, 2017	December 31, 2016

Balance, beginning of period	$1,875	$1,785
Provision for loan loss	5	113
Chargeoffs	--	(20)
Recoveries	--	2
Accretion of allowance related to restructured loans	--	(5)
Balance, end of period	$1,880	$1,875

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	March 31, 2017	December 31, 2016

Loans:
Individually evaluated for impairment	$8,725	$8,878
Collectively evaluated for impairment	136,789	139,104
Balance	$145,514	$147,982

Allowance for loan losses:
Individually evaluated for impairment	$1,072	$1,072
Collectively evaluated for impairment	808	803
Balance	$1,880	$1,875

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at March 31, 2017 and December 31, 2016, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2017
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$108,506	$5,213	$9,642	$--	$123,361
Watch	13,209	--	219	--	13,428
Special mention	2,286	--	--	--	2,286
Substandard	6,237	202	--	--	6,439
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$130,238	$5,415	$9,861	$--	$145,514

Credit Quality Indicators (by class)
As of December 31, 2016
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$109,744	$5,600	$10,590	$--	$125,934
Watch	12,950	--	220	--	13,170
Special mention	2,334	--	--	--	2,334
Substandard	6,339	205	--	--	6,544
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$131,367	$5,805	$10,810	$--	$147,982

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at March 31, 2017 and at December 31, 2016 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$1,129	$1,097	$1,968	$4,194	$126,044	$130,238	$--
Wholly-Owned Junior	--	--	--	--	5,415	5,415	--
Participation First	--	--	--	--	9,861	9,861	--
Participation Junior	--	--	--	--	--	--	--
Total	$1,129	$1,097	$1,968	$4,194	$141,320	$145,514	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,598	$886	$1,334	$5,818	$125,549	$131,367	$--
Wholly-Owned Junior	--	--	--	--	5,805	5,805	--
Participation First	1,358	--	--	1,358	9,452	10,810	--
Participation Junior	--	--	--	--	--	--	--
Total	$4,956	$886	$1,334	$7,176	$140,806	$147,982	$--

The following tables are summaries of impaired loans by loan class as of and for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016, respectively.  The unpaid principal balance reflects the contractual principal outstanding on the loan less interest payments recorded against principal on collateral-dependent loans. The net loan principal balance reflects the unpaid principal balance less specific allowances recorded against impaired loans.  The net recorded investment in impaired loans reflects the loan principal balance less discounts (dollars in thousands):

Impaired Loans (by class)
As of March 31, 2017
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,267	$--	$4,267	$425	$3,842
Wholly-Owned Junior	202	--	202	11	191
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,256	1,072	3,184	319	2,865
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$8,725	$1,072	$7,653	$756	$6,898

	For the three months ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,880	$--
Wholly-Owned Junior	192	--
Participation First	--	--
Participation Junior	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	3,972	--
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	$8,045	$--

Impaired Loans (by class)
As of December 31, 2016
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,346	$--	$4,346	$425	$3,921
Wholly-Owned Junior	205	--	205	11	194
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,327	1,072	3,255	319	2,936
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$8,878	$1,072	$7,806	$756	$7,050

	For the year ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,085	$31
Wholly-Owned Junior	198	--
Participation First	--	--
Participation Junior	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,181	13
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	$8,464	$44

Impaired Loans (by class)
As of March 31, 2016
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,837	$--	$1,837	$160	$1,677
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,647	704	5,943	584	5,359
Wholly-Owned Junior	3,308	411	2,897	56	2,841
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,792	$1,115	$10,677	$800	$9,877

	For the three months ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Church loans:
Wholly-Owned First	$1,698	$--
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	6,111	--
Wholly-Owned Junior	3,259	39
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	$11,068	$39

A summary of nonaccrual loans by loan class at March 31, 2017 and December 31, 2016 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of March 31, 2017

Church loans:
Wholly-Owned First	$8,523
Wholly-Owned Junior	202
Participation First	--
Participation Junior	--
Total	$8,725

Loans on Nonaccrual Status (by class)
As of December 31, 2016

Church loans:
Wholly-Owned First	$8,673
Wholly-Owned Junior	205
Participation First	--
Participation Junior	--
Total	$8,878

A summary of loans the Company restructured during the three months ended March 31, 2016 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended March 31, 2016

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$944	$944	$939
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--

Total	1	$944	$944	$939

The Company restructured one loan during the three months ended March 31, 2016.  For this loan, the Company added unpaid accrued interest outstanding to the loan balance and offset this with a corresponding discount of the same amount.  The Company lowered the interest rate on the loan and extended the loan’s maturity date.

Troubled Debt Restructurings Defaulted (by class)
For the three months ended March 31, 2016

	Number of Loans	Recorded Investment

Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$939
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	1	$939

The loan that was modified during the three months ended March 31, 2016 defaulted during the period in which it was modified.   No loans were restructured during the three months ended March 31, 2017.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of March 31, 2017,  no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.

5.  Investments

The Company’s investments at March 31, 2017 consist of an ownership interest in a joint venture, Tesoro Hills LLC.  The Company’s ownership interest is equal to the value of its initial investment in the joint venture, which consisted of a $900 thousand property that was previously foreclosed on by the Company.  The joint venture incurred $1 thousand in losses for the three months ended March 31, 2017.  As of March 31, 2017, the value of the Company’s investment in the property is $891 thousand.  Management has conducted an evaluation of the investment as of March 31, 2017 and has determined that the investment is not impaired.  The Company’s investment in the joint venture was $892 thousand at December 31, 2016.

6.  Foreclosed Assets

The Company’s investment in foreclosed assets was zero at March 31, 2017 and at December 31, 2016.  The Company did not record any loss provisions on foreclosed assets during the three months ended March 31, 2017.  All of the Company’s foreclosed assets had been sold or transferred to a joint venture investment as of December 31, 2016.  For further information, see “Investments” above.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the periods ended March 31 and December 31,
	2017	2016
Balance, beginning of period	$--	$1,111
Provision for losses	--	(6)
Charge-offs	--	(1,111)
Recoveries	--	6
Balance, end of period	$--	$--

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended March 31,
	2017	2016
Net loss (gain) on sale of real estate	$--	$(278)
Provision for losses	--	--
Operating expenses, net of rental income	--	(3)
Net expense (income)	$--	$(281)

7.  Loan Participation Sales

During the three months ended March 31, 2017,  the Company sold participations in four church loans totaling $3.8 million while retaining servicing responsibilities on the loans.  As a result of these sales, the Company recorded servicing assets totaling $118 thousand.  During the year ended December 31, 2016, the Company sold participations in eight church loans totaling $14.3 million.  As a result of these sales, the Company recorded servicing assets totaling $155 thousand.  Servicing assets are amortized using the interest method as an adjustment to servicing fee income.  Amortization totaled $20 thousand for the three months ended March 31, 2017.

A summary of servicing assets for the three months ended March 31, 2017 and 2016, and the year ended December 31, 2016 is as follows (dollars in thousands):

	For the three months ended		For the year ended
	March 31,		December 31,
	2017	2016	2016
Balance, beginning of period	$258	$186	$186
Additions:
Servicing obligations from sale of loan participations	118	98	155
Subtractions:
Amortization	(20)	(27)	(83)
Balance, end of period	$356	$257	$258

8. Premises and Equipment

Premises and equipment consist of the following at March 31, 2017 and December 31, 2016 (dollars in thousands):

	As of March 31,	As of December 31,
	2017	2016

Furniture and office equipment	$478	$468
Computer system	222	222
Leasehold improvements	25	25
Total premises and equipment	725	715
Less accumulated depreciation and amortization	(607)	(600)
Premises and equipment, net	$118	$115

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 amounted to $7 thousand and $5 thousand, respectively.

9.  NCUA Borrowings

Members United Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%. The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  On March 30, 2015, the Company and the NCUA entered into an agreement to amend to the Loan and Security Agreement (the “LSA Amendments”) for both the MU Credit Facility and the WesCorp Credit Facility.  The LSA Amendments altered the collateral requirements on both facilities, as well as some of the Company’s reporting requirements to the NCUA.  The balance of the MU Credit Facility was $66.2 million and $67.1 million at March 31, 2017 and December 31, 2016, respectively.  Effective as of November 30, 2016, the Company and the Lender agreed to amend the terms of the facility.  Under the amended terms of the facility, the required minimum monthly payment was increased to $450 thousand, and the facility will mature on November 1, 2026, at which point the final principal payment will be due.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio.  At March 31, 2017 and December 31, 2016, the collateral securing the MU Credit Facility had an aggregate principal balance of $78.5 million and $79.4 million, respectively.  The loan collateral securing the facility was sufficient at March 31, 2017 and December 31, 2016.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of March 31, 2017 and December 31, 2016, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces a credit facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Under the WesCorp Credit Facility Extension, accrued interest is due and payable monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  The WesCorp Credit Facility Extension requires monthly principal and interest payments of $106 thousand.  As of March 31, 2017 and December 31, 2016,  $18.9 million and $19.2 million, respectively, was outstanding on the WesCorp Credit Facility Extension. Effective as of November 30, 2016, the Company and the Lender agreed to amend the terms of the facility.  Under the amended terms of the facility, the required minimum monthly payment was increased to $129 thousand and the facility will mature on November 1, 2026, at which point the final principal payment will be due.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110% (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of March 31, 2017 and December 31, 2016, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $26.7 million and

$26.9 million, respectively. The loan collateral securing the facility was sufficient at March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of the Company’s borrowings from financial institutions during the twelve month periods ending March 31 are as follows (dollars in thousands):

2018	$4,858
2019	4,983
2020	5,105
2021	5,240
2022	5,374
Thereafter	59,569
$85,129

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

10.  Notes Payable

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of March 31, 2017.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Class A Note Offering expired on December 31, 2016 and the Company discontinued the sale of its Class A Notes as of that date.  At March 31, 2017 and December 31, 2016, $15.8 million and $17.3 million of these notes were outstanding, respectively.

In January 2015, the Company registered with the SEC $85.0 million of new Class 1 Notes in two series, including a Fixed Series and Variable Series.  This is a "best efforts" offering and will continue through December 31, 2017.  The offering includes two categories of notes, including a fixed interest note and a variable interest note.  The interest rates the Company will pay on the Fixed Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 60 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 6, 2015, the Variable Index is defined under the Class 1 Notes as the three month LIBOR rate.  The Variable Series Notes will be repaid at the noteholder’s request at any time after the note has been outstanding with an unpaid principal balance of $10,000 or more.  The Company had $7.0 million in outstanding Class 1 Variable Series Notes with an unpaid principal balance over $10,000 at March 31, 2017.

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

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At March 31, 2017 and December 31, 2016, $34.9 million and $32.9 million of Class 1 Notes were outstanding, respectively.

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

In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.  At March 31, 2017 and December 31, 2016,  $8.4 million and $3.4 million in Secured Notes were outstanding, respectively.

As part of this offering, the Company entered into a Loan and Security Agreement with MPF that appointed MPF as the collateral agent of any loans pledged as collateral for the Secured Notes.  At March 31, 2017 and December 31, 2016,  $9.0 million and $2.9 million in loans were pledged as collateral on the Secured Notes, respectively.  As the balance of the loans pledged as collateral at December 31, 2016 was not sufficient to meet the minimum collateral requirements, the Company pledged $600 thousand in cash to meet the requirements of the Secured Investment Certificates.  The outstanding balance of loans pledged as collateral at March 31, 2017 met the minimum collateral requirements of the Company’s Loan and Security Agreement.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. A total of $5.2 million and $5.1 million in notes sold pursuant to this offering were outstanding at March 31, 2017 and December 31, 2016, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at March 31, 2017.  A total of $23 thousand and $54 thousand of its 2013 International Notes were outstanding at March 31, 2017 and December 31, 2016, respectively.

The Company has the following notes payable at March 31, 2017 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$15,845	3.85%
Class 1 Offering	34,876	3.31%

Private Offerings
Special Offering	1,753	4.35%
Special Subordinated Notes	5,196	4.75%
Secured Notes	8,387	3.08%
International Offering	23	3.72%
Total	$66,080	3.55%

Future maturities for the Company’s investor notes during the twelve month periods ending March 31 are as follows (dollars in thousands):

2018	$25,519
2019	16,429
2020	13,674
2021	8,009
2022	2,449
$66,080

Debt issuance costs related to the Company’s notes payable were $72 thousand and $78 thousand at March 31, 2017 and December 31, 2016, respectively.

11.  Preferred and Common Units Under LLC Structure

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

12.  Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the three months ended March 31, 2017 and 2016 were $26 thousand and $19 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2016.  No profit sharing contribution has been made or approved for the three months ended March 31, 2017.

13.  Commitments and Contingencies

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2017 and December 31, 2016, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	March 31, 2017	December 31, 2016
Undisbursed loans	$942	$2,073
Standby letter of credit	$764	$764

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

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California. At March 31, 2017, future minimum rental payments for the twelve months ending March 31 are as follows:

2018	$143
2019	87
Total	$230

Total rent expense, including common area costs, was $35 thousand for the three months ended March 31, 2017 and 2016. The Brea office lease expires in 2018 and contains one additional option to renew for five years.

The Fresno office lease is scheduled to expire in 2018.  There are no options to renew in the lease extension.

14.  Fair Value Measurements

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016, are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2017 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$16,668	$16,668		$--	$--	$16,668
Loans, net	141,842	--		--	143,443	143,443
Investments	891	--		--	891	891
Accrued interest receivable	663	--		--	663	663
FINANCIAL LIABILITIES:
NCUA borrowings	$85,129	$--	$		$82,346	$82,346
Notes payable	66,008	--		--	66,444	66,444
Other financial liabilities	253	--		--	253	253

		Fair Value Measurements at December 31, 2016 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$9,683	$9,683	$--	$--	$9,683
Loans, net	144,264	--	--	144,125	144,125
Investments	892	--	--	892	892
Accrued interest receivable	657	--	--	657	657
FINANCIAL LIABILITIES:
NCUA borrowings	$86,326	$--	$--	$83,322	$83,322
Notes payable	60,479	--	--	60,759	60,759
Other financial liabilities	302	--	--	302	302

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2017 and December 31, 2016.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2017 and December 31, 2016.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2017:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,689	$5,689
Investments	--	--	891	891
Total	$--	$--	$6,580	$6,580

Assets at December 31, 2016:
Collateral dependent loans (net of allowance and discount)	$--	$1,062	$4,736	$5,798
Investments	--	--	892	892
Total	$--	$1,062	$5,628	$6,690

Activity in Level 3 assets is as follows for the three months ended March 31, 2017 and for the year ended December 31, 2016 (dollars in thousands):

Impaired loans
(net of allowance and discount)
Balance, December 31, 2016	$4,736
Re-classifications of assets from Level 2 into Level 3	1,046
Loan payments and payoffs	(93)
Balance, March 31, 2017	$5,689

Investments
(net of allowance and discount)
Balance, December 31, 2016	$892
Pro rata share of joint venture losses	(1)
Balance, March 31, 2017	$891

Impaired loans
(net of allowance and discount)
Balance, December 31, 2015	$5,940
Re-classifications of assets from Level 3 into Level 2	(990)
Allowance and discount, net of discount amortization	(452)
Loans that became impaired	653
Loan payments and payoffs	(415)
Balance, December 31, 2016	$4,736

Investments
(net of allowance and discount)
Balance, December 31, 2015	$--
Transfer of foreclosed assets to investments	900
Pro rata share of joint venture losses	(8)
Balance, December 31, 2016	$892

Foreclosed assets
(net of allowance and discount)
Balance, December 31, 2015	$900
Transfer of foreclosed assets to investments	(900)
Balance, December 31, 2016	$--

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016 are summarized below (dollars in thousands):

March 31, 2017
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,689	Discounted appraised value	Selling cost	10% - 15% (10.46%)
		Internal evaluations	Estimated market decrease	0% - 41% (20.24%)
Investments	$891	Internal evaluations	Estimated future market value	0% (0%)

December 31, 2016
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling cost	10% - 15% (10.55%)
Impaired Loans	$4,736	Internal evaluations	Estimated market decrease	0% - 41% (24.77%)
		Internal evaluations	Discount due to title dispute	0% - 57% (5.58%)
Investments	$892	Internal evaluations	Estimated future market value	0% (0%)

15.  Segment Information

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

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the three month period ended March 31, 2017 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$2,488	$146	$2,634
Intersegment revenue	--	189	189
External non-interest expenses	1,011	275	1,286
Intersegment non-interest expenses	138	--	138
Segment net profit (loss)	238	59	297
Segment assets	160,357	511	160,868

Revenue
Total revenue of reportable segments	$2,823
Inter-segment revenue	(189)
Consolidated revenue	$2,634

Non-interest expenses
Total non-interest expenses of reportable segments	$1,424
Inter-segment non-interest expenses	(138)
Consolidated non-interest expenses	$1,286

Profit
Total income of reportable segments	$297
Inter-segment profits	(52)
Consolidated net income	$245

Assets
Total assets of reportable segments	$160,868
Segment accounts receivable from corporate office	(6)
Consolidated assets	$160,862

Financial information with respect to the reportable segments for the three month period ended March 31, 2016 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$2,386	$125	$2,511
Intersegment revenue	--	184	184
External non-interest expenses	823	306	1,129
Intersegment non-interest expenses	83	--	83
Segment net profit (loss)	399	3	402
Segment assets	152,736	211	152,947

Revenue
Total revenue of reportable segments	$2,695
Inter-segment revenue	(184)
Consolidated revenue	$2,511

Non-interest expenses
Total non-interest expenses of reportable segments	$1,212
Inter-segment non-interest expenses	(83)
Consolidated non-interest expenses	$1,129

Profit
Total income of reportable segments	$402
Inter-segment profits	(101)
Consolidated net income	$301

Assets
Total assets of reportable segments	$152,947
Inter-segment prepaid expenses	(597)
Segment accounts receivable from corporate office	(10)
Consolidated assets	$152,340

16.  Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year.  MP Securities was subject to a California gross receipts LLC fee of approximately $6,400 for the year ended December 31, 2016.  MP Realty incurred a tax loss for the years ended December 31, 2016 and 2015, and recorded a provision of $800 per year for the state minimum franchise tax.

MP Realty, which is taxed as a C corporation under U.S. tax laws, has federal and state net operating loss carryforwards of approximately $319,000 and $316,000, respectively which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at December 31, 2016 and 2015.

Tax years ended December 31, 2013 through December 31, 2016 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2012 through December 31, 2016 remain subject to examination by the California Franchise Tax Board.

17.  Subsequent Events

ACCU Ownership Purchase

On May 4, 2017, ACCU purchased 12,000 Class A Common Units and 12,000 Series A Preferred Units of the Company’s Class A Common Units and Series A Preferred Units from Financial Partners Credit Union.  The Class A Units purchased represent 8.19% of the outstanding common ownership units, while the Series A Preferred Units purchased represent 10.25% of the outstanding Series A Preferred Units.  The Company’s Board of Managers approved the purchase and consented to ACCU as a new member.  The sale and purchase of the Membership Units by ACCU from FPCU was consummated pursuant to a privately negotiated transaction.

ACCU’s President and Chief Executive Officer, Mendell L. Thompson serves as a member of the Company’s Board of Managers.  See Note 3.  “Related Party Transasctions” on page F-16 of this Report.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  Such risks, uncertainties and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the following:

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

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2017 and March 31, 2016 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three months ended March 31, 2017 vs. three months ended March 31, 2016

	Three months ended		Comparison
	March 31,
	(dollars in thousands)
	2017	2016	$ Difference	% Difference
Interest income:
Interest on loans	$2,327	$2,256	$71	3%
Interest on interest-bearing accounts	13	7	6	86%
Total interest income	2,340	2,263	77	3%
Interest expense:
NCUA borrowings	535	566	(31)	(5%)
Notes payable	563	470	93	20%
Total interest expense	1,098	1,036	62	6%
Net interest income	1,242	1,227	15	1%
Provision for loan losses	5	45	(40)	100%
Net interest income after provision for loan losses	1,237	1,182	55	5%
Non-interest income
Broker-dealer commissions and fees	146	125	21	17%
Other lending income	148	123	25	20%
Total non-interest income	294	248	46	19%
Non-interest expenses:
Salaries and benefits	727	818	(91)	(11%)
Marketing and promotion	19	21	(2)	(10%)
Office operations	358	377	(19)	(5%)
Foreclosed assets, net	--	(281)	281	(100%)
Legal and accounting	176	190	(14)	(7%)
Total non-interest expenses	1,280	1,125	155	14%
Income before provision for income taxes	251	305	(54)	(18%)
Provision for income taxes	6	4	2	50%
Net income	$245	$301	$(56)	(19%)

During the three months ended March 31, 2017, we reported net income of $245 thousand, which was a decrease of $56  thousand over the first quarter of 2016.  The decrease in net income was due primarily to a decrease in income received from the sale of foreclosed assets, as all of our foreclosed assets had been sold or transferred as of March 31, 2017.  This decrease was offset by increases in net interest income and non-interest income.    The gain on sale of real estate owned assets reported in the first quarter of 2016 was a non-recurring event.

As compared to the first quarter of 2016, interest income increased by $77 thousand primarily due to an increase in performing mortgage loan assets held in our loan portfolio and an increase in cash balances (see “Management’s

Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  Our gross loan portfolio has increased by $8.2 million since March 2016 due to an increase in loan fundings over the twelve months.  Interest income earned on interest-bearing accounts with other institutions increased mainly due to an increase in cash from the sale of notes and from loan participation sales.

Total interest expense increased by $62 thousand as compared to the first quarter of 2016 due to an increase in our investor notes.  Note interest expense increased by $93 thousand as our outstanding notes payable have increased since March 31, 2016 by $12.2 million. Interest expense on our NCUA borrowings decreased by $31 thousand over the first quarter of 2016 due to regular monthly principal payments made on our borrowings.

For the three month period ended March 31, 2017, net interest income increased by $15 thousand, or 6%, from the three month period ended March 31, 2016.  Net interest income after provision for loan losses increased by $55 thousand for the quarter ended March 31, 2017 over the three months ended March 31, 2016.  The primary reason for the increase relates to provisions for loan losses.  In the first quarter of 2016, we recorded $45 thousand in provisions related to general reserves as compared to $5 thousand in general reserves recorded as provisions during the first quarter of 2017.  Over the course of the last two years, the Company has disposed of all of its real estate owned properties and has benefited by an improvement in the performance of its mortgage loan investments.  As a result of the improved performance of its mortgage loan investments, the Company has not been required to record significant nw provisions for loan losses in its loan portfolio.

We had other income of $294 thousand in the first quarter of 2017 primarily due to $146 thousand in advisory fees and commissions earned by MP Securities, $80 thousand in gains on loan sales, $17 thousand in management service fees, and $45 thousand in servicing fee income.  Our broker-dealer commissions and fees increased as we have expanded our customer base and assets managed by MP Securities, our broker-dealer subsidiary.  Our other income generated from lending activities increased as a result of the Master Services Agreement and the Backup Servicer Agreement reached with ECCU in 2016 and sale of $3.8 million in loan participations in the first quarter of 2017.

Non-interest operating expenses for the three months ended March 31, 2017 increased by $155 thousand over the same period ended March 31, 2016, an increase of 14%.  This increase is due to $281 thousand in net revenue from the managent and sale of foreclosed assets during the first quarter of 2016.  We were able to sell or transfer all of those assets, and we realized a net gain from the proceeds of those transactions.  We have not disposed of all of our foreclosed real estate assets during the calendar year ended December 31, 2016.  Salaries and benefits expenses decreased by $91 thousand due to the a decrease in bonuses accrued.  During the first quarter of 2017, we accrued bonuses at management’s discretion based on the performance of the Company.

Marketing and promotions expenses remained relatively stable during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  Office operations expenses decreased by $19 thousand due to a number of small decreases in several different categories.  Our operations and the expenses associated with them have remained steady since the prior year.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$15,508	$13	0.34%	$11,861	$7	0.25%
Interest-earning loans [1]	139,809	2,327	6.75%	131,345	2,256	6.89%
Total interest-earning assets	155,317	2,340	6.11%	143,206	2,263	6.34%

Non-interest-earning assets	5,309	--	--%	9,476	--	--%
Total Assets	160,626	2,341	5.91%	152,682	2,263	5.94%

Liabilities:
Public offering notes – Class A	16,935	156	3.74%	24,638	227	3.70%
Public offering notes – Class 1	33,924	273	3.26%	20,791	156	3.01%
Special offering notes	1,821	19	4.19%	2,203	22	4.07%
International notes	40	--	3.17%	52	--	3.61%
Subordinated notes	5,180	61	4.75%	3,739	46	4.95%
Secured notes	7,091	54	3.10%	2,273	19	3.32%
NCUA borrowings	85,916	535	2.52%	89,902	566	2.52%

Total interest-bearing liabilities	$150,907	1,098	2.95%	$143,598	1,036	2.90%

Net interest income		$1,242			$1,227
Net interest margin [2]			3.24%			3.47%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $155.3 million during the three months ended March 31, 2017, from $143.2 million during the same period in 2016, an increase of $12.1 million. The average yield on these assets was 6.11% for the three months ended March 31, 2017 as compared to 6.34% for the three months ended March 31, 2016.  The average yield decrease is due to several factors.  One reason is that our cash, which earns interest at a rate of 0.34%, comprises a higher portion of our interest earning assets than it did during the first quarter of 2016.  Another factor is that the weighted average rate of our loan portfolio has decreased slightly from 6.31% at March 31, 2016 to 6.25% at March 31, 2017.  As we have strengthened the quality of our loan portfolio, we have funded loans with slightly lower interest rates.  Finally, we sold $8.5 million in loan participations during the first quarter of 2016 compared to $3.8 million in participations sold in 2017. Due to the decrease in participation sales, we recognized $21 thousand less in the amortization of deferred loan fees and costs.

Average non-interest earning assets decreased to $5.3 million for the three months ended March 31, 2017 from $9.5 million for the quarter ended March 31, 2016.  This decrease is related mainly to the sale of our foreclosed assets during the first quarter of 2016, as well as due to the refinancing of one of our impaired loans that allowed us to reclassify that loan as a performing loan.  Non-performing assets decreased from $11.8 million at March 31, 2016 to $8.7 million at March 31, 2017.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, increased to $150.9 million during the three months ended March 31, 2017, from $143.6 million during the same period in 2016 as we have increased our note sales over the last year. The average rate paid on these liabilities increased from

2.90% to 2.95% for the three months ended March 31, 2017 as the underlying base rates on the notes have increased over the previous 12 months, which has increased the average rates paid on our Class 1 notes from 3.01% to 3.26%.

Net interest income for the three months ended March 31, 2017 was $1.2 million, which was an increase of $15 thousand, or 1%, for the same period in 2016.  Net interest margin decreased 23 basis points to 3.24% for the quarter ended March 31, 2017, compared to 3.47% for the quarter ended March 31, 2016.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2017 vs. 2016
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$3	$3	$6
Total loans	68	3	71
	71	6	77

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(71)	--	(71)
Public offering notes – Class 1	105	12	117
Special offering notes	(3)	--	(3)
International notes	--	--	--
Subordinated notes	17	(2)	15
Secured notes	37	(2)	35
NCUA borrowings	(17)	(14)	(31)
	68	(6)	62
Change in net interest income	$3	$12	$15

Financial Condition

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

			Comparison
	2017	2016	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$16,668	$9,683	$6,985	72%
Pledged cash	--	600	(600)	(100%)
Loans receivable, net of allowance for loan losses of $1,880 and $1,875 as of March 31, 2017 and December 31, 2016, respectively	141,842	144,264	(2,422)	(2%)
Accrued interest receivable	663	657	6	1%
Investments	891	892	(1)	N/A
Property and equipment, net	118	115	3	3%
Other assets	680	427	253	59%
Total assets	$160,862	$156,638	$4,224	3%
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$85,129	$86,326	$(1,197)	(1%)
Notes payable, net of debt issuance costs of $72 and $78 as of March 31, 2017 and December 31, 2016, respectively	66,008	60,479	5,529	9%
Accrued interest payable	180	173	7	4%
Other liabilities	566	853	(287)	(34%)
Total liabilities	151,883	147,831	4,052	3%
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(4,245)	(4,417)	172	(4%)
Total members' equity	8,979	8,807	172	2%
Total liabilities and members' equity	$160,862	$156,638	$4,224	3%

General.  Total assets increased by $4.8 million, or 3%, between December 31, 2016 and March 31, 2017.  This increase was primarily due to an increase in cash.

During the three month period ended March 31, 2017,  we sold $7.4 million in new notes, which helped increase our notes payable balance by a net of $5.5 million and added a significant amount to our cash.  We also sold $3.8 million in loan participations.  Due to the nature of the church lending process, we only funded $4.1 million in loans during the first quarter of 2017. We expect to utilize these cash reserves to originate and fund new loans throughout 2017 and reduce cash as a portion of our assets while continuing to maintain adequate liquidity.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99% of these loans are secured by real estate, while three loans that represent less than 1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.25% at March 31, 2017 and 6.28% at December 31, 2016.

Non-performing Assets.  Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of the recorded balance of our nonperforming loans (dollars in thousands) as of March 31, 2017,  December 31, 2016 and March 31, 2016:

	March 31,	December 31,	March 31,
	2017	2016	2016

Impaired loans with an allowance for loan loss	$4,256	$4,327	$9,955
Impaired loans without an allowance for loan loss	4,469	4,551	1,837
Total impaired loans	$8,725	$8,878	$11,792

Allowance for loan losses related to impaired loans	$1,072	$1,072	$1,115
Total non-accrual loans	$8,725	$8,878	$8,697
Total loans past due 90 days or more and still accruing	$--	$--	$--

Some non-accrual loans are considered collateral dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had ten nonaccrual loans as of March 31, 2017 and December 31, 2016.

We did not restructure or change the classification of any of our impaired loans during the three months ended March 31, 2017.  The decrease in the balance of our impaired loans as compared to December 31, 2016 is related entirely to payments made on these loans, all of which are taken against principal.  During 2016, we were able to reclassify one of our impaired loans as performing when we refinanced the loan at a market rate and determined that the financial performance of the borrower warranted such a classification.  This reclassification is the primary factor behind the decrease in impaired loan balances from March 31, 2016 to March 31, 2017.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	March 31, 2017	December 31, 2016

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$450	$233
Troubled Debt Restructurings[2]	6,439	6,544
Other Impaired Loans	228	453
Total Collateral Dependent Loans	7,117	7,230

Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Troubled Debt Restructurings	1,608	1,648
Total Non-Collateral Dependent Loans	1,608	1,648

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	8,725	8,878
Foreclosed Assets[3]	--	--
Total Non-performing Assets	$8,725	$8,878

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal
[2] Includes $1.1 million of restructured loans that were over 90 days delinquent as of December 31, 2016.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At March 31, 2017 and December 31, 2016, we had eight restructured loans that were on non-accrual status.  None of these loans were over 90 days delinquent at March 31, 2017.  In addition, we had two collateral dependent loans that have not been restructured that are also on non-accrual status.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At both March 31, 2017 and December 31, 2016, the allowance for loan losses was $1.9 million.  This represented 1.3% of our gross loans receivable at both March 31, 2017 and December 31, 2016.

	Allowance for Loan Losses
	as of and for the

	Three months ended		Year ended
	March 31		December 31,
	2017	2016	2016
Balances:	($ in thousands)
Average total loans outstanding during period	$146,856	$140,315	$140,379
Total loans outstanding at end of the period	$145,514	$137,328	$147,982
Allowance for loan losses:
Balance at the beginning of period	$1,875	$1,785	$1,785
Provision charged to expense	5	45	113
Charge-offs
Wholly-Owned First	--	--	20
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	20
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	(1)	(2)
Participation Junior	--	--	--
Total	--	(1)	(2)
Net loan charge-offs	--	(1)	18
Accretion of allowance related to restructured loans	--	(1)	5

Balance	$1,880	$1,830	$1,875

Ratios:
Net loan charge-offs to average total loans	0.00%	(0.00)%	0.01%
Provision for loan losses to average total loans[1]	0.00%	0.03%	0.08%
Allowance for loan losses to total loans at the end of the period	1.29%	1.33%	1.27%
Allowance for loan losses to non-performing loans	21.55%	15.52%	21.12%
Net loan charge-offs to allowance for loan losses at the end of the period	0.00%	(0.05)%	0.96%
Net loan charge-offs to Provision for loan losses[1]	0.00%	0.00%	15.93%

Investments.  At March 31, 2017, we had one investment in a joint venture formed in January 2016 in which our ownership interest is $900 thousand. The purpose of the joint venture is to develop and sell property acquired by us as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.  Our net investment value after accounting for our portion of the net losses of the venture was $892 thousand at December 31, 2016.  Our portion of the losses incurred by the joint venture totaled $1 thousand for the three months ended March 31, 2017, leaving us with a net investment of $891 thousand.

NCUA Borrowings.  At March 31, 2017, we had $85.1 million in borrowings from financial institutions.  This represents a decrease of $1.2 million from December 31, 2016.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension.

Notes Payable.  Our investor notes payable consist of debt securities sold under a registered national offering as well as notes sold in private placements.  These investor notes had a balance of $66.0 million at March 31, 2017, which was an increase of $5.5 million from December 31, 2016.  Over the last several years, we have expanded our note sale program by building relationships with other financial institutions whereby we can offer our various note products to their clients.  In 2015, we reached networking agreements with both ECCU and ACCU to provide investment advisory services and sell our debt securities to investors they refer to us.  We have also developed relationships with other institutions that have enabled us to sell notes in larger amounts.  At the same time, we have continued to build our individual customer base through MP Securities and its staff of sales personnel. Our notes payable are presented net of of debt issuance costs, which have decreased from $78 thousand at December 31, 2016 to $72 thousand at March 31, 2017.

Other liabilities.  Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees.  Our other liabilities decreased by $287 thousand, mainly due to the payment of accrued bonuses during the first quarter of 2016, dividends paid to our equity owners, and compensation paid to our Board of Managers during the first quarter of 2016 that had been previously accrued.

Members’ Equity.  Total members’ equity was $8.9 million at March 31, 2017, which represents an increase of $132 thousand from December 31, 2016.  This increase comprises $205 thousand in net income for the three months ended March 31, 2017, $58 thousand in dividends related to our Series A Preferred Units, which require quarterly dividend payments, and $15 thousand in accrued net income distributions to our equity holders.  We are required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders. This payment is made in the first quarter of the following year when annual net income has been finalized; we accrue the payment throughout the year based on our year-to-date net income.  We did not repurchase or sell any ownership units during the three months ended March 31, 2017.

Liquidity and Capital Resources

March 31, 2017 vs. March 31, 2016

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. We follow a liquidity policy that has been approved by our Board of Managers.  The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum.  Our liquidity ratio was 23% at March 31, 2017, which is above the minimum set by our policy. Also as part of the policy, we review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1 Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, and we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

The sale of our debt securities is a significant component in financing our mortgage loan investments.  We have increased our marketing efforts related to the sale of Secured Notes and we believe that the sale of these notes will enable us to meet its liquidity needs for the near future.  We continue to sell debt securities filed under a Registration Statement with the SEC to register $85 million of Class 1 Notes that was deemed effective as of January 6, 2015.  This Registration Statement expires on December 31, 2017.

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

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the three months ended March 31, 2017, our investors renewed their debt securities investments at a 76%  rate, which represented a significant increase from the 60% renewal rate over the three months ended March 31, 2016.  We have stabilized our note renewal rate as MP Securities has adjusted its marketing efforts to the over-concentration of investment limitation restrictions placed on the sale of our notes.  New salespeople MP

Securities hired over the last several years have worked to increase our client base, which has in turn increased our note sales.

The net increase in cash during the three months ended March 31, 2017 was $6.4 million, as compared to a net increase of $4.8 million for the three months ended March 31, 2016.   Net cash used by operating activities totaled $293 thousand for the three months ended March 31, 2017, as compared to net cash used by operating activities of $345 thousand for the same period in 2016. This decrease in cash used by operating activities is attributable primarily to the large portion of income from the prior year that was attributable to gains on the sale of foreclosed assets.

Net cash provided by investing activities totaled $2.5 million during the three months ended March 31, 2017, as compared to $2.2 million provided during the three months ended March 31, 2016, an increase in cash provided  of $342 thousand. The increase in cash provided is related to a decrease in loan activity and a result of not selling any foreclosed assets in 2017.  We anticipate using additional cash in investing activities throughout the remainder of 2017 to fund loan originations.

Net cash provided by financing activities totaled $4.2 million for the three month period ended March 31, 2017, an increase in cash provided of $1.3 million from $2.9 million provided by financing activities during the three months ended March 31, 2016. This difference is primarily attributable to an increase in sales of our notes payable. We sold a net of $5.5 million in notes during the first three quarter of 2017 compared to net sales of $4.0 million in notes during the same period in 2016.

At March 31, 2017, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $16.7 million, an increase of $6.4 million from $10.3 million at December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Vice President of Finance, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2017.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Vice President of Finance has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

We made a change in controls over our loan servicing, boarding, and review processes during the first three months of 2017.  Management believes that this change is sufficient to ensure that all information regarding our loans is properly reviewed and entered into our systems.  No other changes in internal controls were made during the three months ended March 31, 2017.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of March 31, 2017, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows other than those discussed in Part I. Item 2. “Potential Recoveries of Reserves Established for Loan Losses.”

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2016.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Income for the three month periods  ended March 31, 2017 and 2016; (ii) Consolidated Balance Sheets as of March 31, 2017 and  December 31, 2016; (iii) Consolidated  Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements.

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

Dated: May 15, 2017

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer