Form 10-Q
period 2017-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2017-08-21
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

At June 30, 2017, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

 (Dollars in Thousands Except Unit Data)

	2017	2016
	(Unaudited)	(Audited)
Assets:
Cash	$14,217	$9,683
Pledged cash	--	600
Loans receivable, net of allowance for loan losses of $1,982 and $1,875 as of June 30, 2017 and December 31, 2016, respectively	143,068	144,264
Accrued interest receivable	734	657
Investments	897	892
Property and equipment, net	112	115
Other assets	663	427
Total assets	$159,691	$156,638
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$83,924	$86,326
Notes payable, net of debt issuance costs of $79 and $78 as of June 30, 2017 and December 31, 2016, respectively	66,014	60,479
Accrued interest payable	190	173
Other liabilities	575	853
Total liabilities	150,703	147,831
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2017 and December 31, 2016 (liquidation preference of $100 per unit); See Note 11	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2017 and December 31, 2016; See Note 11	1,509	1,509
Accumulated deficit	(4,236)	(4,417)
Total members' equity	8,988	8,807
Total liabilities and members' equity	$159,691	$156,638

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 and 2016

(Dollars in Thousands)

	2017	2016	2017	2016
Interest income:
Interest on loans	$2,293	$2,129	$4,620	$4,385
Interest on interest-bearing accounts	13	8	26	15
Total interest income	2,306	2,137	4,646	4,400
Interest expense:
NCUA borrowings	533	560	1,068	1,126
Notes payable	611	472	1,174	942
Total interest expense	1,144	1,032	2,242	2,068
Net interest income	1,162	1,105	2,404	2,332
Provision for loan losses	142	--	147	45
Net interest income after provision for loan losses	1,020	1,105	2,257	2,287
Non-interest income:
Broker-dealer commissions and fees	86	290	232	415
Other lending income	84	73	232	196
Total non-interest income	170	363	464	611
Non-interest expenses:
Salaries and benefits	631	651	1,358	1,469
Marketing and promotion	23	36	42	57
Office operations	359	387	717	764
Foreclosed assets, net	--	8	--	(273)
Legal and accounting	99	116	275	306
Total non-interest expenses	1,112	1,198	2,392	2,323
Income before provision for income taxes	78	270	329	575
Provision for income taxes	6	7	12	11
Net income	$72	$263	$317	$564

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016

(Dollars in Thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$317	$564
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	15	9
Amortization of deferred loan fees	(209)	(205)
Amortization of debt issuance costs	54	46
Provision for loan losses	147	45
Accretion of allowance for loan losses on restructured loans	--	(3)
Accretion of loan discount	(20)	(25)
Gain on sale of loans	(111)	(91)
Gain on sale of foreclosed assets	--	(278)
Changes in:
Accrued interest receivable	(77)	(68)
Other assets	(158)	(166)
Other liabilities and accrued interest payable	(105)	(42)
Net cash used by operating activities	(147)	(214)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(10,680)	(17,737)
Loan sales	6,562	9,164
Loan principal collections	5,424	8,771
Foreclosed asset sales	--	2,864
Purchase of property and equipment	(12)	(7)
Net cash provided by investing activities	1,294	3,055
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in NCUA borrowings	(2,402)	(1,866)
Net change in notes payable	5,536	3,500
Debt issuance costs	(55)	(33)
Dividends paid on preferred units	(292)	(101)
Net cash provided by financing activities	2,787	1,500
Net increase in cash	3,934	4,341
Cash at beginning of period	10,283	11,645
Cash at end of period	$14,217	$15,986
Supplemental disclosures of cash flow information
Interest paid	$2,225	$2,062
Income taxes paid	$20	$19
Transfer of foreclosed assets to investments	$--	$900

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of the Company’s accounting policies is included in our 2016 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2017 and for the six months ended June 30, 2017 and 2016 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company (“LLC”) on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  The Asset Management Assistance Center owns only Series A Preferred Units, while our credit union equity holders own both our Class A Common Units and Series A Preferred Units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans as well as unsecured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt securities, as well as through other borrowings.  When the Company was formed, substantially all of the Company’s loans were purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. Currently the Company primarily originates church and ministry loans independently, and also from time to time purchases loans from credit unions other than ECCU. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 32 states, with the largest number of loans made to California borrowers.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MP Securities was formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. Effective July 14, 2010, MP Securities was qualified to transact business in the State of California.  On March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  In October 2012, MP Securities began acting as a selling agent for the Company’s Class A Notes offered under a registration statement declared effective by the U.S. Securities and Exchange Commission (“SEC”).  In January 2015, MP Securities began acting as a selling agent for the Company’s Class 1 Notes offering.  In November 2012, MP Securities also began selling investments in mutual funds.

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

Due to its broad offering of products and services, MP Securities is directly regulated by the following federal and state entities:  the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), the California Department of Business Oversight, and the California Department of Insurance.  In addition, MP Securities is licensed with the state insurance or securities divisions in every state in which business is conducted.  As of June 30, 2017, MP Securities was licensed to sell insurance products in 13 states and as a broker dealer firm in 25 states.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of June 30, 2017 and December 31, 2016.

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

Investments

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”), a company that will develop and market property formerly classified by the Company as a foreclosed asset.  In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project as part of the agreement and reclassified the carrying value of the property from foreclosed assets to investments.  The Company’s initial investment in the joint venture was $900 thousand, which was equal to its carrying value in the foreclosed asset at December 31, 2015.  As of June 30, 2017, the Company’s investment in the joint venture is $897 thousand.  The Company’s investment in the joint venture is analyzed for impairment by management on a periodic basis.  Any impairment charges are recorded as a valuation allowance against the value of the asset.  Management concluded that the investment in the joint venture was not impaired as of June 30, 2017.  The Company’s share of income and expenses of the joint venture increase or decrease the Company’s investment and are recorded on the income statement as realized gains or losses on investment.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements in the year of adoption using a modified retrospective approach. The company is currently evaluating the potential impact of the pending adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.”  ASU 2016-07 simplifies the accounting for entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence in the investment.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in ownership interest or degree of influence, the investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis.  The cost of acquiring the additional interest is added to the current basis of the investor’s previously held interest.  The Company is currently evaluating the impact that ASU 2016-07 will have on its consolidated statement of financial position or financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. The company is currently evaluating the potential impact of the pending adoption of ASU 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method invitees, (vii) beneficial interest in securitizations transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. If it is impracticable for a company to apply ASU 2016-15 retrospectively, requirements may be applied prospectively as of the earliest date practicable. The company is currently evaluating the potential impact of the pending adoption of ASU 2016-15 on its consolidated financial statements.

In December 2016, FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to provide clarification of aspects of the guidance issued in ASU 2014-09. ASU 2016-20 addresses (i) loan guarantee fees, (ii) impairment testing of contract costs, (iii) provisions for losses on construction-type and production-type contracts, and (iv) various disclosures. ASU 2016-20 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. Early adoption is permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. The company is currently evaluating the potential impact of the pending adoption of ASU 2016-20 on its consolidated financial statements, and has not yet identified which transition method will be applied upon adoption.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for (i) transactions which the acquisition date occurs before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or (ii) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The guidance requires companies to apply the requirements prospectively. ASU 2017-01 is not expected to have a significant impact on the company’s consolidated financial statements.

2.  Pledge of Cash

Occasionally, the Company will pledge cash as collateral for its borrowings or its Secured Notes. This cash is considered restricted cash.  At December 31, 2016,  $600 thousand was pledged as collateral for the outstanding Secured Notes.  The Company had no cash pledged as collateral for its Secured Notes or its NCUA borrowings at June 30, 2017.

3.  Related Party Transactions

Transactions with Equity Owners

The Company maintains a portion of its cash funds at ECCU, its largest equity investor, and also at ACCU. Total funds held with ECCU were $1.5 million and $1.2 million at June 30, 2017 and December 31, 2016, respectively; total funds held with ACCU were $1.9 million and $4.7 million at June 30, 2017 and December 31, 2016, respectively. Interest earned on funds held with ECCU totaled $3.8 thousand and $10.2 thousand for the six months ended June 30, 2017 and 2016, respectively. Interest earned on funds held with ACCU totaled $13.7 thousand and $1 thousand for the six months ended June 30, 2017 and 2016, respectively.

The Company leases physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $63 thousand and $60 thousand for the six months ended June 30, 2017 and 2016, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  The Company believes that this method is reasonable.

In the past,  the Company has purchased mortgage loans, including loan participation interests from ECCU, its largest equity owner, and also from ACCU.  During the six month periods ended June 30, 2017 and 2016,  the Company did not purchase any loans from either ECCU or ACCU.  With regard to loans purchased from ECCU in prior years, the Company recognized $229 thousand and $300 thousand of interest income during the six months ended June 30, 2017 and 2016, respectively.  ECCU currently acts as the servicer for  seven of the 165 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement the Company entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments it receives on wholly-owned loans ECCU services on its behalf.  In lieu of a servicing fee, loan participations the Company purchased from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiated the pass-through interest rates with ECCU on a loan by loan basis.  At June 30, 2017, the Company’s investment in wholly-owned loans serviced by ECCU totaled $0, while its investment in loan participations serviced by ECCU totaled $9.3 million. The final wholly-owned MPIC loan serviced by ECCU was refinanced out of the portfolio in May of 2017. With regard to loans purchased from ACCU in prior years, the Company recognized $45 thousand and $46 thousand of interest income during the six months ended June 30, 2017 and 2016, respectively. ACCU currently acts as the servicer for two of  the 165 loans held in the Company’s loan portfolio. The Company negotiated servicing fees that range between 50-75 basis points with ACCU on a loan by loan basis. At June 3, 2017, The Company’s investment in loan participations serviced by ACCU totaled $1.7 million.

On October 6, 2014, MP Securities, the Company’s wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ECCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ECCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ECCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ECCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ECCU for permitting it to use the designated location to offer such products and services to ECCU’s members under an arrangement that will entitle ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $20 thousand and $61 thousand to ECCU under the terms of this agreement during the six months ended June 30, 2017 and 2016, respectively.

On April 8, 2016, the Company and ECCU entered into a Master Services Agreement (the “Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ECCU commencing on the effective date of the Services Agreement and ending on December 31, 2016; provided, however, that unless either party provides at least thirty (30) days written notice to the other party prior to its expiration, the agreement will automatically renew for successive one year periods.  The agreement was automatically renewed for the year ended December 31, 2017. Either party may terminate the Services Agreement for any reason by providing thirty (30) days prior written notice.  The Company has agreed to assign a designated service representative which must be approved by ECCU in performing its duties under the Agreement.  Pursuant to the terms of the Services Agreement, the Company will make visits, deliver reports, provide marketing, educational and loan related services to ECCU’s members, borrowers, leads, referral sources and contacts in the southeast region of the United States.  For the six months ended June 30, 2017 and 2016, the Company recognized $27 thousand and $23 thousand, respectively, in income as a result of this agreement.

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU pursuant to which the Company has agreed to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans.  The term of the Agreement is for a period of three years.  For the six months ended June 30, 2017, the Company recognized $5 thousand in income as a result of this agreement.

On April 15, 2016, Mendell Thompson was appointed to the Company’s Board of Managers.  Mr. Thompson currently serves as President and Chief Executive Officer of America’s Christian Credit Union (“ACCU”).  The Company has sold $6.6 million in loan participations to ACCU since 2011, including $3.9 million during the six months ended June 30, 2017.  As of June 30, 2017, the outstanding balance of loan participations sold to ACCU is $6.1 million.

In addition, the Company’s wholly-owned subsidiary, MP Securities has a Networking Agreement with ACCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ACCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ACCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ACCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ACCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ACCU for permitting it to use the designated location to offer such products and services to ACCU’s members under an arrangement that will entitle ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $95 thousand and $47 thousand to ACCU under the terms of this agreement during the six months ended June 30, 2017 and 2016, respectively.  The terms of this agreement have not changed as a result of Mr. Thompson’s appointment to the Company’s Board of Managers.

On May 4, 2017, ACCU acquired 12,000 Class A Units and 12,000 Series A Preferred Units of the Company’s Class A Common Units and Series A Preferred Units, respectively, which represents 8.19% of the Company’s issued and outstanding Class A Units and 10.25% of the Company’s issued and outstanding Series A Preferred Units from Financial Partners Credit Union, a California state chartered credit union (“FPCU”).  The Company’s Board of Managers approved ACCU’s purchase of the Membership Units from FPCU and has consented to ACCU’s request to be admitted as a new member of the Company.  ACCU’s purchase of the Class A Units and Series A Preferred Units was consummated pursuant to a privately negotiated transaction.

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

Transactions with Subsidiaries

The Company has entered into a selling agreement with its wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will sell its Subordinated Capital Notes and its International Notes.  The Company plans to transition its compensation arrangement with MP Securities to an assets under management fee that will pay MP Securities a fee equal to 1% of the outstanding balances of the Series 1 Subordinated Capital Notes and International Notes; subject, however, to a maximum gross dealer compensation of 2.5%.    The Company will pay MP Securities no selling commissions on any new sales of the Company’s Subordinated Capital Notes and International Notes.  MP Securities will receive an assets-under-management fee equal to 1% of the outstanding balances of our Subordinated Capital Notes and International Notes, determined on a monthly basis; subject however, to a maximum gross dealer compensation of 2.50% assessed on any notes sold prior to July 1, 2017.  The Company reserves the right to waive, reduce, or suspend payment of this assets under management fee at any time.  At no time will the compensation paid to MP Securities as an assets under management fee be assessed on a Subordinated Capital Note or International Note purchased prior to July 1, 2017 when a 2.5% commission was previously paid on the purchase transaction.  In addition, no assets under management fee will be assessed on any note purchased prior to July, 2017 once the total compensation paid to MP Securities resulting from the purchase of such note reaches 2.5%.    For each sale of a Subordinated Capital Notes and International Note, the Company will pay a 0.50% processing fee on the purchase of a note, payable at closing of a purchase of a note.

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

Under the terms of the Amended and Restated Managing Participating Broker Dealer Agreement (the “MPB Agreement”) entered into with MP Securities, no selling commission will be paid when the sale of a Class 1 Note occurs.  No commissions are paid on the accrued interest deferred and added to the principal balance of a note when an investor elects to defer interest received on a note.

On May 5, 2017, the Company and MP Securities entered into the MPB Agreement pursuant to which MP Securities will no longer be paid a selling commission upon the sale of a Class 1 Note.  We intend to compensate MP Securities with an assets under management fee equal to 1% of the outstanding balances of our Class 1 Notes; provided, however, that the maximum total compensation paid to MP Securities during the period a Class 1 Note is held does not exceed 5.5%.  The Company will also pay a .50% processing fee on the purchase of a Class 1 Note commencing on July 1, 2017.  The processing fee is assessed on the initial purchase of the Class 1 Note.  No processing fee will be assessed on any withdrawals or requests for liquidation of a Class 1 Note.  In the event an investor increases the amount invested in a Variable Series Note, no additional processing fee will be paid to MP Securities.

In connection with the Company’s Secured Note offering, it has engaged MP Securities to act as its managing broker for the offering.  Effective as of July 1, 2017, the Company intends to implement the assets under management fee compensation model for all sales made by MP Securities of the Secured Notes.  Under the assets under management fee compensation structure, MPS will be paid a fee equal to 1% of the outstanding balances of our Secured Notes;

provided, however, that the maximum amount of fees assessed will not exceed 5% of the Secured Note investment.  The Company will also pay MP Securities a .50% processing fee on the purchase of a Secured Note.

In addition, the Company has signed an Administrative Services Agreement with MP Securities which stipulates that it will provide certain services to MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  In December 2015, the Company agreed to waive and abate MP Securities’ obligation to pay the Company for these services for a limited period of time not to exceed twelve months and subject to a maximum expense abatement of $250 thousand.  Pursuant to resolutions adopted by the Board of Managers in November 2016, the Board authorized the officers of the Company to extend the terms of this agreement for an additional twelve month period.  Neither for the twelve months ended December 31, 2016,  nor for the six month period ended June 30, 2017, have any abatements been requested by MP Securities nor granted by the Company.

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

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable to related parties totaled $89 thousand and $53 thousand at June 30, 2017 and December 31, 2016, respectively.

To assist in evaluating any related transactions the Company may enter into with a related party, the Board has adopted a Related Party Transaction Policy. Under this policy, a majority of the members of the Company’s Board and majority of its independent Board members must approve a material transaction that is entered into with a related party.  As a result, all transactions that the Company undertakes with an affiliate or related party are on terms believed by its management to be no less favorable than are available from unaffiliated third parties and are approved by a majority of its independent Board members.

4.  Loans Receivable and Allowance for Loan Losses

The Company originates church mortgage loans, participate in church mortgage loans and also purchase entire church mortgage loans.  The loans fall into four classes: whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2027. Loans yielded a weighted average of 6.36% and 6.28% as of June 30, 2017 and December 31, 2016, respectively. A summary of the Company’s mortgage loans owned as of June 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

	June 30,	December 31
	2017	2016

Loans to evangelical churches and related organizations:
Real estate secured	$145,904	$146,743
Unsecured	919	1,239
Total loans	146,823	147,982

Deferred loan fees, net	(893)	(980)
Loan discount	(880)	(863)
Allowance for loan losses	(1,982)	(1,875)
Loans, net	$143,068	$144,264

Allowance for Loan Losses

The Company has established an allowance for loan losses of $1.98 million and $1.87 million as of June 30, 2017 and December 31, 2016 for loans held in its mortgage portfolio. For the six months ended June 30, 2017 and the year ended December 31, 2016,  the Company recorded $40 thousand and $20 thousand, respectively, in charge-offs on its mortgage loan investments. Management believes that the allowance for loan losses as of June 30, 2017 and December 31, 2016 is appropriate.

Changes in the allowance for loan losses for the six month period ended June 30, 2017 and the year ended December 31, 2016 are as follows (dollars in thousands):

	Six months ended	Year ended
	June 30, 2017	December 31, 2016

Balance, beginning of period	$1,875	$1,785
Provision for loan loss	147	113
Chargeoffs	(40)	(20)
Recoveries	--	2
Accretion of allowance related to restructured loans	--	(5)
Balance, end of period	$1,982	$1,875

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	June 30, 2017	December 31, 2016

Loans:
Individually evaluated for impairment	$8,540	$8,878
Collectively evaluated for impairment	138,283	139,104
Balance	$146,823	$147,982

Allowance for loan losses:
Individually evaluated for impairment	$1,165	$1,072
Collectively evaluated for impairment	817	803
Balance	$1,982	$1,875

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at June 30, 2017 and December 31, 2016, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2017
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$111,171	$5,186	$8,288	$--	$124,645
Watch	13,637	--	--	--	13,637
Special mention	2,199	--	--	--	1,539
Substandard	6,142	200	--	--	7,002
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$133,149	$5,386	$8,288	$--	$146,823

Credit Quality Indicators (by class)
As of December 31, 2016
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$109,744	$5,600	$10,590	$--	$125,934
Watch	12,950	--	220	--	13,170
Special mention	2,334	--	--	--	2,334
Substandard	6,339	205	--	--	6,544
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$131,367	$5,805	$10,810	$--	$147,982

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at June 30, 2017 and at December 31, 2016 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$2,579	$3,202	$2,850	$8,631	$124,517	$133,148	$--
Wholly-Owned Junior	--	--	--	--	5,386	5,386	--
Participation First	--	--	--	--	8,289	8,289	--
Participation Junior	--	--	--	--	--	--	--
Total	$2,579	$3,202	$2,850	$8,631	$138,192	$146,823	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,598	$886	$1,334	$5,818	$125,549	$131,367	$--
Wholly-Owned Junior	--	--	--	--	5,805	5,805	--
Participation First	1,358	--	--	1,358	9,452	10,810	--
Participation Junior	--	--	--	--	--	--	--
Total	$4,956	$886	$1,334	$7,176	$140,806	$147,982	$--

The following tables are summaries of impaired loans by loan class as of and for the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016, respectively.  The unpaid principal balance reflects the contractual principal outstanding on the loan less interest payments recorded against principal on collateral-dependent loans. The net loan principal balance reflects the unpaid principal balance less specific allowances recorded against impaired loans.  The net recorded investment in impaired loans reflects the loan principal balance less discounts (dollars in thousands):

Impaired Loans (by class)
As of June 30, 2017
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,204	$--	$4,204	$425	$3,779
Wholly-Owned Junior	200	--	200	11	189
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,136	1,165	2,971	319	2,652
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$8,540	$1,165	$7,375	$755	$6,620

	For the three months ended June 30, 2017		For the six months ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,434	$--	$4,477	$--
Wholly-Owned Junior		--		--
Participation First		--		--
Participation Junior		--		--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,114	--	4,232	--
Wholly-Owned Junior	201	2	202	4
Participation First		--		--
Participation Junior		--		--
Total:
Church loans	$8,749	$2	$8,911	$4

Impaired Loans (by class)
As of December 31, 2016
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,346	$--	$4,346	$425	$3,921
Wholly-Owned Junior	205	--	205	11	194
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,327	1,072	3,255	319	2,936
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$8,878	$1,072	$7,806	$756	$7,050

	For the year ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Church loans:
Wholly-Owned First	$4,085	$31
Wholly-Owned Junior	198	--
Participation First	--	--
Participation Junior	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	4,181	13
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	$8,464	$44

Impaired Loans (by class)
As of June 30, 2016
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,778	$--	$1,778	$160	$1,618
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,507	783	5,724	584	5,140
Wholly-Owned Junior	3,287	410	2,877	56	2,821
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,572	$1,193	$10,379	$800	$9,579

	For the three months ended June 30, 2016		For the six months ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,648	$--	$1,672	$--
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	5,973	--	6,056	--
Wholly-Owned Junior	3,238	38	3,248	77
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total:
Church loans	$10,859	$38	$10,976	$77

A summary of nonaccrual loans by loan class at June 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of June 30, 2017

Church loans:
Wholly-Owned First	$8,340
Wholly-Owned Junior	200
Participation First	--
Participation Junior	--
Total	$8,540

Loans on Nonaccrual Status (by class)
As of December 31, 2016

Church loans:
Wholly-Owned First	$8,673
Wholly-Owned Junior	205
Participation First	--
Participation Junior	--
Total	$8,878

The following tables present a summary of loans the Company restructured during the three month and six month periods ended June 30, 2017; and during the six months ended June 30, 2016.

Troubled Debt Restructurings (by class)
For the three months ended June 30, 2017

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	2	$1,291	$1,291	$1,291
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total	2	$1,291	$1,291	$1,291

Troubled Debt Restructurings (by class)
For the six months ended June 30, 2017

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	2	$1,291	$1,291	$1,291
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total	2	$1,291	$1,291	$1,291

Troubled Debt Restructurings (by class)
For the six months ended June 30, 2016

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$944	$944	$939
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total	1	$944	$944	$939

The Company restructured two loans and one loan during the six month periods ended June 30, 2017 and 2016, respectively. For the two loans restructured during the six months ended June 30, 2017, the Company modified payment terms but did not add any accrued interest or other amounts to either loan. For the loan restructured during the six months ended June 30, 2016, the Company added unpaid accrued interest outstanding to the loan balance and offset this with a corresponding discount of the same amount. The Company also lowered the interest rae on the loan and extended the loan’s maturity date.

Two loans were restructured during the six months ended June 30, 2017, but neither defaulted during the period.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of June 30, 2017,  no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.

5.  Investments

The Company’s investments at June 30, 2017 consist of an ownership interest in a joint venture, Tesoro Hills LLC.  The Company’s ownership interest is equal to the value of its initial investment in the joint venture which consisted of a $900 thousand property that was previously foreclosed on by the Company.  The joint venture incurred $6 thousand in gains for the six months ended June 30, 2017.  As of June 30, 2017, the value of the Company’s investment in the joint venture is $897 thousand.  Management has conducted an evaluation of the investment as of June 30, 2017 and has determined that the investment is not impaired.  The Company’s investment in the joint venture was $892 thousand at December 31, 2016.  For the year ended December 31, 2016, property taxes paid on the real property owned by the joint venture was expensed on the 2016 financial statements, but was capitalized as an asset as of June 30, 2017.  As a result, the value of the investment was increased from $892 thousand at December 31, 2016 to $897 thousand as of June 30, 2017.

6.  Foreclosed Assets

The Company’s investment in foreclosed assets was zero at June 30, 2017 and at December 31, 2016.  The Company did not record any loss provisions on foreclosed assets during the six months ended June 30, 2017.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows for the periods ended June 30, 2017 and December 31, 2016 (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the periods ended June 30 and December 31,
	2017	2016
Balance, beginning of period	$--	$1,111
Provision for losses	--	(6)
Charge-offs	--	(1,117)
Recoveries	--	6
Balance, end of period	$--	$--

Expenses (income) applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended June 30,
	2017	2016
Net loss (gain) on sale of real estate	$--	$--
Provision for losses	--	(6)
Operating expenses, net of rental income	--	14
Net expense (income)	$--	$8

	Foreclosed Asset Expenses (Income) for the six months ended June 30,
	2017	2016
Net loss (gain) on sale of real estate	$--	$(278)
Provision for losses	--	(6)
Operating expenses, net of rental income	--	11
Net expense (income)	$--	$(273)

7.  Loan Participation Sales

During the six months ended June 30, 2017,  the Company sold participations in seven church loans totaling $6.6 million while retaining servicing responsibilities on the loans.  As a result of these sales, the Company recorded servicing assets totaling $148 thousand.  During the year ended December 31, 2016, the Company sold participations in eight church loans totaling $14.3 million.  As a result of these sales, the Company recorded servicing assets totaling $155 thousand.  Servicing assets are amortized using the interest method as an adjustment to servicing fee income.  Amortization totaled $55 thousand for the six months ended June 30, 2017.

A summary of servicing assets for the six months ended June 30, 2017 and 2016, and the year ended December 31, 2016 is as follows (dollars in thousands):

	For the six months ended		For the year ended
	June 30,		December 31,
	2017	2016	2016
Balance, beginning of period	$258	$186	$186
Additions:
Servicing obligations from sale of loan participations	148	107	155
Subtractions:
Amortization	(55)	(49)	(83)
Balance, end of period	$351	$244	$258

8. Premises and Equipment

Premises and equipment consist of the following at June 30, 2017 and December 31, 2016 (dollars in thousands):

	As of June 30,	As of December 31,
	2017	2016

Furniture and office equipment	$479	$468
Computer system	222	222
Leasehold improvements	25	25
Total premises and equipment	726	715
Less accumulated depreciation and amortization	(614)	(600)
Premises and equipment, net	$112	$115

Depreciation and amortization expense for the six months ended June 30, 2017 and 2016 amounted to $15 thousand and $9 thousand, respectively.

9.  NCUA Borrowings

Members United Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%. The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  On March 30, 2015, the Company and the NCUA entered into an agreement to amend to the Loan and Security Agreement (the “LSA Amendments”) for both the MU Credit Facility and the WesCorp Credit Facility.  The LSA Amendments altered the collateral requirements on both facilities, as well as some of the Company’s reporting requirements to the NCUA.  The balance of the MU Credit Facility was $65.3 million and $67.1 million at June 30, 2017 and December 31, 2016, respectively.  Effective as of November 30, 2016, the Company and the Lender

agreed to amend the terms of the facility.  Under the amended terms of the facility, the required minimum monthly payment was increased to $450 thousand, and the facility will mature on November 1, 2026, at which point the final principal payment will be due.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio.  At June 30, 2017 and December 31, 2016, the collateral securing the MU Credit Facility had an aggregate principal balance of $76.3 million and $79.4 million, respectively.  The loan collateral securing the facility was sufficient at June 30, 2017 and December 31, 2016.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of June 30, 2017 and December 31, 2016, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces a credit facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Under the WesCorp Credit Facility Extension, accrued interest is due and payable monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  The WesCorp Credit Facility Extension requires monthly principal and interest payments of $106 thousand.  As of June 30, 2017 and December 31, 2016,  $18.7 million and $19.2 million, respectively, was outstanding on the WesCorp Credit Facility Extension. Effective as of November 30, 2016, the Company and the Lender agreed to amend the terms of the facility.  Under the amended terms of the facility, the required minimum monthly payment was increased to $129 thousand and the facility will mature on November 1, 2026, at which point the final principal payment will be due.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110% (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of June 30, 2017 and December 31, 2016, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $27.1 million and $26.9 million, respectively. The loan collateral securing the facility was sufficient at June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of the Company’s borrowings from financial institutions during the twelve month periods ending June 30 are as follows (dollars in thousands):

2018	$4,889
2019	5,014
2020	5,137
2021	5,273
2022	5,408
Thereafter	58,203
$83,924

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

10.  Notes Payable

In addition to borrowings from financial institutions, the Company also relies on its investor notes to fund investments in mortgage loan assets and fund its general operations. Except for the Company’s private offering of secured notes, the notes are unsecured and are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU and ACCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of these notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.  The Company has offered its investor notes under registered public offerings with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of June 30, 2017.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Class A Note Offering expired on December 31, 2016 and the

Company discontinued the sale of its Class A Notes as of that date.  At June 30, 2017 and December 31, 2016,  $14.3 million and $17.3 million of these notes were outstanding, respectively.

In January 2015, the Company registered with the SEC $85.0 million of new Class 1 Notes in two series, including a Fixed Series and Variable Series.  This is a "best efforts" offering and will continue through December 31, 2017.  The offering includes two categories of notes, including a fixed interest note and a variable interest note.  The interest rates the Company will pay on the Fixed Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 60 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of .20% to .65%.  Effective as of January 6, 2015, the Variable Index is defined under the Class 1 Notes as the three month LIBOR rate.  The Variable Series Notes will be repaid at the noteholder’s request at any time after the note has been outstanding with an unpaid principal balance of $10,000 or more. The Company had $4.6 million in outstanding Class 1 Variable Series Notes with an unpaid principal balance over $10,000 at June 30, 2017. The Company also had $29.9 million in outstanding Class I Fixed Series Notes at June 30, 2017.

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

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At June 30, 2017 and December 31, 2016,  $34.5 million and $32.9 million of Class 1 Notes were outstanding, respectively.

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

In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.  At June 30, 2017 and December 31, 2016,  $10.4 million and $3.4 million in Secured Notes were outstanding, respectively.

As part of this offering, the Company entered into a Loan and Security Agreement with MPF that appointed MPF as the collateral agent of any loans pledged as collateral for the Secured Notes.  At June 30, 2017 and December 31, 2016,  $11.2 million and $2.9 million in loans were pledged as collateral on the Secured Notes, respectively.  As the balance of the loans pledged as collateral at December 31, 2016 was not sufficient to meet the minimum collateral requirements, the Company pledged $600 thousand in cash to meet the requirements of the Secured Investment Certificates.  The outstanding balance of loans pledged as collateral at June 30, 2017 met the minimum collateral requirements of the Company’s Loan and Security Agreement.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. A total of $5.2 million and $5.1 million in notes sold pursuant to this offering were outstanding at June 30, 2017 and December 31, 2016, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at June 30, 2017.  A total of $0 and $54 thousand of its 2013 International Notes were outstanding at June 30, 2017 and December 31, 2016, respectively.

The Company has the following notes payable at June 30, 2017 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$14,280	3.88%
Class 1 Offering	34,512	3.63%

Private Offerings
Special Offering	1,671	4.35%
Special Subordinated Notes	5,232	4.84%
Secured Notes	10,398	3.75%
Total	$66,093	3.81%

Future maturities for the Company’s investor notes during the twelve month periods ending June 30 are as follows (dollars in thousands):

2018	$21,943
2019	11,494
2020	14,361
2021	9,526
2022	8,769
$66,093

Debt issuance costs related to the Company’s notes payable were $79 thousand and $78 thousand at June 30, 2017 and December 31, 2016, respectively.

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

12.  Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences.  No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies the plan as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the six months ended June 30, 2017 and 2016 were $48 thousand and $36 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2016.  No profit sharing contribution has been made or approved for the six months ended June 30, 2017.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2017 and December 31, 2016, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	June 30, 2017	December 31, 2016
Undisbursed loans	$839	$2,073
Standby letter of credit	$764	$764

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

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California. At June 30, 2017, future minimum rental payments for the twelve months ending June 30 are as follows:

2018	$147
2019	62
Total	$209

Total rent expense, including common area costs, was $71 thousand for the six months ended June 30, 2017 and 2016. The Brea office lease expires in 2018 and contains one additional option to renew for five years.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016, are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2017 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$14,127	$14,127		$--	$--	$13,617
Loans, net	143,068	--		--	144,936	144,936
Investments	897	--		--	897	897
Accrued interest receivable	734	--		--	734	734
FINANCIAL LIABILITIES:
NCUA borrowings	$83,924	$--	$		$81,494	$81,494
Notes payable	66,014	--		--	67,070	67,070
Other financial liabilities	268	--		--	268	268

		Fair Value Measurements at December 31, 2016 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$9,683	$9,683	$--	$--	$9,683
Loans, net	144,264	--	--	144,125	144,125
Investments	892	--	--	892	892
Accrued interest receivable	657	--	--	657	657
FINANCIAL LIABILITIES:
NCUA borrowings	$86,326	$--	$--	$83,322	$83,322
Notes payable	60,479	--	--	60,759	60,759
Other financial liabilities	302	--	--	302	302

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2017 and December 31, 2016.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2017 and December 31, 2016.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2017:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,449	$5,449
Investments	--	--	897	897
Total	$--	$--	$6,346	$6,346

Assets at December 31, 2016:
Collateral dependent loans (net of allowance and discount)	$--	$1,062	$4,736	$5,798
Investments	--	--	892	892
Total	$--	$1,062	$5,628	$6,690

Activity in Level 3 assets is as follows for the six months ended June 30, 2017 and for the year ended December 31, 2016 (dollars in thousands):

Impaired loans
(net of allowance and discount)
Balance, December 31, 2016	$4,736
Re-classifications of assets from Level 2 into Level 3	1,012
Loan payments and payoffs	(299)
Balance, June 30, 2017	$5,449

Investments
(net of allowance and discount)
Balance, December 31, 2016	$892
Pro rata share of joint venture gains	5
Balance, June 30, 2017	$897

Impaired loans
(net of allowance and discount)
Balance, December 31, 2015	$5,940
Re-classifications of assets from Level 3 into Level 2	(990)

Allowance and discount, net of discount amortization	(452)
Loans that became impaired	653
Loan payments and payoffs	(415)
Balance, December 31, 2016	$4,736

Investments
(net of allowance and discount)
Balance, December 31, 2015	$--
Transfer of foreclosed assets to investments	900
Pro rata share of joint venture losses	(8)
Balance, December 31, 2016	$892

Foreclosed assets
(net of allowance and discount)
Balance, December 31, 2015	$900
Transfer of foreclosed assets to investments	(900)
Balance, December 31, 2016	$--

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

Joint Venture Investments

Joint venture investments are initially recorded at cost, and are subsequently analyzed for impairment on a nonrecurring basis by comparing fair value to carrying value. Fair value is based on the value of the underlying real property, which is determined by appraisal. In come cases, adjustments are made to the appraised value for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market or in the collateral. Subsequent valuations of the real property are based on management estimates or on updated appraisals. Joint venture investments are categorized under Level 3.

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016 are summarized below (dollars in thousands):

June 30, 2017
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,483	Discounted appraised value	Selling cost	10% - 15% (10.46%)
		Internal evaluations	Estimated market decrease	0% - 41% (20.24%)
Investments	$897	Internal evaluations	Estimated future market value	0% (0%)

December 31, 2016
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling cost	10% - 15% (10.55%)
Impaired Loans	$4,736	Internal evaluations	Estimated market decrease	0% - 41% (24.77%)
		Internal evaluations	Discount due to title dispute	0% - 57% (5.58%)
Investments	$892	Internal evaluations	Estimated future market value	0% (0%)

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

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the six month period ended June 30, 2017 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$4,879	$232	$5,111
Intersegment revenue	--	663	663
External non-interest expenses	1,869	535	2,404
Intersegment non-interest expenses	288	--	288
Segment net profit (loss)	346	360	706
Segment assets	158,910	787	159,697

Revenue
Total revenue of reportable segments	$5,774
Inter-segment revenue	(663)
Consolidated revenue	$5,111

Non-interest expenses
Total non-interest expenses of reportable segments	$2,692
Inter-segment non-interest expenses	(288)
Consolidated non-interest expenses	$2,404

Profit
Total income of reportable segments	$706

Inter-segment profits	(389)
Consolidated net income	$317

Assets
Total assets of reportable segments	$159,697
Segment accounts receivable from corporate office	(6)
Consolidated assets	$159,691

Financial information with respect to the reportable segments for the six month period ended June 30, 2016 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$4,596	$415	$5,011
Intersegment revenue	--	279	279
External non-interest expenses	1,715	619	2,334
Intersegment non-interest expenses	160	--	160
Segment net profit (loss)	608	75	683
Segment assets	150,786	311	151,097

Revenue
Total revenue of reportable segments	$5,290
Inter-segment revenue	(279)
Consolidated revenue	$5,011

Non-interest expenses
Total non-interest expenses of reportable segments	$2,494
Inter-segment non-interest expenses	(160)
Consolidated non-interest expenses	$2,334

Profit
Total income of reportable segments	$683
Inter-segment profits	(119)
Consolidated net income	$564

Assets
Total assets of reportable segments	$151,097
Inter-segment prepaid expenses	--
Segment accounts receivable from corporate office	(8)
Consolidated assets	$151,089

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

17.  Subsequent Events

On July 4, 2017, the Company’s $3.2 million loan made to First Pentecostal Church of Bryant, Arkansas was paid off when the church’s property was sold.  The loan was included in our sixty-day delinquent loans report as of June 30, 2017.  With the payment of this loan, the Company’s total delinquency ratio of its mortgage loan portfolio has decreased from 5.88% to 3.7%.

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

The following discussion and analysis compares the results of operations for the three and six month periods ended June 30, 2017 and June 30, 2016 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three months ended June 30, 2017 vs. three months ended June 30, 2016

	Three months ended		Comparison
	June 30,
	(dollars in thousands)
	2017	2016	$ Difference	% Difference
Interest income:
Interest on loans	$2,293	$2,129	$164	8%
Interest on interest-bearing accounts	13	8	5	63%
Total interest income	2,306	2,137	169	8%
Interest expense:
NCUA borrowings	533	560	(27)	(5%)
Notes payable	611	472	139	29%
Total interest expense	1,144	1,032	112	11%
Net interest income	1,162	1,105	57	5%
Provision for loan losses	142	--	142	100%
Net interest income after provision for loan losses	1,020	1,105	(85)	(8%)
Non-interest income
Broker-dealer commissions and fees	86	290	(204)	(70%)
Other lending income	84	73	11	15%
Total non-interest income	170	363	(193)	(53%)
Non-interest expenses:
Salaries and benefits	631	651	(20)	(3%)
Marketing and promotion	23	36	(13)	(36%)
Office operations	359	387	(28)	(7%)
Foreclosed assets, net	--	8	(8)	(100%)
Legal and accounting	99	116	(17)	(15%)
Total non-interest expenses	1,112	1,198	(86)	(7%)
Income before provision for income taxes	78	270	(192)	(71%)
Provision for income taxes	6	7	(1)	(14%)
Net income	$72	$263	$(191)	(73%)

During the three months ended June 30, 2017, we reported net income of $72 thousand, as compared to $263 thousand in net income for the second quarter of 2016.  During the quarter ended June 30, 2017, we increased our provision for loan losses by $142 thousand in response to the postponement of an auction sale of a real estate parcel located in Dayton, Ohio that is owned by one of our church borrowers.  We intend to work with the church to rezone the property to a retail/commercial zoning category.  If the rezoning request is approved, the borrower intends to schedule the sale of the real property for another auction sale.  MP Securities also earned $86 thousand in commissions and advisory fees for the three month period ended June 30, 2017 as compared to $290 thousand for the same quarter ended June 30, 2016.  During the second quarter of 2016, MP Securities closed a couple of large institutional investments which generated substantial commissions for the quarter.  These large institutional sales generally require a significant period of time to cultivate and occur on an irregular basis.

For the quarter ended June 30, 2017, total interest income was $2.3 million as compared to $2.1 million for the quarter ended June 30, 2016.  Our mortgage loan investments continue to show improvement in loan quality, generate a positive net interest margin and we have been able to successfully reduce the delinquency ratio of our mortgage loan investments.

Total interest expense increased by $112 thousand, or 11%,  as compared to the second quarter of 2016, primarily due to increased sales of our investor debt securities.  This increase was offset by a $27 thousand decrease in interest expense on our NCUA borrowings resulting from regular monthly principal and interest payments we have made.  For the quarter ended June 30, 2017, total outstanding notes payable increased from $60.5 million at June 30, 2016 to $66.0 million at June 30, 2017.  Net interest income for the second quarter of 2017 was $1.1 million, as compared to $1.1 million for the same quarter in 2016.  Our gross loan portfolio at June 30, 2017 totaled $143.0 million, as compared to $144.2 million at June 30, 2016.  During the quarter ended June 30, 2017, two mortgage loans were paid off totaling $3.5 million.  While the Company’s pipeline of mortgage loan prospects and commitments remain strong, the Company expects to ramp up its loan orginations and fundings over the remaining two quarters of 2017.

For the three month period ended June 30, 2017, net interest income increased by $57 thousand, or 5%, to $1.1 million, as compared to the three month period ended June 30, 2016.  Net interest income after provision for loan losses was $1.0 million for the period ended June 30, 2017, a decrease of $85 thousand for the quarter ended June 30, 2017 as compared to the three month period ended June 30, 2016, primarily due to taking $142 thousand in additional reserves.

Over the course of the last two years, the Company has disposed of all of its real estate owned properties and has benefited by an improvement in the performance of its mortgage loan investments.  Due to the improved performance of the Company’s mortgage loan investments, the Company has not been required to record substantial new provisions for loan losses in its loan portfolio.

We reported $170 thousand in non-interest income for the quarter ended June 30, 2017, as compared to $363 thousand for the second quarter in 2016.  During the quarter ended June 30, 2016, MP Securities closed a couple of major institutional and ministry investments in our debt securities, which generated significant commission income.  Our broker-dealer commissions and fees continue to show improvement as we have expanded our customer base and assets managed by MP Securities, our broker-dealer subsidiary.  Our other income generated from lending activities, including servicing income and consulting fees, increased by $11 thousand, a 15% increase, to $84 thousand for the quarter ended June 30, 2017, as compared to the quarter ended June 30, 2016.

Non-interest operating expenses for the three months ended June 30, 2017 decreased by $85 thousand over the same period ended June 30, 2016, a decrease of 7%.  We have reduced our salaries and benefits expense from $651 thousand for the quarter ended June 30, 2016 to $631 thousand for the quarter ended June 30, 2017, a 3% decrease, due to restructuring our staffing responsibilities and duties and postponement of making new hires.  In addition, we had $13 thousand decrease in marketing expenses for the second quarter of 2017, as compared to the same quarter in 2016 and we were able to reduce our professional expenses for legal and accounting by $17 thousand for the quarter ended June 30, 2017 as compared to the quarter ended June 30, 2016.  We have also made changes in our insurance programs and adopted a client relationship and loan management system for our loan operations that we expect will improve efficiency of our core operations and enable us to effectively manage our office and operations expense.

Six months ended June 30, 2017 vs. six months ended June 30, 2016

	Six months ended		Comparison
	June 30,
	(dollars in thousands)
	2017	2016	$ Difference	% Difference
Interest income:
Interest on loans	$4,620	$4,385	$235	5%
Interest on interest-bearing accounts	26	15	11	73%
Total interest income	4,646	4,400	246	6%
Interest expense:
Borrowings from financial institutions	1,068	1,126	(58)	(5%)
Notes payable	1,174	942	232	25%
Total interest expense	2,242	2,068	174	8%
Net interest income	2,404	2,332	72	3%
Provision (credit) for loan losses	146	45	101	224%
Net interest income after provision for loan losses	2,258	2,287	(29)	(1%)
Non-interest income	--	--	--
Broker-dealer commissions and fees	232	415	(183)	(44%)
Other lending income	232	196	36	18%
Total non-interest income	464	611	(147)	(24%)
Non-interest expenses:
Salaries and benefits	1,358	1,469	(111)	(8%)
Marketing and promotion	42	57	(15)	(26%)
Office operations	717	764	(47)	(6%)
Foreclosed assets, net	--	(273)	273	(100%)
Legal and accounting	275	306	(31)	(10%)
Total non-interest expenses	2,392	2,323	69	3%
Income (loss) before provision for income taxes	329	575	(246)	(43%)
Provision for income taxes	12	11	1	9%
Net income (loss)	$317	$564	$(247)	(44%)

During the six months ended June 30, 2017, we reported net income of $317 thousand, which was a decrease of $247 thousand over the first half of 2016.  The decrease in net income was due primarily to a decrease in income received from foreclosed assets, a decrease in income received from broker dealer commissions and advisory fees and additional provisions for loan loss reserves.  During the first quarter of 2016, the Company recognized $281 thousand in net revenue from the management and sale of foreclosed real estate assets.  During the calendar year ended December 31, 2016, we were able to dispose of all of our foreclosed real estate assets.  The gain we reported on the sale of real estate owned assets during the first quarter of 2016 was a non-recurring event.  During the first six months of 2016, MP Securities successfully closed several large church and ministry purchases of the Company’s debt securities which generated significant commission income.  These institutional investments are made on an irregular basis.  For the second quarter of 2016, the Company earned $415 thousand in broker dealer commissions and fees, as compared to $232 thousand for the period ended June 30, 2017.  This decrease in earnings was offset by a $36 thousand increase in other lending income, which primarily resulted from loan servicing and consulting income.  The Company believes that its net earnings of $317 thousand for the six months ended June 30, 2017 represents continued improvement in the performance of its mortgage loan investments and success in developing other income generating sources from its broker dealer subsidiary, MP Securities.

As compared to the first half of 2016, interest income increased by $246 thousand primarily due to an increase in performing mortgage loan assets held in our loan portfolio and an increase in cash balances (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  Interest income earned on interest-bearing accounts with other institutions increased mainly due to an increase in cash from the sale of notes and from loan participation sales.  Total interest income for the six month period ended June 30, 2017 was $4.6 million, as compared to $4.4 million for the period ended June 30, 2016.

Total interest expense increased by $174 thousand for the period ended June 30, 2017, as compared to the first half of 2016 due to a $5.5 million increase in our investor notes.  Note interest expense increased by $232 thousand as our outstanding notes payable have increased. Interest expense on our NCUA borrowings decreased by $58 thousand for the period ended June 30, 2017, as compared to the first half of 2016 due to regular monthly principal payments made on our borrowings.

For the six month period ended June 30, 2017, net interest income increased by $72 thousand, or 3%, to $2.4 million, as compared to $2.3 million for the six month period ended June 30, 2016.  Net interest income after provision for loan losses decreased by $29 thousand to $2.25 million for the quarter ended June 30, 2017 as compared to $2.28 million for the six months ended June 30, 2016.  The primary reason for the decrease relates to provisions for loan losses.  In the first half of 2016, we recorded $45 thousand in provisions related to general reserves as compared to $146 thousand in general reserves recorded as provisions during the first half of 2017.  Over the course of the last two years, the Company has disposed of all of its real estate owned properties and has benefited by an improvement in the performance of its mortgage loan investments

We had other income of $464 thousand in the first half of 2017 primarily due to $232 thousand in advisory fees and commissions earned by MP Securities, and $232 thousand in servicing fee income and other lending income.  Income received from commissions and advisory fees can vary substantially due to the timing of sales of our debt securities to institutional investors, ministries and accredited investors.  Other income generated from lending activities increased by $36 thousand as compared to the first six months of 2016 as a result of the Master Services Agreement and the Backup Servicer Agreement reached with ECCU in 2016.

Non-interest operating expenses for the six months ended June 30, 2017 increased by $69 thousand to $2.4 million as compared to the same period ended June 30, 2016, an increase of 3%.  During the six month period ended June 30, 2016, the Company generated $273 thousand in income received from foreclosed assets which was offset against non-interest expense.  This gain was a non-recurring event.  For the six months ended June 30, 2017, the Company has been able to achieve cost savings in its office operations and operating expenses as expenses for salaries and benefits have declined by 8%, marketing expenses by 26%, office operation expenses by 6% and professional expenses by 10%, as compared to 2016.  The Company has also accrued $101 thousand bonuses for staff and management for the year ended December 31, 2017, to be determined and awarded based upon the Company’s financial performance for the year.  The Company continues to closely monitor its expenses and take steps to improve its efficiency of its operations by reviewing its vendor contracts for insurance services, customer and loan management systems and outside vendors in order to improve its profitability.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$17,262	$13	0.31%	$16,059	$8	0.19%
Interest-earning loans [1]	135,824	2,293	6.77%	125,407	2,129	6.81%
Total interest-earning assets	153,086	2,306	6.04%	141,465	2,137	6.06%

Non-interest-earning assets	8,613	--	--%	9,669	--	--%
Total Assets	161,699	2,306	5.72%	151,134	2,137	5.67%

Liabilities:
Public offering notes – Class A	15,059	143	3.81%	22,453	209	3.74%
Public offering notes – Class 1	35,778	308	3.45%	21,576	167	3.10%
Special offering notes	1,752	19	4.27%	1,916	20	4.13%
International notes	5	--	2.40%	53	1	3.61%
Subordinated notes	5,215	61	4.70%	4,530	56	4.95%
Secured notes	9,540	80	3.35%	2,292	19	3.32%
NCUA borrowings	84,702	533	2.52%	88,977	560	2.53%

Total interest-bearing liabilities	$152,051	1,144	3.02%	$141,796	1,032	2.92%

Net interest income		$1,162			1,105
Net interest margin [2]			3.04%			3.12%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $153.1 million during the three months ended June 30, 2017, from $141.5 million during the same period in 2016, an increase of $11.6 million. The average yield on these assets was 6.04% for the three months ended June 30, 2017 as compared to 6.06% for the three months ended June 30, 2016. While our average yield on our interest earning cash investments increased from .19% to .31% for the first three months of 2017, as compared to the first quarter of 2016, our average yield rate on our mortgage loan investments decreased from 6.81% for the three months ended June 30, 2016 to 6.77% for the three months ended June 30, 2017.  This decrease is due, in part, to improving the quality of our loan portfolio through the origination of loans funded at lower interest rates.  Finally, we sold $8.5 million in loan participations during the quarter ended June 30, 2017.  Due to a decline in loan participation sales, we recognized less amortization and deferred loan fees and costs during the quarter ended

June 30, 2017.  Average non-interest earning assets decreased to $8.6 million for the three months ended June 30, 2017 from $9.7 million for the quarter ended June 30, 2016.  This decrease is primarily due to disposing of all of our foreclosed assets as of June 30,  2016, as well refinancing one of our impaired loans that allowed us to reclassify that loan as a performing loan.  Non-performing assets decreased from $11.8 million at June 30, 2016 to $8.7 million at June 30, 2017.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, increased to $152.0 million during the three months ended June 30, 2017, from $141.7 million during the same period in 2016 as we have increased our note sales over the last year. The average rate paid on these liabilities increased from 2.92% to 3.02% for the three months ended June 30, 2017 as the underlying base rates on the notes have increased over the previous 12 months, which has increased the average rates paid on our Class 1 notes from 3.10% to 3.45%.

Net interest income for the three months ended June 30, 2017 was $1.2 million, which was an increase of $57 thousand, or 5%, for the same period in 2016.  Net interest margin decreased 11 basis points to 2.88% for the quarter ended June 30, 2017, compared to 2.93% for the quarter ended June 30, 2016.

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$16,390	$26	0.32%	$13,960	$15	0.21%
Interest-earning loans [1]	136,055	4,621	6.85%	127,215	4,385	6.91%
Total interest-earning assets	152,445	4,647	6.15%	141,175	4,400	6.25%

Non-interest-earning assets	8,678	--	--%	10,671	--	--
Total Assets	161,123	4,647	5.82%	151,846	4,400	5.81%

Liabilities:
Public offering notes – Class A	15,993	299	3.77%	23,545	437	3.72%
Public offering notes – Class 1	34,856	581	3.36%	21,184	322	3.05%
Special offering notes	1,786	37	4.23%	2,059	42	4.10%
International notes	22	--	3.08%	53	1	3.61%
Subordinated notes	5,198	122	4.72%	4,135	102	4.95%
Secured notes	8,322	134	3.25%	2,282	38	3.32%
NCUA borrowings	85,306	1,068	2.52%	89,440	1,126	2.53%

Total interest-bearing liabilities	$151,483	2,242	2.98%	$142,697	2,068	2.91%

Net interest income		$2,405			2,332
Net interest margin [2]			3.18%			3.30%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $152.4 million during the six months ended June 30, 2017, from $141.2 million during the same period in 2016, an increase of $11.2 million. The average yield on these assets was 6.15% for the six months ended June 30, 2017 as compared to 6.25% for the six months ended June 30, 2016. The average yield decrease is due to several factors.  One reason is that our cash, which earns interest at a rate of 0.32%, comprises a higher portion of our interest earning assets than it did during the first six months of 2016.  Another factor is that the weighted average rate of our loan portfolio has decreased slightly from 6.91% at June 30, 2016 to 6.85% at June 30, 2017.  As we have strengthened the quality of our loan portfolio, we have funded loans with slightly lower interest rates.  Finally, we sold $8.5 million in loan participations during the first quarter of 2016 compared to $6.6 million in participations sold in the first six months of 2017. Due to the decrease in participation sales, we recognized $21 thousand less in the amortization of deferred loan fees and costs.

Average non-interest earning assets decreased to $8.7 million for the six months ended June 30, 2017 from $10.7 million for the sx month period ended June 30, 2016.  This decrease is due mainly to the sale of our foreclosed assets during the first quarter of 2016, as well as due to the refinancing of one of our impaired loans that allowed us to reclassify that loan as a performing loan.  Non-performing assets decreased from $11.8 million at June 30, 2016 to $8.7 million at June 30, 2017.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, increased to $151.4 million during the six months ended June 30, 2017, from $142.7 million during the same period in 2016 as we have increased our note sales over the last year. The average rate paid on these liabilities increased from 2.91% to 2.98% for the six months ended June 30, 2017 as the underlying base rates on the notes have increased over the previous 12 months, which has increased the average rates paid on our Class 1 notes from 3.05% to 3.36%.

Net interest income for the six months ended June 30, 2017 was $2.4 million, which was an increase of $73 thousand, or 3%, for the same period in 2016.  Net interest margin increased ten basis points to 3.18% for the six month period ended June 30, 2017, compared to 3.08% for the quarter ended June 30, 2016.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2017 vs. 2016
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$1	$5	$6
Total loans	176	(12)	164
	177	(7)	170

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(70)	4	(66)
Public offering notes – Class 1	120	21	141
Special offering notes	(2)	1	(1)
International notes	--	--	--
Subordinated notes	8	(3)	5
Secured notes	61	--	61

NCUA borrowings	(27)	--	(27)
	90	23	113
Change in net interest income	$87	$(30)	$57

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2017 vs. 2016
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$--	$12	$12
Total loans	257	(21)	236
	257	(9)	248

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(4)	(133)	(137)
Public offering notes – Alpha Class	(4)	263	259
Special offering notes	(1)	(4)	(5)
International notes	--	(1)	(1)
Subordinated notes	4	16	20
Secured notes	1	96	97
NCUA borrowings	(9)	(49)	(58)
	(13)	188	175
Change in net interest income	$270	$(197)	$73

Financial Condition

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

			Comparison
	2017	2016	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$14,217	$9,683	$4,534	47%
Pledged cash	--	600	--	(100%)
Loans receivable, net of allowance for loan losses of $1,982 and $1,875 as of June 30, 2017 and December 31, 2016, respectively	143,068	144,264	(1,196)	(1%)
Accrued interest receivable	734	657	77	12%
Investments	897	892	5	1%
Property and equipment, net	112	115	(3)	(3%)
Other assets	663	427	236	55%
Total assets	$159,691	$156,638	$3,053	2%
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$83,924	$86,326	$(2,402)	(3%)
Notes payable, net of debt issuance costs of $79 and $78 as of June 30, 2017 and December 31, 2016, respectively	66,014	60,479	5,535	9%
Accrued interest payable	190	173	17	10%
Other liabilities	575	853	(278)	(33%)
Total liabilities	150,703	147,831	2,872	2%
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(4,236)	(4,417)	181	(4%)
Total members' equity	8,988	8,807	181	2%
Total liabilities and members' equity	$159,691	$156,638	$3,053	2%

General.  Total assets increased by $3.0 million, or 2%, between December 31, 2016 and June 30, 2017.  This increase was primarily due to an increase in cash.

During the six month period ended June 30, 2017, we sold $7.4 million in new notes, which helped increase our notes payable balance by a net of $5.5 million and added a significant amount to our cash.  We also sold $6.6 million in loan participations.  Due to the nature of the church lending process, we funded $9.7 million in loans during the first six months of 2017. We expect to utilize these cash reserves to originate and fund new loans throughout 2017 and reduce cash as a portion of our assets while continuing to maintain adequate liquidity.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99% of these loans are secured by real estate, while three loans that represent less than 1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.25% at June 30, 2017 and 6.28% at December 31, 2016.

Non-performing Assets.  Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of the recorded balance of our nonperforming loans (dollars in thousands) as of June 30, 2017, December 31, 2016 and June 30, 2016:

	June 30,	December 31,	June 30,
	2017	2016	2016

Impaired loans with an allowance for loan loss	$4,136	$4,327	$9,794
Impaired loans without an allowance for loan loss	4,404	4,551	1,778
Total impaired loans	$8,540	$8,878	$11,572

Allowance for loan losses related to impaired loans	$1,165	$1,072	$1,192
Total non-accrual loans	$8,540	$8,878	$8,494
Total loans past due 90 days or more and still accruing	$--	$--	$--

Some non-accrual loans are considered collateral dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had ten nonaccrual loans as of June 30, 2017 and December 31, 2016.

We did not restructure or change the classification of any of our impaired loans during the six months ended June 30, 2017.  During 2016, we were able to reclassify one of our impaired loans as performing when we refinanced the loan at a market rate and determined that the financial performance of the borrower warranted such a classification.  This reclassification is the primary factor behind the decrease in impaired loan balances from $11.5 million at June 30, 2016 to $8.5 million June 30, 2017.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	June 30, 2017	December 31, 2016

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$2,850	$233
Troubled Debt Restructurings[2]	--	6,544
Other Impaired Loans	4,164	453
Total Collateral Dependent Loans	7,014	7,230

Non-Collateral Dependent:

Delinquencies over 90-Days	--	--
Troubled Debt Restructurings	1,526	1,648
Total Non-Collateral Dependent Loans	1,526	1,648

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	8,540	8,878
Foreclosed Assets[3]	--	--
Total Non-performing Assets	$8,540	$8,878

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal
[2] Includes $1.1 million of restructured loans that were over 90 days delinquent as of December 31, 2016.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At June 30, 2017 and December 31, 2016, we had nine restructured loans that were on non-accrual status.  Four of these loans were over 90 days delinquent at June 30, 2017.  In addition, we had one collateral dependent loan that has not been restructured that is also on non-accrual status.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At both June 30, 2017 and December 31, 2016, the allowance for loan losses was $1.9 million.  This represented 1.3% of our gross loans receivable at both June 30, 2017 and December 31, 2016.

	Allowance for Loan Losses
	as of and for the

	Six months ended		Year ended
	June 30		December 31,
	2017	2016	2016
Balances:	($ in thousands)
Average total loans outstanding during period	$147,403	$138,486	$140,379
Total loans outstanding at end of the period	$146,823	$136,502	$147,982
Allowance for loan losses:
Balance at the beginning of period	$1,875	$1,785	$1,785
Provision charged to expense	147	45	113
Charge-offs
Wholly-Owned First	40	20	20
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	40	20	20
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	2	(2)
Participation Junior	--	--	--
Total	--	2	(2)
Net loan charge-offs	--	18	18
Accretion of allowance related to restructured loans	--	3	5

Balance	$1,982	$1,809	$1,875

Ratios:
Net loan charge-offs to average total loans	0.00%	0.01%	0.01%
Provision for loan losses to average total loans[1]	0.10%	0.03%	0.08%

Allowance for loan losses to total loans at the end of the period	1.38%	1.33%	1.27%
Allowance for loan losses to non-performing loans	20.54%	15.63%	21.12%
Net loan charge-offs to allowance for loan losses at the end of the period	2.02%	1.00%	0.96%
Net loan charge-offs to Provision for loan losses[1]	27.21%	40.00%	15.93%

Investments.  At June 30, 2017, we had one investment in a joint venture formed in January 2016 in which our initial investment was $900 thousand. The purpose of the joint venture is to develop and sell property acquired by us as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.  Our net investment value after accounting for our portion of the net losses of the venture was $897 thousand at June 30, 2017.

NCUA Borrowings.  At June 30, 2017, we had $83.9 million in borrowings from financial institutions.  This represents a decrease of $2.4 million from December 31, 2016.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension.

Notes Payable.  Our investor notes payable consist of debt securities sold under a registered national offering as well as notes sold in private placements.  These investor notes had a balance of $66.0 million at June 30, 2017, which was an increase of $5.5 million from December 31, 2016.  Over the last several years, we have expanded our note sale program by building relationships with other financial institutions whereby we can offer our various note products to their clients.  In 2015, we reached networking agreements with both ECCU and ACCU to provide investment advisory services and sell our debt securities to investors they refer to us.  We have also developed relationships with other institutions that have enabled us to sell notes in larger amounts.  At the same time, we have continued to build our individual customer base through MP Securities and its staff of sales personnel. Our notes payable are presented net of of debt issuance costs, which have increased from $78 thousand at December 31, 2016 to $79 thousand at June 30, 2017.

Other liabilities.  Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees.  Our other liabilities decreased by $287 thousand at June 30, 2017, as compared to December 31, 2016, mainly due to the payment of accrued bonuses during the first quarter of 2016, dividends paid to our equity owners, and compensation paid to our Board of Managers during the first quarter of 2016 that had been previously accrued.

Members’ Equity.  Total members’ equity was $8.9 million at June 30, 2017, which represents an increase of $181 thousand from December 31, 2016.  We paid $292 thousand in dividends to the holders of our Series A Preferred Units, which require quarterly dividend payments.  We are also required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders. This payment is made in the first quarter of the following year when annual net income has been finalized.  We accrue the income distribution amount throughout the year based on our year-to-date net income.  We did not repurchase or sell any ownership units during the six months ended June 30, 2017.

Liquidity and Capital Resources

June 30, 2017 vs. June 30, 2016

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. We follow a liquidity policy that has been approved by our Board of Managers.  The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum.  Our liquidity ratio was 20% at June 30, 2017, which is above the minimum set by our policy. Also as part of the policy, we review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1 Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, and we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

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

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the six months ended June 30, 2017, our investors renewed their debt securities investments at a 76% rate, which represented a significant increase from the 60% renewal rate over the six months ended June 30, 2016.  We have stabilized our note renewal rate as MP Securities has adjusted its marketing efforts to the over-concentration of investment limitation restrictions placed on the sale of our notes.  New salespeople MP Securities hired over the last several years have worked to increase our client base, which has in turn increased our note sales.

The net increase in cash during the six months ended June 30, 2017 was $3.9 million, as compared to a net increase of $4.3 million for the six months ended June 30, 2016.  Net cash used by operating activities totaled $147 thousand for the six months ended June 30, 2017, as compared to net cash used by operating activities of $214 thousand for the same period in 2016. This decrease in cash used by operating activities is attributable primarily to the large portion of income from the prior year that was attributable to gains on the sale of foreclosed assets.

Net cash provided by investing activities totaled $1.3 million during the six months ended June 30, 2017, as compared to $3.0 million provided during the six months ended June 30, 2016, a decrease in cash provided of $1.7 million. The decrease in cash provided is primarily due to a decrease in loan activity and as a result of not selling any foreclosed assets in 2017.  We anticipate using additional cash in investing activities throughout the remainder of 2017 to fund loan originations.

Net cash provided by financing activities totaled $2.8 million for the six month period ended June 30, 2017, an increase in cash provided of $1.3 million from $1.5 million provided by financing activities during the six months ended June 30, 2016. This difference is primarily attributable to an increase in sales of our notes payable. We sold a net of $5.5 million in notes during the first three quarter of 2017 compared to net sales of $4.0 million in notes during the same period in 2016.

At June 30, 2017, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $14.2 million, a decrease of $1.7 million from $15.9 million at December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Vice President of Finance, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2017.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Vice President of Finance has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

We made a change in controls over our loan servicing, boarding, and review processes during the first three months of 2017.  Management believes that this change is sufficient to ensure that all information regarding our loans is properly reviewed and entered into our systems.  No other changes in internal controls were made during the six months ended June 30, 2017.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of June 30, 2017, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows other than those discussed in Part I. Item 2. “Potential Recoveries of Reserves Established for Loan Losses.”

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Income for the six month periods  ended June 30, 2017 and 2016; (ii) Consolidated Balance Sheets as of June 30, 2017 and  December 31, 2016; (iii) Consolidated  Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements.

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

Dated: August 18, 2017

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer