Form 10-Q
period 2017-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2017-11-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

At September 30, 2017, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I -l FINANCIAL INFORMATION

Item 1.  Financial Statements

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

 (Dollars in Thousands Except Unit Data)

	2017	2016
	(Unaudited)	(Audited)
Assets:
Cash	$8,537	$9,683
Pledged cash	--	600
Loans receivable, net of allowance for loan losses of $2,015 and $1,875 as of September 30, 2017 and December 31, 2016, respectively	149,955	144,264
Accrued interest receivable	693	657
Investments	897	892
Property and equipment, net	109	115
Other assets	700	427
Total assets	$160,891	$156,638
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$82,712	$86,326
Notes payable, net of debt issuance costs of $57 and $78 as of September 30, 2017 and December 31, 2016, respectively	67,037	60,479
Accrued interest payable	195	173
Borrower deposits	895	117
Other liabilities	617	736
Total liabilities	151,456	147,831
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2017 and December 31, 2016 (liquidation preference of $100 per unit); See Note 11	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2017 and December 31, 2016; See Note 11	1,509	1,509
Accumulated deficit	(3,789)	(4,417)
Total members' equity	9,435	8,807
Total liabilities and members' equity	$160,891	$156,638

The accompanying notes are an integral part of these consolidated financial statements.

 MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Dollars in Thousands)

	2017	2016	2017	2016
Interest income:
Interest on loans	$2,393	$2,154	7,014	$6,539
Interest on interest-bearing accounts	11	7	37	22
Total interest income	2,404	2,161	7,051	6,561
Interest expense:
NCUA borrowings	531	560	1,600	1,686
Notes payable	632	490	1,805	1,432
Total interest expense	1,163	1,050	3,405	3,118
Net interest income	1,241	1,111	3,646	3,443
Provision for loan losses	32	--	180	45
Net interest income after provision for loan losses	1,209	1,111	3,466	3,398
Non-interest income:
Broker-dealer commissions and fees	503	143	735	558
Other lending income	96	101	328	297
Total non-interest income	599	244	1,063	855
Non-interest expenses:
Salaries and benefits	695	691	2,053	2,160
Marketing and promotion	81	51	123	108
Office operations	391	357	1,109	1,121
Foreclosed assets, net	--	(8)	--	(281)
Legal and accounting	77	97	352	403
Total non-interest expenses	1,244	1,188	3,637	3,511
Income before provision for income taxes	564	167	892	742
Provision for income taxes	6	6	18	17
Net income	$558	$161	874	$725

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

(Dollars in Thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$874	$725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25	15
Amortization of deferred loan fees	(373)	(265)
Amortization of debt issuance costs	90	72
Provision for loan losses	180	45
Accretion of allowance for loan losses on restructured loans	--	(5)
Accretion of loan discount	(14)	(34)
Gain on sale of loans	(135)	(122)
Gain on sale of foreclosed assets	--	(278)
Changes in:
Accrued interest receivable	(36)	(96)
Other assets	(192)	(36)
Other liabilities and accrued interest payable	594	31
Net cash provided by operating activities	1,013	52
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	--	--
Loan originations	(27,515)	(27,730)
Loan sales	9,288	10,930
Loan principal collections	12,878	10,626
Foreclosed asset sales	--	2,864
Purchase of property and equipment	(17)	(9)
Net cash used by investing activities	(5,366)	(3,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in NCUA borrowings	(3,614)	(2,802)
Net change in notes payable	6,537	5,654
Debt issuance costs	(70)	(45)
Dividends paid on preferred units	(246)	(145)
Net cash provided by financing activities	2,607	2,662
Net decrease in cash	(1,746)	(605)
Cash at beginning of period	10,283	11,645
Cash at end of period	$8,537	$11,040
Supplemental disclosures of cash flow information
Interest paid	$3,383	$3,118
Income taxes paid	$--	$19
Transfer of foreclosed assets to investments	$--	$900
Loans made to facilitate the sale of foreclosed assets	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of the Company’s accounting policies is included in our 2016 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2017 and for the nine months ended September 30, 2017 and 2016 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the results for the full year.

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

Due to its broad offering of products and services, MP Securities is directly regulated by the following federal and state entities:  the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), the California Department of Business Oversight, and the California Department of Insurance.  In addition, MP Securities is licensed with the state insurance or securities divisions in every state in which business is conducted.  As of September 30, 2017, MP Securities was licensed to sell insurance products in 16 states and as a broker dealer firm in 23 states.

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

Since the conversion became effective, the Company is managed by a group of managers that provides oversight similar to the role and function that the Board of Directors performed under its previous bylaws.  Operating like a Board of Directors, the managers have full, exclusive and complete discretion, power and authority to oversee the management of Company affairs.  Instead of Articles of Incorporation and Bylaws, management structure and governance procedures are now governed by the provisions of an Operating Agreement that has been entered into by and between the Company’s managers and members.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of September 30, 2017 and December 31, 2016.

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

Investments

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”), a company that will develop and market property formerly classified by the Company as a foreclosed asset.  In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project as part of the agreement and reclassified the carrying value of the property on its financial statements from foreclosed assets to investments.  The Company’s initial investment in the joint venture was $900 thousand, which was equal to its carrying value in the foreclosed asset at December 31, 2015.  As of September 30, 2017, the Company’s investment in the joint venture is $897 thousand.  The Company’s investment in the joint venture is analyzed for impairment by management on a periodic basis.  Any impairment charges are recorded as a valuation allowance against the value of the asset.  Management concluded that the investment in the joint venture was not impaired as of September 30, 2017.  The Company’s share of income and expenses of the joint venture increase or decrease the Company’s investment and are recorded on the income statement as realized gains or losses on investment.

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

All loans in the loan portfolio are subject to impairment analysis.  The Company reviews its loan portfolio monthly by examining delinquency reports and information related to the financial condition of its borrowers and collateral value of its loans.  Through this process, the Company identifies potential impaired loans.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting future scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  A loan is generally deemed to be impaired when it is 90 days or more past due, or earlier when facts and circumstances indicate that it is probable that a borrower will be unable to make payments in accordance with the loan agreement.

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.  When the Company modifies the terms of a loan for a borrower that is experiencing financial difficulties, a troubled debt restructuring is deemed to have occurred and the loan is classified as impaired.  Loans or portions thereof are charged off when they are determined by management to be uncollectible.  Uncollectability is evaluated periodically on all loans classified as impaired.  As the Company has an established practice of working to explore every possible means of repayment with its borrowers, it has historically not charged off a loan until the borrower has exhausted all reasonable means of making loan payments from cash flows, at which point the underlying collateral becomes subject to foreclosure.  Among other variables, management will consider factors such as the financial condition of the borrower, and the value of the underlying collateral in assessing uncollectability.

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

Company’s loan portfolio consists of one segment – church and ministry loans. The loan portfolio is segregated into the following portfolio classes:

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

Substandard: Loans and other credit extensions bearing this grade are considered to be inadequately protected by the current net assets and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, ministry or governance related deficiencies, or environmental conditions which have clearly jeopardized repayment of principal and interest as originally intended. Furthermore, there is the possibility that some future loss will be sustained if such weaknesses are not corrected.

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

Income Taxes

The Company has elected to be treated as a partnership for income tax purposes. Therefore, income and expenses of the Company are passed through to its members for tax reporting purposes.  According to its operating agreement, the Valencia Hills Project, a joint venture in which the Company has an investment, has also elected to be treated as a partnership for income tax purposes.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements in the year of adoption, through cumulative adjustment while the guidance related to equity securities without readily determinable fair values, should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.”  ASU 2016-07 simplifies the accounting for entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence in the investment.  This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in ownership interest or degree of influence, the investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis.  The cost of acquiring the additional interest is added to the current basis of the investor’s previously held interest.  The Company is currently evaluating the impact that ASU 2016-07 will have on its consolidated statements of financial position or financial statement disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, and permits the use of either a full retrospective method or a retrospective with cumulative effect transition method. The ASU will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. In December 2016, FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is intended to provide clarification of aspects of the guidance issued in ASU 2014-09. ASU 2016-20 addresses (i) loan guarantee fees, (ii) impairment testing of contract costs, (iii) provisions for losses on construction-type and production-type contracts, and (iv) various disclosures. ASU 2016-20 is effective concurrently with ASU 2014-09. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the potential impact of the pending adoption of ASU 2016-20 on its consolidated financial statements, and has not yet identified which transition method will be applied upon adoption.

The Company’s revenue is mainly comprised of interest income on financial instruments, which is explicitly excluded from the scope of ASU 2014-09. However, management is currently evaluating the potential impact that the ASU may have on the financial statements with regard to certain types of non-interest income.

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

2.  Pledge of Cash

Occasionally, the Company will pledge cash as collateral for its borrowings or its secured notes offered under a $85 million private offering memorandum (the “Secured Notes”). This cash is considered restricted cash.  At December 31, 2016,  $600 thousand was pledged as collateral for the outstanding Secured Notes.  The Company had no cash pledged as collateral for its Secured Notes or its NCUA borrowings at September 30, 2017.

3.  Related Party Transactions

Transactions with Equity Owners

The Company maintains a portion of its cash funds at ECCU, its largest equity investor, and also at ACCU. Total funds held with ECCU were $616 thousand and $1.2 million at September 30, 2017 and December 31, 2016, respectively; total funds held with ACCU were $3.9 million and $4.7 million at September 30, 2017 and December 31, 2016, respectively. Interest earned on funds held with ECCU totaled $4.7 thousand and $14.0 thousand for the nine months ended September 30, 2017 and 2016, respectively. Interest earned on funds held with ACCU totaled $19.0 thousand and $1.6 thousand for the nine months ended September 30, 2017 and 2016, respectively.

The Company leases physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Charges of $95 thousand and $80 thousand for the nine months ended September 30, 2017 and 2016, respectively, were incurred for these services and are included in office operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided.  The Company believes that this method is reasonable.

In the past, the Company has purchased mortgage loans, including loan participation interests from ECCU, its largest equity owner, and also from ACCU.  During the nine month periods ended September 30, 2017 and for the year ending December 31, 2016, the Company did not purchase any loans from either ECCU or ACCU.  With regard to loans purchased from ECCU in prior years, the Company recognized $352 thousand and $452 thousand of interest income during the nine months ended September 30, 2017 and 2016, respectively.  ECCU currently acts as the servicer for  seven of the 167 loans held in the Company’s loan portfolio.  Under the terms of the loan servicing agreement the Company entered into with ECCU, a servicing fee of 65 basis points is deducted from the interest payments it receives on wholly-owned loans ECCU services on its behalf.  In lieu of a servicing fee, loan participations the Company purchased from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company negotiated the pass-through interest rates with ECCU on a loan by loan basis.  At September 30, 2017, the Company’s investment in wholly-owned loans serviced by ECCU totaled $0, while its investment in loan participations serviced by ECCU totaled $9.2 million. The final wholly-owned MPIC loan serviced by ECCU was refinanced out of the portfolio in May of 2017. With regard to loans purchased from ACCU in prior years, the Company recognized $66 thousand and $69 thousand of interest income during the nine months ended September 30, 2017 and for the year ending December 31, 2016, respectively. ACCU currently acts as the servicer for two of  the 167 loans held in the Company’s loan portfolio. The Company negotiated servicing fees that range between 50-75 basis points with ACCU on a loan by loan basis. At September 30, 2017, the Company’s investment in loan participations serviced by ACCU totaled $1.7 million.

On October 6, 2014, MP Securities, the Company’s wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ECCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ECCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ECCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ECCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ECCU for permitting it to use the designated location to offer such products and services to ECCU’s members under an arrangement that will entitle ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $19 thousand and $65 thousand to ECCU under the terms of this agreement during the nine months ended September 30, 2017 and 2016, respectively.

On April 8, 2016, the Company and ECCU entered into a Master Services Agreement (the “Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ECCU commencing on the effective date of the Services Agreement and ending on December 31, 2016; provided, however, that unless either party provides at least thirty (30) days written notice to the other party prior to its expiration, the agreement will automatically renew for successive one year periods.  The agreement was automatically renewed for the year ended December 31, 2017. Either party may terminate the Services Agreement for any reason by providing thirty (30) days prior written notice.  The Company has agreed to assign a designated service representative which must be approved by ECCU in performing its duties under the Agreement.  Pursuant to the terms of the Services Agreement, the Company will make visits, deliver reports, provide marketing, educational and loan related services to ECCU’s members, borrowers, leads, referral sources and contacts in the southeast region of the United States.  For the nine months ended September 30, 2017 and 2016, the Company recognized $41 thousand and $45 thousand, respectively, in income as a result of this agreement.

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU pursuant to which the Company has agreed to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans.  The term of the Agreement is for a period of three years.  For the nine months ended September 30, 2017, the Company recognized $7 thousand in income as a result of this agreement.

On April 15, 2016, Mendell Thompson was appointed to the Company’s Board of Managers.  Mr. Thompson currently serves as President and Chief Executive Officer of America’s Christian Credit Union (“ACCU”).  The Company has sold $8.7 million in loan participations to ACCU since 2011, including $5.9 million during the nine month period ended September 30, 2017.  As of September 30, 2017, the outstanding balance of loan participations sold to ACCU is $7.5 million.

In addition, the Company’s wholly-owned subsidiary, MP Securities has a Networking Agreement with ACCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ACCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ACCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ACCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ACCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ACCU for permitting it to use the designated location to offer such products and services to ACCU’s members under an arrangement that will entitle ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $173 thousand and $65 thousand to ACCU under the terms of this agreement during the nine months ended September 30, 2017 and 2016, respectively.  The terms of this agreement have not changed as a result of Mr. Thompson’s appointment to the Company’s Board of Managers.

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

On August 14, 2017, The Company and ACCU entered into a Master Services Agreement (the “ACCU Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ACCU commencing on the effective date of the ACCU Services Agreement and ending on February 15, 2018, provided, however, that the agreement will automatically renew for successive one year periods. Either party may terminate the ACCU Services Agreement for any reason by providing thirty (30) days prior written notice. The Company has agreed to assign a designated representative which must be approved by ACCU in performing its duties under the Agreement. Pursuant to the terms of the ACCU Services Agreement, the Company will make visits, deliver reports, provide marketing, educational and loan related services to ACCU members, borrowers, leads, referral sources and contacts in the Western region of the United States. Due to the timing of the reporting period for the nine month period ended September 30, 2017, the Company has not yet recognized any income as a result of this agreement.

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

Transactions with Subsidiaries

The Company has entered into a selling agreement with its wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will sell its Series 1 Subordinated Capital Notes (the “Subordinated Capital Notes”) and its 2013 International Notes (the “International Notes”).  The Company has transitioned its compensation arrangement with MP Securities to an assets under management fee that will pay MP Securities a fee equal to 1% of the outstanding balances of the Subordinated Capital Notes and International Notes; subject, however, to a maximum gross dealer compensation of 2.5%.    The Company will pay MP Securities no selling commissions on any new sales of the Company’s Subordinated Capital Notes and International Notes.  MP Securities will receive an assets-under-management fee equal to 1% of the outstanding balances of our Subordinated Capital Notes and International Notes, determined on a monthly basis; subject however, to a maximum gross dealer compensation of 2.50% assessed on any notes sold prior to July 1, 2017.  The Company reserves the right to waive, reduce, or suspend payment of this assets under management fee at any time.  At no time will the compensation paid to MP Securities as an assets under management fee be assessed on a Subordinated Capital Note or International Note purchased prior to July 1, 2017 when a 2.5% commission was previously paid on the purchase transaction.  In addition, no assets under management fee will be assessed on any note purchased prior to July, 2017 once the total compensation paid to MP Securities resulting from the purchase of such note reaches 2.5%.    For each sale of a Subordinated Capital Notes and

International Note, the Company will pay a 0.50% processing fee on the purchase of a note, payable at closing of a purchase of a note.

The Company has also entered into a Managing Participating Broker Agreement with MP Securities pursuant to which MP Securities will act as the managing broker for the offering of its Class 1 Notes under a registered offering made under the Securities Act of 1933, as amended  (the “Class 1 Notes”).  As the managing participating broker, MP Securities will maintain sales records, process and approve investor applications, conduct retail and wholesale marketing activities for sales of the Class 1 Notes and undertake its own due diligence review of the offering.  MP Securities does not serve as a lead underwriter or syndicate manager for the offering.

Under the terms of the Amended and Restated Managing Participating Broker Dealer Agreement (the “MPB Agreement”) entered into with MP Securities, no selling commission will be paid when the sale of a Class 1 Note occurs.  No commissions are paid on the accrued interest deferred and added to the principal balance of a Class 1 Note when an investor elects to defer interest received on a Class 1 Note.

On May 5, 2017, the Company and MP Securities entered into the MPB Agreement pursuant to which MP Securities will no longer be paid a selling commission upon the sale of a Class 1 Note.  Under the MPB Agreement, we compensate MP Securities with an assets under management fee equal to 1% of the outstanding balances of our Class 1 Notes; provided, however, that the maximum total compensation paid to MP Securities during the period a Class 1 Note is held does not exceed 5.5%.  The Company also pays a .50% processing fee on the purchase of a Class 1 Note.  The processing fee is assessed on the initial purchase of the Class 1 Note.  No processing fee will be assessed on any withdrawals or requests for liquidation of a Class 1 Note.  In the event an investor increases the amount invested in one of our variable interest earnings notes under our Class 1 Notes offering (the “Variable Series Note(s)”),  no additional processing fee will be paid to MP Securities.

In connection with the Company’s Secured Note offering, it has engaged MP Securities to act as its managing broker for the offering.  Effective as of September 1, 2017, the Company has transitioned to an assets under management fee compensation model for all sales made by MP Securities of the Secured Notes.  Under the assets under management fee compensation structure, MP Securities will be paid a fee equal to 1% of the outstanding balances of our Secured Notes; provided, however, that the maximum amount of fees assessed will not exceed 5% of the Secured Note investment.  The Company will also pay MP Securities a .50% processing fee on the purchase of a Secured Note.

In addition, the Company has signed an Administrative Services Agreement with MP Securities which stipulates that it will provide certain services to MP Securities.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  In December 2015, the Company agreed to waive and abate MP Securities’ obligation to pay the Company for these services for a limited period of time not to exceed twelve months and subject to a maximum expense abatement of $250 thousand.  Pursuant to resolutions adopted by the Board of Managers in November 2016, the Board authorized the officers of the Company to extend the terms of this agreement for an additional twelve month period.  No abatements have been requested by MP Securities nor granted by the Company for the nine month period ended September 30, 2017 or the year ended December 31, 2016.

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

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable to related parties totaled $89 thousand and $53 thousand at September 30, 2017 and December 31, 2016, respectively.

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

4.  Loans Receivable and Allowance for Loan Losses

The Company originates church mortgage loans, participates in church mortgage loans and also purchases entire church mortgage loans.  The loans fall into four classes: whole loans for which the Company possesses the first collateral position, whole loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans for which the Company possesses the first collateral position and participated loans for which the Company possesses a junior collateral position.  All of the loans are made to various evangelical churches and ministry related organizations, primarily to purchase, refinance, construct or improve facilities. Loan maturities extend through 2027. Loans yielded a weighted average of 6.32% and 6.28% as of September 30, 2017 and December 31, 2016, respectively. A summary of the Company’s mortgage loans owned as of September 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

	September 30,	December 31
	2017	2016

Loans to evangelical churches and related organizations:
Real estate secured	$152,343	$146,743
Unsecured	1,458	1,239
Total loans	153,801	147,982

Deferred loan fees, net	(954)	(980)
Loan discount	(877)	(863)
Allowance for loan losses	(2,015)	(1,875)
Loans, net	$149,955	$144,264

Allowance for Loan Losses

The Company has established an allowance for loan losses of $2.01 million and $1.87 million as of September 30, 2017 and December 31, 2016 for loans held in its mortgage portfolio. For the nine months ended September 30, 2017 and the year ended December 31, 2016,  the Company recorded $40 thousand and $20 thousand, respectively, in charge-offs on its mortgage loan investments. Management believes that the allowance for loan losses as of September 30, 2017 and December 31, 2016 is appropriate.

Changes in the allowance for loan losses for the nine month period ended September 30, 2017 and the year ended December 31, 2016 are as follows (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2017	December 31, 2016

Balance, beginning of period	$1,875	$1,785
Provision for loan loss	180	113
Chargeoffs	(40)	(20)
Recoveries	--	2
Accretion of allowance related to restructured loans	--	(5)
Balance, end of period	$2,015	$1,875

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

	Loans and Allowance for Loan Losses (by segment)
	As of

	September 30, 2017	December 31, 2016

Loans:
Individually evaluated for impairment	$8,361	$8,878
Collectively evaluated for impairment	145,440	139,104
Balance	$153,801	$147,982

Allowance for loan losses:
Individually evaluated for impairment	$1,165	$1,072
Collectively evaluated for impairment	850	803
Balance	$2,015	$1,875

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at September 30, 2017 and December 31, 2016, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2017
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$113,358	$5,669	$12,765	$--	$131,792
Watch	13,579	--	69	--	13,648
Special mention	2,143	--	--	--	2,143
Substandard	6,020	198	--	--	6,218
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$135,100	$5,867	$12,834	$--	$153,801

Credit Quality Indicators (by class)
As of December 31, 2016
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$109,744	$5,600	$10,590	$--	$125,934
Watch	12,950	--	220	--	13,170
Special mention	2,334	--	--	--	2,334
Substandard	6,339	205	--	--	6,544
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$131,367	$5,805	$10,810	$--	$147,982

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at September 30, 2017 and at December 31, 2016 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,755	$686	$1,752	$6,193	$133,080	$139,273	$--
Wholly-Owned Junior	2,333	--	--	2,333	4,786	7,119	--
Participation First	--	--	--	--	7,409	7,409	--
Participation Junior	--	--	--	--	--	--	--
Total	$6,088	$686	$1,752	$8,526	$145,275	$153,801	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,598	$886	$1,334	$5,818	$125,549	$131,367	$--
Wholly-Owned Junior	--	--	--	--	5,805	5,805	--
Participation First	1,358	--	--	1,358	9,452	10,810	--
Participation Junior	--	--	--	--	--	--	--
Total	$4,956	$886	$1,334	$7,176	$140,806	$147,982	$--

The following tables are summaries of impaired loans by loan class as of and for the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016, respectively.  The unpaid principal balance reflects the contractual principal outstanding on the loan less interest payments recorded against principal on collateral-dependent loans. The net loan principal balance reflects the unpaid principal balance less specific allowances recorded against impaired loans.  The net recorded investment in impaired loans reflects the loan principal balance less discounts (dollars in thousands):

Impaired Loans (by class)
As of September 30, 2017
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,096	$--	$4,096	$425	$3,671
Wholly-Owned Junior	198	--	198	11	187
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,068	1,165	2,903	319	2,584
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$8,362	$1,165	$7,197	$755	$6,442

	For the three months ended September 30, 2017		For the nine months ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,725	$--	$3,764	$--
Wholly-Owned Junior	188	2	189	6
Participation First	--	--	--	--
Participation Junior	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	2,618	--	2,700	--
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total:
Church loans	$6,531	$2	$6,653	$6

Impaired Loans (by class)
As of December 31, 2016
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,346	$--	$4,346	$425	$3,921
Wholly-Owned Junior	205	--	205	11	194
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,327	1,072	3,255	319	2,936
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$8,878	$1,072	$7,806	$756	$7,050

	For the year ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Church loans:
Wholly-Owned First	$4,085	$31
Wholly-Owned Junior	198	--
Participation First	--	--
Participation Junior	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	4,181	13
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	$8,464	$44

Impaired Loans (by class)
As of September 30, 2016
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,723	$--	$1,723	$160	$1,562
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,414	783	5,631	585	5,096
Wholly-Owned Junior	3,266	407	2,859	56	3,803
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
Total:
Church loans	$11,403	$1,190	$10,213	$801	$9,412

	For the three months ended September 30, 2016		For the nine months ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,588	$--	$1,644	$--
Wholly-Owned Junior	--	--	--	--
Participation First	--	--	--	--
Participation Junior	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	5,875	--	6,006	--
Wholly-Owned Junior	3,217	38	3,238	116
Participation First	--	--	--	--
Participation Junior	--	--	--	--
Total:
Church loans	$10,680	$38	$10,888	$116

A summary of nonaccrual loans by loan class at September 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of September 30, 2017

Church loans:
Wholly-Owned First	$10,657
Wholly-Owned Junior	216
Participation First	--
Participation Junior	--
Total	$10,873

Loans on Nonaccrual Status (by class)
As of December 31, 2016

Church loans:
Wholly-Owned First	$8,673
Wholly-Owned Junior	205
Participation First	--
Participation Junior	--
Total	$8,878

No loans were restructured during the three month period ended September 30, 2017. The following table presents a summary of loans the Company restructured during the nine months ended September 30, 2017 and 2016.

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2017

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

The Company restructured two loans and one loan during the nine month periods ended September 30, 2017 and 2016, respectively. For the two loans restructured during the nine months ended September 30, 2017, the Company modified payment terms but did not add any accrued interest or other amounts to either loan. For the one loan restructured during the nine months ended September 30, 2016, the Company added unpaid accrued interest outstanding to the loan balance and offset this with a corresponding discount of the same amount. The Company also lowered the interest rate on the loan and extended the loan’s maturity date.

None of the loans restructured during the nine months ended September 30, 2017 defaulted during the period.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of September 30, 2017,  no additional funds were committed to be advanced in connection with loans modified in troubled debt restructurings.

5.  Investments

The Company’s investments at September 30, 2017 consist of an ownership interest in a joint venture, the Valencia Hills Project.  The Company’s ownership interest is equal to the value of its initial investment in the joint venture which consisted of a $900 thousand property that was previously foreclosed on by the Company.  The joint venture incurred $6 thousand in gains for the nine months ended September 30, 2017.  As of September 30, 2017, the value of the Company’s investment in the joint venture is $897 thousand.  Management has conducted an evaluation of the investment as of September 30, 2017 and has determined that the investment is not impaired.  The Company’s investment in the joint venture was $892 thousand at December 31, 2016.  For the year ended December 31, 2016, property taxes paid on the real property owned by the joint venture was expensed on the 2016 financial statements, but was capitalized as an asset as of September 30, 2017.  As a result, the value of the investment was increased from $892 thousand at December 31, 2016 to $897 thousand as of September 30, 2017.

6.  Foreclosed Assets

The Company’s investment in foreclosed assets was zero at September 30, 2017 and at December 31, 2016.  The Company did not record any loss provisions on foreclosed assets during the nine months ended September 30, 2017.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows for the period ended December 31, 2016 (dollars in thousands):

Allowance for Losses on Foreclosed Assets for the year ended December 31, 2016

Balance, beginning of period	$1,111
Provision for losses	(6)
Charge-offs	(1,111)
Recoveries	6
Balance, end of period	$--

Expenses (income) applicable to foreclosed assets include the following (dollars in thousands):

Foreclosed Asset Expenses (Income) for the three months ended September 30, 2016

Net loss (gain) on sale of real estate	$--
Provision for losses	--
Operating expenses, net of rental income	(8)
Net expense (income)	$(8)

Foreclosed Asset Expenses (Income) for the nine months ended September 30, 2016

Net loss (gain) on sale of real estate	$(278)
Provision for losses	(6)
Operating expenses, net of rental income	3
Net expense (income)	$(281)

7.  Loan Participation Sales

During the nine months ended September 30, 2017,  the Company sold participations in six church loans totaling $9.3 million while retaining servicing responsibilities on the loans.  As a result of these sales, the Company recorded servicing assets totaling $177 thousand.  During the year ended December 31, 2016, the Company sold participations in eight church loans totaling $14.3 million.  As a result of these sales, the Company recorded servicing assets totaling $155 thousand.  Servicing assets are amortized using the interest method as an adjustment to servicing fee income.  Amortization totaled $80 thousand for the nine months ended September 30, 2017.

A summary of servicing assets for the nine months ended September 30, 2017 and 2016, and the year ended December 31, 2016 is as follows (dollars in thousands):

	For the nine months ended		For the year ended
	September, 30		December 31,
	2017	2016	2016
Balance, beginning of period	$258	$186	$186
Additions:
Servicing obligations from sale of loan participations	177	140	155
Subtractions:
Amortization	(80)	(66)	(83)
Balance, end of period	$355	$260	$258

8. Premises and Equipment

Premises and equipment consist of the following at September 30, 2017 and December 31, 2016 (dollars in thousands):

	As of September 30,	As of December 31,
	2017	2016

Furniture and office equipment	$484	$468
Computer system	222	222
Leasehold improvements	25	25
Total premises and equipment	731	715
Less accumulated depreciation and amortization	(622)	(600)
Premises and equipment, net	$109	$115

Depreciation and amortization expense for the nine months ended September 30, 2017 and 2016 amounted to $25 thousand and $9 thousand, respectively.

9.  NCUA Borrowings

Members United Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%. The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  On March 30, 2015, the Company and the NCUA entered into an agreement to amend to the Loan and Security Agreement (the “LSA Amendments”) for both the MU Credit Facility and the $23.5 million credit facility the Company has with the National Credit Union Administration as Liquidating Agent of Western Federal Credit Untion (the “WesCorp Credit Facility”).  The LSA Amendments altered the collateral requirements on both facilities, as well as some of the Company’s reporting requirements to the NCUA.  The balance of the MU Credit Facility was $64.3 million and $67.1 million at September 30, 2017 and December 31, 2016, respectively.  Effective as of November 30, 2016, the Company and the Lender agreed to amend the terms of the facility.  Under the amended terms of the facility, the required minimum monthly payment was increased to $450 thousand, and the facility will mature on November 1, 2026, at which point the final principal payment will be due.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Credit Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio.  At September 30, 2017 and December 31, 2016, the collateral securing the MU Credit Facility had an aggregate principal balance of $73.4 million and $79.4 million, respectively.  The loan collateral securing the facility was sufficient at September 30, 2017 and December 31, 2016.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of September 30, 2017 and December 31, 2016, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces a credit facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Under the WesCorp Credit Facility Extension, accrued interest is due and payable monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  The WesCorp Credit Facility Extension requires monthly principal and interest payments of $106 thousand.  As of September 30, 2017 and December 31, 2016,  $18.4 million and $19.2 million, respectively, was outstanding on the

WesCorp Credit Facility Extension. Effective as of November 30, 2016, the Company and the Lender agreed to amend the terms of the facility.  Under the amended terms of the facility, the required minimum monthly payment was increased to $129 thousand and the facility will mature on November 1, 2026, at which point the final principal payment will be due.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110% (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of September 30, 2017 and December 31, 2016, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $27.0 million and $26.9 million, respectively. The loan collateral securing the facility was sufficient at September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

Future estimated principal pay downs of the Company’s borrowings from financial institutions during the twelve month periods ending September 30 are as follows (dollars in thousands):

2018	$4,915
2019	5,046
2020	5,170
2021	5,307
2022	5,442
Thereafter	56,832
$82,712

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

The Class A Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company’s other indebtedness, as defined in the Class A Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class A Notes are outstanding.  The Company was in compliance with these covenants as of September 30, 2017.

The Class A Notes have been issued under a Trust Indenture entered into between the Company and U.S. Bank National Association (US Bank).  The Class A Notes are part of up to $200 million of Class A Notes the Company may issue pursuant to the US Bank Indenture.  The Class A Note Offering expired on December 31, 2016 and the Company discontinued the sale of its Class A Notes as of that date.  At September 30, 2017 and December 31, 2016,  $13.3 million and $17.3 million of these notes were outstanding, respectively.

In January 2015, the Company registered with the SEC $85.0 million of new Class 1 Notes in two series, including a Fixed Series and Variable Series.  This is a "best efforts" offering and will continue through December 31, 2017.  The offering includes two categories of notes, including a fixed interest note and a variable interest note.  The interest rates the Company will pay on the Fixed Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 60 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of .20% to .65%.  Effective as of January 6, 2015, the Variable Index is defined under the Class 1 Notes as the three month LIBOR rate.  The Variable Series Notes will be repaid at the noteholder’s request at any time after the note has been outstanding with an unpaid principal balance of $10,000 or more.  At September 30, 2017 and December 31, 2016, the Company had $7.7 million and $6.6 million in outstanding Class 1 Variable Series Notes with an unpaid principal balance over $10,000. The Company also had $29.9 million and $26.2 million in outstanding Class 1 Fixed Series Notes at September 30, 2017 and December 31, 2016, respectively.

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

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At September 30, 2017 and December 31, 2016,  $37.7 million and $32.9 million of Class 1 Notes were outstanding, respectively.

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

In January 2015, the Company began offering its Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The certificates require as collateral either cash pledged in the amount of 100% of the outstanding balance of the certificates or loans receivable pledged in the amount of 105% of the outstanding balance of the certificates.  At September 30, 2017 and December 31, 2016,  $9.7 million and $3.4 million in Secured Notes were outstanding, respectively.

As part of this offering, the Company entered into a Loan and Security Agreement with MPF that appointed MPF as the collateral agent of any loans pledged as collateral for the Secured Notes.  At September 30, 2017 and December 31, 2016,  $10.4 million and $2.9 million in loans were pledged as collateral on the Secured Notes, respectively.  As the balance of the loans pledged as collateral at December 31, 2016 was not sufficient to meet the minimum collateral requirements, the Company pledged $600 thousand in cash to meet the requirements of the Secured Investment Certificates.  The outstanding balance of loans pledged as collateral at September 30, 2017 met the minimum collateral requirements of the Company’s Loan and Security Agreement.

In February 2013, the Company launched the sale of its Series 1 Subordinated Capital Notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D.  The Series 1 Subordinated Capital Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. A total of $5.2 million and $5.1 million in notes sold pursuant to this offering were outstanding at September 30, 2017 and December 31, 2016, respectively.

In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S. Under the Series 1 Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at September 30, 2017.  A total of $0 and $54 thousand of its 2013 International Notes were outstanding at September 30, 2017 and December 31, 2016, respectively.

The Company has the following notes payable at September 30, 2017 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$13,305	3.93%
Class 1 Offering	37,701	3.62%

Private Offerings
Special Offering	1,076	4.10%
Special Subordinated Notes	5,283	4.84%
Secured Notes	9,730	3.77%
International Offering	--	--%
Total	$67,095	3.80%

Future maturities for the Company’s investor notes during the twelve month periods ending September 30 are as follows (dollars in thousands):

2018	$15,718
2019	12,052
2020	13,468
2021	10,041
2022	15,816
$67,095

Debt issuance costs related to the Company’s notes payable were $57 thousand and $78 thousand at September 30, 2017 and December 31, 2016, respectively.

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

12.  Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences.  No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 60% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies the plan as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the nine months ended September 30, 2017 and 2016 were $70 thousand and $55 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company made no profit sharing contributions for the plan during the nine months ended September 30, 2016.  No profit sharing contribution has been made or approved for the nine months ended September 30, 2017.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At September 30, 2017 and December 31, 2016, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	September 30, 2017	December 31, 2016
Undisbursed loans	$1,637	$2,073
Standby letter of credit	$764	$764

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

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California. At September 30, 2017, future minimum rental payments for the twelve months ending September 30 are as follows:

2018	$135
2019	31
Total	$166

Total rent expense, including common area costs, was $107 thousand for the nine months ended September 30, 2017 and $106 thousand for the nine months ended September 30, 2016. The Fresno office lease is scheduled to expire in 2018.  There are no options to renew in the lease extension.  The Brea office lease expires in 2018 and contains one additional option to renew for five years.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016, are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2017 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2		Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$8,537	$8,537		$--	$--	$8,537
Loans, net	149,955	--		--	151,031	151,031
Investments	897	--		--	897	897
Accrued interest receivable	693	--		--	693	693
FINANCIAL LIABILITIES:
NCUA borrowings	$82,712	$--	$		$80,363	$80,363
Notes payable	67,037	--		--	67,972	67,972

Other financial liabilities	442	--	--	442	442

		Fair Value Measurements at December 31, 2016 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$9,683	$9,683	$--	$--	$9,683
Loans, net	144,264	--	--	144,125	144,125
Investments	892	--	--	892	892
Accrued interest receivable	657	--	--	657	657
FINANCIAL LIABILITIES:
NCUA borrowings	$86,326	$--	$--	$83,322	$83,322
Notes payable	60,479	--	--	60,759	60,759
Other financial liabilities	302	--	--	302	302

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2017 and December 31, 2016.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2017 and December 31, 2016.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obervable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2017:
Collateral dependent loans (net of allowance and discount)	$--	$--	$5,313	$5,313
Investments	--	--	897	897
Total	$--	$--	$6,210	$6,210

Assets at December 31, 2016:
Collateral dependent loans (net of allowance and discount)	$--	$1,062	$4,736	$5,798
Investments	--	--	892	892
Total	$--	$1,062	$5,628	$6,690

Activity in Level 3 assets is as follows for the nine months ended September 30, 2017 and for the year ended December 31, 2016 (dollars in thousands):

Impaired loans
(net of allowance and discount)
Balance, December 31, 2016	$4,736
Re-classifications of assets from Level 2 into Level 3	1,046
Loan payments and payoffs	(469)
Balance, September 30, 2017	$5,313

Investments
(net of allowance and discount)
Balance, December 31, 2016	$892
Pro rata share of joint venture gains	5
Balance, September 30, 2017	$897

Impaired loans
(net of allowance and discount)
Balance, December 31, 2015	$5,940
Re-classifications of assets from Level 3 into Level 2	(990)
Allowance and discount, net of discount amortization	(452)
Loans that became impaired	653
Loan payments and payoffs	(415)
Balance, December 31, 2016	$4,736

Investments
(net of allowance and discount)
Balance, December 31, 2015	$--
Transfer of foreclosed assets to investments	900
Pro rata share of joint venture losses	(8)
Balance, December 31, 2016	$892

Foreclosed assets
(net of allowance and discount)
Balance, December 31, 2015	$900
Transfer of foreclosed assets to investments	(900)
Balance, December 31, 2016	$--

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016 are summarized below (dollars in thousands):

September 30, 2017
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,313	Discounted appraised value	Selling cost	10% - 15% (10.30%)
		Internal evaluations	Estimated market decrease	0% - 41% (20.04%)

Investments	$897	Internal evaluations	Estimated future market value	0% (0%)
		Internal evaluations	Discount due to market decline	0% - 70% (40.05%)

December 31, 2016
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
		Discounted appraised value	Selling cost	10% - 15% (10.55%)
Impaired Loans	$4,736	Internal evaluations	Estimated market decrease	0% - 41% (24.77%)
		Internal evaluations	Discount due to title dispute	0% - 57% (5.58%)
Investments	$892	Internal evaluations	Estimated future market value	0% (0%)

15.  Segment Information

Reportable Segments

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management, personnel proficiencies, and marketing strategies.

There are two reportable segments: finance company (the parent company) and broker-dealer (MP Securities).  The finance company segment uses funds from the sale of debt securities, operations, and loan participations to originate or purchase mortgage loans. The broker-dealer segment sells debt securities and other investment products, as well as providing investment advisory and insurance services, to generate fee income.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Intersegment revenues and expenses are accounted for at amounts that assume the transactions were made to unrelated third parties at the current market prices at the time of the transactions.

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the nine month period ended September 30, 2017 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$7,380	$735	$8,114
Intersegment revenue	--	738	738
External non-interest expenses	2,789	848	3,637
Intersegment non-interest expenses	491	--	491
Segment net profit (loss)	504	617	1,121
Segment assets	159,880	1,077	160,957

Revenue
Total revenue of reportable segments	$8,852
Inter-segment revenue	(738)
Consolidated revenue	$8,114

Non-interest expenses
Total non-interest expenses of reportable segments	$4,128
Inter-segment non-interest expenses	(491)
Consolidated non-interest expenses	$3,637

Profit
Total income of reportable segments	$1,121
Inter-segment profits	(247)
Consolidated net income	$874

Assets
Total assets of reportable segments	$160,957
Segment accounts receivable from corporate office	(66)
Consolidated assets	$160,891

Financial information with respect to the reportable segments for the nine month period ended September 30, 2016 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$6,857	$558	$7,415
Intersegment revenue	--	443	443
External non-interest expenses	2,645	883	3,528
Intersegment non-interest expenses	249	--	249
Segment net profit (loss)	801	118	919
Segment assets	152,187	331	152,518

Revenue
Total revenue of reportable segments	$7,858
Inter-segment revenue	(443)
Consolidated revenue	$7,415

Non-interest expenses
Total non-interest expenses of reportable segments	$3,777
Inter-segment non-interest expenses	(249)
Consolidated non-interest expenses	$3,528

Profit
Total income of reportable segments	$919
Inter-segment profits	(194)
Consolidated net income	$725

Assets
Total assets of reportable segments	$152,518
Inter-segment prepaid expenses	--
Segment accounts receivable from corporate office	(6)
Consolidated assets	$152,512

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

The following discussion and analysis compares the results of operations for the three and nine month periods ended September 30, 2017 and September 30, 2016 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three months ended September 30, 2017 vs. three months ended September 30, 2016

	Three months ended		Comparison
	September 30,
	(dollars in thousands)
	2017	2016	$ Difference	% Difference
Interest income:
Interest on loans	$2,393	$2,154	$239	11%
Interest on interest-bearing accounts	11	7	4	57%
Total interest income	2,404	2,161	243	11%
Interest expense:
NCUA borrowings	531	560	(29)	(5%)
Notes payable	632	490	142	29%
Total interest expense	1,163	1,050	113	11%
Net interest income	1,241	1,111	130	12%
Provision for loan losses	32	--	32	100%
Net interest income after provision for loan losses	1,209	1,111	98	9%
Non-interest income
Broker-dealer commissions and fees	503	143	360	252%
Other lending income	96	101	(5)	(5%)
Total non-interest income	599	244	355	145%
Non-interest expenses:
Salaries and benefits	695	691	4	1%
Marketing and promotion	81	51	30	59%
Office operations	391	357	34	10%
Foreclosed assets, net	--	(8)	8	(100%)
Legal and accounting	77	97	(20)	(21%)
Total non-interest expenses	1,244	1,188	56	5%
Income before provision for income taxes	564	167	397	238%
Provision for income taxes	6	6	--	0%
Net income	$558	$161	$397	247%

During the three months ended September 30, 2017, we reported net income of $558 thousand, as compared to $161 thousand in net income for the third quarter of 2016.  During the quarter ended September 30, 2017, we increased our provision for loan losses by $32 thousand as a result of loan portfolio growth totaling nearly $7 million.  MP Securities also earned $503 thousand in commissions and advisory fees for the three month period ended September 30, 2017 as compared to $143 thousand for the same quarter ended September 30, 2016.  During the third quarter of 2017, MP Securities closed several large institutional investments which generated substantial commissions for the quarter.  These large institutional sales generally require a significant period of time to cultivate and occur on an irregular basis.  The Company’s improved performance in its net earnings has benefited from strategic partnerships it has been able to cultivate with ECCU, ACCU and other ministries that have made investments in the Company’s debt securities.

For the quarter ended September 30, 2017, total interest income was $2.4 million as compared to $2.1 million for the quarter ended September 30, 2016.  Our mortgage loan investments continue to show improvement in loan quality, generate a positive net interest margin and we have been able to successfully reduce the non-performing mortgage loan investments in our mortgage loan portfolio.  Although the Company’s unpaid balance of its impaired loans decreased from $11.4 million at September 30, 2016 to $8.3 million at September 30, 2017, the Company is closely monitoring the delinquency ratio of its mortgage loan investments.  Total past due loans have increased from $7.1 million at December 31, 2016 to $8.5 million at September 30, 2017.

Total interest expense increased by $113 thousand, or 11%,  as compared to the  third quarter of 2016, primarily due to higher interest rates payable on our investor debt securities.  This increase was offset by a $29 thousand decrease in interest expense on our NCUA borrowings resulting from regular monthly principal and interest payments we have made.  Total outstanding notes payable increased from $55.5 million at September 30, 2016 to $67.1 million at September 30, 2017.  Net interest income for the third quarter of 2017 was $1.2 million, as compared to $1.1 million for the same quarter in 2016.  Our gross loan portfolio at September 30, 2017 totaled $153.8 million, as compared to $142.9 million at September 30, 2016.  During the quarter ended September 30, 2017, five mortgage loans were paid off totaling $6.1 million.  While the Company’s pipeline of mortgage loan prospects and commitments remain strong, the Company expects a more modest increase in its loan orginations and fundings during the remainder of 2017.

For the three month period ended September 30, 2017, net interest income increased by $130 thousand, or 12%, to $1.24 million, as compared to the three month period ended September 30, 2016.  Net interest income after provision for loan losses was $1.2 million for the period ended September 30, 2017, an increase of $98 thousand for the quarter ended September 30, 2017 as compared to the three month period ended September 30, 2016, primarily due to a 12% increase in net interest income prior to taking an additional $32 thousand in general reserves in connection with the growth in the Company’s loan portfolio.

Over the course of the last two years, the Company has disposed of all of its real estate owned properties and has benefited by an improvement in the performance of its mortgage loan investments.  Due to the improved performance of the Company’s mortgage loan investments, the Company has not been required to record substantial new provisions for loan losses in its loan portfolio.

The Company reported $599 thousand in non-interest income for the quarter ended September 30, 2017, as compared to $244 thousand for the third quarter in 2016.  During the quarter ended September 30, 2017, MP Securities closed several major institutional and ministry investments in the Company’s debt securities, which generated significant commission income.  Our broker-dealer commissions and fees continue to show improvement as we have expanded our customer base and assets managed by MP Securities, our broker-dealer subsidiary.  Other income generated from lending activities, including servicing income and consulting fees, had a slight decrease of $5 thousand, a 5% decrease to $96 thousand for the quarter ended September 30, 2017, as compared to the quarter ended September 30, 2016.

Non-interest operating expenses for the three months ended September 30, 2017 increased by $56 thousand over the same period ended September 30, 2016, an increase of 5%, in large part to additional networking fees paid by MP Securities during the third quarter.  We had a slight increase in salaries and benefits expense from $691 thousand for the quarter ended September 30, 2016 to $695 thousand for the quarter ended September 30, 2017, a 1% increase.  In addition, we had a  $30 thousand increase in marketing expenses for the third quarter of 2017, as compared to the same quarter in 2016 and we were able to reduce our professional expenses for legal and accounting by $20 thousand for the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016.  We have also made changes in our insurance programs and adopted a client relationship and loan management system for our loan operations that we expect will improve efficiency of our core operations and enable us to effectively manage our office and operations expense.

Nine months ended September 30, 2017 vs. nine months ended September 30, 2016

	Nine months ended		Comparison
	September 30,
	(dollars in thousands)
	2017	2016	$ Difference	% Difference
Interest income:
Interest on loans	$7,014	$6,539	$475	7%
Interest on interest-bearing accounts	37	22	15	68%
Total interest income	7,051	6,561	490	7%
Interest expense:
Borrowings from financial institutions	1,600	1,686	(86)	(5%)
Notes payable	1,805	1,432	373	26%
Total interest expense	3,405	3,118	287	9%
Net interest income	3,646	3,443	203	6%
Provision (credit) for loan losses	180	45	135	300%
Net interest income after provision for loan losses	3,466	3,398	68	2%
Non-interest income
Broker-dealer commissions and fees	735	558	177	32%
Other lending income	328	297	31	10%
Total non-interest income	1,063	855	208	24%
Non-interest expenses:
Salaries and benefits	2,053	2,160	(107)	(5%)
Marketing and promotion	123	108	15	14%
Office operations	1,109	1,121	(12)	(1%)
Foreclosed assets, net	--	(281)	281	(100%)
Legal and accounting	352	403	(51)	(13%)
Total non-interest expenses	3,637	3,511	126	4%
Income (loss) before provision for income taxes	892	742	150	20%
Provision for income taxes	18	17	1	6%
Net income (loss)	$874	$725	$149	21%

During the nine months ended September 30, 2017, we reported net income of $874 thousand, which was an increase of $149 thousand over the first nine months of 2016.  The increase in net income was primarily due to income received from broker dealer commissions and advisory fees and as well as other lending income.  During the first nine months of 2016, MP Securities successfully closed several large church and ministry purchases of the Company’s debt securities which generated significant commission income.  While these institutional investments are made on an irregular basis, MP Securities continues to market its products and services in the institutional markets, which should result in a higher volume of sales.  For the nine month period ended September 30, 2016, the Company earned $558 thousand in broker dealer commissions and fees, as compared to $735 thousand for the nine month period ended September 30, 2017.  The increase in earnings  also included a $31 thousand increase in other lending income, which primarily resulted from loan servicing and consulting income.  The Company believes that its net earnings of $874 thousand for the nine months ended September 30, 2017 represents continued improvement in the performance of its mortgage loan investments as well as success in developing other income generating sources from its broker dealer subsidiary, MP Securities.

As compared to the first nine months of 2016, interest income increased by $490 thousand primarily due to an increase in performing mortgage loan assets held in our loan portfolio and an increase in cash balances (see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Net Interest Income and Net Interest Margin” below for additional discussion).  Interest income earned on interest-bearing accounts with other institutions increased mainly due to an increase in cash from the sale of the Company’s investor notes and from loan participation sales.  Total interest income for the nine month period ended September 30, 2017 was $7.0 million, as compared to $6.5 million for the period ended September 30, 2016.

Total interest expense increased by $287 thousand for the period ended September 30, 2017, as compared to the first nine months of 2016 due to a $11.5 million increase in our investor notes.  Note interest expense increased by $373 thousand as our outstanding investor notes payable have increased. Interest expense on our NCUA borrowings decreased by $86 thousand for the period ended September 30, 2017, as compared to the first nine months of 2016 due to regular monthly principal payments made on our borrowings.

For the nine month period ended September 30, 2017, net interest income increased by $203 thousand, or 6%, to $3.6 million, as compared to $3.4 million for the nine month period ended September 30, 2016.  Net interest income after provision for loan losses increased by $68 thousand to $3.47 million for the nine months ended September 30, 2017 as compared to $3.40 million for the nine months ended September 30, 2016.  The primary reason for the increase relates to  the additional growth of the loan portfolio.  In the first nine months of 2016, we recorded $45 thousand in provisions related to general reserves as compared to $180 thousand in general and specific reserves recorded as provisions during the first nine months of 2017.  Over the course of the last two years, the Company has disposed of all of its real estate owned properties and has benefited by an improvement in the performance of its mortgage loan investments.  While the Company’s total impaired loans at September 30, 2017 was $8.4 million, as compared to $8.9 million at December 31, 2016, total past due loans have increased from $7.2 million at December 31, 2016 to $8.5 million at September 30, 2017.  The Company is closely monitoring these past due loans and has appointed portfolio managers to cover distinct geographical regions for the Company’s mortgage loan investments.

The Company had other income of $1.0 million in the first nine months of 2017 due to $735 thousand in advisory fees and commissions earned by MP Securities, and $328 thousand in servicing fee income and other lending income.  Income received from commissions and advisory fees can vary substantially due to the timing of sales of our debt securities to institutional investors, ministries and accredited investors.  Other income generated from lending activities increased by $31 thousand as compared to the first nine months of 2016 as a result of the Master Services Agreement and the Backup Servicer Agreement reached with ECCU in 2016.

Non-interest operating expenses for the nine months ended September 30, 2017 increased by $126 thousand to $3.6 million as compared to the same period ended September 30, 2016, an increase of 4%.  During the nine month period ended September 30, 2016, the Company generated $278 thousand in income received from foreclosed assets which was offset against non-interest expense.  This gain was a non-recurring event.  For the nine months ended September 30, 2017, the Company has been able to achieve cost savings in its office operations and operating expenses as expenses for salaries and benefits have declined by 5%,  office operation expenses by 1% and professional expenses by 13%, as compared to 2016. Marketing and promotion expenses increased by 14% during that same timeframe.    The Company’s salaries and benefit expense for the nine month period ended September 30, 2017 takes into account bonuses for staff and management for the year ended December 31, 2017, to be determined and awarded based upon the Company’s financial performance for the year as well as individual employee performance relative to their role expectations.  The Company continues to closely monitor its expenses and take steps to improve efficiencies of its operations by reviewing its vendor contracts for insurance services, customer and loan management systems and outside vendors in order to improve its profitability.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$14,672	$11	0.30%	$16,066	$7	0.18%
Interest-earning loans [1]	135,009	2,393	7.03%	126,369	2,154	6.76%
Total interest-earning assets	149,681	2,404	6.37%	142,434	2,161	6.02%

Non-interest-earning assets	10,246	--	--%	9,646	--	--%
Total Assets	159,927	2,404	5.96%	152,080	2,161	5.64%

Liabilities:
Public offering notes – Class A	13,759	135	3.89%	20,362	194	3.77%
Public offering notes – Class 1	35,741	326	3.62%	24,303	190	3.11%
Special offering notes	1,281	13	4.03%	1,800	20	4.31%
International notes	--	--	--%	53	1	3.61%
Subordinated notes	5,265	64	4.82%	5,340	63	4.69%
Secured notes	9,839	93	3.75%	2,652	22	3.31%
NCUA borrowings	83,511	531	2.52%	88,044	560	2.53%

Total interest-bearing liabilities	$149,396	1,162	3.09%	$142,555	1,050	2.92%

Net interest income		$1,242			1,111
Net interest margin [2]			3.29%			3.10%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $149.7 million during the three months ended September 30, 2017, from $142.4 million during the same period in 2016, an increase of $7.3 million. The average yield on these assets was 6.37% for the three months ended September 30, 2017 as compared to 6.02% for the three months ended September 30, 2016. The Company’s average yield on interest earning cash investments increased from .18% to .30% for the  three months ending September 30, 2017, as compared to the three months ended September 30, 2016.  Our average yield rate on our mortgage loan investments increased from 6.76% for the three months ended September 30, 2016 to 7.03% for the three months ended September 30, 2017.  This increase is due, in part, to a higher concentration of construction loans that were originated.    In addition, we sold $2.7 million in loan participations during the quarter ended September 30, 2017.  Due to a decline in loan participation sales, we recognized less amortization and deferred loan fees and costs during the quarter ended September 30, 2017.  Average non-interest earning assets increased to $10.2 million for the three months ended September 30, 2017 from $9.6 million for the quarter ended September 30, 2016.  This increase is primarily due to disposing of all of our foreclosed assets as of June 30,  2016, as well refinancing one of our impaired loans that allowed us to reclassify that loan as a performing loan.  Non-performing assets decreased from $11.8 million at September 30, 2016 to $8.7 million at September 30, 2017.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, increased to $149.4 million during the three months ended September 30, 2017, from $142.6 million during the same period in 2016 as we have increased our investor note sales over the last year. The average rate paid on these liabilities increased from 2.92% to 3.09% for the three months ended September 30, 2017 as the underlying base rates on the investor notes have increased over the previous 12 months, which has increased the average rates paid on our Class 1 Notes from 3.11% to 3.62%.

Net interest income for the three months ended September 30, 2017 was $1.24 million, which was an increase of $124 thousand, or 12%, for the same period in 2016.  Net interest margin increased 18 basis points to 3.29% for the quarter ended September 30, 2017, compared to 3.10% for the quarter ended September 30, 2016.

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in Thousands)
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$15,811	$37	0.32%	$14,667	$22	0.20%
Interest-earning loans [1]	134,802	7,014	6.96%	126,931	6,539	6.89%
Total interest-earning assets	150,613	7,052	6.26%	141,598	6,561	6.19%

Non-interest-earning assets	10,257	--	--%	10,328	--	--
Total Assets	160,870	7,052	5.86%	151,925	6,561	5.77%

Liabilities:

Public offering notes – Class A	15,240	434	3.81%	22,476	631	3.75%
Public offering notes – Class 1	35,154	907	3.45%	22,231	513	3.09%
Special offering notes	1,616	51	4.22%	1,972	62	4.18%
International notes	15	--	--%	53	1	3.62%
Subordinated notes	5,221	186	4.76%	4,539	165	4.87%
Secured notes	8,834	227	3.44%	2,407	60	3.33%
NCUA borrowings	84,701	1,600	2.53%	88,971	1,686	2.53%

Total interest-bearing liabilities	$150,781	3,405	3.02%	$142,649	3,118	2.92%

Net interest income		$3,646			3,443
Net interest margin [2]			3.24%			3.25%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased to $150.6 million during the nine months ended September 30, 2017, from $141.5 million during the same period in 2016, an increase of $9.10 million. The average yield on these assets was 6.26% for the nine months ended September 30, 2017 as compared to 6.19% for the nine months ended September 30, 2016. The average yield increase is due to several factors.  One reason is that our cash, which earns interest at a rate of 0.32%, comprises a higher portion of our interest earning assets than it did during the first nine months of 2016.  Another factor is that the weighted average rate of our loan portfolio has increased slightly from 6.89% at  September 30, 2016 to 6.96% at September 30, 2017.   In addition, the Company’s new loan originations included several construction loans during this period, which earn a higher loan yield.

Average non-interest earning assets decreased to $10.2 million for the nine months ended September 30, 2017 from $10.3 million for the nine month period ended September 30, 2016.  This decrease is nominal for the comparative timeframe. Non-performing assets decreased from $11.8 million at September 30, 2016 to $8.7 million at September 30, 2017.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, increased to $150.8 million during the nine months ended September 30, 2017, from $142.6 million during the same period in 2016 as we have increased our investor note sales over the last year. The average rate paid on these liabilities increased from 2.92% to 3.02% for the nine months ended September 30, 2017 as the underlying base rates on the notes have increased over the previous 12 months, which has increased the average rates paid on our Class 1 Notes from 3.09% to 3.45%.

Net interest income for the nine months ended September 30, 2017 was $3.6 million, which was an increase of $204 thousand, or 5.9%, for the same period in 2016.  Net interest margin decreased one basis points to 3.24% for the nine month period ended September 30, 2017, compared to 3.25% for the quarter ended September 30, 2016.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2017 vs. 2016
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(1)	$4	$3
Total loans	146	92	239
	147	96	242

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(63)	4	(59)
Public offering notes – Class 1	90	46	136
Special offering notes	(6)	(1)	(7)
Subordinated notes	(1)	2	1
Secured notes	60	11	71
NCUA borrowings	(29)	-	(29)
	51	62	113
Change in net interest income	$95	$34	$129

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2017 vs. 2016
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$2	$14	$16
Total loans	405	70	475
	407	84	491

Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(203)	7	(196)
Public offering notes – Alpha Class	298	96	394
Special offering notes	(11)	-	(11)
International notes	(1)	-	(1)
Subordinated notes	25	(4)	21
Secured notes	160	7	167
NCUA borrowings	(86)	-	(86)
	182	106	288
Change in net interest income	$225	$(22)	$203

Financial Condition

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

			Comparison
	2017	2016	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$8,537	$9,683	$(1,146)	(12%)
Pledged cash	--	600	(600)	(100%)
Loans receivable, net of allowance for loan losses of $2,015 and $1,875 as of September 30, 2017 and December 31, 2016, respectively	149,955	144,264	5,691	4%
Accrued interest receivable	693	657	36	5%
Investments	897	892	5	1%
Property and equipment, net	109	115	(6)	(5%)
Other assets	700	427	273	64%
Total assets	$160,891	$156,638	$4,253	3%
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$82,712	$86,326	$(3,614)	(4%)
Notes payable, net of debt issuance costs of $57 and $78 as of September 30, 2017 and December 31, 2016, respectively	67,037	60,479	6,558	11%
Accrued interest payable	195	173	22	13%
Borrower deposits	895	117	178	152%
Other liabilities	617	736	-119	-16%

Total liabilities	151,456	147,831	3,625	2%
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	0%
Accumulated deficit	(3,789)	(4,417)	628	(14%)
Total members' equity	9,435	8,807	628	7%
Total liabilities and members' equity	$160,891	$156,638	$4,253	3%

General.  Total assets increased by $4.3 million, or 3%, between December 31, 2016 and September 30, 2017.  This increase was primarily due to an increase in loans receivable.

During the nine month period ended September 30, 2017, we sold $15.3 million in new investor notes, which helped increase our investor notes payable balance by a net of $6.56 million.  We also sold $9.3 million in loan participations.  We funded $27.5 million in loans during the first nine months of 2017, thereby utilizing some of our cash reserves to originate and fund new loans throughout 2017 and reduce cash as a portion of our assets while continuing to maintain adequate liquidity.

Our portfolio consists entirely of loans made to evangelical churches, Christian schools and ministries.  Approximately 99% of these loans are secured by real estate, while three loans that represent less than 1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.32% at September 30, 2017 and 6.28% at December 31, 2016.

Non-performing Assets.  Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of the recorded balance of our nonperforming loans (dollars in thousands) as of September  30, 2017, December 31, 2016 and September 30, 2016:

	September 30,	December 31,	September 30,
	2017	2016	2016

Impaired loans with an allowance for loan loss	$4,068	$4,327	$9,680
Impaired loans without an allowance for loan loss	4,294	4,551	1,723
Total impaired loans	$8,362	$8,878	$11,403

Allowance for loan losses related to impaired loans	$1,165	$1,072	$1,190
Total non-accrual loans	$8,362	$8,878	$8,344
Total loans past due 90 days or more and still accruing	$--	$--	$--

Some non-accrual loans are considered collateral dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had ten nonaccrual loans as of September 30, 2017 and December 31, 2016.

We did not restructure or change the classification of any of our impaired loans during the nine months ended September 30, 2017.  During 2016, we were able to reclassify one of our impaired loans as performing when we refinanced the loan at a market rate and determined that the financial performance of the borrower warranted such a classification.  This reclassification is the primary factor behind the decrease in impaired loan balances from $11.8 million at September 30, 2016 to $8.7 million September 30, 2017.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	September 30, 2017	December 31, 2016

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$1,752	$233
Troubled Debt Restructurings[2]	--	6,544
Other Impaired Loans	5,126	453
Total Collateral Dependent Loans	6,878	7,230

Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Troubled Debt Restructurings	1,484	1,648
Total Non-Collateral Dependent Loans	1,484	1,648

Loans 90 Days past due and still accruing	--	--

Total Non-Performing Loans	8,362	8,878
Foreclosed Assets[3]	--	--
Total Non-performing Assets	$8,362	$8,878

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal
[2] Includes $1.1 million of restructured loans that were over 90 days delinquent as of December 31, 2016.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At September 30, 2017 and December 31, 2016, we had nine restructured loans that were on non-accrual status.  Three of these loans were over 90 days delinquent at September 30, 2017.  In addition, we had one collateral dependent loan that has not been restructured that is also on non-accrual status.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.   The Company’s allowance for loan losses was $2.01 million  as of September  30, 2017 and $1.87 million as of  December 31, 2016.  This represented 1.31% of our gross loans receivable at  September 30, 2017 and 1.27% as of December 31, 2016.

	Allowance for Loan Losses
	as of and for the

	Nine months ended		Year ended
	September 30		December 31,
	2017	2016	2016
Balances:	($ in thousands)
Average total loans outstanding during period	$146,629	$138,186	$140,379
Total loans outstanding at end of the period	$153,801	$142,964	$147,982
Allowance for loan losses:
Balance at the beginning of period	$1,875	$1,785	$1,785
Provision charged to expense	180	45	113
Charge-offs
Wholly-Owned First	40	20	20
Wholly-Owned Junior	--	--	--

Participation First	--	--	--
Participation Junior	--	--	--
Total	40	20	20
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	2	(2)
Participation Junior	--	--	--
Total	--	2	(2)
Net loan charge-offs	40	18	18
Accretion of allowance related to restructured loans	--	5	5

Balance	$2,015	$1,807	$1,875

Ratios:
Net loan charge-offs to average total loans	0.03%	0.01%	0.01%
Provision for loan losses to average total loans[1]	0.12%	0.03%	0.08%
Allowance for loan losses to total loans at the end of the period	1.31%	1.26%	1.27%
Allowance for loan losses to non-performing loans	24.10%	15.85%	21.12%
Net loan charge-offs to allowance for loan losses at the end of the period	1.99%	1.00%	0.96%
Net loan charge-offs to Provision for loan losses[1]	22.22%	40.00%	15.93%

Investments.  At September 30, 2017, we had one investment in a joint venture formed in January 2016 in which our initial investment was $900 thousand. The purpose of the joint venture is to develop and sell property acquired by us as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.  Our net investment value after accounting for our portion of the net losses of the venture was $897 thousand at September 30, 2017.

NCUA Borrowings.  At September 30, 2017, we had $82.7 million in borrowings from financial institutions.  This represents a decrease of $3.6 million from December 31, 2016.  This decrease is the result of regular monthly payments made on both the MU Credit Facility and the Wescorp Credit Facility Extension.

Notes Payable.  Our investor notes payable consist of debt securities sold under a registered national offering as well as notes sold in private placements.  These investor notes had a balance of $67.0 million at September 30, 2017, which was an increase of $6.6 million from December 31, 2016.  Over the last several years, we have expanded our investor note sale program by building relationships with other financial institutions whereby we can offer our various note products to their clients.  In 2015, we reached networking agreements with both ECCU and ACCU to provide investment advisory services and sell our debt securities to investors they refer to us.  We have also developed relationships with other institutions that have enabled us to sell investor notes in larger amounts.  At the same time, we have continued to build our individual customer base through MP Securities and its staff of sales personnel. Our investor notes payable are presented net of of debt issuance costs, which have decreased from $78 thousand at December 31, 2016 to $57 thousand at September 30, 2017.

Other liabilities.  Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees.  Our other liabilities decreased by $119 thousand at September 30, 2017, as compared to December 31, 2016, mainly due to less accruals for 2017 employee bonuses, preferred dividends payable to our equity owners, compensation being accrued for our Board of Managers and accrued concessions earned by MP Securities.  Borrower deposits increased $778 thousand for the period ended September 30, 2017, as compared to December 31, 2016, primarily due to funds held for the benefit of one of our ministry borrowers.  In September, 2017, we closed a $6.6 million loan with a ministry borrower which was conditioned upon the borrower meeting a minimum liquidity covenant.  Because the borrower experienced a temporary delay in opening a deposit account with a local credit union prior to the Company’s funding of the $6.6 million loan, the deposit was placed with the Company.  The funds were subsequently disbursed to the borrower’s credit union of record for the Company’s mortgage loan.  As a result, the borrower deposit for this loan is no longer a liability of the Company.

Members’ Equity.  Total members’ equity was $9.4 million at September 30, 2017, which represents an increase of $628 thousand from December 31, 2016.  We paid $246 thousand in dividends to the holders of our Series A Preferred Units, which require quarterly dividend payments.  We are also required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders. This payment is made in the first quarter of the following year when annual net income has been finalized.  We accrue the income distribution amount throughout the year based on our year-to-date net income.  We did not repurchase or sell any ownership units during the nine months ended September 30, 2017.

Liquidity and Capital Resources

September 30, 2017 vs. September 30, 2016

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. We follow a liquidity policy that has been approved by our Board of Managers.  The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum.  Our liquidity ratio was 11.59% at September 30, 2017, which is above the minimum set by our policy. Also as part of the policy, we review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1 Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, and we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

The sale of our debt securities is a significant component in financing our mortgage loan investments.  We have increased our marketing efforts related to the sale of Secured Notes and we believe that the sale of these notes will enable us to meet its liquidity needs for the near future.  We continue to sell debt securities filed under a Registration Statement with the SEC to register $85 million of Class 1 Notes that was deemed effective as of January 6, 2015. This Registration Statement expires on December 31, 2017 and we are in the process of preparing a new issue to continue selling public notes when the current Class 1 Notes registration expires.

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

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the nine months ended September 30, 2017, our investors renewed their debt securities investments at a 75% rate, which represented an increase from the 72% renewal rate over the nine months ended September 30, 2016.  We have stabilized our note renewal rate as MP Securities has adjusted its marketing efforts to the over-concentration of investment limitation restrictions placed on the sale of our investor notes.  New advisors MP Securities hired over the last several years has also enabled us to increase our client base, which has in turn increased our investor note sales.

The net decrease in cash during the nine months ended September 30, 2017 was $1.7 million, as compared to a net decrease of $605 thousand for the nine months ended September 30, 2016.  Net cash provided by operating activities totaled $1.0 million for the nine months ended September 30, 2017, as compared to net cash provided by operating activities of $52 thousand for the same period in 2016. This increase in cash provided by operating activities is attributable primarily to the timing of the release of borrower deposits and a large portion of income from the prior year that was attributable to gains on the sale of foreclosed assets.

Net cash used by investing activities totaled $5.4 million during the nine months ended September 30, 2017, as compared to $3.3 million used during the nine months ended September 30, 2016, a decrease in cash used of $2.1 million. The decrease in cash used is primarily due to not selling any foreclosed assets in 2017.  We anticipate using additional cash in investing activities throughout the remainder of 2017 to fund loan originations.

Net cash provided by financing activities totaled $2.6 million for the nine month period ended September 30, 2017, a decrease in cash provided of $55 thousand from $2.7 million provided by financing activities during the nine months ended September 30, 2016. This difference is primarily attributable to an increase in sales of our investor notes payable. We sold a net of $6.5 million in investor notes during the first three quarters of 2017 compared to net sales of $5.7 million in investor notes during the same period in 2016.

At September 30, 2017, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $8.5 million, a decrease of $1.7 million from $10.2 million at December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Senior Vice President  and Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2017.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Senior Vice President and Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

We made a change in controls over our loan servicing, boarding, and review processes during the first three months of 2017.  Management believes that this change is sufficient to ensure that all information regarding our loans is properly reviewed and entered into our systems.  No other changes in internal controls were made during the nine months ended September 30, 2017.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of September 30, 2017, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows other than those discussed in Part I. Item 2. “Potential Recoveries of Reserves Established for Loan Losses.”

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

101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Income for the nine month periods ended September 30, 2017 and 2016; (ii) Consolidated Balance Sheets as of September 30, 2017 and  December 31, 2016; (iii) Consolidated  Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (iv) Notes to Consolidated Financial Statements.

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

Dated: November 14, 2017

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer