Form 10-K
period 2017-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2018-03-29
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revise accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

As of May 4, 2017 (the last date any sale or exchange was made of our Class A Common Units), the aggregate market value of the registrant’s Class A Common Units held by non‑affiliates was estimated to have no value while the Series A Preferred Units was estimated at $66.67 per share or $4,968,133.   The registrant has sold no Class A Common Units within the past sixty days and there is no public market value for the registrant’s Class A Common Units.  The number of Class A Common Units outstanding, as of December 31, 2017, was 146,522.

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

Our Company

We are a privately owned California limited liability company with 12 equity owners, 11 of whom are federal or state chartered credit unions and one of whom is the Asset Management Assistance Center of the National Credit Union Administration (“we”, “us”, “our” or the “Company”). We exist to help make evangelical ministries more effective by providing ministries with Biblically-based, value-driven financial services and by providing funding services to the credit unions who serve those ministries. We do this by investing in mortgage loans made to churches and ministries. These loans are typically originated by us and secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church-related organizations such as Christian schools and ministries.  Substantially all of our business operations currently are conducted in California and, while we have more loan investments in California than in any other state, we own loan interests in 30 different states.

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

To finance our mortgage loan investments, we obtain funds from the sale of our debt securities. We also obtain funds from lines of credit provided by various financial institutions and by selling participation interests in our mortgage loan investments to generate additional funds. We market our debt securities primarily to investors who are in or associated with the Christian community, including individuals, ministries and other organizations and associations.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MP Securities has been formed to provide financing solutions for churches, charitable institutions and faith-based organizations.  On March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved and MP Securities began acting as a selling agent for the Company’s publicly offered investment notes under a registration statement declared effective by the U.S. Securities and Exchange Commission (“SEC”).  MP Securities has also acted as a selling agent for the Companies subsequently offered public and private placement notes.  In November 2012, MP Securities also began selling investments in mutual funds.

On July 11, 2013, MP Securities executed a new membership agreement with FINRA which authorized it to act on a fully disclosed basis with a clearing firm to expand its brokerage activities. In addition, on July 11, 2013, the State of California granted its approval for MP

Securities to provide registered investment advisory services. On September 26, 2013, MP Securities entered into a clearing firm agreement with Royal Bank of Canada Dain Rauscher (RBC Dain), thereby enabling MP Securities to open brokerage accounts for its customers. Finally, on March 14, 2013, the Company received a resident license from the California Department of Insurance to act as an Insurance Producer under the name Ministry Partners Insurance Agency, LLC (MPIA).   MPIA has reached agreements with multiple insurance companies to offer life and disability insurance products, as well as fixed and variable annuities.  MP Securities can now offers a broad scope of investment services that will enable it to better serve the Company’s clients and customers.

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

As a financial services company that has specialized in assisting Christian ministries, churches and religious organizations since we commenced operations in 1991, we believe that the lack of predictable financing sources for evangelical Christian churches and organizations presents us with a significant opportunity.  As a result of improved market conditions, we believe that the secondary market for church and ministry loans, including the sale of loan participation interests in mortgage loan investments we underwrite and originate, presents us with significant business opportunities.

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

As we have undergone a transition from relying primarily on financing from credit institutions to fund our mortgage loans, we have diversified our financing sources. In recent years we have relied on sales of our debt securities to new investors, the purchase of our debt securities by repeat investors and sales of participation interests in our mortgage loans to fund a substantial portion of our loan investments.  Our ability to originate and fund new loans is dependent on the sale of our investor notes to institutional and high net-worth investors, expanded efforts to generate capital and leverage our mortgage loan investments through the sale of loan participation interests to other financial institutions, expanding the sale of our debt securities through the efforts of our wholly-owned broker-dealer firm, MP Securities, and increasing the amount of other income generated by both MP Securities and by our loan servicing department.

Our net earnings are generated from:

•	interest income earned on our mortgage loan investments;

•	fee income generated from originating and servicing mortgage loans;

•	fee and concession income generated from the sale of securities, insurance, and investment products distributed by our wholly-owned broker-dealer and investment advisory firm;

•	gains realized on the sale of loans and loan participation interests to financial institutions;

•	fee income from services provided to credit unions; and

•	successful efforts to maximize loan recoveries on delinquent loans in our loan portfolio.

During 2017, we (i) funded $29.9 million in loans; (ii) earned $75 thousand in other income related to agreements reached with ECCU and America’s Christian Credit Union (“ACCU”) to provide lending and loan servicing capabilities; (iii) utilized the networking agreements with ECCU and ACCU to continue to grow our client base, which resulted in an increase in investor notes payable of $8.5 million and increased fee revenue earned by our wholly-owned, broker-dealer subsidiary, MP Securities by 24%; and (iv) improved the efficiency of managerial and staffing resources and our technological capabilities to create efficiency for our lending and servicing operations and expanded the services we offer to credit unions to generate non-interest related fee income.

Our net income of $937 thousand for 2017 primarily resulted from an increase in interest income related to our lending activities, and an increase in other income generated by the loan-related services we provide and the success of our broker-dealer/investment advisory firm in offering non-proprietary products and services to its clients.  To finance our mortgage loan investments, the Company increased its investor note sales by building relationships through MP Securities with our equity owner credit unions to offer investment products and services to their members.  We also used loan participation sales throughout the year to fund loan originations, address liquidity needs and generate other income.  Our broker-dealer revenue increased through the sale of investment and insurance products as well as the fees earned for providing investment advisory services to our clients.  All of these revenue improvements were earned while keeping our 2017 office operations expenses just below the same level as in 2016 and without incurring significant provisions for loan losses from our expanding loan portfolio.

Lending Activities

Loan Origination, Acquisition and Underwriting

Over the last several years, we have improved our operational systems and underwriting resources which has enabled us to expand our ability to originate, underwrite and service our mortgage loan investments.  From time to time, we also purchase mortgage loans and loan participation interests from other financial institutions.  When we acquire a mortgage loan or loan participation interest, we apply our internally developed underwriting criteria and loan acquisition policies and review the underwriting procedures carried out by the financial institution that is selling the loan or participation interest.  When we originate a loan, we rely entirely on our own underwriting capabilities and standards.  Typically, we receive an origination fee and loan processing fee at the inception of each loan.  As a result of our increased focus on originating loans, we funded $29.9 million in loans during the year ended December 31, 2017, $42.7 million in mortgage loans for the year ended December 31, 2016, and $26.7 million for the year ended December 31, 2015.  The Company has the capacity, capability and underwriting experience to originate substantially all of its mortgage loan investments.

Servicing

Our core processing system along with our credit administration personnel give us the capability to service loans for ourselves and other institutions.  As of December 31, 2017, we were servicing 157 loans out of a total of 166 loans, totaling $181.9 million in gross loan principal balance outstanding.

Our servicing capability also represents the operational foundation of our loan participation strategy, which will enable us to produce recurring servicing revenue from loan participations sold. We sold participations in seven loans during the year ended December 31, 2017, which resulted in $136 thousand in gains on loan sales as well as an increase of $187 thousand,  which included net servicing assets of $12 thousand.  During 2016, we sold participations in 22 loans, which resulted in $135 thousand in gains on loan sales.  Our technology platform enables us to process, record, transmit and account for all financial and operational data for the benefit of other credit unions, finance lenders, churches, financial institutions and investors. With these capabilities, we believe we will be able to continue to expand our portfolio of loans serviced.

In the past, we have purchased loans from other credit unions, primarily ECCU.  Based upon ECCU’s experience in underwriting and servicing church and ministry related mortgage loans, we have entered into a servicing agreement with ECCU for some of our mortgage loan investments.  As of December 31, 2017, ECCU was servicing seven loans for us, totaling approximately $9.2 million in loan principal outstanding.  As of December 31, 2017, we also own approximately $1.7 million in mortgage loan investments which are being serviced by ACCU, a Glendora, California based credit union.

Types of Loans

We invest primarily in mortgage loans secured by liens on churches, church-related and/or ministry related properties.  Generally, our loans are secured by first mortgage liens, but we may invest in loans secured by second liens or which are guaranteed junior secured obligations, or in unsecured loans, if such loans meet our loan criteria.

Permanent Loans

We acquire or originate mortgage loans that may have an adjustable interest rate or fixed rate.  The term for a mortgage loan may not exceed 30 years and the maximum loan to value ratio may not exceed 80% without approval from our Board of Managers.  According to our loan policy, the maximum weighted average combined loan to value ratio for all loans in our portfolio secured by real property is 80% at the time of loan funding.  Subsequent to the funding of a loan, the loan to value ratio may increase beyond 80% as the real estate market fluctuates and we receive new valuations of the loan’s collateral. Management monitors the loan to value ratios of loans in our portfolio. Our standard loan investments have ten year maturities with a rate adjustment after five years.

Construction Loans

Construction loans may be made to finance the construction or restoration of facilities for schools, worship facilities or ministry related purposes. These loans normally will have a final maturity that will not exceed five years, with a construction draw period that will not exceed 12 months. In most instances, construction loans are interest-only on the outstanding balance drawn for construction. Under our Church and Ministry Loan Policy, the maximum loan to value ratio for a construction loan is 75%. As of December 31, 2017, we had $3.55 million in construction loans outstanding and $1.04 million in unfunded construction loan commitments.

Participation Interests Purchased

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

Due to our ability to originate and service our own loans, our investment in loan participations has been significantly reduced. As of December 31, 2017, approximately $10.9 million, or 5.7% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions, including ECCU and ACCU. For the year ended December 31, 2016, approximately $10.8 million, or 7.3% of our total loan portfolio, consisted of loan participations we purchased from other financial institutions.

Line of Credit

We may make line of credit arrangements available to borrowers to meet their temporary working capital needs.  The term of such arrangements typically will not exceed one year and will provide for minimum interest payments during the term of the loan.  As of December 31, 2017 and 2016, we had $157 thousand and $75 thousand, respectively, in unfunded line of credit commitments.

Letters of Credit

Under our Church and Ministry Loan Policy, we are authorized to issue letters of credit granting the person named in the letter the right to demand payment from us for up to a specified amount provided the conditions set out in the letter are met. We require that a letter of credit be fully secured by funds on deposit or restricted funds on a line of credit with a draw period on the line of credit that meets or exceeds the draw period on the letter of credit. As of December 31, 2017, we had $384 thousand in outstanding letter of credit commitments.

Our Loan Policies

Our managers establish our loan policies and review them periodically and, from time to time, have authorized designated loan officers and our President to make loans within certain limits established by our managers.  Our managers adopted a Church and Ministry Loan Policy to support our expanded levels of acquisition and origination of loans and also appointed a Credit Review Committee to review and carry out our loan policy.  The Credit Review Committee may approve loans up to 25% of our tangible net worth or 5% of our aggregate loan portfolio, whichever is less.  For loans exceeding the threshold, our managers have established a Board Credit Committee that reviews loan requests which exceed certain prescribed limits under our loan policies.   Upon approval, we issue a written loan commitment to the applicant that specifies the material terms of the loan.  For any loan participation interest we acquire, with one borrower of a group of financially related borrowers, the aggregate amount of such interest may not exceed 15% of our tangible net worth.  Under the Company’s Church and Ministry Loan Policy, “tangible net worth” is defined as shareholder equity plus available operating lines of credit, calculated at the end of each month.

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

•	Term of Loan. The remaining term of each mortgage loan must be thirty (30) years or less from the date we acquire or originate the loan.

•	Priority of Secured Interest. The mortgage loan must be evidenced by a written obligation and must be secured by a deed of trust or mortgage on the mortgaged property.

•

Funding Escrow. Mortgage loans must be funded through a formal escrow in a customary manner in order to assure that we receive good title to our security interest in the loan at the time the loan is funded.

•

Value of Security. Each mortgage loan must be secured by real property for which there is available for review a recent independent appraisal or other independent valuation which supports the value of the property.   If the mortgage loan is $500,000 or less and the loan to value ratio is 50% or less; or the loan amount is less than $250,000, valuation may be established by alternate methods other than an appraisal.

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

•

Lines of Credit and Letters of Credit. Our typical mortgage loan investment is a conventional real estate loan. However, from time to time we may make a loan commitment or loan funds pursuant to a line of credit or a letter of credit. These commitments and loans are typically secured by real property or funds pledged by the borrower.  We require that our Credit Review Committee approve the transaction.

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

•

Loan Limits.  The aggregate total of all construction loans or loans secured by junior liens on real property may not exceed 200% of our tangible net worth.  The maximum aggregate amount of any loan or loans made to one borrower (or to related entities) may not exceed 25% of our tangible net worth.  The maximum aggregate total of all unsecured loans, including unfunded commitments, is 100% of the Company’s tangible net worth.  The maximum aggregate amount of unsecured loans made to any one borrower (or group of financially related borrowers) may not exceed 10% of our tangible net worth at the time the loan is funded or acquired.  For any loan that exceeds 25% of our tangible net worth or 5% of our loan portfolio, whichever is less, the loan must be approved by our Board Credit Committee prior to funding.

Subject to the foregoing discussion, the following tables demonstrate and confirm our compliance with these loan limit policies:

AGGREGATE CONCENTRATION LIMITS
(dollars in thousands)
	Policy	Year Ended			Year Ended
	Limit	December 31, 2017			December 31, 2016

	% of Tangible Net Worth (TNW)	Number of Loans	Unpaid Balance	% of TNW	Number of Loans	Unpaid Balance	% of TNW
Construction Loans	200%	4	$4,594	48.7%	7	$11,755	133.5%
Junior Liens	200%	5	4,409	46.8%	10	5,805	65.9%
Unsecured Loans	100%	5	1,537	16.3%	4	1,239	14.1%
*includes recorded balance and unfunded commitments

SINGLE BORROWER CONCENTRATION LIMITS
(dollars in thousands)
	Policy	Year Ended			Year Ended
	Limit	December 31, 2017			December 31, 2016

	% of Tangible Net Worth (TNW)	Number of Loans Over Limit	Unpaid Balance	% of TNW	Number of Loans Over Limit	Unpaid Balance	% of TNW
Unsecured Loans to One Borrower	10%	1	$1,350	14.3%	1	$1,110	12.6%
Loans to One Borrower	25%	14	55,028	583.6%	19	62,045	704.5%
*includes recorded balance and unfunded commitments

LARGEST SINGLE BORROWER EXPOSURES
(dollars in thousands)
	Policy	Year Ended		Year Ended
	Limit	December 31, 2017		December 31, 2016

	% of Tangible Net Worth (TNW)	Aggregate Unpaid Balance	% of TNW	Aggregate Unpaid Balance	% of TNW
Largest Real Estate Secured Loan	25%	$6,638	70.4%	$6,008	63.5%
Largest Unsecured Loan	10%	1,350	14.3%	1,110	11.7%
Largest Single Borrower	25%	11,786	125.0%	6,008	63.5%
*includes recorded balance and unfunded commitments

As of December 31, 2017 and December 31, 2016, respectively, we were in compliance with our policy on aggregate concentration limits for construction loans, junior liens and total unsecured loans. Our portfolio included 14 loans and 19 loans at December 31, 2017 and 2016, respectively, which exceeded our policy limits for loans made to one borrower.  All of the aforementioned loans exceeding policy limits were originated or purchased in compliance with our policy, which allows our Board of Managers or the Board Credit Committee to approve certain exceptions.

Of the 14 loans that exceeded our policy limits on loans made to a single borrower at December 31, 2017, 11 were approved as exceptions by our Board of Managers or our Board Credit Committee.  The remaining 3 loans migrated out of compliance solely due to a decline in our tangible net worth since the loans were purchased or originated, which is primarily due to increased provisions for loan losses and losses taken on our foreclosed assets in prior years.  At December 31, 2017, we had one unsecured loan that exceeded our policy limit.

We believe the risk presented by the loans that have migrated out of compliance with our policy on limiting loans to a single borrower which exceed 25% of our tangible net worth will be mitigated by focusing on efforts to successfully manage the impaired loans in our portfolio, generate consistent earnings and originate profitable loans.  Our lending team has placed an increased focus on originating small loans in addition to large loans, and plans to continue to originate a mix of loan sizes.  The average outstanding balance of loans receivable in our portfolio has decreased from $1.1 million at December 31, 2016 to $920 thousand at December 31, 2017.  We have also used loan participation sales to reduce the risk of originating relatively large loans and have sought to include credit unions located in the borrower’s local community to serve as the credit union of record when that credit union holds at least a 10% interest in the loan.

All loan applicants must complete an application and provide suitable documentation demonstrating an ability to repay the loan and submit this application to our offices in Brea, California.  For new loans, we or our designated representative will conduct a site visit to inspect the collateral and conduct our due diligence review of the applicant.  Each loan must meet our Church Ministry and Loan Policy guidelines.

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

Our Loan Investment Portfolio

We invest primarily in first trust deed mortgage loans secured by liens on churches, church-related and/or ministry-related properties. Generally, our mortgage loans are secured by first liens, but under limited circumstances, we may invest in loans secured by junior liens. The payment of our mortgage loan investments is not insured and, in general, is not guaranteed by any person or by any government agency or instrumentality. We must, therefore, look to foreclosure on the property securing the loan as the primary source of recovery in the event the loan is not repaid as required. Some of our mortgage loan investments are partial participation ownership in a mortgage loan, whereby we own an undivided interest in the loan investments with other institutions. Generally, the percentage of our ownership interest in our mortgage loans has ranged from 1% to 100%. Joint ownership allows us to participate in larger loans and in a greater number of loans than we would otherwise be able to afford, and therefore allows us to achieve greater diversification for our mortgage loan investment portfolio.

Our cash and loan investments as of December 31, 2017 and 2016 are set forth below:

	December 31,
	(dollars in thousands)
	2017	2016
Assets:
Cash	$9,907	$9,683
Loans receivable, net of allowance for loan losses of $2,097 and $1,875 as of December 31, 2017 and 2016, respectively	148,835	144,264
Accrued interest receivable	742	657

Set forth below are the amounts we invested in each loan category for the years ended December 31, 2017 and 2016, respectively:

	Year Ended December 31, (dollars in thousands)
	2017		2016
Loans to evangelical churches and related organizations	Amount	% of Portfolio	Amount	% of Portfolio
Real estate secured	$147,661	96.7%	$134,988	91.2%
Construction	3,553	2.3%	11,755	7.9%
Unsecured	1,500	1.0%	1,239	0.9%

Total	$152,714	100.0%	$147,982	100.0%

At December 31, 2017, we had no loans that are considered individually material (10% of net assets or greater) to our financial operations.

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

Please see the discussion under Item 7. “Management Discussion and Analysis of Financial Condition −  Results of Operations” for information regarding our historical interest costs, interest income and yields realized on our mortgage loan investments for the years ended December 31, 2017 and 2016.

Loan Maturities

The following table sets forth the future maturities of our gross mortgage loan portfolio at December 31, 2017:

	Dollar Amount of Mortgage Loans
	Maturing During Year (in thousands)
Mortgage Loan Portfolio at:	2018	2019	2020	2021	2022	After 2022	Total
December 31, 2017	$32,212	15,635	11,740	12,519	16,875	63,733	$152,714

Included in the table above are 126 adjustable rate loans totaling $117.3 million, or 76% of the total balance.  Adjustable rate loans reduce the interest rate risk compared to fixed rate loans with similar cash flow characteristics.

Diversification of our Loan Portfolio

The following table sets forth, as of December 31, 2017 and 2016, each state in which: (i) the unpaid balance of our mortgage loans was 10% or more of the total unpaid balance of our loan portfolio; and (ii) the number of our loans was 10% or more of our total loans:

	California
	(dollars in thousands)
	2017	2016

Unpaid Balance of Loans	$25,658	$29,124
Percent of Total Loans	16.80%	19.68%

Number of Loans	40	40
Percent of Total Loans	24.10%	24.84%

	Maryland
	(dollars in thousands)
	2017	2016

Unpaid Balance of Loans	$30,695	$23,140
Percent of Total Loans	20.10%	15.64%

Number of Loans	13	11
Percent of Total Loans	7.83%	6.83%
*includes recorded balance and unfunded commitments

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

Sale of Loan Participation Interests

From time to time, we enter into loan participation purchase and sale agreements and we believe there is a robust demand for church and ministry loans in the credit union industry.  When we sell a participation interest, a certificate is delivered and agreed upon which identifies the name of the borrower, the principal amount due under the loan, purchase price, interest rate, maturity date and participation percentage acquired under the loan.  When we sell a loan participation interest, we enter into a loan participation interest purchase agreement which includes standard representations and warranties that are typical for a transaction of this nature.  In addition, we are obligated to alert purchasers of such interests of certain material events which might affect the financial condition of the borrower and collectability of the loan.

During 2017 and during 2016, we entered into loan participation agreements to sell $9.7 and $14.3 million of loan participations to several credit unions, financial institutions and religious foundations.

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

As of December 31, 2017, seven of our 166 mortgage loan investments are serviced by ECCU and subject to ECCU’s collection policies.  Under the terms of our servicing agreement with ECCU, we monitor each mortgage loan or participation interest we acquire to ensure full payments are received as scheduled.  We also receive monthly reports from ECCU regarding our mortgage loan investments, including delinquent loan status reports.  For the loans that we service, we monitor payment receipts, ongoing loan covenants, and delinquencies.  We produce status reports on these loans similar to those which we receive from ECCU.  These status reports are included in monthly and quarterly reports management prepares for our Board of Managers.

Impaired Loans

An impaired loan is defined as a loan on which, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impaired loans include delinquent loans, most loans on non-accrual status and all restructured loans, regardless of the loans’ interest accrual status. As of December 31, 2017, one non-accrual loan was deemed to not be classified as impaired as of December 31, 2017 as it was made current the same month it went non-accrual.  However, management elected to leave it non-accrual until multiple payments were made.  While this loan is not impaired it is considered non-performing.

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

We "charge off" or "write off" a loan against our allowance or reserve for loan losses when we believe the uncollectability of the loan balance is confirmed. In most cases, this directly correlates to the completion of foreclosure proceedings on the collateral.  For the year ended December 31, 2017 and December 31, 2016, we recorded $40 thousand and $20 thousand, respectively, in partial charge-offs against one impaired loan when we wrote down the principal balance of that loan as part of an agreement with the borrower.

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

We report a mortgage loan as delinquent if it is 90 days or more in arrears. At December 31, 2017, 1.0% of our portfolio was delinquent.  At December 31, 2016, 0.90% of our loan portfolio was delinquent.  We have adopted a proactive approach in responding to delinquencies in our loan portfolio. For loans which we act as the lead lender, we make direct contact with the borrower within ten (10) days of an initial late payment. If the situation progresses to 30 days or more, we follow up with an onsite visit to discuss the borrower’s circumstances and how the borrower can bring the loan current.

In the event that an acceptable workout of a delinquent mortgage cannot be reached, we, or ECCU for any loans it services for us, will generally proceed with a foreclosure proceeding on any collateral securing the loan.  At December 31, 2017, we did not have any loan investments in which we or the lead lender in the loan was pursuing foreclosure.  Since inception, we have had eight mortgage loan investment losses that resulted in charge-offs, one of which occurred during the year ended December 31, 2016.  The same loan also had a charge off in 2017.

Non-performing Loans

The table below sets forth the amounts and categories of non-performing loans in our portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful or other factors involving the loan or the borrower’s financial condition warrant placing the loan on non‑accrual status.  Non-accrual loans represent loans on which interest accruals have been discontinued.  As shown in the table below, our non-performing loans included one non-accrual loan with a recorded balance of $322 thousand that is not considered impaired.  Troubled debt restructuring arrangements (or “TDRs”) are loans which include renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans.  Such modifications may include a lower interest rate, an extension of the maturity date or reduction in accrued interest.  All TDRs (restructured loans) are initially placed on non-accrual status regardless of whether the loan was performing at the time it was restructured. During the past two years, there have been no material changes in our practices or policies governing how we handle a non-performing loan.

The following is a summary of our non-performing mortgage loans at December 31, 2017, and 2016, respectively (dollars in thousands):

	2017	2016

Restructured loans on non-accrual status	7,546	8,192
Other impaired loans on non-accrual status	$495	$686
Loans not impaired on non-accrual status	322	--
Total non-accrual loans	8,363	8,878
Impaired loans on accrual status	1,214	--
Total non-performing loans on accrual status	1,214	--
Total non-performing loans	$9,577	$8,878

Non-performing loans as a percentage of total loans	6.3%	6.0%

The Company had eleven and ten nonaccrual loans as of December 31, 2017 and 2016, respectively.  For the years ended December 31, 2017 and 2016, $558 thousand and  $468 thousand, respectively, of gross interest income would have been recorded had the non-accrual loans been current in accordance with their original terms.  Interest in the amount of $5 thousand was included in income for the year ended December 31, 2016 on non-accrual loans through the accretion of loan discount related to the net present value of cash flows.  No interest was recorded on non-accrual loans through the accretion of loan discount related to the net present value of cash flows for the year ended December 31, 2017.  We monitor our non‑performing loans on an ongoing basis as part of our loan review and work‑out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral for collateral-dependent loans, or the present value of projected future cash flows.  As of December 31, 2017 and 2016, the Company did not have any loans past due 90 days and still accruing.  For the year ended December 31, 2017, the performance of the mortgage loans we hold has substantially improved.

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

The following table shows the number and balance of restructured loans in our mortgage loan portfolio, as well as the percentage of our total portfolio those loans represented and the amount of allowance for loan losses associated with restructured loans at December 31, 2017 and 2016 (dollars in thousands):

	2017	2016

Number of restructured loans	8	8
Balance of restructured loans	$7,546	$8,192
Percentage of loan portfolio	4.94%	5.54%
Allowance for loan losses associated with restructured loans	$1,184	$1,039
Discounts associated with restructured loans	$773	$756

In the current economic market, loan restructures often produce a better outcome for our loan portfolio than a foreclosure action. Given our specialized knowledge and experience working with churches and ministries, entering into a loan modification often enables the borrower to keep their ministries intact and avoid foreclosure.  With a successful loan restructure, we minimize a loan charge-off and protect the interests of our investors and borrowers we serve.

The number of restructured loans as a percentage of our total loan portfolio, while higher than historical levels we incurred prior to the 2008 global economic crisis, are within manageable limits, and the delinquency rates on our mortgage portfolio has stabilized. We believe we have established adequate levels of reserves for any foreseeable losses, and we continue to evaluate the adequacy of such reserves in the light of current economic and operational conditions.

Investment in Joint Venture

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

Our initial investment in the joint venture was $900 thousand, and due to operating costs of the joint venture, our investment is now valued at $896 thousand.  After performing an evaluation of the venture, we have concluded that it is not impaired.

Foreclosed Asset Transactions

As of December 31, 2017, we do not own any foreclosed assets.

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

At December 31, 2017, and December 31, 2016, our allowance for loan losses was $2.1 million, and $1.9 million, respectively, or 1.37% and 1.27%, of our total loan portfolio for the periods.  The increase in our allowance for loan losses is due to several factors.  First, we increased the specific allowance related to other impaired loans by $229 thousand due to management’s estimates of a decrease in collateral values of two of our collateral dependent loans.  We also increased the general allowance by $34 thousand due to the increase in our aggregate loan investments.  These increases were offset by a $41 thousand decrease in the allowance based upon the net present value differences of one of our restructured loans.

Assessing the adequacy of our allowance for loan losses is inherently subjective as it requires us to make material estimates, including the amount and timing of future cash flows we expect to receive on impaired loans that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects all known and inherent credit losses in our mortgage loan portfolio as of December 31, 2017.

The following represents a breakdown of the components of our allowance for loan loss at December 31, 2017, and 2016 (in thousands):

	2017	2016

Specific allowance related to collateral dependent loans	$930	$701
Allowance based on net present value differences of restructured loans	330	371
General allowance	837	803
Total allowance	$2,097	$1,875

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

Our loan portfolio consists of one segment, church loans, and is segregated into the following classes:

Wholly-Owned First Collateral Position. This portfolio class consists of wholly-owned loans and the retained portion of loans originated by the Company and sold for which the Company possesses a senior lien on the collateral underlying the loan.

Wholly-Owned Junior Collateral Position. This portfolio class consists of the wholly-owned loans and the retained portion of loans originated by the Company and sold for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  This class also contains any loans that are not secured.  These loans present higher credit risk than loans for which the Company possesses a senior lien due to the increased risk of loss should the loan default.

Participations First Collateral Position. This portfolio class consists of the participated loans purchased from another financial entity for which the Company possesses a senior lien on the collateral underlying the loan. Loan participations purchased present higher credit risk than wholly owned loans because the Company does not maintain full control over the disposition and direction of actions regarding the management and collection of the loans.  The lead lender directs most servicing and collection activities, and major actions must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with those of the Company.

Participations Junior Collateral Position. This portfolio class consists of the participated loans purchased from another financial entity for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  Loan participations in the junior collateral position loans have higher credit risk than wholly owned loans and participated loans purchased where the Company possesses a senior lien on the collateral.  The increased risk is the result of the factors presented above relating to both junior lien positions and participations.

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

Employees

Effective as of June 1, 2017, we entered into a staffing agreement with Total HR, which provides us with payroll and staffing services.  As of December 31, 2017, we had 19 full or part-time employees.  None of our employees are covered by a collective bargaining agreement, and we believe that we have an excellent relationship with our employees.

Regulation

General

We are organized as a credit union service organization and, as a result, are subject to the regulations promulgated by the National Credit Union Administration (“NCUA”) that apply to CUSOs.  As a CUSO, we primarily serve the interests of our credit union equity holders and members of such credit unions.  We are also subject to various laws and regulations which govern: (i) credit granting activities; (ii) establishment of maximum interest rates; (iii) disclosures to borrowers and investors in our equity securities; (iv) secured transactions; (v) foreclosure, judicial sale and creditor remedies that are available to a secured lender; and (vi) the licensure requirements of mortgage lenders, finance lenders, securities brokers and financial advisers.

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

Tax Status

Effective with our conversion from a corporate form of organization to a limited liability company organized under the laws of the State of California on December 31, 2008, we have chosen to be treated as a partnership rather than a corporation for U.S. tax law purposes.  As a result, profits and losses flow directly to our equity owners under the provisions of our governing documents.  If we fail to qualify as a partnership in any taxable year, we will be subject to federal income tax on our net taxable income at regular corporate tax rates.  As a limited liability company organized under California law, we are also subject to an annual franchise fee plus a gross receipts tax on our gross revenues from our California based activities if our gross revenues are in excess of $250 thousand per year.

Regulation of Mortgage Lenders

We conduct loan originating activities for churches and related ministry projects.  Many states regulate the investment in or origination of mortgage loans.  Under the California Finance Lender’s Law, no lender may engage in the business of providing services as a “finance lender” or “broker” without obtaining a license from the DBO, unless otherwise exempt under the law.

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

As we expand our loan originations outside of the State of California, we will need to comply with laws and regulations of those states.  The statutes which govern mortgage lending and origination activities vary from state to state.  Because these laws are constantly changing, due in part, to the challenge facing the real estate industry and financial institutions from lending activities, it is difficult to comprehensively identify, accurately interpret and effectively train our staff with respect to all of these laws and regulations.  We intend to comply with all applicable laws and regulations wherever we do business and will undertake a best efforts program to do so, including the engagement of professional consultants, legal counsel, and other experts as deemed necessary by our management.

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

Regulation of Financial Services

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was enacted on July 21, 2010.  The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions and created a new Consumer Financial Protection Bureau and Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.  We continue to monitor and evaluate the impact the Dodd-Frank Act could have on our business and we believe that many of the provisions of the Act and regulations adopted thereunder do not have a material impact on our business and operations.  Certain provisions that have not been implemented, however, could affect our business and include, but are not limited to (i) the implementation of more stringent fiduciary standards for broker dealers resulting from a rule proposed and temporarily suspended by the U.S. Department of Labor (“DOL”) and potential establishment of a new self-regulatory organization for investment advisors.

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

As a small broker dealer that does not hold customer funds or securities, MP Securities is subject to rules and regulations regarding net capital, sales practices, public and private securities offerings, capital adequacy, record keeping and reporting, conflicts of interest involving related parties, conduct of officers, directors and employees, qualification and licensing of supervisory and sales personnel, marketing practices, and supervisory and oversight of personnel to ensure compliance with securities laws.  MP Securities is also subject to the financial responsibility, net capital, customer protection, record-keeping and notification rule amendments adopted by the SEC on July 30, 2013.  Because MP Securities does not carry or hold customer funds or securities and relies upon a clearing firm to conduct these transactions, Rule 17a-5 requires that it file an exemption report as well as reports prepared by an independent public accountant confirming that it meets the exemption provisions.  As amended, the net capital rule requires that MP Securities take into account in its computation of regulatory net capital any liabilities the Company assumes as its parent entity.

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

On February 3, 2017, President Trump issued a Memorandum to DOL requesting that it analyze whether the fiduciary rule with an effective date of April 10, 2017 will adversely impact the ability of Americans to gain access to retirement information and financial advice and further requested that DOL prepare an updated economic and legal analysis of the impact of the rule.  On November 27, 2017, the DOL officially delayed the start of the aforementioned fiduciary rule by announcing an 18 month extension for the start of key provisions of the fiduciary rule, moving back the compliance date to July 1, 2019.  On March 15, 2018, the 5th U.S. Circuit Court of Appeals nullified the DOL’s fiduciary rule and upheld a sweeping challenge to DOL’s authority to enforce its fiduciary rule.  Other courts, however, have reached a different conclusion.  Individual states, in addition, may take a different approach and apply the fiduciary standard to transactions subject to that state’s regulatory authority.  The SEC has also announced that it is working on a proposed fiduciary rule that would govern the sale of securities products by brokers and investment advisers.  We are continuing to monitor developments with the DOL fiduciary rule and have adopted an assets under management fee compensation model that will be applied to sales of our debt securities made by MP Securities representatives.  We believe that implementing this change will (i) more closely align the compensation program used by MP Securities for its representatives with the interests of investors in our debt securities; and (ii) reduce the offering costs of our securities offerings, thereby increasing the net proceeds received by the Company from the sale of such securities to further the Company’s strategic objectives.

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

We have expanded our methods of raising capital, including seeking financing from institutional lenders, selling participations in our mortgage loan investments, and expanding the sales of our debt securities to institutional, corporate, and retail investors. For the year ended December 31, 2017, total assets increased to $161.0 million as compared to $156.6 million at December 31, 2016.  If our strategy to raise additional capital through the sale of investor notes and debt securities is not viable, we will need to find alternative sources of borrowing to finance our operations. To the extent we are unable to raise the capital we need to implement our strategic objectives, we may have to sell assets, deleverage our balance sheet, and reduce operational expenses, thereby reducing cash available to distribute to our equity and debt securities investors.

Our ability to raise capital and attract new investors in our debt securities depends on our ability to attract an effective sales force in our wholly-owned licensed broker-dealer firm.

Our wholly-owned subsidiary, MP Securities, a FINRA member broker-dealer in 2012, acts as a selling agent for our notes offerings, insurance products, and investment advisory services.   Our ability to attract new investors in our debt securities and increase the sale of our debt securities will depend, to a substantial degree, on our ability to assemble an effective advisory team and to strategically recruit, retain and compensate the required personnel to assist us in this effort. If we are unable to recruit, retain and successfully equip a qualified group of advisors at MP Securities, we may not be able to increase sales of the Company’s debt securities, strengthen our balance sheet and effectively utilize the investment in our core data processing and information systems we have implemented.

We depend on repeat purchases by a significant number of investors in our debt securities to finance our business.

A significant percentage of the investors who purchase our debt securities purchase new notes after we repay their notes. For the years 2008 – 2011, on average, 71% of the investors that purchased one of our publicly offered notes had previously purchased one of our debt securities. However, the average dropped to 40% during 2012 – 2013 as regulatory constraints were imposed on investments in our publicly offered debt securities due to suitability and concentration of investment restrictions that limit the amount of our debt securities that may be purchased by an investor. Since the restrictions were imposed, the Company has concentrated on serving clients that meet these suitability restrictions.  Consequently, the renewal rate has steadily increased averaging 57% for the years 2014 – 2017 with the rate climbing to 64% for the year 2017.  There is no assurance that historical patterns of repeat purchases made by investors will resume or that the recent improvement in our reinvestment rate will continue in the future. If the rate of repeat investments made by previous investors declines, our ability to maintain or grow our asset base could be impaired.

Some of our debt securities investors may be unable to purchase our Class 1A or other public offering notes due to FINRA’s investor suitability standards.

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

Our success is dependent, in part, upon our ability to effectively manage our balance sheet assets through the use of leverage. A significant amount of our assets are pledged as collateral for borrowings. Our Board of Managers has overall responsibility for our financing strategy. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns. To the extent that we fail to meet our debt service obligations, we risk the loss of some or all of our assets to satisfy these debt obligations. There can be no assurance that we will be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets, or a financial loss if we are required to liquidate assets at a commercially inopportune time. At December 31, 2017, we had $150.5 million of total debt obligations on our balance sheet. Of this amount, we owed $81.4 million under our institutional credit facilities and $69.0 million on our investor debt securities. Approximately 14% of our total debt obligations is payable in the years ending December 31, 2018, 2019 and 2020,  in each year.

We have had fluctuating earnings.

As a mortgage financing lender, our profitability may be adversely affected by increasing provisions for losses relating to our loan portfolio. The Company was profitable in seven out of ten years during the years 2008 - 2017 totaling $4.0 million in net income.  However, primarily due to increases in our allowance for loan losses and deleveraging of our balance sheet as a result of the post-recession economic landscape, the Company incurred net losses of $1.6 million, $1.0 million, and $1.9 million in calendar years 2010, 2011, and 2014, respectively, totaling $4.5 million.  While the Company has been steadily strengthening and diversifying its sources of revenue to mitigate the risks described above, we can give no assurances that we will be able to achieve and maintain consistent profits due to the uncertainties related to commercial real estate lending.

Our reserves for loan losses may prove inadequate, which could have a material adverse effect on us.

For the year ended December 31, 2017 and the year ended December 31, 2016, we recorded a provision for loan losses of $262 thousand and $113 thousand, respectively.  Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses.

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

At December 31, 2017 and December 31, 2016, our non-performing assets totaled $9.3 million and $8.9 million, respectively or 5.7% of our total assets, in each year.  Nonperforming assets adversely affect our net income in the following ways:

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

Our credit facilities are collateralized by a portion of our mortgage loans; therefore these pledged assets will be unavailable to meet our unsecured debt obligations.

Our NCUA credit facilities, the MU Credit Facility and the WesCorp Credit Facility Extension,  require that we secure the facilities with mortgage loans, maintaining a minimum collateralization ratio (“MCR”) of at least 120% for the two credit facilities in total. Loans that are pledged as collateral to the credit facilities will be unavailable for other cash flow purposes, including meeting our unsecured debt obligations.  If at any time, we fail to maintain the MCR requirements, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to meet the MCR requirements.  If the Company has exceeded the MCR, we may request and receive a release of collateral up to the dollar amount sufficient for the Company to maintain the MCR requirements. See Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report for further details.

As of December 31, 2017, $98.6 million of the $152.7 million of gross loans were pledged to the credit facilities, leaving $54.1 million not pledged to the NCUA credit facilities.  As of the date of this Report, we are in compliance with our MCR covenants as required by our credit facilities.

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

In recent years, we have relied upon short-term credit facilities to finance a substantial portion of our mortgage loan investments. When we acquire mortgage loans that have a maturity term that exceeds the term of our institutional credit facilities, we bear the risk of being unable to refinance, extend or replace our primary credit facilities or otherwise finance them on a long-term basis at attractive terms or in a timely manner, or at all. If it is not possible or economical for us to finance such investments on attractive terms, we may be unable to pay-down our credit facilities or be required to liquidate the assets at a loss in order to do so. Our reliance on financing provided by institutional credit facility lenders will require that we payoff our $63.4 million MU Credit Facility and $18.1 million WesCorp Credit Facility Extension on November 1, 2026. If we are unable to roll-over, extend, refinance or replace such credit facilities on attractive terms, we may have to rely upon less efficient forms of financing new investments, which will result in fewer loan acquisitions or originations of profitable mortgages and further deleveraging of our balance sheet and thereby reduce the amount of earnings available for distributions to our equity investors and funds available for operations and to meet our debt service obligations.

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

In recent years, the financial services industry, credit markets and financing sources for ministry loans were materially and adversely affected by reduced availability of liquidity. Reduced liquidity can particularly affect smaller lenders that have relied on short-term institutional credit facilities to enhance their liquidity needs. While we have significantly improved our liquidity position through (i) the successful refinancing of our MU Credit Facility and WesCorp Credit Facility Extension in late 2011; (ii) relief granted from certain minimum collateralization requirements under these credit facilities in 2015; (iii) the extension of the maturity date of our credit facilities granted in November 2016; (iv) the sale of all of our foreclosed assets; (v) the payoff of some of our mortgage loan investments; and (vi) an increase in note sales, we will need to monitor and successfully manage our liquidity requirements as necessary when redemption requests for our debt securities are received, or a debt security investment matures and is not re-invested in another debt security we may offer.

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

Under our code of business conduct, we have established procedures regarding the review, approval and ratification of transactions which may give rise to a conflict of interest between us and any employee, officer, trustee, their immediate family members, other businesses under their control and other related persons. In the ordinary course of our business operations, we have ongoing relationships and have engaged in transactions with several related entities, including our largest equity owner, ECCU and our newest shareholder, ACCU. While the Company has taken extraordinary measures to mitigate any risks, these procedures may not be sufficient to address conflicts of interest that may arise.

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

We rely on publicly offered debt securities to fund a substantial portion of our operations and, as a result, are subject to U.S. securities laws, rules, and regulations promulgated by the SEC and applicable state securities statutes. Our subsidiary, MP Securities, is subject to oversight from the SEC, FINRA, the Department of Insurance, the California Department of Business Oversight and securities regulators in the states where MP Securities conducts business. To the extent MP Securities engages in securities and insurance-related activities in a particular state, state securities and insurance administrators will have jurisdiction over the activities of our broker-dealer affiliated entity. In addition, the real estate brokerage activities of MP Realty and our mortgage lending business are subject to various state regulatory authorities. The failure to comply with obligations imposed by any federal, state or other applicable regulatory authority binding on us or our subsidiaries or to maintain any of the licenses or permits required to be maintained by us could result in investigations, sanctions and reputation damage.

The enactment of the Dodd-Frank Act, including the adoption of the proposed new fiduciary rule or additional regulations affecting broker dealer and investment adviser firms, could affect our business.

With the enactment of the Dodd-Frank Act and increased regulatory scrutiny of financial institutions, broker dealers, and investment advisory firms, we will need to carefully monitor the impact of regulatory changes on the broker dealer and investment advisory services provided by our wholly-owned subsidiary, MP Securities.  Certain proposed revisions, including the adoption or revision of the proposed DOL fiduciary standard rule and enhanced regulatory oversight of incentive compensation paid to investment advisors, could affect our business.  In particular, the adoption of the DOL fiduciary standard rule could materially affect IRA accounts, IRA rollovers, and the investment of funds rolled over from an IRA into other investments.  Even though the DOL’s fiduciary standards rule has been delayed until 2019, we will continue to monitor the impact of new regulations proposed and/or adopted by the SEC, DOL and FINRA on our broker dealer and investment advisory business.

Risks Related to Our Mortgage Loan Investments

We are subject to risks related to prepayment of mortgage loans held in our portfolio, which may negatively impact our business.

Generally, our borrowers may prepay the principal amount of their mortgage loans at any time. There is intense competition from financial institutions that are looking to make commercial loans at competitive rates to qualified borrowers. In addition, approximately 15% of the principal balance of our total mortgage loans will need to be refinanced during the year ending December 31, 2018. If a significant number of borrowers refinance their loans with another lender, our business and profitability could be adversely affected.

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

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations and benefits of the loan with other lenders. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but to which we will be bound if our participation interest represents a minority interest. We may be adversely affected by this lack of full control. As of December, 2017 and 2016, our investments included $10.9 million and $10.8 million, respectively, in loan participations, representing 7% of our portfolio in each year.

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

We have further mitigated these conflicts of interest by forming a Credit Review Committee, of which all members are unrelated to ECCU. This committee makes most of the loan approval decisions under our Church and Ministry Loan Policy as adopted by our Board of Managers. Our Church and Ministry Loan Policy sets forth minimum credit quality standards for the loans we make or purchase, and can only be overridden, depending on the circumstances, by our Board Credit Committee or Board of Managers.

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

We are among a limited number of non-bank financial institutions specialized in providing loans to evangelical churches and church organizations. Moreover, 16.8% of our mortgage loan investments involve California borrowers or are secured by properties located in California, while 20.1% involve borrowers located in Maryland. Although there are a number of national and regional institutions making and/or investing in mortgage loans to churches and church related organizations, these loans are secured by special purpose facilities. As a result, if the properties securing such mortgages must be sold, there may be a limited number of buyers available for such properties. Nevertheless, we believe that there is a great deal of diversity in the types of not-for-profit organizations and entities that could be potential acquirers of properties of this nature, including, but not limited to, other churches, schools, clinics, community development agencies, universities and educational institutions, day care, social services, assisted living facilities and relief organizations.

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

We compete with church bond financing companies, banks, credit unions, savings and loan associations, denominational loan funds, certain real estate investment trusts, insurance companies and other financial institutions to serve this market sector. Many of these entities have greater marketing resources, more extensive networks of offices and locations, and lower costs in proportion to their size due to economies of scale.

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

The renovations, refurbishment or expansion by a borrower of a mortgage property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a mortgage property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Such delays and cost overruns are often the result of events outside both our and the borrower’s control such as material shortages, labor shortages and strikes and unexpected delays caused by weather and other acts of nature. Also, environmental risks and construction defects may cause cost overruns, and completion delays. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of the borrower’s revenues making it unable to make payments on our loan. At December 31, 2017 and

2016, we held $3.6 million and $11.8 million, respectively in construction loans that have been disbursed.  As of December 31, 2017, a total of $4.6 million has been authorized for construction loans, including previously disbursed funds.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Corporate Offices

As of December 31, 2017, the Company conducts its operations from its main corporate office at 915 West Imperial Highway, Suite 120, Brea, California.  In addition, the Company has one branch office located in Fresno, California. All of our office spaces are under operating leases.  See further discussion in “Note 11, Commitments and Contingencies in the Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report.

Investment Property

As of December 31, 2017, the Company had one investment in a joint venture that owns a property located in Santa Clarita, California.  Additional information regarding the Company’s investment in the joint venture is included in Note 5 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 3.	LEGAL PROCEEDINGS

Due to our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.

On November 11, 2017, Mr. Harold D. Woodall, former Senior Vice President and Chief Credit Officer, filed a suit against the Company and its Chief Executive Officer and President, Joseph Turner, Jr., in the Superior Court of Orange County, California.  Mr. Woodall’s employment arrangement with the Company terminated effective as of September 5, 2017.  Mr. Woodall’s suit alleges that the Company wrongfully terminated his employment and violated California’s Fair Employment and Housing Act of 1959, and the California Labor Code’s whistle blowing law.  Mr. Woodall seeks compensatory damages, punitive damages, attorney’s fees and other relief as the court deems just.  The Company believes the allegations in Mr. Woodall’s suit are groundless, without merit and it intends to vigorously contest the allegations set forth in Mr. Woodall’s complaint.  Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and the ultimate outcome cannot be predicted.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units (the “Series A Units”).  Effective as of December 31, 2008, we converted our form of organization from a California corporation to a California limited liability company.  As a result of the conversion, each share of our common stock immediately outstanding prior to the conversion date was converted into one fully paid and non-assessable unit of our Class A Units and each holder of our Class I and Class II Preferred Stock received one Series A Unit for each share of Class I and Class II Preferred Stock exchanged.  As of December 31, 2017, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Units were issued, with 12 holders of record.

Sale of Equity Securities by Issuer

During the year ended December 31, 2017, we did not sell Class A Units, Series A Units or equity units.

Purchases of Equity Securities by Issuer

During the year ended December 31, 2017, we did not purchase Class A Units or Series A Units.

Dividends and Distributions

For 2017, we made no distributions to the holders of our Class A Units.    During 2017 and 2016, we made distributions on our Series A Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2017	2016

First	$0.506	$0.364
Second	0.496	0.369
Third	0.512	0.454
Fourth	1.184	1.103
Total distributions per Unit	$2.698	$2.290

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

In addition to quarterly dividends to our Series A Preferred Unit holders, we have also agreed to set aside funds for payment to the holders of the Series A Units in an amount equal to 10% of our net profits earned for any fiscal year, after subtracting the amount of quarterly Series A Dividends paid during such year.  This priority distribution of our net profits after payment of quarterly Series A Dividend will be made to holders of the Series A Units on a pro rata basis.  The balance of any profits, taking into consideration the preferred distribution to the holders of Series A Units, will be allocated to all holders of our Class A Units in proportion to their percentage interests in our Class A Units.  We accrued $72.0 thousand and $69.7 thousand in net profits to distribute to our Series A Unit holders for the years ended December 31, 2017 and 2016, respectively.  This increased the amount of distributions declared on our Series A Units for the fourth quarters of 2016 and 2017 by $0.62 per unit and $0.59 per unit, respectively.

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

Overview

We are a Brea, California-based business that was incorporated in 1991 as a credit union service organization whose mission is to make evangelical ministries more effective by providing ministries with Biblically-based, value-driven financial services and by providing funding services to the credit unions who serve these ministries.  We do this by originating and investing in mortgage loans made to churches, most of which are secured by church and church-related real property owned by and/or maintained for the benefit of evangelical churches or church organizations, including Christian schools, ministries and related organizations.  We have also recently expanded the scope of financial services we offer to the evangelical Christian  community to include investment advisory and insurance products and services as provided through our wholly-owned broker dealer subsidiary, MP Securities.

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

•

increasing our revenue from broker-dealer related services by offering a full array of wealth management products and services, including the offering of registered investment advisor  and insurance products and services;

•

working with credit unions and other CUSOs to serve the needs of their members and owners, expand our own client base, and increase our fee income from broker-dealer services as well as loan servicing and origination fees;

•	increasing the sale of our investor debt securities, thereby enabling the growth of our balance sheet and the generation of new investment capital;

•

managing and strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets, increasing cash flows from our borrowers and ultimately realizing the benefit of our investments;

•

broadening the number of clients in our investor debt securities and effectively implementing strategies designed to ensure compliance with FINRA’s suitability and regulatory standards for investments made in our debt securities;

•	developing capital funding sources that are not dependent on the sale of mortgage-backed securities or institutional credit facilities; and

•	managing the size and cost structure of our business to match our operating environment and capital funding efforts.

For the year ended December 31, 2017, we recognized net income of $937 thousand. Our core business thrived as MP Securities, our broker-dealer subsidiary, was able to significantly increase the sale of our proprietary notes by expanding our individual client base, developing relationships with institutional investors, and utilizing the networking agreements we have in place with ECCU and ACCU to offer wealth management products to their members.  Our lending team was able to use these funds to originate additional loans for the year, increasing our net loan balances by 3% as compared to 2016.  The growth of the key components of our balance sheet was an important contributing factor to the increase in net interest income reported for 2017.

The resolution of non-performing loans will contribute either positively or negatively to the Company’s performance. Therefore, we continue to monitor our loan portfolio very closely and work with borrowers to minimize losses on mortgage loan investments.  We recorded $262 thousand in provisions for credit losses for the year ended December 31, 2017. $229 thousand was added due to taking additional reserves on two collateral-dependent impaired loans.  The Company believes that these additional reserves will enable the Company to implement work out and exit strategies for several of our impaired loans.

Finally, we continue to develop sources of revenue outside our core business.  Our lending and servicing team generated $330 thousand in fee income for the year. We sold additional loans, which generated gains on sale and increased the servicing fee income received from loans in which we have sold participation interests to other credit unions. We also entered into service agreements with ECCU that allows us to use our lending, real estate expertise and relationships with borrowers to generate additional fee income.  MP Securities has continued to expand its business, as it earned $853 thousand in fee income in 2017, an increase over 2016 of $166 thousand.  The Company’s management team believes that it will be able to use its capabilities in lending, servicing, and investment advisory services to supplement its net interest income with fee income.

Key Factors in Assessing our 2017 Financial Results

For the year ended December 31, 2017, the primary items affecting our operating performance were the following:

•	an increase in interest income due to a $7.1 million increase in average interest-earning loans as we funded $29.9 million in loans during the year;

•	an increase in average outstanding investor notes of $11.3 million, which provided the cash necessary to fund loans, but also contributed to an increase in interest expense;

•	recording provisions for loan losses of $262 thousand, mainly due to an increase of specific reserves on collateral-dependent loans;

•	an increase in non-interest income of $106 thousand due to increases in fees generated by our subsidiary, MP Securities, partially offset by a reduction in other lending income;

•	a $32 thousand decrease in salary and benefits expenses for 2017 as compared to 2016 due to a reduction in staff from 20 in 2016 to 19 in 2017; and

•	a reduction in office operations expense due to a reduction in premiums associated with the Company’s overall liability insurance program.

We believe that the substantial increase in investor note sales, the performance of our lending team in originating new loans, and the increase in external income generated by the Company’s broker dealer subsidiary were the key drivers behind the Company’s positive earnings achieved in 2017.  The Company’s broker dealer, MP Securities, contributed to our earnings through the sale of other financial products and by providing investment advisory services to members of the credit unions we serve.  In addition, our capacity and capability to service our own loans as well as loans for others allows us to keep our servicing costs down and generate other income.  Our lending team’s experience in handling non-performing assets will continue to be crucial as we look to manage our remaining impaired loans in such a way as to minimize losses.

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

Our total assets as of December 31, 2017 increased to $161.0 million, as compared to $156.6 million at December 31, 2016.  Our total liabilities were $151.6 million at December 31, 2017, as compared to $147.8 million at December 31, 2016.

The following table sets forth selected measures of our financial performance for the years ended December 31, 2017 and 2016, respectively (dollars in thousands):

	2017	2016

Total income	$10,654	$9,913
Provision for loan losses	262	113
Credit for losses on foreclosed assets	--	(6)
Net income	937	922
Total assets	161,022	156,638
Borrowings from financial institutions	81,492	86,326
Notes payable, net of debt issuance costs	69,003	60,479
Total equity	9,429	9,456

2017 Developments

Performance of Loan Portfolio.  With the increased liquidity provided to us through note sales and loan sales we funded  $29.9 million in net loans during the year.  Our average outstanding loan balance for 2017 was $148.2 million, up from $140.4 million for the year ended December 31, 2016.

As part of our strategic decision to reposition our loan portfolio, we have continued to focus on originating lower balance loans made to ministries where we can achieve more favorable yields and avoid deteriorating our margins while reducing overall risk exposure to any one borrower.  However, we also have originated larger loans when we are able to find participants to purchase a participation interest in the loan.  This generates servicing fee income while allowing us to minimize our risk exposure on the loan. We believe we have found a good mix in loan size that allows us to take advantage of quality lending opportunities. Our average net loan balance (recorded balance) increased slightly from $919 thousand at December 31, 2016 to $920 thousand at December 31, 2017.    In addition, over the past few years, we have substantially expanded our relationships with credit unions throughout the United States and believe these relationships will enable us to increase the amount of loan participation interests we sell and service for others.

The careful management of our mortgage portfolio, especially in regard to our impaired loans, has helped us stabilize our delinquency ratio, which includes loans 90 days delinquent or greater.  Our delinquency ratio at December 31, 2017 was 1.04%, as compared to 0.9% at December 31, 2016.    Our non-performing loan portfolio remained stable in 2017 as our average recorded investment in impaired loans increased slightly from $8.6 million at December 31, 2016 to $8.8 million at December 31, 2017.

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

We believe that we have created the capacity to originate, underwrite and service a larger quantity of mortgage loans and have developed new relationships that will enable us to sell loan participations and effectively leverage our capital assets in a profitable manner.  During 2017, we continued our loan participation sales strategy and received $9.7 million in funds from loan participation sales for the year.  Assuming our liquidity sources of capital remain intact, we intend to continue to utilize existing relationships with other credit unions and CUSOs to sell as much as 90% of qualifying loans we originate and use these funds to originate additional loans.

The main source of our capital funding has been through MP Securities’ sale of our investor notes through various securities offerings.  The sustained success of our note program is due in part to networking agreements reached with ECCU and ACCU during the last half of 2015. Through these agreements and by offering a number of different products through our public and private placement offerings, we believe we have developed a viable program to offer debt securities for purchase by individuals, churches, and institutional investors to an expanded group of potential investors.  During 2017, MP Securities sold $29.3 million of our publicly and privately offered debt securities, $19.5 million of which represented new investments rather than repurchases of notes using maturing note principal.

The Company’s primary loan funding will continue be provided by investor note sales, loan participation sales and our NCUA-AMAC loan which matures in 2026. In addition, the Company established a formal relationship with Catalyst Corporate Credit Union in 2017 and we expect to formalize a short-term credit facility with a financial institution to warehouse church mortgages in 2018.

Diversify Our Revenue Sources.  Since inception, our primary source of revenue has come from the net interest margin we earn on our mortgage loan investments.  Over the past several years, we have undertaken efforts to expand the scope of revenue generating services we offer in an effort to make us less dependent on a favorable net interest rate margin from our mortgage loan investments to make the Company less susceptible to unfavorable changes in interest rates.  Because we possess the capability to service our own loans, we have significantly increased the portion of our wholly-owned loan portfolio that we service ourselves, thereby reducing the costs

of third party servicers and increasing net interest earned on those loans.   We now service 157 of the 166 loans in our portfolio.    We also use our servicing capabilities to service loan participations for others.    We sold $9.7 million in loans to credit unions and other investors during 2017.  These sales generated $136 thousand in gains during the year, and combined with other participations that we service, helped to generate $90 thousand in servicing fee income.  As of December 31, 2017, we service $37.4 million in loan participations for investors.

In 2011, our wholly-owned subsidiary, MP Securities, was registered under the Securities Exchange Act of 1934 and approved for membership by FINRA.  In the first quarter of 2012, MP Securities launched its broker-dealer operations and began its efforts to develop a sales force of registered representatives dedicated to the distribution of our debt securities.

On July 11, 2013, MP Securities executed a new Membership Agreement with FINRA which authorized it to act on a fully disclosed basis with a clearing firm and expand the brokerage activities and types of investment products which can be sold.  On  that same date, the State of California granted its approval for MP Securities to provide registered investment advisory services.  Finally, on September 26, 2013, MP Securities entered into a clearing firm agreement with Royal Bank of Canada Dain Rauscher (RBC Dain) thereby enabling it to open brokerage accounts for its customers.  This enables MP Securities to offer a broad scope of investment products to better serve the Company’s clients and customers.  In March of 2013, the State of California approved the formation of a dba, Ministry Partners Insurance Agency which now enables the Company to sell a variety of insurance products.

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

MP Securities has also entered into networking agreements with our largest equity owner, ECCU, and with equity owner ACCU, a Glendora, California-based credit union, to provide investment services, insurance services, and financial planning assistance to their members.  As part of this arrangement, MP Securities remits a portion of the gross commission received on any transactions consummated with ECCU or ACCU members as a result of the products purchased through MP Securities.  By entering into these networking agreements, MP Securities has been able to expand its client base, offer non-proprietary products and services to the credit unions it serves and their members and generate fee income.

By increasing the scope of the services it can offer and entering into networking arrangements with credit unions, MP Securities has been able to recruit a sales force of registered representatives dedicated to managing our clients’ wealth in a manner consistent with the principles of Biblical stewardship, and act as a selling agent in the distribution of our debt securities.  In 2017, MP Securities’ marketing and sales efforts resulted in an increase in fee and commission revenue for 2017 of $166 thousand as compared to 2016.  If MP Securities continues to successfully implement its strategy, we will be able to (i) strengthen the profitability of our core operations; (ii) grow our balance sheet and ramp up the origination of profitable mortgage loans; (iii) introduce new clients to our proprietary investment products; (iv) increase fee income from assets under management; (v) improve client and investor retention and the renewal rate of our debt securities investors; and (vi) leverage the experience and intellectual capital of our management team through increased loan origination fees and servicing income.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements in the year of adoption, through cumulative adjustment while the guidance related to equity securities without readily determinable fair values, should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. Management is assessing the impact of ASU 2016-02 on its accounting and disclosures and expects this pronouncement will not have a material impact on the Company’s consolidated financial position or results of operation.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. Management is currently evaluating the potential impact of the pending adoption of ASU 2016-13 on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method invitees, (vii) beneficial interest in securitizations transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. If it is impracticable for a company to apply ASU 2016-15 retrospectively, requirements may be applied prospectively as of the earliest date practicable. Management is currently evaluating the potential impact of the pending adoption of ASU 2016-15 on the consolidated financial statements.

In December 2016, FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to provide clarification of aspects of the guidance issued in ASU 2014-09. ASU 2016-20 addresses (i) loan guarantee fees, (ii) impairment testing of contract costs, (iii) provisions for losses on construction-type and production-type contracts, and (iv) various disclosures. ASU 2016-20 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. The Company adopted the new revenue guidance effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. This cumulative adjustment had an immaterial impact to Company’s consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for (i) transactions which the acquisition date occurs before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or (ii) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The guidance requires companies to apply the requirements prospectively. ASU 2017-01 is not expected to have a significant impact on the consolidated financial statements.

Consolidated Financial Condition and Results of Operations

Our Balance Sheet as of December 31, 2017 and 2016

			Comparison
	2017	2016	$ Difference	% Difference
	(Audited)	(Audited)
Assets:
Cash	$9,907	$9,683	$224	2%
Pledged and Restricted cash	58	653	(595)	(91%)
Loans receivable, net of allowance for loan losses of $2,097 and $1,875 as of December 31, 2017 and 2016, respectively	148,835	144,264	4,571	3%
Accrued interest receivable	742	657	85	13%
Investments	896	892	4	0%
Property and equipment, net	103	115	(12)	(10%)
Servicing assets	270	258	12	5%
Other assets	211	116	95	82%
Total assets	$161,022	$156,638	$4,384	3%
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$81,492	$86,326	$(4,834)	(6%)
Notes payable, net of debt issuance costs	69,003	60,479	8,524	14%
Accrued interest payable	208	173	35	20%
Other liabilities	890	853	37	4%
Total liabilities	151,593	147,831	3,762	3%
Members' equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(3,795)	(4,417)	622	(14%)
Total members' equity	9,429	8,807	622	7%
Total liabilities and members' equity	$161,022	$156,638	$4,384	3%

General.  The $4.4 million increase in total assets at December 31, 2017, as compared to December 31, 2016 is due primarily to an increase in loans receivable.  Our investor notes payable increased by $8.5 million during the year.  By increasing the sale of investor notes along with participation loan sales and loan maturities, we generated enough cash to fund $29.9 million in loans during the year.  Principal collected and loan sales during the year ended December 31, 2017 was $15.8 million and $9.7 million, respectively.

Our mortgage loan portfolio consists entirely of loans made to evangelical churches and ministries.  161 of the 166 loan on the Company’s balance sheet are secured by real estate collateral. Five loans, representing 0.98% of our portfolio are unsecured.  Our portfolio carried a weighted average interest rate of 6.31% and 6.28% at December 31, 2017 and December 31, 2016.

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

Some of our non-accrual loans are considered collateral-dependent.  A loan is considered to be collateral-dependent when repayment of principal and interest is expected to come solely from the sale of the property and income received on the underlying collateral.  For impaired collateral-dependent loans, any payment of interest we receive from a borrower is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered to be collateral-dependent, we do not accrue interest income, but we recognize income on a cash basis.

We had eleven non-accrual loans with a recorded balance of $8.4 million and ten non-accrual loans with a recorded balance of $8.9 million as of December 31, 2017 and 2016, respectively.  At December 31, 2017, ten of these loans are considered collateral-dependent while one is considered non-collateral dependent.

We transferred all of our remaining foreclosed real estate assets during the year ended December 31, 2016 and did not initiate foreclosure proceedings on any additional properties during 2016 and 2017.

The following table summarizes our non-performing assets:

Non-performing Assets
($ in thousands)

	December 31, 2017	December 31, 2016

Non-Performing Loans:[1]
Collateral Dependent:
Delinquencies over 90-Days	$495	$233
Troubled Debt Restructurings[2]	6,104	6,544
Other Impaired Loans	1,214	453
Total Collateral Dependent Loans	7,813	7,230
Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Other Impaired loans	--	--
Troubled Debt Restructurings	1,442	1,648
Total Non-Collateral Dependent Loans	1,442	1,648
Loans 90 Days past due and still accruing	--	--
Total Non-Performing Loans	9,255	8,878
Foreclosed Assets	--	--

Total Non-performing Assets	$9,255	$8,878

1  These loans are presented in an amount equal to the unpaid principal less interest payments received which have been recorded against principal.

2  Includes $1.1 million of restructured loans that were over 90 days delinquent as of December 31, 2017 and 2016.

At December 31, 2017 and 2016, the Company held eight restructured loans, all of which were on non-accrual status.  Three of these loans were over 90 days delinquent at December 31, 2017.  For all restructured loans in our portfolio at December 31, 2017, unpaid accrued interest at the time of the loan restructure was added to the principal balance of the loan.  The amount of interest added was also recorded as a loan discount, which did not increase the net loan balance.  In addition, for each of the restructured loans, the interest rate was temporarily decreased and the payments were restructured to a weekly basis from a monthly basis.  Each borrower involved in a troubled debt restructuring was experiencing financial difficulties at the time the loan restructured.

Effective as of December 31, 2016, all of the Company’s foreclosed properties have been disposed of.  Also as of December 31, 2017 the Company had no foreclosed properties as no assets were foreclosed in 2017.

As of December 31, 2017 and 2016, the balances of impaired loans were as follows:

	December 31,	December 31,
	2017	2016

Impaired loans with an allowance for loan loss	$3,999	$4,327
Impaired loans without an allowance for loan loss	5,256	4,551
Total impaired loans	$9,255	$8,878

Allowance for loan losses related to impaired loans	$1,260	$1,072
Total non-accrual loans	$8,363	$8,878
Total loans past due 90 days or more and still accruing	$--	$--

Information regarding interest income recognized on impaired loans for the years ended December 31, 2017 and 2016, is as follows:

	2017	2016

Average investment in impaired loans	$9,066	$8,464

Interest income recognize on impaired loans	--	44
Interest income recognized on impaired loans attributable to their change in present value	--	5
Total interest income recognized on impaired loans	$--	$49

No additional funds were committed to be advanced in connection with impaired loans as of December 31, 2017.

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

Finally, our allowance for loan losses includes reserves related to troubled debt restructurings for non-collateral dependent loans. These reserves are calculated as the difference in the net present value of payment streams between a troubled debt restructuring at its modified terms as compared to its original terms, discounted at the original interest rate on the loan.  These reserves are recorded at the time of the restructuring. The change in the present value of cash flows attributable to the passage of time is recognized as interest income.

During 2017, we made adjustments to the reserves on two of our impaired loans totaling $277 thousand based on changes in the circumstances of the borrower as well as updated collateral valuations of the properties securing our collateral-dependent loans. Specific reserves were also reduced on two loans by $48 thousand due to principal payments made by the borrowers. In addition, one of our collateral-dependent loans refinanced with another financial institution which allowed us to recover $14 thousand in principal variance.  Finally, on another loan, we recorded a partial charge-off of $40 thousand according to the terms of a restructured loan agreement we have with a borrower.

During 2016, we made adjustments to the reserves on several of our impaired loans based on changes in the circumstances of the borrower as well as updated collateral valuations of the properties securing our collateral-dependent loans. We were able to refinance one of our non-collateral-dependent loans and reclassify it as a performing loan, which allowed us to recover $135 thousand in specific reserves and transfer $150 thousand in specific reserves to general reserves.  During 2016, we recorded $370 thousand in additional specific reserves on loans where the estimated value of the collateral decreased, and recovered $236 thousand in reserves on loans where we received favorable collateral valuations from appraisals.  We also recorded $33 thousand in specific reserves on a loan that was classified as collateral-dependent during 2016.  We recorded a partial charge-off of $20 thousand according to the terms of a restructured loan agreement we have with a borrower.  We recovered $2 thousand in allowances related to a loan participation charged off in 2015 and we recorded $5 thousand in interest income related to changes in the net present value of non-collateral-dependent impaired loans.

The activity in the allowance for loan losses for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016

Balance, beginning of period	$1,875	$1,785
Provision for loan loss	262	113
Chargeoffs	(40)	(20)
Recoveries	--	2
Accretion of allowance related to restructured loans	--	(5)
Balance, end of period	$2,097	$1,875

The process of providing adequate allowance for loan losses involves management estimates and, as a result, future losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.   At December 31, 2017 and December 31, 2016, the allowance for loan losses was $2.1 million and $1.9 million, respectively, which represented 1.37% and 1.27% of our gross loans receivable at those respective dates.

	Allowance for Loan Losses
	as of and for the

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Balances:	($ in thousands)
Average total loans outstanding during period	$150,348	$140,379
Total loans outstanding at end of the period	$152,714	$147,982
Allowance for loan losses:
Balance at the beginning of period	$1,875	$1,785
Provision charged to expense	262	113
Charge-offs
Wholly-Owned First	40	20
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total	40	20
Recoveries
Wholly-Owned First	--	--
Wholly-Owned Junior	--	--
Participation First	--	(2)
Participation Junior	--	--
Total	--	(2)

Net loan charge-offs	40	18
Accretion of allowance related to restructured loans	--	5

Balance	$2,097	$1,875

Ratios:
Net loan charge-offs to average total loans	0.03%	0.01%
Provision for loan losses to average total loans[1]	0.17%	0.08%
Allowance for loan losses to total loans at the end of the period	1.37%	1.27%
Allowance for loan losses to non-performing loans	22.66%	21.12%
Net loan charge-offs to allowance for loan losses at the end of the period	1.91%	0.96%
Net loan charge-offs to provision for loan losses	15.27%	15.93%

NCUA Credit Facilities.  The $4.8 million decrease in NCUA credit facilities is the result of regular monthly payments we made on our NCUA credit facilities. We did not make any additional principal payments during the year.  The remaining balance on these facilities totals $81.5 million and bears interest at a rate of 2.525% and has a maturity date of November 2026.

Notes Payable.  Our investor notes payable consist of debt securities sold under publicly offered debt securities offerings as well as notes sold to accredited investors in private offerings.  Sales and on-going service of the Company’s notes are now being handled by our wholly-owned subsidiary, MP Securities, which is a broker-dealer firm subject to regulation by FINRA, the SEC and applicable state regulatory authorities.  MP Securities continues to expand its operations and transition into a more diversified financial services firm.  In addition to the networking agreements reached in 2014 with ECCU and ACCU, MP Securities has also developed relationships with institutional investors that are able to purchase larger investments in our debt securities offerings.  As a result of these relationships, investor notes payable increased by $8.5 million during the year ended December 31, 2017.  Notes payable are presented net of debt issuance costs, which represents legal costs incurred in preparing and filing our note prospectuses and investor related disclosure documents.

Members’ Equity.  Total members’ equity increased in 2017 due mainly to our net income of $937 thousand, which was offset by $315 thousand of dividends declared on our Series A Preferred Units. We did not repurchase any ownership units during the years ended December 31, 2017 and 2016.

Results of Operations for the Years Ended December 31, 2017 and December 31, 2016

	Years ended		Comparison
	December 31,

	2017	2016	$ Difference	% Difference
Interest income:
Interest on loans	$9,424	$8,803	$621	7%
Interest on interest-bearing accounts	47	33	14	42%
Total interest income	9,471	8,836	635	7%
Interest expense:
NCUA credit facilities	2,123	2,241	(118)	(5%)
Notes payable	2,465	1,969	496	25%
Total interest expense	4,588	4,210	378	9%
Net interest income	4,883	4,626	257	6%
Provision for loan losses	262	113	149	132%
Net interest income after provision for loan losses	4,621	4,513	108	2%
Non-interest income:
Broker-dealer commissions and fees	853	687	166	24%
Other lending income	330	390	(60)	(15%)
Total non-interest income	1,183	1,077	106	10%
Non-interest expenses:
Salaries and benefits	2,753	2,785	(32)	(1%)
Marketing and promotion	166	131	35	27%

Office occupancy	152	147	5	3%
Office operations	1,287	1,358	(71)	(5%)
Foreclosed assets, net	--	(281)	281	(100%)
Legal and accounting	485	506	(21)	(4%)
Total non-interest expenses	4,843	4,646	197	4%
Income before provision for income taxes	961	944	17	2%
Provision for income taxes and state LLC fees	24	22	2	9%
Net income	$937	$922	$15	2%

In 2017, we recognized net income of $937 thousand due to several different factors.  As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2017, as compared to 2016 were:

Increase in Interest Income.  Interest income on our mortgage loan investments increased by 7% and $635 thousand in 2017 as compared to 2016.  This is due to the 5.4% increase in average interest-earning loans as well as additional interest income recognized from accelerated deferred fee amortization when we sold $9.7 million in loan participation interests throughout the year.

Increase in Net Interest Income.  Interest expense on our borrowings decreased $118 thousand during the year due to principal payments made on our NCUA borrowings. Interest expense on our notes payable increased by $496 thousand for the year ended December 31, 2017.  The average rate paid on our investor notes increased from 3.56% for the year ended December 31, 2016 to 3.69% for the year ended December 31, 2017 as the note index rates increased due to the economic environment and monetary policy. To manage interest rate expense, the Company has reduced the spread on the variable rate series Class 1 Notes in May 2017.  In addition, the Company reduced the spread on the fixed series Class 1A Notes relative to those of the Class 1 Notes under its Class 1A Notes offering.  The Class 1A Notes were registered with the SEC on February 27, 2018, so this change will not impact our financial statements until 2018. In addition, an increase in average notes payable of $11.3 million, or 20%, contributed to the 25% increase in note payable interest expense.  Due to the fixed nature of the NCUA debt, total interest expense only increased 9% or $378 thousand in 2017 over 2016. These changes combined to result in a 6% and $257 thousand increase in net interest income for the year.

Provisions for Loan Losses.  As described above, we increased several of our specific reserves on collateral-dependent loans during the year ended December 31, 2017, which accounted for $229 thousand of the $262 thousand provision for credit losses for the year ended December 31, 2017.  This led to a $149 thousand increase in provisions over the year ended December 31, 2016.  The factors above resulted in a $108 thousand and 2% increase in net interest income after provision for loan losses over the year ended December 31, 2016.

Improvements in Non-Interest Related Income.  We received other income of $1.2 million for the year ended December 31, 2017 which is an increase of $106 thousand from the year ended December 31, 2016.  This increase in other income is due primarily to an increase in broker-dealer commissions and fees. These increases were offset partially by a decrease in other lending income of $60 thousand mostly due to lower servicing fee income of $56 thousand.  The reduction in servicing income was due to the payoff of a participated loan at the end of the year that required an amortization of a previously recorded servicing asset.

Broker-dealer commissions and fees increased 24% and $166 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The increase was realized by expanding our client base and utilizing networking agreements with two of our credit unions shareholders.

Decline in Salaries and Benefits Expense.  Salaries and benefits expenses for the year ended December 31, 2017 decreased by $32 thousand from the year ended December 31, 2016, primarily to a reduction of employees from 20 at the end of 2016 to 19 at the end of 2017.

Decrease in Office Operations Expense.  Office operations expenses decreased by $71 thousand for the year ended December 31, 2017 as compared to 2016.  Although several factors contributed in small ways to the decrease, the largest factor was a $42 thousand decrease in insurance costs due to changing our insurance brokerage relationship and re-bidding our overall liability insurance program.

Decrease in Net Income from Foreclosed Assets.  Net income from foreclosed assets decreased by $281 thousand for the year ended December 31, 2017.  The Company did not have any foreclosed assets on its balance sheet during 2017.

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

Decline in Salaries and Benefits Expense.  Salaries and benefits expenses for the year ended December 31, 2016 decreased by $86 thousand from the year ended December 31, 2015, primarily to due $222 thousand in salary expense accrued as part of a severance agreement reached with our former President upon his retirement from the Company at the end of 2015.  This decrease was partially offset by an increase in bonuses of $171 thousand paid for the year ended December 31, 2016, as the Board of Managers approved discretionary bonuses for our employees in recognition of the Company’s financial performance for the year.

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

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Years Ended December 31,
	(Dollars in Thousands)
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$14,502	$47	0.33%	$14,024	$33	0.24%
Interest-earning loans [1]	137,840	9,424	6.84%	130,725	8,803	6.73%
Total interest-earning assets	152,342	9,471	6.22%	144,749	8,836	6.10%
Non-interest-earning assets	8,782	--	--	8,557	--	--
Total Assets	161,124	9,471	5.88%	153,306	8,836	5.76%
Liabilities:	--	--	--
Public offering notes – Class 1	35,956	1,257	3.50%	24,769	771	3.11%
Public offering notes – Class A	14,680	564	3.84%	21,242	799	3.76%
Special offering notes	1,387	58	4.18%	1,934	81	4.19%
International notes	11	--	--%	53	2	3.77%
Subordinated notes	5,619	266	4.73%	4,749	229	4.82%
Secured notes	9,075	320	3.53%	2,637	87	3.30%
NCUA credit facilities	84,093	2,123	2.52%	88,495	2,241	2.53%
Total interest-bearing liabilities	$150,821	$4,588	3.04%	$143,879	$4,210	2.93%
Net interest income		$4,883	--		$4,626
Net interest margin [2]			3.21%			3.20%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets increased to $152.3 million during the year ended December 31, 2017, from $144.8 million, an increase of $7.6 million or 5.2% as compared to the previous year. The average yield on these assets increased 12 basis point to 6.22% from 6.10%.  The yield on interest-earning loans increased 10 basis points to 6.84% from 6.73% due to an increase in amortization of deferred fees and an increase in the weighted average interest rate of the portfolio, which increased from 6.28% to 6.31% for the year ended December 31, 2017.  The yield on our interest-earning accounts with other financial institutions increased 9 basis points to 0.33% for the year ended December 31, 2017 as compared to 0.24% for the year ended December 31, 2016.  The primary reason for the increase in yield on these accounts was attributable to the overall increase in deposit rates at financial institutions.  Non-interest-earning assets increased by $225 thousand. These changes combined to increase the average yield on total assets by 12 basis points to 5.88% for the year ended December 31, 2017 from 5.76% for the year ended December 31, 2016.

Average interest-bearing liabilities, consisting primarily of investor notes and credit facility borrowings, increased to $150.8 million during the year ended December 31, 2017, from $143.9 million during 2016. The average rate paid on these liabilities increased 8 basis points from 2.93% for the year ended December 31, 2016 to 3.04% for the year ended December 31, 2017.   The interest rate on our NCUA borrowings is fixed at 2.525% until the facility matures in 2026.  The weighted average rate paid on our notes increased 13 basis points from 3.56% to 3.69%.  As the total amount of our investor notes grow and the aggregate balance on our NCUA facilities decrease, we anticipate that the average rate paid on these liabilities will increase.  As a result, we have reduced the spread paid over market indices on our publicly offered debt securities in order to adjust to changes in the interest rate environment and manage our cost of funds.

Net interest income for the year ended December 31, 2017 increased $257 thousand, a 5.6% increase, to $4.9 million as compared to $4.6 million for the prior year. Net interest margin increased one basis point from 3.20% for the year ended December 31, 2016 to 3.21% for the year ended December 31, 2017.

	Average Balances and Rates/Yields
	For the Years Ended December 31,
	(Dollars in Thousands)
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$14,024	$33	0.24%	$16,323	$20	0.12%
Interest-earning loans [1]	130,725	8,803	6.73%	120,951	8,034	6.64%
Total interest-earning assets	144,749	8,836	6.10%	137,274	8,054	5.87%
Non-interest-earning assets	8,557	--	--	11,918	--
Total Assets	153,306	8,836	5.76%	149,194	8,054	5.40%
Liabilities:
Public offering notes – Class 1	24,769	771	3.11%	6,474	203	3.14%
Public offering notes – Class A	21,242	799	3.76%	33,291	1,246	3.74%
Special offering notes	1,934	81	4.19%	3,252	112	3.44%
International notes	53	2	3.77%	146	4	2.74%
Subordinated notes	4,749	229	4.82%	3,502	166	4.74%
Secured notes	2,637	87	3.30%	1,660	56	3.37%
NCUA credit facilities	88,495	2,241	2.53%	92,191	2,328	2.53%
Total interest-bearing liabilities	$143,879	$4,210	2.93%	$140,516	$4,115	2.93%

Net interest income	$4,626		$3,939
Net interest margin [2]		3.20%		2.87%

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

The yield on our interest-earning accounts with other financial institutions increased to 0.24% for the year ended December 31, 2016 as compared to 0.12% for the year ended December 31, 2015.  For cash management purposes and in an effort to decrease concentration risk, we diversified our banking relationships and placed cash in money market accounts that give us added flexibility and earn higher interest rates. The increase in interest earned on cash and increase in loan sales caused our yield on interest-earning assets to rise in 2016.  Due to the sale of our foreclosed real estate assets, we decreased our non-interest-earning assets by $3.4 million, which, when combined with the higher yield earned on interest-earning assets, increased the yield on our total assets by 34 basis points from 5.40% for the year ended December 31, 2015 to 5.76% for the year ended December 31, 2016.

Average interest-bearing liabilities, consisting primarily of investor notes and credit facility borrowings, increased to $143.9 million during the year ended December 31, 2016, from $140.5 million during 2015. The average rate paid on these liabilities stayed constant at 2.93% for the years ended December 31, 2016 and 2015. The interest rate on our NCUA borrowings is fixed at 2.525% until the facility matures in 2026.  The weighted average rate paid on our notes decreased from 3.70% to 3.56%, but our notes comprised a larger portion of interest-bearing liabilities during 2016, so the average rate paid on our liabilities remained the same.  As the total amount of our investor notes grow and our NCUA facilities decrease, we anticipate that the average rate paid on these liabilities will increase.  As a result, we have implemented revisions in our publicly offered debt securities with the registration of our Class 1A Notes with the SEC on February 27, 2018 by reducing some of the rates paid on our investor note products to adjust to changes in the interest rate environment and our cost of funds.

Net interest income for the year ended December 31, 2016 was $4.6 million, which was an increase of $687 thousand, or 17%, from the prior year. Net interest margin increased from 2.87% for the year ended December 31, 2015 to 3.20% for the year ended December 31, 2016.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$--	$14	$14
Total loans	630	(9)	621
	630	5	635
Increase (Decrease) in Interest Expense:
Public offering notes – Class A	382	104	486
Public offering notes – Class 1	(252)	17	(235)
Special offering notes	(23)	--	(23)
International notes	(1)	(1)	(2)
Subordinated notes	41	(4)	37
Secured notes	226	7	233
NCUA credit facilities	(111)	(7)	(118)
	262	116	378
Change in net interest income	$368	$(111)	$257

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$(3)	$16	$13
Total loans	397	372	769
	394	388	782
Increase (Decrease) in Interest Expense:
Public offering notes – Class A	570	(2)	568
Public offering notes – Alpha Class	(453)	6	(447)
Special offering notes	(51)	20	(31)
International notes	(4)	2	(2)
Subordinated notes	60	3	63
Secured notes	32	(1)	31
NCUA credit facilities	(93)	6	(87)
	61	34	95
Change in net interest income	$333	$354	$687

Cash and Cash Equivalents

We experienced a decrease in our cash (includes pledged and restricted) during the twelve months ended December 31, 2017 of $371 thousand, as compared to a net decrease of $1.4 million for the twelve months ended December 31, 2016.

Net cash provided by operating activities totaled $774 thousand for the twelve months ended December 31, 2017, an increase of $332 thousand from $442 thousand provided by operating activities during the twelve months ended December 31, 2016.  This is due to an increase in net income arising from interest income and other income.

Net cash used by investing activities totaled $4.4 million during the twelve months ended December 31, 2017, compared to $8.3 million used during the twelve months ended December 31, 2016, a decrease in cash used of $3.9 million. This difference is attributable to a $12.8 million decrease in loan originations during the year as compared to 2016.  The loan funding activity was offset by a decrease in loan participation sales of $4.6 million and a decrease in foreclosed asset sales of $2.9 million.  We also received $1.6 million less in principal payments we collected from our mortgage loan investments.  In 2018, we expect to continue to grow our balance sheet through the funding of new loans and partially finance the origination of these loans through the sale of loan participation interests.

Net cash provided by financing activities totaled $3.3 million for the twelve-month period ended December 31, 2017, a decrease of $3.2 million from $6.5 million provided by financing activities during the twelve months ended December 31, 2016.  Investor note sale during 2017 decreased by $2.1 million in 2017 as compared to 2016, which accounted for the decrease in cash provided by financing activities.

Liquidity and Capital Resources

We rely on cash generated from our operations, cash reserves and proceeds from the sale of loan participations and investor notes to meet our obligations as they arise.  In addition, we earn cash from other revenue-generating activities, chiefly commissions on securities sales and fees earned from managing client investments through our wholly-owned broker-dealer, MP Securities and fees generated from services provided to credit unions and loan servicing capabilities and other services we provide to credit unions and CUSOs.  We require cash to originate and acquire new mortgage loans, repay indebtedness, make interest payments to our note investors and pay expenses related to our general business operations.  Our liquidity plan relies primarily on cash generated by operations, cash reserves and proceeds from the sale of debt securities.  We supplement this liquidity plan by selling loan participations when necessary, as well as through the generation of additional sources of non-interest income.  In addition, the Company established a formal relationship with Catalyst Corporate Credit Union in 2017 and expects to formalize a short-term credit facility with a financial institution to warehouse church mortgages in 2018.

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

While the Company is in process of establishing a short-term credit facility with an institutional lender, we  cannot guarantee that these sources of cash will be available to us due to the uncommitted nature of the credit facility.  Our liquidity requirements for the near future were significantly reduced by the agreement reached with the NCUA to extend the maturity date of our borrowings under these facilities from 2018 to 2026.

Our liquidity ratio was 13.2% at December 31, 2017, which is well within our policy and operational comfort.  Our liquidity ratio is calculated as our cash balance divided by our total liabilities less the portion of our line of credit facilities due after one year.

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

Due to suitability and investment concentration limitations for investments made in our publicly offered debt securities, some of our investors were prevented from renewing or making investments in our publicly offered debt securities.  Due to those restrictions, the renewal rate fell to 34% in 2013.  As the Company began serving more clients that meet these suitability restrictions and offered other investment products to investors whom need to diversify their investments, renewal rates increased to 56% as of December 2016 and 64% for the year ended December 31, 2017.  We believe that the networking agreements entered into with ACCU and ECCU, as well as relationships developed with institutional investors, led to substantial increases in investor note sales in 2016 and 2017.  We further believe that the variety of note products we deliver through public and private offerings provides our clients options for suitable investments and we continue to explore options to provide proprietary investment products that meet the investment objectives of our investors.  While we do not expect that our investor renewal rate will necessarily return to the historic renewal rates we enjoyed prior to 2012, we expect continued improvement in our investor renewal rates over the next few years.

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

Credit Facilities Developments

As of December 31, 2017, our credit facilities’ commitments, amounts available and principal amounts outstanding were as follows:

National Credit Union Administration Facilities

Members United Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).  The MU Credit Facility replaced the original $100 million CUSO Line entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008.  Accrued interest is due and payable monthly in arrears on the MU Credit Facility on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  On March 30, 2015, the Company and the NCUA entered into an agreement to amend to the Loan and Security Agreement (the “LSA Amendments”) for both the MU Credit Facility and the $23.5 million credit facility the Company has with the National Credit Union Administration as Liquidating Agent of Western Federal Credit Union (the “WesCorp Credit Facility”).  The LSA Amendments altered the collateral requirements on both facilities, as well as some of the Company’s reporting requirements to the NCUA.  The balance of the MU Credit Facility was $63.4 million and $67.1 million at December 31, 2017 and 2016, respectively.  Effective as of November 30, 2016, the Company and the Lender agreed to amend the terms of the facility.  Under the amended terms of the facility, the required minimum monthly payment was increased to $450 thousand, and the facility will mature on November 1, 2026, at which point the final principal payment will be due.

The MU Credit Facility includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110% (120% for the MU Credit Facility and Wescorp Credit Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio.  At December 31, 2017 and 2016, the collateral securing the MU Credit Facility had an aggregate principal balance of $71.7 million and $79.4 million, respectively.  The loan collateral securing the facility was sufficient at December 31, 2017 and 2016.

In addition to the minimum collateralization requirement, the MU Credit Facility also includes covenants which prevent the Company from renewing or extending a loan pledged as collateral under this facility unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the MU Credit Facility, the Company has established a lockbox maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the MU Credit Facility.  Such Events of Default include, among others, failure to make timely payments due under the MU Credit Facility and the Company's breach of any of its covenants.  As of December 31, 2017 and 2016, the Company was in compliance with its covenants under the MU Credit Facility.

WesCorp Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).  The WesCorp Credit Facility Extension amends, restates and replaces a credit facility entered into by and between the Company and Western Corporate Federal Credit Union on November 30, 2009.  Under the WesCorp Credit Facility Extension, accrued interest is due and payable monthly in arrears on the first day of each month at the lesser of the maximum rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the WesCorp Credit Facility Extension may not be re-borrowed.  The WesCorp Credit Facility Extension requires monthly principal and interest payments of $106 thousand.  As of December 31, 2017 and 2016, $18.1 million and $19.2 million, respectively, was outstanding on the WesCorp Credit Facility Extension. Effective as of November 30, 2016, the Company and the Lender agreed to amend the terms of the facility.  Under the amended terms of the facility, the required minimum monthly payment was increased to $129 thousand and the facility will mature on November 1, 2026, at which point the final principal payment will be due.

The WesCorp Credit Facility Extension includes a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110% (120% for the MU Credit Facility and Wescorp

Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio.  As of December 31, 2017 and 2016, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $26.9 million and $26.9 million, respectively. The loan collateral securing the facility was sufficient at December 31, 2017 and 2016.    As of December 31, 2017 and 2016, the Company was in compliance with its covenants under the Wescorp Credit Facility Extension.

On November 30, 2016, we and the NCUA agreed to extend the maturity date of both of the NCUA Facilities from October 2018 to November 2026.  As part of the agreement, the regular monthly principal and interest payments due on the two credit facilities were re-amortized.  Under the terms of the new agreement, we now pay $579 thousand in monthly principal and interest payments and will be required make a final balloon payment of approximately $34 million in November 2026.  No other terms of the facilities were altered as part of this agreement.

Investor Notes

SEC Registered Public Offerings

We also rely on the sale of our investor notes to provide the funding for origination and purchase of mortgage loan assets and fund our general operations.  As of December 31, 2017, a total of $69.1 million of our investor debt securities were issued and outstanding.  For further information on our investor notes, see Note 10,  Notes Payable in our accompanying audited consolidated financial statements for the year ended December 31, 2017, which is located in Part II, Item 8 of this Report.  Historically, we have offered investor notes under offerings registered with the SEC and in private placements exempt under the provisions of the Securities Act of 1933, as amended.  Since the Company’s inception, several classes of notes have been registered, retired, and are no longer outstanding.

Class A Offering.  In April 2008, we registered with the SEC an offering of $80.0 million of new Class A Notes that consisted of three series of notes, including a fixed series, flex series and variable series.  We registered an additional $100.0 million in Class A Notes with the SEC in June, 2010, and on June 24, 2011, we filed a registration statement with the SEC seeking to register an additional $75 million of our Class A Notes.  The Class A Notes offering expired on December 31, 2014 and no additional Class A Notes were sold after expiration.  As of December 31, 2017, $12.3 million in Class A Notes were outstanding.

Class 1 Offering.  The Class A Notes offering was replaced in January 2015 with the Class 1 Notes offering.  We registered $85 million of our Class 1 Notes in two series – fixed and variable notes.  The registration was declared effective on January 6, 2015.  Similar to our Class A Notes, our Class 1 Notes are all unsecured debt securities. The interest rates we pay on the fixed series and variable series notes are determined by reference to an index rate plus a rate spread as determined by the Class 1 Notes prospectus.    The Class 1 Notes offering expired on December

31, 2017 and no Class 1 Notes have been sold after the expiration date. As of December 31, 2017, $39.7 million in Class 1 Notes were outstanding.

Class 1A Offering.  The Class 1 Notes offering was replaced in February 2018 with the Class 1A Notes Offering. The Company registered $90 million of its Class 1A Notes in two series – fixed and variable notes. The registration statement was declared effective on February 27, 2018. Similar to the Company’s Class 1 Notes, our Class 1A Notes are all unsecured debt securities. The interest rate we pay on the fixed series notes is determined by reference to an index published by the Federal Reserve Board which reports the monthly average yield of a range of Treasury Securities, all adjusted to the equivalent of a one-year maturity (the “CMT Index”), that is in effect on the date the Note is issued plus a rate spread as determined in the Class 1A Notes prospectus.  The interest rate that we pay on the Variable Series Notes is determined by reference to the Variable Index in effect on the date the interest rate is set. As described in the Class 1A Notes prospectus, the CMT index is determined by the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities and the Variable Index is equal to the 3-month LIBOR rate. The 3-month LIBOR rate is the London interbank Offered Rate (“LIBOR”) interest rate for 3 – month obligations.

Private Offerings

In addition to the public notes, we offer notes under several private placement offerings.  In March 2013, we began offering Series 1 Subordinated Capital Notes and International Notes to accredited investors, as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.  Effective as of January 15, 2015, we commenced the offering of our Secured Investment Notes under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.  The Secured Investment Notes are secured by either 100% of their outstanding balance in cash or 105% of their outstanding balance in loans receivable.  Investors have to meet certain criteria in order to purchase these notes and are also subject to suitability restrictions.  At December 31, 2017, $9.8 million, $6.8 million, and $473 thousand of our Secured Investment Notes, Subordinated Capital Notes, and International Notes were outstanding, respectively.

Of the $69.1 million in investor notes that are outstanding at December 31, 2017, $10.7 million are available to be withdrawn at any time without penalty while an additional $15.4 million will mature in 2018.  Historically, we have experienced a high rate of renewal or reinvestment by our note holders upon maturity of their notes.  We believe the historical record of repeat purchasers by our debt security investors supports our confidence in the future viability of our investor note program.

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

The MU Credit Facility and WesCorp Credit Facility Extension agreements contain a number of standard borrowing covenants, including affirmative covenants to maintain good and indefeasible title to the pledged collateral free and clear of all liens, to maintain a lockbox for the benefit of the lender to collect payments from borrowers on the collateral notes and comply with customary covenants for a transaction of this nature.  In addition, unless otherwise waived by the NCUA, we may not renew or extend an underlying mortgage loan unless a recent appraisal is completed for such mortgaged property, the loan continues to be amortized over the same period as the prior note and requires the borrower to submit quarterly financial statements in the event the borrower has negative annual net income or a debt service coverage ratio of less than 1.0 to 1.0.  We are in compliance with these covenants as of December 31, 2017.

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

In connection with the above-mentioned strategy, we simulate the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon.  Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under a 200 basis point increase in the interest rates as of December 31, 2017:

Change (in basis points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
+200	$5,272	$57	1.09%	3.15%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments.  The above profile illustrates that, if there were an immediate and sustained increase of 200 basis points in interest rates, our net interest income would increase by $57 thousand over the “base case” (i.e., no interest rate change) and our net interest margin would increase from 3.12% to 3.15%.  We did not consider a decrease in interest rates in our analysis as interest rates remain at relatively low levels and have been increasing in the last year.  Based upon the review of management and our Board, we consider the results indicated by the report to be acceptable.

	Maturity Analysis
	as of December 31, 2017
	Amounts Subject to Maturity Within (dollars in thousands)
	Year 1	Year 2	Year 3	Year 4	Year 5	After Year 5	Non-Maturity	Total
Assets
Cash with financial institutions	$9,907	$--	$--	$--	$--	$--	$--	$9,907
Restricted cash							58	58
Loans, gross of deferred fees	32,212	15,635	11,740	12,519	16,875	63,733	--	152,714
Allowance for loan losses, loan discount, and deferred fees	--	--	--	--	--	--	(3,879)	(3,879)
Noninterest earning assets	--	--	--	--	--	--	2,222	2,222
Total assets	$42,119	$15,635	$11,740	$12,519	$16,875	$63,733	$(1,599)	$161,022

Liabilities
Borrowings from financial institutions	$4,940	$5,078	$5,203	$5,341	$5,477	$55,453	$--	$81,492
Notes payable	15,426	15,300	14,671	16,364	3,921	3,406	--	69,088
Other liabilities	--	--	--	--	--	--	1,013	1,013
Members' equity	--	--	--	--	--	--	9,429	9,429
Total liabilities and members' equity	$20,366	$20,378	$19,874	$21,705	$9,398	$58,859	$10,442	$161,022

Maturity gap	$21,753	$(4,743)	$(8,134)	$(9,186)	$7,477	$4,874	$(12,041)	$--
Cumulative maturity gap	$21,753	$17,010	$8,876	$(310)	$7,167	$12,041	$--	$--

The preceding table indicates that we have a positive one-year cumulative gap of $21.8 million at December 31, 2017.  This indicates that funds expected to become available in the next year due to maturing assets are greater than interest-bearing liabilities coming due in the next year.  The Company has $10.7 million outstanding of certain notes payable that have contractual maturities of up to 72 months but can be withdrawn in whole or in part at any time prior to maturity without restriction.  For purposes of the maturity analysis above, these notes are included in the year they contractually mature. If these funds all were to be withdrawn in the first year, the positive one-year maturity gap would be reduced to $11.1 million.

When an increase in interest rates will help the entity and a decrease in interest rates will hurt the entity, the entity is considered to be asset sensitive.  Currently, our balance sheet is asset sensitive as the amount of assets maturing is greater than the amount of liabilities maturing over the next year.  In the view of management, this sensitivity will not have a material adverse impact on the Company’s financial position and results of operations for 2018.

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

Report of Independent Registered Public Accounting Firm

To the Members

Ministry Partners Investment Company, LLC

Brea, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Hutchinson and Bloodgood LLP

We have served as the Company's auditor since 2005.

Glendale, California

March 29, 2018

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

December 31, 2017 and 2016

(Dollars in Thousands except for Unit Data)

	2017	2016
Assets:
Cash	$9,907	$9,683
Pledged cash	--	600
Restricted cash	58	53
Loans receivable, net of allowance for loan losses of $2,097 and $1,875 as of December 31, 2017 and 2016, respectively	148,835	144,264
Accrued interest receivable	742	657
Investments in joint venture	896	892
Property and equipment, net	103	115
Servicing assets	270	258
Other assets	211	116
Total assets	$161,022	$156,638
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$81,492	$86,326
Notes payable, net of debt issuance costs of $85 and $78 as of December 31, 2017 and 2016, respectively	69,003	60,479
Accrued interest payable	208	173
Other liabilities	890	853
Total liabilities	151,593	147,831
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding (liquidation preference of $100 per unit)	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding	1,509	1,509
Accumulated deficit	(3,795)	(4,417)
Total members' equity	9,429	8,807
Total liabilities and members' equity	$161,022	$156,638

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2017 and 2016

(Dollars in Thousands except for Unit Data)

	2017	2016
Interest income:
Interest on loans	$9,424	$8,803
Interest on interest-bearing accounts	47	33
Total interest income	9,471	8,836
Interest expense:
NCUA Credit Facilities	2,123	2,241
Notes payable	2,465	1,969
Total interest expense	4,588	4,210
Net interest income	4,883	4,626
Provision for loan losses	262	113
Net interest income after provision for loan losses	4,621	4,513
Non-interest income:
Broker-dealer commissions and fees	853	687
Other lending income	330	390
Total non-interest income	1,183	1,077
Non-interest expenses:
Salaries and benefits	2,753	2,785
Marketing and promotion	166	131
Office occupancy	152	147
Office operations and other expenses	1,287	1,358
Foreclosed assets, net	--	(281)
Legal and accounting	485	506
Total non-interest expenses	4,843	4,646
Income before provision for income taxes	961	944
Provision for income taxes and state LLC fees	24	22
Net income	$937	$922

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2017 and 2016

(Dollars in Thousands except for Unit Data)

	Series A Preferred		Class A Common
	Units		Units
	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Total

Balance, December 31, 2015	117,100	$11,715	146,522	$1,509	$(5,066)	$8,158
Net income	--	--	--	--	922	922
Dividends on preferred units	--	--	--	--	(273)	(273)

Balance, December 31, 2016	117,100	$11,715	146,522	$1,509	$(4,417)	$8,807
Net income	--	--	--	--	937	937
Dividends on preferred units	--	--	--	--	(315)	(315)

Balance, December 31, 2017	117,100	$11,715	146,522	$1,509	$(3,795)	$9,429

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2017 and 2016

(Dollars in Thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$937	$922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30	20
Amortization of deferred loan fees	(438)	(345)
Amortization of debt issuance costs	114	96
Provision for loan losses	262	113
Accretion of allowance for loan losses on restructured loans	--	(5)
Accretion of loan discount	(44)	(43)
Gain on sale of loans	(136)	(135)
Gain (loss) on investments	(4)	6
Gain on sale of foreclosed assets	--	(278)
Credit for foreclosed asset losses	--	(6)
Changes in:
Accrued interest receivable	(85)	(112)
Other assets	75	92
Other liabilities and accrued interest payable	63	117
Net cash provided by operating activities	774	442
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(29,917)	(42,733)
Loan sales	9,735	14,292
Loan principal collections	15,784	17,368
Foreclosed asset sales	--	2,865
Purchase of property and equipment	(18)	(77)
Net cash used by investing activities	(4,416)	(8,285)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in NCUA borrowings	(4,834)	(3,911)
Net changes in notes payable	8,532	10,642
Debt issuance costs	(121)	(52)
Dividends paid on preferred units	(306)	(198)
Net cash provided by financing activities	3,271	6,481
Net decrease in cash	(371)	(1,362)
Cash at beginning of period	10,336	11,698
Cash at end of period	$9,965	$10,336
Supplemental Disclosures of Cash Flow Information
Interest paid	$4,553	$4,178
Income taxes and state LLC fees paid	$22	$20
Transfer of foreclosed assets to investments	$--	$900

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Note 1.Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company (“LLC”) on December 31, 2008.  The Compny is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  The Asset Management Assistance Center owns only Series A Preferred Units, while our credit union equity holders own both our Class A Common Units and Series A Preferred Units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans as well as unsecured loans for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt securities, as well as through other borrowings.  When the Company was formed, substantially all of the Company’s loans were purchased from its largest equity investor, the Evangelical Christian Credit Union (“ECCU”), of Brea, California. Currently the Company primarily originates church and ministry loans independently, and also from time to time purchases loans from credit unions other than ECCU. Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 30 states, with the largest number of loans made to California borrowers.

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

On April 26, 2010, the Company formed Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MP Securities was formed to provide financing solutions for churches, charitable institutions and faith-based organizations and act as a selling agent for securities offered by such entities. Effective July 14, 2010, MP Securities was qualified to transact business in the State of California.  On March 2, 2011, MP Securities’ application for membership in the Financial Industry Regulatory Authority (“FINRA”) was approved.  In October 2012 MP Securities began acting as a selling agent for the Company’s Class A Notes offering offered under a registration statement declared effective by the U.S. Securities and Exchange Commission (“SEC”).  In January 2015, MP Securities began acting as a selling agent for the Company’s Class 1 Notes offering.  In November 2012, MP Securities also began selling investments in mutual funds.  In addition to serving as a selling agent for MPIC’s debt securities, the Company offers other investment products including mutual funds.

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

On July 31, 2014, the Company executed a networking agreement with America’s Christian Credit Union (“ACCU”), whereby ACCU will refer its credit union members to the Company for investment and insurance services and financial planning.  The Company reached a similar agreement with ECCU on October 6, 2014. Under the terms of the networking agreements, and subsequent amendments, the Company remits a proportional share of the revenue to both ACCU and ECCU when their members utilize the investment, insurance, or financial planning services of the Company.

The Company has executed multiple selling and/or solicitor agreements with additional third party investment and insurance product providers to meet client or member needs.

Due to its broad offering of products and services, MP Securities is directly regulated by the following federal and state entities:  the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), the California Department of Business Oversight, and the California Department of Insurance.  In addition, MP Securities is licensed with the state insurance or securities divisions in every state in which business is conducted. Through December 31, 2017, MP Securities was licensed for insurance in 15 states and for investments in 24 states.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of December 31, 2017 and 2016.

A portion of the Company’s cash held at credit unions is insured by the National Credit Union Insurance Fund, while a portion of cash held at other financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company maintains cash that may exceed insured limits.  The Company does not expect to incur losses in its cash accounts.

Reclassifications

Certain reclassifications have been made to the 2016 financial statements to conform to the 2017 presentation.  Neither member’s equity nor net income for the year ended December 31, 2016 were impacted by the reclassifications.

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

Investments in Joint Venture

The Company’s investment in a joint venture is analyzed for impairment by management on a periodic basis by comparing the carrying value to the estimated value of the underlying real property.  Any impairment charges will be recorded as a valuation allowance against the value of the asset.  The Company’s share of income and expenses of the joint venture will increase or decrease the Company’s investment and will be recorded on the income statement as realized gains or losses on investment.

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

-Changes in the value of underlying collateral for collateral-dependent loans; and

-The effect of credit concentrations.

These factors are adjusted on an on-going basis. The specific component of the Company’s allowance for loan losses relates to loans that are classified as impaired.  For such loans, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.

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

Company’s loan portfolio consists of one segment – church loans. The loan portfolio is segregated into the following portfolio classes:

Wholly-Owned First Collateral Position. This portfolio class consists of wholly-owned loans and the retained portion of loans originated by the Company and sold for which the Company possesses a senior lien on the collateral underlying the loan.

Wholly-Owned Junior Collateral Position. This portfolio class consists of the wholly-owned loans and the retained portion of loans originated by the Company and sold for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  This class also contains any loans that are not secured.  These loans present higher credit risk than loans for which the Company possesses a senior lien due to the increased risk of loss should the loan default.

Participations First Collateral Position. This portfolio class consists of the participated loans purchased from another financial entity for which the Company possesses a senior lien on the collateral underlying the loan. Loan participations purchased present higher credit risk than wholly owned loans because the Company does not maintain full control over the disposition and direction of actions regarding the management and collection of the loans.  The lead lender directs most servicing and collection activities, and major actions must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with those of the Company.

Participations Junior Collateral Position. This portfolio class consists of the participated loans purchased from another financial entity for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral.  Loan participations in the junior collateral position loans have higher credit risk than wholly owned loans and participated loans purchased where the Company possesses a senior lien on the collateral.  The increased risk is the result of the factors presented above relating to both junior lien positions and participations.

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

Income Taxes

The Company has elected to be treated as a partnership for income tax purposes. Therefore, income and expenses of the Company are passed through to its members for tax reporting purposes.  According to its operating agreement, Tesoro Hills, LLC, a joint venture in which the Company has an investment, has also elected to be treated as a partnership for income tax purposes.  The Company and MP Securities are subject to a California LLC fee.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements in the year of adoption, through cumulative adjustment while the guidance related to equity securities without readily determinable fair values, should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. Management is assessing the impact of ASU 2016-02 on its accounting and disclosures and expects this pronouncement will not have a material impact on the Company’s consolidated financial position or results of operation.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. Management is currently evaluating the potential impact of the pending adoption of ASU 2016-13 on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: (i) debt prepayment or debt extinguishment, (ii) settlement of zero-coupon bonds, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method invitees, (vii) beneficial interest in securitizations transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance requires companies to apply the requirements retrospectively to all prior periods presented. If it is impracticable for a company to apply ASU 2016-15 retrospectively, requirements may be applied prospectively as of the earliest date practicable. Management is currently evaluating the potential impact of the pending adoption of ASU 2016-15 on the consolidated financial statements.

In December 2016, FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which is intended to provide clarification of aspects of the guidance issued in ASU 2014-09. ASU 2016-20 addresses (i) loan guarantee fees, (ii) impairment testing of contract costs, (iii) provisions for losses on construction-type and production-type contracts, and (iv) various disclosures. ASU 2016-20 is effective concurrently with ASU 2014-09 which we are required to adopt in the first quarter of fiscal year 2018. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through cumulative adjustment. The Company adopted the new revenue guidance effective January 1, 2018, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. This cumulative adjustment had an immaterial impact to Company’s consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for (i) transactions which the acquisition date occurs before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance, or (ii) for transactions in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date or effective date of the ASU, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The guidance requires companies to apply the requirements prospectively. ASU 2017-01 is not expected to have a significant impact on the consolidated financial statements.

Note 2.Pledge of Cash and Restricted Cash

Some of the Company’s cash may be pledged as collateral for its borrowings and is considered restricted cash.  At December 31, 2017,  there was no pledged cash.  At December 31, 2016, $600 thousand was pledged as collateral for secured notes (see Note 10).

Restricted cash consists of funds the Company is required to maintain in a Central Registration Depository (CRD) account with FINRA, as well as funds the Company has deposited with RBC Dain as clearing deposits. The CRD funds may only be used for fees charged by FINRA to maintain the membership status of the Company, as well as fees related to registered and associated persons of the Company.  At December 31, 2017 and 2016, restricted cash held in the CRD account totaled $236 and $2,098, respectively.  At December 31, 2017 and 2016, restricted cash held with RBC Dain totaled $57,743 and $50,705.

Note 3.Related Party Transactions

Transactions with Equity Owners

Transactions with ECCU

Abel Pomar began serving as a member of the Company’s board of managers in February 2016. Mr. Pomar currently serves as the President, Chief Executive Officer of ECCU.

The Company maintains a portion of its cash at ECCU.  Total funds held with ECCU were $1.1 million and $1.2 million at December 31, 2017 and 2016, respectively. Interest earned on these funds totaled approximately five thousand and $15 thousand for the years ended December 31, 2017 and 2016, respectively.

The Company leases offices from ECCU pursuant to an Office Lease dated November 4, 2009 and amended on October 11, 2013, and purchases other services from ECCU. Charges of approximately $138 thousand and $109 thousand for the years ended December 31, 2017 and 2016, respectively, were made primarily for rent, while charges for other services purchased from ECCU were immaterial. All of these charges are included in Office Occupancy or Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

In the past, the Company has purchased mortgage loans, including loan participation interests, from ECCU, our largest equity owner.  The Company did not purchase any loans from ECCU during the years ended December 31, 2017 and 2016.  During the years ended December 31, 2017 and 2016, the Company recognized $546 thousand and $602 thousand of interest income on loans purchased from ECCU, respectively.  ECCU currently acts as the servicer for seven of the 166 loans in the Company’s loan portfolio.  Per the loan servicing agreement with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, loan participations the Company purchases from ECCU have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  On loan participation interests purchased from ECCU, the Company negotiates the pass-through interest rates with ECCU on a loan by loan basis. At December 31, 2017, the Company did not invest in wholly-owned loans serviced by ECCU. At December 31, 2016, the Company’s investment in wholly-owned loans serviced by ECCU totaled $899 thousand.  At December 31, 2017 and 2016, the Company’s investment in loan participations serviced by ECCU totaled $9.2 million and $10.3 million, respectively.

On October 6, 2014, MP Securities reached a networking agreement with ECCU whereby ECCU refers clients to MP Securities for investment advisory services.  In exchange, the Company remits to ECCU a solicitor fee allowable by the California Department of Business Oversight.  The Company remitted $24 thousand and $71 thousand in fees during the years ended December 31, 2017 and 2016, respectively.

On April 8, 2016, the Company and ECCU entered into a Master Services Agreement (the “Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ECCU commencing on the effective date of the Services Agreement and ending on December 31, 2016; provided, however, that unless either party provides at least thirty (30) days written notice to the other party prior to its expiration, the agreement will automatically renew for successive one year periods.  The agreement was renewed in 2018 for an additional six months.  Either party may terminate the Services Agreement for any reason by providing thirty (30) days prior written notice.  The Company has agreed to assign a designated service representative which must be approved by ECCU in performing its duties under the Agreement.  Pursuant to the terms of the Services Agreement, the Company will make visits, deliver reports, provide marketing, educational and loan related services to ECCU’s members, borrowers, leads, referral sources and contacts in the southeast region of the United States.  Subsequently, the agreement was amended on March 1, 2018 and now includes referral fee income to be paid by either party on the successful closing of a formally referred loan.  For the years ended December 31, 2017 and 2016, the Company recognized $54 thousand and $68 thousand in income as a result of this agreement.

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU pursuant to which the Company has agreed to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans.  The term of the Agreement is for a period of three years.  For the years ended December 31, 2017 and 2016, the Company recognized $9 thousand and $2 thousand in income as a result of this agreement.

Transactions with ACCU

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

The Company has sold $9.3 million in loan participations to ACCU since 2011, including $6.4 million during the twelve month period ended December  31, 2017.  As of December 31, 2017, the outstanding balance of loan participations sold to ACCU is $2.7 million.

The Company maintains a portion of its cash at ACCU. Total funds held with ACCU were $6.1 million and $4.8 million at December 31, 2017 and 2016, respectively. Interest earned on these funds totaled approximately $26 thousand and $7 thousand for the years ended December 31, 2017 and 2016, respectively.

In addition, the Company’s wholly-owned subsidiary, MP Securities, has a Networking Agreement with ACCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ACCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ACCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ACCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ACCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ACCU for permitting it to use the designated location to offer such products and services to ACCU’s members under an arrangement that will entitle ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $190 thousand and $120 thousand to ACCU under the terms of this agreement during the year ended December 31, 2017 and 2016, respectively.

On August 14, 2017, The Company and ACCU entered into a Master Services Agreement (the “ACCU Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ACCU commencing on the effective date of the ACCU Services Agreement and ending on February 15, 2018, provided, however, that the agreement will automatically renew for successive one year periods. The agreement was automatically renewed in 2018. Either party may terminate the ACCU Services Agreement for any reason by providing thirty (30) days prior written notice. The Company has agreed to assign a designated representative which must be approved by ACCU in performing its duties under the Agreement. Pursuant to the terms of the ACCU Services Agreement, the Company will make visits, deliver reports, provide marketing, educational and loan related services to ACCU members, borrowers, leads, referral sources and contacts in the Western region of the United States. The Company recognized $12 thousand for the twelve month period ended December  31, 2017.

Transactions with Oher Equity Owners

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

From time to time, managers and management have purchased investor notes issued by the Company.  Investor notes payable to related parties total $250 thousand and $53  thousand at December 31, 2017 and 2016, respectively.

Transactions with Subsidiaries

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

Under the terms of the Managing Participating Broker Dealer Agreement (the “MPB Agreement”) entered into with MP Securities and possible participating brokers in the future, the Company will pay gross selling commissions ranging from 1.25% to 5.00% for the sale of Fixed Series Class 1 Notes and an amount equal to .50% of the amount of Variable Series Class 1 Notes sold plus an amount equal to .25% per annum on the average note balance of such Variable Series Class 1 Note.  Both the gross commissions and managing participating broker commissions will be reduced by .25% of the total amount of each note sold in the offering to a repeat purchaser who is then, or has been within the immediately preceding thirty (30) days, an owner of one of the Company’s investor notes.  No commissions are paid on the accrued interest deferred and added to the principal balance of a note when an investor elects to defer interest received on a note.  In the event MP Securities provides wholesaling services in connection with the Class 1 Notes offering, the Company may reimburse MP Securities and any other selling group member up to $40 thousand in wholesaling expenses.  As of the date of this Report, no wholesaling expenses have been paid to MP Securities or any other selling group member under the Class 1 Notes offering.

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

In addition, the Company has signed an Administrative Services Agreement with MP Securities which stipulates that it will provide certain services to MP Securities.  This agreement was updated in November 2017 and subsequently in February of 2018. These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  In December 2015, the Company agreed if requested by MP Securities to waive and abate MP Securities’ obligation to pay the Company for these services for a limited period of time not to exceed twelve months and subject to a maximum expense abatement of $250 thousand.  For the year ended December 31, 2016, no abatements had been requested by MP Securities or made by the Company. Pursuant to resolutions adopted by the Board of Managers in November 2016, the Board authorized the officers of the Company to extend the terms of this agreement for an additional twelve month period.  The agreement was not renewed at expiration in November of 2017.  For the year ended December 31, 2017,  no abatements had been requested by MP Securities or made by the Company.  The total expenses charged to the Company by MPIC were $530,494 and $629,895 for the years ended December 31, 2017 and 2016, respectively.

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

Note 4.Loans

All of the loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2031. The loans carry interest rates ranging from 3.00% to 8.50%, with a weighted average note rate of 6.31% and 6.28% as of December 31, 2017 and December 31, 2016.  See Note 9 for detail on loans pledged as collateral for NCUA credit facilities and Note 10 for detail on loans pledged as collateral for notes payable. A summary of loans as of December 31 follows (dollars in thousands):

	2017	2016

Loans to evangelical churches and related organizations:
Real estate secured	$151,214	$146,743
Unsecured	1,500	1,239
Total loans	152,714	147,982

Deferred loan fees, net	(911)	(980)
Loan discount	(871)	(863)
Allowance for loan losses	(2,097)	(1,875)
Loans, net	$148,835	$144,264

The Company’s loan portfolio is comprised of one segment – church loans. The loans fall into four classes, which are defined in Note 1: wholly-owned loans for which the Company possesses the first collateral position, wholly-owned loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans purchased for which the Company possesses the first collateral position, and participated loans purchased for which the Company possesses a junior collateral position.

Loans by portfolio segment (church loans) and the related allowance for loan losses are presented below. Loans and the allowance for loan losses are further segregated by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of

	December 31, 2017	December 31, 2016

Loans:
Individually evaluated for impairment	$9,255	$8,878
Collectively evaluated for impairment	143,459	139,104
Balance	$152,714	$147,982

Allowance for loan losses:
Individually evaluated for impairment	$--	$1,072
Collectively evaluated for impairment	2,097	803
Balance	$2,097	$1,875

Allowance for Loan Losses

Management believes that the allowance for loan losses as of December 31, 2017 and 2016 is appropriate. Changes in the allowance for loan losses by loan portfolio segment (church loans) as of and for the years ended December 31 are summarized as follows (dollars in thousands):

	2017	2016

Balance, beginning of period	$1,875	$1,785
Provision for loan loss	262	113
Chargeoffs	(40)	(20)
Recoveries	--	2
Accretion of allowance related to restructured loans	--	(5)
Balance, end of period	$2,097	$1,875

During the year ended December 31, 2016, the Company amended its credit policy to include the special mention category. The following table is a summary of the loan portfolio credit quality indicators by loan class at December 31, 2017 and 2016 (dollars in thousands)  :

Credit Quality Indicators (by class)
As of December 31, 2017
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$115,422	5,269	9,474	--	$130,165
Watch	13,082	--	212	--	13,294
Special mention	3,152	--	--	--	3,152
Substandard	5,907	196	--	--	6,103
Doubtful	--	--	--	--	--
Loss					--
Total	$137,563	$5,465	$9,686	$--	$152,714

Credit Quality Indicators (by class)
As of December 31, 2016
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$109,744	5,600	10,590	--	$125,934
Watch	12,950	--	220	--	13,170
Special mention	2,334	--	--	--	2,334
Substandard	6,339	205	--	--	6,544
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$131,367	$5,805	$10,810	$--	$147,982

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at December 31, 2017 and 2016 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2017

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$--	3,521	1,587	5,108	132,455	137,563	$--

Wholly-Owned Junior	--	196	--	196	5,269	5,465	--
Participation First	--	--	--	--	9,686	9,686	--
Participation Junior	--	--	--	--	--	--	--

Total	$--	$3,717	$1,587	$5,304	$147,410	$152,714	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2016

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing

Church loans:
Wholly-Owned First	$3,598	886	1,334	5,818	125,549	131,367	$--
Wholly-Owned Junior	--	--	--	--	5,805	5,805	--
Participation First	1,358	--	--	1,358	9,452	10,810	--
Participation Junior	--	--	--	--	--	--	--

Total	$4,956	$886	$1,334	$7,176	$140,806	$147,982	$--

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

The following tables are summaries of impaired loans by loan class at December 31, 2017 and 2016.  The recorded investment in impaired loans reflects the balances in the financial statements, net of loan discounts, whereas the unpaid principal balance reflects the contractual balances before application of collected interest payments toward the recorded investment (dollars in thousands):

Impaired Loans (by class)
As of and for the Year Ended December 31, 2017

	Recorded Investment	Unpaid Principal Balance	Related Discount	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$5,060	6,395	443	--	4,703	--
Wholly-Owned Junior	196	216	11	--	200	--
Participation First	--	--	--	--	--	--
Participation Junior	--	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	3,999	5,271	319	1,260	4,163	--
Wholly-Owned Junior	--	--	--	--	--	--
Participation First	--	--	--	--	--	--
Participation Junior	--	--	--	--	--	--

Total:
Church loans	$9,255	$11,882	773	$1,260	$9,066	$--

Impaired Loans (by class)
As of and for the Year Ended December 31, 2016

	Recorded Investment	Unpaid Principal Balance	Related Discount	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Church loans:
Wholly-Owned First	$4,347	$5,419	425	$--	$3,114	$31
Wholly-Owned Junior	204	216	11	--	204	--
Participation First	--	--		--	--	--
Participation Junior	--	--		--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	4,327	5,345	319	1,072	5,506	13
Wholly-Owned Junior	--	--		--	1,664	--
Participation First	--	--		--	--	--
Participation Junior	--	--		--	--	--

Total:
Church loans	$8,878	$10,980	755	$1,072	$10,487	$44

A summary of nonaccrual loans by loan class at December 31, 2017 and 2016 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of December 31, 2017

Church loans:
Wholly-Owned First	$8,167
Wholly-Owned Junior	196
Participation First	--
Participation Junior	--

Total	$8,363

Loans on Nonaccrual Status (by class)
As of December 31, 2016

Church loans:
Wholly-Owned First	$8,674
Wholly-Owned Junior	205
Participation First	--
Participation Junior	--

Total	$8,878

The Company did not perform a troubled debt restructure in 2017.  Five previously structured loans with a recorded balance of $4.2 million matured during 2017 and are in process of a new restructure.  A summary of troubled debt restructurings by loan class that were modified during the year ended December 31, 2016 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the Year Ended December 31, 2016

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End

Church loans:
Wholly-Owned First	1	$944	$944	$925

Total	1	$944	$944	$925

The Company restructured one loan during the year ended December 31, 2016. The Company lowered the interest rate on this loan as part of the restructure, but did not add any amounts to the principal balance. This loan had been previously restructured.  Interest was added to this loan as part of a prior restructuring transaction.

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

No additional funds were committed to be advanced in connection with impaired loans, including restructured loans, as of December 31, 2017 or 2016.

Note 5. Investments in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”), a company that will develop and market property formerly classified by the Company as a foreclosed asset.  In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project as part of the agreement and reclassified the carrying value of the property from foreclosed assets to investments in joint venture.  The Company’s initial investment in the joint venture was $900 thousand, which was equal to its carrying value in the foreclosed asset at December 31, 2015.

The joint venture incurred $10 thousand in losses for the year ended December 31, 2016, of which $8 thousand was allocated to the Company according to the terms of the operating agreement.  As of December 31, 2016, the carrying value of the investment was $892 thousand.  For the year ended December 31, 2017 the joint venture recorded a $4 thousand gain, of which $4 thousand was allocated to the Company.  The carrying value of the investment as of December 31, 2017 is $896 thousand.  Management has conducted an evaluation of the investment as of December 31, 2017 and has determined that the investment is not impaired.

Note 6. Foreclosed Assets

All of the Company’s foreclosed assets as of December 31, 2015 were sold or transferred to a joint venture investment during the year ended December 31, 2016.  The Company did not acquire any new foreclosed assets for the year ended December 31, 2017 and 2016.

Foreclosed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on foreclosed assets is as follows (dollars in thousands):

	Allowance for Losses on Foreclosed Assets for the Years Ended December 31,
	2017	2016
Balance, beginning of period	$--	$1,111
Provision (credit) for losses	--	(6)
Charge-offs	--	(1,111)
Recoveries	--	6
Balance, end of period	$--	$--

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Income and Expenses for the Years Ended December 31,
	2017	2016
Net gain on sale of foreclosed assets	$--	$278
Credit for losses	--	6
Operating expenses, net of rental income	--	(3)
Net income	$--	$281

Note 7.  Loan Participation Sales

During the year December 31, 2017, the Company sold participations in six church loans totaling $9.7 million.  During the year ended December 31, 2016, the Company sold participations in 22 church loans totaling $14.3 million.  The Company retained servicing responsibilities in these loans, and as a result, the Company recorded servicing assets totaling $203 thousand and $155 thousand during the years ended December 31, 2017 and 2016, respectively. These assets are being amortized using the interest method over the terms of the loans.  The amortization of servicing assets is recorded as an adjustment to servicing fee income and totaled $191 and $83 thousand for the years ended December 31, 2017 and 2016, respectively.

A summary of servicing assets for the year ended December 31, 2017 and 2016 is as follows (dollars in thousands):

	2017	2016
Balance, beginning of period	$258	$186
Additions:
Servicing obligations from sale of loan participations	203	155
Subtractions:
Amortization	(191)	(83)
Balance, end of period	$270	$258

For the years ended December 31, 2017 and 2016, the Company recognized gains of $136 thousand and $135 thousand, respectively, on the sales of loan participations.

Note 8.Premises and Equipment

Premises and equipment consist of the following at December 31 (dollars in thousands):

	2017	2016

Furniture and office equipment	$486	$468
Computer system	222	222
Leasehold improvements	25	25

Total premises and equipment	733	715
Less accumulated depreciation and amortization	(630)	(600)

Premises and equipment, net	$103	$115

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 amounted to $30 thousand and $20 thousand, respectively.

Note 9.NCUA Credit Facilities

Items Applicable to Each NCUA Credit Facility

On November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“Lender”) entered into an $87.3 million credit facility refinancing transaction (the “MU Credit Facility”).

Also on November 4, 2011, the Company and the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (previously herein defined as “Lender”) entered into a $23.5 million credit facility refinancing transaction (the “WesCorp Credit Facility Extension”).

Accrued interest is due and payable monthly in arrears on the NCUA credit facilities on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the MU Credit Facility may not be re-borrowed.  Effective as of November 30, 2016, the Company and the Lender agreed to amend the terms of the facilities.  Under the amended terms of the facility, the required minimum monthly payment was increased and the facilities will mature on November 1, 2026, at which point the final principal payment will be due.

Future principal paydowns from NCUA credit facilities are as follows at December 31:

2018	4,940
2019	5,078
2020	5,203
2021	5,341
2022	5,477
Thereafter	55,453
$81,492

The NCUA credit facilities include a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio.  In total, the collateral securing both facilities at December 31, 2017 and December 31, 2016 satisfied the 120% minimum.  In addition, the collateral securing both facilities at December 31, 2017 and December 31, 2016 separately satisfied the 110% minimum.

The NCUA credit facilities also include covenants which prevent the Company from renewing or extending a loan pledged as collateral under these facilities unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the facilities, the Company has established two separate lockboxes for each facility maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the NCUA credit facilities.  Such Events of Default include, among others, failure to make timely payments due under the NCUA credit facilities and the Company's breach of any of its covenants.  As of December 31, 2017 and 2016,  respectively, the Company was in compliance with its covenants under each of the NCUA credit facilities.

Members United Facility

The balance of the MU Credit Facility was $63.4 million and $67.1 million at December 31, 2017 and 2016, respectively.  Under the amended terms of the facility, the required minimum monthly payment was increased to $450 thousand.

At December 31, 2017 and December 31, 2016, the collateral securing the MU Credit Facility had an aggregate principal balance of $71.7 million and $79.4 million, respectively.  The collateral securing the MU Credit Facility at December 31, 2017 and 2016 satisfied the 110% minimum.

WesCorp Facility

As of December 31, 2017 and 2016,  $18.1 million and $19.2 million, respectively, was outstanding on the WesCorp Credit Facility Extension. Under the amended terms of the facility, the required minimum monthly payment was increased to $129 thousand.

As of December 31, 2017 and 2016, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $26.9 million at each year end.   The collateral securing the WesCorp Credit Facility Extension at December 31, 2017 and 2016 satisfied the 110% minimum collateralization ratio required by the amended agreement.

Note 10.Notes Payable

SEC Registered Public Offerings

Notes payable comprised unsecured and secured notes totaling $59.3 million and $9.8 million, respectively, at December 31, 2017.  Notes payable comprised of unsecured and secured notes totaling $57.2 million and $3.4 million, respectively, at December 31, 2016.  The notes are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU or ACCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

Class A Offering.  In April 2008, the Company registered with the SEC $80.0 million of new Class A Notes in three series, including a Fixed Series, Flex Series and Variable Series.  This was a "best efforts" offering and continued through April 30, 2010.  The Company registered an additional $100.0 million of Class A notes on both June 3, 2010 and May 4, 2011.  The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class A Notes required the Company to maintain a minimum tangible adjusted net worth, as defined in the Class A Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company was in compliance with these covenants as of December 31, 2017 and 2016.

The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”). The Class A Note Offering expired on December 31, 2015 and the Company discontinued the sale of its Class A Notes. At December 31, 2017 and 2016, $12.3 million and $17.3 million of these notes were outstanding, respectively.

Class 1 Offering.  In January 2015, the Company registered with the SEC $85.0 million of new Class 1 Notes in two series, including a Fixed Series and Variable Series.  This is a "best efforts" offering and will continue through December 31, 2017.  The offering includes two categories of notes, including a fixed interest note and a variable interest note.  The interest rates the Company will pay on the Fixed Series Notes are determined by reference to the Swap Index, an index that is based upon a weekly average Swap rate reported by the Federal Reserve Board, and is in effect on the date they are issued. These notes bear interest at the Swap Index plus a rate spread of 1.7% to 2.5% and have maturities ranging from 12 to 60 months.  The interest rates the Company pays on the Variable Series Notes are determined by reference to the Variable Index in effect on the date the interest rate is set and bear interest at a rate of the Swap Index plus a rate spread of 1.50% to 1.80%.  Effective as of January 6, 2015, the Variable Index is defined under the Class 1 Notes as the three month LIBOR rate.

The Class 1 Notes also contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Class 1 Notes require the Company to maintain a minimum tangible adjusted net worth, as defined in the Class 1 Notes Trust Indenture Agreement, of not less than $4.0 million.  The Company is not permitted to issue any Class 1 Notes if, after giving effect to such issuance, the Class 1 Notes then outstanding would have an aggregate unpaid balance exceeding $125.0 million.  The Company’s other indebtedness, as defined in the Class 1 Notes Trust Indenture Agreement, and subject to certain exceptions enumerated therein, may not exceed $20.0 million outstanding at any time while any Class 1 Notes are outstanding. The Company was in compliance with these covenants as of December 31, 2017 and 2016.

The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank.  The Class 1 Notes are part of up to $300 million of Class 1 Notes the Company may issue pursuant to the US Bank Indenture.  At December 31, 2017 and 2016,  $39.7 million and $32.9 million of Class 1 Notes were outstanding, respectively.

Class 1A Offering.  The Class 1 Notes offering was replaced in February 2018 with the Class 1A Notes Offering. The Company registered $90 million of its Class 1A Notes in two series – fixed and variable notes. The registration was declared effective on February 27, 2018. Similar to the Company’s Class 1 Notes, Class 1A Notes are unsecured. The interest rate paid on the Fixed Series Notes is determined in reference to the CMT Index in effect on the date that they are issued plus a rate spread as determined in the Class 1A prospectus.  The interest rate paid on the Variable Series Notes is determined by reference to the Variable Index in effect on the date the interest rate is set. The CMT index is determined by the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The Variable Index is equal to the 3-month LIBOR rate.

Private Offerings

Secured Investment Certificates (“Secured Notes”).  In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The Notes require as collateral either cash pledged in the amount of 100% of the outstanding balance of the Notes or loans receivable pledged in the amount of 105% of the outstanding balance of the Notes.  At December 31, 2017 and 2016, a total of $9.8 million and $3.4 million in Secured Notes were outstanding.  At December 31, 2017 and 2016,  the collateral securing the Secured Notes had an outstanding balance of $10.9 million and $2.9 million, respectivly.  The December 31, 2017 collateral balance was sufficient to satisfy the minimum collateral requirement of the private placement memorandum. As of December 31, 2017 no cash was pledged in regards to the Secured Notes. The December 31, 2016 collateral balance was not sufficient to satisfy the minimum collateral requirement of the private placement memorandum, therefore as of December 31, 2016 the Company had pledged $600 thousand in cash to meet the minimum collateralization requirements of the Secured Notes.

Series 1 Subordinated Capital Notes (“Subordinated Notes”).  In February 2013, the Company launched the sale of its Subordinated Notes pursuant to a limited private offering to qualified investors that meets the requirements of Rule 506 of Regulation D.  The Subordinated Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. At December 31, 2017 and 2016, a total of $6.8 million and $5.1 million respectively in notes sold pursuant to this offering were outstanding.

International Notes.  In March 2013, the Company launched the sale of a new private offering of its 2013 International Notes.  This offering was made only to qualified investors that meet the requirements of Rule 902 of Regulation S.  Including International Notes sold under previous private offerings, at December 31, 2016, $54 thousand of its International Notes were outstanding.  No International Notes were outstanding at December 31, 2017.

Special Offering Notes.  Special Offering Notes are unsecured general obligation notes having various terms we have issued over the past several years to ministries, ministry-related organizations, and individuals. Except for a small number of investors (in total not exceeding 35 persons), the holders of these Notes are accredited investors within the meaning of Regulation D under the 1933 Securities Act. We may continue to sell our debt securities to eligible investors on an individual, negotiated basis as we deem appropriate and in compliance with exemptions from registration or qualifications under federal and applicable state securities laws. At December 31, 2017 and 2016, a total of $473 thousand and $1.8 million respectively in notes sold pursuant to this offering were outstanding.

Under the Subordinated Notes and 2013 International Notes offerings, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at December 31, 2017.

A summary of notes payable at December 31 is as follows (dollars in thousands):

	Amount		Weighted Average Interest Rate
	2017	2016	2017	2016
SEC Registered Public Offerings
Class 1 Offering	$39,704	$32,876	3.70%	3.24%
Class A Offering	12,255	17,308	4.00%	3.86%

Private Offerings
Special Offering Notes	473	1,827	3.94%	4.34%
Subordinated Notes	6,835	5,147	4.66%	4.74%
Secured Notes	9,821	3,345	3.77%	3.30%
International Notes	--	54	--%	3.62%
Notes Payable, gross	$69,088	$60,557
Debt Issuance Costs	85	78
Notes Payable, net	69,003	60,479

The following are maturities of notes payable for each of the next five years ending December 31 (dollars in thousands):

2018	$15,426
2019	15,300
2020	14,671
2021	16,364
2022	3,921
Thereafter	3,406
$69,088

Note 11.Commitments and Contingencies

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount at:

	December 31, 2017	December 31, 2016

Undisbursed loans	$1,199	$2,073
Standby letter of credit	$384	$764

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

On November 11, 2017, Mr. Harold D. Woodall, former Senior Vice President and Chief Credit Officer, filed a suit against the Company and its Chief Executive Officer and President, Joseph Turner, Jr. in the Superior Court of Orange County, California.  Mr. Woodall’s employment arrangement with the Company terminated effective as of September 5, 2017.  Mr. Woodall’s suit alleges that the Company wrongfully terminated his employment and violated California’s Fair Employment and Housing Act of 1959, and the California Labor Code’s whistle blowing law.  Mr. Woodall seeks compensatory damages, punitive damages, attorney’s fees and other relief as the court deems just.  The Company believes the allegations in Mr. Woodall’s suit are groundless without merit and it intends to vigorously contest the allegations set forth in Mr. Woodall’s complaint.  Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and the ultimate outcome cannot be predicted. As such, the Company has accrued $30 thousand as a contingent liability for the insurance deductible. The Company’s Professional Employer Organization is providing legal counsel for its defense.

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California. At December 31, 2017, future minimum rental payments for the years ending December 31 are as follows:

2018	149
2019	27
2020	7
Total	$183

Total rent expense, including common area and other occupancy costs, was $152 thousand and $147 thousand for the years ended December 31, 2017 and 2016, respectively. The Brea office lease expires in 2018 and contains one additional option to renew for five years.

The Fresno office lease was scheduled to expire in 2018 and subsequent to December 31, 2017, was extended through 2020.

Note 12.Office Operations and Other Expenses

Office operations and other expenses for the years ended December 31 comprise the following:

	2017	2016

Lending expenses	$53	$60
Repairs and maintenance	295	285
Depreciation	30	20
Insurance	278	321
Travel expenses	63	73
Human resources	48	59
Software servicing	56	44
Referral fees	214	191
Correspondent fees	59	60
Other	191	245

Total	$1,287	$1,358

Note 13.Preferred and Common Units Under LLC Structure

The Series A Preferred Units are entitled to a cumulative Preferred Return, payable quarterly in arrears, equal to the liquidation preference times a dividend rate of 190 basis points through March 2013 and 25 basis points thereafter over the 1-year LIBOR rate in effect on the last day of the calendar month in which the Preferred Return is paid.  In addition, the Series A Preferred Units are entitled to an annual Preferred Distribution, payable in arrears, equal to 10% of the Company’s profits, after subtracting from profits the Preferred Return.  The Company accrued $69 thousand and $72 thousand as an annual Preferred Distribution at December 31, 2017 and 2016, respectively.

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

The Class A Common Units have voting rights.

Note 14.Retirement Plans

401(k)

Employees who are at least 21 years of age are eligible to participate in the ADP 401(k) plan upon the hire date. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on Federal tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation and 50% of the employee’s contribution that exceeds 3%, up to a maximum of 5% of the employee’s compensation.  Company matching contributions for the plan years ended December 31, 2017 and 2016 were $80 thousand and $73 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the managers, and is calculated as a percentage of the eligible employee's annual earnings. There were no contributions to the profit sharing plan for the years ended December 31, 2017 and 2016.

Note 15.Fair Value

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2017 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$9,907	$9,907	$--	$--	$9,907
Loans, net	148,835	--	--	146,732	146,732
Investments in joint venture	896	--	--	896	896
Accrued interest receivable	742	--	--	742	742
FINANCIAL LIABILITIES:
NCUA credit facilities	$81,492	$--	$--	$76,945	$76,945
Notes payable	69,003	--	--	69,264	69,264
Other financial liabilities	346	--	--	346	346

	Fair Value Measurements at December 31, 2016 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$9,683	$9,683	$--	$--	$9,683
Loans, net	144,264	--	--	144,125	144,125
Investments in joint venture	892	--	--	892	892
Accrued interest receivable	657	--	--	657	657
FINANCIAL LIABILITIES:
NCUA credit facilities	$86,326	$--	$--	$83,322	$83,322
Notes payable	60,479	--	--	60,759	60,759
Other financial liabilities	302	--	--	302	302

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the underlying value of the Company, or the amounts the Company could have realized in a sales transaction at December 31, 2017 and 2016.

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

Investments in Joint Venture – Fair value is based on the value of the underlying real property.

Accrued Interest Receivable – The carrying amounts reported in the consolidated balance sheets approximate fair value as these receivables are short-term in nature.

Notes Payable – The fair value of fixed maturity notes is estimated by discounting the future cash flows using the rates currently offered for notes payable of similar remaining maturities.

NCUA Credit Facilities – The fair values of NCUA credit facilities are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

Other Financial Liabilities - The carrying amounts reported in the consolidated balance sheets approximate fair value as these payables are short-term in nature.

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2017 and 2016.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2017:
Collateral dependent loans (net of allowance and discount)	$--	$--	$6,135	$6,135
Investments in joint venture	--	--	896	896
	$--	$--	$7,031	$7,031

Assets at December 31, 2016:
Collateral dependent loans (net of allowance and discount)	$--	$1,062	$4,736	$5,798
Investments in joint venture	--	--	892	892
	$--	$1,062	$5,628	$6,690

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

Joint Venture Investment

Joint venture investments are initially recorded at the estimated value of the assets contributed to the joint venture.  After the initial contribution, the recorded value of the joint venture is adjusted by the Company’s prorated share of income and expenses earned and incurred by the joint venture.  The Company also performs a periodic impairment analysis to determine whether the value of the joint venture is lower than the recorded value of the joint venture based on the value of the underlying real property.  An impairment charge will be recorded on the investment if the analysis reveals any impairment to the asset’s value.

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

The following is a reconciliation of the assets for which significant unobservable inputs (Level 3) were used in determining fair value (dollars in thousands) for the years ended December 31, 2017 and 2016:

Impaired loans
(net of allowance and discount)
Balance, December 31, 2016	$4,736
Re-classifications of assets from Level 3 into Level 2	1,253
Allowance and discount, net of discount amortization	(500)
Loans that became impaired	1,495
Loan payments and payoffs	(849)
Balance, December 31, 2017	$6,135

Investment in joint venture
(net of allowance and discount)
Balance, December 31, 2016	$892
Pro rata share of joint venture gain	4

Balance, December 31, 2017	$896

Impaired loans
(net of allowance and discount)
Balance, December 31, 2015	$5,940
Re-classifications of assets from Level 3 into Level 2	(990)
Allowance and discount, net of discount amortization	(452)
Transfer of loans into foreclosed assets	--
Loans that became impaired	653
Loan payments and payoffs	(415)
Balance, December 31, 2016	$4,736

Investment in joint venture
(net of allowance and discount)
Balance, December 31, 2015	$--
Transfer of foreclosed assets to investment in joint venture	900
Pro rata share of joint venture losses	(8)
Balance, December 31, 2016	$892

Foreclosed assets
(net of allowance and discount)
Balance, December 31, 2015	$900
Transfer of foreclosed assets to investment in joint venture	(900)
Balance, December 31, 2016	$--

The following tables present the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis at December 31:

2017
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$6,135	Discounted appraised value	Selling cost / Estimated market decrease	25% -58% (37.72%)
Investment in joint venture	$896	Internal evaluations	Estimated future market value	0% (0%)

2016
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$4,736	Internal evaluations	Estimated market decrease	0% - 41% (24.77%)
Investment in joint venture	$892	Internal evaluations	Estimated future market value	0% (0%)

Note 16.Income Taxes and State LLC Fees

The Company is subject to a California gross receipts LLC fee of approximately $12,000 per year.  MP Securities is subject to a California gross receipts LLC fee of approximately $6,400 for the year ended December 31, 2017.  MP Realty incurred a tax loss for the years ended December 31, 2017 and 2016, and recorded a provision of $800 per year for the state minimum franchise tax.

For the years ended December 31, 2017 and 2016, MP Realty has federal and state net operating loss carryforwards of approximately $407 thousand and 402 thousand, respectively, which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at December 31, 2017 and 2016.

Tax years ended December 31, 2014 through December 31, 2017 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2013 through December 31, 2017 remain subject to examination by the California Franchise Tax Board.

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

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Financial Information by Segment for the Year Ended December 31, 2017
	Finance Company	Broker Dealer	Total
External income	$9,798	$856	$10,654
Intersegment revenue	--	900	900
External non-interest expenses	3,765	1,078	4,843
Intersegment non-interest expenses	1	--	1
Segment net profit (loss)	267	669	936
Segment assets	159,870	1,207	161,077

	Financial Information by Segment for the Year Ended December 31, 2016
	Finance Company	Broker Dealer	Total

External income	$9,226	$687	$9,913
Intersegment revenue	--	738	738
External non-interest expenses	3,483	1,185	4,668
Intersegment non-interest expenses	363	--	363
Segment net profit (loss)	1,058	240	1,298
Segment assets	156,221	439	156,660

The following schedules are presented to reconcile amounts in the foregoing segment information to the amounts reported in the Company's consolidated financial statements (dollars in thousands).

December 31, 2017
Revenue
Total revenue of reportable segments	$11,554
Intersegment revenue	(900)
Consolidated revenue	$10,654

Non-interest expenses
Total non-interest expenses of reportable segments	$4,844
Intersegment non-interest expenses	(1)
Consolidated non-interest expenses	$4,843

Profit
Total profit of reportable segments	$936
Interesegment profits	1
Consolidated net income	$937

Assets
Total assets of reportable segments	$161,077
Segment accounts receivable from corporate office	(55)
Consolidated assets	$161,022

December 31, 2016
Revenue
Total revenue of reportable segments	$10,651
Intersegment revenue	(738)
Consolidated revenue	$9,913

Non-interest expenses
Total non-interest expenses of reportable segments	$5,031
Intersegment non-interest expenses	(363)
Consolidated non-interest expenses	$4,668

Profit
Total profit of reportable segments	$1,298
Interesegment profits	(376)
Consolidated net income	$922

Assets
Total assets of reportable segments	$156,660
Segment accounts receivable from corporate office	(22)
Consolidated assets	$156,638

Note  18.Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows:

Balance Sheets	December 31
	2017	2016
Assets:
Cash	$8,783	$9,883
Loans receivable, net of allowance for loan losses	148,835	144,264
Accrued interest receivable	742	657
Investments	896	892
Property and equipment, net	99	107
Investment in subsidiaries	(24)	(24)
Due from subsidiaries	573	473
Other assets	460	363
Total assets	$160,364	$156,615

Liabilities and equity:
NCUA credit facilities	$81,492	$86,326

Notes payable, net of debt issuance costs	69,003	60,479
Accrued interest payable	208	173
Other liabilities	882	830
Total liabilities	151,585	147,808

Equity	8,779	8,807

Total liabilities and members' equity	$160,364	$156,615

Statements of Income	Years Ended December 31
	2017	2016
Income:
Interest income	$9,471	$8,836
Other income	327	390
Total income	9,798	9,226
Interest expense:
NCUA credit facilities	2,123	2,241
Notes payable	2,465	1,969
Total interest expense	4,588	4,210
Provision (credit) for loan losses	262	113
Other operating expenses	4,645	4,172
Income before provision for income taxes	303	731
Provision for income taxes and state LLC fees	15	15
	288	716
Equity in undistributed net income of subsidiaries	649	206
Net income	937	922

Statements of Cash Flows	Years Ended December 31
	2017	2016
Cash Flows from Operating Activities
Net income	$937	$922
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss of subsidiaries	(649)	(206)
Depreciation	26	14
Provision for loan losses	262	113
Provision (credit) for foreclosed asset losses	--	(6)
Amortization of deferred loan fees	(438)	(345)
Amortization of debt issuance costs	114	96
Accretion of allowance for loan losses on restructured loans	--	(5)
Accretion of loan discount	(44)	(43)
Gain on sale of loans	(136)	(135)
Gain on sale of foreclosed assets	--	(278)
Changes in:
Accrued interest receivable	(85)	(112)
Other assets	80	(9)
Other liabilities and accrued interest payable	(22)	257
Net cash provided by operating activities	45	263

Cash Flows from Investing Activities
Loan originations	(29,917)	(42,733)
Loan sales	9,735	14,292
Loan principal collections, net	15,784	17,368
Foreclosed asset sales	--	2,865
Purchase of property and equipment	(18)	(73)
Net cash used by investing activities	(4,416)	(8,281)

Cash Flows from Financing Activities
Net change in NCUA credit facilities	(4,834)	(3,911)
Net changes in notes payable	8,532	10,642
Debt issuance costs	(121)	(52)
Dividends paid on preferred units	(306)	(198)
Cash provided by financing activities	3,271	6,481
Net decrease in cash	(1,100)	(1,537)
Cash at beginning of period	9,883	11,420
Cash at end of period	$8,783	$9,883

Supplemental Disclosures of Cash Flow Information
Interest paid	$4,553	$4,178
Income taxes and state LLC fees paid	$14	$14

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2017 covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2017. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2017.

Changes in Internal Control Over Financial Reporting

We made a change in controls over our revenue recognition and salary expense processes during the year ended December 31, 2017.  Management believes that this change is sufficient to ensure that all information regarding our revenue on securities and salary expense is properly recorded.  No other changes in internal controls were made during the year ended December 31, 2017.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control‑Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2017, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers/Executive Officers
R. Michael Lee	59	Chairman of the Board, Chairman of Ministry Partners Securities, Manager
Van C. Elliott	81	Corporate Secretary, Manager
Joseph W. Turner, Jr.	50	Chief Executive Officer and President
William M. Crammer III	58	Senior Vice President, Chief Lending Officer
Brian S. Barbre	44	Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Edward J. Ramirez	50	Vice President, Credit Administration
Mendell Thompson	63	Board Credit Committee Chairman, Manager
Juli Anne Lawrence	65	ALCO Committee Chairperson, Manager
Jerrod Foresman	49	Manager
Jeffrey T. Lauridsen	68	Audit Committee Chairman, Manager
Abel Pomar	52	Manager

The following is a summary of the business experience of our executive officers and managers.  With our conversion from a corporation to a limited liability company on December 31, 2008, we are governed by a Board of Managers that supervises our affairs (hereinafter referred to as the “Board”).

R. MICHAEL LEE has served as a member of our Board since January 2009. He was appointed Chairman of the Board in May 2015.  Mr. Lee currently serves as Chief Executive Officer and President for Kane County Teacher’s Credit Union. Previously, Mr. Lee served as Vice President Member Relations for Alloya Corporate Federal Credit Union, President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency.  In the insurance industry, Mr. Lee spent 15 years in different positions that lead him to managing a national sales force that served the needs of business owners. Mr. Lee currently serves on the boards of Illinois Credit Union Foundation and Illinois Credit Union Executive Society. He attended Southern Illinois University; CUNA’s Financial Management School and completed numerous industries training sessions throughout his career. Mr. Lee adds special expertise to our Board with his years of experience as an executive of a number of large financial institutions and with his deep knowledge of the financial industry. Mr. Lee currently serves as Chairman of the Board, member of our Executive Committee, Governance Committee, Asset-Liability Management Committee and serves as the Chairman of the Board for Ministry Partners Securities, LLC. Mr. Lee is also on the Board of Directors for CULIANCE and the Elgin Community College Foundation.

VAN C. ELLIOTT has served as a member of our Board since 1991. He has served as a director for ECCU from April 1988 until the present (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). He serves on the Board of Vanguard Global Network, an organization that trains pastors internationally. Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing financial and fund raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry. Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration. He has completed post-graduate instruction at the College for Financial Planning. Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.®   Mr. Elliott brings to our Board his extensive experience as a credit union board member and intimate knowledge of church and ministry financial operations. He serves on our Executive Committee and on our Audit Committee.

JOSEPH W. TURNER, JR. has served as Chief Executive Officer and President since December 3, 2015. Mr. Turner is also the Chief Executive Officer and President for Ministry Partners Securities LLC, the wholly-owned subsidiary of Ministry Partners Investment Company. Mr. Turner also held the position as Chief Compliance Officer of Ministry Partners

Securities LLC until December 14, 2015. During his tenure with the Company, Mr. Turner has led the Company’s efforts in transitioning its wholly-owned broker dealer to a more robust and diverse financial services firm, launching its investment advisory and insurance company activities in addition to overseeing the capital raising efforts related to the Company’s proprietary products. Mr. Turner was also instrumental in formalizing strategic partnerships with Evangelical Christian Credit Union (the Company’s largest equity owner) and America’s Christian Credit Union to provide complimentary financial products and services to their collective members. Prior to joining the Company in 2011, Mr. Turner served in various roles; including Regional Vice President, Chief Operating Officer, Chief Executive Officer and President for Strongtower Financial, Inc., a Fresno, California based broker dealer and advisory firm which specialized in providing investment banking services, mortgage financing for churches and ministries, and investment and insurance products and services. Prior to joining Strongtower in 2007, Mr. Turner served as Managing Director of Principal Financial Group where he led a financial advisory and insurance group. Mr. Turner began his career with Prudential Preferred as an investment advisor in 1990. Mr. Turner received his Bachelor of Science in Business Administration – Finance degree from California State University, Fresno. Mr. Turner has completed industry leadership training both at Drake University and the Wharton School of Business. Mr. Turner holds the FINRA Series 6, 7, 24, 63, 65, and 51 as well as life, health and disability licenses in over 23 states.    Mr. Turner also serves as a director of Christian Care Ministries, Inc., a Melbourne, Florida based public charity (“CCM”), a ministry that encourages and enables Christians to connect with, share their lives, faith, talents, and financial resources with one another through its Medi-Share health care sharing ministry. CCM has current investments in the Company’s publicly and privately offered debt securities as well as other products offered by the Company’s wholly-owned subsidiary, MP Securities. For further information regarding Mr. Turner’s appointment to the CCM Board of Directors, see Part III, Item 10, “Code of Ethics” in this Report.

WILLIAM M. CRAMMER, III has served as the Company’s Senior Vice President and Chief Lending Officer since September 21, 2017. Prior to that, Mr. Crammer served as the Company’s Vice President of Administration and Manager of Loan Participations.  Mr. Crammer received a Bachelor of Science degree in accounting from California State University, Fullerton and has over thirty (30) years of management experience in overseeing the financial, administrative and operational functions of both small and large organizations. In his previous role as the Company’s Manager of Loan Participations, Mr. Crammer was instrumental in launching the Company’s loan participation sales program, which significantly increased the Company’s ability to secure additional funding resources when needed.

BRIAN S. BARBRE has served as the Company’s Senior Vice President, Chief Financial Officer and Principal Accounting Officer and as the Chief Financial Officer for Ministry Partners Securities, LLC since September 25, 2017. Mr. Barbre has previously served as Vice President Finance and Treasurer of ECCU, the Company’s largest equity owner.  Over the course of Mr. Barbre’s seventeen years working with ECCU, he has served as Vice President Finance / Treasurer, Director of Finance, Finance Manager and Sr. Financial Analyst.  Mr. Barbre is a Certified Public Accountant and has served as an Adjunct professor at Biola University where he has taught cost accounting and accounting information systems courses.  Mr. Barbre holds a

Bachelor of Science in Business Administration, Magna Cum Laude, from Biola University and a Master of Business Administration degree from California State University Fullerton.

EDWARD J. RAMIREZ  joined  the Company in September 2017 after seven years of service as the Assistant Vice President, Ministry Development Group, Portfolio and Risk Management/Loan Portfolio Manager at Christian Community Credit Union, a San Dimas, California based credit union.  Prior to that, Mr. Ramirez was a product manager and loan underwriter for ECCU from 2002 to 2010.  Mr. Ramirez earned his Bachelor of Arts in Business Administration from California State University, Fullerton and his Master of Business Administration from Azusa Pacific University.

MENDELL THOMPSON joined the Board when Arthur Black, whom served on the Board from 1997 through April 2016, retired from the Board.  In May of 2017, Mr. Thompson was re-elected for a three term ending May of 2020.  Mr. Thompson serves as President/CEO of America’s Christian Credit Union in Glendora, California, a position he has held since 1986. Prior to his promotion to President/CEO at age 32 in 1986, Mr. Thompson held a variety of other positions at ACCU between 1977 and 1986. Among his many accomplishments, Mr. Thompson was influential in taking ACCU through a charter change in 1993 that opened the door to making church loans. Currently, America's Christian Credit Union serves more than 75,000 members, has over $313 million in assets, and manages assets of over $450 million.  Mr. Thompson was elected to the Glendora City Council in 2015 and is currently serving his first 4-year term, is a trustee on the Point Loma Nazarene University (PLNU) Board and a director on the PLNU Foundation Board. Mr. Thompson has served as a director of the National Association of State Credit Union Supervisors (NASCUS) Executive Council, as a director on the Board of WesCorp FCU, Chairman of WesCorp’s Supervisory Committee, and on the Glendora Church of the Nazarene Board. He has been a director of the CU Deposit Network, the Financial Marketing Association, and the Southern California CU Executives Society Council.  Mr. Thompson graduated cum laude in 1976 with a bachelor’s degree in History/Business from Point Loma Nazarene University, and is also a graduate of the Western CUNA Management School and Stanford University’s Executive Development Program. Mr. Thompson is the Chairman of the Company’s Board Credit Committee.

JULI ANNE LAWRENCE has served as a member of our Board since 2007. She is currently the Chief Strategy Officer of Raoust + Partners, a Hampton, Virginia based strategic planning and marketing firm for credit unions.  Prior to her current engagement, Ms. Lawrence served as Senior Vice President of Research and Development for Western Bancorp in San Jose, California.  Prior to that engagement, she served as President and Chief Executive Officer of the National Institute of Health Federal Credit Union. Prior to that, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Mrs. Lawrence served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Lawrence served as the Director of Sales for the US Navy Mid-Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland and Bermuda. Mrs. Lawrence received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D.  Mrs. Lawrence currently serves on the Board of Directors for the George Washington Institute of Health and Women in BIO. She also previously served as Chair for the Executive Committee of the Open Solutions, Inc. Client Association and serves currently as a Trustee of the International Mission Board of the Southern Baptist Convention. Mrs. Lawrence provides our Board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise. Mrs. Lawrence serves on the Company’s Executive Committee,  as our Chair of the Asset-Liability Management Committee, and as a member of the Ministry Partners Securities LLC Board of Managers.

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

JEFFREY T. LAURIDSEN has served as a member of our Board since October 2007. He is an attorney in private practice with the Law Offices of Jeffrey T. Lauridsen in Garden Grove, California. Before establishing his current practice, Mr. Lauridsen served with several other law firms in the Orange County area, as partner and senior associate. Mr. Lauridsen’s 29 years of law practice have focused on corporate law and encompassed both trial and appellate work in diverse areas of law, including business litigation, construction defects, general liability, premises liability, products, medical malpractice, ERISA, insurance coverage, automobile liability, insurance bad faith, employment and labor law, sexual harassment, sexual molestation and others. Prior to entering into the practice of law, Mr. Lauridsen worked as a claim representative in the insurance industry for 19 years. Mr. Lauridsen received his Associate of Arts degree in Political Science from Fullerton College. He received his Bachelor of Science in Law and Juris Doctorate degrees from California Southern Law School. He has served as Elder at Grace Church in Orange, California for 18 years. Mr. Lauridsen brings to our Board the perspective of an experienced attorney, as well as intimate knowledge of ministry governance. In addition to being a member of the Board’s Executive Committee, Mr. Lauridsen serves on our Board Credit Committee and serves as Chairman of our Audit Committee.

ABEL POMAR began serving as a member of our board in February 2016. Mr. Pomar currently serves as the President, Chief Executive Officer of ECCU. Prior to joining ECCU, Mr. Pomar served as Senior Vice President, Strategic Initiatives within the Global Compliance organization at Bank of America, where he was most recently responsible for leading the delivery of regulatory compliance change and transformation initiatives across the enterprise. During his nearly eight years at Bank of America, Mr. Pomar held various leadership positions, including roles in global marketing and corporate affairs, technology delivery and change management, strategic planning and continuous improvement, and finance. He holds a bachelor’s degree in operations management and a MBA with a concentration in finance from California State University, Los Angeles. Mr. Pomar also serves on the Board of Managers for Ministry Partners Securities LLC, the Company’s wholly-owned subsidiary.

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

•

Our Board Credit Committee is authorized to oversee compliance with our Loan Policy, to review the performance and management of our loan portfolio, and to approve loan originations over a certain dollar amount or loans that have fallen outside of the parameters of the Loan Policy;

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

Code of Ethics

On November 6, 2009, our Board adopted a Code of Ethics for our principal officers and members of the Board.  On February 26, 2018, the Company’s President and Chief Executive Officer, Joseph Turner, was appointed to the Board of Directors for Christian Care Ministry, Inc., headquartered in Melbourne, Florida (“CCM”).   CCM currently maintains a business relationship with MP Securities and the Company, holds investments in the Company’s debt securities and has purchased other investment products made available through MP Securities.

The Company’s Board of Managers were advised of the potential CCM Board appointment of Mr. Turner during its February 2018 meeting, and after significant discussion, concluded that Mr. Turner’s appointment to the CCM Board of Directors fully complied with the Company’s Code of Ethics and Related Party Policy. In addition, the Company has taken precautions to formally mitigate any potential conflicts of risk between the Company, CCM, and Mr. Turner, including, but not limited to the following:

•

Mr. Turner has declared the CCM Board Appointment as an outside business activity under MP Securities’ policies and procedures, which was subsequently approved by MP Securities’ Chief Compliance Officer.

•	Mr. Turner has agreed to waive and refrain from receiving any compensation related to his role as a Board Member of CCM.

•	MP Securities has assigned another Investment Advisor to manage the Company’s business relationship with CCM.

•	When undertaking his duties as a CCM Board Member, Mr. Turner will recuse himself from all matters involving the investment by CCM in an investment product or debt security offered by the Company.

•

The Company, CCM and Mr. Turner will comply with applicable disclosure obligations required for the Company’s securities and regulatory filings and monitor the business relationships by and among the Company, MP Securities, Mr. Turner and CCM to ensure that such relationships and any agreements related thereto comply with the Company’s Code of Ethics and Related Parties Transaction Policy.

Audit Committee

As authorized within the operating agreement for Ministry Partners Investment Company LLC, the Board of Managers established the Audit Committee in 2005 with the adoption of its formal charter. The primary purpose of the Audit Committee, as designated in its formal charter, is to oversee the Company’s accounting policies and practice, financial reporting procedures and audits of the Company’s financial statements. For the year ended December 31, 2017, the Audit Committee  is comprised of three members, including Jeffrey T. Lauridsen, Van Elliott and Jerrod Foresman. Mr. Lauridsen, a corporate attorney in Southern California for over 30 years, is Chairman of the Audit Committee and Vice Chairman of the overall Board of Managers. Mr. Van Elliott, a Certified Financial Planner and church leadership consultant, brings extensive experience as a credit union board member and has intimate knowledge of the Company’s financial operations as he has served as the Company’s Interim Chief Executive Officer on several occasions over the last 28 years since the Company’s inception. Mr. Elliott also serves as the Company’s Corporate Secretary. The Company also added Jerrod Foresman to the Audit Committee in 2017. Mr. Foresman has nearly 28 years of experience in the financial services industry as an Executive, Compliance Officer, and Operations Principal. His knowledge of the financial operations of broker-dealers, advisory firms, and insurance agencies has been a significant addition to the Audit Committee in overseeing the operations of both the Company and MP Securities, the Company’s wholly-owned subsidiary.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2017 and 2016 by our senior executive officers.

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year Ended	Salary	Bonus	All Other Compensation
Michael Lee	2017	$--	--	14,200	(1)
Chairman of the Board of Managers	2016	$--	$--	$12,250	(2)
Joseph Turner	2017	244,096	69,575	37,866	(3)
President and Chief Executive Officer	2016	242,006	500	41,503	(4)
Susan Reilly	2017	--	--	--	(3)
Former Sr Vice President and Chief Financial Officer	2016	117,916	--	93,670	(5)
Harold Woodall	2017	147,117	35,350	20,799	(3)
Sr Vice President and Chief Credit Officer	2016	166,018	500	31,723	(4)
Daniel Flude	2017	83,339	26,950	18,242	(3)
Vice President, Finance	2016	121,121	3,900	34,438	(4)
Van Elliott	2017	--	--	9,200	(1)
Secretary and Manager	2016	--	--	9,350	(2)
Juli Anne Lawrence	2017	--	--	11,600	(1)
Manager	2016	--	--	11,250	(2)
Arthur Black	2017	--	--	--	(1)
Manager	2016	--	--	1,250	(2)
Jeffrey Lauridsen	2017	--	--	11,600	(1)
Manager	2016	--	--	11,650	(2)
Jerrod Foresman	2017	--	--	8,350	(1)
Manager	2016	--	--	9,350	(2)
Abel Pomar	2017	--	--	5,200	(1)
Manager	2016	--	--	6,500	(2)
Mendell Thompson	2017	--	--	8,600	(1)
Manager	2016	--	--	6,650	(2)
William M. Crammer, III,	2017	128,481	28,291	26,724	(3)
Senior Vice President and Chief Lending Officer	2016	89,635	2,400	17,955	(4)
Brian S. Barbre	2017	36,462	15,047	8,352	(3)
Sr. Vice President, Chief Financial Officer and Principal Accounting Officer	2016	--	--	--	(6)
Edward J. Ramirez	2017	29,923	4,297	7,721	(3)
Vice President, Credit Administration	2016	--	--	--	(6)

(1) We accrued amounts for each Manager for their service on the Board during 2017 which were paid in January 2018.

(2) We accrued amounts for each Manager for their service on the Board during 2016 which were paid in January 2017.

(3) This includes the aggregate amount we contributed to the Company’s 401(k) retirement plan, for medical benefits and life and disability insurance for these officers in 2017.

(4) This includes the aggregate amount we contributed to the Company’s 401(k) retirement plan, for medical benefits and life and disability insurance benefits for these officers for 2016.

(5) We contributed an aggregate amount of $11,687 for Ms. Reilly's 401(k) retirement plan, medical benefits and life and disability insurance for 2016.  We paid Ms. Reilly $77,532 in severance payments in 2016 as a result of the Company’s management restructuring and reorganization plan which was announced in 2016.

(6) Neither Mr. Barbre nor Mr. Ramirez were executive officers in the years ending December 31, 2016.  Mr. Barbre’s 2017 bonus was included in his offer letter prior to joining the Company.

No options, warrants or other rights to purchase our equity securities have been issued to our officers.

In February 2014, the Board approved the payment of compensation grants to Managers of the Board for rendering services to the Company. Under the grants approved by the Board, each Manager will receive a cash grant for serving on the Board, and will receive additional amounts for attendance at each Board meeting and for serving as a Chairperson of one of our Board Committees.  Each Manager is also entitled to be reimbursed for expenses incurred in performing duties on our behalf.  For the years ended December 31, 2017 and 2016, we accrued $68.7 thousand and $68 thousand in compensation awards for our Managers, respectively.  These awards were paid in January 2017 and 2018.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information available to us, as of December 31, 2017, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

(1)
Name	Beneficial Ownership	Percentage Owned(1)
R. Michael Lee 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Van C. Elliott 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Mendell Thompson 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Juli Anne Lawrence 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Jeffrey T. Lauridsen 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Abel Pomar 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%

Jerrod L. Foresman 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Joseph W. Turner, Jr. 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Brian S. Barbre 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
William Crammer 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--%
Edward J. Ramirez 915 W. Imperial Hwy., Suite 120 Brea, CA 92821	--	--

All officers and members of the Board as a group	--	--%

Other 5% or greater beneficial owners (seven):

Name	Beneficial Ownership	Percentage Owned(1)
Evangelical Christian Credit Union	62,000	42.31%
America’s Christian Credit Union	12,000	8.19%
Navy Federal Credit Union (2)	11,905	8.13%
UNIFY Financial Credit Union (3)	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%

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

Transactions with Equity Owners

Transactions with ECCU

Abel Pomar began serving as a member of the Company’s Board of Managers in February 2016. Mr. Pomar currently serves as the President and Chief Executive Officer of ECCU.

The Company maintains a portion of its cash at ECCU.  Total funds held with ECCU were $1.1 million and $1.2 million at December 31, 2017 and 2016, respectively. Interest earned on these funds totaled approximately $5 thousand and $15 thousand for the years ended December 31, 2017 and 2016, respectively.

The Company leases offices from ECCU pursuant to an Office Lease dated November 4, 2009 and amended on October 11, 2013, and purchases other services from ECCU. Charges of approximately $138 thousand and $109 thousand for the years ended December 31, 2017 and 2016, respectively, were made primarily for rent, while charges for other services purchased from ECCU were immaterial. All of these charges are included in Office Occupancy or Office Operations expense. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

In the past, the Company has purchased mortgage loans, including loan participation interests, from ECCU, our largest equity owner.  The Company did not purchase any loans from ECCU during the years ended December 31, 2017 and 2016.  During the years ended December 31, 2017 and 2016, the Company recognized $546 thousand and $602 thousand of interest income on loans purchased from ECCU, respectively.  ECCU currently acts as the servicer for seven of the 166 loans in the Company’s loan portfolio.  Per the loan servicing agreement with ECCU, a servicing fee of 65 basis points is deducted from the interest payments the Company receives on the wholly-owned loans ECCU services for the Company.  In lieu of a servicing fee, when the Company purchases a loan participation interest from ECCU, the loan will have a pass-through rate which is up to 75 basis points lower than the loan’s contractual rate.  For any loan participation interests purchased from ECCU, the Company negotiates the pass-through interest rates with ECCU on a loan by loan basis. At December 31, 2017, the Company did not invest in any wholly-owned loans serviced by ECCU.  At December 31, 2016, the Company’s investment in wholly-owned loans serviced by ECCU totaled $899 thousand.  At December 31, 2017 and 2016, the Company’s investment in loan participations serviced by ECCU totaled $9.2 million and $10.3 million, respectively.

On October 6, 2014, MP Securities reached a networking agreement with ECCU whereby ECCU refers clients to MP Securities for investment advisory services.  In exchange, the Company remits to ECCU a referral fee allowable by the California Department of Business Oversight.  The Company remitted $24 thousand and $71 thousand in fees to ECCU during the years ended December 31, 2017 and 2016, respectively.

On April 8, 2016, the Company and ECCU entered into a Master Services Agreement (the “Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ECCU commencing on the effective date of the Services Agreement and ending on December 31, 2016; provided, however, that unless either party provides at least thirty (30) days written notice to the other party prior to its expiration, the agreement will automatically renew for successive one year periods.  The agreement was renewed in March 2018 for an additional one year term.  Either party may terminate the Services Agreement for any reason by providing thirty (30) days prior written notice.  The Company has agreed to assign a designated service representative which must be approved by ECCU in performing its duties under the Agreement.  Pursuant to the terms of the Services Agreement, the Company will make visits, deliver reports, provide marketing, educational and loan related services to ECCU’s members, borrowers, leads, referral sources and contacts in the southeast region of the United States.  Subsequently, the agreement was amended on March 1, 2018 and now provides that referral fees will be paid by either party on the successful closing of a formally referred loan.  For the years ended December 31, 2017 and 2016, the Company recognized $54 thousand and $68 thousand in income as a result of this agreement.

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU pursuant to which the Company has agreed to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans.  The term of the Agreement is for a period of three years.  For the years ended December 31, 2017 and 2016, the Company recognized $9 thousand and $2 thousand in income as a result of this agreement.

Transactions with ACCU

On May 4, 2017, America’s Christian Credit Union (“ACCU”) acquired 12,000 Class A Units and 12,000 Series A Preferred Units of the Company’s Class A Common Units and Series A Preferred Units, respectively, which represents 8.19% of the Company’s issued and outstanding Class A Units and 10.25% of the Company’s issued and outstanding Series A Preferred Units from Financial Partners Credit Union, a California state chartered credit union (“FPCU”).  The Company’s Board of Managers approved ACCU’s purchase of the Membership Units from FPCU and has consented to ACCU’s request to be admitted as a new member of the Company.

ACCU’s purchase of the Class A Units and Series A Preferred Units was consummated pursuant to a privately negotiated transaction.

On April 15, 2016, Mendell Thompson was appointed to the Company’s Board of Managers.  Mr. Thompson currently serves as President and Chief Executive Officer of ACCU.

The Company has sold $9.3 million in loan participations to ACCU since 2011, including $6.4 million during the twelve month period ended December 31, 2017.  As of December 31, 2017, the outstanding balance of loan participations sold to ACCU is $2.7 million.

The Company maintains a portion of its cash at ACCU. Total funds held with ACCU were $6.1 million and $4.8 million at December 31, 2017 and 2016, respectively. Interest earned on these funds totaled approximately $26 thousand and $7 thousand for the years ended December 31, 2017 and 2016, respectively.

In addition, the Company’s wholly-owned subsidiary, MP Securities, has a Networking Agreement with ACCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ACCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ACCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ACCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ACCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ACCU for permitting it to use the designated location to offer such products and services to ACCU’s members under an arrangement that will entitle ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $190 thousand and $120 thousand to ACCU under the terms of this agreement during the year ended December 31, 2017 and 2016, respectively.

On August 14, 2017, The Company and ACCU entered into a Master Services Agreement (the “ACCU Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ACCU commencing on the effective date of the ACCU Services Agreement and ending on February 15, 2018, provided, however, that the agreement will automatically renew for successive one year periods. The agreement was automatically renewed in February 2018 for another one year term. Either party may terminate the ACCU Services Agreement for any reason by providing thirty (30) days prior written notice. The Company has agreed to assign a designated representative which must be approved by ACCU in performing its duties under the Agreement. Pursuant to the terms of the ACCU Services Agreement, the Company will make visits, deliver reports, provide marketing, educational and loan related services to ACCU members, borrowers, leads, referral sources and contacts in the Western region of the United States. The Company recognized $12 thousand in income from this agreement for the twelve month period ended December 31, 2017.

Transactions with Other Equity Owners

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

Transactions with Subsidiaries

The Company is offering its Class 1A Notes on a best efforts basis through MP Securities, our wholly-owned subsidiary. There is no minimum offering. Upon the Company’s acceptance of an executed Purchase Agreement, we will place subscription funds directly into the Company’s operating account for use in our business.

The Company will pay MP Securities a 1.50% initial sales commission on the sale of any of the Company’s Class 1A Notes.  MP Securities will receive an account servicing fee equal to 1% per annum of the principal balance of a Class 1A Note purchased, determined on a monthly basis commencing one year after the purchase of a Note; subject however, to a maximum gross fee of 5.50% over the term of a Class 1A Note.  The Company reserves the right to waive, reduce, or suspend payment of this account servicing fee at any time.  In addition, no account servicing fee will be assessed on any Class 1A Note purchased once the total compensation paid to MP Securities resulting from the purchase of a Class 1A Note reaches 5.5%.  The account servicing fee will not be assessed on any outstanding Class 1 or Class A Notes.

For each sale of a Note, the Company will pay a 0.50% processing fee on the purchase of a Class 1A Note, payable at closing of a purchase of a Note. The Company reserves the right to waive, reduce or suspend payment of the processing fee at any time.

The Company has entered into a selling agreement with its wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will sell its Series 1 Subordinated Capital Notes (the “Subordinated Capital Notes”) and its 2013 International Notes (the “International Notes”).  The Company has transitioned its compensation arrangement with MP Securities to an assets under management fee that will pay MP Securities a fee equal to 1% of the outstanding balances of the Subordinated Capital Notes and International Notes; subject, however, to a maximum gross dealer compensation of 2.5%.  The Company will pay MP Securities no selling commissions on any new sales of the Company’s Subordinated Capital Notes and International Notes.  MP Securities will receive an assets-under-management fee equal to 1% of the outstanding balances of our Subordinated Capital Notes and International Notes, determined on a monthly basis.  The Company reserves the right to waive, reduce, or suspend payment of the assets under management fee at any time. At no time will the compensation paid to MP Securities pursuant to an assets under management fee be assessed on a Subordinated Capital Note or International Note purchased prior to July 1, 2017 when a 2.5% commission was previously paid on the purchase transaction.  In addition, no assets under management fee will be assessed on any note purchased prior to July 1, 2017 once the total compensation paid to MP Securities resulting from the purchase of such note reaches 2.5%.  For each sale of a Subordinated Capital Notes and International Note, the Company will pay a 0.50% processing fee on the purchase of a note, payable at closing of a purchase of a note.

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

In addition, the Company has signed an Administrative Services Agreement with MP Securities which stipulates that it will provide certain services to MP Securities.  This agreement was updated in November 2017 and subsequently amended in February of 2018. These services include the lease of office space, use of equipment, including computers and phones, and providing payroll and personnel services.  In December 2015, the Company agreed if requested by MP Securities to waive and abate MP Securities’ obligation to pay the Company for these services for a limited period of time not to exceed twelve months and subject to a maximum expense abatement of $250 thousand.  For the year ended December 31, 2016, no abatements had been requested by MP Securities or made by the Company. Pursuant to resolutions adopted by the Board of Managers in November 2016, the Board authorized the officers of the Company to extend the terms of this agreement for an additional twelve month period.  The agreement was not renewed at expiration in November of 2017.  For the year ended December 31, 2017, no abatements had been requested by MP Securities or made by the Company.  The total expenses charged to MP Securities by the Company were $530,494 and $629,895 for the years ended December 31, 2017 and 2016, respectively.

Other Transactions

From time to time, managers and management have purchased investor notes issued by the Company.  Investor notes payable to related parties total $250 thousand and $53 thousand at December 31, 2017 and 2016, respectively.

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

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2017	2016

Audit and audit-related fees	$128,800	$133,580
Tax Fees	14,300	12,500
All other fees	11,800	5,436
Total	$154,900	$151,516

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

10.5	CUSO Line of Credit Facility Note and Security Agreement, dated May 14, 2008, executed by Ministry Partners Investment Corporation in favor of Members United Corporate Federal Credit Union (6)
10.6	Office Lease, dated November 4, 2008, by and between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (7)
10.7	Equipment Lease, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (7)
10.8	Professional Services Agreement, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (7)

10.9	Form of Individual Manager Indemnification Agreement (8)
10.10	Confidential Severance and Release Agreement by and between Ministry Partners Investment Company LLC and Billy M. Dodson, effective November 8, 2013 (9)
10.11	Interim CEO Employment Agreement by and between Ministry Partners Investment Company LLC and James. H. Overholt, effective November 12, 2013 (10)
10.12	Employment Agreement by and between Ministry Partners Investment Company, LLC and James H. Overholt, effective May 13, 2014 (11)
10.13	Loan and Security Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Funding, LLC dated December 15, 2014 (12)
10.14	Managing Broker Dealer Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC, dated ______________, 2018 (19)
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

10.23	Networking Agreement by and between Ministry Partners Securities, LLC and America’s Christian Credit Union dated July 30, 2014 and Addendum related thereto dated December 1, 2016. (20)

10.24	Trust Indenture by and between Ministry Partners Investment Company, LLC and U.S. Bank National Association, as Trustee dated December 20, 2017 (21)
10.29	Administrative Services Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC dated January 30, 2018 (19)
10.30	Managing Broker Dealer Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC, dated January 6, 2015. (12)
10.31	(Amended) Master Services Agreement by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union, dated March 1, 2018. (*)
10.32	Master Services Agreement by and between Ministry Partners Investment Company, LLC and America’s Christian Credit Union, dated August 17, 2017. (*)
14.1	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.ins	XBRL Taxonomy Extension Definition Linkbase Document **
101.sch	XBRL Taxonomy Extension Schema Document **
101.def	XBRL Taxonomy Extension Definition Linkbase Document **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010.

(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 23, 2013.
(4)	Incorporated by reference to the Report on Form 8-K filed by the Company on October 15, 2007, as amended.
(5)	Incorporated by reference to the Report on Form 8-K filed by the Company on November 11, 2011.
(6)	Incorporated by reference to the Report on Form 8-K filed by the Company on May 20, 2008.
(7)	Incorporated by reference to the Report on Form 10-K filed by the Company on April 14, 2009.
(8)	Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Company on June 24, 2011.
(9)	Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed by the Company on November 14, 2013.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 7, 2014.
(11)	Incorporated by reference to the Report on Form 10-Q filed by the Company on May 15, 2014.
(12)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2015
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 9, 2015.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 3, 2015.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 12, 2016.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 11, 2016.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 13 2016.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 5, 2016.
(19)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-1 filed by the Company on January 30, 2018.

(20)	Incorporated by reference to Exhibit 10.23 on Form S-1 filed by the Company on December 8, 2017.
(21)	Incorporated by reference to Exhibit A on Form S-1 filed by the Company on December 8, 2017.
*	Filed herewith.
**	Furnished, not filed, herewith.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT

COMPANY, LLC

Dated:  March 29, 2018By: /s/ Joseph W. Turner

  Joseph W. Turner,

  Chief Executive Officer

  (Principal Executive Officer)

Dated:  March 29, 2018By: /s/ Brian. S. Barbre

  Brian S. Barbre,

  Senior Vice President and Chief Financial Officer

  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Joseph W. Turner

Chief Executive Officer (Principal Executive Officer)

Date:  March 29, 2018

/s/ Brian S. Barbre

Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Date:  March 29, 2018

/s/ R. Michael Lee

Chairman, Board of Managers

Date:  March 29, 2018

/s/ Van C. Elliott

Secretary, Manager

Date:  March 29, 2018

/s/ Mendell Thompson

Manager

Date:  March 29, 2018

/s/ Juli Anne S. Lawrence

Manager

Date:  March 29, 2018

/s/ Jeffrey T. Lauridsen

Manager

Date:  March 29, 2018

/s/ Jerrod L.Foresman

Manager

Date:  March 29, 2018

/s/ Abel Pomar

Manager

Date:  March 29, 2018