Form 10-Q
period 2018-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2018-05-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑.

At March 31, 2018, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

 (Dollars in thousands Except Unit Data)

	2018	2017
	(Unaudited)	(Audited)
Assets:
Cash	$11,879	$9,907
Restricted cash	56	58
Loans receivable, net of allowance for loan losses of $2,160 and $2,097 as of March 31, 2018 and December 31, 2017, respectively	144,492	148,835
Accrued interest receivable	725	742
Investments in joint venture	896	896
Property and equipment, net	95	103
Servicing assets	251	270
Other assets	345	211
Total assets	$158,739	$161,022
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$80,265	$81,492
Notes payable, net of debt issuance costs of $72 and $85 as of March 31, 2018 and December 31, 2017, respectively	68,228	69,003
Accrued interest payable	206	208
Other liabilities	636	890
Total liabilities	149,335	151,593
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2018 and December 31, 2017 (liquidation preference of $100 per unit); See Note 11	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2018 and December 31, 2017; See Note 12	1,509	1,509
Accumulated deficit	(3,820)	(3,795)
Total members' equity	9,404	9,429
Total liabilities and members' equity	$158,739	$161,022

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (unaudited)

For the three months ended March 31, 2018 and 2017

(Dollars in thousands)

	Three months ended
	March 31,
	2018	2017
Interest income:
Interest on loans	$2,328	$2,327
Interest on interest-bearing accounts	13	13
Total interest income	2,341	2,340
Interest expense:
NCUA Credit Facilities	499	535
Notes payable	687	563
Total interest expense	1,186	1,098
Net interest income	1,155	1,242
Provision for loan losses	63	5
Net interest income after provision for loan losses	1,092	1,237
Non-interest income:
Broker-dealer commissions and fees	156	146
Other lending income	69	148
Total non-interest income	225	294
Non-interest expenses:
Salaries and benefits	714	727
Marketing and promotion	38	19
Office occupancy	37	38
Office operations and other expenses	302	320
Legal and accounting	161	176
Total non-interest expenses	1,252	1,280
Income before provision for income taxes	65	251
Provision for income taxes and state LLC fees	6	6
Net income	$59	$245

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

(Dollars in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59	$245
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	8	7
Amortization of deferred loan fees	(50)	(124)
Amortization of debt issuance costs	27	27
Provision for loan losses	63	5
Accretion of loan discount	(5)	(9)
Gain on sale of loans	--	(80)
Changes in:
Accrued interest receivable	16	(6)
Other assets	(115)	(129)
Other liabilities and accrued interest payable	(200)	(224)
Net cash used by operating activities	(197)	(288)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(426)	(4,100)
Loan sales	--	3,828
Loan principal collections	4,761	2,784
Purchase of property and equipment	--	(10)
Net cash provided by investing activities	4,335	2,502
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in NCUA borrowings	(1,227)	(1,197)
Net change in notes payable	(788)	5,523
Debt issuance costs	(14)	(21)
Dividends paid on preferred units	(139)	(129)
Net cash (used) provided by financing activities	(2,168)	4,176
Net increase in cash and restricted cash	1,970	6,390
Cash, cash equivalents, and restricted cash at beginning of period	9,965	10,336
Cash, cash equivalents, and restricted cash at end of period	$11,935	$16,726
Supplemental disclosures of cash flow information
Interest paid	$1,188	$1,091
Income taxes paid	$7	$--

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of the Company’s accounting policies is included in its 2017 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was incorporated in California in 1991 as a C corporation and converted to a limited liability company on December 31, 2008.  The Company is owned by a group of 11 federal and state chartered credit unions, as well as the Asset Management Assistance Center (“AMAC”) of the National Credit Union Administration (“NCUA”), none of which owns a majority of the voting equity units of the Company.  AMAC owns only Series A Preferred Units, while our credit union equity holders own both our Class A Common Units and Series A Preferred Units.  Offices of the Company are located in Brea, California.  The Company provides funds for real property secured loans as well as unsecured loans for the benefit of evangelical churches and church organizations.  In addition, the Company from time to time purchases these types of loans from other financial institutions.  The Company funds its operations primarily through the sale of debt securities, as well as through other borrowings.  Nearly all of the Company’s business and operations currently are conducted in California and its mortgage loan investments cover approximately 30 states, with the largest number of loans made to California borrowers.

The Company’s wholy owned subsidiaries are, Ministry Partners Funding, LLC (“MPF”), MP Realty Services, Inc., a California corporation (“MP Realty”), and Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MPF was formed 2007 and was inactive from November 30, 2009 through November 2014.  In December 2014, the Company reactivated MPF to hold loans used as collateral for our new Secured Investment Certificates.  MP Realty was formed in November 2009, and obtained a license to operate as a corporate real estate broker through the California Department of Real Estate on February 23, 2010. MP Realty has conducted limited operations to date.

MP Securities was formed on April 26, 2010 to provide investment and financing solutions for churches, charitable institutions and faith-based organizations.  MP Securities acts as the selling agent for the Company’s public and private placement notes.  MP Securities offers a broad scope of investment services including registered investment advisory services and the ability to sell various investment products including mutual funds and insurance products.  Due to its broad offering of products and services, MP Securities is directly regulated by the following federal and state entities: the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), the California Department of Business Oversight, and the California Department of Insurance.  In addition, MP Securities is licensed with the state insurance or securities divisions in every state in which business is conducted.  As of March 31, 2018, MP Securities was licensed to sell insurance products in 14 states and as a broker dealer firm in 24 states.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of March 31, 2018 and December 31, 2017.

A portion of the Company’s cash held at credit unions is insured by the National Credit Union Insurance Fund, while a portion of cash held at other financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company maintains cash that may exceed insured limits.  The Company does not expect to incur losses in its cash accounts.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 presentation.  Neither member’s equity nor net income for the three months ended March 31, 2017 were impacted by the reclassifications.

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

New accounting guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which supersedes existing accounting standards for revenue recognition and creates a single framework.  ASU 2014-09 and all subsequent amendments to the ASU (collectively "ASC 606") requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and revises when it is appropriate to recognize a gain or loss from the transfer of nonfinancial assets such as other real estate owned..  This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer.  The Company’s implementation efforts included a detailed review of revenue contracts within the scope of guidance and an evaluation of the impact on the Company’s revenue recognition policies.  No transition-related practical expedients were applied.  The Company adopted this ASU on its effective date, January 1, 2018, and it had no impact on the timing of the Company’s revenue recognition.

The majority of Company's revenues come from interest income, which is outside the scope of ASC 606. Company's revenues that are within the scope of ASC 606 are presented within Non-Interest Income and are recognized as revenue as the Company satisfies its obligation to the customer. Revenues within the scope of ASC 606 include wealth advisory fees, investment brokerage fees, and other service and miscellaneous income.

The Company adopted ASC 606 using the modified retrospective method applied on all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy generally accepted accounting principles ("GAAP"). The adoption of ASC 606 did not result in a material change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

Recent Accounting Pronouncements

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

2.  Pledge of Cash and Restricted Cash

Some of the Company’s cash may be pledged as collateral for its borrowings and is considered restricted cash.  At March 31, 2018 and December 31, 2017, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (dollars in thousands):

	2018	2017
Cash and cash equivalents	$11,879	$9,907
Restricted cash	56	58
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	11,935	9,965

Amounts included in restricted cash represent those required to be set aside with the Central Registration Depository ("CRD") account with FINRA as well as funds the Company has deposited with RBC Dain as clearing deposits.  The CRD funds may only be used for fees charged by FINRA to maintain the membership status of the Company, as well as fees related to registered and associated persons of the Company.  At March 31, 2018 and December 31, 2017, restricted cash held in the CRD account totaled $876 and $236, respectively.  At March 31, 2018 and December 31, 2017, restricted cash held with RBC Dain totaled $55,003 and $57,743.

3.  Related Party Transactions

Transactions with Equity Owners

Transactions with ECCU

Abel Pomar began serving as a member of the Company’s Board of Managers in February 2016. Mr. Pomar currently serves as the President, Chief Executive Officer of ECCU.

The Company maintains a portion of its cash funds at ECCU, its largest equity investor. Total funds held with ECCU were $907 thousand and $1.1 million at March 31, 2018 and December 31, 2017, respectively. Interest earned on funds held with ECCU totaled $1 thousand and $2 thousand for the three months ended March 31, 2018 and 2017, respectively.

The Company leases physical facilities and purchase other services from ECCU pursuant to a written lease and services agreement. Rent expense of $26 thousand during the three month periods ended March 31, 2018 and 2017 was paid to ECCU. Charges for other services purchased from ECCU were immaterial. All of these charges are included in Office Occupancy or Office Operations expense on the Company’s financial statements. The method used to arrive at the periodic charge is based on the fair market value of services provided. Management believes that such method is reasonable.

Ocasionally, the Company purchases loan participation interests from ECCU, its largest equity owner.  At March 31, 2018, the Company’s investment loan participations serviced by ECCU totaled $7.6 million, with ECCU servicing 6 of the Company’s 164 loans.  During the three months ended March 31, 2018 and 2017, the Company did not purchase any loans from ECCU.  The Company recognized $99 thousand and $152 thousand of interest income during the three months ended March 31, 2018 and 2017, respectively, on its investment in loans purchased from ECCU.  Loan participations the Company purchased from ECCU generally have pass-through rates which are up to 75 basis points lower than the loan’s contractual rate.  The Company has negotiated the pass-through interest rates with ECCU on a loan by loan basis.

On October 6, 2014, MP Securities, the Company’s wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ECCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ECCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ECCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ECCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ECCU for permitting it to use the designated location to offer such products and services to ECCU’s members under an arrangement that will entitle ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $4 thousand and $9 thousand to ECCU under the terms of this agreement during the three months ended March 31, 2018 and 2017, respectively.

On April 8, 2016, the Company and ECCU entered into a Master Services Agreement (the “Services Agreement”), pursuant to which the Company will provide marketing, member and client services, operational and reporting services to ECCU commencing on the effective date of the Services Agreement and ending on December 31, 2016; provided, however, that unless either party provides at least thirty (30) days written notice to the other party prior to its expiration, the agreement will automatically renew for successive one year periods.  The agreement was renewed on March 1, 2018 for an additional six months. Either party may terminate the Services Agreement for any reason by providing thirty (30) days prior written notice.  The Company has agreed to assign a designated service representative which must be approved by ECCU in performing its duties under the Agreement.  Pursuant to the terms of the Services Agreement, the Company will make visits, deliver reports, provide marketing, educational and loan related services to ECCU’s members, borrowers, leads, referral sources and contacts in the southeast region of the United States.  The agreement was amended on March 1, 2018 and now includes referral fee income paid by either party on the successful closing of a referred loan.  For the three month periods ended March 31, 2018 and 2017, the Company recognized $14 thousand during each period in income as a result of this agreement.

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU pursuant to which the Company has agreed to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans.  The term of the Agreement is for a period of three years.  For the three months ended March 31, 2018 and 2017, the Company recognized $2 thousand and $3 thousand, respectively in income as a result of this agreement.

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

Occasionally, the Company sells or purchases participation interests from ACCU. The Company sold no loans and $1.9 million of loans to ACCU during the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018 and 2017, the outstanding balance of loan participations sold to ACCU was $2.7 million and $4.2 million, respectively.

In addition, the Company’s wholly-owned subsidiary, MP Securities has a Networking Agreement with ACCU pursuant to which MP Securities will assign one or more registered sales representatives to one or more locations designated by ACCU and offer investment products, investment advisory services, insurance products, annuities and mutual fund investments to ACCU’s members. MP Securities has agreed to offer only those investment products and services that have been approved by ACCU or its Board of Directors and comply with applicable investor suitability standards required by federal and state securities laws and regulations. MP Securities offers these products and services to ACCU members in accordance with NCUA rules and regulations and in compliance with its membership agreement with FINRA. MP Securities has agreed to compensate ACCU for permitting it to use the designated location to offer such products and services to ACCU’s members under an arrangement that will entitle ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.  MP Securities paid $15 thousand and $28 thousand to ACCU under the terms of this agreement during the three months ended March 31, 2018 and 2017, respectively

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable to related parties totaled $253 thousand $250 thousand at March 31, 2018 and December 31, 2017.

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

Transactions with Subsidiaries

The Company entered into a Managing Participating Broker Agreement (the “MPB Agreement”), amended effective May 24, 2017, with MP Securities pursuant to which MP Securities acted as the managing broker for the offering of its Class 1 Notes.  The Class 1 Note offering expired December 31, 2017.  Under the terms of a the MPB Agreement, it paid selling commissions ranging from 0.25% to a maximum of 5.50% over the life of a Class 1 Note.

Effective as of February 27, 2018, the Company commenced offering its Class 1A notes as a replacement for its Class 1 Notes.  Pursuant to the terms of the Managing Broker Agreement (the “Class 1A Notes Selling Agreement”), MP Securities serves as the managing broker for the Company’s Class 1A Notes Offering.  Under the terms of the Class 1A Notes Selling Agreement,  the Company will pay MP Securities a 1.50% initial sales commission on the sale of the Company’s Class 1A Notes.  MP Securities will receive an account servicing fee equal to 1% per annum of the principal balance of a Class 1A Note purchased, determined on a monthly basis, commencing one year after the purchase of a Note; subject however, to a maximum gross fee of 5.50% over the term of a Class 1A Note.  The Company reserves the right to waive, reduce, or suspend payment of this account servicing fee at any time.  In addition, no account servicing fee will be assessed on any Class 1A Note purchased once the total compensation paid to MP Securities resulting from the purchase of a Class 1A Note reaches 5.5%.  The account servicing fee will not be assessed on any outstanding Class 1 or Class A Notes.

For each sale of a Note, the Company will pay a 0.50% processing fee on the purchase of a Class 1A Note, payable at closing of a purchase of a Note. The Company reserves the right to waive, reduce or suspend payment of the processing fee at any time.

The Company has also entered into a selling agreement with its wholly-owned subsidiary, MP Securities, pursuant to which MP Securities will sell its Series 1 Subordinated Capital Notes (the “Subordinated Capital Notes”) and its 2013 International Notes (the “International Notes”).  The Company has transitioned its compensation arrangement with MP Securities to an assets under management fee that will pay MP Securities a fee equal to 1%  per annum of the outstanding balances of the Subordinated Capital Notes and International Notes; subject, however, to a maximum gross dealer compensation of 2.5%.  No selling commissions will be paid to MP Securities on any new sales of the Company’s Subordinated Capital Notes and International Notes.  The Company reserves the right to waive, reduce, or suspend payment of the assets under management fee at any time. At no time will the compensation paid to MP Securities pursuant to an assets under management fee be assessed on a Subordinated Capital Note or International Note purchased prior to July 1, 2017 when a 2.5% commission was previously paid on the purchase transaction.  In addition, no assets under management fee will be assessed on any note purchased prior to July 1, 2017 once the total compensation paid to MP Securities resulting from the purchase of such note reaches 2.5%.  For each sale of a Subordinated Capital Notes and International Note, the Company will pay a 0.50% processing fee on the purchase of a note, payable at closing of a purchase of a note.

In connection with the Company’s Secured Note offering, it has engaged MP Securities to act as its managing broker for the offering.  Under the terms of a Managing Broker-Dealer Agreement entered into by and between the Company and MP Securities, it will pay selling commissions ranging from 2% to a maximum of 5% on Secured Notes. The Company will also pay MP Securities a .50% processing fee on the purchase of a Secured Note.  Pursuant to a Loan and Security Agreement, dated December 15, 2014, entered into by and among the Company, MPF and the holders of its Secured Notes (the “Loan Agreement”), MPF serves as the collateral agent for the Company’s Secured Notes.  The Company will pledge and deliver mortgage loans and cash to MPF to serve as collateral for the Secured Notes.  As custodian and collateral agent for the Secured Notes, MPF will monitor the Company’s compliance with the terms of the Loan Agreement, take possession of, hold, operate, manage or sell the collateral conveyed to MPF for the benefit of the Secured Note holders.  MPF is further authorized to pursue any remedy at law or in equity after an event of default occurs under the Loan Agreement.

The Company’s Secured Note Offering terminated effective on December 31, 2017.  On April 30, 2018, the Company launched a new secured note offering of up to $80 million of its Secured Notes to replace its previous Secured Note Offering.  The Company also entered into a Selling Agreement with MP Securities (the “Secured Notes Selling Agrement”) effective as of April 30, 2018, pursuant to which the Company has appointed MP Securities as its selling agent to market and distribute the Secured Notes.  Under the terms of the Secured Notes Selling Agreement, MP Securities will receive an assets under management fee equal to 1% of the principal balance of the Secured Notes that are issued and outstanding, payable on a monthly basis.  In addition, the Company will pay MP Securities a 0.50% processing fee of the total amount of Secured Notes purchased, payable at the closing of such purchase.

The Company has also signed an Administrative Services Agreement with MP Securities which stipulates that it will provide certain services to MP Securities.  This agreement was updated in November 2017 and February of 2018.  These services include the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  The February 2018 amendment was updated to include an annual servicing fee of $250 thousand to be paid to MP Securities on a quarterly basis in 2018.  In exchange for  providing these services, MP Securities will provide ministerial, compliance, marketing, operational and investor relations related services regarding the Company’s investor note program.  In December 2016, the Board authorized the officers of the Company to waive and abate MP Securities’ obligation to pay the Company for these services for a limited period of time not to exceed twelve months and subject to a maximum expense abatement of $250 thousand.  The expense abatement authorization agreement was not renewed at expiration in November of 2017.  Under this abatement agreement, no abatements had been requested by MP Securities or made by the Company.

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

4.  Loans Receivable and Allowance for Loan Losses

The Company’s loan portfolio is comprised of one segment – church loans.  The loans fall into four classes, which include wholly-owned loans for which the Company possesses the first collateral position, wholly-owned loans that are either unsecured or for which the Company possesses a junior collateral position, participated loans purchased for which the Company possesses the first collateral position, and participated loans purchased for which the Company possesses a junior collateral position.  See “Note 1 – Loan Portfolio Segments and Classes” to Part I “Financial Information” of this Report.

All of our loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2027. Loans yielded a weighted average of 6.35% and 6.31% as of March 31, 2018 and December 31, 2017, respectively. A summary of the Company’s mortgage loans owned as of March 31, 2018 and December 31, 2017 is as follows (dollars in thousands):

	March 31,	December 31
	2018	2017

Loans to evangelical churches and related organizations:
Real estate secured	$148,110	$151,214
Unsecured	269	1,500
Total loans	148,379	152,714

Deferred loan fees, net	(862)	(911)
Loan discount	(865)	(871)
Allowance for loan losses	(2,160)	(2,097)
Loans, net	$144,492	$148,835

Allowance for Loan Losses

The Company has established an allowance for loan losses of $2.2 million as of March 31, 2018 and December 31, 2017 for loans held in its mortgage portfolio. For the three months ended March 31, 2018 and the year ended December 31, 2017recorded no charge-offs and $40 thousand in charge-offs on its mortgage loan investments, respectively. Management believes that the allowance for loan losses as of March 31, 2018 and December 31, 2017 is appropriate.

Changes in the allowance for loan losses for the three months ended March 31, 2018 and the year ended December 31, 2017 are as follows (dollars in thousands):

	Three months ended	Year ended
	March 31, 2018	December 31, 2017

Balance, beginning of period	$2,097	$1,875
Provision for loan loss	63	262
Chargeoffs	--	(40)
Balance, end of period	$2,160	$2,097

Loans by portfolio segment (church loans) and the related allowance for loan losses are presented below. Loans and the allowance for loan losses are further segregated by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of

	March 31, 2018	December 31, 2017

Loans:
Individually evaluated for impairment	$9,102	$9,255
Collectively evaluated for impairment	139,277	143,459
Balance	$148,379	$152,714

Allowance for loan losses:
Individually evaluated for impairment	$1,293	$1,260
Collectively evaluated for impairment	867	837
Balance	$2,160	$2,097

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at March 31, 2018 and December 31, 2017, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2018
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$111,067	$3,987	$7,891	$--	$122,945
Watch	16,123	--	209	--	16,332
Special mention	3,100	--	--	--	3,100
Substandard	5,808	194	--	--	6,002
Doubtful	--	--	--	--	--
Loss	--	--	--	--	--
Total	$136,098	$4,181	$8,100	$--	$148,379

Credit Quality Indicators (by class)
As of December 31, 2017
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total

Grade:
Pass	$115,422	5,269	9,474	--	$130,165
Watch	13,082	--	212	--	13,294
Special mention	3,152	--	--	--	3,152
Substandard	5,907	196	--	--	6,103
Doubtful	--	--	--	--	--
Loss					--
Total	$137,563	$5,465	$9,686	$--	$152,714

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at March 31, 2018 and December 31, 2017 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$6,279	$--	$2,810	$9,089	$127,009	$136,098	$--
Wholly-Owned Junior	194	--	--	194	3,987	4,181	--
Participation First	--	--	--	--	8,100	8,100	--
Participation Junior	--	--	--	--	--	--	--
Total	$6,473	$--	$2,810	$9,283	$139,096	$148,379	$--

Age Analysis of Past Due Loans (by class)
As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$--	3,521	1,587	$5,108	$132,455	$137,563	$--
Wholly-Owned Junior	--	196	--	196	5,269	5,465	--
Participation First	--	--	--	--	9,686	9,686	--
Participation Junior	--	--	--	--	--	--	--
Total	$--	$3,717	$1,587	$5,304	$147,410	$152,714	$--

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

The following tables are summaries of impaired loans by loan class as of three months ended March 31, 2018 and 2017, and the year ended December 31, 2017, respectively.  The unpaid principal balance reflects the contractual principal outstanding on the loan less interest payments recorded against principal on collateral-dependent loans. The net loan principal balance reflects the unpaid principal balance less specific allowances recorded against impaired loans.  The net recorded investment in impaired loans reflects the loan principal balance less discounts (dollars in thousands):

Impaired Loans (by class)
As of March 31, 2018
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,876	$--	$4,876	$443	$4,433
Wholly-Owned Junior	216	--	216	11	205
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	6,758	1,293	5,465	294	5,171
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$11,850	$1,293	$10,557	$748	$9,809

	For the three months ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,885	$24
Wholly-Owned Junior	216	--
Participation First	--	--
Participation Junior	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	6,763	--
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	$11,864	$24

Impaired Loans (by class)
As of December 31, 2017
	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment
With no allowance recorded:
Church loans:
Wholly-Owned First	$6,395	$--	$6,395	$443	$5,952
Wholly-Owned Junior	216	--	216	11	205
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	5,271	1,260	4,011	319	3,692
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--
					--
Total:
Church loans	$11,882	$1,260	$10,622	$773	$9,849

	For the year ended December 31, 2017
	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,703	$--
Wholly-Owned Junior	200	--
Participation First	--	--
Participation Junior	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	4,163	--
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	$9,067	$--

Impaired Loans (by class)
As of March 31, 2017

	Unpaid Principal Balance	Related Allowance	Net Loan Principal Balance	Discount	Net Recorded Investment

With no allowance recorded:
Church loans:
Wholly-Owned First	$4,267	$--	$4,267	$425	$3,842
Wholly-Owned Junior	202	--	202	11	191
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

With an allowance recorded:
Church loans:
Wholly-Owned First	4,256	1,072	3,184	319	2,865
Wholly-Owned Junior	--	--	--	--	--
Participation First	--	--	--	--	--
Participation Junior	--	--	--	--	--

Total:
Church loans	$8,725	$1,072	$7,653	$756	$6,898

	For the three months ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized

With no allowance recorded:
Church loans:
Wholly-Owned First	$3,880	$--
Wholly-Owned Junior	192	--
Participation First	--	--
Participation Junior	--	--
With an allowance recorded:
Church loans:
Wholly-Owned First	3,972	--
Wholly-Owned Junior	--	--
Participation First	--	--
Participation Junior	--	--
Total:
Church loans	$8,045	$--

A summary of nonaccrual loans by loan class at March 31, 2018 and December 31, 2017 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of March 31, 2018

Church loans:
Wholly-Owned First	$8,013
Wholly-Owned Junior	194
Participation First	--
Participation Junior	--
Total	$8,207

Loans on Nonaccrual Status (by class)
As of December 31, 2017

Church loans:
Wholly-Owned First	$8,167
Wholly-Owned Junior	196
Participation First	--
Participation Junior	--
Total	$8,363

The Company restructured no loans during each of the three month periods ended March 31, 2018 and 2017.

The Company had five restructured loans that were past maturity as of December 31, 2017.  For each of these loans, the Company has entered into forbearance agreements with the borrowers and is evaluating what actions it should undertake to restructure these mortgage loans and protect its investment in these loans.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of March 31, 2018, no additional funds were committed to be advanced in connection with loans modified as troubled debt restructurings.

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

The joint venture incurred $0 and $1 thousand in losses for the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018 and December 31, 2017, the value of the Company’s investment in the property is $896 thousand and $896, respectively.  Management has conducted an evaluation of the investment as of March 31, 2018 and has determined that the investment is not impaired.

6. Revenue Recognition

Pursuant to the adoption of ASU 2014-09, the following disclosures discuss the Company's revenue recognition accounting policies. The Company recognizes two primary types of revenue: interest income and noninterest income.

Interest Income

The Company’s principal source of revenue is interest income from loans, which is recognized on an accrual basis using the effective interest method. Interest income is not within the scope of ASC Topic 606, Revenues from Contracts with Customers.

Noninterest Income

Noninterest income includes revenue from various types of transactions and services provided to customers. The following tables reflect the Company’s noninterest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such.  The commentary following the tables describes the nature, amount, and timing of the related revenue streams (dollars in thousands):

	Three months ended
	March 31,
	2018	2017
Non-interest income
Wealth advisory fees	$49	$37
Investment brokerage fees	106	109
Lending fees (1)	41	130
Other non-interest income	29	18
Total non-interest income	$225	$294
(1) Not within scope of ASC 606

The following is a description of principal activities from which the Company generates non-interest income revenue. Revenues are recognized as the Company satisfies its obligations with our clients, service partners and borrowers, in an amount that reflects the consideration that we expect to receive in exchange for those services.

Wealth advisory fees

Wealth advisory fees are generally recognized over time as services are rendered and are based on either a percentage of the market value of the assets under management, or fixed based on the services provided to the client. The Company’s execution of these services represents its related performance obligations.  Fees are calculated quarterly and are usually collected at the beginning of the period from the client’s account and recognized ratably over the related billing period.

Investment brokerage fees

Investment brokerage fees arise from selling and distribution services, and trade execution services. The Company’s execution of these services represents its related performance obligations.

The Company also offers selling and distribution services and earns commissions through the sale of annuity and mutual fund products. The Company acts as an agent in these transactions and recognizes revenue at a point in time when the customer executes a contract with a product carrier. The Company may also receive trailing commissions and 12b-1 fees related to mutual fund and annuity products, and recognizes this revenue in the period that they are realized since the revenue cannot be accurately predicted at the time the policy becomes effective.

Trade execution commissions are earned and recognized on the trade date, when the Company executes a trade for a customer. Payment for the trade execution is due on the settlement date.

7.  Loan Participation Sales

During the three months ended March 31, 2018, the Company sold no participations in church loans.  During the year ended December 31, 2017, the Company sold participations in 6 church loans totaling $9.7 million.  As a result of these sales, the Company recorded servicing assets totaling $203 thousand.  Servicing assets are amortized using the interest method as an adjustment to servicing fee income.  Amortization totaled $19 thousand and $20 thousand for the three months ended March 31, 2018 and 2017.

A summary of servicing assets for the three months ended three months ended March 31, 2018 and 2017, and the year ended December 31, 2017 is as follows (dollars in thousands):

	For the three months ended		For the year ended
	March 31,		December 31,
	2018	2017	2017
Balance, beginning of period	$270	$258	$258
Additions:
Servicing obligations from sale of loan participations	--	118	203
Subtractions:
Amortization	(19)	(20)	(191)
Balance, end of period	$251	$356	$270

8. Premises and Equipment

Premises and equipment consist of the following at March 31, 2018 and December 31, 2017 (dollars in thousands):

	As of March 31,	As of December 31,
	2018	2017

Furniture and office equipment	$486	$486
Computer system	222	222
Leasehold improvements	25	25

Total premises and equipment	733	733
Less accumulated depreciation and amortization	(638)	(630)

Premises and equipment, net	$95	$103

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 amounted to $8 thousand and $7 thousand, respectively.

9.  NCUA Credit Facilities

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

Accrued interest is due and payable monthly in arrears on both facilities on the first day of each month at the lesser of the maximum interest rate permitted by applicable law under the loan documents or 2.525%.  The term loan may be repaid or retired without penalty, but any amounts repaid or prepaid under the facilities may not be re-borrowed.  The facilities mature on November 1, 2026, at which point the final principal payment will be due.

Future principal contractual payments of the Company’s borrowings from financial institutions during the twelve month periods ending March 31 are as follows (dollars in thousands):

2019	$4,977
2020	5,105
2021	5,240
2022	5,374
2023	5,511
Thereafter	54,058
$80,265

The NCUA credit facilities include a number of borrower covenants, including affirmative covenants to maintain the collateral free of liens, to timely pay the amounts due on the facility, to provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission and maintain a minimum collateralization ratio of at least 110%  (120% for the MU Credit Facility and Wescorp Facility combined).  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio.  In total, the collateral securing both facilities at March 31, 2018 and December 31, 2017 satisfied the 120% minimum.  In addition, the collateral securing both facilities at March 31, 2018 and December 31, 2017 separately satisfied the 110% minimum required collateralization ratio.

The NCUA credit facilities also include covenants which prevent the Company from renewing or extending a loan pledged as collateral under these facilities unless certain conditions have been met and requires the borrower to deliver current financial statements to the Company.  Under the terms of the facilities, the Company has established two separate lockboxes for each facility maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the NCUA credit facilities.  Such Events of Default include, among others, failure to make timely payments due under the NCUA credit facilities and the Company's breach of any of its covenants.  As of March 31, 2018 and December 31, 2017, respectively, the Company was in compliance with its covenants under each of the NCUA credit facilities.

Members United Facility

The balance of the MU Credit Facility was $62.4 million and $63.4 million at March 31, 2018 and December 31, 2017, respectively.  The required minimum monthly payment is $450 thousand.

At March 31, 2018 and December 31, 2017, the collateral securing the MU Credit Facility had an aggregate principal balance of $72.7 million and $71.7 million, respectively.  The collateral securing the MU Credit Facility at March 31, 2018 and December 31, 2017 satisfied the 110% minimum required collateralization ratio.

WesCorp Facility

As of March 31, 2018 and December 31, 2017, $17.9 million and $18.1 million, respectively, was outstanding on the WesCorp Credit Facility Extension.  The required minimum monthly payment is $129 thousand.

As of March 31, 2018 and December 31, 2017, the collateral securing the WesCorp Credit Facility Extension had an aggregate principal balance of $24.9 million and $26.9 million, respectively.   The collateral securing the WesCorp Credit Facility Extension at March 31, 2018 and December 31, 2017 satisfied the 110% minimum collateralization ratio required by the amended agreement.

10.  Notes Payable

SEC Registered Public Offerings

Notes payable comprised unsecured and secured notes totaling $59.2 million and $9.1 million, respectively, at March 31, 2018.  Notes payable comprised of unsecured and secured notes totaling $59.3 million and $9.8 million, respectively, at December 31, 2017.  The notes are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU or ACCU. Notes pay interest at stated spreads over an index rate that is adjusted every month. Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

Class A Offering.  In April 2008, the Company registered with the SEC its Class A Notes.  The Class A Note Offering expired on December 31, 2015 and the Company discontinued the sale of its Class A Notes. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Company was in compliance with these covenants as of March 31, 2018 and December 31, 2017.  The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”). At March 31, 2018 and December 31, 2017, $11.7 million and $12.3 million of these notes were outstanding, respectively.

Class 1 Offering.  In January 2015, the Company registered with the SEC its Class 1 Notes.  The Class 1 Note Offering expired on December 31, 2017 and the Company discontinued the sale of its Class 1 Notes at that time.  The offering included two categories of notes, including a fixed interest note and a variable interest note.  The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Company was in compliance with these covenants as of March 31, 2018 and December 31, 2017.  The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank.  At March 31, 2018 and December 31, 2017, $37.0 million and $39.7 million of Class 1 Notes were outstanding, respectively.

Class 1A Offering.  In February 2018, the Company launched its Class 1A Notes Offering. The Company registered $90 million of its Class 1A Notes in two series – fixed and variable notes and the Company’s Registration Statement was declared effective on February 27, 2018. The Class 1A Notes are unsecured. The interest rate paid on the Fixed Series Notes is determined in reference to a Constant Maturity Treasury Index published by the U.S. Department of Treasury (“CMT Index”) in effect on the date that the note is issued plus a rate spread as described in the Company’s Class 1A Prospectus.  The interest rate paid on a Variable Series Note is determined by reference to the variable index in effect on the date the interest rate is set. The CMT Index is determined by the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate.  The Class 1A Notes will be issued under a Trust Indenture entered into between the Company and U.S. Bank.  At March 31, 2018, $0.4 million of the Company’s Class 1A Notes were outstanding.

Private Offerings

Secured Investment Certificates (“Secured Notes”).  In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The Notes require as collateral either cash pledged in the amount of 100% of the outstanding balance of the Notes or loans receivable pledged in the amount of 105% of the outstanding balance of the Notes.  At March 31, 2018 and December 31, 2017, a total of $9.1 million and $9.8 million in Secured Notes were outstanding.  At March 31, 2018 and December 31, 2017, the collateral securing the Secured Notes had an outstanding balance of $10.8 million and $10.9 million, respectively.  The March 31, 2018 and December 31, 2017 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of March 31, 2018 and December 31, 2017, no cash was pledged in regards to the Secured Notes. The Company’s 2015 Secured Note offering terminated on December 31, 2017.  Effective as of April 30, 2018, the Company launched a new $80 million secured note offering.  The 2018 Secured Note offering will be issued pursuant to a Loan and Security Agreement and it will include the same terms and conditions previously set forth in its 2015 Secured Note offering.

Series 1 Subordinated Capital Notes (“Subordinated Notes”).  In February 2013, the Company launched the sale of its Subordinated Notes pursuant to a limited private offering to qualified investors that meets the requirements of Rule 506 of Regulation D.  The Subordinated Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. At March 31, 2018 and December 31, 2017, a total of $9.9 million and $6.8 million respectively in notes sold pursuant to this offering were outstanding.

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at March 31, 2018 and December 31, 2017.

Special Offering Notes.  Special Offering Notes are unsecured general obligation notes having various terms we have issued over the past several years to ministries, ministry-related organizations, and individuals. Except for a small number of investors (in total not exceeding 35 idividuals), the holders of these Notes are accredited investors within the meaning of Regulation D under the 1933 Securities Act. We may continue to sell our debt securities to eligible investors on an individual, negotiated basis as we deem appropriate and in compliance with exemptions from registration or qualifications under federal and applicable state securities laws. At March 31, 2018 and December 31, 2017, a total of $114 thousand and $473 thousand respectively in notes sold pursuant to this offering were outstanding.

The Company has the following notes payable at March 31, 2018 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$11,715	4.05%
Class 1 Offering	37,014	3.77%
Class 1A Offering	400	5.88

Private Offerings
Special Offering	114	3.35%
Special Subordinated Notes	9,933	4.63%
Secured Notes	9,124	3.77%
Total	$68,300	3.55%

Future maturities for the Company’s investor notes during the twelve month periods ending March 31 are as follows (dollars in thousands):

2019	$17,227
2020	15,120
2021	16,749
2022	14,343
2023	4,156
Thereafter	705
$68,300

Debt issuance costs related to the Company’s notes payable were $72 thousand and $85 thousand at March 31, 2018 and December 31, 2017, respectively.

11.  Commitments and Contingencies

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At March 31, 2018 and December 31, 2017, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:

	March 31, 2018	December 31, 2017
Undisbursed loans	$889	$1,199
Standby letter of credit	$384	$384

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

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. As of March 31, 2018, the Company is a defendant in a wrongful termination of employment lawsuit.  The Company is contesting the claim and at March 31, 2018, the Company’s liabilities include an accrual of $30 thousand for litigation related expenses incurred in connection with this claim.  Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and the ultimate outcome cannot be predicted.

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California. At March 31, 2018, future minimum rental payments for the twelve months ending March 31 are as follows:

2019	$118
2020	27
Thereafter	--
Total	$145

Total rent expense, including common area costs, was $36 thousand and $35 thousand for the three months ended March 31, 2018 and 2017, respectively. The Brea office lease expires in 2018 and contains one additional option to renew for five years.

The Fresno office lease is scheduled to expire in 2020.  There are no options to renew in the lease extension.

12.  Preferred and Common Units Under LLC Structure

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

13.  Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the three months ended March 31, 2018 and 2017 were $28 thousand and $26 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2017.  No profit sharing contribution has been made or approved for the three months ended March 31, 2018.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017, are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2018 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1		Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$11,879		$11,879	$	$--	$11,879
Loans, net	144,492				142,398	142,398
Investments in joint venture	896				896	896
Accrued interest receivable	726				725	725
FINANCIAL LIABILITIES:
NCUA borrowings	$80,265	$		$	$74,628	$74,628
Notes payable	68,228				68,246	68,246
Other financial liabilities	290				290	290

		Fair Value Measurements at December 31, 2017 using

	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
FINANCIAL ASSETS:
Cash	$9,907	$9,907	$--	$--	$9,907
Loans, net	148,835	--	--	146,732	146,732
Investments in joint venture	896	--	--	896	896
Accrued interest receivable	742	--	--	742	742
FINANCIAL LIABILITIES:
NCUA borrowings	$81,492	$--	$--	$76,945	$76,945
Notes payable	69,003	--	--	69,264	69,264
Other financial liabilities	346	--	--	346	346

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2018 and December 31, 2017.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2018 and December 31, 2017.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Obervable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2018:
Collateral dependent loans (net of allowance and discount)	$		$		$5,992	$5,992
Investments in joint venture					896	896
Total		$--		$--	$6,888	$6,888

Assets at December 31, 2017:
Collateral dependent loans (net of allowance and discount)		$--		$--	$6,135	$6,135
Investments in joint venture		--		--	896	896
Total		$--		$--	$7,031	$7,031

Activity in Level 3 assets is as follows for the three months ended March 31, 2018 and for the year ended December 31, 2017 (dollars in thousands):

Impaired loans
(net of allowance and discount)
Balance, December 31, 2017	$6,135
Allowance and discount, net of discount amortization	(37)
Loan payments and payoffs	(106)
Balance, March 31, 2018	$5,992

Investments in joint venture
(net of allowance and discount)
Balance, December 31, 2017	$896
Pro rata share of joint venture losses	--
Balance, March 31, 2018	$896

Impaired loans
(net of allowance and discount)
Balance, December 31, 2016	$4,736
Re-classifications of assets from Level 3 into Level 2	1,253
Allowance and discount, net of discount amortization	(500)
Loans that became impaired	1,495
Loan payments and payoffs	(849)
Balance, December 31, 2017	$6,135

Investments in joint venture
(net of allowance and discount)
Balance, December 31, 2016	$892
Pro rata share of joint venture income	4
Balance, December 31, 2017	$896

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017 are summarized below (dollars in thousands):

March 31, 2018
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,992	Discounted appraised value	Selling cost / Estimated market decrease	25% - 58% (35%)
Investments in joint venture	$896	Internal evaluations	Estimated future market value	0% (0%)

December 31, 2017
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$6,135	Discounted appraised value	Selling cost / Estimated market decrease	25% -58% (38%)
Investment in joint venture	$896	Internal evaluations	Estimated future market value	0% (0%)

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

For the years ended December 31, 2017 and 2016, MP Realty has federal and state net operating loss carryforwards of approximately $407 thousand and $402 thousand, respectively which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at December 31, 2017 and 2016.

Tax years ended December 31, 2014 through December 31, 2017 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2013 through December 31, 2017 remain subject to examination by the California Franchise Tax Board.

16.  Segment Information

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

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the three months ended March 31, 2018 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$2,409	$157	$2,566
Intersegment revenue	--	131	131
External non-interest expenses	975	283	1,258
Intersegment non-interest expenses	--	--	--
Segment net profit (loss)	(18)	5	(13)
Segment assets	157,641	1,121	158,762

Revenue
Total revenue of reportable segments	$2,697
Inter-segment revenue	(131)
Consolidated revenue	$2,566

Non-interest expenses
Total non-interest expenses of reportable segments	$1,258
Inter-segment non-interest expenses	--
Consolidated non-interest expenses	$1,258

Profit
Total income of reportable segments	$(13)
Inter-segment profits	72
Consolidated net income	$59

Assets
Total assets of reportable segments	$158,762
Segment accounts receivable from corporate office	(23)
Consolidated assets	$158,739

Financial information with respect to the reportable segments for the three month period ended March 31, 2017 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total

External income	$2,488	$146	$2,634
Intersegment revenue	--	189	189
External non-interest expenses	1,011	275	1,286
Intersegment non-interest expenses	138	--	138
Segment net profit (loss)	238	59	297
Segment assets	160,357	511	160,868

Revenue
Total revenue of reportable segments	$2,823
Inter-segment revenue	(189)
Consolidated revenue	$2,634

Non-interest expenses
Total non-interest expenses of reportable segments	$1,424
Inter-segment non-interest expenses	(138)
Consolidated non-interest expenses	$1,286

Profit
Total income of reportable segments	$297
Inter-segment profits	(52)
Consolidated net income	$245

Assets
Total assets of reportable segments	$160,868
Segment accounts receivable from corporate office	(6)
Consolidated assets	$160,862

17.  Subsequent Events

In connection with the Company’s Secured Note offering, it has engaged MP Securities to act as its managing broker for the offering.  Effective as of April 23, 2018, the Company has transitioned to an assets under management fee compensation model for all sales made by MP Securities of the Secured Notes.  Under the assets under management fee compensation structure, MP Securities will be paid a fee equal to 1% per annum of the outstanding balances of our Secured Notes; provided, however, that the maximum amount of fees assessed will not exceed 5% over the life of the Secured Note investment.  The Company will also pay MP Securities a .50% processing fee on the purchase of a Secured Note.

Regarding the legal proceeding contingencies detailed in Note 11. Loan Commitments, a trial date has been scheduled for March 4, 2019, with a mandatory settlement conference set for February 1, 2019.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  Such risks, uncertainties and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the following:

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

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2018 and 2017 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three months ended March 31, 2018 vs. three months ended March 31, 2017

	Three months ended		Comparison
	March 31,
	(dollars in thousands)
	2018	2017	$ Difference	% Difference
Interest income:
Interest on loans	$2,328	$2,327	$1	0%
Interest on interest-bearing accounts	13	13	--	0%
Total interest income	2,341	2,340	1	0%
Interest expense:
NCUA borrowings	499	535	(36)	(7%)
Notes payable	687	563	124	22%
Total interest expense	1,186	1,098	88	8%
Net interest income	1,155	1,242	(87)	(7%)
Provision for loan losses	63	5	58	100%
Net interest income after provision for loan losses	1,092	1,237	(145)	(12%)
Non-interest income
Broker-dealer commissions and fees	156	146	10	7%
Other lending income	69	148	(79)	(53%)
Total non-interest income	225	294	(69)	(23%)
Non-interest expenses:
Salaries and benefits	714	727	(13)	(2%)
Marketing and promotion	38	19	19	100%
Office occupancy	37	38	(1)	(3%)
Office operations and other expenses	302	320	(18)	(6%)
Legal and accounting	161	176	(15)	(9%)
Total non-interest expenses	1,252	1,280	(28)	(2%)
Income before provision for income taxes	65	251	(186)	(74%)
Provision for income taxes and state LLC fees	6	6	--	0%
Net income	$59	$245	$(186)	(76%)

During the three months ended March 31, 2018, we reported net income of $59 thousand, which was a decrease of $186 thousand over the first quarter 2017.  The decrease in net income was due primarily to an increase in interest expense related to notes payable, a decrease in non-interest income related to lending activities and $58 thousand of additional provisions for loan losses taken during the quarter ended March 31, 2018.

During the three months ended March 31, 2018, we reported interest income of $2.3 million, an increase of $1 thousand.  This marginal difference was due to the earning assets average balance and yield remaining the same in the first quarter of 2018 a compared to the same quarter in 2017.

Total interest expense increased by $88 thousand as compared to the first quarter 2017 due to an increase in interest expense on our investor notes.  Note interest expense increased by $124 thousand as the weighted average rate paid on our outstanding notes payable increased from 2.94% to 3.15%. Interest expense on our NCUA borrowings decreased by $36 thousand over the first quarter 2017 due to regular monthly principal payments made on our borrowings.

For the first quarter 2018, net interest income decreased by $87 thousand, from the first quarter 2017 due to the factors described above.  Net interest income after provision for loan losses decreased by $145 thousand for the quarter ended March 31, 2018 over the three months ended March 31, 2017.  An increase in provision for loan losses of $58 thousand contributed to the decrease in net interest income after provision for loan losses.

We had total non-interest income of $225 thousand in the first quarter 2018 primarily due to $156 thousand in broker-dealer commissions and fees earned by MP Securities, $23 thousand in management service fees, and $41 thousand in servicing fee income.  Our broker-dealer commissions and fees increased slightly as we continue to expand our customer base and assets managed by MP Securities.  Our other income generated from lending activities decreased due to lower origination and loan sale activity in the first quarter 2018 as compared to the first quarter of 2017.

Non-interest operating expenses for the three months ended March 31, 2018 decreased by $28 thousand over the same period ended March 31, 2017.  This decrease is due to several factors.  First, salaries and benefits decreased by $13 thousand due primarily to lower bonus accruals a compared to the first quarter of 2017. Office operations decreased by $18 thousand due to lower lending activity and human resource costs.  Finally, legal and accounting expenses decreased $15 thousand due to lower audit costs. Marketing and promotions expenses increased by $19 thousand somewhat offsetting the decreases in non-interest operating expenses described above.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in thousands)
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$11,951	$13	0.44%	$15,508	$13	0.34%
Interest-earning loans [1]	137,547	2,328	6.86%	134,131	2,327	7.04%
Total interest-earning assets	149,498	2,341	6.35%	149,639	2,340	6.34%

Non-interest-earning assets	10,893	--	--%	10,987	--	--%
Total Assets	160,391	2,341	5.92%	160,626	2,340	5.91%

Liabilities: [2]
Public offering notes – Class A	12,021	120	4.05%	16,937	156	3.74%
Public offering notes – Class 1	38,654	359	3.77%	33,924	273	3.26%
Public offering notes – Class 1A	69	1	5.88%	--	--	--%
Special offering notes	242	2	3.35%	1,821	19	4.23%
International notes	--	--	--%	40	--	--%
Subordinated notes	8,677	99	4.63%	5,180	61	4.78%
Secured notes	9,367	87	3.77%	7,091	54	3.09%
NCUA borrowings	81,071	499	2.50%	85,916	535	2.53%

Total interest-bearing liabilities	$150,101	1,167	3.15%	$150,909	1,098	2.95%

Net interest income		$1,174			$1,242
Net interest margin [3]			3.18%			3.37%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest assets for this analysis.

[2] Interest expense on notes are presented gross of debt issuance costs.

[3] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Average interest-earning assets increased slightly to $149.5 million during the three months ended March 31, 2018, from $149.6 million during the same period in 2017, an increase of $141 thousand. The average yield on these assets increased by 1 basis point from 6.34% to 6.35% for the three months ended March 31, 2017 and 2018, respectively. Yield on interest-earning loans dropped from 7.04% to 6.86%.  This decrease was offset by a higher average balance on interest earning loans comprising a higher portion of our interest earning assets than it did during the first quarter of 2017.

Average non-interest earning assets decreased by $94 thousand for the three months ended March 31, 2018 as compared to  the quarter ended March 31, 2017.  Non-performing assets decreased by $0.2 million for the three months ended March 31, 2018 to $9.1 million.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $150.1 million during the three months ended March 31, 2018, as compared to $150.9 million during the same period in 2017. The decrease is attributable to a $4.8 million decrease in borrowings and an increase in notes payable of $2.3 million. The average rate paid on these liabilities increased from 2.95% to 3.15% for the three months ended March 31, 2018 as the underlying base index rates on our publicly offered notes have increased over the previous twelve months, which has increased the average rates paid on our Class 1 Notes from 3.26% to 3.77%.

Net interest income, gross of debt issuance costs for the three months ended March 31, 2018 was $1.2 million, which was a decrease of $68 thousand, for the same period in 2017.  Net interest margin decreased 18 basis points to 3.18% for the quarter ended March 31, 2018, compared to 3.37% for the quarter ended March 31, 2017.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2018 vs. 2017
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)

Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(3)	$3	$--
Interest-earning loans [1]	59	(58)	1
	56	(55)	1
Increase (Decrease) in Interest Expense: [1]
Public offering notes – Class A	(48)	12	(36)
Public offering notes – Class 1	41	45	86
Public offering notes – Class 1A	1	--	1
Special offering notes	(14)	(3)	(17)
International notes	--	--	--
Subordinated notes	40	(2)	38
Secured notes	20	13	33
NCUA borrowings	(30)	(6)	(36)
Total interest-bearing liabilities	10	59	69
Change in net interest income	$46	$(114)	$(68)

Financial Condition

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

			Comparison
	2018	2017	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$11,879	$9,907	$1,972	20%
Restricted cash	56	58	(2)	(3%)
Loans receivable, net of allowance for loan losses of $2,160 and $2,097 as of March 31, 2018 and December 31, 2017, respectively	144,492	148,835	(4,343)	(3%)
Accrued interest receivable	725	742	(17)	(2%)
Investments in joint venture	896	896	--	--%
Property and equipment, net	95	103	(8)	(8%)
Servicing assets	251	270	(19)	(7%)
Other assets	345	211	134	64%
Total assets	$158,739	$161,022	$(2,283)	(1%)
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$80,265	$81,492	$(1,227)	(2%)
Notes payable, net of debt issuance costs of $72 and $85 as of March 31, 2018 and December 31, 2017, respectively	68,228	69,003	(775)	(1%)
Accrued interest payable	206	208	(2)	(1%)
Other liabilities	636	890	(254)	(29%)
Total liabilities	149,335	151,593	(2,258)	(1%)
Members' Equity:
Series A preferred units	11,715	11,715	--	--%
Class A common units	1,509	1,509	--	--%
Accumulated deficit	(3,820)	(3,795)	(25)	1%
Total members' equity	9,404	9,429	(25)	(0%)
Total liabilities and members' equity	$158,739	$161,022	$(2,283)	(1%)

General.  Total assets decreased by $2.3 million, or 1%, between March 31, 2018 and December 31, 2017.  This decrease was primarily due to a decrease in loans receivable.

During the three month period ended March 31, 2018, we sold  $1.5 million in new notes compared to $7.4 million in the first quarter 2017.  This decrease was due to the Company’s Class 1 Notes Offering expiring on December 31, 2017. The Company’s new Class 1A Notes Offering became effective February 27, 2018.  Prior to that date, no sales of the Company’s Class 1A Notes could be made.  Due to the nature of the church lending process, we only funded $426 thousand in loans during the first quarter of 2018.

Our portfolio consists entirely of loans made to evangelical churches and ministries.  Approximately 99% of these loans are secured by real estate, while four loans that represent less than 1% of our loans are unsecured.  The loans in our portfolio carried a weighted average interest rate of 6.35% at March 31, 2018 and 6.31% at December 31, 2017.

Non-performing Assets.  Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of the recorded balance of our nonperforming loans (dollars in thousands) as of March 31, 2018, December 31, 2017 and March 31, 2017:

	March 31,	December 31	March 31,
	2018	2017	2017

Impaired loans with an allowance for loan loss	$5,423	$3,999	$4,256
Impaired loans without an allowance for loan loss	3,679	5,256	4,469
Total impaired loans	$9,102	$9,255	$8,725

Allowance for loan losses related to impaired loans	$1,293	$1,260	$1,072
Total non-accrual loans	$8,207	$8,363	$8,725
Total loans past due 90 days or more and still accruing	$--	$--	$--

Some non-accrual loans are considered collateral dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral dependent loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired. For non-accrual loans that are not considered collateral dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had 11 nonaccrual loans as of March 31, 2018 and 10 as of  December 31, 2017.

We did not restructure or change the classification of any of our impaired loans during the three months ended March 31, 2018.  The decrease in the balance of our impaired loans at March 31, 2018 as compared to December 31, 2017 is related entirely to payments made on these loans, all of which are taken against principal.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	March 31, 2018	December 31, 2017

Non-Performing Loans:[1]

Collateral Dependent:
Delinquencies over 90-Days	$2,810	$495
Troubled Debt Restructurings[2]	3,679	6,104
Other Impaired Loans	1,213	1,214
Total Collateral Dependent Loans	7,702	7,813
Non-Collateral Dependent:
Delinquencies over 90-Days	--	--
Other Impaired loans	1,400	--
Troubled Debt Restructurings	--	1,442
Total Non-Collateral Dependent Loans	1,400	1,442
Loans 90 Days past due and still accruing	--	--
Total Non-Performing Loans	9,102	9,255
Foreclosed Assets[3]	--	--
Total Non-performing Assets	$9,102	$9,255

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal
[2] Includes $2.3 million of restructured loans that were over 90 days delinquent as of March 31, 2018.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At March 31, 2018 and December 31, 2017, we had eight restructured loans that were on non-accrual status.  Three of these loans were over 90 days delinquent at March 31, 2018.  In addition, we had three collateral dependent loans that have not been restructured that are also on non-accrual status.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At March 31, 2018 and December 31, 2017, the allowance for loan losses was $2.2 million and $2.1 million, respectively.  This represented 1.5% and 1.3% of our gross loans receivable at March 31, 2018 and December 31, 2017, respectively.

	Allowance for Loan Losses
	as of and for the

	Three months ended		Year ended
	March 31		December 31,
	2018	2017	2017
Balances:	($ in thousands)
Average total loans outstanding during period	$150,284	$146,856	$148,200
Total loans outstanding at end of the period	$148,379	$145,515	$152,714
Allowance for loan losses:
Balance at the beginning of period	$2,097	$1,875	$1,875
Provision charged to expense	63	5	262
Charge-offs
Wholly-Owned First	--	--	40
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	40
Recoveries
Wholly-Owned First	--	--	--
Wholly-Owned Junior	--	--	--
Participation First	--	--	--
Participation Junior	--	--	--
Total	--	--	--
Net loan charge-offs	--	--	40
Accretion of allowance related to restructured loans	--	--	--

Balance	$2,160	$1,880	$2,097

Ratios:
Net loan charge-offs to average total loans	0.00%	0.00%	0.03%
Provision for loan losses to average total loans[1]	0.04%	0.00%	0.18%
Allowance for loan losses to total loans at the end of the period	1.46%	1.29%	1.37%
Allowance for loan losses to non-performing loans	23.73%	21.55%	22.66%
Net loan charge-offs to allowance for loan losses at the end of the period	0.00%	0.00%	1.91%
Net loan charge-offs to Provision for loan losses[1]	0.00%	0.00%	0.15%

Investments.  At March 31, 2018 and 2017, we had one investment in a joint venture formed in January 2016 in which our ownership interest is $900 thousand. The purpose of the joint venture is to develop and sell property acquired by us as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.  Our net investment value after accounting for our portion of the net losses of the venture was $896 thousand at both March 31, 2018 and December 31, 2017.

NCUA Borrowings.  At March 31, 2018, we had $80.3 million in borrowings from financial institutions.  This represents a decrease of $1.2 million from December 31, 2017.  This decrease is the result of regular monthly payments made on the credit facilities.

Notes Payable.  Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placements.  These investor notes had a balance of $68.3 million at March 31, 2018, which was a decrease of $775 thousand from December 31, 2017.  As described above, this decrease was due to the timing gap when the Class 1 Notes Offering expired on December, 31 2017 and the new Class 1A Notes Offering Registration Statement became effective on February 27, 2018. Over the last several years, we have expanded our note sale program by building relationships with other financial institutions whereby we can offer our various note products to their clients.  In 2015, we reached networking agreements with both ECCU and ACCU to provide investment advisory services and sell our debt securities to investors they refer to us.  We have also developed relationships with other institutions that have enabled us to sell notes in larger amounts.  At the same time, we have continued to build our individual customer base through MP Securities and its staff of sales personnel. Our notes payable are presented net of of debt issuance costs, which have decreased from $85 thousand at December 31, 2017 to  $72 thousand at March 31, 2018.

Other liabilities.  Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees.  Our other liabilities decreased by $269 thousand, mainly due to the payment of accrued bonuses during the first quarter of 2017, dividends paid to our equity owners, and compensation paid to our Board of Managers during the first quarter of 2017 that had been previously accrued.

Members’ Equity.  Total members’ equity was $9.4 million at March 31, 2018, which represents a decrease of $25 thousand from December 31, 2017.  This decrease comprises $59 thousand in net income for the three months ended March 31, 2018, offset by $84 thousand in dividends related to our Series A Preferred Units, which require quarterly dividend payments.  We are required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders. This payment is made in the first quarter of the following year when annual net income has been finalized.  We accrue payment of these dividends throughout the year based on our year-to-date net income.  No accrual was made for the quarter ended March 31, 2018 as net income after dividends was a loss of $25 thousand.  We did not repurchase or sell any ownership units during the three months ended March 31, 2018.

Liquidity and Capital Resources

March 31, 2018 vs. March 31, 2017

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Desired liquidity may be achieved from both assets and liabilities. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity. Sales of investor notes and access to credit lines also serve as sources of additional liquidity. We follow a liquidity policy that has been approved by our Board of Managers.  The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum.  Our liquidity ratio was 16% at March 31, 2018, which is above the minimum set by our policy. We also review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1A Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, or we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

The sale of our debt securities is a significant component in financing our mortgage loan investments.  We have increased our marketing efforts related to the sale of Secured Notes and we believe that the sale of these notes will help us to meet our liquidity needs for the near future.  We also continue to sell debt securities filed under a Registration Statement with the SEC to register $90 million of Class 1A Notes that was declared effective as of February 27, 2018. This Registration Statement expires on December 31, 2020.

We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes and we are offering $80 million in our Secured Notes under a private placement memorandum.  By offering the Class 1A Notes and privately placed investor notes, we expect to fund new loans which can either be held for interest income or sold as participations to generate servicing income and gains on loan sales.  The cash from sales will be used to originate additional loan investments or to fund operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the three months ended March 31, 2018, our investors renewed their debt securities investments at a 56% rate, which represented a decrease from a 76% renewal rate over the three months ended March 31, 2017.  The decrease was primarily due to the fact that we discontinued the sale of our Class 1 Notes on

December 31, 2017 and were unable to sell our new Class 1A Notes until February 27th, 2018 when our Class 1A Notes Registration Statement became effective.  We have stabilized our note renewal rate over the last several years as MP Securities has adjusted its marketing efforts to the over-concentration of investment limitation restrictions placed on the sale of our notes.  New salespeople MP Securities hired over the last several years has also enabled us to increase our client base, which has in turn increased our note sales.

The net increase in cash during the three months ended March 31, 2018 was $2.0 million, as compared to a net increase of $6.4 million for the three months ended March 31, 2017.  Net cash used by operating activities totaled $197 thousand for the three months ended March 31, 2018, as compared to net cash used by operating activities of $288 thousand for the same period in 2017. This decrease in cash used by operating activities is attributable primarily to two factors.  First, a large portion of income earned in the first quarter of 2017 was attributable to gains generated from the sale of loans.  Secondly, we had a decrease in amortization of deferred loan fees for three months ended March 31, 2018 as compared to the same period in 2017.

Net cash provided by investing activities totaled $4.3 million during the three months ended March 31, 2018, as compared to $2.5 million provided during the three months ended March 31, 2017, representing an increase in cash provided of $1.8 million. The increase in cash provided is due to loan payoffs and paydowns.

Net cash used by financing activities totaled $2.2 million for the three month period ended March 31, 2018, a decrease in cash provided of $6.3 million as compared to $4.2 million provided by financing activities during the three months ended March 31, 2017. This difference is primarily attributable to a decrease in sales of our notes payable of $6.3 million over the same period in 2017.

At March 31, 2018, our cash, which includes cash reserves and cash available for investment in mortgage loans, was $11.9 million,  which represented a decrease of $4.8 million from $16.7 million at December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2018.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

No changes in internal controls were made during the three months ended March 31, 2018.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of March 31, 2018 and subject to the matter described below, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations or cash flows.

On November 11, 2017, Mr. Harold D. Woodall, former Senior Vice President and Chief Credit Officer, filed a suit against the Company and its Chief Executive Officer and President, Joseph Turner, Jr., in the Superior Court of Orange County, California.  Mr. Woodall’s employment arrangement with the Company terminated effective as of September 5, 2017.  Mr. Woodall’s suit alleges that the Company wrongfully terminated his employment and violated California’s Fair Employment and Housing Act of 1959, and the California Labor Code’s whistle blowing law.  Mr. Woodall seeks compensatory damages, punitive damages, attorney’s fees and other relief as the court deems just.  The Court has set a mandatory settlement conference on February 1, 2019 and a trial date of March 4, 2019. The Company believes the allegations in Mr. Woodall’s suit are groundless, without merit and it intends to vigorously contest the allegations set forth in Mr. Woodall’s complaint.  Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and the ultimate outcome cannot be predicted.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
10.33	Loan and Security Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Funding, LLC, dated April 30, 2018.(**)
10.34	Selling Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC, date April 30, 2018.(**)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (**)
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (**)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Income for the three month periods ended March 31, 2018 and 2017; (ii) Consolidated Balance Sheets as of March 31, 2018 and  December 31, 2017; (iii) Consolidated  Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv) Notes to Consolidated Financial Statements.

*     Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

**     Filed herewith

(1)     Incorporated by reference to Exhibit 21.1 to Form 10-K filed by the Company on March 29, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2018

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer