Form 10-Q
period 2018-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2018-08-10
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At June 30, 2018, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

 (Dollars in thousands Except Unit Data)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets:
Cash	$11,226	$9,907
Restricted cash	52	58
Loans receivable, net of allowance for loan losses of $2,195 and $2,097 as of June 30, 2018 and December 31, 2017, respectively	142,848	148,835
Accrued interest receivable	713	742
Investments in joint venture	896	896
Property and equipment, net	98	103
Servicing assets	233	270
Other assets	298	211
Total assets	$156,364	$161,022
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$79,030	$81,492
Notes payable, net of debt issuance costs of $107 and $85 as of June 30, 2018 and December 31, 2017, respectively	66,913	69,003
Accrued interest payable	202	208
Other liabilities	764	890
Total liabilities	146,909	151,593
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2018 and December 31, 2017 (liquidation preference of $100 per unit); See Note 12	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2018 and December 31, 2017; See Note 12	1,509	1,509
Accumulated deficit	(3,769)	(3,795)
Total members' equity	9,455	9,429
Total liabilities and members' equity	$156,364	$161,022

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (unaudited)

For the three and six month periods ended June 30, 2018 and 2017

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Interest on loans	$2,308	$2,293	$4,636	$4,620
Interest on interest-bearing accounts	16	13	29	26
Total interest income	2,324	2,306	4,665	4,646
Interest expense:
NCUA Credit Facilities	508	533	1,007	1,068
Notes payable	701	611	1,388	1,174
Total interest expense	1,209	1,144	2,395	2,242
Net interest income	1,115	1,162	2,270	2,404
Provision for loan losses	75	142	138	147
Net interest income after provision for loan losses	1,040	1,020	2,132	2,257
Non-interest income:
Broker-dealer commissions and fees	103	86	259	232
Other lending income	70	84	139	232
Total non-interest income	173	170	398	464
Non-interest expenses:
Salaries and benefits	614	631	1,328	1,358
Marketing and promotion	49	23	86	42
Office occupancy	38	38	76	76
Office operations and other expenses	284	321	586	641
Legal and accounting	83	99	244	275
Total non-interest expenses	1,068	1,112	2,320	2,392
Income before provision for income taxes	145	78	210	329
Provision for income taxes and state LLC fees	5	6	11	12
Net income	$140	$72	$199	$317

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

(Dollars in thousands)

	Six months ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$199	$317
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	15	15
Amortization of deferred loan fees	(120)	(209)
Amortization of debt issuance costs	46	54
Provision for loan losses	138	147
Accretion of loan discount	(12)	(20)
Gain on sale of loans	—	(111)
Changes in:
Accrued interest receivable	29	(77)
Other assets	(10)	(158)
Other liabilities and accrued interest payable	(82)	(105)
Net cash provided (used) by operating activities	203	(147)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(5,316)	(10,681)
Loan sales	800	6,562
Loan principal collections	10,457	5,424
Purchase of property and equipment	(10)	(11)
Net cash provided by investing activities	5,931	1,294
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in NCUA borrowings	(2,462)	(2,402)
Net change in notes payable	(2,068)	5,536
Debt issuance costs	(68)	(56)
Dividends paid on preferred units	(223)	(292)
Net cash provided (used) by financing activities	(4,821)	2,786
Net increase in cash and restricted cash	1,313	3,933
Cash, cash equivalents, and restricted cash at beginning of period	9,965	10,336
Cash, cash equivalents, and restricted cash at end of period	$11,278	$14,269
Supplemental disclosures of cash flow information
Interest paid	$2,401	$2,225
Income taxes paid	$27	$20

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of the Company’s accounting policies is included in its 2017 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2018 and for the six months ended June 30, 2018 and 2017 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the results for the full year.

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

The Company’s wholly owned subsidiaries are, Ministry Partners Funding, LLC (“MPF”), MP Realty Services, Inc., a California corporation (“MP Realty”), and Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MPF was formed in 2007 and was inactive from November 30, 2009 through November 2014.  In December 2014, the Company reactivated MPF to hold loans used as collateral for our new Secured Investment Certificates.  MP Realty was formed in November 2009, and obtained a license to operate as a corporate real estate broker through the California Department of Real Estate on February 23, 2010. MP Realty has conducted limited operations to date.

MP Securities was formed on April 26, 2010 to provide investment and financing solutions for churches, charitable institutions and faith-based organizations.  MP Securities acts as the selling agent for the Company’s public and private placement notes.  MP Securities offers a broad scope of investment services including registered investment advisory services and the ability to sell various investment products including mutual funds and insurance products.  Due to its broad offering of products and services, MP Securities is directly regulated by the following federal and state entities: the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), the California Department of Business Oversight, and the California Department of Insurance.  In addition, MP Securities is licensed with the state insurance or securities divisions in every state in which business is conducted.  As of June 30, 2018, MP Securities was licensed to sell insurance products in 14 states and as a broker dealer firm in 24 states.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of June 30, 2018 and December 31, 2017.

A portion of the Company’s cash held at credit unions is insured by the National Credit Union Insurance Fund, while a portion of cash held at other financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company maintains cash that may exceed insured limits.  The Company does not expect to incur losses in its cash accounts.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 presentation.  Neither member’s equity nor net income for the six months ended June 30, 2017 was impacted by the reclassifications.

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

Company’s loan portfolio consists of one segment – church loans. The loan portfolio is segregated into the following portfolio classes:

Loan Class	Class Description
Wholly-Owned First Collateral Position	Wholly-owned loans and the retained portion of loans originated by the Company and sold for which the Company possesses a senior lien on the collateral underlying the loan.
Wholly-Owned Junior Collateral Position

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

Participations First Collateral Position

Participated loans purchased from another financial entity for which the Company possesses a senior lien on the collateral underlying the loan. Loan participations purchased present higher credit risk than wholly owned loans because disposition and direction of actions regarding the management and collection of the loans must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with those of the Company.

Participations Junior Collateral Position

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

Debt Issuance Costs

Debt issuance costs are related to borrowings from financial institutions as well as public offerings of unsecured notes, and are amortized into interest expense over the contractual terms of the debt using the effective rate of interest method.

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

New accounting guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which supersedes existing accounting standards for revenue recognition and creates a single framework.  ASU 2014-09 and all subsequent amendments to the ASU (collectively "ASC 606") requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and revises when it is appropriate to recognize a gain or loss from the transfer of nonfinancial assets such as other real estate owned.  This standard also specifies the accounting for certain costs to obtain or fulfill a contract with a customer.  The Company’s implementation efforts included a detailed review of revenue contracts within the scope of guidance and an evaluation of the impact on the Company’s revenue recognition policies.  No transition-related practical expedients were applied.

The majority of Company's revenues come from interest income, which is outside the scope of ASC 606. The Company's revenues that are within the scope of ASC 606 are presented as Non-Interest Income and are recognized as revenue when the Company satisfies its obligation to the customer.  Revenues within the scope of ASC 606 include wealth advisory fees, investment brokerage fees, and other service and miscellaneous income.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy generally accepted accounting principles ("GAAP"). The adoption of ASC 606 did not result in a material change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

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

2.  Pledge of Cash and Restricted Cash

Some of the Company’s cash may be pledged as collateral for its borrowings and is considered restricted cash.  At June 30, 2018 and December 31, 2017, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (dollars in thousands):

	December 31,	June 30,
	2017	2018	2017
Cash and cash equivalents	$9,907	$11,226	$14,217
Restricted cash	58	52	52
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$9,965	$11,278	$14,269

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

3.  Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

ECCU is the Company’s founder and largest equity owner and as such the Company has several related party dealings.  The following describes the nature and dollar amounts of the material related party transactions with ECCU.

ECCU related parties who serve on the Company’s Board of Managers:

ECCU Role	MPIC Role
President, Chief Executive Officer	Board of Managers
Chairman of the Board	Board of Managers

Related party balances related to the assets of the Company (in thousands):

	June 30,	December 31,
	2018	2017
Total funds held on deposit at ECCU	$577	$1,065
Loan participations purchased from and serviced by ECCU	7,575	9,190

Related Party transactions of the Company (in thousands except unit data):

	Six months ended
	June 30,
	2018	2017
Number of Loans purchased from ECCU	—	—
Interest earned on funds held with ECCU	$2	$4
Interest income earned on loans purchased from ECCU	198	229
Fees paid to ECCU from MP Securities Networking Agreement	11	19
Income from Master Services Agreement with ECCU	27	27
Income from Successor Servicing Agreement with ECCU	5	5
Rent expense on lease agreement with ECCU	52	63

Loan participation interests purchased:

Occasionally, the Company purchases loan participation interests from ECCU.  The Company negotiates pass-through interest rates on loan participation interests purchased from ECCU on a loan by loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions.

Lease and Services Agreement:

The Company leases its corporate offices and purchases other facility related services from ECCU pursuant to a written lease and services agreement.  Management believes these terms are equivalent to those that prevail in arm's length transactions.

MP Securities Networking Agreement with ECCU:

MP Securities, the Company’s wholly-owned subsidiary, entered into a Networking Agreement with ECCU pursuant to which MP Securities has agreed to offer investment products and services to ECCU’s members that:

(1) have been approved by ECCU or its Board of Directors,

(2) comply with applicable investor suitability standards required by federal and state securities laws and regulations,

(3) are offered in accordance with NCUA rules and regulations, and

(4) are in compliance with its membership agreement with FINRA.

The agreement entitles ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members.  The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.

Master Services Agreement (the “Services Agreement”) with ECCU:

The Company and ECCU have entered into the Services Agreement, pursuant to which the Company provides relationship management services to ECCU’s members and business development services to new leads in the southeast region of the United States.  Either party may terminate the Services Agreement for any reason by providing thirty (30) days written notice.  On March 1, 2018, the agreement was amended to include referral fees to be paid by either party on the successful closing of a referred loan.  The current agreement expires on September 1, 2018.

Successor Servicing Agreement with ECCU:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU pursuant to which the Company has agreed to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans.  The term of the Agreement is for a period of three years.

Transactions with America’s Christian Credit Union (“ACCU”)

ACCU is one of the equity owners of the Company and has several related party agreements with the Company. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

Ownership transfer:

On May 4, 2017, ACCU acquired 12,000 Class A Units and 12,000 Series A Preferred Units of the Company’s Class A Common Units and Series A Preferred Units, respectively,  which represents 8.19% of the Company’s issued and outstanding Class A Units and 10.25% of the Company’s issued and outstanding Series A Preferred Units from Financial Partners Credit Union, a California state chartered credit union (“FPCU”).  The Company’s Board of Managers approved ACCU’s purchase of the Class A and Series A Preferred Units from FPCU and has consented to ACCU’s request to be admitted as a new member of the Company.  ACCU’s purchase of the Class A Units and Series A Preferred Units was consummated pursuant to a privately negotiated transaction.

On June 29, 2018, ACCU, acquired 2,000 of the Company’s Series A Preferred Units, which represents 1.71% of the Company’s issued and outstanding Series A Preferred Units from The National Credit Union Administration Board as Liquidating Agent of Telesis Community Credit Union, a federally chartered credit union (“NCUAB”).  The Company’s Board of Managers has approved ACCU’s purchase of the Membership Units from NCUAB and has consented to ACCU’s acquisition of additional membership interests of the Company.

ACCU related parties who serve on the Company’s Board of Managers:

ACCU Role	MPIC Role
President, Chief Executive Officer	Board of Managers

Related party balances related to the assets of the Company (in thousands):

	June 30,	December 31,
	2018	2017
Total funds held on deposit at ACCU	$6,526	$6,103
Dollar outstanding loan participations sold to ACCU and serviced by the Company	2,664	2,696
Loan participations purchased from and serviced by ACCU	1,691	1,719

Related Party transactions of the Company (in thousands except unit data):

	Six months ended
	June 30,
	2018	2017
Dollar amount of loans sold to ACCU	—	4
Interest earned on funds held with ACCU	$23	$14
Interest income earned on loans purchased from ACCU	43	45
Income from MP Securities Networking Agreement with ACCU	36	95
Income from Master Services Agreement with ACCU	15	—

Loan participation interests purchased:

Occasionally, the Company sells or purchases participation interests from ACCU.  The Company negotiates pass-through interest rates on loan participation interests purchased or sold from and to ACCU on a loan by loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions.

MP Securities networking agreement with ACCU:

MP Securities has entered into a Networking Agreement with ACCU pursuant to which MP Securities has agreed to offer investment products and services to ACCU’s members that:

(1) have been approved by ACCU or its Board of Directors,

(2) comply with applicable investor suitability standards required by federal and state securities laws and regulations,

(3) are offered in accordance with NCUA rules and regulations, and

(4) are in compliance with its membership agreement with FINRA.

The agreement entitles ACCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members.  The Networking Agreement may be terminated by either ACCU or MP Securities without cause upon thirty days prior written notice.

Transactions with Other Equity Owners

The Company has a Loan Participation Agreement with UNIFY Financial Credit Union (“UFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units.  Under this agreement, the Company sold UFCU a $5.0 million loan participation interest in one of its mortgage loan interests on August 14, 2013.  As part of this agreement, the Company retained the right to service the loan, and it charges UFCU 50 basis points for servicing the loan.

Transactions with Subsidiaries

The Company has several agreements with its subsidiary MP Securities.  The income and expense related to these agreements are eliminated in the consolidated financials.  MP Securities serves as the managing broker for the Company’s public and private placement notes.  The Company receives a range of compensation related to these services ranging from 0.25% to 5.50% over the life of a note depending on the specific offering and length of the note.  In addition, the Company’s subsidiary, MPF serves as the collateral agent for the Company’s Secured Notes. The terms of these agreements are described in the Company’s S-1 prospectus offering circulars and the private placement agreements related to the offerings.  Additional details regarding the Company’s Notes are described in section “10. Notes Payable” of this report.

The Company also has entered into an Administrative Services Agreement with MP Securities in which it provides services including the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  The agreement stipulates MP Securities will provide ministerial, compliance, marketing, operational and investor relations related services regarding the Company’s investor note program.  As stated above all intercompany transactions related to this agreement are eliminated in the consolidated financial statements.

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable to related parties totaled $256 thousand $250 thousand at June 30, 2018 and December 31, 2017.

Related Party Transaction Policy

To assist in evaluating any related transactions the Company may enter into with a related party, the Board has adopted a Related Party Transaction Policy. Under this policy, a majority of the members of the Company’s Board and majority of its independent Board members must approve a material transaction that it enters into with a related party.  As a result, all transactions that the Company undertakes with an affiliate or a related party are on terms believed by its management to be no less favorable than are available from unaffiliated third parties and are approved by a majority of its independent Board members.

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

All of our loans are made to various evangelical churches and related organizations, primarily to purchase, construct or improve facilities. Loan maturities extend through 2027. The loan portfolio had a weighted average rate of 6.32% and 6.31% as of June 30, 2018 and December 31, 2017, respectively. A summary of the Company’s mortgage loans owned as of June 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

	June 30,	December 31,
	2018	2017
Loans to evangelical churches and related organizations:
Real estate secured	$146,412	$151,214
Unsecured	369	1,500
Total loans	146,781	152,714
Deferred loan fees, net	(879)	(911)
Loan discount	(859)	(871)
Allowance for loan losses	(2,195)	(2,097)
Loans, net	$142,848	$148,835

Allowance for Loan Losses

Management believes that the allowance for loan losses, as shown in the following table, as of June 30, 2018 and December 31, 2017 is appropriate.  In addition, the following table shows the changes in the allowance for loan losses for the six months ended June 30, 2018 and the year ended December 31, 2017 (dollars in thousands):

	Six months ended	Year ended
	June 30, 2018	December 31, 2017
Balance, beginning of period	$2,097	$1,875
Provision for loan loss	138	262
Chargeoffs	(40)	(40)
Balance, end of period	$2,195	$2,097

Loans by portfolio segment (church loans) and the related allowance for loan losses are presented below. Loans and the allowance for loan losses are further segregated by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	June 30, 2018	December 31, 2017
Loans:
Individually evaluated for impairment	$9,217	$9,255
Collectively evaluated for impairment	137,564	143,459
Balance	$146,781	$152,714

Allowance for loan losses:
Individually evaluated for impairment	$1,357	$1,260
Collectively evaluated for impairment	838	837
Balance	$2,195	$2,097

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at June 30, 2018 and December 31, 2017, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2018
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$102,705	$3,776	$7,853	$—	$114,334
Watch	23,023	—	207	—	23,230
Special mention	1,521	—	—	—	1,521
Substandard	3,682	193	—	—	3,875
Doubtful	3,821	—	—	—	3,821
Loss	—	—	—	—	—
Total	$134,752	$3,969	$8,060	$—	$146,781

Credit Quality Indicators (by class)
As of December 31, 2017
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$115,422	$5,269	$9,474	$—	$130,165
Watch	13,082	—	212	—	13,294
Special mention	3,152	—	—	—	3,152
Substandard	5,907	196	—	—	6,103
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$137,563	$5,465	$9,686	$—	$152,714

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at June 30, 2018 and December 31, 2017 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$1,213	$3,703	$3,717	$8,633	$126,119	$134,752	$—
Wholly-Owned Junior	—	—	—	—	3,969	3,969	—
Participation First	1,302	—	—	1,302	6,758	8,060	—
Participation Junior	—	—	—	—	—	—	—
Total	$2,515	$3,703	$3,717	$9,935	$136,846	$146,781	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$—	$3,521	$1,587	$5,108	$132,455	$137,563	$—
Wholly-Owned Junior	—	196	—	196	5,269	5,465	—
Participation First	—	—	—	—	9,686	9,686	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$3,717	$1,587	$5,304	$147,410	$152,714	$—

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

The following tables are summaries of impaired loans by loan class as of six months ended June 30, 2018 and 2017, and the year ended December 31, 2017, respectively.  The unpaid principal balance reflects the contractual principal outstanding on the loan. The recorded balance reflects the unpaid principal balance less any interest payments that have been recorded against principal. The recorded investment reflects the recorded balance less discounts taken.  The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class)
As of June 30, 2018
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance
With no allowance recorded:
Church loans:
Wholly-Owned First	$6,680	$5,204	$4,767	$—
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	5,212	3,820	3,526	1,324
Wholly-Owned Junior	216	193	182	33
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total:
Church loans	$12,108	$9,217	$8,475	$1,357

	For the three months ended June 30, 2018		For the six months ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,905	$—	$4,702	$—
Wholly-Owned Junior	92	—	93	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	4,337	27	3,616	51
Wholly-Owned Junior	91	—	91	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total:
Church loans	$8,424	$27	$8,501	$51

Impaired Loans (by class)
As of December 31, 2017
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance
With no allowance recorded:
Church loans:
Wholly-Owned First	$6,395	$5,060	$4,637	$—
Wholly-Owned Junior	216	196	185	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	5,271	3,999	3,705	1,260
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total:
Church loans	$11,882	$9,255	$8,527	$1,260

	For the year ended December 31, 2017
	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,816	$—
Wholly-Owned Junior	189	—
Participation First	—	—
Participation Junior	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	3,857	—
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total:
Church loans	$8,862	$—

Impaired Loans (by class)
As of June 30, 2017
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance
With no allowance recorded:
Church loans:
Wholly-Owned First	$5,404	$4,204	$3,761	$—
Wholly-Owned Junior	216	200	189	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	5,289	4,136	3,842	1,165
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total:
Church loans	$10,909	$8,540	$7,792	$1,165

	For the three months ended June 30, 2017		For the six months ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$3,815	$—	$3,853	$—
Wholly-Owned Junior	190	—	191	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	3,884	—	3,919	—
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total:
Church loans	$7,889	$—	$7,963	$—

A summary of nonaccrual loans by loan class at June 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
As of June 30, 2018
Church loans:
Wholly-Owned First	$7,811
Wholly-Owned Junior	193
Participation First	—
Participation Junior	—
Total	$8,004

Loans on Nonaccrual Status (by class)
As of December 31, 2017
Church loans:
Wholly-Owned First	$8,167
Wholly-Owned Junior	196
Participation First	—
Participation Junior	—
Total	$8,363

The Company restructured no loans during each of the six months ended June 30, 2018 and 2017.

The Company had five restructured loans that were past maturity as of December 31, 2017.  For three of these loans, the Company has entered into forbearance agreements with the borrowers and is evaluating what actions it should undertake to restructure these mortgage loans and protect its investment.  For two of these loans the Company is pursuing its options in considering whether to enter into forbearance agreements with the borrowers and is evaluating what actions it should further undertake to protect its investment in these loans.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of June 30, 2018,  no additional funds were committed to be advanced in connection with loans modified as troubled debt restructurings.

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

The joint venture incurred $0 and $1 thousand in losses for the six months ended June 30, 2018 and 2017.  As of June 30, 2018 and December 31, 2017, the value of the Company’s investment in the property is $896 thousand.  Management has conducted an evaluation of the investment as of June 30, 2018 and has determined that the investment is not impaired.

6.  Revenue Recognition

Pursuant to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the following disclosures discuss the Company's revenue recognition accounting policies. The Company recognizes two primary types of revenue: interest income and non-interest income.

Interest Income

The Company’s principal source of revenue is interest income from loans, which is not within the scope of Topic 606.  In addition, certain non-interest income streams, such as fees associated with loan servicing, are also not in the scope of Topic 606.

Non-interest Income

Non-interest income includes revenue from various types of transactions and services provided to customers. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such.  The commentary following the tables describes the nature, amount, and timing of the related revenue streams (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Non-interest income
Wealth advisory fees	$52	$40	$102	$78
Investment brokerage fees	51	46	157	154
Lending fees (1)	44	65	84	194
Other non-interest income	26	19	55	38
Total non-interest income	$173	$170	$398	$464
(1) Not within scope of ASC 606

The following is a description of principal activities from which the Company generates non-interest income revenue. Revenues are recognized as the Company satisfies its obligations with our clients, service partners and borrowers, in an amount that reflects the consideration that we expect to receive in exchange for those services.

Wealth advisory fees

Wealth advisory fees are generally recognized over time as services are rendered and are based on either a percentage of the market value of the assets under management, or fixed based on the services provided to the client. The Company’s execution of these services represents its related performance obligations.  Fees are calculated quarterly and are usually collected at the beginning of the period from the client’s account and recognized ratably over the related billing period as the performance obligation is fulfilled.  Any commissions paid related to these fees are also recognized ratable over the related billing period as the performance obligation is fulfilled.

Investment brokerage fees

Investment brokerage fees arise from selling and distribution services and trade execution services. The Company’s execution of these services represents its related performance obligations.

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

Trade execution commissions are earned and recognized on the trade date, which is when the performance obligation is fulfilled. Payment for the trade execution is due on the settlement date.

7.  Loan Participation Sales

The following table shows the amount of loan participation sales and the resulting changes in servicing assets recorded during the three and six month periods ended June 30, 2018 and 2017, and the year ended December 31, 2017.  Servicing assets are amortized using the interest method as an adjustment to servicing fee income.

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Six months ended		Year ended
	June 30,		December 31,
	2018	2017	2017
Participation loans sold by the Company	$800	6,600	$9,700

Servicing Assets
Balance, beginning of period	$270	$258	$258
Additions:
Servicing obligations from sale of loan participations	—	148	203
Subtractions:
Amortization	(37)	(55)	(191)
Balance, end of period	$233	$351	$270

8. Premises and Equipment

Premises and equipment consist of the following at June 30, 2018 and December 31, 2017 (dollars in thousands):

	As of
	June 30,	December 31,
	2018	2017

Furniture and office equipment	$487	$486
Computer system	231	222
Leasehold improvements	25	25
Total premises and equipment	743	733
Less accumulated depreciation and amortization	(645)	(630)
Premises and equipment, net	$98	$103

(dollars in thousands)	2018	2017

Depreciation and amortization expense for the six months ended June 30,	$15	$15

9.  NCUA Credit Facilities

The Company has two credit facilities with the NCUA as a result of the NCUA’s conservatorship of Western Corporate Federal Credit Union (“WesCorp Credit Facility Extension”) and Members United Corporate Federal Credit Union (“MU Credit Facility”).  The following table summarizes the terms of each facility.

	Facility Start Date	Maturity Date	Original Credit (in millions)	Interest Rate	Min. Mth Pmt (in thousands)	Interest Calculation	Prepayment Penalty
MU Credit Facility	11/4/2011	11/1/2026	$87.30	2.525%	$450	Accrued interest is due and payable monthly in arrears on the first day of each month	No
WesCorp Credit Facility Extension	11/4/2011	11/1/2026	$23.50	2.525%	$129	Accrued interest is due and payable monthly in arrears on the first day of each month	No

The following table summarizes the outstanding balance and dollar amount of commercial real estate loans pledged to each credit facility (dollars in thousands):

	June 30, 2018	December 31, 2017
MU Credit Facility
Amount outstanding	61,447	63,361
Collateral pledged	72,469	71,742
Collateralization Ratio	118%	113%

WesCorp Credit Facility Extension
Amount outstanding	17,583	18,131
Collateral pledged	24,394	26,881
Collateralization Ratio	139%	148%

Credit Facilities Combined
Amount outstanding	79,030	81,492
Collateral pledged	96,863	98,623
Collateralization Ratio	123%	121%

Future principal contractual payments of the Company’s borrowings from financial institutions during the twelve month periods ending June 30, are as follows (dollars in thousands):

2019	$5,008
2020	5,137
2021	5,273
2022	5,408
2023	5,546
Thereafter	52,658
$79,030

The NCUA credit facilities include a number of borrower covenants which are summarized along with the covenant compliance status in the table below.  If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable it to meet its obligation to maintain a minimum collateralization ratio. The NCUA credit facilities also include covenants which prevent the Company from renewing or extending a loan pledged as collateral under these facilities unless certain conditions have been met including a requirement of the borrower to deliver current financial statements to the Company.  Under the terms of the facilities, the Company has established two separate lockboxes for each facility maintained for the benefit of Lender that will receive all payments made by collateral obligors.  The Company’s obligation to repay the outstanding balance on this facility may be accelerated upon the occurrence of an “Event of Default” as defined in the NCUA credit facilities.  Such Events of Default include, among others, failure to make timely payments due under the NCUA credit facilities and the Company's breach of any of its covenants.  As of June 30, 2018 and December 31, 2017, respectively, the Company was in compliance with its covenants under each of the NCUA credit facilities.

Covenants Satisfied as of
	June 30, 2018	December 31, 2017
Maintain the collateral free of liens	Yes	Yes
Timely pay the amounts due on the facility	Yes	Yes
Provide the Lender with interim or annual financial statements and annual and periodic reports filed with the U.S. Securities and Exchange Commission	Yes	Yes
Maintain a minimum collateralization ratio of at least 110%	Yes	Yes
Maintain a minimum collateralization ratio of at least 120% for the NCUA credit facilities combined	Yes	Yes

10.  Notes Payable

Notes payable comprised unsecured and secured notes totaling $57.8 million and $9.2 million, respectively, at June 30, 2018.  Notes payable comprised unsecured and secured notes totaling $59.3 million and $9.8 million, respectively, at December 31, 2017.  The notes are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU or ACCU. Notes pay interest at stated spreads over an index rate.  Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

SEC Registered Public Offerings

Class A Offering.  In April 2008, the Company registered with the SEC its Class A Notes.  The Class A Note Offering expired on December 31, 2015 and the Company discontinued the sale of its Class A Notes. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note, which allows borrowers to increase their interest rate once a year with certain limitations.  The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Company was in compliance with these covenants as of June 30, 2018 and December 31, 2017.  The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”). At June 30, 2018 and December 31, 2017,  $10.9 million and $12.3 million of these notes were outstanding, respectively.

Class 1 Offering.  In January 2015, the Company registered with the SEC its Class 1 Notes.  The Class 1 Note Offering expired on December 31, 2017 and the Company discontinued the sale of its Class 1 Notes at that time.  The offering included two categories of notes, including a fixed interest note and a variable interest note.  The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes and incurring of indebtedness.  The Company was in compliance with these covenants as of June 30, 2018 and December 31, 2017.  The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank.  At June 30, 2018 and December 31, 2017,  $32.0 million and $39.7 million of Class 1 Notes were outstanding, respectively.

Class 1A Offering.  In February 2018, the Company launched its Class 1A Notes Offering.  Pursuant to a Registration Statement declared effective on February 27, 2018, the Company registered $90 million of its Class 1A Notes in two series – fixed and variable notes.  The Class 1A Notes are unsecured.  The interest rate paid on the Fixed Series Notes is determined in reference to a Constant Maturity Treasury Index published by the U.S. Department of Treasury (“CMT Index”) in effect on the date that the note is issued plus a rate spread as described in the Company’s Class 1A Prospectus.  The interest rate paid on a Variable Series Note is determined by reference to the variable index in effect on the date the interest rate is set. The CMT Index is determined by the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities.  The variable index is equal to the 3-month LIBOR rate.  The Class 1A Notes are issued under a Trust Indenture entered into between the Company and U.S. Bank.  At June 30, 2018, $4.5 million of the Company’s Class 1A Notes were outstanding.

Private Offerings

Secured Investment Certificates (“Secured Notes”).  In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The Notes require as collateral either cash pledged in the amount of 100% of the outstanding balance of the Notes or loans receivable pledged in the amount of 105% of the outstanding balance of the Notes.  At June 30, 2018 and December 31, 2017, a total of $9.2 million and $9.8 million in Secured Notes were outstanding.  At

June 30, 2018 and December 31, 2017, the collateral securing the Secured Notes had an outstanding balance of $9.8 million and $10.9 million, respectively.  The June 30, 2018 and December 31, 2017 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of June 30, 2018 and December 31, 2017, no cash was pledged in regards to the Secured Notes. The Company’s 2015 Secured Note offering terminated on December 31, 2017.  Effective as of April 30, 2018, the Company launched a new $80 million secured note offering.  The 2018 Secured Note offering will be issued pursuant to a Loan and Security Agreement and it will include the same terms and conditions previously set forth in its 2015 Secured Note offering.

Series 1 Subordinated Capital Notes (“Subordinated Notes”).  In February 2013, the Company launched the sale of its Subordinated Notes pursuant to a limited private offering to qualified investors that meets the requirements of Rule 506 of Regulation D.  The Subordinated Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps. At June 30, 2018 and December 31, 2017, a total of $10.3 million and $6.8 million respectively in notes sold pursuant to this offering were outstanding.

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at June 30, 2018 and December 31, 2017.

Special Offering Notes.  Special Offering Notes are unsecured general obligation notes having various terms we have issued over the past several years to ministries, ministry-related organizations, and individuals. Except for a small number of investors (in total not exceeding 35 individuals), the holders of these Notes are accredited investors within the meaning of Regulation D under the 1933 Securities Act. We may continue to sell our debt securities to eligible investors on an individual, negotiated basis as we deem appropriate and in compliance with exemptions from registration or qualifications under federal and applicable state securities laws. At June 30, 2018 and December 31, 2017, a total of $116 thousand and $473 thousand respectively in notes sold pursuant to this offering were outstanding.

The Company has the following notes payable at June 30, 2018 (dollars in thousands):

SEC Registered Public Offerings	Amount	Weighted Average Interest Rate
Class A Offering	$10,879	4.11%
Class 1 Offering	31,949	3.89%
Class 1A Offering	4,541	3.56%

Private Offerings
Special Offering	116	3.49%
Special Subordinated Notes	10,324	4.57%
Secured Notes	9,211	3.80%
Total	$67,020	4.03%

Future maturities for the Company’s investor notes during the twelve month periods ending June 30, are as follows (dollars in thousands):

2019	$20,316
2020	17,649
2021	12,880
2022	12,018
2023	3,656
Thereafter	501
$67,020

Debt issuance costs related to the Company’s notes payable were $107 thousand and $85 thousand at June 30, 2018 and December 31, 2017, respectively.

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

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. At June 30, 2018 and December 31, 2017, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	June 30, 2018	December 31, 2017
Undisbursed loans	$3,113	$1,199
Standby letter of credit	$384	$384

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

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. As of June 30, 2018, the Company is a defendant in a wrongful termination of employment lawsuit.  The Company is contesting the claim and at June 30, 2018, the Company’s liabilities include an accrual of $30 thousand for litigation related expenses incurred in connection with this claim.  Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and the ultimate outcome cannot be predicted.

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California. At June 30, 2018, future minimum rental payments for the twelve months ending June 30, are as follows:

2019	$78
2020	20
Thereafter	—
Total	$98

Total rent expense, including common area costs, was $71 thousand and $71 thousand for the six months ended June 30, 2018 and 2017. The Brea office lease expires in 2018 and contains one additional option to renew for five years.

The Fresno office lease is scheduled to expire in 2020.  There are no options to renew in the lease agreement.

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

The Series A Preferred Units have a liquidation preference of $100 per unit; have no voting rights; and are subject to redemption in whole or in part at the Company’s election on December 31 of any year, for an amount equal to the liquidation preference of each unit, plus any accrued and declared but unpaid quarterly dividends and preferred distributions on such units. The Series A Preferred Units have priority as to earnings and distributions over the Common Units. The resale of the Company’s Series A Preferred Units and Common Units are subject to the Company’s first right of refusal to purchase units proposed to be transferred.  Upon the Company’s failure to pay quarterly dividends for four consecutive quarters, the holders of the Series A Preferred Units have the right to appoint two managers to its Board of Managers.

The Class A Common Units have voting rights, but have no liquidation preference or rights to dividends, unless declared.

13.  Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the six months ended June 30, 2018 and 2017 were $44 thousand and $42 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company made no profit sharing contributions for the plan during the year ended December 31, 2017.  No profit sharing contribution has been made or approved for the six months ended June 30, 2018.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017, are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2018 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$11,226		$11,226	$	$—	$11,226
Loans, net	142,848				141,325	141,325
Investments in joint venture	896				896	896
Accrued interest receivable	713				713	713
FINANCIAL LIABILITIES:
NCUA borrowings	$79,030	$		$	$73,603	$73,603
Notes payable	66,913				67,135	67,135
Other financial liabilities	11				11	11

		Fair Value Measurements at December 31, 2017 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$9,907	$9,907	$—	$—	$9,907
Loans, net	148,835	—	—	146,732	146,732
Investments in joint venture	896	—	—	896	896
Accrued interest receivable	742	—	—	742	742
FINANCIAL LIABILITIES:
NCUA borrowings	$81,492	$—	$—	$76,945	$76,945
Notes payable	69,003	—	—	69,264	69,264
Other financial liabilities	346	—	—	346	346

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2018 and December 31, 2017.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2018 and December 31, 2017.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2018:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$6,084	$6,084
Investments in joint venture	—	—	896	896
Total	$—	$—	$6,980	$6,980

Assets at December 31, 2017:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$6,135	$6,135
Investments in joint venture	—	—	896	896
Total	$—	$—	$7,031	$7,031

Activity in Level 3 assets is as follows for the six months ended June 30, 2018 and for the year ended December 31, 2017 (dollars in thousands):

Impaired loans (net of allowance and discount)
Balance, December 31, 2017	$6,135
Changes in allowance and discount	(102)
Loans that became impaired	323
Loan payments and payoffs	(272)
Balance, June 30, 2018	$6,084

Investments in joint venture (net of allowance and discount)
Balance, December 31, 2017	$896
Pro rata share of joint venture losses	—
Balance, June 30, 2018	$896

Impaired loans (net of allowance and discount)
Balance, December 31, 2016	$4,736
Re-classifications of assets from Level 3 into Level 2	1,253
Changes in allowance and discount	(500)
Loans that became impaired	1,495
Loan payments and payoffs	(849)
Balance, December 31, 2017	$6,135

Investments in joint venture (net of allowance and discount)
Balance, December 31, 2016	$892
Pro rata share of joint venture income	4
Balance, December 31, 2017	$896

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017 are summarized below (dollars in thousands):

June 30, 2018
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$6,084	Discounted appraised value	Selling cost / Estimated market decrease	35% - 60% (45%)
Investments in joint venture	$896	Internal evaluations	Estimated future market value	0% (0%)

December 31, 2017
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$6,135	Discounted appraised value	Selling cost / Estimated market decrease	25% -58% (38%)
Investment in joint venture	$896	Internal evaluations	Estimated future market value	0% (0%)

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

Reflecting the manner is which we manage our businesses, including resource allocation and performance assessment, we have two reportable segments that represent the primary businesses reported in our consolidated financial statements: finance company (the parent company) and broker-dealer (MP Securities).  The finance company segment uses funds from the sale of debt securities, operations, and loan participations to originate or purchase mortgage loans and services loans. The broker-dealer segment sells debt securities and other investment products, as well as providing investment advisory services, to generate fee income.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Intersegment revenues and expenses are accounted for at amounts that assume the transactions were made to unrelated third parties at the current market prices at the time of the transactions.

Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the six months ended June 30, 2018 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total
Revenue from external sources	$4,803	$260	$5,063
Intersegment revenue	—	298	298
External non-interest expenses	1,817	514	2,331
Intersegment non-interest expenses	—	—	—
Segment net profit	58	44	102
Segment assets	155,260	1,135	156,395

Revenue
Total revenue of reportable segments	$5,361
Inter-segment revenue	(298)
Consolidated revenue	$5,063
Non-interest expenses
Total non-interest expenses of reportable segments	$2,331
Inter-segment non-interest expenses	—
Consolidated non-interest expenses	$2,331
Profit
Total income of reportable segments	$102
Inter-segment profits	97
Consolidated net income	$199
Assets
Total assets of reportable segments	$156,395
Segment accounts receivable from corporate office	(31)
Consolidated assets	$156,364

Financial information with respect to the reportable segments for the six month period ended June 30, 2017 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Total
External income	$4,879	$232	$5,111
Intersegment revenue	—	663	663
External non-interest expenses	2,144	535	2,679
Intersegment non-interest expenses	288	—	288
Segment net profit (loss)	346	360	706
Segment assets	150,500	787	151,287

Revenue
Total revenue of reportable segments	$5,774
Inter-segment revenue	(663)
Consolidated revenue	$5,111
Non-interest expenses
Total non-interest expenses of reportable segments	$2,967
Inter-segment non-interest expenses	(288)
Consolidated non-interest expenses	$2,679
Profit
Total income of reportable segments	$706
Inter-segment profits	(389)
Consolidated net income	$317
Assets
Total assets of reportable segments	$151,287
Segment accounts receivable from corporate office	(6)
Consolidated assets	$151,281

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

The following discussion and analysis compares the results of operations for the three and six month periods ended June 30, 2018 and 2017 and should be read in conjunction with the accompanying financial statements and Notes thereto.

Results of Operations

Three months ended June 30, 2018 vs. three months ended June 30, 2017

	Three months ended		Comparison
	June 30,
	(dollars in thousands)
	2018	2017	$ Difference	% Difference
Interest income:
Interest on loans	$2,308	$2,293	$15	1%
Interest on interest-bearing accounts	16	13	3	23%
Total interest income	2,324	2,306	18	1%
Interest expense:
NCUA borrowings	508	533	(25)	(5%)
Notes payable	701	611	90	15%
Total interest expense	1,209	1,144	65	6%
Net interest income	1,115	1,162	(47)	(4%)
Provision for loan losses	75	142	(67)	100%
Net interest income after provision for loan losses	1,040	1,020	20	2%
Non-interest income
Broker-dealer commissions and fees	103	86	17	20%
Other lending income	70	84	(14)	(17%)
Total non-interest income	173	170	3	2%
Non-interest expenses:
Salaries and benefits	614	631	(17)	(3%)
Marketing and promotion	49	23	26	113%
Office occupancy	38	38	—	—%
Office operations and other expenses	284	321	(37)	(12%)
Legal and accounting	83	99	(16)	(16%)
Total non-interest expenses	1,068	1,112	(44)	(4%)
Income before provision for income taxes	145	78	67	86%
Provision for income taxes and state LLC fees	5	6	(1)	(17%)
Net income	$140	$72	$68	94%

During the second quarter 2018, we reported net income of $140 thousand, which was an increase of $68 thousand over the second quarter 2017.  Net income increased primarily due to a decrease in in office operation expense and a reduction in provision for loan losses offset partially by an increase in interest expense on notes payable.

During the second quarter 2018, we reported interest income of $2.3 million, an increase of $18 thousand over the second quarter 2017.  Total interest expense increased by $65 thousand for the second quarter 2018 as compared to the second quarter 2017.   Net interest income decreased by $47 thousand for the second quarter 2018 compared to the second quarter 2017.  Analysis on the net interest margin is detailed in the “Net Interest Income and Net Interest Margin” section below.

Net interest income after provision for loan losses increased by $20 thousand for the quarter ended June 30, 2018 over the quarter ended June 30, 2017 due to a decrease in provision for loan losses of $67 thousand.

We had total non-interest income of $173 thousand in the second quarter 2018 primarily due to $103 thousand in broker-dealer commissions and fees earned by MP Securities, $23 thousand in management service fees, and $41 thousand in servicing fee income.

Our broker-dealer commissions and fees increased slightly as we continue to expand our customer base and assets managed by MP Securities.  Our other income generated from lending activities decreased by $14 thousand due to lower origination and loan sale activity in the second quarter 2018 as compared to the second quarter 2017.

Non-interest expenses for the three months ended June 30, 2018 decreased by $44 thousand over the same period ended June 30, 2017.  This decrease is due to several factors.  First, salaries and benefits decreased by $17 thousand due primarily to lower bonus accruals as compared to the second quarter 2017.   Office operations decreased by $38 thousand due to lower referral fees paid to strategic partners for investor note purchases.  Finally, legal and accounting expenses decreased $16 thousand due to lower legal costs.

Six months ended June 30, 2018 vs. six months ended June 30, 2017

	Six months ended		Comparison
	June 30,
	(dollars in thousands)
	2018	2017	$ Difference	% Difference
Interest income:
Interest on loans	$4,636	$4,620	$16	0%
Interest on interest-bearing accounts	29	26	3	12%
Total interest income	4,665	4,646	19	0%
Interest expense:
NCUA borrowings	1,007	1,068	(61)	(6%)
Notes payable	1,388	1,174	214	18%
Total interest expense	2,395	2,242	153	7%
Net interest income	2,270	2,404	(134)	(6%)
Provision for loan losses	138	147	(9)	100%
Net interest income after provision for loan losses	2,132	2,257	(125)	(6%)
Non-interest income
Broker-dealer commissions and fees	259	232	27	12%
Other lending income	139	232	(93)	(40%)
Total non-interest income	398	464	(66)	(14%)
Non-interest expenses:
Salaries and benefits	1,328	1,358	(30)	(2%)
Marketing and promotion	86	42	44	105%
Office occupancy	76	76	—	—%
Office operations and other expenses	586	641	(55)	(9%)
Legal and accounting	244	275	(31)	(11%)
Total non-interest expenses	2,320	2,392	(72)	(3%)
Income before provision for income taxes	210	329	(119)	(36%)
Provision for income taxes and state LLC fees	11	12	(1)	(8%)
Net income	$199	$317	$(118)	(37%)

During the six months ended June 30, 2018, we reported net income of $199 thousand, which was a decrease of $118 thousand over the six months ended June 30, 2017.  Net income decreased primarily due to higher interest expense on notes payable and lower non-interest income from lending activity which was offset somewhat by a decrease in non-interest expense.

During the six months ended June 30, 2018, we reported interest income of $4.7 million, an increase of $19 thousand over the six months ended June 30, 2017.  Total interest expense increased by $153 thousand as compared to the six months ended June 30, 2017.  Due to these items, for the six months ended June 30, 2018, net interest income decreased by $134 thousand, from the six months ended June 30, 2017.  Analysis on the net interest margin is detailed in the “Net Interest Income and Net Interest Margin” section below.

Net interest income after provision for loan losses decreased by $125 thousand for six months ended June 30, 2018 over the six months ended June 30, 2017 due to a decrease in provision for loan losses of $9 thousand and the decrease in net interest income discussed above.

We had total non-interest income of $398 thousand in the six months ended June 30, 2018 primarily due to $259 thousand in broker-dealer commissions and fees earned by MP Securities, which was an increase of $27 thousand and $139 thousand in other lending

income which was a decrease of $93 thousand over six months ended June 30, 2017.   Our broker-dealer commissions and fees increased slightly as we continue to expand our customer base and assets managed by MP Securities.  Our other income generated from lending activities decreased due to lower origination and loan sale activity in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Non-interest expenses for the six months ended June 30, 2018  decreased by $72 thousand over the six months ended June 30, 2017.  This decrease is due to several factors.  First, salaries and benefits decreased by $30 thousand due primarily to lower bonus accruals as compared to the six months ended June 30, 2017.   Office operations decreased by $55 thousand due to lower referral fees paid to strategic partners for investor note purchases.  Finally, legal and accounting expenses decreased $31 thousand due to lower legal and audit costs.  Marketing and promotions expenses increased by $44 thousand somewhat offsetting the decreases in non-interest expenses described above.

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

The following table provides information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense		Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$12,996	$16	0.49%	$17,262	$13		0.30%
Interest-earning loans [1]	137,289	2,308	6.74%	135,824	2,293		6.77%
Total interest-earning assets	150,285	2,324	6.20%	153,086	2,306		6.04%

Non-interest-earning assets	8,173	—	—%	8,613	—		—%
Total Assets	158,458	2,324	5.88%	161,699	2,306		5.72%

Liabilities: [2]
Public offering notes – Class A	11,409	117	4.11%	15,059	143		3.81%
Public offering notes – Class 1	34,840	338	3.89%	35,778	308		3.45%
Public offering notes – Class 1A	2,591	23	3.56%	—	—		—%
Special offering notes	115	1	3.49%	1,752	19		4.35%
International notes	—	—	—%	5	—		—%
Subordinated notes	10,170	116	4.57%	5,215	61		4.69%
Secured notes	9,182	87	3.80%	9,540	80		3.36%
NCUA borrowings	79,839	508	2.52%	84,702	533		2.52%

Total interest-bearing liabilities	148,146	1,190	3.22%	152,051	1,144		3.02%
Debt issuance cost		19			—
Total interest-bearing liabilities net of debt issuance cost	$148,146	1,209	3.27%	$152,051	1,144	—	3.02%

Net interest income		$1,115			$1,162
Net interest margin [3]			2.98%				3.04%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

[2] Interest expense on notes is presented gross of debt issuance costs.

[3] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2018 vs. 2017
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(4)	$7	$3
Interest-earning loans	25	(10)	15
	21	(3)	18
Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(37)	11	(26)
Public offering notes – Class 1	(8)	38	30
Public offering notes – Class 1A	23	—	23
Special offering notes	(15)	(3)	(18)
Subordinated notes	57	(2)	55
Secured notes	(3)	10	7
NCUA borrowings	(25)	—	(25)
Debt issuance cost	—	19	19
Total interest-bearing liabilities	(8)	73	65
Change in net interest income	$29	$(76)	$(47)

Average interest-earning assets decreased slightly to $150.3 million during the three months ended June 30, 2018, from $153.0 million during the same period in 2017, a decrease of $2.8 million.  The average yield on these assets increased by 16 basis points from 6.04%  for the three months ended June 30, 2017 to 6.20% for the three months ended June 30, 2018.  Yield on interest-earning loans dropped from 6.77% to 6.74%.  This decrease was offset by a higher average balance on interest earning loans comprising a higher portion of our interest earning assets than it did during the second quarter 2017.    Average non-interest earning assets decreased by $0.4 million for the three months ended June 30, 2018 as compared to the quarter ended June 30, 2017 due mostly to payments received on non-accrual loans.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $148.1 million during the three months ended six months ended June 30, 2018, as compared to $152.1 million during the same period in 2017.  The decrease is attributable to a $4.9 million decrease in borrowings and an increase in notes payable of $1.0 million.  The average rate paid on these liabilities, including debt issuance cost amortization, increased from 3.02%  for the three months ended June 30, 2017 to 3.27% for the three months ended June 30, 2018 as the underlying base index rates on our notes have increased over the previous twelve months.

Net interest income for the three months ended June 30, 2018 was $1.1 million, which was a decrease of $47 thousand, for the same period in 2017.  Net interest margin decreased 7 basis points to 2.98% for the quarter ended June 30, 2018, compared to 3.04% for the quarter ended June 30, 2017.

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense		Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$12,476	$29	0.47%	$16,390	$26		0.32%
Interest-earning loans [1]	138,758	4,636	6.74%	136,055	4,620		6.85%
Total interest-earning assets	151,234	4,665	6.22%	152,445	4,646		6.15%

Non-interest-earning assets	8,184	—	—%	8,678	—		—%
Total Assets	159,418	4,665	5.90%	161,123	4,646		5.81%

Liabilities: [2]
Public offering notes – Class A	11,713	236	4.06%	15,993	300		3.78%
Public offering notes – Class 1	36,737	696	3.82%	34,856	581		3.36%
Public offering notes – Class 1A	1,337	24	3.62%	—	—		—%
Special offering notes	178	4	4.53%	1,786	37		4.18%
International notes	—	—	—%	22	—		—%
Subordinated notes	9,428	216	4.62%	5,198	122		4.73%
Secured notes	9,274	174	3.78%	8,322	134		3.25%
NCUA borrowings	80,452	1,007	2.52%	85,306	1,068		2.52%

Total interest-bearing liabilities	$149,119	2,357	3.19%	$151,483	2,242		2.98%
Debt issuance cost		38			—
Total interest-bearing liabilities net of debt issuance cost	$149,119	2,395	3.24%	$151,483	2,242	—	2.98%

Net interest income		$2,270			$2,404
Net interest margin [3]			3.03%				3.18%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

[2] Interest expense on notes are presented gross of debt issuance costs.

[3] Net interest margin is equal to net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2018 vs. 2017
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(2)	$5	$3
Interest-earning loans	53	(37)	16
	51	(32)	19
Increase (Decrease) in Interest Expense:
Public offering notes – Class A	(74)	10	(64)
Public offering notes – Class 1	74	41	115
Public offering notes – Class 1A	24	—	24
Special offering notes	(34)	1	(33)
Subordinated notes	95	(1)	94
Secured notes	28	12	40
NCUA borrowings	(61)	—	(61)
Debt issuance cost	—	38	38
Total interest-bearing liabilities	52	101	153
Change in net interest income	$(1)	$(133)	$(134)

Average interest-earning assets decreased to $151.2 million during the six months ended June 30, 2018, from $152.4 million during the same period in 2017, a decrease of $1.2 million.  The average yield on these assets increased by 7 basis points from 6.15% for the six months ended June 30, 2017 to 6.22% for the six months ended June 30, 2018.   Yield on interest-earning loans dropped from 6.85% to 6.74%.  This decrease was offset by a higher average balance on interest earning loans comprising a higher portion of our interest earning assets than it did during the six months ended June 30, 2017.  Average non-interest earning assets decreased by $0.5 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due mostly to payments received on non-accrual loans.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased $2.4 million to $149.1 million during the six months ended June 30, 2018, as compared to $151.5 million during the same period in 2017.  The decrease is attributable to a $4.9 million decrease in borrowings offset by an increase in notes payable of $2.5 million.  The average rate paid on these liabilities, including debt issuance cost amortization, increased from 2.98% for the six months ended June 30, 2017 to 3.24% for the six months ended June 30, 2018 as the underlying base index rates on notes payable have increased over the previous twelve months.

Net interest income for the six months ended June 30, 2018 was $2.3 million, which was a decrease of $134 thousand, for the same period in 2017.  Net interest margin decreased 15 basis points to 3.03% for the six months ended June 30, 2018, compared to 3.18% for the six months ended June 30, 2017.

Financial Condition

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

			Comparison
	2018	2017	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$11,226	$9,907	$1,319	13%
Restricted cash	52	58	(6)	(10%)
Loans receivable, net of allowance for loan losses of $2,195 and $2,097 as of June 30, 2018 and December 31, 2017, respectively	142,848	148,835	(5,987)	(4%)
Accrued interest receivable	713	742	(29)	(4%)
Investments in joint venture	896	896	—	—%
Property and equipment, net	98	103	(5)	(5%)
Servicing assets	233	270	(37)	(14%)
Other assets	298	211	87	41%
Total assets	$156,364	$161,022	$(4,658)	(3%)
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$79,030	$81,492	$(2,462)	(3%)
Notes payable, net of debt issuance costs of $107 and $85 as of June 30, 2018 and December 31, 2017, respectively	66,913	69,003	(2,090)	(3%)
Accrued interest payable	202	208	(6)	(3%)
Other liabilities	764	890	(126)	(14%)
Total liabilities	146,909	151,593	(4,684)	(3%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated deficit	(3,769)	(3,795)	26	(1%)
Total members' equity	9,455	9,429	26	0%
Total liabilities and members' equity	$156,364	$161,022	$(4,658)	(3%)

General.  Total assets decreased by $4.7 million, or 3%, between June 30, 2018 and December 31, 2017.  This decrease was primarily due to a decrease in loans receivable.

During the six months ended June 30, 2018, we sold $3.3 million in new notes compared to $7.4 million in the six months ended June 30, 2017.  This decrease was mostly due to the Company’s Class 1 Notes Offering expiring on December 31, 2017.  The Company’s new Class 1A Notes Offering became effective February 27, 2018.  Prior to that date, no sales of the Company’s Class 1A Notes could be made.  For the six months ended June 30, 2018 the Company funded $5.3 million in loans, which was not sufficient to offset principal paydowns resulting in a decrease in loans receivable of $6.0 million for the year.

Our portfolio consists entirely of loans made to evangelical churches and ministries with approximately 99% of these loans secured by real estate.  The loans in our portfolio carried a weighted average interest rate of 6.32% at June 30, 2018 and 6.31% at December 31, 2017.

Non-performing Assets.  Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of the recorded balance of our nonperforming loans (dollars in thousands) as of June 30, 2018,  December 31, 2017 and June 30, 2017:

	June 30,	December 31,	June 30,
	2018	2017	2017
Impaired loans with an allowance for loan loss	$4,013	$3,999	$4,136
Impaired loans without an allowance for loan loss	5,204	5,256	4,404
Total impaired loans	$9,217	$9,255	$8,540

Allowance for loan losses related to impaired loans	$1,357	$1,260	$1,165
Total non-accrual loans	$8,004	$8,363	$8,540
Total loans past due 90 days or more and still accruing	$—	$—	$—

Certain non-accrual loans are considered collateral-dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral-dependent non-accrual loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired.  For non-accrual loans that are not considered collateral-dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had 11 nonaccrual loans as of June 30, 2018 and 10 as of December 31, 2017.

We did not restructure or change the classification of any of our impaired loans during the six months ended June 30, 2018.  The decrease in the balance of our impaired loans at June 30, 2018 as compared to December 31, 2017 is related entirely to payments received on these loans.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	June 30, 2018	December 31, 2017
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days	$3,717	$495
Troubled Debt Restructurings[2]	2,661	6,104
Other Impaired Loans	1,520	1,214
Total Collateral-Dependent Loans	7,898	7,813
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	1,319	1,442
Total Non-Collateral-Dependent Loans	1,319	1,442
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	9,217	9,255
Foreclosed Assets[3]	—	—
Total Non-performing Assets	$9,217	$9,255

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal
[2] Includes $3.2 million of restructured loans that were over 90 days delinquent as of June 30, 2018.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At June 30, 2018 and December 31, 2017, we had eight restructured loans that were on non-accrual status.  Three of these loans were over 90 days delinquent at June 30, 2018.  In addition, we had three collateral-dependent loans that have not been restructured that are also on non-accrual status.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At June 30, 2018 and December 31, 2017, the allowance for loan losses was $2.2 million and $2.1 million, respectively.  This represented 1.50% and 1.37% of our gross loans receivable at June 30, 2018 and December 31, 2017, respectively.

	Allowance for Loan Losses
	as of and for the
	Six months ended		Year ended
	June 30,		December 31,
	2018	2017	2017
Balances:	($ in thousands)
Average total loans outstanding during period	$147,196	$146,225	$146,539
Total loans outstanding at end of the period	$146,781	$146,823	$152,714
Allowance for loan losses:
Balance at the beginning of period	$2,097	$1,875	$1,875
Provision charged to expense	138	147	262
Charge-offs
Wholly-Owned First	40	40	40
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	40	40	40
Recoveries
Wholly-Owned First	—	—	—
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	—	—	—
Net loan charge-offs	40	40	40
Accretion of allowance related to restructured loans	—	—	—
Balance	$2,195	$1,982	$2,097

Ratios:
Net loan charge-offs to average total loans	0.03%	0.03%	0.03%
Provision for loan losses to average total loans	0.09%	0.10%	0.18%
Allowance for loan losses to total loans at the end of the period	1.50%	1.35%	1.37%
Allowance for loan losses to non-performing loans	23.81%	22.72%	22.66%
Net loan charge-offs to allowance for loan losses at the end of the period	1.82%	2.02%	1.91%
Net loan charge-offs to Provision for loan losses	0.29%	0.27%	0.15%

Investments.  At June 30, 2018 and 2017, we had one investment in a joint venture formed in January 2016 in which our ownership interest is $900 thousand.  The purpose of the joint venture is to develop and sell property acquired by us as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.  Our net investment value after accounting for our portion of the net losses of the venture was $896 thousand at June 30, 2018 and December 31, 2017.

NCUA Borrowings.  At June 30, 2018, we had $79.0 million in borrowings from financial institutions.  This represents a decrease of $2.5 million from December 31, 2017.  This decrease is the result of regular monthly payments made on the credit facilities.

Notes Payable.  Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placements.  These investor notes had a balance of $67.0 million at June 30, 2018, which was a decrease of $2.1 million from December 31, 2017.  As described above, this decrease was mostly due to the timing gap between the Class 1 Notes Offering expiration on December, 31 2017 and the new Class 1A Notes Offering Registration Statement becoming effective on February 27, 2018.  Over the last several years, we have expanded our note sale program by building relationships with other financial institutions whereby we can offer our various note products to their clients.  In 2015, we reached networking agreements with both ECCU and ACCU to provide investment advisory services and sell our debt securities to investors they refer to us.  We have also developed relationships with other institutions that have enabled us to sell notes in larger amounts.  At the same time, we have continued to build our individual customer base through MP Securities and its staff of sales personnel.  Our notes payable are presented net of debt issuance costs, which have increased from $85 thousand at December 31, 2017 to $107 thousand at June 30, 2018.

Other liabilities.  Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees.  At June 30, 2018 our other liabilities decreased by $126 thousand compared to the period ended June 30, 2017, mainly due to the payment of accrued bonuses during the first quarter of 2018, dividends paid to our equity owners, and compensation paid to our Board of Managers during the first quarter of 2018 that had been previously accrued.

Members’ Equity.  Total members’ equity was $9.5 million at June 30, 2018, which represents an increase of $26 thousand from December 31, 2017.  This increase is comprised of $199 thousand in net income for the six months ended June 30, 2018, offset by $173 thousand in dividends related to our Series A Preferred Units, which require quarterly dividend payments.  We are required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders.  This payment is made in the first quarter of the following year when annual net income has been finalized.  We accrue payment of these dividends throughout the year based on our year-to-date net income.  No accrual was made for the six months ended June 30, 2018 as net results after dividends was a loss of $26 thousand.  We did not repurchase or sell any ownership units during the six months ended June 30, 2018.

Liquidity and Capital Resources

June 30, 2018 vs. June 30, 2017

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans and potential loan sales are sources of asset liquidity.  Sales of investor notes and access to credit lines also serve as sources of additional liquidity.  We follow a liquidity policy that has been approved by our Board of Managers.  The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum.  Our liquidity ratio was 15% at June 30, 2018, which is above the minimum set by our policy.  We also review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes.  Management believes that we maintain adequate sources of liquidity to meet our liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1A Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, or we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

The sale of our debt securities is a significant component in financing our mortgage loan investments.  We continue to sell debt securities filed under a Registration Statement with the SEC to register $90 million of Class 1A Notes that was declared effective on February 27, 2018.  This Registration Statement expires on December 31, 2020.  We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes and we are offering $80 million in our Secured Notes under a private placement memorandum.  By offering the Class 1A Notes and privately placed investor notes, we expect to fund new loans which can either be held for interest income or sold as participations to generate servicing income and gains on loan sales.  The cash we receive from investor note sales will be used to originate additional loan investments or to fund operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the six months ended June 30, 2018, our investors renewed their debt securities investments at a 53% rate, which represented a decrease from a 76% renewal rate over the six months ended June 30, 2017.  The decrease was mostly due to the fact that we discontinued the sale of our Class 1 Notes on December 31, 2017 and were unable to sell our new Class 1A Notes until February 27th, 2018 when our Class 1A Notes Registration Statement became effective.  We have stabilized our note renewal rate over the last several years as MP Securities has adjusted its marketing efforts to the over-concentration of investment limitation restrictions placed on the sale of our notes.  New salespeople MP Securities hired over the last several years have also enabled us to increase our client base, which has in turn positioned us to increase notes sales.

The net increase in cash and restricted cash during the six months ended June 30, 2018 was $1.3 million, as compared to a net increase of $3.9 million for the six months ended June 30, 2017.  Net cash provided by operating activities totaled $203 thousand for the six months ended June 30, 2018, as compared to net cash used by operating activities of $147 thousand for the same period in 2017.  This increase in cash provided by operating activities is attributable primarily to fewer non-cash items providing income for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Net cash provided by investing activities totaled $5.9 million during the six months ended June 30, 2018, as compared to $1.3 million provided during the six months ended June 30, 2017, representing an increase in cash provided of $4.6 million.  The increase in cash provided is due to loan payoffs and paydowns.

Net cash used by financing activities totaled $4.8 million for six months ended June 30, 2018, a decrease in cash provided of $7.6 million as compared to $2.8 million provided by financing activities during six months ended June 30, 2017.   This difference is primarily attributable to a decrease in sales of our notes payable of $7.6 million over the same period in 2017.

At June 30, 2018, our cash, cash equivalents, and restricted cash, was $11.3 million, which represented an increase of $1.3 million from $10.0 million at December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2018.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

No changes in internal controls were made during the six months ended June 30, 2018.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of June 30, 2018 and subject to the matter described below, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

On November 11, 2017, Mr. Harold D. Woodall, former Senior Vice President and Chief Credit Officer, filed a suit against the Company and its Chief Executive Officer and President, Joseph Turner, Jr., in the Superior Court of Orange County, California.  Mr. Woodall’s employment arrangement with the Company terminated effective as of September 5, 2017.  Mr. Woodall’s suit alleges that the Company wrongfully terminated his employment and violated California’s Fair Employment and Housing Act of 1959, and the California Labor Code’s whistle blowing law.  Mr. Woodall seeks compensatory damages, punitive damages, attorney’s fees, and other relief as the court deems just.  The Court has set a mandatory settlement conference on February 1, 2019 and a trial date of March 4, 2019. The Company believes the allegations in Mr. Woodall’s suit are groundless, without merit, and it intends to vigorously contest the allegations set forth in Mr. Woodall’s complaint.  Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and the ultimate outcome cannot be predicted.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

None

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit
10.33	Loan and Security Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Funding, LLC, dated April 30, 2018.(1)
10.34	Selling Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC, date April 30, 2018.(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (**)
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (**)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Income for the three and six month periods ended June 30, 2018 and 2017; (ii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iii) Consolidated  Statements of Cash Flows for the three and six months ended June 30, 2018 and 2017; and (iv) Notes to Consolidated Financial Statements.

*     Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

**     Filed herewith

(1)     Incorporated by reference to Form 10-Q filed by the Company on May 14, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2018

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer