Form 10-Q
period 2018-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2018-11-09
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company filer, or an emerging growth company.  See the definitions of  “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company.” in Rule 12b-2 of the Exchange Act. (check one):

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

At September 30, 2018, registrant had issued and outstanding 146,522 units of its Class A common units.  The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

 (Dollars in thousands Except Unit Data)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets:
Cash	$15,130	$9,907
Restricted cash	51	58
Loans receivable, net of allowance for loan losses of $2,728 and $2,097 as of September 30, 2018 and December 31, 2017, respectively	140,870	148,835
Accrued interest receivable	668	742
Investments in joint venture	895	896
Property and equipment, net	94	103
Servicing assets	226	270
Other assets	363	211
Total assets	$158,297	$161,022
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$77,787	$81,492
Notes payable, net of debt issuance costs of $103 and $85 as of September 30, 2018 and December 31, 2017, respectively	70,051	69,003
Accrued interest payable	219	208
Other liabilities	713	890
Total liabilities	148,770	151,593
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2018 and December 31, 2017 (liquidation preference of $100 per unit); See Note 12	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2018 and December 31, 2017; See Note 12	1,509	1,509
Accumulated deficit	(3,697)	(3,795)
Total members' equity	9,527	9,429
Total liabilities and members' equity	$158,297	$161,022

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (unaudited)

For the three and nine month periods ended September 30, 2018 and 2017

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Interest on loans	$2,190	$2,393	$6,826	$7,014
Interest on interest-bearing accounts	20	11	49	38
Total interest income	2,210	2,404	6,875	7,052
Interest expense:
NCUA Credit Facilities	500	531	1,508	1,600
Notes payable	723	632	2,111	1,805
Total interest expense	1,223	1,163	3,619	3,405
Net interest income	987	1,241	3,256	3,647
Provision for loan losses	533	32	671	180
Net interest income after provision for loan losses	454	1,209	2,585	3,467
Non-interest income:
Broker-dealer commissions and fees	119	501	378	733
Other lending income	718	98	857	330
Total non-interest income	837	599	1,235	1,063
Non-interest expenses:
Salaries and benefits	679	695	2,007	2,054
Marketing and promotion	34	81	121	122
Office occupancy	39	40	114	116
Office operations and other expenses	287	351	873	993
Legal and accounting	69	77	312	353
Total non-interest expenses	1,108	1,244	3,427	3,638
Income before provision for income taxes	183	564	393	892
Provision for income taxes and state LLC fees	6	6	17	18
Net income	$177	$558	$376	$874

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

(Dollars in thousands)

	Nine months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$376	$874
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	23	25
Amortization of deferred loan fees	(200)	(373)
Amortization of debt issuance costs	74	90
Provision for loan losses	671	180
Accretion of loan discount	(16)	(14)
Gain on sale of loans	(7)	(135)
Changes in:
Accrued interest receivable	74	(36)
Other assets	(54)	(194)
Accrued interest payable	11	22
Other liabilities	(143)	572
Net cash provided by operating activities	809	1,011
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(837)	—
Loan originations	(10,769)	(27,515)
Loan sales	4,360	9,288
Loan principal collections	14,709	12,878
Purchase of property and equipment	(14)	(17)
Net cash provided (used) by investing activities	7,449	(5,366)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in NCUA borrowings	(3,705)	(3,614)
Net change in notes payable	1,066	6,537
Debt issuance costs	(92)	(70)
Dividends paid on preferred units	(311)	(246)
Net cash (used) provided by financing activities	(3,042)	2,607
Net increase (decrease) in cash and restricted cash	5,216	(1,748)
Cash, cash equivalents, and restricted cash at beginning of period	9,965	10,335
Cash, cash equivalents, and restricted cash at end of period	$15,181	$8,587
Supplemental disclosures of cash flow information
Interest paid	$3,608	$3,383
Income taxes paid	$8	$—
Dividends declared to preferred unit holders	$104	$129

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”, “we”, or “our”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of the Company’s accounting policies is included in its 2017 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2018 and for the nine months ended September 30, 2018 and 2017 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the results for the full year.

1.  Summary of Significant Accounting Policies

Nature of Business

Ministry Partners Investment Company, LLC (the “Company”) was formed in California in 1991.  Primary operations are related to activities involved in financing loans secured by real property and providing investment services for the benefit of evangelical churches and church organizations.  The Company funds its operations primarily through the sale of debt securities.

The Company’s wholly owned subsidiaries are Ministry Partners Funding, LLC (“MPF”), MP Realty Services, Inc., a California corporation (“MP Realty”), and Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”). MPF was formed in 2007 and was inactive from November 30, 2009 through November 2014.  In December 2014, the Company reactivated MPF to hold loans used as collateral for our Secured Investment Certificates.  MP Realty was formed in November 2009, and obtained a license to operate as a corporate real estate broker through the California Department of Real Estate on February 23, 2010. MP Realty has conducted limited operations to date.  MP Securities was formed on April 26, 2010 to provide investment and financing solutions for individuals, churches, charitable institutions, and faith-based organizations.  In addition, MP Securities acts as the selling agent for the Company’s public and private placement notes.

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

Since the conversion became effective, the Company is managed by a group of managers that provides oversight of the Company’s affairs and carries out their duties similar to the role and function that the Board of Directors performed under the previous bylaws.  Operating like a Board of Directors, the managers have full, exclusive and complete discretion, power, and authority to oversee the management of Company affairs.  Instead of Articles of Incorporation and Bylaws, management structure and governance procedures are now governed by the provisions of an Operating Agreement that has been entered into by and between the Company’s managers and members.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company had no cash positions other than demand deposits as of September 30, 2018 and December 31, 2017.

A portion of the Company’s cash held at credit unions is insured by the National Credit Union Insurance Fund, while a portion of cash held at other financial institutions is insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company maintains cash that may exceed insured limits.  The Company does not expect to incur losses in its cash accounts.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 presentation.  Neither member’s equity nor net income for the nine months ended September 30, 2017 was impacted by the reclassifications.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates govern areas such as the allowance for credit losses and the fair value of financial instruments.  Actual results could differ from these estimates.

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

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.  When the Company modifies the terms of a loan for a borrower that is experiencing financial difficulties, a troubled debt restructuring is deemed to have occurred and the loan is classified as impaired.  Loans or portions thereof are charged off when they are determined by management to be uncollectible.  Uncollectability is evaluated periodically on all loans classified as “Loans of Lesser Quality.”  The company has historically not charged off a loan until the borrower has exhausted all reasonable means of making loan payments from cash flows, at which point the underlying collateral becomes subject to foreclosure.  Among other variables, management will consider factors such as the financial condition of the borrower, and the value of the underlying collateral in assessing uncollectability.

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

Participations First Collateral Position

Participated loans purchased from another financial entity for which the Company possesses a senior lien on the collateral underlying the loan. Loan participations purchased may present higher credit risk than wholly owned loans because disposition and direction of actions regarding the management and collection of the loans must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with those of the Company.

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

Accounting Standards Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee.  If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing.  If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available.  Early adoption is permitted. The Company has several lease agreements, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated financial position. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated financial position as a right-of-use asset and a corresponding lease liability.  However, the Company does not expect the new guidance to have a material impact on the Company’s consolidated statements of income. The Company is nearing completion of its effort to compile the lease data necessary to apply the amended guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments.  ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach.  The Company preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses.  The Company is continuing to evaluate the extent of the potential impact.

2.  Pledge of Cash and Restricted Cash

Some of the Company’s cash may be pledged as collateral for its borrowings and is considered restricted cash.  At September 30, 2018 and December 31, 2017, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (dollars in thousands):

	December 31,	September 30,
	2017	2018	2017
Cash and cash equivalents	$9,907	$15,130	$8,537
Restricted cash	58	51	50
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$9,965	$15,181	$8,587

Amounts included in restricted cash represent those required to be set aside with the Central Registration Depository ("CRD") account with FINRA as well as funds the Company has deposited with RBC Dain as clearing deposits.  The CRD funds may only be used for fees charged by FINRA to maintain the membership status of the Company or for fees related to registered and associated persons of the Company.

3.  Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

ECCU is the Company’s founder and largest equity owner and as such the Company has several related party dealings.  The following describes the nature and dollar amounts of the material related party transactions with ECCU.

ECCU related parties who serve on the Company’s Board of Managers:

ECCU Role	MPIC Role
President, Chief Executive Officer	Board of Managers
Chairman of the Board	Board of Managers

Related party balances related to the assets of the Company (in thousands):

	September 30,	December 31,
	2018	2017
Total funds held on deposit at ECCU	$218	$1,065
Loan participations purchased from and serviced by ECCU	5,136	9,190

Related Party transactions of the Company (in thousands except unit data):

	Nine months ended
	September 30,
	2018	2017
Interest earned on funds held with ECCU	$4	$5
Interest income earned on loans purchased from ECCU	208	229
Fees paid to ECCU from MP Securities Networking Agreement	22	19
Income from Master Services Agreement with ECCU	41	41
Income from Successor Servicing Agreement with ECCU	7	7
Rent expense on lease agreement with ECCU	87	87

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

Master Services Agreement (the “Services Agreement”) with ECCU:

The Company and ECCU have entered into the Services Agreement, pursuant to which the Company provides relationship management services to ECCU’s members and business development services to new leads in the southeast region of the United States.  Either party may terminate the Services Agreement for any reason by providing thirty (30) days written notice.  On March 1, 2018, the agreement was amended to include referral fees to be paid by either party on the successful closing of a referred loan.  The current agreement expired on September 1, 2018 and the companies are in process of negotiating an extension to the agreement.

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

Ownership transfer:

On May 4, 2017, ACCU acquired 12,000 Class A Units and 12,000 Series A Preferred Units of the Company’s Class A Common Units and Series A Preferred Units, respectively, which represents 8.19% of the Company’s issued and outstanding Class A Units and 10.25% of the Company’s issued and outstanding Series A Preferred Units from Financial Partners Credit Union, a California state chartered credit union (“FPCU”).  The Company’s Board of Managers approved ACCU’s purchase of the Class A and Series A Preferred Units from FPCU and consented to ACCU’s request to be admitted as a new member of the Company.  ACCU’s purchase of the Class A Units and Series A Preferred Units was consummated pursuant to a privately negotiated transaction.

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

ACCU related parties who serve on the Company’s Board of Managers:

ACCU Role	MPIC Role
President, Chief Executive Officer	Board of Managers

Related party balances related to the assets of the Company (in thousands):

	September 30,	December 31,
	2018	2017
Total funds held on deposit at ACCU	$6,541	$6,103
Dollar outstanding loan participations sold to ACCU and serviced by the Company	2,648	2,696
Loan participations purchased from and serviced by ACCU	1,677	1,719

Related Party transactions of the Company (in thousands except unit data):

	Nine months ended
	September 30,
	2018	2017
Dollar amount of loans sold to ACCU	—	5,918
Interest earned on funds held with ACCU	$38	$19
Interest income earned on loans purchased from ACCU	65	66
Income from Master Services Agreement with ACCU	22	4
Fees paid based on MP Securities Networking Agreement with ACCU	40	175

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

Transactions with Subsidiaries

The Company has several agreements with its subsidiary, MP Securities.  The income and expense related to these agreements are eliminated in the consolidated financials.  MP Securities serves as the managing broker for the Company’s public and private placement notes.  The Company receives compensation related to these services ranging from 0.25% to 5.50% over the life of a note depending on the length of the note and the offering under which the note was sold.  In addition, the Company’s subsidiary, MPF serves as the collateral agent for the Company’s Secured Notes.  The terms of these agreements are described in the Company’s Prospectus for its Class 1A Notes and the private placement offerings that have been conducted by the Company.  Additional details regarding the Company’s Notes are described in section “10. Notes Payable” of this report.

The Company also has entered into an Administrative Services Agreement with MP Securities in which it provides services including the lease of office space, use of equipment, including computers and phones, and payroll and personnel services.  The agreement stipulates MP Securities will provide ministerial, compliance, marketing, operational, and investor relations-related services regarding the Company’s investor note program.  As stated above all intercompany transactions related to this agreement are eliminated in the consolidated financial statements.

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities.  Investor notes payable to related parties totaled $269 thousand and $250 thousand at September 30, 2018 and December 31, 2017, respectively.

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

All of our loans are made to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2027.    The loan portfolio had a weighted average rate of 6.40% and 6.31% as of September 30, 2018 and December 31, 2017, respectively. A summary of the Company’s mortgage loans owned as of September 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

	September 30,	December 31,
	2018	2017
Loans to evangelical churches and related organizations:
Real estate secured	$144,844	$151,214
Unsecured	309	1,500
Total loans	145,153	152,714
Deferred loan fees, net	(853)	(911)
Loan discount	(702)	(871)
Allowance for loan losses	(2,728)	(2,097)
Loans, net	$140,870	$148,835

Allowance for Loan Losses

Management believes that the allowance for loan losses, as shown in the following table, as of September 30, 2018 and December 31, 2017 is appropriate.  The following table shows the changes in the allowance for loan losses for the nine months ended September 30, 2018 and the year ended December 31, 2017 (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2018	December 31, 2017
Balance, beginning of period	$2,097	$1,875
Provision for loan loss	671	262
Chargeoffs	(40)	(40)
Balance, end of period	$2,728	$2,097

Loans by portfolio segment (church loans) and the related allowance for loan losses are presented below.  Loans and the allowance for loan losses are further segregated by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	September 30, 2018	December 31, 2017
Loans:
Individually evaluated for impairment	$11,476	$9,255
Collectively evaluated for impairment	133,677	143,459
Balance	$145,153	$152,714

Allowance for loan losses:
Individually evaluated for impairment	$1,909	$1,260
Collectively evaluated for impairment	819	837
Balance	$2,728	$2,097

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio.  The following table is a summary of the loan portfolio credit quality indicators by loan class at September 30, 2018 and December 31, 2017, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2018
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$100,678	$4,000	$4,108	$—	$108,786
Watch	23,385	—	1,506	—	24,891
Special mention	5,191	—	—	—	5,191
Substandard	3,601	190	—	—	3,791
Doubtful	2,494	—	—	—	2,494
Loss	—	—	—	—	—
Total	$135,349	$4,190	$5,614	$—	$145,153

Credit Quality Indicators (by class)
As of December 31, 2017
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$115,422	$5,269	$9,474	$—	$130,165
Watch	13,082	—	212	—	13,294
Special mention	3,152	—	—	—	3,152
Substandard	5,907	196	—	—	6,103
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$137,563	$5,465	$9,686	$—	$152,714

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at September 30, 2018 and December 31, 2017 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$301	$—	$6,074	$6,375	$128,974	$135,349	$—
Wholly-Owned Junior	—	—	—	—	4,190	4,190	—
Participation First	1,302	—	—	1,302	4,312	5,614	—
Participation Junior	—	—	—	—	—	—	—
Total	$1,603	$—	$6,074	$7,677	$137,476	$145,153	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$—	$3,521	$1,587	$5,108	$132,455	$137,563	$—
Wholly-Owned Junior	—	196	—	196	5,269	5,465	—
Participation First	—	—	—	—	9,686	9,686	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$3,717	$1,587	$5,304	$147,410	$152,714	$—

Impaired Loans

Impaired loans include non-accrual loans, loans 90 days or more past due and still accruing, and restructured loans.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.  Impaired loans are closely monitored on an ongoing basis as part of management’s loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.

The following tables are summaries of impaired loans by loan class as of nine months ended September 30, 2018 and 2017, and the year ended December 31, 2017, respectively.  The unpaid principal balance reflects the contractual principal outstanding on the loan. The recorded balance reflects the unpaid principal balance less any interest payments that have been recorded against principal. The recorded investment reflects the recorded balance less discounts taken.  The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of September 30, 2018					For the three months ended September 30, 2018		For the nine months ended September 30, 2018
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,530	$1,511	$1,519	$—	$3,143	$—	$3,078	$—
Wholly-Owned Junior	—	—	—	—	—	—	93	—
Participation First	—	—	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	11,504	9,775	9,198	1,730	6,362	26	6,452	77
Wholly-Owned Junior	216	190	179	179	181	—	90	—
Participation First	—	—	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—	—	—
Total:
Church loans	$13,250	$11,476	$10,896	$1,909	$9,686	$26	$9,712	$77

Impaired Loans (by class) As of December 31, 2017					For the year ended December 31, 2017
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$6,395	$5,060	$4,637	$—	$4,816	$—
Wholly-Owned Junior	216	196	185	—	189	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	5,271	3,999	3,705	1,260	3,857	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$11,882	$9,255	$8,527	$1,260	$8,862	$—

Impaired Loans (by class) As of September 30, 2017					For the three months ended September 30, 2017		For the nine months ended September 30, 2017
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$5,377	$4,096	$3,670	$—	$3,724	$—	$3,795	$—
Wholly-Owned Junior	216	198	187	—	188	—	191	—
Participation First	—	—	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	5,280	4,068	3,749	1,165	3,783	—	3,879	—
Wholly-Owned Junior	—	—	—	—	—	—	—	—
Participation First	—	—	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—	—	—
Total:
Church loans	$10,873	$8,362	$7,606	$1,165	$7,695	$—	$7,864	$—

A summary of nonaccrual loans by loan class at September 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	September 30, 2018	December 31, 2017
Church loans:
Wholly-Owned First	$10,076	$8,167
Wholly-Owned Junior	190	196
Participation First	—	—
Participation Junior	—	—
Total	$10,266	$8,363

The Company restructured no loans during each of the nine months ended September 30, 2018 and 2017.

The Company had five restructured loans that were past maturity as of December 31, 2017.  For three of these loans, the Company has entered into forbearance agreements with the borrowers and is evaluating what actions it should undertake to restructure these mortgage loans and protect its investment.  For two of these loans, the Company is evaluating what actions it should further undertake to protect its investment in these loans.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default.  If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment.  As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.

As of September 30, 2018, no additional funds were committed to be advanced in connection with loans modified as troubled debt restructurings.

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

The joint venture incurred $1 thousand in losses during the nine months ended September 30, 2018 and incurred $6 thousand in gains for the nine months ended September 30, 2017.  As of September 30, 2018, the value of the Company’s investment in the property is $895 thousand.  The value as of December 31, 2017 was $896 thousand.  Management has conducted an evaluation of the investment as of September 30, 2018 and has determined that the investment is not impaired.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Non-interest income
Wealth advisory fees	$62	$44	$164	$122
Investment brokerage fees	57	457	214	611
Lending fees (1)	695	78	788	279
Other non-interest income	23	20	69	51
Total non-interest income	$837	$599	$1,235	$1,063
(1) Not within scope of ASC 606

The following is a description of principal activities from which the Company generates non-interest income revenue. Revenues are recognized as the Company satisfies its obligations with our clients, service partners, and borrowers in an amount that reflects the consideration that we expect to receive in exchange for those services.

Wealth advisory fees

Wealth advisory fees are generally recognized over time as services are rendered and are based on either a percentage of the market value of the assets under management, or fixed based on the services provided to the client.  The Company’s execution of these services represents its related performance obligations.  Fees are calculated quarterly and are usually collected at the beginning of the period from the client’s account and recognized ratably over the related billing period as the performance obligation is fulfilled.  Any commissions paid related to these fees are also recognized ratably over the related billing period as the performance obligation is fulfilled.

Investment brokerage fees

Investment brokerage fees arise from selling and distribution services and trade execution services.  The Company’s execution of these services fulfills its related performance obligations.

The Company also offers selling and distribution services, and earns commissions through the sale of annuity and mutual fund products.  The Company acts as an agent in these transactions and recognizes revenue at a point in time when the customer executes a contract with a product carrier.  The Company may also receive trailing commissions and 12b-1 fees related to mutual fund and annuity products, and recognizes this revenue in the period that they are realized since the revenue cannot be accurately predicted at the time the policy becomes effective.

Trade execution commissions are earned and recognized on the trade date, which is when the performance obligation is fulfilled.  Payment for the trade execution is due on the settlement date.

Other non-interest income

Other non-interest income includes fees earned based on service contracts we have entered into with credit unions.  Revenue is recognized monthly based on the terms of the contracts, which require monthly payments for the services we perform.

7.  Loan Sales

The Company sold one of its impaired loans during the nine months ended September 30, 2018.  The loan was sold servicing released; therefore, no servicing asset was recorded.  The Company recorded a gain on sale for this transaction as the sale price for the loan was greater than the Company’s net investment in the loan, which represented the unpaid principal balance on the loan less discounts and interest payments recorded against principal.

The following table shows the amount of loan participation sales and the resulting changes in servicing assets recorded during the three and nine month periods ended September 30, 2018 and 2017, and the year ended December 31, 2017.  Servicing assets are amortized using the interest method as an adjustment to servicing fee income.

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Nine months ended		Year ended
	September 30,		December 31,
	2018	2017	2017
Participation loans sold by the Company	$3,200	$9,300	$9,700

Servicing Assets
Balance, beginning of period	$270	$258	$258
Additions:
Servicing obligations from sale of loan participations	15	177	203
Subtractions:
Amortization	(59)	(80)	(191)
Balance, end of period	$226	$355	$270

8. Premises and Equipment

Premises and equipment consist of the following at September 30, 2018 and December 31, 2017 (dollars in thousands):

	As of
	September 30,	December 31,
	2018	2017

Furniture and office equipment	$491	$486
Computer system	231	222
Leasehold improvements	25	25
Total premises and equipment	747	733
Less accumulated depreciation and amortization	(653)	(630)
Premises and equipment, net	$94	$103

(dollars in thousands)	2018	2017

Depreciation and amortization expense for the nine months ended September 30,	$23	$25

9.  NCUA Credit Facilities

The Company has two credit facilities with the NCUA, the “WesCorp Credit Facility Extension” and the “MU Credit Facility”.  The NCUA credit facilities may be collateralized by qualifying mortgage loans or cash. As of September 30, 2018, all collateral pledged is qualifying mortgage loans.  The facilities are non-revolving, do not have an option to renew or extend additional credit, and do not contain a prepayment penalty. These credit facilities include a number of borrower covenants which as of September 30, 2018 and December 31, 2017, respectively, the Company was in compliance.  The following table summarizes the terms of each facility as of September 30, 2018 (dollars in millions):

	Maturity Date	Amount Outstanding	Amount of Loan Collateral Pledged	Interest Rate	Interest Calculation
MU Credit Facility	11/1/2026	$60.48	$74.84	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month
WesCorp Credit Facility Extension	11/1/2026	$17.31	$22.92	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month

Future principal contractual payments of the Company’s borrowings from financial institutions during the twelve month periods ending September 30, are as follows (dollars in thousands):

2019	$5,035
2020	5,170
2021	5,307
2022	5,442
2023	5,581
Thereafter	51,252
$77,787

10.  Notes Payable

The Company has the following notes payable at September 30, 2018 and December 31, 2017 (dollars in thousands):

		As of		As of
		September 30, 2018		December 31, 2017
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class A Offering	Unsecured	$8,916	4.17%	$12,255	4.00%
Class 1 Offering	Unsecured	29,920	3.92%	39,704	3.70%
Class 1A Offering	Unsecured	11,871	3.59%	—	—%
Public Offering Total		$50,707	3.89%	$51,959	3.77%

Private Offerings
Special Offering	Unsecured	117	3.42%	473	3.94%
Special Subordinated Notes	Unsecured	10,248	4.62%	6,835	4.66%
Secured Notes	Secured	9,082	3.84%	9,821	3.77%
Private Offering Total		$19,447	4.25%	$17,129	4.13%

Total Notes Payable		$70,154	3.99%	$69,088	3.86%
Notes Payable Totals by Security
Unsecured Total	Unsecured	$61,072	4.01%	$59,267	3.87%
Secured Total	Secured	$9,082	3.84%	$9,821	3.77%

Future maturities for the Company’s investor notes during the twelve month periods ending September 30, are as follows (dollars in thousands):

2019	$22,487
2020	13,709
2021	14,157
2022	11,076
2023	8,224
Thereafter	501
$70,154

Debt issuance costs related to the Company’s notes payable were $103 thousand and $85 thousand at September 30, 2018 and December 31, 2017, respectively

The notes are payable to investors who have purchased the securities, including individuals, churches, and Christian ministries, many of whom are members of ECCU or ACCU. Notes pay interest at stated spreads over an index rate.  Interest can be reinvested or paid at the investor's option. The Company may repurchase all or a portion of notes at any time at its sole discretion, and may allow investors to redeem their notes prior to maturity at its sole discretion.

SEC Registered Public Offerings

Class A Offering.  In April 2008, the Company registered with the SEC its Class A Notes.  The Class A Note Offering expired on December 31, 2015 and the Company discontinued the sale of its Class A Notes. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note that allows borrowers to increase their interest rate once a year with certain limitations.  The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness.  The Company was in compliance with these covenants as of September 30, 2018 and December 31, 2017.  The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).

Class 1 Offering.  In January 2015, the Company registered with the SEC its Class 1 Notes.  The Class 1 Note Offering expired on December 31, 2017 and the Company discontinued the sale of its Class 1 Notes at that time.  The offering included two categories of notes, including a fixed interest note and a variable interest note.  The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness.  The Company was in compliance with these covenants as of September 30, 2018 and December 31, 2017.  The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank.

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

Private Offerings

Secured Investment Certificates (“Secured Notes”).  In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D.  Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.  The Notes require as collateral either cash pledged in the amount of 100% of the outstanding balance of the Notes, or loans receivable pledged in the amount of 105% of the outstanding balance of the Notes.  At September 30, 2018 and December 31, 2017, the collateral securing the Secured Notes had an outstanding balance of $9.70 million and $10.9 million, respectively.  The September 30, 2018 and December 31, 2017 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of September 30, 2018 and December 31, 2017, no cash was pledged in regards to the Secured Notes. The Company’s 2015 Secured Note offering terminated on December 31, 2017.  Effective as of April 30, 2018, the Company launched a new $80 million secured note offering.  The 2018 Secured Note offering will be issued pursuant to a Loan and Security Agreement and it will include the same terms and conditions previously set forth in its 2015 Secured Note offering.

Series 1 Subordinated Capital Notes (“Subordinated Notes”).  In June 2018, the Company amended the offer and sale of its Subordinated Notes initially launched in February 2013, pursuant to a limited private offering to qualified investors that meets the requirements of Rule 506 of Regulation D.  The Subordinated Notes have been offered with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps.

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records.  The Company was in compliance with these covenants at September 30, 2018 and December 31, 2017.

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

11.  Commitments and Contingencies

Unfunded Commitments

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include un-advanced lines of credit and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.  At September 30, 2018 and December 31, 2017, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	September 30, 2018	December 31, 2017
Undisbursed loans	$2,892	$1,199
Standby letter of credit	$32	$384

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

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. As of September 30, 2018, the Company is a defendant in a wrongful termination of employment lawsuit.  The Company is contesting the claim and at September 30, 2018, the Company’s liabilities include an accrual of $30 thousand for litigation-related expenses incurred in connection with this claim.  Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and the ultimate outcome cannot be predicted.

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California. At September 30, 2018, future minimum rental payments for the twelve months ending September 30, are as follows:

2019	$58
2020	13
Thereafter	—
Total	$71

Total rent expense, including common area costs, was $107 thousand for the nine months ended September 30, 2018 and 2017. The Brea office lease expires in 2018 and contains one additional option to renew for five years.

The Fresno office lease is scheduled to expire in 2020.  There are no options to renew in the lease agreement.

12.  Preferred and Common Units Under LLC Structure

Holders of the Series A Preferred Units are entitled to receive a quarterly cash dividend that is 25 basis points higher than the one-year LIBOR rate in effect on the last day of the calendar month for which the preferred return is approved.  The Company has also agreed to set aside an annual amount equal to 10% of its net profits earned for any year, after subtracting from profits the quarterly Series A Preferred Unit dividends paid, for distribution to its Series A Preferred Unit holders.

The Series A Preferred Units have a liquidation preference of $100 per unit, have no voting rights, and are subject to redemption in whole or in part at the Company’s election on December 31 of any year for an amount equal to the liquidation preference of each unit, plus any accrued and declared but unpaid quarterly dividends and preferred distributions on such units.  The Series A Preferred Units have priority as to earnings and distributions over the Common Units. The resale of the Company’s Series A Preferred Units and Common Units are subject to the Company’s first right of refusal to purchase units proposed to be transferred.  Upon the Company’s failure to pay quarterly dividends for four consecutive quarters, the holders of the Series A Preferred Units have the right to appoint two managers to its Board of Managers.

The Class A Common Units have voting rights, but have no liquidation preference or rights to dividends, unless declared.

13.  Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences.  No minimum service is required and the minimum age is 21.  Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law.  The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan.  As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation.  Company matching contributions for the nine months ended September 30, 2018 and 2017 were $65 thousand and $60 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year.  The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings.  Plan forfeitures are used to reduce the Company’s annual contribution.  The Company made no profit sharing contributions for the plan during the year ended December 31, 2017.  No profit sharing contribution has been made or approved for the nine months ended September 30, 2018.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017, are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2018 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$15,130		$15,130	$	$—	$15,130
Loans, net	140,870				137,895	137,895
Investments in joint venture	895				895	895
Accrued interest receivable	668				668	668
FINANCIAL LIABILITIES:
NCUA borrowings	$77,787	$		$	$58,231	$58,231
Notes payable	70,051				70,159	70,159
Other financial liabilities	323				323	323

		Fair Value Measurements at December 31, 2017 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$9,907	$9,907	$—	$—	$9,907
Loans, net	148,835	—	—	146,732	146,732
Investments in joint venture	896	—	—	896	896
Accrued interest receivable	742	—	—	742	742
FINANCIAL LIABILITIES:
NCUA borrowings	$81,492	$—	$—	$76,945	$76,945
Notes payable	69,003	—	—	69,264	69,264
Other financial liabilities	346	—	—	346	346

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2018 and December 31, 2017.

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

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2018 and December 31, 2017.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2018:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$7,991	$7,991
Investments in joint venture	—	—	895	895
Total	$—	$—	$8,886	$8,886

Assets at December 31, 2017:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$6,135	$6,135
Investments in joint venture	—	—	896	896
Total	$—	$—	$7,031	$7,031

Activity in Level 3 assets is as follows for the nine months ended September 30, 2018 and for the year ended December 31, 2017 (dollars in thousands):

Impaired loans (net of allowance and discount)
Balance, December 31, 2017	$6,135
Changes in allowance and discount	(504)
Loans that became impaired	4,025
Loan payments, payoffs, and sales	(1,665)
Balance, September 30, 2018	$7,991

Investments in joint venture (net of allowance and discount)
Balance, December 31, 2017	$896
Pro rata share of joint venture losses	(1)
Balance, September 30, 2018	$895

Impaired loans (net of allowance and discount)
Balance, December 31, 2016	$4,736
Re-classifications of assets from Level 3 into Level 2	1,253
Changes in allowance and discount	(500)
Loans that became impaired	1,495
Loan payments and payoffs	(849)
Balance, December 31, 2017	$6,135

Investments in joint venture (net of allowance and discount)
Balance, December 31, 2016	$892
Pro rata share of joint venture income	4
Balance, December 31, 2017	$896

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

The valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017 are summarized below (dollars in thousands):

September 30, 2018
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$7,991	Discounted appraised value	Selling cost / Estimated market decrease	35% - 65% (44%)
Investments in joint venture	$895	Internal evaluations	Estimated future market value	0% (0%)

December 31, 2017
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$6,135	Discounted appraised value	Selling cost / Estimated market decrease	25% -58% (38%)
Investment in joint venture	$896	Internal evaluations	Estimated future market value	0% (0%)

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

Financial information with respect to the reportable segments for the three months ended September 30, 2018 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,928	$337	$—	$(218)	$3,047
Total non interest expense and prov. for tax	889	219	6	—	1,114
Net profit (loss)	80	118	(6)	(15)	177

Financial information with respect to the reportable segments for the three month period ended September 30, 2017 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,501	$577	$—	$(75)	$3,003
Total non interest expense and prov. for tax	931	320	(2)	1	1,250
Net profit (loss)	171	257	2	128	558

Financial information with respect to the reportable segments for the nine months ended September 30, 2018 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Total revenue	$7,730	$895	$—	$(515)	$8,110
Total non interest expense and prov. for tax	2,693	733	18	—	3,444
Net profit (loss)	150	162	(18)	82	376
Total assets	157,030	1,275	55	(63)	158,297

Financial information with respect to the reportable segments for the nine month period ended September 30, 2017 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Total revenue	$7,380	$1,472	$—	$(737)	$8,115
Total non interest expense and prov. for tax	2,788	855	13	—	3,656
Net profit (loss)	516	617	(13)	(246)	874
Total assets	159,802	1,077	55	(43)	160,891

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control).  Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the following:

•	We are a highly leveraged company and our indebtedness could adversely affect our financial condition and business;

•

we depend on the sale of our debt securities to finance our business and have relied on the renewals or reinvestments made by our holders of debt securities when their debt securities mature to fund our business;

•	our ability to maintain liquidity or access to other sources of funding;

•	the need to sell loan participations in loans we originate in order to maintain liquidity and generate servicing fees;

•	the allowance for loan losses that we have set aside proves to be insufficient to cover actual losses on our loan portfolio;

•	We have several non-performing mortgage loans that may need to be restructured and/or liquidated in a distress sale;

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

OVERVIEW

We were incorporated in 1991 and converted to a limited liability company form of organization on December 31, 2008. We operate as a credit union service organization and invest in and originate mortgage loans made to evangelical churches, ministries, schools, and colleges. Our loan investments are generally secured by a first mortgage lien on properties owned and occupied by evangelical churches, schools, colleges, and ministries.

We also operate a broker-dealer through our subsidiary, MP Securities. MP Securities provides investment and financing solutions for churches, charitable institutions, and faith-based organizations.  MP Securities acts as the selling agent for our public and private placement notes.  MP Securities offers a broad scope of investment services, including registered investment advisory services and the ability to sell various investment vehicles such as mutual funds and insurance products.  Due to its broad offering of products and services, MP Securities is directly regulated by the following federal and state entities: the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), the California Department of Business Oversight, and the California Department of Insurance.  In addition, MP Securities is licensed with the state insurance or securities divisions in every state in which business is conducted.  As of September 30, 2018, MP Securities was licensed to sell insurance products in 14 states and as a broker-dealer firm in 24 states.

The following discussion and analysis compares the results of operations for the three and nine month periods ended September 30, 2018 and 2017 and should be read in conjunction with the accompanying financial statements and Notes thereto.

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

The Three Months Ended September 30, 2018 and 2017

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in thousands)
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,254	$20	0.60%	$14,672	$11	0.30%
Interest-earning loans [1]	134,476	2,190	6.46%	135,009	2,393	7.03%
Total interest-earning assets	147,730	2,210	5.94%	149,681	2,404	6.37%
Non-interest-earning assets	10,327	—	—%	10,246	—	—%
Total Assets	158,057	2,210	5.55%	159,927	2,404	5.96%

Liabilities:
Notes payable gross of debt issuance costs	68,960	697	4.01%	65,885	632	3.81%
NCUA borrowings	78,605	500	2.52%	83,511	531	2.52%
Total interest-bearing liabilities	147,565	1,197	3.22%	149,396	1,163	3.09%
Debt issuance cost		26			—
Total interest-bearing liabilities net of debt issuance cost	$147,565	1,223	3.29%	$149,396	1,163	3.09%

Net interest income		$987			$1,241
Net interest margin			2.65%			3.29%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2018 vs. 2017
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(1)	$10	$9
Interest-earning loans	(40)	(163)	(203)
	(41)	(153)	(194)
Increase (Decrease) in Interest Expense:
Notes payable gross of debt issuance costs	34	31	65
NCUA borrowings	(31)	—	(31)
Debt issuance cost	—	26	26
Total interest-bearing liabilities	3	57	60
Change in net interest income	$(44)	$(210)	$(254)

Net interest income decreased 20%, or $254 thousand, to $987 thousand for the quarter ended September 30, 2018.  Net interest margin decreased 64 basis points to 2.65% for the three months ended September 30, 2018, compared to 3.29% for the three months ended September 30, 2017.  These decreases were due to the following factors.

Interest income on interest-earning assets decreased by $194 thousand for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  A rate variance accounted for $153 thousand of this decrease due to a decrease in average yield on interest-earning loans of 57 basis points.  The decrease in yield is primarily due to additional net deferred fees recorded for the three months ended September 30, 2017 compared to the three months ended September 30, 2017.  However, the actual weighted average rate on the loan portfolio increased from 6.32% to 6.40% from September 30, 2017 to September 30, 2018.  The volume variance decrease is primarily due to a smaller overall loan portfolio as of September 30, 2018 compared to September 30, 2017 as loan payoffs and loan sales outpaced loan originations.  The decrease in interest income described above was offset slightly by higher rates on interest-earning accounts with other financial institutions.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased to $147.6 million during the three months ended September 30, 2018, as compared to $149.4 million during the same period in 2017.  The decrease is attributable to a $4.9 million decrease in borrowings and an increase in notes payable of $3.1 million.  The average rate paid on these liabilities, including debt issuance cost amortization, increased from 3.09% for the three months ended September 30, 2017 to 3.29% for the three months ended September 30, 2018 as the underlying base index rates on our notes have increased over the previous twelve months.

The nine months ended September 30, 2018 and 2017

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in thousands)
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$12,738	$49	0.51%	$15,811	$38	0.32%
Interest-earning loans [1]	137,315	6,826	6.65%	134,802	7,014	6.96%
Total interest-earning assets	150,053	6,875	6.13%	150,613	7,052	6.26%
Non-interest-earning assets	8,906	—	—%	10,257	—	—%
Total Assets	158,959	6,875	5.78%	160,870	7,052	5.86%

Liabilities:
Notes payable gross of debt issuance costs	68,765	2,047	3.98%	66,080	1,805	3.65%
NCUA borrowings	79,829	1,508	2.53%	84,701	1,600	2.53%
Total interest-bearing liabilities	$148,594	3,555	3.20%	$150,781	3,405	3.02%
Debt issuance cost		64			—
Total interest-bearing liabilities net of debt issuance cost	$148,594	3,619	3.26%	$150,781	3,405	3.02%

Net interest income		$3,256			$3,647
Net interest margin			2.90%			3.24%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2018 vs. 2017
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(8)	$19	$11
Interest-earning loans	48	(236)	(188)
	40	(217)	(177)
Increase (Decrease) in Interest Expense:
Notes payable gross of debt issuance costs	191	51	242
NCUA borrowings	(92)	—	(92)
Debt issuance cost	—	64	64
Total interest-bearing liabilities	99	115	214
Change in net interest income	$(59)	$(332)	$(391)

Net interest income decreased 11%, or $391 thousand, to $3.3 million for the nine months ended September 30, 2018.  Net interest margin decreased 31 basis points to 2.90% for the nine months ended September 30, 2018, compared to 3.21% for the nine months ended September 30, 2017.  These decreases were due to the following factors.

Interest income on interest-earning assets decreased by $177 thousand for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  A rate variance accounted for $236 thousand of this decrease due to a decrease in average yield on interest-earning loans of 23 basis points.  The decrease in yield is primarily due to additional net deferred fees recorded for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2018.  However, the actual weighted average rate on the loan portfolio increased from 6.32% to 6.40% from September 30, 2017 to September 30, 2018.  This was offset somewhat by positive volume variance of $48 thousand, which was due to an increase in average interest-earning loans of $1.1 million.  The decrease in interest income described above was offset slightly by higher rates on interest-earning accounts with other financial institutions.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased $2.2 million to $148.6 million during the nine months ended September 30, 2018, as compared to $150.8 million during the same period in 2017.  The decrease is attributable to a $4.9 million decrease in borrowings offset by an increase in notes payable of $2.7 million.  The average rate paid on these liabilities, including debt issuance cost amortization, increased 24 basis points from 3.02% for the nine months ended September 30, 2017 to 3.26% for the nine months ended September 30, 2018 as the underlying base index rates on notes payable have increased over the previous twelve months.

Provision and non-interest income and expense

Three months ended September 30, 2018 vs. three months ended September 30, 2017

	Three months ended		Comparison
	September 30,
	(dollars in thousands)
	2018	2017	$ Difference	% Difference
Net interest income	$987	$1,241	$(254)	(20%)
Provision for loan losses	533	32	501	100%
Net interest income after provision for loan losses	454	1,209	(755)	(62%)
Total non-interest income	837	599	238	40%
Total non-interest expenses	1,108	1,244	(136)	(11%)
Income before provision for income taxes	183	564	(381)	(68%)
Provision for income taxes and state LLC fees	6	6	—	—%
Net income	$177	$558	$(381)	(68%)

Provision

Net interest income after provision for loan losses decreased by $755 thousand for the quarter ended September 30, 2018 over the quarter ended September 30, 2017. This decrease was due to an increase in provision of $501 thousand as we applied specific reserves to impaired loans expected to be restructured or removed from the loan portfolio through foreclosure or sale.

Non-interest income

The increase in non-interest income of $238 thousand shown above was due to several factors.  Other lending income increased by $620 thousand related to the gain recognized on the sale of an impaired loan. This gain was offset by a decrease in broker-dealer commissions and fees, which decreased $382 thousand, or 65%, from $501 thousand in the third quarter of 2018 as compared to the third quarter of 2017.

Non-interest expenses

The decrease in non-interest expenses of $136 thousand was primarily due to a reduction of $47 thousand in marketing and promotion expenses and a $64 thousand decrease in office operations and other expenses.  The reduction in marketing and promotion was due to a decrease in the accrual of funds set aside for charitable grants due to lower net income.  Office operations and other expenses decreased primarily due to a decrease in referral fees accrued on broker-dealer transactions.

Nine months ended September 30, 2018 vs. nine months ended September 30, 2017

	Nine months ended		Comparison
	September 30,
	(dollars in thousands)
	2018	2017	$ Difference	% Difference
Net interest income	$3,256	$3,647	$(391)	(11%)
Provision for loan losses	671	180	491	100%
Net interest income after provision for loan losses	2,585	3,467	(882)	(25%)
Total non-interest income	1,235	1,063	172	16%
Total non-interest expenses	3,427	3,638	(211)	(6%)
Income before provision for income taxes	393	892	(499)	(56%)
Provision for income taxes and state LLC fees	17	18	(1)	(6%)
Net income	$376	$874	$(498)	(57%)

Provision

Net interest income after provision for loan losses decreased by $882 thousand for nine months ended September 30, 2018 over the nine months ended September 30, 2017 due to an increase in provision for loan losses of $491 thousand and a decrease in net interest income as discussed above.  Provision for loan losses increased due to specific reserves taken for impaired loans expected to be restructured or disposed of through foreclosure or sale.

Non-interest income

Non-interest income increased by 16% for nine months ended September 30, 2018 over the nine months ended September 30, 2017 due to several factors.  Other lending income increased by $527 thousand related to the gain recognized on the sale of an impaired loan. This gain was offset by a $355 thousand decrease in broker-dealer commissions and fees earned by MP Securities due to fewer large institutional purchases of our investment securities during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The results for the nine months ended September 30, 2018 are typical for us in periods without large volume transactions.

Non-interest expenses

Non-interest expenses for the nine months ended September 30, 2018 decreased by 6%, or $211 thousand, over the nine months ended September 30, 2017.  This decrease is primarily due to lower office operations and other expenses as a result of lower referral fees paid to strategic partners in conjunction with a decrease in security transactions referred to our broker-dealer.  In addition, salaries and benefits decreased by $47 thousand primarily due to a reduction in accrued bonuses.  Legal and accounting expense decreased by $41 thousand due to a decrease in legal fees expensed related to our note sales.

Financial Condition

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

			Comparison
	2018	2017	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$15,130	$9,907	$5,223	53%
Restricted cash	51	58	(7)	(12%)
Loans receivable, net of allowance for loan losses of $2,728 and $2,097 as of September 30, 2018 and December 31, 2017, respectively	140,870	148,835	(7,965)	(5%)
Accrued interest receivable	668	742	(74)	(10%)
Investments in joint venture	895	896	(1)	—%
Property and equipment, net	94	103	(9)	(9%)
Servicing assets	226	270	(44)	(16%)
Other assets	363	211	152	72%
Total assets	$158,297	$161,022	$(2,725)	(2%)
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$77,787	$81,492	$(3,705)	(5%)
Notes payable, net of debt issuance costs of $103 and $85 as of September 30, 2018 and December 31, 2017, respectively	70,051	69,003	1,048	2%
Accrued interest payable	219	208	11	5%
Other liabilities	713	890	(177)	(20%)
Total liabilities	148,770	151,593	(2,823)	(2%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated deficit	(3,697)	(3,795)	98	(3%)
Total members' equity	9,527	9,429	98	1%
Total liabilities and members' equity	$158,297	$161,022	$(2,725)	(2%)

General.  Total assets decreased by $2.7 million, or 2%, between September 30, 2018 and December 31, 2017.  This decrease was primarily due to a decrease in loans receivable.

During the nine months ended September 30, 2018, we sold $7.8 million in new notes compared to $15.3 million in the nine months ended September 30, 2017.  This decrease was mostly due to our Class 1 Notes Offering expiring on December 31, 2017.  Our new Class 1A Notes Offering became effective February 27, 2018.  Prior to that date, no sales of our Class 1A Notes could be made.  For the nine months ended September 30, 2018 we funded $4.4 million in new loans and purchased $837 thousand in loans. These additions to our loan portfolio were not sufficient to offset principal paydowns resulting in a decrease in loans receivable of $8.0 million for the year.

Our portfolio consists entirely of loans made to evangelical churches and ministries with approximately 99% of these loans secured by real estate.  The loans in our portfolio carried a weighted average interest rate of 6.40% at September 30, 2018 and 6.31% at December 31, 2017.

Non-performing Assets.  Non-performing loans include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.  Non-accrual loans represent loans on which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.  Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  The following is a summary of the recorded balance of our non-performing loans (dollars in thousands) as of September 30, 2018, December 31, 2017 and September 30, 2017:

	September 30,	December 31,	September 30,
	2018	2017	2017
Impaired loans with an allowance for loan loss	$9,965	$3,999	$4,068
Impaired loans without an allowance for loan loss	1,511	5,256	4,294
Total impaired loans	$11,476	$9,255	$8,362

Allowance for loan losses related to impaired loans	$1,909	$1,260	$1,165
Total non-accrual loans	$10,266	$8,363	$8,362
Total loans past due 90 days or more and still accruing	$—	$—	$—

Certain non-accrual loans are considered collateral-dependent.  These are defined as loans where the repayment of principal will involve the sale or operation of collateral securing the loan.  For collateral-dependent non-accrual loans, any payment of interest we receive is recorded against principal.  As a result, interest income is not recognized until the loan is no longer considered impaired.  For non-accrual loans that are not considered collateral-dependent, we do not accrue interest income, but we recognize income on a cash basis.  We had 11 non-accrual loans as of September 30, 2018 and 10 as of December 31, 2017.

The increase in the balance of our impaired loans at September 30, 2018 as compared to December 31, 2017 is related to the loan we reclassified to non-performing.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	September 30, 2018	December 31, 2017
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days	$6,074	$495
Troubled Debt Restructurings[2]	2,614	6,104
Other Impaired Loans	1,511	1,214
Total Collateral-Dependent Loans	10,199	7,813
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	1,277	1,442
Total Non-Collateral-Dependent Loans	1,277	1,442
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	11,476	9,255
Foreclosed Assets[3]	—	—
Total Non-performing Assets	$11,476	$9,255

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal
[2] Includes $1.9 million of restructured loans that were over 90 days delinquent as of September 30, 2018.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

At September 30, 2018 and December 31, 2017, we had seven restructured loans that were on non-accrual status.  Three of these loans were over 90 days delinquent at September 30, 2018.  In addition, we had four collateral-dependent loans that have not been restructured that are also on non-accrual status.

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

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates.  We have attempted to maintain the allowance at a level which compensates for losses that may arise from unknown conditions.  At September 30, 2018 and December 31, 2017, the allowance for loan losses was $2.7 million and $2.1 million, respectively.  This represented 1.88% and 1.37% of our gross loans receivable at September 30, 2018 and December 31, 2017, respectively.

	Allowance for Loan Losses
	as of and for the
	Nine months ended		Year ended
	September 30,		December 31,
	2018	2017	2017
Balances:	($ in thousands)
Average total loans outstanding during period	$146,596	$146,806	$146,629
Total loans outstanding at end of the period	$145,153	$153,801	$152,714
Allowance for loan losses:
Balance at the beginning of period	$2,097	$1,875	$1,875
Provision charged to expense	671	180	262
Charge-offs
Wholly-Owned First	40	40	40
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	40	40	40
Recoveries
Wholly-Owned First	—	—	—
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	—	—	—
Net loan charge-offs	40	40	40
Accretion of allowance related to restructured loans	—	—	—
Balance	$2,728	$2,015	$2,097

Ratios:
Net loan charge-offs to average total loans	0.03%	0.03%	0.03%
Provision for loan losses to average total loans	0.46%	0.12%	0.18%
Allowance for loan losses to total loans at the end of the period	1.88%	1.31%	1.37%
Allowance for loan losses to non-performing loans	23.77%	23.09%	22.66%
Net loan charge-offs to allowance for loan losses at the end of the period	1.47%	1.99%	1.91%
Net loan charge-offs to provision for loan losses	5.96%	22.22%	15.27%

Investments.  At September 30, 2018 and 2017, we had one investment in a joint venture formed in January 2016 in which our ownership interest is $900 thousand.  The purpose of the joint venture is to develop and sell property acquired by us as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.  Our net investment value after accounting for our portion of the net losses of the venture was $895 thousand at September 30, 2018 and $896 thousand at September 30, 2017.

NCUA Borrowings.  At September 30, 2018, we had $77.8 million in borrowings from financial institutions.  This represents a decrease of $3.7 million from December 31, 2017.  This decrease is the result of regular monthly payments made on the credit facilities.

Notes Payable.  Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placements.  These investor notes had a balance of $70.2 million at September 30, 2018, which was an increase of $1.1 million from December 31, 2017.  This increase is due to an increase in note sales subsequent to the registration of our Class 1A note offering in February 2018.  Over the last several years, we have expanded our note sale program by building relationships with other financial institutions whereby we can offer our various note products to their clients.  In 2015, we reached networking agreements with both ECCU and ACCU to provide investment advisory services and sell our debt securities to investors they refer to us.  We have also developed relationships with other institutions that have enabled us to sell notes in larger amounts.  At the same time, MP Securities and its staff of sales personnel has increased our customer base through marketing efforts made to individual investors.  Our notes payable are presented net of debt issuance costs, which have increased from $85 thousand at December 31, 2017 to $103 thousand at September 30, 2018.

Other liabilities.  Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees.  At September 30, 2018 our other liabilities decreased by $177 thousand compared to the the year ended September 30, 2017, mainly due to the payment of accrued bonuses during the first quarter of 2018, dividends paid to our equity owners, and compensation paid to our Board of Managers during the first quarter of 2018 that had been previously accrued.

Members’ Equity.  Total members’ equity was $9.5 million at September 30, 2018, which represents an increase of $98 thousand from December 31, 2017.  This increase is the result of $376 thousand in net income for the nine months ended September 30, 2018 offset by $266 thousand in dividends related to our Series A Preferred Units, which require quarterly dividend payments.  We are required to make a payment of 10% of our annual net income after dividends to our Series A Preferred Unit holders.  This payment is made in the first quarter of the following year when annual net income has been finalized.  We accrue these dividends throughout the year based on our year-to-date net income.  We have accrued $11 thousand in dividends for the nine months ended September 30, 2018.  We did not repurchase or sell any ownership units during the nine months ended September 30, 2018.

Liquidity and Capital Resources

September 30, 2018 vs. September 30, 2017

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Cash, investments in interest-bearing time deposits in other financial institutions, maturing loans, payments of principal and interest on loans, and potential loan sales are sources of asset liquidity.  Sales of investor notes and access to credit lines also serve as sources of additional liquidity.  We follow a liquidity policy that has been approved by our Board of Managers.  The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum.  Our liquidity ratio was 20% at September 30, 2018, which is above the minimum set by our policy.  We also review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes.  Management believes that we maintain adequate sources of liquidity to meet our liquidity needs.  Nevertheless, if we are unable to continue our offering of Class 1A Notes for any reason, we incur sudden withdrawals by multiple investors in our investor notes, a substantial portion of our notes that mature during the next twelve months are not renewed, or we are unable to obtain capital from sales of our mortgage loan assets or other sources, we expect that our business would be materially and adversely affected.

The sale of our debt securities is a significant component in financing our mortgage loan investments.  We continue to sell debt securities filed under a Registration Statement with the SEC to register $90 million of Class 1A Notes. The Registration Statement was declared effective on February 27, 2018 and expires on December 31, 2020.  We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes and we are offering $80 million in our Secured Notes under a private placement memorandum.  Through sales of the Class 1A Notes and privately placed investor notes, we expect to fund new loans which can either be held for interest income or sold as participations to generate servicing income and gains on loan sales.  The cash we receive from investor note sales is also used to fund general operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature.  During the nine months ended September 30, 2018, our investors renewed their debt securities investments at a 64% rate, which represented a decrease from a 75% renewal rate over the nine months ended September 30, 2017.  The decrease was mostly due to the fact that we discontinued the sale of our Class 1 Notes on December 31, 2017 and were unable to sell our new Class 1A Notes until February 27th, 2018 when our Class 1A Notes Registration Statement became effective.  We have stabilized our note renewal rate over the last several years as MP Securities has adjusted its marketing efforts to account for the over-concentration of investment limitation restrictions placed on the sale of our notes.  New salespeople MP Securities has hired over the last several years have also enabled us to increase our client base, which has in turn positioned us to increase notes sales.

The net increase in cash and restricted cash during the nine months ended September 30, 2018 was $5.2 million, as compared to a net decrease of $1.7 million for the nine months ended September 30, 2017.  Net cash provided by operating activities totaled $809 thousand for the nine months ended September 30, 2018, as compared to net cash provided by operating activities of $1.0 million for the same period in 2017.  This decrease in cash provided by operating activities is attributable primarily to a decrease in net income and a net paydown of other liabilities and accrued interest payable for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Net cash provided by investing activities totaled $7.4 million during the nine months ended September 30, 2018, as compared to $5.4 million used during the nine months ended September 30, 2017, representing an increase in cash provided of $12.8 million.  The increase in cash provided is due to fewer loan originations in 2018 as compared to 2017.

Net cash used by financing activities totaled $3.0 million for nine months ended September 30, 2018, a decrease in cash provided of $5.6 million as compared to $2.6 million provided by financing activities during nine months ended September 30, 2017.  This difference is primarily attributable to a decrease in sales of our notes payable of $5.4 million over the same period in 2017.

At September 30, 2018, our cash, cash equivalents, and restricted cash, was $15.2 million, which represented an increase of $5.2 million from $10.0 million at December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2018.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

No changes in internal controls were made during the nine months ended September 30, 2018.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of September 30, 2018 and subject to the matter described below, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

On November 11, 2017, Mr. Harold D. Woodall, former Senior Vice President and Chief Credit Officer, filed a suit against the Company and its Chief Executive Officer and President, Joseph Turner, Jr., in the Superior Court of Orange County, California.  Mr. Woodall’s employment arrangement with the Company terminated effective as of September 5, 2017.  Mr. Woodall’s suit alleges that the Company wrongfully terminated his employment and violated California’s Fair Employment and Housing Act of 1959, and the California Labor Code’s whistle blowing law.  Mr. Woodall seeks compensatory damages, punitive damages, attorney’s fees, and other relief as the court deems just.  The Court has set a trial date of no sooner than July, 2019. A mandatory settlement conference has been postponed with no new date established as of the date of this report. We believe the allegations in Mr. Woodall’s suit are groundless, without merit, and we intend to vigorously contest the allegations set forth in Mr. Woodall’s complaint.  Although we believe that it will prevail on the merits, the litigation could have a lengthy process, and the ultimate outcome cannot be predicted.

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2017.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Statements of Income for the three and nine month periods ended September 30, 2018 and 2017; (ii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iii) Consolidated  Statements of Cash Flows for the three and nine months ended September 30, 2018 and 2017; and (iv) Notes to Consolidated Financial Statements.

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

Dated: November 09, 2018

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer