Form 10-K
period 2018-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2019-03-29
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☑ No ☐.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Emerging Growth Company ☐	Smaller reporting company filer ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revise accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of May 4, 2017 (the last date any sale or exchange was made of our Class A Common Units), the aggregate market value of the registrant’s Class A Common Units held by non‑affiliates was estimated to have no value. As of June 29, 2018 (the last date any sale or exchange was made of our Series A Preferred Units), the market value of the Series A Preferred Units was estimated at $67.50 per share or $7,904,250. The registrant has sold no Class A Common Units within the past sixty days and there is no public market value for the registrant’s Class A Common Units. The number of Class A Common Units outstanding, as of December 31, 2018, was 146,522.

DOCUMENTS INCORPORATED BY REFERENCE:  None

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-K

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward‑looking statements are included with respect to, among other things, our current business plan, business strategy and portfolio management. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that we believe might cause such differences are discussed in the section entitled, “Risk Factors” in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

PART I
Item 1.	Business

General

Throughout this document, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company”, "we", "us", or “our". We are a credit union service organization organized as a California limited liability company. Our equity owners include 11 federal or state chartered credit unions. We operate as a non-bank financial services company.

Evangelical Christian Credit Union, a California state chartered credit union (“ECCU”), incorporated the Company under California law on October 22, 1991 under the name Ministry Partners Investment Corporation. We converted to a California limited liability company on December 31, 2008 and changed our name to Ministry Partners Investment Company, LLC.

We exist to help make evangelical ministries more effective by providing ministries with Biblically based, value-driven financial services and by providing funding services to the credit unions who serve those ministries.

Our principal executive offices are located at 915 West Imperial Highway, Suite 120, Brea, California 92821. Our telephone number is (714) 671-5720 and our website address is www.ministrypartners.org.

Our Subsidiaries

We have three wholly owned subsidiaries: Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC.

Ministry Partners Funding, LLC

Ministry Partners Funding, LLC (“MPF”) is a special purpose subsidiary created in 2007. MPF’s original purpose was facilitating church mortgage securitizations by warehousing church and ministry mortgages. With the deleveraging of the Company’s loan investments commencing in 2009, MPF was dormant between December 31, 2009 and January 15, 2015. On January 15, 2015, MPF began serving as the custodian of assets pledged to investors in our secured investment notes. A Loan and Security Agreement governs the custodian relationship between the Company and MPF.

MP Realty Services, Inc.

We formed MP Realty Services, Inc., a California corporation, on November 13, 2009 (“MP Realty”). MP Realty Services has been operating as a corporate real estate broker since February 23, 2010 when it received a license from the California Department of Real Estate. MP Realty Services provides loan brokerage and other real estate services to churches and ministries. MP Realty Services has conducted limited operations since its inception.

Ministry Partners Securities, LLC.

Ministry Partners Securities, LLC (“MP Securities”) is a Delaware limited liability company formed on April 26, 2010. Through MP Securities, the Company provides investment advisory and financial planning solutions for churches, charitable institutions, and faith-based organizations. MP Securities also serves as the selling agent for the Company’s public and private placement notes. MP Securities has been a member of the Financial Industry Regulatory Authority (“FINRA”) since March 2, 2011. The subsidiary also provides insurance products under the name Ministry Partners Insurance Agency, LLC through its resident license to act as an insurance producer. MP Securities received its resident license from the California Department of Insurance on March 14, 2013.

Our Business

How we generate revenue

We are a non-bank financial services company that provides financing to evangelical Christian churches, schools, and ministries and we offer investment products to our investors and clients. We generate our revenue:

•	through interest income earned on our mortgage loan investments;
•	from the sale of securities, insurance products, and investment products;
•	by generating fees from originating and servicing church, schools, and ministry related mortgage loans;
•	through gains realized on the sale of loan participation interests to financial institutions; and
•	from fee income received in exchange for providing services to credit unions.

Business Strategy

Our strategy is to generate a stable and diverse flow of income.  Due to the concentration of our loan portfolio in evangelical Christian church and ministry loans, we seek other non-financing sources of revenue to provide a more diverse and stable flow of earnings than a traditional finance company.  We believe a more diverse revenue stream will enable us to be resilient in future economic downturns.  To that end, we have focused on generating recurring fee income business by offering investment services and products, and generating loan servicing income from our mortgage loan investments. We continue to seek and explore other revenue sources.

Services we provide

The Company provides three primary services to our clients. As a credit union service organization, we perform these services for the benefit of our credit union equity members.

•	We provide investment and insurance advisory services and products.
•	We provide commercial mortgage loans to evangelical Christian churches and ministries.
•	We provide a platform for Christian individuals and institutions to participate in funding those projects by investing in the Company’s debt securities.

The Company offers these services on a national basis.

Our investment and insurance advisory services and products

Through MP Securities, we offer a broad scope of investment and insurance advisory services and products for our clients, including opening customer brokerage accounts via a clearing firm agreement with the Royal Bank of Canada Dain Rauscher (RBC Dain). The revenue this business line generates is a key component in our strategy to grow our non-interest income. Some of the services we provide our clients include offering:

•	financial plans;
•	investment advisory services;
•	investments in mutual funds;
•	client brokerage accounts;
•	life and disability insurance products; and
•	fixed and variable annuities.

Our lending services and products

Our lending services consist of originating, purchasing, selling, and servicing church, schools, and ministry mortgage loans. Our total loans receivable net of allowance at December 31, 2018 was $143 million or 92% of our total consolidated assets. For additional information regarding our Lending Activity, see the Section captioned “Financial Condition” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Loan Types

The majority of the loans we originate or purchase are real estate secured loans to Christian churches and ministries that have 10-year balloon maturities with a rate adjustment after five years and amortization periods up to thirty years. We secure the mortgage or trust deeds we invest in by liens on church, school, and ministry owned real properties. We occasionally provide construction loans, lines of credit, and letters of credit for our customers.

Originating Loans

We utilize brokers, referrals, and rely on relationships the Company has cultivated to identify mortgage loan investment opportunities within our marketplace. This is a departure from the Company’s past practice of primarily using in-house loan originators. We believe this strategy will allow us to operate more efficiently and produce more value to our investors and owners. We typically receive origination fees on loans we originate. The Company amortizes the origination fee and estimated cost to originate the loans over the life of the loan. At times, we may better serve our customers by referring them to another church lending institution. In those cases, we may receive a finder’s fee. While we originate the majority of our new loan investments, from time to time, we may purchase a participation interest in a loan originated by a third party originator.

Loan Underwriting

We have developed underwriting criteria that we apply to loans we originate internally or loans we purchase. These criteria contain factors that we believe will lead to a profitable business. In general, the criteria we consider are similar to our competitors. However, we believe that how we apply the criteria and the specific metrics used are what gives us our competitive advantage. We use the same underwriting standards and evaluation whether we originate the loans ourselves, or purchase them from a third party originator.

Our Loan Servicing

We generate our loan servicing income by offering a lower interest rate to the purchaser of the loan compared to the face rate on the note. As an example, we may sell a loan paying 6.00% interest at a 5.50% pass through rate to a participant. In this example, we would receive 0.50% servicing income on the portion of the loan sold.

Our Loan Revenue

The interest income on our mortgage loans generates the majority of our loan revenue. For additional information regarding our Loan Revenue, see the Section captioned “Net Interest Income and Net Interest Margin” in the “Results of Operations section” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Funding our mortgage loans

We sell debt securities, issued by the Company, in public registered and private placement offerings to finance our mortgage loan investments. These public and private offerings serve as the dominant portion of our new funding sources. We market our debt securities primarily to investors who are in or associated with the Christian community and have an interest in supporting Christian ministries, institutions, schools, and churches. Our investors include individuals, ministries, and other Christian organizations. MP Securities is our selling agent for these public and private placement notes. In addition, we also obtain funds by selling participation interests in our mortgage loan investments. Finally, in the past, we have raised funds by using lines of credit from various financial institutions. Our ability to originate and fund new mortgage loans is dependent on:

•	selling investor notes to institutional and high net-worth investors;
•	leveraging our mortgage loan investments through the sale of loan participation interests to other financial institutions;
•	expanding the sale of our debt securities; and
•	increasing the amount of non-interest income we generate.

Where we conduct our business

While we conduct most of our business in California, we own mortgage loan interests in 30 different states.

Competition

Although the demand for church financing is both broad and fragmented, no one lender has a dominant competitive position in the market. We compete with church bond financing companies, banks, credit unions, denominational loan funds, real estate investment trusts, insurance companies, and other financial institutions. Many of these entities have greater marketing resources, extensive networks of offices and locations, larger staffs, and lower cost of operations due to their size. We believe, however, we have developed an efficient, effective, and economical operation that:

•	specializes in identifying and creating a diversified portfolio of church mortgage loans that we or other credit unions originate;
•	preserves our capital base; and
•	generates consistent income for distribution to our note holders and equity investors.

We rely upon the extensive experience and relationships of our officers, management, and Board of Managers in working with ministry related financing transactions, loan origination, and investment in churches, schools, ministries, and non-profit organizations.

Employees

Effective June 1, 2017, we entered into a staffing agreement with Total HR, which provides us with payroll and staffing services.  CoAdvantage, a portfolio company of Morgan Stanley Capital Partners, has subsequently acquired Total HR.  As of December 31, 2018, we had 15 full or part-

time employees.  We do not have a collective bargaining agreement with any of our employees and believe we have an excellent relationship with our employees.

Regulation

General

As a credit union service organization (“CUSO”), we are subject to the regulations publicized by the National Credit Union Administration (“NCUA”) that apply to CUSOs. We are also subject to various laws and regulations that govern:

•	credit granting activities;
•	establishment of maximum interest rates;
•	disclosures to borrowers and investors in our equity securities;
•	secured transactions;
•	foreclosure, judicial sale, and creditor remedies that are available to a secured lender; and
•	the licensure requirements of mortgage lenders, finance lenders, securities brokers, and financial advisers.

As a CUSO, we are limited in the scope of activities we may provide. In addition, the NCUA permits our federal credit union equity investors to invest in or lend to a CUSO only if the CUSO primarily serves credit unions, its membership, or the membership of credit unions contracting with the CUSO. While the NCUA lacks direct supervisory authority over our operations, our federal credit union equity owners are subject to regulations that govern the rules and conditions of an investment or loan they make or sell to a CUSO. In addition, state chartered credit unions must follow their respective state’s guidelines that govern investments by a state chartered credit union. Our equity owners that are regulated by the California Department of Financial Institutions (“DFI”) which is a part of the California Department of Business Oversight (“DBO”), in particular, must comply with DFI regulations that govern their investment in or loans they make to a CUSO.

Tax Status

Effective with our conversion from a corporate form of organization to a limited liability company organized under the laws of the State of California on December 31, 2008, we have chosen to be treated as a partnership for U.S. tax law purposes. As a result, profits and losses flow directly to our equity owners under the provisions of our governing documents. If we fail to qualify as a partnership in any taxable year, we will be subject to federal income tax on our net taxable income at regular corporate tax rates. As a limited liability company organized under California law, we are also subject to an annual franchise fee and a gross receipts tax on our gross revenues from our California based activities if our gross revenues are in excess of $250 thousand per year.

Regulation of Mortgage Lenders

As required by the California Finance Lender’s Law, we conduct our commercial lending activities under California Finance Lender License # 603F994 provided to us by the DBO.

Under this license, the DBO requires us to file reports from time to time. Accordingly, the DBO has enforcement authority over our operations as a finance lender, which includes, among other things, the ability to assess civil monetary penalties, issue cease and desist orders, and initiate injunctive actions. We are also subject to licensing requirements in other jurisdictions in connection with our mortgage lending activities. Various laws and judicial and administrative decisions may impose requirements and restrictions that govern secured transactions, require specific disclosure to our borrowers and customers, establish collection, foreclosure, and repossession standards, and regulate the use and reporting of certain borrower and customer financial information.

As we expand our loan originations on a national basis, we will need to comply with laws and regulations of those states. The statutes that govern mortgage lending and origination activities vary from state to state. Because these laws are constantly changing, it is difficult to comprehensively identify, accurately interpret, and effectively train our staff with respect to all of these laws and regulations. We intend to comply with all applicable laws and regulations wherever we do business and will undertake a best efforts program to do so, including the engagement of professional consultants, legal counsel, and other experts as deemed necessary by our management.

Loan Brokerage Services

In 2009, we created a new subsidiary, MP Realty, which provides loan brokerage and other real estate services to Christian organizations in connection with our mortgage financing activities. The California Department of Real Estate issued MP Realty a license to operate as a corporate real estate broker on February 23, 2010. As we expand our loan brokerage activities to other states, we may be required to register with these states as a commercial mortgage broker if we are directly or indirectly marketing, negotiating, or offering to make or negotiate a mortgage loan. We intend to monitor these regulatory requirements as necessary in the event MP Realty provides services to a borrower, lender, broker, or agent outside the State of California.

Environmental Issues Associated with Real Estate Lending

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), a federal statute, generally imposes strict liability on all prior and current “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for clean-up costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property. In addition, state and local environmental laws, ordinances, and regulations can also affect the properties underlying our mortgage loan investments. An owner or control party of a site may also be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

Regulation of Financial Services

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was enacted on July 21, 2010. The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions and created a new Consumer Financial Protection Bureau and Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk. We believe that many of the provisions of the Dodd-Frank Act and regulations adopted thereunder will not have a material impact on our business and operations. Certain provisions that have not been implemented, however, could affect our business and include, but are not limited to the implementation of more stringent fiduciary standards for broker dealers resulting from a rule proposed and temporarily suspended by the U.S. Department of Labor (“DOL”) and potential establishment of a new self-regulatory organization for investment advisors.

Broker Dealer Registration

U.S. broker dealers are subject to rules and regulations imposed by the United States Securities and Exchange Commission (“SEC”), FINRA, other self-regulatory organization, and state securities administrators covering all aspects of the securities business. Our wholly owned broker-dealer firm, MP Securities, commenced operations in 2012. As a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934 (the “Exchange Act”), MP Securities is subject to regulation by the SEC and regulation by state securities administrators in the states in which it conducts its activities. We have registered MP Securities in the following states:

Arizona	Idaho	Minnesota	Oklahoma	Texas
California	Illinois	Missouri	Oregon	Washington
Colorado	Indiana	Nevada	Pennsylvania
Florida	Kansas	New York	Rhode Island
Georgia	Massachusetts	Ohio	South Carolina

MP Securities is subject to rules and regulations regarding:

•	net capital;
•	sales practices;
•	public and private securities offerings;
•	capital adequacy;
•	record keeping and reporting;
•	conflicts of interest involving related parties;
•	conduct of officers;
•	directors and employees;
•	qualification and licensing of supervisory and sales personnel;
•	marketing practices; and
•	supervisory and oversight of personnel to ensure compliance with securities laws.

MP Securities is also subject to the financial responsibility, net capital, customer protection, record keeping, and notification rule amendments adopted by the SEC on July 30, 2013. Because MP Securities does not carry or hold customer funds or securities and relies upon a clearing firm to conduct these transactions, Rule 17a-5 requires that it file an exemption report as well as reports prepared by an independent public accountant confirming that it meets the exemption provisions. As amended, the net capital rule requires that MP Securities take into account in its computation of regulatory net capital any liabilities the Company assumes as its parent entity.

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

Much of the regulation of broker-dealers in the U.S. has been delegated to self-regulatory organizations, principally FINRA and the securities exchanges. FINRA adopts and amends rules (which are subject to approval by the SEC) for regulating the industry and conducts periodic examinations of member firms. The SEC, FINRA, and state securities administrators may conduct administrative proceedings that can result in censure, fine, suspension, or expulsion of a broker-dealer, its officers, or employees.

Due to our close affiliation with MP Securities, we are subject to related party transaction disclosure issues under federal and state securities laws and rules adopted by FINRA. In particular, related party transactions can raise regulatory concerns:

•	in determining whether MP Securities meets its net capital requirements;
•	in whether the allocation of costs is fairly treated in any expense sharing arrangements, or management services agreements entered into with the Company;
•	in regards to compensation paid to sales representatives in selling proprietary securities products offered by the Company; and
•	complying with the suitability, know your customer, and fair practices and dealings obligations under federal and state law and rules imposed by FINRA on broker dealer firms.

MP Securities is also subject to FINRA’s review and policies governing disclosure practices when offering proprietary securities products, training its staff to identify and manage conflicts of interest and reporting on significant conflict issues, including the firm’s adopted measures to identify and manage conflicts, to the MP Securities Board of Managers and its Chief Executive Officer.

As a broker-dealer firm, MP Securities is subject to regulation regarding:

•	sales methods;
•	use of advertising materials;
•	arrangements with clearing firms or exchanges;
•	record keeping;
•	regulatory reporting; and
•	conduct of managers, officers, employees, and supervision.

To the extent MP Securities solicits orders from customers; it will be subject to additional rules and regulations governing sales practices and suitability rules imposed on member firms.

MP Securities acts as a selling agent for the Company’s public and private debt securities. Due to this role, MP Securities is required to comply with FINRA’s filing requirements for these offerings. We believe that MP Securities has fully complied with its filing obligations as required under applicable FINRA, SEC, and state securities laws.

MP Securities is also required to maintain minimum net capital pursuant to rules imposed by FINRA. In general, net capital is the net worth of the entity (assets minus liabilities) less any other imposed deductions or other charges. A member firm that fails to maintain the required net capital must cease conducting business. If it does not do so, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA. Under its Membership Agreement entered into with FINRA, MP Securities is required to maintain minimum net capital of the greater of $5,000 or one fifteenth of its aggregate indebtedness. As required by the 2013 amendments adopted by the SEC, MP Securities is required to include any liabilities assumed by the Company unless the Company is able to demonstrate that it has adequate capital to pay such expenses.

Regulation of Investment Advisers

On July 11, 2013, the State of California granted its approval for MP Securities to provide investment advisory services. As a California registered investment advisory firm, MP Securities is required to develop and maintain compliance and record keeping procedures. MP Securities must also comply with custody rules, and marketing and disclosure obligations. MP Securities is subject to the Investment Advisers Act of 1940, as amended and related regulations. The act authorizes the SEC to institute proceedings and impose fines and sanctions for violation of the Investment Advisers Act. In addition to ensuring MP Securities’ compliance with federal and state laws governing its activities as a California registered investment advisory firm, the California DBO requires that representatives hired by MP Securities meet certain qualification requirements, including complying with certain testing requirements and examinations.

Our failure to comply with the requirements of the Investment Advisers Act, related SEC rules, or regulations and provisions of the California Corporations Code and Code of Regulations could have a material adverse effect on us. We believe we are in full compliance in all material aspects with SEC requirements and California laws and regulations. As MP Securities hires new registered investment advisers, it will be required to monitor its compliance with SEC and DBO regulations.

Fiduciary Standards

The Dodd-Frank Act authorized the SEC to consider whether broker dealer firms should be held to a standard of care similar to the fiduciary standard applied to registered investment advisors. Although the SEC has not adopted the fiduciary rule for broker dealer firms, the DOL issued final regulations in April 2016 which expanded the definition as to who will be deemed to be an “investment advice fiduciary” under the Employment Retirement Income Security Act of 1974 (“ERISA”). DOL also issued a new prohibited transaction exemption generally known as the best interest contract exemption designed to address conflicts that may arise when a person provides advice to a retail investor that may be vulnerable to conflicts of interest involving the advisory firm.

With the issuance of the DOL fiduciary rule under ERISA, fiduciary status would be extended to investment advisors and investment professionals that have previously not been considered fiduciaries. If deemed a fiduciary, the representative is held to a strict standard requiring the representative to act solely in the interests of plan participants and beneficiaries. With the adoption of the fiduciary standard, the representative is subject to personal liability to the ERISA plan for breaches of its actions under the rule. Implementation of the DOL fiduciary rule, especially in the context of a MP Securities adviser or sales representative rolling over an individual retirement account (“IRA”) into our proprietary debt securities, will require that we:

•	incur additional compliance costs;
•	engage in further training initiatives;
•	undertake a thorough review of available transactional exemptions from the rule;
•	prepare agreements to comply with such rule; and
•	implement information technology revisions to our policies and procedures to comply with DOL’s fiduciary rule.

On March 15, 2018, the 5th U.S. Circuit Court of Appeals nullified the DOL’s fiduciary rule and upheld a sweeping challenge to DOL’s authority to enforce its fiduciary rule. Other courts, however, have reached a different conclusion. Individual states, in addition, may take a different approach and apply the fiduciary standard to transactions subject to that state’s regulatory authority. As a result of the Court’s decision, the DOL plans to issue a revised financial fiduciary rule in September 2019. The SEC has also announced that it is working on a proposed fiduciary rule that would govern the sale of securities products by brokers and investment advisers. We continue to monitor developments with the DOL fiduciary rule and have adopted an assets under management fee compensation model that will be applied to sales of our debt securities made by MP Security’s representatives. We believe that implementing this change will:

•	more closely align the compensation program used by MP Securities for its representatives with the interests of investors in our debt securities; and
•	reduce the offering costs of our securities offerings, thereby increasing the net proceeds received by the Company from the sale of such securities to further the Company’s strategic objectives.

Privacy Standards

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. We are subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require us to disclose our privacy policy, including identifying with whom we share “non-public personal information” to our investors and borrowers at the time of establishing the customer relationship and annually thereafter. The State of California’s Financial Information Privacy Act also regulates consumer’s rights under California law to restrict the sharing of financial data. In recent years, there has been a heightened legislative and regulatory focus on data security, including requiring customer notification in the event of a data breach. Congress has held several hearings in the subject and legislation has been introduces which would impose more rigorous requirements for data security and response to data breaches. As

MP Securities expands its investment adviser business operations, it will also need to monitor regulatory initiatives promulgated under the Dodd-Frank Act that affect investment advisers.

Available Information

We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form-10-Q, and current reports on Form 8-K. All of these reports are available to the public on the internet site maintained by the SEC at http://www.sec.gov. Our website address is www.ministrypartners.org. The information provided on our website is not part of this report and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Item 1A.	RISK FACTORS

Any of the following identified risks, along with other unidentified risks, or risks we believe are immaterial or unlikely, could harm the Company. The risks and uncertainties described below are not the only risks that may have a material, adverse effect on us. Additional risks and uncertainties also could adversely affect our business, financial condition, and results of operations. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. Investors should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K.

Risks Related to the Company

We may be unable to obtain sufficient capital to meet the financing requirements of our business.

Our ability to finance our operations and repay maturing obligations to our investors and credit facility lenders substantially depends on our ability to borrow money and raise funds from the sale of our debt securities. Several factors affect our ability to borrow money and sell our debt securities including:

•	quality of the mortgage loan assets we own and the profitability of our operations;
•

limitations imposed under our credit facility arrangements and trust indenture agreements that contain restrictive and negative covenants that may limit our ability to borrow additional sums or sell our publicly and privately offered debt securities;

•	the strength of the lenders from whom we borrow; and
•	borrowing limitations imposed under our credit facilities.

An event of default, lack of liquidity, or a general deterioration in the economy that affects the availability of credit may increase our cost of funding, make it difficult for us to renew or restructure our credit facilities, and obtain new lines of credit. Unexpected large withdrawals by investors that hold our debt securities can negatively affect our overall liquidity. As such, the Board of Managers has adopted a liquidity policy for executive management to follow.

We have expanded our methods of raising funds, including selling participations in our mortgage loan investments, and expanding the sales of our debt securities to institutional, corporate, and retail investors. If this strategy is not viable, we will need to find alternative sources of borrowing to finance our operations. If we are unable to raise the funds we need to implement our strategic objectives, we may have to sell assets, deleverage our balance sheet, and reduce operational expenses.

Our ability to raise funds and attract new investors in our debt securities depends on our ability to attract an effective sales force in our wholly-owned licensed broker-dealer firm.

Our wholly-owned subsidiary, MP Securities, a FINRA member broker-dealer, acts as a selling agent for our notes offerings, insurance products, and investment advisory services. Our ability to attract new investors in our debt securities and increase the sale of our debt securities will substantially depend on our ability to assemble an effective advisory team. If we are unable to recruit, retain, and successfully equip a qualified group of advisors at MP Securities, we may not be able to increase sales of the Company’s debt securities, strengthen our balance sheet, and effectively utilize the investment in our core data processing and information systems we have implemented.

We depend on repeat purchases by a significant number of investors in our debt securities to finance our business.

A significant percentage of the investors who purchase our debt securities roll their matured note into a new note. There is no assurance we will maintain our historical rate of reinvestments of maturing investor notes into new investor notes. If the rate of repeat investments declines, our ability to maintain or grow our asset base could be impaired.

The following table shows the investor renewal rate for the prior three years:

2018	62%
2017	64%
2016	56%

Some of our debt securities investors may be unable to purchase our public offering notes due to FINRA’s investor suitability standards.

When handling sales of our investor notes, we must comply with FINRA’s “know your customer” and “suitability” guidelines. Some investors may not qualify under these guidelines. These guidelines help ensure that investors make appropriate investments given the:

•	age,
•	investment experience,
•	net worth,
•	need for liquidity, and
•	the mix of the investor’s portfolio.

The Company may experience losses or lower earnings if there is a drop in the real estate values that secure our mortgage loan investments.

In previous years, we have recorded additional provisions for losses related to real estate assets acquired after we initiated loan foreclosure proceedings. If we take ownership of a property as part of a foreclosure action, we could be required to write down the value of the property if the value of the property declines after we take title to the property. Further deterioration could lead to an increase in non-performing assets, increased credit losses, and reduced earnings.

We have had fluctuating earnings.

As a mortgage-financing lender, provisions for loan losses will have a significant impact on our profitability. In the past, the Company has incurred net losses due to loan loss provisions. In order to reduce the impact of these losses in the future, the Company has been diversifying its sources of revenue. Despite these improvements, we can give no assurances that we will be able to achieve and maintain consistent profits due to the uncertainties related to commercial real estate lending.

Our reserves for loan losses may prove inadequate, which could have a material, adverse effect on us.

Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses. As of December 31, 2018, our allowance for loan loss totaled $2,480 thousand or 1.68% of our total loans

Unanticipated adverse events may result in reserves that will be inadequate over time to protect against potential future losses. Examples of these adverse events are:

•	changes in the economy,
•	events affecting specific assets,
•	events affecting specific borrowers,
•	mismanaged construction,
•	loss of a senior pastor,
•	rising interest rates,
•	failure to sell properties or assets,
•	or events affecting the geographical regions in which our borrowers or their properties are located.

Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital adequacy. Given the total amount of our allowance for loan losses, an adverse collection experience in a small number of loans could require an increase in our allowance. See the section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level for the allowance for loan losses.

An increase in our non-performing assets will adversely affect our earnings.

Nonperforming assets adversely affect our net income in the following ways:

•	We do not accrue interest on collateral-dependent, non-performing loans.
•

We are required to record allowances for probable losses as a current period charge on our income statement. This charge will show up either in the provision for loan losses or in the provision for other real estate owned assets.

•	Non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values.
•

There are legal and other professional fees associated with the resolution of problem real estate owned assets. Other real estate owned assets also incur carrying costs, such as taxes, insurance, and maintenance fees.

•	The resolution of non-performing assets requires active involvement of our management team, which can divert them from focusing on the Company’s core strategic objectives.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material, adverse effect on our results of operations and financial condition. At December 31, 2018, we had $13,601 thousand of non-performing assets or 8.8% of our total assets.

We rely on the use of borrowed funds and sale of debt securities to finance a substantial part of our business.

We have used borrowing facilities obtained from institutional lenders and relied upon offerings of debt securities in SEC registered and private placement offerings to fund our mortgage loans investments. Lending borrowed funds subjects us to interest rate risk. The difference, or “spread”, between the interest rates we pay on the borrowed funds and the interest rates our borrowers pay on our mortgage loan investments largely determines our interest rate risk. An increase in our borrowing costs could decrease the spread we receive on our mortgage loan investments, which could adversely affect our ability to pay interest and redeem the outstanding debt securities on our balance sheet as they mature.

Our growth is dependent on leverage, which may create other risks.

We use leverage to invest in mortgage assets, which creates net interest income for the Company. Our success is dependent, in part, upon our ability to manage our leverage effectively. We pledge a significant amount of our assets as collateral for our credit lines. Our Board of Managers has overall responsibility for our financing strategy. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns. To generate a quick sell on a non-cash asset, the asset often sells at a discount. There can be no assurance that we will be able to meet our debt service obligations; and, if we must quickly sell assets to meet our debt service obligations, we risk incurring a loss on of some or all of those assets.

The table below shows our total debt obligations payable by year over the next three years:

Total Debt Obligations by Year Payable as of December, 31 2018 (dollars in thousands)
	2019	2020	2021	Thereafter	Total
Institutional Credit Facilities (NCUA Borrowings)	$5,041	$5,203	$5,341	$60,930	$76,515
Investor Debt Securities (Gross Notes Payable)	21,467	16,332	16,507	14,086	68,392
Total Debt Obligations Payable	$26,508	$21,535	$21,848	$75,016	$144,907
Percent of Total Debt Obligation Due per Year	18%	15%	15%	52%	100%

We may not be able to finance our investments on a long-term basis with an institutional lender on attractive terms, which may require us to seek more costly financing for our investments, or to liquidate assets.

When we acquire mortgage loans that have a maturity term that exceeds the term of our institutional credit facilities, we bear the risk of being unable to refinance, extend, replace, or otherwise finance them on a long-term basis at attractive terms or in a timely manner, or at all. If it is not possible or economical for us to finance such investments on attractive terms, we may be unable to pay-down our credit facilities or be required to liquidate the assets at a loss in order to do so.

Our institutional credit facilities, shown in the table above, mature on November 1, 2026. If we are unable to replace our credit facilities on attractive terms at maturity, we may have to rely upon less efficient forms of financing new investments. This in turn could result in fewer loan acquisitions or fewer originations of profitable mortgages, which would reduce the size of our balance sheet. A smaller balance sheet would lower the amount of earnings available to us. This would reduce funds available for debt payments, business expenses, and distributions to our equity investors.

A portion of our mortgage loans collateralizes our credit facilities; therefore, these pledged assets will be unavailable to meet our unsecured debt obligations.

Our NCUA credit facilities require that we secure the facilities with mortgage loans, maintaining a minimum collateralization ratio (“MCR”) of at least 120% for the two credit facilities in total. Loans pledged as collateral to the credit facilities will be unavailable for other cash flow purposes, including meeting our unsecured debt obligations. If at any time we fail to maintain the MCR requirements, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to meet the MCR requirements. If the Company has exceeded the MCR, we may request and receive a release of collateral up to the dollar amount sufficient for the Company to maintain the MCR requirements. As of the date of this Report, we are in compliance with our MCR covenants as required by our credit facilities.

The following table shows the recorded balance of loans pledged and not pledged as collateral as of December 31, 2018 (dollars in thousands):

Recorded Loan Balance
Collateral pledged to NCUA borrowings	$92,516
Collateral pledged to Secured Investor Notes	9,604
Loan collateral not pledged	45,215
Total loans	$147,335

Our financing arrangements contain covenants that restrict our operations and any default under these arrangements would inhibit our ability to grow our business, increase revenue, and make distributions to our equity investors.

Our financing arrangements contain restrictions, covenants, and events of default. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. Our default under any of our financing arrangements could have a material, adverse effect on our business, financial condition, liquidity, results of operations, and our ability to make distributions to our equity investors. These restrictions also may interfere with our ability to obtain financing or engage in other business activities.

Default under one credit facility will result in a default under our other credit facilities.

Our credit facilities and debt securities generally provide for cross-default provisions. A default under one agreement will trigger an event of default under the other agreements. This gives our lenders the right to declare all amounts outstanding under their particular credit agreement to be immediately due and payable. In this case, if not immediately paid, the lender may exercise its right to foreclose on or liquidate the collateral pledged to their credit facility. For example, a default under one of our credit facilities would also constitute our default under our other credit facilities. Thus, to maintain these credit facilities, there cannot be a default under either one.

In the event of our default under our secured credit facilities, we could lose assets in excess of our assets pledged as collateral.

In the event of a default under our NCUA credit facilities, the lender has the right to foreclose on its collateral pursuant to the respective credit facility agreement and applicable commercial law. In the event of foreclosure, there is no assurance the lender will realize proceeds from the collateral sufficient to repay the debt we owe. In that case, the respective lender generally has the right to pursue the borrower for any deficiency between the amount the borrower owes on the defaulted loan and the value the lender realizes from its liquidation of the collateral for the loan.

Thus, our assets remaining after a foreclosure by a lender under our credit facilities may not be sufficient to repay our other debt, including our investor notes.

Loss of our management team or the ability to attract and retain key employees could harm our business.

We are dependent on the knowledge, skills, institutional contacts, and experience of our senior management team. We also rely on our management team to manage our mortgage loan investments, evaluate and attract new borrowers, make prudent decisions as they relate to work-outs, modifications, and restructurings. We rely on our management team to develop relationships with institutional investors, lenders, financial institutions, broker-dealer firms, ministries, and individual investors. We can give no assurances that we will be able to recruit and retain qualified senior managers that will enable us to achieve our core strategic objectives and continue to grow our business profitably.

Our broker dealer and investment advisory business depends on fees generated from the distribution of financial products and advisory fees.

One of our strategic objectives is to increase non-interest revenues from fees generated from the distribution of financial products, such as mutual funds and variable annuities. Changes in the structure or amount of fees paid by sponsors of these products could directly affect our non-interest revenue. In addition, if these products experience losses or increased investor redemptions, it could reduce the non-interest income we receive on these products.

The ability to attract and retain qualified financial advisors and associates is critical to MP Securities’ continued success.

As we continue to expand our non-interest revenue sources, we will need to attract, recruit, and retain qualified investment and financial advisors that complement the services we provide to our credit union equity owners and their members. Turnover in the financial services industry with broker dealer and advisory firms is high. If we are unable to recruit, attract, and retain qualified professionals, we could jeopardize our strategic goal of expanding the non-interest generating segment of our business, thereby adversely affecting our net earnings and financial condition.

As a small financial services company that operates in a niche market, we are subject to liquidity risk that could materially affect our operations and financial condition.

In recent years, reduced availability of liquidity adversely affected the financial services industry, credit markets, and financing sources for ministry loans. Reduced liquidity can particularly affect smaller lenders that have relied on short-term institutional credit facilities to enhance their liquidity needs. While we have significantly improved our liquidity position through

•	successfully negotiating improved terms on our credit facilities;
•	selling of all of our foreclosed assets;
•	receiving payoffs on some of our mortgage loan investments; and
•	increasing note sales,

we will need to monitor and successfully manage our liquidity requirements as necessary when we receive redemption requests for our debt securities, or a debt security investment matures and the investor does not reinvest in another debt security we may offer.

Our systems may experience an interruption or breach in security, which could subject us to increased operating costs as well as litigation and other liabilities.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our critical business systems. The secure transmission of confidential information over the Internet and other electronic transmission and communication systems is essential to maintaining customer confidence in our services. Security breaches, computer viruses, acts of vandalism, and developments in computer capabilities could result in a breach or breakdown of the technology we use to protect customer information and transaction data.

While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption, or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of a borrower, investor, or customer’s business, or expose us to civil litigation and possible financial liability.

Our critical business systems may fail due to events out of our control, such as:

•	unforeseen catastrophic events,
•	cyber-attacks,
•	human error,
•	change in operational practices of our system vendors,
•	or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems.

These events could potentially result in data loss and adversely affect our ability to conduct our business.

From time to time, we have engaged in transactions with related parties and our policies and procedures regarding these transactions may be insufficient to address any conflicts of interest that may arise.

Under our code of business conduct, we have established procedures regarding the review, approval, and ratification of transactions that may give rise to a conflict of interest between us and any employee, officer, trustee, their immediate family members, other businesses under their control, and other related persons. In the ordinary course of our business operations, we have ongoing relationships and engage in transactions with several related entities. These transactions include our largest equity owner, ECCU, and our newest equity owner,  America’s Christian Credit Union (“ACCU”). While the Company has taken extraordinary measures to mitigate any risks, these procedures may not be sufficient to address conflicts of interest that may arise.

Any negative changes in the financial capabilities of one or more of our equity owners could adversely affect our ability to raise additional capital.

None of our equity owners is obligated to make additional contributions or loan us additional funds. However, they may do so on a voluntary basis and, in the future, we may request our equity owners to do so. In such event, one or more of our equity owners may be unwilling or unable to make voluntary additional capital contributions or loans because their financial capabilities are at the time impaired. Also, if an equity owner’s financial status at some time in the future is deteriorated to the extent that they or their operations are ceased or otherwise come under the control of the Asset Management Assistance Center (“AMAC”), NCUA, or other regulatory agency, it is unclear what rights, if any, that agency will have to exercise that owner’s membership rights in our company or, if it can exercise any such rights, the manner in which it will do so.

Risks Related to the Financial Services Industry and Financial Markets

Deterioration of market conditions could negatively affect our business, results of operations, financial condition, and liquidity.

A number of factors that we cannot control affect the market in which we operate. These factors can have a potentially significant, negative impact on our business. These factors include, among other things:

•	interest rates and credit spreads;
•	the availability of credit, including the price, terms, and conditions under which it can be obtained;
•	loan values relative to the value of the underlying real estate assets;

•	default rates on special purpose mortgage loans for churches and ministries, and the amount of the related losses;
•	the actual and perceived state of the real estate markets for church properties and special use facilities; and
•	unemployment rates.

Significant declines in the value of real estate related assets, impairment of our borrowers’ ability to repay their obligations, and illiquidity in the markets for real estate related assets can adversely affect our mortgage loan investments. In past years, these events have had adverse effects on our business resulting in significant increases in our provision for loan losses and unavailability of financing for the acquisition and warehousing of our mortgage loan investments. Deterioration in U.S. economic conditions could harm our financial condition, income, and ability to make distributions to our equity investors.

Declining real estate values could harm our operations.

Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, investment in, or renovation of their worship facilities. Borrowers may also have difficulty paying principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our foreclosed assets and on our loans in the event of default because the value of our collateral may be insufficient to cover our investment in such assets.

Any sustained period of increased payment delinquencies, foreclosures, or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell, and securitize loans. These events would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects, and our ability to make distributions to our equity investors.

Interest rate fluctuations and shifts in the yield curve may cause losses.

Our primary interest rate exposures relate to our mortgage loan investments and floating rate debt obligations. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur in connection with our interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, our ability to originate and acquire mortgages, and the market value of our mortgage investments.

In the event of a significant rising interest rate environment, default by our mortgage loan obligors could increase our losses and negatively affect our liquidity and operating results. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

Our ability to grow our mortgage loan investments portfolio depends to a significant degree on our ability to obtain additional funds. Our funding strategy is dependent on our ability to obtain debt financing at rates that provide a positive net spread. We have used borrowing facilities obtained from institutional lenders and relied upon offerings of debt securities in SEC registered offerings and private placement offerings to fund our mortgage loans investments. Our ability to fund future investments will be severely restricted if spreads on debt financing widen or if availability of credit facilities ceases to exist.

Regulatory compliance failures could adversely affect our reputation, operating business, and core strategic objectives.

We rely on publicly offered debt securities to fund a substantial portion of our operations. As a result, we are subject to U.S. securities laws, rules, and regulations publicized by the SEC and applicable state securities statutes. Our subsidiary, MP Securities, is subject to oversight from the SEC, FINRA, the Department of Insurance, the California Department of Business Oversight, and securities regulators in the states where MP Securities conducts business. To the extent MP Securities engages in securities and insurance-related activities in a particular state, state securities and insurance administrators will have jurisdiction over the activities of our broker-dealer affiliated entity. In addition, the real estate brokerage activities of MP Realty and our mortgage lending business are subject to various state regulatory authorities. The failure to comply with obligations imposed by any regulatory authority binding on our subsidiaries or us or to maintain any of the required licenses or permits could result in investigations, sanctions, and reputation damage.

The enactment of the Dodd-Frank Act, including the adoption of the proposed new fiduciary rule or additional regulations affecting broker dealer and investment adviser firms, could affect our business.

With the enactment of the Dodd-Frank Act and increased regulatory scrutiny of financial institutions, broker dealers, and investment advisory firms, we will need to monitor the impact of regulatory changes on the broker dealer and investment advisory services we provide. Certain proposed revisions, including the adoption or revision of the proposed DOL fiduciary standard rule and enhanced regulatory oversight of incentive compensation paid to investment advisors, could affect our business.

In particular, the adoption of the DOL fiduciary standard rule could materially affect IRA accounts, IRA rollovers, and the investment of funds rolled over from an IRA into other investments. Even though the DOL has delayed the fiduciary standards rule, we will continue to monitor the impact of new regulations proposed and/or adopted by the SEC, DOL, and FINRA on our broker dealer and investment advisory business.

Risks Related to Our Mortgage Loan Investments

We are subject to risks related to prepayment of mortgage loans held in our portfolio, which may negatively affect our business.

Generally, our borrowers may prepay the principal amount of their mortgage loans at any time. There is intense competition from financial institutions that are looking to make commercial loans at competitive rates to qualified borrowers. If a significant number of borrowers refinance their loans with another lender, it could adversely affect our business and profitability.

Increases in interest rates during the term of a loan may adversely affect a borrower’s ability to repay a loan at maturity or to prepay a loan.

Our mortgage loans typically have large balloon payments due at maturity. When the loan matures and the balloon payment is due, the borrower must either pay the loan balance or refinance the loan with us or another lender. If interest rates are higher when the loan matures, the borrower’s payment on new financing may be higher. The borrower may not be able to afford the higher debt service hindering its ability to refinance our loan. In addition, the borrower may not be able to refinance the loan because the value of the property has decreased. If a borrower is unable to repay our loan at maturity, we could suffer a loss and we would not be able to reinvest proceeds in assets with higher interest rates. As a result, it could adversely affect our financial performance and ability to make distributions to our equity owners.

Although we seek to create a favorable spread between the interest rate return on our mortgage loan investments and our debt financing commitments, we are subject to significant interest rate risk.

Our investment and business strategy depends on our ability to finance our investments in mortgage loans that provide a positive spread as compared to our cost of borrowing. A substantial portion of our loan investments provide for a fixed interest rate with a typical five-year interest rate adjustment or maturity date. Our institutional borrowings from the NCUA are also at a fixed interest rate, providing a stable cost of funds from that source at 2.52%. A significant portion of our borrowing arrangements with our note investors, however, provides for variable rates of interest that are indexed to short-term borrowing rates or fixed rates on short-term maturities. To mitigate our interest rate risks, we had entered into, and may enter into in the future, interest rate hedging transactions that include, but are not limited to, interest rate caps and interest rate swaps. We cannot guarantee the results of using these types of instruments to mitigate interest rate risks, and as a result, the volatility of interest rates could result in reduced earnings or losses for us and negatively affect our ability to make distributions of earnings to our equity investors.

We are subject to the risks associated with loan participations, such as less than full control rights.

Some of our assets are participation interests in loans or co-lender arrangements in which we share the rights, obligations, and benefits of the loan with other lenders. In addition to purchasing participation interests, we have sold participation interests in loans we have originated and service. We may need the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default, and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but must comply with if our participation interest represents a minority interest. The lack of full control on participation interests purchased or sold may adversely affect our business.

Church revenues fluctuate and may substantially decrease during times of economic hardship.

Generally, to pay their loans, churches depend largely on revenues from church member contributions. Donations typically fluctuate over time for a number of reasons, including, but not limited to:

•	changes in church leadership;
•	changes in church membership;
•	local unemployment rates;
•	credit conditions;
•	local real estate markets; and
•	other local economic conditions.

The quality of our mortgage loans depends on consistent application of sound underwriting standards.

The quality of the mortgage loans in which we invest depends largely on the adequacy and implementation of sound underwriting standards as described in our Board adopted loan policy. In order to achieve our desired loan risk levels we must properly observe and implement our underwriting standards, which may change depending on the state of the economy.

Because one of our managers holds a board position with our largest equity owner, he occasionally may have a conflict of interest with the interests of that member in their capacity as a manager of the Company.

One of our Managers holds a Board position with ECCU, who is our largest equity owner. Conflicts of interest may arise for this Manager between our interests and those of ECCU. Additionally, conflicts of interest are inherent in any transactions involving mortgage loans between ECCU and us. Because of these relationships, this Manager may face conflicts of interest in connection with various transactions involving ECCU and the Company, including, but not limited to:

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

We have implemented a Related Parties Transaction Policy to which all of our Managers and officers must adhere. It provides, among other things, approval of certain related party transactions by a majority of those Managers who are unrelated to the parties in the transaction.

We have further mitigated these conflicts of interest by forming a Credit Review Committee, of which all members are unrelated to ECCU. This committee makes most of the loan approval decisions under our Church and Ministry Loan Policy as adopted by our Board of Managers. Our Church and Ministry Loan Policy sets forth minimum credit quality standards for the loans we make or purchase, and only our Board Credit Committee or Board of Managers can override these standards, depending on the circumstances described in our Church and Ministry Loan Policy.

Because we invest only in specialized purpose mortgage loans, our loan portfolio is generally more risky than a diversified portfolio.

We are among a limited number of non-bank financial institutions specialized in providing loans to evangelical churches and church organizations. Specialized properties secure our loans and the secondary market for these loans remains regional and limited. Our mortgage loan agreements require that the borrower adequately insure the property. This requirement secures the loan against liability and casualty loss. However, certain types of losses, generally those of a catastrophic nature such as earthquakes, floods, storms, and losses due to civil disobedience, are either uninsurable or are not economically insurable. If an uninsured loss destroys a property, we could suffer loss of all or a substantial part of our mortgage loan investment.

Our loan portfolio is concentrated geographically and focused on loans to churches and religious organizations.

Specialized properties secure our loans and the secondary market for these loans remains regional and limited. As a result, if we must sell the properties securing such mortgages, there may be a limited number of buyers available for such properties. Nevertheless, we believe that there is a great deal of diversity in the types of not-for-profit organizations and entities that could be potential acquirers of properties of this nature, including, but not limited to, other churches, schools, clinics, community development agencies, universities, other educational institutions, day care, social services, assisted living facilities, and relief organizations. See “Part II, Item 7. Management Discussion and Analysis” for additional information on the loan portfolio concentrations.

 The following table shows the two states with our highest concentration in loans.

	California
	(dollars in thousands)
	2018	2017

Unpaid Balance of Loans *	$22,231	$25,658
Percent of Total Loans	15.09%	16.80%
Number of Loans	37	40
Percent of Total Loans	22.02%	24.10%
*gross of principal variance, loan discounts, and specific reserves

	Maryland
	(dollars in thousands)
	2018	2017

Unpaid Balance of Loans *	$32,015	$30,695
Percent of Total Loans	21.73%	20.10%
Number of Loans	13	13
Percent of Total Loans	7.74%	7.83%
*gross of principal variance, loan discounts, and specific reserves

We may need, from time to time, to sell or pledge as security our mortgage loan investments.

The market for church mortgage loans is specialized and therefore not as liquid as a residential or commercial loan portfolio. As a result, in the event we need additional liquidity we may have difficulty in disposing of our mortgage loan portfolio quickly or at all. The amount we would realize is dependent on several factors, including the quality and yield of similar mortgage loans and the prevailing financial market and economic conditions. Although we have never sold a performing loan we own for less than par, it is possible that we could realize substantially less than the face amount of our mortgage loans, should we be required to sell or hypothecate them. Thus, the amount we could realize for the liquidation of our mortgage loan investments is uncertain and cannot be predicted.

We may not have all of the material information relating to a potential borrower at the time that we make a credit decision with respect to that potential borrower or at the time we advance funds to the borrower. As a result, we may suffer losses on loans or make advances that we would not have made if we had all of the material information.

There is generally no publicly available information about the churches and ministries to which we lend. Therefore, we must rely on our borrowers and the due diligence efforts of our staff to obtain the information that we consider when making our credit decisions. To some extent, our staff depends and relies upon the pastoral staff to provide full and accurate disclosure of material information concerning their operations and financial condition. We may not have access to all of the material information about a particular borrower’s operations, financial condition, and prospects. In addition, a borrower’s accounting records may become poorly maintained or organized. The financial condition and prospects of a church may also change rapidly in the current economic environment. In such instances, we may not make a fully informed credit decision, which may lead, ultimately, to a failure or inability to recover our loan in its entirety.

We may be unable to recognize or act upon an operational or financial problem with a church in a timely fashion so as to prevent a loss of our loan to that church.

Our borrowers may experience operational or financial problems that, if not timely addressed by us, could result in a substantial impairment or loss of the value of our loan to the church. We may fail to identify problems because our borrowers did not report them in a timely manner or, even if the borrower did report the problem, we may fail to address it quickly enough, or at all. Although we attempt to minimize our credit risk through prudent loan approval practices in all categories of our lending, we cannot assure you that such monitoring and approval procedures will reduce these lending risks or that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting our borrowers and the quality of our loan portfolio. As a result, we could suffer loan losses that could have a material adverse effect on our revenues, net income, and results of operations.

Some of the loans in our investment portfolio are in the process of being restructured, have been restructured, or may otherwise be at risk, which could result in impairment charges and loan losses.

Some loans in our investment portfolio have been restructured, or may otherwise be at risk, or under credit watch. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts due to us under the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan unless the value of the collateral securing the loan exceeds the carrying value of the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause one or more borrowers to become unable to make payments under their loans, we could be required to recognize impairment charges. These charges could result in a material reduction in earnings in the period in which the loans are determined to be impaired. The impairment may adversely affect, perhaps materially, our financial condition, liquidity, and ability to make debt service payments and distributions to our equity owners.

Some of our mortgage loan investments currently are, and in the future may be, non-performing loans, which are subject to increased risks relative to performing loans.

Some of the loans in our mortgage loan portfolio currently are, or in the future may be, a non-performing loan. Such loans may become non-performing if the church falls upon financial distress, the community or congregation the church serves suffers financial hardship, or there is significant change in leadership of the church, in each instance, resulting in the borrower being unable to meet its debt service obligations to us. Such non-performing loans may require a substantial amount of work-out negotiations and restructuring efforts by our management team. These restructuring efforts may involve modifications to the interest rate, extension, or deferral of payments to be made under the loan or other concessions. Even if a restructuring is successfully accomplished, a risk still exists that the borrower may not be able or willing to maintain the restructured payments or refinance the restructured mortgage at maturity.

In the event a borrower defaults on one of our mortgage loan investments, we will generally need to recover our investment through the sale of the property securing the loan.

In that event, the value of the real property security may prove insufficient, in which case we would not recover the amount of our investment. Even though we may obtain an appraisal of the property at the time we originate the loan, the property’s value could decline as a result of a number of subsequent events, including:

•	uninsured casualty loss (such as an earthquake or flood);
•	a decline in the local real estate market;
•	undiscovered defects on the property;
•	waste or neglect of the property;
•	a downturn in demographic and residential trends;
•	a decline in growth in the area in which the property is located; and
•	churches and church-related properties are generally not as marketable as more common commercial, retail, or residential properties.

The occurrence of any of these factors could severely impair the market value of the security for our mortgage loan investments. In the event of a default under a mortgage loan held directly by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. Foreclosure of a church mortgage can be an expensive and lengthy process, which could have a significant effect on our anticipated return on the foreclosed mortgage loan. Such delays can cause the value of the mortgaged property to deteriorate further. The properties also incur operating expenses pending their sale, including property insurance, management fees, security, repairs, and maintenance. Any additional expenses incurred could adversely affect our ability to recover the full value of our collateral.

There is a possibility that we could incur foreclosures and losses in connection with our mortgage loan investments during recessionary or depressed economic periods.

Recessionary or depressed periods typically occur on a cyclic basis by an unpredictable time and with uncertain lengths. In addition, such events can be triggered by terrorist acts, war, large-scale economic dislocations, or widespread and large corporate bankruptcies. The effects of these events cannot presently be predicted. We could incur losses as a result of borrower defaults and foreclosures on our mortgage loan investments. Also, during times of recession or depression, the demand for our mortgage loans, even in times of declining interest rates, is likely to decline. In connection with any sale or hypothecation of a mortgage loan, we would likely have to agree to be responsible in whole or in part for a limited period of time for any delinquencies or default. If we should experience significant delinquency rates, our revenues would materially decrease and, subject to our other available cash resources at the time, our ability to pay our debt securities obligations or our other indebtedness when due may be substantially impaired. We do not hold any real estate owned assets as of December 31, 2018.

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

We compete with church bond financing companies, banks, credit unions, savings and loan associations, denominational loan funds, certain real estate investment trusts, insurance companies, and other financial institutions. Many of these entities have greater marketing resources, more extensive networks of offices and locations, and lower costs in proportion to their size due to economies of scale.

We are exposed to environmental liabilities with respect to properties to which we take title.

In the course of our business, we may take title to real estate through foreclosure on one of our mortgage loan investments or otherwise. If we do take title to a property, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination. In addition, we may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

Risks of cost overruns and non-completion of the construction or renovation of the mortgage properties securing construction loans we invest in may have a material and adverse effect our investment.

The renovations, refurbishment, or expansion by a borrower of a mortgage property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a mortgage property up to standards established for the market position intended for that property might exceed original estimates, possibly making a project uneconomical. Such delays and cost overruns are often the result of events outside both our and the borrower’s control such as material shortages, labor shortages and strikes, and unexpected delays caused by weather and other acts of nature. In addition, environmental risks and construction defects may cause cost overruns, and completion delays. If the borrower does not complete such construction or renovation in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of the borrower’s revenues making it unable to make payments on our loan. At December 31, 2018 and 2017, we held $4.3 million and $3.6 million, respectively in construction loans that we have disbursed.  As of December 31, 2018,  we have authorized a total of $6.0 million for construction loans, including previously disbursed funds.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Corporate Offices

As of December 31, 2018, the Company conducts its operations from its main corporate office at 915 West Imperial Highway, Suite 120, Brea, California. In addition, the Company has one branch office located in Fresno, California. All of our office spaces are under operating leases.

Investment Property

As of December 31, 2018, the Company had one investment in a joint venture that owns a property located in Santa Clarita, California. Additional information regarding the Company’s investment in the joint venture is included in Note 5 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report.

Item 3.	LEGAL PROCEEDINGS

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of December 31, 2018 and subject to the matter described below, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

On November 11, 2017, Mr. Harold D. Woodall, former Senior Vice President and Chief Credit Officer, filed a suit against the Company and its Chief Executive Officer and President, Joseph Turner, Jr., in the Superior Court of Orange County, California.  Mr. Woodall’s employment arrangement with the Company terminated effective as of September 5, 2017.  Mr. Woodall’s suit alleges that the Company wrongfully terminated his employment and violated California’s Fair Employment and Housing Act of 1959, and the California Labor Code’s whistle blowing law.  Mr. Woodall had been seeking compensatory damages, punitive damages, attorney’s fees, and other relief as the court deems just.  The Court has set a trial date of no sooner than July 2019, along with a mandatory settlement conference. Mr. Woodall passed away on January 1, 2019 and further action on the case will depend on whether his heirs will pursue the litigation as a successor in interest to Mr. Woodall’s claim.  We believe the allegations in Mr. Woodall’s suit are groundless, without merit, and we intend to contest vigorously the allegations set forth in Mr. Woodall’s complaint.  Although we believe that it will prevail on the merits, the litigation could have a lengthy process, and we cannot predict the ultimate outcome.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units. As of December 31, 2018, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Preferred Units were issued, with 11 holders of record.

Sale of Equity Securities by Issuer

None.

Purchases of Equity Securities by Issuer

None.

Dividends and Distributions

The Series A Preferred Unit holders are entitle to receive two types of dividend distributions. First, they are entitled to receive a quarterly cash dividend at the rate of one-year LIBOR plus 25 basis points (the “Series A Dividend”). Payment of the Series A Dividend will have priority over all other distributions to equity owners. In addition, the Company must pay any accrued and undistributed Series A Dividend before we can distribute other dividends.

Our Series A Preferred Unit holders are also entitled to receive 10% of our net profits after subtracting the amount of quarterly Series A Dividends paid earned for any fiscal year. This payment will be made to holders of the Series A Preferred Units on a pro rata basis. We accrued $11.3 thousand and $69.0 thousand in net profits to distribute to our Series A Preferred Units holders for the years ended December 31, 2018 and 2017, respectively. This increased the amount of distributions declared on our Series A Preferred Units for the fourth quarters of 2018 and 2017 by $0.096 per unit and $0.590 per unit, respectively.

The remaining balance of any profits will be allocated to all holders of our Class A Units based on their ownership percentage.

For 2018, we made no distributions to the holders of our Class A Units. During December 31, 2018 and 2017, we declared distributions on our Series A Preferred Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2018	2017

First	$0.718	$0.506
Second	0.755	0.496
Third	0.799	0.512
Fourth	0.921	1.184
Total distributions per Unit	$3.193	$2.698

In the event of a loss, our operating agreement provides that losses will be allocated first to the holders of common units and then to the Series A Preferred Units holders until their respective capital accounts have been reduced to zero. If the capital accounts of the members cannot offset the entire loss, the balance will be allocated, pro rata, to the holders of common units in proportion to their respective ownership interest in our common equity units.

Equity Compensation Plans

None.

Item 6.	SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K promulgated by the SEC. As a result, we are not providing the information contained in this item pursuant to Regulation S-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report beginning at page F-1.

Overview

The Company generates its revenue primarily through its church lending portfolio and secondarily through its broker-dealer operations. While we generate the majority of our revenue through interest income, our strategy is to increase revenue from non-interest income sources to diversify our revenue. A diversified revenue stream may reduce the risk to the Company if economic factors, such as changes in interest rates, decrease our interest income. We are also focusing on improving our efficiency by generating more revenue per expense dollar spent. Reducing expenses while maintaining or increasing revenue improves the Company’s capital position, which helps mitigate risk in economic down cycles. In addition, we have also spent considerable effort to reduce the risk to our lending revenue in the future by improving the quality of our loan portfolio and assessment of the financial strength of our borrowers.

In order to continue to achieve our objectives and maximize the value of our equity holders’ investment, we will continue to focus on:

•

working with credit unions and other CUSOs to serve the needs of their members and owners, expand our own client base, and increase our fee income from broker-dealer services as well as loan servicing and origination fees;

•	increasing our revenue from broker-dealer related services by expanding our sales staff;
•	increasing revenue through the sale of loan participation interests;
•	managing the size and cost structure of our business to match our operating environment and capital funding efforts;
•	managing costs through efforts to more efficiency originate and service loans,
•	increasing our capital through growth in earnings;
•	maintaining our balance sheet size as we utilize more of our resources on improving and strengthening the quality of our assets;
•

managing and strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets, increasing cash flows from our borrowers and ultimately realizing the benefit of our investments;

•	increasing the sale of our investor debt securities with the objective of maintaining a stable balance sheet by replacing pay downs on our credit facility borrowings;
•

broadening the number of clients in our investor debt securities and effectively implementing strategies designed to ensure compliance with FINRA’s suitability and regulatory standards for investments made in our debt securities; and

•	maintaining liquidity levels.

Financial Performance Summary for the Two-Year Period: 2018 and 2017

	2018	2017

Broker-dealer commissions and fees	$523	$854
Total income	10,652	10,655
Provision for loan losses	666	262
Total non-interest expenses	4,653	4,844
Net income	477	937
Cash and restricted cash	9,928	9,965
Loans receivable, net of allowance for loan losses of $2,480 and $2,097 as of December 31, 2018 and December 31, 2017, respectively	143,380	148,835
Total assets	155,439	161,022
Borrowings from financial institutions	76,515	81,492
Notes payable, net of debt issuance costs	68,300	69,003
Total equity	9,531	9,429

Summary of financial performance

For the year ended December 31, 2018, we recognized net income of $477 thousand and grew owners’ equity by $102 thousand. 2018 was our fourth consecutive year of profitability, including 16 consecutive profitable quarters. Total assets decreased by $5.5 million as the Company focused on improving the quality of its loan portfolio instead of portfolio growth.

For the year ended December 31, 2018, the primary items affecting our operating performance were the following:

•	a decrease in net interest income of $512 thousand due to a lower loan yields and higher cost on notes payable. The cost on our notes payable increased due to an increase in market interest rates;
•

a decrease in non-interest expense of $191 thousand as the Company focused on improving operating efficiency. We expect to see greater efficiency in 2019 as the Company reduced staff from 19 to 15 during the year ended December 31, 2018;

•

recording provisions for loan losses of $666 thousand, an increase of $404 thousand over 2017 mainly due to an increase of specific reserves on collateral-dependent loans as we implement more aggressive asset resolution strategies; and

•

an increase in non-interest income of $261 thousand due to an increase in other lending income of $592 thousand as offset by a decrease in broker-dealer commissions and fees of $331 thousand. Other lending income increased mainly due to a gain on the sale of a note related to a  non-performing loan. Broker-dealer commissions and fees decreased as the Company did not add as many institutional clients in 2018 as we did in 2017. Occasionally we will generate commissions on large transactions related to investments made by institutional clients but our budget and business model does not rely on these transactions for sustainability. In 2019, we intend to grow our broker-dealer revenue through increasing our sales staff and therefore resulting in more fee generating transactions.

Progress on Strategic Objectives

While net income decreased $460 thousand from the year ended December 31, 2017, we made continued progress towards our strategic objectives of diversifying our revenue streams, improving our loan portfolio quality, maintaining our balance sheet size, and improving operating efficiency. The following discussion focuses on each of these strategic objectives.

Diversified revenue streams

Like most finance companies and banks, our primary source of revenue has come from the net interest margin we earn on our mortgage loan investments. We continue to develop sources of revenue outside our net interest income to make us less dependent on a favorable net interest rate margin from our mortgage loan investments. We believe this will make the Company less susceptible to unfavorable changes in interest rates. The Company’s management team believes that it will be able to use its capabilities in lending, servicing, and investment advisory services to supplement its net interest income with fee income.

Our primary sources of repeatable non-interest income are:

•

Revenue from our broker-dealer operations: In 2018, we generated fee and commission revenue of $523 thousand compared to $854 thousand in 2017. The $331 thousand decrease was due to not adding as many institutional clients in 2018 as we did in 2017. While we will occasionally close large transactions made by institutional investors, we do not plan for them in order to sustain our business. In 2019, we will look to increase our revenue from our broker-dealer operations by expanding our sales force with advisors who have already built a profitable book of business.

•

Loan participation sales: We sold $5.4 million in loans to credit unions and other investors during 2018, which was a decrease from $9.7 million sold in 2017. Participation sales decreased due to lower origination volume as we shifted our focus from growth to improving loan portfolio quality. These sales generated $13 thousand in gains during the year compared to $136 thousand in gains during 2017.

•

Loan servicing fee income: As of December 31, 2018, we serviced $36.7 million in loan participations for investors, a slight decrease from December 31, 2017 of $37.4 million in loan participations for investors due to lower participation sales as described above. The participation portfolio generated $160 thousand in servicing income in 2018 versus $90 thousand in 2017. The lower 2017 number was due to a $70 amortization for servicing asset in 2017 due to early payoffs on participated loans.

Loan portfolio quality

Historically the Company’s losses have been due to losses on our mortgage loan investments. Therefore, the resolution of non-performing loans will contribute either positively or negatively to the Company’s performance. As an example of a positive contribution, we recorded $640 thousand in gains on sale of a  note in 2018. We continue to monitor our loan portfolio very closely and work with borrowers to minimize losses on mortgage loan investments. The Company can often find a solution for borrowers who are in distress who are willing and able to find a compatible solution. In 2018, we had several positive results due to our efforts to be more aggressive in resolving our non-performing loans. Besides the sale of the note mentioned above, we had one impaired loan pay off in full and another put back on an accrual basis. The Company restructured two other loans with new terms that will allow them to be considered performing loans if they continue making payments. We will reassess these loans in 2019 to determine if they can be re-classified into performing loans.

However, despite the careful management of our mortgage portfolio, especially in regard to our impaired loans, our 90 days or greater delinquency ratio increased by 3.78% from 1.04% at December 31, 2017 to 4.82% at December 31, 2018. This was primarily due to one loan becoming delinquent. The Company has initiated foreclosure proceedings on this loan, as the borrower has not been cooperative in our attempts to resolve its delinquency.

We recorded $666 thousand in provisions for credit losses for the year ended December 31, 2018. We added most of the provision by taking reserves on seven collateral-dependent impaired loans. The Company believes that these additional reserves will enable the Company to implement work out or exit strategies for these impaired loans.

As part of our strategic decision to reposition our loan portfolio, we have continued to focus on originating lower balance loans made to ministries where we can achieve yields that are more favorable and avoid deteriorating our margins while reducing overall risk exposure to any one borrower with a smaller aggregate loan balance. However, we also have originated larger loans when we are able to find participants to purchase a participation interest in the loan. This generates servicing fee income while allowing us to minimize our risk exposure on the loan. We believe we have found a good mix in loan size that allows us to take advantage of quality lending opportunities. Our average net loan balance (recorded balance) decreased from $920 thousand at December 31, 2017 to $877 thousand at December 31, 2018. In addition, over the past few years, we have substantially expanded our relationships with credit unions throughout the United States. We believe these relationships will enable us to increase the amount of loan participation interests we sell and service for others.

Maintaining balance sheet size

Our current strategy is to maintain our balance sheet size rather than increase it as we direct more resources into improving the quality of our existing loan portfolio. For the year ended December 31, 2018, we originated $15.5 million in new loans compared to $30 million for the year ended December 31, 2017. This resulted in a decrease in loans receivable of $5.4 million due to payments on loans. Due to the lower originations indicated in 2018 and, in order to maintain a cost-effective balance of income producing assets as compared to our cost of funds, we kept our investor notes payable flat at $68.3 million as of December 31, 2018 compared to $69.0 million at December 31, 2017. To maintain the total amount of our investor notes payable flat, we sold $10.5 million in new investor notes and renewed another $10.1 million in 2018. In 2019, if we have origination opportunities that exceed our balance sheet capacity we believe that we have created the capacity to originate, underwrite, and service a larger quantity of mortgage loans through loan participation sales.

Since the credit crisis of 2008, we have been unable to find a replacement for our institutional credit facilities. To maintain the total size of the Company’s assets in 2019 at substantially the same level as compared to 2018, the Company will need to increase the sale of investor notes by $5.0 million. In 2019, we expect that we will need $5.0 million to fund payment obligations that are maturing on our credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – NCUA Borrowings.”

Improved operating efficiency

In the last several years, we have worked on improving our operating efficiency. In 2018, we decreased our loan origination staff and reduced the number of full –time employees from 19 to 15. This is down from our high watermark of 26 full-time employees in 2015. These reductions are in line with our desire to focus on making fewer but financially strong mortgage loan investments. We believe our loan pipeline is still capable of originating the volume of loans necessary to keep the total size of our balance sheet consistent with the December 31, 2018 figure. In 2018, we had non-interest expense of $4.65 million, a decrease of $191 thousand of 4.84 million in 2017. In the future, we will consider adding new expenditures and staff in areas where we can increase revenue. In 2019, we plan to make investments in our broker-dealer operations by adding new sales representatives and advisers in order to meet our objective of diversifying our revenue streams.

Financial Condition

This discussion focuses on the overall performance of our balance sheet. For our Company and most other financial institutions, the balance sheet is the primary driver of its net income.

The following discussion and analysis compares the results of operations for the twelve months ended December 31, 2018 and 2017 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

			Comparison
	2018	2017	$ Difference	% Difference

	(dollars in thousands)
Assets:
Cash	$9,877	$9,907	$(30)	(0%)
Restricted cash	51	58	(7)	(12%)
Loans receivable, net of allowance for loan losses of $2,480 and $2,097 as of December 31, 2018 and December 31, 2017, respectively	143,380	148,835	(5,455)	(4%)
Accrued interest receivable	711	742	(31)	(4%)
Investments in joint venture	887	896	(9)	—%
Property and equipment, net	87	103	(16)	(16%)
Servicing assets	212	270	(58)	(21%)
Other assets	234	211	23	11%
Total assets	$155,439	$161,022	$(5,583)	(3%)
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$76,515	$81,492	$(4,977)	(6%)
Notes payable, net of debt issuance costs of $92 and $85 as of December 31, 2018 and December 31, 2017, respectively	68,300	69,003	(703)	(1%)
Accrued interest payable	249	208	41	20%
Other liabilities	844	890	(46)	(5%)
Total liabilities	145,908	151,593	(5,685)	(4%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated deficit	(3,693)	(3,795)	102	(3%)
Total members' equity	9,531	9,429	102	1%
Total liabilities and members' equity	$155,439	$161,022	$(5,583)	(3%)

General

Total assets decreased by $5.6 million, or 3%, between December 31, 2018 and December 31, 2017. This decrease was primarily due to the decrease in loans receivable as described above.

Our loan funding comes from our members’ equity, our notes payable, and our credit facility borrowings. Since 2008, the Company has relied solely on the sale of investor notes to fund its mortgage loan investments and maintain the total size of its balance sheet assets. In 2018 borrowings on our credit decreased by $5.0 million and notes payable decreased by $703 thousand. We did not attempt to sell additional notes to replace the pay down of our credit facilities in 2018, as we did not have additional mortgage loans to fund. If we replace borrowings by selling additional investor notes but do not have loans to fund, our cash would be earning a negative spread because the cost of funds we pay on our investor notes is higher than the yield we receive on short-term investments.

Loan Portfolio

Our loan portfolio is provides the majority of our revenue, however, it also presents the most risk to future earnings through both interest rate risk and credit risk. Additional information regarding risk to our loans is included in “Part I, Item 1A, Risk Factors”.

Our portfolio consists entirely of loans made to evangelical churches and ministries with approximately 99% of these loans secured by real estate. The loans in our portfolio carried a weighted average interest rate of 6.44% at December 31, 2018 and 6.31% at December 31, 2017. The following discussion on our loan portfolio revolves around the credit risk to our loans and on how we account for and addresses that risk.

Our Loan Policies

Our managers establish our loan policies and review them periodically and, from time to time, have authorized designated loan officers and our President to make loans within certain limits established by our managers. Our managers adopted a Church and Ministry Loan Policy that supports our levels of acquisition and origination of loans. In addition, our managers appointed a Credit Review Committee to review and carry out our loan policy. The Credit Review Committee may approve loans up to 25% of our tangible net worth or 5% of our aggregate loan portfolio, whichever is less. For loans exceeding the threshold, our managers have established a Board Credit Committee that reviews loan requests that exceed certain prescribed limits under our loan policies. Upon approval, we issue a written loan commitment to the applicant that specifies the material terms of the loan. For any loan participation interest we acquire, with one borrower of a group of financially related borrowers, the aggregate amount of such interest may not exceed 15% of our tangible net worth. The Company’s Church and Ministry Loan Policy defines “tangible net worth” as shareholder equity plus available operating lines of credit, calculated at the end of each month.

Loan Concentrations

A concentration of loans by category or geography can pose a risk if economic conditions or natural disasters affect that concentration of loans specifically.

The table below shows the amounts we have invested in each loan category:

	Year Ended December 31, (dollars in thousands)
	2018		2017
Loans to evangelical churches and related organizations	Amount	% of Portfolio	Amount	% of Portfolio
Real estate secured	$142,728	96.9%	$147,661	96.7%
Construction	4,333	2.9%	3,553	2.3%
Unsecured	274	0.2%	1,500	1.0%

Total	$147,335	100.0%	$152,714	100.0%

We consider loans individually material if a loan is 10% of net assets of greater. At December 31, 2018, we had no individually material loans.

The following table sets forth, as of December 31, 2018 and 2017, each state in which: (i) the unpaid balance of our mortgage loans was 10% or more of the total unpaid balance of our loan portfolio; and (ii) the number of our loans was 10% or more of our total loans:

	California
	(dollars in thousands)
	2018	2017

Unpaid Balance of Loans	$22,231	$25,658
Percent of Total Loans	15.09%	16.80%
Number of Loans	37	40
Percent of Total Loans	22.02%	24.10%
*gross of principal variance, loan discounts, and specific reserves

	Maryland
	(dollars in thousands)
	2018	2017

Unpaid Balance of Loans	$32,015	$30,695
Percent of Total Loans	21.73%	20.10%
Number of Loans	13	13
Percent of Total Loans	7.74%	7.83%
*gross of principal variance, loan discounts, and specific reserves

Loan Maturities

The following table sets forth the future maturities of our gross mortgage loan portfolio at December 31, 2018:

	Dollar Amount of Mortgage Loans
	Maturing During Year (in thousands)
Mortgage Loan Portfolio at:	2019	2020	2021	2022	2023	After 2024	Total
December 31, 2018	$18,321	2,868	7,200	15,540	17,067	86,339	$147,335

Included in the table above are 115 adjustable rate loans totaling $108.3 million, or 74% of the total balance.  Adjustable rate loans reduce the interest rate risk compared to fixed rate loans with similar cash flow characteristics.

Non-performing Assets

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance, and foreclosed assets.

•	Non-accrual loans represent loans on which we have stopped accruing interest.
•	Restructured loans are loans in which we have granted the borrower a concession on the interest rate or the original repayment terms due to financial distress.
•	Foreclosed assets are collateral that we have repossessed through foreclosure and we now hold as an asset of the Company.

We closely monitor these non-performing assets on an ongoing basis as part of our loan review and workout process. Management evaluates the potential risk of loss on these loans by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.

We determine that certain non-accrual loans are collateral-dependent. These are loans where the repayment of principal will involve the sale or operation of collateral securing the loan. For collateral-dependent non-accrual loans, we record any interest payment we receive in one of two methods. If the Company deems that, the recorded investment of the loan is fully collectable we will recognize income on the interest payment received on the cash basis. If we deem that, the recorded investment is not fully collectable we will record any interest payment we receive against principal. For non-accrual loans we do not consider collateral-dependent, we do not accrue interest income, but we recognize income on a cash basis. We had 11 non-accrual loans as of December 31, 2018 and 2017.

At December 31, 2018 and 2017, we had eight restructured loans that were on non-accrual status. Three of these loans were over 90 days delinquent at December 31, 2018.  In addition, at December 31, 2018 we had three collateral-dependent non-accrual loans that we have not restructured.

The following table presents our non-performing assets:

Non-performing Assets
(dollars in thousands)
	December 31, 2018	December 31, 2017
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days	$7,096	$495
Troubled Debt Restructurings[2]	2,706	6,104
Other Impaired Loans	3,799	1,214
Total Collateral-Dependent Loans	13,601	7,813
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	—	1,442
Total Non-Collateral-Dependent Loans	—	1,442
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	13,601	9,255
Foreclosed Assets[3]	—	—
Total Non-performing Assets	$13,601	$9,255

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.
[2] Includes $3.2 million of restructured loans that were over 90 days delinquent as of December 31, 2018.

[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

The following table summarizes the recorded balance of our non-performing loans and the corresponding allowance related to those loans (dollars in thousands):

	December 31,	December 31,
	2018	2017
Impaired loans with an allowance for loan loss	$5,621	$3,999
Impaired loans without an allowance for loan loss	7,980	5,256
Total impaired loans	$13,601	$9,255

Allowance for loan losses related to impaired loans	$1,463	$1,260
Total non-accrual loans	$10,098	$8,363
Total loans past due 90 days or more and still accruing	$—	$—

The increase in the balance of our impaired loans at December 31, 2018 as compared to December 31, 2017 is primarily due to reclassifying certain loans in our portfolio to non-performing status in 2018.

Allowance for Loan Losses

We maintain an allowance for loan losses that we consider adequate to cover both the inherent risk of loss associated with the loan portfolio as well as the risk associated with specific loans that we have identified as having a significant chance of resulting in loss.

General reserves are allowances taken to address the inherent risk of loss in the loan portfolio. We include various factors in our analysis and weight them on the level of risk represented and for the potential impact on our portfolio. These factors include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection;
•	Changes in national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•	Changes in the value of underlying collateral for collateral-dependent loans;
•	The effect of credit concentrations; and
•	The rate of defaults on loans modified as troubled debt restructurings within the previous twelve months.

In addition, we include additional general reserves for our loans if the collateral for the loan is a junior lien or is unsecured. We segregate our loans into pools based on risk rating when we perform our analysis in order to determine more accurately the potential impact these factors have on our portfolio. We weight the risk factors differently depending upon the quality of the loans in the pool. In general, we give risk factors a higher weighting for lower quality loans, which results in greater general reserves related to these loans. We evaluate these factors on a quarterly basis to ensure that we have adequately addressed the risk inherent in our loan portfolio.

We also examine our entire loan portfolio regularly to identify individual loans that we believe have a greater risk of loss than is addressed by the general reserves. These are identified by examining delinquency reports, both current and historic, monitoring collateral value, and performing a periodic review of borrower financial statements. For loans that are collateral-dependent, management first determines the value at risk on the investment, defined as the unpaid principal balance, net of discounts, less the collateral value net of estimated costs associated with selling a foreclosed property. This entire value at risk is reserved. For impaired loans that are not collateral-dependent, management will record an impairment based on the present value of expected future cash flows. We review loans that carry a specific reserve quarterly, although we will adjust our reserves more frequently if we receive additional information regarding the loan’s status or its underlying collateral.

Finally, for non-collateral dependent trouble debt restructurings we use a net present value method for the allowance calculation. These reserves are calculated as the difference in the net present value of payment streams between a troubled debt restructuring at its modified terms as compared to its original terms. We then discount these cash flows at the original interest rate on the loan. Management records these reserves at the time of the restructuring. We report the change in the present value of cash flows attributable to the passage of time as interest income.

The process of providing adequate allowance for loan losses involves discretion on the part of management, and as such, losses may differ from current estimates. We have attempted to maintain the allowance at a level that compensates for losses that may arise from unknown conditions.

The chart below details our allowance for loan loss:

	Allowance for Loan Losses
	as of and for the
	Twelve months ended
	December 31,
	2018	2017
Balances:	(dollars in thousands)
Average total loans outstanding during period	$145,617	$150,348
Total loans outstanding at end of the period	$147,335	$152,714
Allowance for loan losses:
Balance at the beginning of period	$2,097	$1,875
Provision charged to expense	666	262
Charge-offs
Wholly-Owned First	(283)	(40)
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total	(283)	(40)
Recoveries
Wholly-Owned First	—	—
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total	—	—
Net loan charge-offs	(283)	(40)
Accretion of allowance related to restructured loans	—	—
Balance	$2,480	$2,097

Ratios:
Net loan charge-offs to average total loans	(0.19)%	(0.03)%
Provision for loan losses to average total loans	0.46%	0.17%
Allowance for loan losses to total loans at the end of the period	1.68%	1.37%
Allowance for loan losses to non-performing loans	20.50%	22.66%
Net loan charge-offs to allowance for loan losses at the end of the period	(11.41)%	(1.91)%
Net loan charge-offs to provision for loan losses	(42.49)%	(15.27)%

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash decreased by $37.0 thousand during the year ended December 31, 2018. The decrease in cash is primarily resulting from $5.0 million in proceeds received from contractual loan payments, loan prepayments, the sale of a note, and an outflow of $5.0 million in principal payments made on our NCUA borrowings.

Investments in Joint Venture

The investments in joint venture shown on the Comparison of Financial Condition above are one investment in a joint venture formed in January 2016. The purpose of the joint venture is to develop and sell property acquired by us as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014. For additional information, refer to “Note 5. Investments in Joint Venture”, in the notes to consolidated financial statements included in this Annual Report beginning at page F-1.

NCUA Borrowings

As shown on the Comparison of Financial Condition above, our NCUA borrowings decreased by $5.0 million in 2018. This decrease is the result of regular monthly payments made on the credit facilities. For additional information, refer to “Note 9. NCUA Credit Facilities”, in the notes to consolidated financial statements included in this Annual Report beginning at page F-1.

Notes Payable

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placements.  Over the last several years, we have expanded our note sale program by building relationships with other organizations whereby we can offer our various note products to their clients.  At the same time, MP Securities and its staff of sales personnel has increased our customer base through marketing efforts made to individual investors. In 2018, our investor notes payable decreased by $696 thousand, resulting from a reduction in sales activities as the Company did not need to raise additional funds to fund new mortgage loans. The total sum of notes payable on the balance sheet presents our notes payable net of debt issuance costs, which have increased from $85 thousand at December 31, 2017 to $92 thousand at December 31, 2018.

Other liabilities

Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions’ payable to our employees. At December 31, 2018, our other liabilities decreased by $46 thousand compared to the year ended December 31, 2017. This was primarily due to lower accrued bonuses at December 31, 2018 as compared to the year ended December 31, 2017.

Members’ Equity

For the year ended December 31, 2018 total members’ equity increased by $102 thousand due to an additional net income of $477 thousand and dividend expense of $375 thousand. We did not repurchase or sell any ownership units during the year ended December 31, 2018.

Liquidity and Capital Resources

Maintenance of adequate liquidity requires that sufficient resources are always available to meet our cash flow requirements. We require cash to originate and acquire new mortgage loans, repay indebtedness, make interest payments to our note investors, and pay expenses related to our general business operations. Our primary sources of liquidity are:

•	cash;
•	net income from operations;
•	investments in interest-bearing time deposits in other financial institutions;
•	maturing loans;
•	payments of principal and interest on loans;
•	loan sales; and
•	sales of investor notes.

Our management team regularly prepares liquidity forecasts that we rely upon to ensure that we have adequate liquidity to conduct our business.  While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be accurate.  While our liquidity sources that include cash, reserves and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets and raise additional debt or equity capital is less certain and less immediate.

We are also susceptible to withdrawal requests made by large note investors, ministries, and churches that can adversely affect our liquidity.  We believe that our available cash, cash flow from operations, net interest income, and other fee income will be sufficient to fund our liquidity requirements for the next 12 months.  Should our liquidity needs exceed our available sources of liquidity, we believe we could sell a portion of our mortgage loan investments at par to raise additional cash; however, we also must maintain adequate collateral consisting of loans receivable and cash to secure our NCUA credit facilities.

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 13.4% at December 31, 2018, which is above the minimum set by our policy. We also review our liquidity position on a regular basis based upon our current position and expected trends of loans and investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs. Some of the material liquidity events that would adversely affect our business are:

•	if we are unable to continue our offering of investor notes in public and private offerings for any reason;
•	we incur sudden withdrawals by multiple investors in our investor notes;

•	a substantial portion of our investor notes that mature during the next twelve months are not renewed; or
•	we are unable to obtain capital from sales of our mortgage loan assets or other sources.

Debt Securities

The sale of our debt securities is a significant component in financing our mortgage loan investments. We continue to sell debt securities filed under a Registration Statement with the SEC to register $90 million of Class 1A Notes. The SEC declared the Registration Statement effective on February 27, 2018 and it expires on December 31, 2020. We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes and we are offering $80 million in our Secured Notes under a private placement memorandum. Through sales of the Class 1A Notes and privately placed investor notes, we expect to fund new loans, which we can either hold for interest income or sell to participants to generate servicing income and gains on loan sales. We also use the cash we receive from investor note sales to fund general operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes that they hold mature. Our note renewal rate has been stable over the last several years and new salespeople MP Securities has hired have enabled us to increase our client base, which has in turn positioned us to increase notes sales. The table below shows our renewal rates over the last three years.

2018	62%
2017	64%
2016	56%

NCUA Credit Facilities

We have funded a significant portion of our balance sheet through our NCUA credit facilities. Because these facilities have a long term fixed rate expiring in 2026 they provide a stable cost of funds.

	Maturity Date	Amount Outstanding	Amount of Loan Collateral Pledged	Interest Rate	Interest Calculation
MU Credit Facility	11/1/2026	$59.49	$70.73	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month

WesCorp Credit Facility Extension	11/1/2026	$17.02	$21.78	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month

However, we cannot borrow additional funds on these facilities; therefore, we will need to replace any principal paid on the facilities through another source. If we cannot find an alternative source of funding, we will have to shrink our balance sheet, which may reduce our net interest income. Currently our only source to fund our NCUA credit facility pay downs is through our debt securities we sell. The following table shows the maturity schedule on our NCUA credit facilities for the next five years as of December 31, 2018.

2019	$5,041
2020	5,203
2021	5,341
2022	5,477
2023	5,617
Thereafter	49,836
$76,515

Debt Covenants

We have debt covenants on both our notes payable and our NCUA borrowings. Failure to maintain our covenants could require all interest and principal to become due. As of December 31, 2018, we are in compliance with our covenants on our notes payable and NCUA borrowings.

•	For additional information regarding our notes payable, refer to “Note 10. Notes Payable”, in the notes to consolidated financial statements included in this Annual Report beginning at page F-1.
•	For additional information on our credit facilities, refer to “Note 9. NCUA Credit Facilities”, in the notes to consolidated financial statements included in this Annual Report beginning at page F-1.

Results of Operations:

For the year ended December 31, 2018

Net Interest Income and Net Interest Margin

Historically, our earnings have primarily depended upon our net interest income.

•

Net interest income is the difference between the income we receive from interest-earning assets (loans and cash on deposit) and the interest paid on our debt securities and credit facility borrowings.

•	Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Twelve Months Ended December 31,
	(Dollars in Thousands)
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$12,956	$96	0.74%	$14,502	$48	0.33%
Interest-earning loans [1]	136,814	9,112	6.66%	134,802	9,424	6.99%
Total interest-earning assets	149,770	9,208	6.15%	149,304	9,472	6.34%
Non-interest-earning assets	8,726	—	—%	10,257	—	—%
Total Assets	158,496	9,208	5.81%	159,561	9,472	5.94%

Liabilities:
Notes payable gross of debt issuance costs	68,879	2,760	4.01%	66,728	2,465	3.69%
NCUA borrowings	79,199	2,000	2.52%	84,093	2,123	2.52%
Total interest-bearing liabilities	$148,078	4,760	3.21%	$150,821	4,588	3.04%
Debt issuance cost		76			—
Total interest-bearing liabilities net of debt issuance cost	$148,078	4,836	3.27%	$150,821	4,588	3.04%

Net interest income		$4,372			$4,884
Net interest margin			2.92%			3.27%

[1] Loans are net of deferred fees and before the allowance for loan losses. This analysis considers non-accrual loans a non-interest earning asset.

Rate/Volume Analysis of Net Interest Income

	Twelve Months Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(6)	$54	$48
Interest-earning loans	138	(450)	(312)
	132	(396)	(264)
Increase (Decrease) in Interest Expense:
Notes payable gross of debt issuance costs	247	48	295
NCUA borrowings	(123)	—	(123)
Debt issuance cost	—	76	76
Total interest-bearing liabilities	124	124	248
Change in net interest income	$8	$(520)	$(512)

Net interest income decreased 10%, or $512 thousand, to $4.4 million for the year ended December 31, 2018. Net interest margin decreased 35 basis points to 2.92% for the year ended December 31, 2018, compared to 3.27% for the year ended December 31, 2017. These decreases were due to the following factors.

Interest income on interest-earning assets decreased by $264 thousand for the year ended December 31, 2018 compared to the year ended December 31, 2017. A rate variance accounted for $396 thousand of this decrease due to a decrease in average yield on interest-earning loans of 33 basis points. The decrease in yield is primarily due to additional net deferred fees recorded for the year ended December 31, 2017 compared to the year ended December 31, 2018. However, the actual weighted average rate on the loan portfolio increased from 6.31% to 6.43% from December 31, 2017 to December 31, 2018. A positive volume variance of $132 thousand, which was due to an increase in average interest-earning loans of $2.0 million, partially offset the rate variance. Slightly higher rates on interest-earning accounts with other financial institutions partially offset the decrease in interest income.

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased $2.7 million to $148.1 million during the year ended December 31, 2018, as compared to $150.8 million during the same period in 2017. The decrease is attributable to a $4.9 million decrease in average NCUA borrowings offset by an increase in average notes payable of $2.2 million. The average rate paid on these liabilities, including debt issuance cost amortization, increased 23 basis points from 3.04% for the year ended December 31, 2017 to 3.27% for the year ended December 31, 2018 as the underlying base index rates on notes payable have increased over the previous twelve months.

Provision and non-interest income and expense

Twelve months ended December 31, 2018 vs. twelve months ended December 31, 2017

	Twelve months ended		Comparison
	December 31,
	(dollars in thousands)
	2018	2017	$ Difference	% Difference
Net interest income	$4,372	$4,884	$(512)	(10%)
Provision for loan losses	666	262	404	100%
Net interest income after provision for loan losses	3,706	4,622	(916)	(20%)
Total non-interest income	1,444	1,183	261	22%
Total non-interest expenses	4,653	4,844	(191)	(4%)
Income before provision for income taxes	497	961	(464)	(48%)
Provision for income taxes and state LLC fees	20	24	(4)	(17%)
Net income	$477	$937	$(460)	(49%)
Provision

Net interest income after provision for loan losses decreased by $916 thousand for year ended December 31, 2018 over the year ended December 31, 2017 due to an increase in provision for loan losses of $404 thousand and a decrease in net interest income as discussed above. Provision for loan losses increased due to specific reserves taken for impaired loans that we expect to restructure or dispose of through foreclosure or sale.

Non-interest income

Non-interest income increased by 22% for year ended December 31, 2018 over the year ended December 31, 2017 due to several factors. Other lending income increased by $592 thousand related to the gain recognized on the sale of a note. This gain was offset by a $331 thousand decrease in broker-dealer commissions and fees due to fewer large institutional investment transactions consummated during the year ended December 31, 2018, as compared to the year ended December 31, 2017. The results for the year ended December 31, 2018 are typical for us in periods without large institutional investment transactions.

Non-interest expenses

Non-interest expenses for the year ended December 31, 2018 decreased by 4%, or $191 thousand, over the year ended December 31, 2017. This decrease is partially due to lower office operations and other expenses of $63 thousand due to lower referral fees paid to strategic partners in conjunction with a decrease in security transactions referred to our broker-dealer. In addition, salaries and benefits decreased by $59 thousand primarily due to a reduction in accrued bonuses. Legal and accounting expense decreased by $44 thousand due to a decrease in legal fees expensed related to our note sales.

Results of Operations:

December 31, 2017 compared to December 31, 2016

Results of Operations for the Years Ended December 31, 2017 and December 31, 2016

(Dollars in Thousands)

	Years ended		Comparison
	December 31,

	2017	2016	$ Difference	% Difference
Interest income:
Interest on loans	$9,424	$8,803	$621	7%
Interest on interest-bearing accounts	48	33	15	45%
Total interest income	9,472	8,836	636	7%
Interest expense:
NCUA credit facilities	2,123	2,241	(118)	(5%)
Notes payable	2,465	1,969	496	25%
Total interest expense	4,588	4,210	378	9%
Net interest income	4,884	4,626	258	6%
Provision for loan losses	262	113	149	132%
Net interest income after provision for loan losses	4,622	4,513	109	2%
Non-interest income:
Broker-dealer commissions and fees	854	687	167	24%
Other lending income	329	390	(61)	(16%)
Total non-interest income	1,183	1,077	106	10%
Non-interest expenses:
Salaries and benefits	2,754	2,785	(31)	(1%)
Marketing and promotion	166	131	35	27%
Office occupancy	152	147	5	3%
Office operations	1,287	1,358	(71)	(5%)
Foreclosed assets, net	--	(281)	281	(100%)
Legal and accounting	485	506	(21)	(4%)
Total non-interest expenses	4,844	4,646	198	4%
Income before provision for income taxes	961	944	17	2%
Provision for income taxes and state LLC fees	24	22	2	9%
Net income	$937	$922	$15	2%

In 2017, we recognized net income of $937 thousand due to several different factors. As further described below, the most significant factors influencing our consolidated results of operations for the year ended December 31, 2017, as compared to 2016 were:

Increase in Interest Income.

Interest income on our mortgage loan investments increased by 7% and $636 thousand in 2017 as compared to 2016. This is due to the 5.4% increase in average interest-earning loans as well as additional interest income recognized from accelerated deferred fee amortization when we sold $9.7 million in loan participation interests throughout the year.

Increase in Net Interest Income.

 Interest expense on our borrowings decreased $118 thousand during the year due to principal payments made on our NCUA borrowings. Interest expense on our notes payable increased by $496 thousand for the year ended December 31, 2017. The average rate paid on our investor notes increased from 3.56% for the year ended December 31, 2016 to 3.69% for the year ended December 31, 2017 as the note index rates increased due to the economic environment and monetary policy. To manage interest rate expense, the Company has reduced the spread on the variable rate series Class 1 Notes in May 2017. In addition, the Company reduced the spread on the fixed series Class 1A Notes relative to those of the Class 1 Notes under its Class 1A Notes offering. The Class 1A Notes were registered with the SEC on February 27, 2018, so this change will not impact our financial statements until 2018. In addition, an increase in average notes payable of $11.3 million, or 20%, contributed to the 25% increase in note payable interest expense. Due to the fixed nature of the NCUA debt, total interest expense only increased 9% or $378 thousand in 2017 over 2016. These changes combined to result in a 6% and $258 thousand increase in net interest income for the year.

Provisions for Loan Losses.

As described above, we increased several of our specific reserves on collateral-dependent loans during the year ended December 31, 2017, which accounted for $229 thousand of the $262 thousand provision for credit losses for the year ended December 31, 2017. This led to a $149 thousand increase in provisions over the year ended December 31, 2016. The factors above resulted in a $109 thousand and 2% increase in net interest income after provision for loan losses over the year ended December 31, 2016.

Improvements in Non-Interest Related Income.

We received other income of $1.2 million for the year ended December 31, 2017 which is an increase of $106 thousand from the year ended December 31, 2016. This increase in other income is due primarily to an increase in broker-dealer commissions and fees. These increases were offset partially by a decrease in other lending income of $61 thousand mostly due to lower servicing fee income of $56 thousand. The reduction in servicing income was due to the payoff of a participated loan at the end of the year that required an amortization of a previously recorded servicing asset.

Broker-dealer commissions and fees increased 24% and $167 thousand for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was realized by expanding our client base and utilizing networking agreements with two of our credit unions shareholders.

Decline in Salaries and Benefits Expense.

Salaries and benefits expenses for the year ended December 31, 2017 decreased by $31 thousand from the year ended December 31, 2016, primarily to a reduction of employees from 20 at the end of 2016 to 19 at the end of 2017.

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

The following tables provide information, for the periods indicated, on the average amounts outstanding for the major categories of interest-earning assets and interest-bearing liabilities, the amount of interest earned or paid, the yields and rates on major categories of interest-earning assets and interest-bearing liabilities, and the net interest margin:

	Average Balances and Rates/Yields
	For the Years Ended December 31,
	(Dollars in Thousands)
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$14,502	$48	0.33%	$14,024	$33	0.24%
Interest-earning loans [1]	137,840	9,424	6.84%	130,725	8,803	6.73%
Total interest-earning assets	152,342	9,472	6.22%	144,749	8,836	6.10%
Non-interest-earning assets	8,782	--	--	8,557	--	--
Total Assets	161,124	9,472	5.88%	153,306	8,836	5.76%
Liabilities:	--	--	--
Public offering notes – Class 1	35,956	1,257	3.50%	24,769	771	3.11%
Public offering notes – Class A	14,680	564	3.84%	21,242	799	3.76%
Special offering notes	1,387	58	4.18%	1,934	81	4.19%
International notes	11	--	--%	53	2	3.77%
Subordinated notes	5,619	266	4.73%	4,749	229	4.82%
Secured notes	9,075	320	3.53%	2,637	87	3.30%
NCUA credit facilities	84,093	2,123	2.52%	88,495	2,241	2.53%
Total interest-bearing liabilities	$150,821	$4,588	3.04%	$143,879	$4,210	2.93%
Net interest income		$4,884	--		$4,626
Net interest margin [2]			3.21%			3.20%

[1] Loans are net of deferred fees and before the allowance for loan losses

[2] Net interest margin is equal to net interest income as a percentage of average total assets.

Average interest-earning assets increased to $152.3 million during the year ended December 31, 2017, from $144.8 million, an increase of $7.5 million or 5.2% as compared to the previous year. The average yield on these assets increased 12 basis points to 6.22% from 6.10%. The yield on interest-earning loans increased 10 basis points to 6.84% from 6.73% due to an increase in amortization of deferred fees and an increase in the weighted average interest rate of the portfolio, which increased from 6.28% to 6.31% for the year ended December 31, 2017. The yield on our interest-earning accounts with other financial institutions increased 9 basis points to 0.33% for the year ended December 31, 2017 as compared to 0.24% for the year ended December 31, 2016. The primary reason for the increase in yield on these accounts was attributable to the overall increase in deposit rates at financial institutions. Non-interest-earning assets increased by $225 thousand. These changes combined to increase the average yield on total assets by 12 basis points to 5.88% for the year ended December 31, 2017 from 5.76% for the year ended December 31, 2016.

Average interest-bearing liabilities, consisting primarily of investor notes and credit facility borrowings, increased to $150.8 million during the year ended December 31, 2017, from $143.9 million during 2016. The average rate paid on these liabilities increased 11 basis points from 2.93% for the year ended December 31, 2016 to 3.04% for the year ended December 31, 2017. The interest rate on our NCUA borrowings is fixed at 2.525% until the facility matures in 2026.

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

Net interest income for the year ended December 31, 2017 increased $258 thousand, a 5.6% increase, to $4.9 million as compared to $4.6 million for the prior year. Net interest margin increased one basis point from 3.20% for the year ended December 31, 2016 to 3.21% for the year ended December 31, 2017.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Interest-earning account with other financial institutions	$--	$15	$15
Total loans	630	(9)	621
	630	6	636
Increase (Decrease) in Interest Expense:
Public offering notes – Class A	382	104	486
Public offering notes – Class 1	(252)	17	(235)
Special offering notes	(23)	--	(23)
International notes	(1)	(1)	(2)
Subordinated notes	41	(4)	37
Secured notes	226	7	233
NCUA credit facilities	(111)	(7)	(118)
	262	116	378
Change in net interest income	$368	$(110)	$258

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2
Consolidated Statements of Income	F-3
Consolidated Statements of Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 – F-49

Report of Independent Registered Public Accounting Firm

To the Members

Ministry Partners Investment Company, LLC

Brea, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, member’s equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Glendale, California

March 29, 2019

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2018 and 2017

(Dollars in thousands Except Unit Data)

	2018	2017
Assets:
Cash	$9,877	$9,907
Restricted cash	51	58
Loans receivable, net of allowance for loan losses of $2,480 and $2,097 as of December 31, 2018 and December 31, 2017, respectively	143,380	148,835
Accrued interest receivable	711	742
Investments in joint venture	887	896
Property and equipment, net	87	103
Servicing assets	212	270
Other assets	234	211
Total assets	$155,439	$161,022
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$76,515	$81,492
Notes payable, net of debt issuance costs of $92 and $85 as of December 31, 2018 and December 31, 2017, respectively	68,300	69,003
Accrued interest payable	249	208
Other liabilities	844	890
Total liabilities	145,908	151,593
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at December 31, 2018 and December 31, 2017 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at December 31, 2018 and December 31, 2017; See Note 13	1,509	1,509
Accumulated deficit	(3,693)	(3,795)
Total members' equity	9,531	9,429
Total liabilities and members' equity	$155,439	$161,022

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income

For the December 31, 2018 and 2017

(Dollars in thousands)

	2018	2017
Interest income:
Interest on loans	$9,112	$9,424
Interest on interest-bearing accounts	96	48
Total interest income	9,208	9,472
Interest expense:
NCUA Credit Facilities	2,000	2,123
Notes payable	2,836	2,465
Total interest expense	4,836	4,588
Net interest income	4,372	4,884
Provision for loan losses	666	262
Net interest income after provision for loan losses	3,706	4,622
Non-interest income:
Broker-dealer commissions and fees	523	854
Other lending income	921	329
Total non-interest income	1,444	1,183
Non-interest expenses:
Salaries and benefits	2,695	2,754
Marketing and promotion	140	166
Office occupancy	153	152
Office operations and other expenses	1,224	1,287
Legal and accounting	441	485
Total non-interest expenses	4,653	4,844
Income before provision for income taxes	497	961
Provision for income taxes and state LLC fees	20	24
Net income	$477	$937

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

For the years ended December 31, 2018 and 2017

(Dollars in thousands)

	Series A Preferred		Class A Common
	Units		Units
	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Total

Balance, December 31, 2016	117,100	$11,715	146,522	$1,509	$(4,417)	$8,807
Net income	—	—	—	—	937	937
Dividends on preferred units	—	—	—	—	(315)	(315)
Balance, December 31, 2017	117,100	$11,715	146,522	$1,509	$(3,795)	$9,429
Net income	—	—	—	—	477	477
Dividends on preferred units	—	—	—	—	(375)	(375)
Balance, December 31, 2018	117,100	$11,715	146,522	$1,509	$(3,693)	$9,531

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

(Dollars in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$477	$937
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	30	30
Amortization of deferred loan fees	(258)	(438)
Amortization of debt issuance costs	85	114
Provision for loan losses	666	262
Accretion of loan discount	(24)	(44)
Gain on sale of loans	(13)	(136)
Loss on investments	—	(4)
Changes in:
Accrued interest receivable	31	(85)
Other assets	103	74
Accrued interest payable	41	35
Other liabilities	(15)	29
Net cash provided by operating activities	1,123	774
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(2,721)	—
Loan originations	(15,486)	(29,917)
Loan sales	5,414	9,735
Loan principal collections	17,817	15,784
Purchase of property and equipment	(14)	(18)
Net cash provided (used) by investing activities	5,010	(4,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in NCUA borrowings	(4,977)	(4,834)
Net change in notes payable	(696)	8,532
Debt issuance costs	(92)	(121)
Dividends paid on preferred units	(405)	(306)
Net cash provided (used) by financing activities	(6,170)	3,271
Net decrease in cash and restricted cash	(37)	(371)
Cash, cash equivalents, and restricted cash at beginning of period	9,965	10,336
Cash, cash equivalents, and restricted cash at end of period	$9,928	$9,965
Supplemental disclosures of cash flow information
Interest paid	$4,795	$4,553
Income taxes paid	$23	$22
Dividends declared to preferred unit holders	$107	$138

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Throughout these notes to consolidated financial statements, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company”. The Company was formed in California in 1991. The Company’s primary operations are financing commercial real property secured loans and providing investment services for the benefit of evangelical churches and church organizations. The Company funds its operations primarily through the sale of debt securities.

The Company’s wholly owned subsidiaries are:

•	Ministry Partners Funding, LLC (“MPF”),
•	MP Realty Services, Inc., a California corporation (“MP Realty”), and
•	Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).

We formed MPF in 2007 and rendered the subsidiary inactive on November 30, 2009. In December 2014, the Company reactivated MPF to hold loans used as collateral for our Secured Investment Certificates. The Company formed MP Realty in November 2009, and obtained a license to operate as a corporate real estate broker through the California Department of Real Estate on February 23, 2010. MP Realty has conducted limited operations to date. We formed MP Securities on April 26, 2010 to provide investment and financing solutions for individuals, churches, charitable institutions, and faith-based organizations. MP Securities acts as the selling agent for the Company’s public and private placement notes.

Principles of Consolidation

The consolidated financial statements include the accounts of Ministry Partners Investment Company, LLC and its wholly owned subsidiaries, MPF, MP Realty, and MP Securities. We eliminate all significant inter‑company balances and transactions in consolidation.

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

Since the conversion became effective, a group of managers provides oversight of the Company’s affairs and carries out their duties similar to the role and function that the Board of Directors performed under the previous bylaws. Operating like a Board of Directors, the managers have full, exclusive, and complete discretion, power, and authority to oversee the management of Company affairs. Instead of Articles of Incorporation and Bylaws, an Operating Agreement governs management structure and governance procedures. The Company’s managers and members have entered into this Operating Agreement.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had no cash positions other than demand deposits as of December 31, 2018 and December 31, 2017.

The National Credit Union Insurance Fund insures a portion of the Company’s cash held at credit unions. The Federal Deposit Insurance Corporation (“FDIC”) insures a portion of cash held at other financial institutions. The Company maintains cash that may exceed insured limits. The Company does not expect to incur losses in its cash accounts.

Reclassifications

Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 presentation. These reclassifications do not affect member’s equity or net income for the year ended December 31, 2017

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates govern areas such as the allowance for credit losses and the fair value of financial instruments. Actual results could differ from these estimates.

Investments in Joint Venture

On a periodic basis, management analyzes the Company’s investment in a joint venture for impairment by comparing the carrying value of the investment to the estimated value of the underlying real property. Management records any impairment charges as a valuation allowance against the value of the asset. The Company’s share of income and expenses of the joint venture will increase or decrease the Company’s investment and will be recorded on the income statement as realized gains or losses on investment.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs, and loan discounts. Interest income on loans is accrued on a daily basis using the interest method. Loan origination fees and costs are deferred and recognized as an adjustment to the related loan yield using the interest method. Loan discounts represent interest accrued and unpaid which has been added to loan principal balances at the time the loan was restructured. Loan discounts are accreted to interest income over the term of the restructured loan once the loan is deemed fully collectible and is no longer considered impaired. Loan discounts also represent the differences between the purchase price on loans the Company purchased from third parties and the recorded principal balance of the loan. These discounts are accreted to interest income over the term of the loan using the interest method. Discounts are not accreted to income on impaired loans.

The accrual of interest is discontinued at the time a loan is 90 days past due. Management can discontinue accrual of interest prior to the loan becoming 90 days past due if we determine the loan is impaired. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if management considers the collection of principal or interest doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method until the loan qualifies for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. When the Company modifies the terms of a loan for a borrower that is experiencing financial difficulties, a troubled debt restructuring is deemed to have occurred and the loan is classified as impaired. Loans or portions thereof are charged off when they are determined by management to be uncollectible. Uncollectability is evaluated periodically on all loans classified as “Loans of Lesser Quality.” The Company had historically not charged off a loan until the borrower has exhausted all reasonable means of making loan payments from cash flows, at which point the underlying collateral becomes subject to foreclosure. Among other variables, when assessing uncollectability, management will consider factors such as the financial condition of the borrower and the value of the underlying collateral. However, in 2018 the Company has begun to charge off loans in workout situations. In these situations, the Company charges off the amount that it deems it will not collect due to the terms of the workout.

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

Credit Quality Indicators

The Company’s policies provide for the classification of loans that are considered to be of lesser quality as watch, special mention, substandard, doubtful, or loss assets. Special mention assets exhibit potential or actual weaknesses that present a higher potential for loss under certain conditions. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions, and values. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are designated as watch. Loans designated as watch are considered pass loans.

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

The Company, from time to time, sells participation interests in mortgage loans it has originated or acquired. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) each portion of a financial asset must represent a proportionate ownership interest in an entire financial asset; (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership; (iii) the transfer must be made on a non-recourse basis (other than standard representations and warranties made under the loan participation sale agreement); (iv) the transfer may not be subordinate to any other participating interest holder; and (v) no party has the right to pledge or exchange the entire financial asset. If either the participating interest or surrender of control criteria is not met, the transaction is accounted for as a secured borrowing arrangement.

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

Debt Issuance Costs

Debt issuance costs are related to borrowings from financial institutions as well as public offerings of unsecured notes, and are amortized into interest expense over the contractual terms of the debt using the straight line method.

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

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASC 606 did not result in a material change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows-Restricted Cash (Topic 230)." The amendments in this update clarify the inclusion of restricted cash in the cash and cash equivalents beginning-of-period and end-of period reconciliation on the statement of cash flows. The Company adopted this update in the first quarter of 2018.  However, because this amendment primarily affects the presentation and classification of information, this ASU did not have a material impact on the Company's consolidated financial statements and results of operations.

Accounting Standards Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which supersedes previous leasing guidance in Topic 840. Under the new guidance, lessees are required to recognize lease right-of use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB has since issued additional related ASU amendments that are intended to clarify and improve certain aspects of the guidance and implementation of Topic 842 but do not change the core principles of the topic. The effective dates are the same as the effective date in Topic 842. In accordance with the guidance as amended, the Company may elect to apply the new standard at the adoption date (leases existing at, or entered into after January 1, 2019) and recognize a cumulative effect adjustment to retained earnings upon adoption, or use the modified retrospective transition approach which would require recording leases at the beginning of the earliest comparative period presented in the consolidated financial statements (January 1, 2017 for the Company), with certain practical expedients available.

In 2019, the Company will implement this ASU and will apply the new lease standard on leases existing at January 1, 2019 rather than at the earliest comparative period allowable as noted above. Once this ASU has been fully implemented, the balance sheet will reflect both lease liabilities and right-of-use assets. In addition, the Company will recognize lease expense, which approximates the amount recorded under current GAAP, on a straight-line basis within the non-interest expense section of the income statement.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. The Company preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to affect the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU removes, modifies, and adds certain disclosure requirements for fair value measurements. For example, public entities will no longer be required to disclose the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. In addition, entities may early adopt the modified or eliminated disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company does not believe ASU No. 2018-13 will have a material impact on the consolidated financial statements, as the update only revises disclosure requirements.

Note 2. Pledge of Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings. This cash is considered restricted cash. At  December 31, 2018 and December 31, 2017, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (dollars in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$9,877	$9,907
Restricted cash	51	58
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$9,928	$9,965

Amounts included in restricted cash represent those required to be set aside with the Central Registration Depository ("CRD") account with FINRA, as well as funds the Company has deposited with RBC Dain as clearing deposits. The CRD funds may only be used for fees charged by FINRA to maintain the membership status of the Company or for fees related to registered and associated persons of the Company.

Note 3. Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

ECCU is the Company’s founder and largest equity owner and as such, the Company has several related party dealings. The following describes the nature and dollar amounts of the material related party transactions with ECCU.

ECCU related parties who serve on the Company’s Board of Managers:

ECCU Role	MPIC Role
Chairman of the Board	Board of Managers

Related party balances pertaining to the assets of the Company (in thousands):

December 31,	December 31,

	2018	2017
Total funds held on deposit at ECCU	$457	$1,065
Loan participations purchased from and serviced by ECCU	5,109	9,190

Related party transactions of the Company (dollars in thousands):

	Year ended
	December 31,
	2018	2017
Interest earned on funds held with ECCU	$34	$6
Interest income earned on loans purchased from ECCU	278	546
Fees paid to ECCU from MP Securities Networking Agreement	25	22
Income from Master Services Agreement with ECCU	54	54
Income from Successor Servicing Agreement with ECCU	9	9
Rent expense on lease agreement with ECCU	116	116

Loan participation interests purchased:

Occasionally, the Company purchases loan participation interests from ECCU. The Company negotiates pass-through interest rates on loan participation interests purchased from ECCU on a loan by loan basis.  The Company did not purchase loans from ECCU for the years ended December 31, 2018 and 2017. Management believes these terms are equivalent to those that prevail in arm's length transactions.

Lease and Services Agreement:

The Company leases its corporate offices and purchases other facility-related services from ECCU pursuant to a written lease and services agreement. Management believes these terms are equivalent to those that prevail in arm's length transactions.

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

The agreement entitles ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for, or on behalf of, ECCU members. The Networking Agreement may be terminated by either ECCU or MP Securities without cause upon thirty days prior written notice.

Master Services Agreement (the “Services Agreement”) with ECCU:

The Company and ECCU have entered into the Services Agreement, pursuant to which the Company provides relationship management services to ECCU’s members and business development services to new leads in the southeast region of the United States.  The agreement renews annually unless either parts provides at least thirty days written notice of non-renewal. In addition, either party may terminate the Services Agreement for any reason by providing thirty (30) days written notice. On March 1, 2018, the Company and ECCU amended the agreement to include referral fees to be paid by either party on the successful closing of a referred loan.

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

On June 29, 2018, ACCU acquired 2,000 of the Company’s Series A Preferred Units, which represents 1.71% of the Company’s issued and outstanding Series A Preferred Units from The National Credit Union Administration Board as Liquidating Agent of Telesis Community Credit Union, a federally chartered credit union (“NCUAB”). The Company’s Board of Managers has approved ACCU’s purchase of the Membership Units from NCUAB and has consented to ACCU’s acquisition of additional membership interests of the Company.

ACCU related parties who serve on the Company’s Board of Managers:

ACCU Role	MPIC Role
President, Chief Executive Officer	Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2018	2017
Total funds held on deposit at ACCU	$5,675	$6,103
Dollar outstanding loan participations sold to ACCU and serviced by the Company	3,184	2,696
Loan participations purchased from and serviced by ACCU	1,662	1,719

Related party transactions of the Company (dollars in thousands):

	Year ended
	December 31,
	2018	2017
Dollar amount of loans sold to ACCU	$554	$6,365
Interest earned on funds held with ACCU	69	26
Interest income earned on loans purchased from ACCU	86	89
Income from Master Services Agreement with ACCU	20	12
Fees paid based on MP Securities Networking Agreement with ACCU	56	190

Loan participation interests purchased:

Occasionally, the Company sells or purchases loan participation interests from ACCU. The Company negotiates pass-through interest rates on loan participation interests purchased or sold from and to ACCU on a loan by loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions.

From time to time, the Company may purchase a loan participation interest from a related party. The terms and conditions of such a purchase will be negotiated in good faith and in accordance with the Company’s related party procedures and governance practices. The approval of such a purchase must be approved by each party after full disclosure of the related party transaction and must include terms and conditions that would normally be included in arms length transaction conducted by independent parties.

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

Transactions with Other Equity Owners

The Company has a Loan Participation Agreement with UNIFY Financial Credit Union (“UFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units. Under this agreement, the Company sold UFCU a $5.0 million loan participation interest in one of its mortgage loan interests on August 14, 2013. As part of this agreement, the Company retained the right to service the loan, and it charges UFCU a fee for servicing the loan. Management believes the terms of the agreement are equivalent to those that prevail in arm's length transactions.

Transactions with Subsidiaries

The Company has several agreements with its subsidiary, MP Securities. The income and expense related to these agreements are eliminated in the consolidated financials. MP Securities serves as the managing broker for the Company’s public and private placement notes. The Company receives compensation related to these services ranging from 0.25% to 5.50% over the life of a note depending on the length of the note and the offering under which the note was sold. In addition, the Company’s subsidiary, MPF, serves as the collateral agent for the Company’s Secured Notes. The terms of these agreements are described in the Company’s Prospectus for its Class 1A Notes and the private placement offerings that have been conducted by the Company.

Additional details regarding the Company’s Notes are described in section “10. Notes Payable” of this Report.

The Company also has entered into an Administrative Services Agreement with MP Securities in which it provides services such as the use of office space, use of equipment, including computers and phones, and payroll and personnel services. The agreement stipulates MP Securities will provide ministerial, compliance, marketing, operational, and investor relations-related services regarding the Company’s investor note program. As stated above, all intercompany transactions related to this agreement are eliminated in the consolidated financial statements.

Related Party Transaction Policy

To assist in evaluating any related transactions the Company may enter into with a related party, the Board has adopted a Related Party Transaction Policy. Under this policy, a majority of the members of the Company’s Board and majority of its independent Board members must approve a material transaction that it enters into with a related party. As a result, all transactions that the Company undertakes with an affiliate or a related party are on terms believed by its management to be no less favorable than are available from unaffiliated third parties, and these transactions are approved by a majority of its independent Board members.

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable to related parties totaled $394 thousand and $250 thousand at December 31, 2018 and December 31, 2017.

Note 4. Loans Receivable and Allowance for Loan Losses

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

All of our loans are made to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2029. The loan portfolio had a weighted average rate of 6.44% and 6.31% as of December 31, 2018 and December 31, 2017, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	December 31,	December 31,
	2018	2017
Loans to evangelical churches and related organizations:
Real estate secured	$147,061	$151,214
Unsecured	274	1,500
Total loans	147,335	152,714
Deferred loan fees, net	(848)	(911)
Loan discount	(627)	(871)
Allowance for loan losses	(2,480)	(2,097)
Loans, net	$143,380	$148,835

Allowance for Loan Losses

Management believes that the allowance for loan losses, as shown in the following table, as of December 31, 2018 and December 31, 2017 is appropriate. The following table shows the changes in the allowance for loan losses for the years ended December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Balance, beginning of period	$2,097	$1,875
Provision for loan loss	666	262
Chargeoffs	(283)	(40)
Balance, end of period	$2,480	$2,097

Loans by portfolio segment (church loans) and the related allowance for loan losses are presented below. Loans and the allowance for loan losses are further segregated by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	December 31, 2018	December 31, 2017
Loans:
Individually evaluated for impairment	$13,601	$9,255
Collectively evaluated for impairment	133,734	143,459
Balance	$147,335	$152,714

Allowance for loan losses:
Individually evaluated for impairment	$1,463	$1,260
Collectively evaluated for impairment	1,017	837
Balance	$2,480	$2,097

The Company has established a standard loan grading system to assist management and loan review personnel in their analysis and supervision of the loan portfolio. The following table is a summary of the loan portfolio credit quality indicators by loan class at December 31, 2018 and December 31, 2017, which is the date on which the information was updated for each credit quality indicator (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2018
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$100,140	$4,067	$2,004	$—	$106,211
Watch	27,321	—	202	—	27,523
Special mention	1,208	—	—	—	1,208
Substandard	6,497	187	3,586	—	10,270
Doubtful	2,123	—	—	—	2,123
Loss	—	—	—	—	—
Total	$137,289	$4,254	$5,792	$—	$147,335

Credit Quality Indicators (by class)
As of December 31, 2017
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$115,422	$5,269	$9,474	$—	$130,165
Watch	13,082	—	212	—	13,294
Special mention	3,152	—	—	—	3,152
Substandard	5,907	196	—	—	6,103
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$137,563	$5,465	$9,686	$—	$152,714

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount at December 31, 2018 and December 31, 2017 (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,259	$—	$5,804	$9,063	$128,226	$137,289	$—
Wholly-Owned Junior	187	—	—	187	4,067	4,254	—
Participation First	2,293	—	1,292	3,585	2,207	5,792	—
Participation Junior	—	—	—	—	—	—	—
Total	$5,739	$—	$7,096	$12,835	$134,500	$147,335	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$—	$3,521	$1,587	$5,108	$132,455	$137,563	$—
Wholly-Owned Junior	—	196	—	196	5,269	5,465	—
Participation First	—	—	—	—	9,686	9,686	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$3,717	$1,587	$5,304	$147,410	$152,714	$—

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

The following tables are summaries of impaired loans by loan class as of and for the years ended December 31, 2018 and 2017, respectively. The unpaid principal balance reflects the contractual principal outstanding on the loan. The recorded balance reflects the unpaid principal balance less any interest payments that have been recorded against principal. The recorded investment reflects the recorded balance less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of December 31, 2018
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$5,734	$5,687	$5,694	$—	$5,915	$123
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	2,293	2,293	2,316	—	2,312	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	4,818	4,142	3,632	1,165	3,714	—
Wholly-Owned Junior	215	187	176	176	181	—
Participation First	1,302	1,292	1,292	122	1,299	10
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$14,362	$13,601	$13,110	$1,463	$13,421	$133

Impaired Loans (by class) As of December 31, 2017
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$6,395	$5,060	$4,634	$—	$4,703	$—
Wholly-Owned Junior	216	196	185	—	200	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	5,271	3,999	3,680	1,260	4,163	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$11,882	$9,255	$8,499	$1,260	$9,066	$—

A summary of nonaccrual loans by loan class at December 31, 2018 and December 31, 2017 is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	December 31, 2018	December 31, 2017
Church loans:
Wholly-Owned First	$8,619	$8,167
Wholly-Owned Junior	187	196
Participation First	1,292	—
Participation Junior	—	—
Total	$10,098	$8,363

The Company restructured four loans during the year ended December 31, 2018. The Company restructured no loans during the year ended December 31, 2017. A summary of troubled debt restructures by loan class during the year ended December 31, 2018 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the year ended December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	2	$1,748	$1,668	$1,668
Wholly-Owned Junior	—	—	—	—
Participation First	2	3,595	3,595	3,586
Participation Junior	—	—	—	—
Total	4	$5,343	$5,264	$5,254

The Company had five previously restructured loans that were past maturity as of December 31, 2018.  For four of these loans, the Company has entered into forbearance agreements with the borrowers and is evaluating what actions it should undertake to restructure these mortgage loans and protect its investment.  For the remaining one of these loans, the Company has extended the maturity date of the loan as part of the formal restructure agreement that was completed in January 2019.

Loans modified in a troubled debt restructuring are closely monitored for delinquency as an early indicator for future default. If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment. As a result of this evaluation, specific reserves may be increased or adjustments may be made in the allocation of reserves.  No loans that were restructured during the year ended December 31, 2018 subsequently defaulted during 2018.

As of December 31, 2018, no additional funds were committed to be advanced in connection with loans modified as troubled debt restructurings.

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

The joint venture incurred $11 thousand in losses during the year ended December 31, 2018 and incurred $4 thousand in gains for the years ended December 31, 2017.  The value of the Company’s investment in the property was $887 thousand and $896 thousand,  as of December 31, 2018 and 2017, respectively.  Management has conducted an evaluation of the investment as of December 31, 2018 and has determined that the investment is not impaired.

Note 6. Revenue Recognition

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

	December 31,
	2018	2017
Non-interest income
Wealth advisory fees	$231	$170
Investment brokerage fees	292	684
Lending fees (1)	838	254
Other non-interest income	83	75
Total non-interest income	$1,444	$1,183
(1) Not within scope of ASC 606

The following is a description of principal activities from which the Company generates non-interest income revenue. Revenues are recognized as the Company satisfies its obligations with our clients, service partners, and borrowers in an amount that reflects the consideration that we expect to receive in exchange for those services.

Wealth advisory fees

Wealth advisory fees are generally recognized over time as services are rendered and are based on either a percentage of the market value of the assets under management, or fixed based on the services provided to the client. The Company’s execution of these services represents its related performance obligations. Fees are calculated quarterly and are usually collected at the beginning of the period from the client’s account and recognized ratably over the related billing period as the performance obligation is fulfilled. Any commissions or referral fees paid related to this revenue are also recognized ratably over the related billing period as the performance obligation is fulfilled.

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

Other non-interest income

Other non-interest income includes fees earned based on service contracts the Company has entered into with credit unions. Revenue is recognized monthly based on the terms of the contracts, which require monthly payments for the services we perform.

Note 7. Loan Sales

The Company sold a note during the year ended December 31, 2018.

The following table shows the amount of loan participation sales and the resulting changes in servicing assets recorded during the years ended December 31, 2018 and 2017. Servicing assets are amortized using the interest method as an adjustment to servicing fee income.

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	December 31,	December 31,
	2018	2017
Participation loans sold by the Company	$4,254	$9,700

Servicing Assets
Balance, beginning of period	$270	$258
Additions:
Servicing obligations from sale of loan participations	21	203
Subtractions:
Amortization	(79)	(191)
Balance, end of period	$212	$270

Note 8. Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	December 31,	December 31,
	2018	2017

Furniture and office equipment	$491	$486
Computer system	231	222
Leasehold improvements	25	25
Total premises and equipment	747	733
Less accumulated depreciation and amortization	(660)	(630)
Premises and equipment, net	$87	$103

(dollars in thousands)	2018	2017

Depreciation and amortization expense for the years ended December 31,	$30	$30

Note 9. NCUA Credit Facilities

The Company has two credit facilities with the NCUA, the “WesCorp Credit Facility Extension”, and the “MU Credit Facility”. The NCUA credit facilities may be collateralized by qualifying mortgage loans or cash. As of December 31, 2018, all collateral pledged is qualifying mortgage loans. The facilities are non-revolving, do not have an option to renew or extend additional credit, and do not contain a prepayment penalty. These credit facilities include a number of borrower covenants, which as of December 31, 2018 and December 31, 2017, respectively, the Company was in compliance. The following table summarizes the terms of each facility as of December 31, 2018 (dollars in millions):

	Maturity Date	Amount Outstanding	Amount of Loan Collateral Pledged	Interest Rate	Interest Calculation
MU Credit Facility	11/1/2026	$59.49	$70.73	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month

WesCorp Credit Facility Extension	11/1/2026	$17.02	$21.78	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month
Future principal contractual payments of the Company’s borrowings from financial institutions during the twelve month periods ending December 31 are as follows (dollars in thousands):

2019	$5,041
2020	5,203
2021	5,341
2022	5,477
2023	5,617
Thereafter	49,836
$76,515

Note 10. Notes Payable

The table below provides information on the Company notes payable as of the years ended December 31, 2018 and 2017 (dollars in thousands):

		As of		As of
		December 31, 2018		December 31, 2017
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class A Offering	Unsecured	$8,758	4.28%	$12,255	4.00%
Class 1 Offering	Unsecured	29,114	3.98%	39,704	3.70%
Class 1A Offering	Unsecured	13,817	3.84%	—	—%
Public Offering Total		$51,689	3.99%	$51,959	3.77%

Private Offerings
Special Offering	Unsecured	—	3.93%	473	3.94%
Special Subordinated Notes	Unsecured	7,533	4.93%	6,835	4.66%
Secured Notes	Secured	9,170	3.86%	9,821	3.77%
Private Offering Total		$16,703	4.35%	$17,129	4.13%

Total Notes Payable		$68,392	4.08%	$69,088	3.86%

Notes Payable Totals by Security
Unsecured Total	Unsecured	$59,222	4.11%	$59,267	3.87%
Secured Total	Secured	$9,170	3.86%	$9,821	3.77%

Future maturities for the Company’s investor notes during the twelve month periods ending December 31, are as follows (dollars in thousands):

2019	$21,467
2020	16,332
2021	16,507
2022	4,338
2023	9,748
$68,392

Debt issuance costs related to the Company’s notes payable were $92 thousand and $85 thousand at December 31, 2018 and December 31, 2017, respectively

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

SEC Registered Public Offerings

Class A Offering. In April 2008, the Company registered with the SEC its Class A Notes. The Class A Note Offering expired on December 31, 2015 and the Company discontinued the sale of its Class A Notes. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note that allows borrowers to increase their interest rate once a year with certain limitations. The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company was in compliance with these covenants as of December 31, 2018 and December 31, 2017. The Class A Notes were issued under a Trust Indenture between the Company and U.S. Bank National Association (“US Bank”).

Class 1 Offering. In January 2015, the Company registered with the SEC its Class 1 Notes. The Class 1 Note Offering expired on December 31, 2017 and the Company discontinued the sale of its Class 1 Notes at that time. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company was in compliance with these covenants as of December 31, 2018 and December 31, 2017. The Class 1 Notes were issued under a Trust Indenture between the Company and U.S. Bank.

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

Private Offerings

Secured Investment Certificates (“Secured Notes”). In January 2015, the Company began offering Secured Notes under a new private placement memorandum pursuant to the requirements of Rule 506 of Regulation D. Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors. The Notes require as collateral either cash pledged in the amount of 100% of the outstanding balance of the Notes, or loans receivable pledged in the amount of 105% of the outstanding balance of the Notes. At December 31, 2018 and December 31, 2017, the collateral securing the Secured Notes had an outstanding balance of $9.67 million and $10.9 million, respectively. The December 31, 2018 and December 31, 2017 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of December 31, 2018 and December 31, 2017, no cash was pledged in regards to the Secured Notes. The Company’s 2015 Secured Note offering terminated on December 31, 2017. Effective as of April 30, 2018, the Company launched a new $80 million secured note offering. The 2018 Secured Note offering was issued pursuant to a Loan and Security Agreement and it will include the same terms and conditions previously set forth in its 2015 Secured Note offering.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that can be sold, restrictions on mergers and acquisitions, and proper maintenance of books and records. The

Company was in compliance with these covenants at December 31, 2018 and December 31, 2017.

Special Offering Notes. Special Offering Notes are unsecured general obligation notes having various terms. The Company has issued these Notes over the past several years to ministries, ministry-related organizations, and individuals. Except for a small number of investors (in total not exceeding 35 individuals), the holders of these Notes are accredited investors within the meaning of Regulation D under the 1933 Securities Act. The Company may continue to sell these debt securities to eligible investors on an individual, negotiated basis, as it deems appropriate and provided the sale is in compliance with exemptions from registration or qualifications under federal and applicable state securities laws.

Note 11. Commitments and Contingencies

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	December 31, 2018	December 31, 2017
Undisbursed loans	$1,919	$1,199
Standby letter of credit	$—	$384

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

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. As of December 31, 2018, the Company is a defendant in a wrongful termination of employment lawsuit. The Company is contesting the claim and at December 31, 2018, the Company’s liabilities include an accrual of $30 thousand for litigation-related expenses incurred in connection with this claim. Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and the ultimate outcome cannot be predicted.

Operating Lease Commitments

The Company has lease commitments covering its offices in Brea and Fresno, California.  Future minimum rental payments for the years ending December 31 are as follows (dollars in thousands):

2019	$164
2020	149
2021	146
2022	150
2023	155
Total	$764

Total rent expense, including common area costs, was $143 thousand, and $142 thousand for the years ended December 31, 2018 and 2017, respectively.  The Brea office lease was renewed in January 2019 for an additional five year term. The lease does not contain any additional options to renew.

The Fresno office lease is scheduled to expire in 2020. There are no options to renew in the lease agreement.

Note 12. Office Operations and Other Expenses

Office operations and other expenses comprise the following (dollars in thousands):

	December 31, 2018	December 31, 2017

Lending expenses	$71	$53
Technology expenses	401	354
Depreciation	30	30
Insurance	275	278
Travel expenses	41	64
Human resources	34	48
Communication	36	35
Referral fees	81	214
Correspondent fees	60	60
Other	195	151

Total	$1,224	$1,287

Note 13. Preferred and Common Units Under LLC Structure

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

Note 14. Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences.  No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the years ended December 31, 2018 and 2017 were $76 thousand and $77 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The amount annually contributed on behalf of each qualified employee is determined by the Company’s Board of Managers and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution.  The Company made no profit sharing contributions to the plan during the year ended December 31, 2018 and 2017.

Note 15. Fair Value Measurements

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at December 31, 2018 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$9,877	$9,877	$—	$—	$9,877
Loans, net	143,380	—	—	140,989	140,989
Investments in joint venture	887	—	—	887	887
Accrued interest receivable	711	—	—	711	711
FINANCIAL LIABILITIES:
NCUA borrowings	$76,515	$—	$—	$57,386	$57,386
Notes payable	68,300	—	—	68,865	68,865
Other financial liabilities	356	—	—	356	356

		Fair Value Measurements at December 31, 2017 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$9,907	$9,907	$—	$—	$9,907
Loans, net	148,835	—	—	146,732	146,732
Investments in joint venture	896	—	—	896	896
Accrued interest receivable	742	—	—	742	742
FINANCIAL LIABILITIES:
NCUA borrowings	$81,492	$—	$—	$76,945	$76,945
Notes payable	69,003	—	—	69,264	69,264
Other financial liabilities	346	—	—	346	346

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2018 and December 31, 2017.

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

Notes Payable – The fair value of fixed maturity notes is estimated by discounting the future cash flows using the rates currently offered for notes payable of similar remaining maturities. The discount rate is estimated by Company management by using market rates that reflect the interest rate risk inherent in the notes.

NCUA Borrowings – The fair value of borrowings from financial institutions are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements. The discount rate is estimated by Company management using market rates that reflect the interest rate risk inherent in the notes.

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2018 and December 31, 2017.

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

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2018:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$11,616	$11,616
Investments in joint venture	—	—	887	887
Total	$—	$—	$12,503	$12,503

Assets at December 31, 2017:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$6,135	$6,135
Investments in joint venture	—	—	896	896
Total	$—	$—	$7,031	$7,031

Activity in Level 3 assets is as follows for the year ended years ended December 31, 2018 and 2017 (dollars in thousands):

Impaired loans (net of allowance and discount)
Balance, December 31, 2017	$6,135
Changes in allowance and discount	(306)
Loans that became impaired	7,620
Loan payments, payoffs, sales, and charge-offs	(1,833)
Balance, December 31, 2018	$11,616

Investments in joint venture (net of allowance and discount)
Balance, December 31, 2017	$896
Pro rata share of joint venture losses	(9)
Balance, December 31, 2018	$887

Impaired loans (net of allowance and discount)
Balance, December 31, 2016	$4,736
Re-classifications of assets from Level 3 into Level 2	1,253
Changes in allowance and discount	(500)
Loans that became impaired	1,495
Loan payments and payoffs	(849)
Balance, December 31, 2017	$6,135

Investments in joint venture (net of allowance and discount)
Balance, December 31, 2016	$892
Pro rata share of joint venture income	4
Balance, December 31, 2017	$896

Impaired Loans

Collateral-dependent impaired loans are carried at the fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral. The fair value of collateral is determined based on appraisals. In some cases, the Company has adjusted the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and in the collateral. When the Company has made significant adjustments based on unobservable inputs, management categorizes the resulting fair value measurement as a Level 3 measurement. Otherwise, collateral-dependent impaired loans are categorized under Level 2.

The table below summarized the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

December 31, 2018
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$11,616	Discounted appraised value	Selling cost / Estimated market decrease	15% - 72% (33%)
Investments in joint venture	$887	Internal evaluations	Estimated future market value	0% (0%)

December 31, 2017
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$6,135	Discounted appraised value	Selling cost / Estimated market decrease	25% -58% (38%)
Investment in joint venture	$896	Internal evaluations	Estimated future market value	0% (0%)

Note 16. Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year. MP Realty incurred a tax loss for the years ended December 31, 2018 and 2017, and recorded a provision of $800 per year for the state minimum franchise tax.

For the years ended December 31, 2018 and 2017, MP Realty has federal and state net operating loss carryforwards of approximately $430 thousand and $407 thousand, respectively, which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at December 31, 2018 and 2017.

Tax years ended December 31, 2015 through December 31, 2018 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2014 through December 31, 2018 remain subject to examination by the California Franchise Tax Board.

Note 17. Segment Information

The Company's reportable segments are strategic business units that offer different products and services. The Company manages the segments separately because each business requires different management, personnel proficiencies, and marketing strategies.

Reflecting the manner in which the Company manages its businesses, including resource allocation and performance assessment, the Company has two reportable segments that represent the primary businesses reported in the consolidated financial statements: finance company (the parent company) and broker-dealer (MP Securities). The finance company segment uses funds from the sale of debt securities, operations, and loan participations to originate or purchase mortgage loans. The finance company also services loans. The broker-dealer segment generates fee income by selling debt securities and other investment products, as well as providing investment advisory services.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management accounts for intersegment revenues and expenses at amounts that assume the Company made the transactions to unrelated third parties at the current market prices at the time of the transactions. Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the year ended December 31, 2018 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Total revenue	$10,126	$1,189	$—	$(663)	$10,652
Total non interest expense and provision for tax	3,655	995	23	—	4,673
Net profit (loss)	157	194	(23)	149	477
Total assets	154,072	1,307	55	5	155,439

Financial information with respect to the reportable segments for the year ended December 31, 2017 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Total revenue	$9,799	$1,756	$—	$(900)	$10,655
Total non interest expense and provision for tax	3,761	1,088	19	—	4,868
Net profit (loss)	286	668	(19)	2	937
Total assets	159,791	1,207	55	(31)	161,022

Note 18. Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows (dollars in thousands):

	As of December 31,
	2018	2017
Assets:
Cash	$8,612	$8,783
Loans receivable, net of allowance for loan losses	143,380	148,835
Accrued interest receivable	711	742
Investments in joint venture	887	896
Property and equipment, net	85	99
Investment in subsidiaries	796	625
Due from subsidiaries	488	573
Servicing assets	212	270
Other assets	209	191
Total assets	$155,380	$161,014
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$76,515	$81,492
Notes payable, net of debt issuance costs	68,300	69,003
Accrued interest payable	249	208
Other liabilities	785	882
Total liabilities	145,849	151,585

Equity	9,531	9,429

Total liabilities and members' equity	$155,380	$161,014

	For the years ended
	December 31,
	2018	2017
Income:
Interest Income	$9,207	$9,471
Other income	920	327
Total income	10,127	9,798
Interest expense:
NCUA Credit Facilities	2,000	2,123
Notes payable	3,649	2,465
Total interest expense	5,649	4,588
Provision for loan losses	666	262
Other operating expenses	3,647	4,645
Income before provision for income taxes	165	303
Provision for income taxes and state LLC fees	8	15
Income before equity in undistributed net income of subsidiaries	157	288
Equity in undistributed net income of subsidiaries	320	649
Net income	$477	$937

	For the years ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$477	$937
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of subsidiaries	(320)	(649)
Depreciation	27	26
Amortization of deferred loan fees	(258)	(438)
Amortization of debt issuance costs	85	114
Provision for loan losses	666	262
Accretion of loan discount	(24)	(44)
Gain on sale of loans	(13)	(136)
Changes in:
Accrued interest receivable	31	(85)
Other assets	179	80
Accrued interest payable	41	35
Other liabilities	97	(57)
Net cash provided by operating activities	988	45
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(2,721)	—
Loan originations	(15,486)	(29,917)
Loan sales	5,414	9,735
Loan principal collections	17,817	15,784
Purchase of property and equipment	(13)	(18)
Net cash provided (used) by investing activities	5,011	(4,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in NCUA borrowings	(4,977)	(4,834)
Net change in notes payable	(696)	8,532
Debt issuance costs	(92)	(121)
Dividends paid on preferred units	(405)	(306)
Net cash (used) provided by financing activities	(6,170)	3,271
Net (decrease) in cash and restricted cash	(171)	(1,100)
Cash, cash equivalents, and restricted cash at beginning of period	8,783	9,883
Cash, cash equivalents, and restricted cash at end of period	$8,612	$8,783
Supplemental disclosures of cash flow information
Interest paid	$4,795	$4,553
Income taxes paid	$23	$14
Dividends declared to preferred unit holders	$107	$138

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2018 covered by this Annual Report on Form 10-K. Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2018. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2018.

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

Our internal controls over financial reporting include those policies and procedures that

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and the Board; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control‑Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2018, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the members of our Board of Managers and executive officers as of December 31, 2018:

Name	Age	Managers/Executive Officers
R. Michael Lee	60	Chairman of the Board, Chairman of Ministry Partners Securities, Manager
Van C. Elliott	81	Corporate Secretary, Manager
Joseph W. Turner, Jr.	51	Chief Executive Officer and President
William M. Crammer III	59	Senior Vice President, Chief Lending Officer
Brian S. Barbre	45	Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Edward J. Ramirez	51	Vice President, Credit Administration
Mendell Thompson	64	Board Credit Committee Chairman, Manager
Juli Anne Lawrence	66	ALCO Committee Chairperson, Manager
Jerrod Foresman	50	Manager
Jeffrey T. Lauridsen	69	Audit Committee Chairman, Manager

The following is a summary of the business experience of our executive officers and managers. With our conversion from a corporation to a limited liability company on December 31, 2008, we are governed by a Board of Managers that supervises our affairs (hereinafter referred to as the “Board”).

On November 2, 2018, Abel Pomar submitted his resignation as a member of the Board of the Company and MP Securities, effective as of November 8, 2018. Mr. Pomar was a Class III Manager whose term would otherwise have expired at the Company’s 2019 annual meeting of its common equity holders. The resignation was not the result of any disagreement with the Company.

R. MICHAEL LEE has served as a member of our Board since January 2009. He was appointed Chairman of the Board in May 2015.  Mr. Lee currently serves as Chief Executive Officer and President for KCT Credit Union. Previously, Mr. Lee served as Vice President Member Relations for Alloya Corporate Federal Credit Union, President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency.  In the insurance industry, Mr. Lee spent 15 years in different positions that lead him to managing a national sales force that served the needs of business owners. Mr. Lee currently serves on the boards of the Illinois Credit Union Foundation, Elgin Community College Foundation, Gail Borden Library Foundation, CULIANCE and Illinois Chapter of the Credit Union Executive Society. He attended Southern Illinois University; CUNA’s Financial Management School and completed numerous industries training sessions throughout his career. Mr. Lee adds special expertise to our Board with his years of experience as an executive of a number of large financial institutions and with his deep knowledge of the financial industry. Mr.

Lee currently serves as Chairman of the Board, member of our Executive Committee, Governance Committee, Asset-Liability Management Committee and serves as the Chairman of the Board for MP Securities.

VAN C. ELLIOTT has served as a member of our Board since 1991.  He has served as a director for ECCU from April 1988 until the present (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing organizational, financial, and fund-raising consultation services to church and church-related organizations.  He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry.  Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration.  He has completed post-graduate instruction at the College for Financial Planning.  Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.® Mr. Elliott brings to our Board his extensive experience as a credit union board member and intimate knowledge of church and ministry financial operations.  He serves on our Executive Committee and on our Audit Committee.

JOSEPH W. TURNER, JR. has served as Chief Executive Officer and President since December 3, 2015.  Mr. Turner is also the Chief Executive Officer and President for Ministry Partners Securities LLC, the wholly-owned subsidiary of Ministry Partners Investment Company.  Mr. Turner also held the position as Chief Compliance Officer of Ministry Partners Securities LLC until December 14, 2015.  During his tenure with the Company, Mr. Turner has led the Company’s efforts in transitioning its wholly-owned broker dealer to a more robust and diverse financial services firm, launching its investment advisory and insurance company activities in addition to overseeing the capital raising efforts related to the Company’s proprietary products.  Mr. Turner was also instrumental in formalizing strategic partnerships with Evangelical Christian Credit Union (the Company’s largest equity owner) and America’s Christian Credit Union (2nd largest Shareholder) to provide complimentary financial products and services to their collective members.  Prior to joining the Company in 2011, Mr. Turner served in various roles; including Regional Vice President, Chief Operating Officer, Chief Executive Officer and President for Strongtower Financial, Inc., a Fresno, California based broker dealer and advisory firm which specialized in providing investment banking services, mortgage financing for churches and ministries, and investment and insurance products and services.  Prior to joining Strongtower in 2007, Mr. Turner served as Managing Director of Principal Financial Group where he led a financial advisory and insurance group.  Mr. Turner began his career with Prudential Preferred as an investment advisor in 1990.  Mr. Turner received his Bachelor of Science in Business Administration – Finance degree from California State University, Fresno.  Mr. Turner has completed industry leadership training both at Drake University and the Wharton School of Business.  Mr. Turner holds the FINRA Series 6, 7, 24, 63, 65, and 51 as well as life, health and disability licenses in over 23 states.  Mr. Turner also serves as Chairman of the Board for Christian Care Ministries, Inc., a Melbourne, Florida based public charity (“CCM”), a ministry that encourages and enables Christians to connect with, share their lives, faith, talents, and financial resources with one another through its Medi-Share health care sharing ministry.  CCM has current investments in the Company’s publicly and privately offered debt securities as well as other products offered by the Company’s wholly-owned subsidiary, MP Securities.  For further information regarding Mr. Turner’s appointment to the CCM Board of Directors, see Part III, Item 10, “Code of Ethics” in this Report.

WILLIAM M. CRAMMER, III has served as the Company’s Senior Vice President and Chief Lending Officer since September 21, 2017.  Prior to that, Mr. Crammer served as the Company’s Vice President of Administration and Manager of Loan Participations.  Mr. Crammer received a Bachelor of Science degree in accounting from California State University, Fullerton and has over thirty years of management experience in overseeing the financial, administrative, and operational functions of both small and large organizations.  In his previous role as the Company’s Manager of Loan Participations, Mr. Crammer was instrumental in launching the Company’s loan participation sales program, which significantly increased the Company’s ability to secure additional funding resources when needed.

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

EDWARD J. RAMIREZ joined the Company in September 2017 after seven years of service as the Assistant Vice President, Ministry Development Group, Portfolio and Risk Management/Loan Portfolio Manager at Christian Community Credit Union, a San Dimas, California based credit union.  Prior to that, Mr. Ramirez was a product manager and loan underwriter for ECCU from 2002 to 2010.  Mr. Ramirez earned his Bachelor of Arts in Business Administration from California State University Fullerton and his Master of Business Administration from Azusa Pacific University.

MENDELL THOMPSON joined the Board when Arthur Black, whom served on the Board from 1997 through April 2016, retired from the Board.  In May of 2017, Mr. Thompson was re-elected for a three term ending May of 2020.  Mr. Thompson serves as President/CEO of America’s Christian Credit Union in Glendora, California, a position he has held since 1986.  Prior to his promotion to President/CEO at age 32 in 1986, Mr. Thompson held a variety of other positions at ACCU between 1977 and 1986.  Among his many accomplishments, Mr. Thompson was influential in taking ACCU through a charter change in 1993 that opened the door to making church loans.  Currently, America's Christian Credit Union serves more than 135,000 members, has over $395 million in assets, and manages assets of over $460 million.  Mr. Thompson was elected to the Glendora City Council in 2015 and is currently serving his first 4-year term, and currently serves as the Mayor.  He  is a trustee on the Point Loma Nazarene University (PLNU) Board and a director on the PLNU Foundation Board.  Mr. Thompson has served as a director of the National Association of State Credit Union Supervisors (NASCUS) Executive Council, as a director on the Board of WesCorp FCU, Chairman of WesCorp’s Supervisory Committee, and on the Glendora Church of the Nazarene Board.  He has been a director of the CU Deposit Network, the Financial Marketing Association, and the Southern California CU Executives Society Council.  Mr. Thompson graduated cum laude in 1976 with a bachelor’s degree in History/Business from Point Loma Nazarene University, and is also a graduate of the Western CUNA Management School and

Stanford University’s Executive Development Program.  Mr. Thompson is the Chairman of the Company’s Board Credit Committee.

JULI ANNE LAWRENCE has served as a member of our Board since 2007.  She is currently the Chief Strategy Officer of Raoust + Partners, a Hampton, Virginia based strategic planning and marketing firm for credit unions.  Prior to her current engagement, Ms. Lawrence served as Senior Vice President of Research and Development for Western Bancorp in San Jose, California.  Prior to that engagement, she served as President and Chief Executive Officer of the National Institute of Health Federal Credit Union. Prior to that, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services.  Before joining KeyPoint Credit Union, Mrs. Lawrence served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Lawrence served as the Director of Sales for the US Navy Mid-Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland, and Bermuda.  Mrs. Lawrence received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D.  Mrs. Lawrence currently serves on the Board of Directors for the George Washington Institute of Health and Women in BIO. She also previously served as Chair for the Executive Committee of the Open Solutions, Inc. Client Association and serves currently as a Trustee of the International Mission Board of the Southern Baptist Convention. Mrs. Lawrence provides our Board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise.  Mrs. Lawrence serves on the Company’s Executive Committee, as our Chair of the Asset-Liability Management Committee, and as a member of the MP Securities Board of Managers.

JERROD FORESMAN has served as a Board Member of Ministry Partners Investment Company since May 2012 and MP Securities since November 2018.  He is Co-Owner and President of Virtue Financial Advisors, LLC and the Office of Supervisory Jurisdiction (OSJ) Principal for Infinex Investments, Inc., managing bank and credit union investment programs for over 70 branch locations in the mid-west.  Formerly President, Chief Compliance Officer and FINOP of Bankers & Investors Company Inc., a Registered Broker/Dealer, Investment Advisor and Insurance Agency in Kansas City, Jerrod ran the compliance and operations for 11 years.  Bankers & Investors Co. provided investment services for seven banks and four credit unions in Missouri and Kansas.  Mr. Foresman had been serving as a financial advisor since 1990 and has managed and owned financial advisory/marketing firms specializing in working with credit unions and community banks since 1993.  Mr. Foresman attended Missouri State University and is currently studying for additional financial designations from the American College in Bryn Mawr, PA.  He also serves as a board member for Angel Flight Air Support, OASIS Refuge and is a contributing member of the Wealth Management RIA Board of Advisors, Advisor Confidence Index (ACI) from Rydex. Mr. Foresman holds the FINRA Series 7, 24, 27, 63, 65 and 66 as well as life, health, property & casualty insurance licenses.

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

Our Board of Managers

The Operating Agreement, charges our Board and officers with governing and conducting our business and affairs. The Operating Agreement charges our Board with essentially the same duties, obligations, and responsibilities as a board of directors of a corporation. The Board establishes our policies and periodically reviews them and has authorized designated officers and our President the authority to carry out those policies.

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
•

Our Asset Liability Committee is chartered to oversee the maintenance of our asset liability strategy and process, as well as our asset liability, liquidity and other policies relating to the mitigation of risks to our earnings and capital; and

•

The Board has charged our Governance Committee with responsibility for the board governance policies, including our Related Parties Transaction Policy, and with the periodic task of nominating persons for election to the Board.

The Board is actively involved in and regularly meets with members of our senior management to discuss capital adequacy, use of leverage, asset liability management, strategic planning and liquidity issues we face. Our Asset Liability Committee regularly meets with the objective of performing oversight of interest rate risk, future net interest income and expense, capital and liquidity forecasts and review of trends affecting our balance sheet.

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

Code of Ethics

On November 6, 2009, our Board adopted a Code of Ethics for our principal officers and members of the Board. On February 26, 2018, the Company’s President and Chief Executive Officer, Joseph Turner, was appointed to the Board of Directors for Christian Care Ministry, Inc., headquartered in Melbourne, Florida (“CCM”). CCM currently maintains a business relationship with MP Securities and the Company, holds investments in the Company’s debt securities, and has purchased other investment products made available through MP Securities.

The Company’s Board of Managers were advised of the potential CCM Board appointment of Mr. Turner during its February 2018 meeting, and after significant discussion, concluded that Mr. Turner’s appointment to the CCM Board of Directors fully complied with the Company’s Code of Ethics and Related Party Policy. In addition, the Company has taken precautions to formally mitigate any potential conflicts of risk between the Company, CCM, and Mr. Turner, including, but not limited to the following:

•	Mr. Turner has declared the CCM Board Appointment as an outside business activity under MP Securities’ policies and procedures, which the MP Securities’ Chief Compliance Officer subsequently approved.
•	Mr. Turner has agreed to waive and refrain from receiving any compensation related to his role as a Board Member of CCM.
•	MP Securities has assigned another Investment Advisor to manage the Company’s business relationship with CCM.
•	When undertaking his duties as a CCM Board Member, Mr. Turner will recuse himself from all matters involving the investment by CCM in an investment product or debt security offered by the Company.
•

The Company, CCM and Mr. Turner will comply with applicable disclosure obligations required for the Company’s securities and regulatory filings and monitor the business relationships by and among the Company, MP Securities, Mr. Turner and CCM to ensure that such relationships and any agreements related thereto comply with the Company’s Code of Ethics and Related Parties Transaction Policy.

Audit Committee

As authorized within the operating agreement for Ministry Partners Investment Company LLC, the Board of Managers established the Audit Committee in 2005 with the adoption of its formal charter. The primary purpose of the Audit Committee, as designated in its formal charter, is to oversee the Company’s accounting policies and practice, financial reporting procedures and audits of the Company’s financial statements. For the year ended December 31, 2018, the Audit Committee is comprised of three members, including Jeffrey T. Lauridsen, Van Elliott, and Jerrod Foresman. Mr. Lauridsen, a corporate attorney in Southern California for over 30 years, is Chairman of the Audit Committee and Vice Chairman of the overall Board of Managers. Mr. Van Elliott, a Certified Financial Planner and church leadership consultant, brings extensive experience as a credit union board member and has intimate knowledge of the Company’s financial operations as he has served as the Company’s Interim Chief Executive Officer on several occasions over the last 28 years since the Company’s inception. Mr. Elliott also serves as the Company’s Corporate Secretary. The Company also added Jerrod Foresman to the Audit Committee in 2017. Mr. Foresman has nearly 28 years of experience in the financial services industry as an Executive, Compliance Officer, and Operations Principal. His knowledge of the financial operations of broker-dealers, advisory firms, and insurance agencies has been a significant addition to the Audit Committee in overseeing the operations of both the Company and MP Securities, the Company’s wholly owned subsidiary.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2018 and 2017 by our senior executive officers.

Summary Compensation Table

Annual Compensation

			2018			2017
Name	Principal Position		Salary	Bonus	All Other Compensation (1) (2)	Salary	Bonus	All Other Compensation (1) (2)
Michael Lee	Chairman of the Board of Managers		$—	$—	$14,200	$—	$—	$14,200
Joseph Turner	President and Chief Executive Officer		254,590	89,800	51,337	244,096	69,575	37,866
Van Elliott	Secretary and Manager		—	—	9,250	—	—	9,200
Juli Anne Lawrence	Manager		—	—	11,300	—	—	11,600
Jeffrey Lauridsen	Manager		—	—	11,550	—	—	11,600
Jerrod Foresman	Manager		—	—	8,350	—	—	8,350
Abel Pomar	Former Manager		—	—	4,600	—	—	5,200
Mendell Thompson	Manager		—	—	8,300	—	—	8,600
William M. Crammer, III,	Senior Vice President and Chief Lending Officer		156,544	12,550	44,151	128,481	28,291	26,724
Brian S. Barbre	Sr. Vice President, Chief Financial Officer and Principal Accounting Officer	(3)	158,000	16,025	44,788	36,462	15,047	8,352
Edward J. Ramirez	Vice President, Credit Administration		110,000	4,550	33,390	29,923	4,297	7,721
Harold Woodall	Former Sr Vice President and Chief Credit Officer		—	—	—	147,117	35,350	20,799
Daniel Flude	Former Vice President, Finance		—	—	—	83,339	26,950	18,242

(1) During each year, we accrued amounts for each Manager’s service on the Board, which we pay in January the following year.

(2) This includes the aggregate amount we contributed to the Company’s 401(k) retirement plan, for medical benefits and life and disability insurance for the Company’s officers in each year.

(3)  Mr. Barbre’s 2017 bonus was included in his offer letter prior to joining the Company.

There have been no options, warrants or other rights to purchase our equity securities issued to our officers.

In February 2014, the Board approved the payment of compensation grants to Managers of the Board for rendering services to the Company. Under the grants approved by the Board, each Manager will receive a cash grant for serving on the Board, and will receive additional amounts for attendance at each Board meeting and for serving as a Chairperson of one of our Board Committees. In addition, reimburse each Manager for expenses incurred in performing duties on our behalf. For the years ended December 31, 2018 and 2017, we accrued $69 thousand in compensation awards for our Managers, in each year. The Company paid these awards in January 2018 and 2019.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The following table sets forth information available to us, as of December 31, 2018, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

Name	Address	Beneficial Ownership	Percentage Owned(1)
R. Michael Lee	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	$—	—%
Van C. Elliott	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Mendell Thompson	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Juli Anne Lawrence	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Jeffrey T. Lauridsen	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Jerrod L. Foresman	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Joseph W. Turner, Jr.	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Brian S. Barbre	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
William Crammer	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Edward J. Ramirez	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
All officers and members of the Board as a group		$—	—%

Other 5% or greater beneficial owners (seven):
Name	Beneficial Ownership	Percentage Owned(1)
Evangelical Christian Credit Union	62,000	42.31%
America’s Christian Credit Union	12,000	8.19%
Navy Federal Credit Union (2)	11,905	8.13%
UNIFY Financial Credit Union (3)	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%

(1) Based on 146,522 Class A Units outstanding.

(2) Navy Federal Credit Union is a non-voting equity member in the Company, but holds a beneficial interest in 11,905 Class A Common Units, which were acquired pursuant to a merger completed with USA Federal Credit Union.  As the holder of an economic interest in the Company, Navy Federal Credit Union holds a beneficial interest in the Company.

(3) UNIFY Financial Credit Union was formerly Western Federal Credit Union.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table lists our transaction with related persons that exceed $120,000, and in which any related person had or will have a direct material interest. For additional information including the Company’s policies and procedures relating to related parties, see “Part II, Item 8 Note 3. Related Party Transactions”.

Transactions by related parties in the amount that exceeds $120,000
			Amount of transaction (dollars in thousands)
Related Party Name	Basis of related party	Transaction description	2018	2017
Joseph Turner	Officer of the Company	Purchase of the Company's notes	$300	$—
ECCU	5% or greater owner	Interest income earned on loans purchased from ECCU	278	546
ECCU	5% or greater owner	Total funds held on deposit at ECCU	457	265
ACCU	5% or greater owner	Dollar amount of loans sold to ACCU	554	6,365
ACCU	5% or greater owner	Fees paid based on MP Securities Networking Agreement with ACCU	56	190
ACCU	5% or greater owner	Total funds held on deposit at ACCU	5,675	6,103
ACCU	5% or greater owner	Loan participations sold to ACCU and serviced by the Company	3,184	2,696
ACCU	5% or greater owner	Loan participations purchased from and serviced by ACCU	1,662	1,719

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Before we engage our principal accountant to render audit or non-audit services, our Audit Committee approves the engagement if SEC rules and regulations require it.

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2018	2017
Audit and audit-related fees	$129,000	$128,800
Tax Fees	12,500	14,300
All other fees	9,000	11,800
Total	$150,500	$154,900

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

10.23	Networking Agreement by and between Ministry Partners Securities, LLC and America’s Christian Credit Union dated July 30, 2014 and Addendum related thereto dated December 1, 2016. (20)
10.24	Trust Indenture by and between Ministry Partners Investment Company, LLC and U.S. Bank National Association, as Trustee dated December 20, 2017 (21)
10.29	Administrative Services Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC dated January 30, 2018 (19)
10.30	Managing Broker Dealer Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC, dated January 6, 2015. (12)
10.31	(Amended) Master Services Agreement by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union, dated March 1, 2018. (22)
10.32	Master Services Agreement by and between Ministry Partners Investment Company, LLC and America’s Christian Credit Union, dated August 17, 2017. (22)
14.1	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.ins	XBRL Taxonomy Extension Definition Linkbase Document **
101.sch	XBRL Taxonomy Extension Schema Document **
101.def	XBRL Taxonomy Extension Definition Linkbase Document **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 23, 2013.
(4)	Incorporated by reference to the Report on Form 8-K filed by the Company on October 15, 2007, as amended.
(5)	Incorporated by reference to the Report on Form 8-K filed by the Company on November 11, 2011.
(6)	Incorporated by reference to the Report on Form 8-K filed by the Company on May 20, 2008.
(7)	Incorporated by reference to the Report on Form 10-K filed by the Company on April 14, 2009.
(8)	Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Company on June 24, 2011.
(9)	Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed by the Company on November 14, 2013.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 7, 2014.
(11)	Incorporated by reference to the Report on Form 10-Q filed by the Company on May 15, 2014.
(12)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2015
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 9, 2015.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 3, 2015.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 12, 2016.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 11, 2016.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 13 2016.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 5, 2016.
(19)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-1 filed by the Company on January 30, 2018.
(20)	Incorporated by reference to Exhibit 10.23 on Form S-1 filed by the Company on December 8, 2017.
(21)	Incorporated by reference to Exhibit A on Form S-1 filed by the Company on December 8, 2017.
(22)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 29, 2018
*	Filed herewith.
**	Furnished, not filed, herewith.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 29, 2019	By:	/s/ Joseph W. Turner
Joseph W. Turner,

Chief Executive Officer
(Principal Executive Officer)

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 29, 2019	By:	/s/ Brian. S. Barbre
Brian S. Barbre,
Senior Vice President and Chief Financial Officer
Chief Executive Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Joseph W. Turner

Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2019

/s/ Brian S. Barbre

Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 29, 2019

/s/ R. Michael Lee

Chairman, Board of Managers

Date: March 29, 2019

/s/ Van C. Elliott

Secretary, Manager

Date: March 29, 2019

/s/ Mendell Thompson

Manager

Date: March 29, 2019

/s/ Juli Anne S. Lawrence

Manager

Date: March 29, 2019

/s/ Jeffrey T. Lauridsen

Manager

Date: March 29, 2019

/s/ Jerrod L. Foresman

Manager

Date: March 29, 2019