Form 10-Q
period 2019-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2019-05-10
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

At March 31, 2019, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

(Dollars in thousands Except Unit Data)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets:
Cash	$27,779	$9,877
Restricted cash	51	51
Loans receivable, net of allowance for loan losses of $1,971 and $2,480 as of March 31, 2019 and December 31, 2018, respectively	143,610	143,380
Accrued interest receivable	762	711
Investment in joint venture	887	887
Property and equipment, net	83	87
Servicing assets	174	212
Right-of-use assets	645	—
Other assets	427	234
Total assets	$174,418	$155,439
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$75,261	$76,515
Notes payable, net of debt issuance costs of $93 and $92 as of March 31, 2019 and December 31, 2018, respectively	87,715	68,300
Accrued interest payable	260	249
Lease liabilities	647	—
Other liabilities	756	844
Total liabilities	164,639	145,908
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2019 and December 31, 2018 (liquidation preference of $100 per unit); See Note 12	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2019 and December 31, 2018; See Note 12	1,509	1,509
Accumulated deficit	(3,445)	(3,693)
Total members' equity	9,779	9,531
Total liabilities and members' equity	$174,418	$155,439

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (Unaudited)

For the three months ended March 31, 2019 and 2018

(Dollars in thousands)

	Three months ended
	March 31,
	2019	2018
Interest income:
Interest on loans	$2,401	$2,328
Interest on interest-bearing accounts	58	13
Total interest income	2,459	2,341
Interest expense:
NCUA Credit Facilities	474	499
Notes payable	765	687
Total interest expense	1,239	1,186
Net interest income	1,220	1,155
Provision (credit) for loan losses	(152)	63
Net interest income after provision for loan losses	1,372	1,092
Non-interest income:
Broker-dealer commissions and fees	128	156
Other lending income	49	69
Total non-interest income	177	225
Non-interest expenses:
Salaries and benefits	671	714
Marketing and promotion	61	38
Office occupancy	44	37
Office operations and other expenses	308	302
Legal and accounting	101	161
Total non-interest expenses	1,185	1,252
Income before provision for income taxes	364	65
Provision for income taxes and state LLC fees	3	6
Net income	$361	$59

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2019 and 2018

(Dollars in thousands)

	Three months ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$361	$59
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	8	8
Amortization of deferred loan fees	(56)	(50)
Amortization of debt issuance costs	22	27
Provision for loan losses	(152)	63
Accretion of loan discount	(44)	(5)
Changes in:
Accrued interest receivable	(51)	16
Other assets	(153)	(115)
Accrued interest payable	11	(2)
Other liabilities	(93)	(198)
Net cash (used) by operating activities	(147)	(197)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(2,255)	—
Loan originations	(2,185)	(426)
Loan principal collections	4,462	4,761
Purchase of property and equipment	(4)	—
Net cash provided by investing activities	18	4,335
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in NCUA borrowings	(1,254)	(1,227)
Net change in notes payable	19,416	(788)
Debt issuance costs	(23)	(14)
Dividends paid on preferred units	(108)	(139)
Net cash provided (used) by financing activities	18,031	(2,168)
Net increase in cash and restricted cash	17,902	1,970
Cash, cash equivalents, and restricted cash at beginning of period	9,928	9,965
Cash, cash equivalents, and restricted cash at end of period	$27,830	$11,935
Supplemental disclosures of cash flow information
Interest paid	$1,228	$1,188
Income taxes paid	—	7
Leased assets obtained in exchange of new operating lease liabilities	680	—
Lease liabilities recorded	647	—
Dividends declared to preferred unit holders	113	84

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of the Company’s accounting policies is included in its 2018 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2019 and 2018 are not necessarily indicative of the results for the full year.

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company was formed in California in 1991. The Company’s primary operations are financing commercial real property secured loans and providing investment services for the benefit of evangelical churches, ministries, and individuals. The Company funds its operations primarily through the sale of debt securities.

The Company’s wholly-owned subsidiaries are:

•Ministry Partners Funding, LLC (“MPF”);

•MP Realty Services, Inc., a California corporation (“MP Realty”); and

•Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).

The Company formed MPF in 2007 and then deactivated the subsidiary on November 30, 2009. In December 2014, the Company reactivated MPF to enable it to serve as collateral agent for certain loans held as collateral for its Secured Investment Certificates. The Company formed MP Realty in November 2009, and obtained a license to operate as a corporate real estate broker through the California Department of Real Estate on February 23, 2010. MP Realty has conducted limited operations to date. The Company formed MP

Securities on April 26, 2010 to provide investment and financing solutions for individuals, churches, charitable institutions, and faith-based organizations. MP Securities acts as the selling agent for the Company’s public and private placement investor notes.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Management eliminates all significant inter‑company balances and transactions in consolidation.

Conversion to LLC

Effective as of December 31, 2008, the Company converted its form of organization from a California corporation to a California limited liability company by filing the Articles of Organization-Conversion with the California Secretary of State. At that time, the separate existence of Ministry Partners Investment Corporation ceased and the entity continued by operation of law under the name Ministry Partners Investment Company, LLC.

Since the conversion became effective, a group of managers provides oversight of the Company’s affairs. Operating like a Board of Directors, the managers carry out their duties similar to the role and function that the previous Board of Directors performed. The managers have full, exclusive, and complete discretion, power, and authority to oversee the management of Company affairs. As an LLC, the Company’s managers and members have entered into an Operating Agreement that governs the Company’s management structure and governance procedures. The Company’s managers and members have entered into this Operating Agreement.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had no cash positions other than demand deposits as of March 31, 2019 and December 31, 2018.

The National Credit Union Insurance Fund insures a portion of the Company’s cash held at credit unions and the Federal Deposit Insurance Corporation insures a portion of cash held by the Company at other financial institutions. The Company maintains cash that may exceed insured limits. Management does not expect to incur losses in these cash accounts.

Reclassifications

The Company has made certain reclassifications to the 2018 financial statements to conform to the 2019 presentation. These reclassifications do not affect members’ equity or consolidated balance sheets for the three months ended March 31, 2019.

Use of Estimates

The Company’s creation of consolidated financial statements that conform to United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements. The estimates and assumptions made by the Company’s management also affect the reported amounts of revenues and expenses during the reporting period. These estimates govern areas such as the allowance for credit losses and the fair value of our financial instruments. Actual results could differ from these estimates.

Investment in Joint Venture

On a periodic basis, management analyzes the Company’s investment in a joint venture for impairment. In this analysis, management compares the carrying value of the investment to the estimated value of the underlying real property. The Company records any impairment charges as a valuation allowance against the value of the asset. The Company’s share of income and expenses of the joint venture will increase or decrease the Company’s investment in the joint venture. Management records these valuation changes as realized gains or losses on investment on the Company’s consolidated income statements.

Loans Receivable

The Company reports loans that management has the intent and ability to hold for the foreseeable future at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs, and loan discounts.

Interest Accrual on Loans Receivable

The Company accrues loan interest income on a daily basis using the interest method. Management defers loan origination fees and costs generated in the process of making a loan. The Company amortizes these fees and costs as an adjustment to the related loan yield using the interest method.

Loan discounts represent interest accrued and unpaid which has been added to loan principal balances at the time the loan was restructured. The Company does not accrete discounts to income on impaired loans. However, when management determines that a previously impaired loan is no longer impaired, the Company begins accreting loan discounts to interest income over the term of the restructured loan. For loans purchased from third parties, loan discounts also represent the differences between the purchase price and the recorded principal balance of the loan. The Company accretes these discounts to interest income over the term of the loan using the interest method.

Management considers a loan impaired if it concludes the collection of principal or interest according to the terms of the loan agreement doubtful. The Company discontinues the accrual of interest when management determines the loan is impaired.

For loans that the Company places on nonaccrual status, management reverses all uncollected accrued interest against interest income. Management accounts for the interest on these loans on the cash basis or cost-recovery method until the loan qualifies for return to accrual status. It is not until all the principal and interest amounts contractually due are brought current and future payments are reasonably assured that the Company returns a loan to accrual status.

Allowance for Loan Losses

The Company sets aside an allowance for loan losses by charging the provision for loan losses account on the Company’s consolidated statements of income. This charge decreases the Company’s earnings. Management charges off the portion of loan balances it believes it will not collect against the allowance. The Company credits subsequent recoveries, if any, to the allowance.

Loan Portfolio Segments and Classes

Management segregates the loan portfolio into portfolio segments for purposes of evaluating the allowance for loan losses. A portfolio segment is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The Company segments the loan portfolio based on loan types and the underlying risk factors present in each loan type. Management periodically reviews and revises such risk factors, as it deems appropriate.

The Company’s loan portfolio consists of one segment – church loans. Management has segregated the loan portfolio into the following portfolio classes:

Loan Class	Class Description
Wholly-Owned First Collateral Position	Wholly-owned loans and the retained portion of loans originated by the Company and thereafter sold for which the Company possesses a senior lien on the collateral underlying the loan.
Wholly-Owned Junior Collateral Position

Wholly-owned loans and the retained portion of loans originated by the Company and thereafter sold for which the Company possesses a lien on the underlying collateral that is subordinate to another lien on the same collateral. This class also contains any loans that are not secured. These loans present higher credit risk than loans for which the Company possesses a senior lien due to the increased risk of loss should the loan default.

Participations First Collateral Position

Participated loans purchased from another financial entity for which the Company possesses a senior lien on the collateral underlying the loan. Loan participations purchased may present higher credit risk than wholly-owned loans because disposition and direction of actions regarding the management and collection of the loans must be coordinated and negotiated with the other participants, whose best interests regarding the loan may not align with those of the Company.

Participations Junior Collateral Position

Participated loans purchased from another financial entity for which the Company possesses a lien on the underlying collateral that is subordinate to another lien on the same collateral. Loan participations in the junior collateral position loans have higher credit risk than wholly-owned loans and participated loans purchased where the Company possesses a senior lien on the collateral. The increased risk is the result of the factors presented above relating to both junior lien positions and participations.

Allowance for Loan Loss Evaluation

Management evaluates the allowance for loan losses on a regular basis. The Company establishes the allowance for loan losses based upon its periodic review of several factors management believes influences the collectability of the loans, including:

•	historical experience;
•	the nature and volume of the loan portfolio;
•	adverse situations that may affect the borrower’s ability to repay;
•	estimated value of any underlying collateral; and
•	prevailing economic conditions.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general and specific components. The general component covers non-classified loans. Management bases the general reserve on the Company’s historical loss experience adjusted for qualitative factors. These qualitative factors are significant factors management considers likely to cause estimated credit losses associated with the

Company’s existing portfolio to differ from its historical loss experience. Management adjusts these factors on an on-going basis, some of which include:

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

Loans that management has classified as impaired receive a specific reserve. For such loans, an allowance is established when the carrying value of that loan is higher than the amount management ultimately expects to receive. Management uses several methodologies to determine the amount the Company expects to receive. These include the discounted cash flow method, the loan’s collateral value, or the observable market price of the impaired loan.

Impairment Analysis

All loans in the loan portfolio are subject to impairment analysis. The Company reviews its loan portfolio monthly by examining delinquency reports and information related to the financial condition of its borrowers and value of the real property that serves as collateral for its loans. Through this process, the Company identifies potential impaired loans. Management generally deems a loan is impaired when current facts and circumstances indicate that it is probable that a borrower will be unable to make payments in accordance with the loan agreement. If management has not already deemed a loan to be impaired, it will classify the loan as non-accrual when it becomes 90 days or more past due.

Factors considered by management in determining impairment include payment status, value of the collateral securing the loan, and the probability of collecting future scheduled payments when due. Management generally does not classify loans that experience insignificant payment delays and payment shortfalls as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Troubled Debt Restructurings

A troubled debt restructuring is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to a borrower that the Company would not otherwise consider. A restructuring of a loan usually involves an interest rate modification, extension of the maturity date, payment reduction, or reduction of accrued interest owed on the loan on a contingent or absolute basis.

Management considers loans that it renews at below-market terms to be troubled debt restructurings if the below-market terms represent a concession due to the borrower’s troubled financial condition. The Company classifies troubled debt restructurings as impaired loans. Management measures troubled debt restructurings at the present value of estimated future cash flows using the loan's effective rate at inception of the loan. The Company reports the change in the present value of cash flows attributable to the passage of time as interest income. If the loan is considered to be collateral-dependent, impairment is measured based on the fair value of the collateral.

Loan Charge-offs

Management charges off loans or portions thereof when it determines the loans are uncollectible. The Company evaluates collectability periodically on all loans classified as “Loans of Lesser Quality.” Among other variables, when assessing if a loan is uncollectable, management will consider factors such as the financial condition of the borrower and the value of the underlying collateral.

Historically, the Company has not charged off a loan until the borrower had exhausted all reasonable means of making loan payments from cash flows, at which point the underlying collateral becomes subject to foreclosure. However, starting in 2018 the Company has begun to charge off loans in workout situations. In these situations, the Company charges off the amount deemed uncollectible due to the terms of the workout, the inability of the borrower to make agreed upon payments, and the value of the collateral securing the loan.

Credit Quality Indicators

The Company has established a standard loan grading system to assist its management, loan officers, and credit analysts in analyzing and monitoring the loan portfolio. The Company classifies loans it considers lesser quality (“classified loans”) as watch, special mention, substandard, doubtful, or loss assets. The loan grading system is as follows:

Pass:

The borrower has sufficient cash to fund its debt obligations and should be able to obtain similar financing from other lenders with comparable terms. The risk of default is considered low.

Watch:

These loans exhibit potential or developing weaknesses that deserve extra attention from credit management personnel. If the developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the debt in the future. Loans graded “watch” must be reported to executive management and the Company’s Board of Managers. Potential for loss under adverse circumstances is elevated for loans in this category, but is not foreseeable. Watch loans are considered pass loans.

Special mention:

These credit facilities exhibit potential or actual weaknesses that present a higher potential for loss under adverse circumstances, and deserve management’s close attention. If uncorrected, these weaknesses may result in deterioration of the prospects for repayment of the loan under the terms of the loan agreement at some future date.

Substandard:

Loans and other credit extensions bearing this grade are considered to be inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by the estimated market value of the collateral, have well-defined weaknesses related to adverse financial, managerial, economic, ministry, or environmental conditions, which have clearly jeopardized repayment of principal and interest as, originally intended. Furthermore, there is the possibility that some future loss will be sustained if such weaknesses are not corrected.

Doubtful:

This classification consists of loans that display the properties of substandard loans with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and value of the collateral. The probability of some loss is very high, but because of certain important and reasonably specific factors, the amount of loss cannot be exactly determined. Such pending factors could include merger or liquidation, the possibility of the borrower obtaining additional capital, the borrower’s ability to refinance the loan, or the ability of the borrower to pledge additional collateral.

Loss:

Loans in this classification are considered uncollectible and cannot be justified as a viable asset. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

Foreclosed Assets

Management records assets acquired through foreclosure or other proceedings at fair market value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, management performs periodic valuations on the asset and carries the asset at the lower of cost or fair value, less estimated costs of disposal. The Company evaluates its real estate assets acquired through foreclosure or other proceedings regularly to ensure that the recorded amount is supported by current fair value and, if necessary, ensuring that valuation allowances reduce the varying amount to fair value less estimated costs of disposal. Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets. When the Company sells the foreclosed property, it recognizes a gain or loss on the sale equal to the difference between the sales proceeds received and the carrying amount of the property.

Transfers of Financial Assets

The Company accounts for transfers of financial assets as sales when control over the asset has been surrendered. Control over transferred assets is deemed to have been surrendered when:

•	the assets have been isolated from the Company;
•	the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and
•	the Company does not maintain effective control over the transferred asset through an agreement to repurchase it before its maturity.

The Company, from time to time, sells participation interests in mortgage loans it has originated or acquired. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest:

•	each portion of a financial asset must represent a proportionate ownership interest in an entire financial asset;

•

from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their respective share of ownership;

•	the transfer must be made on a non-recourse basis (other than standard representations and warranties made under the loan participation sale agreement);
•	the transfer may not be subordinate to any other participating interest holder; and
•

no party has the right to pledge or exchange the entire financial asset. If either the participating interest or surrender of control criteria is not met, the transaction is accounted for as a secured borrowing arrangement.

Under some circumstances, when the Company sells a  participation in a wholly-owned loan receivable that it services, it retains loan servicing rights, and records a servicing asset that is initially measured at fair value. As quoted market prices are generally not available for these assets, the Company estimates fair value based on the present value of future expected cash flows associated with the loan receivable. The Company amortizes servicing assets over the life of the associated receivable using the interest method. Any gain or loss recognized on the sale of a loan receivable depends in part on both the previous carrying amount of the financial asset involved in the sale, allocated between the asset sold and the interest that continues to be held by the Company based on its relative fair value at the date of transfer, and the proceeds received.

Property and Equipment

The Company states its furniture, fixtures, and equipment at cost, less accumulated depreciation. Management computes depreciation on a straight-line basis over the estimated useful lives of the assets. The useful lives of the Company’s assets range from three to seven years.

Debt Issuance Costs

Debt issuance costs consist of costs related to the acquisition of debt. The Company’s debt consists of borrowings from financial institutions and obligations to investors incurred through the sale of investor notes. Management amortizes these costs into interest expense over the contractual terms of the debt using the straight-line method.

Employee Benefit Plan

The Company records contributions to the qualified employee retirement plan as compensation cost in the period incurred.

Income Taxes

The Company has elected to be treated as a partnership for income tax purposes. Therefore, the Company passes through its income and expenses to its members for tax reporting purposes.

Tesoro Hills, LLC, is a joint venture in which the Company has an investment. Tesoro Hills, according to its operating agreement, has elected to be treated as a partnership for income tax purposes.

The Company and MP Securities are subject to a California LLC fee.

The Company uses a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken in a tax return. The Company recognizes benefits from tax positions in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

New accounting guidance

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which supersedes previous leasing guidance in Topic 840. Under the new guidance, lessees are required to recognize lease right-of use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The FASB has since issued additional related ASU amendments to clarify and improve certain aspects of the guidance and implementation of Topic 842. In accordance with the guidance as amended, the Company has elected to apply the new standard effective as of January 1, 2019. After implementing this ASU, the balance sheet reflects both lease liabilities and right-of-use assets. In addition, the Company recognizes lease expense on a straight-line basis within the non-interest expense section of the consolidated income statements.  See “Note 11: Commitments and Contingencies” for additional disclosure regarding the Company’s leases.

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to affect the Company’s consolidated financial statements, notably the level of the allowance for loan losses. The Company is continuing to evaluate the extent of the potential impact of the adoption of ASU 2016-13.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU removes, modifies, and adds certain disclosure requirements for fair value measurements. For example, public entities will no longer be required to disclose the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. In addition, entities may early adopt the modified or eliminated disclosure requirements and delay adoption of the additional disclosure requirements until the effective date. The Company does not believe the adoption of ASU No. 2018-13 will have a material impact on its consolidated financial statements, as the update only revises disclosure requirements.

Note 2: Pledge of Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings. This cash is restricted cash. At March 31, 2019 and December 31, 2018, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (dollars in thousands):

	March 31,		December 31,
	2019	2018	2018
Cash and cash equivalents	$27,779	$11,879	$9,877
Restricted cash	51	56	51
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$27,830	$11,935	$9,928

Amounts included in restricted cash represent funds the Company is required to set aside with the Central Registration Depository ("CRD") account with FINRA. Also included are funds the Company has deposited with RBC Dain as clearing deposits. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or for fees related to registered and associated persons of the Company.

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

ECCU related parties who serve on the Company’s Board of Managers:

ECCU Role	MPIC Role
Chairman of the Board	Member of Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2019	2018
Total funds held on deposit at ECCU	$952	$457
Loan participations purchased from and serviced by ECCU	3,847	9,190

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2019	2018
Interest earned on funds held with ECCU	$18	$1
Interest income earned on loans purchased from ECCU	37	99
Fees paid to ECCU from MP Securities Networking Agreement	2	5
Income from Master Services Agreement with ECCU	—	14
Income from Successor Servicing Agreement with ECCU	2	2
Rent expense on lease agreement with ECCU	37	29

Loan participation interests purchased:

Occasionally, the Company purchases loan participation interests from ECCU. Management negotiates the pass-through interest rates on loan participation interests purchased from ECCU on a loan-by-loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions. The Company did not purchase any loans from ECCU for the quarters ended March 31, 2019 and 2018.

Lease and Services Agreement:

The Company leases its corporate offices and purchases other facility-related services from ECCU pursuant to a written lease and services agreement. Management believes these terms are equivalent to those that prevail in arm's length transactions.

MP Securities Networking Agreement with ECCU:

MP Securities, the Company’s wholly-owned subsidiary, has entered into a Networking Agreement with ECCU pursuant to which MP Securities agreed to offer investment products and services to ECCU’s members that:

(1) have been approved by ECCU or its Board of Directors;

(2) comply with applicable investor suitability standards required by federal and state securities laws and regulations;

(3) are offered in accordance with NCUA rules and regulations; and

(4) are in compliance with its membership agreement with FINRA.

The agreement entitles ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for, or on behalf of, ECCU members. Either ECCU or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

Master Services Agreement (the “Services Agreement”) with ECCU:

The Company and ECCU have entered into the Services Agreement, pursuant to which the Company provides relationship management services to ECCU’s members and business development services to new leads in the southeast region of the United States. The agreement renews annually unless either party provides at least thirty (30) days written notice of non-renewal. In addition, either party may terminate the Services Agreement for any reason by providing thirty (30) days written notice. On March 1, 2018, the Company and ECCU amended the agreement to include referral fees to be paid by either party on the successful closing of a referred loan. On April 4, 2019, the Company received written notice from ECCU requesting termination of the agreement.

Successor Servicing Agreement with ECCU:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU. This agreement obligates the Company to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU. The Company will service these loans in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans. Unless extended, the Agreement is set to terminate in October 2019.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

ACCU related parties who serve on the Company’s Board of Managers:

ACCU Role	MPIC Role
President, Chief Executive Officer	Member of Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2019	2018
Total funds held on deposit at ACCU	$16,209	$5,675
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	1,730	3,184
Loan participations purchased from and serviced by ACCU	1,648	1,662

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2019	2018
Dollar amount of loan participation interests purchased from ACCU	$1,435	$—
Interest earned on funds held with ACCU	25	10
Interest income earned on loans purchased from ACCU	21	22
Fees paid based on MP Securities Networking Agreement with ACCU	8	29

Loan participation interests purchased:

Occasionally, the Company sells or purchases loan participation interests from ACCU. The Company negotiates pass-through interest rates on loan participation interests purchased or sold from and to ACCU on a loan-by-loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions.

From time to time, the Company may purchase a loan participation interest from a related party. The Company and its related party will negotiate in good faith the terms and conditions of such a purchase and in accordance with the Company’s related party procedures and governance practices. Each party must approve such a purchase after full disclosure of the related party transaction and must include terms and conditions that would normally be included in arm’s length transactions conducted by independent parties.

MP Securities Networking Agreement with ACCU:

MP Securities has entered into a Networking Agreement with ACCU pursuant to which MP Securities has agreed to offer investment products and services to ACCU’s members that:

(1) have been approved by ACCU or its Board of Directors;

(2) comply with applicable investor suitability standards required by federal and state securities laws and regulations;

(3) are offered in accordance with NCUA rules and regulations; and

(4) are in compliance with its membership agreement with FINRA.

The agreement entitles MP Securities to pay ACCU a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members. Either ACCU or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

Transactions with Other Equity Owners

The Company has entered into a Loan Participation Agreement with UNIFY Financial Credit Union (“UFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units. Under this agreement, the Company sold UFCU a $5.0 million loan participation interest in one of its mortgage loan interests on August 14, 2013. As part of this agreement, the Company retained the right to service the loan, and it charges UFCU a fee for servicing the loan. Management believes the terms of the agreement are equivalent to those that prevail in arm's length transactions.

Transactions with Subsidiaries

The Company has entered into several agreements with its subsidiary, MP Securities. The Company eliminates the income and expense related to these agreements in the consolidated financial statements. MP Securities serves as the managing broker for the Company’s public and private placement note offerings. MP Securities receives compensation related to these services ranging from 0.25% to 5.50% over the life of a note. The amount of the compensation depends on the length of the note and the terms of the offering under which MP Securities sold the note.

The Company also has entered into an Administrative Services Agreement with MP Securities. The Administrative Services Agreement provides services such as the use of office space, use of equipment, including computers and phones, and payroll and personnel services. The agreement stipulates that MP Securities will provide ministerial, compliance, marketing, operational, and investor relations-related services regarding the Company’s investor note program. As stated above, the Company eliminates all intercompany transactions related to this agreement in its consolidated financial statements.

The Company’s subsidiary, MPF, serves as the collateral agent for the Company’s Secured Notes. The terms of these agreements are described in the Company’s Prospectus for its Class 1A Notes and the private placement memorandum for the Secured Notes Offering that has been conducted by the Company. Additional details regarding the Company’s Notes are described in section “10. Notes Payable” of these Consolidated Financial Statements.

Related Party Transaction Policy

The Board has adopted a Related Party Transaction Policy to assist in evaluating any related transactions the Company may enter into with a related party. Under this policy, a majority of the members of the Company’s Board and majority of its independent Board members must approve a material transaction that it enters into with a related party. As a result, all transactions that the Company undertakes with an affiliate or a related party are entered into on terms believed by management to be no less favorable than are available from unaffiliated third parties. In addition, a majority of the Company’s independent Board members approve these transactions.

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $340 thousand and $394 thousand at March 31, 2019 and December 31, 2018.

Note 4: Loans Receivable and Allowance for Loan Losses

The Company’s loan portfolio is comprised of one segment – church loans. See “Note 1 – Loan Portfolio Segments and Classes” to Part I “Financial Information” of this Report. The loans fall into four classes:

•	wholly-owned loans for which the Company possesses the first collateral position;
•	wholly-owned loans that are either unsecured or for which the Company possesses a junior collateral position;
•	participated loans purchased for which the Company possesses the first collateral position; and

•	participated loans purchased for which the Company possesses a junior collateral position.

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2033. The loan portfolio had a weighted average rate of 6.51% and 6.44% as of March 31, 2019 and December 31, 2018, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	March 31,	December 31,
	2019	2018
Loans to evangelical churches and related organizations:
Real estate secured	$146,743	$147,060
Unsecured	237	275
Total loans	146,980	147,335
Deferred loan fees, net	(816)	(848)
Loan discount	(583)	(627)
Allowance for loan losses	(1,971)	(2,480)
Loans, net	$143,610	$143,380

Allowance for Loan Losses

Management believes it has appropriately calculated the allowance for loan losses as of March 31, 2019 and December 31, 2018. The following table shows the changes in the allowance for loan losses for the three months ended March 31, 2019 and the year ended December 31, 2018 (dollars in thousands):

	Three months ended	Year ended
	March 31, 2019	December 31, 2018
Balance, beginning of period	$2,480	$2,097
Provision for loan loss	(152)	666
Charge-offs	(499)	(283)
Recoveries	142	—
Balance, end of period	$1,971	$2,480

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	March 31, 2019	December 31, 2018
Loans:
Individually evaluated for impairment	$12,053	$13,601
Collectively evaluated for impairment	134,927	133,734
Balance	$146,980	$147,335

Allowance for loan losses:
Individually evaluated for impairment	$892	$1,463
Collectively evaluated for impairment	1,079	1,017
Balance	$1,971	$2,480

The Company has established a standard loan grading system to assist management and its credit and loan analysts in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2019
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$105,519	$4,036	$1,932	$—	$111,487
Watch	23,241	—	199	—	23,440
Special mention	1,209	—	—	—	1,209
Substandard	5,459	184	3,572	—	9,215
Doubtful	1,629	—	—	—	1,629
Loss	—	—	—	—	—
Total	$137,057	$4,220	$5,703	$—	$146,980

Credit Quality Indicators (by class)
As of December 31, 2018
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$100,140	$4,067	$2,004	$—	$106,211
Watch	27,321	—	202	—	27,523
Special mention	1,208	—	—	—	1,208
Substandard	6,497	187	3,586	—	10,270
Doubtful	2,123	—	—	—	2,123
Loss	—	—	—	—	—
Total	$137,289	$4,254	$5,792	$—	$147,335

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$5,170	$—	$6,097	$11,267	$125,790	$137,057	$—
Wholly-Owned Junior	—	—	184	184	4,036	4,220	—
Participation First	75	—	—	75	5,628	5,703	—
Participation Junior	—	—	—	—	—	—	—
Total	$5,245	$—	$6,281	$11,526	$135,454	$146,980	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,259	$—	$5,804	$9,063	$128,226	$137,289	$—
Wholly-Owned Junior	187	—	—	187	4,067	4,254	—
Participation First	2,293	—	1,292	3,585	2,207	5,792	—
Participation Junior	—	—	—	—	—	—	—
Total	$5,739	$—	$7,096	$12,835	$134,500	$147,335	$—

Impaired Loans

Impaired loans include non-accrual loans, loans 90 days or more past due and still accruing, and restructured loans. Non-accrual loans represent loans on which management has discontinued interest accruals. Restructured loans are loans in which the Company has granted the borrower a concession due to financial distress. Concessions are generally a reduction of the interest rate or a change in the original repayment terms.

The Company monitors impaired loans on an ongoing basis as part of management’s loan review and work out process. Management evaluates the potential risk of loss on these loans by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.

The following tables are summaries of impaired loans by loan class as of three months ended March 31, 2019 and 2018, and the year ended December 31, 2018, respectively. The unpaid principal balance reflects the contractual principal outstanding on the loan. The recorded balance reflects the unpaid principal balance less any interest payments that management has recorded against principal. The recorded investment reflects the recorded balance less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of March 31, 2019					For the three months ended March 31, 2019
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$5,732	$5,676	$5,684	$—	$5,681	$66
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	2,280	2,280	2,290	—	2,283	33
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	3,180	2,621	2,135	597	2,637	—
Wholly-Owned Junior	215	184	173	173	175	—
Participation First	1,302	1,292	1,292	122	1,292	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$12,709	$12,053	$11,574	$892	$12,068	$99

Impaired Loans (by class) As of December 31, 2018					For the year ended December 31, 2018
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$5,734	$5,687	$5,694	$—	$5,915	$123
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	2,293	2,293	2,316	—	2,312	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	4,818	4,142	3,632	1,165	3,714	—
Wholly-Owned Junior	215	187	176	176	181	—
Participation First	1,302	1,292	1,292	122	1,299	10
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$14,362	$13,601	$13,110	$1,463	$13,421	$133

Impaired Loans (by class) As of March 31, 2018					For the three months ended March 31, 2018
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$4,876	$3,485	$3,485	$—	$4,273	$24
Wholly-Owned Junior	216	194	194	—	195	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	6,758	5,423	5,432	1,293	4,716	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$11,850	$9,102	$9,111	$1,293	$9,183	$24

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	March 31, 2019	December 31, 2018
Church loans:
Wholly-Owned First	$7,088	$8,619
Wholly-Owned Junior	184	187
Participation First	1,292	1,292
Participation Junior	—	—
Total	$8,564	$10,098

A summary of loans the Company restructured during the three months ended March 31, 2019 and 2018 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended March 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	1	$204	$204	$204
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	1	$204	$204	$204

There were no loans restructured by the Company during the three months ended March 31, 2018.  None of the loans restructured by the Company during the three months ended March 31, 2019 subsequently defaulted during the period.

The Company had five restructured loans that were past maturity as of December 31, 2018. For four of these loans, the Company has entered into forbearance agreements with the borrowers and is evaluating what actions it should undertake to restructure these loans.  The Company is working closely with each of these borrowers to ensure that its investment in the loan is protected and to assist the borrower in meeting its repayment obligations.  For the remaining loan, the Company extended the maturity date of the loan as part of a forbearance agreement that was completed in January 2019.

The Company closely monitors delinquency in loans modified in a troubled debt restructuring as an early indicator for future default. If loans modified in a troubled debt restructuring subsequently default, management evaluates such loans for potential further impairment. Because of this evaluation, the Company may increase specific reserves or may make adjustments in the allocation of reserves for loan losses.

As of March 31, 2019, the Company has not committed additional funds to be advanced in connection with loans modified as troubled debt restructurings.

Note 5: Investment in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). The Valencia Hills Project is a  joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project as part of the agreement. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in  a joint venture. The Company’s initial investment in the joint venture was $900 thousand, which was equal to its carrying value in the foreclosed asset at December 31, 2015.

The joint venture incurred no gains or losses for the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018,  the value of the Company’s investment in the property is $887 thousand. Management has conducted an evaluation of the investment as of March 31, 2019 and has determined that the investment is not impaired.

Note 6: Revenue Recognition

Pursuant to the adoption of ASC 606, the following disclosures discuss the Company's revenue recognition accounting policies. The Company recognizes two primary types of revenue: interest income and non-interest income.

Interest Income

The Company’s principal source of revenue is interest income from loans, which is not within the scope of ASC 606. In addition, certain non-interest income streams, such as fees associated with loan servicing, are also not within the scope of ASC 606.

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

	Three months ended
	March 31,
	2019	2018
Non-interest income
Wealth advisory fees	$61	$49
Investment brokerage fees	67	107
Lending fees (1)	47	46
Other non-interest income	2	23
Total non-interest income	$177	$225
(1) Not within scope of ASC 606

The following is a description of principal activities from which the Company generates non-interest income revenue. The Company recognizes revenues as it satisfies the obligations with its clients, service partners, and borrowers in an amount that reflects the consideration that the Company expects to receive in exchange for providing those services.

Wealth advisory fees

Wealth advisory fees are generally recognized over time as services are rendered and are based on either a percentage of the market value of the assets under management, or as a fixed fee based on the services provided to the client. The Company’s delivery of these services represents its related performance obligations. Fees are calculated quarterly and are usually collected at the beginning of the period from the client’s account and recognized ratably over the related billing period as the performance obligation is fulfilled. Any commissions or referral fees paid related to this revenue are also recognized ratably over the related billing period as the performance obligation is fulfilled.

Investment brokerage fees

Investment brokerage fees arise from the selling, distribution, and trade execution services. The Company’s execution of these services fulfills its related performance obligations.

The Company also offers sales and distribution services, and earns commissions through the sale of annuity and mutual fund products. The Company acts as an agent in these transactions and recognizes revenue at a point in time when the customer executes a contract with a product carrier. The Company may also receive trailing commissions and 12b-1 fees related to mutual fund and annuity products, and recognizes this revenue in the period that they are realized since the revenue cannot be accurately predicted at the time the policy becomes effective.

The Company earns and recognizes trade execution commissions on the trade date, which is when the Company fulfills its performance obligation. Payment for the trade execution is due on the settlement date.

Other non-interest income

Other non-interest income includes fees earned based on service contracts the Company has entered into with credit unions. Revenue is recognized monthly based on the terms of the contracts, which require monthly payments for the services we perform.

Note 7: Loan Sales

The following table shows the amount of loan participation sales and the resulting changes in servicing assets recorded during the three month periods ended March 31, 2019 and 2018, and the year ended December 31, 2018. Management amortizes servicing assets using the interest method as an adjustment to servicing fee income.

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Three months ended		Year ended
	March 31,		December 31,
	2019	2018	2018
Loan participation interests sold by the Company	$—	$3,200	$4,254

Servicing Assets
Balance, beginning of period	$212	$270	$270
Additions:
Servicing obligations from sale of loan participations	—	—	21
Subtractions:
Amortization	(38)	(19)	(79)
Balance, end of period	$174	$251	$212

Note 8: Premises and Equipment

The table below summarizes the premises and equipment owned by the Company (dollars in thousands):

	As of
	March 31,	December 31,
	2019	2018

Furniture and office equipment	$495	$491
Computer system	231	231
Leasehold improvements	25	25
Total premises and equipment	751	747
Less accumulated depreciation and amortization	(668)	(660)
Premises and equipment, net	$83	$87

(dollars in thousands)	2019	2018

Depreciation and amortization expense for the three months ended March 31,	$8	$8

Note 9: NCUA Credit Facilities

The Company has two secured credit facilities with the NCUA: the “WesCorp Credit Facility Extension”, and the “MU Credit Facility”. The facilities are non-revolving and do not have an option to renew or extend additional credit. Additionally, the facilities do not contain a prepayment penalty. To securitize the loans, the Company may pledge either qualifying mortgage loans or cash as collateral. As of March 31, 2019, all collateral pledged are characterized as qualifying mortgage loans. In addition, the credit facilities include a number of borrower covenants. The Company is in compliance with these covenants as of March 31, 2019 and December 31, 2018, respectively.

The following table summarizes the terms of each facility as of March 31, 2019 (dollars in millions):

	Maturity Date	Amount Outstanding	Amount of Loan Collateral Pledged	Interest Rate	Interest Calculation
MU Credit Facility	11/1/2026	$58.52	$76.50	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month
WesCorp Credit Facility Extension	11/1/2026	$16.74	$22.17	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month

Future principal contractual payments of the Company’s borrowings from financial institutions during the twelve-month periods ending each March 31 are as follows (dollars in thousands):

2020	$5,079
2021	5,240
2022	5,374
2023	5,511
2024	5,649
Thereafter	48,408
$75,261

Note 10: Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of
		March 31, 2019
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate
Class A Offering	Unsecured	$6,832	4.31%
Class 1 Offering	Unsecured	27,681	4.04%
Class 1A Offering	Unsecured	32,709	3.88%
Public Offering Total		$67,222	3.99%

Private Offerings
Special Subordinated Notes	Unsecured	$11,328	4.99%
Secured Notes	Secured	9,258	3.88%
Private Offering Total		$20,586	4.49%

Total Notes Payable		$87,808	4.11%
Notes Payable Totals by Security
Unsecured Total	Unsecured	$78,550	4.13%
Secured Total	Secured	$9,258	3.88%

Future maturities for the Company’s investor notes during the twelve-month periods ending each March 31 are as follows (dollars in thousands):

2020	$21,855
2021	19,965
2022	18,747
2023	4,942
2024	22,299
$87,808

Debt issuance costs related to the Company’s notes payable were $93 thousand and $92 thousand at March 31, 2019 and December 31, 2018, respectively.

The notes are payable to investors who have purchased the securities. Notes pay interest at stated spreads over an index rate. The investor may reinvest the interest or have the interest paid to them at their option. The Company may repurchase all or a portion of notes at any time at its sole discretion. In addition, the Company may allow investors to redeem their notes prior to maturity at its sole discretion.

SEC Registered Public Offerings

Class A Offering.

In April 2008, the Company registered its Class A Notes with the SEC. The Company discontinued the sale of its Class A Note Offering when the offering expired on December 31, 2015. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note that allows borrowers to increase their interest rate once a year with certain limitations. The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of March 31, 2019 and December 31, 2018. The Company issued the Class 1A Notes under a Trust Indenture entered into between the Company and U.S. Bank National Association (“US Bank”).

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of March 31, 2019 and December 31, 2018. The Company issued The Class 1 Notes under a Trust Indenture between the Company and U.S. Bank.

Class 1A Offering.

In February 2018, the Company launched its Class 1A Notes Offering. Pursuant to a Registration Statement declared effective on February 27, 2018, the Company registered $90 million of its Class 1A Notes in two series – fixed and variable notes. The Class 1A Notes are unsecured. The interest rate paid on the Fixed Series Notes is determined in reference to a Constant Maturity Treasury Index published by the U.S. Department of Treasury (“CMT Index”) in effect on the date that the note is issued plus a rate spread as described in the Company’s Class 1A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate. The Company issued the Class 1A Notes under a Trust Indenture entered into between the Company and U.S. Bank.

Private Offerings

Secured Investment Certificates (“Secured Notes”).

In January 2015, the Company began offering Secured Notes under a private placement memorandum pursuant to the requirements of Rule 506 of Regulation D. Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.

The Company secures these notes by pledging either cash or loans receivable as collateral. The collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. Said another way, every dollar of cash collateralizes one dollar of secured notes and every $1.05 of loans receivable collateralizes one dollar of secured notes. At

March 31, 2019 and December 31, 2018, the loans receivable collateral securing the Secured Notes had an outstanding balance of $13.29 million and $10.9 million, respectively. The March 31, 2019 and December 31, 2018 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of March 31, 2019 and December 31, 2018, no cash was pledged for the benefit of the Secured Notes. The Company’s 2015 Secured Note offering terminated on December 31, 2017.

Effective as of April 30, 2018, the Company launched a new $80 million secured note offering. The Company issued the 2018 Secured Note offering pursuant to a Loan and Security Agreement. This agreement includes the same terms and conditions previously set forth in its 2015 Secured Note offering.

Series 1 Subordinated Capital Notes (“Subordinated Notes”).

In June 2018, the Company amended the offer and sale of its Subordinated Notes initially launched in February 2013. The Company offers the notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D. The Company offers the Subordinated Notes with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps.

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at March 31, 2019 and December 31, 2018.

Special Offering Notes.

Special Offering Notes are unsecured general obligation notes having various terms. The Company has issued these Notes over the past several years to ministries, ministry-related organizations, and individuals. Except for a small number of investors (in total not exceeding 35 individuals), the holders of these Notes are accredited investors within the meaning of Regulation D under the 1933 Securities Act. The Company may continue to sell these debt securities to eligible investors on an individual, negotiated basis, as it deems appropriate and provided the sale comply with exemptions from registration or qualifications under federal and applicable state securities laws.

Note 11: Commitments and Contingencies

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

The contractual amount of these commitments represents the Company’s exposure to credit loss. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	March 31, 2019	December 31, 2018
Undisbursed loans	$1,323	$1,919

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. As of March 31, 2019, the Company is a defendant in a wrongful termination of employment lawsuit. The Company is contesting the claim and at March 31, 2019, the Company’s liabilities include an accrual of $16 thousand for litigation-related expenses incurred in connection with this claim. Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and management cannot predict the ultimate outcome.

Operating Leases

The Company has lease agreements for its offices in Brea and Fresno, California. The Company renewed its Brea office lease in January 2019 for an additional five-year term. The lease does not contain any additional options to renew. The Fresno office lease expires in 2020. There are no options to renew in the lease agreement. The Company has determined that both leases are operating leases.

Beginning on January 1, 2019, the Company has recorded right-of-use assets and lease liabilities in accordance with ASU 2016-02.  The Company has elected not to reassess expired or existing leases for changes in classification. The Company has elected not to use hindsight to determine the term of existing leases and is using the term of the current lease agreements in its right-of-use asset calculations. As the interest rates implicit in the leases were not readily available, the Company used its incremental borrowing rates to determine the discount rates used in the asset calculations.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Year ended
	March 31,		December 31,
	2019	2018	2018
Lease cost
Operating lease cost	$43	$36	$143
Other information
Cash paid for operating leases	41	37	149
Right-of-use assets obtained in exchange for operating lease liabilities	680	—	—
Weighted average remaining lease term (in years)	4.60	0.75	1.25
Weighted-average discount rate	4.78%	—%	—%

Future minimum lease payments and lease costs for the twelve months ending March 31 are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2020	$166	$173
2021	143	146
2022	147	146
2023	151	146
2024	116	110
Total	$723	$721

Note 12: Preferred and Common Units under LLC Structure

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

The Series A Preferred Units have a liquidation preference of $100 per unit and have no voting rights. They are also subject to redemption in whole or in part at the Company’s election on December 31 of any year for an amount equal to the liquidation preference of each unit, plus any accrued and declared but unpaid quarterly dividends and preferred distributions on such units. The Series A Preferred Units have priority as to earnings and distributions over the Common Units. The resale of the Company’s Series A Preferred Units and Common Units are subject to the Company’s first right of refusal to purchase units proposed to be transferred. Upon the Company’s failure to pay quarterly dividends for four consecutive quarters, the holders of the Series A Preferred Units have the right to appoint two managers to its Board of Managers.

The Class A Common Units have voting rights, but have no liquidation preference or rights to dividends, unless declared.

Note 13: Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the three months ended March 31, 2019 and 2018 were $15 thousand and $28 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The amount is determined by and is calculated as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company has not made or approved a profit sharing contribution for the three months ended March 31, 2019.

Note 14: Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

The Company classifies measurements of fair value within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):`

		Fair Value Measurements at March 31, 2019 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$27,830		$27,830	$	$—	$27,830
Loans, net	143,610				142,324	142,324
Investments in joint venture	887				887	887
Accrued interest receivable	762				762	762
FINANCIAL LIABILITIES:
NCUA borrowings	$75,261	$		$	$56,211	$56,211
Notes payable	87,715				88,733	88,733
Other financial liabilities	373				373	373

		Fair Value Measurements at December 31, 2018 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$9,928	$9,928	$—	$—	$9,928
Loans, net	143,380	—	—	140,989	140,989
Investments in joint venture	887	—	—	887	887
Accrued interest receivable	711	—	—	711	711
FINANCIAL LIABILITIES:
NCUA borrowings	$76,515	$—	$—	$57,386	$57,386
Notes payable	68,300	—	—	68,865	68,865
Other financial liabilities	356	—	—	356	356

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2019 and December 31, 2018.

The Company used the following methods and assumptions to estimate the fair value of financial instruments:

Cash – The carrying amounts reported in the balance sheets approximate fair value for cash.

Loans – Management estimates fair value by discounting the future cash flows of the loans. The discount rate the Company uses is the current average rates at which it would make loans to borrowers with similar credit ratings and for the same remaining maturities.

Investments – Management estimates fair value by analyzing the operations and marketability of the underlying investment to determine if the investment is other-than-temporarily impaired.

Notes Payable – Management estimates the fair value of fixed maturity notes by discounting the future cash flows of the notes. The discount rate the Company uses is the rates currently offered for notes payable of similar remaining maturities. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the notes.

NCUA Borrowings – Management estimates the fair value of borrowings from financial institutions discounting the future cash flows of the borrowings. The discount rate the Company uses is the current incremental borrowing rates for similar types of borrowing arrangements. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the notes.

Off-Balance Sheet Instruments – The fair value of loan commitments is based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2019 and December 31, 2018.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2019:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$10,663	$10,663
Investment in joint venture	—	—	887	887
Total	$—	$—	$11,550	$11,550

Assets at December 31, 2018:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$11,616	$11,616
Investment in joint venture	—	—	887	887
Total	$—	$—	$12,503	$12,503

Activity in Level 3 assets is as follows for the three months ended March 31, 2019 and for the year ended December 31, 2018 (dollars in thousands):

Impaired loans (net of allowance and discount)
Balance, December 31, 2018	$11,616
Changes in allowance and discount	595
Loan payments, payoffs, and sales	(1,548)
Balance, March 31, 2019	$10,663

Investments in joint venture (net of allowance and discount)
Balance, December 31, 2018	$887
Pro rata share of joint venture losses	—
Balance, March 31, 2019	$887

Impaired loans (net of allowance and discount)
Balance, December 31, 2017	$6,135
Changes in allowance and discount	(306)
Loans that became impaired	7,620
Loan payments and payoffs	(1,833)
Balance, December 31, 2018	$11,616

Investment in joint venture (net of allowance and discount)
Balance, December 31, 2017	$896
Pro rata share of joint venture income	(9)
Balance, December 31, 2018	$887

Impaired Loans

Collateral-dependent impaired loans are carried at the fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral. The fair value of collateral is determined based on appraisals. In some cases, the Company has adjusted the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market and in the collateral. When the Company has made significant adjustments based on unobservable inputs, management categorizes the resulting fair value measurement as a Level 3 measurement. Otherwise, the Company categorizes collateral-dependent impaired loans under Level 2.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

March 31, 2019
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$10,663	Discounted appraised value	Selling cost / Estimated market decrease	15% - 75% (26%)
Investment in joint venture	$887	Internal evaluations	Estimated future market value	0% (0%)

December 31, 2018
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$11,616	Discounted appraised value	Selling cost / Estimated market decrease	15% - 72% (33%)
Investment in joint venture	$887	Internal evaluations	Estimated future market value	0% (0%)

Note 15: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2018 and 2016, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2018 and 2017, MP Realty has federal and state net operating loss carryforwards of approximately $407 thousand and $402 thousand, respectively, which begin to expire in 2030. Management assessed its ability to realize the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at March 31, 2019 and December 31, 2018.

Tax years ended December 31, 2015 through December 31, 2018 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2014 through December 31, 2018 remain subject to examination by the California Franchise Tax Board.

Note 16: Segment Information

The Company's reportable segments are strategic business units that offer different products and services. The Company manages the segments separately because each business requires different management, personnel proficiencies, and marketing strategies.

The Company has two reportable segments that represent the primary businesses reported in the consolidated financial statements: the finance company (the parent company), and the broker-dealer (MP Securities). The finance company segment uses funds from the sale of debt securities, income from operations, and the sale of loan participations to originate or purchase mortgage loans. The finance company also services loans. The broker-dealer segment generates fee income by selling debt securities and other investment products, as well as providing investment advisory services.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management accounts for intersegment revenues and expenses at amounts that assume the Company entered into the transaction with unrelated third parties at the current market prices at the time of the transaction. Management evaluates the performance of each segment based on net income or loss before provision for income taxes and LLC fees.

Financial information with respect to the reportable segments for the three months ended March 31, 2019 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,507	$436	$—	$(307)	$2,636
Total non-interest expense and prov. for tax	942	248	(2)	—	1,188
Net profit (loss)	279	188	2	(108)	361

Financial information with respect to the reportable segments for the three months ended March 31, 2018 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,409	$288	$—	$(131)	$2,566
Total non-interest expense and prov. for tax	969	283	6	—	1,258
Net profit (loss)	(12)	5	(6)	72	59

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with our December 31, 2018 Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the following:

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

OVERVIEW

The Company generates its revenue primarily through its church lending portfolio and secondarily through its broker-dealer operations. While we generate the majority of our revenue through interest income, our strategy is to diversify our revenue sources. A diversified revenue stream may reduce the risk to the Company if economic factors, such as changes in interest rates, decrease our interest income. We are also focusing on improving our operating efficiency. Reducing expenses while maintaining or increasing revenue improves the Company’s capital position, which helps mitigate risk in economic down cycles. In addition, we are focusing on reducing risk to our lending revenue by improving the quality of our loan portfolio, assessing the financial strength of our borrowers, and working with our impaired loans to restructure, refinance, and/or liquidate these investments when necessary.

Financial Condition

This discussion focuses on the overall performance of our balance sheet. Like most other financial institutions, the balance sheet is the primary driver of our net income.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

			Comparison
	2019	2018	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$27,779	$9,877	$17,902	181%
Restricted cash	51	51	—	—%
Loans receivable, net of allowance for loan losses of $1,971 and $2,480 as of March 31, 2019 and December 31, 2018, respectively	143,610	143,380	230	0%
Accrued interest receivable	762	711	51	7%
Investment in joint venture	887	887	—	—%
Property and equipment, net	83	87	(4)	(5%)
Servicing assets	174	212	(38)	(18%)
Right-of-use assets	645	—	645	100%
Other assets	427	234	193	82%
Total assets	$174,418	$155,439	$18,979	12%
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$75,261	$76,515	$(1,254)	(2%)
Notes payable, net of debt issuance costs of $93 and $92 as of March 31, 2019 and December 31, 2018, respectively	87,715	68,300	19,415	28%
Accrued interest payable	260	249	11	4%
Lease liabilities	647	—	647	100%
Other liabilities	756	844	(88)	(10%)
Total liabilities	164,639	145,908	18,731	13%
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated deficit	(3,445)	(3,693)	248	(7%)
Total members' equity	9,779	9,531	248	3%
Total liabilities and members' equity	$174,418	$155,439	$18,979	12%

General

Total assets increased by $19.0 million, or 12%, at March 31, 2019 as compared to December 31, 2018. This increase was primarily due to an increase in cash received through an increase in sales of investor notes payable. Notes payable increased by $19.4 million. Loans receivable was relatively flat for the quarter with a small increase of $230 thousand. The Company purchased $2.3 million in loan participation interests and originated $2.2 million in loans receivable during the three months ended March 31, 2019. $4.5 million in principal payments on loan receivable offsets this increase in loans receivable.

Our portfolio consists entirely of loans made to evangelical churches and ministries with approximately 99% of these loans secured by real estate. The loans in our portfolio carried a weighted average interest rate of 6.51% at March 31, 2019 and 6.44% at December 31, 2018.

During the three months ended March 31, 2019, we sold $21.4 million in new investor notes compared to $1.5 million in the three months ended March 31, 2018.  This increase was mostly due to a few large institutional investments made in our investor notes near the end of the period. Some of these funds were invested short-term in variable notes until the investor moves them into other, non-proprietary investment options.  Our variable notes allow for the withdrawal of principal or interest at the investor’s discretion.

Non-performing Assets

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, foreclosed assets, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.

•	Non-accrual loans represent loans on which we have stopped accruing interest.
•	Restructured loans are loans in which we have granted the borrower a concession on the interest rate or the original repayment terms due to financial distress.
•	Foreclosed assets are real properties that we have repossessed through foreclosure and we now hold as an asset of the Company.

We closely monitor these non-performing assets on an ongoing basis as part of our loan review and workout process. Management evaluates the potential risk of loss on these loans by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.

From time to time, we determine that certain non-accrual loans are collateral-dependent. When a loan is deemed to be collateral-dependent, the repayment of principal will involve the sale or operation of collateral securing the loan. For these loans, we record any interest payment we receive in one of two methods. If the Company deems that the recorded investment of the loan is fully collectable, we will recognize income on the interest payment received on the cash basis. If we deem that the recorded investment is not fully collectable, we will record any interest payment we receive against principal. For non-collateral-dependent loans that are on non-accrual status, we recognize income on a cash basis.

We had 10 non-accrual loans as of March 31, 2019 and 11 as of December 31, 2018. The decrease is due to one of our non-accrual loans paying off. This payoff also decreased the balance of our impaired loans at March 31, 2019 as compared to December 31, 2018.

At March 31, 2019 and December 31, 2018, we had eight and nine restructured loans, respectively, that were on non-accrual status. Four of these loans were over 90 days delinquent at March 31, 2019. In addition, we have one restructured collateral-dependent loan on accrual status as of March 31, 2019.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	March 31, 2019	December 31, 2018
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days	$6,281	$7,096
Troubled Debt Restructurings[2]	4,276	2,706
Other Impaired Loans	1,496	3,799
Total Collateral-Dependent Loans	12,053	13,601
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	—	—
Total Non-Collateral-Dependent Loans	—	—
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	12,053	13,601
Foreclosed Assets[3]	—	—
Total Non-performing Assets	$12,053	$13,601

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal
[2] Includes $2.6 million of restructured loans that were over 90 days delinquent as of March 31, 2019.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

The following is a summary of the recorded balance of our non-performing loans (dollars in thousands):

	March 31,	December 31,	March 31,
	2019	2018	2018
Impaired loans with an allowance for loan loss	$4,097	$5,621	$5,423
Impaired loans without an allowance for loan loss	7,956	7,980	3,679
Total impaired loans	$12,053	$13,601	$9,102

Allowance for loan losses related to impaired loans	$892	$1,463	$1,293
Total non-accrual loans	$8,564	$10,098	$8,207
Total loans past due 90 days or more and still accruing	$—	$—	$—

Allowance for Loan Losses

We maintain an allowance for loan losses that we consider adequate to cover both the inherent risk of loss associated with the loan portfolio as well as the risk associated with specific loans.

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

In addition, we include additional general reserves for our loans if the collateral for the loan is a junior lien or is unsecured. We segregate our loans into pools based on risk rating when we perform our analysis in order to increase the accuracy when determining the potential impact these factors have on our portfolio. We weight the risk factors based upon the quality of the loans in the pool. In general, we give risk factors a higher weighting for lower quality loans, which results in greater general reserves related to these loans. We evaluate these factors on a quarterly basis to ensure that we have adequately addressed the risks inherent in our loan portfolio.

We also examine our entire loan portfolio regularly to identify individual loans that we believe have a greater risk of loss than is addressed by the general reserves. These are identified by examining delinquency reports, both current and historic, monitoring collateral value, and performing a periodic review of borrower financial statements. For loans that are collateral-dependent, management first determines the amount of the loan investment at risk, defined as the unpaid principal balance, net of discounts, less the collateral value net of estimated costs associated with selling a foreclosed property. The total amount of the loan investment at risk is reserved. For impaired loans that are not collateral-dependent, management will record an impairment based on the present value of expected future cash flows. We review loans that carry a specific reserve quarterly, although we will adjust our reserves more frequently if we receive additional information regarding the loan’s status or its underlying collateral.

Finally, for non-collateral-dependent trouble debt restructurings we use a net present value method for the allowance calculation. Reserves for these loans are determined by calculating the net present value of payment streams we expect to receive from a restructured loan at its modified terms as compared to what would have been received from the loan according to its original terms. We then discount these expected cash flows at the original interest rate on the loan. Management records these reserves at the time of the restructuring. We report the change in the present value of cash flows attributable to the passage of time as interest income.

The process of providing an adequate allowance for loan losses involves discretion on the part of management and we strive to maintain the allowance at a level that compensates for losses that may arise from unknown conditions.  As a result, losses may differ from current estimates made by management.

The following chart details our allowance for loan losses:

	Allowance for Loan Losses
	as of and for the
	Three months ended		Year ended
	March 31,		December 31,
	2019	2018	2018
Balances:	($ in thousands)
Average total loans outstanding during period	$147,597	$150,284	$145,617
Total loans outstanding at end of the period	$146,980	$148,379	$147,335
Allowance for loan losses:
Balance at the beginning of period	$2,480	$2,097	$2,097
Provision (credit) charged to expense	(152)	63	666
Charge-offs
Wholly-Owned First	(499)	—	(283)
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	(499)	—	(283)
Recoveries
Wholly-Owned First	142	—	—
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	142	—	—
Net loan charge-offs	(357)	—	(283)
Accretion of allowance related to restructured loans	—	—	—
Balance	$1,971	$2,160	$2,480

Ratios:
Net loan charge-offs to average total loans	0.24%	0.00%	0.19%
Provision for loan losses to average total loans	(0.10)%	0.04%	0.46%
Allowance for loan losses to total loans at the end of the period	1.34%	1.46%	1.68%
Allowance for loan losses to non-performing loans	16.35%	23.73%	18.23%
Net loan charge-offs to allowance for loan losses at the end of the period	18.11%	0.00%	11.41%
Net loan charge-offs to provision for loan losses	(234.87)%	0.00%	42.49%

Charge-offs for the three months ended March 31, 2019 were primarily due to one impaired loan, which we charged down due to management’s belief that we will not receive the total unpaid balance of our investment in the loan. Recoveries were due to an impaired loan that paid off during the quarter.

Investment in Joint Venture

The investment in the joint venture is described in “Note 5: Investments in Joint Venture” in Part I of this Report. The purpose of the joint venture is to develop and sell property we acquired as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.

Other Assets

The majority of our other assets include prepaid assets and servicing assets. At March 31, 2019, our other assets increased by $193 thousand compared to the year ended December 31, 2018.  This was due to an increase in prepaid insurance premiums. In addition, because of the implementation of ASU No. 2016-02 we added a right-of-use asset of $645 thousand as of March 31, 2019.

NCUA Borrowings

As shown on the Comparison of Financial Condition above, our NCUA borrowings decreased by $1.25 million for the quarter ended March 31, 2019. This decrease is the result of regular monthly payments made on the credit facilities.

Notes Payable

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to them and their clients. At the same time, MP Securities and its staff of sales personnel has increased our customer base through marketing efforts made to individual investors. For the quarter ended March 31, 2019, our investor notes payable increased by $19.4 million. As described above, this increase was mostly due to a few large institutional investments made near the end of the quarter.  The total sum of notes payable on the balance sheet presents our notes payable net of debt issuance costs, which have increased from $92 thousand at December 31, 2018 to $93 thousand at March 31, 2019.

Other liabilities

Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions’ payable to our employees. At March 31, 2019, our other liabilities decreased by $88 thousand as compared to the year ended December 31, 2018.  Due to the implementation of ASU No. 2016-02, we added a lease liability of $647 thousand as of March 31, 2019.

Members’ Equity

For the quarter ended March 31, 2019 total members’ equity increased by $248 thousand due to net income net income of $361 thousand and dividend expense of $113 thousand. We did not repurchase or sell any membership equity units during the quarter ended March 31, 2019.

Liquidity and Capital Resources

March 31, 2019 vs. March 31, 2018

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

We are also susceptible to withdrawal requests made by investors, ministries, and churches that have made large investments in our notes that can adversely affect our liquidity. We believe that our available cash, cash flow from operations, net interest income, and other fee income will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe we could sell a portion of our mortgage loan investments at par to raise additional cash; however, we also must maintain adequate collateral consisting of loans receivable and cash to secure our NCUA credit facilities.

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 30% at March 31, 2019, which is above the minimum set by our policy. This was an increase from 16% at March 31, 2018 primarily due to investments made by institutional investors in our investor notes during the quarter ended March 31, 2019.

We review our liquidity position on a regular basis based upon our current position and expected trends of loan closings and sales of investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs. Some of the material liquidity events that would adversely affect our business are:

•	if we are unable to continue our offering of investor notes in public and private offerings for any reason;
•	we incur sudden withdrawals by multiple investors in our investor notes;
•	a substantial portion of our investor notes that mature during the next twelve months are not renewed; or
•	we are unable to obtain capital from sales of our mortgage loan assets or other sources.

Debt Securities

The sale of our debt securities is a significant component in financing our mortgage loan investments. We continue to sell debt securities filed under a Registration Statement with the SEC to register $90 million of our Class 1A Notes. The SEC declared the Registration Statement effective on February 27, 2018 and it expires on December 31, 2020. We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes and we are offering $80 million in our Secured Notes under a private placement offering. Through sales of the Class 1A Notes and privately placed investor notes, we expect to fund new loans, which we can either hold for interest income or sell to participants to generate servicing income and gains on loan sales. We also use the cash we receive from investor note sales to fund general operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate has been stable over the last several years. MP Securities has also hired additional sales representatives that have enabled us to increase our client base, which has in turn positioned us to increase notes sales.

The table below shows the renewal rates of our maturing notes over the last three years.

2018	62%
2017	64%
2016	56%

The renewal rate for the quarter ended March 31, 2019 as compared to March 31, 2018 is as follows:

Three-month period ended March 31, 2019	86%
Three-month period ended March 31, 2018	56%

The lower renewal rate for the quarter ended March 31, 2018 is primarily due to the fact that we discontinued the sale of our Class 1 Notes on December 31, 2017 and were unable to sell our new Class 1A Notes until February 27, 2018 when our Class 1A Notes Registration Statement became effective.

NCUA Credit Facilities

We have funded a significant portion of our balance sheet through our NCUA credit facilities. Because these facilities have a long-term fixed rate until the facilities mature in 2026, they provide a stable cost of funds.

The table below is a summary of the Company’s NCUA credit facilities:

	Maturity Date	Amount Outstanding	Amount of Loan Collateral Pledged	Interest Rate	Interest Calculation
MU Credit Facility	11/1/2026	$58.52	$76.50	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month
WesCorp Credit Facility Extension	11/1/2026	$16.74	$22.17	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month

We cannot borrow additional funds on these facilities; therefore, we will need to replace any principal paid on the facilities through another source. If we cannot find an alternative source of funding, we will have to shrink our balance sheet, which may reduce our net interest income. As of the date of this Report, our only source of funds to pay down our NCUA credit facilities are our earnings and the debt securities we sell.

The following table shows the maturity schedule on our NCUA credit facilities for the next five years and thereafter as of March 31, 2019:

2020	$5,079
2021	5,240
2022	5,374
2023	5,511
2024	5,649
Thereafter	48,408
$75,261

Debt Covenants

Under our NCUA credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of March 31, 2019, we are in compliance with our covenants on our notes payable and NCUA borrowings.

•	For additional information regarding our notes payable, refer to “Note 10. Notes Payable”, in the notes to consolidated financial statements included in this Report beginning at page F-1.
•	For additional information on our credit facilities, refer to “Note 9. NCUA Credit Facilities”, in the notes to consolidated financial statements included in this Report beginning at page F-1.

Results of Operations

Net Interest Income and Net Interest Margin

Historically, our earnings have primarily depended upon our net interest income.

•

Net interest income is the difference between the interest income we receive from our loans and cash on deposit (“interest-earning assets”) and the interest paid on our debt securities and credit facility borrowings.

•	Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$14,278	$58	1.65%	$11,951	$13	0.44%
Interest-earning loans [1]	138,382	2,401	7.06%	137,547	2,328	6.86%
Total interest-earning assets	152,660	2,459	6.55%	149,498	2,341	6.35%
Non-interest-earning assets	7,700	—	—%	10,893	—	—%
Total Assets	160,360	2,459	6.24%	160,391	2,341	5.92%

Liabilities:
Notes payable gross of debt issuance costs	73,414	744	4.12%	69,030	668	3.92%
NCUA borrowings	76,060	474	2.53%	81,071	499	2.53%
Total interest-bearing liabilities	149,474	1,218	3.31%	150,101	1,167	3.15%
Debt issuance cost		21			19
Total interest-bearing liabilities net of debt issuance cost	$149,474	1,239	3.37%	$150,101	1,186	3.20%

Net interest income		$1,220			$1,155
Net interest margin			3.25%			3.13%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2019 vs. 2018
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$3	$42	$45
Interest-earning loans	8	65	73
Total interest-earning assets	11	107	118
Increase (Decrease) in Interest Expense:
Notes payable gross of debt issuance costs	35	41	76
NCUA borrowings	(25)	—	(25)
Debt issuance cost	—	2	2
Total interest-bearing liabilities	10	43	53
Change in net interest income	$1	$64	$65

Net interest income increased 6%, or $65 thousand, to $1.2 million for the quarter ended March 31, 2019. Net interest margin increased 12 basis points to 3.25% for the three months ended March 31, 2019.

Interest income on total interest-earning assets increased by $118 thousand for the three-month periods ended March 31, 2019 compared March 31, 2018. A rate variance on interest-earning accounts with other financial institutions accounted for $42 thousand of this increase. This was due to an increase in average yield on these accounts of 121 basis points. The increase was due to two factors. First, overall market interest rates have increased over the last twelve months. Second, we have allocated a higher percent of our funds to higher interest-earning accounts. In addition, a rate variance on interest-earning loans accounted for $65 thousand of the increase on interest-earning assets due to a higher portfolio rate. The weighted average rate on the loan portfolio increased from 6.35% to 6.51% from March 31, 2018 to March 31, 2019.

Total interest expense increased by $53 thousand for the three months ended March 31, 2019 compared to March 31, 2018. Interest expense on investor notes payable increased by $76 thousand while interest expense on NCUA borrowings decreased by $25 thousand. Interest expense on notes payable increased due to both a volume and rate variance. The average balance on notes payable increased by $4.4 million due to the increase in notes payable previously described. The increase in interest expense on investor notes payable due to rate variance was primarily due to the increase in the underlying base index rates on our investor notes over the previous twelve months. The decrease in interest expense on NCUA borrowings is due to the fact that the average balance of the borrowings decreased by $5.0 million from March 31, 2018 to March 31, 2019. This decrease was due to the contractual principal payments made on the NCUA credit facilities.

Provision and non-interest income and expense

Three months ended	Comparison
March 31,

	(dollars in thousands)
	2019	2018	$ Difference	% Difference
Net interest income	$1,220	$1,155	$65	6%
Provision (credit) charged to expense	(152)	63	(215)	100%
Net interest income after provision (credit) for loan losses	1,372	1,092	280	26%
Total non-interest income	177	225	(48)	(21%)
Total non-interest expenses	1,185	1,252	(67)	(5%)
Income before provision for income taxes	364	65	299	460%
Provision for income taxes and state LLC fees	3	6	(3)	(50%)
Net income	$361	$59	$302	512%

Provision

Net interest income after provision for loan losses increased by $280 thousand for the quarter ended March 31, 2019 over the quarter ended March 31, 2018. This increase was due to a credit in provision expense related to the payoff of an impaired loan for which we had recorded specific reserves.

Non-interest income

The decrease in non-interest income of $48 thousand shown above was due to several factors. Other lending income decreased by $20 thousand because of a decrease in management services fee income. In addition, broker-dealer commissions and fees decreased $28 thousand for the quarter ended March 31, 2019 over the quarter ended March 31, 2018.

Non-interest expenses

The decrease in non-interest expenses of $67 thousand was primarily due to a reduction of $60 thousand in legal and accounting and a $43 thousand decrease in salaries and benefit expenses. The reduction in legal and accounting was due to timing differences in billing rather than a change in the services provided. Salaries and benefit expenses decreased primarily due a reduction in staff for the quarter ended March 31, 2019 compared to March 31, 2018.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2019.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three months ended March 31, 2019.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio.  We consider litigation related to our loan portfolio to be routine to the conduct of our business.  As of March 31, 2019 and subject to the matter described below, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Item 1A.  Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:  None

Item 3: Defaults upon Senior Securities: None

Item 4: Mine Safety Disclosure: None

Item 5: Other Information: None

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three-month periods ended March 31, 2019 and 2018; (ii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (iii) Consolidated  Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (iv) Notes to Consolidated Financial Statements.

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

Dated: May 10, 2019

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer