Form 10-Q
period 2019-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2019-08-09
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

At June 30, 2019, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(Dollars in thousands Except Unit Data)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets:
Cash	$19,353	$9,877
Restricted cash	52	51
Loans receivable, net of allowance for loan losses of $1,600 and $2,480 as of June 30, 2019 and December 31, 2018, respectively	140,433	143,380
Accrued interest receivable	741	711
Investment in joint venture	887	887
Property and equipment, net	202	87
Foreclosed assets, net	479	—
Servicing assets	117	212
Right-of-use assets	609	—
Other assets	416	234
Total assets	$163,289	$155,439
Liabilities and members’ equity
Liabilities:
NCUA credit facilities	$73,994	$76,515
Notes payable, net of debt issuance costs of $88 and $92 as of June 30, 2019 and December 31, 2018, respectively	74,896	68,300
Accrued interest payable	266	249
Lease liabilities	613	—
Other liabilities	2,763	844
Total liabilities	152,532	145,908
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2019 and December 31, 2018 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2019 and December 31, 2018; See Note 13	1,509	1,509
Accumulated deficit	(2,467)	(3,693)
Total members' equity	10,757	9,531
Total liabilities and members' equity	$163,289	$155,439

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (Unaudited)

For the three and six month periods ended June 30, 2019 and 2018

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Interest on loans	$2,367	$2,308	$4,768	$4,636
Interest on interest-bearing accounts	104	16	162	29
Total interest income	2,471	2,324	4,930	4,665
Interest expense:
NCUA Credit Facilities	471	508	944	1,007
Notes payable	847	701	1,613	1,388
Total interest expense	1,318	1,209	2,557	2,395
Net interest income	1,153	1,115	2,373	2,270
Provision (credit) for loan losses	(697)	75	(848)	138
Net interest income after provision for loan losses	1,850	1,040	3,221	2,132
Non-interest income:
Broker-dealer commissions and fees	684	103	812	259
Other lending income	19	70	68	139
Total non-interest income	703	173	880	398
Non-interest expenses:
Salaries and benefits	715	614	1,385	1,328
Marketing and promotion	141	49	201	86
Office occupancy	44	38	88	76
Office operations and other expenses	413	284	721	586
Legal and accounting	78	83	179	244
Total non-interest expenses	1,391	1,068	2,574	2,320
Income before provision for income taxes	1,162	145	1,527	210
Provision for income taxes and state LLC fees	5	5	9	11
Net income	$1,157	$140	$1,518	$199

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

(Dollars in thousands)

	Six months ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,518	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18	15
Amortization of deferred loan fees	(108)	(120)
Amortization of debt issuance costs	41	46
Provision for loan losses	(848)	138
Accretion of loan discount	(76)	(12)
Gain on sale of fixed assets	(1)	—
Changes in:
Accrued interest receivable	(30)	29
Other assets	(696)	(10)
Accrued interest payable	17	(6)
Other liabilities	2,433	(76)
Net cash provided by operating activities	2,268	203
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(2,255)	—
Loan originations	(4,345)	(5,316)
Loan sales	—	800
Loan principal collections	10,100	10,457
Purchase of property and equipment	(136)	(10)
Sale of property and equipment	4	—
Net cash provided by investing activities	3,368	5,931
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in NCUA borrowings	(2,521)	(2,462)
Net change in notes payable	6,592	(2,068)
Debt issuance costs	(37)	(68)
Dividends paid on preferred units	(193)	(223)
Net cash provided (used) by financing activities	3,841	(4,821)
Net increase in cash and restricted cash	9,477	1,313
Cash, cash equivalents, and restricted cash at beginning of period	9,928	9,965
Cash, cash equivalents, and restricted cash at end of period	$19,405	$11,278
Supplemental disclosures of cash flow information
Interest paid	$2,540	$2,401
Income taxes paid	20	27
Leased assets obtained in exchange of new operating lease liabilities	680	—
Transfer of loans to foreclosed assets	479	—
Dividends declared to preferred unit holders	207	88

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., and Ministry Partners Securities, LLC, conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of the Company’s accounting policies is included in its 2018 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2019 and for the six months ended June 30, 2019 and 2018 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of the results for the full year.

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company was formed in California in 1991. The Company’s primary operations are financing commercial real property secured loans and providing investment services for the benefit of evangelical churches, ministries, and individuals.

The Company’s wholly-owned subsidiaries are:

•	Ministry Partners Funding, LLC (“MPF”);
•	MP Realty Services, Inc., a California corporation (“MP Realty”); and
•	Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”).

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had no cash positions other than demand deposits as of June 30, 2019 and December 31, 2018.

The National Credit Union Insurance Fund insures a portion of the Company’s cash held at credit unions and the Federal Deposit Insurance Corporation insures a portion of cash held by the Company at other financial institutions. The Company maintains cash that may exceed insured limits. Management does not expect to incur losses in these cash accounts.

Reclassifications

The Company has made certain reclassifications to the 2018 financial statements to conform to the 2019 presentation. These reclassifications do not affect members’ equity or consolidated balance sheets for the six months ended June 30, 2019.

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

Interest Accrual on Loans Receivable

The Company accrues loan interest income daily. Management defers loan origination fees and costs generated in the process of making a loan. The Company amortizes these fees and costs as an adjustment to the related loan yield using the interest method.

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

Loan Portfolio Segments and Classes

Management separates the loan portfolio into portfolio segments for purposes of evaluating the allowance for loan losses. A portfolio segment is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The Company segments the loan portfolio based on loan types and the underlying risk factors present in each loan type. Management periodically reviews and revises such risk factors, as it deems appropriate.

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

Allowance for Loan Loss Evaluation

Management evaluates the allowance for loan losses on a regular basis. The Company establishes the allowance for loan losses based upon its periodic review of several factors management believes influences the collectability of the loans, including:

•	the Company’s loss history;

•	the characteristics and volume of the loan portfolio;
•	adverse conditions that may affect the borrower’s ability to repay;
•	the estimated value of any secured collateral; and
•	the current economic conditions.

This evaluation is subjective, as it requires estimates that are subject to significant revision as more information becomes available.

The allowance consists of general and specific components. The general component covers non-classified loans. Management bases the general reserve on the Company’s loss history adjusted for qualitative factors. These qualitative factors are significant factors management considers likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from its historical loss experience. Management adjusts these factors on an on-going basis, some of which include:

•	changes in lending policies and procedures, including changes in underwriting standards and collection;
•	changes in national, regional, and local economic and industry conditions that affect the collectability of the portfolio;
•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•	changes in the value of the collateral for collateral-dependent loans; and
•	the effect of credit concentrations.

Loans that management has classified as impaired receive a specific reserve. For such loans, an allowance is established when the carrying value of that loan is higher than the amount management expects to receive. Management uses multiple approaches to determine the amount the Company expects to receive. These include the discounted cash flow method, the loan’s underlying collateral value, or the observable market price of the impaired loan.

Impairment Analysis

All loans in the loan portfolio are subject to impairment analysis. The Company reviews its loan portfolio monthly by examining several data points. These include reviewing delinquency reports, any new information related to the financial condition of its borrowers, and any new appraisal or other collateral valuation. Through this process, the Company identifies potential impaired loans. Management generally deems a loan is impaired when current facts and circumstances indicate that it is probable that a borrower will be unable to make payments according to the loan agreement. If management has not already deemed a loan impaired, it will classify the loan as non-accrual when it becomes 90 days or more past due.

Management considers several factors when determining impairment status. These factors include the loan’s payment status, the value of any secured collateral, and the probability of collecting scheduled payments when due. Management generally does not classify loans that experience minor payment delays or shortfalls as impaired. Management determines the significance of payment delays or shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower. These circumstances include the length and reasons for the delay, the borrower's payment history, and the amount of the shortfall in relation to the principal and interest owed.

Management measures impairment on a loan-by-loan basis using one of three methods:

•	the present value of expected future cash flows discounted at the loan's effective interest rate;
•	the obtainable market price; or
•	the fair value of the collateral if the loan is collateral-dependent.

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

Management considers loans that it renews at below-market terms to be troubled debt restructurings if the below-market terms represent a concession due to the borrower’s troubled financial condition. The Company classifies troubled debt restructurings as impaired loans. For the loans that are not considered to be collateral-dependent, management measures troubled debt restructurings at the present value of estimated future cash flows using the loan's effective rate at start of the loan. The Company reports the change in the present value of cash flows related to the passage of time as interest income. If the loan is considered to be collateral-dependent, impairment is measured based on the fair value of the collateral.

Loan Charge-offs

Management charges off loans or portions thereof when it determines the loans or portions of the loans are uncollectible. The Company evaluates collectability periodically on all loans classified as “Loans of Lesser Quality.” Key factors management uses in assessing a loan’s collectability are the financial condition of the borrower, the value of any secured collateral, and the terms of any workout agreement between the Company and the borrower. In workout situations, the Company charges off the amount deemed uncollectible due to the terms of the workout, the inability of the borrower to make agreed upon payments, and the value of the collateral securing the loan.

Credit Quality Indicators

The Company has established a loan grading system to assist its management in analyzing and monitoring the loan portfolio. The Company classifies loans it considers lesser quality (“classified loans”) as watch, special mention, substandard, doubtful, or loss assets. The loan grading system is as follows:

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

Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income.

Interest Income

The Company’s principal source of revenue is interest income from loans, which is not within the scope of ASC 606.  Recognition of interest income is described above in the discussion of “Loans Receivable.”

Non-interest Income

Non-interest income includes revenue from various types of transactions and services provided to customers. The Company recognizes revenues as it satisfies the obligations with its clients, service partners, and borrowers in an amount that reflects the consideration that the Company expects to receive in exchange for providing those services.

Wealth advisory fees

Generally, management recognizes wealth advisory fees over time as the Company renders services to its clients. The Company receives these fees either based on a percentage of the market value of the assets under management, or as a fixed fee based on the services the Company provides to the client. The Company’s delivery of these services represents its related performance obligations. The Company typically collects the wealth advisory fees at the beginning of each quarter from the client’s account. Management recognizes these fees ratably over the related billing period as the Company fulfills its performance obligation. In addition, management recognizes any commissions or referral fees paid related to this revenue ratably over the related billing period as the Company fulfills its performance obligation.

Investment brokerage fees

Investment brokerage fees arise from the selling, distribution, and trade execution services. The Company’s execution of these services fulfills its related performance obligations.

The Company also offers sales and distribution services, and earns commissions through the sale of annuity and mutual fund products. The Company acts as an agent in these transactions and recognizes revenue at a point in time when the customer executes a contract with a product carrier. The Company may also receive trailing commissions and 12b-1 fees related to mutual fund and annuity products. Management recognizes this revenue in the period when it is earned, estimating the revenue if necessary based on the balance of the investment and the commission rate on the product.

The Company earns and recognizes trade execution commissions on the trade date, which is when the Company fulfills its performance obligation. Payment for the trade execution is due on the settlement date.

Lending Fees

Lending fees represent charges earned for services we provide as part of the lending process, such as late charges, servicing fees, and documentation fees.  Late charges are earned when paid.  Other lending fees are earned in the period when the service is performed.

Other non-interest income

Other non-interest income includes fees earned based on service contracts the Company has entered into with credit unions. Revenue is recognized monthly based on the terms of the contracts, which require monthly payments for the services we perform.

Foreclosed Assets

Management records assets acquired through foreclosure or other proceedings at fair market value less estimated costs of disposal. Management determines the fair value at the date of foreclosure, which establishes a new cost for the asset. After foreclosure, the Company carries the asset at the lower of cost or fair value, less estimated costs of disposal. Management evaluates these real estate assets regularly to ensure that the recorded amount is supported by the current fair value and, if necessary, ensuring that valuation allowances reduce the carrying amount to fair value less estimated costs of disposal. Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets. When the Company sells the foreclosed property, it recognizes a gain or loss on the sale equal to the difference between the sales proceeds received and the carrying amount of the property.

Transfers of Financial Assets

Management accounts for transfers of financial assets as sales when the Company has surrendered control over the asset. Management deems the Company has surrendered control over transferred assets when:

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

If the transaction does not meet either the participating interest or surrender of control criteria, management accounts for it as a secured borrowing arrangement.

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

The Company uses a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken in a tax return. The Company recognizes benefits from tax positions in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Management derecognizes previously recognized tax positions that no longer meet the more-likely-than-

not recognition threshold in the first subsequent financial reporting period in which that threshold is no longer met.

New accounting guidance

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to affect the Company’s consolidated financial statements, notably the level of the allowance for loan losses. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. A third-party software solution is being implemented to assist with the adoption of the standard. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that will be used under the new standard.

In July 2019, the FASB made a tentative decision to delay the effective date for the credit losses standard to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Company would be eligible for the proposed delay. Management is currently evaluating the impact of the proposed delay on its implementation project plan.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU removes, modifies, and adds certain disclosure requirements for fair value measurements. For example, public entities will no longer be required to disclose the valuation processes for Level 3 fair value measurements. However, they will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. In addition, entities may early adopt the modified or eliminated disclosure requirements and delay adoption of the additional disclosure requirements until the effective date. The Company does not believe the adoption of ASU No. 2018-13 will have a material impact on its consolidated financial statements, as the update only revises disclosure requirements.

Note 2: Pledge of Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings. This cash is restricted cash. At June 30, 2019 and December 31, 2018, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (dollars in thousands):

	June 30,		December 31,
	2019	2018	2018
Cash and cash equivalents	$19,353	$11,226	$9,877
Restricted cash	52	52	51
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$19,405	$11,278	$9,928

Amounts included in restricted cash represent funds the Company is required to set aside with the Central Registration Depository ("CRD") account with FINRA. Also included are funds the Company has deposited with RBC Dain as clearing deposits. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

ECCU related parties who serve on the Company’s Board of Managers:

ECCU Role	MPIC Role
Chairman of the Board	Member of Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2019	2018
Total funds held on deposit at ECCU	$110	$457
Loan participations purchased from and serviced by ECCU	3,824	9,190

Related party transactions of the Company (dollars in thousands):

	Three months ended
	June 30,
	2019	2018
Interest earned on funds held with ECCU	$—	$1
Interest income earned on loans purchased from ECCU	38	99
Fees paid to ECCU from MP Securities Networking Agreement	2	6
Income from Master Services Agreement with ECCU	14	6
Income from Successor Servicing Agreement with ECCU	2	2
Rent expense on lease agreement with ECCU	37	29

	Six months ended
	June 30,
	2019	2018
Interest earned on funds held with ECCU	$18	$2
Interest income earned on loans purchased from ECCU	75	198
Fees paid to ECCU from MP Securities Networking Agreement	4	11
Income from Master Services Agreement with ECCU	14	27
Income from Successor Servicing Agreement with ECCU	5	5
Rent expense on lease agreement with ECCU	73	58

Loan participation interests purchased:

In the past, the Company purchased loan participation interests from ECCU. Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the six months ended June 30, 2019 and 2018.

Lease and Services Agreement:

The Company leases its corporate offices and purchases other facility-related services from ECCU pursuant to a written lease and services agreement. Management believes these terms are equivalent to those that prevail in arm's length transactions.

MP Securities Networking Agreement with ECCU:

MP Securities, the Company’s wholly-owned subsidiary, has entered into a Networking Agreement with ECCU pursuant to which MP Securities agreed to offer investment and insurance products and services to ECCU’s members that:

(1) ECCU or its Board of Directors has approved;

(2) comply with applicable investor suitability standards required by federal and state securities laws and regulations;

(3) are offered in accordance with National Credit Union Administration (“NCUA”) rules and regulations; and

(4) comply with its membership agreement with Financial Industry Regulation Authority (“FINRA”).

The agreement entitles ECCU to be paid a percentage of total revenue received by MP Securities from transactions conducted for, or on behalf of, ECCU members. Either ECCU or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

Master Services Agreement (the “Services Agreement”) with ECCU:

The Company and ECCU had entered into the Services Agreement, pursuant to which the Company was to provide relationship management services to ECCU’s members and business development services to new leads in the southeast region of the United States. On March 1, 2018, the Company and ECCU amended the agreement to include referral fees to be paid by either party on the successful closing of a referred loan. The terms of the agreement allowed either party to terminate the Services Agreement for any reason by providing thirty days written notice.  On April 4, 2019, the Company received written notice from ECCU requesting termination of the agreement. The agreement terminated on May 4, 2019.

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

ACCU related parties who serve on the Company’s Board of Managers:

ACCU Role	MPIC Role
President, Chief Executive Officer	Member of Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2019	2018
Total funds held on deposit at ACCU	$8,261	$5,675
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	—	3,184
Loan participations purchased from and serviced by ACCU	1,633	1,662

Related party transactions of the Company (dollars in thousands):

	Three months ended
	June 30,
	2019	2018
Interest earned on funds held with ACCU	47	13
Interest income earned on loans purchased from ACCU	21	21
Income from Master Services Agreement with ACCU	—	8
Fees paid based on MP Securities Networking Agreement with ACCU	16	7

	Six months ended
	June 30,
	2019	2018
Dollar amount of loan participation interests purchased from ACCU	$1,435	$—
Interest earned on funds held with ACCU	72	23
Interest income earned on loans purchased from ACCU	42	43
Income from Master Services Agreement with ACCU	—	15
Fees paid based on MP Securities Networking Agreement with ACCU	24	36

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

MP Securities Networking Agreement with ACCU:

MP Securities has entered into a Networking Agreement with ACCU pursuant to which MP Securities has agreed to offer investment and insurance products and services to ACCU’s members that:

(1) ACCU or its Board of Directors has approved;

(2) comply with applicable investor suitability standards required by federal and state securities laws and regulations;

(3) are offered in accordance with NCUA rules and regulations; and

(4) comply with its membership agreement with FINRA.

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

The Company also has entered into an Administrative Services Agreement with MP Securities. The Administrative Services Agreement provides services such as the use of office space, use of equipment, including computers and phones, and payroll and personnel services. The agreement stipulates that MP Securities will provide ministerial, compliance, marketing, operational, and investor relations-related services in relation to the Company’s investor note program. As stated above, the Company eliminates all intercompany transactions related to this agreement in its consolidated financial statements.

The Company’s subsidiary, MPF, serves as the collateral agent for the Company’s Secured Notes. The Company’s Prospectus for its Class 1A Notes and the private placement memorandum for the Company’s Secured Notes Offering describe the terms of these agreements. Additional details regarding the Company’s Notes are described in “Note 11. Notes Payable” to Part I of this Report, “Financial Information.”

Related Party Transaction Policy

The Board has adopted a Related Party Transaction Policy to assist in evaluating related transactions the Company may enter into with a related party. Under this policy, a majority of the members of the Company’s Board and majority of its independent Board members must approve a material transaction that it enters into with a related party. As a result, all transactions that the Company undertakes with an affiliate or a related party are entered into on terms believed by management to be no less favorable than are available from unaffiliated third parties. In addition, a majority of the Company’s independent Board members must approve these transactions.

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $402 thousand and $394 thousand at June 30, 2019 and December 31, 2018, respectively.

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

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2033. The loan portfolio had a weighted average rate of 6.59% and 6.44% as of June 30, 2019 and December 31, 2018, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	June 30,	December 31,
	2019	2018
Loans to evangelical churches and related organizations:
Real estate secured	$143,017	$147,060
Unsecured	194	275
Total loans	143,211	147,335
Deferred loan fees, net	(776)	(848)
Loan discount	(402)	(627)
Allowance for loan losses	(1,600)	(2,480)
Loans, net	$140,433	$143,380

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of June 30, 2019 and December 31, 2018.  The following table shows the changes in the allowance for loan losses for the six months ended June 30, 2019 and the year ended December 31, 2018 (dollars in thousands):

	Six months ended	Year ended
	June 30, 2019	December 31, 2018
Balance, beginning of period	$2,480	$2,097
Provision for loan loss	(848)	666
Charge-offs	(929)	(283)
Recoveries	897	—
Balance, end of period	$1,600	$2,480

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	June 30, 2019	December 31, 2018
Loans:
Individually evaluated for impairment	$8,347	$13,601
Collectively evaluated for impairment	134,864	133,734
Balance	$143,211	$147,335

Allowance for loan losses:
Individually evaluated for impairment	$352	$1,463
Collectively evaluated for impairment	1,248	1,017
Balance	$1,600	$2,480

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2019
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$105,111	$3,977	$1,915	$—	$111,003
Watch	21,385	—	2,476	—	23,861
Special mention	—	—	—	—	—
Substandard	6,324	181	1,274	—	7,779
Doubtful	568	—	—	—	568
Loss	—	—	—	—	—
Total	$133,388	$4,158	$5,665	$—	$143,211

Credit Quality Indicators (by class)
As of December 31, 2018
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$100,140	$4,067	$2,004	$—	$106,211
Watch	27,321	—	202	—	27,523
Special mention	1,208	—	—	—	1,208
Substandard	6,497	187	3,586	—	10,270
Doubtful	2,123	—	—	—	2,123
Loss	—	—	—	—	—
Total	$137,289	$4,254	$5,792	$—	$147,335

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$4,646	$—	$4,020	$8,666	$124,722	$133,388	$—
Wholly-Owned Junior	—	—	—	—	4,158	4,158	—
Participation First	—	—	—	—	5,665	5,665	—
Participation Junior	—	—	—	—	—	—	—
Total	$4,646	$—	$4,020	$8,666	$134,545	$143,211	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,259	$—	$5,804	$9,063	$128,226	$137,289	$—
Wholly-Owned Junior	187	—	—	187	4,067	4,254	—
Participation First	2,293	—	1,292	3,585	2,207	5,792	—
Participation Junior	—	—	—	—	—	—	—
Total	$5,739	$—	$7,096	$12,835	$134,500	$147,335	$—

Impaired Loans

Impaired loans include non-accrual loans, loans 90 days or more past due and still accruing, and restructured loans. Non-accrual loans are loans on which management has discontinued interest accruals. Restructured loans are loans in which the Company has granted the borrower a concession due to financial distress. Concessions are usually a reduction of the interest rate or a change in the original repayment terms.

The Company monitors impaired loans on an ongoing basis as part of management’s loan review and work out process. Management evaluates the potential risk of loss on these loans by comparing the loan balance to the fair value of any secured collateral or the present value of projected future cash flows.

The following tables are summaries of impaired loans by loan class as of the six month period ended June 30, 2019 and 2018, and the year ended December 31, 2018, respectively. The unpaid principal balance is the contractual principal outstanding on the loan. The recorded balance is the unpaid principal balance less any interest payments that management has recorded against principal. The recorded investment is the recorded balance less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of June 30, 2019					For the three months ended June 30, 2019		For the six months ended June 30, 2019
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$6,563	$6,325	$6,342	$—	$6,215	$60	$6,018	$118
Wholly-Owned Junior	—	—	—	—	—	—	—	—
Participation First	—	—	—	—	—	—	1,158	—
Participation Junior	—	—	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	877	567	568	114	1,038	—	2,100	—
Wholly-Owned Junior	215	181	181	135	178	—	179	—
Participation First	1,302	1,274	1,274	103	1,283	—	1,283	—
Participation Junior	—	—	—	—	—	—	—	—
Total:
Church loans	$8,957	$8,347	$8,365	$352	$8,714	$60	$10,738	$118

Impaired Loans (by class) As of December 31, 2018					For the year ended December 31, 2018
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$5,734	$5,687	$5,694	$—	$5,915	$123
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	2,293	2,293	2,316	—	2,312	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	4,818	4,142	3,632	1,165	3,714	—
Wholly-Owned Junior	215	187	176	176	181	—
Participation First	1,302	1,292	1,292	122	1,299	10
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$14,362	$13,601	$13,110	$1,463	$13,421	$133

Impaired Loans (by class) As of June 30, 2018					For the three months ended June 30, 2018		For the six months ended June 30, 2018
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$6,680	$5,204	$4,767	$—	$3,905	$—	$4,702	$—
Wholly-Owned Junior	—	—	—	—	92	—	93	—
Participation First	—	—	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	5,212	3,820	3,526	1,324
Wholly-Owned Junior	216	193	182	33	4,337	27	3,616	51
Participation First	—	—	—	—	91	—	91	—
Participation Junior	—	—	—	—	—	—	—	—
Total:					—	—	—	—
Church loans	$12,108	$9,217	$8,475	$1,357	$8,424	$27	$8,501	$51

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	June 30, 2019	December 31, 2018
Church loans:
Wholly-Owned First	$5,685	$8,619
Wholly-Owned Junior	181	187
Participation First	1,274	1,292
Participation Junior	—	—
Total	$7,140	$10,098

A summary of loans the Company restructured during the three and six months ended June 30, 2019 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended June 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	1	$1,477	$1,488	$1,487
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	1	$1,477	$1,488	$1,487

Troubled Debt Restructurings (by class)
For the six months ended June 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	2	$1,681	$1,692	$1,688
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	2	$1,681	$1,692	$1,688

For one of the loans restructured during six months ended June 30, 2019, the Company agreed to a forbearance agreement with the borrower whereby the interest rate was lowered and accrued interest and fees were added to the principal balance of the loan.  For the other loan, the Company agreed to extend the maturity date of the loan and added fees to the balance of the loan. There were no loans restructured by the Company during the six months ended June 30, 2018. None of the loans restructured by the Company during the six months ended June 30, 2019 subsequently defaulted during the period. The Company has one restructured loan that is past maturity as of June 30, 2019.

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

As of June 30, 2019, the Company has no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

Note 5: Investment in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). The Valencia Hills Project is a joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project as part of the agreement. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand. This amount was the carrying value in the foreclosed asset at December 31, 2015.

The joint venture incurred no gains or losses for the six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, the value of the Company’s investment in the property is $887 thousand. Management’s impairment analysis of the investment as of June 30, 2019 has determined that the investment is not impaired.

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Non-interest income
Wealth advisory fees	$67	$52	$128	$101
Investment brokerage fees	617	51	684	158
Lending fees (1)	3	47	50	93
Other non-interest income	16	23	18	46
Total non-interest income	$703	$173	$880	$398
(1) Not within scope of ASC 606

Note 7: Loan Sales

The following table shows the amount of loan participation sales and the resulting changes in servicing assets recorded during the three and six month periods ended June 30, 2019 and 2018, and the year ended December 31, 2018. Management amortizes servicing assets using the interest method as an adjustment to servicing fee income.

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Six months ended		Year ended
	June 30,		December 31,
	2019	2018	2018
Loan participation interests sold by the Company	$—	$800	$4,254

Servicing Assets
Balance, beginning of period	$212	$270	$270
Additions:
Servicing obligations from sale of loan participations	—	—	21
Subtractions:
Amortization	(95)	(37)	(79)
Balance, end of period	$117	$233	$212

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets was $479 thousand at June 30, 2019. The Company did not have any investment in foreclosed assets at December 31, 2018.    Foreclosed assets are presented net of an allowance for losses. There was no allowance for losses on foreclosed assets at June 30, 2019. The Company did not record any loss provisions on foreclosed assets during the six months ended June 30, 2019.

Note 9: Premises and Equipment

The table below summarizes the premises and equipment owned by the Company (dollars in thousands):

	As of
	June 30,	December 31,
	2019	2018

Furniture and office equipment	$464	$491
Computer system	214	231
Leasehold improvements	43	25
Total premises and equipment	721	747
Less accumulated depreciation and amortization	(519)	(660)
Premises and equipment, net	$202	$87

	2019	2018

Depreciation and amortization expense for the six months ended June 30,	$18	$15

Note 10: Credit Facilities

The Company has two secured credit facilities.  These facilities, the WesCorp Credit Facility Extension and the MU Credit Facility, were held with the NCUA until being purchased by OSK VII, LLC on June 28, 2019. OSK VII, LLC appointed AmeriNat as servicer of the loan effective June 28, 2019. No terms of the facilities were modified as a result of the purchase. The facilities are non-revolving and do not have an option to renew or extend additional credit. Additionally, the facilities do not contain a prepayment penalty. To securitize the loans, the Company may pledge either qualifying mortgage loans or cash as collateral. As of June 30, 2019,  the Company has only pledged qualifying mortgage loans as collateral on the credit facilities. In addition, the credit facilities include a number of borrower covenants. The Company is in compliance with these covenants as of June 30, 2019 and December 31, 2018, respectively.

The following table summarizes the terms of each facility as of June 30, 2019:

	Maturity Date	Amount Outstanding	Amount of Loan Collateral Pledged	Interest Rate	Interest Calculation
MU Credit Facility	11/1/2026	$57.53	$73.60	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month
WesCorp Credit Facility Extension	11/1/2026	$16.46	$20.63	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month

Future principal contractual payments of the Company’s borrowings from financial institutions during the twelve-month periods ending June 30, are as follows (dollars in thousands):

2020	$5,112
2021	5,273
2022	5,408
2023	5,546
2024	5,684
Thereafter	46,971
$73,994

Note 11: Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		June 30, 2019		December 31, 2018
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class A Offering	Unsecured	$5,273	4.17%	$8,758	4.28%
Class 1 Offering	Unsecured	24,130	4.05%	29,114	3.98%
Class 1A Offering	Unsecured	27,566	3.97%	13,817	3.84%
Public Offering Total		$56,969	4.02%	$51,689	3.99%

Private Offerings
Subordinated Notes	Unsecured	$10,989	5.26%	$7,533	4.93%
Secured Notes	Secured	7,026	3.88%	9,170	3.86%
Private Offering Total		$18,015	4.72%	$16,703	4.35%

Total Notes Payable		$74,984	4.19%	$68,392	4.08%
Notes Payable Totals by Security
Unsecured Total	Unsecured	$67,958	4.22%	$59,222	4.11%
Secured Total	Secured	$7,026	3.88%	$9,170	3.86%

Future maturities for the Company’s investor notes during the twelve-month periods ending June 30, are as follows (dollars in thousands):

2020	$23,408
2021	15,740
2022	17,689
2023	5,496
2024	12,651
$74,984

Debt issuance costs related to the Company’s notes payable were $88 thousand and $92 thousand at June 30, 2019 and December 31, 2018, respectively.

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

SEC Registered Public Offerings

Class A Offering.

In April 2008, the Company registered its Class A Notes with the SEC. The Company discontinued the sale of its Class A Note Offering when the offering expired on

December 31, 2015. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note that allows borrowers to increase their interest rate once a year with certain limitations. The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of June 30, 2019 and December 31, 2018. The Company issued the Class A Notes under a Trust Indenture entered into between the Company and U.S. Bank National Association (“US Bank”).

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of June 30, 2019 and December 31, 2018. The Company issued The Class 1 Notes under a Trust Indenture between the Company and U.S. Bank.

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

The Company secures these notes by pledging either cash or loans receivable as collateral. The collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. Said another way, every dollar of cash collateralizes one dollar of secured notes and every $1.05 of loans receivable collateralizes one dollar of secured notes. At June 30, 2019 and December 31, 2018, the loans receivable collateral securing the Secured Notes had an outstanding balance of $13.2 million and $10.9 million, respectively. The June 30, 2019 and December 31, 2018 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of June 30, 2019 and December 31, 2018,  the Company did not have cash pledged for the benefit of the Secured Notes. On December 31, 2017, the Company terminated its 2015 Secured Note offering.

Effective as of April 30, 2018, the Company launched a new $80 million secured note offering. The Company issued the 2018 Secured Note offering pursuant to a Loan and Security Agreement. This agreement includes the same terms and conditions previously set forth in its 2015 Secured Note offering. The offering will continue through April 30, 2020.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at June 30, 2019 and December 31, 2018.

Note 12: Commitments and Contingencies

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	June 30, 2019	December 31, 2018
Undisbursed loans	$2,367	$1,919

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

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. As of June 30, 2019, the Company is a defendant in a wrongful termination of employment lawsuit. The Company is contesting the claim and at June 30, 2019, the Company’s liabilities include an accrual of $16 thousand for litigation-related expenses incurred in connection with this claim. Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and management cannot predict the ultimate outcome.

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

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Six months ended		Year ended
	June 30,		December 31,
	2019	2018	2018
Lease cost
Operating lease cost	$87	$71	$143
Other information
Cash paid for operating leases	82	74	149
Right-of-use assets obtained in exchange for operating lease liabilities	680	—	—
Weighted average remaining lease term (in years)	4.39	0.50	1.25
Weighted-average discount rate	4.77%	—%	—%

Future minimum lease payments and lease costs for the twelve months ending June 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2020	$160	$166
2021	144	146
2022	148	146
2023	153	146
2024	77	73
Total	$682	$677

Note 13: Preferred and Common Units under LLC Structure

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

Note 14: Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the six months ended June 30, 2019 and 2018 were $29 thousand and $44 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution for the six months ended June 30, 2019 or the six months ended June 30, 2018.

Note 15: Fair Value Measurements

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):`

		Fair Value Measurements at June 30, 2019 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$19,405	$19,405	$—	$—	$19,405
Loans, net	140,433	—	—	137,928	137,928
Investment in joint venture	887	—	—	887	887
Accrued interest receivable	741	—	—	741	741
FINANCIAL LIABILITIES:
NCUA borrowings	$73,994	$—	$—	$56,239	$56,239
Notes payable	74,896	—	—	76,801	76,801
Other financial liabilities	473	—	—	473	473

		Fair Value Measurements at December 31, 2018 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$9,928	$9,928	$—	$—	$9,928
Loans, net	143,380	—	—	140,989	140,989
Investments in joint venture	887	—	—	887	887
Accrued interest receivable	711	—	—	711	711
FINANCIAL LIABILITIES:
NCUA borrowings	$76,515	$—	$—	$57,386	$57,386
Notes payable	68,300	—	—	68,865	68,865
Other financial liabilities	356	—	—	356	356

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2019 and December 31, 2018.

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

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2019 and December 31, 2018.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2019:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$7,995	$7,995
Investment in joint venture	—	—	887	887
Foreclosed assets (net of allowance and discount)	—	479	—	479
Total	$—	$479	$8,882	$8,882

Assets at December 31, 2018:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$11,616	$11,616
Investment in joint venture	—	—	887	887
Total	$—	$—	$12,503	$12,503

Activity in Level 3 assets is as follows for the six months ended June 30, 2019 and for the year ended December 31, 2018 (dollars in thousands):

Impaired loans (net of allowance and discount)
Balance, December 31, 2018	$11,616
Changes in allowance and discount	1,632
Loan payments, payoffs, and sales	(5,253)
Balance, June 30, 2019	$7,995

Investment in joint venture (net of allowance and discount)
Balance, December 31, 2018	$887
Pro rata share of joint venture losses	—
Balance, June 30, 2019	$887

Impaired loans (net of allowance and discount)
Balance, December 31, 2017	$6,135
Changes in allowance and discount	(306)
Loans that became impaired	7,620
Loan payments and payoffs	(1,833)
Balance, December 31, 2018	$11,616

Investment in joint venture (net of allowance and discount)
Balance, December 31, 2017	$896
Pro rata share of joint venture income	(9)
Balance, December 31, 2018	$887

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

Foreclosed Assets

Real estate acquired through foreclosure or other proceedings (foreclosed assets) is initially recorded at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, valuations are periodically performed and foreclosed assets held for sale are carried at the lower of cost or fair value, less estimated costs of disposal. The fair values of real properties initially are determined based on appraisals. In some cases, adjustments are made to the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market or in the collateral. Subsequent valuations of the real properties are based on management estimates or on updated appraisals. Foreclosed assets are categorized under Level 3 when management makes significant adjustments to appraised values based on unobservable inputs. Otherwise, foreclosed assets are categorized under Level 2 if their values are based on recent appraisals and the only adjustments made are for known contractual selling costs.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

June 30, 2019
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$7,995	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (29%)
Investment in joint venture	887	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed Assets	479	Internal evaluations	Selling cost	6% (6%)

December 31, 2018
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$11,616	Discounted appraised value	Selling cost / Estimated market decrease	15% - 72% (33%)
Investment in joint venture	$887	Internal evaluations	Estimated future market value	0% (0%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year.  MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2018 and 2017, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2018 and 2017, MP Realty has federal and state net operating loss carryforwards of approximately $407 thousand and $402 thousand, respectively, which begin to expire in 2030. Management assessed its ability to realize the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at June 30, 2019 and December 31, 2018.

Tax years ended December 31, 2015 through December 31, 2018 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2014 through December 31, 2018 remain subject to examination by the California Franchise Tax Board.

Note 17: Segment Information

The Company's reportable segments are strategic business units that offer different products and services. The Company manages the segments separately because each business requires different management, personnel proficiencies, and marketing strategies.

The Company has two reportable segments that represent the primary businesses reported in the consolidated financial statements: the finance company (the parent company), and the investment advisor and insurance firm (MP Securities). The finance company segment uses funds from the sale of debt securities, income from operations, and the sale of loan participations to originate or purchase mortgage loans. The finance company also services loans. MP Securities generates fee income by selling debt securities and other investment and insurance products, as well as providing investment advisory and financial planning services.

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

Financial information with respect to the reportable segments for the three months ended June 30, 2019 is as follows (dollars in thousands):

	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,489	$891	$—	$(206)	$3,174
Total non-interest expense and prov. for tax	1,083	313	—	—	1,396
Net profit (loss)	532	578	—	47	1,157

Financial information with respect to the reportable segments for the six months ended June 30, 2019 is as follows (dollars in thousands):

	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$4,996	$1,327	$—	$(513)	$5,810
Total non-interest expense and prov. for tax	2,024	561	(2)	—	2,583
Net profit (loss)	811	766	2	(61)	1,518
Total assets	161,138	2,117	55	(21)	163,289

Financial information with respect to the reportable segments for the three months ended June 30, 2018 is as follows (dollars in thousands):

	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,394	$270	$—	$(167)	$2,497
Total non-interest expense and prov. for tax	836	231	6	—	1,073
Net profit (loss)	82	39	(6)	25	140

Financial information with respect to the reportable segments for the six months ended June 30, 2018 is as follows (dollars in thousands):

	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$4,803	$558	$—	$(298)	$5,063
Total non-interest expense and prov. for tax	1,805	514	12	—	2,331
Net profit (loss)	70	44	(12)	97	199
Total assets	155,182	1,135	55	(8)	156,364

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the results of operations for the three and six month periods ended June 30, 2019 and 2018. It should be read in conjunction with our December 31, 2018 Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

•	our ability to maintain liquidity or access to other sources of funding;
•	the need to sell loan participations in loans we originate in order to maintain liquidity and generate servicing fees;
•	the allowance for loan losses that we have set aside proves to be insufficient to cover actual losses on our loan portfolio;

•	the allowance for losses on foreclosed assets that we have set aside proves to be insufficient to cover actual losses on our foreclosed assets;
•	we have several non-performing mortgage loans that may need to be restructured and/or liquidated prior to maturity;
•

because we rely on credit facilities to finance our investments in church mortgage loans, disruptions in the credit markets, financial markets and economic conditions that adversely impact the value of church mortgage loans can negatively affect our financial condition and performance

•

we are required to comply with certain covenants and restrictions in our primary credit facilities that, if not met, could trigger repayment obligations of the outstanding principal balance on short notice; and

•	we have investments in foreclosed assets that we will attempt to sell.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty, and MP Securities, LLC.

OVERVIEW

We generate our revenue primarily through our church lending portfolio and secondarily through our investment and insurance products and services. While we generate the majority of our revenue through interest income, our strategy is to increase the diversification of our revenue sources. A diversified revenue stream may reduce the risk to the Company if economic factors, such as changes in interest rates, decrease our interest income. We also focus on improving our operating efficiency. We seek to improve our capital position by reducing expenses while simultaneously maintaining or increasing revenue. Increased capital helps mitigate risk in economic down cycles. In addition, we are focusing on reducing risk to our lending revenue by improving the quality of our loan portfolio, assessing the financial strength of our borrowers, and working with our impaired loans to restructure, refinance, and/or liquidate these investments when necessary.

Financial Condition

This discussion focuses on the overall performance of our balance sheet. Like most other financial institutions, the balance sheet is the primary driver of our net income.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

			Comparison
	2019	2018	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$19,353	$9,877	$9,476	96%
Restricted cash	52	51	1	2%
Loans receivable, net of allowance for loan losses of $1,600 and $2,480 as of June 30, 2019 and December 31, 2018, respectively	140,433	143,380	(2,947)	(2%)
Accrued interest receivable	741	711	30	4%
Investment in joint venture	887	887	—	—%
Property and equipment, net	202	87	115	132%
Foreclosed assets, net	479	—	479	100%
Servicing assets	117	212	(95)	(45%)
Right-of-use assets	609	—	609	100%
Other assets	416	234	182	78%
Total assets	$163,289	$155,439	$7,850	5%
Liabilities and members’ equity
Liabilities:
NCUA borrowings	$73,994	$76,515	$(2,521)	(3%)
Notes payable, net of debt issuance costs of $88 and $92 as of June 30, 2019 and December 31, 2018, respectively	74,896	68,300	6,596	10%
Accrued interest payable	266	249	17	7%
Lease liabilities	613	—	613	100%
Other liabilities	2,763	844	1,919	227%
Total liabilities	152,532	145,908	6,624	5%
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated deficit	(2,467)	(3,693)	1,226	(33%)
Total members' equity	10,757	9,531	1,226	13%
Total liabilities and members' equity	$163,289	$155,439	$7,850	5%

General

Total assets increased by $7.9 million, or 5%, at June 30, 2019 as compared to December 31, 2018. This increase was primarily due to an increase in cash received through an increase in sales of our investor notes. Notes payable increased by $6.6 million. Loans receivable decreased by $2.9 million, due to performing and non-performing loan prepayments exceeding loan originations and loan purchases. The Company purchased $2.3 million in loan participation interests and originated $4.3 million in loans receivable during the six months ended June 30, 2019.  We received $10.1 million in principal payments on loan receivable to offset this increase in loans receivable. Our loans receivable portfolio consists entirely of loans made to evangelical churches and ministries with approximately 99% of these loans secured by real estate.

During the six months ended June 30, 2019, we sold a net of $6.6 million in new investor notes compared to a net decrease in investor notes of $2.1 million during the six months ended June 30, 2018.  This increase resulted from management’s efforts to market our investor notes to institutional investors.

Non-performing Assets

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, foreclosed assets, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.

•	Non-accrual loans represent loans on which we have stopped accruing interest.
•	Restructured loans are loans in which we have granted the borrower a concession on the interest rate or the original repayment terms due to financial distress.
•	Foreclosed assets are real properties of which we have taken possession upon the completion of foreclosure proceedings and we now hold as an asset of the Company.

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

We had 8 non-accrual loans as of June 30, 2019 and 11 as of December 31, 2018. The borrowers on two of our non-accrual loans paid off their loans. In addition, management transferred one non-accrual loan to foreclosed assets after foreclosure proceedings were completed. These activities decreased the balance of our impaired loans at June 30, 2019 as compared to December 31, 2018.

At June 30, 2019 and December 31, 2018, we had six and nine restructured loans, respectively, that were on non-accrual status. One of these loans was over 90 days delinquent at June 30, 2019. In addition, we have three performing restructured loans on accrual status as of June 30, 2019. We have classified one of these loans as collateral dependent.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	June 30, 2019	December 31, 2018
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days	$4,020	$7,096
Troubled Debt Restructurings[2]	2,834	2,706
Other Impaired Loans	1,493	3,799
Total Collateral-Dependent Loans	8,347	13,601
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	—	—
Total Non-Collateral-Dependent Loans	—	—
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	8,347	13,601
Foreclosed Assets[3]	479	—
Total Non-performing Assets	$8,826	$13,601

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.
[2] Includes $340 thousand of restructured loans that were over 90 days delinquent as of June 30, 2019.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

The following is a summary of the recorded balance of our non-performing loans (dollars in thousands):

	June 30,	December 31,	June 30,
	2019	2018	2018
Impaired loans with an allowance for loan loss	$2,022	$5,621	$4,013
Impaired loans without an allowance for loan loss	6,325	7,980	5,204
Total impaired loans	$8,347	$13,601	$9,217

Allowance for loan losses related to impaired loans	$352	$1,463	$1,357
Total non-accrual loans	$7,140	$10,098	$8,004
Total loans past due 90 days or more and still accruing	$—	$—	$—

Allowance for Loan Losses

We maintain an allowance for loan losses that we consider adequate to cover both the inherent risk of loss associated with the loan portfolio as well as the risk associated with specific loans.

General reserves are allowances taken to address the inherent risk of loss in the loan portfolio. We include several factors in our analysis. We weight these factors for the level of risk represented and for the potential loss on our portfolio. These factors include:

•	changes in lending policies and procedures, including changes in underwriting standards and collection;
•	changes in national, regional, and local economic and industry conditions that affect the collectability of the portfolio;
•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•	changes in the value of the collateral for collateral-dependent loans; and
•	the effect of credit concentrations; and
•	the rate of defaults on loans modified as troubled debt restructurings within the previous twelve months.

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

We also examine our entire loan portfolio regularly to identify individual loans that we believe have a greater risk of loss than is addressed by the general reserves. These are identified by examining delinquency reports, both current and historic, monitoring collateral value, and performing a periodic review of borrower financial statements. For loans that are collateral-dependent, management first determines the amount of the loan investment at risk, defined as the unpaid principal balance, net of discounts, less the collateral value net of estimated costs associated with selling a foreclosed property. The total amount of the loan investment at risk is reserved. For impaired loans that are not collateral-dependent, management will record an impairment based on the present value of expected future cash flows. At a minimum, we review loans that carry a specific reserve quarterly. However, we will adjust our reserves more frequently if we receive additional information regarding the loan’s status or its underlying collateral.

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

The following chart details our allowance for loan losses:

	Allowance for Loan Losses
	as of and for the
	Six months ended		Year ended
	June 30,		December 31,
	2019	2018	2018
Balances:	($ in thousands)
Average total loans outstanding during period	$145,835	$147,196	$145,617
Total loans outstanding at end of the period	$143,211	$146,781	$147,335
Allowance for loan losses:
Balance at the beginning of period	$2,480	$2,097	$2,097
Provision (credit) charged to expense	(848)	138	666
Charge-offs
Wholly-Owned First	(929)	(40)	(283)
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	(929)	(40)	(283)
Recoveries
Wholly-Owned First	897	—	—
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	897	—	—
Net loan charge-offs	(32)	(40)	(283)
Accretion of allowance related to restructured loans	—	—	—
Balance	$1,600	$2,195	$2,480

Ratios:
Net loan charge-offs to average total loans	0.02%	0.03%	0.19%
Provision for loan losses to average total loans	(0.58)%	0.09%	0.46%
Allowance for loan losses to total loans at the end of the period	1.12%	1.50%	1.68%
Allowance for loan losses to non-performing loans	19.17%	23.81%	18.23%
Net loan charge-offs to allowance for loan losses at the end of the period	2.00%	1.82%	11.41%
Net loan charge-offs to provision for loan losses	(3.77)%	28.99%	42.49%

The charge-off amount for the six months ended June 30, 2019 was primarily due to two impaired loans, which we charged down due to management’s belief that we will not receive the total unpaid balance of our investment in the loan. During the quarter, management transferred one of these loans to foreclosed assets after foreclosure proceedings were completed. Recoveries were due to the two impaired loans that paid off during the six months ended June 30, 2019.

Investment in Joint Venture

The investment in the joint venture is described in “Note 5: Investments in Joint Venture” in Part I “Financial Information” of this Report. The purpose of the joint venture is to develop and sell property we acquired as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.

Foreclosed Assets

Foreclosed assets increased by $479 thousand during the six months ended June 30, 2019 due to the impaired loan management transferred to foreclosed assets during the period. Management used recent appraisal values less estimated selling costs to determine the carrying value of the foreclosed assets.

Other Assets

The majority of our other assets include prepaid assets and servicing assets. At June 30, 2019, our other assets increased by $182 thousand compared to the year ended December 31, 2018. This was due to an increase in prepaid insurance premiums. In addition, because of the implementation of ASU No. 2016-02 we added a right-of-use asset that carries an amortized value of $609 thousand as of June 30, 2019.

NCUA Borrowings

NCUA borrowings decreased by $2.52 million for the quarter ended June 30, 2019. This decrease is the result of regular monthly payments made on the credit facilities.

Notes Payable

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to them and their clients. At the same time, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors. These efforts helped increase our investor notes payable increased by $6.6 million for the six months ended June 30, 2019. The total sum of notes payable on the balance sheet presents our notes payable net of debt issuance costs, which have decreased from $92 thousand at December 31, 2018 to $88 thousand at June 30, 2019.

Other liabilities

Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions’ payable to our employees. At June 30, 2019, our other liabilities increased by $1.9 million as compared to the year ended December 31, 2018 on behalf of borrowers for future lending transactions. Due to the implementation of ASU No. 2016-02, we added a lease liability of $680 thousand at January 1, 2019, which has amortized to $613 thousand at June 30, 2019.

Members’ Equity

For the quarter ended June 30, 2019 total members’ equity increased by $1.2 million due to net income of $1.5 million and dividend expense of $293 thousand. We did not repurchase or sell any membership equity units during the quarter ended June 30, 2019.

Liquidity and Capital Resources

June 30, 2019 vs. June 30, 2018

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

We are also susceptible to withdrawal requests made by investors, ministries, and churches that have made large investments in our notes that can adversely affect our liquidity. We believe that our available cash, cash flow from operations, net interest income, and other fee income will be sufficient to meet our cash needs. Should our liquidity needs exceed our available sources of liquidity, we believe we could sell a portion of our mortgage loan investments at par to raise additional cash; however, we also must maintain adequate collateral consisting of loans receivable and cash to secure our NCUA credit facilities.

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 23% at June 30, 2019, which is above the minimum set by our policy. This was an increase from 15% at June 30, 2018 primarily due to investments made by institutional investors in our investor notes during the six months ended June 30, 2019.

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

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate has been stable over the last several years. MP Securities has also hired additional financial advisors that have enabled us to increase our client base, which has in turn positioned us to increase notes sales.

The table below shows the renewal rates of our maturing notes over the last three years.

2018	62%
2017	64%
2016	56%

The renewal rate for the quarter ended June 30, 2019 as compared to June 30, 2018 is as follows:

Three-month period ended June 30, 2019	70%
Three-month period ended June 30, 2018	53%

NCUA Credit Facilities

We have funded a significant portion of our balance sheet through our NCUA credit facilities. Because these facilities have a long-term fixed rate until the facilities mature in 2026, they provide a stable cost of funds.

The table below is a summary of the Company’s NCUA credit facilities:

	Maturity Date	Amount Outstanding	Amount of Loan Collateral Pledged	Interest Rate	Interest Calculation
MU Credit Facility	11/1/2026	$57.53	$73.60	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month
WesCorp Credit Facility Extension	11/1/2026	$16.46	$20.63	Fixed at 2.525%	Accrued interest is due and payable monthly in arrears on the first day of each month

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

The following table shows the maturity schedule on our NCUA credit facilities for the next five years and thereafter as of June 30, 2019:

2020	$5,112
2021	5,273
2022	5,408
2023	5,546
2024	5,684
Thereafter	46,971
$73,994

Debt Covenants

Under our NCUA credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of June 30,

2019, we are in compliance with our covenants on our notes payable and NCUA borrowings.

•	For additional information regarding our notes payable, refer to “Note 11. Notes Payable”, to Part I “Financial Information” of this Report beginning at page F-1.
•	For additional information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part I “Financial Information” of this Report beginning at page F-1.

Results of Operations: Three months ended June 30, 2019

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$21,898	$104	1.91%	$12,996	$16	0.49%
Interest-earning loans [1]	137,880	2,367	6.90%	137,289	2,308	6.74%
Total interest-earning assets	159,778	2,471	6.22%	150,285	2,324	6.20%
Non-interest-earning assets	7,339	—	—%	8,173	—	—%
Total Assets	167,117	2,471	5.95%	158,458	2,324	5.88%

Liabilities:
Notes payable gross of debt issuance costs	79,467	828	4.19%	68,307	682	4.00%
NCUA borrowings	74,768	471	2.53%	79,839	508	2.53%
Total interest-bearing liabilities	154,235	1,299	3.39%	148,146	1,190	3.22%
Debt issuance cost		19			19
Total interest-bearing liabilities net of debt issuance cost	$154,235	1,318	3.44%	$148,146	1,209	3.27%

Net interest income		$1,153			$1,115
Net interest margin			2.90%			2.98%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$18	$70	$88
Interest-earning loans	4	55	59
Total interest-earning assets	22	125	147
Increase (Decrease) in Interest Expense:
Notes payable gross of debt issuance costs	108	38	146
NCUA borrowings	(37)	—	(37)
Debt issuance cost	—	—	—
Total interest-bearing liabilities	71	38	109
Change in net interest income	$(49)	$87	$38

Net interest income increased 3%, or $38 thousand, to $1.2 million for the quarter ended June 30, 2019. Net interest margin decreased eight basis points to 2.90% for the three months ended June 30, 2019.

Interest income on total interest-earning assets increased by $147 thousand for the three-month period ended June 30, 2019 compared to June 30, 2018. A rate variance on interest-earning accounts with other financial institutions accounted for $88 thousand of this increase. This was due to an increase in average yield on these accounts of 142 basis points. The increase was due to two factors. First, overall market interest rates have increased over the last twelve months. Second, we have allocated a higher percent of our funds to higher interest-earning accounts. In addition, a rate variance on interest-earning loans accounted for $55 thousand of the increase on interest-earning assets due to a higher portfolio rate. The weighted average rate on the loan portfolio increased from 6.32% to 6.59% from June 30, 2018 to June 30, 2019.

Total interest expense increased by $109 thousand for the three months ended June 30, 2019 compared to June 30, 2018. Interest expense on investor notes payable increased by $146 thousand while interest expense on NCUA borrowings decreased by $37 thousand. Interest expense on notes payable increased due to both a volume and rate variance. The average balance of our investor notes payable increased by $11.2 million due to the increase in notes payable previously described. The increase in interest expense on investor notes payable due to rate variance was primarily due to the increase in the average underlying base index rates on our investor notes over the previous twelve months. The decrease in interest expense on NCUA borrowings is related to a decrease in the average balance of the borrowings of $5.1 million from June 30, 2018 to June 30, 2019. This decrease was due to contractual monthly principal payments made on the NCUA credit facilities.

Provision and non-interest income and expense

	Three months ended		Comparison
	June 30,
	(dollars in thousands)
	2019	2018	$ Difference	% Difference
Net interest income	$1,153	$1,115	$38	3%
Provision (credit) charged to expense	(697)	75	(772)	(1029%)
Net interest income after provision (credit) for loan losses	1,850	1,040	810	78%
Total non-interest income	703	173	530	306%
Total non-interest expenses	1,391	1,068	323	30%
Income before provision for income taxes	1,162	145	1,017	701%
Provision for income taxes and state LLC fees	5	5	—	—%
Net income	$1,157	$140	$1,017	726%

Provision

Net interest income after provision for loan losses increased by $810 thousand for the quarter ended June 30, 2019 over the quarter ended June 30, 2018. This increase was due to a credit in provision expense related to loan loss recoveries on loan payoffs.

Non-interest income

The increase in non-interest income shown above was the result of an increase in revenue from broker-dealer commissions and fees of $571 thousand in the second quarter of 2019 as compared to the second quarter of 2018. This was the result of an increase in institutional business during the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018.  Conversely, other lending income decreased by $51 thousand for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This was the result of the payoff of several participated loans during the quarter, which led to a decrease in servicing fee income.

Non-interest expenses

The increase in non-interest expenses of $323 thousand was due to primarily to higher commission, bonus, and charitable giving expense associated with the higher revenues described. Additionally, office operations expenses increased as we outsourced some credit management functions to third parties.

Results of Operations: Six months ended June 30, 2019 vs. June 30, 2018

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$18,109	$162	1.81%	$12,476	$29	0.47%
Interest-earning loans [1]	138,130	4,768	6.98%	138,758	4,636	6.74%
Total interest-earning assets	156,239	4,930	6.38%	151,234	4,665	6.22%
Non-interest-earning assets	7,518	—	—%	8,184	—	—%
Total Assets	163,757	4,930	6.09%	159,418	4,665	5.90%

Liabilities:
Notes payable gross of debt issuance costs	76,458	1,573	4.16%	68,667	1,351	3.97%
NCUA borrowings	75,410	944	2.53%	80,452	1,007	2.52%
Total interest-bearing liabilities	$151,868	2,517	3.35%	$149,119	2,358	3.19%
Debt issuance cost		40			37
Total interest-bearing liabilities net of debt issuance cost	$151,868	2,557	3.40%	$149,119	2,395	3.24%

Net interest income		$2,373			$2,270
Net interest margin			3.07%			3.03%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2019 vs. 2018
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$18	$115	$133
Interest-earning loans	(32)	164	132
	(14)	279	265
Increase (Decrease) in Interest Expense:
Notes payable gross of debt issuance costs	183	39	222
NCUA borrowings	(67)	4	(63)
Debt issuance cost	—	3	3
Total interest-bearing liabilities	116	46	162
Change in net interest income	$(130)	$233	$103

Net interest income increased 5%, or $103 thousand, to $2.4 million for the six months ended June 30, 2019. Net interest margin increased four basis points to 3.07% for the six months ended June 30, 2019.

Interest income on total interest-earning assets increased by $265 thousand for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. A rate variance on interest-earning accounts with other financial institutions accounted for $115 thousand of this increase. This was due to an increase in average yield on these accounts of 142 basis points. This increase arises from the same factors discussed above in the quarterly results. In addition, the weighted average loans receivable portfolio rate increase from June 30, 2019 to June 30, 2018 caused an increase of $164 thousand in interest income on interest-earning loans. This was offset by a decrease of $32 thousand in loan interest due to a $628 thousand reduction in the average balance of interest-earning loans.

Total interest expense increased by $162 thousand for the six months ended June 30, 2019 compared to six months ended June 30, 2018. Interest expense on investor notes payable increased by $222 thousand while interest expense on NCUA borrowings decreased by $63 thousand. Interest expense on notes payable increased due to both a volume and rate variance. The average balance on notes payable increased by $7.8 million due to the increase in notes payable previously described. The increase in interest expense on investor notes payable due to rate variance was primarily due to the increase in the average underlying base index rates on our investor notes over the previous twelve months. The decrease in interest expense on NCUA borrowings is because the average balance of the borrowings decreased by $5.0 million from June 30, 2018 to June 30, 2019 as we make contractual payments on the borrowings.

Provision and non-interest income and expense

	Six months ended		Comparison
	June 30,
	(dollars in thousands)
	2019	2018	$ Difference	% Difference
Net interest income	$2,373	$2,270	$103	5%
Provision for loan losses	(848)	138	(986)	(714%)
Net interest income after provision for loan losses	3,221	2,132	1,089	51%
Total non-interest income	880	398	482	121%
Total non-interest expenses	2,574	2,320	254	11%
Income before provision for income taxes	1,527	210	1,317	627%
Provision for income taxes and state LLC fees	9	11	(2)	(18%)
Net income	$1,518	$199	$1,319	663%

Provision

Net interest income after provision for loan losses increased by $1.1 million for the six months ended June 30, 2019 over the six months ended June 30, 2018. This increase was due to a credit in provision expense related to loan loss recoveries on loan payoffs.

Non-interest income

The increase in non-interest income shown above was due to the same factors discussed in our quarterly results. For the six months ended June 30, 2019 compared to six months ended June 30, 2018 broker-dealer commissions and fees increased by $553 thousand while other lending income decreased by $71 thousand.

Non-interest expenses

The increase in non-interest expenses of $254 thousand was primarily due to the factors described in the quarterly analysis above.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2019.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports filed under the Exchange Act is accumulated and communicated to our management, including the President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The Company made no changes in internal controls during the six months ended June 30, 2019.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of June 30, 2019 and subject to the matter described below, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

As of June 30, 2019, the Company is a defendant in a wrongful termination of employment lawsuit. The Company is contesting the claim and at June 30, 2019, the Company’s liabilities include an accrual of $16 thousand for litigation-related expenses incurred in connection with this claim. Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and management cannot predict the ultimate outcome.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the six-month periods ended June 30, 2019 and 2018; (ii) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (iv) Notes to Consolidated Financial Statements.

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

Dated: August 9, 2019

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer