Form 10-Q
period 2019-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2019-11-08
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At September 30, 2019, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(Dollars in thousands Except Unit Data)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets:
Cash	$22,470	$9,877
Restricted cash	51	51
Loans receivable, net of allowance for loan losses of $1,516 and $2,480 as of September 30, 2019 and December 31, 2018, respectively	135,264	143,380
Accrued interest receivable	717	711
Investment in joint venture	887	887
Property and equipment, net	217	87
Foreclosed assets, net	479	—
Servicing assets	109	212
Right-of-use assets	573	—
Other assets	331	234
Total assets	$161,098	$155,439
Liabilities and members’ equity
Liabilities:
Term-debt	$72,730	$76,515
Investor notes payable, net of debt issuance costs of $76 and $92 as of September 30, 2019 and December 31, 2018, respectively	74,283	68,300
Accrued interest payable	258	249
Lease liabilities	579	—
Other liabilities	2,192	844
Total liabilities	150,042	145,908
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2019 and December 31, 2018 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2019 and December 31, 2018; See Note 13	1,509	1,509
Accumulated deficit	(2,168)	(3,693)
Total members' equity	11,056	9,531
Total liabilities and members' equity	$161,098	$155,439

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (Unaudited)

For the three and nine month periods ended September 30, 2019 and 2018

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Interest on loans	$2,340	$2,190	$7,107	$6,826
Interest on interest-bearing accounts	88	20	250	49
Total interest income	2,428	2,210	7,357	6,875
Interest expense:
Term-debt	468	500	1,412	1,508
Investor notes payable	803	723	2,416	2,111
Total interest expense	1,271	1,223	3,828	3,619
Net interest income	1,157	987	3,529	3,256
Provision (credit) for loan losses	(83)	533	(932)	671
Net interest income after provision (credit) for loan losses	1,240	454	4,461	2,585
Non-interest income:
Broker-dealer commissions and fees	407	119	1,219	378
Other lending income	38	718	106	857
Total non-interest income	445	837	1,325	1,235
Non-interest expenses:
Salaries and benefits	694	679	2,078	2,007
Marketing and promotion	57	34	259	121
Office occupancy	44	39	132	114
Office operations and other expenses	392	287	1,113	873
Foreclosed assets, net	11	—	11	—
Legal and accounting	83	69	261	312
Total non-interest expenses	1,281	1,108	3,854	3,427
Income before provision for income taxes	404	183	1,932	393
Provision for income taxes and state LLC fees	5	6	14	17
Net income	$399	$177	$1,918	$376

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and 2018

(Dollars in thousands)

	Nine months ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,918	$376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30	23
Amortization of deferred loan fees	(196)	(200)
Amortization of debt issuance costs	65	74
Provision for loan losses	(932)	671
Accretion of loan discount	(79)	(16)
Gain on sale of loans	—	(7)
Gain on sale of fixed assets	(1)	—
Changes in:
Accrued interest receivable	(6)	74
Other assets	(566)	(54)
Accrued interest payable	9	11
Other liabilities	1,797	(143)
Net cash provided by operating activities	2,039	809
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(2,255)	(837)
Loan originations	(4,634)	(10,769)
Loan sales	—	4,360
Loan principal collections	15,733	14,709
Purchase of property and equipment	(163)	(14)
Sale of property and equipment	4	—
Net cash provided by investing activities	8,685	7,449
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Term-debt	(3,785)	(3,705)
Net change in investor notes payable	5,967	1,066
Debt issuance costs	(49)	(92)
Dividends paid on preferred units	(264)	(311)
Net cash provided (used) by financing activities	1,869	(3,042)
Net increase in cash and restricted cash	12,593	5,216
Cash, cash equivalents, and restricted cash at beginning of period	9,928	9,965
Cash, cash equivalents, and restricted cash at end of period	$22,521	$15,181
Supplemental disclosures of cash flow information
Interest paid	$3,820	$3,608
Income taxes paid	20	8
Leased assets obtained in exchange of new operating lease liabilities	680	—
Lease liabilities recorded	680	—
Transfer of loans to foreclosed assets	479	—
Dividends declared to preferred unit holders	237	104

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices.  The accompanying interim consolidated financial statements have not been audited.  A more detailed description of the Company’s accounting policies is included in its 2018 annual report filed on Form 10-K.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019 and for the nine months ended September 30, 2019 and 2018 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2019 and 2018 are not necessarily indicative of the results for the full year.

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company was formed in California in 1991. The Company’s primary operations are financing commercial real property secured loans and providing investment services for the benefit of evangelical churches, ministries, and individuals.

The Company’s wholly-owned subsidiaries are:

•	Ministry Partners Funding, LLC (“MPF”);
•	MP Realty Services, Inc., a California corporation (“MP Realty”);
•	Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”); and
•	Ministry Partners for Christ, Inc., a not-for-profit Delaware corporation (“MPC”).

The Company formed MPF in 2007 and then deactivated the subsidiary on November 30, 2009. In December 2014, the Company reactivated MPF to enable it to serve as collateral agent for loans held as collateral for its Secured Investment Certificates. The Company formed MP Realty in November 2009 and obtained a license to operate as a corporate real estate broker through the California Department of Real Estate on February 23, 2010. MP Realty has conducted limited operations to date. The Company formed MP Securities on April 26, 2010 to provide investment and financing solutions for individuals, churches, charitable institutions, and faith-based organizations. MP Securities acts as the selling agent for the Company’s public and private placement investor notes.

The Company formed MPC on December 28, 2018 to be used exclusively for religious and charitable purposes within the meaning of Section 501(c)(3) of the U.S. Internal Revenue Code of 1986. MPC is a not-for-profit corporation formed and organized as a private foundation under Delaware law that will make charitable grants to Christian education, and provide accounting, consulting, and financial expertise to aid evangelical Christian ministries. Although the Company has made an initial cash contribution to launch the private foundation, MPC expects to start its grant making activities in the fourth quarter of 2019. On August 23, 2019, the Internal Revenue Service granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the Internal Revenue Code.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Management eliminates all significant inter‑company balances and transactions in consolidation.

Conversion to LLC

Effective as of December 31, 2008, the Company converted its form of organization from a California corporation to a California limited liability company by filing the Articles of Organization-Conversion with the California Secretary of State. At that time, the separate existence of Ministry Partners Investment Corporation ceased, and the entity continued by operation of law under the name Ministry Partners Investment Company, LLC.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had no cash positions other than demand deposits as of September 30, 2019 and December 31, 2018.

The National Credit Union Insurance Fund insures a portion of the Company’s cash held at credit unions and the Federal Deposit Insurance Corporation insures a portion of cash held by the Company at other financial institutions. The Company keeps cash that may exceed insured limits. Management does not expect to incur losses in these cash accounts.

Reclassifications

The Company has made certain reclassifications to the 2018 financial statements to conform to the 2019 presentation. These reclassifications do not affect members’ equity or consolidated balance sheets for the nine months ended September 30, 2019.

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

Interest Accrual on Loans Receivable

The Company accrues loan interest income daily. Management defers loan origination fees and costs generated in making a loan. The Company amortizes these fees and costs as an adjustment to the related loan yield using the interest method.

Loan discounts are interest accrued and unpaid which the Company added to loan principal balances when it restructured the loan. The Company does not accrete discounts to income on impaired loans. However, when management determines that a previously impaired loan is no longer impaired, the Company begins accreting loan discounts to interest income over the term of the restructured loan. For loans purchased from third parties, loan discounts also are the differences between the purchase price and the recorded principal balance of the loan. The Company accretes these discounts to interest income over the term of the loan using the interest method.

Management considers a loan impaired if it concludes the collection of principal or interest according to the terms of the loan agreement doubtful. The Company stops the accrual of interest when management determines the loan is impaired.

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

Allowance for Loan Losses

The Company sets aside an allowance for loan losses by charging the provision for loan losses account on the Company’s consolidated statements of income. This charge decreases the Company’s earnings. Management charges off the part of loan balances it believes it will not collect against the allowance. The Company credits subsequent recoveries, if any, to the allowance.

Loan Portfolio Segments and Classes

Management separates the loan portfolio into portfolio segments for purposes of evaluating the allowance for loan losses. A portfolio segment is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The Company segments the loan portfolio based on loan types and the underlying risk factors present in each loan type. Management periodically reviews and revises such risk factors, as it considers appropriate.

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

Loans that management has classified as impaired receive a specific reserve. For such loans, an allowance is established when the carrying value of that loan is higher than the amount management expects to receive. Management uses multiple approaches to determine the amount the Company expects to receive. These include the discounted cash flow method, using the loan’s underlying collateral value, or using the observable market price of the impaired loan.

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

Interest Income

The Company’s principal source of revenue is interest income from loans, which is not within the scope of ASC 606. Refer to the discussion in “Loans Receivable” above to understand the Company’s recognition of interest income.

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

Lending Fees

Lending fees represent charges earned for services we provide as part of the lending process, such as late charges, servicing fees, and documentation fees. The Company recognizes late charges as earned when they are paid. The Company recognizes revenue on other lending fees in the period in which the Company has performed the service.

Other non-interest income

Other non-interest income includes fees earned based on service contracts the Company has entered into with credit unions. The Company recognizes the revenue monthly based on the terms of the contracts, which require monthly payments for services the Company performs.

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

The Company, from time to time, sells participation interests in mortgage loans it has originated or acquired. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion, and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest:

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

Under some circumstances, when the Company sells a participation in a wholly-owned loan receivable that it services, it retains loan-servicing rights, and records a servicing asset that is initially measured at fair value. As quoted market prices are generally not available for these assets, the Company estimates fair value based on the present value of future expected cash flows associated with the loan receivable. The Company amortizes servicing assets over the life of the associated receivable using the interest method. Any gain or loss recognized on the sale of a loan receivable depends in part on both the previous carrying amount of the financial asset involved in the sale, allocated between the asset sold and the interest that continues to be held by the Company based on its relative fair value at the date of transfer, and the proceeds received.

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

The Company uses a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken in a tax return. The Company recognizes benefits from tax positions in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Management derecognizes previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold in the first subsequent financial reporting period in which that threshold is no longer met.

New accounting guidance

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to affect the level of the allowance for loan losses on the Company’s consolidated financial statements. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. The Company will use a third-party software solution to assist with the adoption of the standard. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that the Company will use under the new standard.

In July 2019, the FASB decided to adopt a two-bucket approach to stagger the effective date for the credit losses standard for the fiscal years beginning after December 31, 2022 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Company would be eligible for the proposed delay. Management is currently evaluating the impact of the proposed delay on its implementation project plan.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU removes, modifies, and adds certain disclosure requirements for fair value measurements. For example, the ASU will no longer require public entities to disclose the valuation processes for Level 3 fair value measurements. However, they will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. In addition, entities may early adopt the modified or eliminated disclosure requirements and delay adoption of the additional disclosure requirements until the effective date. The Company does not believe the adoption of ASU No. 2018-13 will have a material impact on its consolidated financial statements, as the update only revises disclosure requirements.

Note 2: Pledge of Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings. This cash is restricted cash. At September 30, 2019 and December 31, 2018, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (dollars in thousands):

	September 30,		December 31,
	2019	2018	2018
Cash and cash equivalents	$22,470	$15,130	$9,877
Restricted cash	51	51	51
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$22,521	$15,181	$9,928

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

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

ECCU related parties who serve on the Company’s Board of Managers:

ECCU Role	MPIC Role
Chairman of the Board	Member of Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2019	2018
Total funds held on deposit at ECCU	$286	$457
Loan participations purchased from and serviced by ECCU	3,801	9,190

Related party transactions of the Company (dollars in thousands):

	Three months ended
	September 30,
	2019	2018
Interest earned on funds held with ECCU	$—	$1
Interest income earned on loans purchased from ECCU	38	99
Fees paid to ECCU from MP Securities Networking Agreement	5	11
Income from Master Services Agreement with ECCU	—	14
Income from Successor Servicing Agreement with ECCU	2	2
Rent expense on lease agreement with ECCU	37	29

	Nine months ended
	September 30,
	2019	2018
Interest earned on funds held with ECCU	$—	$3
Interest income earned on loans purchased from ECCU	113	297
Fees paid to ECCU from MP Securities Networking Agreement	9	22
Income from Master Services Agreement with ECCU	14	40
Income from Successor Servicing Agreement with ECCU	8	7
Rent expense on lease agreement with ECCU	73	87

Loan participation interests purchased:

In the past, the Company purchased loan participation interests from ECCU. Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the nine months ended September 30, 2019 and 2018.

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

Successor Servicing Agreement with ECCU:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU. This agreement obligates the Company to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU. The Company will service these loans in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans. The Agreement is set to terminate in October 2019. On the termination date, the contract converts to a month-to-month agreement.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

ACCU related parties who serve on the Company’s Board of Managers:

ACCU Role	MPIC Role
President, Chief Executive Officer	Member of Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2019	2018
Total funds held on deposit at ACCU	$8,299	$5,675
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	—	3,184
Loan participations purchased from and serviced by ACCU	1,618	1,662

Related party transactions of the Company (dollars in thousands):

	Three months ended
	September 30,
	2019	2018
Interest earned on funds held with ACCU	43	16
Interest income earned on loans purchased from ACCU	21	22
Income from Master Services Agreement with ACCU	—	7
Fees paid based on MP Securities Networking Agreement with ACCU	7	4

	Nine months ended
	September 30,
	2019	2018
Dollar amount of loan participation interests purchased from ACCU	$1,435	$—
Interest earned on funds held with ACCU	115	38
Interest income earned on loans purchased from ACCU	63	43
Income from Master Services Agreement with ACCU	—	15
Fees paid based on MP Securities Networking Agreement with ACCU	31	40

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

Transactions with Subsidiaries

The Company has entered into several agreements with its subsidiary, MP Securities. The Company eliminates the income and expense related to these agreements in the consolidated financial statements. MP Securities serves as the managing broker for the Company’s public and private placement note offerings. MP Securities receives compensation related to these broker dealer services ranging from 0.25% to 5.50% over the life of a note. The amount of the compensation depends on the length of the note and the terms of the offering under which MP Securities sold the note.

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

The Company’s subsidiary, MPF, serves as the collateral agent for the Company’s Secured Notes. The Company’s Prospectus for its Class 1A Notes and the private placement memorandum for the Company’s Secured Notes Offering describe the terms of these agreements. Additional details regarding the Company’s Notes are described in “Note 11. Investor Notes Payable” to Part I of this Report, “Financial Information.”

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

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $368 thousand and $394 thousand at September 30, 2019 and December 31, 2018, respectively.

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

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2033. The loan portfolio had a weighted average rate of 6.59% and 6.44% as of September 30, 2019 and December 31, 2018, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	September 30,	December 31,
	2019	2018
Loans to evangelical churches and related organizations:
Real estate secured	$137,535	$147,060
Unsecured	181	275
Total loans	137,716	147,335
Deferred loan fees, net	(698)	(848)
Loan discount	(238)	(627)
Allowance for loan losses	(1,516)	(2,480)
Loans, net	$135,264	$143,380

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of September 30, 2019 and December 31, 2018. The following table shows the changes in the allowance for loan losses for the nine months ended September 30, 2019 and the year ended December 31, 2018 (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2019	December 31, 2018
Balance, beginning of period	$2,480	$2,097
Provision for loan loss	(932)	666
Charge-offs	(929)	(283)
Recoveries	897	—
Balance, end of period	$1,516	$2,480

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	September 30, 2019	December 31, 2018
Loans:
Individually evaluated for impairment	$6,988	$13,601
Collectively evaluated for impairment	130,728	133,734
Balance	$137,716	$147,335

Allowance for loan losses:
Individually evaluated for impairment	$193	$1,463
Collectively evaluated for impairment	1,323	1,017
Balance	$1,516	$2,480

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2019
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$97,899	$3,948	$1,899	$—	$103,746
Watch	24,508	—	2,474	—	26,982
Special mention	—	—	—	—	—
Substandard	5,170	—	1,254	—	6,424
Doubtful	564	—	—	—	564
Loss	—	—	—	—	—
Total	$128,141	$3,948	$5,627	$—	$137,716

Credit Quality Indicators (by class)
As of December 31, 2018
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$100,140	$4,067	$2,004	$—	$106,211
Watch	27,321	—	202	—	27,523
Special mention	1,208	—	—	—	1,208
Substandard	6,497	187	3,586	—	10,270
Doubtful	2,123	—	—	—	2,123
Loss	—	—	—	—	—
Total	$137,289	$4,254	$5,792	$—	$147,335

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$4,071	$1,936	$4,020	$10,027	$118,114	$128,141	$—
Wholly-Owned Junior	439	—	—	439	3,509	3,948	—
Participation First	—	—	—	—	5,627	5,627	—
Participation Junior	—	—	—	—	—	—	—
Total	$4,510	$1,936	$4,020	$10,466	$127,250	$137,716	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,259	$—	$5,804	$9,063	$128,226	$137,289	$—
Wholly-Owned Junior	187	—	—	187	4,067	4,254	—
Participation First	2,293	—	1,292	3,585	2,207	5,792	—
Participation Junior	—	—	—	—	—	—	—
Total	$5,739	$—	$7,096	$12,835	$134,500	$147,335	$—

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

The following tables are summaries of impaired loans by loan class as of nine months ended September 30, 2019 and 2018, and the year ended December 31, 2018, respectively. The unpaid principal balance is the contractual principal outstanding on the loan. The recorded balance is the unpaid principal balance less any interest payments that management has recorded against principal. The recorded investment is the recorded balance less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of September 30, 2019					For the three months ended September 30, 2019		For the nine months ended September 30, 2019
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$5,226	$5,170	$5,185	$—	$5,176	$47	$5,440	$165
Wholly-Owned Junior	—	—	—	—	—	—	—	—
Participation First	—	—	—	—	—	—	1,158	—
Participation Junior	—	—	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	877	564	564	110	1,037	—	2,098	—
Wholly-Owned Junior	—	—	—	—	—	—	88	—
Participation First	1,294	1,254	1,254	83	1,276	—	1,273	—
Participation Junior	—	—	—	—	—	—	—	—
Total:
Church loans	$7,397	$6,988	$7,003	$193	$7,489	$47	$10,057	$165

Impaired Loans (by class) As of December 31, 2018					For the year ended December 31, 2018
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$5,734	$5,687	$5,694	$—	$5,915	$123
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	2,293	2,293	2,316	—	2,312	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	4,818	4,142	3,632	1,165	3,714	—
Wholly-Owned Junior	215	187	176	176	181	—
Participation First	1,302	1,292	1,292	122	1,299	10
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$14,362	$13,601	$13,110	$1,463	$13,421	$133

Impaired Loans (by class) As of September 30, 2018					For the three months ended September 30, 2018		For the nine months ended September 30, 2018
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$1,530	$1,511	$1,519	$—	$3,143	$—	$3,078	$—
Wholly-Owned Junior	—	—	—	—	—	—	93	—
Participation First	—	—	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	11,504	9,775	9,198	1,730	6,362	26	6,452	77
Wholly-Owned Junior	216	190	179	179	181	—	90	—
Participation First	—	—	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—	—	—
Total:
Church loans	$13,250	$11,476	$10,896	$1,909	$9,686	$26	$9,712	$77

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	September 30, 2019	December 31, 2018
Church loans:
Wholly-Owned First	$4,527	$8,619
Wholly-Owned Junior	—	187
Participation First	1,254	1,292
Participation Junior	—	—
Total	$5,781	$10,098

A summary of loans the Company restructured during the three and nine months ended September 30, 2019 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended September 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	1	$723	$890	$890
Wholly-Owned Junior	1	167	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	2	$890	$890	$890

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	3	$2,404	$2,582	$2,578
Wholly-Owned Junior	1	166	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	4	$2,570	$2,582	$2,578

For one of the loans restructured during nine months ended September 30, 2019, the Company agreed to a forbearance agreement with the borrower whereby management lowered the interest rate and added accrued interest and fees to the loan’s principal balance. For another loan, the Company agreed to extend the maturity date of the loan and added fees to the balance of the loan. For the two loans restructured during the three months ended September 30, 2019, the Company created two new loans, lowered the interest rate on both, and completely charged off one of the loans. There were no loans restructured by the Company during the nine months ended September 30, 2018. None of the loans restructured by the Company during the nine months ended September 30, 2019 subsequently defaulted during the period. The Company has one restructured loan that is past maturity as of September 30, 2019.

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

As of September 30, 2019, the Company has no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

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

The joint venture incurred no gains or losses for the nine months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, the value of the Company’s investment in the property is $887 thousand. Management’s impairment analysis of the investment as of September 30, 2019 has determined that the investment is not impaired.

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Non-interest income
Wealth advisory fees	$89	$62	$217	$164
Investment brokerage fees	318	57	1,002	214
Lending fees (1)	36	695	86	787
Other non-interest income	2	23	20	70
Total non-interest income	$445	$837	$1,325	$1,235
(1) Not within scope of ASC 606

Note 7: Loan Sales

The following table shows the amount of loan participation sales and the resulting changes in servicing assets recorded during the three and nine month periods ended September 30, 2019 and 2018, and the year ended December 31, 2018. Management amortizes servicing assets using the interest method as an adjustment to servicing fee income.

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Nine months ended		Year ended
	September 30,		December 31,
	2019	2018	2018
Loan participation interests sold by the Company	$—	$3,200	$4,254

Servicing Assets
Balance, beginning of period	$212	$270	$270
Additions:
Servicing obligations from sale of loan participations	—	15	21
Subtractions:
Amortization	(103)	(59)	(79)
Balance, end of period	$109	$226	$212

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets was $479 thousand at September 30, 2019. The Company did not have any investment in foreclosed assets at December 31, 2018. On its balance sheet, the Company presents foreclosed assets net of an allowance for losses. There was no allowance for losses on foreclosed assets at September 30, 2019. The Company did not record any loss provisions on foreclosed assets during the nine months ended September 30, 2019.

Note 9: Premises and Equipment

The table below summarizes the premises and equipment owned by the Company (dollars in thousands):

	As of
	September 30,	December 31,
	2019	2018

Furniture and office equipment	$491	$491
Computer system	214	231
Leasehold improvements	43	25
Total premises and equipment	748	747
Less accumulated depreciation and amortization	(531)	(660)
Premises and equipment, net	$217	$87

	2019	2018

Depreciation and amortization expense for the nine months ended September 30,	$30	$23

Note 10: Credit Facilities

The Company has two secured credit facilities. The facilities are non-revolving and do not have an option to renew or extend additional credit. Additionally, the facilities do not contain a prepayment penalty. To collateralize the loans, the Company may pledge either qualifying mortgage loans or cash. As of September 30, 2019, the Company has only pledged qualifying mortgage loans as collateral on the credit facilities. In addition, the credit facilities include a number of borrower covenants. The Company is following these covenants as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes the principal terms the Company’s credit facilities as of September 30, 2019:

Nature of Borrowing	Interest Rate	Interest Rate Type	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$579	11/1/2026	$88,822	$—

Future principal contractual payments of the Company’s borrowings from financial institutions during the twelve-month periods ending September 30 are as follows (dollars in thousands):

2020	$5,150
2021	5,307
2022	5,442
2023	5,582
2024	5,721
Thereafter	45,528
$72,730

Note 11: Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		September 30, 2019		December 31, 2018
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class A Offering	Unsecured	$1,593	4.03%	$8,758	4.28%
Class 1 Offering	Unsecured	23,366	4.05%	29,114	3.98%
Class 1A Offering	Unsecured	31,488	3.83%	13,817	3.84%
Public Offering Total		$56,447	3.93%	$51,689	3.99%

Private Offerings
Subordinated Notes	Unsecured	$11,455	5.29%	$7,533	4.93%
Secured Notes	Secured	6,457	3.93%	9,170	3.86%
Private Offering Total		$17,912	4.80%	$16,703	4.35%

Total Investor Notes Payable		$74,359	4.14%	$68,392	4.08%
Investor Notes Payable Totals by Security
Unsecured Total	Unsecured	$67,902	4.16%	$59,222	4.11%
Secured Total	Secured	$6,457	3.93%	$9,170	3.86%

Future maturities for the Company’s investor notes during the twelve-month periods ending September 30 are as follows (dollars in thousands):

2020	$19,053
2021	17,601
2022	16,463
2023	6,793
2024	14,449
$74,359

Debt issuance costs related to the Company’s investor notes payable were $76 thousand and $92 thousand at September 30, 2019 and December 31, 2018, respectively.

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

SEC Registered Public Offerings

Class A Offering.

In April 2008, the Company registered its Class A Notes with the SEC. The Company discontinued the sale of its Class A Note Offering when the offering expired on December 31, 2015. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note that allows borrowers to increase their interest rate once a year with certain limitations. The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of September 30, 2019 and December 31, 2018. The Company issued the Class A Notes under a Trust Indenture entered into between the Company and U.S. Bank National Association (“US Bank”).

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of September 30, 2019 and December 31, 2018. The Company issued The Class 1 Notes under a Trust Indenture between the Company and U.S. Bank.

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

The Company secures these notes by pledging either cash or loans receivable as collateral. The collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. Said another way, every dollar of cash collateralizes one dollar of secured notes and every $1.05 of loans receivable collateralizes one dollar of secured notes. At September 30, 2019 and December 31, 2018, the loans receivable collateral securing the Secured Notes had an outstanding balance of $13.1 million and $10.9 million, respectively. The September 30, 2019 and December 31, 2018 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of September 30, 2019 and December 31, 2018, the Company did not have cash pledged for the benefit of the Secured Notes. On December 31, 2017, the Company terminated its 2015 Secured Note offering.

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

Series 1 Subordinated Capital Notes (“Subordinated Notes”).

In June 2018, the Company renewed the offer and sale of its Subordinated Notes initially launched in February 2013. The Company offers the notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D. The

Company offers the Subordinated Notes with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps.

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at September 30, 2019 and December 31, 2018.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	September 30, 2019	December 31, 2018
Undisbursed loans	$2,562	$1,919

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. There were no outstanding letters of credit at December 31, 2018 and September 30, 2019.

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. As of September 30, 2019, the Company is a defendant in a wrongful termination of employment lawsuit. The Company is contesting the claim and at September 30, 2019, the Company’s liabilities include an accrual of $16 thousand for litigation-related expenses incurred in connection with this claim. Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and management cannot predict the ultimate outcome.

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

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Nine months ended		Year ended
	September 30,		December 31,
	2019	2018	2018
Lease cost
Operating lease cost	$130	$107	$143
Other information
Cash paid for operating leases	123	74	149
Right-of-use assets obtained in exchange for operating lease liabilities	680	—	—
Weighted average remaining lease term (in years)	4.17	0.96	1.25
Weighted-average discount rate	4.77%	—%	—%

Future minimum lease payments and lease costs for the twelve months ending September 30 are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2020	$154	$160
2021	145	146
2022	149	146
2023	154	146
2024	39	37
Total	$641	$635

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

Note 14: Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the nine months ended September 30, 2019 and 2018 were $44 thousand and $65 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution for the nine months ended September 30, 2019 or the nine months ended September 30, 2018.

Note 15: Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

The Company classifies measurements of fair value within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs include:
o	quoted prices for similar assets and liabilities in active markets,
o	quoted prices for identical assets and liabilities in inactive markets,
o	inputs that are observable for the asset or liability (such as interest rates, prepayment speeds, credit risks, etc.);
o	or inputs that are derived principally from or corroborated by observable market data by correlation or by other means.
•	Level 3 inputs are unobservable and reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):`

		Fair Value Measurements at September 30, 2019 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$22,521	$22,521	$—	$—	$22,521
Loans, net	135,264	—	—	132,610	132,610
Investment in joint venture	887	—	—	887	887
Accrued interest receivable	717	—	—	717	717
FINANCIAL LIABILITIES:
Term-debt	$72,730	$—	$—	$55,726	$55,726
Investor notes payable	74,283	—	—	76,220	76,220
Other financial liabilities	494	—	—	494	494

		Fair Value Measurements at December 31, 2018 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$9,928	$9,928	$—	$—	$9,928
Loans, net	143,380	—	—	140,989	140,989
Investment in joint venture	887	—	—	887	887
Accrued interest receivable	711	—	—	711	711
FINANCIAL LIABILITIES:
Term-debt	$76,515	$—	$—	$57,386	$57,386
Investor notes payable	68,300	—	—	68,865	68,865
Other financial liabilities	356	—	—	356	356

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2019 and December 31, 2018.

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

Investor Notes Payable – Management estimates the fair value of fixed maturity notes by discounting the future cash flows of the notes. The discount rate the Company uses is the rates currently offered for investor notes payable of similar remaining maturities. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the notes.

Term-debt – Management estimates the fair value of borrowings from financial institutions discounting the future cash flows of the borrowings. The discount rate the Company uses is the current incremental borrowing rates for similar types of borrowing arrangements. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the notes.

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2019 and December 31, 2018.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2019:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$6,795	$6,795
Investment in joint venture	—	—	887	887
Foreclosed assets (net of allowance and discount)	—	479	—	479
Total	$—	$479	$7,682	$7,682

Assets at December 31, 2018:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$11,616	$11,616
Investment in joint venture	—	—	887	887
Total	$—	$—	$12,503	$12,503

Activity in Level 3 assets is as follows for the nine months ended September 30, 2019 and for the year ended December 31, 2018 (dollars in thousands):

Impaired loans (net of allowance and discount)
Balance, December 31, 2018	$11,616
Changes in allowance and discount	1,790
Transfer of loans into foreclosed assets	(496)
Loans no longer considered impaired	(3,525)
Loan payments, payoffs, and sales	(2,590)
Balance, September 30, 2019	$6,795

Investment in joint venture (net of allowance and discount)
Balance, December 31, 2018	$887
Pro rata share of joint venture losses	—
Balance, September 30, 2019	$887

Impaired loans (net of allowance and discount)
Balance, December 31, 2017	$6,135
Changes in allowance and discount	(306)
Loans that became impaired	7,620
Loan payments and payoffs	(1,833)
Balance, December 31, 2018	$11,616

Investment in joint venture (net of allowance and discount)
Balance, December 31, 2017	$896
Pro rata share of joint venture income	(9)
Balance, December 31, 2018	$887

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

Foreclosed Assets

The Company initially records real estate acquired through foreclosure or other proceedings (foreclosed assets) at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, management periodically performs valuations on foreclosed assets. The company carries foreclosed assets held for sale at the lower of cost or fair value, less estimated costs of disposal. The fair values of real properties initially are determined based on appraisals. In some cases, management adjusts the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market or in the collateral. The Company makes subsequent valuations of the real properties based either on management estimates or on updated appraisals. If management makes significant adjustments to appraised values based on unobservable inputs, the Company categorizes foreclosed assets under Level 3. Otherwise, if management bases the foreclosed assets’ value on recent appraisals and the only adjustments made are for known contractual selling costs, the Company will categorize the foreclosed assets under Level 2.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

September 30, 2019
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$6,795	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investment in joint venture	887	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed Assets	479	Internal evaluations	Selling cost	6% (6%)

December 31, 2018
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$11,616	Discounted appraised value	Selling cost / Estimated market decrease	15% - 72% (33%)
Investment in joint venture	$887	Internal evaluations	Estimated future market value	0% (0%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2018 and 2017, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2018 and 2017, MP Realty has federal and state net operating loss carryforwards of approximately $407 thousand and $402 thousand, respectively, which begin to expire in 2030. Management assessed its ability to realize the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at September 30, 2019 and December 31, 2018.

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

Financial information with respect to the reportable segments for the three months ended September 30, 2019 is as follows (dollars in thousands):

	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,465	$620	$—	$(212)	$2,873
Total non-interest expense and provision for tax	1,006	280	—	—	1,286
Net profit	12	340	—	47	399

Financial information with respect to the reportable segments for the nine months ended September 30, 2019 is as follows (dollars in thousands):

	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$7,460	$1,947	$—	$(725)	$8,682
Total non-interest expense and provision for tax	3,029	841	(2)	—	3,868
Net profit (loss)	824	1,106	2	(14)	1,918
Total assets	158,621	2,452	55	(30)	161,098

Financial information with respect to the reportable segments for the three months ended September 30, 2018 is as follows (dollars in thousands):

	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,927	$337	$—	$(217)	$3,047
Total non-interest expense and provision for tax	889	219	6	—	1,114
Net profit (loss)	80	118	(6)	(15)	177

Financial information with respect to the reportable segments for the nine months ended September 30, 2018 is as follows (dollars in thousands):

	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$7,730	$895	$—	$(515)	$8,110
Total non-interest expense and provision for tax	2,693	733	18	—	3,444
Net profit (loss)	150	162	(18)	82	376
Total assets	157,030	1,275	55	(63)	158,297

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the results of operations for the three and nine month periods ended September 30, 2019 and 2018. It should be read in conjunction with our December 31, 2018 Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements regarding Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, MPF, MP Realty, MPC, and MP Securities, including, without limitation, statements regarding our expectations with respect to revenue, credit losses, levels of non-performing assets, expenses, earnings and other measures of financial performance. Statements that are not statements of historical facts may be deemed to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management.

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the following:

•	We are a highly leveraged company and our indebtedness could adversely affect our financial condition and business;
•	we depend on the sale of our debt securities to finance our business and have relied on the renewals or reinvestments made by our holders of debt securities when their debt securities mature;
•	our ability to maintain liquidity or access other sources of funding;
•	the need to sell loan participations in loans we originate in order to maintain liquidity and generate servicing fees;
•	the allowance for loan losses that we have set aside may prove to be insufficient to cover actual losses on our loan portfolio;

•	the allowance for losses on foreclosed assets that we have set aside may prove to be insufficient to cover actual losses on our foreclosed assets;
•	we have several non-performing mortgage loans that may need to be restructured and/or liquidated prior to maturity;
•

because we rely on credit facilities to finance our investments in church mortgage loans, disruptions in the credit markets, financial markets and economic conditions that adversely impact the value of church mortgage loans can negatively affect our financial condition and performance;

•

we are required to comply with certain covenants and restrictions in our primary credit facilities that, if not met, could trigger acceleration of repayment of the outstanding principal balance on short notice; and

•	we have investments in foreclosed assets that we will attempt to sell.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, MPF, MP Realty, MP Securities, and MPC.

OVERVIEW

We generate our revenue primarily through our church lending portfolio and secondarily through fees generated from our investment and insurance products and services. While we generate the majority of our revenue through interest income, our strategy is to increase the diversification of our revenue sources. A diversified revenue stream may reduce the risk to the Company if economic factors, such as changes in interest rates, decrease our interest income. We also focus on improving our operating efficiency. We seek to improve our capital position by reducing expenses while simultaneously maintaining or increasing revenue. Increased capital helps mitigate risk in economic down cycles. In addition, we are focusing on reducing risk to our lending revenue by improving the quality of our loan portfolio, assessing the financial strength of our borrowers, and working with our impaired loans to restructure, refinance, and/or liquidate these investments when necessary.

Financial Condition

This discussion focuses on the overall performance of our balance sheet. As we are a financial institution, the balance sheet is the primary driver of our net income.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

			Comparison
	2019	2018	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$22,470	$9,877	$12,593	127%
Restricted cash	51	51	—	—%
Loans receivable, net of allowance for loan losses of $1,516 and $2,480 as of September 30, 2019 and December 31, 2018, respectively	135,264	143,380	(8,116)	(6%)
Accrued interest receivable	717	711	6	1%
Investment in joint venture	887	887	—	—%
Property and equipment, net	217	87	130	149%
Foreclosed assets, net	479	—	479	100%
Servicing assets	109	212	(103)	(49%)
Right-of-use assets	573	—	573	100%
Other assets	331	234	97	41%
Total assets	$161,098	$155,439	$5,659	4%
Liabilities and members’ equity
Liabilities:
Term-debt	$72,730	$76,515	$(3,785)	(5%)
Investor notes payable, net of debt issuance costs of $76 and $92 as of September 30, 2019 and December 31, 2018, respectively	74,283	68,300	5,983	9%
Accrued interest payable	258	249	9	4%
Lease liabilities	579	—	579	100%
Other liabilities	2,192	844	1,348	160%
Total liabilities	150,042	145,908	4,134	3%
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated deficit	(2,168)	(3,693)	1,525	(41%)
Total members' equity	11,056	9,531	1,525	16%
Total liabilities and members' equity	$161,098	$155,439	$5,659	4%

General

The increase in total assets at September 30, 2019 and December 31, 2018 was primarily attributable to an increase in cash due to sales of our investor notes. During the nine months ended September 30, 2019, we sold a net of $6.0 million in new investor notes compared to a net increase in investor notes of $1.1 million during the nine months ended September 30, 2018.  This increase resulted from management’s efforts to market our investor notes to institutional investors that share a common interest in serving the evangelical community.

The decrease in loans receivable at September 30, 2019 as compared to December 31, 2018 was due to performing and non-performing loan prepayments exceeding loan originations and loan purchases. The Company purchased $2.3 million in loan participation interests and originated $4.6 million in loans receivable during the nine months ended September 30, 2019.  We received $15.7 million in principal payments on loan receivable to offset this increase. Our loans receivable portfolio consists entirely of loans made to evangelical churches and ministries with approximately 99% of these loans secured by real estate.

Non-performing Assets

Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, restructured loans, foreclosed assets, and other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.

•	Non-accrual loans are loans on which we have stopped accruing interest.
•	Restructured loans are loans in which we have granted the borrower a concession on the interest rate or the original repayment terms due to financial distress.
•	Foreclosed assets are real properties for which we have taken title and possession upon the completion of foreclosure proceedings.

We closely monitor these non-performing assets on an ongoing basis. Management evaluates the potential risk of loss on these loans and foreclosed assets by comparing the book balance to the fair value of any underlying collateral or the present value of projected future cash flows, as applicable.

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

We had five non-accrual loans as of September 30, 2019 and 11 as of December 31, 2018.  Two  of our non-performing loans paid off. In addition, management transferred one non-accrual loan to foreclosed assets after judicial foreclosure proceedings were completed. Four of the non-accrual loans became performing TDRs and were moved to accrual status. As detailed in the table below, these activities decreased the balance of our non-performing loans at September 30, 2019 as compared to December 31, 2018.

At September 30, 2019 and December 31, 2018, we had three and nine restructured loans, respectively, that were on non-accrual status. One of these loans was over 90 days delinquent at September 30, 2019. In addition, we have five performing restructured loans on accrual status as of September 30, 2019.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	September 30, 2019	December 31, 2018
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days	$4,020	$7,096
Troubled Debt Restructurings[2]	1,478	2,706
Other Impaired Loans	1,490	3,799
Total Collateral-Dependent Loans	6,988	13,601
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	—	—
Total Non-Collateral-Dependent Loans	—	—
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	6,988	13,601
Foreclosed Assets[3]	479	—
Total Non-performing Assets	$7,467	$13,601

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.
[2] Includes $340 thousand of restructured loans that were over 90 days delinquent as of September 30, 2019.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

The following is a summary of the recorded balance of our non-performing loans (dollars in thousands):

	September 30,	December 31,	September 30,
	2019	2018	2018
Impaired loans with an allowance for loan loss	$1,818	$5,621	$9,965
Impaired loans without an allowance for loan loss	5,170	7,980	1,511
Total impaired loans	$6,988	$13,601	$11,476

Allowance for loan losses related to impaired loans	$193	$1,463	$1,909
Total non-accrual loans	$5,781	$10,098	$10,266
Total loans past due 90 days or more and still accruing	$—	$—	$—

Allowance for Loan Losses

We maintain an allowance for loan losses that we consider adequate to cover both the inherent risk of loss associated with the loan portfolio as well as the risk associated with specific loans.

General reserves are allowances taken to address the inherent risk of loss in the loan portfolio. We include several factors in our analysis. We weigh these factors for the level of risk represented and for the potential loss on our portfolio. These factors include:

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

In addition, we include additional general reserves for our loans if the collateral for the loan is a junior lien or if a loan is unsecured. We segregate our loans into pools based on risk rating when we perform our analysis in order to increase the accuracy when determining the potential impact these factors have on our portfolio. We weigh  the risk factors based upon the quality of the loans in the pool. In general, we give risk factors a higher weight for lower quality loans, which results in greater general reserves related to these loans. We evaluate these factors on a quarterly basis to ensure that we have adequately addressed the risks inherent in our loan portfolio.

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

Finally, for non-collateral-dependent trouble debt restructurings we use a net present value method for the allowance calculation. Reserves for these loans are determined by calculating the net present value of payment streams we expect to receive from a restructured loan compared to what we would have received from the loan according to its original terms. We then discount these expected cash flows at the original interest rate on the loan. Management records these reserves at the time of the restructuring. We report the change in the present value of cash flows attributable to the passage of time as interest income.

The process of providing an adequate allowance for loan losses involves discretion on the part of management. We strive to maintain the allowance at a level that compensates for losses that may arise from unknown conditions. As a result, losses may differ from current estimates made by management.The following chart details our allowance for loan losses:

	Allowance for Loan Losses
	as of and for the
	Nine months ended		Year ended
	September 30,		December 31,
	2019	2018	2018
Balances:	($ in thousands)
Average total loans outstanding during period	$141,782	$146,596	$145,617
Total loans outstanding at end of the period	$137,716	$145,153	$147,335
Allowance for loan losses:
Balance at the beginning of period	$2,480	$2,097	$2,097
Provision (credit) charged to expense	(932)	671	666
Charge-offs
Wholly-Owned First	(929)	(40)	(283)
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	(929)	(40)	(283)
Recoveries
Wholly-Owned First	897	—	—
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	897	—	—
Net loan charge-offs	(32)	(40)	(283)
Accretion of allowance related to restructured loans	—	—	—
Balance	$1,516	$2,728	$2,480

Ratios:
Net loan charge-offs to average total loans	0.02%	0.03%	0.19%
Provision for loan losses to average total loans	(0.66)%	0.46%	0.46%
Allowance for loan losses to total loans at the end of the period	1.10%	1.88%	1.68%
Allowance for loan losses to non-performing loans	21.69%	23.77%	18.23%
Net loan charge-offs to allowance for loan losses at the end of the period	2.11%	1.47%	11.41%
Net loan charge-offs to provision for loan losses	(3.43)%	5.96%	42.49%

The charge-off for the nine months ended September 30, 2019 was primarily due to three impaired loans, for which management believes we may not collect the full unpaid balance. During the year, management transferred one of these loans to foreclosed assets after foreclosure proceedings were completed. Management restructured and reclassified another loan as a performing TDR. Recoveries were due payoffs of two impaired loans that paid off during the nine months ended September 30, 2019.

Investment in Joint Venture

The investment in the joint venture is described in “Note 5: Investments in Joint Venture” in Part I “Financial Information” of this Report. The purpose of the joint venture is to develop and sell property we acquired as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.

Foreclosed Assets

Foreclosed assets increased by $479 thousand during the nine months ended September 30, 2019 due to the completion of judicial foreclosure proceeding on a defaulted loan during the period. Management used recent appraisal values less estimated selling costs to determine the carrying value of the foreclosed assets.

Other Assets

The majority of our other assets include prepaid assets and servicing assets. At September 30, 2019, our other assets increased by $97 thousand compared to the year ended December 31, 2018. This was due to an increase in prepaid insurance premiums. In addition, because of the implementation of ASU No. 2016-02 we added a right-of-use asset that carries an amortized value of $573 thousand as of September 30, 2019.

Term-debt

Term-debt decreased by $3.79 million for the nine month ended September 30, 2019. This decrease is the result of scheduled monthly paydowns.

Investor Notes Payable

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organization and the ministries they serve.  Concurrently, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors. These efforts helped increase our investor notes payable by $6.0 million for the nine months ended September 30, 2019. The balance sheet presents our investor notes payable net of debt issuance costs, which have decreased from $92 thousand at December 31, 2018 to $76 thousand at September 30, 2019.

Other liabilities

Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees. At September 30, 2019,  our other liabilities increased by $1.3 million as compared to the year ended December 31, 2018 due to an increase in funds the Company held on behalf of borrowers for future lending transactions. Due to the implementation of ASU No. 2016-02, we added a lease liability of $680 thousand at January 1, 2019, which has amortized to $579 thousand at September 30, 2019.

Members’ Equity

For the nine months ended September 30, 2019, total members’ equity increased by $1.5 million due to net income of $1.9 million earned by the Company as offset by dividend expense of $393 thousand. We did not repurchase or sell any membership equity units during the quarter ended September 30, 2019.

Liquidity and Capital Resources

September 30, 2019 vs. September 30, 2018

Maintenance of adequate liquidity requires that sufficient resources are always available to meet our cash flow needs. We need cash to obtain new mortgage loans, repay term-debt, make interest payments to our note investors, and pay general operating expenses. Our primary sources of liquidity are:

•	cash;
•	net income from operations;
•	maturing loans;
•	payments of principal and interest on loans;
•	loan sales; and
•	sales of investor notes.

Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have adequate liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be accurate. While our liquidity sources that include cash, reserves and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets and raise additional debt or equity capital is less certain and less immediate.

We are also susceptible to withdrawal requests made by our note holders that have made large investments in our notes that can adversely affect our liquidity. We believe that our available cash, cash flow from operations, net interest income, and other fee income will be sufficient to meet our cash needs. Should our liquidity needs exceed our available sources of liquidity, we believe we could sell a portion of our mortgage loan investments at par to raise additional cash; however, we also must maintain adequate collateral consisting of loans receivable and cash to secure our term debt.

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 27% at September 30, 2019, which is above the minimum set by our policy. This was an increase from 20% at September 30, 2018 primarily due to investments made by institutional investors in our investor notes during the nine months ended September 30, 2019.

We review our liquidity position on a regular basis based upon our current position and expected trends of loan closings and sales of investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs. Some of the material liquidity events that would adversely affect our business are:

•	we become unable to continue offering our investor notes in public and private offerings for any reason;
•	we incur sudden withdrawals by multiple investors in our investor notes;
•	a substantial portion of our investor notes that mature during the next twelve months is not renewed; or
•	we are unable to obtain capital from sales of our mortgage loan assets or other sources.

Debt Securities

The sale of our debt securities is a significant component in financing our mortgage loan investments. We continue to sell debt securities filed under a Registration Statement with the SEC to register $90 million of our Class 1A Notes. The SEC declared the Registration Statement effective on February 27, 2018 and it expires on December 31, 2020. We have also entered into a Loan and Standby Agent Agreement pursuant to a Rule 506 offering to sell $40.0 million of Series 1 Subordinated Capital Notes and we are offering $80 million in our Secured Notes under a private placement offering. Through sales of the Class 1A Notes and privately placed investor notes, we expect to fund new loans, which we can hold to either receive interest income or sell to participants to generate servicing income and gains on loan sales. We also use the cash we receive from investor note sales to fund general operating activities.

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate has been stable over the last several years. MP Securities has also hired additional financial advisors that have enabled us to increase our client base, which has in turn positioned us to increase notes sales.

The table below shows the renewal rates of our maturing notes over the last three years.

2018	62%
2017	64%
2016	56%

The renewal rate for the quarter ended September 30, 2019 as compared to September 30, 2018 is as follows:

Three-month period ended September 30, 2019	74%
Three-month period ended September 30, 2018	64%

Credit Facilities

We have funded a significant portion of our balance sheet through our credit facilities. Because these facilities have a fixed rate until the facilities mature in 2026, they provide a stable cost of funds.

The table below is a summary of the Company’s credit facilities (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$579	11/1/2026	$88,822	$—

We cannot borrow additional funds on these facilities; therefore, we will need to replace any principal paid on the facilities through another source. If we cannot find an alternative source of funding, we will have to shrink our balance sheet, which may reduce our net interest income. As of the date of this Report, our only source of funds to pay down our credit facilities are our earnings, the debt securities we sell, and net cash flow from our loans receivable portfolio.

The following table shows the maturity schedule on our credit facilities for the next five years and thereafter as of September 30, 2019 (dollars in thousands):

2020	$5,150
2021	5,307
2022	5,442
2023	5,582
2024	5,721
Thereafter	45,528
$72,730

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of September 30, 2019, we are in compliance with our covenants on our notes payable and term debt.

•	For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable”, to Part I “Financial Information” of this Report beginning at page F-1.
•	For additional information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part I “Financial Information” of this Report beginning at page F-1.

Results of Operations: Three months ended September 30, 2019

The analysis below describes the Company’s results of operations for the three-month period ended September 30, 2019 compared to the three-month period ended September 30, 2018.

Net Interest Income and Net Interest Margin

Historically, our earnings have primarily depended upon our net interest income.

•	Net interest income is the difference between the interest income we receive from our loans and cash on deposit (“interest-earning assets”) and the interest paid on our debt securities and term debt.
•	Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$20,633	$88	1.70%	$13,254	$20	0.60%
Interest-earning loans [1]	134,871	2,340	6.90%	134,476	2,190	6.46%
Total interest-earning assets	155,504	2,428	6.21%	147,730	2,210	5.94%
Non-interest-earning assets	7,400	—	—%	10,327	—	—%
Total Assets	162,904	2,428	5.93%	158,057	2,210	5.55%

Liabilities:
Investor notes payable gross of debt issuance costs	75,122	781	4.14%	68,866	697	4.02%
Term-debt	73,530	468	2.53%	78,605	500	2.53%
Total interest-bearing liabilities	148,652	1,249	3.34%	147,471	1,197	3.22%
Debt issuance cost		22			26
Total interest-bearing liabilities net of debt issuance cost	$148,652	1,271	3.40%	$147,471	1,223	3.29%

Net interest income		$1,157			$987
Net interest margin			2.96%			2.65%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$17	$51	$68
Interest-earning loans	3	147	150
Total interest-earning assets	20	198	218
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	54	30	84
Term-debt	(32)	—	(32)
Debt issuance cost	—	(4)	(4)
Total interest-bearing liabilities	22	26	48
Change in net interest income	$(2)	$172	$170

Net interest income increased 17%, or $170 thousand, to $1.2 million for the quarter ended September 30, 2019. Net interest margin increased 31 basis points to 2.96% for the three months ended September 30, 2019.

Interest income on total interest-earning assets increased by $218 thousand for the three-month period ended September 30, 2019 compared to September 30, 2018. A rate variance on interest-earning accounts with other financial institutions accounted for $51 thousand of this increase. This was due to an increase in average yield on these accounts of 110 basis points. The increase was due to two factors. First, overall market interest rates have increased over the last twelve months. Second, we have allocated a higher percentage of our funds to higher interest-earning accounts. In addition, a rate variance on interest-earning loans accounted for $147 thousand of the increase on interest-earning assets due to a higher portfolio rate. The weighted average rate on the loan portfolio increased from 6.44% to 6.59% from September 30, 2018 to September 30, 2019.

Total interest expense increased by $48 thousand for the three months ended September 30, 2019 compared to September 30, 2018. Interest expense on investor notes payable increased by $84 thousand while interest expense on term-debt decreased by $32 thousand. Interest expense on investor notes payable increased due to both volume and rate variance. The average balance of our investor notes payable increased by $6.3 million due to the expanded efforts to market our investor notes to faith-based organizations, institutions, and ministries. The rate variance on investor notes payable was primarily due to the increase in the offering rates on our investor notes over the previous twelve months. Interest expense on term-debt decreased due to a $5.1 million decrease in the average balance from September 30, 2018 to September 30, 2019. This decrease was due to contractual monthly principal payments made on the term-debt.

Provision and non-interest income and expense

	Three months ended		Comparison
	September 30,
	(dollars in thousands)
	2019	2018	$ Difference	% Difference
Net interest income	$1,157	$987	$170	17%
Provision (credit) charged to expense	(83)	533	(616)	(116%)
Net interest income after provision (credit) for loan losses	1,240	454	786	173%
Total non-interest income	445	837	(392)	(47%)
Total non-interest expenses	1,281	1,108	173	16%
Income before provision for income taxes	404	183	221	121%
Provision for income taxes and state LLC fees	5	6	(1)	(17%)
Net income	$399	$177	$222	125%

Provision

Net interest income after provision for loan losses increased by $786 thousand for the quarter ended September 30, 2019 over the quarter ended September 30, 2018. This increase was primarily due to a credit in provision expense related to loan loss recoveries on loan payoffs.

Non-interest income

The decrease in non-interest income shown above was the result of non-interest lending income decreasing by $680 thousand for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  We recorded a gain on loan sale during the three months September 30, 2018 and did not record any gains on loan sales in the third quarter of 2019. Somewhat offsetting the decrease in non-interest lending income was an increase in revenue from broker-dealer commissions and fees of $288 thousand for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  The increase in broker-dealer commissions and fees was the result of an increase in institutional business during the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018.

Non-interest expenses

The increase in non-interest expenses of $173 thousand was due primarily to an increase in variable expenses directly related to the increase in non-interest income described above. Additionally, office operations expenses increased as we outsourced some credit management functions to outside contractors.

Results of Operations: Nine months ended September 30, 2019 vs. September 30, 2018

The analysis below describes the Company’s results of operations for the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018.

Net Interest Income and Net Interest Margin

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in Thousands)
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$18,960	$250	1.77%	$12,738	$49	0.51%
Interest-earning loans [1]	137,032	7,107	6.95%	137,315	6,826	6.65%
Total interest-earning assets	155,992	7,357	6.32%	150,053	6,875	6.13%
Non-interest-earning assets	7,479	—	—%	8,906	—	—%
Total Assets	163,471	7,357	6.03%	158,959	6,875	5.78%

Liabilities:
Investor notes payable gross of debt issuance costs	76,008	2,351	4.15%	68,565	2,047	3.99%
Term-debt	74,777	1,412	2.53%	79,829	1,508	2.53%
Total interest-bearing liabilities	$150,785	3,763	3.35%	$148,394	3,555	3.20%
Debt issuance cost		65			64
Total interest-bearing liabilities net of debt issuance cost	$150,785	3,828	3.40%	$148,394	3,619	3.26%

Net interest income		$3,529			$3,256
Net interest margin			3.03%			2.90%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2019 vs. 2018
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$32	$169	$201
Interest-earning loans	(27)	308	281
Total interest-earning assets	5	477	482
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	269	35	304
Term-debt	(96)	—	(96)
Debt issuance cost	—	1	1
Total interest-bearing liabilities	173	36	209
Change in net interest income	$(168)	$441	$273

Net interest income increased 8%, or $273 thousand, to $3.5 million for the nine months ended September 30, 2019. Net interest margin increased 16 basis points to 3.03% for the nine months ended September 30, 2019.

Interest income on total interest-earning assets increased by $482 thousand for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. A rate variance on interest-earning accounts with other financial institutions accounted for $169 thousand of this increase. This was due to an increase in average yield on these accounts of 126 basis points. This increase arises from the same factors discussed above in the quarterly results. A rate variance accounted for most of the increase in interest income on interest-earning loans. The weighted average loans receivable portfolio rate increased from 6.44% to 6.59% from September 30, 2018 to September 30, 2019.

Total interest expense increased by $209 thousand for the nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Interest expense on investor notes payable increased by $304 thousand while interest expense on term-debt decreased by $96 thousand. Interest expense on investor notes payable mostly increased due to a volume variance. The average balance on investor notes payable increased by $7.4 million due to the increase in investor notes payable previously described. The decrease in interest expense on term-debt is because the average balance decreased by $5.1 million from September 30, 2018 to September 30, 2019 as we make contractual payments on the borrowings.

Provision for loan losses and non-interest income and expense

	Nine months ended		Comparison
	September 30,
	(dollars in thousands)
	2019	2018	$ Difference	% Difference
Net interest income	$3,529	$3,256	$273	8%
Provision (credit) charged to expense	(932)	671	(1,603)	(239%)
Net interest income after provision for loan losses	4,461	2,585	1,876	73%
Total non-interest income	1,325	1,235	90	7%
Total non-interest expenses	3,854	3,427	427	12%
Income before provision for income taxes	1,932	393	1,539	392%
Provision for income taxes and state LLC fees	14	17	(3)	(18%)
Net income	$1,918	$376	$1,542	410%

Provision for loan losses

Net interest income after provision for loan losses increased by $1.9 million for the nine months ended September 30, 2019 over the nine months ended September 30, 2018. This increase was due to a credit in provision expense related to loan loss recoveries on loan payoffs.

Non-interest income

The increase in non-interest income shown above was due to the same factors discussed in our quarterly results. For the nine months ended September 30, 2019 compared to nine months ended September 30, 2018, broker-dealer commissions and fees increased by $841 thousand while other lending income decreased by $751 thousand. These changes were due to the same reasons described in the quarterly analysis above.

Non-interest expenses

The increase in non-interest expenses of $427 thousand was mainly due to the reasons described in the quarterly analysis above.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2019.  After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports filed under the Exchange Act is accumulated and communicated to our management, including the President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The Company made no changes in internal controls during the nine months ended September 30, 2019.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of September 30, 2019 and subject to the matter described below, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

As of September 30, 2019, the Company is a defendant in a wrongful termination of employment lawsuit. The Company is contesting the claim and at September 30, 2019, the Company’s liabilities include an accrual of $16 thousand for litigation-related expenses incurred in connection with this claim. Although the Company believes that it will prevail on the merits, management cannot predict the ultimate outcome.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the nine-month periods ended September 30, 2019 and 2018; (ii) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (iv) Notes to Consolidated Financial Statements.

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

Dated: November 8, 2019

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer