Form 10-K
period 2019-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2020-03-27
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of May 4, 2017 (the last date any sale or exchange was made of our Class A Common Units), the aggregate market value of the registrant’s Class A Common Units held by non‑affiliates was estimated to have no value. As of June 29, 2018 (the last date any sale or exchange was made of our Series A Preferred Units), the market value of the Series A Preferred Units was estimated at $67.50 per share or $7,904,250. The registrant has sold no Class A Common Units within the past sixty days and there is no public market value for the registrant’s Class A Common Units. The number of Class A Common Units outstanding, as of December 31, 2019, was 146,522.

DOCUMENTS INCORPORATED BY REFERENCE:  None

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-K

Table_of_Contents

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward‑looking statements are included with respect to, among other things, our current business plan, business strategy and portfolio management. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that we believe might cause such differences are discussed in the section entitled, “Risk Factors” in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

Table_of_Contents

PART I
Item 1.	Business

General

Throughout this document, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company,” “we,” “us,” or “our.” We are a credit union service organization (“CUSO”) organized as a California limited liability company. Our equity owners include 11 federal or state chartered credit unions. We operate as a non-bank financial services company.

Evangelical Christian Credit Union (“ECCU”) incorporated the Company under California law on October 22, 1991 under the name Ministry Partners Investment Corporation. We converted to a California limited liability company on December 31, 2008 and changed our name to Ministry Partners Investment Company, LLC.

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

Our Subsidiaries

We have four wholly owned subsidiaries: Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc.

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

Table_of_Contents

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

Ministry Partners Securities, LLC.

Ministry Partners Securities, LLC (“MP Securities”) is a Delaware limited liability company we formed on April 26, 2010. Through MP Securities, the Company provides investment advisory and financial planning solutions for individuals, businesses, organizations, churches, charitable institutions, and faith-based organizations. MP Securities also serves as the selling agent for the Company’s public and private placement notes. MP Securities has been a member of the Financial Industry Regulatory Authority (“FINRA”) since March 2, 2011. The subsidiary also provides insurance products under the name Ministry Partners Insurance Agency, LLC through its resident license to act as an insurance producer. MP Securities received its resident license from the California Department of Insurance on March 14, 2013.

Ministry Partners for Christ, Inc.

The Company formed Ministry Partners for Christ, Inc. (“MPC”) on December 28, 2018 for religious and charitable purposes within the meaning of Section 501(c)(3) of the U.S. Internal Revenue Code of 1986. MPC is a not-for-profit corporation formed and organized under Delaware law that will make charitable grants to Christian education, and provide accounting, consulting, and financial expertise to aid evangelical Christian ministries. Although the Company has made an initial cash contribution to launch the foundation, MPC expects to start its grant making activities in the fourth quarter of 2020. On August 23, 2019, the Internal Revenue Service granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the Internal Revenue Code.

Our Business

How we generate revenue

We are a non-bank financial services company that provides financing to evangelical Christian churches, schools, and ministries and we offer investment products to our investors and clients. We generate our revenue:

Table_of_Contents

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

Business Strategy

Our strategy is to generate a stable and diverse flow of income.  Due to the concentration of our loan portfolio in evangelical Christian church and ministry loans, we seek other non-financing sources of revenue to provide a more diverse and stable flow of earnings than a traditional finance company.  We believe a more diverse revenue stream will enable us to be resilient in future economic downturns.  To that end, we have focused on generating recurring fee income business by offering investment services and products, and through loan servicing generating income from our mortgage loan investments.  We continue to seek and explore other revenue sources.

Services we provide

The Company provides three primary services on a national basis to our clients for the benefit of our credit union equity members.

•	We provide investment and insurance advisory services and products to individuals, business entities, not-for-profit organizations, educational institutions, ministries and faith based organizations.
•	We provide commercial mortgage loans to evangelical Christian churches and ministries.
•	We provide a platform for Christian individuals and institutions to participate in funding those projects by investing in the Company’s debt securities.

Our investment and insurance advisory services and products

Through MP Securities, we offer a broad scope of investment and insurance advisory services and products for our clients, including opening customer brokerage accounts via a clearing firm agreement with the Royal Bank of Canada Dain Rauscher (RBC Dain). This business line revenue is a key component in our strategy to grow our non-interest income. Some of the services we provide our clients include offering:

Table_of_Contents

•	financial plans;
•	investment advisory services;
•	investments in mutual funds;
•	client brokerage accounts;
•	life and disability insurance products; and
•	fixed and variable annuities.

Our lending services and products

Our lending services consist of originating, purchasing, selling, and servicing mortgage loans made to churches, Christian ministries, faith based organizations, Christian schools and educational institutions. Our total loans receivable net of allowance at December 31, 2019 was $129 million or 82% of our total consolidated assets. For additional information regarding our Lending Activity, see the Section captioned “Part II. Financial Condition” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Loan Types

The majority of the loans we invest in are real estate secured Christian church and ministry loans. These loans typically have 10-year balloon maturities with a rate adjustment after five years. The loans may have amortization periods up to thirty years. We secure the loans we invest in by placing liens on church, school, and ministry owned real properties. In addition, we occasionally provide construction loans, lines of credit, and letters of credit for our customers.

Originating Loans

We utilize customer referrals, our sales staff relationships and experience, and outside loan brokers to identify loan investment opportunities within our marketplace. We typically receive origination fees on loans we originate. The Company amortizes the origination fee we receive and the estimated cost to originate the loan over the life of the loan. For some borrowers, we may better serve the ministry by referring them to another church lending institution. In those cases, we may receive a finder’s fee. From time to time, we may purchase a participation interest in a loan originated by a third party originator. However, we originate the majority of our new loan investments.

Table_of_Contents

Loan Underwriting

We have developed underwriting criteria that we apply to loans we originate or purchase. We believe our underwriting process will lead to a profitable business. In general, the criteria we consider are similar to methods used by other church mortgage lenders. We use the same underwriting standards and evaluation whether we originate the loans ourselves, or purchase the loan from a third party originator.

Our Loan Servicing

We generate our loan servicing income by passing through a lower interest rate to the purchaser of the loan as compared to the face rate on the note. As an example, we may sell a loan paying 6.00% interest at a 5.50% pass through rate to a participant. In this example, we would receive 0.50% servicing income on the portion of the loan sold.

Our Loan Revenue

Interest income on our mortgage loans generates the majority of our loan revenue. For additional information regarding our loan investments, see the Section captioned “Net Interest Income and Net Interest Margin” in the “Results of Operations section” of “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Funding our mortgage loans

We raise the majority of the funds for our loan investments through issuing and selling debt securities. We offer our debt securities in both registered public offerings and private placement offerings. We market our debt securities primarily to investors who are in or associated with the Christian community. Our investors include individuals, ministries, and other Christian organizations. MP Securities is our selling agent for these debt securities. In addition, we also obtain funds by selling participation interests in our mortgage loan investments. In the past, we have also raised funds by using lines of credit from various financial institutions. Our ability to originate and fund new mortgage loans is dependent on:

•	selling investor notes to institutional and high net-worth investors;
•	leveraging our mortgage loan investments through the sale of loan participation interests to other financial institutions;
•	expanding the sale of our debt securities; and
•	increasing the amount of non-interest income we generate.

Table_of_Contents

Where we conduct our business

While we conduct most of our business in California, we own mortgage loan interests in 30 different states.

Competition

Although the demand for church financing is both broad and fragmented, we believe no one lender has a dominant competitive position in the market. We compete with church bond financing companies, banks, credit unions, denominational loan funds, real estate investment trusts, insurance companies, and other financial institutions. Many of these entities have greater marketing resources, extensive networks of offices and locations, larger staffs, and lower cost of operations due to their size. We believe, however, we have developed an efficient, effective, and economical operation that:

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

Employees

Effective June 1, 2017, we entered into a staffing agreement with Total HR, which provides us with payroll and staffing services. CoAdvantage, a portfolio company of Morgan Stanley Capital Partners, has subsequently acquired Total HR. The Company terminated its agreement with CoAdvantage effective December 14, 2019. Effective December 15, 2019 the Company entered into a professional employer organization agreement with ADP Totalsource DE IV, Inc. As of December 31, 2019, we had 19 full or part-time employees and four independent contractor relationships supporting business functions that were outsourced. We do not have a collective bargaining agreement with any of our employees and believe we have an excellent relationship with our employees.

Table_of_Contents

Regulation

General

As a CUSO, we are subject to the CUSO regulations publicized by the National Credit Union Administration (“NCUA”). We are also subject to various laws and regulations that govern:

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

In addition, state chartered credit unions must follow their respective state’s guidelines that govern investments by a state chartered credit union. The California Department of Financial Institutions (“DFI”) regulates several of our equity owners. The DFI is a part of the California Department of Business Oversight (“DBO”). These credit unions must comply with DFI regulations that govern their investment in or loans they make to a CUSO.

Tax Status

We have elected to have our tax authority treat us as a partnership for U.S. tax law purposes. This election became effective with our conversion from a corporate form of organization to a limited liability company. As a result, profits and losses flow directly to our equity owners under the provisions of our governing documents. If we fail to qualify as

Table_of_Contents

a partnership in any taxable year, we will be subject to federal income tax on our net taxable income at regular corporate tax rates.

As a California limited liability company, we are subject to an annual franchise fee and, in addition, a gross receipts tax on our gross revenues from our California based activities if our gross revenues are in excess of $250 thousand per year.

Regulation of Mortgage Lenders

The California Finance Lender’s Law requires that we obtain a license to conduct our commercial lending activities from the DBO. The license provided to us by the DBO is California Finance Lender License # 603F994.

Under this license, the DBO requires us to file reports from time to time. Accordingly, the DBO has enforcement authority over our operations as a finance lender. This includes, among other things, the ability to assess civil monetary penalties, issue cease and desist orders, and initiate injunctive actions. We are also subject to licensing requirements in other jurisdictions in connection with our mortgage lending activities. Various laws and judicial and administrative decisions may impose requirements and restrictions that govern secured transactions, require specific disclosure to our borrowers and customers, establish collection, foreclosure, and repossession standards, and regulate the use and reporting of certain borrower and customer financial information.

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

Loan Brokerage Services

In 2009, we created a subsidiary, MP Realty, which provides loan brokerage and other real estate services to Christian organizations in connection with our mortgage financing activities. As we expand our loan brokerage activities to other states, we may be required to register with these states as a commercial mortgage broker if we are directly or indirectly marketing, negotiating, or offering to make or negotiate a mortgage loan. We intend to monitor these regulatory requirements as necessary in the event MP Realty provides services to a borrower, lender, broker, or agent outside the State of California.

Table_of_Contents

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

Table_of_Contents

state securities administrators in the states in which it conducts its activities. We have registered MP Securities in the following states:

Arizona	Idaho	Minnesota	Oklahoma	Texas
California	Illinois	Missouri	Oregon	Washington
Colorado	Indiana	Nevada	Pennsylvania	West Virginia
Florida	Kansas	New York	Rhode Island
Georgia	Massachusetts	Ohio	South Carolina

MP Securities is subject to rules and regulations regarding:

•	net capital;
•	sales practices;
•	public and private securities offerings;
•	capital adequacy;
•	record keeping and reporting;
•	conflicts of interest involving related parties;
•	conduct of officers;
•	directors and employees;
•	qualification and licensing of supervisory and sales personnel;
•	marketing practices; and
•	supervisory and oversight of personnel to ensure compliance with securities laws.

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

MP Securities is also subject to routine inspections and examinations by the SEC staff under Rule 17(b) of the Exchange Act. The SEC is authorized to review, if requested, the work papers of the broker dealer’s independent public accounting firm that conducts the audit. As required by amendments to Rule 17a-5 of the Exchange Act, MP Securities files an annual report with the SEC and FINRA that includes its audited financial statements,

Table_of_Contents

supporting schedules and its exemption report as a non-carrying broker-dealer. MP Securities is a member of the Securities Investor Protection Corporation (“SIPC”) and files a copy of its annual report with SIPC.

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

Table_of_Contents

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

Table_of_Contents

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

On March 15, 2018, the 5th U.S. Circuit Court of Appeals nullified the DOL’s fiduciary rule and upheld a sweeping challenge to DOL’s authority to enforce its fiduciary rule. Other courts, however, have reached a different conclusion. Individual states, in addition, may take a different approach and apply the fiduciary standard to transactions subject to that state’s regulatory authority. As a result of the Court’s decision, the DOL has announced that a new rule will be included on its regulatory agenda. On June 5, 2019, the SEC also issued its Final Interpretations to Enhance Protections and Preserve Choice for Retail Investors in Their Relationships With Financial Professionals. Under the SEC interpretation, the investment adviser has a duty to provide advice that is in the best interests of the client and requires a reasonable inquiry into the client’s objectives. The SEC interpretation permits the advisor to apply his or her judgment; provided, however,

Table_of_Contents

that there is fair disclosure and informed consent. We continue to monitor developments with the DOL fiduciary rule and the SEC’s Interpretations of the standard of conduct for investment advisers. We have adopted an assets under management fee compensation model that is applied to sales of our debt securities made by MP Security’s representatives. With this change, we believe that we will be able to:

•	more closely align the compensation program used by MP Securities for its representatives with the interests of investors in our debt securities; and
•	reduce the offering costs of our securities offerings, thereby increasing the net proceeds received by the Company from the sale of such securities to further the Company’s strategic objectives.

Privacy Standards

We are subject to regulations implementing the privacy protection provisions of The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”). The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. These regulations require us to disclose our privacy policy. This includes identifying with whom we share “non-public personal information” to our investors and borrowers at the time of establishing the customer relationship and annually thereafter. The State of California’s Financial Information Privacy Act also regulates consumer’s rights under California law to restrict the sharing of financial data. In recent years, there has been a heightened legislative and regulatory focus on data security, including requiring customer notification in the event of a data breach. Congress has held several hearings in the subject and legislation has been introduces which would impose more rigorous requirements for data security and response to data breaches. As MP Securities expands its investment adviser business operations, it will also need to monitor regulatory initiatives promulgated under the Dodd-Frank Act that affect investment advisers.

Available Information

We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form-10-Q, and current reports on Form 8-K. All of these reports are available to the public on the internet site maintained by the SEC at http://www.sec.gov. Our website address is www.ministrypartners.org. The information provided on our website is not part of this report. Therefore, we do not incorporate by reference our website information unless we specifically reference such information elsewhere in this report.

Table_of_Contents

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

Our ability to finance our operations and repay maturing obligations to our investors and credit facility lenders substantially depends on our ability to borrow money and raise funds from the sale of our debt securities. Several factors affect our ability to borrow money and sell our debt securities including:

•	quality of the mortgage loan assets we own;
•	the profitability of our operations;
•

limitations imposed under our credit facility arrangements and trust indenture agreements that contain restrictive and negative covenants that may limit our ability to borrow additional sums or sell our publicly and privately offered debt securities; and

•	the strength of the lenders from whom we borrow.

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

We have expanded our methods of raising funds, including selling participations in our mortgage loan investments, and expanding the sales of our debt securities to institutional,

Table_of_Contents

corporate, and retail investors, as well as faith-based organizations and ministries. If this strategy is not viable, we will need to find alternative sources of borrowing to finance our operations. If we are unable to raise the funds we need to implement our strategic objectives, we may have to sell assets, deleverage our balance sheet, and reduce operational expenses.

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

The following table shows the investor renewal rate for the prior three years:

2019	75%
2018	62%
2017	64%

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

When handling sales of our investor notes, we must comply with FINRA’s “know your customer” and “suitability” guidelines. Some investors may not qualify under these guidelines. These guidelines help ensure that investors make appropriate investments given the:

•	age;
•	investment experience;

Table_of_Contents

•	net worth;
•	need for liquidity; and
•	the mix of the investor’s portfolio.

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

Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses. As of December 31, 2019, our allowance for loan loss totaled $1,393 thousand or 1.06% of our total loans

Unanticipated adverse events may result in reserves that will be inadequate over time to protect against potential future losses. Examples of these adverse events are:

•	changes in the economy;
•	events affecting specific assets;
•	events affecting specific borrowers;
•	mismanaged construction;

Table_of_Contents

•	loss of a senior pastor;
•	rising interest rates;
•	failure to sell properties or assets;
•	epidemics or pandemics that may affect the local or global economy; or
•	events affecting the geographical regions in which our borrowers or their properties are located.

Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital adequacy. Given the total amount of our allowance for loan losses, an adverse collection experience in a small number of loans could require an increase in our allowance. See the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this Report for further discussion related to our process for determining the appropriate level for the allowance for loan losses.

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

Our losses and troubled assets could increase significantly if additional borrowers become delinquent and we are not successful in managing our non-performing assets. This in turn could have a material, adverse effect on our results of operations and financial condition.

Table_of_Contents

At December 31, 2019, $9,144 thousand of our assets, 5.8% of our total assets, we considered non-performing. At December 31, 2018, $13,601 thousand of our assets, or 8.8%, were considered non-performing.

We rely on the use of borrowed funds and sale of debt securities to finance a substantial part of our business.

We have used borrowing facilities obtained from institutional lenders and relied upon offerings of debt securities in SEC registered and private placement offerings to fund our mortgage loans investments. Lending borrowed funds subjects us to interest rate risk. The difference, or “spread,” between the interest rates we pay on the borrowed funds and the interest rates our borrowers pay on our mortgage loan investments largely determines our interest rate risk. An increase in our borrowing costs could decrease the spread we receive on our mortgage loan investments, which could adversely affect our ability to pay interest and redeem the outstanding debt securities on our balance sheet as they mature.

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

Table_of_Contents

The table below shows our total debt obligations payable by year over the next three years:

Total Debt Obligations by Year Payable as of December, 31 2019 (dollars in thousands)
	2020	2021	2022	Thereafter	Total
Term-debt	$5,164	$5,341	$5,477	$55,445	$71,427
Investor debt securities (gross notes payable)	21,562	18,953	10,761	21,825	73,101
Total debt obligations payable	$26,726	$24,294	$16,238	$77,270	$144,528
Percent of total debt obligation due per year	18%	17%	11%	54%	100%

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

Our institutional credit facilities, shown in the table above as “Term-Debt,” mature on November 1, 2026. If we are unable to replace our credit facilities on attractive terms at maturity, we may have to rely upon less efficient forms of financing new investments. This in turn could result in fewer loan acquisitions or fewer originations of profitable mortgages, which would reduce the size of our balance sheet. A smaller balance sheet would lower the amount of earnings available to us. This would reduce funds available for debt payments, business expenses, and distributions to our equity investors.

A portion of our mortgage loans collateralizes our credit facilities; therefore, these pledged assets will be unavailable to meet our unsecured debt obligations.

Our credit facilities require that we secure the facilities with mortgage loans, maintaining a minimum collateralization ratio (“MCR”) of at least 120% for the two credit facilities in total. Loans pledged as collateral to the credit facilities will be unavailable for other cash flow purposes, including meeting our unsecured debt obligations. If at any time we fail to maintain the MCR requirements, we will be required to deliver cash or qualifying mortgage loans in an amount sufficient to meet the MCR requirements. If the Company has exceeded the MCR, we may request and receive a release of collateral up to the dollar amount sufficient for the Company to maintain the MCR requirements. As of the date of

Table_of_Contents

this Report, we are in compliance with our MCR covenants as required by our credit facilities.

The following table shows the recorded balance of loans pledged and not pledged as collateral as of December 31, 2019 (dollars in thousands):

($ in thousands)	Recorded Loan Balance
Collateral pledged to term-debt	$85,914
Collateral pledged to Secured Investor Notes	13,019
Loans not pledged	32,116
Total loans	$131,049

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

In the event of a default under our term-debt credit facilities, the lender has the right to foreclose on its collateral pursuant to the respective credit facility agreement and applicable commercial law. In the event of foreclosure, there is no assurance the lender will realize proceeds from the collateral sufficient to repay the debt we owe. In that case,

Table_of_Contents

the respective lender generally has the right to pursue the borrower for any deficiency between the amount the borrower owes on the defaulted loan and the value the lender realizes from its liquidation of the collateral for the loan. Thus, our assets remaining after a foreclosure by a lender under our credit facilities may not be sufficient to repay our other debt, including our investor notes.

Loss of our management team or the ability to attract and retain key employees could harm our business.

We are dependent on the knowledge, skills, institutional contacts, and experience of our senior management team. We also rely on our management team to manage our mortgage loan investments, evaluate and attract new borrowers, make prudent decisions as they relate to work-outs, modifications, and restructurings. We rely on our management team to develop relationships with institutional and faith-based ministry investors, lenders, financial institutions, broker-dealer firms, ministries, and individual investors. We can give no assurances that we will be able to recruit and retain qualified senior managers that will enable us to achieve our core strategic objectives and continue to grow our business profitably.

Our broker dealer and investment advisory business depends on fees generated from the distribution of financial products and advisory fees.

One of our strategic objectives is to increase non-interest revenues from fees generated from the distribution of financial products, such as mutual funds and annuity products. Changes in the structure or amount of fees paid by sponsors of these products could directly affect our non-interest revenue. In addition, if these products experience losses or increased investor redemptions, it could reduce the non-interest income we receive on these products.

The ability to attract and retain qualified financial advisors and associates is critical to MP Securities’ continued success.

As we continue to expand our non-interest revenue sources, we will need to attract, recruit, and retain qualified investment and financial advisors that complement the services we provide to our credit union equity owners and their members. Turnover in the financial services industry with broker dealer and advisory firms is high. If we are unable to recruit, attract, and retain qualified professionals, we could jeopardize our strategic goal of increasing non-interest income, thereby adversely affecting our net earnings and financial condition.

Table_of_Contents

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

•	successfully negotiating improved terms on our credit facilities;
•	selling our foreclosed assets;
•	receiving payoffs on some of our mortgage loan investments; and
•	increasing note sales.

However, we will need to monitor and successfully manage our liquidity requirements as necessary when we receive redemption requests for our debt securities, or a debt security investment matures and the investor does not reinvest in another debt security we may offer.

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

Table_of_Contents

Our critical business systems may fail due to events out of our control, such as:

•	unforeseen catastrophic events;
•	cyber-attacks;
•	human error;
•	change in operational practices of our system vendors;
•	or unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems.

These events could potentially result in data loss and adversely affect our ability to conduct our business.

From time to time, we have engaged in transactions with related parties and our policies and procedures regarding these transactions may be insufficient to address any conflicts of interest that may arise.

Under our code of business conduct, we have established procedures regarding the review, approval, and ratification of transactions that may give rise to a conflict of interest between us and any employee, officer, trustee, their immediate family members, other businesses under their control, and other related persons. In the ordinary course of our business operations, we have ongoing relationships and engage in transactions with several related entities. These transactions include our largest equity owner, ECCU, and our newest equity owner, America’s Christian Credit Union (“ACCU”). While the Company believes that it has taken reasonable measures to mitigate any risks, these procedures may not be sufficient to address conflicts of interest that may arise.

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

Table_of_Contents

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

A number of factors that we cannot control affect the market in which we operate. These factors can have a potentially significant, negative impact on our business. These factors include, among other things:

•	interest rates and credit spreads;
•	the availability of credit, including the price, terms, and conditions under which it can be obtained;
•	loan values relative to the value of the underlying real estate assets;
•	default rates on special purpose mortgage loans for churches and ministries, and the amount of the related losses;
•	the actual and perceived state of the real estate markets for church properties and special use facilities;
•	deterioration of local, global, and national economic conditions including epidemics or pandemics that may affect the local or global economy; or
•	unemployment rates.

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

Specifically, a widespread health emergency such as a pandemic could cause economic disruptions that could adversely affect the ability of our borrowers to make their loan payments. Such an event could also cause note investors to withdraw funds at maturity or request redemptions if they lose confidence in the U.S. and world economy. In addition, a pandemic could have an adverse impact on our personnel and operations. Accordingly, the

Table_of_Contents

Company cannot reliably predict the ultimate impact on financial markets and the Company’s business operations and financial results. The Company has worked to mitigate the impact of a pandemic on its financial results by maintaining high levels of cash relative to historic needs, enabling employees to work remotely, and limiting travel during a pandemic. As of December 31, 2019, the Company held 30% of its assets, or $25,993 thousand ($26 million), in cash and cash equivalents on its balance sheet.

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

Table_of_Contents

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

In particular, the adoption of the DOL fiduciary standard rule could materially affect IRA accounts, IRA rollovers, and the investment of funds rolled over from an IRA into other investments. Even though the initially proposed DOL rule has been shelved, the DOL has indicated that it will issue a revised fiduciary standards rule. Given the uncertainty of an election year, we will continue to monitor the impact of new regulations proposed and/or adopted by the SEC, DOL, and FINRA on our broker dealer and investment advisory business.

Table_of_Contents

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

Our investment and business strategy depends on our ability to finance our investments in mortgage loans that provide a positive spread as compared to our cost of borrowing. A substantial portion of our loan investments provide for a fixed interest rate with a typical five-year interest rate adjustment or maturity date. Our term-debt borrowings are also at a fixed interest rate, providing a stable cost of funds from that source at 2.52%. A significant portion of our borrowing arrangements with our note investors, however, provides for variable rates of interest that are indexed to short-term borrowing rates or fixed rates on short-term maturities. To mitigate our interest rate risks, we have previously and may in the future enter into interest rate hedging transactions that include, but are not limited to, interest rate caps and interest rate swaps. We cannot guarantee the results of using these types of instruments to mitigate interest rate risks, and as a result, the volatility of interest

Table_of_Contents

rates could result in reduced earnings or losses for us and negatively affect our ability to make distributions of earnings to our equity investors.

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

Church revenues fluctuate and may substantially decrease during times of economic hardship and global pandemics.

Generally, to pay their loans, churches depend largely on revenues from church member contributions. Donations typically fluctuate over time for a number of reasons, including, but not limited to:

•	changes in church leadership;
•	changes in church membership;
•	local unemployment rates;
•	credit conditions;
•	local real estate markets; and
•	other local economic conditions, including epidemics or pandemics that may affect the local economy; and
•	other local economic decisions.

The quality of our mortgage loans depends on consistent application of sound underwriting standards.

The quality of the mortgage loans in which we invest depends largely on the adequacy and implementation of sound underwriting standards as described in our Board adopted loan

Table_of_Contents

policy. In order to achieve our desired loan risk levels we must properly observe and implement our underwriting standards, which may change depending on the state of the economy.

Because one of our managers holds a board position with our largest equity owner, our managers occasionally may have a conflict of interest with the interests of that member in their capacity as a manager of the Company.

One of our Managers holds a Board position with ECCU, who is our largest equity owner. Conflicts of interest may arise for this Manager between our interests and those of ECCU. Additionally, conflicts of interest are inherent in any transactions involving mortgage loans purchased, sold, participated, or serviced in our dealings with ECCU. Because of these relationships, this Manager may face conflicts of interest in connection with various transactions involving ECCU and the Company, including, but not limited to:

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

Table_of_Contents

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

The following table shows the two states with our highest concentration in loans.

	California
	(dollars in thousands)
	2019	2018
Unpaid Balance of Loans	$19,431	$22,231
Percent of Total Loans	14.83%	15.09%
Number of Loans	32	37
Percent of Total Loans	21.19%	22.02%

	Maryland
	(dollars in thousands)
	2019	2018
Unpaid Balance of Loans	$27,999	$32,015
Percent of Total Loans	21.37%	21.73%
Number of Loans	12	13
Percent of Total Loans	7.95%	7.74%

Table_of_Contents

We may need, from time to time, to sell or pledge as security our mortgage loan investments.

The market for church mortgage loans is specialized and therefore not as liquid as a residential or commercial loan portfolio. As a result, in the event we need additional liquidity we may have difficulty in disposing of our mortgage loan portfolio quickly or at all. The amount we would realize is dependent on several factors, including the quality and yield of similar mortgage loans and the prevailing financial market and economic conditions. It is possible that we could realize substantially less than the face amount of our mortgage loans, should we be required to sell or hypothecate them. Thus, the amount we could realize for the liquidation of our mortgage loan investments is uncertain and unpredictable.

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

We may be unable to recognize or act upon an operational or financial problem with a church in a timely fashion to prevent a loss of our loan to that church.

Our borrowers may experience operational or financial problems that, if not timely addressed by us, could result in a substantial impairment or loss of the value of our loan to the church. We may fail to identify problems because our borrowers did not report them in a timely manner or, even if the borrower did report the problem, we may fail to address it quickly enough, or at all. We attempt to minimize our credit risk through prudent loan approval practices in all categories of our lending. However, we cannot assure you that

Table_of_Contents

such monitoring and approval procedures will reduce these lending risks. We also cannot assure you or that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting our borrowers and the quality of our loan portfolio. As a result, we could suffer loan losses that could have a material adverse effect on our revenues, net income, and results of operations.

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

Some of the loans in our mortgage loan portfolio currently are, or in the future may be, a non-performing loan. Such loans may become non-performing if the church falls upon financial distress, the community or congregation the church serves suffers financial hardship, or there is significant change in leadership of the church. These circumstances could result in the borrower being unable to meet its debt service obligations to us. Non-performing loans may require our management team to devote a substantial amount their resources to workout negotiations and restructuring efforts. These restructuring efforts may involve modifications to the interest rate, extension, or deferral of payments to be made under the loan or other concessions. For restructured loans, a risk still exists that the borrower may not be able or willing to maintain the restructured payments or refinance the restructured mortgage at maturity.

Table_of_Contents

In the event a borrower defaults on one of our mortgage loan investments, we will generally need to recover our investment through the sale of the property securing the loan.

In that event, the value of the real property security may prove insufficient to recover the amount of our investment. Even though we may obtain an appraisal of the property at the time we originate the loan, the property’s value could decline because of a number of subsequent events, including:

•	uninsured casualty loss (such as an earthquake or flood);
•	a decline in the local real estate market;
•	undiscovered defects on the property;
•	waste or neglect of the property;
•	a downturn in demographic and residential trends
•	epidemics or pandemics that may affect the local or global economy;
•	a decline in growth in the area in which the property is located; and
•	churches and church-related properties are generally not as marketable as more common commercial, retail, or residential properties.

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

Recessionary periods typically occur on a cyclic basis by an unpredictable time and with uncertain lengths. In addition, terrorist acts, war, large-scale economic dislocations, epidemics, pandemics, or widespread and large corporate bankruptcies can trigger such

Table_of_Contents

events. Management cannot predict the effects of these events. We could incur losses because of borrower defaults and foreclosures on our mortgage loan investments. In addition, during times of recession, the demand for our mortgage loans is likely to decline. In connection with any sale or hypothecation of a mortgage loan, we would likely have to agree to be responsible in whole or in part for a limited period of time for any delinquencies or default. If we should experience significant delinquency rates, our revenues would materially decrease and, subject to our other available cash resources at the time, our ability to pay our debt securities obligations or our other indebtedness when due may be substantially impaired. We hold $301 thousand in real estate owned assets as of December 31, 2019.

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

Table_of_Contents

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

The renovations, refurbishment, or expansion by a borrower of a mortgage property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a mortgage property up to standards established for the market position intended for that property might exceed original estimates, possibly making a project uneconomical. Such delays and cost overruns are often the result of events outside both our and the borrower’s control such as material shortages, labor shortages and strikes, and unexpected delays caused by weather and other acts of nature. In addition, environmental risks and construction defects may cause cost overruns, and completion delays. If the borrower does not complete such construction or renovation in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of the borrower’s revenues making it unable to make payments on our loan. At December 31, 2019 and 2018, we held $5,277 thousand and $4,333 thousand, respectively in construction loans that we have disbursed. As of December 31, 2019, we have authorized a total of $7.9 million for construction loans, including previously disbursed funds.

Table_of_Contents

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Table_of_Contents

Item 2.	PROPERTIES

Corporate Offices

As of December 31, 2019,  the Company conducts most of its operations from its main corporate office at 915 West Imperial Highway, Suite 120, Brea, California. In addition, the Company has one primary branch office located in Fresno, California. The Brea corporate office and Fresno branch locations have operating leases. Ministry Partners Securities LLC also maintains networking agreement office locations in Glendora, CA and Elgin, IL.

Investment Property

As of December 31, 2019, the Company had one investment in a joint venture that owns a property located in Santa Clarita, California. Additional information regarding the Company’s investment in the joint venture is included in Note 5 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report.

Foreclosed Assets

As of December 31, 2019, we hold properties acquired through foreclosure with a net value of $301 thousand. Additional information on foreclosed assets is included in Note 8. Foreclosed Assets of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report.

Table_of_Contents

Item 3.	LEGAL PROCEEDINGS

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of December 31, 2019 and subject to the matter described below, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

On November 11, 2017, Mr. Harold D. Woodall, former Senior Vice President and Chief Credit Officer, filed a suit against the Company and its Chief Executive Officer and President, Joseph Turner, Jr. in the Superior Court of Orange County, California. Mr. Woodall’s employment arrangement with the Company terminated effective as of September 5, 2017. Mr. Woodall’s suit alleges that the Company wrongfully terminated his employment and violated California’s Fair Employment and Housing Act of 1959, and the California Labor Code’s whistle blowing law. Mr. Woodall seeks compensatory damages, punitive damages, attorney’s fees and other relief as the court deems just. On January 1, 2019, Mr. Woodall passed away in Turlock, California. Plaintiff’s wrongful termination counsel filed a motion to withdraw from representing the Plaintiff in this matter and the matter is now being handled by counsel appointed for Mr. Woodall’s estate. The Company believes the allegations in Mr. Woodall’s suit are groundless and without merit and it has vigorously contested the allegations set forth in Mr. Woodall’s complaint. The Company has filed a Motion for Summary Judgment and the court has set a trial date of September 21, 2020. Because Mr. Woodall is deceased, the estate will be limited in the amount of recoverable damages that can be pursued.

Table_of_Contents

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table_of_Contents

PART II

Item 5.	MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units. As of December 31, 2019, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Preferred Units were issued, with 11 holders of record.

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

Our Series A Preferred Unit holders are also entitled to receive 10% of our net profits after subtracting the amount of quarterly Series A Dividends paid earned for any fiscal year. This payment will be made to holders of the Series A Preferred Units on a pro rata basis. We accrued $171 thousand and $11 thousand in net profits to distribute to our Series A Preferred Units holders for the years ended December 31, 2019 and 2018, respectively. This increased the amount of distributions declared on our Series A Preferred Units for the fourth quarters of 2019 and 2018 by $1.461 per unit and $0.096 per unit, respectively.

Table_of_Contents

The remaining balance of any profits will be allocated to all holders of our Class A Units based on their ownership percentage. For 2019, we made no distributions to the holders of our Class A Units.

During December 31, 2019 and 2018, we declared distributions on our Series A Preferred Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2019	2018
First	$0.730	$0.718
Second	0.605	0.755
Third	0.575	0.799
Fourth	2.027	0.921
Total distributions per Unit	$3.937	$3.193

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

Table_of_Contents

Item 6.	SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K promulgated by the SEC. As a result, we are not providing the information contained in this item pursuant to Regulation S-K.

Table_of_Contents

7
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion regarding our financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report beginning at page F-1.

OVERVIEW

We generate our revenue primarily through our church lending portfolio and secondarily through fees generated from our investment and insurance products and services. While we generate the majority of our revenue through interest income, our strategy is to increase the diversification of our revenue sources. A diversified revenue stream may reduce the risk to the Company if economic factors, such as changes in interest rates, decrease our interest income. We also focus on improving our operating efficiency and capital position by increasing the revenue generated for each dollar of expense incurred to run the business. Increased capital helps mitigate risk in economic down cycles. In addition, we are focusing on reducing risk to our lending revenue by improving the quality of our loan portfolio, assessing the financial strength of our borrowers, and working with our impaired loans to restructure, refinance, and/or liquidate these investments when necessary.

In order to continue to achieve our objectives and maximize the value of our equity holders’ investment, we will continue to focus on:

•

working with credit unions and other CUSOs to serve the needs of their members and owners, expand our own client base, and increase our fee income from broker-dealer services as well as loan servicing and origination fees;

•	increasing our revenue from broker-dealer related services by expanding our sales staff;
•	increasing revenue through the sale of loan participation interests;
•	managing the size and cost structure of our business to match our operating environment and capital funding efforts;
•	managing costs through efforts to more efficiently originate and service loans,

Table_of_Contents

•	increasing our capital through growth in earnings;
•	optimizing our balance sheet size as we seek to improve the quality of our loan investments and originating profitable new loans;
•	managing and strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets, and ultimately realizing the benefit of our investments;
•	increasing the sale of our investor debt securities with the objective of maintaining a stable balance sheet by replacing pay downs on our credit facility borrowings;
•

broadening the number of clients in our investor debt securities and effectively implementing strategies designed to ensure compliance with FINRA’s suitability and regulatory standards for investments made in our debt securities; and

•	maintaining adequate liquidity levels.

Financial Performance Summary for the Two-Year Period ended December 31:

	2019	2018
Broker-dealer commissions and fees	$1,415	$523
Total income	11,724	10,652
Provision for loan losses	(544)	666
Total non-interest expenses	5,185	4,653
Net income	2,001	477
Cash and restricted cash	26,045	9,928
Loans receivable, net of allowance for loan losses of $1,393 and $2,480 as of December 31, 2019 and 2018, respectively	128,843	143,380
Total assets	158,021	155,439
Term-debt	71,427	76,515
Notes payable, net of debt issuance costs	73,046	68,300
Total equity	11,071	9,531

Summary of Financial Performance

For the year ended December 31, 2019, we recognized net income of $2,001 thousand and grew owners’ equity by $1,540 thousand. 2019 was the Company’s most profitable year since inception due to a significant increase in revenue generated by broker-dealer commissions and fees and recoveries from previous nonperforming loans that paid off. Total assets remained relatively flat with a slight increase of $2,582 thousand.

Table_of_Contents

For the year ended December 31, 2019, the primary items affecting our operating performance were the following:

•

an increase in net interest income of $720 thousand due an increase in loan income of $700 thousand. $511 thousand of the increase was due to collection of interest income previously allocated to principal variance when two previously nonperforming loans paid off;

•	a recapture on provision for loan losses of $544 thousand; and
•

an increase in non-interest income of $125 thousand. This increase was due to an increase in broker dealer commission and fees of $892 thousand as offset by a decrease in other lending income of $ (767) thousand. The decrease in other lending income was due to a gain on the sale of a note related to a non-performing loan that occurred in 2018. Broker-dealer commissions and fees increased as the Company increased sales to institutional and faith based ministries and entities in 2019 compared to 2018.

Progress on Strategic Objectives

In 2019, we made continued progress towards our strategic objectives of diversifying our revenue streams, improving the quality of our loan portfolio, maintaining our balance sheet size, and improving operating efficiency. The following discussion focuses on each of these strategic objectives.

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

Our primary sources of recurring non-interest income are:

•

Revenue from our broker-dealer operations: In 2019, we generated fee and commission revenue of $1,415 thousand compared to $523 thousand in 2018. The $892 thousand increase was an increase in revenue from sales to institutional and faith based ministries and entities in 2019 as compared to 2018. While we will occasionally close large transactions made by institutional investors, we do not plan for them in order to sustain our business. In 2020, we will look to continue to

Table_of_Contents

increase our revenue from our broker-dealer operations by expanding our sales force with advisors who have already built a profitable book of business. In 2019, we added two advisors and their portfolios into our wholly-owned broker dealer and investment advisory subsidiary.

•

Loan participation sales: We did not sell any loan participation interests in 2019 compared to $4,254 thousand in loan participation interests sold to credit unions and other investors during 2018. This was due to lower origination volume as we focused on improving loan portfolio quality.

•

Loan servicing fee income: As of December 31, 2019, we serviced $26,964 thousand in loan participations for investors, decrease from December 31, 2018 of $36,706 thousand in loan participations for investors due to lower participation sales as described above. The participation portfolio generated $100 thousand in servicing income in 2019 versus $160 thousand in 2018. The decrease was mainly due to early payoffs on participated loans.

Loan portfolio quality

Historically, when the Company has reported a net loss for the year, the primary reason for the loss has been due to losses on our loan investments or from reserves taken on our allowance for loan losses. In subsequent years, the Company has benefited from recoveries when the loan paid off, the Company disposed of the collateral properties, or when the Company has sold the promissory note and loan. Therefore, the resolution of non-performing loans will contribute either positively or negatively to the Company’s performance. In 2018, we recorded $640 thousand in gains on sale of a note in 2018. In 2019, two previously non-performing loans paid off resulting in a collection of interest income of $511 thousand.

We continue to monitor our loan portfolio very closely and work with borrowers to minimize losses on mortgage loan investments. The Company can often find a solution for borrowers who are in distress, but who are willing and able to work out a compatible solution. As we did in 2018, in 2019, we had several positive results due to our efforts to be more aggressive in resolving our non-performing loans. As mentioned above, we collected interest on two non-performing loans that paid off during the year. Additionally, another loan that was an impaired collateral dependent loan paid off. Three additional loans that were impaired collateral dependent loans became performing TDRs and taken off non-accrual status. Additionally, we transferred one loan into foreclosed assets. Through these efforts, we saw our classified loans decrease by $4,758 thousand to $8,843 thousand at the end of December 31, 2019.

As part of our strategic decision to reposition our loan portfolio, we have continued to focus on originating lower balance loans made to ministries where we can achieve yields

Table_of_Contents

that are more favorable and avoid deteriorating our margins while reducing overall risk exposure to any one borrower. However, we also have originated larger loans when we are able to find participants to purchase a participation interest in the loan. This generates servicing fee income while allowing us to minimize our risk exposure on the loan. We believe we have found a good mix in loan size that allows us to take advantage of quality lending opportunities. Our average net loan balance (recorded balance) was $921 thousand at December 31, 2019. In addition, over the past few years, we have substantially expanded our relationships with credit unions throughout the United States. We believe these relationships will enable us to increase the amount of loan participation interests we sell and service for others.

Maintaining balance sheet size

Our current strategy is to maintain our balance sheet size rather than increase it as we direct more resources into improving the quality of our existing loan portfolio. For the year ended December 31, 2019, we funded originations of $7,951 thousand in new loans compared to $15,486 thousand for the year ended December 31, 2018.  This resulted in a decrease in loans receivable of $14,537 thousand due to contractual payments and prepayments on loans receivable in excess of loan originations.

Since the credit crisis of 2008, we have been unable to find a replacement lender for our institutional credit facilities. The company was able to maintain the total size of the balance sheet by replacing the contractual payments on term debt of $5,088 thousand with an increase in investor notes payable of $4,746 thousand. In 2020, we expect that we will need $5,164 thousand to fund payment obligations that are maturing on our credit facility.

Improved operating efficiency

In the last several years, we have worked on improving our operating efficiency. In 2018, we decreased our loan origination staff and reduced the number of full –time employees from 19 to 15. This was down from our high watermark of 26 full-time employees in 2015. In 2019, we added 4 additional full-time employees bringing the number back up to 19. Two of the employees are financial advisors hired to help the Company achieve its objectives of diversifying revenue. We hired two employees to work on loan portfolios, with the objective of improving loan quality and increasing loan originations. In 2019, we had non-interest expense of $5,185 thousand, an increase of $532 thousand from $4,653 thousand in 2018. The increase in 2019 was variable expense directly related to the additional revenue earned in 2019.

Financial Condition

This discussion focuses on the overall performance of our balance sheet. As we are a financial institution, the balance sheet is the primary driver of our net income.

Table_of_Contents

The following discussion and analysis compares the results of operations for the twelve months ended December 31, 2019 and 2018 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Comparison of Financial Condition at December 31:

			Comparison
	2019	2018	$ Difference	% Difference
	(dollars in thousands)
Assets:
Cash	$25,993	$9,877	$16,116	163%
Restricted cash	52	51	1	2%
Loans receivable, net of allowance for loan losses of $1,393 and $2,480 as of December 31, 2019 and 2018, respectively	128,843	143,380	(14,537)	(10%)
Accrued interest receivable	635	711	(76)	(11%)
Investments in joint venture	891	887	4	—%
Property and equipment, net	216	87	129	148%
Foreclosed assets, net	301	—	301	—%
Servicing assets	100	212	(112)	(53%)
Other assets	990	234	756	323%
Total assets	$158,021	$155,439	$2,582	2%
Liabilities and members’ equity
Liabilities:
Term-debt	$71,427	$76,515	$(5,088)	(7%)
Notes payable, net of debt issuance costs of $55 and $92 as of December 31, 2019 and 2018, respectively	73,046	68,300	4,746	7%
Accrued interest payable	266	249	17	7%
Other liabilities	2,211	844	1,367	162%
Total liabilities	146,950	145,908	1,042	1%
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated deficit	(2,153)	(3,693)	1,540	(42%)
Total members' equity	11,071	9,531	1,540	16%
Total liabilities and members' equity	$158,021	$155,439	$2,582	2%

General

Total assets remained relatively stable with a slight increase of 2%. Loans receivable decreased 10% due to loan payoffs and low origination volumes. The decrease in loans receivable created an inverse increase in cash, which positions the company with strong levels of liquidity as it enters 2020. Cash increased $16,116 thousand ($16 million) to $25,993 thousand ($26 million).

Our loan funding comes from our members’ equity, our notes payable, and our term-debt. Since 2008, the Company has relied solely on the sale of investor notes to fund its

Table_of_Contents

mortgage loan investments and maintain the total size of its balance sheet assets. In 2019 our term-debt decreased by $5,088 thousand and net notes payable increased by $4,746 thousand.

Loan Portfolio

Our loan portfolio provides the majority of our revenue, however, it also presents the most risk to future earnings through both interest rate risk and credit risk. Additional information regarding risk to our loans is included in “Part I, Item 1A, Risk Factors”.

Our portfolio consists entirely of loans made to evangelical churches and ministries with approximately 99% of these loans secured by real estate. The loans in our portfolio carried a weighted average interest rate of 6.59% at December 31, 2019 and 6.44% at December 31, 2018. The following discussion on our loan portfolio revolves around the credit risk to our loans and on how we account for and address that risk.

Our Loan Policies

Our managers establish our loan policies and review them periodically and, from time to time, have authorized designated loan officers and our President to make loans within certain limits established by our managers. Our managers adopted a Church and Ministry Loan Policy that supports our levels of acquisition and origination of loans. In addition, our managers appointed a Credit Review Committee to review and carry out our loan policy. The Credit Review Committee may approve loans up to 25% of our tangible net worth or 5% of our aggregate loan portfolio, whichever is less. For loans exceeding the threshold, our managers have established a Board Credit Committee that reviews loan requests that exceed certain prescribed limits under our loan policies. Upon approval, we issue a written loan commitment to the applicant that specifies the material terms of the loan. For any loan participation interest we acquire, with one borrower (or a group of financially related borrowers), the aggregate amount of such interest may not exceed 15% of our tangible net worth. The Company’s Church and Ministry Loan Policy defines “tangible net worth” as shareholder equity plus available operating lines of credit, calculated at the end of each month.

Loan Concentrations

A concentration of loans by category or geography can pose a risk if economic conditions or natural disasters affect that concentration of loans specifically.

Table_of_Contents

The table below shows the amounts we have invested in each loan category:

	Year Ended December 31, (dollars in thousands)
	2019		2018
Loans to evangelical churches and related organizations	Amount	% of Portfolio	Amount	% of Portfolio
Real estate secured	$125,612	95.9%	$142,728	96.9%
Construction	5,277	4.0%	4,333	2.9%
Unsecured	160	0.2%	274	0.2%

Total	$131,049	100.0%	$147,335	100.0%

We consider loans individually material if a loan is 10% of the Company’s net assets or greater. At December 31, 2019, we had no individually material loans.

The following table sets forth, as of December 31, 2019 and 2018, each state in which: (i) the unpaid balance of our mortgage loans was 10% or more of the total unpaid balance of our loan portfolio; and (ii) the number of our loans was 10% or more of our total loans:

	California
	(dollars in thousands)
	2019	2018
Unpaid Balance of Loans	$19,431	$22,231
Percent of Total Loans	14.83%	15.09%
Number of Loans	32	37
Percent of Total Loans	21.19%	22.02%

	Maryland
	(dollars in thousands)
	2019	2018
Unpaid Balance of Loans	$27,999	$32,015
Percent of Total Loans	21.37%	21.73%
Number of Loans	12	13
Percent of Total Loans	7.95%	7.74%

Loan Maturities

The following table sets forth the future maturities of our gross mortgage loan portfolio at December 31, 2019:

	Dollar Amount of Mortgage Loans Maturing During Year (in thousands)
As of	2020	2021	2022	2023	2024	After 2025	Total
December 31, 2019	$9,390	8,983	12,528	14,504	14,659	70,985	$131,049

Table_of_Contents

Included in the table above are 107 adjustable rate loans totaling $97,820 thousand, or 75% of the total balance. Adjustable rate loans reduce the interest rate risk compared to fixed rate loans with similar cash flow characteristics.

Non-performing Assets

Non-performing assets include:

•	non-accrual loans;
•	loans 90 days or more past due and still accruing;
•

restructured loans, except for loans modified in a TDR that were subsequently classified as performing due to the borrowers demonstrated ability to perform on the restructured terms (typically a minimum of six months);

•	foreclosed assets; and
•	other impaired loans where the net present value of estimated future cash flows is lower than the outstanding principal balance.

Non-accrual loans are loans on which we have stopped accruing interest. Restructured loans are loans in which we have granted the borrower a concession on the interest rate or the original repayment terms due to financial distress. Foreclosed assets are real properties for which we have taken title and possession upon the completion of foreclosure proceedings.

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

We had 6 non-accrual loans as of December 31, 2019 and 11 as of December 31, 2018. Two of our non-performing loans paid off, one was on non-accrual status. Management transferred one non-accrual loan to foreclosed assets after judicial foreclosure proceedings

Table_of_Contents

were completed. Three of the non-accrual loans became performing TDRs and were moved to accrual status. One of the non-accrual loans as of December 31, 2018 was charged-off as part of an A/B restructure. We added one additional loan to non-accrual status for the year ended December 31, 2019. As detailed in the table below, these activities decreased the balance of our non-performing loans at December 31, 2019 as compared to December 31, 2018.

At December 31, 2019 and December 31, 2018, we had three and nine restructured loans, respectively, that were on non-accrual status. One of these loans was over 90 days delinquent at December 31, 2019. In addition, we have six performing restructured loans on accrual status as of December 31, 2019.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	December 31,	December 31,
	2019	2018
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days[2]	$5,907	$7,096
Troubled Debt Restructurings	1,451	2,706
Other Impaired Loans	1,485	3,799
Total Collateral-Dependent Loans	8,843	13,601
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	—	—
Total Non-Collateral-Dependent Loans	—	—
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	8,843	13,601
Foreclosed Assets[3]	301	—
Total Non-performing Assets	$9,144	$13,601

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

2 Includes $290 thousand of restructured loans that were over 90 days delinquent as of December 31, 2019.

3 Foreclosed assets are presented net of any valuation allowances taken against the assets.

Allowance for Loan Losses

We maintain an allowance for loan losses that we consider adequate to cover both the inherent risk of loss associated with the loan portfolio as well as the risk associated with specific loans.

General reserves are allowances taken to address the inherent risk of loss in the loan portfolio. We include several factors in our analysis. We weigh these factors for the level of risk represented and for the potential loss in our portfolio. These factors include:

Table_of_Contents

•	changes in lending policies and procedures, including changes in underwriting standards and collection;
•	changes in national, regional, and local economic and industry conditions that affect the collectability of the portfolio;
•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•	changes in the value of the collateral;
•	the effect of credit concentrations; and
•	the rate of defaults on loans modified as troubled debt restructurings within the previous twelve months.

In addition, we include additional general reserves for our loans if the collateral for the loan is a junior lien or if a loan is unsecured. We segregate our loans into class based on risk rating when we perform our analysis in order to increase the accuracy when determining the potential impact these factors have on our portfolio. We weigh the risk factors based upon the quality of the loans in the class. In general, we give risk factors a higher weight for lower quality loans, which results in greater general reserves related to these loans. We evaluate these factors on a quarterly basis to ensure that we have adequately addressed the risks inherent in our loan portfolio.

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

Table_of_Contents

change in the present value of cash flows attributable to the passage of time as interest income.

The process of providing an adequate allowance for loan losses involves discretion on the part of management. We strive to maintain the allowance at a level that compensates for losses that may arise from unknown conditions. As a result, losses may differ from current estimates made by management.

Table_of_Contents

The following chart details our allowance for loan losses:

	Allowance for Loan Losses
	as of and for the
	Twelve months ended
	December 31,
	2019	2018
Balances:	($ in thousands)
Average total loans outstanding during period	$135,222	$145,617
Total loans outstanding at end of the period	$131,049	$147,335
Allowance for loan losses:
Balance at the beginning of period	$2,480	$2,097
Provision charged to expense	(544)	666
Charge-offs
Wholly-Owned First	(923)	(283)
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total	(923)	(283)
Recoveries
Wholly-Owned First	380	—
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total	380	—

Net loan charge-offs	(543)	(283)
Accretion of allowance related to restructured loans	—	—
Balance	$1,393	$2,480

Ratios:
Net loan charge-offs to average total loans	(0.40)%	(0.19)%
Provision for loan losses to average total loans	(0.40)%	0.46%
Allowance for loan losses to total loans at the end of the period	1.06%	1.68%
Allowance for loan losses to non-performing loans	15.75%	18.23%
Net loan charge-offs to allowance for loan losses at the end of the period	(38.98)%	(11.41)%
Net loan charge-offs to provision (credit) for loan losses	99.82%	(42.49)%

The following table shows the Company’s allocation of loan loss by loan categories as of December 31, 2019.

		Percent of loans
		in each category
Loan Categories	Amount	to total loans
Church loans:
Wholly-Owned First	$1,262	94%
Wholly-Owned Junior	45	3%
Participation First	86	3%
Participation Junior	—	—
Total	$1,393	$100%

Table_of_Contents

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash increased by $16,117 thousand during the year ended December 31, 2019. The increase in cash was primarily due to $25,324 thousand in proceeds received from contractual loan payments and loan prepayments offset by cash used for loan purchased and loan originations totaling $10,206 thousand.

Investments in Joint Venture

The investment in the joint venture is described in “Note 5: Investments in Joint Venture” in Part I “Financial Information” of this Report. The purpose of the joint venture is to develop and sell property we acquired as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.

Term-debt

Term-debt decreased by $5,088 thousand during the year ended December 31, 2019. This decrease is the result of scheduled contractual payments.

Investor Notes Payable

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organization and the ministries they serve. Concurrently, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors. These efforts helped increase our investor notes payable by $4,746 thousand during the year ended December 31, 2019. The balance sheet presents our investor notes payable net of debt issuance costs, which have decreased from $92 thousand at December 31, 2018 to $55 thousand at December 31, 2019.

Other liabilities

Our other liabilities include accounts payable to third parties and salaries, bonuses, and commissions payable to our employees. At December 31, 2019, our other liabilities increased by $1,367 thousand as compared to the year ended December 31, 2018 due to both an increase in funds the Company held on behalf of borrowers for future lending transactions and the addition of a lease liability. Due to the implementation of ASU No. 2016-02, we added a lease liability of $680 thousand at January 1, 2019, which has amortized to $545 thousand at December 31, 2019.

Table_of_Contents

Members’ Equity

During the year ended December 31, 2019, total members’ equity increased by $1,540 thousand due to net income of $2,001 thousand earned by the Company as offset by dividend expense of $461 thousand. We did not repurchase or sell any membership equity units during the year ended December 31, 2019.

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

We are also susceptible to withdrawal requests made by our note holders that have made large investments in our notes that can adversely affect our liquidity. We believe that our available cash, cash flow from operations, net interest income, and other fee income will be sufficient to meet our cash needs. Should our liquidity needs exceed our available sources of liquidity, we believe we could sell a portion of our mortgage loan investments at par to raise additional cash; however, we also must maintain adequate collateral consisting of loans receivable and cash to secure our term-debt and secured notes.

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum. Our

Table_of_Contents

liquidity ratio was 32% at December 31, 2019, which is above the minimum set by our policy. This was an increase from 13% at December 31, 2018 primarily due to the increase in cash described above.

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

The table below shows the renewal rates of our maturing notes over the last three years.

2019	75%
2018	62%
2017	64%

Table_of_Contents

Credit Facilities

We have funded a significant portion of our balance sheet through our term-debt. Because the term-debt has a fixed rate until the facilities mature in 2026, it provides a stable cost of funds.

The table below is a summary of the Company’s credit facilities (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
Term-debt	2.53%	Fixed	579	11/1/2026	85,914	—

We cannot borrow additional funds on these facilities; therefore, we will need to replace any principal paid on the facilities through another source. If we cannot find an alternative source of funding, we will have to shrink our balance sheet, which may reduce our net interest income. As of the date of this Report, our only source of funds to pay down our term-debt are our earnings, the debt securities we sell, and net cash flow from our loans receivable portfolio.

The following table shows the maturity schedule on our credit facilities for the next five years and thereafter as of December 31, 2019 (dollars in thousands):

2020	$5,164
2021	5,341
2022	5,477
2023	5,617
2024	5,757
Thereafter	44,071
$71,427

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of December 31, 2019, we are in compliance with our covenants on our notes payable and term debt.

•	For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable of Part II, Item 8. of this Report.
•	For additional information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part II, Item 8. of this Report.

Table_of_Contents

Results of Operations:

For the year ended December 31, 2019

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

Table_of_Contents

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Twelve Months Ended December 31,
	(Dollars in Thousands)
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense		Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$20,200	$343	1.70%	$12,956	$96		0.74%
Interest-earning loans [1]	135,202	9,812	7.28%	136,814	9,112		6.66%
Total interest-earning assets	155,402	10,155	6.55%	149,770	9,208		6.15%
Non-interest-earning assets	7,149	—	—%	8,726	—		—%
Total Assets	162,551	10,155	6.26%	158,496	9,208		5.81%

Liabilities:
Notes payable gross of debt issuance costs	75,485	3,110	4.13%	68,879	2,760		4.01%
Term-debt	74,131	1,867	2.52%	79,199	2,000		2.52%
Total interest-bearing liabilities	$149,616	4,977	3.34%	$148,078	4,760		3.21%
Debt issuance cost		86			76
Total interest-bearing liabilities net of debt issuance cost	$149,616	5,063	3.39%	$148,078	4,836	—	3.27%

Net interest income		$5,092			$4,372
Net interest margin			3.29%				2.92%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended
	December 31, 2019 vs. 2018
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$74	$173	$247
Interest-earning loans	(139)	839	700
Total interest-earning assets	(65)	1,012	947
Increase (Decrease) in Interest Expense:
Notes payable gross of debt issuance costs	320	30	350
Term-debt	(133)	—	(133)
Debt issuance cost	—	10	10
Total interest-bearing liabilities	187	40	227
Change in net interest income	$(252)	$972	$720

Table_of_Contents

Net interest income increased 16% during the year ended December 31, 2019.  Net interest margin increased 36 basis points to 3.29% for the year ended December 31, 2019. These improvements were mainly due to an increase in income on interest-earning assets.

The increase on total interest-earning assets was due to mainly to an increase in yield on interest-earning loans. The majority of this increase was due to the payoff of two previously non-performing loans. On payoff, the Company was able to collect $511 thousand of interest income previously allocated to principal when the loans were on non-accrual basis. The weighted average rate on the loan portfolio increased from 6.43% to 6.59% during the year ended December 31, 2019. The rate variance increase on interest-earning accounts with other financial was due to an increase in average yield on these accounts of 96 basis points. The increase was due to two factors. First, overall market interest rates have increased over the last twelve months. Second, we have allocated a higher percentage of our funds to higher interest-earning accounts.

Offsetting the increase in interest income somewhat, total interest expense increased by $227 thousand for the year ended December 31, 2019. This was mostly due to an increase in average balance on investor notes payable offset slightly by a decrease in average balance on term-debt. The average balance of our investor notes payable increased by $6,606 thousand due to the expanded efforts to market our investor notes to faith-based organizations, institutions, and ministries. The decrease in average balance on term-debt was due to contractual monthly principal payments made on the term-debt.

Table_of_Contents

Provision and non-interest income and expense

	Twelve months ended
	December 31,		Comparison
	(dollars in thousands)
	2019	2018	$ Change	% Change
Net interest income	$5,092	$4,372	$720	16%
Provision for loan losses	(544)	666	(1,210)	100%
Net interest income after provision for loan losses	5,636	3,706	1,930	52%
Non-interest income
Broker-dealer commissions and fees	1,415	523	892	171%
Other lending income	154	921	(767)	(83%)
Total non-interest income	1,569	1,444	125	9%
Non-interest expenses:
Salaries and benefits	2,810	2,695	115	4%
Marketing and promotion	275	140	135	96%
Office occupancy	177	153	24	16%
Office operations and other expenses	1,483	1,224	259	21%
Foreclosed assets, net	97	—	97	N/A
Legal and accounting	343	441	(98)	(22%)
Total non-interest expenses	5,185	4,653	532	11%
Income before provision for income taxes	2,020	497	1,523	306%
Provision for income taxes and state LLC fees	19	20	(1)	(5%)
Net income	$2,001	$477	$1,524	319%

Provision

Net interest income after provision for loan losses increased by $1,929 thousand for the year ended December 31, 2019. This increase was primarily due to a credit in provision expense related to loan loss recoveries on loan payoffs.

Non-interest income

The increase in non-interest income shown above was the result of a robust increase in broker-dealer commissions and fees offset by a decrease in other lending income. Revenue from broker-dealer commissions and fees increase by $892 thousand during the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was the result of an increase in institutional business during the year ended December 31, 2019 compared to the year ended December 31, 2018. Offsetting the increase in broker-dealer commissions and fees, other lending income decreased by $767 thousand during the year ended December 31, 2019 This was mostly due to recording a gain on loan sale the year ended December 31, 2018 while we did not record any gains on loan sales during 2019.

Non-interest expenses

The increase in non-interest expenses of $532 thousand was due primarily to an increase in variable expenses directly related to the increase in non-interest income described above.

Table_of_Contents

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

Table_of_Contents

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

Average interest-bearing liabilities, consisting of notes payable and borrowings from financial institutions, decreased $2.7 million to $148.1 million during the year ended December 31, 2018, as compared to $150.8 million during the same period in 2017. The decrease is attributable to a $4.9 million decrease in average term-debt offset by an increase in average notes payable of $2.2 million. The average rate paid on these liabilities, including debt issuance cost amortization, increased 23 basis points from 3.04% for the year ended December 31, 2017 to 3.27% for the year ended December 31, 2018 as the

Table_of_Contents

underlying base index rates on notes payable have increased over the previous twelve months.

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

Table_of_Contents

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

Table_of_Contents

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Table of Contents
Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Consolidated Balance Sheets	F-2
Consolidated Statements of Income	F-3
Consolidated Statements of Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-8 – F-52

Table_of_Contents

Report of Independent Registered Public Accounting Firm

To the Members

Ministry Partners Investment Company, LLC

Brea, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, member’s equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Table_of_Contents

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses related to the loan portfolio that is collectively evaluated for impairment

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses related to loans collectively evaluated for impairment (ALL) was based on quantitative historical loss rates. The Company also adjusted the quantitative historical loss rates by considering qualitative factors that cause the estimated losses to differ from quantitatively calculated amounts. The Company recorded a total allowance for loan losses of $1.4 million as of December 31, 2019.

We identified the assessment of the ALL as a critical audit matter because it required a significant degree of subjective auditor judgment and specialized industry knowledge and experience. There was subjectivity in performing procedures over key factors and assumptions used by the Company. There were also subjective judgments and specialized knowledge needed to assess loan characteristics, such as loan risk ratings, and to evaluate the development and application of the ALL methodology and the use of qualitative factors.

Table_of_Contents

The primary procedures we performed to address this critical audit matter included the following. We evaluated the relevance of the historical data used to develop loss rates. We assessed how the underlying assumptions used by the Company were applied in accordance with the qualitative framework. In addition, we tested the Company’s process, including:

•

evaluating the Company’s ALL methodology to determine if it is sufficiently structured, transparent, and repeatable to produce an estimate that is compliant with U.S. generally accepted accounting principles,

•	performing credit file reviews on a selection of loans to assess loan characteristics, such as loan risk ratings, and
•	evaluating the conceptual soundness of the qualitative framework to determine if it identified the relevant incremental risks not captured by the quantitative estimate.

/s/ Hutchinson and Bloodgood LLP

We have served as the Company's auditor since 2005.

Glendale, California

March 27, 2020

Table_of_Contents

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2019 and 2018

(Dollars in thousands Except Unit Data)

	2019	2018
Assets:
Cash	$25,993	$9,877
Restricted cash	52	51
Loans receivable, net of allowance for loan losses of $1,393 and $2,480 as of December 31, 2019 and 2018, respectively	128,843	143,380
Accrued interest receivable	635	711
Investments in joint venture	891	887
Property and equipment, net	216	87
Foreclosed assets, net	301	—
Servicing assets	100	212
Other assets	990	234
Total assets	$158,021	$155,439
Liabilities and members’ equity
Liabilities:
Term-debt	$71,427	$76,515
Notes payable, net of debt issuance costs of $55 and $92 as of December 31, 2019 and 2018, respectively	73,046	68,300
Accrued interest payable	266	249
Other liabilities	2,211	844
Total liabilities	146,950	145,908
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at December 31, 2019 and 2018 (liquidation preference of $100 per unit); See Note 14	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at December 31, 2019 and 2018; See Note 14	1,509	1,509
Accumulated deficit	(2,153)	(3,693)
Total members' equity	11,071	9,531
Total liabilities and members' equity	$158,021	$155,439

The accompanying notes are an integral part of these consolidated financial statements.

Table_of_Contents

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income

For the December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
Interest income:
Interest on loans	$9,812	$9,112
Interest on interest-bearing accounts	343	96
Total interest income	10,155	9,208
Interest expense:
Term-debt	1,867	2,000
Notes payable	3,196	2,836
Total interest expense	5,063	4,836
Net interest income	5,092	4,372
Provision (credit) for loan losses	(544)	666
Net interest income after provision for loan losses	5,636	3,706
Non-interest income:
Broker-dealer commissions and fees	1,415	523
Other income	154	921
Total non-interest income	1,569	1,444
Non-interest expenses:
Salaries and benefits	2,810	2,695
Marketing and promotion	275	140
Office occupancy	177	153
Office operations and other expenses	1,483	1,224
Foreclosed assets, net	97	—
Legal and accounting	343	441
Total non-interest expenses	5,185	4,653
Income before provision for income taxes	2,020	497
Provision for income taxes and state LLC fees	19	20
Net income	$2,001	$477

The accompanying notes are an integral part of these consolidated financial statements.

Table_of_Contents

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

For the years ended December 31, 2019 and 2018

(Dollars in thousands)

	Series A Preferred Units		Class A Common Units
	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Total

Balance, December 31, 2017	117,100	$11,715	146,522	$1,509	$(3,795)	$9,429
Net income	—	—	—	—	477	477
Dividends on preferred units	—	—	—	—	(375)	(375)
Balance, December 31, 2018	117,100	$11,715	146,522	$1,509	$(3,693)	$9,531
Net income	—	—	—	—	2,001	2,001
Dividends on preferred units	—	—	—	—	(461)	(461)
Balance, December 31, 2019	117,100	$11,715	146,522	$1,509	$(2,153)	$11,071

The accompanying notes are an integral part of these consolidated financial statements.

Table_of_Contents

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,001	$477
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	43	30
Amortization of deferred loan fees	(269)	(258)
Amortization of debt issuance costs	86	85
Provision (credit) for loan losses	(544)	666
Accretion of loan discount	(247)	(24)
Gain on sale of loans	—	(13)
Changes in:
Accrued interest receivable	76	31
Other assets	(469)	103
Accrued interest payable	17	41
Other liabilities	1,236	(15)
Net cash provided by operating activities	1,930	1,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(2,255)	(2,721)
Loan originations	(7,951)	(15,486)
Loan sales	—	5,414
Loan principal collections	25,324	17,817
Purchase of property and equipment	(176)	(14)
Sale of property and equipment	4	—
Net cash provided by investing activities	14,946	5,010
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term debt	(5,088)	(4,977)
Net change in notes payable	4,709	(696)
Debt issuance costs	(49)	(92)
Dividends paid on preferred units	(331)	(405)
Net cash (used) by financing activities	(759)	(6,170)
Net increase (decrease) in cash and restricted cash	16,117	(37)
Cash, cash equivalents, and restricted cash at beginning of period	9,928	9,965
Cash, cash equivalents, and restricted cash at end of period	$26,045	$9,928
Supplemental disclosures of cash flow information
Interest paid	$5,046	$4,795
Income taxes paid	$20	$23
Leased assets obtained in exchange of new operating lease liabilities	$680	$—
Lease liabilities recorded	$680	$—
Transfer of loans to foreclosed assets	$479	$—
Transfer of foreclosed assets to other assets	$178	$—
Dividends declared to preferred unit holders	$237	$107

The accompanying notes are an integral part of these consolidated financial statements.

Table_of_Contents

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Throughout these notes to consolidated financial statements, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company.” The Company was formed in California in 1991. The Company’s primary operations are financing commercial real property secured loans and providing investment services for the benefit of evangelical churches, ministries, and individuals. The Company funds its operations primarily through the sale of debt securities.

The Company’s wholly owned subsidiaries are:

•	Ministry Partners Funding, LLC (“MPF”);
•	MP Realty Services, Inc., a California corporation (“MP Realty”);
•	Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”); and
•	Ministry Partners for Christ, Inc., a not-for-profit Delaware corporation (“MPC”).

The Company formed MPF in 2007 and then deactivated the subsidiary on November 30, 2009. In December 2014, the Company reactivated MPF to enable it to serve as collateral agent for loans held as collateral for its Secured Investment Certificates. The Company formed MP Realty in November 2009, and obtained a license to operate as a corporate real estate broker through the California Department of Real Estate on February 23, 2010. MP Realty has conducted limited operations to date. The Company formed MP Securities on April 26, 2010 to provide investment and financing solutions for individuals, churches, charitable institutions, and faith-based organizations. MP Securities acts as the selling agent for the Company’s public and private placement notes investor notes.

The Company formed MPC on December 28, 2018 to be used exclusively for religious and charitable purposes within the meaning of Section 501(c)(3) of the U.S. Internal Revenue Code of 1986. MPC is a not-for-profit corporation formed and organized as a private foundation under Delaware law that will make charitable grants to Christian education, and provide accounting, consulting, and financial expertise to aid evangelical Christian ministries. Although the Company has made an initial cash contribution to launch the private foundation, MPC had not yet begun activities as of December 31, 2019. On August 23, 2019, the Internal Revenue Service granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the Internal Revenue Code.

Table_of_Contents

Principles of Consolidation

The consolidated financial statements include the accounts of Ministry Partners Investment Company, LLC and its wholly owned subsidiaries. Management eliminates all significant inter‑company balances and transactions in consolidation.

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

Cash and Cash Equivalents

Cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of December 31, 2019. The Company had no cash positions other than demand deposits as of December 31, 2019 and December 31, 2018.

The National Credit Union Insurance Fund insures a portion of the Company’s cash held at credit unions and the Federal Deposit Insurance Corporation insures a portion of cash held by the Company at other financial institutions. The Company keeps cash that may exceed insured limits. Management does not expect to incur losses in these cash accounts.

The Company maintains cash accounts with RBC Dain as part of its clearing agreement, and with the Central Registration Depository for regulatory purposes. The cash in these accounts is considered restricted cash and is classified as such on our balance sheet.

Reclassifications

The Company has made certain reclassifications to the 2018 financial statements to conform to the 2019 presentation. These reclassifications do not affect member’s equity or net income for the year ended December 31, 2018

Table_of_Contents

Use of Estimates

The Company’s creation of consolidated financial statements that conform to United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates govern areas such as the allowance for credit losses and the fair value of financial instruments. Actual results could differ from these estimates.

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

Table_of_Contents

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

Table_of_Contents

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

Table_of_Contents

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

Table_of_Contents

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

Table_of_Contents

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

Interest Income

The Company’s principal source of revenue is interest income from loans, which is not within the scope of ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606"). Refer to the discussion in “Loans Receivable” above to understand the Company’s recognition of interest income.

Non-interest Income

Non-interest income includes revenue from various types of transactions and services provided to customers. Contracts with customers can include multiple services, which are accounted for as separate “performance obligations” if they are determined to be distinct. Our performance obligations to our customers are generally satisfied when we transfer the promised good or service to our customer, either at a point in time or over time. Revenue from a performance obligation transferred at a point in time is recognized at the time that the customer obtains control over the promised good or service. Revenue from our performance obligations satisfied over time are recognized in a manner that depicts our performance in transferring control of the good or service, which is generally measured

Table_of_Contents

based on time elapsed, as our customers simultaneously receive and consume the benefit of our services as they are provided.

Payment for the majority of our services is considered to be variable consideration, as the amount of revenues we expect to receive is subject to factors outside of our control, including market conditions. Variable consideration is only included in revenue when amounts are not subject to significant reversal, which is generally when uncertainty around the amount of revenue to be received is resolved.

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

Table_of_Contents

Other non-interest income

Other non-interest income includes fees earned based on service contracts the Company has entered into with credit unions. The Company recognizes the revenue monthly based on the terms of the contracts, which require monthly payments for services the Company performs.

Gains/losses on sales of foreclosed assets

The Company records a gain or loss from the sale of foreclosed assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed asset to the buyer, the Company assesses whether the buyer is committed to perform their obligation under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

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

Table_of_Contents

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

Table_of_Contents

Debt Issuance Costs

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

New accounting guidance

Adoption of New Accounting Standards:

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02 “Leases (Topic 842)” and subsequent amendments thereto, which requires the Company to recognize most leases on the balance sheet. The Company adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practice expedients, including:

Table_of_Contents

•	Carry over of historical lease determination and lease classification conclusions
•	Carry over of historical initial direct cost balances for existing leases
•	Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component

Adoption of leasing standard resulted in the recognition of operating right-of-use assets of $680 thousand, and operating lease liabilities of $680 thousand as of January 1, 2019. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognition in the Company’s Consolidated Income Statements. Prior periods were not restated and continue to be presented under legacy GAAP. Disclosures about the Company’s leasing activities are presented in Note 12. Commitments and Contingencies.

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

In October 2019, the FASB adopted a two-bucket approach to stagger the effective date for the credit losses standard for the fiscal years beginning after December 31, 2022 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Company is eligible for the delay. Management is currently evaluating the impact of the delay on its implementation project plan.

Table_of_Contents

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

Note 2. Pledge of Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings. This cash is restricted cash. At December 31, 2019 and December 31, 2018, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (dollars in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$25,993	$9,877
Restricted cash	52	51
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$26,045	$9,928

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

Table_of_Contents

Note 3. Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

ECCU related parties who serve on the Company’s Board of Managers:

ECCU Role	MPIC Role
Chairman of the Board	Board of Managers

Related party balances pertaining to the assets of the Company (in thousands):

	December 31,	December 31,
	2019	2018
Total funds held on deposit at ECCU	$365	$457
Loan participations purchased from and serviced by ECCU	1,495	5,109

Related party transactions of the Company (dollars in thousands):

	Year ended
	December 31,
	2019	2018
Interest earned on funds held with ECCU	$—	$3
Interest income earned on loans purchased from ECCU	161	278
Fees paid to ECCU from MP Securities Networking Agreement	9	25
Income from Master Services Agreement with ECCU	14	54
Income from Successor Servicing Agreement with ECCU	9	9
Rent expense on lease agreement with ECCU	138	116

Loan participation interests purchased:

In the past, the Company purchased loan participation interests from ECCU. Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the years ended December 31, 2019 and 2018.

Lease and Services Agreement:

The Company leases its corporate offices and purchases other facility-related services from ECCU pursuant to a written lease and services agreement. Management believes these terms are equivalent to those that prevail in arm's length transactions.

Table_of_Contents

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

Successor Servicing Agreement with ECCU:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU. This agreement obligates the Company to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU. The Company will service these loans in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans. The Agreement terminated in October 2019 and has converted to a month-to-month agreement.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

Table_of_Contents

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

ACCU related parties who serve on the Company’s Board of Managers:

ACCU Role	MPIC Role
President, Chief Executive Officer	Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2019	2018
Total funds held on deposit at ACCU	$10,343	$5,675
Dollar outstanding loan participations sold to ACCU and serviced by the Company	—	3,184
Loan participations purchased from and serviced by ACCU	1,603	1,662

Related party transactions of the Company (dollars in thousands):

	Year ended
	December 31,
	2019	2018
Dollar amount of loans purchased from ACCU	$1,435	$—
Dollar amount of loans sold to ACCU	—	554
Interest earned on funds held with ACCU	159	69
Interest income earned on loans purchased from ACCU	84	86
Income from Master Services Agreement with ACCU	—	20
Fees paid based on MP Securities Networking Agreement with ACCU	45	56

Table_of_Contents

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

Table_of_Contents

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

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $368 thousand and $394 thousand at December 31, 2019 and December 31, 2018.

Note 4. Loans Receivable and Allowance for Loan Losses

The Company’s loan portfolio is comprised of one segment – church loans. See “Note 1 – Loan Portfolio Segments and Classes” to the Financial Statements. The loans fall into four classes:

Table_of_Contents

•	wholly-owned loans for which the Company possesses the first collateral position;
•	wholly-owned loans that are either unsecured or for which the Company possesses a junior collateral position;
•	participated loans purchased for which the Company possesses the first collateral position; and
•	participated loans purchased for which the Company possesses a junior collateral position.

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2033. The loan portfolio had a weighted average rate of 0.07% and 6.31% as of December 31, 2019 and December 31, 2018, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	December 31,	December 31,
	2019	2018
Loans to evangelical churches and related organizations:
Real estate secured	$130,889	$147,061
Unsecured	160	274
Total loans	131,049	147,335
Deferred loan fees, net	(631)	(848)
Loan discount	(182)	(627)
Allowance for loan losses	(1,393)	(2,480)
Loans, net	$128,843	$143,380

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of December 31, 2018 and December 31, 2018. The following table shows the changes in the allowance for loan losses for the years ended December 31, 2019 and 2018 (dollars in thousands):

	December 31,	December 31,
	2019	2018
Balance, beginning of period	$2,480	$2,097
Provision for loan loss	(544)	666
Chargeoffs	(923)	(283)
Recoveries	380	—
Balance, end of period	$1,393	$2,480

Table_of_Contents

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	December 31,	December 31,
	2019	2018
Loans:
Individually evaluated for impairment	$8,843	$13,601
Collectively evaluated for impairment	122,206	133,734
Balance	$131,049	$147,335

Allowance for loan losses:
Individually evaluated for impairment	$175	$1,463
Collectively evaluated for impairment	1,218	1,017
Balance	$1,393	$2,480

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2019
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$96,674	$3,557	$1,882	$—	$102,113
Watch	19,870	32	191	—	20,093
Special mention	—	—	—	—	—
Substandard	7,103	—	1,230	—	8,333
Doubtful	510	—	—	—	510
Loss	—	—	—	—	—
Total	$124,157	$3,589	$3,303	$—	$131,049

Credit Quality Indicators (by class)
As of December 31, 2018
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$100,140	$4,067	$2,004	$—	$106,211
Watch	27,321	—	202	—	27,523
Special mention	1,208	—	—	—	1,208
Substandard	6,497	187	3,586	—	10,270
Doubtful	2,123	—	—	—	2,123
Loss	—	—	—	—	—
Total	$137,289	$4,254	$5,792	$—	$147,335

Table_of_Contents

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$—	$—	$5,907	$5,907	$118,250	$124,157	$—
Wholly-Owned Junior	—	—	—	—	3,589	3,589	—
Participation First	—	—	—	—	3,303	3,303	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$5,907	$5,907	$125,142	$131,049	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$3,259	$—	$5,804	$9,063	$128,226	$137,289	$—
Wholly-Owned Junior	187	—	—	187	4,067	4,254	—
Participation First	2,293	—	1,292	3,585	2,207	5,792	—
Participation Junior	—	—	—	—	—	—	—
Total	$5,739	$—	$7,096	$12,835	$134,500	$147,335	$—

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

In accordance with industry standards, loans that the Company has modified as part of a troubled debt restructuring are considered impaired. However, troubled debt restructures, upon meeting certain performance conditions, are eligible to receive non-classified loan ratings and to be moved out of non-accrual status. These loans continue to be included in total impaired loans but not necessarily in non-accrual or collateral-dependent loans.

Table_of_Contents

The following tables are summaries of impaired loans by loan class as of and for the years ended December 31, 2019 and 2018, respectively. The unpaid principal balance reflects the contractual principal outstanding on the loan. The recorded balance reflects the unpaid principal balance less any interest payments that have been recorded against principal. The recorded investment reflects the recorded balance less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of December 31, 2019					For the year ended December 31, 2019
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$12,497	$12,404	$12,304	$—	$12,343	$1,202
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	110	973	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	1,294	1,230	1,230	65	1,263	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$14,081	$13,924	$13,824	$175	$14,579	$1,202

Impaired Loans (by class) As of December 31, 2018					For the year ended December 31, 2018
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$5,734	$5,687	$5,694	$—	$5,915	$123
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	2,293	2,293	2,316	—	2,312	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	4,818	4,142	3,632	1,165	3,714	—
Wholly-Owned Junior	215	187	176	176	181	—
Participation First	1,302	1,292	1,292	122	1,299	10
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$14,362	$13,601	$13,110	$1,463	$13,421	$133

Table_of_Contents

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	December 31, 2019	December 31, 2018
Church loans:
Wholly-Owned First	$6,405	$8,619
Wholly-Owned Junior	—	187
Participation First	1,230	1,292
Participation Junior	—	—
Total	$7,635	$10,098

The Company restructured six and four loans during the years ended December 31, 2019 and 2018. A summary of troubled debt restructures by loan class during the years ended December 31, 2019 and 2018 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the year ended December 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	5	$6,270	$6,458	$6,167
Wholly-Owned Junior	—	—	—	—
Participation First	1	166	—	—
Participation Junior	—	—	—	—
Total	6	$6,436	$6,458	$6,167

Troubled Debt Restructurings (by class)
For the year ended December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	2	$1,748	$1,668	$1,668
Wholly-Owned Junior	—	—	—	—
Participation First	2	3,595	3,595	3,586
Participation Junior	—	—	—	—
Total	4	$5,343	$5,264	$5,254

The Company had one previously restructured loan that was past maturity as of December 31, 2019. The Company has entered into a forbearance agreement with the borrowers and is evaluating what actions it should undertake to protect its investment on this loan.

Table_of_Contents

The Company closely monitors delinquency in loans modified in a troubled debt restructuring as an early indicator for future default. Management regularly evaluates loans modified in a troubled debt restructuring for potential further impairment and will make adjustments to the risk ratings and specific reserves associated with troubled debt restructurings as deemed necessary.

No loans that were restructured during the years ended December 31, 2019 and 2018 subsequently defaulted during those respective years.

As of December 31, 2019,  no additional funds were committed to be advanced in connection with loans modified as troubled debt restructurings.

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

The value of the Company’s investment in the joint venture was $891 thousand and $887 thousand, as of December 31, 2019 and 2018respectively. Management’s impairment analysis of the investment as of December 31, 2019 has determined that the investment is not impaired.

Table_of_Contents

Note 6. Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such (dollars in thousands):

	December 31,
	2019	2018
Non-interest income
Wealth advisory fees	$338	$231
Investment brokerage fees	1,077	292
Lending fees (1)	124	838
Lease income	8	—
Other non-interest income	22	83
Total non-interest income	$1,569	$1,444
(1) Not within scope of ASC 606

Note 7. Loan Sales

The Company did not sell any loans during the year ended December 31, 2019The following table shows the amount of loan participation sales and the resulting changes in servicing assets recorded during the years ended December 31, 2019 and 2018. Management amortizes servicing assets using the interest method as an adjustment to servicing fee income.

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the years ended
	December 31,	December 31,
	2019	2018
Participation loans interests sold by the Company during the year	$—	$4,254
Total participation interests sold and serviced by the company	26,964	36,706
Servicing income	100	160

Servicing Assets
Balance, beginning of period	$212	$270
Additions:
Servicing obligations from sale of loan participations	—	21
Subtractions:
Amortization	(112)	(79)
Balance, end of period	$100	$212

Table_of_Contents

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets was $301 thousand at December 31, 2019. The Company did not have any investment in foreclosed assets at December 31, 2018. On its balance sheet, the Company presents foreclosed assets net of an allowance for losses. There was no allowance for losses on foreclosed assets at December 31, 2019. The Company did not record any loss provisions on foreclosed assets during the year ended December 31, 2019.

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the years ended December 31,
	2019	2018
Net loss (gain) on sale of real estate	$—	$—
Provision for losses	—	—
Operating expenses, net of rental income	97	—
Net expense (income)	$97	$—

Note 9. Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	December 31,	December 31,
	2019	2018

Furniture and office equipment	$503	$491
Computer system	214	231
Leasehold improvements	43	25
Total premises and equipment	760	747
Less accumulated depreciation and amortization	(544)	(660)
Premises and equipment, net	$216	$87

(dollars in thousands)	2019	2018

Depreciation and amortization expense for the years ended December 31,	$43	$30

Table_of_Contents

Note 10. Credit Facilities

The Company has two secured credit facilities. The facilities are non-revolving and do not have an option to renew or extend additional credit. Additionally, the facilities do not contain a prepayment penalty. Under the terms of the credit facilities, the Company must maintain a minimum collateralization ratio of at least 110% for each of the individual facilities (120% for the combined facilities). If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio. In total, the collateral securing both facilities at December 31, 2019 and 2018 satisfied the 120% minimum. In addition, the collateral securing both facilities at December 31, 2019 and 2018 separately satisfied the 110% minimum. As of December 31, 2019 and 2018, the Company has only pledged qualifying mortgage loans as collateral on the credit facilities.

In addition, the credit facilities include a number of borrower covenants. The Company is following these covenants as of December 31, 2019 and December 31, 2018, respectively.

The following table summarizes the principal terms the Company’s credit facilities as of December 31, 2019 (dollars in millions):

Nature of Borrowing	Interest Rate	Interest Rate Type	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
Term-debt	2.53%	Fixed	579	11/1/2026	85,914	—

Future principal contractual payments of the Company’s borrowings from financial institutions during the twelve-month periods ending December 31, are as follows (dollars in thousands):

2020	$5,164
2021	5,341
2022	5,477
2023	5,617
2024	5,757
Thereafter	44,071
$71,427

Note 11. Investor Notes Payable

Table_of_Contents

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		December 31, 2019		December 31, 2018
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class A Offering	Unsecured	$487	4.20%	$8,758	4.14%
Class 1 Offering	Unsecured	22,098	4.02%	29,114	3.88%
Class 1A Offering	Unsecured	32,732	3.85%	13,817	3.71%
Public Offering Total		$55,317	3.92%	$51,689	3.88%

Private Offerings
Special Subordinated Notes	Unsecured	11,317	5.21%	7,533	4.68%
Secured Notes	Secured	6,467	3.92%	9,170	3.83%
Private Offering Total		$17,784	4.74%	$16,703	4.21%

Total Notes Payable		$73,101	4.12%	$68,392	3.96%

Notes Payable Totals by Security
Unsecured Total	Unsecured	$66,634	4.14%	$59,222	3.98%
Secured Total	Secured	$6,467	3.92%	$9,170	3.83%

Future maturities for the Company’s investor notes during the twelve month periods ending December 31, are as follows (dollars in thousands):

2020	$21,562
2021	18,953
2022	10,761
2023	10,543
2024	11,282
$73,101

Debt issuance costs related to the Company’s notes payable were $55 thousand and $92 thousand at December 31, 2019 and December 31, 2018, respectively.

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

Table_of_Contents

SEC Registered Public Offerings

Class A Offering.

In April 2008, the Company registered its Class A Notes with the SEC. The Company discontinued the sale of its Class A Note Offering when the offering expired on December 31, 2015. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note that allows borrowers to increase their interest rate once a year with certain limitations. The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of December 31, 2019 and December 31, 2018. The Company issued the Class A Notes under a Trust Indenture entered into between the Company and U.S. Bank National Association (“US Bank”).

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of December 31, 2019 and December 31, 2018. The Company issued The Class 1 Notes under a Trust Indenture between the Company and U.S. Bank.

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

Table_of_Contents

Private Offerings

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at December 31, 2019 and December 31, 2018.

Secured Investment Certificates (“Secured Notes”).

In January 2015, the Company began offering Secured Notes under a private placement memorandum pursuant to the requirements of Rule 506 of Regulation D. Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.

The Company secures these notes by pledging either cash or loans receivable as collateral. The collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. Said another way, every dollar of cash collateralizes one dollar of secured notes and every $1.05 of loans receivable collateralizes one dollar of secured notes. At December 31, 2019 and December 31, 2018, the loans receivable collateral securing the Secured Notes had an outstanding balance of $13.02 million and $10.9 million, respectively. The December 31, 2019 and December 31, 2018 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of December 31, 2019 and December 31, 2018, the Company did not have cash pledged for the benefit of the Secured Notes. On December 31, 2017, the Company terminated its 2015 Secured Note offering.

Effective as of April 30, 2018, the Company launched a new $80 million secured note offering. The Company issued the 2018 Secured Note offering pursuant to a Loan and Security Agreement. This agreement includes the same terms and conditions previously set forth in its 2015 Secured Note offering. The offering will continue through April 30, 2020.

Table_of_Contents

Note 12. Commitments and Contingencies

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	December 31, 2019	December 31, 2018
Undisbursed loans	$1,999	$1,919

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. As of December 31, 2019, the Company is a defendant in a wrongful termination of employment lawsuit. The Company is contesting the claim and at December 31, 2019, the Company’s liabilities include an accrual of $30 thousand for litigation-related expenses incurred in connection with this claim. Although the Company believes that it will prevail on the merits, the litigation could have a lengthy process, and the ultimate outcome cannot be predicted.

Operating Leases

The Company has lease agreements for its offices in Brea and Fresno, California. The Company renewed its Brea office lease in January 2019 for an additional five-year term. The lease does not contain any additional options to renew. The Fresno office lease expires in 2020. There are no options to renew in the lease agreement; however, the Company has entered into discussions with the lessor on a new lease agreement. The Company has determined that both leases are operating leases.

Table_of_Contents

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

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the Year Ended
	2019	2018
Lease cost
Operating lease cost	$174	$143
Other information
Cash paid for operating leases	164	149
Right-of-use assets obtained in exchange for operating lease liabilities	680	—
Weighted average remaining lease term (in years)	3.96	1.25
Weighted-average discount rate	4.77%	—%

Future minimum lease payments and lease costs for the twelve months ending December 31 are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2020	$149	$153
2021	146	146
2022	150	146
2023	155	146
2024	—	—
Total	$600	$591

Table_of_Contents

Note 13. Office Operations and Other Expenses

Office operations and other expenses comprise the following (dollars in thousands):

	December 31, 2019	December 31, 2018
Technology and communication expenses	$428	$439
Insurance	282	275
Lease and occupancy expense	206	166
Outsourced operations	190	34
Staff and travel expense	140	117
Loan Expenses	110	71
Clearing firm Fees	60	60
Other	67	62
Total	$1,483	$1,224

Note 14. Preferred and Common Units Under LLC Structure

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

Table_of_Contents

Note 15. Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the years ended December 31, 2019 and 2018 were $66 thousand and $76 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution to the plan during the years ended year ended December 31, 2019

Note 16. Fair Value Measurements

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

Table_of_Contents

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):`

		Fair Value Measurements at December 31, 2019 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$25,993	$25,993	$—	$—	$25,993
Loans, net	128,843	—	—	126,438	126,438
Investments in joint venture	891	—	—	891	891
Accrued interest receivable	635	—	—	635	635
FINANCIAL LIABILITIES:
Term-debt	$71,427	$—	$—	$55,072	$55,072
Notes payable	73,046	—	—	74,592	74,592
Other financial liabilities	503	—	—	503	503

Table_of_Contents

		Fair Value Measurements at December 31, 2018 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$9,877	$9,877	$—	$—	$9,877
Loans, net	143,380	—	—	140,989	140,989
Investments in joint venture	887	—	—	887	887
Accrued interest receivable	711	—	—	711	711
FINANCIAL LIABILITIES:
Term-debt	$76,515	$—	$—	$57,386	$57,386
Notes payable	68,300	—	—	68,865	68,865
Other financial liabilities	356	—	—	356	356

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2019 and December 31, 2018.

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

Table_of_Contents

Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the notes.

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2019 and December 31, 2018.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2019:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$8,640	$8,640
Investments in joint venture	—	—	891	891
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$9,531	$9,531

Assets at December 31, 2018:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$11,616	$11,616
Investments in joint venture	—	—	887	887
Total	$—	$—	$12,503	$12,503

Table_of_Contents

Activity in Level 3 assets is as follows for the year ended years ended December 31, 2019 and 2018 (dollars in thousands):

Impaired loans (net of allowance and discount)
Balance, December 31, 2018	$11,616
Changes in allowance and discount	1,764
Transfer of loans into foreclosed assets	(479)
Loans no longer considered collateral dependent	(1,232)
Loans that became collateral dependent	1,936
Loan payments, payoffs, sales, and charge-offs	(4,965)
Balance, December 31, 2019	$8,640

Investments in joint venture (net of allowance and discount)
Balance, December 31, 2018	$887
Pro rata share of joint venture income	4
Balance, December 31, 2019	$891

Foreclosed assets
(net of allowance and discount)
Balance, December 31, 2018	$--
Transfer of loans into foreclosed assets	479
Transfer of foreclosed assets to other assets	(178)
Balance, December 31, 2019	$301

Impaired loans (net of allowance and discount)
Balance, December 31, 2017	$6,135
Re-classifications of assets from Level 3 into Level 2	—
Changes in allowance and discount	(306)
Loans no longer considered impaired	—
Loans that became impaired	7,620
Loan payments, payoffs, sales, and charge-offs	(1,833)
Balance, December 31, 2018	$11,616

Table_of_Contents

Investments in joint venture (net of allowance and discount)
Balance, December 31, 2017	$896
Pro rata share of joint venture income	(9)
Balance, December 31, 2018	$887

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

Table_of_Contents

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

December 31, 2019
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,640	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investments in joint venture	$891	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	$301	Internal evaluations	Selling cost	6% (6%)

December 31, 2018
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$11,616	Discounted appraised value	Selling cost / Estimated market decrease	15% - 72% (33%)
Investment in joint venture	$887	Internal evaluations	Estimated future market value	0% (0%)

Note 17. Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the year ended December 31, 20182018, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2019 and 2018, MP Realty has federal and state net operating loss carryforwards of approximately $430 thousand and $40710 thousand, respectively, which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at December 31, 2019 and 2018.

Tax years ended December 31, 2016 through December 31, 2019 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2015 through December 31, 2019 remain subject to examination by the California Franchise Tax Board.

Table_of_Contents

Note 18. Segment Information

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

Financial information with respect to the reportable segments for the year ended December 31, 2019 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Total revenue	$10,289	$2,304	$316	$(1,194)	$11,715
Total non interest expense and prov. for tax	4,020	1,177	(2)	—	5,195
Net profit (loss)	811	1,126	318	(254)	2,001
Total assets	155,180	2,506	371	(36)	158,021

Financial information with respect to the reportable segments for the year ended December 31, 2018 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Total revenue	$10,126	$1,189	$—	$(663)	$10,652
Total non interest expense and prov. for tax	3,655	995	23	—	4,673
Net profit (loss)	157	194	(23)	149	477
Total assets	154,072	1,307	55	5	155,439

Table_of_Contents

Note 19. Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows (dollars in thousands):

Ministry Partners Investment Company, LLC Balance Sheet

	As of December 31,
	2019	2018
Assets:
Cash	$23,297	$8,612
Loans receivable, net of allowance for loan losses	128,843	143,380
Accrued interest receivable	635	711
Investments in joint venture	891	887
Property and equipment, net	211	85
Foreclosed assets, net	301	—
Investment in subsidiaries	1,926	796
Due from subsidiaries	536	488
Servicing assets	100	212
Other assets	926	209
Total assets	$157,666	$155,380
Liabilities and members’ equity
Liabilities:
Term-debt	$71,427	$76,515
Notes payable, net of debt issuance costs	73,046	68,300
Accrued interest payable	266	249
Other liabilities	1,855	785
Total liabilities	146,594	145,849

Equity	11,072	9,531

Total liabilities and members' equity	$157,666	$155,380

Table_of_Contents

Ministry Partners Investment Company, LLC Statement of Income

	For the years ended
	December 31,
	2019	2018
Income:
Interest Income	$10,144	$9,207
Other income	154	920
Total income	10,298	10,127
Interest expense:
Term-debt	1,867	2,000
Notes payable	4,135	3,649
Total interest expense	6,002	5,649
Provision for loan losses	(544)	666
Other operating expenses	4,017	3,647
Income before provision for income taxes	823	165
Provision for income taxes and state LLC fees	12	8
Income before equity in undistributed net income of subsidiaries	811	157
Equity in undistributed net income of subsidiaries	1,190	320
Net income	$2,001	$477

Table_of_Contents

Ministry Partners Investment Company, LLC Statement of Cash Flows

	For the years ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,001	$477
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of subsidiaries	(1,190)	(320)
Depreciation	40	27
Amortization of deferred loan fees	(269)	(258)
Amortization of debt issuance costs	86	85
Provision (credit) for loan losses	(544)	666
Accretion of loan discount	(247)	(24)
Gain on sale of loans	—	(13)
Changes in:
Accrued interest receivable	76	31
Other assets	(418)	179
Accrued interest payable	17	41
Other liabilities	940	97
Net cash provided by operating activities	492	988
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(2,255)	(2,721)
Loan originations	(7,951)	(15,486)
Loan sales	—	5,414
Loan principal collections	25,324	17,817
Sale of property and equipment	4	—
Purchase of property and equipment	(170)	(13)

Net cash provided by investing activities	14,952	5,011
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in term-debt	(5,088)	(4,977)
Net change in notes payable	4,709	(696)
Debt issuance costs	(49)	(92)
Dividends paid on preferred units	(331)	(405)
Net cash (used) by financing activities	(759)	(6,170)
Net increase (decrease) in cash and restricted cash	14,685	(171)
Cash, cash equivalents, and restricted cash at beginning of period	8,612	8,783
Cash, cash equivalents, and restricted cash at end of period	$23,297	$8,612
Supplemental disclosures of cash flow information
Interest paid	$5,046	$4,795
Income taxes paid	$20	$23
Transfer of loans to foreclosed assets	$479	$—
Loans made to facilitate the sale of foreclosed assets	$—	$—
Dividends declared to preferred unit holders	$—	$107

Table_of_Contents

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the fiscal period ending December 31, 2019 covered by this Annual Report on Form 10-K. The officers performed this evaluation as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. From this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2019. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2019.

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

Our internal controls over financial reporting include those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and the Board; and

Table_of_Contents

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control‑Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2019, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Table_of_Contents

Item 9B.	OTHER INFORMATION

None.

Table_of_Contents

PART III

Item 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the members of our Board of Managers and executive officers as of December 31, 2019:

Name	Age	Managers/Executive Officers
R. Michael Lee	61	Chairman of the Board, Chairman of Ministry Partners Securities, Manager
Van C. Elliott	82	Corporate Secretary, Manager
Joseph W. Turner, Jr.	52	Chief Executive Officer and President
William M. Crammer III	60	Senior Vice President, Chief Lending Officer
Brian S. Barbre	46	Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Edward J. Ramirez	52	Vice President, Credit Administration
Mendell Thompson	65	Board Credit Committee Chairman, Manager
Juli Anne Lawrence	67	ALCO Committee Chairperson, Manager
Jerrod Foresman	51	Manager
Jeffrey T. Lauridsen	70	Audit Committee Chairman, Manager

Summary of the business experience of our executive officers and managers

With our conversion from a corporation to a limited liability company on December 31, 2008, we are governed by a Board of Managers that supervises our affairs (hereinafter referred to as the “Board”).

In an 8K filing on January 3, 2020, the Company announced that it had reorganized its senior management team effective as of January 3, 2020. Joseph W. Turner, Jr. will continue to serve as the Company’s Chief Executive Officer and President and Brian Barbre will serve as the Company’s Senior Vice President and Chief Finance Officer. As part of the management team reorganization, Mr. William M. Crammer, III and Mr. Edward Ramirez have been appointed to serve as Assistant Vice-President, Relationship Manager and Assistant Vice President, Credit Administration, respectively. Mr. Crammer previously served as the Company’s Senior Vice President and Chief Lending Officer.

Table_of_Contents

Set forth below are the members of our Board of Managers and executive officers as of the date of the filing of this 10K:

Name	Age	Managers/Executive Officers
R. Michael Lee	61	Chairman of the Board, Chairman of Ministry Partners Securities, Manager
Van C. Elliott	82	Corporate Secretary, Manager
Joseph W. Turner, Jr.	52	Chief Executive Officer and President
Brian S. Barbre	46	Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Michael R. Boblit	62	Vice President, Corporate Lending Services
Mendell Thompson	65	Board Credit Committee Chairman, Manager
Juli Anne Lawrence	67	ALCO Committee Chairperson, Manager
Jerrod Foresman	51	Manager
Jeffrey T. Lauridsen	70	Audit Committee Chairman, Manager

R. MICHAEL LEE

Mr. Lee has served as a member of our Board since January 2009. He was appointed Chairman of the Board in May 2015.  Mr. Lee currently serves as Chief Executive Officer and President for KCT Credit Union. Previously, Mr. Lee served as Vice President Member Relations for Alloya Corporate Federal Credit Union, President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency.  In the insurance industry, Mr. Lee spent 15 years in different positions that lead him to managing a national sales force that served the needs of business owners. Mr. Lee currently serves on the boards of the Illinois Credit Union Foundation, Elgin Community College Foundation, Gail Borden Library Foundation. He attended Southern Illinois University; CUNA’s Financial Management School and completed numerous industries training sessions throughout his career. Mr. Lee adds special expertise to our Board with his years of experience as an executive of a number of large financial institutions and with his deep knowledge of the financial industry. Mr. Lee currently serves as Chairman of the Board, member of our Executive Committee, Governance Committee, Asset-Liability Management Committee and serves as the Chairman of the Board for MP Securities.

VAN C. ELLIOTT

Mr. Elliott has served as a member of our Board since 1991. He has served as a director for ECCU from April 1988 until the present (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing organizational, financial,

Table_of_Contents

and fund-raising consultation services to church and church-related organizations. He received his bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry. Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration. He has completed post-graduate instruction at the College for Financial Planning. Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.® Mr. Elliott brings to our Board his extensive experience as a credit union board member and intimate knowledge of church and ministry financial operations. In addition to being the Company’s Corporate Secretary, Mr. Elliott serves on our Executive Committee and Audit Committee. Mr. Elliott also serves on the Board of Directors of Ministry Partners for Christ, Inc., a non-profit subsidiary of MPIC.

JOSEPH W. TURNER, JR.

Mr. Turner has served as Chief Executive Officer and President since December 3, 2015.  Mr. Turner is also the Chief Executive Officer and President for Ministry Partners Securities LLC, the wholly-owned subsidiary of Ministry Partners Investment Company.  Mr. Turner also held the position as Chief Compliance Officer of Ministry Partners Securities LLC until December 14, 2015.  During his tenure with the Company, Mr. Turner has led the Company’s efforts in transitioning its wholly-owned broker dealer to a more robust and diverse financial services firm, launching its investment advisory and insurance company activities in addition to overseeing the capital raising efforts related to the Company’s proprietary products.  Mr. Turner was also instrumental in formalizing strategic partnerships with Evangelical Christian Credit Union (the Company’s largest equity owner) and America’s Christian Credit Union (2nd largest Shareholder) to provide complimentary financial products and services to their collective members.  Prior to joining the Company in 2011, Mr. Turner served in various roles; including Regional Vice President, Chief Operating Officer, Chief Executive Officer and President for Strongtower Financial, Inc., a Fresno, California based broker dealer and advisory firm which specialized in providing investment banking services, mortgage financing for churches and ministries, and investment and insurance products and services.  Prior to joining Strongtower in 2007, Mr. Turner served as Managing Director of Principal Financial Group where he led a financial advisory and insurance group.  Mr. Turner began his career with Prudential Preferred as an investment advisor in 1990.  Mr. Turner received his Bachelor of Science in Business Administration – Finance degree from California State University, Fresno.  Mr. Turner has completed industry leadership training both at Drake University and the Wharton School of Business.  Mr. Turner holds the FINRA Series 6, 7, 24, 63, 65, and 51 as well as life, health and disability licenses in over 23 states.  Mr. Turner also serves as Chairman of the Board for Christian Care Ministries, Inc., a Melbourne, Florida based public charity (“CCM”), a ministry that encourages and enables Christians to connect with, share their lives, faith, talents, and financial resources with one another through its Medi-Share health care sharing ministry.  CCM has current investments

Table_of_Contents

in the Company’s publicly and privately offered debt securities as well as other products offered by the Company’s wholly-owned subsidiary, MP Securities.  For further information regarding Mr. Turner’s appointment to the CCM Board of Directors, see Part III, Item 10, “Code of Ethics” in this Report.

WILLIAM M. CRAMMER, III

Mr. Crammer has served as the Company’s Senior Vice President and Chief Lending Officer since September 21, 2017.  Prior to that, Mr. Crammer served as the Company’s Vice President of Administration and Manager of Loan Participations.  Mr. Crammer received a Bachelor of Science degree in accounting from California State University, Fullerton and has over thirty years of management experience in overseeing the financial, administrative, and operational functions of both small and large organizations.  In his previous role as the Company’s Manager of Loan Participations, Mr. Crammer was instrumental in launching the Company’s loan participation sales program, which significantly increased the Company’s ability to secure additional funding resources when needed. Mr. Crammer was an officer of the company as of December 31, 2019, but as noted above, was not an officer of the Company as of the date of the filing of this 10K.

BRIAN S. BARBRE

Mr Barbre has served as the Company’s Senior Vice President, Chief Financial Officer and Principal Accounting Officer and as the Chief Financial Officer for Ministry Partners Securities, LLC since September 25, 2017. Mr. Barbre has previously served as Vice President Finance and Treasurer of ECCU, the Company’s largest equity owner.  Over the course of Mr. Barbre’s seventeen years working with ECCU, he has served as Vice President Finance / Treasurer, Director of Finance, Finance Manager and Sr. Financial Analyst.  Mr. Barbre is a Certified Public Accountant and has served as an Adjunct professor at Biola University where he has taught cost accounting and accounting information systems courses.  Mr. Barbre holds a Bachelor of Science in Business Administration, Magna Cum Laude, from Biola University and a Master of Business Administration degree from California State University Fullerton.

EDWARD J. RAMIREZ

Mr. Ramirez joined the Company in September 2017 after seven years of service as the Assistant Vice President, Ministry Development Group, Portfolio and Risk Management/Loan Portfolio Manager at Christian Community Credit Union, a San Dimas, California based credit union. Prior to that, Mr. Ramirez was a product manager and loan underwriter for ECCU from 2002 to 2010. Mr. Ramirez earned his Bachelor of Arts in Business Administration from California State University Fullerton and his Master of Business Administration from Azusa Pacific University. Mr. Ramirez was an officer of the company as of December 31, 2019, but as noted above, was not an officer of the Company as of the date of the filing of this 10K.

Table_of_Contents

MENDELL THOMPSON

Mr. Thompson joined the Board when Arthur Black, whom served on the Board from 1997 through April 2016, retired from the Board.  In May of 2017, Mr. Thompson was re-elected for a three term ending May of 2020.  Mr. Thompson serves as President/CEO of America’s Christian Credit Union in Glendora, California, a position he has held since 1986.  Prior to his promotion to President/CEO at age 32 in 1986, Mr. Thompson held a variety of other positions at ACCU between 1977 and 1986.  Among his many accomplishments, Mr. Thompson was influential in taking ACCU through a charter change in 1993 that opened the door to making church loans.  Currently, America's Christian Credit Union serves more than 135,000 members, has over $460 million in assets, and manages assets of over $505 million.  Mr. Thompson was elected to the Glendora City Council in 2015 and served one term as Mayor from April 2018-2019. He now serves as Councilman having just been re-elected to another 4-year term.  He is a trustee on the Point Loma Nazarene University (PLNU) Board and a director on the PLNU Foundation Board.  Mr. Thompson has served as a director of the National Association of State Credit Union Supervisors (NASCUS) Executive Council, as a director on the Board of WesCorp FCU, Chairman of WesCorp’s Supervisory Committee, and on the Glendora Church of the Nazarene Board.  He has been a director of the CU Deposit Network, the Financial Marketing Association, and the Southern California CU Executives Society Council.  Mr. Thompson graduated cum laude in 1976 with a bachelor’s degree in History/Business from Point Loma Nazarene University, and is also a graduate of the Western CUNA Management School and Stanford University’s Executive Development Program.  Mr. Thompson is the Chairman of the Company’s Board Credit Committee.

JULI ANNE LAWRENCE

Ms. Lawrence has served as a member of our Board since 2007.  She is currently the Chief Strategy Officer of Raoust + Partners, a Hampton, Virginia based strategic planning and marketing firm for credit unions.  Prior to her current engagement, Ms. Lawrence served as Senior Vice President of Research and Development for Western Bancorp in San Jose, California.  Prior to that engagement, she served as President and Chief Executive Officer of the National Institute of Health Federal Credit Union. Prior to that, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union and the President of its subsidiary, KeyPoint Financial Services.  Before joining KeyPoint Credit Union, Mrs. Lawrence served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union. Prior to joining the credit union industry, Ms. Lawrence served as the Director of Sales for the US Navy Mid-Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland, and Bermuda.  Mrs. Lawrence received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D.  Mrs. Lawrence currently serves on the Board of Directors for the George

Table_of_Contents

Washington Institute of Health and Women in BIO. She also previously served as Chair for the Executive Committee of the Open Solutions, Inc. Client Association and serves currently as a Trustee of the International Mission Board of the Southern Baptist Convention. Mrs. Lawrence provides our Board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise.  Mrs. Lawrence serves on the Company’s Executive Committee, as our Chair of the Asset-Liability Management Committee, and as a member of the MP Securities Board of Managers.

JERROD FORESMAN

Mr. Foresman has served as a Board Member of Ministry Partners Investment Company since May 2012 and MP Securities since November 2018.  He is Co-Owner and President of Virtue Financial Advisors, LLC and the Office of Supervisory Jurisdiction (OSJ) Principal for Infinex Investments, Inc., managing bank and credit union investment programs for over 70 branch locations in the mid-west.  Formerly President, Chief Compliance Officer and FINOP of Bankers & Investors Company Inc., a Registered Broker/Dealer, Investment Advisor and Insurance Agency in Kansas City, Mr. Foresman ran the compliance and operations for 11 years.  Bankers & Investors Co. provided investment services for seven banks and four credit unions in Missouri and Kansas.  Mr. Foresman had been serving as a financial advisor since 1990 and has managed and owned financial advisory/marketing firms specializing in working with credit unions and community banks since 1993.  Mr. Foresman attended Missouri State University and is currently studying for additional financial designations from the American College in Bryn Mawr, PA.  He also serves as a board member for Angel Flight Air Support, OASIS Refuge and is a contributing member of the Wealth Management RIA Board of Advisors, Advisor Confidence Index (ACI) from Rydex. Mr. Foresman holds the FINRA Series 7, 24, 27, 63, 65 and 66 as well as life, health, property & casualty insurance licenses.

JEFFREY T. LAURIDSEN

Mr. Lauridsen has served as a member of our Board since October 2007. He practiced as an attorney serving at the Law Offices of Jeffrey T. Lauridsen in Garden Grove, California. Before retiring, Mr. Lauridsen served with several other law firms in the Orange County area, as partner and senior associate. Mr. Lauridsen’s 29 years of law practice focused on corporate law and encompassed both trial and appellate work in diverse areas of law, including business litigation, construction defects, general liability, premises liability, products, medical malpractice, ERISA, insurance coverage, automobile liability, insurance bad faith, employment and labor law, sexual harassment, sexual molestation and others. Prior to entering into the practice of law, Mr. Lauridsen worked as a claim representative in the insurance industry for 19 years. Mr. Lauridsen received his Associate of Arts degree in Political Science from Fullerton College. He received his Bachelor of Science in Law and Juris Doctorate degrees from California Southern Law School. He has served as Elder at Grace Church in Orange, California for 18 years. Mr. Lauridsen brings to our Board the

Table_of_Contents

perspective of an experienced attorney, as well as intimate knowledge of ministry governance. In addition to being MPIC’s Board’s Vice Chairman, Mr. Lauridsen is also a member of the Executive Committee, Credit Committee and serves as Chairman of the Audit Committee.

MICHAEL R. BOBLIT

Mr. Boblit has previously served as an independent consultant for the Company since September 14, 2018, working with the Company’s Executive and lending services team. Mr. Boblit served as a commercial loan officer, asset manager, and director for business development at Evangelical Christian Credit Union, a Brea, California credit union (“ECCU”), from August 2000 to July 2018. Prior to joining ECCU, Mr. Boblit had a successful career in managing sales operations for both public and private business consulting firms, high technology companies, enterprise software services, document management solutions and optical storage products. Given Mr. Boblit’s extensive experience in developing sales teams, marketing strategies, and his eighteen years of service with ECCU in its commercial lending operations while working with Christian organizations and churches, Mr. Boblit will be tasked with the responsibility of enhancing the Company’s loan origination and commercial lending operation. Mr. Boblit holds a Bachelor of Science in Business Administration, from University of San Diego. Mr. Boblit was not an officer of the Company as of December 31, 2019, but as noted above, is an officer of the Company as of the date of the filing of this 10K.

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

Executive Committee

Our Executive Committee is charged with responsibility for determining the Chief Executive Officer and President’s compensation and undertaking other matters of an executive and strategic oversight nature;

Table_of_Contents

Audit Committee

Our Audit Committee is chartered to oversee the annual audit of our financial reports, oversee the establishment and maintenance of internal controls and oversee compliance with our Ethics Policy;

Board Credit Committee

Our Board Credit Committee is authorized to oversee compliance with our Loan Policy, to review the performance and management of our loan portfolio, and to approve loan originations over a certain dollar amount or loans that have fallen outside of the parameters of the Loan Policy;

Credit Review Committee

Our Credit Review Committee is appointed by the Board to review and implement our Loan Policy and to review most of the loan applications we receive;

Asset Liability Committee

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

Table_of_Contents

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

Audit Committee

As authorized within the operating agreement for Ministry Partners Investment Company LLC, the Board of Managers established the Audit Committee in 2005 with the adoption of its formal charter. The primary purpose of the Audit Committee, as designated in its formal charter, is to oversee the Company’s accounting policies and practice, financial reporting procedures and audits of the Company’s financial statements. For the year ended December 31, 2019, the Audit Committee is comprised of three members, including Jeffrey T. Lauridsen, Van Elliott, and Jerrod Foresman. Mr. Lauridsen, a corporate attorney in Southern California for over 30 years, is Chairman of the Audit Committee and

Table_of_Contents

Vice Chairman of the overall Board of Managers. Mr. Van Elliott, a Certified Financial Planner and church leadership consultant, brings extensive experience as a credit union board member and has intimate knowledge of the Company’s financial operations as he has served as the Company’s Interim Chief Executive Officer on several occasions over the last 29 years since the Company’s inception. Mr. Elliott also serves as the Company’s Corporate Secretary. The Company also added Jerrod Foresman to the Audit Committee in 2017. Mr. Foresman has nearly 29 years of experience in the financial services industry as an Executive, Compliance Officer, and Operations Principal. His knowledge of the financial operations of broker-dealers, advisory firms, and insurance agencies has been a significant addition to the Audit Committee in overseeing the operations of both the Company and MP Securities, the Company’s wholly owned subsidiary.

Table_of_Contents

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2019 and 2018 by our senior executive officers.

Summary Annual Compensation Table

		2019			2018
Name	Principal Position	Salary	Bonus	All Other Compensation (1) (2)	Salary	Bonus	All Other Compensation (1) (2)
Michael Lee	Chairman of the Board of Managers	$—	$—	$14,100	$—	$—	$14,200
Joseph Turner	President and Chief Executive Officer	270,985	1,000	52,199	254,590	89,800	51,337
Van Elliott	Secretary and Manager	—	—	9,100	—	—	9,250
Juli Anne Lawrence	Manager	—	—	11,200	—	—	11,300
Jeffrey Lauridsen	Manager	—	—	11,200	—	—	11,550
Jerrod Foresman	Manager	—	—	8,850	—	—	8,350
Abel Pomar	Former Manager	—	—	—	—	—	4,600
Mendell Thompson	Manager	—	—	8,200	—	—	8,300
William M. Crammer, III,	Senior Vice President and Chief Lending Officer	172,028	16,000	48,891	156,544	12,550	44,151
Brian S. Barbre	Sr. Vice President, Chief Financial Officer and Principal Accounting Officer	176,209	51,000	53,709	158,000	16,025	44,788
Edward J. Ramirez	Vice President, Credit Administration	110,177	12,000	31,049	110,000	4,550	33,390

(1) During each year, we accrued amounts for each Manager’s service on the Board.

(2) This includes the aggregate amount we contributed to the Company’s 401(k) retirement plan, for medical benefits and life and disability insurance for the Company’s officers in each year.

In February 2014, the Board approved the payment of compensation grants to Managers of the Board for rendering services to the Company. Under the grants approved by the Board, each Manager will receive a cash grant for serving on the Board, and will receive additional amounts for attendance at each Board meeting and for serving as a Chairperson of one of our Board Committees. In addition, reimburse each Manager for expenses incurred in performing duties on our behalf. Compensation awards for our Managers for the years ended December 31, 2019 and 2018, were $63 thousand and $68 thousand, respectively.

Table_of_Contents

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The following table sets forth information available to us, as of December 31, 2019, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

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

Table_of_Contents

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table lists our transaction with related persons that exceed $120,000, and in which any related person had or will have a direct material interest. For additional information including the Company’s policies and procedures relating to related parties, see “Part II, Item 8 Note 3. Related Party Transactions.”

Transactions by related parties in the amount that exceeds $120,000
			Amount of transaction (dollars in thousands)
Related Party Name	Basis of related party	Transaction description	2019	2018
Joseph Turner	Officer of the Company	Purchase of the company's notes	$263	$300
ECCU	5% or greater owner	Interest income earned on loans purchased from ECCU	161	278
ECCU	5% or greater owner	Total funds held on deposit at ECCU	365	457
ACCU	5% or greater owner	Dollar amount of loans sold to ACCU	—	554
ACCU	5% or greater owner	Fees paid based on MP Securities Networking Agreement with ACCU	45	56
ACCU	5% or greater owner	Total funds held on deposit at ACCU	10,343	5,675
ACCU	5% or greater owner	Loan participations sold to ACCU and serviced by the Company	—	3,184
ACCU	5% or greater owner	Loan participations purchased from and serviced by ACCU	1,603	1,662

Table_of_Contents

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Before we engage our principal accountant to render audit or non-audit services, our Audit Committee approves the engagement if SEC rules and regulations require it.

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2019	2018
Audit and audit-related fees	$97,000	$129,000
Tax Fees	12,500	12,500
All other fees	4,000	9,000
Total	$113,500	$150,500

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining our auditors’ independence and determined that such services are appropriate.

Table_of_Contents

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

Table_of_Contents

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

10.23	Networking Agreement by and between Ministry Partners Securities, LLC and America’s Christian Credit Union dated July 30, 2014 and Addendum related thereto dated December 1, 2016. (20)
10.24	Trust Indenture by and between Ministry Partners Investment Company, LLC and U.S. Bank National Association, as Trustee dated December 20, 2017 (21)
10.29	Administrative Services Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC dated January 30, 2018 (19)
10.30	Managing Broker Dealer Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC, dated January 6, 2015. (12)
10.31	(Amended) Master Services Agreement by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union, dated March 1, 2018. (22)
10.32	Master Services Agreement by and between Ministry Partners Investment Company, LLC and America’s Christian Credit Union, dated August 17, 2017. (22)
14.1	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.ins	XBRL Taxonomy Extension Definition Linkbase Document **
101.sch	XBRL Taxonomy Extension Schema Document **
101.def	XBRL Taxonomy Extension Definition Linkbase Document **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

Table_of_Contents

 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 23, 2013.
(4)	Incorporated by reference to the Report on Form 8-K filed by the Company on October 15, 2007, as amended.
(5)	Incorporated by reference to the Report on Form 8-K filed by the Company on November 11, 2011.
(6)	Incorporated by reference to the Report on Form 8-K filed by the Company on May 20, 2008.
(7)	Incorporated by reference to the Report on Form 10-K filed by the Company on April 14, 2009.
(8)	Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Company on June 24, 2011.
(9)	Incorporated by reference to Exhibit 10.1 of the Report on Form 10-Q filed by the Company on November 14, 2013.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 7, 2014.
(11)	Incorporated by reference to the Report on Form 10-Q filed by the Company on May 15, 2014.
(12)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2015
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 9, 2015.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 3, 2015.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on January 12, 2016.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 11, 2016.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 13 2016.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 5, 2016.
(19)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-1 filed by the Company on January 30, 2018.
(20)	Incorporated by reference to Exhibit 10.23 on Form S-1 filed by the Company on December 8, 2017.
(21)	Incorporated by reference to Exhibit A on Form S-1 filed by the Company on December 8, 2017.
(22)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 29, 2018
*	Filed herewith.
**	Furnished, not filed, herewith.

Table_of_Contents

Item 16.	FORM 10-K SUMMARY

Not applicable.

Table_of_Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 27, 2020	By:	/s/ Joseph W. Turner
Joseph W. Turner,

Chief Executive Officer
(Principal Executive Officer)

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 27, 2020	By:	/s/ Brian. S. Barbre
Brian S. Barbre,
Senior Vice President and Chief Financial Officer
Chief Executive Officer
(Principal Accounting Officer)

Table_of_Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Joseph W. Turner

Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2020

/s/ Brian S. Barbre

Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 27, 2020

/s/ R. Michael Lee

Chairman, Board of Managers

Date: March 27, 2020

/s/ Van C. Elliott

Secretary, Manager

Date: March 27, 2020

/s/ Mendell Thompson

Manager

Date: March 27, 2020

/s/ Juli Anne S. Lawrence

Manager

Date: March 27, 2020

/s/ Jeffrey T. Lauridsen

Manager

Date: March 27, 2020

/s/ Jerrod L. Foresman

Manager

Date: March 27, 2020