Form 10-Q
period 2020-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2020-05-11
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

At March 31, 2020, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(Dollars in thousands Except Unit Data)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets:
Cash	$28,242	$25,993
Restricted cash	51	52
Certificates of deposit	1,002	—
Loans receivable, net of allowance for loan losses of $1,380 and $1,393 as of March 31, 2020 and December 31, 2019, respectively	125,174	128,843
Accrued interest receivable	624	635
Investment in joint venture	890	891
Property and equipment, net	204	216
Foreclosed assets, net	301	301
Servicing assets	131	100
Other assets	939	990
Total assets	$157,558	$158,021
Liabilities and members’ equity
Liabilities:
Term-debt	$70,155	$71,427
Investor notes payable, net of debt issuance costs of $52 and $55 as of March 31, 2020 and December 31, 2019, respectively	73,089	73,046
Accrued interest payable	236	266
Other liabilities	3,088	2,211
Total liabilities	146,568	146,950
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2020 and December 31, 2019 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2020 and December 31, 2019; See Note 13	1,509	1,509
Accumulated deficit	(2,234)	(2,153)
Total members' equity	10,990	11,071
Total liabilities and members' equity	$157,558	$158,021

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three month periods ended March 31, 2020 and 2019

(Dollars in thousands)

	Three months ended
	March 31,
	2020	2019
Interest income:
Interest on loans	$2,179	$2,401
Interest on interest-bearing accounts	85	58
Total interest income	2,264	2,459
Interest expense:
Term-debt	445	474
Investor notes payable	765	765
Total interest expense	1,210	1,239
Net interest income	1,054	1,220
Provision (credit) for loan losses	52	(152)
Net interest income after provision (credit) for loan losses	1,002	1,372
Non-interest income:
Broker-dealer commissions and fees	175	128
Other income	81	49
Total non-interest income	256	177
Non-interest expenses:
Salaries and benefits	782	671
Marketing and promotion	8	61
Office occupancy	45	44
Office operations and other expenses	333	308
Foreclosed assets, net	8	—
Legal and accounting	121	101
Total non-interest expenses	1,297	1,185
Income before provision for income taxes	(39)	364
Provision for income taxes and state LLC fees	5	3
Net income (loss)	$(44)	$361

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2020 and 2019

(Dollars in thousands)

	Three months ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44)	$361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12	8
Amortization of deferred loan fees	(96)	(56)
Amortization of debt issuance costs	23	22
Provision for loan losses	52	(152)
Accretion of loan discount	(10)	(44)
Gain on sale of loans	(35)	—
Changes in:
Accrued interest receivable	11	(51)
Other assets	69	(153)
Accrued interest payable	(30)	11
Other liabilities	1,077	(93)
Net cash provided (used) by operating activities	1,029	(147)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	—	(2,255)
Loan originations	(12,393)	(2,185)
Loan sales	9,329	—
Loan principal collections	6,774	4,462
Purchase of certificates of deposit	(1,002)	—
Purchase of property and equipment	—	(4)
Net cash provided by investing activities	2,708	18
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in Term-debt	(1,272)	(1,254)
Net change in investor notes payable	40	19,416
Debt issuance costs	(20)	(23)
Dividends paid on preferred units	(237)	(108)
Net cash provided (used) by financing activities	(1,489)	18,031
Net increase in cash and restricted cash	2,248	17,902
Cash, cash equivalents, and restricted cash at beginning of period	26,045	9,928
Cash, cash equivalents, and restricted cash at end of period	$28,293	$27,830
Supplemental disclosures of cash flow information
Interest paid	$1,240	$1,228
Supplemental disclosures of non-cash transactions
Servicing assets recorded	47	—
Leased assets obtained in exchange of new operating lease liabilities	53	680
Lease liabilities recorded	53	647
Dividends declared to preferred unit holders	36	113

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. A more detailed description of the Company’s accounting policies is included in its 2019 annual report filed on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2020 and 2019 are not necessarily indicative of the results for the full year.

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

The Company formed MPC on December 28, 2018 to be used exclusively for religious and charitable purposes within the meaning of Section 501(c)(3) of the U.S. Internal Revenue Code of 1986. MPC is a not-for-profit corporation formed and organized as a private foundation under Delaware law that will make charitable grants to Christian education, and provide accounting, consulting, and financial expertise to aid evangelical Christian ministries. Although the Company has made an initial cash contribution to launch the private foundation, MPC had not yet begun activities as of March 31, 2020. On August 23, 2019, the Internal Revenue Service granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the Internal Revenue Code.

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

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted the Company’s borrowers and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The pandemic has caused significant disruptions in the U.S. economy, including banking and other financial services activity, which are the main economic areas of the Company’s operations. The inability to gather publicly has significantly affected the operations of the Company’s borrowers, which comprise churches, schools, and other religious organizations. In addition, in response to COVID-19, the Federal Reserve reduced the Federal Funds rate to zero on March 16, 2020. The reduction in interest rates and other effects of the COVID-19 pandemic raise uncertainties that could negatively affect the Company’s net interest income and non-interest income. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act, as well as other recent legislative and regulatory relief efforts, could have material direct and indirect effect on the Company’s operations.

The Company’s operations are dependent upon the willingness and ability of its employees, borrowers, noteholders, and investment clients to conduct financial transactions. If the global response to contain COVID-19 escalates to cause further damage to the economy or is unsuccessful in containing the virus, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flows. While it is not possible to know the full extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of March 31, 2020 and December 31, 2019.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions with original maturities of greater than three months. The Company had four $250 thousand twenty-one-month certificates as of March 31, 2020. The Company had no certificates of deposit with original maturities of greater than three months at December 31, 2019.

Use of Estimates

The Company’s creation of consolidated financial statements that conform to United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements. The estimates and assumptions made by the Company’s management also affect the reported amounts of revenues and expenses during the reporting period. These estimates govern areas such as the allowance for credit losses and the fair value of our financial instruments. Actual results could differ from these estimates.

Investment in Joint Venture

On a periodic basis, management analyzes the Company’s investment in a joint venture for impairment. In this analysis, management compares the carrying value of the investment to the estimated value of the underlying real property. The Company records any impairment charges as a valuation allowance against the value of the asset. The Company’s share of income and expenses of the joint venture will increase or decrease the Company’s investment in the joint venture. Management records these valuation changes as realized gains or losses on investment on the Company’s consolidated statements of operations.

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

Troubled Debt Restructurings

A troubled debt restructuring is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to a borrower that the Company would not otherwise consider. A restructuring of a loan usually involves an interest rate modification, extension of the maturity date, payment reduction, or reduction of accrued interest owed on the loan on a contingent or absolute basis. Under Accounting Standards Codification (“ASC”) 340-10, the concessions granted must last longer than an insignificant period of time for the loan to be considered a troubled debt restructuring. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal then due and payable, management measures any impairment on the restructured loan in the same manner as for impaired loans as noted above.

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

Section 403 of the CARES Act provides that a qualifying loan modification or extension is exempt by law from classification as a troubled debt restructuring pursuant to FASB ASC 340-10. On April 7, 2020, the Office of the Comptroller of the Currency and related financial agencies issued OCC Bulletin 2020-35, which provides further guidance regarding when a loan modification or extension is not subject to classification as a TDR pursuant to FASB ASC 340-10.

Under section 4013 of the CARES Act, financial institutions may elect not to categorize a loan modification as a troubled debt restructuring if it is

(1)	related to COVID-19;
(2)	executed on a loan that was not more than thirty (30) days past due as of December 31, 2019; and
(3)	executed between March 31, 2020, and the earlier of (A) sixty (60) days after the date of the National Emergency or (B) December 31, 2020.

For all other loan modifications, federal agencies that regulate financial institutions have confirmed with FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to relief being extended, would not be classified as a troubled debt restructuring. This treatment includes short-term modifications including payment deferrals, fee waivers, and extension of repayment terms. Management of the Company has elected to pursue taking these measures with some of its qualifying borrowers subsequent to March 31, 2020.

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

Non-interest Income

Non-interest income includes revenue from various types of transactions and services provided to customers. Contracts with customers can include multiple services, which are accounted for as separate “performance obligations” if they are determined to be distinct. Our performance obligations to our customers are generally satisfied when we transfer the promised good or service to our customer, either at a point in time or over time. The Company recognizes revenue from a performance obligation that is transferred at a point in time at the time that the customer obtains control over the promised good or service. Revenue from our performance obligations satisfied over time are recognized in a manner that depicts our performance in transferring control of the good or service, which is generally measured based on time elapsed, as our customers simultaneously receive and consume the benefit of our services as they are provided.

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

Gains on sales of loans receivable

From time to time the Company sells participation interests in loans receivable that it services. Upon completion of the loan sale, the Company recognizes a gain based on certain factors including the maturity date of the loan, the percentage of the loan sold and retained, and the servicing rate charged to the participant on the sold portion.

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

Foreclosed Assets

Management records assets acquired through foreclosure or other proceedings at fair market value less estimated costs of disposal. Management determines the fair value at the date of foreclosure, which establishes a new cost for the asset. After foreclosure, the Company carries the asset at the lower of cost or fair value, less estimated costs of disposal. Management evaluates these real estate assets regularly to ensure that the financial statements are carrying the recorded amount at management’s estimate of the current fair value and, if necessary, ensuring that valuation allowances reduce the carrying amount to fair value less estimated costs of disposal. Revenue and expense from the operation of the foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets. When the Company sells the foreclosed property, it recognizes a gain or loss on the sale equal to the difference between the sales proceeds received and the carrying amount of the property.

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

New accounting guidance

Recently adopted accounting standards

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

In March 2020, various regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with borrowers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grands a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-

19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

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

Note 2: Pledge of Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings. This cash is restricted cash. At March 31, 2020 and December 31, 2019, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (dollars in thousands):

	March 31,		December 31,
	2020	2019	2019
Cash and cash equivalents	$28,242	$27,779	$25,993
Restricted cash	51	51	52
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$28,293	$27,830	$26,045

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

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

ECCU related parties who serve on the Company’s Board of Managers:

ECCU Role	MPIC Role
Chairman of the Board	Member of Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2020	2019
Total funds held on deposit at ECCU	$538	$365
Loan participations purchased from and serviced by ECCU	262	1,495

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2020	2019
Interest income earned on loans purchased from ECCU	$4	$37
Loans sold to ECCU	1,164	—
Fees paid to ECCU from MP Securities Networking Agreement	—	2
Income from Successor Servicing Agreement with ECCU	2	2
Rent expense on lease agreement with ECCU	37	37

Loan participation interests purchased:

In the past, the Company purchased loan participation interests from ECCU. Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the three months ended March 31, 2020 and 2019.

Loans sold:

From time to time, the Company will sell loans to ECCU. On January 23, 2020, the Company sold an impaired loan to ECCU in order to recoup its recorded investment in the loan. The Company did not sell any loans to ECCU during the three months ended March 31, 2019.

Lease and Services Agreement:

The Company leases its corporate offices and purchases other facility-related services from ECCU pursuant to a written lease and services agreement. Management believes these terms are equivalent to those that prevail in arm's length transactions.

MP Securities Networking Agreement with ECCU:

MP Securities, the Company’s wholly-owned subsidiary, entered into a Networking Agreement with ECCU in October 2014 pursuant to which MP Securities agreed to offer investment and insurance products and services to ECCU’s members that:

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

ACCU related parties who serve on the Company’s Board of Managers:

ACCU Role	MPIC Role
Former President, Chief Executive Officer - Retired January 2020	Member of Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2020	2019
Total funds held on deposit at ACCU	$10,382	$10,343
Loan participations purchased from and serviced by ACCU	1,587	1,603

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2020	2019
Dollar amount of loan participation interests purchased from ACCU	$—	$1,435
Interest earned on funds held with ACCU	39	25
Interest income earned on loans purchased from ACCU	20	21
Fees paid based on MP Securities Networking Agreement with ACCU	11	8

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

MP Securities Networking Agreement with ACCU:

MP Securities entered into a Networking Agreement with ACCU in July 2014 pursuant to which MP Securities has agreed to offer investment and insurance products and services to ACCU’s members that:

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

The Company has also entered into a Loan Participation Agreement with Navy Federal Credit Union (“NFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units. Under this agreement, the Company sold NFCU a $5.0 million loan participation interest in one of its construction loans on March 20, 2020.  As of March 31, 2020, NFCU’s outstanding balance of the drawn portion of the loan was $1.1 million. As part of this agreement, the Company retained the right to service the loan, and it charges UFCU a fee for servicing the loan. Management believes the terms of the agreement are equivalent to those that prevail in arm's length transactions.

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

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $236 thousand and $368 thousand at March 31, 2020 and December 31, 2019, respectively.

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

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2033. The loan portfolio had a weighted average rate of 6.54% and 6.44% as of March 31, 2020 and December 31, 2019, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	March 31,	December 31,
	2020	2019
Loans to evangelical churches and related organizations:
Real estate secured	$127,275	$130,889
Unsecured	155	160
Total loans	127,430	131,049
Deferred loan fees, net	(642)	(631)
Loan discount	(234)	(182)
Allowance for loan losses	(1,380)	(1,393)
Loans, net	$125,174	$128,843

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of March 31, 2020 and December 31, 2019. The following table shows the changes in the allowance for loan losses for the three months ended March 31, 2020 and the year ended December 31, 2019 (dollars in thousands):

	Three months ended	Year ended
	March 31, 2020	December 31, 2019
Balance, beginning of period	$1,393	$2,480
Provision for loan loss	52	(544)
Charge-offs	(65)	(923)
Recoveries	—	380
Balance, end of period	$1,380	$1,393

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	March 31, 2020	December 31, 2019
Loans:
Individually evaluated for impairment	$7,393	$8,843
Collectively evaluated for impairment	120,037	122,206
Balance	$127,430	$131,049

Allowance for loan losses:
Individually evaluated for impairment	$110	$175
Collectively evaluated for impairment	1,270	1,218
Balance	$1,380	$1,393

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2020
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$97,188	$3,562	$1,865	$—	$102,615
Watch	17,202	31	189	—	17,422
Special mention	—	—	—	—	—
Substandard	6,885	—	—	—	6,885
Doubtful	508	—	—	—	508
Loss	—	—	—	—	—
Total	$121,783	$3,593	$2,054	$—	$127,430

Credit Quality Indicators (by class)
As of December 31, 2019
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$96,674	$3,557	$1,882	$—	$102,113
Watch	19,870	32	191	—	20,093
Special mention	—	—	—	—	—
Substandard	7,103	—	1,230	—	8,333
Doubtful	510	—	—	—	510
Loss	—	—	—	—	—
Total	$124,157	$3,589	$3,303	$—	$131,049

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$—	$—	$3,971	$3,971	$117,812	$121,783	$—
Wholly-Owned Junior	—	—	—	—	3,593	3,593	—
Participation First	—	—	—	—	2,054	2,054	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$3,971	$3,971	$123,459	$127,430	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$—	$—	$5,907	$5,907	$118,250	$124,157	$—
Wholly-Owned Junior	—	—	—	—	3,589	3,589	—
Participation First	—	—	—	—	3,303	3,303	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$5,907	$5,907	$125,142	$131,049	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class as of three months ended March 31, 2020 and 2019, and the year ended December 31, 2019, respectively. The unpaid principal balance is the contractual principal outstanding on the loan. The recorded balance is the unpaid principal balance less any interest payments that management has recorded against principal. The recorded investment is the recorded balance less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of March 31, 2020					For the three months ended March 31, 2020
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$11,116	$11,055	$11,076	$—	$11,057	$109
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	110	948	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	296	11
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$11,406	$11,345	$11,366	$110	$12,301	$120

Impaired Loans (by class) As of December 31, 2019					For the year ended December 31, 2019
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$12,497	$12,404	$12,304	$—	$12,343	$1,202
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	110	973	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	1,294	1,230	1,230	65	1,263	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$14,081	$13,924	$13,824	$175	$14,579	$1,202

Impaired Loans (by class) As of March 31, 2019					For the three months ended March 31, 2019
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$5,732	$5,676	$5,684	$—	$5,681	$66
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	2,280	2,280	2,290	—	2,283	33
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	3,180	2,621	2,135	597	2,637	—
Wholly-Owned Junior	215	184	173	173	175	—
Participation First	1,302	1,292	1,292	122	1,292	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$12,709	$12,053	$11,574	$892	$12,068	$99

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	March 31, 2020	December 31, 2019
Church loans:
Wholly-Owned First	$6,461	$6,405
Wholly-Owned Junior	—	—
Participation First	—	1,230
Participation Junior	—	—
Total	$6,461	$7,635

A summary of loans the Company restructured during the three months ended March 31, 2020 and 2019 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the three months ended March 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	1	$1,936	$1,955	$1,947
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	1	$1,936	$1,955	$1,947

Troubled Debt Restructurings (by class)
For the three months ended March 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	1	$204	$204	$204
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	1	$204	$204	$204

For the loan restructured during three months ended March 31, 2020, the Company agreed to a forbearance agreement with the borrower whereby management added accrued interest and fees to the loan’s principal balance and the borrower will be making interest only payments for 12 months. For the loan restructured during three months ended March 31, 2019, the Company agreed to a forbearance agreement with the borrower whereby management lowered the interest rate and added accrued interest and fees to the loan’s principal balance. The Company has one restructured loan that is past maturity as of March 31, 2020.

The Company closely monitors delinquency in loans modified in a troubled debt restructuring as an early indicator for future default. Management regularly evaluates loans modified in a troubled debt restructuring for potential further impairment and will make adjustments to the risk ratings and specific reserves associated with troubled debt restructurings as deemed necessary.

As of March 31, 2020, the Company has no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

As discussed in Note 1 to the financial statements, the CARES Act provided the Company an option to elect to not account for certain loan modifications related to COVID-10 as troubled debt restructurings as longs as the borrowers were not more than 30 days past due as of December 31, 2019. The above disclosed troubled debt restructurings were not related to COVID-19 modifications.

As of March 31, 2020, the Company has made loan modifications which qualify under the CARES Act and that the Company has elected not to account for as troubled debt restructurings.  These modifications include granting temporary payment relief measures.  For any payment deferral requests the Company approves, the maturity date of the mortgage note will not be extended, and any deferred payments will increase the principal amount due at maturity.

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

The joint venture incurred losses of $1 thousand for the three months ended March 31, 2020. The joint venture did not incur any gains or losses during the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, the value of the Company’s investment in the property was $890 thousand and $891 thousand, respectively. Management’s impairment analysis of the investment as of March 31, 2020 has determined that the investment is not impaired.

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended
	March 31,
	2020	2019
Non-interest income
Wealth advisory fees	$119	$61
Investment brokerage fees	56	67
Lending fees (1)	31	47
Gains on loan sales	35	—
Lease income	13	—
Other non-interest income	2	2
Total non-interest income	$256	$177
(1) Not within scope of ASC 606

Note 7: Loan Sales

The following table shows the amount of loan participation sales and the resulting changes in servicing assets recorded during the three month periods ended March 31, 2020 and 2019, and the year ended December 31, 2019. Management amortizes servicing assets using the interest method as an adjustment to servicing fee income.

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Three months ended		Year ended
	March 31,		December 31,
	2020	2019	2019
Loan participation interests sold by the Company	$8,165	$—	$—

Servicing Assets
Balance, beginning of period	$100	$212	$212
Additions:
Servicing obligations from sale of loan participations	47	—	—
Subtractions:
Amortization	(16)	(38)	(112)
Balance, end of period	$131	$174	$100

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets was $301 thousand at March 31, 2020 and December 31, 2019. On its balance sheet, the Company presents foreclosed assets net of an allowance for losses. There was no allowance for losses on foreclosed assets at March 31, 2020. The Company did not record any loss provisions on foreclosed assets during the three months ended March 31, 2020.

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the three months ended March 31,
	2020	2019
Net loss (gain) on sale of real estate	$—	$—
Provision for losses	—	—
Operating expenses, net of rental income	8	—
Net expense (income)	$8	$—

Note 9: Premises and Equipment

The table below summarizes the premises and equipment owned by the Company (dollars in thousands):

	As of
	March 31,	December 31,
	2020	2019

Furniture and office equipment	$503	$503
Computer system	214	214
Leasehold improvements	43	43
Total premises and equipment	760	760
Less accumulated depreciation and amortization	(556)	(544)
Premises and equipment, net	$204	$216

	2020	2019

Depreciation and amortization expense for the three months ended March 31,	$12	$7

Note 10: Term Debt Credit Facilities

The Company has two secured term debt credit facilities. The facilities are non-revolving and do not have an option to renew or extend additional credit. Additionally, the facilities do not contain a prepayment penalty. Under the terms of the credit facilities, the Company must maintain a minimum collateralization ratio of at least 110% for each of the individual facilities (120% for the combined facilities). If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio. In total, the collateral securing both facilities at March 31, 2020 and December 31, 2019 satisfied the 120% minimum. In addition, the collateral securing both facilities at March 31, 2020 and December 31, 2019 separately satisfied the 110% minimum. As of March 31, 2020 and December 31, 2019, the Company has only pledged qualifying mortgage loans as collateral on the credit facilities. In addition, the credit facilities include a number of borrower covenants. The Company is in compliance with these covenants as of March 31, 2020 and December 31, 2019, respectively.

The following table summarizes the principal terms the Company’s term debt as of March 31, 2020 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$579	11/1/2026	$84,305	$—

Future principal contractual payments of the Company’s term debt during the twelve-month periods ending March 31, are as follows (dollars in thousands):

2021	$5,225
2022	5,374
2023	5,512
2024	5,649
2025	5,797
Thereafter	42,598
$70,155

Note 11: Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		March 31, 2020		December 31, 2019
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class A Offering	Unsecured	$303	3.52%	$487	4.28%
Class 1 Offering	Unsecured	20,311	3.97%	22,098	3.98%
Class 1A Offering	Unsecured	36,375	3.53%	32,732	3.84%
Public Offering Total		$56,989	3.69%	$55,317	3.90%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$9,767	5.21%	$11,317	4.93%
Secured Notes	Secured	6,385	3.97%	6,467	3.86%
Private Offering Total		$16,152	4.72%	$17,784	4.54%

Total Investor Notes Payable		$73,141	3.91%	$73,101	4.06%
Investor Notes Payable Totals by Security	Offering Type
Unsecured Total	Unsecured	$66,756	3.91%	$66,634	4.07%
Secured Total	Secured	$6,385	3.97%	$6,467	3.86%

Future maturities for the Company’s investor notes during the twelve-month periods ending March 31, are as follows (dollars in thousands):

2021	$22,294
2022	18,296
2023	7,717
2024	12,560
2025	12,274
$73,141

Debt issuance costs related to the Company’s investor notes payable were $52 thousand and $55 thousand at March 31, 2020 and December 31, 2019, respectively.

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

SEC Registered Public Offerings

Class A Offering.

In April 2008, the Company registered its Class A Notes with the SEC. The Company discontinued the sale of its Class A Note Offering when the offering expired on December 31, 2015. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note that allows borrowers to increase their interest rate once a year with certain limitations. The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of March 31, 2020 and December 31, 2019. The Company issued the Class A Notes under a Trust Indenture entered into between the Company and U.S. Bank National Association (“US Bank”).

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of March 31, 2020 and December 31, 2019. The Company issued The Class 1 Notes under a Trust Indenture between the Company and U.S. Bank.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at March 31, 2020 and December 31, 2019.

Secured Investment Certificates (“Secured Notes”).

In January 2015, the Company began offering Secured Notes under a private placement memorandum pursuant to the requirements of Rule 506 of Regulation D. Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.

The Company secures these notes by pledging either cash or loans receivable as collateral. The collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. Said another way, every dollar of cash collateralizes one dollar of secured notes and every $1.05 of loans receivable collateralizes one dollar of secured notes. At March 31, 2020 and December 31, 2019, the loans receivable collateral securing the Secured Notes had an outstanding balance of $13.1 million and $10.9 million, respectively. The March 31, 2020 and December 31, 2019 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of March 31, 2020 and December 31, 2019, the Company did not have cash pledged for the benefit of the Secured Notes. On December 31, 2017, the Company terminated its 2015 Secured Note offering.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	March 31, 2020	December 31, 2019
Undisbursed loans	$3,080	$1,999

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. As of March 31, 2020, the Company is a defendant in a wrongful termination of employment lawsuit. The Company is contesting the claim and at March 31, 2020, the Company’s liabilities include an accrual of $16 thousand for litigation-related expenses incurred in connection with this claim. Although the Company believes that it will prevail on the merits, the litigation could be a lengthy process, and management cannot predict the ultimate outcome.

Operating Leases

The Company has lease agreements for its offices in Brea and Fresno, California. The Company renewed its Brea office lease in January 2019 for an additional five-year term. The lease does not contain any additional options to renew. The Fresno office lease was scheduled to expire at March 31, 2020. In March, the Company signed an agreement to extend the lease for two additional years to March 31, 2022. The Company has determined that both leases are operating leases.

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

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Year ended
	March 31,		December 31,
	2020	2019	2019
Lease cost
Operating lease cost	$44	$43	$174
Other information
Cash paid for operating leases	42	41	164
Right-of-use assets obtained in exchange for operating lease liabilities	53	680	680
Weighted average remaining lease term (in years)	3.32	4.60	3.96
Weighted-average discount rate	4.61%	4.78%	4.77%

Future minimum lease payments and lease costs for the twelve months ending March 31, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2021	$170	$174
2022	175	174
2023	151	146
2024	116	110
Total	$612	$604

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

Note 14: Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As this is a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the three months ended March 31, 2020 and 2019 were $26 thousand and $15 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution for the three months ended March 31, 2020 and 2019.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):`

		Fair Value Measurements at March 31, 2020 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$28,293	$28,293	$—	$—	$28,293
Certificates of deposit	1,002		1,002		1,002
Loans, net	125,174	—	—	122,199	122,199
Investment in joint venture	890	—	—	890	890
Accrued interest receivable	624	—	—	624	624
FINANCIAL LIABILITIES:
Term-debt	$70,155	$—	$—	$53,889	$53,889
Investor notes payable	73,089	—	—	76,565	76,565
Other financial liabilities	272	—	—	272	272

		Fair Value Measurements at December 31, 2019 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$25,993	$25,993	$—	$—	$25,993
Loans, net	128,843	—	—	126,438	126,438
Investment in joint venture	891	—	—	891	891
Accrued interest receivable	635	—	—	635	635
FINANCIAL LIABILITIES:
Term-debt	$71,427	$—	$—	$55,072	$55,072
Investor notes payable	73,046	—	—	74,592	74,592
Other financial liabilities	503	—	—	503	503

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2020 and December 31, 2019.

The Company used the following methods and assumptions to estimate the fair value of financial instruments:

Cash and restricted cash – The carrying amounts reported in the balance sheets approximate fair value for cash.

Certificates of deposit – Management estimates fair value by using a present value discounted cash flow with a discount rate approximating the current market rate for similar assets. Management classifies certificates of deposits as Level 2 of the fair value hierarchy.

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

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2020 and December 31, 2019.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2020:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$7,283	$7,283
Investment in joint venture	—	—	890	890
Foreclosed assets (net of allowance and discount)	—	—	301	301
Total	$—	$—	$8,474	$8,474

Assets at December 31, 2019:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$8,640	$8,640
Investments in joint venture	—	—	891	891
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$9,832	$9,832

Impaired Loans

The Company records loans that management considers impaired at fair value on a nonrecurring basis. Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, market value of similar debt and discounted cash flows. Those impaired loans not requiring a specific charge against the allowance represent loans for which the fair value of the expected repayments or collateral meet or exceed the recorded investment in the loan. Loans which management deems to be impaired are primarily valued on a nonrecurring basis at the fair value of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

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

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

March 31, 2020
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$7,283	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (22%)
Investment in joint venture	890	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2019
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,640	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investments in joint venture	891	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2019 and 2018, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2019 and 2018, MP Realty has federal and state net operating loss carryforwards of approximately $430 thousand and $407 thousand, respectively, which begin to expire in 2030. Management assessed its ability to realize the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at March 31, 2020 and December 31, 2019.

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

Financial information with respect to the reportable segments for the three months ended March 31, 2020 is as follows (dollars in thousands):

	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,339	$400	$—	$(219)	$2,520
Total non-interest expense and provision for tax	960	342	—	—	1,302
Net profit (loss)	(197)	58	—	95	(44)
Total assets	154,610	2,601	371	(24)	157,558

Financial information with respect to the reportable segments for the three months ended March 31, 2019 is as follows (dollars in thousands):

	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,507	$436	$—	$(307)	$2,636
Total non-interest expense and provision for tax	942	248	(2)	—	1,188
Net profit (loss)	279	188	2	(108)	361
Total assets	173,017	1,539	55	(193)	174,418

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2020 and 2019. It should be read in conjunction with our December 31, 2019 Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the following:

•

The COVID-19 pandemic is adversely affecting us and our borrowers, investors, employees and third-party service providers; the adverse impacts of the pandemic on our business, financial position, operations, and prospects have been material. It is not possible to accurately predict the extent, severity, or duration of the pandemic or when normal economic and operation conditions will return.

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

Recent Developments: COVID-19 Impact of the Company’s Business

Loan Composition

Our borrowers are primarily churches, Christian schools, educational institutions, and faith-based ministries. Given the stay at home orders that most state governments have issued, many of our borrowers have been unable to conduct services with members in attendance. As a result, churches and ministries have changed their worship services to include an online experience and are depending upon online giving and contributions made by mail to support their ministries. We are employing strong countermeasures in response to the hardship COVID-19 is causing some of our borrowers, which include working with borrowers that could be hurt economically by the pandemic and increasing the Company’s liquidity and cash assets on our balance sheet. These measures include the following:

1.

The Company continues to work with borrowers who qualify for relief by granting, when called for, temporary payment relief measures. The Company evaluates each borrower’s request for payment relief on an individual basis. As of the date of this report, payment relief has been in the form of either partial or full payment deferrals ranging from two to four months. We expect we may receive additional temporary payment relief requests from our borrowers if stay-at-home orders continue to hurt their operations. However, at this time, we cannot predict the effect this will have on the Company’s liquidity or its financial results for the year ended December 31, 2020. Management does not expect the payment deferral requests granted as of the date of this report to have a material impact on the Company’s cash position. As of the date of this report, we estimate that the total impact on the Company’s cash flow for payment deferrals requested will be approximately $225 thousand over a period of five months. For any payment deferral requests the Company approves, the maturity date of the mortgage note will not be extended, and any deferred payments will increase the principal amount due at maturity.

2.

The other measure we are employing is increasing the Company’s liquidity and cash position; including raising cash though mortgage loan sales. During the three months ended March 31, 2020, the Company generated cash from loan sales of $9.3 million. We plan to raise more cash though loan sales, if necessary, to keep sufficient levels of cash available to meet our debt obligations to investors and under our term-debt credit facilities. Cash, restricted cash, and certificates of deposit were $29.2 million as of March 31, 2020 and our liquidity ratio was 35%. These liquidity levels are significantly higher than the cash amounts the Company has historically carried and are $19.3 million higher than the total amount of cash and restricted cash held at December 31, 2018.

The federal government has also provided relief to lenders who grant borrowers payment deferments due to the pandemic. Under section 4013 of the CARES Act, financial institutions may choose not to categorize a loan modification as a TDR if it is:

1.	related to COVID-19;
2.	executed on a loan that was not more than thirty (30) days past due as of December 31, 2019; and
3.	executed between March 31, 2020, and the earlier of (A) sixty (60) days after the date of the National Emergency or (B) December 31, 2020.

For all other loan modifications, federal agencies that regulate financial institutions have confirmed with FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to receiving relief, would not be classified as a TDR. This treatment includes short-term modifications including payment deferrals, fee waivers, and extension of repayment terms.

Net Interest Income and Non-Interest Income

Because of the need to maintain higher levels of liquidity due to COVID-19 disruptions in the U.S. economy, the Company has increased its cash reserves to $29.3 million at March 31, 2020, as compared to $25.9 million at December 31, 2019. Our liquidity ratio was 35% at March 31, 2020 as compared to 32% at December 31, 2019. Due to the need to maintain higher levels of cash, the Company expects to see a compression of our net interest margin in the second quarter of 2020. We expect that if a reasonable recovery in business conditions occurs later in 2020, management will deploy our cash assets and reallocate some of our excess liquidity to improve our net interest income.

Financial Condition

This discussion focuses on the overall performance of our balance sheet. As we are a financial institution, the balance sheet is the primary driver of our earnings.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

			Comparison
	2020	2019	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$28,242	$25,993	$2,249	9%
Restricted cash	51	52	(1)	(2%)
Certificates of deposit	1,002	—	1,002	100%
Loans receivable, net of allowance for loan losses of $1,380 and $1,393 as of March 31, 2020 and December 31, 2019, respectively	125,174	128,843	(3,669)	(3%)
Accrued interest receivable	624	635	(11)	(2%)
Investment in joint venture	890	891	(1)	(0%)
Property and equipment, net	204	216	(12)	(6%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	131	100	31	31%
Other assets	939	990	(51)	(5%)
Total assets	$157,558	$158,021	$(463)	(0%)
Liabilities and members’ equity
Liabilities:
Term-debt	$70,155	$71,427	$(1,272)	(2%)
Investor notes payable, net of debt issuance costs of $52 and $55 as of March 31, 2020 and December 31, 2019, respectively	73,089	73,046	43	0%
Accrued interest payable	236	266	(30)	(11%)
Other liabilities	3,088	2,211	877	40%
Total liabilities	146,568	146,950	(382)	(0%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated deficit	(2,234)	(2,153)	(81)	4%
Total members' equity	10,990	11,071	(81)	(1%)
Total liabilities and members' equity	$157,558	$158,021	$(463)	(0%)

General

Total assets were relatively flat for the quarter with a decrease of $463 thousand at March 31, 2020 as compared to December 31, 2019. Cash, restricted cash, and certificates of deposit increased by $3,250 thousand during the three months ended March 31, 2020 while loans receivable decreased by 3,669 thousand during the same period. Our investor notes payable were flat for the quarter with a small increase of $43 thousand.

Loans Receivable

The decrease in loans receivable during the three months ended March 31, 2020 was due to whole loan and loan participation interests sold of  $9,329 thousand and loan principal collections of $7,938 thousand. These cash inflows were offset by loan originations funded for the quarter of $12,393 thousand.

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

We had five non-accrual loans as of March 31, 2020 and six as of December 31, 2019.  One of the non-accrual loans became a  performing loan and was  moved to an accrual status. As detailed in the table below, these activities decreased the balance of our non-performing loans at March 31, 2020 as compared to December 31, 2019.

At March 31, 2020 and December 31, 2019, we had three restructured loans that were on non-accrual status. One of these loans was over 90 days delinquent at March 31, 2020. During the three months ended March 31, 2020 one loan became a TDR. Conversely, the Company sold one TDR loan during the quarter. In addition to the non-performing TDRs shown below, we have five performing TDR loans on accrual status as of March 31, 2020.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	March 31, 2020	December 31, 2019
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days[2]	$3,971	$5,907
Troubled Debt Restructurings	2,214	1,451
Other Impaired Loans	1,208	1,485
Total Collateral-Dependent Loans	7,393	8,843
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	—	—
Total Non-Collateral-Dependent Loans	—	—
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	7,393	8,843
Foreclosed Assets[3]	301	301
Total Non-performing Assets	$7,694	$9,144

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.
[2] Includes $290 thousand of restructured loans that were over 90 days delinquent as of March 31, 2020.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

The following is a summary of the recorded balance of our non-performing loans (dollars in thousands):

	March 31,	December 31,	March 31,
	2020	2019	2019
Impaired loans with an allowance for loan loss	$290	$1,520	$4,097
Impaired loans without an allowance for loan loss	11,055	12,404	7,956
Total impaired loans	$11,345	$13,924	$12,053

Allowance for loan losses related to impaired loans	$110	$175	$892
Total non-accrual loans	$6,461	$7,635	$8,564
Total loans past due 90 days or more and still accruing	$—	$—	$—

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

	Allowance for Loan Losses
	as of and for the
	Three months ended		Year ended
	March 31,		December 31,
	2020	2019	2019
Balances:	($ in thousands)
Average total loans outstanding during period	$130,836	$147,597	$135,222
Total loans outstanding at end of the period	$127,430	$146,980	$131,049
Allowance for loan losses:
Balance at the beginning of period	$1,393	$2,480	$2,480
Provision (credit) charged to expense	52	(152)	(544)
Charge-offs
Wholly-Owned First	—	(499)	(923)
Wholly-Owned Junior	—	—	—
Participation First	(65)	—	—
Participation Junior	—	—	—
Total	(65)	(499)	(923)
Recoveries
Wholly-Owned First	—	142	380
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	—	142	380
Net loan charge-offs	(65)	(357)	(543)
Accretion of allowance related to restructured loans	—	—	—
Balance	$1,380	$1,971	$1,393

Ratios:
Net loan charge-offs to average total loans	0.05%	0.24%	0.40%
Provision for loan losses to average total loans	0.04%	(0.10)%	(0.40)%
Allowance for loan losses to total loans at the end of the period	1.08%	1.34%	1.06%
Allowance for loan losses to non-performing loans	18.67%	16.35%	15.75%
Net loan charge-offs to allowance for loan losses at the end of the period	4.71%	18.11%	38.98%
Net loan charge-offs to provision for loan losses	125.00%	(234.87)%	(99.82)%

The charge-off for the three months ended March 31, 2020 was due to the sale of one non-accrual TDR loan.

Investment in Joint Venture

The investment in the joint venture is described in “Note 5: Investments in Joint Venture” in Part I “Financial Information” of this Report. The purpose of the joint venture is to develop and sell property we acquired as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.

Foreclosed Assets

Foreclosed assets remained flat for the quarter as the Company did not add any foreclosed assets during the three months ended March 31, 2020.

Other Assets

The majority of our other assets include right-of-use assets related to the Company’s office lease and a lease residual asset related to the Company’s lease of one of our foreclosed asset properties. As of March 31, 2020 the right-of-use assets totaled $552 thousand and the residual asset was valued at $198 thousand.

Term-debt

Term-debt decreased by $1,272 thousand for the three month ended March 31, 2020. This decrease is the result of scheduled monthly paydowns.

Investor Notes Payable

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organization and the ministries they serve.  Concurrently, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors. These efforts helped keep the balance of our investor notes payable relatively flat with a small increase of $43 thousand for the three months ended March 31, 2020. The balance sheet presents our investor notes payable net of debt issuance costs, which have decreased from $55 thousand at December 31, 2019 to $52 thousand at March 31, 2020.

Other liabilities

Our other liabilities include, among other items, accounts payable to third parties and salaries, bonuses, and commissions payable to our employees, lease liabilities, and funds the Company holds on behalf of borrowers for future lending transactions. At March 31, 2020,  our other liabilities increased by $877 thousand as compared to the year ended December 31, 2019 mainly due to an increase of $1,156 thousand in funds the Company held on behalf of borrowers for future lending transactions.

Members’ Equity

For the three months ended March 31, 2020, total members’ equity decreased by approximately $81 thousand due to a  net loss of $44 thousand and dividend expense of $36 thousand. We did not repurchase or sell any membership equity units during the quarter ended March 31, 2020.

Liquidity and Capital Resources

March 31, 2020 vs. March 31, 2019

Maintenance of adequate liquidity requires that sufficient resources are always available to meet our cash flow needs. We need cash to fund new mortgage loans, repay term-debt, make interest payments to our note investors, and pay general operating expenses. Our primary sources of liquidity are:

•	cash and certificates of deposits;
•	net income from operations;
•	maturing loans;
•	payments of principal and interest on loans;
•	loan sales; and
•	sales of investor notes.

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

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 35% at March 31, 2020, which is above the minimum set by our policy. This was an increase from 32% at December 31, 2019 primarily due to cash inflow from loans receivable. Despite entering into 2020 with relatively high liquidity from a historical perspective, with the COVID-19 pandemic beginning to affect the U.S. economy in the first quarter of 2020, management has taken steps to increase the Company’s liquidity even further. During the quarter ended March 31, 2020, the Company increased cash through loan sales of $9,329 thousand and loan principal collection of $6,773 thousand which was offset by loan originations of $12,393 thousand. These activities increased cash by $3,709 thousand. Total cash, cash equivalents, investment in certificates of deposits and restricted cash as of March 31, 2020 was $29,295 thousand ($29.3 million).

We review our liquidity position on a regular basis based upon our current position and expected trends of loan closings and sales of investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs. Some of the material liquidity events that would adversely affect our business are:

•	we become unable to continue offering our investor notes in public and private offerings for any reason;
•	we incur sudden withdrawals by multiple investors in our investor notes due to economic disruptions including those cause by global pandemics such as COVID-19;
•	a substantial portion of our investor notes that mature during the next twelve months is not renewed; or
•	we are unable to obtain capital from sales of our mortgage loan assets or other sources.

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

The table below shows the renewal rates of our maturing notes over the last three years:

2019	75%
2018	62%
2017	64%

The renewal rate for the quarter ended March 31, 2020 as compared to March 31, 2019 is as follows:

Three-month period ended March 31, 2020	14%
Three-month period ended March 31, 2019	86%

The decrease in the quarter ended March 31, 2020 was due to two institutional notes not renewed at maturity due to the investors’ planned use of the funds. Approximately $5 million in notes matured during the quarter with $4 million not renewing at maturity. Two notes accounted for 75%, or $3 million, of the funds not renewed at maturity. To offset this cash outflow, the Company sold $4 million of new investor notes during the quarter. This resulted in a slight increase in investor notes payable at March 31, 2020 of $43 thousand.

Term-debt Credit Facilities

We have funded a significant portion of our balance sheet through term-debt. Because these loans have a fixed rate until maturity in 2026, they provide a stable cost of funds.

The table below is a summary of the Company’s $70,155 thousand term-debt as of March 31, 2020 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$579	11/1/2026	$84,305	$—

We cannot borrow additional funds on these facilities; therefore, we will need to replace any principal paid on the facilities through another source. If we cannot find an alternative source of funding, we will have to shrink our balance sheet, which may reduce our net interest income. As of the date of this Report, our only source of funds to pay down our term-debt credit facilities are our earnings, the debt securities we sell, and net cash flow from our loans receivable portfolio.

The following table shows the maturity schedule on our credit facilities for the next five years and thereafter as of March 31, 2020:

2021	$5,225
2022	5,374
2023	5,512
2024	5,649
2025	5,797
Thereafter	42,598
$70,155

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of March 31, 2020, we are in compliance with our covenants on our investor notes payable and term-debt credit facilities.

•	For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable”, to Part I “Financial Information” of this Report beginning at page F-1.
•	For additional information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part I “Financial Information” of this Report beginning at page F-1.

Results of Operations: Three months ended March 31, 2020

The analysis below describes the Company’s results of operations for the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019.

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$28,201	$85	1.21%	$14,278	$58	1.65%
Interest-earning loans [1]	123,538	2,179	7.07%	138,382	2,401	7.06%
Total interest-earning assets	151,739	2,264	5.98%	152,660	2,459	6.55%
Non-interest-earning assets	7,989	—	—%	7,700	—	—%
Total Assets	159,728	2,264	5.69%	160,360	2,459	6.24%

Liabilities:
Investor notes payable gross of debt issuance costs	75,618	742	3.94%	73,414	744	4.12%
Term-debt	70,946	445	2.53%	76,060	474	2.53%
Total interest-bearing liabilities	146,564	1,187	3.25%	149,474	1,218	3.31%
Debt issuance cost		23			21
Total interest-bearing liabilities net of debt issuance cost	$146,564	1,210	3.31%	$149,474	1,239	3.37%

Net interest income		$1,054			$1,220
Net interest margin			2.79%			3.25%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$46	$(19)	$27
Interest-earning loans	(228)	6	(222)
Total interest-earning assets	(182)	(13)	(195)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	26	(28)	(2)
Term-debt	(29)	—	(29)
Debt issuance cost	—	2	2
Total interest-bearing liabilities	(3)	(26)	(29)
Change in net interest income	$(179)	$13	$(166)

The decrease in net interest income shown in the tables above was mostly due to a decrease in the average balance of interest earning loans for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019. The average balance of interest earning loans decreased by $14,844 thousand while the yield on loans remained flat with a small increase of one basis point to 7.07%. As described above the Company has increased its cash position, increasing the liquidity of the balance sheet as the U.S deals with the COVID-19 pandemic. The average balance of interest earning accounts with other financial institutions increased by $13,923 thousand to $28,201 thousand for the quarter ended March 31, 2020 as compared to the quarter ended March 31, 2019. Due to the Federal Reserve’s response to the economic impact of the COVID-19 pandemic, the yield on interest-earning accounts from other financial institutions has decreased by 44 basis points. This transfer of interest-earning loans to interest earning accounts with other financial institutions is the primary reason for the decrease in the net interest income and net interest margin for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019. Net interest margin decreased 46 basis points to 2.79% for the three months ended March 31, 2020.

Total interest expense decreased by $29 thousand for the three months ended March 31, 2020 compared to March 31, 2019. The rate variance on investor notes payable shown above was due to the decrease in market rates previously described. An increase in interest expense on investor notes payable due to a volume variance mostly offset the decrease due to the rate variance. This was due to an increase in average investor notes payable of $2,204 thousand. Interest expense on term-debt decreased due to a $5,114 thousand decrease in the average balance from March 31, 2019 to March 31, 2020. This decrease was due to contractual monthly principal payments made on the term-debt.

Provision and non-interest income and expense

	Three months ended
	March 31,		Comparison
	(dollars in thousands)
	2020	2019	$ Difference	% Difference
Net interest income	$1,054	$1,220	$(166)	(14%)
Provision (credit) charged to expense	52	(152)	204	(134%)
Net interest income after provision (credit) for loan losses	1,002	1,372	(370)	(27%)
Total non-interest income	256	177	79	45%
Total non-interest expenses	1,297	1,185	112	9%
Income before provision for income taxes	(39)	364	(403)	(111%)
Provision for income taxes and state LLC fees	5	3	2	67%
Net income	$(44)	$361	$(405)	(112%)

Provision

Net interest income after provision for loan losses decreased by $370 thousand for the quarter ended March 31, 2020 over the quarter ended March 31, 2019. This decrease was primarily due to a credit in provision expense related to loan loss recoveries on loan payoffs that occurred in the quarter ended March 31, 2019.

Non-interest income

The increase in non-interest income shown above was the result of an increase in non-interest lending income of $32 thousand and an increase in broker-dealer commissions and fees of $47 thousand for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. We recorded a gain on loan sale of $35 thousand during the three months March 31, 2020 and did not record any gains on loan sales in the first quarter of 2019. The increase in revenue from broker-dealer commissions and fees was mostly due to an increase in advisory fee income of $47 thousand during the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019.

Non-interest expenses

The increase in non-interest expenses of $112 thousand was due mostly to an increase in salary and benefit expense due to the hiring of two additional advisors in the second quarter of 2019.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2020. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three months ended March 31, 2020.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of March 31, 2020 and subject to the matter described below, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Item 1A. Risk Factors

In addition to the other information included in this Report, the following risk factor represents a material update to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission. Other risks not currently known to us or which we deem to be immaterial could also affect our financial condition or results of operations. To the extent the information presented in this Report constitutes forward-looking statements, the risk factor described below represents a cautionary statement identifying several factors that could cause actual results to differ materially from any forward-looking statements included in this Report.

The impact of the COVID-19 Pandemic could adversely affect our financial condition and results of operations.

A widespread health emergency such as the COVID-19 pandemic could cause economic disruptions that could adversely affect the ability of our borrowers to make loan payments.

On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the U.S. a national emergency. Due to the pandemic’s spread, state and local governments have ordered non-essential businesses to close, banned public gatherings, and required residents to shelter at home. The government’s order has ordered churches, faith-based ministries, private schools, daycare centers, and Christian colleges to discontinue public gatherings, worship services, classes, and conference events. Churches that typically receive weekly offerings of tithes and cash contributions now rely on online giving options and contributions sent by mail. Church revenues are also dependent on general economic conditions, including unemployment rates and economic disruption to businesses, schools, and financial markets. The U.S. Department of Labor estimates that workers have filed more than 26 million unemployment insurance claims since the U.S. government declared a national emergency. Federal banking institutions have encouraged lenders to work with borrowers to provide loan payment relief. In addition, Congress recently enacted legislation that provided relief from reporting loan classifications due to modifications granted to borrowers as a TDR because of the COVID-19 pandemic. Finally, the spread of the coronavirus has caused us to modify and adjust our office operations, eliminate non-essential travel, and require our employees to work remotely when possible or when health conditions so warrant. While we expect the impact of COVID-19 could have an adverse impact on our business, financial condition, and results of operations for 2020, we are unable to predict the extent or nature of these impacts at this time.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three-month periods ended March 31, 2020 and 2019; (ii) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (iv) Notes to Consolidated Financial Statements.

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

Dated: May 11, 2020

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer