Form 10-Q
period 2020-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2020-08-10
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At June 30, 2020, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(Dollars in thousands Except Unit Data)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$25,515	$25,993
Restricted cash	51	52
Certificates of deposit	1,754	—
Loans receivable, net of allowance for loan losses of $1,391 and $1,393 as of June 30, 2020 and December 31, 2019, respectively	123,909	128,843
Accrued interest receivable	938	635
Investment in joint venture	890	891
Property and equipment, net	245	216
Foreclosed assets, net	301	301
Servicing assets	131	100
Other assets	1,057	990
Total assets	$154,791	$158,021
Liabilities and members’ equity
Liabilities:
Term-debt	$68,960	$71,427
Investor notes payable, net of debt issuance costs of $35 and $55 as of June 30, 2020 and December 31, 2019, respectively	72,786	73,046
Accrued interest payable	224	266
Other liabilities	1,767	2,211
Total liabilities	143,737	146,950
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2020 and December 31, 2019 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2020 and December 31, 2019; See Note 13	1,509	1,509
Accumulated deficit	(2,170)	(2,153)
Total members' equity	11,054	11,071
Total liabilities and members' equity	$154,791	$158,021

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (Unaudited)

For the three and six month periods ended June 30, 2020 and 2019

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Interest on loans	$2,055	$2,742	$4,234	$5,279
Interest on interest-bearing accounts	31	104	117	162
Total interest income	2,086	2,846	4,351	5,441
Interest expense:
Term-debt	437	471	883	944
Investor notes payable	685	847	1,449	1,613
Total interest expense	1,122	1,318	2,332	2,557
Net interest income	964	1,528	2,019	2,884
Provision (credit) for loan losses	11	(322)	63	(337)
Net interest income after provision (credit) for loan losses	953	1,850	1,956	3,221
Non-interest income:
Broker-dealer commissions and fees	112	684	287	812
Other income	64	19	145	68
Total non-interest income	176	703	432	880
Non-interest expenses:
Salaries and benefits	595	715	1,379	1,385
Marketing and promotion	10	141	18	201
Office occupancy	44	44	89	88
Office operations and other expenses	318	413	651	721
Foreclosed assets, net	—	—	9	—
Legal and accounting	68	78	188	179
Total non-interest expenses	1,035	1,391	2,334	2,574
Income before provision for income taxes	94	1,162	54	1,527
Provision for income taxes and state LLC fees	6	5	11	9
Net income	$88	$1,157	$43	$1,518

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

(Dollars in thousands)

	Six months ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43	$1,518
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26	18
Amortization of deferred loan fees	(145)	(108)
Amortization of debt issuance costs	44	41
Provision (credit) for loan losses	63	(337)
Accretion of loan discount	(16)	(76)
Gain on sale of loans	(39)	—
Loss (gain) on sale of fixed assets	8	(1)
Changes in:
Accrued interest receivable	(303)	(30)
Other assets	(40)	(696)
Accrued interest payable	(43)	17
Other liabilities	(229)	2,433
Net cash provided (used) by operating activities	(631)	2,779
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	—	(2,255)
Loan originations	(13,140)	(4,345)
Loan sales	10,742	—
Loan principal collections	7,412	9,589
Purchase of certificates of deposit	(1,754)	—
Purchase of property and equipment	(87)	(136)
Sale of property and equipment	24	4
Net cash provided by investing activities	3,197	2,857
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in term-debt	(2,467)	(2,521)
Net change in investor notes payable	(280)	6,592
Debt issuance costs	(24)	(37)
Dividends paid on preferred units	(274)	(193)
Net cash provided (used) by financing activities	(3,045)	3,841
Net increase (decrease) in cash and restricted cash	(479)	9,477
Cash, cash equivalents, and restricted cash at beginning of period	26,045	9,928
Cash, cash equivalents, and restricted cash at end of period	$25,566	$19,405
Supplemental disclosures of cash flow information
Interest paid	$2,375	$2,540
Income taxes paid	13	20
Supplemental disclosures of non-cash transactions
Servicing assets recorded	58	—
Leased assets obtained in exchange of new operating lease liabilities	53	680
Lease liabilities recorded	53	680
Dividends declared to preferred unit holders	23	207

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. A more detailed description of the Company’s accounting policies is included in its 2019 annual report filed on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2020 and for the six months ended June 30, 2020 and 2019 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2020 and 2019 are not necessarily indicative of the results for the full year.

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company was formed in California in 1991. The Company’s primary operations are financing commercial real property secured loans and providing investment services for the benefit of evangelical churches, ministries, and individuals.

The Company’s wholly-owned subsidiaries are:

•	Ministry Partners Funding, LLC (“MPF”);
•	MP Realty Services, Inc., a California corporation (“MP Realty”);
•	Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”); and
•	Ministry Partners for Christ, Inc., a Delaware not-for-profit corporation (“MPC”).

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

The Company formed MPC on December 28, 2018 to be used exclusively for religious and charitable purposes within the meaning of Section 501(c)(3) of the U.S. Internal Revenue Code of 1986. MPC is a not-for-profit corporation formed and organized as a private foundation under Delaware law that will make charitable grants to Christian education, and provide accounting, consulting, and financial expertise to aid evangelical Christian ministries. On August 23, 2019, the Internal Revenue Service granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the Internal Revenue Code. The MPC Board of Directors approved its first charitable grant during the six months ended June 30, 2020.

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

Risks and Uncertainties

The outbreak of COVID-19 has adversely impacted the Company’s borrowers and could impair their ability to fulfill their financial obligations to the Company. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the U.S. a national emergency. At that time, due to the pandemic’s spread, state and local governments ordered non-essential businesses to close, banned public gatherings, and required residents to shelter at home. These initial orders required churches, faith-based ministries, private schools, daycare centers, and Christian colleges to discontinue public gatherings, worship services, classes, and conference events. Churches that had typically received weekly offerings of tithes and cash contributions became dependent on online giving options and contributions sent by mail. Since that time, state and local governments lifted the initial restrictions. However, spikes in the pandemic’s spread have caused some states to reinstate restrictions to some degree. Church revenues are also dependent on general economic conditions, including unemployment rates and economic disruption to businesses, schools, and financial markets. The U.S. Department of Labor estimates seasonally adjusted initial unemployment claims to be more than 48 million from March 21, 2020 through June 30, 2020, and that workers have filed more than 40 million unemployment insurance claims since the U.S. government declared a national emergency. Federal banking institutions have encouraged lenders to work with borrowers to provide loan payment relief. In addition, Congress enacted legislation that provided relief from reporting loan classifications that would have otherwise required adverse financial reporting obligations due to modifications granted to borrowers as a troubled debt restructuring (“TDR”) because of the COVID-19 pandemic. In addition, in response to COVID-19, the Federal Reserve reduced the Federal Funds rate to zero on March 16, 2020. The reduction in interest rates and other effects of the COVID-19 pandemic raise uncertainties that could negatively affect the Company’s net interest income and non-interest income. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

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

On June 5, 2020, the Paycheck Protection Flexibility Act (“Flexibility Act”) was enacted and signed into law. The Flexibility Act amended the CARES Act to extend the covered period that measures eligibility for the loan forgiveness and required use of funds from June 30, 2020 to December 31, 2020. The Flexibility Act also extends the period within which to measure whether the loan will qualify for forgiveness to a twenty four (24) week period beginning on the date the loan is disbursed. Finally, the Flexibility Act provides that a borrower must use at least 60% of the proceeds of the PPP loan for payroll costs to be eligible for loan forgiveness. In addition to the general impact of COVID-19, certain provisions of the CARES Act, as well as other recent legislative and regulatory relief efforts, could have material direct and indirect effect on the Company’s operations.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents include time deposits and highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of June 30, 2020 and December 31, 2019.

The National Credit Union Insurance Fund insures a portion of the Company’s cash held at credit unions, and the Federal Deposit Insurance Corporation insures a portion of cash held by the Company at other financial institutions. The Company keeps cash that may exceed insured limits. Management does not expect to incur losses in these cash accounts.

The Company maintains cash accounts with RBC Dain as part of its clearing agreement, and with the Central Registration Depository for regulatory purposes. The cash in these accounts is considered restricted cash and is classified as such on our balance sheet.

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had $1,754 thousand in certificates of various terms greater than three months as of June 30, 2020. The Company had no certificates of deposit with original maturities of greater than three months at December 31, 2019.

Details of certificates owned by the Company are as follows (dollars in thousands):

Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	1/13/2020	$1,000	2.25%	10/13/2021
CD 2	4/1/2020	$754	1.95%	1/1/2021

Reclassifications

The Company has made certain reclassifications to the 2019 financial statements to conform to the 2020 presentation. These reclassifications do not affect members’ equity or consolidated balance sheets for the six months ended June 30, 2020.

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

Investment in Joint Venture

In 2016, the Company entered into a joint venture agreement to develop and sell property we acquired as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers.  The joint venture owns a property located in Santa Clarita, California.

On a periodic basis, management analyzes the Company’s investment in the joint venture for impairment. In this analysis, management compares the carrying value of the investment to the estimated value of the underlying real property. The Company records any impairment charges as a valuation allowance against the value of the asset. The Company’s share of income and expenses of the joint venture will increase or decrease the Company’s investment in the joint venture. Management records these valuation changes as realized gains or losses on investment on the Company’s consolidated statements of operations.

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

Loan discounts are related to restructured loans and represent interest accrued and unpaid which the Company added to the restructured loan’s principal balance. The Company does not accrete discounts to income on impaired loans. However, when management determines that a previously impaired loan is no longer impaired, the Company begins accreting loan discounts to interest income over the term of the restructured loan. For loans purchased from third parties, loan discounts also are the differences between the purchase price and the recorded principal balance of the loan. The Company accretes these discounts to interest income over the term of the loan using the interest method.

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

In accordance with industry standards, the Company classifies a loan as impaired if it has been modified as part of a troubled debt restructuring. However, troubled debt restructures, upon meeting certain performance conditions, are eligible to receive non-classified loan ratings (pass or watch) and to be moved out of non-accrual status. These loans continue to be included in total impaired loans but not necessarily in non-accrual or collateral-dependent loans.

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

For all other loan modifications, federal agencies that regulate financial institutions have confirmed with FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to relief being extended, would not be classified as a troubled debt restructuring. This treatment includes short-term modifications including payment deferrals, fee waivers, and extension of repayment terms. Management of the Company has elected to pursue taking these measures with some of its qualifying borrowers during the three months ended June 30, 2020.

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

Wealth advisory fees

Generally, management recognizes wealth advisory fees over time as the Company renders services to its clients. The Company receives these fees either based on a percentage of the market value of the assets under management, or as a fixed fee based on the services the Company provides to the client. The Company’s delivery of these services represents its related performance obligations. The Company typically collects the wealth advisory fees in advance at the beginning of each quarter from the client’s account. Management recognizes these fees ratably over the related billing period as the Company fulfills its performance obligation. In addition, management recognizes any commissions or referral fees paid related to this revenue ratably over the related billing period as the Company fulfills its performance obligation.

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

Debt Issuance Costs

Debt issuance costs consist of costs related to the acquisition of debt. The Company’s debt consists of borrowings from financial institutions and obligations to investors incurred through the sale of investor notes. Management amortizes these costs into interest expense over the contractual terms of the debt using the straight-line method, which approximates the interest method.

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

In March 2020, various regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with borrowers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-

19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

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

Note 2: Pledge of Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings, which will be classified as restricted cash. At June 30, 2020 and December 31, 2019, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (dollars in thousands):

	June 30,		December 31,
	2020	2019	2019
Cash and cash equivalents	$25,515	$19,353	$25,993
Restricted cash	51	52	52
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$25,566	$19,405	$26,045

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

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

ECCU related parties who serve on the Company’s Board of Managers:

ECCU Role	MPIC Role
Chairman of the Board	Member of Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2020	2019
Total funds held on deposit at ECCU	$6,209	$365
Loan participations purchased from and serviced by ECCU	260	1,495

Related party transactions of the Company (dollars in thousands):

	Three months ended
	June 30,
	2020	2019
Interest earned on funds held with ECCU	$5	$—
Interest income earned on loans purchased from ECCU	4	38
Fees paid to ECCU from MP Securities Networking Agreement	1	2
Income from Successor Servicing Agreement with ECCU	2	2
Rent expense on lease agreement with ECCU	37	37

	Six months ended
	June 30,
	2020	2019
Interest earned on funds held with ECCU	$6	$—
Interest income earned on loans purchased from ECCU	7	75
Loans sold to ECCU	1,164	—
Fees paid to ECCU from MP Securities Networking Agreement	2	4
Income from Master Services Agreement with ECCU	—	27
Income from Successor Servicing Agreement with ECCU	5	7
Rent expense on lease agreement with ECCU	73	87

Loan participation interests purchased:

In the past, the Company purchased loan participation interests from ECCU. Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the six months ended June 30, 2020 and 2019.

Loans sold:

From time to time, the Company will sell loans to ECCU. On January 23, 2020, the Company sold an impaired loan to ECCU in order to recoup its recorded investment in the loan. This loan had been purchased previously from ECCU and was being serviced by ECCU.  The Company did not sell any loans to ECCU during the six months ended June 30, 2019.

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

Successor Servicing Agreement with ECCU:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU. This agreement obligates the Company to serve as the successor loan-servicing agent for mortgage loans that ECCU has designated. The Company will service these loans in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans. The Agreement terminated in October 2019 and has converted to a month-to-month agreement.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

ACCU related parties who serve on the Company’s Board of Managers:

ACCU Role	MPIC Role
Former President, Chief Executive Officer - Retired January 2020	Member of Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2020	2019
Total funds held on deposit at ACCU	$10,842	$10,343
Loan participations purchased from and serviced by ACCU	1,135	1,603

Related party transactions of the Company (dollars in thousands):

	Three months ended
	June 30,
	2020	2019
Interest earned on funds held with ACCU	$18	$25
Loans sold to ACCU	441	—
Interest income earned on loans purchased from ACCU	14	21
Fees paid based on MP Securities Networking Agreement with ACCU	17	16

	Six months ended
	June 30,
	2020	2019
Dollar amount of loan participation interests purchased from ACCU	$—	$1,435
Interest earned on funds held with ACCU	57	54
Loans sold to ACCU	441	—
Interest income earned on loans purchased from ACCU	28	43
Income from Master Services Agreement with ACCU	—	15
Fees paid based on MP Securities Networking Agreement with ACCU	28	24

Loan participation interests:

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

Occasionally, the Company sells or purchases loan participation interests from ACCU. The Company negotiates pass-through interest rates on loan participation interests purchased or sold from and to ACCU on a loan-by-loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions. On April 29, 2020, the Company sold back to ACCU a $441 thousand loan participation interest that it had previously purchased from ACCU.

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

The Company has also entered into a Loan Participation Agreement with Navy Federal Credit Union (“NFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units. Under this agreement, the Company sold NFCU a $5.0 million loan participation interest in one of its construction loans on March 20, 2020. As of June 30, 2020, NFCU’s outstanding balance of the drawn portion of the loan was $1.1 million. As part of this agreement, the Company retained the right to service the loan, and it charges NFCU a fee for servicing the loan. Management believes the terms of the agreement are equivalent to those that prevail in arm's length transactions.

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

The Company’s subsidiary, MPF, serves as the collateral agent for the Company’s Secured Notes. The Company’s Prospectus for its Class 1A Notes and the private placement memorandum for the Company’s Secured Notes Offering describe the terms of these agreements. This document describes additional details regarding the Company’s Investor Notes Payable in Part I, Item I, “Note 11. Investor Notes Payable”.

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

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $211 thousand and $368 thousand at June 30, 2020 and December 31, 2019, respectively.

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

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2033. The loan portfolio had a weighted average rate of 6.53% and 6.44% as of June 30, 2020 and December 31, 2019, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	June 30,	December 31,
	2020	2019
Loans to evangelical churches and related organizations:
Real estate secured	$125,969	$130,889
Unsecured	154	160
Total loans	126,123	131,049
Deferred loan fees, net	(590)	(631)
Loan discount	(233)	(182)
Allowance for loan losses	(1,391)	(1,393)
Loans, net	$123,909	$128,843

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of June 30, 2020 and December 31, 2019. The following table shows the changes in the allowance for loan losses for the six months ended June 30, 2020 and the year ended December 31, 2019 (dollars in thousands):

	Six months ended	Year ended
	June 30, 2020	December 31, 2019
Balance, beginning of period	$1,393	$2,480
Provision for loan loss	63	(544)
Charge-offs	(65)	(923)
Recoveries	—	380
Balance, end of period	$1,391	$1,393

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	June 30, 2020	December 31, 2019
Loans:
Individually evaluated for impairment	$6,181	$8,843
Collectively evaluated for impairment	119,942	122,206
Balance	$126,123	$131,049

Allowance for loan losses:
Individually evaluated for impairment	$110	$175
Collectively evaluated for impairment	1,281	1,218
Balance	$1,391	$1,393

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2020
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$97,525	$3,557	$1,411	$—	$102,493
Watch	17,230	31	188	—	17,449
Special mention	—	—	—	—	—
Substandard	5,677	—	—	—	5,677
Doubtful	504	—	—	—	504
Loss	—	—	—	—	—
Total	$120,936	$3,588	$1,599	$—	$126,123

Credit Quality Indicators (by class)
As of December 31, 2019
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$96,674	$3,557	$1,882	$—	$102,113
Watch	19,870	32	191	—	20,093
Special mention	—	—	—	—	—
Substandard	7,103	—	1,230	—	8,333
Doubtful	510	—	—	—	510
Loss	—	—	—	—	—
Total	$124,157	$3,589	$3,303	$—	$131,049

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$—	$—	$3,971	$3,971	$116,965	$120,936	$—
Wholly-Owned Junior	—	—	—	—	3,588	3,588	—
Participation First	—	—	—	—	1,599	1,599	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$3,971	$3,971	$122,152	$126,123	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$—	$—	$5,907	$5,907	$118,250	$124,157	$—
Wholly-Owned Junior	—	—	—	—	3,589	3,589	—
Participation First	—	—	—	—	3,303	3,303	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$5,907	$5,907	$125,142	$131,049	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class as of and for the three and six months ended June 30, 2020 and 2019, and the year ended December 31, 2019, respectively. The unpaid principal balance is the contractual principal outstanding on the loan. The recorded balance is the unpaid principal balance less any interest payments that management has recorded against principal. The recorded investment is the recorded balance less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of June 30, 2020					For the three months ended June 30, 2020		For the six months ended June 30, 2020
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$9,895	$9,830	$9,841	$—	$9,772	$91	$11,073	$174
Wholly-Owned Junior	—	—	—	—	—	—	—	—
Participation First	—	—	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	110	290	—	290	—
Wholly-Owned Junior	—	—	—	—	—	—	—	—
Participation First	—	—	—	—	—	—	296	11
Participation Junior	—	—	—	—	—	—	—	—
Total:
Church loans	$10,185	$10,120	$10,131	$110	$10,062	$91	$11,659	$185

Impaired Loans (by class) As of December 31, 2019					For the year ended December 31, 2019
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$12,497	$12,404	$12,304	$—	$12,343	$1,202
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	110	973	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	1,294	1,230	1,230	65	1,263	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$14,081	$13,924	$13,824	$175	$14,579	$1,202

Impaired Loans (by class) As of June 30, 2019					For the three months ended June 30, 2019		For the six months ended June 30, 2019
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$6,563	$6,325	$6,342	$—	$6,215	$60	$6,018	$118
Wholly-Owned Junior	—	—	—	—	—	—	—	—
Participation First	—	—	—	—	—	—	1,158	—
Participation Junior	—	—	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	877	567	568	114	1,038	—	2,100	—
Wholly-Owned Junior	215	181	181	135	178	—	179	—
Participation First	1,302	1,274	1,274	103	1,283	—	1,283	—
Participation Junior	—	—	—	—	—	—	—	—
Total:
Church loans	$8,957	$8,347	$8,365	$352	$8,714	$60	$10,738	$118

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	June 30, 2020	December 31, 2019
Church loans:
Wholly-Owned First	$6,181	$6,405
Wholly-Owned Junior	—	—
Participation First	—	1,230
Participation Junior	—	—
Total	$6,181	$7,635

A summary of loans the Company restructured during the three and six month periods ended June 30, 2020 and 2019 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the six months ended June 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	1	$1,936	$1,955	$1,947
Wholly-Owned Junior
Participation First
Participation Junior
Total	1	$1,936	$1,955	$1,947

There were no loans restructured outside of CARES Act deferrals during the three months ended June 30, 2020.

Troubled Debt Restructurings (by class)
For the three months ended June 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	1	$1,477	$1,488	$1,487
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	1	$1,477	$1,488	$1,487

Troubled Debt Restructurings (by class)
For the six months ended June 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	2	$1,681	$1,692	$1,688
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	2	$1,681	$1,692	$1,688

For the loan restructured during six months ended June 30, 2020, the Company agreed to a forbearance agreement with the borrower whereby management added accrued interest and fees to the loan’s principal balance, and the borrower will be making interest-only payments for 12 months. For one of the loans restructured during six months ended June 30, 2019, the Company agreed to a forbearance agreement with the borrower whereby the interest rate was lowered and accrued interest and fees were added to the principal balance of the loan. For the other loan, the Company agreed to extend the maturity date of the loan and added fees to the balance of the loan. The Company has one restructured loan that is past maturity as of June 30, 2020.

The Company closely monitors delinquency in loans modified in a troubled debt restructuring as an early indicator for future default. Management regularly evaluates loans modified in a troubled debt restructuring for potential further impairment and will make adjustments to the risk ratings and specific reserves associated with troubled debt restructurings as deemed necessary.

As of June 30, 2020, the Company has no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

As discussed in Note 1 to the financial statements, the CARES Act provided the Company an option to elect to not account for certain loan modifications related to COVID-10 as troubled debt restructurings as long as the borrowers were not more than 30 days past due as of December 31, 2019. The above disclosed troubled debt restructurings were not related to COVID-19 modifications.

As of June 30, 2020, the Company has made loan modifications which qualify under the CARES Act and that the Company has elected not to account for as troubled debt restructurings. These modifications include granting temporary payment relief measures. For any payment deferral requests the Company approves, the maturity date of the mortgage note will not be extended, and any deferred payments will increase the principal amount due at maturity.  The Company granted 35 borrowers deferral requests of various terms under the CARES Act. 26 of the borrowers have begun making their regular payments as of June 30, 2020. Two borrowers asked for and the Company granted their request to extend the deferral from two to four payments. The remaining nine deferral agreements require regular payments to begin at various times over the next six months.  The principal balance of loans modified under the CARES Act is $50.3 million as of June 30, 2020.

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

The joint venture incurred losses of $1 thousand for the six months ended June 30, 2020. The joint venture did not incur any gains or losses during the six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, the value of the Company’s investment in the property was $890 thousand and $891 thousand, respectively. Management’s impairment analysis of the investment as of June 30, 2020 has determined that the investment is not impaired.

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Non-interest income
Wealth advisory fees	$62	$67	$181	$128
Investment brokerage fees	50	617	106	684
Lending fees (1)	39	3	71	50
Gains on loan sales	5	—	39	—
Lease income	18	—	31	—
Other non-interest income	2	16	4	18
Total non-interest income	$176	$703	$432	$880
(1) Not within scope of ASC 606

Note 7: Loan Sales

The following table shows the amount of loan participation sales and the resulting changes in servicing assets recorded during the six months ended June 30, 2020 and 2019, and the year ended December 31, 2019. Management amortizes servicing assets using the interest method as an adjustment to servicing fee income.

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Six months ended		Year ended
	June 30,		December 31,
	2020	2019	2019
Loan participation interests sold by the Company	$9,137	$—	$—

Servicing Assets
Balance, beginning of period	$100	$212	$212
Additions:
Servicing obligations from sale of loan participations	58	—	—
Subtractions:
Amortization	(27)	(95)	(112)
Balance, end of period	$131	$117	$100

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets was $301 thousand at June 30, 2020 and December 31, 2019. On its balance sheet, the Company presents foreclosed assets net of an allowance for losses. There was no allowance for losses on foreclosed assets at June 30, 2020 and December 31, 2019. The Company did not record any loss provisions on foreclosed assets during the six months ended June 30, 2020.

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

Foreclosed Asset Expenses (Income)	For the three months ended June 30, 2020		For the six months ended June 30, 2020
	2020	2019	2020	2019
Net loss (gain) on sale of real estate	$—	$—	$—	$—
Provision for losses	—	—	—	—
Operating expenses, net of rental income	1	—	9	—
Net expense (income)	$1	$—	$9	$—

Note 9: Premises and Equipment

The table below summarizes the premises and equipment owned by the Company (dollars in thousands):

	As of
	June 30,	December 31,
	2020	2019

Furniture and office equipment	$521	$503
Computer system	214	214
Leasehold improvements	43	43
Total premises and equipment	778	760
Less accumulated depreciation and amortization	(533)	(544)
Premises and equipment, net	$245	$216

	2020	2019

Depreciation and amortization expense for the six months ended June 30,	$26	$18

Note 10: Term-Debt Credit Facilities

The Company has two secured term-debt credit facilities. The facilities are non-revolving and do not have an option to renew or extend additional credit. Additionally, the facilities do not contain a prepayment penalty. Under the terms of the credit facilities, the Company must maintain a minimum collateralization ratio of at least 110% for each of the individual facilities (120% for the combined facilities). If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio. In total, the collateral securing both facilities at June 30, 2020 and December 31, 2019 satisfied the 120% minimum. In addition, the collateral securing both facilities at June 30, 2020 and December 31, 2019 separately satisfied the 110% minimum. As of June 30, 2020, the Company has only pledged qualifying mortgage loans as collateral on the credit facilities. In addition, the credit facilities include a number of borrower covenants. The Company is in compliance with these covenants as of June 30, 2020 and December 31, 2019, respectively.

On April 27, 2020, MP Securities applied for and received a Paycheck Protection Program loan (“PPP Loan”) granted under the CARES Act. According to the terms of the program, as administered by the Small Business Association, payments on the loan are deferred for six months, deferred interest is capitalized into the principal balance of the loan, and qualifying amounts of the principal balance of the loan and deferred interest are eligible to be forgiven if MP Securities retains employees and maintains salary levels for its existing employees.  Qualifying amounts include amounts equal to eligible payroll costs, certain rent payments, and utility payments as defined by the program.  No collateral is required to be pledged for the PPP Loan.

The following table summarizes the principal terms the Company’s term debt as of June 30, 2020:

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$68,849	$579	11/1/2026	$93,121	$—
PPP Loan	1.000%	Fixed	$111	$—	4/27/2022	$—	$—

Future principal contractual payments of the Company’s term debt during the twelve-month periods ending June 30, are as follows (dollars in thousands):

2021	$5,252
2022	5,520
2023	5,546
2024	5,685
2025	5,833
Thereafter	41,124
$68,960

Note that the above table includes future contractual principal payments of the PPP Loan, disregarding potential forgiveness.

Note 11: Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		June 30, 2020		December 31, 2019
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class A Offering	Unsecured	$305	2.22%	$487	3.97%
Class 1 Offering	Unsecured	15,482	3.78%	22,098	4.01%
Class 1A Offering	Unsecured	41,038	3.00%	32,732	3.70%
Public Offering Total		$56,825	3.21%	$55,317	3.82%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$9,546	5.15%	$11,317	5.24%
Secured Notes	Secured	6,450	3.99%	6,467	3.98%
Private Offering Total		$15,996	4.69%	$17,784	4.78%

Total Investor Notes Payable		$72,821	3.53%	$73,101	4.06%
Investor Notes Payable Totals by Security	Offering Type
Unsecured Total	Unsecured	$66,371	3.49%	$66,634	4.06%
Secured Total	Secured	$6,450	3.99%	$6,467	3.98%

Future maturities for the Company’s investor notes during the twelve-month periods ending June 30, are as follows (dollars in thousands):

2021	$21,474
2022	18,553
2023	6,631
2024	11,859
2025	14,304
$72,821

Debt issuance costs related to the Company’s investor notes payable were $35 thousand and $55 thousand at June 30, 2020 and December 31, 2019, respectively.

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

SEC Registered Public Offerings

Class A Offering.

In April 2008, the Company registered its Class A Notes with the SEC. The Company discontinued the sale of its Class A Note Offering when the offering expired on December 31, 2015. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note that allows borrowers to increase their interest rate once a year with certain limitations. The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of June 30, 2020 and December 31, 2019. The Company issued the Class A Notes under a Trust Indenture entered into between the Company and U.S. Bank National Association (“US Bank”).

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of June 30, 2020 and December 31, 2019. The Company issued The Class 1 Notes under a Trust Indenture between the Company and U.S. Bank.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at June 30, 2020 and December 31, 2019.

Secured Investment Certificates (“Secured Notes”).

In January 2015, the Company began offering Secured Notes under a private placement memorandum pursuant to the requirements of Rule 506 of Regulation D. Under this offering, the Company may sell up to $80.0 million in Secured Notes to qualified investors.

The Company secures these notes by pledging either cash or loans receivable as collateral. The collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. Said another way, every dollar of cash collateralizes one dollar of secured notes and every $1.05 of loans receivable collateralizes one dollar of secured notes. At June 30, 2020 and December 31, 2019, the loans receivable collateral securing the Secured Notes had an outstanding balance of $9,698 thousand and $13,019 thousand, respectively. The June 30, 2020 and December 31, 2019 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of June 30, 2020 and December 31, 2019, the Company did not have cash pledged for the benefit of the Secured Notes. On December 31, 2017, the Company terminated its 2015 Secured Note offering.

Effective as of April 30, 2018, the Company launched a new $80 million secured note offering. The Company issued the 2018 Secured Note offering pursuant to a Loan and Security Agreement. This agreement includes the same terms and conditions previously set forth in its 2015 Secured Note offering. The offering terminated on April 30, 2020.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	June 30, 2020	December 31, 2019
Undisbursed loans	$3,238	$1,999

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. As of June 30, 2020, the Company is a defendant in a wrongful termination of employment lawsuit. The Company is contesting the claim and at June 30, 2020, the Company’s liabilities include an accrual of $16 thousand for litigation-related expenses incurred in connection with this claim. Although the Company believes that it will prevail on the merits, the litigation could be a lengthy process, and management cannot predict the ultimate outcome.

Operating Leases

The Company has lease agreements for its offices in Brea and Fresno, California. The Company renewed its Brea office lease in January 2019 for an additional five-year term. The lease does not contain any additional options to renew. In March 2020, the Company signed an agreement to extend the Fresno office lease for two additional years to March 31, 2022. The Company has determined that both leases are operating leases.

Beginning on January 1, 2019, the Company has recorded right-of-use assets and lease liabilities in accordance with ASU 2016-02. The Company has elected not to reassess expired or existing leases for changes in classification. The Company has elected not to use hindsight to determine the term of existing leases and is using the term of the current lease agreements in its right-of-use asset calculations. As the interest rates implicit in the leases were not readily available, the Company used its incremental borrowing rates to determine the discount rates used in the asset calculations. Right-of-use assets included in Other Assets were $515 thousand and $536 thousand at June 30, 2020 and December 31, 2019, respectively. Lease liabilities included in Other Liabilities were $526 thousand and $545 thousand at June 30, 2020 and December 31, 2019, respectively.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2020	2019	2020	2019	2019
Lease cost
Operating lease cost	$43	$44	$87	$87	$174
Other information
Cash paid for operating leases	42	41	84	82	164
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	53	680	680
Weighted average remaining lease term (in years)	3.05	4.39	3.05	4.39	3.96
Weighted-average discount rate	4.60%	4.77%	4.60%	4.77%	4.77%

Future minimum lease payments and lease costs for the twelve months ending June 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2021	$171	$174
2022	169	167
2023	153	146
2024	77	73
Total	$570	$560

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

Note 14: Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor

401(k) plan. As this is a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the six months ended June 30, 2020 and 2019 were $44 thousand and $29 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution for the six months ended June 30, 2020 or 2019.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):`

		Fair Value Measurements at June 30, 2020 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$25,566	$25,566	$—	$—	$25,566
Certificates of deposit	1,754		1,779		1,779
Loans, net	123,909	—	—	123,118	123,118
Investment in joint venture	890	—	—	890	890
Accrued interest receivable	938	—	—	938	938
FINANCIAL LIABILITIES:
Term-debt	$68,960	$—	$—	$53,550	$53,550
Investor notes payable	72,786	—	—	74,367	74,367
Other financial liabilities	246	—	—	246	246

		Fair Value Measurements at December 31, 2019 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$25,993	$25,993	$—	$—	$25,993
Loans, net	128,843	—	—	126,438	126,438
Investment in joint venture	891	—	—	891	891
Accrued interest receivable	635	—	—	635	635
FINANCIAL LIABILITIES:
Term-debt	$71,427	$—	$—	$55,072	$55,072
Investor notes payable	73,046	—	—	74,592	74,592
Other financial liabilities	503	—	—	503	503

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique.

Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2020 and December 31, 2019.

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

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2020 and December 31, 2019.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2020:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,995	$5,995
Investment in joint venture	—	—	890	890
Foreclosed assets (net of allowance and discount)	—	—	301	301
Total	$—	$—	$7,186	$7,186

Assets at December 31, 2019:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$8,640	$8,640
Investments in joint venture	—	—	891	891
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$9,832	$9,832

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

The fair value of impaired loans at June 30, 2020 has decreased from December 31, 2019 as two loans previously classified as impaired were classified as non-impaired, performing loans.  In addition, one impaired loan that was outstanding at December 31, 2019 was sold during the first six months of 2020.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

June 30, 2020
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,995	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investment in joint venture	890	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2019
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,640	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investments in joint venture	891	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2019 and 2018, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2019 and 2018, MP Realty has federal and state net operating loss carryforwards of approximately $430 thousand and $407 thousand, respectively, which begin to expire in 2030. Management assessed its ability to realize the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at June 30, 2020 and December 31, 2019.

Tax years ended December 31, 2017 through December 31, 2019 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2016 through December 31, 2019 remain subject to examination by the California Franchise Tax Board.

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

Financial information with respect to the reportable segments for the three and six months ended June 30, 2020 is as follows (dollars in thousands):

Three months ended June 30, 2020
	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,149	$393	$—	$(280)	$2,262
Total non-interest expense and provision for tax	777	264	—	—	1,041
Net profit	(53)	129	—	12	88

Six months ended June 30, 2020
	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$4,489	$793	$—	$(499)	$4,783
Total non-interest expense and provision for tax	1,739	606	—	—	2,345
Net profit (loss)	(251)	187	—	107	43
Total assets	151,664	2,813	371	(57)	154,791

Financial information with respect to the reportable segments for the three months ended June 30, 2019 is as follows (dollars in thousands):

Three months ended June 30, 2019
	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,489	$891	$—	$(206)	$3,174
Total non-interest expense and provision for tax	1,083	313	—	—	1,396
Net profit (loss)	532	578	—	47	1,157

Six months ended June 30, 2019
	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$4,996	$1,327	$—	$(513)	$5,810
Total non-interest expense and provision for tax	2,024	561	(2)	—	2,583
Net profit (loss)	811	766	2	(61)	1,518
Total assets	161,138	2,117	55	(21)	163,289

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the results of operations for the three and six month periods ended June 30, 2020 and 2019. It should be read in conjunction with our December 31, 2019 Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the following:

•

The health emergency known as the COVID-19 pandemic has resulted in economic disruptions that could adversely affect the ability of our borrowers to make loan payments. As the pandemic spread, state, and local governments ordered non-essential businesses to close, public gatherings to be discontinued, and residents to shelter at home. Churches, faith-based ministries, private schools, daycare centers and Christian colleges were forced to discontinue public gatherings, worship services, classes and conference events. Churches that typically receive weekly offerings of tithes and cash contributions have been relying on online giving options and contributions sent by mail. Church revenues are also dependent on general economic conditions, including unemployment rates and economic disruption to businesses, schools, and financial markets. While state and local governments have gradually eased restrictions in the U.S. on holding worship services, churches have been carefully reviewing and preparing new worship service guidelines that will enable them to continue to serve the needs of the communities they serve. The long-term impact of the COVID-19 virus cannot be determined at this time and could have an adverse impact on the timing of loan repayments, liquidity, cash flow, loan defaults, collateral values, loan loss reserves, compliance with loan covenants, and our financial condition. The impact of the virus on economic activity could also vary significantly throughout the U.S. With the geographic concentration of our loans in California and Maryland, the regional effects of the virus could affect the Company’s financial condition, liquidity, and results of operations. Due to rapidly changing events surrounding the gradual re-opening of businesses, schools, daycare centers and religious gatherings, no assurances or predictions can be given with confidence as to the severity of, duration and long-term effect, if any, of the pandemic.

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

OVERVIEW

We generate our revenue primarily through our church lending portfolio and secondarily through fees generated from our investment and insurance products and services. While we generate the majority of our revenue through interest income, our strategy is to increase the diversification of our revenue sources. A diversified revenue stream may reduce the risk to the Company if economic factors, such as changes in interest rates or an economic downturn, decrease our interest income. We also focus on improving our operating efficiency. We seek to improve our capital position by reducing expenses while simultaneously maintaining or increasing revenue. Increased capital helps mitigate risk in economic down cycles. In addition, we are focusing on reducing risk to our lending revenue by improving the quality of our loan portfolio, assessing the financial strength of our borrowers, and working with our borrowers to restructure, refinance, and/or liquidate these investments when necessary.

Recent Developments: COVID-19 Impact on the Company’s Business

Loan Composition

Our borrowers are primarily churches, Christian schools, educational institutions, and faith-based ministries. Beginning in March 2020, many state governments issued stay at home orders that resulted in many of our borrowers being unable to conduct services with members in attendance. In response to these orders, the majority of our church and ministry borrowers changed their worship services to include an online experience. These churches began depending upon online giving and contributions made by mail to support their ministries. To support our borrowers during the initial shutdown we granted various payment relief options to the borrowers impacted. Interest will continue to accrue under the loans. We granted 35 borrowers deferral requests of various terms. 26 of the borrowers have begun making their regular payments as of June 30, 2020. Two borrowers asked for and the Company granted their request to extend the deferral from two to four payments. The remaining seven deferral agreements require regular payments to begin at various times over the next six months. As of the date of this Report, we have not received any additional deferral requests subsequent to June 30, 2020.

Many of the state governments eased the initial shutdown orders that began in March 2020 during the quarter. With the restrictions lifted, churches began holding worship services in their facilities. However, COVID-19 cases began increasing and some state governments have reinstated restrictions on church meetings. Churches impacted by these restrictions are adapting to either online services or outdoor services if permitted. As of the date of this Report, the impact these new restrictions may have on our borrowers’ revenue and thus their ability to make their loan payments remains unknown.

The Company will continue to monitor the impact of Covid-19 on the borrowers it serves, taking into account regional differences in the adverse effects and impact of the pandemic throughout the U.S. As a result, the Company may need to work with churches that have been substantially impacted by the economic effects of the pandemic and may need to grant additional deferrals through the remainder of 2020.

The payment deferrals we made during the quarter did not have a material impact on the Company’s cash position or its revenue. For payment deferral requests the Company granted, the maturity date of the mortgage note was not extended. Therefore, deferred payments increased the principal amount due at maturity.

Liquidity

In response to the uncertainty created from the COVID-19 pandemic, management began to generate liquidity from its loans receivable portfolio by selling participation interests in its loans receivable. During the six months ended June 30, 2020, the Company generated cash from loan sales of $10,742 thousand. We plan to raise more cash though loan sales, if necessary, to keep sufficient levels of cash available to meet our debt obligations to investors and under our term-debt credit facilities. Cash, restricted cash, and certificates of deposit were $27,320 thousand ($27.3 million) as of June 30, 2020 and our liquidity ratio was 32%. These liquidity levels are significantly higher than the cash amounts the Company has historically carried.

The federal government has also provided relief to lenders who grant borrowers payment deferments due to the pandemic. Under section 4013 of the CARES Act, financial institutions may choose not to categorize a loan modification as a troubled debt restructuring (“TDR”) if it is:

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

Due to management’s desire to provide liquidity and safety for our investors amid the general uncertainty during the initial stage of the pandemic, we applied for and received a PPP loan for $111 thousand. The maturity date of the loan is April 27, 2022. This loan or a portion of this loan may be forgiven if the Company qualifies for forgiveness of the loan under the CARES Act, as amended by the Paycheck Protection Program Flexibility Act and Small Business Administration (“SBA”) Loan Forgiveness Rule and Loan Review Rule. On June 22, 2020, the SBA issued an Interim Final Rule. The amount of the PPP loan forgiveness will depend, in part, on the total amount spent by the Company over the twenty four (24) week period commencing on the date the PPP loan funds were disbursed on payroll costs and rental payments. The Company is continuing to monitor the SBA revisions, when issued, to the Interim Final Rules on loan forgiveness to determine whether it qualifies for any loan forgiveness under the SBA’s final rule.

Net Interest Income and Non-Interest Income

Because of our decision to maintain higher levels of liquidity due to COVID-19 disruptions in the U.S. economy as described above, the Company is seeing compressed net interest margins. As we are currently prioritizing liquidity over profit margins, we expect to see this compression continue until management determines economic conditions warrant further investment from our cash assets. Once management determines it appropriate to do so, we will deploy our cash assets and reallocate some of our excess liquidity to improve our net interest income.

Financial Condition

This discussion focuses on the overall performance of our consolidated balance sheet. As we are a financial institution, the balance sheet is the primary driver of our earnings.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

			Comparison
	2020	2019	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$25,515	$25,993	$(478)	(2%)
Restricted cash	51	52	(1)	(2%)
Certificates of deposit	1,754	—	1,754	100%
Loans receivable, net of allowance for loan losses of $1,391 and $1,393 as of June 30, 2020 and December 31, 2019, respectively	123,909	128,843	(4,934)	(4%)
Accrued interest receivable	938	635	303	48%
Investment in joint venture	890	891	(1)	(0%)
Property and equipment, net	245	216	29	13%
Foreclosed assets, net	301	301	—	—%
Servicing assets	131	100	31	31%
Other assets	1,057	990	67	7%
Total assets	$154,791	$158,021	$(3,230)	(2%)
Liabilities and members’ equity
Liabilities:
Term-debt	$68,960	$71,427	$(2,467)	(3%)
Investor notes payable, net of debt issuance costs of $35 and $55 as of June 30, 2020 and December 31, 2019, respectively	72,786	73,046	(260)	(0%)
Accrued interest payable	224	266	(42)	(16%)
Other liabilities	1,767	2,211	(444)	(20%)
Total liabilities	143,737	146,950	(3,213)	(2%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated deficit	(2,170)	(2,153)	(17)	1%
Total members' equity	11,054	11,071	(17)	(0%)
Total liabilities and members' equity	$154,791	$158,021	$(3,230)	(2%)

General

Our balance sheet decreased moderately as we kept our investor notes stable but made our contractual payments on our Term-debt. On the asset side, we generated cash from loans receivable to maintain our cash balances. Specifically, total assets declined during the quarter with a decrease of $3,230 thousand ($3.2 million) at June 30, 2020 as compared to December 31, 2019. Cash, restricted cash, and certificates of deposit decreased slightly by $(478) thousand during the six months ended June 30, 2020 while loans receivable decreased by $4,934 thousand during the same period. Our investor notes payable decreased slightly during the six months ended June 30, 2020 by $260 thousand.

Loans Receivable

As stated throughout this document, the full economic impact of the COVID-19 pandemic is unknown as of the date of this Report and management believes a wide range of outcomes is possible. Therefore, given this uncertainty, we believe it is prudent to increase liquidity through our loan portfolio. During the six months ended June 30, 2020 the Company sold whole loan and loan participation interests of $10,742 thousand and received an additional $7,412 thousand in loan principal collections. While we executed our strategy of increasing our liquidity through loan sales we were also able to continue provide church financing with $13,140 thousand in loan originations funded for the six months ended June 30, 2020.

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

We had four non-accrual loans as of June 30, 2020 and six as of December 31, 2019.  For the six month period ended June 30, 2020, one of the non-accrual loans became a performing loan and was returned to accrual status. Another non-accrual loan was sold. As detailed in the table below, these activities decreased the balance of our non-performing loans at June 30, 2020 as compared to December 31, 2019.

At June 30, 2020 and December 31, 2019, we had three restructured loans that were on non-accrual status. One of these loans was over 90 days delinquent at June 30, 2020. During the six months ended June 30, 2020 one loan became a TDR. Conversely, the Company sold one TDR loan during the quarter. In addition to the non-performing TDRs shown below, we have five performing TDR loans on accrual status as of June 30, 2020.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	June 30, 2020	December 31, 2019
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days[2]	$3,971	$5,907
Troubled Debt Restructurings	2,210	1,451
Other Impaired Loans	—	1,485
Total Collateral-Dependent Loans	6,181	8,843
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	—	—
Total Non-Collateral-Dependent Loans	—	—
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	6,181	8,843
Foreclosed Assets[3]	301	301
Total Non-performing Assets	$6,482	$9,144

[1] These loans are presented at the balance of unpaid principal less interest payments recorded against principal.
[2] Includes $290 thousand of restructured loans that were over 90 days delinquent as of June 30, 2020.
[3] Foreclosed assets are presented net of any valuation allowances taken against the assets.

The following is a summary of the recorded balance of our non-performing loans (dollars in thousands):

	June 30,	December 31,	June 30,
	2020	2019	2019
Impaired loans with an allowance for loan loss	$290	$1,520	$2,022
Impaired loans without an allowance for loan loss	9,830	12,404	6,325
Total impaired loans	$10,120	$13,924	$8,347

Allowance for loan losses related to impaired loans	$110	$175	$352
Total non-accrual loans	$6,181	$7,635	$7,140
Total loans past due 90 days or more and still accruing	$—	$—	$—

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

Finally, for non-collateral-dependent trouble debt restructurings we use a net present value method for the allowance calculation. Reserves for these loans are determined by calculating the net present value of payment streams we expect to receive from a restructured loan compared to what we would have received from the loan according to its original terms. We then discount these expected cash flows at the original interest rate on the loan. Management records these reserves at the time of the restructuring. We recognize the change in the present value of cash flows attributable to the passage of time as interest income.

The process of providing an adequate allowance for loan losses involves discretion on the part of management. We strive to maintain the allowance at a level that compensates for losses that may arise from unknown conditions. As a result, losses may differ from current estimates made by management. The following chart details our allowance for loan losses:

	Allowance for Loan Losses
	as of and for the
	Six months ended		Year ended
	June 30,		December 31,
	2020	2019	2019
Balances:	($ in thousands)
Average total loans outstanding during period	$127,097	$145,835	$135,222
Total loans outstanding at end of the period	$126,123	$143,211	$131,049
Allowance for loan losses:
Balance at the beginning of period	$1,393	$2,480	$2,480
Provision (credit) charged to expense	63	(337)	(544)
Charge-offs
Wholly-Owned First	—	(923)	(923)
Wholly-Owned Junior	—	—	—
Participation First	(65)	—	—
Participation Junior	—	—	—
Total	(65)	(923)	(923)
Recoveries
Wholly-Owned First	—	380	380
Wholly-Owned Junior	—	—	—
Participation First	—	—	—
Participation Junior	—	—	—
Total	—	380	380
Net loan charge-offs	(65)	(543)	(543)
Accretion of allowance related to restructured loans	—	—	—
Balance	$1,391	$1,600	$1,393

Ratios:
Net loan charge-offs to average total loans	0.05%	0.37%	0.40%
Provision (credit) for loan losses to average total loans	0.05%	(0.23)%	(0.40)%
Allowance for loan losses to total loans at the end of the period	1.10%	1.12%	1.06%
Allowance for loan losses to non-performing loans	22.50%	19.17%	15.75%
Net loan charge-offs to allowance for loan losses at the end of the period	4.67%	33.94%	38.98%
Net loan charge-offs to provision (credit) for loan losses	103.17%	(161.13)%	(99.82)%

The charge-off for the six months ended June 30, 2020 was due to the sale of one non-accrual TDR loan.

Investment in Joint Venture

The investment in the joint venture is described in “Note 5: Investments in Joint Venture” in Part I “Financial Information” of this Report. The purpose of the joint venture is to develop and sell property we acquired as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers in 2014.

Foreclosed Assets

Foreclosed assets remained flat for the quarter as the Company did not add any foreclosed assets during the six months ended June 30, 2020.

Other Assets

The majority of our other assets include right-of-use assets related to the Company’s office lease and a lease residual asset related to the Company’s lease with an option to purchase agreement for one of our foreclosed asset properties. As of June 30, 2020, the right-of-use assets totaled $515 thousand and the residual asset was valued at $209 thousand.

Term-debt

Term-debt decreased by $2,467 thousand for the six month ended June 30, 2020. This decrease is the result of scheduled monthly paydowns.

Investor Notes Payable

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organization and the ministries they serve. Concurrently, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors. These efforts helped keep the balance of our investor notes payable relatively flat with a small decrease of $260 thousand for the six months ended June 30, 2020. The balance sheet presents our investor notes payable net of debt issuance costs, which have decreased from $55 thousand at December 31, 2019 to $35 thousand at June 30, 2020.

Other liabilities

Our other liabilities include, among other items, accounts payable to third parties and salaries, bonuses, and commissions payable to our employees, lease liabilities, and funds the Company holds on behalf of borrowers for future lending transactions. At June 30, 2020, our other liabilities decreased by $444 thousand as compared to the year ended December 31, 2019 mainly due to a decrease of $189 thousand in funds the Company held on behalf of borrowers for future lending transactions and a decrease of $214 thousand in accrued preferred stock dividends.

Members’ Equity

For the six months ended June 30, 2020, total members’ equity decreased by approximately $17 thousand due to a net income of $43 thousand and dividend expense of $60 thousand. We did not repurchase or sell any membership equity units during the six months ended June 30, 2020.

Liquidity and Capital Resources

June 30, 2020 vs. June 30, 2019

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

Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have adequate liquidity to conduct our business. Though we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be accurate. While our liquidity sources that include cash, reserves and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets and raise additional debt or equity capital is less certain and less immediate.

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

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 32% at June 30, 2020, which is above the minimum set by our policy. This maintained the liquidity ratio of 32% at December 31, 2019. Despite entering into 2020 with relatively high liquidity from a historical perspective, with the COVID-19 pandemic beginning to affect the U.S. economy in the first quarter of 2020, management has taken steps to increase the Company’s liquidity even further. During the six months ended June 30, 2020, the Company increased cash through loan sales of $10,742 thousand and loan principal collection of $7,412 thousand, which was offset by loan originations of

$13,140 thousand. Cash used to pay contractual term-debt payments was $2,467 thousand ($2.5 million) for the same period. These activities, along with other operating activities, resulted in a decrease in cash of $476 thousand. Total cash, cash equivalents, investment in certificates of deposits, and restricted cash as of June 30, 2020 was $27,320 thousand ($27.3 million).

We review our liquidity position on a regular basis based upon our current position and expected trends of loan closings and sales of investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs. Some of the material liquidity events that may adversely affect our business are:

•	we become unable to continue offering our investor notes in public and private offerings for any reason;
•	we incur sudden withdrawals by multiple investors in our investor notes due to economic disruptions including those caused by global pandemics such as COVID-19;
•	a substantial portion of our investor notes that mature during the next twelve months is not renewed; or
•	we are unable to obtain capital from sales of our mortgage loan assets or other sources.

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

The table below shows the renewal rates of our maturing notes over the last three years:

2019	75%
2018	62%
2017	64%

The renewal rate for the quarter ended June 30, 2020 as compared to June 30, 2019 is as follows:

Three-month period ended June 30, 2020	73%
Three-month period ended June 30, 2019	70%

Term-debt Credit Facilities

Other than the PPP loan, we have funded a significant portion of our balance sheet through term-debt. Because these non-PPP term loans have a fixed rate until maturity in 2026, they provide a stable cost of funds.

The table below is a summary of the Company’s $68,960 thousand term-debt as of June 30, 2020 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$68,849	$579	11/1/2026	$93,121	$—
PPP Loan	1.000%	Fixed	$111	$—	4/27/2022	$—	$—

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

The following table shows the maturity schedule on our credit facilities for the next five years and thereafter as of June 30, 2020:

2021	$5,252
2022	5,520
2023	5,546
2024	5,685
2025	5,833
Thereafter	41,124
$68,960

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of June 30, 2020, we are in compliance with our covenants on our investor notes payable and term-debt credit facilities.

•	For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable”, to Part I “Financial Information” of this Report beginning at page F-1.
•	For additional information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part I “Financial Information” of this Report beginning at page F-1.

Results of Operations: Three months ended June 30, 2020

The analysis below describes the Company’s results of operations for the three-month period ended June 30, 2020 compared to the three-month period ended June 30, 2019.

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$27,855	$31	0.45%	$21,898	$104	1.91%
Interest-earning loans [1]	120,053	2,055	6.87%	137,880	2,742	8.00%
Total interest-earning assets	147,908	2,086	5.66%	159,778	2,846	7.16%
Non-interest-earning assets	8,148	—	—%	7,339	—	—%
Total Assets	156,056	2,086	5.36%	167,117	2,846	6.85%

Liabilities:
Investor notes payable gross of debt issuance costs	72,915	665	3.66%	79,467	828	4.19%
Term-debt	69,725	437	2.53%	74,768	471	2.53%
Total interest-bearing liabilities	142,640	1,102	3.10%	154,235	1,299	3.39%
Debt issuance cost		20			19
Total interest-bearing liabilities net of debt issuance cost	$142,640	1,122	3.16%	$154,235	1,318	3.44%

Net interest income		$964			$1,528
Net interest margin			2.61%			3.85%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$22	$(95)	$(73)
Interest-earning loans	(328)	(359)	(687)
Total interest-earning assets	(306)	(454)	(760)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	(72)	(91)	(163)
Term-debt	(34)	—	(34)
Debt issuance cost	—	1	1
Total interest-bearing liabilities	(106)	(90)	(196)
Change in net interest income	$(200)	$(364)	$(564)

$375 thousand of the $687 thousand decrease in interest income on interest-earning loans shown above was due to a recovery of interest income in the second quarter of 2019. The recovery was due to the payoff of a loan that had been on non-accrual. The Company recovered interest income that we had previously written off against the loan’s recorded balance when the loan paid off. The remaining volume variance was due to a lower average balance on interest-earning loans of $17,827 thousand ($17.8 million). The decrease in interest-earning loans was due to a combination of loans paying off and the Company selling participation interests to increase cash in response to the COVID-19 pandemic. The decrease in interest income on interest-earning accounts with other financial institutions was due to a rate variance. The decrease in rate on these accounts was due to banks lowering their deposit rates in response to the Federal Reserve lowering the Fed Funds rate. If the recovery in interest income on interest-earnings from loans is excluded from the analysis, the net interest margin decreased 29 basis points to 2.61% for the three months ended June 30, 2020.

Total interest expense decreased by $196 thousand for the three months ended June 30, 2020 compared to June 30, 2019. The rate variance on investor notes payable shown above was due to the decrease in market rates related to the Federal Reserve’s response to the COVID-19 pandemic. The decrease in interest expense on investor notes payable due to the volume variance shown above was due to a decrease in average investor notes payable gross of debt issuance costs of $6,552 thousand. Interest expense on term-debt decreased due to a $5,043 thousand decrease in the average balance from June 30, 2019 to June 30, 2020. This decrease was due to contractual monthly principal payments made on the term-debt.

Provision and non-interest income and expense

	Three months ended
	June 30,		Comparison
	(dollars in thousands)
	2020	2019	$ Difference	% Difference
Net interest income	$964	$1,528	$(564)	(37%)
Provision (credit) charged to expense	11	(322)	333	(103%)
Net interest income after provision (credit) for loan losses	953	1,850	(897)	(48%)
Total non-interest income	176	703	(527)	(75%)
Total non-interest expenses	1,035	1,391	(356)	(26%)
Income before provision for income taxes	94	1,162	(1,068)	(92%)
Provision for income taxes and state LLC fees	6	5	1	20%
Net income	$88	$1,157	$(1,069)	(92%)

Provision

Net interest income after provision for loan losses decreased by $897 thousand for the quarter ended June 30, 2020 over the quarter ended June 30, 2019. This decrease was primarily due to the decrease in net interest income described above and a $333 thousand increase in provision for loan losses. The increase in provision for loan losses was due to a $380 thousand recovery in provision for loan losses in the second quarter of 2019 when a previously non-performing loan paid off.

Non-interest income

The decrease in non-interest income shown above was the result of a decrease in broker-dealer commissions and fees of $572 thousand. This decrease was due to a few large institutional commission generating income investments the Company sold in the second quarter of 2019 that did not occur in the second quarter of 2020.

Non-interest expenses

The decrease in non-interest expenses of $356 thousand was due to a reduction in variable expenses related to the decrease in non-interest income and reduced business activity related to COVID-19.

Results of Operations: Six months ended June 30, 2020

The analysis below describes the Company’s results of operations for the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019.

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$28,028	$117	0.84%	$18,109	$162	1.81%
Interest-earning loans [1]	121,795	4,234	6.97%	138,130	5,279	7.73%
Total interest-earning assets	149,823	4,351	5.82%	156,239	5,441	7.04%
Non-interest-earning assets	8,068	—	—%	7,518	—	—%
Total Assets	157,891	4,351	5.53%	163,757	5,441	6.72%

Liabilities:
Investor notes payable gross of debt issuance costs	74,267	1,406	3.80%	76,458	1,573	4.16%
Term-debt	70,335	883	2.52%	75,410	944	2.53%
Total interest-bearing liabilities	$144,602	2,289	3.17%	$151,868	2,517	3.35%
Debt issuance cost		43			40
Total interest-bearing liabilities net of debt issuance cost	$144,602	2,332	3.23%	$151,868	2,557	3.40%

Net interest income		$2,019			$2,884
Net interest margin			2.70%			3.73%

 [1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$66	$(111)	$(45)
Interest-earning loans	(552)	(493)	(1,045)
Total interest-earning assets	(486)	(604)	(1,090)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	(108)	(59)	(167)
Term-debt	(57)	(4)	(61)
Debt issuance cost	—	3	3
Total interest-bearing liabilities	(165)	(60)	(225)
Change in net interest income	$(321)	$(544)	$(865)

$511 thousand of the $1,045 thousand decrease in interest income on interest-earning loans shown above was due to a recovery of interest income in the six months ended June 30, 2019. The recovery was due to the payoff of two loans that had been classified as on non-accrual loans. The Company recovered interest income that we had previously written off against the loan’s recorded balance when the loan paid off. The remaining volume variance was due to a lower average balance on interest-earning loans of $16,335 thousand. The decrease in interest-earning loans was due to a combination of loans paying off and the Company selling participation interests to increase cash in response to the COVID-19 pandemic. The decrease in interest income on interest-earning accounts with other financial institutions was due to a rate variance. The decrease in rate on these accounts was due to banks lowering their deposit rates in response to the Federal Reserve lowering the Fed Funds rate. If the recovery in interest income on interest-earnings from loans is excluded from the analysis, the net interest margin decreased 37 basis points to 2.70% for the six months ended June 30, 2020.

Total interest expense decreased by $225 thousand for the six months ended June 30, 2020 compared to June 30, 2019. The rate variance on investor notes payable shown above was due to the decrease in market rates related to the Federal Reserve’s response to the COVID-19 pandemic. The decrease in interest expense on investor notes payable due to the volume variance shown above was due to a decrease in average investor notes payable gross of debt issuance costs of $2,191 thousand. Interest expense on term-debt decreased due to a $5,075 thousand decrease in the average balance from June 30, 2019 to June 30, 2020. This decrease was due to contractual monthly principal payments made on the term-debt.

Provision and non-interest income and expense

	Six months ended
	June 30,		Comparison
	(dollars in thousands)
	2020	2019	$ Difference	% Difference
Net interest income	$2,019	$2,884	$(865)	(30%)
Provision (credit) charged to expense	63	(337)	400	(119%)
Net interest income after provision for loan losses	1,956	3,221	(1,265)	(39%)
Total non-interest income	432	880	(448)	(51%)
Total non-interest expenses	2,334	2,574	(240)	(9%)
Income before provision for income taxes	54	1,527	(1,473)	(96%)
Provision for income taxes and state LLC fees	11	9	2	22%
Net income	$43	$1,518	$(1,475)	(97%)

Provision

Net interest income after provision for loan losses decreased by $1,265 thousand for the six months ended June 30, 2020 over the six months ended June 30, 2019. This decrease was primarily due to a credit in provision expense related to loan loss recoveries on loan payoffs that occurred in the six months ended June 30, 2019.

Non-interest income

The decrease in non-interest income shown above was the result of a decrease in broker-dealer commissions and fees of $525 thousand. This decrease was due to a few large institutional commission generating investment sales sold by the Company in the second quarter of 2019 that did not occur in the second quarter of 2020.

Non-interest expenses

The decrease in non-interest expenses of $240 thousand was to a reduction in variable expenses related to the decrease in non-interest income and reduced business activity related to COVID-19.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2020. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the six months ended June 30, 2020.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of June 30, 2020 and subject to the matter described below, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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

On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the U.S. a national emergency. At that time, due to the pandemic’s spread, state and local governments ordered non-essential businesses to close, banned public gatherings, and required residents to shelter at home. These initial orders required churches, faith-based ministries, private schools, daycare centers, and Christian colleges to discontinue public gatherings, worship services, classes, and conference events. Churches that had typically received weekly offerings of tithes and cash contributions were relying on online giving options and contributions sent by mail. Since that time, initial restrictions have been lifted. However, spikes in the pandemic’s spread have caused some states to reinstate restrictions to some degree. We are unable to predict the extent to which states reinstate the restrictions and what affect that may have on church revenues at this time.

Church revenues are also dependent on general economic conditions, including unemployment rates and economic disruption to businesses, schools, and financial markets. The U.S. Department of Labor estimates that workers have filed more than 50 million unemployment insurance claims since the U.S. government declared a national emergency. Federal banking institutions have encouraged lenders to work with borrowers to provide loan payment relief. In addition, Congress enacted legislation that provided relief from reporting loan classifications due to modifications granted to borrowers as a TDR because of the COVID-19 pandemic. While we expect the impact of COVID-19 could continue to have an adverse impact on our business, financial condition, and results of operations for 2020, we are unable to predict the extent or nature of these effects at this time.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the six-month periods ended June 30, 2020 and 2019; (ii) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (iv) Notes to Consolidated Financial Statements.

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

Dated: August 10, 2020

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer