Form 10-Q
period 2020-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2020-11-06
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

At September 30, 2020, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(Dollars in thousands Except Unit Data)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$17,926	$25,993
Restricted cash	50	52
Certificates of deposit	1,757	—
Loans receivable, net of allowance for loan losses of $1,523 and $1,393 as of September 30, 2020 and December 31, 2019, respectively	119,833	128,843
Accrued interest receivable	835	635
Investment in joint venture	889	891
Property and equipment, net	232	216
Foreclosed assets, net	301	301
Servicing assets	148	100
Other assets	997	990
Total assets	$142,968	$158,021
Liabilities and members’ equity
Liabilities:
Term-debt	$52,544	$71,427
Investor notes payable, net of debt issuance costs of $25 and $55 as of September 30, 2020 and December 31, 2019, respectively	75,292	73,046
Accrued interest payable	301	266
Other liabilities	1,999	2,211
Total liabilities	130,136	146,950
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2020 and December 31, 2019 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2020 and December 31, 2019; See Note 13	1,509	1,509
Accumulated deficit	(392)	(2,153)
Total members' equity	12,832	11,071
Total liabilities and members' equity	$142,968	$158,021

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (Unaudited)

For the three and nine month periods ended September 30, 2020 and 2019

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Interest on loans	$2,004	$2,340	$6,238	$7,618
Interest on interest-bearing accounts	26	88	142	250
Total interest income	2,030	2,428	6,380	7,868
Interest expense:
Term-debt	427	468	1,310	1,412
Investor notes payable	670	803	2,119	2,416
Total interest expense	1,097	1,271	3,429	3,828
Net interest income	933	1,157	2,951	4,040
Provision (credit) for loan losses	132	(83)	195	(421)
Net interest income after provision (credit) for loan losses	801	1,240	2,756	4,461
Non-interest income:
Broker-dealer commissions and fees	183	407	470	1,219
Other income	83	38	228	106
Gain on debt extinguishment	2,400	—	2,400	—
Total non-interest income	2,666	445	3,098	1,325
Non-interest expenses:
Salaries and benefits	811	693	2,191	2,078
Marketing and promotion	206	58	224	259
Office occupancy	46	44	134	132
Office operations and other expenses	343	392	994	1,113
Foreclosed assets, net	—	11	8	11
Legal and accounting	65	83	253	261
Total non-interest expenses	1,471	1,281	3,804	3,854
Income before provision for income taxes	1,996	404	2,050	1,932
Provision for income taxes and state LLC fees	4	5	15	14
Net income	$1,992	$399	$2,035	$1,918

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

(Dollars in thousands)

	Nine months ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,035	$1,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39	30
Amortization of deferred loan fees	(194)	(196)
Amortization of debt issuance costs	72	65
Provision (credit) for loan losses	195	(421)
Accretion of loan discount	(22)	(79)
Gain on sale of loans	(61)	—
Loss (gain) on sale of fixed assets	8	(1)
Gain on extinguishment of debt	(2,400)	—
Changes in:
Accrued interest receivable	(201)	(6)
Other assets	32	(566)
Accrued interest payable	34	9
Other liabilities	(188)	1,797
Net cash provided (used) by operating activities	(651)	2,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	—	(2,255)
Loan originations	(16,152)	(4,634)
Loan sales	16,533	—
Loan principal collections	8,626	15,222
Purchase of certificates of deposit	(1,757)	—
Purchase of property and equipment	(87)	(163)
Sale of property and equipment	24	4
Net cash provided by investing activities	7,187	8,174
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(16,483)	(3,785)
Net change in investor notes payable	2,216	5,967
Debt issuance costs	(42)	(49)
Dividends paid on preferred units	(296)	(264)
Net cash provided (used) by financing activities	(14,605)	1,869
Net increase (decrease) in cash and restricted cash	(8,069)	12,593
Cash, cash equivalents, and restricted cash at beginning of period	26,045	9,928
Cash, cash equivalents, and restricted cash at end of period	$17,976	$22,521
Supplemental disclosures of cash flow information
Interest paid	$3,395	$3,820
Income taxes paid	20	20
Supplemental disclosures of non-cash transactions
Servicing assets recorded	85	—
Leased assets obtained in exchange of new operating lease liabilities	53	680
Lease liabilities recorded	53	680
Dividends declared to preferred unit holders	214	237

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. A more detailed description of the Company’s accounting policies is included in its 2019 annual report filed on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2020 and for the nine months ended September 30, 2020 and 2019 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2020 and 2019 are not necessarily indicative of the results for the full year.

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company was formed in California in 1991. The Company’s primary operations are financing commercial real property secured loans and providing investment advisory and insurance services and products for the benefit of evangelical churches, ministries, and individuals.

The Company’s wholly-owned subsidiaries are:

•	Ministry Partners Funding, LLC (“MPF”);
•	MP Realty Services, Inc., a California corporation (“MP Realty”);
•	Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”); and
•	Ministry Partners for Christ, Inc., a Delaware not-for-profit corporation (“MPC”).

The Company formed MPF in 2007 and then deactivated the subsidiary on November 30, 2009. In December 2014, the Company reactivated MPF to enable it to serve as collateral agent for loans held as collateral for its Secured Investment Certificates. The Company

formed MP Realty in November 2009 and obtained a license to operate as a corporate real estate broker through the California Department of Real Estate on February 23, 2010. MP Realty has conducted limited operations to date. The Company formed MP Securities on April 26, 2010 to provide investment and insurance solutions for individuals, churches, charitable institutions, and faith-based organizations. MP Securities acts as the selling agent for the Company’s public and private placement investor notes.

The Company formed MPC on December 28, 2018 to be used exclusively for religious and charitable purposes within the meaning of Section 501(c)(3) of the U.S. Internal Revenue Code of 1986. MPC is a not-for-profit corporation formed and organized as a private foundation under Delaware law that will make charitable grants to Christian education, and provide accounting, consulting, and financial expertise to aid evangelical Christian ministries. On August 23, 2019, the Internal Revenue Service granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the Internal Revenue Code. The MPC Board of Directors approved its first charitable grant during the nine months ended September 30, 2020.

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

Risks and Uncertainties

Some of the Company’s borrowers have been adversely impacted by the outbreak of COVID-19 and it could impair their ability to fulfill their financial obligations to the Company. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the U.S. a national emergency. At that time, due to the pandemic’s spread, state and local governments ordered non-essential businesses to close, banned public gatherings, and required residents to shelter at home. These initial orders required churches, faith-based ministries, private schools, daycare centers, and Christian colleges to discontinue public gatherings, worship services, classes, and conference events. Churches that had typically received weekly offerings of tithes and cash contributions became dependent on online giving options and contributions sent by mail. Since that time, state and local governments lifted the initial restrictions. However, spikes in the pandemic’s spread have caused some states to reinstate restrictions to some degree. Church revenues are also dependent on general economic conditions, including unemployment rates and economic disruption to businesses, schools, and financial markets. Federal banking institutions have encouraged lenders to work with borrowers to provide loan payment relief. Furthermore,  Congress enacted legislation that provided relief from reporting loan classifications that would have otherwise required adverse financial reporting obligations due to modifications granted to borrowers as a troubled debt restructuring (“TDR”) because of the COVID-19 pandemic. In addition, in response to COVID-19, the Federal Reserve reduced the Federal Funds rate to zero on March 16, 2020. The reduction in interest rates and other effects of the COVID-19 pandemic raise uncertainties that could negatively affect the Company’s net interest income and non-interest income. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

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

The Company’s operations are dependent upon the willingness and ability of its employees, borrowers, noteholders, and investment clients to conduct financial transactions. If the global response to contain COVID-19 results in reinstatement of lock-down or curtailment of activities orders, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flows. While it is not possible to know the full extent of the impact that COVID-19 and resulting measures to curtail its spread will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents include time deposits and highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of September 30, 2020 and December 31, 2019.

The National Credit Union Insurance Fund insures a portion of the Company’s cash held at credit unions, and the Federal Deposit Insurance Corporation insures a portion of cash held by the Company at other financial institutions. The Company keeps cash that may exceed insured limits. Management does not expect to incur losses in these cash accounts.

The Company maintains cash accounts with RBC Dain as part of its clearing agreement, and with the Central Registration Depository for regulatory purposes. The cash in these accounts is restricted cash and management classifies it as such on our balance sheet.

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had $1,757 thousand in certificates of various terms greater than three months as of September 30, 2020. The Company had no certificates of deposit with original maturities of greater than three months at December 31, 2019.

Details of certificates owned by the Company are as follows (dollars in thousands):

Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	1/13/2020	$1,000	2.25%	10/13/2021
CD 2	4/1/2020	$757	1.95%	1/1/2021

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

Allowance for Loan Losses

The Company sets aside an allowance for loan losses by charging the provision for loan losses account on its consolidated statements of income. This charge decreases the Company’s earnings. Management charges off the part of loan balances it believes it will not collect against the allowance. The Company credits subsequent recoveries, if any, to the allowance.

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

In accordance with industry standards, the Company classifies a loan as impaired if management has modified it as part of a troubled debt restructuring. However, troubled debt restructures, upon meeting certain performance conditions, are eligible to receive non-classified loan ratings (pass or watch) and to be moved out of non-accrual status. These loans continue to be included in total impaired loans but not necessarily in non-accrual or collateral-dependent loans.

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

For all other loan modifications, federal agencies that regulate financial institutions have confirmed with FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to relief being extended, would not be classified as a troubled debt restructuring. This treatment includes short-term modifications including payment deferrals, fee waivers, and extension of repayment terms. Management of the Company has elected to pursue taking these measures with some of its qualifying borrowers during the three months ended September 30, 2020.

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

Non-interest Income

Non-interest income includes revenue from various types of transactions and services provided to customers. Contracts with customers can include multiple services, which are accounted for as separate “performance obligations” if they are determined to be distinct. Our performance obligations to our customers are generally satisfied when we transfer the promised good or service to our customer, at a point either in time or over time. The Company recognizes revenue from a performance obligation that is transferred at a point in time at the time that the customer obtains control over the promised good or service. Revenue from our performance obligations satisfied over time are recognized in a manner that depicts our performance in transferring control of the good or service, which is generally measured based on time elapsed, as our customers simultaneously receive and consume the benefit of our services as they are provided.

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

Gains on sales of loans receivable

From time to time, the Company sells participation interests in loans receivable that it services. Upon completion of the loan sale, the Company recognizes a gain based on certain factors including the maturity date of the loan, the percentage of the loan sold and retained, and the servicing rate charged to the participant on the sold portion.

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

In October 2019, the FASB adopted a two-bucket approach to stagger the effective date for the credit losses standard for the fiscal years beginning after December 31, 2022 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Company is eligible for the delay. Management is currently evaluating the impact of the delay on its implementation of the new standard.

Note 2: Pledge of Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings, which will be classified as restricted cash. At September 30, 2020 and December 31, 2019, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (dollars in thousands):

	September 30,		December 31,
	2020	2019	2019
Cash and cash equivalents	$17,926	$22,470	$25,993
Restricted cash	50	51	52
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$17,976	$22,521	$26,045

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

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2020	2019
Total funds held on deposit at ECCU	$3,482	$365
Loan participations purchased from and serviced by ECCU	259	1,495

Related party transactions of the Company (dollars in thousands):

	Three months ended
	September 30,
	2020	2019
Interest earned on funds held with ECCU	$8	$—
Interest income earned on loans purchased from ECCU	4	38
Fees paid to ECCU from MP Securities Networking Agreement	5	5
Income from Successor Servicing Agreement with ECCU	2	2
Rent expense on lease agreement with ECCU	37	37

Nine months ended

	September 30,
	2020	2019
Interest earned on funds held with ECCU	$13	$—
Interest income earned on loans purchased from ECCU	11	113
Loans sold to ECCU	1,164	—
Fees paid to ECCU from MP Securities Networking Agreement	7	9
Income from Master Services Agreement with ECCU	—	14
Income from Successor Servicing Agreement with ECCU	7	8
Rent expense on lease agreement with ECCU	110	73

Loan participation interests purchased:

In the past, the Company purchased loan participation interests from ECCU. Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the nine months ended September 30, 2020 and 2019.

Loans sold:

From time to time, the Company will sell loans to ECCU. On January 23, 2020, the Company sold an impaired loan to ECCU in order to recoup its recorded investment in the loan. The Company had previously purchased this loan from ECCU and ECCU was servicing the loan. The Company did not sell any loans to ECCU during the nine months ended September 30, 2019.

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

Successor Servicing Agreement with ECCU:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU. This agreement obligates the Company to serve as the successor loan-servicing agent for mortgage loans that ECCU has designated. The Company will service these loans in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans. In October 2019, the agreement was converted to a month-to-month agreement.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2020	2019
Total funds held on deposit at ACCU	$6,720	$10,343
Loan participations purchased from and serviced by ACCU	1,126	1,603

Related party transactions of the Company (dollars in thousands):

	Three months ended
	September 30,
	2020	2019
Interest earned on funds held with ACCU	$12	$43
Loans sold to ACCU	441	—
Interest income earned on loans purchased from ACCU	14	21
Fees paid based on MP Securities Networking Agreement with ACCU	23	7

	Nine months ended
	September 30,
	2020	2019
Dollar amount of loan participation interests purchased from ACCU	$—	$1,435
Interest earned on funds held with ACCU	69	115
Loans sold to ACCU	441	—
Interest income earned on loans purchased from ACCU	42	63
Fees paid based on MP Securities Networking Agreement with ACCU	50	31

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

The Company has also entered into a Loan Participation Agreement with Navy Federal Credit Union (“NFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units. Under this agreement, the Company sold NFCU a $5.0 million loan participation interest in one of its construction loans on March 20, 2020. As of September 30, 2020, NFCU’s outstanding balance of the drawn portion of the loan was $1.9 million. As part of this agreement, the Company retained the right to service the loan, and it charges NFCU a fee for servicing the loan. Management believes the terms of the agreement are equivalent to those that prevail in arm's length transactions.

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

The Company’s subsidiary, MPF, serves as the collateral agent for the Company’s Secured Notes. The Company’s Prospectus for its Class 1A Notes and the private placement memorandum for the Company’s Secured Notes Offering describe the terms of these agreements. See, “Note 11. Investor Notes Payable” to Part I, Item I “Financial Information” of this Report.

Line of Credit with KCT Credit Union

On September 30, 2020, the Company entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution (“KCT”). The KCT line of credit is a $7.0 million short-term demand facility with a maturity date ending September 30, 2021. The line of credit will automatically renew for a one-year term unless either party furnishes written notice at least thirty (30) days prior to the maturity date that it does not intend to renew the agreement. The KCT line of credit is secured by certain mortgage loans held as collateral and the Company is required to maintain a minimum collateralization ratio of 120% measured by the outstanding balance of mortgage notes pledged as compared to the total amount owed on the line of credit. As of September 30, 2020, the Company did not have an outstanding balance on the line. The KCT line of credit is evidenced by a promissory note, is payable one hundred twenty (120) days after each advance made or earlier in the event that collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such delinquency. The interest rate on the Note is set at prime plus 0.50%.  At September 30, 2020, the prime rate was 3.25%.  Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT. The Company approved the KCT line of credit in accordance with its Related Party Transaction Policy, concluded that the terms of the KCT line of credit were in the best interests of the Company, and entered into on terms no less favorable to the Company than could be obtained from an independent third party.

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

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $213 thousand and $368 thousand at September 30, 2020 and December 31, 2019, respectively.

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

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2033. The loan portfolio had a weighted average rate of 6.51% and 6.44% as of September 30, 2020 and December 31, 2019, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	September 30,	December 31,
	2020	2019
Loans to evangelical churches and related organizations:
Real estate secured	$121,976	$130,889
Unsecured	149	160
Total loans	122,125	131,049
Deferred loan fees, net	(537)	(631)
Loan discount	(232)	(182)
Allowance for loan losses	(1,523)	(1,393)
Loans, net	$119,833	$128,843

Allowance for Loan Losses

The following table shows the changes in the allowance for loan losses for the nine months ended September 30, 2020 and the year ended December 31, 2019 (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2020	December 31, 2019
Balance, beginning of period	$1,393	$2,480
Provision for loan loss	195	(544)
Charge-offs	(65)	(923)
Recoveries	—	380
Balance, end of period	$1,523	$1,393

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	September 30, 2020	December 31, 2019
Loans:
Individually evaluated for impairment	$6,181	$8,843
Collectively evaluated for impairment	115,944	122,206
Balance	$122,125	$131,049

Allowance for loan losses:
Individually evaluated for impairment	$290	$175
Collectively evaluated for impairment	1,233	1,218
Balance	$1,523	$1,393

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2020
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$93,636	$3,486	$1,400	$—	$98,522
Watch	17,204	31	187	—	17,422
Special mention	—	—	—	—	—
Substandard	5,677	—	—	—	5,677
Doubtful	504	—	—	—	504
Loss	—	—	—	—	—
Total	$117,021	$3,517	$1,587	$—	$122,125

Credit Quality Indicators (by class)
As of December 31, 2019
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$96,674	$3,557	$1,882	$—	$102,113
Watch	19,870	32	191	—	20,093
Special mention	—	—	—	—	—
Substandard	7,103	—	1,230	—	8,333
Doubtful	510	—	—	—	510
Loss	—	—	—	—	—
Total	$124,157	$3,589	$3,303	$—	$131,049

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$—	$—	$4,185	$4,185	$112,836	$117,021	$—
Wholly-Owned Junior	—	—	—	—	3,517	3,517	—
Participation First	—	—	—	—	1,587	1,587	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$4,185	$4,185	$117,940	$122,125	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$—	$—	$5,907	$5,907	$118,250	$124,157	$—
Wholly-Owned Junior	—	—	—	—	3,589	3,589	—
Participation First	—	—	—	—	3,303	3,303	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$5,907	$5,907	$125,142	$131,049	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class as of and for the three and nine months ended September 30, 2020 and 2019, and the year ended December 31, 2019, respectively. The unpaid principal balance is the contractual principal outstanding on the loan. The recorded balance is the unpaid principal balance less any interest payments that management has recorded against principal. The recorded investment is the recorded balance less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of September 30, 2020					For the three months ended September 30, 2020		For the nine months ended September 30, 2020
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$9,877	$9,813	$9,652	$—	$9,672	$92	$10,978	$266
Wholly-Owned Junior	—	—	—	—	—	—	—	—
Participation First	—	—	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	290	290	—	290	—
Wholly-Owned Junior	—	—	—	—	—	—	—	—
Participation First	—	—	—	—	—	—	296	11
Participation Junior	—	—	—	—	—	—	—	—
Total:
Church loans	$10,167	$10,103	$9,942	$290	$9,962	$92	$11,564	$277

Impaired Loans (by class) As of December 31, 2019					For the year ended December 31, 2019
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$12,497	$12,404	$12,304	$—	$12,343	$1,202
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	110	973	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	1,294	1,230	1,230	65	1,263	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$14,081	$13,924	$13,824	$175	$14,579	$1,202

Impaired Loans (by class) As of September 30, 2019					For the three months ended September 30, 2019		For the nine months ended September 30, 2019
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$6,563	$6,325	$6,342	$—	$6,215	$60	$6,018	$118
Wholly-Owned Junior	—	—	—	—	—	—	—	—
Participation First	—	—	—	—	—	—	1,158	—
Participation Junior	—	—	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	877	567	568	114	1,038	—	2,100	—
Wholly-Owned Junior	215	181	181	135	178	—	179	—
Participation First	1,302	1,274	1,274	103	1,283	—	1,283	—
Participation Junior	—	—	—	—	—	—	—	—
Total:
Church loans	$8,957	$8,347	$8,365	$352	$8,714	$60	$10,738	$118

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	September 30, 2020	December 31, 2019
Church loans:
Wholly-Owned First	$6,181	$6,405
Wholly-Owned Junior	—	—
Participation First	—	1,230
Participation Junior	—	—
Total	$6,181	$7,635

A summary of loans the Company restructured during the three and nine-month periods ended September 30, 2020 and 2019 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the nine months ended September 30, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	1	$1,936	$1,955	$1,947
Wholly-Owned Junior
Participation First
Participation Junior
Total	1	$1,936	$1,955	$1,947

There were no loan modifications made during the three months ended September 30, 2020 that qualified as troubled debt restructurings.

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

For the loan restructured during nine months ended September 30, 2020, the Company agreed to a forbearance agreement with the borrower whereby management added accrued interest and fees to the loan’s principal balance, and the borrower will be making interest-only payments for 12 months. For one of the loans restructured during nine months ended September 30, 2019, the Company agreed to a forbearance agreement with the borrower whereby management lowered the interest rate and added accrued interest and fees to the loan’s principal balance. For another loan, the Company agreed to extend the maturity date of the loan and added fees to the balance of the loan. For the two loans restructured during the three months ended September 30, 2019, the Company created two new loans, lowered the interest rate on both, and completely charged off one of the loans. The Company has one restructured loan that is past maturity as of September 30, 2020.

The Company closely monitors delinquency in loans modified in a troubled debt restructuring as an early indicator for future default. Management regularly evaluates loans modified in a troubled debt restructuring for potential further impairment and will make adjustments to the risk ratings and specific reserves associated with troubled debt restructurings as deemed necessary.

As of September 30, 2020, the Company has no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

As discussed in Note 1 to the financial statements, the CARES Act provided the Company an option to elect to not account for certain loan modifications related to COVID-10 as troubled debt restructurings as long as the borrowers were not more than 30 days past due as of December 31, 2019. The loan restructurings made during the nine-month period ended September 30, 2020 and 2019 were not related to COVID-19 modifications.

As of September 30, 2020, the Company has granted certain loan payment concessions, which qualify under the CARES Act, and the Company has elected not to account for these modifications as troubled debt restructurings. These modifications include granting temporary payment relief measures. For any payment deferral requests the Company approves, the maturity date of the mortgage note will not be extended, and any deferred payments will increase the principal amount due at maturity. The Company granted 40 loan payment deferral requests of various terms under the CARES Act. All but four of the borrowers have begun making their regular payments as of September 30, 2020.

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

The joint venture incurred losses of $6 thousand for the nine months ended September 30, 2020. The joint venture did not incur any gains or losses during the nine months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, the value of the Company’s investment in the property was $889 thousand and $891 thousand, respectively. Management’s impairment analysis of the investment as of September 30, 2020 has determined that the investment is not impaired.

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-interest income, in scope
Wealth advisory fees	$66	$89	$247	$217
Investment brokerage fees	117	318	223	1,002
Gains on loan sales	21	—	61	—
Lease income	17	—	47	—
Gain on debt extinguishment	2,400	—	2,400	—
Other non-interest income	2	2	7	20
Non-interest income, out of scope
Lending fees	43	36	113	86
Total non-interest income	$2,666	$445	$3,098	$1,325

Note 7: Loan Sales

The following table shows the amount of loan participation sales and the resulting changes in servicing assets recorded during nine months ended September 30, 2020 and 2019, and the year ended December 31, 2019. Management amortizes servicing assets using the interest method as an adjustment to servicing fee income.

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Nine months ended		Year ended
	September 30,		December 31,
	2020	2019	2019
Loan participation interests sold by the Company	$16,533	$—	$—

Servicing Assets
Balance, beginning of period	$100	$212	$212
Additions:
Servicing obligations from sale of loan participations	85	—	—
Subtractions:
Amortization	(37)	(103)	(112)
Balance, end of period	$148	$109	$100

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets was $301 thousand at September 30, 2020 and December 31, 2019. On its balance sheet, the Company presents foreclosed assets net of an allowance for losses. There was no allowance for losses on foreclosed assets at September 30, 2020. The Company did not record any loss provisions on foreclosed assets during the nine months ended September 30, 2020.

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

Foreclosed Asset Expenses (Income)	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net loss (gain) on sale of real estate	$—	$—	$—	$—
Provision for losses	—	—	—	—
Operating expenses, net of income	—	11	8	11
Net expense (income)	$—	$11	$8	$11

Note 9: Premises and Equipment

The table below summarizes the premises and equipment owned by the Company (dollars in thousands):

	As of
	September 30,	December 31,
	2020	2019

Furniture and office equipment	$521	$503
Computer system	214	214
Leasehold improvements	43	43
Total premises and equipment	778	760
Less accumulated depreciation and amortization	(546)	(544)
Premises and equipment, net	$232	$216

	2020	2019

Depreciation and amortization expense for the nine months ended September 30,	$39	$30

Note 10: Credit Facilities

The Company has one secured term-debt credit facility. The facility is non-revolving and does not have an option to renew or extend additional credit. Additionally, the facility does not contain a prepayment penalty. Under the terms of the credit facility, the Company must maintain a minimum collateralization ratio of at least 120%. If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio. The collateral securing the facility at September 30, 2020 and December 31, 2019 satisfied the 120% minimum. As of September 30, 2020, the Company has only pledged qualifying mortgage loans as collateral on the credit facility. In addition, the credit facility includes a number of borrower covenants. The Company is in compliance with these covenants as of September 30, 2020 and December 31, 2019, respectively.

Previously, the Company had an additional term-debt credit facility that carried the same terms as the facility it currently has. On September 25, 2020, the Company reached an agreement with OSK VII, LLC to pay off the entire outstanding contractual principal balance of $15.0 million. The Company realized $2.4 million in gains on the extinguishment of debt because of this agreement. The Company was in compliance with its covenants and its minimum collateralization ratio on the facility at December 31, 2019 and at the time of the payoff.

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

The following table summarizes the principal terms the Company’s term debt as of September 30, 2020:

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$52,433	$450	11/1/2026	$65,966	$—
PPP Loan	1.000%	Fixed	$111	$—	4/27/2022	$—	$—

Future principal contractual payments of the Company’s term debt during the twelve-month periods ending September 30, are as follows (dollars in thousands):

2021	$4,134
2022	4,346
2023	4,343
2024	4,451
2025	4,567
Thereafter	30,703
$52,544

Note that the above table includes future contractual principal payments of the PPP Loan, disregarding potential forgiveness.

On September 30, 2020, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution (“CUSO LOC”). The CUSO LOC is a $7.0 million short-term demand credit facility with a one-year maturity date of September 30, 2021. The facility carried a balance of zero at September 30, 2020. The interest rate on the facility is equal to the United States Prime Rate plus 0.50%. The interest rate was 3.75% on September 30, 2020. The CUSO LOC will automatically renew for another one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement. The Company has secured the CUSO LOC with certain of its mortgage loan investments. The Company may draw funds on the CUSO LOC at any time until the line is fully drawn. Repayment of each advance is due one hundred and twenty (120) days after the advance is made or earlier in the event that a collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such deficiency. To secure its obligations under the CUSO LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the CUSO LOC. The minimum ratio must equal at least 120%. The CUSO LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at September 30, 2020. As of September 30 2020, the Company did not have an outstanding balance on the CUSO LOC.

Note 11: Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		September 30, 2020		December 31, 2019
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class A Offering	Unsecured	$306	2.12%	$487	3.97%
Class 1 Offering	Unsecured	14,388	3.75%	22,098	4.01%
Class 1A Offering	Unsecured	42,780	3.07%	32,732	3.70%
Public Offering Total		$57,474	3.23%	$55,317	3.82%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$11,328	4.59%	$11,317	5.24%
Secured Notes	Secured	6,515	3.99%	6,467	3.98%
Private Offering Total		$17,843	4.37%	$17,784	4.78%

Total Investor Notes Payable		$75,317	3.50%	$73,101	4.06%
Investor Notes Payable Totals by Security	Offering Type
Unsecured Total	Unsecured	$68,802	3.46%	$66,634	4.06%
Secured Total	Secured	$6,515	3.99%	$6,467	3.98%

Future maturities for the Company’s investor notes during the twelve-month periods ending September 30,are as follows (dollars in thousands):

2021	$24,433
2022	17,264
2023	7,847
2024	13,224
2025	12,549
$75,317

Debt issuance costs related to the Company’s investor notes payable were $25 thousand and $55 thousand at September 30, 2020 and December 31, 2019, respectively.

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

SEC Registered Public Offerings

Class A Offering.

In April 2008, the Company registered its Class A Notes with the SEC. The Company discontinued the sale of its Class A Note Offering when the offering expired on December 31, 2015. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note that allows borrowers to increase their interest rate once a year with certain limitations. The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of September 30, 2020 and December 31, 2019. The Company issued the Class A Notes under a Trust Indenture entered into between the Company and U.S. Bank National Association (“US Bank”).

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of September 30, 2020 and December 31, 2019. The Company issued The Class 1 Notes under a Trust Indenture between the Company and U.S. Bank.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at September 30, 2020 and December 31, 2019.

Secured Investment Certificates (“Secured Notes”).

In January 2015, the Company began offering Secured Notes under a private placement memorandum pursuant to the requirements of Rule 506 of Regulation D. Under this offering, the Company is authorized to offer up to $80.0 million in Secured Notes to qualified investors. On December 31, 2017, the Company terminated its 2015 Secured Note offering.

The Company secures these notes by pledging either cash or loans receivable as collateral. The collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. Said another way, every dollar of cash collateralizes one dollar of secured notes and every $1.05 of loans receivable collateralizes one dollar of secured notes. At September 30, 2020 and December 31, 2019, the loans receivable collateral securing the Secured Notes had an outstanding balance of $9,127 thousand and $13,019 thousand, respectively. The September 30, 2020 and December 31, 2019 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of September 30, 2020 and December 31, 2019, the Company did not have cash pledged for the benefit of the Secured Notes.

Effective as of April 30, 2018, the Company launched a new $80 million secured note offering. The Company issued the 2018 Secured Note offering pursuant to a Loan and Security Agreement. This agreement includes the same terms and conditions previously set forth in its 2015 Secured Note offering. The 2018 Secured Note offering terminated on April 30, 2020.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	September 30, 2020	December 31, 2019
Undisbursed loans	$2,323	$1,999

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Contingencies

In the normal course of business, the Company may become involved in various legal proceedings. As of September 30, 2020, the Company was a defendant in a wrongful termination of employment lawsuit. On October 16, 2020, the Company reached a settlement agreement with the plaintiff. Under the terms of the agreement, the Company is not liable for any settlement payments.

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

Beginning on January 1, 2019, the Company has recorded right-of-use assets and lease liabilities in accordance with ASU 2016-02. The Company has elected not to reassess expired or existing leases for changes in classification. The Company has elected not to use hindsight to determine the term of existing leases and is using the term of the current lease agreements in its right-of-use asset calculations. As the interest rates implicit in the leases were not readily available, the Company used its incremental borrowing rates to determine the discount rates used in the asset calculations. Right-of-use assets included in Other Assets were $478 thousand and $536 thousand at September 30, 2020 and December 31, 2019, respectively. Lease liabilities included in Other Liabilities were $490 thousand and $545 thousand at September 30, 2020 and December 31, 2019, respectively.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2020	2019	2020	2019	2019
Lease cost
Operating lease cost	$44	$43	$131	$130	$174
Other information
Cash paid for operating leases	43	41	127	123	164
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	53	680	680
Weighted average remaining lease term (in years)	2.79	4.17	2.79	4.17	3.96
Weighted-average discount rate	4.60%	4.77%	4.60%	4.77%	4.77%

Future minimum lease payments and lease costs for the twelve months ending September 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2021	$172	$174
2022	163	160
2023	154	146
2024	39	37
Total	$528	$517

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

Note 14: Retirement Plans

401(k)

All of the Company’s employees are eligible to participate the Company’s 401(k) plan administered by, Automated Data Processing, Inc. (“ADP”), effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As this is a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the nine months ended September 30, 2020 and 2019 were $60 thousand and $44 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution for the nine months ended September 30, 2020 or 2019.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):`

		Fair Value Measurements at September 30, 2020 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$17,976	$17,976	$—	$—	$17,976
Certificates of deposit	1,757		1,757		1,757
Loans, net	119,833	—	—	118,966	118,966
Investment in joint venture	889	—	—	889	889
Accrued interest receivable	835	—	—	835	835
FINANCIAL LIABILITIES:
Term-debt	$52,544	$—	$—	$44,481	$44,481
Investor notes payable	75,292	—	—	77,293	77,293
Other financial liabilities	514	—	—	514	514

		Fair Value Measurements at December 31, 2019 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$25,993	$25,993	$—	$—	$25,993
Loans, net	128,843	—	—	126,438	126,438
Investment in joint venture	891	—	—	891	891
Accrued interest receivable	635	—	—	635	635
FINANCIAL LIABILITIES:
Term-debt	$71,427	$—	$—	$55,072	$55,072
Investor notes payable	73,046	—	—	74,592	74,592
Other financial liabilities	503	—	—	503	503

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2020 and December 31, 2019.

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

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2020 and December 31, 2019.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2020:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,815	$5,815
Investment in joint venture	—	—	889	889
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,005	$7,005

Assets at December 31, 2019:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$8,640	$8,640
Investments in joint venture	—	—	891	891
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$9,832	$9,832

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

The fair value of impaired loans at September 30, 2020 has decreased from December 31, 2019 as two loans previously classified as impaired were classified as non-impaired, performing loans. In addition, one impaired loan that was outstanding at December 31, 2019 was sold during the first nine months of 2020.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

September 30, 2020
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,815	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investment in joint venture	889	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2019
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,640	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investments in joint venture	891	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year. MPC is not subject to state or federal tax payments.

MP Realty incurred a tax loss for the years ended December 31, 2019 and 2018, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2019 and 2018, MP Realty has federal and state net operating loss carryforwards of approximately $407 thousand and $402 thousand, respectively, which begin to expire in 2030. Management assessed its ability to realize the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at September 30, 2020 and December 31, 2019.

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

Financial information with respect to the reportable segments for the three and nine months ended September 30, 2020 is as follows (dollars in thousands):

Three months ended September 30, 2020
	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$4,514	$409	$—	$(227)	$4,696
Total non-interest expense and provision for tax	1,185	289	1	—	1,475
Net profit	1,852	120	(1)	21	1,992

Nine months ended September 30, 2020
	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$9,002	$1,202	$—	$(726)	$9,478
Total non-interest expense and provision for tax	2,923	895	1	—	3,819
Net profit (loss)	1,601	307	(1)	128	2,035
Total assets	139,724	2,933	371	(60)	142,968

Financial information with respect to the reportable segments for the three and nine months ended September 30, 2019 is as follows (dollars in thousands):

Three months ended September 30, 2019
	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$2,465	$620	$—	$(212)	$2,873
Total non-interest expense and provision for tax	1,006	280	—	—	1,286
Net profit (loss)	12	340	—	47	399

Nine months ended September 30, 2019
	Finance Company	Investment Advisor and Insurance Firm	Other Segments	Adjustments / Eliminations	Total
Total revenue	$7,971	$1,947	$—	$(725)	$9,193
Total non-interest expense and provision for tax	3,029	841	(2)	—	3,868
Net profit (loss)	824	1,106	2	(14)	1,918
Total assets	158,621	2,452	55	(30)	161,098

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the results of operations for the three and nine-month periods ended September 30, 2020 and 2019. It should be read in conjunction with our December 31, 2019 Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the following:

•

The health emergency known as the COVID-19 pandemic has resulted in economic disruptions that could adversely affect the ability of our borrowers to make loan payments. As the pandemic spread, state, and local governments ordered non-essential businesses to close, public gatherings to be discontinued, and residents to shelter at home. Churches, faith-based ministries, private schools, daycare centers, and Christian colleges were forced to discontinue public gatherings, worship services, classes, and conference events. Churches that typically receive weekly offerings of tithes and cash contributions have been relying on online giving options and contributions sent by mail. Church revenues are also dependent on general economic conditions, including unemployment rates and economic disruption to businesses, schools, and financial markets. While state and local governments have gradually eased restrictions in the U.S. on holding worship services, churches have been carefully reviewing and preparing new worship service guidelines that will enable them to continue to serve the needs of the communities they serve. The long-term impact of the COVID-19 virus cannot be determined at this time and could have an adverse impact on the timing of loan repayments, liquidity, cash flow, loan defaults, collateral values, loan loss reserves, compliance with loan covenants, and our financial condition. The impact of the virus on economic activity could also vary significantly throughout the U.S. With the geographic concentration of our loans in California and Maryland, the regional effects of the virus could affect the Company’s financial condition, liquidity, and results of operations. Due to rapidly changing events surrounding the gradual re-opening of businesses, schools, daycare centers and religious gatherings, no assurances or predictions can be given with confidence as to the severity of, duration and long-term effect, if any, of the pandemic.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, MPF, MP Realty, MP Securities, and MPC.

OVERVIEW

We generated $1,992 thousand and $2,035 thousand in net income for the three and nine-month periods ended September 30, 2020. The significant factor was a $2,400 thousand gain on debt extinguishment for the quarter ended September 30, 2020. This was the result of an agreement to pay off one of our term loan borrowings. This transaction affected several other areas of our financial performance as described in more detail below.

Recent Developments: COVID-19 Impact on the Company’s Business

Our borrowers are primarily churches, Christian schools, educational institutions, and faith-based ministries. Beginning in March 2020, many state governments issued stay at home orders that resulted in many of our borrowers being unable to conduct services with members in attendance. In response to these orders, the majority of our church and ministry borrowers changed their worship services to include an online experience. These churches began depending upon online giving and contributions made by mail to support their ministries. To support our borrowers during the initial shutdown we granted various payment relief options to the borrowers impacted by the pandemic. Interest will continue to accrue under the loans. During the quarter ended June 30, 2020, we granted 35 borrowers deferral requests of various terms. However, during the quarter ended September 30, 2020 we saw a significant decrease in the requests for pandemic related help. In the third quarter of 2020, we had three borrowers who requested extensions of deferrals that had been granted in prior quarters, but there were no new borrowers to request a payment deferral.

Many of the state governments eased the initial shutdown orders that began in March 2020 during the quarter ended September 30, 2020. With the restrictions gradually lifted, churches began holding worship services in their facilities. However, if COVID-19 cases begin increasing in the fall of 2020, some state governments may reinstate restrictions on church meetings. As of the date of this Report, the impact these new restrictions may have on our borrowers’ revenue and their ability to make their loan payments remains unknown.

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

In management’s view, the payment deferrals we made during the three and nine-month periods ended September 30, 2020 did not have a material impact on the Company’s cash position or its revenue. For payment deferral requests the Company granted, the maturity date of the mortgage note was not extended. While deferred payments increased the principal amount due at maturity on these loans, the Company’s net income and liquidity have not been adversely affected.

Financial Condition

This discussion focuses on the overall performance of our consolidated balance sheet. As we are a non-bank financial institution, the balance sheet is the primary driver of our earnings.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

			Comparison
	2020	2019	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$17,926	$25,993	$(8,067)	(31%)
Restricted cash	50	52	(2)	(4%)
Certificates of deposit	1,757	—	1,757	100%
Loans receivable, net of allowance for loan losses of $1,523 and $1,393 as of September 30, 2020 and December 31, 2019, respectively	119,833	128,843	(9,010)	(7%)
Accrued interest receivable	835	635	200	31%
Investment in joint venture	889	891	(2)	(0%)
Property and equipment, net	232	216	16	7%
Foreclosed assets, net	301	301	—	—%
Servicing assets	148	100	48	48%
Other assets	997	990	7	1%
Total assets	$142,968	$158,021	$(15,053)	(10%)
Liabilities and members’ equity
Liabilities:
Term-debt	$52,544	$71,427	$(18,883)	(26%)
Investor notes payable, net of debt issuance costs of $25 and $55 as of September 30, 2020 and December 31, 2019, respectively	75,292	73,046	2,246	3%
Accrued interest payable	301	266	35	13%
Other liabilities	1,999	2,211	(212)	(10%)
Total liabilities	130,136	146,950	(16,814)	(11%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated deficit	(392)	(2,153)	1,761	(82%)
Total members' equity	12,832	11,071	1,761	16%
Total liabilities and members' equity	$142,968	$158,021	$(15,053)	(10%)

On November 4, 2011, we entered into a credit facility refinancing transaction with the National Credit Union Administration Board As Liquidating Agent of Western Corporate Federal Credit Union (“NCUA”) for a $23,500 thousand credit facility refinancing transaction (the “Wescorp loan”). On June 28, 2019, the NCUA assigned all of its rights, title and interest under the Wescorp loan to OSK VII, LLC. Effective as of September 25, 2020, the Company paid off the entire unpaid principal balance of $15,000 thousand, plus accrued interest due on the Wescorp loan.

This transaction was the cause of the 10% decrease in our total assets and extinguished $15,000 thousand in term-debt. We funded the debt payoff through existing cash we set aside for this type of opportunity as well as raising cash through investor note sales and from our loans receivable portfolio.

In order to conserve our cash and to increase our non-interest income we intend to sell participation interests in the majority of our loans acquisitions. For the nine months ended September 30, 2020, we originated $16,152 thousand in loans and sold loans receivable of $16,533 thousand during the same period. We also received $8,626 thousand in loan principal collections during that time, mostly due to early loan payoffs from borrowers who took advantage of low interest rates. Therefore, our loan portfolio provided $9,007 thousand in cash during the nine months ended September 30, 2020. In addition, we opened a $7,000 thousand warehouse line of credit with KCT Credit Union, an Elgin, Illinois credit union, for the specific purpose of funding investments in mortgage loans and offering participation interests in these loans through a short-term credit facility. This facility allows us to maintain cash balances by borrowing to fund loan origination. We must repay each advance within one hundred twenty (120) days after receiving the advance. Prior to closing the originated loan, it is our policy and practice to seek participants that will purchase a participation interest in the originated loan. After we sell these loan participation interests, we intend to pay off the advance made on the line of credit subsequent to closing and funding the originated loan.

We increased cash by $2,246 thousand through net investor note sales. Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organization and the ministries they serve. Concurrently, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors. In addition, we filed a post-effective amendment to our prospectus on May 13, 2020 to increase the spreads on our investor notes to enhance their marketability after the decrease in U.S. Treasury rates from which the note rates are derived.

The overall net result of these items was a reduction of $8,067 thousand in Cash, restricted cash, and certificates of deposit during the nine months ended September 30, 2020. Furthermore, due to the gain on debt extinguishment of $2,400 thousand, our total members’ equity increased 16% or $1,761 thousand for the nine months ended September 30, 2020.

Liquidity and Capital Resources

COVID-19 Impact on the Company’s Liquidity

In response to the uncertainty created from the COVID-19 pandemic, management began to generate liquidity from its loans receivable portfolio by selling participation interests in its loans receivable. During the nine months ended September 30, 2020, the Company generated cash from loan sales of $16,533 thousand. We plan to raise more cash through loan and investor note sales, if necessary, to keep sufficient levels of cash available to meet our debt obligations to investors as well as obligations under our term-debt credit facilities.

Cash, restricted cash, and certificates of deposit were $19,733 thousand ($19.7 million) as of September 30, 2020 and our liquidity ratio was 22%. These liquidity levels are significantly higher than the cash amounts the Company has historically carried.

Due to management’s desire to provide liquidity and safety for our investors amid the general uncertainty during the initial stage of the pandemic, we applied for and received a Paycheck Protection Program Loan (“PPP loan”) for $111 thousand. The maturity date of the loan is April 27, 2022. This loan or a portion of this loan may be forgiven if the Company qualifies for forgiveness of the loan under the CARES Act, as amended by the Paycheck Protection Program Flexibility Act and Small Business Administration (“SBA”) regulations promulgated thereunder. On June 22, 2020, the SBA issued an Interim Final Rule. The amount of the PPP loan forgiveness will depend, in part, on the total amount spent by the Company over the twenty four (24) week period commencing on the date the PPP loan funds were disbursed on payroll costs and rental payments. The Company is continuing to monitor the SBA revisions, when issued, on loan forgiveness guidelines to determine whether it qualifies for any loan forgiveness under the SBA’s final rule.

September 30, 2020 vs. September 30, 2019

Our liquidity policy, set by our Board of Managers, sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 22% at September 30, 2020, which is above the minimum set by our policy.

As described above in our analysis on the Company’s financial condition, we intend to sell participation interests in a significant portion of our loan acquisitions in order to conserve cash and increase our non-interest income. This model will allow us to acquire loans with little liquidity deployment while still allowing the Company to fulfill one of its key missional objectives of providing financing to Christian churches and ministries. We implemented this participation model in 2020 and as a result, the Company sold $16,533 thousand in loans during the nine months ended September 30, 2020 compared to no loan sales in the nine months ended September 30, 2019. Of this total, $9,882 thousand of the loan sales were from new loans funded in 2020 while the remainder was from loans funded in previous years.

On September 30, 2020, we opened a warehouse line of credit with KCT Credit Union, an Elgin Illinois credit union, to help facilitate this business model. The warehouse line is restricted to use for holding new loan originations while the Company finds buyers to participate in the origination. We believe using this process will reduce the time it takes to fund a new loan. Reliance on a loan participation model requires that these loans meet rigorous underwriting guidelines that will be acceptable to the financial institutions we intend to target as potential participants in these loans. We believe this strategy will improve the liquidity of our loan portfolio going forward.

The payoff of the Wescorp credit facility debt had significant impact of our net income for the quarter ended September 30, 2020, thereby enabling the Company to be able to report a $2,400 thousand gain on the extinguishment of this debt. The payoff of the Wescorp loan also offers several additional benefits to the Company’s cash flow and liquidity going forward. The monthly payment of $129 thousand will no longer be required reducing the monthly cash flow needed. Paying the debt early eliminated the future requirement to make the large balloon payment. Also, paying off the debt released approximately $22,000 thousand ($22.0 million) of loans pledged as collateral on the Wescorp loan. These loans are now available to secure other credit facilities or to be sold if additional liquidity is needed.

Debt Securities

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate remains stable and our advisory team continues to expand their clientele, which has also increased new note sales.

The table below shows the renewal rates of our maturing notes over the last three years:

2019	75%
2018	62%
2017	64%

The renewal rate for the quarter ended September 30, 2020 as compared to September 30, 2019 is as follows:

Three-month period ended September 30, 2020	64%
Three-month period ended September 30, 2019	74%

Term-debt Credit Facilities

Other than the PPP loan, we have funded a significant portion of our balance sheet through term-debt. Because these non-PPP term loans have a fixed rate until maturity in 2026, they provide a stable cost of funds.

The table below is a summary of the Company’s remaining $52,544 thousand in term-debt after the Wescorp loan payoff as of September 30, 2020 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$52,433	$450	11/1/2026	$65,966	$—
PPP Loan	1.000%	Fixed	$111	$—	4/27/2022	$—	$—

We cannot borrow additional funds on these facilities; therefore, we will need to replace any principal paid on the facilities through another source. If we cannot find an alternative source of funding, we will have to shrink our balance sheet, which may reduce our net interest income. As of the date of this Report, our only source of funds to pay down our term-debt credit facilities are our earnings, the debt securities we sell, and net cash flow from our loans receivable portfolio. We cannot use our warehouse line of credit from KCT Credit Union to pay down our term-debt, as it is only available to warehouse new loan originations.

The following table shows the maturity schedule on our credit facilities for the next five years and thereafter as of September 30, 2020 (dollars in thousands):

2021	$4,134
2022	4,346
2023	4,343
2024	4,451
2025	4,567
Thereafter	30,703
$52,544

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of September 30, 2020, we are in compliance with our covenants on our investor notes payable and term-debt credit facilities.

•	For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable”, to Part I “Financial Information” of this Report beginning at page F-1.
•	For additional information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part I “Financial Information” of this Report beginning at page F-1.

Results of Operations: Three and Nine Months Ended September 30, 2020

The analysis below describes the Company’s results of operations for the three and nine-month periods ended September 30, 2020 compared to the three and nine-month periods ended September 30, 2019.

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$28,353	$26	0.36%	$20,633	$88	1.70%
Interest-earning loans [1]	116,796	2,004	6.81%	134,871	2,340	6.90%
Total interest-earning assets	145,149	2,030	5.55%	155,504	2,428	6.21%
Non-interest-earning assets	8,088	—	—%	7,400	—	—%
Total Assets	153,237	2,030	5.26%	162,904	2,428	5.93%

Liabilities:
Investor notes payable gross of debt issuance costs	73,074	642	3.49%	75,122	781	4.14%
Term-debt	67,209	427	2.53%	73,530	468	2.53%
Total interest-bearing liabilities	140,283	1,069	3.02%	148,652	1,249	3.34%
Debt issuance cost		28			22
Total interest-bearing liabilities net of debt issuance cost	$140,283	1,097	3.10%	$148,652	1,271	3.40%

Net interest income		$933			$1,157
Net interest margin			2.55%			2.96%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$23	$(85)	$(62)
Interest-earning loans	(305)	(31)	(336)
Total interest-earning assets	(282)	(116)	(398)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	(36)	(103)	(139)
Term-debt	(41)	—	(41)
Debt issuance cost	—	6	6
Total interest-bearing liabilities	(77)	(97)	(174)
Change in net interest income	$(205)	$(19)	$(224)

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in Thousands)
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$28,137	$142	0.67%	$18,960	$250	1.77%
Interest-earning loans [1]	120,117	6,238	6.92%	137,315	7,618	7.44%
Total interest-earning assets	148,254	6,380	5.73%	156,275	7,868	6.75%
Non-interest-earning assets	8,075	—	—%	8,906	—	—%
Total Assets	156,329	6,380	5.44%	165,181	7,868	6.39%

Liabilities:
Investor notes payable gross of debt issuance costs	73,867	2,046	3.69%	76,008	2,351	4.15%
Term-debt	69,286	1,310	2.52%	74,777	1,412	2.53%
Total interest-bearing liabilities	$143,153	3,356	3.12%	$150,785	3,763	3.35%
Debt issuance cost		73			65
Total interest-bearing liabilities net of debt issuance cost	$143,153	3,429	3.19%	$150,785	3,828	3.40%

Net interest income		$2,951			$4,040
Net interest margin			2.65%			3.47%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2020 vs. 2019
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$90	$(198)	$(108)
Interest-earning loans	(870)	(510)	(1,380)
Total interest-earning assets	(780)	(708)	(1,488)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	(229)	(76)	(305)
Term-debt	(96)	(6)	(102)
Debt issuance cost	—	8	8
Total interest-bearing liabilities	(325)	(74)	(399)
Change in net interest income	$(455)	$(634)	$(1,089)

Total interest income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased mostly due to a volume variance on interest-earning loans and a rate variance on interest-earning accounts with other financial institutions. The volume variance on loans was due to the loan sales and early payoffs as described above. The rate variance on interest-earning accounts with other financial institutions was due to banks lowering their deposit rates in response to a decrease in the Fed Funds rate. These were also the reasons for the volume variance on interest-earning loans and the rate variance on interest-earning accounts with other financial institutions for the nine months ended September 30,2020 compared to the nine months ended September 30, 2019. In addition, interest-earning loans had a rate variance of $510 thousand during these periods. The reason for the rate variance was due to a $511 thousand recovery of interest income in the nine months ended September 30, 2019. The recovery was due to the payoff of two loans that had been classified as non-accrual loans. The Company recovered interest income that we had previously written off against the loan’s recorded balance when the loan paid off.

Total interest expense decreased by $174 thousand and $399 thousand, respectively, for the three and nine months ended September 30, 2020 compared to September 30, 2019 due to both a volume and rate variance. The rate variance on investor notes payable was due to the decrease in market rates related to the Federal Reserve’s response to the COVID-19 pandemic. The decrease in interest expense on investor notes payable due to the volume variance was due to a decrease in average investor notes payable. Average investor notes outstanding have decreased from 2019 due to the maturity and non-renewal of several large notes early in the year. New notes sales, primarily in the third quarter, have increased the outstanding balance of notes payable from $73.1 million at March 31, 2020 to $75.3 million at September 30, 2020. Interest expense on term-debt decreased due to a decrease in the average balance due to contractual monthly principal payments made. The Wescorp loan payoff did not materially affect these results since the payoff was late in the quarter, on September 25, 2020.

Overall, we believe that our net interest income will be lower overall going forward compared to past years as our balance sheet contracted due to the payoff of the Wescorp loan. However, we estimate the Wescorp loan payoff will improve the net interest margin in the quarter ending December 31, 2020 and going forward due to low yielding investments paying off higher cost of funds. In addition, we expect our non-interest income related to servicing and selling loans to increase due to the changes in our loan participation business model described above.

Provision and non-interest income and expense

	Three months ended
	September 30,		Comparison
	(dollars in thousands)
	2020	2019	$ Difference	% Difference
Net interest income	$933	$1,157	$(224)	(19%)
Provision (credit) for loan losses	132	(83)	215	(259%)
Net interest income after provision (credit) for loan losses	801	1,240	(439)	(35%)
Total non-interest income	2,666	445	2,221	499%
Total non-interest expenses	1,471	1,281	190	15%
Income before provision for income taxes	1,996	404	1,592	394%
Provision for income taxes and state LLC fees	4	5	(1)	(20%)
Net income	$1,992	$399	$1,593	399%

	Nine months ended
	September 30,		Comparison
	(dollars in thousands)
	2020	2019	$ Difference	% Difference
Net interest income	$2,951	$4,040	$(1,089)	(27%)
Provision (credit) for loan losses	195	(421)	616	(146%)
Net interest income after provision for loan losses	2,756	4,461	(1,705)	(38%)
Total non-interest income	3,098	1,325	1,773	134%
Total non-interest expenses	3,804	3,854	(50)	(1%)
Income before provision for income taxes	2,050	1,932	118	6%
Provision for income taxes and state LLC fees	15	14	1	7%
Net income	$2,035	$1,918	$117	6%

Net interest income after provision for loan losses decreased by $439 thousand for the quarter ended September 30, 2020 over the quarter ended September 30, 2019. This decrease was primarily due to the decrease in net interest income described above and a $160 thousand decrease in provision for loan losses. Net interest income after provision for loan losses decreased by $1,705 thousand for the nine months ended September 30, 2020 over the nine months ended September 30, 2019. This decrease was primarily due the decrease in net interest income described above, as well as to a credit in provision expense related to loan loss recoveries on loan payoffs that occurred in the nine months ended September 30, 2019.

The increase in non-interest income for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was the result the gain on debt extinguishment of $2,400 thousand due to the payoff of the Wescorp loan offset by a decrease in broker-dealer commissions and fees. The decrease in broker-dealer commissions and fees was due to a few large institutional commission generating income investments the Company sold in the nine months ending September 30,2019 that did not occur in the nine months ending September 30, 2020.  Due to the gain on debt extinguishment, the Company accrued additional amounts for bonuses and for tithes made to charitable organizations, which caused an increase non-interest expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2020. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the nine months ended September 30, 2020.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of September 30, 2020, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the nine-month periods ended September 30, 2020 and 2019; (ii) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (iv) Notes to Consolidated Financial Statements.

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

Dated: November 6, 2020

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer