Form 10-K
period 2020-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2021-03-25
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number:  333-4028-LA

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Exact name of small business issuer in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	26-3959348 (I.R.S. Employer Identification No.)

915 West Imperial Highway, Suite 120, Brea, California	92821
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(714) 671-5720
Securities registered under 12(b) of the Exchange Act:	None
Securities registered under 12(g) of the Exchange Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.

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

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Emerging Growth Company ☐	Smaller reporting company filer ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revise accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of May 4, 2017 (the last date any sale or exchange was made of our Class A Common Units), the aggregate market value of the registrant’s Class A Common Units held by non‑affiliates was estimated to have no value. As of June 29, 2018 (the last date any sale or exchange was made of our Series A Preferred Units), the market value of the Series A Preferred Units was estimated at $67.50 per share or $7,904,250. The registrant has sold no Class A Common Units within the past sixty days and there is no public market value for the registrant’s Class A Common Units. The number of Class A Common Units outstanding, as of December 31, 2020, was 146,522.

DOCUMENTS INCORPORATED BY REFERENCE: None

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-K

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward‑looking statements are included with respect to, among other things, our current business plan, core strategy and portfolio management. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that we believe might cause such differences are discussed in the section entitled, “Risk Factors” in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

OUR COMPANY

Our Identity and History

Contact Information

Location of principal office	915 West Imperial Highway, Suite 120, Brea, California 92821
Telephone number	(800) 753-6772
Website address	www.ministrypartners.org

Throughout this document, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company,” “we,” “us,” or “our.”

Purpose and Mission

We are a California limited liability company that has been in business since 1991. Our primary missional purpose is to enhance Christian stewardship. We implement our missional purpose by assisting Christian ministries with Biblically based, value driven financial services. We provide financial services, investment products and financing solutions for churches, colleges, schools, ministry organizations, individuals and privately owned businesses. We also originate, invest in, and service loans made to evangelical Christian churches, ministries, and not for profit organizations.

Organization

Since inception, we have conducted our operations as a non-bank credit union service organization, or ("CUSO"). While we were initially formed as a wholly-owned subsidiary of the Evangelical Christian Credit Union (“ECCU”), we currently have 11 equity owners, all of whom are federal or state chartered credit unions.

We also have four wholly-owned subsidiaries through which we conduct various aspects of our business:

•	Ministry Partners Funding, LLC. (“MPF”),
•	MP Realty Services, Inc. (“MP Realty”),
•	Ministry Partners Securities, LLC. (“MP Securities”), and
•	Ministry Partners for Christ, Inc. (“MPC”).

MPF serves as the custodian of assets pledged to investors in our secured investment notes.

We organized MP Realty to provide loan brokerage and other real estate services to churches and ministries, but it has conducted limited operations since its inception.

MP Securities provides investment advisory and financial planning solutions for individuals, business organizations, churches, charitable institutions, and faith-based organizations. MP Securities also serves as the selling agent for the Company’s public and private placement notes.

MPC is a not-for-profit corporation formed and organized under Delaware law. MPC makes charitable grants to Christian educational organizations, and provides accounting, consulting, and financial expertise to aid evangelical Christian ministries. The Internal Revenue Service has granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the Internal Revenue Code. MPC made its first charitable grant in 2020 and expects to award further grants during the year ending December 31, 2021.

Our Competition

The religious loan market segment has grown since our inception and we believe that the demand for ministry loans originated and serviced by niche lenders to churches and ministries will continue to exceed available lending and financing sources for this sector. We believe that the availability of lenders serving this market has been somewhat unpredictable as larger financial institutions expand, contract, or vacate this niche market during periods of fluctuating demand. We have specialized in assisting these organizations since we commenced operations in 1991 and believe that the lack of predictable financing sources for evangelical Christian churches and organizations enables us to serve ministries that otherwise may not be able to obtain cost-effective mortgage loans.

Although the demand for church financing is both broad and fragmented, no one lender has a dominant competitive position in the market. We compete with church bond financing companies, banks, credit unions, denominational loan funds, REITs, insurance companies, and other financial institutions to service this market. Many of these entities have greater marketing resources, extensive networks of offices, larger staffs, and lower cost of operations due to their size. We believe, however, we have developed an efficient, effective, and economical operation that (i) specializes in identifying and creating a diversified portfolio of church mortgage loans that we or other credit unions originate and (ii) preserves our capital base and generates consistent income for payments on our debt obligations and distribution to our equity investors.

We rely upon the extensive experience of our officers, management, and Managers in working with ministry related financing transactions, loan origination, and investment in churches, schools, ministries, and non-profit organizations.

With respect to the investment advisory, broker-dealer, and insurance services provided through MP Securities, there are many mainstream financial services organizations that serve the faith-based market segment throughout the United States. Most of the competitors in this institutional market segment are banks, credit unions, denominational investment funds, as well as larger investment and insurance organizations. However, the overall size of the market segment provides ample opportunities for quality firms with specialized knowledge of the governance surrounding churches and ministries to effectively provide and expand the services we offer. In addition, MP Securities also serves the retail marketplace throughout the United States. While the retail market segment has large national competitors that offer alternative options, MP Securities’ holistic approach to providing investment and insurance advice enables us to provide services and products to an expanding market of potential clients.

Our Principal Business and Markets

Overview

We provide our financial services through two business segments. One is our church loan financing group and the other consists of our investment advisory practice, broker-dealer firm, and insurance agency. Within these segments, we offer a wide range of products and services for investors, borrowers, ministries, businesses, and individuals.

When initially founded, the Company relied solely on interest income generated from its mortgage loan investments. Since inception, the Company has expanded its equity ownership and ability to originate, service, and sell participation interests in the loans it originates. We also made substantial investments to broaden our sources of revenue by forming a broker-dealer and investment advisory firm. In management’s view, creating multiple revenue sources enables us to operate a more diversified business that is able to respond more effectively to economic cycles. To that end, the Company has substantially diversified the sources of its revenues by generating investment services revenue through MP Securities and by generating fee income from selling and servicing participations in our loans receivable. We plan to continue to invest in financial services products and services that will provide fee income and diversify the Company’s revenue and expansion opportunities.

We generate our revenue primarily from the following sources:

•	interest income earned on our loan investments;
•

fee and/or commission income earned from the sale of securities, insurance, and investment products by our wholly-owned broker-dealer firm and fees received by our registered advisers for handling assets under management;

•	fee income earned from originating and servicing our loan investments;

•	gains realized on the sale of loans and loan participation interests to financial institutions; and
•	successful efforts to manage, liquidate, or sell real estate assets and maximize loan recoveries on delinquent loans in our loan portfolio.

While we strive to generate consistent earnings from our loan investments, receipt of servicing income from originating loans, and fees earned from investment advisory services and broker-dealer commissions, from time to time we have been able to generate income from additional sources. These include: the sale of loans, the sale of participation interests in loans that we originate, recoveries realized on distressed assets we hold, and other non-recurring events. For the year ended December 31, 2020, for example, we benefitted from a non-recurring $2.4 million gain recognized on the extinguishment of a portion of our credit facility debt. See “Management Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for additional information on that transaction.

Investment Advisory, Broker-Dealer, Insurance, and Financial Planning Solutions Segment

We provide investment advisory, broker-dealer, insurance, and financial planning solutions for individuals and businesses, as well as faith-based organizations, churches, and educational institutions. We provide these investment products and services through our wholly-owned broker-dealer, MP Securities, which serves as an investment advisory and broker-dealer firm with access to mainstream investment platforms that offer high quality products and services. MP Securities also maintains a clearing firm relationship with Royal Bank of Canada Dain Rauscher (“RBC Dain”), which provides additional investment platform options for our clientele.

MP Securities serves its clientele through a holistic approach based upon identifying the client’s needs and objectives. This financial planning process takes into account all options available to our clients as we act in their best interest to meet our fiduciary duty of care.

MP Securities also offers insurance products and services through our California insurance agency to help protect clients from unexpected life events. As such, MP Securities offers life, disability, long-term care, fixed and variable annuities, and indexed annuities to its retail and institutional clients. With respect to the annuity products available through MP Securities, many of our retail and institutional clients use annuity products that mitigate risk through income guarantees. In all cases, MP Securities and its advisors must act in the best interest of its clients.

MP Securities is a registered broker-dealer firm under Section 15 of the Securities Exchange Act of 1934 and a member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (SIPC). In addition, MP

Securities holds a resident license from the California Department of Insurance to act as an Insurance Producer under the name Ministry Partners Insurance Agency, LLC.

MP Securities provides securities brokerage services to credit unions, credit union service organizations, and the customers and institutions it serves. It also acts as a selling agent for the Company’s debt securities offered through both public and private note offerings. As a non-carrying broker-dealer,  MP Securities opens brokerage accounts for its customers through its clearing firm agreement with RBC Dain.

The Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), California’s Department of Financial Protection and Innovation (formerly Department of Business Oversight), and the California Department of Insurance all directly regulate MP Securities due to its broad offering of products and professional services. In addition, state insurance or securities divisions have granted MP Securities a license to do business in every state in which we conduct offer services. As of December 31, 2020,  MP Securities was licensed to serve as an insurance broker in 15 states and offer investments in 24 states.

Church Loan Financing Segment

Overview

We assist evangelical Christian churches and organizations by providing financing for the acquisition, development, and/or renovation of churches or church-related properties, and provide investors the opportunity to participate in funding those projects. We typically secure these loans by real property owned by evangelical churches or church-related organizations such as Christian schools and ministries. As of December 31, 2020,  99.9% of the loans in our portfolio were secured by real estate. Currently, we conduct substantially all of our business operations in California. However, while we have more loan investments in California than in any other state, we own loan interests in 29 different states.

To fund a substantial portion of our loan investments, we rely on sales of our debt securities to new investors, and the purchase of our debt securities by repeat investors. We market our debt securities primarily to investors who are in or associated with the Christian community, including individuals, ministries, and other organizations and associations. We also have funded substantial portions of our loan investments through term-debt from financial institutions. Additionally, to raise funds, we sell participation interests in our loan investments to other financial institutions. Finally, the Company’s owners have made significant capital investment into the Company that is available to fund the balance sheet along with the Company’s ongoing earnings. Going forward, we plan to continue to use all of these methods to fund our loan investments.

Lending Activities

Loan Acquisition

We acquire loans either through originating loans internally or purchasing loans or loan participation interests from other financial institutions. When we originate a loan, we rely entirely on our own underwriting capabilities and standards. For loans that we purchase, we apply our internally developed underwriting criteria and loan acquisition policies and review the underwriting procedures carried out by the financial institution that is selling the loan or participation interest. We funded $19.4 million in loans during the year ended December 31, 2020 and $8.0 million for the year ended December 31, 2019.

Funding Our Operations

Overview

We use three primary on-balance sheet sources to fund our church and ministry loan investments. These include (i) our investor notes; (ii) term-debt borrowings from financial institutions; and (iii) capital investments of our equity members. In the past several years, we have reduced our funding reliance on credit facility term-debt, shifting the funding focus on investor notes and members equity. The chart below shows the shift in the strategy we have used to finance our investments and business operations (dollars in thousands):

	Balance Sheet Funding Sources as of
	December 31,		December 31,		December 31,		December 31,		December 31,		December 31,
	2020	% of Total	2019	% of Total	2018	% of Total	2017	% of Total	2016	% of Total	2015	% of Total
Investor notes payable, net of debt issuance costs	$76,194	54%	$73,046	47%	$68,300	44%	$69,003	43%	$60,479	39%	$49,915	34%
Term-debt	51,516	37%	71,427	46%	76,515	50%	81,492	51%	86,326	55%	90,237	61%
Total members' equity	12,908	9%	11,071	7%	9,531	6%	9,429	6%	8,807	6%	8,158	6%

To accelerate the shift in funding strategy, the Company has capitalized on opportunities to deleverage its term-debt when there is a financial advantage to do so. For the year ended December 31, 2020, we took advantage of an opportunity to make an early payoff of one of our term-debt credit facilities, which paid off $15.0 million in debt and resulted in a $2.4 million gain on debt extinguishment. Aside from the gain the Company realized, there are several benefits of the debt extinguishment to the Company’s cash flow and liquidity going forward. The monthly payment of $129 thousand will no longer be required on this facility, thus reducing the monthly cash flow needed to service this debt. In addition, the loan had a balloon payment due on November 1, 2026 of approximately $7.5 million. Retiring the debt early eliminated the future requirement to make the large balloon payment. Paying off the debt also released approximately $22.0 million of loans pledged as collateral. These loans are now available to secure other credit facilities or may be sold if additional liquidity is needed. The Company will continue to evaluate opportunities to further deleverage and re-evaluate its use of term-debt facilities as may be presented in the future. To that end, on March 5, 2021 we made a prepayment of $14.3 million on our remaining term-debt credit facility.

One of the strategies we have employed in making this shift in funding sources is to sell participation interests in our mortgage loans. This enables the Company to fund loan acquisitions while conserving cash and increasing our non-interest income. This model allows us to acquire loans with little liquidity deployment while still enabling the Company to fulfill one of its key missional objectives of providing financing to Christian churches and ministries. To facilitate the implementation of this model, on September 30, 2020 we entered into a $7.0 million warehouse line of credit with KCT Credit Union, an Elgin, Illinois credit union (“KCT”). The warehouse line of credit will enable the Company to fund loans and warehouse them until sold without using long-term borrowing facilities or investor notes. We believe these developments create a stronger financial model for our investors and equity owners. We executed the loan participation model in 2020 and as a result, the Company sold $19.8 million in loans during 2020 as compared to no loan sales in 2019.

Capital investments made by our equity members along with the Company’s retained earnings also provide funds for our church and ministry loan investments. Members’ equity provides investors with protection against losses and provides investment capital for the Company. Equity comes in the form of cash invested in the Company by its equity owners and retained earnings of the Company. As detailed in the chart above, the Company has increased its members’ equity from $8.2 million to $12.9 million over the most recent five-year period, providing an additional $4.7 million in equity protection against losses for its investors.

Funding from Our Investor Notes

Our investor debt consists of various series of notes sold under several registered public offerings as well as in private offerings. We sell these debt securities to faith-based ministries, institutions, and individual investors. Notes pay interest at stated spreads over an index rate. The investor may reinvest the interest or have the interest paid to them at their option. The Company may repurchase all or a portion of notes at any time at its sole discretion by providing at least thirty (30) but not more than sixty (60) days prior written notice. In addition, the Company may allow investors to redeem their notes prior to maturity at its sole discretion.

Funding from Term-Debt

At December 31, 2020, our borrowings from institutional lenders consisted of the following term-debt borrowings (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$51,405	$450	11/1/2026	$61,319	$—
PPP Loan	1.000%	Fixed	$111	$—	4/27/2022	$—	$—

We cannot borrow additional funds on these debt obligations; therefore, we will need to replace any principal paid on these debt obligations through another source.

MU Term-Debt Credit Facility.

This facility replaced the original $100 million credit facility entered into by and between the Company and Members United Corporate Federal Credit Union on May 7, 2008. The $87.3 million facility was entered into on November 4, 2011, by and between the Company and the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“NCUA”). On June 19, 2019, OSK VII, LLC, a Minnesota limited liability company, purchased the loan from the NCUA. No material terms have been changed with the transfer of ownership of the MU Term Debt Credit Facility. The Company cannot borrow additional funds on the facility and there are no prepayment penalties or restrictions.

Paycheck Protection Program Loan.

On April 27, 2020, MP Securities applied for and received a Paycheck Protection Program loan (“PPP Loan”) granted under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). According to the terms of the program, as administered by the Small Business Association (“SBA”), payments on the loan are deferred for six months, deferred interest is capitalized into the principal balance of the loan, and qualifying amounts of the principal balance of the loan and deferred interest are eligible to be forgiven if the borrower is able to meet the program’s requirement for retention of employees and maintaining salary levels for its employees. Qualifying amounts include amounts equal to eligible payroll costs, certain rent payments, and utility payments as defined by the program. The CARES ACT does not require that the Company pledge collateral for the PPP Loan.

On March 5, 2021, the Company was notified that its application for forgiveness of the PPP Loan was accepted by the SBA, and all principal and interest due on the loan was forgiven in full.  The Company no longer bears any liability related to the PPP Loan.

Funding from Short-Term Warehouse Line of Credit:

On September 30, 2020, we opened a $7.0 million warehouse line of credit with Kane County Teachers Credit Union (“KCT”), which will enable the Company to fund loans and warehouse them until sold without using long-term borrowing facilities or investor notes (the “KCT Facility”). The KCT Facility is a short-term demand credit facility with a one-year maturity date of September 30, 2021. We may draw funds on the KCT Facility at any time until the line is fully drawn. Repayment of each advance is due one hundred and twenty (120) days after the advance is made or earlier in the event that a collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such deficiency.

Off Balance Sheet Funding: Sale of Loan Participation Interests

From time to time, we enter into loan participation purchase and sale agreements and we believe there is a robust demand for church and ministry loans in the credit union industry. When we sell a loan participation interest, we generally enter into a loan participation interest purchase agreement, which includes standard representations and warranties that are typical for a transaction of this nature. With our processing system and loan servicing capabilities, we believe we will be able to continue to expand our portfolio of loans serviced for others.

The table below shows the activity in our participation sold portfolio (dollars in thousands).

	For the years ended
	December 31,	December 31,
	2020	2019
Participation loans interests sold by the Company during the year	$17,106	$—
Total participation interests sold and serviced by the company	37,962	26,964
Servicing income	143	100

Servicing Assets
Balance, beginning of period	$100	$212
Additions:
Servicing obligations from sale of loan participations	99	—
Subtractions:
Amortization	(52)	(112)
Balance, end of period	$147	$100

Human Capital Resources

The Company relies on the experience of its lending, financial services, underwriting, loan servicing skills, and experience of its management team. A substantial number of its employees have extensive experience in the credit union industry. Through MP Securities, it employs a team located in both its Brea and Fresno, California offices. The COVID-19 pandemic has caused major disruptions in the U.S. economy and the way businesses operate due to state and local government restrictions designed to limit social interaction in an attempt to slow the spread of the virus. In order to protect the safety of its employees, the Company has permitted remote work environments and modified work schedules. As of the date of this report, the Company’s operations have not been materially impacted by the pandemic. As the Company expands the range of services, products, and investment services it offers, the Company will seek to identify and recruit qualified personnel that will enable the Company to further diversify the services and products it offers, and increase its revenues and profitability.

Effect of Government Regulations on the Business

General

We are organized as a credit union service organization and, as a result, are subject to the regulations promulgated by the National Credit Union Administration (“NCUA”) that apply to CUSOs. As a CUSO, we primarily serve the interests of our credit union equity investors and members of such credit unions.

We are also subject to various laws and regulations that govern:

•	credit granting activities;
•	establishment of maximum interest rates;
•	data privacy standards;
•	disclosures to borrowers and investors in our equity securities;
•	secured transactions;
•	foreclosure, judicial sale, and creditor remedies that are available to a secured lender; and
•	the licensure requirements of mortgage lenders, finance lenders, securities brokers, and financial advisers.

As a CUSO, we are limited in the scope of activities we may provide. In addition, our federal credit union equity investors are permitted to invest in or lend to a CUSO only if the CUSO primarily serves credit unions, its membership, or the membership of credit unions contracting with the CUSO. While the NCUA lacks direct supervisory authority over our operations, our federal credit union equity owners are subject to regulations which govern the rules and conditions of an investment or loan they make or sell to a CUSO. In addition, state-chartered credit unions must follow their respective state’s guidelines which govern investments by a state chartered credit union. California’s Department of Financial Protection and Innovation (formerly Department of Business Oversight) (“DFPI”), in particular, regulates several of our equity owners. These credit union owners must comply with DFPI regulations that govern the investment in a loan they make to a CUSO.

Regulation of Mortgage Lenders

We conduct loan originating activities for churches and related ministry projects. Many states regulate the investment in or origination of mortgage loans. Under the California Finance Lender’s Law, no lender may engage in the business of providing services as a “finance lender” or “broker” without obtaining a license from the DFPI, unless otherwise exempt under the law. We conduct our commercial lending activities under a California finance lender license.

As a finance lender, we are licensed with the DFPI and file reports from time to time with the DFPI. Accordingly, the DFPI has enforcement authority over our operations as a finance lender, which includes, among other things, the ability to assess civil monetary penalties, issue cease and desist orders, and initiate injunctive actions. We also are subject to licensing requirements in other jurisdictions in connection with our mortgage lending activities. Various laws and judicial and administrative decisions may impose requirements and restrictions that govern secured transactions, require specific disclosure to our borrowers and customers, establish collection, foreclosure, and repossession standards, and regulate the use and reporting of certain borrower and customer financial information.

As we offer and originate loans outside of the State of California, we need to comply with laws and regulations of those states. The statutes which govern mortgage lending and origination activities vary from state to state. Because these laws are constantly changing, due in part to the challenge facing the real estate industry and financial institutions from residential lending activities, it is difficult to comprehensively identify, accurately interpret, and effectively train our staff with respect to all of these laws and regulations. We intend to comply with all applicable laws and regulations wherever we do business and will undertake a best efforts program to do so, including the engagement of professional consultants, legal counsel, and other experts as deemed necessary by our management.

Broker-Dealer Registration

U.S. broker-dealers are subject to rules and regulations imposed by the United States Securities and Exchange Commission (“SEC”), FINRA, other self-regulatory organizations, and state securities administrators covering all aspects of the securities business. MP Securities, commenced operations in 2012. As a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934 (the “Exchange Act”), MP Securities is subject to regulation by the SEC and regulation by state securities administrators in the states in which it conducts its activities. We have registered MP Securities in the following states:

Arizona	Idaho	Minnesota	Oklahoma	Texas
California	Illinois	Missouri	Oregon	Virginia
Colorado	Indiana	Nevada	Pennsylvania	Washington
Florida	Kansas	New York	Rhode Island	West Virginia
Georgia	Massachusetts	Ohio	South Carolina

MP Securities is subject to rules and regulations regarding:

•	net capital;
•	sales practices;
•	public and private securities offerings;
•	capital adequacy;
•	record keeping and reporting;
•	conflicts of interest involving related parties;
•	conduct of officers;
•	directors and employees;
•	qualification and licensing of supervisory and sales personnel;
•	marketing practices; and
•	supervisory and oversight of personnel to ensure compliance with securities laws.

MP Securities is also subject to the financial responsibility, net capital, customer protection, record keeping, and notification rule amendments adopted by the SEC on July 30, 2013. Because MP Securities does not carry or hold customer funds or securities and relies upon a clearing firm to conduct these transactions, Rule 17a-5 requires that it file an exemption report as well as review reports prepared by an independent public accountant confirming that it meets the exemption provisions. As amended, the net capital rule requires that MP Securities take into account in its computation of regulatory net capital any liabilities the Company assumes as its parent entity.

MP Securities is also subject to routine inspections and examinations by the SEC staff under Rule 17(b) of the Exchange Act and the SEC is authorized to review, if requested, the work papers of the broker-dealer’s independent public accounting firm that conducts the audit. As required by amendments to Rule 17a-5 of the Exchange Act, MP Securities files an annual report with the SEC and FINRA that includes its audited financial statements, supplementary schedules, and its exemption report as a non-carrying broker-dealer. MP Securities is a member of the Securities Investor Protection Corporation (“SIPC”) and files a copy of its annual report with SIPC.

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

Due to our close affiliation with MP Securities, we are subject to related party transaction disclosure issues under federal and state securities laws and rules adopted by FINRA. In particular, related party transactions can raise regulatory concerns:

•	in determining whether MP Securities meets its net capital requirements;
•	in whether the allocation of costs is fairly treated in any expense sharing arrangements, or management services agreements entered into with the Company;
•	with regard to compensation paid to sales representatives in selling proprietary securities products offered by the Company; and
•	complying with the suitability, know your customer, and fair practices and dealings obligations under federal and state law and rules imposed by FINRA on broker-dealer firms.

MP Securities is also subject to FINRA’s review and policies governing disclosure practices when offering proprietary securities products, training its staff to identify and manage conflicts of interest, and reporting on significant conflict issues, including the firm’s adopted measures to identify and manage conflicts, to the MP Securities Board of Managers and its Chief Executive Officer.

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

Regulation of Investment Advisers

On July 11, 2013, the State of California granted its approval for MP Securities to provide investment advisory services. As a California registered investment advisory firm, MP Securities is required to develop and maintain compliance procedures, record keeping procedures, comply with custody rules, marketing and disclosure obligations. MP Securities is also subject to the Investment Advisers Act of 1940, as amended, and related regulations. The SEC is authorized to institute proceedings and impose fines and sanctions for violation of the Investment Advisers Act. In addition to ensuring MP Securities’ compliance with federal and state laws governing its activities as a California registered investment advisory firm, the California DFPI requires that representatives hired by MP Securities meet certain qualification requirements, including complying with testing requirements and examinations.

Our failure to comply with the requirements of the Investment Advisers Act, related SEC rules or regulations, and provisions of the California Corporations Code and Code of Regulations could have a material effect on us. We believe we are in full compliance in all material aspects with SEC requirements and California laws and regulations. As MP Securities hires new registered investment advisers, it will be required to monitor its compliance with SEC and DFPI regulations.

Fiduciary Standards

The Dodd-Frank Act authorized the SEC to consider whether broker-dealer firms should be held to a standard of care similar to the fiduciary standard applied to registered investment advisors. Although the SEC has not adopted the fiduciary rule for broker-dealer firms, the DOL issued final regulations in April 2016 which expanded the definition as to who will be deemed to be an “investment advice fiduciary” under the Employment Retirement Income Security Act of 1974 (“ERISA”). DOL also issued a new prohibited transaction exemption generally known as the best interest contract exemption designed to address conflicts that may arise when a person provides advice to a retail investor that may be vulnerable to conflicts of interest involving the advisory firm.

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

Regulation Best Interest Standard

The Regulation Best Interest standard was adopted by the U.S. Securities and Exchange Commission on June 5, 2019 and became effective on September 10, 2019 (“Reg BI”). Under Reg BI, a new standard of conduct has been established for broker-dealer firms and their sales personnel when making a recommendation to purchase a security to a retail investor. Under Reg BI, a broker-dealer firm must act in the best interest of the retail customer at the time the recommendation is made and comply with the following component obligations:

(i)

furnish disclosures regarding the material fees and costs that apply to the investor’s account, type and scope of services provided by the broker-dealer firm, minimum account size, the general basis and investment approach of the broker-dealer firm, and disclosure of any material facts relating to a conflict of interest that may affect a broker-dealer’s recommendation;

(ii)	exercise reasonable diligence, care, and skill in making the recommendation;
(iii)	establish, maintain, and enforce written policies and procedures reasonably designed to address conflicts of interest; and
(iv)	establish, maintain, and enforce written policies and procedures reasonably designed to achieve compliance with Reg BI.

With the adoption of Reg BI, state securities regulators may impose or require more rigorous investor suitability standards than those, which are set forth above. In addition, there is inadequate administrative or case law which can give guidance as to how Reg BI will be interpreted. Finally, the Company may need to impose more rigorous quantitative suitability standards for investments made in our investor notes in the future if one or more state regulators adopt more stringent suitability regulations or policies pursuant to Reg BI.

Privacy Standards

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. We are subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require us to disclose our privacy policy, including identifying with whom we share “non-public personal information” to our investors and borrowers at the time of establishing the customer relationship and annually thereafter. The State of California’s Financial Information Privacy Act also regulates consumer’s rights under California law to restrict the sharing of financial data. In recent years, there has been a heightened legislative and regulatory focus on data security, including requiring customer notification in the event of a data breach. Congress has held several hearings in the subject and legislation has been introduced which would impose more rigorous requirements for data security and response to data breaches. As MP Securities expands its investment advisory business operations, it will also need to monitor regulatory initiatives promulgated under Dodd-Frank that affect investment advisers.

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

Our ability to finance our operations and repay maturing obligations to our investors and credit facility lenders substantially depends on our ability to raise funds from the sale of our debt securities. Several factors affect our ability to sell our debt securities including:

•	quality of the mortgage loan assets we own;
•	the profitability of our operations; and
•

limitations imposed under our credit facility arrangements and trust indenture agreements that contain restrictive and negative covenants that may limit our ability to borrow additional sums or sell our publicly and privately offered debt securities.

Unexpected large withdrawals by investors that hold our debt securities can negatively affect our overall liquidity.

We have expanded our methods of raising funds, including selling participations in our mortgage loan investments, and expanding the sales of our debt securities to Christian ministries, institutional, and retail investors, as well as faith-based organizations and ministries. If this strategy is not viable, we will need to find alternative sources of borrowing to finance our operations. If we are unable to raise the funds we need to implement our strategic objectives, we may have to sell assets, deleverage our balance sheet, and reduce operational expenses.

We depend on repeat purchases by a significant number of investors in our debt securities to finance our business.

A significant percentage of the investors who purchase our debt securities roll their matured note into a new note. Historically, we have been able to maintain a high rate of renewal investments. If the rate of repeat investments declines, our ability to maintain or grow our asset base could be impaired. The table below shows the renewal rates of our maturing notes over the prior three years:

2020	60%
2019	75%
2018	62%

Our growth is dependent on leverage, which may create other risks.

We use leverage, which means borrowing to invest in mortgage assets. This mechanism creates net interest income for the Company. Our Board of Managers has overall responsibility for our financing strategy. Our success is dependent, in part, upon our ability to manage our leverage effectively. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns. To generate a quick sell on a non-cash asset, the asset often sells at a discount. There can be no assurance that we will be able to meet our debt service obligations; and, if we must quickly sell assets to meet our debt service obligations, we risk incurring a loss on of some or all of those assets.

Our reserves for loan losses may prove inadequate, which could have a material, adverse effect on us.

Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses. As of December 31, 2020, our allowance for loan loss totaled $1,516 thousand or 1.28% of our total loans.

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

Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital levels. Given the total amount of our allowance for loan losses, an adverse collection experience in a small number of loans could require an increase in our allowance. See the section captioned “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report for further discussion related to our process for determining the appropriate level for the allowance for loan losses.

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

Our troubled assets could increase significantly if additional borrowers become delinquent and we are unsuccessful in managing our non-performing assets. This in turn could have a material, adverse effect on our results of operations and financial condition. At December 31, 2020, $6,482 thousand, or 4.5%, of our total assets, were deemed to be non-performing, as compared to $13,601 thousand, or 8.8%, at December 31, 2019.

A portion of our mortgage loans collateralizes our credit facilities; therefore, these pledged assets will be unavailable to meet our unsecured debt obligations.

Our term-debt credit facility and our line of credit requires that we secure them with mortgage loans, maintaining a minimum collateralization ratio (“MCR”) of at least 120% on each credit facility. Loans pledged as collateral to the term-debt credit facility or line of credit will be unavailable for other cash flow purposes, including meeting our unsecured debt obligations. As of the date of this Report, we are in compliance with our MCR covenants as required by our credit facilities.

The following table shows the recorded balance of loans pledged and not pledged as collateral as of December 31, 2020 (dollars in thousands):

Recorded Loan Balance
Collateral pledged to term-debt	$61,319
Collateral pledged to Secured Investor Notes	9,090
Collateral pledged to line of credit	7,213
Loans not pledged	40,725
Total loans	$118,347

The loans pledged to satisfy collateral requirements for debt facilities and secured investor notes will not be available to meet our unsecured debt obligations. Therefore, a default on this credit facility could reduce the availability of other assets on our balance sheet, and adversely affect our liquidity and ability to repay our investor notes.

We may not be able to refinance our existing credit facility with an institutional lender on attractive terms.

Our term-debt credit facility matures with a balloon payment due on November 1, 2026. As of December 31, 2020, the outstanding balance on our credit facility is $51.4 million. While we expect that we will be able to retire, pay-off or refinance the facility on or before November 1, 2026, no assurances can be given that we will be able to find a replacement credit facility on attractive terms.

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

We are dependent on the industry knowledge, professional skillsets, institutional contacts, and overall financial services experience of our senior management team. We rely on our management team to develop relationships with institutional and faith-based ministry investors, lenders, financial institutions, broker-dealer and investment advisory firms, ministries, and individual investors. We also rely on our management team to develop new products and services for our clientele, as well as the continued expansion of complimentary lines of business to diversify the Company’s value proposition further. We can give no assurances that we will be able to recruit and retain qualified senior managers that will enable us to achieve our core strategic objectives and continue to grow our business profitably.

Our broker-dealer and investment advisory business depends on fees generated from the distribution of financial products and advisory fees.

One of our strategic objectives is to increase non-interest revenues from fees generated from the distribution of financial products, such as mutual funds and annuity products. Changes in the structure or amount of fees paid by sponsors of these products could directly affect our non-interest revenue. In addition, if these products experience losses or increased investor redemptions, the revenue we earn on these products may decline.

The ability to attract and retain qualified financial advisors and associates is critical to MP Securities’ continued success.

As we continue to expand our non-interest revenue sources, we will need to expand our team of qualified investment and financial advisors that complement the services we provide to our clients. Turnover in the financial services industry with broker-dealer and advisory firms is high. If we are unable to recruit and retain qualified professionals, we could jeopardize our strategic goal of increasing non-interest income, thereby adversely affecting our net earnings and financial condition.

Our systems may experience an interruption or breach in security, which could subject us to increased operating costs as well as litigation and other liabilities.

We rely heavily on communications and information systems to conduct our business, process, transmit, and store electronic financial information. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our critical business systems. The secure transmission of confidential information over the Internet and other electronic transmission and communication systems is essential to maintaining customer confidence in our services. Security breaches, computer viruses, acts of vandalism, and developments in computer capabilities could result in a breach or breakdown of the technology we use to protect customer and investor information and transaction data.

While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption, or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. We rely on third parties in processing our transactions. Any breakdown or failures of their systems or capacity constraints could adversely affect our operations. The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss of a borrower, investor, or customer’s business, or expose us to civil litigation and possible financial liability.

Our critical business systems may fail due to events out of our control, such as:

•	unforeseen catastrophic events;
•	cyber attacks;
•	human error;
•	change in operational practices of our system vendors; or
•	unforeseen problems encountered while implementing major new computer systems or upgrades to existing systems.

These events could potentially result in data loss and adversely affect our ability to conduct our business. As of the date of this annual report, to our knowledge, we have not experienced any material impacts relating to cyber attacks or information system security breaches.

From time to time, we have engaged in transactions with related parties and our policies and procedures regarding these transactions may be insufficient to address any conflicts of interest that may arise.

Under our code of business conduct, we have established procedures regarding the review, approval, and ratification of transactions that may give rise to a conflict of interest between us and any employee, officer, board member, equity owner, trustee, their immediate family members, other businesses under their control, and other related persons. In the ordinary course of our business operations, we have ongoing relationships and engage in transactions with several related entities. This includes transactions with our equity owners. Conflicts of interest are inherent in any transactions involving credit facilities, funds on deposit with, mortgage loans purchased, sold, participated, or serviced in our dealings with our equity owners. While the Company believes that it has taken reasonable measures to mitigate any risks, these procedures may not be sufficient to address conflicts of interest that may arise.

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

A number of factors that we cannot control affect the market in which we operate. These factors can have a potentially significant, negative impact on our business. These factors include, among other things:

•	interest rates and credit spreads;

•	the availability of credit, including the price, terms, and conditions under which it can be obtained;
•	loan balances relative to the value of the underlying real estate assets;
•	default rates on special purpose mortgage loans for churches and ministries, and the amount of the related losses;
•	the actual and perceived state of the real estate markets for church properties and special use facilities;
•	deterioration of local, global, and national economic conditions including epidemics or pandemics that may affect the local or global economy; or
•	unemployment rates.

Significant declines in the value of real estate related assets, impairment of our borrowers’ ability to repay their obligations, and illiquidity in the markets for real estate related assets can adversely affect our mortgage loan investments, financial condition, and income.

The long-term impact of the Covid-19 pandemic on our church and ministry loans cannot be determined at this time.

The Covid-19 pandemic has caused major disruptions in the U.S. economy and has caused churches, Christian schools, and ministries to make significant changes in the conduct of their operations, programs and in-person meeting schedules. Our business relies, to a significant degree, on the ability of our ministry borrowers to make loan payments on a timely basis. The long-term impact of the pandemic on our borrowers cannot be determined at this time. A significant disruption in giving trends resulting from ongoing pandemic related causes could have a material impact on the timing of loan payments made by our borrowers, our liquidity, loan loss reserves and our financial condition.

We have granted limited payment relief to certain borrowers adversely impacted by COVID-19.

For the year ended December 31, 2020, we offered loan payment relief to borrowers that have been materially impacted by the economic effects of the pandemic. For borrowers that we have granted payment relief to, we did not extend the maturity dates of the loans and we added any deferred payments to the principal balances due at maturity. Of the 145 loans held at December 31, 2020, we have granted short-term deferrals to 35 borrowers. As of December 31, 2020, only three loans remain on either a full or partial payment deferment while the remaining borrowers to which the Company granted payment relief have resumed making contractual payments on their loans.

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

Any sustained period of increased payment delinquencies, foreclosures, or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell, and securitize loans. These events would significantly harm our revenues, results of operations, financial condition, liquidity, and business prospects.

The Company is subject to interest rate risk.

Interest rate fluctuations and shifts in the yield curve may cause losses. Our primary interest rate exposures relate to our mortgage loan investments and floating rate debt obligations. Typically, our loan investments provide for a fixed interest rate with a five-year interest rate adjustment or maturity date. Our term-debt borrowings are also at a fixed interest rate, providing a stable cost of funds at 2.52%. A significant portion of our borrowing arrangements with our note investors, however, provides for variable rates of interest that are indexed to short-term borrowing rates or fixed rates on short-term maturities.

Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur on our interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, our ability to originate and acquire mortgages, and the market value of our mortgage investments. In the event of a significant rising interest rate environment, default by our mortgage loan obligors could increase our losses and negatively affect our liquidity and operating results.

Our ability to expand the size of our loan portfolio is dependent on our ability to obtain debt financing at rates that provide a positive net spread. We have used borrowing facilities obtained from institutional lenders and relied upon offerings of debt securities in SEC registered offerings and private placement offerings to fund our mortgage loans investments. Our ability to fund future investments will be severely restricted if spreads on debt financing widen or if availability of credit facilities ceases to exist. In addition, an increase in our borrowing costs could decrease the spread we receive on our mortgage loan investments, which could adversely affect our ability to pay interest and redeem the outstanding debt securities as they mature.

Regulatory compliance failures could adversely affect our reputation, operating business, and core strategic objectives.

We rely on publicly offered debt securities to fund a substantial portion of our operations. As a result, we are subject to U.S. securities laws, rules, and regulations publicized by the SEC and applicable state securities statutes. Our subsidiary, MP Securities, is subject to oversight from the SEC, FINRA, the Department of Insurance, California’s Department of Financial Protection and Innovation (formerly Department of Business Oversight), and securities regulators in the states where MP Securities conducts business. To the extent MP Securities engages in securities and insurance-related activities in a particular state, state securities and insurance administrators will have jurisdiction over the activities of our broker-dealer affiliated entity. As a registered broker-dealer and FINRA member, MP Securities is required to maintain registrations under the securities laws in those states in which it conducts business. The failure to comply with obligations imposed by any regulatory authority binding on our subsidiaries or us or to maintain any of the required licenses or permits could result in investigations, sanctions, and reputation damage.

Risks Related to Our Mortgage Loan Investments

We are subject to risks related to prepayment of mortgage loans held in our portfolio, which may negatively affect our business.

Generally, our borrowers may prepay the principal amount of their mortgage loans at any time. There is intense competition from financial institutions that are looking to make commercial loans at competitive rates to qualified borrowers. If a significant number of borrowers refinance their loans with other lenders,  our profitability could be adversely affected.

We are subject to the risks associated with loan participations, such as less than full control rights.

We have sold participation interests in loans we have originated and service. We may need the consent of the parties to which we have sold the participation interest to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in the event of default, and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but must comply with if our participation interest represents a minority interest. The lack of full control on participation interests sold may adversely affect our business.

Church revenues fluctuate and may substantially decrease during times of economic hardship and global pandemics.

Generally, to pay their loans, churches depend largely on revenues from church member contributions. Donations typically fluctuate over time for a number of reasons, including, but not limited to:

•	changes in church leadership and church membership;
•	local unemployment rates, credit conditions and real estate markets; and
•	other local economic conditions, including epidemics or pandemics that may affect the local economy.

When a mortgage loan is made to a church, the senior pastor usually plays a critical role in determining whether the loan will be repaid.

The senior pastor of a church ministry usually performs a critical role in the leadership, management, effectiveness of the church’s governance and conflict of interest practices, and continued viability of the church. A leadership crisis faced by a church that loses its senior pastor due to death, disability, resignation, or retirement can negatively impact the church’s ability to meet its debt service obligations on a mortgage loan we make.

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

Because we invest in specialized purpose mortgage loans, our loan portfolio is generally riskier than if it were diversified.

We are among a limited number of non-bank financial institutions specialized in providing loans to evangelical churches and church organizations. Specialized properties secure our loans and the secondary market for these loans remains regional and limited. Our mortgage loan agreements require that the borrower adequately insure the property. This requirement secures the loan against liability and casualty loss. However, certain types of losses, generally those of a catastrophic nature such as earthquakes, floods or storms, health emergencies such as the COVID-19 pandemic, and losses due to civil disobedience, are either uninsurable or are not economically insurable. If an uninsured loss destroys a property, we could suffer loss of all or a substantial part of our mortgage loan investment.

Our loan portfolio is concentrated geographically and focused on loans to churches and religious organizations.

The Company has 14% and 23% of the balance of its loan portfolio located in the states of California and Maryland, respectively. Economic conditions in each of these states could differ in a significant manner from the loan investments we have made in other states and the real estate values which serve as collateral in those two states will depend, to a substantial degree, on the real estate markets in those markets.

We may suffer losses on loans due to not having all of the material information relating to a potential borrower at the time that we make a credit decision with respect to that potential borrower or at the time we advance funds to the borrower.

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

Our borrowers may experience operational or financial problems that, if not timely addressed by us, could result in a substantial impairment or loss of the value of our loan to the borrower. We may fail to identify problems because our borrowers did not report them in a timely manner or, even if the borrower did report the problem, we may fail to address it quickly enough, or at all. We attempt to minimize our credit risk through prudent loan approval and monitoring practices in all categories of our lending. However, we cannot assure you that such monitoring and approval procedures will reduce these lending risks. We also cannot assure you that our credit administration personnel, policies, and procedures will adequately adapt to changes in economic or any other conditions affecting our borrowers and the quality of our loan portfolio. As a result, we could suffer loan losses that could have a material adverse effect on our revenues, net income, and results of operations.

We make assumptions about the collectability of our loan portfolio.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If we determine that it is probable that we will not be able to collect all amounts due to us under the terms of a particular loan agreement, we could be required to recognize an impairment charge or a loss on the loan unless the value of the collateral securing the loan exceeds the carrying value of the loan. If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause one or more borrowers to become unable to make payments under their loans, we could be required to recognize impairment charges. These charges could result in a material reduction in earnings in the period in which the loans are determined to be impaired. The impairment may adversely affect, perhaps materially, our financial condition, liquidity, and ability to make debt service payments.

Some of our mortgage loan investments currently are, and in the future may be, non-performing loans or may be restructured, which are subject to increased risks relative to performing loans.

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

In that event, the value of the real property security may prove insufficient to recover the amount of our investment. Even though we may obtain an appraisal of the property at the time we originate the loan, the property’s value could decline because of a number of subsequent events, including:

•	uninsured casualty loss (such as an earthquake or flood);
•	a decline in the local real estate market;
•	undiscovered defects on the property;
•	waste or neglect of the property;
•	a downturn in demographic and residential trends;
•	epidemics or pandemics that may affect the local or global economy;
•	environmental hazards;
•	a decline in growth in the area in which the property is located; and
•	churches and church-related properties are generally not as marketable as more common commercial, retail, or residential properties.

The occurrence of any of these events could severely impair the market value of the security for our mortgage loan investments. In the event of a default under a mortgage loan held directly by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. Foreclosure of a church mortgage can be an expensive and lengthy process, which could have a significant effect on our anticipated return on the foreclosed mortgage loan. Such delays can cause the value of the mortgaged property to deteriorate further. The properties also incur operating expenses pending their sale, including property insurance, management fees, security, repairs, and maintenance. Any additional expenses incurred could adversely affect our ability to recover the full value of our collateral.

There is risk we may incur losses when we acquire properties through the foreclosure of one of our mortgage loan investments.

When we acquire a property through foreclosure, we value the property and its related assets and liabilities. For these foreclosed properties, we base the initial real estate owned value on the estimated collateral value, obtained through an appraisal, net of estimated selling costs. We may recognize a loss if the fair value of the property internally determined upon acquisition is less than the previous carrying amount of the foreclosed loan.

In addition, if we foreclose on a mortgage loan and take legal title to the real property, we could become responsible for real estate taxes levied and assessed against the foreclosed property as well as other costs such as property maintenance and insurance costs. These costs would be our financial responsibility and could reduce our recovery on our investment.

Risks of cost overruns and non-completion of the construction or renovation of the mortgage properties securing construction loans we invest in may have a material and adverse effect on our investment.

The renovations, refurbishment, or expansion by a borrower of a mortgage property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a mortgage property up to standards established for the market position intended for that property might exceed original estimates, possibly making a project uneconomical. Such delays and cost overruns are often the result of events outside both our and the borrower’s control such as material shortages, labor shortages and strikes, pandemics, and unexpected delays caused by weather and other acts of nature. In addition, environmental risks and construction defects may cause cost overruns, and completion delays. If the borrower does not complete such construction or renovation in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of the borrower’s revenues impacting their ability to make their payments on our loan.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Corporate Offices

As of December 31, 2020, the Company conducts most of its operations from its main corporate office at 915 West Imperial Highway, Suite 120, Brea, California. In addition, the Company has one primary branch office located in Fresno, California. The Brea corporate office and Fresno branch locations have operating leases. Ministry Partners Securities, LLC also maintains networking agreement office locations in Glendora, California and Elgin, Illinois.

Item 3.	LEGAL PROCEEDINGS

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. In October 2020, the Company settled a civil action filed against it for wrongful termination of employment and other claims by a former employee, and the suit was dismissed. The settlement amount had no material impact on the Company’s financial position or results of operations. As of December 31, 2020, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units. As of December 31, 2020, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Preferred Units were issued, with 11 holders of record.

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

Our Series A Preferred Unit holders are also entitled to receive 10% of our net profits after subtracting the amount of quarterly Series A Dividends paid earned for any fiscal year. This payment will be made to holders of the Series A Preferred Units on a pro rata basis. We accrued $183 thousand and $171 thousand in net profits to distribute to our Series A Preferred Units holders for the years ended December 31, 2020 and 2019, respectively. This increased the amount of distributions declared on our Series A Preferred Units for the fourth quarters of 2020 and 2019 by $1.565 per unit and $1.461 per unit, respectively.

The remaining balance of any profits will be allocated to all holders of our Class A Units based on their ownership percentage. For 2020, we made no distributions to the holders of our Class A Units.

During December 31, 2020 and 2019, we declared distributions on our Series A Preferred Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2020	2019
First	$0.311	$0.730
Second	0.198	0.605
Third	0.154	0.575
Fourth	1.714	2.027
Total distributions per Unit	$2.377	$3.937

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

7
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion regarding our financial statements should be read in conjunction with the and notes thereto included in this Annual Report beginning at page F-1.

OVERVIEW

We generate our revenue primarily through our church lending portfolio and secondarily through fees generated from our investment and insurance products and services. While we generate the majority of our revenue through interest income, our strategy is to increase the diversification of our revenue sources. A diversified revenue stream may reduce the risk to the Company if economic factors, such as changes in interest rates, decrease our interest income. We also focus on improving our operating efficiency and capital position by increasing the revenue generated for each dollar of expense incurred to run the business. Increased capital helps mitigate risk in economic down cycles. In addition, we are focusing on reducing risk to our lending revenue by improving the quality of our loan portfolio, assessing the financial strength of our borrowers, and working with borrowers to restructure, refinance, and/or liquidate these investments when necessary.

In order to continue to achieve our objectives, protect the investment made by our note holders, and maximize the value of our equity holders’ investment, we will continue to focus on:

•

working with credit unions and other CUSOs to serve the needs of their members and owners, expand our own client base, and increase our income from broker-dealer services as well as loan servicing and origination fees;

•	increasing our revenue from broker-dealer related services by expanding our sales staff;
•	increasing revenue through the sale of loan participation interests;
•	managing the size and cost structure of our business to match our operating environment and capital funding efforts;
•	increasing our capital through growth in earnings;
•	optimizing our balance sheet size as we seek to improve the quality of our loan investments and originating profitable new loans;

•	managing and strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets, and ultimately realizing the benefit of our investments;
•	increasing the sale of our investor debt securities with the objective of maintaining a stable balance sheet by replacing contractual pay downs on our credit facility borrowings; and
•	maintaining adequate liquidity levels.

COVID-19 Impact on the Company’s Business

Our borrowers are primarily churches, Christian schools, educational institutions, and faith-based ministries. To support our borrowers during COVID-19 pandemic we granted various payment relief options to the borrowers impacted by the pandemic. Interest continued to accrue under loans to which the Company granted payment relief. During the year ended December 31, 2020, the Company granted deferral requests of various terms to 35 borrowers. The vast majority of these borrowers have resumed their contractual payment with three borrowers still under a COVID-19 related payment concession as of December 31, 2020.

In management’s view, the payment deferrals we made during the year ended December 31, 2020 did not have a material impact on the Company’s cash position or its revenue. For payment deferral requests the Company granted, the maturity date of the mortgage note was not extended. While deferred payments increased the principal amount due at maturity on these loans, the Company’s net income and liquidity have not been adversely affected.

Many of the initial shutdown orders that began in March 2020 have been gradually lifted and some churches have begun holding worship services in their facilities. In addition, several vaccines have begun to be distributed that are expected to reduce to spread of COVID-19. However, if the vaccines are not effective in preventing the spread of COVID-19, some state governments may reinstate restrictions on church meetings. As of the date of this Report, the impact these new restrictions may have on our borrowers’ revenue and their ability to make their loan payments remains unknown.

The Company will continue to monitor the impact of COVID-19 on the borrowers it serves, taking into account regional differences in the adverse effects and impact of the pandemic throughout the U.S. As a result, the Company may need to work with churches that have been substantially impacted by the economic effects of the pandemic and may need to grant additional deferrals during 2021. At this time, there is no legislative relief that would permit the Company to classify COVID-19 related deferrals granted after December 31, 2020, as a non-troubled debt restructure.

Financial Performance Summary for the Two-Year Period ended December 31:

(dollars in thousands)

	2020	2019
Broker-dealer commissions and fees	$762	$1,415
Total income	11,788	11,724
Provision (credit) for loan losses	188	(544)
Total non-interest expenses	5,009	5,185
Net income	2,116	2,001
Cash, cash equivalents, and restricted cash	21,973	26,045
Loans receivable, net of allowance for loan losses of $1,516 and $1,393 as of December 31, 2020 and 2019, respectively	116,121	128,843
Total assets	143,093	158,021
Term-debt	51,516	71,427
Notes payable, net of debt issuance costs	76,194	73,046
Total equity	12,908	11,071

Summary of Financial Performance

For the year ended December 31, 2020, we recognized net income of $2,116 thousand and increased owners’ equity by $1,837 thousand. 2020 replaced 2019 as the Company’s most profitable year since inception due to a recognition of gain on debt extinguishment of $2,400 thousand during 2020. This gain helped the Company overcome a $653 thousand decrease in broker-dealer commissions and fees during the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease was mainly due to reduced client investment activity related to the uncertainty caused by the COVID-19 pandemic. The gain on debt extinguishment also helped offset a reduction in net interest income of $(1,204) thousand which was caused by the Company holding higher than normal cash positions. Interest income also decreased in 2020 compared to 2019 because during 2019 the Company recovered interest income when non-accrual loans paid off. Management made a decision to maintain substantial cash positions rather than invest in additional loans due to the economic uncertainty during 2020. We generated cash through loan participation sales and sales of our notes payable.

Progress on Strategic Objectives

In 2020, we made continued progress towards our strategic objectives of diversifying our revenue streams, improving the quality of our loan portfolio, maintaining our balance sheet size, and improving operating efficiency. The following discussion focuses on each of these strategic objectives.

Diversified revenue streams

The Company’s management team believes that it will be able to use its capabilities in lending, servicing, and providing investment advisory services to supplement its net interest income with fee income. Our primary sources of recurring non-interest income are:

•

Revenue from our broker-dealer operations: As described above, revenue from this source decreased in 2020. Management believes that if the economy returns to a more normal state in 2021, the Company will be able to improve this revenue stream compared to its results for the year ended December 31, 2020. We also will look to increase this revenue source by expanding our sales force.

•

Loan participation sales: We sold $17,106 thousand in participation loan interests and another $2,721 thousand in loans receivable for the year ended December 31, 2020, while we made no sales in the year ended December 31, 2019. This was a result of management’s focus on maintaining cash balances to improve liquidity in response to the COVID-19 pandemic.

•

Loan servicing fee income: As of December 31, 2020, we serviced $37,962 thousand in loan participations for investors, an increase of 10,998 thousand from December 31, 2019 due to the increase in participation sales as described above. The participation portfolio generated $143 thousand in servicing income in 2020 versus $100 thousand in 2019.

Loan portfolio quality

Historically, when the Company has reported a net loss for the year, the primary reason for the loss has been due to losses on our loan investments or from reserves taken on our allowance for loan losses. In subsequent years, the Company has benefited from recoveries when the loans paid off, the Company disposed of the collateral properties, or when the Company sold the promissory notes or loans. Therefore, the resolution of non-performing loans may contribute either positively or negatively to the Company’s performance. In 2019, two non-accrual loans paid off, resulting in a collection of interest income of $511 thousand. During the year ended December 31, 2020, the Company sold an impaired loan in order to recoup its recorded investment in the loan.

We continue to monitor our loan portfolio very closely and work with borrowers to minimize losses on mortgage loan investments. The Company can often find a solution for borrowers who are in distress, but who are willing and able to work out a compatible solution. Through these efforts, we saw our classified loans decrease by $2,662 thousand to $6,181 thousand at December 31, 2020 as compared to December 31, 2019.

As part of our strategic decision to reposition our loan portfolio, we have continued to focus on originating lower balance loans made to ministries where we can achieve yields that are more favorable. This allows us to avoid deteriorating our margins while reducing overall risk exposure to any one borrower. However, we also have originated larger loans when we are able to find participants to purchase a participation interest in the loan. Servicing loan participations sold generates servicing fee income while allowing us to minimize our risk exposure on the loan. We believe we have found a good mix in loan size that allows us to take advantage of quality lending opportunities. Our average net loan balance (recorded balance) was $816 thousand at December 31, 2020. We believe the relationships we have established with credit unions throughout the United States will enable us to increase the amount of loan participation interests we sell and service for others.

Maintaining balance sheet size

Our strategy in 2019 and entering 2020 was to maintain our balance sheet size rather than increase it as we direct more resources into improving the quality of our existing loan portfolio. However, during the year ended December 31, 2020, we took advantage of an opportunity to pay off a term-debt credit facility with a $15.0 million outstanding principal balance. While paying off the loan reduced our balance sheet size, this opportunity benefited the Company by increasing capital from a $2.4 million gain on debt extinguishment, improving net interest margin, and eliminating the ongoing cash flow requirements to service the debt. While we intend to continue our general strategy of maintaining our balance sheet size, we are willing to take advantage of available opportunities to improve our overall financial position. To that end, on March 5, 2021 we made a prepayment of $14.3 million on our remaining term-debt credit facility. This facility had an outstanding balace of $51.4 million as of December 31, 2020.

Improved operating efficiency

In the last several years, we have worked on improving our operating efficiency. In 2020, we had non-interest expense of $5,009 thousand, a decrease of $(176) thousand from $5,185 thousand in 2019. The decrease for the year ended December 31, 2020 is attributable to reduced employee activity, such as limited travel due to the COVID-19 pandemic.

Financial Condition

The following discussion and analysis compares the results of operations for the twelve months ended December 31, 2020 and 2019 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Comparison of Financial Condition at December 31:

			Comparison
	2020	2019	$ Difference	% Difference
	(dollars in thousands)
Assets:
Cash	$21,922	$25,993	$(4,071)	(16%)
Restricted cash	51	52	(1)	(2%)
Certificates of deposit	1,761	—	1,761	—%
Loans receivable, net of allowance for loan losses of $1,516 and $1,393 as of December 31, 2020 and 2019, respectively	116,121	128,843	(12,722)	(10%)
Accrued interest receivable	798	635	163	26%
Investments in joint venture	884	891	(7)	—%
Property and equipment, net	219	216	3	1%
Foreclosed assets, net	301	301	—	—%
Servicing assets	147	100	47	47%
Other assets	889	990	(101)	(10%)
Total assets	$143,093	$158,021	$(14,928)	(9%)
Liabilities and members’ equity
Liabilities:
Term-debt	$51,516	$71,427	$(19,911)	(28%)
Notes payable, net of debt issuance costs of $33 and $55 as of December 31, 2020 and 2019, respectively	76,194	73,046	3,148	4%
Accrued interest payable	312	266	46	17%
Other liabilities	2,163	2,211	(48)	(2%)
Total liabilities	130,185	146,950	(16,765)	(11%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated deficit	(316)	(2,153)	1,837	(85%)
Total members' equity	12,908	11,071	1,837	17%
Total liabilities and members' equity	$143,093	$158,021	$(14,928)	(9%)

General

Total assets decreased 9% due to the paydown of term-debt described earlier. Loans receivable decreased 10% due to management’s focus on selling participation interests as well as $12,413 thousand in principal collections on loans receivable. Despite the difficult economic environment caused by COVID-19 pandemic, our net notes payable increased by $3,148 thousand. Therefore, despite the term-debt payoff, cash only decreased $4,071 thousand.

Loan Portfolio

Our loan portfolio provides the majority of our revenue, however, it also presents the most risk to future earnings through both interest rate risk and credit risk. Additional information regarding risk to our loans is included in “Part I, Item 1A, Risk Factors”.

Our portfolio consists entirely of loans made to evangelical churches and ministries with approximately 99.9% of these loans secured by real estate. The loans in our portfolio carried a weighted average interest rate of 6.55% at December 31, 2020 and 6.59% at December 31, 2019.

Loan Types

	Year Ended December 31, (dollars in thousands)
	2020		2019
Loans to evangelical churches and related organizations	Amount	% of Portfolio	Amount	% of Portfolio
Real estate secured	$113,930	96.3%	$125,612	95.9%
Construction	4,273	3.6%	5,277	4.0%
Unsecured	144	0.1%	160	0.1%
Total	$118,347	100.0%	$131,049	100.0%

Maturities and Sensitivities of Loans to Changes in Interest Rates

	Dollar Amount of Loans Receivable Maturing (in thousands)
As of	Due 1 Yr or Less	Due 1yr to 5 Yrs	Due After 5 Yrs	Total
December 31, 2020	$19,242	54,169	44,936	$118,347

Included in the table above are 93 adjustable rate loans totaling $82.6 million in gross loans receivable, or 70% of the total balance. Adjustable rate loans reduce the interest rate risk compared to fixed rate loans with similar cash flow characteristics.

Non-performing Assets

Non-performing assets include:

•	non-accrual loans;
•	loans 90 days or more past due and still accruing;
•

restructured loans, except for loans modified in a troubled debt restructuring that were subsequently classified as performing due to the borrowers demonstrated ability to perform on the restructured terms (typically a minimum of six months); and

•	foreclosed assets.

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

From time to time, we determine that certain non-accrual loans are collateral-dependent. When a loan is deemed to be collateral-dependent, the repayment of principal will involve the sale or operation of collateral securing the loan. For these loans, we record any interest payment we receive in one of two methods. If the Company deems that the recorded investment of the loan is fully collectable, we will recognize income on the interest payment received on the cash basis. If we deem that the recorded investment is not fully collectable, we will record any interest payment we receive towards reduction of principal balance. For non-collateral-dependent loans that are on non-accrual status, we recognize income on a cash basis.

We had four non-accrual loans as of December 31, 2020 and six as of December 31, 2019.  During 2020, the Company sold one of the non-accrual loans at approximately its recorded value. The other non-accrual loan is now a performing loan. As detailed in the table below, these activities decreased the balance of our non-performing loans at December 31, 2020 as compared to December 31, 2019.

At December 31, 2020 and December 31, 2019, we had three restructured loans that were on non-accrual status, and two of these loans were over 90 days delinquent at December 31, 2020. In addition, we have five performing restructured loans on accrual status as of December 31, 2020.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	December 31,	December 31,
	2020	2019
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days[2]	$4,185	$5,907
Troubled Debt Restructurings	1,996	1,451
Other Impaired Loans	—	1,485
Total Collateral-Dependent Loans	6,181	8,843
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	—	—
Total Non-Collateral-Dependent Loans	—	—
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	6,181	8,843
Foreclosed Assets[3]	301	301
Total Non-performing Assets	$6,482	$9,144

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

2 Includes $504 thousand of restructured loans that were over 90 days delinquent as of December 31, 2020.

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

General reserves are allowances taken to address the inherent risk of loss in the loan portfolio. We include several factors in our analysis. We weigh these factors for the level of risk represented and for the potential loss in our portfolio. These factors include:

•	changes in lending policies and procedures, including changes in underwriting standards and collection;
•	changes in national, regional, and local economic and industry conditions, including pandemics, that affect the collectability of the portfolio;
•	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;
•	changes in the value of the collateral;
•	the effect of credit concentrations; and
•	the rate of defaults on loans modified as troubled debt restructurings within the previous twelve months.

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

The process of providing an adequate allowance for loan losses involves judgement on the part of management. We strive to maintain the allowance at a level that compensates for losses that may arise from unknown conditions. As a result, losses may differ from current estimates made by management.

The following chart details our allowance for loan losses:

	Allowance for Loan Losses
	as of and for the
	Twelve months ended
	December 31,
	2020	2019
Balances:	($ in thousands)
Average total loans outstanding during period	$119,067	$135,222
Total loans outstanding at end of the period	$118,347	$131,049
Allowance for loan losses:
Balance at the beginning of period	$1,393	$2,480
Provision (credit) charged to expense	188	(544)
Charge-offs
Wholly-Owned First	(65)	(923)
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total	(65)	(923)
Recoveries
Wholly-Owned First	—	380
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total	—	380

Net loan charge-offs	(65)	(543)
Accretion of allowance related to restructured loans	—	—
Balance	$1,516	$1,393

Ratios:
Net loan charge-offs to average total loans	(0.05)%	(0.40)%
Provision (credit) for loan losses to average total loans	0.16%	(0.40)%
Allowance for loan losses to total loans at the end of the period	1.28%	1.06%
Allowance for loan losses to non-performing loans	24.53%	15.75%
Net loan charge-offs to allowance for loan losses at the end of the period	(4.29)%	(38.98)%
Net loan charge-offs to provision (credit) for loan losses	(34.57)%	99.82%

The following table shows the Company’s allocation of loan loss by loan categories as of December 31, 2020.

		Percent of loans
		in each category
Loan Categories	Amount	to total loans
Church loans:
Wholly-Owned First	$1,458	96%
Wholly-Owned Junior	51	3%
Participation First	7	0%
Participation Junior	—	—
Total	$1,516	$99%

Investor Notes Payable

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organization and the ministries they serve. Concurrently, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors. These efforts helped the Company grow its notes payable despite operating in the uncertain economy caused by the COVID-19 pandemic. Our investor notes payable increased by $3,148 thousand during the year ended December 31, 2020. The balance sheet presents our investor notes payable net of debt issuance costs, which have decreased from $55 thousand at December 31, 2019 to $33 thousand at December 31, 2020.

At December 31, 2020, the balances of our outstanding investor debt securities were as follows (dollars in thousands):

		As of		As of
		December 31, 2020		December 31, 2019
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class A Offering	Unsecured	$—	—%	$487	4.20%
Class 1 Offering	Unsecured	9,010	3.94%	22,098	4.02%
Class 1A Offering	Unsecured	48,982	3.16%	32,732	3.85%
Public Offering Total		$57,992	3.28%	$55,317	3.92%

Private Offerings
Subordinated Notes	Unsecured	11,655	4.49%	11,317	5.21%
Secured Notes	Secured	6,580	3.99%	6,467	3.92%
Private Offering Total		$18,235	4.31%	$17,784	4.74%

Total Notes Payable		$76,227	3.53%	$73,101	4.12%

Notes Payable Totals by Security
Unsecured Total	Unsecured	$69,647	3.48%	$66,634	4.14%
Secured Total	Secured	$6,580	3.99%	$6,467	3.92%

Members’ Equity

During the year ended December 31, 2020, total members’ equity increased by $1,837 thousand attributable to net income of $2,116 thousand earned by the Company and offset by dividend distributions of $279 thousand. We did not repurchase or sell any membership equity units during the year ended December 31, 2020.

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

Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have adequate liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be accurate. While our liquidity sources that include cash, reserves, and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets and raise additional debt or equity capital is less certain and less immediate.

Withdrawal requests made by holders of high value notes can also adversely affect our liquidity. We believe that our available cash, cash flow from operations, net interest income, and other fee income will be sufficient to meet our cash needs. Should our liquidity needs exceed our available sources of liquidity, we believe we could sell a portion of our mortgage loan investments at par to raise additional cash; however, we also must maintain adequate collateral, consisting of loans receivable and cash, to secure our term-debt and secured notes.

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 26% at December 31, 2020, which is above the minimum set by our policy. This was  a decrease from 32% at December 31, 2019 primarily due to the paydown of the term loan.

We review our liquidity position on a regular basis to analyze our current position and expected trends of loan closings and sales of investor notes. Management believes that we maintain adequate sources of liquidity to meet our liquidity needs. Some of the material liquidity events that would adversely affect our business are listed below:

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

COVID-19 Impact on the Company’s Liquidity

In response to the uncertainty created from the COVID-19 pandemic, management began to generate liquidity from its loans receivable portfolio by selling participation interests in its loans receivable. During the year ended December 31, 2020, the Company generated cash from loan sales of $19,827 thousand, including $17,106 thousand related to the sale of loan participation interests. We plan to continue to raise additional cash through loan and investor note sales, if necessary, to keep sufficient levels of cash available to meet our debt obligations to investors as well as obligations under our term-debt credit facilities.

Cash, restricted cash, and certificates of deposit were $23,734 thousand ($23.7 million) as of December 31, 2020 and our liquidity ratio was 26%. These liquidity levels are significantly higher than the cash amounts the Company has historically carried.

Due to management’s desire to provide liquidity and safety for our investors amid the general uncertainty during the initial stage of the pandemic, MP Securities applied for and received a Paycheck Protection Program Loan (“PPP loan”) for $111 thousand. The maturity date of the loan is April 27, 2022. As of March 5, 2021, this loan was forgiven by the SBA under the provisions of the CARES Act.  The Company no longer bears any liability for principal or interest due on the loan.

Debt Securities

The sale of our debt securities is a significant component in financing our mortgage loan investments. Through sales of our publically offered notes and privately placed investor notes, we expect to fund new loans, which we can hold either to receive interest income or to sell to participants to generate servicing income and gains on loan sales. We also use the cash we receive from investor note sales to fund general operating activities.

At December 31, 2020, our investor notes had future maturities during the following twelve-month periods ending December 30 (dollars in thousands):

2021	$27,514
2022	11,764
2023	6,517
2024	10,294
2025	20,138
$76,227

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate has been stable over the last several years.

The table below shows the renewal rates of our maturing notes over the last three years.

2020	60%
2019	75%
2018	62%

Short-term Credit Facilities

Warehouse Line of Credit Short-Term Funding: KCT CU Warehouse line of credit

On September 30, 2020, we opened a $7.0 million warehouse line of credit with KCT, which will enable the Company to fund loans and warehouse them until sold without using long-term borrowing facilities or investor notes (the “KCT Facility”). The KCT Facility is a short-term demand credit facility with a one-year maturity date of September 30, 2021. The KCT Facility will automatically renew for another one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement. We may draw funds on the KCT Facility at any time until the line is fully drawn. Repayment of each advance is due one hundred and twenty (120) days after the advance is made or earlier in the event that a collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such deficiency. To secure our obligations under the KCT Facility, we have agreed to grant a priority first lien and security interest in certain of our mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT Facility. The minimum ratio must equal at least 120%. The KCT Facility contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at December 31, 2020. As of December 31, 2020 the KCT warehouse line of credit had no outstanding balance.

Term-debt Credit Facilities

We have funded a significant portion of our balance sheet through our term-debt. Because the term-debt has a fixed rate until the facilities mature in 2026, it provides a stable cost of funds.

The table below is a summary of the Company’s credit facilities (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$51,405	$450	11/1/2026	$61,319	$—
PPP Loan	1.000%	Fixed	$111	$—	4/27/2022	$—	$—

We cannot borrow additional funds on these facilities; therefore, we will need to find a new funding source when the facility matures. If we cannot find an alternative source of funding, we will have to shrink our balance sheet, which may reduce our net interest income. However, management reduced this risk on September 25, 2020 by paying off the remaining balance of $15 million on one of the term-debt credit facilities. In addition, on

March 5, 2021, the Company paid down another $14.3 million on the remaining term-debt credit facility, further reducing the need to replace this term-debt in the future.

As of the date of this Report, our only source of funds to pay down our term-debt credit facilities are our earnings, the debt securities we sell, and net cash flow from our loans receivable portfolio. Our warehouse line of credit from KCT cannot be used to pay down our term-debt, as it is only available to warehouse new loan originations.

The following table shows the maturity schedule on our credit facilities for the next five years and thereafter as of December 31, 2020 (dollars in thousands):

2021	$4,156
2022	4,372
2023	4,370
2024	4,479
2025	4,596
Thereafter	29,543
$51,516

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants, including maintaining a minimum collateralization ratio of at least 120% for the Term-Loan Credit Facility. Failure to comply with our covenants could require all interest and principal to become due. As of December 31, 2020, we are in compliance with our covenants on our notes payable and term debt.

•	For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable of Part II, Item 8. of this Report.
•	For additional information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part II, Item 8. of this Report.

Results of Operations:

For the year ended December 31, 2020

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Twelve Months Ended December 31,
	(Dollars in Thousands)
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$26,929	$161	0.60%	$20,200	$343	1.70%
Interest-earning loans [1]	118,124	8,182	6.91%	135,202	9,812	7.28%
Total interest-earning assets	145,053	8,343	5.74%	155,402	10,155	6.55%
Non-interest-earning assets	7,995	—	—%	7,149	—	—%
Total Assets	153,048	8,343	5.44%	162,551	10,155	6.26%

Liabilities:
Notes payable gross of debt issuance costs	74,443	2,717	3.64%	75,485	3,110	4.13%
Term-debt	64,906	1,639	2.52%	74,131	1,867	2.52%
Total interest-bearing liabilities	$139,349	4,356	3.12%	$149,616	4,977	3.34%
Debt issuance cost		99			86
Total interest-bearing liabilities net of debt issuance cost	$139,349	4,455	3.19%	$149,616	5,063	3.39%

Net interest income		$3,888			$5,092
Net interest margin			2.67%			3.29%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended
	December 31, 2020 vs. 2019
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$89	$(271)	$(182)
Interest-earning loans	(1,148)	(482)	(1,630)
Total interest-earning assets	(1,059)	(753)	(1,812)
Increase (Decrease) in Interest Expense:
Notes payable gross of debt issuance costs	(310)	(83)	(393)
Term-debt	(228)	—	(228)
Debt issuance cost	—	13	13
Total interest-bearing liabilities	(538)	(70)	(608)
Change in net interest income	$(521)	$(683)	$(1,204)
Net interest income decreased 24% during the year ended December 31, 2020. Net interest margin decreased 62 basis points to 2.67% for the year ended December 31, 2020. This decrease was due to reduced interest income on both of our primary sources of interest income: interest-earning accounts with other financial institutions and interest-earning loans. Reduced interest-expense on notes payable and term-debt offset the decreased earnings somewhat as explained below.

The decrease in yield on interest-earning loans was due to both volume and rate variance. The volume variance was due to the lower average loan balances as the Company sold participation loan interests to increase cash balances due to the uncertainty of the economy caused by COVID-19. The rate variance on the interest-earning loans was due to the Company collecting and recognizing interest when two non-accrual loans paid off during 2019. On payoff, the Company was able to collect $511 thousand of interest income previously allocated to principal when the loans were on non-accrual basis. The weighted average rate on the loan portfolio decreased slightly from 6.59% to 6.55% during the year ended December 31, 2020. The rate variance decrease on interest-earning accounts with other financial was due to the decrease in average yield on these accounts of 110 basis points. The decrease was due to overall market interest rates declining over the last twelve months caused by the Federal Reserve’s monetary response to the COVID-19 pandemic. The volume variance was due to the Company holding higher cash balances as described previously.

Offsetting the decrease in interest income, total interest expense decreased by $608 thousand for the year ended December 31, 2020. This was mostly due to both a decrease in average balance on investor notes payable and a decrease in average balance on term-debt. The decrease in average balance on term-debt was due to the $15 million payoff of a portion of term debt in September 2020, as well as contractual monthly principal payments made on the term-debt.

Provision and non-interest income and expense

	Twelve months ended
	December 31,		Comparison
	(dollars in thousands)
	2020	2019	$ Change	% Change
Net interest income	$3,888	$5,092	$(1,204)	(24%)
Provision (credit) for loan losses	188	(544)	732	100%
Net interest income after provision (credit) for loan losses	3,700	5,636	(1,936)	(34%)
Non-interest income
Broker-dealer commissions and fees	762	1,415	(653)	(46%)
Other lending income	283	154	129	84%
Gain on debt extinguishment	2,400	—	2,400	—%
Total non-interest income	3,445	1,415	2,030	143%
Non-interest expenses:
Salaries and benefits	2,868	2,810	58	2%
Marketing and promotion	238	275	(37)	(13%)
Office occupancy	179	177	2	1%
Office operations and other expenses	1,353	1,483	(130)	(9%)
Foreclosed assets, net	11	97	(86)	(89%)
Legal and accounting	360	343	17	5%
Total non-interest expenses	5,009	5,185	(176)	(3%)
Income before provision for income taxes	2,136	2,020	116	6%
Provision for income taxes and state LLC fees	20	19	1	5%
Net income	$2,116	$2,001	$115	6%

Provision

Net interest income after provision for loan losses decreased by $1,936 thousand for the year ended December 31, 2020. This decrease was primarily due to a credit for loan losses recorded during 2019 but not in the year ended December 31, 2020.

Non-interest income

The increase in non-interest income shown above was the result of the gain on debt extinguishment of $2.4 million as described above. Revenue from broker-dealer commissions and fees decreased by $653 thousand during the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was the result of reduced investment activity due to the COVID-19 pandemic during the year ended December 31, 2020 compared to the year ended December 31, 2019. Other lending income increased by $129 thousand during the year ended December 31, 2020. This was due to the Company selling  $17,106 thousand in loan participations in 2020 as compared to no loan sales during 2019.

Non-interest expenses

The decrease in non-interest expenses of $176 thousand was due primarily to decreased business activity, such as reduced travel, because of the COVID-19 pandemic.

Results of Operations:

For the year ended December 31, 2019

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Twelve Months Ended December 31,
	(Dollars in Thousands)
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$20,200	$343	1.70%	$12,956	$96	0.74%
Interest-earning loans [1]	135,202	9,812	7.28%	136,814	9,112	6.66%
Total interest-earning assets	155,402	10,155	6.55%	149,770	9,208	6.15%
Non-interest-earning assets	7,149	—	—%	8,726	—	—%
Total Assets	162,551	10,155	6.26%	158,496	9,208	5.81%

Liabilities:
Notes payable gross of debt issuance costs	75,485	3,110	4.13%	68,879	2,760	4.01%
Term-debt	74,131	1,867	2.52%	79,199	2,000	2.52%
Total interest-bearing liabilities	$149,616	4,977	3.34%	$148,078	4,760	3.21%
Debt issuance cost		86			76
Total interest-bearing liabilities net of debt issuance cost	$149,616	5,063	3.39%	$148,078	4,836	3.27%

Net interest income		$5,092			$4,372
Net interest margin			3.29%			2.92%

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

Net interest income increased 16% during the year ended December 31, 2019. Net interest margin increased 37 basis points to 3.29% for the year ended December 31, 2019. These improvements were mainly due to an increase in income on interest-earning assets.

The increase on total interest-earning assets was due to mainly to an increase in yield on interest-earning loans. The majority of this increase was due to the payoff of two previously non-performing loans. On payoff, the Company was able to collect $511 thousand of interest income previously allocated to principal when the loans were on non-accrual basis. The weighted average rate on the loan portfolio increased from 6.43% to 6.59% during the year ended December 31, 2019. The rate variance increase on interest-earning accounts with other financial institutions was due to an increase in average yield on these accounts of 96 basis points. The increase was due to two factors. First, overall market interest rates have increased over the last twelve months. Second, we have allocated a higher percentage of our funds to higher interest-earning accounts.

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

Provision and non-interest income and expense

	Twelve months ended
	December 31,		Comparison
	(dollars in thousands)
	2019	2018	$ Change	% Change
Net interest income	$5,092	$4,372	$720	16%
Provision (credit) for loan losses	(544)	666	(1,210)	100%
Net interest income after provision (credit) for loan losses	5,636	3,706	1,930	52%
Non-interest income
Broker-dealer commissions and fees	1,415	523	892	171%
Other lending income	154	921	(767)	(83%)
Total non-interest income	1,569	1,444	125	9%
Non-interest expenses:
Salaries and benefits	2,810	2,695	115	4%
Marketing and promotion	275	140	135	96%
Office occupancy	177	153	24	16%
Office operations and other expenses	1,483	1,224	259	21%
Foreclosed assets, net	97	—	97	N/A
Legal and accounting	343	441	(98)	(22%)
Total non-interest expenses	5,185	4,653	532	11%
Income before provision for income taxes	2,020	497	1,523	306%
Provision for income taxes and state LLC fees	19	20	(1)	(5%)
Net income	$2,001	$477	$1,524	319%

Provision

Net interest income after provision for loan losses increased by $1,929 thousand for the year ended December 31, 2019. This increase was primarily due to a credit in provision expense related to loan loss recoveries on loan payoffs.

Non-interest income

The increase in non-interest income shown above was the result of a robust increase in broker-dealer commissions and fees offset by a decrease in other lending income. Revenue from broker-dealer commissions and fees increase by $892 thousand during the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was the result of an increase in institutional business during the year ended December 31, 2019 compared to the year ended December 31, 2018. Offsetting the increase in broker-dealer commissions and fees, other lending income decreased by $767 thousand during the year ended December 31, 2019. This was mostly due to recording a gain on loan sale during the year ended December 31, 2018 while we did not record any gains on loan sales during 2019.

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

Included herewith are the following financial statements:

Report of Independent Registered Public Accounting Firm

To the Members

Ministry Partners Investment Company, LLC

Brea, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, member’s equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As more fully described in Notes 1 and 4 to the Company’s consolidated financial statements, the allowance for loan losses represents losses that are estimated to have occurred. The allowance for loan losses is based on collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance consists of allocated and general components. The allocated component relates to specific allowances on loans that are classified as impaired. The general component relates to loans that are not classified as impaired and is based on historical charge-off experience and the qualitative factors for each class of loans with similar risk characteristics. Qualitative factors include general conditions in economy; loan portfolio composition; delinquencies; changes in underwriting policies; credit administration practices; and experience, ability and depth of lending management, among other factors. Management discloses that this evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

We identified the valuation of the allowance for loan losses as a critical audit matter. Auditing the allowance for loan losses involves a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other qualitative or environmental factors, evaluating the adequacy of specific allowances associated with impaired loans, and assessing the appropriateness of loan grades.

The primary procedures we performed to address this critical audit matter included:

•	Testing of completeness and accuracy of the information utilized in the calculation of the allowance for loan losses;
•	Evaluating the qualitative adjustments to historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;
•	Testing the allowance model for computational accuracy;

•	Assessing the reasonableness of specific allowances on certain impaired loans;
•	Evaluating the overall reasonableness of significant assumptions used by management;
•	Testing the assignment of loan risk ratings;
•	Evaluating the accuracy and completeness of disclosures in the consolidated financial statements.

/s/ Hutchinson and Bloodgood LLP

We have served as the Company's auditor since 2005.

Glendale, California

March 25, 2021

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2020 and 2019

(Dollars in thousands except unit data)

	2020	2019
Assets:
Cash and cash equivalents	$21,922	$25,993
Restricted cash	51	52
Certificates of deposit	1,761	—
Loans receivable, net of allowance for loan losses of $1,516 and $1,393 as of December 31, 2020 and 2019, respectively	116,121	128,843
Accrued interest receivable	798	635
Investments in joint venture	884	891
Property and equipment, net	219	216
Foreclosed assets, net	301	301
Servicing assets	147	100
Other assets	889	990
Total assets	$143,093	$158,021
Liabilities and members’ equity
Liabilities:
Term-debt	$51,516	$71,427
Notes payable, net of debt issuance costs of $33 and $55 as of December 31, 2020 and 2019, respectively	76,194	73,046
Accrued interest payable	312	266
Other liabilities	2,163	2,211
Total liabilities	130,185	146,950
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at December 31, 2020 and 2019 (liquidation preference of $100 per unit); See Note 14	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at December 31, 2020 and 2019; See Note 14	1,509	1,509
Accumulated deficit	(316)	(2,153)
Total members' equity	12,908	11,071
Total liabilities and members' equity	$143,093	$158,021

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income

For the December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
Interest income:
Interest on loans	$8,182	$9,812
Interest on interest-bearing accounts	161	343
Total interest income	8,343	10,155
Interest expense:
Term-debt	1,639	1,867
Notes payable	2,816	3,196
Total interest expense	4,455	5,063
Net interest income	3,888	5,092
Provision (credit) for loan losses	188	(544)
Net interest income after provision (credit) for loan losses	3,700	5,636
Non-interest income:
Broker-dealer commissions and fees	762	1,415
Other income	283	154
Gain on debt extinguishment	2,400	—
Total non-interest income	3,445	1,569
Non-interest expenses:
Salaries and benefits	2,868	2,810
Marketing and promotion	238	275
Office occupancy	179	177
Office operations and other expenses	1,353	1,483
Foreclosed assets, net	11	97
Legal and accounting	360	343
Total non-interest expenses	5,009	5,185
Income before provision for income taxes and state LLC fees	2,136	2,020
Provision for income taxes and state LLC fees	20	19
Net income	$2,116	$2,001

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

For the years ended December 31, 2020 and 2019

(Dollars in thousands)

	Series A Preferred Units		Class A Common Units
	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Total

Balance, December 31, 2018	117,100	$11,715	146,522	$1,509	$(3,693)	$9,531
Net income	—	—	—	—	2,001	2,001
Dividends on preferred units	—	—	—	—	(461)	(461)
Balance, December 31, 2019	117,100	$11,715	146,522	$1,509	$(2,153)	$11,071
Net income	—	—	—	—	2,116	2,116
Dividends on preferred units	—	—	—	—	(279)	(279)
Balance, December 31, 2020	117,100	$11,715	146,522	$1,509	$(316)	$12,908

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,116	$2,001
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	52	43
Amortization of deferred loan fees, net	(257)	(269)
Amortization of debt issuance costs	97	86
Provision (credit) for loan losses	188	(544)
Accretion of loan discount	(31)	(247)
Gain on sale of loans	(69)	—
Loss on sale of fixed assets	8	—
Gain on debt extinguishment	(2,400)	—
Changes in:
Accrued interest receivable	(163)	76
Other assets	161	(469)
Accrued interest payable	46	17
Other liabilities	(12)	1,236
Net cash provided (used) by operating activities	(264)	1,930
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	—	(2,255)
Loan originations	(19,449)	(7,951)
Loan sales	19,827	—
Loan principal collections	12,413	25,324
Purchase of certificates of deposit	(1,761)	—
Purchase of property and equipment	(87)	(176)
Sale of property and equipment	24	4
Net cash provided by investing activities	10,967	14,946
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term debt	(17,622)	(5,088)
Borrowings from financial institutions	111	—
Net change in notes payable	3,126	4,709
Debt issuance costs	(75)	(49)
Dividends paid on preferred units	(315)	(331)
Net cash used by financing activities	(14,775)	(759)
Net increase (decrease) in cash and restricted cash	(4,072)	16,117
Cash, cash equivalents, and restricted cash at beginning of period	26,045	9,928
Cash, cash equivalents, and restricted cash at end of period	$21,973	$26,045
Supplemental disclosures of cash flow information
Interest paid	$4,409	$5,046
Income taxes paid	15	20
Leased assets obtained in exchange of new operating lease liabilities	53	680
Lease liabilities recorded	53	680
Transfer of loans to foreclosed assets	—	479
Transfer of foreclosed assets to other assets	—	178
Dividends declared to preferred unit holders	201	237

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

The Company’s wholly-owned subsidiaries are:

•	Ministry Partners Funding, LLC, a Delaware limited liability company (“MPF”);
•	MP Realty Services, Inc., a California corporation (“MP Realty”);
•	Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”); and
•	Ministry Partners for Christ, Inc., a not-for-profit Delaware corporation (“MPC”).

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

The Company formed MP Securities on April 26, 2010 to provide investment and financial planning solutions for individuals, churches, charitable institutions, and faith-based organizations. MP Securities acts as the selling agent for the Company’s public and private placement notes.

The Company formed MPC on December 28, 2018 to be used exclusively for religious and charitable purposes within the meaning of Section 501(c)(3) of the U.S. Internal Revenue Code of 1986. MPC is a not-for-profit corporation formed and organized as a private foundation under Delaware law. MPC makes charitable grants to Christian educational organizations, and provides accounting, consulting, and financial expertise to aid evangelical Christian ministries. On August 23, 2019, the Internal Revenue Service granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the Internal Revenue Code. The MPC Board of Directors approved its first charitable grants during the year ended December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Ministry Partners Investment Company, LLC and its wholly-owned subsidiaries. Management eliminates all significant inter‑company balances and transactions in consolidation.

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

Risks and Uncertainties

COVID-19, a global pandemic, has adversely impacted the broad economy, including most industries and sectors. The length and depth of the pandemic will ultimately determine the overall financial impact on the Company, but it could impair our borrowers' ability to meet their financial obligations to us. Furthermore, while there has been no material impact to the Company’s employees to date, COVID-19 could potentially create business continuity issues for the Company. In accordance with the Financial Accounting Standards Board (FASB) and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program will not be considered as troubled debt restructurings to the extent that they meet the terms of such guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In addition, in response to COVID-19, the Federal Reserve reduced the Federal Funds rate to zero on March 16, 2020. The reduction in interest rates and other effects of the COVID-19 pandemic raise uncertainties that could negatively affect the Company’s net interest income and non-interest income.

The Company’s operations are dependent upon the willingness and ability of its employees, borrowers, noteholders, and investment clients to conduct financial transactions. If the global response to contain COVID-19 results in reinstatement of lock-

down or curtailment of activities orders, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flows. While it is not possible to know the full extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Cash and Cash Equivalents

Cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of December 31, 2020 and December 31, 2019.

The National Credit Union Insurance Fund insures a portion of the Company’s cash held at credit unions and the Federal Deposit Insurance Corporation insures a portion of cash held by the Company at other financial institutions. The Company holds cash deposits that may exceed insured limits. Management does not expect to incur losses in these cash accounts.

The Company maintains cash accounts with Royal Bank of Canada Dain Rauscher (“RBC Dain”) Dain as part of its clearing agreement, and with the Central Registration Depository for regulatory purposes. The cash in these accounts is considered restricted cash and is classified as such on our balance sheet.

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had $1,757 thousand in certificates of various terms greater than three months as of December 31, 2020. The Company had no certificates of deposit with original maturities of greater than three months at December 31, 2019.

Details of certificates owned by the Company are as follows (dollars in thousands):

Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	1/13/2020	$1,000	2.25%	10/13/2021
CD 2	4/1/2020	$761	1.95%	1/1/2021

CD2 was not renewed on January 1, 2021 when it matured.

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

Management considers a loan impaired if it concludes that the collection of principal or interest according to the terms of the loan agreement is doubtful. The Company stops the accrual of interest when management determines the loan is impaired.

For loans that the Company places on non-accrual status, management reverses all uncollected accrued interest against interest income. Management accounts for the interest on these loans on the cash basis or cost-recovery method until the loan qualifies for return to accrual status. It is not until all the principal and interest amounts contractually due are brought current and future payments are reasonably assured that the Company returns a loan to accrual status.

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

•	changes in lending policies and procedures, including changes in underwriting standards and collection;
•	changes in national, regional, and local economic and industry conditions that affect the collectability of the portfolio, including the effects of the pandemic;
•	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;
•	changes in the value of the collateral for collateral-dependent loans; and
•	the effect of credit concentrations.

Loans that management has classified as impaired receive a specific reserve. For such loans, an allowance is established when the carrying value of that loan is higher than the amount management expects to collect. Management uses multiple approaches to determine the amount the Company expects to collect. These include the discounted cash flow method, using the loan’s underlying collateral value reduced by expected selling costs, or using the observable market price of the impaired loan.

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

The Company monitors impaired loans on an ongoing basis as part of management’s loan review and work out process. All loans in the loan portfolio are subject to impairment analysis. The Company reviews its loan portfolio monthly by examining several data points. These include reviewing delinquency reports, any new information related to the financial condition of its borrowers, and any new appraisal or other collateral valuation. Through this process, the Company identifies potential impaired loans. Management generally deems a loan is impaired when current facts and circumstances indicate that it is probable a borrower will be unable to make payments according to the loan agreement. If management has not already deemed a loan impaired, it will classify the loan as non-accrual when it becomes 90 days or more past due.

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

Under section 4013 of the CARES Act, financial institutions may elect not to categorize a loan modification as a troubled debt restructuring if it is:

(1)	related to COVID-19;
(2)	executed on a loan that was not more than thirty (30) days past due as of December 31, 2019; and
(3)	executed between March 31, 2020, and the earlier of (A) sixty (60) days after the termination of the National Emergency* or (B) December 31, 2020.

* As of the date of filing, the National Emergency has been continued beyond March 1, 2021.

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

Gains/losses on sales of foreclosed assets

The Company records a gain or loss from the sale of foreclosed assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of a  foreclosed asset to the buyer, the Company assesses whether the buyer is committed to perform their obligation under the contract and whether collectability of the transaction price is probable, among other factors. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Foreclosed Assets

Management records assets acquired through foreclosure or other proceedings at fair market value less estimated costs of disposal. Management determines the fair value at the date of foreclosure, which establishes a new cost for the asset. After foreclosure, the Company carries the asset at the lower of cost or fair value, less estimated costs of disposal. Management evaluates these real estate assets regularly to ensure that the recorded amount is supported by the current fair value and, if necessary, ensuring that valuation allowances reduce the carrying amount to fair value less estimated costs of disposal. Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets. When the Company sells the foreclosed property, it recognizes a gain or loss on the sale equal to the difference between the net sales proceeds received and the carrying amount of the property.

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

Property and Equipment

The Company states its furniture, fixtures, equipment, and leasehold improvements at cost, less accumulated depreciation and amortization. Management computes depreciation on a straight-line basis over the estimated useful lives of the assets. The useful lives of the Company’s assets range from three to seven years.

Debt Issuance Costs

The Company’s debt consists of borrowings from financial institutions and obligations to investors incurred through the sale of investor notes. Management presents debt net of debt issuance costs, and amortizes debt issuance costs into interest expense over the contractual terms of the debt using the straight-line method.

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

In March 2020, various regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with borrowers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The effects of the implementation of this guidance are disclosed in Note 4. Loans Receivable and Allowance for Loan Losses.

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

In October 2019, the FASB adopted a two-bucket approach to stagger the effective date for the credit losses standard for the fiscal years beginning after December 31, 2022 for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Company is eligible for delayed implementation of the standard. Management is currently evaluating the impact of the delay on its implementation project plan.

Note 2. Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings. At December 31, 2020 and December 31, 2019, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands)

	December 31,
	2020	2019
Cash and cash equivalents	$21,922	$25,993
Restricted cash	51	52
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$21,973	$26,045

Amounts included in restricted cash represent those required to be set aside with the Central Registration Depository ("CRD") account with FINRA, as well as funds the Company has deposited with RBC Dain as clearing deposits. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are paid to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3. Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

ECCU related parties who serve on the Company’s Board of Managers:

ECCU Role	MPIC Role
Chairman of the Board	Board of Managers

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2020	2019
Total funds held on deposit at ECCU	$7,414	$365
Loan participations purchased from and serviced by ECCU	256	1,495

Related party transactions of the Company (dollars in thousands):

	Year ended
	December 31,
	2020	2019
Dollar amount of loans sold to ECCU	1,164	—
Interest earned on funds held with ECCU	$18	$—
Interest income earned on loans purchased from ECCU	15	161
Fees paid to ECCU from MP Securities Networking Agreement	7	9
Income from Master Services Agreement with ECCU	—	14
Income from Successor Servicing Agreement with ECCU	9	9
Rent expense on lease agreement with ECCU	146	138

Loan participation interests purchased:

In the past, the Company purchased loan participation interests from ECCU. Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the years ended December 31, 2020 and 2019.

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

The agreement entitles MP Securities to pay ECCU a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members. Either

ECCU or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

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

Successor Servicing Agreement with ECCU:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU. This agreement obligates the Company to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU. The Company will service these loans in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans. The original Agreement terminated in October 2019 and has converted to a month-to-month agreement.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2020	2019
Total funds held on deposit at ACCU	$7,846	$10,343
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	861	—
Loan participations purchased from and serviced by ACCU	—	1,603

Related party transactions of the Company (dollars in thousands):

	Year ended
	December 31,
	2020	2019
Dollar amount of loans purchased from ACCU	$—	$1,435
Dollar amount of loans sold to ACCU	2,423	—
Interest earned on funds held with ACCU	76	140
Interest income earned on loans purchased from ACCU	61	84
Fees paid based on MP Securities Networking Agreement with ACCU	101	45

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

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT. On January 13, 2020, the Company purchased $1.0 million of certificates of deposit from KCT. The certificates mature on October 13, 2021 and bear interest at a rate of 2.25%.

In addition, on September 30, 2020, the Company entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution (“KCT”). The KCT line of credit is a $7.0 million short-term demand facility with a maturity date ending September 30, 2021. The line of credit will automatically renew for a one-year term unless either party furnishes written notice at least thirty (30) days prior to the maturity date that it does not intend to renew the agreement. The KCT line of credit is secured by certain mortgage loans held as collateral and the Company is required to maintain a minimum collateralization ratio of 120% measured by the outstanding balance of mortgage notes pledged as compared to the total amount owed on the line of credit. As of December 31, 2020, the Company did not have an outstanding balance on the line. The KCT line of credit is evidenced by a promissory note, is payable one hundred twenty (120) days after each advance made or earlier in the event that collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such delinquency. The interest rate on the Note is set at prime plus 0.50%. At December 31, 2020, the prime rate was 3.25%. The Company approved the KCT line of credit in accordance with its Related Party Transaction Policy, concluded that the terms of the KCT line of credit were in the best interests of the Company, and entered into on terms no less favorable to the Company than could be obtained from an independent third party.

MP Securities Networking Agreement

MP Securities, the Company’s wholly-owned subsidiary, has entered into a Networking Agreement with KCT pursuant to which MP Securities agreed to offer investment and insurance products and services to KCT’s members that:

(1)	KCT or its Board of Directors has approved;
(2)	comply with applicable investor suitability standards required by federal and state securities laws and regulations;
(3)	are offered in accordance with National Credit Union Administration (“NCUA”) rules and regulations; and
(4)	comply with its membership agreement with Financial Industry Regulation Authority (“FINRA”).

The agreement entitles MP Securities to pay KCT a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of KCT members. Either

KCT or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

Loan Participation Interests Sold

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and it charges KCT a customary fee for servicing the loan.

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

The Company has also entered into a Loan Participation Agreement with Navy Federal Credit Union (“NFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units. Under this agreement, the Company sold NFCU a $5.0 million loan participation interest in one of its construction loans on March 20, 2020. As of December 31, 2020, NFCU’s outstanding balance of the drawn portion of the loan was $1.9 million. As part of this agreement, the Company retained the right to service the loan, and it charges NFCU a fee for servicing the loan. Management believes the terms of the agreement are equivalent to those that prevail in arm's length transactions.

Transactions with Subsidiaries

The Company has entered into several agreements with its subsidiary, MP Securities. The Company eliminates the income and expense related to these agreements in the consolidated financial statements. MP Securities serves as the managing broker for the Company’s public and private placement note offerings. MP Securities receives compensation related to these broker-dealer services ranging from 0.25% to 5.50% over the life of a note. The amount of the compensation depends on the length of the note and the terms of the offering under which MP Securities sold the note.

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

Related Party Transaction Policy

The Board has adopted a Related Party Transaction Policy to assist in evaluating transactions the Company may enter into with a related party. Under this policy, a majority of the members of the Company’s Board and majority of its independent Board members must approve a material transaction that it enters into with a related party. As a result, all transactions that the Company undertakes with an affiliate or a related party are entered into on terms believed by management to be no less favorable than are available from unaffiliated third parties. In addition, a majority of the Company’s independent Board members must approve these transactions.

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $480 thousand and $368 thousand at December 31, 2020 and December 31, 2019.

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

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2033. The loan portfolio had a weighted average rate of 6.55% and 6.59% as of December 31, 2020 and December 31, 2019, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	December 31,	December 31,
	2020	2019
Loans to evangelical churches and related organizations:
Real estate secured	$118,203	$130,889
Unsecured	144	160
Total loans	118,347	131,049
Deferred loan fees, net	(481)	(631)
Loan discount	(229)	(182)
Allowance for loan losses	(1,516)	(1,393)
Loans, net	$116,121	$128,843

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of December 31, 2020 and December 31, 2019. The following table shows the changes in the allowance for loan losses for the years ended December 31, 2020 and 2019 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Balance, beginning of period	$1,393	$2,480
Provision (credit) for loan loss	188	(544)
Chargeoffs	(65)	(923)
Recoveries	—	380
Balance, end of period	$1,516	$1,393

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands):

	Loans and Allowance for Loan Losses (by segment)
	As of
	December 31,	December 31,
	2020	2019
Loans:
Individually evaluated for impairment	$6,181	$8,843
Collectively evaluated for impairment	112,166	122,206
Balance	$118,347	$131,049

Allowance for loan losses:
Individually evaluated for impairment	$290	$175
Collectively evaluated for impairment	1,226	1,218
Balance	$1,516	$1,393

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2020
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$83,494	$1,789	$201	$—	$85,484
Watch	24,710	1,716	256	—	26,682
Special mention	—	—	—	—	—
Substandard	5,677	—	—	—	5,677
Doubtful	504	—	—	—	504
Loss	—	—	—	—	—
Total	$114,385	$3,505	$457	$—	$118,347

Credit Quality Indicators (by class)
As of December 31, 2019
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$96,674	$3,557	$1,882	$—	$102,113
Watch	19,870	32	191	—	20,093
Special mention	—	—	—	—	—
Substandard	7,103	—	1,230	—	8,333
Doubtful	510	—	—	—	510
Loss	—	—	—	—	—
Total	$124,157	$3,589	$3,303	$—	$131,049

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$2,704	$—	$4,185	$6,889	$107,496	$114,385	$—
Wholly-Owned Junior	—	—	—	—	3,505	3,505	—
Participation First	—	—	—	—	457	457	—
Participation Junior	—	—	—	—	—	—	—
Total	$2,704	$—	$4,185	$6,889	$111,458	$118,347	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$—	$—	$5,907	$5,907	$118,250	$124,157	$—
Wholly-Owned Junior	—	—	—	—	3,589	3,589	—
Participation First	—	—	—	—	3,303	3,303	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$5,907	$5,907	$125,142	$131,049	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class as of and for the years ended December 31, 2020 and 2019, respectively. The unpaid principal balance reflects the contractual principal outstanding on the loan. Included in the balance of impaired loans are troubled debt restructurings that have been performing and have been upgraded to pass or watch since the date of the modification. The recorded balance reflects the unpaid principal balance less any interest payments that have been recorded against principal. The recorded investment reflects the recorded balance less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of December 31, 2020					For the year ended December 31, 2020
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$9,856	$9,791	$9,632	$—	$9,674	$357
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	290	290	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	296	11
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$10,146	$10,081	$9,922	$290	$10,260	$368

Impaired Loans (by class) As of December 31, 2019					For the year ended December 31, 2019
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$12,497	$12,404	$12,304	$—	$12,343	$1,202
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	110	973	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	1,294	1,230	1,230	65	1,263	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$14,081	$13,924	$13,824	$175	$14,579	$1,202

A summary of non-accrual loans by loan class is as follows (dollars in thousands):

Loans on Non-accrual Status (by class)
	December 31, 2020	December 31, 2019
Church loans:
Wholly-Owned First	$6,181	$6,405
Wholly-Owned Junior	—	—
Participation First	—	1,230
Participation Junior	—	—
Total	$6,181	$7,635

Beginning in April, 2020, the Company has taken measures to assist borrowers adversely affected by COVID-19 by deferring principal and/or interest payments. The concessions granted meet the qualifications under Section 4013 of the CARES Act, and, as a result, the Company has elected not to account for these modifications as troubled debt restructurings. The Company granted these concessions to 35 borrowers, representing an outstanding loan principal balance of $47.8 million. As of December 31, 2020, three loans with a total outstanding principal balance of $13.2 million were still in the deferral period.

In addition, the Company restructured one loan during the year ended December 31, 2020 that did not qualify for COVID-19 accounting treatment.  The Company restructured six loans during the year ended December 31, 2019. A summary of troubled debt restructures by loan class during the years ended December 31, 2020 and 2019 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the year ended December 31, 2020
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
The Company had one previously restructured loan that was past maturity as of December 31, 2020. The Company has entered into a forbearance agreement with the borrower and is evaluating what actions it should undertake to protect its investment on this loan.

The Company closely monitors delinquency in loans modified in a troubled debt restructuring as an early indicator for future default. Management regularly evaluates loans modified in a troubled debt restructuring for potential further impairment and will make adjustments to the risk ratings and specific reserves associated with troubled debt restructurings as deemed necessary.

No loans that were restructured during the years ended December 31, 2020 and 2019 subsequently defaulted during those respective years.

As of December 31, 2020,  no additional funds were committed to be advanced in connection with loans modified as troubled debt restructurings.

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

The value of the Company’s investment in the joint venture was $884 thousand and $891 thousand, as of December 31, 2020 and 2019 respectively. Management’s impairment analysis of the investment as of December 31, 2020 has determined that the investment is not impaired.

Note 6. Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such (dollars in thousands):

	December 31,
	2020	2019
Non-interest income
Broker-dealer fees and commissions	762	1,415
Lending fees (1)	223	124
Lease income	51	8
Gain on debt extinguishment (1)	2,400	—
Other non-interest income	9	22
Total non-interest income	$3,445	$1,569
(1) Not within scope of ASC 606

In accordance with our accounting policies as governed by ASC 606, Revenue from Contracts with Customers, the following table separates revenue from contracts with customers into categories that are based on the nature, amount, timing, and uncertainty of revenue and cash flows associated with each product and distribution channel.  Non-interest revenue earned by the Company’s broker-dealer subsidiary, MP Securities, comprises security commissions, sale of investment company shares, insurance product revenue, and advisory fee income. Security commission revenue represents the sale of over-the-counter stock, unit investment trusts, and variable annuities. The revenue earned from the sale of these products is recognized upon satisfaction of performance obligations, which occurs on the trade date and is considered transactional revenue. The Company also earns revenue from the management of invested assets, which is recognized monthly, as earned, based on the average asset value, and is referred to as Assets Under Management revenue (“AUM”).

	Year ended
	December 31, 2020
	Transactional	AUM	Total
Broker-dealer revenue
Security commissions	$188	$33	$221
Sale of investment company shares	57	73	130
Other insurance product revenue	49	48	97
Advisory fee income	4	310	314
Total broker-dealer revenue	$298	$464	$762

	Year ended
	December 31, 2019
	Transactional	AUM	Total
Broker-dealer revenue
Security commissions	$871	$23	$894
Sale of investment company shares	30	70	100
Other insurance product revenue	29	53	82
Advisory fee income	3	336	339
Total broker-dealer revenue	$933	$482	$1,415

Note 7. Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the years ended
	December 31,	December 31,
	2020	2019
Participation loans interests sold by the Company during the year	$17,106	$—
Total participation interests sold and serviced by the Company	37,962	26,964
Servicing income	143	100

Servicing Assets
Balance, beginning of period	$100	$212
Additions:
Servicing obligations from sale of loan participations	99	—
Subtractions:
Amortization	(52)	(112)
Balance, end of period	$147	$100

During the year ended December 31, 2020, the Company sold to ACCU two participations in loans it had previously purchased from ACCU. These participations totaled $1.6 million. During the year ended December 31, 2020, the Company sold back to ECCU one participation in a loan it had previously purchased from ECCU. This participation totaled $1.2 million.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that was valued at $301 thousand at December 31, 2020 and 2019. There was no allowance for losses on foreclosed assets at December 31, 2020 and 2019. The Company did not record any loss provisions on foreclosed assets during the years ended December 31, 2020 and 2019.

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses (Income) for the years ended December 31,
	2020	2019
Net loss (gain) on sale of real estate	$—	$—
Provision for losses	—	—
Operating expenses, net of rental income	11	97
Net expense	$11	$97

Note 9. Premises and Equipment

The tables below summarize our premises and equipment (dollars in thousands):

	As of
	December 31,	December 31,
	2020	2019

Furniture and office equipment	$521	$503
Computer system	214	214
Leasehold improvements	43	43
Total premises and equipment	778	760
Less accumulated depreciation and amortization	(559)	(544)
Premises and equipment, net	$219	$216

	2020	2019

Depreciation and amortization expense for the years ended December 31,	$52	$43

Note 10. Credit Facilities

The Company has one secured term-debt credit facility. The facility is non-revolving and does not have an option to renew or extend additional credit. Additionally, the facility does not contain a prepayment penalty. Under the terms of the credit facility, the Company must maintain a minimum collateralization ratio of at least 120%. If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio. The collateral securing the facility at December 31, 2020 and December 31, 2019 satisfied the 120% minimum. As of December 31, 2020, the Company has only pledged qualifying mortgage loans as collateral on the credit facility. In addition, the credit facility includes a number of borrower covenants. The Company is in compliance with these covenants as of December 31, 2020 and December 31, 2019, respectively.  On March 5, 2021, the Company made a large principal payment on this facility. See Note 20. Subsequent Events for additional information concerning the transaction.

Previously, the Company had an additional term-debt credit facility that carried the same terms as the facility it currently has. On September 25, 2020, the Company reached an agreement with the note holder to pay off the entire outstanding contractual principal balance of $15.0 million. The Company realized $2.4 million in gains on the extinguishment of debt because of this agreement. The Company was in compliance with its covenants and its minimum collateralization ratio on the facility at December 31, 2019 and at the time of the payoff.

On April 27, 2020, MP Securities applied for and received a Paycheck Protection Program loan (“PPP Loan”) granted under the CARES Act. According to the terms of the program, as administered by the Small Business Association (“SBA”), payments on the loan are deferred, deferred interest is capitalized into the principal balance of the loan, and qualifying amounts of the principal balance of the loan and deferred interest are eligible to be forgiven if MP Securities retains employees and maintains salary levels for its existing employees. Qualifying amounts include amounts equal to eligible payroll costs, certain rent payments, and utility payments as defined by the program. No collateral is required to be pledged for the PPP Loan. Based on the criteria provided by the CARES Act, management believes MP Securities will qualify for forgiveness of the amount outstanding under the borrowing.  On March 5, 2021, all principal and interest due on the PPP loan was forgiven.  See Note 20. Subsequent Events for additional information concerning the transaction.

The following table summarizes the principal terms the Company’s credit facilities as of December 31, 2020 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loans Pledged	Cash Pledged
Term Loan	2.525%	Fixed	$51,405	$450	11/1/2026	$61,319	$—
PPP Loan	1.000%	Fixed	$111	$—	4/27/2022	$—	$—

Future principal contractual payments of the Company’s borrowings from financial institutions during the twelve-month periods ending December 31, are as follows (dollars in thousands):

2021	$4,156
2022	4,372
2023	4,370
2024	4,479
2025	4,596
Thereafter	29,543
$51,516

On September 30, 2020, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state-chartered financial institution (“CUSO LOC”). The CUSO LOC is a $7.0 million short-term demand credit facility with a one-year maturity date of September 30, 2021. The interest rate on the facility is equal to the United States Prime Rate plus 0.50%. The interest rate was 3.75% on December 31, 2020. The CUSO LOC will automatically renew for another one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement. The Company may draw funds on the CUSO LOC at any time until the line is fully drawn.  However, the CUSO LOC may only be used to warehouse loans until they are sold to participants. Repayment of each advance is due one hundred and twenty (120) days after the advance is made or earlier in the event that a collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such deficiency. To secure its obligations under the CUSO LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the CUSO LOC. The collateralization ratio must equal at least 120%. The CUSO LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at December 31, 2020. As of December 31, 2020, the Company did not have an outstanding balance on the CUSO LOC. $7.2 million in loans were pledged on this facility as of December 31, 2020.

Note 11. Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		December 31, 2020		December 31, 2019
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class A Offering	Unsecured	$—	—%	$487	4.20%
Class 1 Offering	Unsecured	9,010	3.94%	22,098	4.02%
Class 1A Offering	Unsecured	48,982	3.16%	32,732	3.85%
Public Offering Total		$57,992	3.28%	$55,317	3.92%

Private Offerings
Subordinated Notes	Unsecured	11,655	4.49%	11,317	5.21%
Secured Notes	Secured	6,580	3.99%	6,467	3.92%
Private Offering Total		$18,235	4.31%	$17,784	4.74%

Total Notes Payable		$76,227	3.53%	$73,101	4.12%

Notes Payable Totals by Security
Unsecured Total	Unsecured	$69,647	3.48%	$66,634	4.14%
Secured Total	Secured	$6,580	3.99%	$6,467	3.92%

Future maturities for the Company’s investor notes during the twelve month periods ending December 31, are as follows (dollars in thousands):

2021	$27,514
2022	11,764
2023	6,517
2024	10,294
2025	20,138
76,227
Debt Issuance Costs	33
Notes payable, net of debt issuance costs	$76,194

Debt issuance costs related to the Company’s notes payable were $33 thousand and $55 thousand at December 31, 2020 and December 31, 2019, respectively.

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

SEC Registered Public Offerings

Class A Offering.

In April 2008, the Company registered its Class A Notes with the SEC. The Company discontinued the sale of its Class A Note Offering when the offering expired on December 31, 2015. The offering included three categories of notes, including a fixed interest note, a variable interest note, and a flex note that allows borrowers to increase their interest rate once a year with certain limitations. The Class A Notes contained restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of December 31, 2020 and December 31, 2019. The Company issued the Class A Notes under a Trust Indenture entered into between the Company and U.S. Bank National Association (“US Bank”).

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of December 31, 2020 and December 31, 2019. The Company issued The Class 1 Notes under a Trust Indenture between the Company and U.S. Bank.

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

In January 2021, the Company registered its 2021 Class A Notes with the SEC. See Note 20. Subsequent Events for additional information.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at December 31, 2020 and December 31, 2019.

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

The Company secures these notes by pledging either cash or loans receivable as collateral. The required collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. Said another way, every dollar of cash collateralizes one dollar of secured notes and every $1.05 of loans receivable collateralizes one dollar of secured notes. At December 31, 2020 and December 31, 2019, the loans receivable collateral securing the Secured Notes had an outstanding balance of $9.1 million and $10.9 million, respectively. The December 31, 2020 and December 31, 2019 collateral balance was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of December 31, 2020 and December 31, 2019, the Company did not have cash pledged for the benefit of the Secured Notes.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	December 31, 2020	December 31, 2019
Undisbursed loans	$2,774	$1,999

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Operating Leases

The Company has lease agreements for its offices in Brea and Fresno, California. The Company renewed its Brea office lease in January 2019 for an additional five-year term. The lease does not contain any additional options to renew. The Fresno office lease expires in March 2022. There are no options to renew in the lease agreement. The Company has determined that both leases are operating leases.

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

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the Year Ended
	2020	2019
Lease cost
Operating lease cost	$174	$174
Other information
Cash paid for operating leases	169	164
Right-of-use assets obtained in exchange for operating lease liabilities	53	680
Weighted average remaining lease term (in years)	2.87	3.96
Weighted-average discount rate	4.64%	4.77%

Future minimum lease payments and lease costs for the twelve months ending December 31 are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2021	$174	$174
2022	157	153
2023	155	146
Total	$486	$473

Note 13. Office Operations and Other Expenses

Office operations and other expenses comprise the following (dollars in thousands):

	December 31, 2020	December 31, 2019
Technology and communication expenses	$411	$428
Insurance	295	282
Lease and occupancy expense	194	206
Outsourced operations	157	190
Staff and travel expense	65	140
Loan Expenses	87	110
Clearing firm Fees	60	60
Other	84	67
Total	$1,353	$1,483

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

Note 15. Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the years ended December 31, 2020 and 2019 were $86 thousand and $66 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution to the plan during the years ended December 31, 2020 and 2019.

Note 16. Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

The Company classifies measurements of fair value within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs include:
o	quoted prices for similar assets and liabilities in active markets,
o	quoted prices for identical assets and liabilities in inactive markets,
o	inputs that are observable for the asset or liability (such as interest rates, prepayment speeds, credit risks, etc.); or
o	inputs that are derived principally from or corroborated by observable market data by correlation or by other means.
•	Level 3 inputs are unobservable and reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at December 31, 2020 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$21,922	$21,922	$—	$—	$21,922
Certificates of deposit	1,761	—	1,779	—	1,779
Loans, net	116,121	—	—	115,477	115,477
Investments in joint venture	884	—	—	884	884
Accrued interest receivable	798	—	—	798	798
FINANCIAL LIABILITIES:
Term-debt	$51,516	$—	$—	$43,832	$43,832
Notes payable	76,194	—	—	78,262	78,262
Other financial liabilities	513	—	—	513	513

		Fair Value Measurements at December 31, 2019 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$25,993	$25,993	$—	$—	$25,993
Loans, net	128,843	—	—	126,438	126,438
Investments in joint venture	891	—	—	891	891
Accrued interest receivable	635	—	—	635	635
FINANCIAL LIABILITIES:
Term-debt	$71,427	$—	$—	$55,072	$55,072
Notes payable	73,046	—	—	74,592	74,592
Other financial liabilities	503	—	—	503	503

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2020 and December 31, 2019.

The Company used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash – The carrying amounts reported in the balance sheets approximate fair value for cash.
•

Certificates of deposit – Management estimates fair value by using a present value discounted cash flow with a discount rate approximating the current market rate for similar assets. Management classifies certificates of deposits as Level 2 of the fair value hierarchy.

•

Loans – Management estimates fair value by discounting the future cash flows of the loans. The discount rate the Company uses is the current average rates at which it would make loans to borrowers with similar credit ratings and for the same remaining maturities.

•	Investments – Management estimates fair value by analyzing the operations and marketability of the underlying investment to determine if the investment is other-than-temporarily impaired.
•

Investor Notes Payable – Management estimates the fair value of fixed maturity notes by discounting the future cash flows of the notes. The discount rate the Company uses is the rate currently offered for investor notes payable of similar remaining maturities. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the notes.

•

Term-debt – Management estimates the fair value of borrowings from financial institutions discounting the future cash flows of the borrowings. The discount rate the Company uses is the current incremental borrowing rate for similar types of borrowing arrangements.

•

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2020 and December 31, 2019.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2020:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,815	$5,815
Investments in joint venture	—	—	884	884
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$6,699	$6,699

Assets at December 31, 2019:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$8,640	$8,640
Investments in joint venture	—	—	891	891
Foreclosed assets (net of allowance)	—	—	301
Total	$—	$—	$9,531	$9,531

Impaired Loans

The Company records impaired loans at fair value on a nonrecurring basis. Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, the market value of similar debt, or discounted cash flows. Most often, management uses the fair value of the underlying real estate collateral to value impaired loans. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

Foreclosed Assets

At the date of foreclosure, the Company initially records real estate acquired through foreclosure or other proceedings (foreclosed assets) at fair value less estimated costs of disposal, which establishes a new cost. After foreclosure, management periodically performs valuations on foreclosed assets. The company carries foreclosed assets held for sale at the lower of cost or fair value, less estimated costs of disposal. The fair values of real properties initially are determined based on appraisals. In some cases, management adjusts the appraised values for various factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market or in the collateral. The Company makes subsequent valuations of the real properties based either on management estimates or on updated appraisals. If management makes significant adjustments to appraised values based on unobservable inputs, the Company categorizes foreclosed assets under Level 3. Otherwise, if management bases the foreclosed assets’ value on recent appraisals and the only adjustments made are for known contractual selling costs, the Company will categorize the foreclosed assets under Level 2.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

December 31, 2020
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,815	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investments in joint venture	$884	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	$301	Internal evaluations	Selling cost	6% (6%)

December 31, 2019
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,640	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investments in joint venture	$891	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	$301	Internal evaluations	Selling cost	6% (6%)

Note 17. Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2020 and 2019, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2020 and 2019, MP Realty has federal and state net operating loss carryforwards of approximately $407 thousand and $402 thousand, respectively, which begin to expire in the year 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at years ended December 31, 2020 and 2019.

Tax years ended December 31, 2017 through December 31, 2020 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2016 through December 31, 2020 remain subject to examination by the California Franchise Tax Board.

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

Financial information with respect to the reportable segments for the year ended December 31, 2020 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Revenue from external sources	$11,019	$769	$—	$—	$11,788
Revenue from internal sources	—	1,000	216	(1,216)	—
Total non interest expense and provision for tax	3,789	1,238	2	—	5,029
Net profit	1,477	530	215	(106)	2,116
Total assets	139,410	3,187	576	(80)	143,093

Financial information with respect to the reportable segments for the year ended December 31, 2019 is as follows (dollars in thousands):

	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Revenue from external sources	$10,289	$1,426	$—	$—	$11,715
Revenue from internal sources	—	878	316	(1,194)	—
Total non interest expense and provision for tax	4,020	1,177	(2)	—	5,195
Net profit	811	1,126	318	(254)	2,001
Total assets	155,180	2,506	371	(36)	158,021

Note 19. Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows (dollars in thousands):

Ministry Partners Investment Company, LLC Balance Sheet

	As of December 31,
	2020	2019
Assets:
Cash	$18,408	$23,297
Certificates of deposit	1,761	—
Loans receivable, net of allowance for loan losses	116,121	128,843
Investment in subsidiaries	2,564	1,926
Other assets	3,588	3,600
Total assets	$142,442	$157,666
Liabilities and members’ equity
Liabilities:
Term-debt	$51,405	$71,427
Notes payable, net of debt issuance costs	76,194	73,046
Other liabilities	1,935	2,121
Total liabilities	129,534	146,594
Equity	12,908	11,072
Total liabilities and members' equity	$142,442	$157,666

Ministry Partners Investment Company, LLC Statement of Income

	For the years ended
	December 31,
	2020	2019
Income:
Interest Income	$8,335	$10,144
Other income	2,683	154
Total income	11,018	10,298
Interest expense:
Term-debt	1,638	1,867
Notes payable	3,926	4,135
Total interest expense	5,564	6,002
Provision for loan losses	188	(544)
Other operating expenses	3,776	4,017
Income before provision for income taxes	1,490	823
Provision for income taxes and state LLC fees	13	12
Income before equity in undistributed net income of subsidiaries	1,477	811
Equity in undistributed net income of subsidiaries	639	1,190
Net income	$2,116	$2,001

Ministry Partners Investment Company, LLC Statement of Cash Flows

	For the years ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,116	$2,001
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of subsidiaries	(639)	(1,190)
Depreciation	50	40
Amortization of deferred loan fees	(257)	(269)
Amortization of debt issuance costs	97	86
Provision (credit) for loan losses	188	(544)
Accretion of loan discount	(31)	(247)
Gain on sale of loans	(69)	—
Loss on sale of fixed assets	8	—
Gain on debt extinguishment	(2,400)	—
Changes in:
Other assets	190	(342)
Other liabilities	(223)	957
Net cash (used) provided by operating activities	(970)	492
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	—	(2,255)
Loan originations	(19,449)	(7,951)
Loan sales	19,827	—
Loan principal collections	12,413	25,324
Purchase of certificates of deposit	(1,761)	—
Sale of property and equipment	24	4
Purchase of property and equipment	(88)	(170)
Net cash provided by investing activities	10,966	14,952
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in term-debt	(17,621)	(5,088)
Net change in notes payable	3,126	4,709
Debt issuance costs	(75)	(49)
Dividends paid on preferred units	(315)	(331)
Net cash (used) by financing activities	(14,885)	(759)
Net (decrease) increase in cash and restricted cash	(4,889)	14,685
Cash, cash equivalents, and restricted cash at beginning of period	23,297	8,612
Cash, cash equivalents, and restricted cash at end of period	$18,408	$23,297
Supplemental disclosures of cash flow information
Interest paid	$4,409	$5,046
Income taxes paid	$15	$20
Transfer of loans to foreclosed assets	$—	$479
Dividends declared to preferred unit holders	$201	$237

Note 20. Subsequent Events

In January 2021, the Company launched its 2021 Class A Notes Offering. Pursuant to a Registration Statement declared effective on January 8, 2021, the Company registered $125 million of its 2021 Class A Notes in two series – fixed and variable notes. The 2021 Class A Notes are unsecured. Like the Class 1A Notes Offering, the interest rate paid on the Fixed Series Notes is determined in reference to a CMT Index published by the U.S. Department of Treasury in effect on the date that the note is issued plus a rate spread as described in the Company’s 2021 Class A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate. The Company issued the 2021 Class A Notes under a Trust Indenture entered into between the Company and U.S. Bank.

On March 5, 2021, the Company entered into a credit facility refinancing transaction with its lender. The Company paid cash in exchange for a reduction of $14.3 million of the outstanding contractual principal balance, and recognized a $2.3 million gain on debt extinguishment.

On March 5, 2021, the Company received notification that its application for forgiveness of its PPP Loan had been accepted by the SBA. All principal and interest was forgiven in full and the Company no longer has any liability related to the PPP Loan.  The Company recognized a  gain on debt extinguishment for the total amount of principal and interest that was forgiven.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the fiscal period ending December 31, 2020 covered by this Annual Report on Form 10-K. The officers performed this evaluation as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. From this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2020. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2020.

Changes in Internal Control Over Financial Reporting

We made a change in controls in the review of our loan documentation processes during the year ended December 31, 2020. Management believes that this change is sufficient to ensure that all information regarding our loans receivable is properly recorded on our balance sheet. No other changes in internal controls were made during the year ended December 31, 2020.

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

Our internal controls over financial reporting include those policies and procedures that:

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control‑Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2020, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary of the business experience of our executive officers and managers

Set forth below are the members of our Board of Managers and executive officers as of December 31, 2020:

Name	Age	Managers/Executive Officers
R. Michael Lee	62	Chairman of the Board, Chairman of Ministry Partners Securities, Manager
Van C. Elliott	83	Corporate Secretary, Manager
Joseph W. Turner, Jr.	53	Chief Executive Officer and President
Brian S. Barbre	47	Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Michael R. Boblit	63	Vice President, Corporate Lending Services
Mendell Thompson	66	Board Credit Committee Chairman, Manager
Juli Anne Lawrence	68	ALCO Committee Chairperson, Manager
Jerrod Foresman	52	Manager
Guy A. Messick	68	Manager
Jeffrey T. Lauridsen	71	Audit Committee Chairman, Manager

With our conversion from a corporation to a limited liability company on December 31, 2008, we are governed by a Board of Managers that supervises our affairs (hereinafter referred to as the “Board”).

R. MICHAEL LEE

Mr. Lee has served as a member of our Board since January 2009. He was appointed Chairman of the Board in May 2015. Mr. Lee currently serves as Chief Executive Officer and President for KCT Credit Union, an Elgin, Illinois credit union. Previously, Mr. Lee served as Vice President Member Relations for Alloya Corporate Federal Credit Union, President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency. In the insurance industry, Mr. Lee spent 15 years in different positions that led him to managing a national sales force that served the needs of business owners. Mr. Lee currently serves on the boards of the Illinois Credit Union Foundation, Illinois Bank On Commission, and the Gail Borden Library Foundation. He attended Southern Illinois University, CUNA’s Financial Management School, and completed numerous industry training sessions throughout his career. Mr. Lee adds special expertise to our Board with his years of experience as an executive of a number of large financial institutions and with his deep knowledge of the financial industry. Mr. Lee currently serves as Chairman of the Board, member of our Executive Committee and Governance Committee, and serves as the Chairman of the Board for MP Securities.

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

JOSEPH W. TURNER, JR.

Mr. Turner has served as Chief Executive Officer and President since December 3, 2015. Mr. Turner has also served as the Chief Executive Officer and President for Ministry Partners Securities LLC, the wholly-owned subsidiary of Ministry Partners Investment Company, since February of 2013. Mr. Turner also held the position as Chief Compliance Officer of Ministry Partners Securities LLC until December 14, 2015. During his tenure with the Company, Mr. Turner has led the Company’s efforts in transitioning its wholly-owned broker-dealer to a more robust and diverse financial services firm, launching its investment advisory and insurance company activities in addition to overseeing the capital raising efforts related to the Company’s proprietary products. Mr. Turner was also instrumental in formalizing strategic partnerships with Evangelical Christian Credit Union (the Company’s largest equity owner), America’s Christian Credit Union (2nd largest equity owner), and Kane County Teachers Credit Union to provide complimentary financial products and services to their collective members. Prior to joining the Company in 2011, Mr. Turner served in various roles; including Regional Vice President, Chief Operating Officer, Chief Executive Officer and President for Strongtower Financial, Inc., a Fresno, California based broker-dealer and advisory firm which specialized in providing investment banking services, mortgage financing for churches and ministries, and investment and insurance products and services. Prior to joining Strongtower in 2007, Mr. Turner served as Managing Director of Principal Financial Group where he led a financial advisory and insurance group. Mr. Turner began his career with Prudential Preferred as an investment advisor in 1990. Mr. Turner received his Bachelor of Science in Business Administration – Finance degree from California State University, Fresno. Mr. Turner has completed industry leadership training both at Drake University and the Wharton School of Business. Mr. Turner holds the FINRA Series 6, 7, 24, 63, 65, and 51 as well as life, health and disability licenses in over 23 states. Mr. Turner also serves as Chairman of the Board for Christian Care Ministries, Inc., a Melbourne, Florida based public charity (“CCM”), with nearly 800 employees and $900 million in total revenue, a ministry that encourages and enables Christians to connect with, share their lives, faith, talents, and financial resources with one another through its Medi-Share health care sharing ministry. CCM has current investments in the Company’s publicly and privately offered debt securities as well as other products offered by the Company’s wholly-owned subsidiary, MP Securities.

MICHAEL R. BOBLIT

Mr. Boblit has previously served as an independent consultant for the Company since September 14, 2018, working with the Company’s Executive and lending services team. Mr. Boblit served as a commercial loan officer, asset manager, and director for business development at Evangelical Christian Credit Union, a Brea, California credit union (“ECCU”), from August 2000 to July 2018. Prior to joining ECCU, Mr. Boblit had a successful career in managing sales operations for both public and private business consulting firms, high technology companies, enterprise software services, document management solutions and optical storage products. Given Mr. Boblit’s extensive experience in developing sales teams, marketing strategies, and his eighteen years of service with ECCU in its commercial lending operations while working with Christian organizations and churches, Mr. Boblit has the responsibility of enhancing the Company’s loan origination and commercial lending operation. Mr. Boblit holds a Bachelor of Science in Business Administration, from University of San Diego. On January 3, 2020, Mr. Boblit was appointed as the Company’s Vice President, Corporate Lending Services.

BRIAN S. BARBRE

Mr. Barbre has served as the Company’s Senior Vice President, Chief Financial Officer, and Principal Accounting Officer since September 25, 2017. Mr. Barbre has previously served as Vice President Finance and Treasurer of ECCU, the Company’s largest equity owner where he led the finance, credit analytics, and participations groups. Over the course of Mr. Barbre’s seventeen years working with ECCU, he has served as Vice President Finance / Treasurer, Director of Finance, Finance Manager and Sr. Financial Analyst. Mr. Barbre is a Certified Public Accountant and has served as an Adjunct professor at Biola University where he has taught cost accounting and accounting information systems courses. Mr. Barbre also serves as the Treasurer of Ministry Partners for Christ; a private foundation that will makes charitable grants to Christian organizations, and provide accounting, consulting, and financial expertise to aid evangelical Christian ministries. Mr. Barbre holds a Bachelor of Science in Business Administration, Magna Cum Laude, from Biola University. In addition, Mr. Barbre holds a Master of Business Administration degree with a finance emphasis from California State University Fullerton where the dean awarded him the Award for Academic Excellence upon graduation.

MENDELL THOMPSON

Mr. Thompson joined the Board when Arthur Black, whom served on the Board from 1997 through April 2016, retired from the Board. In May of 2020, Mr. Thompson was re-elected for a three term ending May of 2023. Mr. Thompson previously served as President/CEO of America’s Christian Credit Union in Glendora, California, a position he held since 1986. In early 2020, Mr. Thompson retired as President/CEO of ACCU. Prior to his promotion to President/CEO at age 32 in 1986, Mr. Thompson held a variety of other positions at ACCU between 1977 and 1986. Among his many accomplishments, Mr. Thompson was influential in taking ACCU through a charter change in 1993 that opened the door to making church loans. Currently, America's Christian Credit Union serves more than 135,000 members, has over $460 million in assets, and manages assets of over $505 million. Mr. Thompson was elected to the Glendora City Council in 2015 and served one term as Mayor from April 2018-2019. He now serves as Councilman having just been re-elected to another 4-year term. He is a trustee on the Point Loma Nazarene University (PLNU) Board and a director on the PLNU Foundation Board. Mr. Thompson has served as a director of the National Association of State Credit Union Supervisors (NASCUS) Executive Council, as a director on the Board of WesCorp FCU, Chairman of WesCorp’s Supervisory Committee, and on the Glendora Church of the Nazarene Board. He has been a director of the CU Deposit Network, the Financial Marketing Association, and the Southern California CU Executives Society Council. Mr. Thompson graduated cum laude in 1976 with a bachelor’s degree in History/Business from Point Loma Nazarene University, and is also a graduate of the Western CUNA Management School and Stanford University’s Executive Development Program. Mr. Thompson serves on our Asset-Liability Committee and as the Chairman of our Board Credit Committee.

JULI ANNE LAWRENCE

Mrs. Lawrence has served as a member of our Board since 2007. She is currently the Chief Judge Chatham County Board of Elections and an independent Strategy Consultant. Prior to her current engagement, Mrs. Lawrence served as the Chief Strategy Officer of Raoust + Partners, a Hampton, Virginia based strategic planning and marketing firm for credit unions. Mrs. Lawrence previously also served as Senior Vice President of Research and Development for Western Bancorp in San Jose, California. Prior to that engagement, she served as President and Chief Executive Officer of the National Institute of Health Federal Credit Union, a Rockville, Maryland credit union. Prior to that, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union, a Silicon Valley

California credit union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Mrs. Lawrence served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union, a Hampton Roads, Virginia credit union. Prior to joining the credit union industry, Mrs. Lawrence served as the Director of Sales for the US Navy Mid-Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland, and Bermuda. Mrs. Lawrence received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco, where she is pursuing a Ph.D. Mrs. Lawrence currently serves on the Board of Directors for the George Washington Institute of Health and Women in BIO. She also previously served as Chair for the Executive Committee of the Open Solutions Client Association and serves currently as a Trustee of the International Mission Board of the Southern Baptist Convention. Mrs. Lawrence provides our Board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise. Mrs. Lawrence serves on the Company’s Executive Committee and Board Credit Committee, and as the Chair of our Asset-Liability Committee.

JERROD FORESMAN

Mr. Foresman has served as a Company Board Member since May 2012 and MP Securities since November 2018. He is Co-Owner and President of Virtue Financial Advisors, LLC and the Office of Supervisory Jurisdiction (OSJ) Principal for Infinex Investments, Inc., managing bank and credit union investment programs for over 70 branch locations in the mid-west. Formerly serving as President, Chief Compliance Officer and FINOP of Bankers & Investors Company Inc., a Registered Broker/Dealer, Investment Advisor and Insurance Agency in Kansas City, Mr. Foresman ran the compliance and operations for 11 years. Bankers & Investors Co. provided investment services for seven banks and four credit unions in Missouri and Kansas. Mr. Foresman had been serving as a financial advisor since 1990 and has managed and owned financial advisory/marketing firms specializing in working with credit unions and community banks since 1993. Mr. Foresman attended Missouri State University and is currently studying for additional financial designations from the American College in Bryn Mawr, PA. He also serves as a board member for Angel Flight Air Support, OASIS Refuge and is a contributing member of the Wealth Management RIA Board of Advisors, Advisor Confidence Index (ACI) from Rydex. Mr. Foresman holds the FINRA Series 7, 24, 27, 63, 65 and 66 licenses as well as life, health, property & casualty insurance licenses.  Mr.  Foresman serves on the Company’s Audit Committee, and on the Board of MP Securities.

JEFFREY T. LAURIDSEN

Mr. Lauridsen has served as a member of our Board since October 2007. He is an attorney in private practice with the Law Offices of Jeffrey T. Lauridsen in Garden Grove,

California. Before establishing his current practice, Mr. Lauridsen served with several other law firms in the Orange County area, as partner and senior associate. Mr. Lauridsen’s 29 years of law practice have focused on corporate law and encompassed both trial and appellate work in diverse areas of law, including business litigation, construction defects, general liability, premises liability, products, medical malpractice, ERISA, insurance coverage, automobile liability, insurance bad faith, employment and labor law, sexual harassment, sexual molestation and others. Prior to entering into the practice of law, Mr. Lauridsen worked as a claim representative in the insurance industry for 19 years. Mr. Lauridsen received his Associate of Arts degree in Political Science from Fullerton College. He received his Bachelor of Science in Law and Juris Doctorate degrees from California Southern Law School. He has served as Elder at Grace Church in Orange, California for 18 years. Mr. Lauridsen brings to our Board the perspective of an experienced attorney, as well as intimate knowledge of ministry governance. In addition to being a member of the Board’s Executive Committee, Mr. Lauridsen serves on our Executive Committee and Board Credit Committee, and serves as Chairman of our Audit Committee.

GUY MESSICK

Mr. Messick is retired from the active practice of law as of January 1, 2021. He is Of Counsel to the law firm of Messick Lauer & Smith P.C. Mr. Messick has provided legal and strategic planning services to credit unions and credit union service organizations nationwide for over 30 years. From 1987 to 2020, he served as General Counsel to the National Association of Credit Union Service Organizations. His duties included being NACUSO’s liaison with the National Credit Union Administration. Mr. Messick is a nationally known speaker on a wide range of credit union topics. He has presented at conferences sponsored by NACUSO, NCUA, NAFCU, NASCUS, CUNA, CUES, ACUMA, AICPA and various State Leagues. At the request of the University of Cork, Mr. Messick has shared the CUSO experience in the United States with Irish credit unions. Mr. Messick served on the CUNA Task Force on Investment Services which was the industry’s liaison with the Securities and Exchange Commission. He is the author of the Guide for Credit Unions Providing Investment and Insurance Services and Credit Union Collaborations – Lessons Learned. Mr. Messick is recognized as a CUSO Pioneer in America’s Credit Union Museum in Manchester, New Hampshire. Mr. Messick’s legal practice included (a) assisting credit unions to plan and implement CUSO solutions; (b) advising clients providing a wide range of services including investment, insurance, technology and business lending services; (c) advocating for clients before regulatory agencies; and (d) facilitating planning sessions. Through Mr. Messick's many contacts within the credit union industry, he has helped clients network and connect with like-minded colleagues which has contributed to the formation of many successful and innovative CUSOs. Mr. Messick’s board experience includes the Credit Union Network for Financial Literacy (a CUSO teaching elementary children about credit unions and managing money), United Solutions Company (a CUSO providing IT related services),

AKUVO (a CUSO providing data analysis for lending and collection services), Tyler Arboretum, Media Historic Preservation and the Media Presbyterian Church. Mr. Messick is a graduate of Bucknell University and the University of Miami School of Law. He served as a law clerk to U.S. District Court Judge Morell E. Sharp (Seattle, Washington) from 1977-78. Prior to exclusively serving the credit union industry, Mr. Messick represented local municipalities, a chamber of commerce, economic development agencies, and many small businesses. He was also an assistant district attorney in Delaware County in the appellate division. He is admitted to practice law in Pennsylvania.  Mr. Messick serves on our Asset-Liability Committee and on the Board of MP Securities.

Our Board of Managers

The Operating Agreement charges our Board and officers with governing and conducting our business and affairs. The Operating Agreement charges our Board with essentially the same duties, obligations, and responsibilities as a board of directors of a corporation. The Board establishes our policies and periodically reviews them and has authorized designated officers and our President the authority to carry out those policies. As of the date of this Prospectus, our Board consists of seven managers, a majority of which are independent managers.

Board Committees

Our Board may from time to time establish and empower board committees to perform various functions on its behalf. Each committee consists of at least three persons. Currently, the Board has established the following committees:

•	Our Executive Committee is charged with responsibility for determining the President’s compensation and undertaking other matters of an executive and strategic oversight nature;
•	Our Audit Committee is chartered to oversee the annual audit of our financial reports, oversee the establishment and maintenance of internal controls and oversee compliance with our Ethics Policy;
•

Our Board Credit Committee is authorized to oversee compliance with our Loan Policy and to review the performance and management of our loan portfolio and to approve loan originations over a certain dollar amount or loans that have fallen outside of the parameters of the Loan Policy;

•	Our Credit Review Committee reviews and implements our Loan Policy and reviews most of the loan applications we receive;
•

Our Asset-Liability Committee is chartered to oversee the maintenance of our asset liability strategy and process, as well as our asset liability, liquidity and other policies relating to the mitigation of risks to our earnings and capital; and

•

Our Governance Committee is charged with responsibility for the Board Governance Policies, including our Related Parties Transaction Policy, and with the periodic task of nominating persons for election to the Board.

Our Board Chairman

On May 14, 2015, the Board of Managers appointed R. Michael Lee, to serve as Chairman of the Board of Managers. Prior to Mr. Lee’s appointment, Mark Holbrook served as our Board Chairman since the Company’s inception. Mr. Holbrook also served as our Chief Executive Officer from inception of the Company until February 17, 2011.

Code of Ethics

On November 6, 2009, our Board adopted a Code of Ethics for our principal officers and members of the Board. On February 26, 2018, the Company’s President and Chief Executive Officer, Joseph Turner, was appointed to the Board of Directors for Christian Care Ministry, Inc., headquartered in Melbourne, Florida (“CCM”). CCM currently maintains a business relationship with MP Securities and the Company, holds investments in the Company’s debt securities and has purchased other investment products made available through MP Securities. Mr. Turner currently serves as Chairman of the CCM Board of Directors.

The Company’s Board of Managers reviewed Mr. Turner’s appointment to the CCM Board of Directors as Chair of the Board and concluded that the appointment was made in compliance with the Company’s Code of Ethics.

Audit Committee

As authorized within the operating agreement for Ministry Partners Investment Company LLC, the Board of Managers established the Audit Committee in 2005 with the adoption of its formal charter. The primary purpose of the Audit Committee, as designated in its formal charter, is to oversee the Company’s accounting policies and practice, financial reporting procedures and audits of the Company’s financial statements. For the year ended December 31, 2020, the Audit Committee is comprised of three members, including Jeffrey T. Lauridsen, Van Elliott, and Jerrod Foresman. Mr. Lauridsen, a corporate attorney in Southern California for over 30 years, is Chairman of the Audit Committee and Vice Chairman of the overall Board of Managers. Mr. Van Elliott, a Certified Financial Planner and church leadership consultant, brings extensive experience as a credit union board member and has intimate knowledge of the Company’s financial operations as he has served as the Company’s Interim Chief Executive Officer on several occasions over the last 29 years since the Company’s inception. Mr. Elliott also serves as the Company’s Corporate Secretary. Mr. Foresman has nearly 29 years of experience in the financial services industry as an Executive, Compliance Officer, and Operations Principal. His knowledge of the financial operations of broker-dealers, advisory firms, and insurance agencies benefits the Audit Committee in its role of overseeing the operations of both the Company and MP Securities, the Company’s wholly-owned subsidiary.

Item 11.	EXECUTIVE and board of manager COMPENSATION

Executive Compensation

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2020 and 2019 by our senior executive officers.

Summary Annual Compensation Table

		2020			2019
Name	Principal Position	Salary	Bonus	All Other Compensation (1)	Salary	Bonus	All Other Compensation (1)
Joseph Turner	President and Chief Executive Officer	292,164	127,500	33,774	270,985	1,000	52,199
Brian S. Barbre	Sr. Vice President, Chief Financial Officer and Principal Accounting Officer	189,141	3,000	43,039	176,209	51,000	53,709
Michael R. Boblit	Vice-President, Corporate Lending	155,769	31,000	34,287
William M. Crammer, III,	Assistant Vice President, Lending	119,759	56,915	32,377	172,028	16,000	48,891

(1) This includes the aggregate amount we contributed to the Company’s 401(k) retirement plan, for medical benefits, and life and disability insurance for the Company’s officers in each year.

Board of Managers Compensation

The following table provides a summary of the compensation paid to our Managers for the year ended December 31, 2020:

Summary Annual Compensation Table

Name		Principal Position	Compensation (1)
Michael Lee		Chairman of the Board of Managers	$12,850
Van Elliott		Secretary and Manager	8,350
Juli Anne Lawrence		Manager	9,950
Jeffrey Lauridsen		Manager	10,450
Jerrod Foresman		Manager	8,850
Mendell Thompson		Manager	7,950
Guy Messick	(2)	Manager	6,000

(1) During each year, we accrued amounts for each Manager’s service on the Board. In February 2014, the Board approved the payment of compensation grants to Managers of the Board for rendering services to the Company. Under the grants approved by the Board, each Manager will receive a cash grant for serving on the Board, and will receive additional amounts for attendance at each Board meeting and for serving as a Chairperson of one of our Board Committees. In addition, we reimburse each Manager for expenses incurred in performing duties on our behalf. Compensation awards for our Managers for the years ended December 31, 2020 and 2019, were $64 thousand and $63 thousand, respectively.

(2) Mr. Messick was elected to his position as Manager effective as of May 7, 2020.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The following table sets forth information available to us, as of December 31, 2020, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

Name	Address	Beneficial Ownership	Percentage Owned(1)
R. Michael Lee	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	$—	—%
Van C. Elliott	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Mendell Thompson	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Juli Anne Lawrence	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Jeffrey T. Lauridsen	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Jerrod L. Foresman	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Guy A. Messick	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Joseph W. Turner, Jr.	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Brian S. Barbre	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Michael R. Boblit	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
All officers and members of the Board as a group		$—	—%

Other 5% or greater beneficial owners (seven):
Name	Beneficial Ownership	Percentage Owned(1)
Evangelical Christian Credit Union	62,000	42.31%
America’s Christian Credit Union	12,000	8.19%
Navy Federal Credit Union (2)	11,905	8.13%
UNIFY Financial Credit Union	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%

(1) Based on 146,522 Class A Units outstanding.

(2) Navy Federal Credit Union is a non-voting equity member in the Company, but holds a beneficial interest in 11,905 Class A Common Units. As the holder of an economic interest in the Company, Navy Federal Credit Union holds a beneficial interest in the Company.

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

Transactions by related parties in the amount that exceeds $120,000
			Amount of transaction (dollars in thousands)
Related Party Name	Basis of related party	Transaction description	2020	2019
Joseph Turner	Officer of the Company	Purchase of the company's notes	$136	$263
ECCU	5% or greater owner	Total funds held on deposit at ECCU	7,414	365
ECCU	5% or greater owner	Rent expense on lease agreement with ECCU	146	138
ECCU	5% or greater owner	Loan participations sold to ECCU not serviced by the Company	1,164	—
ACCU	5% or greater owner	Fees paid based on MP Securities Networking Agreement with ACCU	101	45
ACCU	5% or greater owner	Total funds held on deposit at ACCU	7,846	10,343
ACCU	5% or greater owner	Loan participations sold to ACCU and serviced by the Company	867	—
ACCU	5% or greater owner	Loan participations sold to ACCU not serviced by the Company	1,556	—
ACCU	5% or greater owner	Loan participations purchased from and serviced by ACCU	—	1,603
NFCU	5% or greater owner	Loan participations sold to NFCU and serviced by the Company	1,863	—

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Before we engage our principal accountant to render audit or non-audit services, our Audit Committee approves the engagement if SEC rules and regulations require it.

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2020	2019
Audit and audit-related fees	$113,000	$97,000
Tax Fees	12,500	12,500
All other fees	7,600	4,000
Total	$133,100	$113,500

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

10.5	CUSO Line of Credit Facility Note and Security Agreement, dated May 14, 2008, executed by Ministry Partners Investment Corporation in favor of Members United Corporate Federal Credit Union (6)
10.6	Office Lease, dated November 4, 2008, by and between Ministry Partners Investment Corporation and Evangelical Christian Credit Union (7)
10.7	Equipment Lease, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (7)
10.8	Professional Services Agreement, dated as of January 1, 2009, by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union (7)
10.9	Form of Individual Manager Indemnification Agreement (8)
10.13	Loan and Security Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Funding, LLC dated December 15, 2014 (9)
10.15

Amendment to Loan and Security Agreement by and between The National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union and Ministry Partners Investment Company, LLC dated March 30, 2015. (10)

10.17	Employment Agreement by and between Ministry Partners Securities, LLC and Joseph Turner dated May 27, 2015. (11)
10.19	Employment Agreement by and between Ministry Partners Securities, LLC and Joseph Turner dated May 5, 2016. (12)
10.21

Amendment and Modification of Promissory Note by and between The National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union and Ministry Partners Investment Company, LLC dated November 30, 2016. (13)

10.23	Networking Agreement by and between Ministry Partners Securities, LLC and America’s Christian Credit Union dated July 30, 2014 and Addendum related thereto dated December 1, 2016. (14)
10.29	Administrative Services Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC dated January 30, 2018 (15)
10.31	(Amended) Master Services Agreement by and between Ministry Partners Investment Company, LLC and Evangelical Christian Credit Union, dated March 1, 2018. (16)
10.32	Master Services Agreement by and between Ministry Partners Investment Company, LLC and America’s Christian Credit Union, dated August 17, 2017. (16)
10.33	Settlement Agreement and Mutual Release of All Claims by and between Ministry Partners Investment Company, LLC and OSK VII, LLC dated September 24, 2020 (17)
10.34	Loan and Security Agreement by and Between Ministry Partners Investment Company, LLC and KCT Credit Union, dated September 30, 2020 (18)

10.35	Trust Indenture by and between Ministry Partners Investment Company, LLC and U.S. Bank National Association, as Trustee dated January 6, 2021 (19)
10.36	Managing Broker Dealer Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC, dated ______ (19)
14.1	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.ins	XBRL Taxonomy Extension Definition Linkbase Document **
101.sch	XBRL Taxonomy Extension Schema Document **
101.def	XBRL Taxonomy Extension Definition Linkbase Document **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 23, 2013.
(4)	Incorporated by reference to the Report on Form 8-K filed by the Company on October 15, 2007, as amended.
(5)	Incorporated by reference to the Report on Form 8-K filed by the Company on November 11, 2011.
(6)	Incorporated by reference to the Report on Form 8-K filed by the Company on May 20, 2008.
(7)	Incorporated by reference to the Report on Form 10-K filed by the Company on April 14, 2009.
(8)	Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Company on June 24, 2011.
(9)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2015
(10)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 9, 2015.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 3, 2015.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 11, 2016.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 5, 2016.
(14)	Incorporated by reference to Exhibit 10.23 on Form S-1 filed by the Company on December 8, 2017.
(15)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-1 filed by the Company on January 30, 2018.
(16)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 29, 2018
(17)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 30, 2020.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on October 7, 2020.
(19)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-1 filed by the Company on January 6, 2021.
*	Filed herewith.
**	Furnished, not filed, herewith.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 25, 2021	By:	/s/ Joseph W. Turner
Joseph W. Turner,

Chief Executive Officer
(Principal Executive Officer)

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 25, 2021	By:	/s/ Brian. S. Barbre
Brian S. Barbre,
Senior Vice President and Chief Financial Officer
Chief Executive Officer
(Principal Accounting Officer)

Each person whose signature appears below on this Form 10-K hereby constitutes and appoints Joseph W. Turner, Jr., as his true and lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign this Report of Ministry Partners Investment Company, LLC and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Michael Lee ___________________________________ R. Michael Lee by Joseph W. Turner, Jr, his attorney-in-fact	Chairman of the Board of Managers	March 25, 2021

/s/ Joseph W. Turner, Jr ___________________________________ Joseph W. Turner, Jr	Chief Executive Officer, President	March 25, 2021

/s/ Brian S. Barbre ___________________________________ Brian S. Barbre	Senior Vice President, Chief Financial Officer, Principal Accounting Officer	March 25, 2021

/s/ Van C. Elliott ___________________________________ Van C. Elliott by Joseph W. Turner, Jr, his attorney-in-fact	Secretary, Manager	March 25, 2021

/s/ Mendell L. Thompson ___________________________________ Mendell L. Thompson by Joseph W. Turner, Jr, his attorney-in-fact	Manager	March 25, 2021

/s/ Juli Anne S. Lawrence ___________________________________ Juli Anne S. Lawrence by Joseph W. Turner, Jr, her attorney-in-fact	Manager	March 25, 2021

/s/ Jerrod L. Foresman ___________________________________ Jerrod L. Foresman by Joseph W. Turner, Jr, his attorney-in-fact	Manager	March 25, 2021

/s/ Jeffrey T. Lauridsen ___________________________________ Jeffrey T. Lauridsen by Joseph W. Turner, Jr, his attorney-in-fact	Manager	March 25, 2021

/s/ Guy A. Messick ___________________________________ Guy A. Messick by Joseph W. Turner, Jr, his attorney-in-fact	Manager	March 25, 2021