Form 10-Q
period 2021-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2021-05-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _____ to _____

333-4028-LA

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

At March 31, 2021, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

(Dollars in thousands Except Unit Data)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$15,664	$21,922
Restricted cash	51	51
Certificates of deposit	1,000	1,761
Loans receivable, net of allowance for loan losses of $1,509 and $1,516 as of March 31, 2021 and December 31, 2020, respectively	112,338	116,121
Accrued interest receivable	819	798
Investment in joint venture	882	884
Property and equipment, net	207	219
Foreclosed assets, net	301	301
Servicing assets	142	147
Other assets	873	889
Total assets	$132,277	$143,093
Liabilities and members’ equity
Liabilities:
Term-debt	$36,086	$51,516
Line of credit	2,000	—
Investor notes payable, net of debt issuance costs of $87 and $33 as of March 31, 2021 and December 31, 2020, respectively	77,156	76,194
Accrued interest payable	291	312
Other liabilities	2,005	2,163
Total liabilities	117,538	130,185
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2021 and December 31, 2020 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2021 and December 31, 2020; See Note 13	1,509	1,509
Accumulated equity (deficit)	1,515	(316)
Total members' equity	14,739	12,908
Total liabilities and members' equity	$132,277	$143,093

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three month periods ended March 31, 2021 and 2020

(Dollars in thousands)

	Three months ended
	March 31,
	2021	2020
Interest income:
Interest on loans	$1,868	$2,179
Interest on interest-bearing accounts	14	85
Total interest income	1,882	2,264
Interest expense:
Investor notes payable	678	765
Other debt	289	445
Total interest expense	967	1,210
Net interest income	915	1,054
Provision (credit) for loan losses	(7)	52
Net interest income after provision (credit) for loan losses	922	1,002
Non-interest income:
Broker-dealer commissions and fees	296	175
Other income	57	81
Gain on debt extinguishment	2,398	—
Total non-interest income	2,751	256
Non-interest expenses:
Salaries and benefits	914	782
Marketing and promotion	211	8
Office occupancy	44	45
Office operations and other expenses	296	333
Foreclosed assets, net	21	8
Legal and accounting	132	121
Total non-interest expenses	1,618	1,297
Income (loss) before provision for income taxes	2,055	(39)
Provision for income taxes and state LLC fees	5	5
Net income (loss)	$2,050	$(44)

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

(Dollars in thousands)

	Three months ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,050	$(44)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12	12
Amortization of deferred loan fees	(53)	(96)
Amortization of debt issuance costs	13	23
Provision (credit) for loan losses	(7)	52
Accretion of loan discount	(6)	(10)
Gain on sale of loans	(3)	(35)
Gain on extinguishment of debt	(2,398)	—
Changes in:
Accrued interest receivable	(21)	11
Other assets	30	69
Accrued interest payable	(21)	(30)
Other liabilities	(177)	1,077
Net cash provided (used) by operating activities	(581)	1,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(4,065)	(12,393)
Loan sales	3,467	9,329
Loan principal collections	4,443	6,774
Redemption (purchase) of certificates of deposit	761	(1,002)
Net cash provided by investing activities	4,606	2,708
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(13,032)	(1,272)
Net change in line of credit balances	2,000	—
Net change in investor notes payable	1,016	40
Debt issuance costs	(67)	(20)
Dividends paid on preferred units	(200)	(237)
Net cash (used) by financing activities	(10,283)	(1,489)
Net increase (decrease) in cash and restricted cash	(6,258)	2,248
Cash, cash equivalents, and restricted cash at beginning of period	21,973	26,045
Cash, cash equivalents, and restricted cash at end of period	$15,715	$28,293
Supplemental disclosures of cash flow information
Interest paid	$988	$1,240
Income taxes paid	—	—
Supplemental disclosures of non-cash transactions
Servicing assets recorded	7	47
Leased assets obtained in exchange of new operating lease liabilities	—	53
Lease liabilities recorded	—	53
Dividends declared to preferred unit holders	15	36

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. A more detailed description of the Company’s accounting policies is included in its 2020 annual report filed on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2021 and 2020 are not necessarily indicative of the results for the full year.

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

The Company formed MPC on December 28, 2018 to be used exclusively for religious and charitable purposes within the meaning of Section 501(c)(3) of the U.S. Internal Revenue Code of 1986. MPC is a not-for-profit corporation formed and organized as a private foundation under Delaware law that makes charitable grants to Christian education, and provides accounting, consulting, and financial expertise to aid evangelical Christian ministries. On August 23, 2019, the Internal Revenue Service granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the Internal Revenue Code. The MPC Board of Directors approved its first charitable grants during the year ended December 31, 2020.

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

Risks and Uncertainties

COVID-19, a global pandemic, has adversely impacted the broad economy, including most industries and sectors. The length and depth of the pandemic will ultimately determine the overall financial impact to the Company, but it could impair our borrowers' ability to meet their financial obligations to us. Furthermore, while there has been no material impact to the Company’s employees to date, COVID-19 could potentially create business continuity issues for the Company. In accordance with Financial Accounting Standards Board (FASB) and interagency regulatory guidance issued in March 2020, loans that are modified under the terms of our COVID-19 Deferral Assistance Program were not considered troubled debt restructurings to the extent that they met the terms of such guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). In addition, in response to COVID-19, the Federal Reserve reduced the Federal Funds rate to zero on March 16, 2020. The reduction in interest rates and other effects of the COVID-19 pandemic raise uncertainties that could negatively affect the Company’s net interest income and non-interest income.

The Company’s operations are dependent upon the willingness and ability of its employees, borrowers, noteholders, and investment clients to conduct financial transactions. If the global response to contain COVID-19 results in reinstatement of lock-down or curtailment of activities orders, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flows. While it is not possible to know the full extent that the impact of COVID-19, and resulting measures to curtail its spread will have on the Company’s operations, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Cash, and Cash Equivalents

Cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of March 31, 2021 and December 31, 2020.

The National Credit Union Insurance Fund insures a portion of the Company’s cash held at credit unions, and the Federal Deposit Insurance Corporation insures a portion of cash held by the Company at other financial institutions. The Company holds cash deposits that may exceed insured limits. Management does not expect to incur losses in these cash accounts.

The Company maintains cash accounts with Royal Bank of Canada Dain Rauscher (“RBC Dain”) as part of its clearing agreement, and with the Central Registration Depository (“CRD”) for regulatory purposes. The cash in these accounts is considered restricted cash and management classifies it as such on our balance sheet.

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had $1.0 million in certificates of various terms greater than three months as of March 31, 2021. The Company had $1.8 million in certificates of deposit with original maturities of greater than three months at December 31, 2020.

Details of certificates owned by the Company as of March 31, 2021 are as follows (dollars in thousands):

Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	1/13/2020	$1,000	2.25%	10/13/2021

Details of certificates owned by the Company as of December 31, 2020 are as follows (dollars in thousands):

Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	1/13/2020	$1,000	2.25%	10/13/2021
CD 2	4/1/2020	761	1.95%	1/1/2021

Use of Estimates

The Company’s presentation of consolidated financial statements that conform to United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates govern areas such as the allowance for credit losses, foreclosed assets valuation, and the fair value of financial instruments. Actual results could differ from these estimates.

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

Management considers loans that it renews at below-market terms to be troubled debt restructurings if the below-market terms represent a concession due to the borrower’s troubled financial condition. The Company classifies troubled debt restructurings as impaired loans. For the loans that are not considered to be collateral-dependent, management measures troubled debt restructurings at the present value of estimated future cash flows using the loan's effective rate at origination of the loan. The Company reports the change in the present value of cash flows related to the passage of time as interest income. If the loan is considered to be collateral-dependent, impairment is measured based on the fair value of the collateral.

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

Under section 4013 of the CARES Act, financial institutions may elect not to categorize a loan modification as a troubled debt restructuring if it is

(1)	related to COVID-19;
(2)	executed on a loan that was not more than thirty (30) days past due as of December 31, 2019; and
(3)	executed between March 31, 2020, and the earlier of (A) sixty (60) days after the termination of the National Emergency or (B) December 31, 2020.

*  The National Emergency regarding the COVID-19 pandemic was first declared effective March 1, 2020 under Proclamation 9994 by the President under the authority vested in the President by the Constitution and the laws of the United States of America, including sections 201 and 301 of the National Emergencies Act. As of the date of filing, the President under the same authority has continued the National Emergency indefinitely beyond March 1, 2021.

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

Substandard:

Loans and other credit extensions bearing this grade are considered to be inadequately protected by the current net worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, ministry, or environmental conditions which have clearly jeopardized repayment of principal and interest as originally intended. Furthermore, there is the possibility that some future loss will be sustained if such weaknesses are not corrected.

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

Gains/losses on sales of foreclosed assets

The Company records a gain or loss from the sale of foreclosed assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of a foreclosed asset to the buyer, the Company assesses whether the buyer is committed to perform their obligation under the contract, whether collectability of the transaction price is probable, and the sufficiency of down payment, among other factors. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

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

Adoption of New Accounting Standards

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

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings. At March 31, 2021 and December 31, 2020, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	March 31,		December 31,
	2021	2020	2020
Cash and cash equivalents	$15,664	$28,242	$21,922
Restricted cash	51	51	51
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$15,715	$28,293	$21,973

Amounts included in restricted cash represent those required to be set aside with the CRD account with FINRA, as well as funds the Company has deposited with RBC Dain as clearing deposits. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2021	2020
Total funds held on deposit at ECCU	$2,928	$7,414
Loan participations purchased from and serviced by ECCU	253	256

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2021	2020
Interest earned on funds held with ECCU	$1	$—
Interest income earned on loans purchased from ECCU	4	4
Loans sold to ECCU	—	1,164
Fees paid to ECCU from MP Securities Networking Agreement	1	—
Income from Successor Servicing Agreement with ECCU	2	2
Rent expense on lease agreement with ECCU	37	37

Loan participation interests purchased:

In the past, the Company purchased loan participation interests from ECCU. Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the three months ended March 31, 2021 and 2020.

Loans sold:

From time to time, the Company may sell loans to ECCU. On January 23, 2020, the Company sold an impaired loan to ECCU in order to recoup its recorded investment in the loan. The Company did not sell any loans to ECCU during the three months ended March 31, 2021.

Lease and Services Agreement:

The Company leases its corporate offices and purchases other facility-related services from ECCU pursuant to a written lease and services agreement. Management believes these terms are equivalent to those that prevail in arm's length transactions.

MP Securities Networking Agreement with ECCU:

MP Securities has entered into a Networking Agreement with ECCU pursuant to which MP Securities agreed to offer investment and insurance products and services to ECCU’s members that:

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

Successor Servicing Agreement with ECCU:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU. This agreement obligates the Company to serve as the successor loan-servicing agent for certain mortgage loans designated by ECCU. The Company will service these loans in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans. The original Agreement terminated in October 2019, and has converted to a month-to-month agreement.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2021	2020
Total funds held on deposit at ACCU	$5,852	$7,846

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2021	2020
Interest earned on funds held with ACCU	$7	$39
Loans sold to ACCU	1,000	—
Interest income earned on loans purchased from ACCU	—	20
Fees paid based on MP Securities Networking Agreement with ACCU	17	11

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

On September 30, 2020, the Company entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution.  The KCT line of credit is a $7.0 million short-term demand facility with a maturity date of September 30, 2021. The line of credit will automatically renew for a one-year term unless either party furnishes written notice at least thirty (30) days prior to the maturity date that it does not intend to renew the agreement. The KCT line of credit is secured by certain mortgage loans held as collateral and the Company is required to maintain a minimum collateralization ratio of 120% measured by the outstanding balance of mortgage notes pledged as compared to the total amount owed on the line of credit. The KCT line of credit is evidenced by a promissory note, is payable one hundred twenty (120) days after each advance made or earlier in the event that collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such delinquency. The interest rate on the Note is set at prime plus 0.50%. At March 31, 2021, the prime rate was 3.25%. The Company approved the KCT line of credit in accordance with its Related Party Transaction Policy, concluded that the terms of the KCT line of credit were in the best interests of the Company, and entered into on terms no less favorable to the Company than could be obtained from an independent third party. As of March 31, 2021, there was $2.0 million in borrowings outstanding on the KCT line of credit. There was no outstanding balance as of December 31, 2020.

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

The agreement entitles MP Securities to pay KCT a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of KCT members. Either KCT or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice. MP Securities paid $4 thousand in fees during the three months ended March 31, 2021 based on its Networking Agreement with KCT.  It did not pay any fees during the three months ended March 31, 2020.

Loan Participation Interest Sold

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and it charges KCT a customary fee for servicing the loan. As of March 31, 2021, the Company services $1.1 million in loan participations that it has sold to KCT.

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

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled

$318 thousand and $316 thousand at March 31, 2021 and December 31, 2020, respectively.

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

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2033. The loan portfolio had a weighted average rate of 6.46% and 6.55% as of March 31, 2021 and December 31, 2020, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	March 31,	December 31,
	2021	2020
Loans to evangelical churches and related organizations:
Real estate secured	$114,377	$118,203
Unsecured	139	144
Total loans	114,516	118,347
Deferred loan fees, net	(442)	(481)
Loan discount	(227)	(229)
Allowance for loan losses	(1,509)	(1,516)
Loans, net	$112,338	$116,121

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of March 31, 2021 and December 31, 2020. The following table shows the changes in the allowance for loan losses for the three months ended March 31, 2021 and the year ended December 31, 2020 (dollars in thousands):

	Three months ended	Year ended
	March 31, 2021	December 31, 2020
Balance, beginning of period	$1,516	$1,393
Provision (credit) for loan loss	(7)	188
Charge-offs	—	(65)
Balance, end of period	$1,509	$1,516

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	March 31, 2021	December 31, 2020
Loans:
Individually evaluated for impairment	$6,181	$6,181
Collectively evaluated for impairment	108,335	112,166
Balance	$114,516	$118,347

Allowance for loan losses:
Individually evaluated for impairment	$290	$290
Collectively evaluated for impairment	1,219	1,226
Balance	$1,509	$1,516

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2021
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$80,252	$1,628	$199	$—	$82,079
Watch	24,288	1,715	253	—	26,256
Special mention	—	—	—	—	—
Substandard	5,677	—	—	—	5,677
Doubtful	504	—	—	—	504
Loss	—	—	—	—	—
Total	$110,721	$3,343	$452	$—	$114,516

Credit Quality Indicators (by class)
As of December 31, 2020
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$83,494	$1,789	$201	$—	$85,484
Watch	24,710	1,716	256	—	26,682
Special mention	—	—	—	—	—
Substandard	5,677	—	—	—	5,677
Doubtful	504	—	—	—	504
Loss	—	—	—	—	—
Total	$114,385	$3,505	$457	$—	$118,347

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$7,581	$—	$3,971	$11,552	$99,169	$110,721	$—
Wholly-Owned Junior	—	—	—	—	3,343	3,343	—
Participation First	—	—	—	—	452	452	—
Participation Junior	—	—	—	—	—	—	—
Total	$7,581	$—	$3,971	$11,552	$102,964	$114,516	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$2,704	$—	$4,185	$6,889	$107,496	$114,385	$—
Wholly-Owned Junior	—	—	—	—	3,505	3,505	—
Participation First	—	—	—	—	457	457	—
Participation Junior	—	—	—	—	—	—	—
Total	$2,704	$—	$4,185	$6,889	$111,458	$118,347	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class as of and for three months ended March 31, 2021 and 2020, and the year ended December 31, 2020, respectively. The unpaid principal balance reflects the contractual principal outstanding on the loan. Included in the balance of impaired loans are troubled debt restructurings that have been performing and have been upgraded to pass or watch since the date of the modification. The recorded balance reflects the unpaid principal balance less any interest payments that management has recorded against principal. The recorded investment reflects the recorded balance less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of March 31, 2021					For the three months ended March 31, 2021
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$9,835	$9,770	$9,612	$—	$9,609	$91
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	290	290	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$10,125	$10,060	$9,902	$290	$9,899	$91

Impaired Loans (by class) As of December 31, 2020					For the year ended December 31, 2020
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$9,856	$9,791	$9,632	$—	$9,674	$357
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	290	290	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	296	11
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$10,146	$10,081	$9,922	$290	$10,260	$368

Impaired Loans (by class) As of March 31, 2020					For the three months ended March 31, 2020
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$11,116	$11,055	$11,076	$—	$11,057	$109
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	110	290	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	296	11
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$11,406	$11,345	$11,366	$110	$11,643	$120

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	March 31, 2021	December 31, 2020
Church loans:
Wholly-Owned First	$6,181	$6,181
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total	$6,181	$6,181

Beginning in April, 2020, the Company has taken measures to assist borrowers adversely affected by COVID-19 by deferring principal and/or interest payments. The concessions granted meet the qualifications under Section 4013 of the CARES Act, and, as a result, the Company has elected not to account for these modifications as troubled debt restructurings. The Company granted concessions to 35 borrowers, representing an outstanding loan principal balance of $47.8 million. As of December 31, 2020, three loans with a total outstanding principal balance of $13.2 million were still in the deferral period. As of March 31, 2021,  two loans with a total outstanding principal balance of $9.8 million were still in the deferral period.

There were no loan modifications made during the three months ended March 31, 2021 that qualified as troubled debt restructurings.

A summary of loans the Company restructured during the three month period ended March 31, 2020 is as follows (dollars in thousands):

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

The Company has one restructured loan that is past maturity as of March 31, 2021. The Company has entered into a forbearance agreement with the borrower and is evaluating what actions it should undertake to protect its investment on this loan.

The Company closely monitors delinquency in loans modified in a troubled debt restructuring as an early indicator for future default. Management regularly evaluates loans modified in a troubled debt restructuring for potential further impairment and will make adjustments to the risk ratings and specific reserves associated with troubled debt restructurings as deemed necessary.

As of March 31, 2021, the Company has no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

Note 5: Investments in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). The Valencia Hills Project is a joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand. This amount was the carrying value in the foreclosed asset at December 31, 2015.

As of March 31, 2021 and December 31, 2020, the value of the Company’s investment in the joint venture was $882 thousand and $884 thousand, respectively. Management’s impairment analysis of the investment as of March 31, 2021 has determined that the investment is not impaired.

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended
	March 31,
	2021	2020
Non-interest income, in scope
Broker-dealer fees and commissions	$296	$175
Gains on loan sales	3	35
Lease income	—	13
Gain on debt extinguishment	2,398	—
Other non-interest income	2	2
Non-interest income, out of scope
Lending fees	52	31
Total non-interest income	$2,751	$256

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

(dollars in thousands)

	Three months ended
	March 31, 2021
	Transactional	AUM	Total
Broker-dealer revenue
Security commissions	$57	$13	$70
Sale of investment company shares	14	22	36
Other insurance product revenue	101	12	113
Advisory fee income	—	77	77
Total broker-dealer revenue	$172	$124	$296

(dollars in thousands)

	Three months ended
	March 31, 2020
	Transactional	AUM	Total
Broker-dealer revenue
Security commissions	$4	$5	$9
Sale of investment company shares	14	20	34
Other insurance product revenue	3	10	13
Advisory fee income	3	116	119
Total broker-dealer revenue	$24	$151	$175

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Three months ended		Year ended
	March 31,		December 31,
	2021	2020	2020
Loan participation interests sold by the Company	$3,467	$8,165	$17,106
Total participation interests sold and serviced by the Company	40,695	33,084	37,962
Servicing income	44	28	143

Servicing Assets
Balance, beginning of period	$147	$100	$100
Additions:
Servicing obligations from sale of loan participations	7	47	99
Subtractions:
Amortization	(12)	(16)	(52)
Balance, end of period	$142	$131	$147

During the year ended December 31, 2020, the Company sold to ACCU two participations in loans it had previously purchased from ACCU. These participations totaled $1.6 million.

During the year ended December 31, 2020, the Company sold back to ECCU one participation in a loan it had previously purchased from ECCU. This participation totaled $1.2 million.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that was valued at $301 thousand at March 31, 2021 and December 31, 2020. There was no allowance for losses on foreclosed assets at March 31, 2021 and December 31, 2020. The Company did not record any provision for losses on foreclosed assets during the three months ended March 31, 2021 and March 31, 2020.

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

Foreclosed Asset Expenses (Income)	For the three months ended March 31,
	2021	2020
Net loss (gain) on sale of real estate	$—	$—
Provision for losses	—	—
Operating expenses, net of income	21	8
Net expense (income)	$21	$8

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	March 31,	December 31,
	2021	2020

Furniture and office equipment	$521	$521
Computer system	214	214
Leasehold improvements	43	43
Total premises and equipment	778	778
Less accumulated depreciation and amortization	(571)	(559)
Premises and equipment, net	$207	$219

	2021	2020

Depreciation and amortization expense for the three months ended March 31,	$12	$12

Note 10: Credit Facilities

The Company has one secured term-debt credit facility. The facility is non-revolving and does not have an option to renew or extend additional credit. Additionally, the facility does not contain a prepayment penalty. Under the terms of the credit facility, the Company must maintain a minimum collateralization ratio of at least 120%. If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio. The collateral securing the facility at March 31, 2021 and December 31, 2020 satisfied the 120% minimum. As of March 31, 2021, the Company has only pledged qualifying mortgage loans as collateral on the credit facility. In addition, the credit facility includes a number of borrower covenants. The Company is in compliance with these covenants as of March 31, 2021 and December 31, 2020. On March 5, 2021, the Company made a $14.3 million principal payment on this facility and realized  a $2.3 million gain on the extinguishment of debt as a result of this payment. The Company was in compliance with the borrower covenants at the time of the payment.

Previously, the Company had an additional term-debt credit facility that carried the same terms as the facility it currently has. On September 25, 2020, the Company reached an agreement with the note holder to pay off the entire outstanding contractual principal balance of $15.0 million. The Company realized a  $2.4 million gain on the extinguishment of debt because of this agreement. The Company was in compliance with its covenants and its minimum collateralization ratio on the facility at the time of the payoff.

On April 27, 2020, MP Securities applied for and received a Paycheck Protection Program loan (“PPP Loan”) granted under the CARES Act. According to the terms of the program, as administered by the Small Business Association (“SBA”), payments on the loan were deferred, deferred interest was capitalized into the principal balance of the loan, and qualifying amounts of the principal balance of the loan and deferred interest were eligible to be forgiven if MP Securities retained employees and maintained salary levels for its existing employees. On March 5, 2021, the SBA forgave all principal and accrued interest due on this loan.

On September 30, 2020, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution (“CUSO LOC”). The CUSO LOC is a revolving $7.0 million short-term demand credit facility with a one-year maturity date of September 30, 2021. The facility carried an outstanding balance of $2.0 million at March 31, 2021. The interest rate on the facility is equal to the United States Prime Rate plus 0.50%. The interest rate was 3.75% on March 31, 2021. The CUSO LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement. The Company may draw funds on the CUSO LOC at any time until the line is fully drawn. However, the Company may only use the CUSO LOC to warehouse loans until they are sold. Repayment of each advance is due one hundred and twenty (120) days after the advance is made or earlier in the event that a collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such deficiency. To secure its obligations under the CUSO LOC, the

Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the CUSO LOC. The minimum ratio must equal at least 120%. The CUSO LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at March 31, 2021. A total of $6.6 million and $7.2 million in loans were pledged on this facility as of March 31, 2021 and December 31, 2020, respectively.

March 31, 2021:

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$36,086	$450	11/1/2026	$58,274	$—
Line of Credit	3.750%	Variable	2,000	—	9/30/2021	8,881	—

Future principal contractual payments of the Company’s borrowings from financial institutions during the twelve-month periods ending March 31, are as follows (dollars in thousands):

2022	$6,466
2023	4,661
2024	4,778
2025	4,902
2026	5,026
Thereafter	12,253
$38,086

Note 11: Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		March 31, 2021		December 31, 2020
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1 Offering	Unsecured	$7,997	4.01%	$9,010	3.94%
Class 1A Offering	Unsecured	43,596	3.28%	48,982	3.16%
2021 Class A Offering	Unsecured	6,758	2.74%	—	—%
Public Offering Total		$58,351	3.32%	$57,992	3.28%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$12,676	4.23%	$11,655	4.49%
Secured Notes	Secured	6,216	4.05%	6,580	3.99%
Private Offering Total		$18,892	4.17%	$18,235	4.31%

Total Investor Notes Payable		$77,243	3.53%	$76,227	3.53%
Investor Notes Payable Totals by Security	Offering Type
Unsecured Total	Unsecured	$71,027	3.48%	$69,647	3.48%
Secured Total	Secured	6,216	4.05%	6,580	3.99%

Future maturities for the Company’s investor notes during the twelve-month periods ending March 31, are as follows (dollars in thousands):

2022	$29,720
2023	8,901
2024	10,233
2025	5,645
2026	22,744
$77,243

Debt issuance costs related to the Company’s investor notes payable were $87 thousand and $33 thousand at March 31, 2021 and December 31, 2020, respectively.

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

SEC Registered Public Offerings

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of March 31, 2021 and December 31, 2020. The Company issued The Class 1 Notes under a Trust Indenture between the Company and U.S. Bank.

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

2021 Class A Offering.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at March 31, 2021 and December 31, 2020.

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

The Company secures these notes by pledging either cash or loans receivable as collateral. The collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. Said another way, every dollar of cash collateralizes one dollar of secured notes and every $1.05 of loans receivable collateralizes one dollar of secured notes. At March 31, 2021 and December 31, 2020, the loans receivable collateral securing the Secured Notes had an outstanding balance of $9.0 million and $9.1 million, respectively. The March 31, 2021 and December 31, 2020 collateral balances were sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of March 31, 2021 and December 31, 2020, the Company did not have cash pledged for the benefit of the Secured Notes.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	March 31, 2021	December 31, 2020
Undisbursed loans	$3,638	$2,774

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

The table below presents information regarding our existing operating leases (dollars in thousands):

	Three months ended		Year ended
	March 31,		December 31,
	2021	2020	2020
Lease cost
Operating lease cost	$43	$44	$174
Other information
Cash paid for operating leases	43	42	169
Right-of-use assets obtained in exchange for operating lease liabilities	—	53	53
Weighted average remaining lease term (in years)	2.42	3.32	2.87
Weighted-average discount rate	4.65%	4.61%	4.64%

Future minimum lease payments and lease costs for the twelve months ending March 31, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2022	$175	$174
2023	151	146
2024	116	110
Total	$442	$430

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

Note 14: Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the three months ended March 31, 2021 and 2020 were $22 thousand and $26 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution for the three months ended March 31, 2020.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at March 31, 2021 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$15,715	$15,715	$—	$—	$15,715
Certificates of deposit	1,000		1,011		1,011
Loans, net	112,338	—	—	111,032	111,032
Investment in joint venture	882	—	—	882	882
Accrued interest receivable	819	—	—	819	819
FINANCIAL LIABILITIES:
Term-debt	$36,086	$—	$—	$31,033	$31,033
Line of credit	2,000	—	—	2,000	2,000
Investor notes payable	77,156	—	—	78,567	78,567
Other financial liabilities	510	—	—	510	510

		Fair Value Measurements at December 31, 2020 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$21,973	$21,922	$—	$—	$21,922
Certificates of deposit	1,761	—	1,779	—	1,779
Loans, net	116,121	—	—	115,477	115,477
Investment in joint venture	884	—	—	884	884
Accrued interest receivable	798	—	—	798	798
FINANCIAL LIABILITIES:
Term-debt	$51,516	$—	$—	$43,832	$43,832
Investor notes payable	76,194	—	—	78,262	78,262
Other financial liabilities	513	—	—	513	513

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2021 and December 31, 2020.

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

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2021 and December 31, 2020.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2021:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,815	$5,815
Investment in joint venture	—	—	882	882
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$6,998	$6,998

Assets at December 31, 2020:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,815	$5,815
Investments in joint venture	—	—	884	884
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,000	$7,000

Impaired Loans

The Company measures impaired loans at fair value on a nonrecurring basis. Once a loan is considered impaired, the fair value is measured using one of several methods, including collateral liquidation value, the market value of similar debt, or discounted cash flows. Most often management uses the fair value of the underlying real estate collateral to value impaired loans. Such fair values are obtained using independent appraisals, which the Company considers to be Level 3 inputs.

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

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

March 31, 2021
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,815	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investment in joint venture	882	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2020
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,815	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investments in joint venture	884	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a

California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2020 and 2019, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2020 and 2019, MP Realty has federal and state net operating loss carryforwards of approximately $430 thousand and $423 thousand, respectively, which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at March 31, 2021 and December 31, 2020.

Tax years ended December 31, 2017 through December 31, 2020 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2016 through December 31, 2020 remain subject to examination by the California Franchise Tax Board and various other state jurisdictions.

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

Financial information with respect to the reportable segments for the three months ended March 31, 2021 is as follows (dollars in thousands):

Three months ended March 31, 2021
	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Revenue from external sources	$4,225	$408	$—	$—	$4,633
Revenue from internal sources	—	261	—	(261)	—
Total non-interest expense and provision for tax	1,252	370	—	—	1,622
Net profit (loss)	1,762	299	—	(11)	2,050
Total assets	128,561	3,370	456	(110)	132,277

Financial information with respect to the reportable segments for the three months ended March 31, 2020 is as follows (dollars in thousands):

Three months ended March 31, 2020
	Finance Company	Broker Dealer	Other Segments	Adjustments / Eliminations	Total
Revenue from external sources	$2,339	$181	$—	$—	$2,520
Revenue from internal sources	—	219	—	(219)	—
Total non-interest expense and provision for tax	960	342	—	—	1,302
Net profit (loss)	(197)	58	—	95	(44)
Total assets	154,610	2,601	371	(24)	157,558

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the results of operations for the three month periods ended March 31, 2021 and 2020. It should be read in conjunction with our December 31, 2020 Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, MPF, MP Realty, MP Securities, and MPC.

OVERVIEW

We have observed signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. However, there have been concerns about the speed of widespread vaccine distribution, as well as the emergence of resistant strains of the virus, and levels of vaccination. Economic uncertainty remains.

We generated $2.05 million in net income for the three-month period ended March 31, 2021. The significant factor was a $2.40 million gain on debt extinguishment on two transactions as described in more detail below.

Financial Condition

This discussion focuses on the overall performance of our consolidated balance sheet. As we are a non-bank financial institution, the balance sheet is the primary driver of our earnings.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

			Comparison
	2021	2020	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$15,664	$21,922	$(6,258)	(29%)
Restricted cash	51	51	—	—%
Certificates of deposit	1,000	1,761	(761)	100%
Loans receivable, net of allowance for loan losses of $1,509 and $1,516 as of March 31, 2021 and December 31, 2020, respectively	112,338	116,121	(3,783)	(3%)
Accrued interest receivable	819	798	21	3%
Investment in joint venture	882	884	(2)	(0%)
Property and equipment, net	207	219	(12)	(5%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	142	147	(5)	(3%)
Other assets	873	889	(16)	(2%)
Total assets	$132,277	$143,093	$(10,816)	(8%)
Liabilities and members’ equity
Liabilities:
Term-debt	$36,086	$51,516	$(15,430)	(30%)
Line of credit	2,000	—	2,000
Investor notes payable, net of debt issuance costs of $87 and $33 as of March 31, 2021 and December 31, 2020, respectively	77,156	76,194	962	1%
Accrued interest payable	291	312	(21)	(7%)
Other liabilities	2,005	2,163	(158)	(7%)
Total liabilities	117,538	130,185	(12,647)	(10%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated equity (deficit)	1,515	(316)	1,831	(579%)
Total members' equity	14,739	12,908	1,831	14%
Total liabilities and members' equity	$132,277	$143,093	$(10,816)	(8%)

On March 5, 2021, the Company negotiated a discounted partial paydown of an unpaid principal balance of $14,286 thousand on one of our term loans. This resulted in a gain on debt extinguishment of $2,286 thousand for the quarter ended March 31, 2021. In addition, the Company received debt forgiveness of $112 thousand on the entire unpaid balance and accrued interest on its PPP Loan granted under the CARES Act. The discounted partial paydown was the primary cause of an 8% decrease in our total assets and the two transactions extinguished a combined $14,398 thousand in term-debt. We funded the debt payoff through existing cash we set aside for this type of opportunity, as well as raising cash through investor note sales and from our loans receivable portfolio. Therefore, despite the debt extinguishment described above, cash decreased by only $(6,258) thousand.

In order to conserve our cash and to increase our non-interest income we intend to sell participation interests in the majority of our new loan originations. For the three months ended March 31, 2021, we funded $4,065 thousand in loans receivable and sold participation interests in loans receivable of $3,467 thousand during the same period. We also received $4,443 thousand in loan principal collections during the quarter, mostly due to early loan payoffs from borrowers who refinanced elsewhere. Therefore, our loan portfolio provided $3,845 thousand in cash during the three months ended March 31, 2021.

We increased cash by $1,016 thousand through net investor note sales. Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organization and the ministries they serve. Concurrently, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors.

The overall net result of these items was a reduction of $7,019 thousand in Cash, restricted cash, and certificates of deposit during the three months ended March 31, 2021 Furthermore, due to the gain on debt extinguishment of $2,398 thousand, our total members’ equity increased 14% to $14,739 thousand ($14.7 million) for the three months ended March 31, 2021. This equates to a capital to asset ratio of 11.1%.

Liquidity and Capital Resources

In response to the uncertainty created from the COVID-19 pandemic, management began to generate liquidity from its loans receivable portfolio by selling participation interests in its loans receivable during 2020. The Company continues to generate cash from loan sales and generated $3,467 thousand in cash from loan sales for the quarter ended March 31, 2021. This model allows us to acquire loans with little liquidity deployment while still allowing the Company to fulfill one of its key missional objectives of providing financing to Christian churches and ministries. An additional liquidity tool we use in conjunction with our loan participation sales is a $7,000 thousand warehouse line of credit (“KCT LOC”) with KCT Credit Union, an Elgin, Illinois credit union (“KCT”), for the specific purpose of funding loan originations, and offering participation interests in these loans through a short-term credit facility. This facility allows us to warehouse loan originations until we sell them. We must repay each advance within one hundred twenty (120) days after receiving the advance. As of March 31, 2021, we had an outstanding balance of $2,000 thousand on the KCT LOC.

We plan to raise more cash through loan and investor note sales, if necessary, to keep sufficient levels of cash available to meet our debt obligations to investors as well as obligations under our credit facilities. Because the Company was successful in raising cash, we were in position to take advantage of the opportunity to pay down term debt at a discount described above. Despite this paydown, the Company is still operating with cash levels above its board-approved policies.

Cash, restricted cash, and certificates of deposit were $16,715 thousand as of March 31, 2021 and our liquidity ratio was 18%. Our liquidity policy, set by our Board of Managers, sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was above the minimum set by our policy as of March 31, 2021.

Due to management’s desire to maintain staff levels during the initial stage of the pandemic, we applied for and received a PPP loan of $111 thousand. During the three months ended March 31, 2021, the Company received the SBA’s forgiveness of the entire principal balance and accrued interest on the PPP loan.

The pay down of the term debt had significant impact of our net income for the quarter ended March 31, 2021, thereby, along with the debt forgiveness of the PPP loan, enabling the Company to report a $2,398 thousand gain on the extinguishment of this debt. In addition to the income, paying down the debt early reduced the size of the future balloon payment required in November 2026. The current estimated balloon payment is approximately $9.7 million.

Debt Securities

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate remains stable and our advisory team continues to expand their clientele, which has also increased new note sales.

The table below shows the renewal rates of our maturing notes over the last three years:

2020	60%
2019	75%
2018	62%

The renewal rate for the quarter ended March 31, 2021 as compared to March 31, 2020 is as follows:

•	Three-month period ended March 31, 2021: 64%
•	Three-month period ended March 31, 2020: 14%

Credit Facilities

Historically, we have funded a significant portion of our balance sheet through term-debt. However, due to recent debt reductions described above, the portion of our balance sheet funded through term-debt has been reduced significantly over the last six months. Because the remaining term loan has a fixed rate until maturity in 2026, they provide a stable cost of funds. The table below is a summary of the Company’s $38,086 thousand in outstanding debt payable as of March 31, 2021 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$36,086	$450	11/1/2026	$58,274	$—
Line of Credit	3.750%	Variable	2,000	—	9/30/2021	8,881	—

We cannot borrow additional funds on the Term Loan; therefore, we will need to replace any principal paid on the facilities through another source. As of the date of this Report, our only source of funds to pay down our term-debt credit facilities are our earnings, the debt securities we sell, and net cash flow from our loans receivable portfolio. The Line of Credit is the $7 million revolving credit facility from KCT. We can draw up to $7 million on this line to facilitate warehousing new loan originations until they are sold. Each draw has a term of 120 days.

The following table shows the maturity schedule on our credit facilities for the next five years and thereafter as of March 31, 2021 (dollars in thousands):

2022	$6,466
2023	4,661
2024	4,778
2025	4,902
2026	5,026
Thereafter	12,253
$38,086

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of March 31, 2021, we are in compliance with our covenants on our investor notes payable, term-debt credit facility, and warehouse line of credit.

•	For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable”, to Part I “Financial Information” of this Report beginning at page F-1.
•	For additional information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part I “Financial Information” of this Report beginning at page F-1.

Results of Operations: Three Months Ended March 31, 2021

The analysis below describes the Company’s results of operations for the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020.

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$22,538	$14	0.25%	$28,201	$85	1.21%
Interest-earning loans [1]	109,176	1,868	6.94%	123,538	2,179	7.07%
Total interest-earning assets	131,714	1,882	5.79%	151,739	2,264	5.98%
Non-interest-earning assets	7,498	—	—%	7,989	—	—%
Total Assets	139,212	1,882	5.48%	159,728	2,264	5.69%

Liabilities:
Investor notes payable gross of debt issuance costs	76,671	665	3.52%	75,618	743	3.94%
Other debt	47,171	289	2.48%	70,946	445	2.53%
Total interest-bearing liabilities	123,842	954	3.12%	146,564	1,188	3.25%
Debt issuance cost		13			22
Total interest-bearing liabilities net of debt issuance cost	$123,842	967	3.17%	$146,564	1,210	3.31%

Net interest income		$915			$1,054
Net interest margin			2.82%			2.79%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2021 vs. 2020
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$(15)	$(56)	$(71)
Interest-earning loans	(270)	(41)	(311)
Total interest-earning assets	(285)	(97)	(382)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	2	(80)	(78)
Other debt	(148)	(8)	(156)
Debt issuance cost	—	(9)	(9)
Total interest-bearing liabilities	(146)	(97)	(243)
Change in net interest income	$(139)	$—	$(139)

Overall, net interest income decreased by $139 thousand and net interest margin increased three basis points as shown above due to the following.

Total interest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 decreased mostly due to a volume variance on interest-earning loans and a rate variance on interest-earning accounts with other financial institutions. The volume variance on loans was due to the loan sales and early payoffs as described above. The rate variance on interest-earning accounts with other financial institutions was due to banks lowering their deposit rates in response to a decrease in the Fed Funds rate over the last twelve months.

Total interest expense decreased, as shown in the chart above, for the three months ended March 31, 2021 compared to March 31, 2020 due to both a volume and rate variance. The rate variance on investor notes payable was due to the decrease in market rates related to the Federal Reserve’s response to the COVID-19 pandemic. Interest expense on term-debt decreased due to a decrease in the average balance due to the debt extinguishment described above as well as contractual monthly principal payments made. The average balance of other debt decreased by $23,775 thousand for the three months ended March 31, 2021 compared to March 31, 2020.

Provision and non-interest income and expense

	Three months ended
	March 31,		Comparison
	(dollars in thousands)
	2021	2020	$ Difference	% Difference
Net interest income	$915	$1,054	$(139)	(13%)
Provision (credit) for loan losses	(7)	52	(59)	(113%)
Net interest income after provision (credit) for loan losses	922	1,002	(80)	(8%)
Total non-interest income	2,751	256	2,495	975%
Total non-interest expenses	1,618	1,297	321	25%
Income before provision for income taxes	2,055	(39)	2,094	(5369%)
Provision for income taxes and state LLC fees	5	5	—	—%
Net income	$2,050	$(44)	$2,094	(4759%)

Net interest income after provision for loan losses decreased by $80 thousand for the quarter ended March 31, 2021 over the quarter ended March 31, 2020. This decrease was primarily due to the decrease in net interest income described above and a $59 thousand decrease in provision for loan losses. The provision for loan loss decreased mainly due to a decrease in the average balance of loans receivable during the quarter ended March 31, 2021 over the quarter ended March 31, 2020.

The increase in non-interest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was the result the gain on debt extinguishment of $2,398 thousand as described previously in this report. In addition, broker-dealer commissions and fees increased 69% to $296 thousand for the three months ended

March 31, 2021 compared to the three months ended March 31, 2020. Due to the net income the Company generated, we accrued variable expenses related to the additional income including $206 thousand in donations made to charitable organizations. These additional variable expenses caused an increase non-interest expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2021. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three months ended March 31, 2021.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of March 31, 2021, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3: Defaults upon Senior Securities:

None

Item 4: Mine Safety Disclosure:

None

Item 5: Other Information:

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.37	Second Amendment and Modification of Promissory Note by and between Ministry Partners Investment Company, LLC and OSK VII, LLC dated March 5, 2021 (**)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (**)
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (**)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three-month periods ended March 31, 2021 and 2020; (ii) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (iv) Notes to Consolidated Financial Statements.

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

Dated: May 14, 2021

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer