Form 10-Q
period 2021-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2021-08-12
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _____ to _____

333-4028-LA

(Commission file No.)

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Exact name of registrant as specified in its charter)

CALIFORNIA	26-3959348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At June 30, 2021, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

(Dollars in thousands Except Unit Data)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$14,419	$21,922
Restricted cash	51	51
Certificates of deposit	1,000	1,761
Loans receivable, net of allowance for loan losses of $1,620 and $1,516 as of June 30, 2021 and December 31, 2020, respectively	107,452	116,121
Accrued interest receivable	723	798
Investment in joint venture	890	884
Property and equipment, net	194	219
Foreclosed assets, net	301	301
Servicing assets	151	147
Other assets	728	889
Total assets	$125,909	$143,093
Liabilities and members’ equity
Liabilities:
Line of credit	1,825	—
Term-debt	$35,031	$51,516
Investor notes payable, net of debt issuance costs of $75 and $33 as of June 30, 2021 and December 31, 2020, respectively	71,909	76,194
Accrued interest payable	223	312
Other liabilities	2,354	2,163
Total liabilities	111,342	130,185
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2021 and December 31, 2020 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2021 and December 31, 2020; See Note 13	1,509	1,509
Accumulated equity (deficit)	1,343	(316)
Total members' equity	14,567	12,908
Total liabilities and members' equity	$125,909	$143,093

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three and six month periods ended June 30, 2021 and 2020

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Interest on loans	$1,753	$2,055	$3,621	$4,234
Interest on interest-bearing accounts	11	31	25	117
Total interest income	1,764	2,086	3,646	4,351
Interest expense:
Investor notes payable	677	685	1,355	1449
Other debt	256	437	545	883
Total interest expense	933	1,122	1,900	2,332
Net interest income	831	964	1,746	2,019
Provision for loan losses	112	11	104	63
Net interest income after provision for loan losses	719	953	1,642	1,956
Non-interest income:
Broker-dealer commissions and fees	206	112	502	287
Other income	73	64	130	145
Gain on debt extinguishment	—	—	2,398	—
Total non-interest income	279	176	3,030	432
Non-interest expenses:
Salaries and benefits	623	595	1,538	1,379
Marketing and promotion	9	10	220	18
Office occupancy	45	44	89	89
Office operations and other expenses	320	318	616	651
Foreclosed assets, net	—	—	21	9
Legal and accounting	151	68	283	188
Total non-interest expenses	1,148	1,035	2,767	2,334
Income (loss) before provision for income taxes	(150)	94	1,905	54
Provision for income taxes and state LLC fees	5	6	10	11
Net income (loss)	$(155)	$88	$1,895	$43

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

(Dollars in thousands)

	Six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,895	$43
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	25	26
Amortization of deferred loan fees	(109)	(145)
Amortization of debt issuance costs	24	44
Provision for loan losses	104	63
Accretion of loan discount	(11)	(16)
Gain on sale of loans	(19)	(39)
Loss on sale of fixed assets	—	8
Gain on extinguishment of debt	(2,398)	—
Changes in:
Accrued interest receivable	75	(303)
Other assets	172	(40)
Accrued interest payable	(89)	(43)
Other liabilities	171	(229)
Net cash used by operating activities	(160)	(631)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(368)	—
Loan originations	(8,526)	(13,140)
Loan sales	9,595	10,742
Loan principal collections	7,976	7,412
Redemption (purchase) of certificates of deposit	761	(1,754)
Investment in joint venture	6	—
Purchase of property and equipment	—	(87)
Sale of property and equipment	—	24
Net cash provided by investing activities	9,444	3,197
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(14,087)	(2,467)
Borrowings, net of repayments on line of credit	1,825	—
Net change in investor notes payable	(4,243)	(280)
Debt issuance costs	(66)	(24)
Dividends paid on preferred units	(216)	(274)
Net cash used by financing activities	(16,787)	(3,045)
Net (decrease) in cash and restricted cash	(7,503)	(479)
Cash, cash equivalents, and restricted cash at beginning of period	21,973	26,045
Cash, cash equivalents, and restricted cash at end of period	$14,470	$25,566
Supplemental disclosures of cash flow information
Interest paid	$1,989	$2,375
Income taxes paid	20	13
Supplemental disclosures of non-cash transactions
Servicing assets recorded	28	58
Leased assets obtained in exchange of new operating lease liabilities	—	53
Lease liabilities recorded	—	53
Dividends declared to preferred unit holders	14	23

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. A more detailed description of the Company’s accounting policies is included in its 2020 annual report filed on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2021 and for the six months ended June 30, 2021 and 2020 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2021 and 2020 are not necessarily indicative of the results for the full year.

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

The Company’s wholly-owned subsidiaries are:

•Ministry Partners Funding, LLC, a Delaware limited liability company (“MPF”);

•MP Realty Services, Inc., a California corporation (“MP Realty”);

•Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”); and

•Ministry Partners for Christ, Inc., a not-for-profit Delaware corporation (“MPC”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of Ministry Partners Investment Company, LLC and its wholly owned subsidiaries. Management eliminates all significant inter-company balances and transactions in consolidation.

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

Risks and Uncertainties

COVID-19, a global pandemic, has adversely impacted the broad economy, including most industries and sectors. The length, depth of, and recovery from the pandemic will ultimately determine the overall financial impact to the Company, but it could impair our borrowers' ability to meet their financial obligations to us. Furthermore, while there has been no material impact to the Company’s employees to date, COVID-19 could potentially create business continuity issues for the Company.

In accordance with Financial Accounting Standards Board (FASB) and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of our COVID-19 Deferral Assistance Program were not considered troubled debt restructurings to the extent that they met the terms of such guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

The Company’s operations are dependent upon the willingness and ability of its employees, borrowers, noteholders, and investment clients to conduct financial transactions. If the global response to contain COVID-19 results in reinstatement of lock-down or curtailment of activities orders, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flows. While it is not possible to know the full extent that the impact of COVID-19, resulting measures to curtail its spread and recovery of the economy as the U.S. reopens and prepares for the variant strains of the pandemic will have on the Company’s operations, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Cash, and Cash Equivalents

Cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of June 30, 2021 and December 31, 2020.

The National Credit Union Insurance Fund insures a portion of the Company’s cash held at credit unions, and the Federal Deposit Insurance Corporation insures a portion of cash held by the Company at banks. The Company holds cash deposits that may exceed insured limits. Management does not expect to incur losses in these cash accounts.

The Company maintains cash accounts with Royal Bank of Canada Dain Rauscher (“RBC Dain”) as part of its clearing agreement, and with the Central Registration Depository (“CRD”) for regulatory purposes. The Company classifies these accounts as restricted cash on its balance sheet.

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months.

Details of certificates with original maturities of greater than three months owned by the Company as of June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of June 30, 2021
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	1/13/2020	$1,000	2.25%	10/13/2021

As of December 31, 2020
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	1/13/2020	$1,000	2.25%	10/13/2021
CD 2	4/1/2020	761	1.95%	1/1/2021
Total		$1,761

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

Allowance for Loan Losses

Management sets aside an allowance for loan losses by charging the provision for loan losses account on the consolidated statements of income. This charge decreases the Company’s earnings. Management charges off the part of loan balances it believes it will not collect against the allowance. The Company credits subsequent recoveries, if any, to the allowance.

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

Allowance for Loan Loss Evaluation

Management evaluates the allowance for loan losses on a regular basis. The Company establishes the allowance for loan losses based upon its periodic review of several factors management believes influences the collectability of the loans, including:

•the Company’s loss history;

•the characteristics and volume of the loan portfolio;

•adverse conditions that may affect the borrower’s ability to repay;

•the estimated value of any secured collateral; and

•the current economic conditions.

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

The allowance consists of general and specific components. The general component covers non-classified loans. Management bases the general reserve on the Company’s loss history adjusted for qualitative factors. These qualitative factors are significant factors management considers likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from its historical loss experience. Management adjusts these factors on an on-going basis, some of which include:

•changes in lending policies and procedures, including changes in underwriting standards and collection;

•changes in national, regional, and local economic and industry conditions that affect the collectability of the portfolio, including the effects of the pandemic, recovery efforts and long term impact on our borrower’ ministries from the pandemic;

•changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;

•changes in the value of the collateral for collateral-dependent loans; and

•the effect of credit concentrations.

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

Management measures impairment on a loan-by-loan basis using one of three methods:

•the present value of expected future cash flows discounted at the loan's effective interest rate;

•the obtainable market price; or

•the fair value of the collateral if the loan is collateral-dependent.

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

In accordance with industry standards, the Company classifies a loan as impaired if management has modified it as part of a troubled debt restructuring. However, if a troubled debt restructuring meets certain performance conditions management may upgrade the loan to a non-classified loan rating (pass or watch) and begin accruing interest on the loan. Management classifies these loans as performing troubled debt restructurings. These loans continue to be included in total impaired loans but not necessarily in non-accrual or collateral-dependent loans.

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

Under section 4013 of the CARES Act, financial institutions may elect not to categorize a loan modification as a troubled debt restructuring if it is

(1)related to COVID-19;

(2)executed on a loan that was not more than thirty (30) days past due as of December 31, 2019; and

(3)executed between March 31, 2020, and the earlier of (A) sixty (60) days after the termination of the National Emergency or (B) December 31, 2020.

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

Watch:

These loans exhibit potential or developing weaknesses that deserve extra attention from credit management personnel. If the developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the debt in the future. Management must report loans graded Watch to executive management and the Board of Managers. Potential for loss under adverse circumstances is elevated, but not foreseeable. Watch loans are considered pass loans.

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

Gains on debt extinguishment

Gains on debt extinguishment arise from agreements reached with the Company’s lenders to reduce the principal amount on outstanding debt. The amount of the gain is determined by the difference between the cash paid and the amount of principal and interest that is relieved as stipulated by the agreement.

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

Foreclosed Assets

Management records assets acquired through foreclosure or other proceedings at fair market value less estimated costs of disposal. Management determines the fair value at the date of foreclosure, which establishes a new cost for the asset. After foreclosure, the Company carries the asset at the lower of cost or fair value, less estimated costs of disposal. Management evaluates these real estate assets regularly to ensure that the asset’s fair value supports the recorded amount. If necessary, management also ensures that valuation allowances reduce the carrying amount to fair value less estimated costs of disposal. Revenue and expense from the operation of the foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets. When the Company sells the foreclosed property, it recognizes a gain or loss on the sale equal to the difference between the net sales proceeds received and the carrying amount of the property.

Transfers of Financial Assets

Management accounts for transfers of financial assets as sales when the Company has surrendered control over the asset. Management deems the Company has surrendered control over transferred assets when:

•the assets have been isolated from the Company;

•the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and

•the Company does not maintain effective control over the transferred asset through an agreement to repurchase it before its maturity.

The Company, from time to time, sells participation interests in mortgage loans it has originated or acquired. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion, and any portion that the transferor continues to hold must represent a participating interest. In addition, the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest:

•each portion of a financial asset must represent a proportionate ownership interest in an entire financial asset;

•from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their respective share of ownership;

•the transfer must be made on a non-recourse basis (other than standard representations and warranties made under the loan participation sale agreement);

•the transfer may not be subordinate to any other participating interest holder; and

•no party has the right to pledge or exchange the entire financial asset.

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

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreement, the Company has the ability to pledge cash as collateral for its borrowings. At June 30, 2021 and December 31, 2020, the Company held no pledged cash.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	June 30,		December 31,
	2021	2020	2020
Cash and cash equivalents	$14,419	$25,515	$21,922
Restricted cash	51	51	51
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$14,470	$25,566	$21,973

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

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2021	2020
Total funds held on deposit at ECCU	$2,052	$7,414
Loan participations purchased from and serviced by ECCU	249	256

Related party transactions of the Company (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest earned on funds held with ECCU	$—	$5	$1	$6
Interest income earned on loans purchased from ECCU	4	4	8	7
Loans sold to ECCU	—	—	—	1,164
Fees paid to ECCU from MP Securities Networking Agreement	1	1	1	2
Income from Successor Servicing Agreement with ECCU	2	2	4	5
Rent expense on lease agreement with ECCU	37	37	73	73

Loan participation interests purchased:

Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the six months ended June 30, 2021 and 2020.

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

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2021	2020
Total funds held on deposit at ACCU	$4,857	$7,846

Related party transactions of the Company (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest earned on funds held with ACCU	$5	$18	12	57
Loans sold to ACCU	—	441	1,000	441
Interest income earned on loans purchased from ACCU	—	14	—	28
Income from broker services provided to ACCU by MPS	11	9	22	18
Fees paid based on MP Securities Networking Agreement with ACCU	24	17	42	28

Loan participation interests purchased:

The Company negotiates pass-through interest rates on loan participation interests purchased from ACCU on a loan-by-loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions.

Loan participation interests sold:

From time to time, the Company sells loan participation interests in loans it originates and services to ACCU. The Company negotiates pass-through interest rates on loan participation interests sold to ACCU on a loan-by-loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions.

In addition, effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. See Note 18. Subsequent Events for additional details regarding this agreement.

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

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2021	2020
Total funds held on deposit at KCT	$1,019	$1,019
Amount owed on KCT line of credit	1,825	—
Loans pledged on KCT line of credit	8,792	7,213
Outstanding loan participations sold to KCT and serviced by the Company	2,873	1,844

Related party transactions of the Company (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest earned on funds held with KCT	$6	$6	$11	$10
Loans sold to KCT	1,072	—	1,072	—
Dollar amount of draws on KCT line of credit	1,825	—	3,825	—
Interest expense on KCT line of credit	31	—	31	—
Fees paid based on MP Securities Networking Agreement with KCT	2	—	6	—

Funds on deposit with KCT:

On January 13, 2020, the Company purchased $1.0 million of certificates of deposit from KCT. The certificates mature on October 13, 2021 and bear 2.25% interest rate.

Line of credit:

On September 30, 2020, the Company entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution. The KCT line of credit (“KCT LOC”) is a $7.0 million short-term demand facility with a maturity date of September 30, 2021. See Note 10, Credit Facilities for additional terms and conditions as of June 30, 2021. As of June 30, 2021, there was $1.8 million in borrowings outstanding on the KCT line of credit. There was no outstanding balance as of December 31, 2020.

MP Securities Networking Agreement

MP Securities, the Company’s wholly-owned subsidiary, has entered into a Networking Agreement with KCT pursuant to which MP Securities agreed to offer investment and insurance products and services to KCT’s members that:

(1)KCT or its Board of Directors has approved;

(2)comply with applicable investor suitability standards required by federal and state securities laws and regulations;

(3)are offered in accordance with NCUA rules and regulations; and

(4)comply with its membership agreement with FINRA.

The agreement entitles MP Securities to pay KCT a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of KCT members. Either KCT or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice. MP Securities paid $4 thousand in fees during the three months ended June 30, 2021 based on its Networking Agreement with KCT. It did not pay any fees during the three months ended June 30, 2020.

Loan Participation Interests Sold

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and charges KCT a customary fee for servicing the loan. As of June 30, 2021, the Company services $2.8 million in loan participations that it has sold to KCT.

Transactions with Other Equity Owners

From time to time the Company will engage in transactions with other owners or related parties.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2021	2020
Outstanding loan participations sold to UFCU and serviced by the Company	$4,299	$4,323
Outstanding loan participations sold to NFCU and serviced by the Company	4,609	1,863
Outstanding notes payable to officers and mangers	163	316
Loan Participation Interests

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

Investor Notes Sold

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $163 thousand and $316 thousand at June 30, 2021 and December 31, 2020, respectively.

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

Note 4: Loans Receivable and Allowance for Loan Losses

The Company’s loan portfolio is comprised of one segment – church loans. See “Note 1 – Loan Portfolio Segments and Classes” to Part I “Financial Information” of this Report. The loans fall into four classes:

•wholly-owned loans for which the Company possesses the first collateral position;

•wholly-owned loans that are either unsecured or for which the Company possesses a junior collateral position;

•participated loans purchased for which the Company possesses the first collateral position; and

•participated loans purchased for which the Company possesses a junior collateral position.

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2036. The loan portfolio had a weighted average rate of 6.37% and 6.55% as of June 30, 2021 and December 31, 2020, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	June 30,	December 31,
	2021	2020
Loans to evangelical churches and related organizations:
Real estate secured	$109,564	$118,203
Unsecured	133	144
Total loans	109,697	118,347
Deferred loan fees, net	(399)	(481)
Loan discount	(226)	(229)
Allowance for loan losses	(1,620)	(1,516)
Loans, net	$107,452	$116,121

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of June 30, 2021 and December 31, 2020. The following table shows the changes in the allowance for loan losses for the six months ended June 30, 2021 and the year ended December 31, 2020 (dollars in thousands):

	Six months ended	Year ended
	June 30, 2021	December 31, 2020
Balance, beginning of period	$1,516	$1,393
Provision for loan loss	104	188
Charge-offs	—	(65)
Balance, end of period	$1,620	$1,516

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	June 30, 2021	December 31, 2020
Loans:
Individually evaluated for impairment	$7,865	$6,181
Collectively evaluated for impairment	101,832	112,166
Balance	$109,697	$118,347

Allowance for loan losses:
Individually evaluated for impairment	$476	$290
Collectively evaluated for impairment	1,144	1,226
Balance	$1,620	$1,516

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2021
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$78,219	$1,720	$198	$—	$80,137
Watch	21,416	30	249	—	21,695
Special mention	—	—	—	—	—
Substandard	5,677	1,685	—	—	7,362
Doubtful	503	—	—	—	503
Loss	—	—	—	—	—
Total	$105,815	$3,435	$447	$—	$109,697

Credit Quality Indicators (by class)
As of December 31, 2020
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$83,494	$1,789	$201	$—	$85,484
Watch	24,710	1,716	256	—	26,682
Special mention	—	—	—	—	—
Substandard	5,677	—	—	—	5,677
Doubtful	504	—	—	—	504
Loss	—	—	—	—	—
Total	$114,385	$3,505	$457	$—	$118,347

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$1,282	$6,486	$290	$8,058	$97,757	$105,815	$—
Wholly-Owned Junior	1,685	—	—	1,685	1,750	3,435	—
Participation First	—	—	—	—	447	447	—
Participation Junior	—	—	—	—	—	—	—
Total	$2,967	$6,486	$290	$9,743	$99,954	$109,697	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$2,704	$—	$4,185	$6,889	$107,496	$114,385	$—
Wholly-Owned Junior	—	—	—	—	3,505	3,505	—
Participation First	—	—	—	—	457	457	—
Participation Junior	—	—	—	—	—	—	—
Total	$2,704	$—	$4,185	$6,889	$111,458	$118,347	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class. The unpaid principal balance reflects the contractual principal outstanding on the loan. Included in the balance of impaired loans are troubled debt restructurings that have been performing and that the Company has upgraded to pass or watch since the date of the modification. The recorded investment reflects the unpaid principal balance less any interest payments that management has recorded against principal and less discounts taken (dollars in thousands):

Impaired Loans (by class)	As of	As of
	June 30,	December 31,
	2021	2020
Wholly-Owned First
Recorded Investment with allowance	$476	$290
Recorded with no Allowance	9,403	9,632
Total Recorded Investment	$9,879	$9,922
Unpaid Principal Balance	$10,092	$10,146
Wholly-Owned Junior
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	1,685	—
Total Recorded Investment	$1,685	$—
Unpaid Principal Balance	$1,685	$—
Participation First
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	—	—
Total Recorded Investment	$—	$—
Unpaid Principal Balance	$—	$—
Participation Junior
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	—	—
Total Recorded Investment	$—	$—
Unpaid Principal Balance	$—	$—
Total Impaired Loans
Recorded Investment with allowance	$476	$290
Recorded with no Allowance	11,088	9,632
Total Recorded Investment	$11,564	$9,922
Unpaid Principal Balance	$11,777	$10,146

Impaired Loans (by class)	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Wholly-Owned First
Average Recorded Investment	$9,886	$9,974	$9,901	$11,274
Interest Income Recognized	117	91	208	174
Wholly-Owned Junior
Average Recorded Investment	1,685	—	843	—
Interest Income Recognized	—	—	—	—
Participation First
Average Recorded Investment	—	—	—	296
Interest Income Recognized	—	—	—	11
Participation Junior
Average Recorded Investment	—	—	—	—
Interest Income Recognized	—	—	—	—
Total Impaired Loans
Average Recorded Investment	$11,571	$9,974	$10,743	$11,570
Interest Income Recognized	117	91	208	185

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	June 30, 2021	December 31, 2020
Church loans:
Wholly-Owned First	$6,180	$6,181
Wholly-Owned Junior	1,685	—
Participation First	—	—
Participation Junior	—	—
Total	$7,865	$6,181

Beginning in April 2020, the Company has taken measures to assist borrowers adversely affected by COVID-19 by deferring principal and/or interest payments. The concessions granted meet the qualifications under Section 4013 of the CARES Act, and, as a result, the Company has elected not to account for these modifications as troubled debt restructurings. The Company granted concessions to 35 borrowers, representing an outstanding loan principal balance of $47.8 million. As of December 31, 2020, three loans with a total outstanding principal balance of $13.2 million were still in the deferral period. As of June 30, 2021, no loans were still under CARES ACT deferrals.

There was one loan modification made during the three and six month periods ended June 30, 2021 and 2020 that qualified as a troubled debt restructuring. Prior to the loan being restructured, the loan had been granted a deferral under the CARES ACT. There was one loan modification made during the three and six months ended June 30, 2020 that qualified as a troubled debt restructuring.

A summary of loans the Company restructured during the three and six month periods ended June 30, 2021 and 2020 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Church loans:
Wholly-Owned First
Number of Loans	1	—	1	1
Pre-Modification Outstanding Recorded Investment	$1,685	$—	$1,685	$1,936
Post-Modification Outstanding Recorded Investment	1,685	—	1,685	1,955
Recorded Investment At Period End	1,685	—	1,685	1,947
Wholly-Owned Junior
Number of Loans	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—
Recorded Investment At Period End	—	—	—	—
Participation First
Number of Loans	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—
Recorded Investment At Period End	—	—	—	—
Participation Junior
Number of Loans	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—
Recorded Investment At Period End	—	—	—	—
Total
Number of Loans	1	—	1	1
Pre-Modification Outstanding Recorded Investment	$1,685	$—	$1,685	$1,936
Post-Modification Outstanding Recorded Investment	1,685	—	1,685	1,955
Recorded Investment At Period End	1,685	—	1,685	1,947

The Company has one restructured loan that is past maturity as of June 30, 2021. The Company has entered into a forbearance agreement with the borrower and is evaluating what actions it should undertake to protect its investment on this loan.

The Company closely monitors delinquency in loans modified in a troubled debt restructuring as an early indicator for future default. Management regularly evaluates loans modified in a troubled debt restructuring for potential further impairment and will make adjustments to the risk ratings and specific reserves associated with troubled debt restructurings as deemed necessary.

As of June 30, 2021, the Company has no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

Note 5: Investments in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). The Valencia Hills Project is a joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand. This amount was the carrying value in the foreclosed asset at December 31, 2015. The Company is obligated to fund 50% of the future expenses in the joint venture, while Intertex Property Management is responsible for the remaining 50%.

As of June 30, 2021 and December 31, 2020, the value of the Company’s investment in the joint venture was $890 thousand and $884 thousand, respectively. The increase in value was due to the Company funding future expenses of the joint venture. Management’s impairment analysis of the investment as of June 30, 2021 has determined that the investment is not impaired.

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$206	$112	$502	$287
Gains on loan sales	16	5	19	39
Lease income	—	18	—	31
Other non-interest income	2	2	5	4
Non-interest income, out of scope, ASC 606
Lending fees	55	39	106	71
Gain on debt extinguishment	—	—	2,398	—
Total non-interest income	$279	$176	$3,030	$432

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

(dollars in thousands)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Broker-dealer revenue
Security commissions
Transactional	$22	$4	$79	$8
AUM	6	8	19	13
	28	12	98	21
Sale of investment company shares
Transactional	4	11	19	22
AUM	25	17	47	37
	29	28	66	59
Other insurance product revenue
Transactional	54	—	155	4
AUM	14	10	25	21
	68	10	180	25
Advisory fee income
Transactional	—	—	—	3
AUM	81	62	158	179
	81	62	158	182
Total broker-dealer revenue
Transactional	80	15	253	37
AUM	126	97	249	250
	$206	$112	$502	$287

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Six months ended		Year ended
	June 30,		December 31,
	2021	2020	2020
Loan participation interests sold by the Company	$9,595	$9,137	$17,106
Total participation interests sold and serviced by the Company	46,052	33,121	37,962
Servicing income	94	63	143

Servicing Assets
Balance, beginning of period	$147	$100	$100
Additions:
Servicing obligations from sale of loan participations	28	58	99
Subtractions:
Amortization	(24)	(27)	(52)
Balance, end of period	$151	$131	$147

During the year ended December 31, 2020, the Company sold to ACCU two participations in loans it had previously purchased from ACCU. These participations totaled $1.6 million. During the year ended December 31, 2020, the Company sold back to ECCU one participation in a loan it had previously purchased from ECCU. This participation totaled $1.2 million.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that was valued at $301 thousand at June 30, 2021 and December 31, 2020. There was no allowance for losses on foreclosed assets at June 30, 2021. The Company did not record any provision for losses on foreclosed assets during the six months ended June 30, 2021 and 2020.

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

Foreclosed Asset Expenses (Income)	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net loss (gain) on sale of real estate	$—	$—	$—	$—
Provision for losses	—	—	—	—
Operating expenses, net of income	—	—	21	9
	$—	$—	$21	$9

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	June 30,	December 31,
	2021	2020

Furniture and office equipment	$521	$521
Computer system	214	214
Leasehold improvements	43	43
Total premises and equipment	778	778
Less accumulated depreciation and amortization	(584)	(559)
Premises and equipment, net	$194	$219

	2021	2020

Depreciation and amortization expense for the six months ended June 30,	$25	$26

Note 10: Credit Facilities

Details of the Company’s debt facilities as of June 30, 2021 are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$35,031	$450	11/1/2026	$47,151	$—
Line of Credit	3.750%	Variable	1,825	—	9/30/2021	8,792	—

The Company has one secured term-debt credit facility. The facility is non-revolving and does not have an option to renew or extend additional credit. Additionally, the facility does not contain a prepayment penalty. Under the terms of the credit facility, the Company must maintain a minimum collateralization ratio of at least 120%. If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to meet its obligation to maintain a minimum collateralization ratio. The collateral securing the facility at June 30, 2021 and December 31, 2020 satisfied the 120% minimum. As of June 30, 2021, the Company has only pledged qualifying mortgage loans as collateral on the credit facility. In addition, the credit facility includes a number of borrower covenants. The Company is in compliance with these covenants as of June 30, 2021 and December 31, 2020. On March 5, 2021, the Company made a $14.3 million principal prepayment on this facility and realized a $2.3 million gain on the extinguishment of debt as a result of this payment. The Company was in compliance with the borrower covenants at the time of the payment.

Previously, the Company had another term-debt credit facility that carried the same terms as the facility it currently has. On September 25, 2020, the Company reached an agreement with the note holder to pay off the entire outstanding contractual principal balance of $15.0 million. The Company realized a $2.4 million gain on the extinguishment of debt because of this agreement. The Company was in compliance with its covenants and its minimum collateralization ratio on the facility at the time of the payoff.

Future principal contractual payments of the Company’s term-debt during the twelve-month periods ending June 30, are as follows (dollars in thousands):

2022	$6,393
2023	4,690
2024	4,808
2025	4,933
2026	5,058
Thereafter	10,974
$36,856

On April 27, 2020, MP Securities applied for and received a Paycheck Protection Program loan (“PPP Loan”) granted under the CARES Act in the amount of $111 thousand. According to the terms of the program, as administered by the Small Business Association (“SBA”), payments on the loan were deferred, deferred interest was capitalized into the principal balance of the loan, and qualifying amounts of the principal balance of the loan and deferred interest were eligible to be forgiven if MP Securities retained employees and maintained salary levels for its existing employees. On March 5, 2021, the SBA forgave all principal and accrued interest due on this loan.

On September 30, 2020, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution (“KCT LOC”). The KCT LOC is a revolving $7.0 million short-term demand credit facility with a one-year maturity date of September 30, 2021. The facility carried an outstanding balance of $1.8 million at June 30, 2021. The interest rate on the facility is equal to the United States Prime Rate plus 0.50%. The interest rate was 3.75% on June 30, 2021. The KCT LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement. The Company may draw funds on the KCT LOC at any time until the line is fully drawn. However, the Company may only use the KCT LOC to warehouse loans until they are sold. Repayment of each advance is due one hundred and twenty (120) days after the advance is made or earlier in the event that a collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such deficiency. To secure its obligations under the KCT LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT LOC. The minimum ratio must equal at least 120%. The KCT LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at June 30, 2021. A total of $8.8 million and $7.2 million in loans were pledged on this facility as of June 30, 2021 and December 31, 2020, respectively.

Note 11: Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		June 30, 2021		December 31, 2020
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1 Offering	Unsecured	$5,390	3.92%	$9,010	3.94%
Class 1A Offering	Unsecured	35,881	3.55%	48,982	3.16%
2021 Class A Offering	Unsecured	11,599	2.81%	—	—%
Public Offering Total		$52,870	3.42%	$57,992	3.28%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$13,187	4.23%	$11,655	4.49%
Secured Notes	Secured	5,927	4.00%	6,580	3.99%
Private Offering Total		$19,114	4.16%	$18,235	4.31%

Total Investor Notes Payable		$71,984	3.62%	$76,227	3.53%
Investor Notes Payable Totals by Security	Offering Type
Unsecured Total	Unsecured	$66,057	3.58%	$69,647	3.48%
Secured Total	Secured	5,927	4.00%	6,580	3.99%

Future maturities for the Company’s investor notes during the twelve-month periods ending June 30, are as follows (dollars in thousands):

2022	$30,477
2023	6,036
2024	11,029
2025	6,665
2026	17,777
$71,984

Debt issuance costs related to the Company’s investor notes payable were $75 thousand and $33 thousand at June 30, 2021 and December 31, 2020, respectively.

The notes are payable to investors who have purchased the securities. Notes pay interest at stated spreads over an index rate. At their option, the investor may reinvest the interest or have the interest paid to them. The Company may repurchase all or a portion of notes at any time at its sole discretion. In addition, the Company may allow investors to redeem their notes prior to maturity at its sole discretion.

SEC Registered Public Offerings

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of June 30, 2021 and December 31, 2020. The Company issued the Class 1 Notes under a Trust Indenture between the Company and U.S. Bank.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at June 30, 2021 and December 31, 2020.

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

The Company secures these notes by pledging either cash or loans receivable as collateral. The collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. Said another way, every dollar of cash collateralizes one dollar of secured notes and every $1.05 of loans receivable collateralizes one dollar of secured notes. At June 30, 2021 and December 31, 2020, the loans receivable collateral securing the Secured Notes had an outstanding balance of $8.5 million and $9.1 million, respectively. The June 30, 2021 and December 31, 2020 collateral balances were sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of June 30, 2021 and December 31, 2020, the Company did not have cash pledged for the benefits of the Secured Note holders.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	June 30, 2021	December 31, 2020
Undisbursed loans	$1,048	$2,774

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

The lease does not contain any additional options to renew. The Fresno office lease expires in March 2022. There are no options to renew this lease agreement. The Company has determined that both leases are operating leases. The Company used its incremental borrowing rates to determine the discount rates used in the asset calculations.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2021	2020	2021	2020	2020
Lease cost
Operating lease cost	$44	$43	$87	$87	$174
Other information
Cash paid for operating leases	44	42	87	84	169
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	—	53	53
Weighted average remaining lease term (in years)	2.17	3.05	2.17	3.05	2.87
Weighted-average discount rate	4.65%	4.60%	4.65%	4.60%	4.64%

Future minimum lease payments and lease costs for the twelve months ending June 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2022	$169	$167
2023	153	146
2024	77	73
Total	$399	$386

Note 13: Preferred and Common Units under LLC Structure

Holders of the Series A Preferred Units are entitled to receive a quarterly cash dividend that is 25 basis points higher than the one-year LIBOR rate in effect on the last day of the calendar month for which the preferred return is approved. The UK Financial Conduct Authority announced on December 4, 2020 that the USD LIBOR for 1, 3, 6, and 12 months will no longer be published after June 30, 2023. The company is currently researching alternatives to the index. When an appropriate alternative index is determined the Series A Preferred Units Certificate may need to be amended to provide for use of the new index. In addition to the quarterly cash dividend, the Company has also agreed to set aside an annual amount equal to 10% of its net profits earned for any year, after subtracting from profits the quarterly Series A Preferred Unit dividends paid, for distribution to its Series A Preferred Unit holders.

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

Note 14: Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the six months ended June 30, 2021 and 2020 were $40 thousand and $44 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution for the six months ended June 30, 2021 and 2020.

Note 15: Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

The Company classifies measurements of fair value within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•Level 2 inputs include:

o quoted prices for similar assets and liabilities in active markets,

oquoted prices for identical assets and liabilities in inactive markets,

oinputs that are observable for the asset or liability (such as interest rates, prepayment speeds, credit risks, etc.);

oor inputs that are derived principally from or corroborated by observable market data by correlation or by other means.

•Level 3 inputs are unobservable and reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at June 30, 2021 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$14,470	$14,470	$—	$—	$14,470
Certificates of deposit	1,000		1,007		1,007
Loans, net	107,452	—	—	108,736	108,736
Investment in joint venture	890	—	—	890	890
Accrued interest receivable	723	—	—	723	723
FINANCIAL LIABILITIES:
Term-debt	$35,031	$—	$—	$30,131	$30,131
Line of credit	1,825	—	—	1,825	1,825
Investor notes payable	71,909	—	—	73,011	73,011
Other financial liabilities	443	—	—	443	443

		Fair Value Measurements at December 31, 2020 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$21,973	$21,922	$—	$—	$21,922
Certificates of deposit	1,761	—	1,779	—	1,779
Loans, net	116,121	—	—	115,477	115,477
Investment in joint venture	884	—	—	884	884
Accrued interest receivable	798	—	—	798	798
FINANCIAL LIABILITIES:
Term-debt	$51,516	$—	$—	$43,832	$43,832
Investor notes payable	76,194	—	—	78,262	78,262
Other financial liabilities	513	—	—	513	513

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2021 and December 31, 2020.

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

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at June 30, 2021 and December 31, 2020.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2021:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$7,313	$7,313
Investment in joint venture	—	—	890	890
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$8,504	$8,504

Assets at December 31, 2020:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,815	$5,815
Investments in joint venture	—	—	884	884
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,000	$7,000

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

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

June 30, 2021
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$7,313	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (22%)
Investment in joint venture	890	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2020
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,815	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investments in joint venture	884	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2020 and 2019, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2020 and 2019, MP Realty has federal and state net operating loss carryforwards of approximately $407 thousand and $402 thousand, respectively, which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at June 30, 2021 and December 31, 2020.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue from external sources
Finance Company	$1,837	$2,149	$6,062	$4,489
Broker Dealer	206	113	614	294
Adjustments / Eliminations	—	—	—	—
Total	$2,043	$2,262	$6,676	$4,783

Revenue from internal sources
Finance Company	$—	$—	$—	$—
Broker Dealer	238	280	499	499
Adjustments / Eliminations	(238)	(280)	(499)	(499)
Total	$—	$—	$—	$—

Total non-interest expense and provision for tax
Finance Company	$834	$777	$2,089	$1,739
Broker Dealer	319	264	688	606
Adjustments / Eliminations	—	—	—	—
Total	$1,153	$1,041	$2,777	$2,345

Net profit (loss)
Finance Company	$(353)	$(53)	$1,408	$(251)
Broker Dealer	125	129	424	187
Adjustments / Eliminations	73	12	63	107
Total	$(155)	$88	$1,895	$43

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Total assets
Finance Company	$122,080	$139,410
Broker Dealer	3,476	3,187
Other Segments	439	576
Adjustments / Eliminations	(86)	(80)
Total	$125,909	$143,093

Note 18: Subsequent Events

Effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement (“the Agreement”) with ACCU, one of its credit union owners. The Agreement is intended to facilitate the sale to ACCU of small participation interests in the Company’s originated loans. As a part of any transaction conducted under the Agreement, the borrower of the loan being sold would become a member of ACCU, thereby meeting the requirements of NCUA regulations that govern loan participation purchases by credit unions. This will allow the Company to sell additional participations in the loan to other credit unions.

Sales made under the Agreement will be done on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower. Under a separate Deposit Control Agreement reached in conjunction with the Agreement, the Company will deposit cash on a one-to-one basis as collateral to secure the participation interest sold to ACCU. This cash will be considered restricted cash. As of the date of filing of this Report, no transactions had been conducted under the Agreement. The Company retains the ability to sell loan participation interests to ACCU outside of the Agreement.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis compares the results of operations for the three and six month periods ended June 30, 2021 and 2020. It should be read in conjunction with our December 31, 2020 Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

OVERVIEW

As the effects of the worldwide pandemic begin to lessen in severity, we continue to observe signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. However, there have been concerns about the emergence of resistant or more contagious strains of the virus. It is unknown if additional government mandated restrictions will be issued that may affect the economic recovery. Due to these factors, we believe that economic uncertainty remains that could impact our ministry borrowers and financial results.

For the six months ended June 30, 2021, the Company generated $1.9 million in net income. The most significant factor in generating net income for the six months ended June 30, 2021, was a $2.4 million gain on debt extinguishment. For the three-month period ended June 30, 2021 we had a net loss of $155 thousand. The primary cause of the loss for the quarter was $370 thousand in expenses and write-downs related to impaired loans.

Financial Condition

This discussion focuses on the overall performance of our consolidated balance sheet.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

			Comparison
	2021	2020	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$14,419	$21,922	$(7,503)	(34%)
Restricted cash	51	51	—	—%
Certificates of deposit	1,000	1,761	(761)	100%
Loans receivable, net of allowance for loan losses of $1,620 and $1,516 as of June 30, 2021 and December 31, 2020, respectively	107,452	116,121	(8,669)	(7%)
Accrued interest receivable	723	798	(75)	(9%)
Investment in joint venture	890	884	6	1%
Property and equipment, net	194	219	(25)	(11%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	151	147	4	3%
Other assets	728	889	(161)	(18%)
Total assets	$125,909	$143,093	$(17,184)	(12%)
Liabilities and members’ equity
Liabilities:
Term-debt	$35,031	$51,516	$(16,485)	(32%)
Line of credit	1,825	—	1,825
Investor notes payable, net of debt issuance costs of $75 and $33 as of June 30, 2021 and December 31, 2020, respectively	71,909	76,194	(4,285)	(6%)
Accrued interest payable	223	312	(89)	(29%)
Other liabilities	2,354	2,163	191	9%
Total liabilities	111,342	130,185	(18,843)	(14%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated equity (deficit)	1,343	(316)	1,659	(525%)
Total members' equity	14,567	12,908	1,659	13%
Total liabilities and members' equity	$125,909	$143,093	$(17,184)	(12%)

On March 5, 2021, the Company negotiated a discounted partial paydown of principal of $14.3 million on our term loan. This resulted in a gain on debt extinguishment of $2.3 million for the six months ended June 30, 2021. In addition, the Company received debt forgiveness of $112 thousand on the entire unpaid balance and accrued interest on its PPP Loan granted under the CARES Act. The discounted partial paydown was the primary cause of a 12% decrease in our total assets, and the two transactions extinguished a combined $14.4 million in term-debt. We funded the debt payoff through existing cash we set aside for this type of opportunity, as well as raising cash from our loans receivable portfolio. Despite the debt extinguishment described above, cash only decreased $7.5 million as detailed further below.

To maintain a liquid balance sheet, we intend to sell participation interests in the majority of our new loan originations. For the six months ended June 30, 2021, we funded $8.9 million in loans receivable and sold participation interests in loans receivable of $9.6 million during the same period. We also received $8.0 million in loan principal collections during the quarter, mostly due to early loan payoffs from borrowers who refinanced elsewhere. Therefore, our loan portfolio provided $8.7 million in cash during the six months ended June 30, 2021.

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. For the six months ended June 30, 2021, net investor notes payable decreased $4.2 million. This decrease was primarily due to planned withdrawals or non-renewals from a few institutional clients. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organizations and the ministries they serve. Concurrently, MP Securities continues to increase its retail customer base through client referrals and its networking agreements with key strategic partners.

For the quarter ended June 30, 2021 the Company had a net loss due to expenses related to impaired loans. The Company incurred legal costs of $89 thousand for the three months ended June 30, 2021 related to bankruptcy proceedings on an impaired loan. The bankruptcy proceeding has concluded and the company has begun receiving payments. In addition, management wrote off $95 thousand in previously accrued interest on a loan that became impaired. We have begun receiving payments on this loan as part of a troubled debt restructure. Also, management reserved $186 thousand on a collateral-dependent loan due to a decrease in the estimated value of the collateral.

Due to $2.4 million gain on debt extinguishment, our total members’ equity increased 13% to $14.6 million for the six months ended June 30, 2021 which resulted in a capital to asset ratio of 11.6%.

Liquidity and Capital Resources

In response to the uncertainty created from the COVID-19 pandemic, management began to generate liquidity from its loans receivable portfolio by selling participation interests in its loans receivable during 2020. The Company has continued to pursue this strategy and generated $9.6 million in cash from loan sales for the six months ended June 30, 2021. This model allows us to acquire loans with little liquidity deployment while still allowing the Company to fulfill one of its key missional objectives of providing financing to Christian churches and ministries. An additional liquidity tool we use in conjunction with our loan participation sales is a $7.0 million warehouse line of credit (“KCT LOC”) with KCT Credit Union, an Elgin, Illinois credit union, for the specific purpose of funding loan originations, and offering participation interests in these loans through a short-term credit facility. This facility allows us to warehouse loan originations until we sell them. We must repay each advance within one hundred twenty (120) days after receiving the advance. As of June 30, 2021, we had an outstanding balance of $1.8 million on the KCT LOC.

We plan to raise more cash through loan and investor note sales, if necessary, to keep sufficient levels of cash available to meet our debt obligations to investors as well as obligations under our credit facilities. Because the Company was successful in raising cash, we were in a position to take advantage of the opportunity to pay down term debt at a discount, as described above. Despite this paydown, the Company is still operating with cash levels above its board-approved policies.

Cash, restricted cash, and certificates of deposit were $15.5 million as of June 30, 2021, and our liquidity ratio was 19%. Our liquidity policy, set by our Board of Managers, sets a minimum liquidity ratio and contains contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was above the minimum set by our policy as of June 30, 2021.

Due to management’s desire to maintain staff levels during the initial stage of the pandemic, we applied for and received a PPP loan of $111 thousand. During the six months ended June 30, 2021, the Company received the SBA’s forgiveness of the entire principal balance and accrued interest on the PPP loan.

The pay down of the term debt had a significant impact on our net income for the six months ended June 30, 2021, and, along with the forgiveness of the PPP loan, enabled the Company to report $2.4 million in gains on the extinguishment of debt. In addition to the income, paying down the debt early reduced the size of the future balloon payment required in November 2026. The current estimated balloon payment is approximately $9.7 million.

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

The renewal rate for the quarter ended June 30, 2021 as compared to June 30, 2020 is as follows:

•Three-month period ended June 30, 2021: 66%

•Three-month period ended June 30, 2020: 73%

Credit Facilities

Historically, we have funded a significant portion of our balance sheet through term-debt. However, due to recent debt reductions described above, the portion of our balance sheet funded through term-debt has been reduced significantly over the last nine months. Because the term loan has a fixed rate until maturity in 2026, it provides a stable cost of funds. The table below is a summary of the Company’s $36.9 million in outstanding debt payable as of June 30, 2021 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$35,031	$450	11/1/2026	$47,151	$—
Line of Credit	3.750%	Variable	1,825	—	9/30/2021	8,792	—

We cannot borrow additional funds on the Term Loan; therefore, we will need to replace any principal paid on the facilities through another source. As of the date of this Report, our only sources of funds to pay down our term-debt credit facilities are our earnings, the debt securities we sell, and net cash flow from our loans receivable portfolio. The line of credit is the $7 million revolving credit facility from KCT. We can draw up to $7 million on this line to facilitate warehousing new loan originations until they are sold. Each draw has a term of 120 days.

The following table shows the maturity schedule on our credit facilities for the next five years and thereafter as of June 30, 2021 (dollars in thousands):

2022	$4,568
2023	4,690
2024	4,808
2025	4,933
2026	5,058
Thereafter	10,974
$35,031

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of June 30, 2021, we are in compliance with our covenants on our investor notes payable, term-debt credit facility, and warehouse line of credit.

•For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable”, to Part I “Financial Information” of this Report beginning at page F-1.

•For additional information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part I “Financial Information” of this Report beginning at page F-1.

Results of Operations: June 30, 2021

The analysis below describes the Company’s results of operations for the three and six month periods ended June 30, 2021 compared to the three and six month periods ended June 30, 2020.

Net Interest Income and Net Interest Margin

Historically, our earnings have primarily depended upon our net interest income.

•Net interest income is the difference between the interest income we receive from our loans and cash on deposit (“interest-earning assets”) and the interest paid on our debt securities and term debt.

•Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$16,480	$11	0.27%	$27,855	$31	0.45%
Interest-earning loans [1]	105,609	1,753	6.66%	120,053	2,055	6.87%
Total interest-earning assets	122,089	1,764	5.80%	147,908	2,086	5.66%
Non-interest-earning assets	7,683	—	—%	8,148	—	—%
Total Assets	129,772	1,764	5.45%	156,056	2,086	5.36%

Liabilities:
Investor notes payable gross of debt issuance costs	74,477	665	3.58%	72,915	665	3.66%
Other debt	38,355	256	2.68%	69,725	437	2.53%
Total interest-bearing liabilities	112,832	921	3.27%	142,640	1,102	3.10%
Debt issuance cost		12			20
Total interest-bearing liabilities net of debt issuance cost	$112,832	933	3.32%	$142,640	1,122	3.16%

Net interest income		$831			$964
Net interest margin			2.73%			2.61%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2021 vs. 2020
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$(10)	$(10)	$(20)
Interest-earning loans	(242)	(60)	(302)
Total interest-earning assets	(252)	(70)	(322)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	14	(14)	—
Other debt	(205)	24	(181)
Debt issuance cost	—	(8)	(8)
Total interest-bearing liabilities	(191)	2	(189)
Change in net interest income	$(61)	$(72)	$(133)

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$19,492	$25	0.26%	$28,028	$117	0.84%
Interest-earning loans [1]	107,382	3,621	6.80%	121,795	4,234	6.97%
Total interest-earning assets	126,874	3,646	5.80%	149,823	4,351	5.82%
Non-interest-earning assets	7,591	—	—%	8,068	—	—%
Total Assets	134,465	3,646	5.47%	157,891	4,351	5.53%

Liabilities:
Investor notes payable gross of debt issuance costs	75,567	1,331	3.55%	74,267	1,406	3.80%
Other Debt	42,739	545	2.57%	70,335	883	2.52%
Total interest-bearing liabilities	$118,306	1,876	3.20%	$144,602	2,289	3.17%
Debt issuance cost		24			43
Total interest-bearing liabilities net of debt issuance cost	$118,306	1,900	3.24%	$144,602	2,332	3.23%

Net interest income		$1,746			$2,019
Net interest margin			2.78%			2.70%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2021 vs. 2020
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(28)	$(64)	$(92)
Interest-earning loans	(512)	(101)	(613)
Total interest-earning assets	(540)	(165)	(705)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	(48)	(27)	(75)
Other debt	(355)	17	(338)
Debt issuance cost	—	(19)	(19)
Total interest-bearing liabilities	(403)	(29)	(432)
Change in net interest income	$(137)	$(136)	$(273)

Total interest income for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 decreased mostly due to a volume variance on interest-earning loans. The volume variance on loans was due to the loan participation sales and early payoffs as described above. This was also the reason for the volume variance on interest-earning loans for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Total interest income for the three and six months ended June 30, 2021 also decreased due to the $95 thousand write off of previously accrued interest on an impaired loan as described above.

The decrease in total interest expense shown above for the three months ended June 30, 2021, compared to June 30, 2020, is primarily due to a volume variance on other debt. The volume variance was due to the debt paydown as described above as well as an additional early payoff of a term loan in September 2020. These early paydowns reduced the average balance of other debt by $31.4 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the average balance on other debt decreased by $27.6 million.

Overall net interest income decreased by $133 thousand for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to a greater decrease in interest income due to volume variance on loans than the decrease in interest expense due to the volume variance on other debt. Net interest income decreased by $273 thousand for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, for the same reason.

Provision and non-interest income and expense

	Three months ended				Six months ended
	June 30,		Comparison		June 30,		Comparison
	(in thousands)				(in thousands)
	2021	2020	$ Diff	% Diff	2021	2020	$ Diff	% Diff
Net interest income	$831	$964	$(133)	(14%)	$1,746	$2,019	$(273)	(14%)
Provision for loan losses	112	11	101	918%	104	63	41	65%
Net interest income after provision for loan losses	719	953	(234)	(25%)	1,642	1,956	(314)	(16%)
Total non-interest income	279	176	103	59%	3,030	432	2,598	601%
Total non-interest expenses	1,148	1,035	113	11%	2,767	2,334	433	19%
Income before provision for income taxes	(150)	94	(244)	(260%)	1,905	54	1,851	3428%
Provision for income taxes and state LLC fees	5	6	(1)	(17%)	10	11	(1)	(9%)
Net income	$(155)	$88	$(243)	(276%)	$1,895	$43	$1,852	4307%

Net interest income after provision for loan losses decreased by $234 thousand for the quarter ended June 30, 2021, over the quarter ended June 30, 2020. This decrease was primarily due to the decrease in net interest income described above and also a provision for loan losses that was recorded as a result of a specific reserve on a collateral dependent loan as described above. The decrease in net interest income after provision for loan losses for the six months ended June 30, 2021, over the six months ended June 30, 2020 was also primarily due to the reserve on the impaired loan.

The increase in non-interest income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to an increase in broker-dealer commissions and fees. This increase was due to recovering stock markets and an increase in investment sales. The increase in non-interest income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily the result of the gain on debt extinguishment of $2.4 million as described previously in this report. In addition, broker-dealer commissions and fees increased 75% to $502 thousand for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Total non-interest expense increased 11% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This was due to an increase in legal fees of $83 thousand due to litigation expenses incurred in connection with an impaired loan. For the six months ended June 30, 2021 compared to the six months ended June 30, 2020 total non-interest expense increased 19% primarily due to accrued variable expenses related to the additional income on the debt extinguishment as well as the increase in legal expense described above. The increase in salary and benefits of $158 thousand was due to an increase in commissions related to an increase in broker dealer revenue as well as an increase in bonuses for the six months ended June 30 2021 as compared to June 30 2020. In addition, the company has accrued $206 thousand in donations made to charitable organizations which is included in marketing and promotions.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2021. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the six months ended June 30, 2021.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of June 30, 2021, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3: Defaults upon Senior Securities:

None

Item 4: Mine Safety Disclosure:

None

Item 5: Other Information:

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.38	Master Loan Participation Purchase and Sale Agreement by and between Ministry Partners Investment Company, LLC and America’s Christian Credit Union dated August 9, 2021 (**)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (**)
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (**)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six-month periods ended June 30, 2021 and 2020; (ii) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (iv) Notes to Consolidated Financial Statements.

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

Dated: August 12, 2021

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer