Form 10-Q
period 2021-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2021-11-12
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

At September 30, 2021, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

(Dollars in thousands Except Unit Data)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$16,515	$21,922
Restricted cash	62	51
Certificates of deposit	1,000	1,761
Loans receivable, net of allowance for loan losses of $1,579 and $1,516 as of September 30, 2021 and December 31, 2020, respectively	103,415	116,121
Accrued interest receivable	635	798
Investment in joint venture	884	884
Property and equipment, net	184	219
Foreclosed assets, net	301	301
Servicing assets	139	147
Other assets	651	889
Total assets	$123,786	$143,093
Liabilities and members’ equity
Liabilities:
Lines of credit	$2,000	$—
Term-debt	33,898	51,516
Other secured borrowings	10	—
Investor notes payable, net of debt issuance costs of $76 and $33 as of September 30, 2021 and December 31, 2020, respectively	69,387	76,194
Accrued interest payable	213	312
Other liabilities	3,639	2,163
Total liabilities	109,147	130,185
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2021 and December 31, 2020 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2021 and December 31, 2020; See Note 13	1,509	1,509
Accumulated equity (deficit)	1,415	(316)
Total members' equity	14,639	12,908
Total liabilities and members' equity	$123,786	$143,093

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (Unaudited)

For the three and nine month periods ended September 30, 2021 and 2020

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Interest on loans	$1,739	$2,004	$5,360	$6,238
Interest on interest-bearing accounts	10	26	35	142
Total interest income	1,749	2,030	5,395	6,380
Interest expense:
Investor notes payable	662	670	2,017	2119
Other debt	229	427	774	1310
Total interest expense	891	1,097	2,791	3,429
Net interest income	858	933	2,604	2,951
Provision (credit) for loan losses	(41)	132	63	195
Net interest income after provision (credit) for loan losses	899	801	2,541	2,756
Non-interest income:
Broker-dealer commissions and fees	175	183	677	470
Other income	98	83	228	228
Gain on debt extinguishment	—	2,400	2,398	2,400
Total non-interest income	273	2,666	3,303	3,098
Non-interest expenses:
Salaries and benefits	635	811	2,173	2,191
Marketing and promotion	—	206	220	224
Office occupancy	45	46	134	134
Office operations and other expenses	364	343	980	994
Foreclosed assets, net	—	—	21	8
Legal and accounting	50	65	333	253
Total non-interest expenses	1,094	1,471	3,861	3,804
Income before provision for income taxes	78	1,996	1,983	2,050
Provision for income taxes and state LLC fees	5	4	15	15
Net income	$73	$1,992	$1,968	$2,035

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2021 and 2020

(Dollars in thousands)

	Nine months ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,968	$2,035
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	36	39
Amortization of deferred loan fees	(153)	(194)
Amortization of debt issuance costs	37	72
Provision for loan losses	63	195
Accretion of loan discount	(21)	(22)
Gain on sale of loans	(25)	(61)
Gain on sale of foreclosed assets	(44)	—
Loss on sale of fixed assets	—	8
Gain on extinguishment of debt	(2,398)	(2,400)
Changes in:
Accrued interest receivable	163	(201)
Other assets	284	32
Accrued interest payable	(99)	34
Other liabilities	1,469	(188)
Net cash provided (used) by operating activities	1,280	(651)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(842)	—
Loan originations	(11,141)	(16,152)
Loan sales	13,434	16,533
Loan principal collections	11,353	8,626
Redemption (purchase) of certificates of deposit	761	(1,757)
Foreclosed asset sales	44	—
Purchase of property and equipment	(1)	(87)
Sale of property and equipment	—	24
Net cash provided by investing activities	13,608	7,187
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(15,220)	(16,483)
Borrowings, net of repayments on lines of credit	2,000	—
Borrowings, net of repayments on secured borrowings	10	—
Net change in investor notes payable	(6,764)	2,216
Debt issuance costs	(80)	(42)
Dividends paid on preferred units	(230)	(296)
Net cash used by financing activities	(20,284)	(14,605)
Net (decrease) in cash and restricted cash	(5,396)	(8,069)
Cash, cash equivalents, and restricted cash at beginning of period	21,973	26,045
Cash, cash equivalents, and restricted cash at end of period	$16,577	$17,976
Supplemental disclosures of cash flow information
Interest paid	$2,890	$3,395
Income taxes paid	20	20
Supplemental disclosures of non-cash transactions
Servicing assets recorded	38	85
Leased assets obtained in exchange of new operating lease liabilities	—	53
Lease liabilities recorded	—	53
Dividends declared to preferred unit holders	14	18

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. A more detailed description of the Company’s accounting policies is included in its 2020 annual report filed on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2021 and for the nine months ended September 30, 2021 and 2020 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2021 and 2020 are not necessarily indicative of the results for the full year.

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

Conversion to LLC

Effective as of December 31, 2008, the Company converted its form of organization from a corporation organized under California law to a limited liability company organized under the laws of the State of California. With the filing of Articles of Organization-Conversion with the California Secretary of State, the separate existence of Ministry Partners Investment Corporation ceased, and the entity continued by operation of law under the name Ministry Partners Investment Company, LLC.

Since the conversion became effective, a group of managers provides oversight of the Company’s affairs. The managers have full, exclusive, and complete discretion, power, and authority to oversee the management of Company affairs. As an LLC, the Company’s managers and members have entered into an Operating Agreement that governs the Company’s management structure and governance procedures.

Risks and Uncertainties

COVID-19, a global pandemic, has adversely impacted the broad economy, affecting most industries, including businesses, schools, hospitality- and travel-based employers, and has disrupted the supply and distribution networks that deliver products to the consuming public. The process of recovery from the pandemic by U.S. churches, ministries, and faith-

based organizations that the Company serves could have a material financial impact on the Company. If declining in-person attendance at churches and faith-based organizations continues as churches and ministries adjust to the long-term effects of the pandemic, charitable gifts and contributions made to ministries and churches could be adversely affected. Furthermore, while there has been no material impact to the Company’s employees to date, COVID-19 could potentially create business continuity issues for the Company.

In accordance with Financial Accounting Standards Board (FASB) and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of our COVID-19 Deferral Assistance Program were not considered troubled debt restructurings to the extent that they met the terms of such guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act guidance applies to modifications made between March 1, 2020 and the earlier of January 2, 2022 or sixty (60) days after the end of the COVID-19 national emergency, as stipulated by the Consolidated Appropriations Act signed into law on December 31, 2020. The Company has relied upon and applied this guidance to modifications it granted since the first quarter of 2020.

The Company’s operations are dependent upon the willingness and ability of its employees, borrowers, noteholders, and investment clients to conduct financial transactions. While the U.S. economy has reported gains as COVID-19 restrictions and curtailment of activities orders have been eased, modified or lifted, depending on the region of the country impacted, the discovery and spread of new variants of the coronavirus have raised concerns about the potential continuation of the pandemic. The uncertainty of the recovery and long-term effects of the pandemic could materially and adversely affect the Company’s business, operating results, financial condition or liquidity. While it is not possible to know the full extent of the impact of COVID-19, resulting measures to curtail its spread and recovery of the economy as the U.S. reopens and prepares for the variant strains of the pandemic, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Cash, and Cash Equivalents

Cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of September 30, 2021 and December 31, 2020.

The National Credit Union Insurance Fund insures a portion of the Company’s cash held at credit unions, and the Federal Deposit Insurance Corporation insures a portion of cash held by the Company at banks. The Company holds cash deposits that may exceed insured limits. Management does not expect to incur losses in these cash accounts.

The Company maintains cash accounts with Royal Bank of Canada Dain Rauscher (“RBC Dain”) as part of its clearing agreement for its securities-related activities, and with the Central Registration Depository (“CRD”) for regulatory purposes in connections with its investment advisory and securities-related business. The Company also maintains cash in an account with America’s Christian Credit Union (“ACCU”) as collateral for its secured borrowings.

The Company classifies these accounts as restricted cash on its balance sheet.

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months.

Details of certificates with original maturities of greater than three months owned by the Company are as follows (dollars in thousands):

As of September 30, 2021
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

The Company is accounting for its investment in joint venture under the equity method of accounting. Under this method, the Company records its proportionate share of the joint venture net income or loss in the Company's statement of operations. The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment change if the loss in value is deemed other than temporary. Management determined that investment in the joint venture was not impaired at September 30, 2021.

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

•changes in national, regional, and local economic and industry conditions that affect the collectability of the portfolio, including the effects of the pandemic, recovery efforts, and long term impact on our borrower’ ministries from the pandemic;

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

Management considers several factors when determining impairment status. These factors include the loan’s payment status, the value of any secured collateral, and the probability of collecting scheduled payments when due. Management generally does not classify loans that experience minor payment delays or shortfalls as impaired. Management determines the significance of payment delays or shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower. These circumstances include the length and reasons for the delay, the borrower's payment history, and the amount of the shortfall in relation to the principal and interest owed.

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

Management considers loans that it renews at below-market terms to be troubled debt restructurings if the below-market terms represent a concession due to the borrower’s troubled financial condition. The Company classifies troubled debt restructurings as impaired loans. For the loans that are not considered to be collateral-dependent, management measures troubled debt restructurings at the present value of estimated future cash flows using the loan's effective rate at origination of the loan. The Company reports the change in the present value of cash flows related to the passage of time as interest income. If the loan is collateral-dependent, impairment is measured based on the fair value of the collateral.

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

Under section 4013 of the CARES Act, financial institutions may elect not to categorize a loan modification as a troubled debt restructuring if it is

(1)related to COVID-19;

(2)executed on a loan that was not more than thirty (30) days past due as of December 31, 2019; and

(3)executed between March 31, 2020, and the earlier of (A) sixty (60) days after the termination of the National Emergency or (B) December 31, 2020.*

* Congress has extended the period to include the earlier of January 2, 2022 or sixty (60) days after the end of the COVID-19 national emergency pursuant to the Consolidated Appropriations Act signed on December 31, 2020.

For all other loan modifications, federal agencies that regulate financial institutions have confirmed with FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to relief being extended, would not be classified as a troubled debt restructuring. This treatment includes short-term modifications including payment deferrals, fee waivers, and extension of repayment terms. The Company has relied upon the CARES Act and guidance from banking regulators related to modifications granted since the first quarter of 2020.

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

Special mention:

These credit facilities exhibit potential or actual weaknesses that present a higher potential for loss under adverse circumstances and deserve management’s close attention. If uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan at some future date.

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

The Company also offers sales and distribution services and earns commissions through the sale of annuity and mutual fund products. The Company acts as an agent in these transactions and recognizes revenue at a point in time when the customer executes a contract with a product carrier. The Company may also receive trailing commissions and 12b-1 fees related to mutual fund and annuity products. Management recognizes this revenue in the period when it is earned, estimating the revenue, if necessary, based on the balance of the investment and the commission rate on the product.

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

New accounting guidance

Adoption of New Accounting Standards

In March 2020, various regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with borrowers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The effects of the implementation of this guidance are disclosed in Note 4: Loans Receivable and Allowance for Loan Losses.

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

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreement, the Company has the ability to pledge cash as collateral for its borrowings. At December 31, 2020, the Company held no pledged cash. At September 30, 2021, the Company had $10 thousand in cash pledged as collateral for its secured borrowings. See Note 3: Related Party Transactions for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	September 30,		December 31,
	2021	2020	2020
Cash and cash equivalents	$16,515	$17,926	$21,922
Restricted cash	62	50	51
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$16,577	$17,976	$21,973

Amounts included in restricted cash comprise funds required to be set aside in the CRD account with FINRA, funds the Company has deposited with RBC Dain as clearing deposits, and cash maintained in an account with ACCU as collateral for its secured borrowings. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2021	2020
Total funds held on deposit at ECCU	$1,077	$7,414
Loan participations purchased from and serviced by ECCU	246	256

Related party transactions of the Company (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest earned on funds held with ECCU	$—	$8	$1	$13
Interest income earned on loans purchased from ECCU	4	4	12	11
Loans sold to ECCU	—	—	—	1,164
Fees paid to ECCU from MP Securities Networking Agreement	2	5	3	7
Income from Successor Servicing Agreement with ECCU	2	2	7	7
Rent expense on lease agreement with ECCU	37	37	110	110

Loan participation interests purchased:

Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the nine months ended September 30, 2021 and 2020.

Loans sold:

From time to time, the Company may sell loans to ECCU. On January 23, 2020, the Company sold an impaired loan to ECCU in order to recoup its recorded investment in the loan. The Company sold no loans to ECCU during the nine-month period ended September 30, 2021.

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

The agreement provides that MP Securities will pay ECCU a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ECCU members. Either ECCU or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

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

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2021	2020
Total funds held on deposit at ACCU	$5,822	$7,846
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	1,839	—
Amount owed on ACCU secured borrowings	10	—
Amount owed on ACCU line of credit	2,000	—
Loans pledged on ACCU line of credit	6,817	—

Related party transactions of the Company (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest earned on funds held with ACCU	$4	$12	$16	$69
Loans sold to ACCU	—	1,307	1,000	1,307
Dollar amount of secured borrowings made from ACCU	10	—	10	—
Dollar amount of draws on ACCU line of credit	2,000	—	2,000	—
Interest expense on ACCU borrowings	2	—	2	—
Interest income earned on loans purchased from ACCU	—	14	—	42
Income from broker services provided to ACCU by MPS	12	8	34	26
Fees paid based on MP Securities Networking Agreement with ACCU	17	23	59	50

Loan participation interests purchased:

The Company negotiates pass-through interest rates on loan participation interests purchased from ACCU on a loan-by-loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions. The Company did not purchase any loans from ACCU during the nine months ended September 30, 2021 and 2020.

Loan participation interests sold:

From time to time, the Company sells loan participation interests in loans it originates and services to ACCU. The Company negotiates pass-through interest rates on loan participation interests sold to ACCU on a loan-by-loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions.

Effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement (“the Master LP Agreement”) with ACCU, one of its credit union owners. The Master LP Agreement is intended to facilitate the sale to ACCU of small participation interests in the Company’s originated loans. As a part of any transaction conducted under the Master LP Agreement, the borrower of the loan being sold would become a member of ACCU, thereby meeting the requirements of NCUA regulations that govern loan participation purchases by credit unions. This will allow the Company to sell additional participations in the loan to other credit unions.

Sales made under the Master LP Agreement will be done on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower. Under a separate Deposit Control Agreement reached in conjunction with the Master LP Agreement, the Company will deposit cash on a one-to-one basis as collateral to secure the participation interest sold to ACCU. This cash will be considered restricted cash. The Company retains the ability to sell loan participation interests to ACCU outside of the Master LP Agreement.

As of September 30, 2021, $10.0 thousand had been sold and was outstanding under this agreement. This has been classified as secured borrowings on our balance sheet. The Company has deposited $10.0 thousand in an account at ACCU as collateral for these borrowings. These funds are considered restricted cash.

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

The agreement provides that MP Securities will pay ACCU a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of ACCU members. Either ACCU or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

Line of Credit:

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU. The ACCU line of credit (“ACCU LOC”) is a $5.0 million short-term demand facility with a maturity date of September 23, 2022. See Note 10: Credit Facilities and Other Debt for additional terms and conditions. Management believes these terms are equivalent to those that prevail in arm's length transactions. As of September 30, 2021, there were $2.0 million in borrowings outstanding on the ACCU line of credit.

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2021	2020
Total funds held on deposit at KCT	$1,019	$1,019
Amount owed on KCT line of credit	—	—
Loans pledged on KCT line of credit	8,542	7,213
Outstanding loan participations sold to KCT and serviced by the Company	4,423	1,844

Related party transactions of the Company (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest earned on funds held with KCT	$6	$6	$17	$16
Loans sold to KCT	1,575	—	2,647	—
Dollar amount of draws on KCT line of credit	—	—	3,825	—
Interest expense on KCT line of credit	9	—	40	—
Fees paid based on MP Securities Networking Agreement with KCT	17	—	23	—

Funds on deposit with KCT:

On January 13, 2020, the Company purchased $1.0 million of certificates of deposit from KCT. The certificates mature on October 13, 2021 and bear interest at a rate of 2.25%. The certificates were not renewed when they matured.

Line of credit:

On September 30, 2020, the Company entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution. The KCT line of credit (“KCT LOC”) is a $7.0 million short-term demand facility with a maturity date of September 30, 2022. See Note 10: Credit Facilities and Other Debt for additional terms and conditions. Management believes these terms are equivalent to those that prevail in arm's length transactions. As of September 30, 2021, there was no outstanding balance on the KCT LOC.

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

The agreement provides that MP Securities pay KCT a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of KCT members. Either KCT or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

Loan Participation Interests Sold

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and charges KCT a customary fee for servicing the loan. As of September 30, 2021, the Company services $4.4 million in loan participations that it has sold to KCT.

Transactions with Other Equity Owners

From time to time the Company will engage in transactions with other owners or related parties.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2021	2020
Outstanding loan participations sold to UFCU and serviced by the Company	$4,287	$4,323
Outstanding loan participations sold to NFCU and serviced by the Company	4,952	1,863
Outstanding notes payable to officers and mangers	164	316
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

The Company has also entered into a Loan Participation Agreement with Navy Federal Credit Union (“NFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units. Under this agreement, the Company sold NFCU a $5.0 million loan participation interest in one of its construction loans on March 20, 2020. As part of this agreement, the Company retained the right to service the loan, and it charges NFCU a fee for servicing the loan. Management believes the terms of the agreement are equivalent to those that prevail in arm's length transactions for similar agreements entered into by other credit unions.

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

Investor Notes Sold

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $164 thousand and $316 thousand at September 30, 2021 and December 31, 2020, respectively.

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

The Company’s subsidiary, MPF, serves as the collateral agent for the Company’s Secured Notes. The Company’s Prospectus for its 2021 Class A Notes and the private placement memorandum for the Company’s Secured Notes Offering describe the terms of these agreements. See Note 11: Investor Notes Payable to Part I, Item I “Financial Information” of this Report.

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

Note 4: Loans Receivable and Allowance for Loan Losses

The Company’s loan portfolio comprises one segment – church loans. See “Note 1 – Loan Portfolio Segments and Classes” to Part I “Financial Information” of this Report. The loans fall into four classes:

•wholly-owned loans for which the Company possesses the first collateral position;

•wholly-owned loans that are either unsecured or for which the Company possesses a junior collateral position;

•participated loans purchased for which the Company possesses the first collateral position; and

•participated loans purchased for which the Company possesses a junior collateral position.

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2036. The loan portfolio had a weighted average interest rate of 6.31% and 6.55% as of September 30, 2021 and December 31, 2020, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	September 30,	December 31,
	2021	2020
Loans to evangelical churches and related organizations:
Real estate secured	$105,460	$118,203
Unsecured	128	144
Total loans	105,588	118,347
Deferred loan fees, net	(374)	(481)
Loan discount	(220)	(229)
Allowance for loan losses	(1,579)	(1,516)
Loans, net	$103,415	$116,121

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of September 30, 2021 and December 31, 2020. The following table shows the changes in the allowance for loan losses for the nine months ended September 30, 2021 and the year ended December 31, 2020 (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2021	December 31, 2020
Balance, beginning of period	$1,516	$1,393
Provision for loan loss	63	188
Charge-offs	—	(65)
Balance, end of period	$1,579	$1,516

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	September 30, 2021	December 31, 2020
Loans:
Individually evaluated for impairment	$7,842	$6,181
Collectively evaluated for impairment	97,746	112,166
Balance	$105,588	$118,347

Allowance for loan losses:
Individually evaluated for impairment	$476	$290
Collectively evaluated for impairment	1,103	1,226
Balance	$1,579	$1,516

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2021
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$73,318	$1,731	$372	$—	$75,421
Watch	22,225	30	70	—	22,325
Special mention	—	—	—	—	—
Substandard	5,674	1,665	—	—	7,339
Doubtful	503	—	—	—	503
Loss	—	—	—	—	—
Total	$101,720	$3,426	$442	$—	$105,588

Credit Quality Indicators (by class)
As of December 31, 2020
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$83,494	$1,789	$201	$—	$85,484
Watch	24,710	1,716	256	—	26,682
Special mention	—	—	—	—	—
Substandard	5,677	—	—	—	5,677
Doubtful	504	—	—	—	504
Loss	—	—	—	—	—
Total	$114,385	$3,505	$457	$—	$118,347

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$—	$6,250	$503	$6,753	$94,967	$101,720	$—
Wholly-Owned Junior	—	—	—	—	3,426	3,426	—
Participation First	—	—	—	—	442	442	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$6,250	$503	$6,753	$98,835	$105,588	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$2,704	$—	$4,185	$6,889	$107,496	$114,385	$—
Wholly-Owned Junior	—	—	—	—	3,505	3,505	—
Participation First	—	—	—	—	457	457	—
Participation Junior	—	—	—	—	—	—	—
Total	$2,704	$—	$4,185	$6,889	$111,458	$118,347	$—

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

Impaired Loans (by class)	As of	As of
	September 30,	December 31,
	2021	2020
Wholly-Owned First
Recorded Investment with allowance	$476	$290
Recorded with no Allowance	9,379	9,632
Total Recorded Investment	$9,855	$9,922
Unpaid Principal Balance	$10,054	$10,146
Wholly-Owned Junior
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	1,665	—
Total Recorded Investment	$1,665	$—
Unpaid Principal Balance	$1,685	$—
Participation First
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	—	—
Total Recorded Investment	$—	$—
Unpaid Principal Balance	$—	$—
Participation Junior
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	—	—
Total Recorded Investment	$—	$—
Unpaid Principal Balance	$—	$—
Total Impaired Loans
Recorded Investment with allowance	$476	$290
Recorded with no Allowance	11,044	9,632
Total Recorded Investment	$11,520	$9,922
Unpaid Principal Balance	$11,739	$10,146

Impaired Loans (by class)	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Wholly-Owned First
Average Recorded Investment	$9,859	$9,962	$9,889	$11,268
Interest Income Recognized	174	92	383	266
Wholly-Owned Junior
Average Recorded Investment	1,675	—	833	—
Interest Income Recognized	—	—	—	—
Participation First
Average Recorded Investment	—	—	—	296
Interest Income Recognized	—	—	—	11
Participation Junior
Average Recorded Investment	—	—	—	—
Interest Income Recognized	—	—	—	—
Total Impaired Loans
Average Recorded Investment	$11,534	$9,962	$10,721	$11,564
Interest Income Recognized	174	92	383	277

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	September 30, 2021	December 31, 2020
Church loans:
Wholly-Owned First	$6,177	$6,181
Wholly-Owned Junior	1,665	—
Participation First	—	—
Participation Junior	—	—
Total	$7,842	$6,181

Beginning in April 2020, the Company has taken measures to assist borrowers adversely affected by COVID-19 by deferring principal and/or interest payments. The concessions granted meet the qualifications under Section 4013 of the CARES Act. As a result, the Company has elected not to account for these modifications as troubled debt restructurings. The Company granted concessions to 35 borrowers, representing an outstanding loan principal balance of $47.8 million. As of December 31, 2020, three loans with a total outstanding principal balance of $13.2 million were still in the deferral period. As of September 30, 2021, no loans were under CARES Act deferrals.

There were two loan modifications made during the nine-month period ended September 30, 2021 that qualified as a troubled debt restructuring. Prior to the loans being restructured, both loans had been granted deferrals under the CARES Act. One loan modification made during the nine months ended September 30, 2020 qualified as a troubled debt restructuring.

A summary of loans the Company restructured during the three and nine month periods ended September 30, 2021 and 2020 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
	For the three months ended			For the nine months ended
	September 30, 2021		September 30, 2020	September 30, 2021	September 30, 2020
Church loans:
Wholly-Owned First
Number of Loans			—	2	1
Pre-Modification Outstanding Recorded Investment	$		$—	$5,387	$1,936
Post-Modification Outstanding Recorded Investment			—	5,387	1,955
Recorded Investment At Period End			—	5,343	1,947
Wholly-Owned Junior
Number of Loans		—	—	—	—
Pre-Modification Outstanding Recorded Investment		$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment		—	—	—	—
Recorded Investment At Period End		—	—	—	—
Participation First
Number of Loans		—	—	—	—
Pre-Modification Outstanding Recorded Investment		$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment		—	—	—	—
Recorded Investment At Period End		—	—	—	—
Participation Junior
Number of Loans		—	—	—	—
Pre-Modification Outstanding Recorded Investment		$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment		—	—	—	—
Recorded Investment At Period End		—	—	—	—
Total
Number of Loans		—	—	2	1
Pre-Modification Outstanding Recorded Investment		$—	$—	$5,387	$1,936
Post-Modification Outstanding Recorded Investment		—	—	5,387	1,955
Recorded Investment At Period End		—	—	5,343	1,947

Troubled Debt Restructurings Defaulted (by class)
For the three months ended September 30, 2021
	Number of Loans	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$1,665
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total:
Church loans	1	$1,665

Troubled Debt Restructurings Defaulted (by class)
For the nine months ended September 30, 2021
	Number of Loans	Recorded Investment
Troubled debt restructurings that subsequently defaulted:
Church loans:
Wholly-Owned First	1	$1,665
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total:
Church loans	1	$1,665

The Company has one restructured loan that is past maturity as of September 30, 2021. The Company has entered into a forbearance agreement with the borrower and is evaluating what actions it should undertake to protect its investment on this loan. One of the loans restructured during the nine months ended September 30, 2021 subsequently defaulted.

For loans modified in a troubled debt restructuring, the Company monitors borrower performance according to the terms of the restructure to determine whether there are any early indicators for future default. Management regularly evaluates loans modified in a troubled debt restructuring for potential further impairment and will make adjustments to the risk ratings and specific reserves associated with troubled debt restructurings as deemed necessary.

As of September 30, 2021, the Company has made no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

Note 5: Investments in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). The Valencia Hills Project is a joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand. This amount was the carrying value in the foreclosed asset at December 31, 2015. The Company is obligated to fund 50% of the future expenses in the joint venture, while Intertex Property Management is responsible for the remaining 50%. The Company has contributed $23 thousand to cover its share of expenses since the joint venture was formed.

As of September 30, 2021 and December 31, 2020, the value of the Company’s investment in the joint venture was $884 thousand. Management’s impairment analysis of the investment as of September 30, 2021 has determined that the investment is not impaired.

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$175	$183	$677	$470
Gains on loan sales	6	21	25	61
Gain on sale of foreclosed assets	44	—	44	—
Lease income	—	17	—	47
Other non-interest income	2	2	7	7
Non-interest income, out of scope, ASC 606
Lending fees	46	43	152	113
Gain on debt extinguishment	—	2,400	2,398	2,400
Total non-interest income	$273	$2,666	$3,303	$3,098

The following table separates revenue from contracts with customers into categories that are based on the nature, amount, timing, and uncertainty of revenue and cash flows associated with each product and distribution channel. Non-interest revenue earned by the Company’s broker-dealer subsidiary, MP Securities, comprises securities commissions, sale of investment company shares, insurance product revenue, and advisory fee income. Securities commission revenue represents the sale of over-the-counter stock, unit investment trusts, and variable annuities. The revenue earned from the sale of these products is recognized upon satisfaction of performance obligations, which occurs on the trade date and is considered transactional revenue. The Company also earns revenue from the management of invested assets, which is recognized monthly, as earned, based on the average asset value, and is referred to as assets under management revenue (“AUM”).

(dollars in thousands)	Three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Broker-dealer revenue
Securities commissions
Transactional	$25	$22	$104	$30
AUM	10	6	29	19
	35	28	133	49
Sale of investment company shares
Transactional	9	15	27	39
AUM	25	16	72	53
	34	31	99	92
Other insurance product revenue
Transactional	—	44	155	47
AUM	15	14	41	35
	15	58	196	82
Advisory fee income
Transactional	—	1	—	3
AUM	91	65	249	244
	91	66	249	247
Total broker-dealer revenue
Transactional	34	82	286	119
AUM	141	101	391	351
	$175	$183	$677	$470

.Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Nine months ended		Year ended
	September 30,		December 31,
	2021	2020	2020
Loan participation interests sold by the Company	$13,434	$16,533	$17,106
Total participation interests sold and serviced by the Company	45,706	38,699	37,962
Servicing income	137	104	143

Servicing Assets
Balance, beginning of period	$147	$100	$100
Additions:
Servicing obligations from sale of loan participations	38	85	99
Subtractions:
Amortization	(46)	(37)	(52)
Balance, end of period	$139	$148	$147

During the year ended December 31, 2020, the Company sold to ACCU two participations in loans it had previously purchased from ACCU. These participations totaled $1.6 million. During the year ended December 31, 2020, the Company sold back to ECCU one participation in a loan it had previously purchased from ECCU. This participation totaled $1.2 million.

ACCU Loan Participation Agreement

As detailed in Note 3: Related Party Transactions, effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Sales made under the Master LP Agreement will be done on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the nine months ended September 30, 2021, the Company sold one loan participation to ACCU under the provisions of the Master LP Agreement. Due to the recourse provisions of the agreement, the $10 thousand participation sale is classified as a secured borrowing and is presented as part of term-debt on the Company’s balance sheet.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that was valued at $301 thousand at September 30, 2021 and December 31, 2020. There was no allowance for losses on foreclosed assets at September 30, 2021 and December 31, 2020. The Company did not record any provision for losses on foreclosed assets during the nine months ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021, the Company sold a residential property it had acquired in a foreclosure action that had previously been completely written off. The Company realized a gain of $44 thousand on this sale.

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

Foreclosed Asset Expenses (Income)	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Provision for losses	—	—	—	—
Operating expenses, net of income	—	—	21	8
	$—	$—	$21	$8

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	September 30,	December 31,
	2021	2020

Furniture and office equipment	$522	$521
Computer system	214	214
Leasehold improvements	43	43
Total premises and equipment	779	778
Less accumulated depreciation and amortization	(595)	(559)
Premises and equipment, net	$184	$219

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Depreciation and amortization expense	$11	$13	$36	$39

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of September 30, 2021 are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$33,898	$450	11/1/2026	$41,112	$—
KCT LOC	3.750%	Variable	—	—	9/30/2022	8,542	—
ACCU LOC	4.000%	Variable	2,000	—	9/23/2022	6,817	—
ACCU Secured	4.750%	Fixed	10	—	7/1/2026	—	10

Term-Debt Credit Facility

The Company has one secured term-debt credit facility. The facility is non-revolving and does not include an option to renew or extend additional credit. Additionally, the facility does not contain a prepayment penalty. Under the terms of the credit facility, the Company must maintain a minimum collateralization ratio of at least 120%. If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to meet its obligation to maintain a minimum collateralization ratio. The collateral securing the facility at September 30, 2021 and December 31, 2020 satisfied the 120% minimum ratio. As of September 30, 2021, the Company has only pledged qualifying mortgage loans as collateral on the credit facility. In addition, the credit facility includes a number of borrower covenants. The Company is in compliance with these covenants as of

September 30, 2021 and December 31, 2020. On March 5, 2021, the Company made a $14.3 million principal prepayment on this facility and realized a $2.3 million gain on the extinguishment of debt as a result of this payment. The Company was in compliance with its covenants under the facility at the time of the payment.

Previously, the Company had another term-debt credit facility that carried the same terms as the term-debt credit facility it currently has. On September 25, 2020, the Company reached an agreement with the holder of the credit facility to pay off the entire outstanding contractual principal balance of $15.0 million. The Company realized a $2.4 million gain on the extinguishment of debt during the year ended December 31, 2020 as a result of this payment. The Company was in compliance with its covenants and its minimum collateralization ratio on the facility at the time of the payoff.

Future principal contractual payments of the Company’s term-debt during the twelve-month periods ending September 30, are as follows (dollars in thousands):

2022	$4,595
2023	4,720
2024	4,839
2025	4,964
2026	5,091
Thereafter	9,689
$33,898

Paycheck Protection Program Loan

On April 27, 2020, MP Securities applied for and received a Paycheck Protection Program loan (“PPP Loan”) granted under the CARES Act in the amount of $111 thousand. According to the terms of the program, as administered by the Small Business Association (“SBA”), payments on the loan were deferred and deferred interest was capitalized into the principal balance of the loan. In addition, qualifying amounts of the principal balance of the loan and deferred interest were eligible to be forgiven if MP Securities retained employees and maintained salary levels for its existing employees. On March 5, 2021, the SBA forgave all principal and accrued interest due on this loan.

KCT Line of Credit

On September 30, 2020, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution (“KCT LOC”). The KCT LOC is a revolving $7.0 million short-term demand credit facility. The facility carried no outstanding balance at September 30, 2021. The interest rate on the facility is equal to the Prime Rate as published in the Wall Street Journal plus 0.50%. The interest rate on the KCT LOC was 3.75% on September 30, 2021. The KCT LOC automatically renews for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement. As neither party furnished written notice to the other prior to the termination date, the KCT LOC was renewed for another one-year term. Its new maturity date is September 30, 2022.

The Company may draw funds on the KCT LOC at any time until the line is fully drawn. However, the Company may only use the KCT LOC to warehouse loans until they are sold. Repayment of each advance is due one hundred and twenty (120) days after the advance is made or earlier in the event that a collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such deficiency. To secure its obligations under the KCT LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT LOC. The minimum ratio must equal at least 120%. The KCT LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at September 30, 2021. A total of $8.5 million and $7.2 million in loans were pledged on this facility as of September 30, 2021 and December 31, 2020, respectively.

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with a one-year maturity date of September 23, 2022. The facility carried an outstanding balance of $2.0 million at September 30, 2021. The interest rate on the facility is equal to the Prime Rate as published in the Wall Street Journal plus 0.75%. The interest rate on the ACCU LOC was 4.00% on September 30, 2021. This rate will be adjusted on January 10th each year to account for the current Prime Rate but cannot be adjusted below 4.00%. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that equals or exceeds $10.0 million at all times during the term of the loan. The ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at September 30, 2021. A total of $6.8 million in loans were pledged on this facility as of September 30, 2021.

ACCU Secured Borrowings

As detailed in Note 3: Related Party Transactions, on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $10 thousand in secured borrowings were outstanding under the Master LP Agreement as of September 30, 2021. The contractual maturity of this borrowing is 2026.

Note 11: Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		September 30, 2021		December 31, 2020
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1 Offering	Unsecured	$3,873	4.16%	$9,010	3.94%
Class 1A Offering	Unsecured	32,392	3.70%	48,982	3.16%
2021 Class A Offering	Unsecured	16,696	2.80%	—	—%
Public Offering Total		$52,961	3.45%	$57,992	3.28%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$10,515	4.55%	$11,655	4.49%
Secured Notes	Secured	5,987	4.00%	6,580	3.99%
Private Offering Total		$16,502	4.35%	$18,235	4.31%

Total Investor Notes Payable		$69,463	3.66%	$76,227	3.53%
Investor Notes Payable Totals by Security	Offering Type
Unsecured Total	Unsecured	$63,476	3.63%	$69,647	3.48%
Secured Total	Secured	5,987	4.00%	6,580	3.99%

Future maturities for the Company’s investor notes during the twelve-month periods ending September 30, are as follows (dollars in thousands):

2022	$27,067
2023	7,373
2024	11,816
2025	8,049
2026	15,158
$69,463

Debt issuance costs related to the Company’s investor notes payable, net of amortization, were $76 thousand and $33 thousand at September 30, 2021 and December 31, 2020, respectively.

The notes are payable to investors who have purchased the securities. Notes pay interest at stated spreads over an index rate. At their option, the investor may reinvest the interest or have the interest paid to them. The Company may repurchase all or a portion of an outstanding note at any time at its sole discretion. In addition, the Company may permit an investor to redeem all or a portion of a note prior to maturity at its sole discretion.

SEC Registered Public Offerings

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of September 30, 2021 and December 31, 2020. The Company issued the Class 1 Notes under a Trust Indenture entered into by and between the Company and U.S. Bank.

Class 1A Offering.

In February 2018, the Company launched its Class 1A Notes Offering. Pursuant to a Registration Statement declared effective on February 27, 2018, the Company registered $90 million of its Class 1A Notes in two series – fixed and variable notes. The Class 1A Notes are unsecured. The interest rate paid on the Fixed Series Notes is determined in reference to a Constant Maturity Treasury Index published by the U.S. Department of Treasury (“CMT Index”) in effect on the date that the note is issued plus a rate spread as described in the Company’s Class 1A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month

LIBOR rate. The Company issued the Class 1A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank.

2021 Class A Offering.

In January 2021, the Company launched its 2021 Class A Notes Offering. Pursuant to a Registration Statement declared effective on January 8, 2021, the Company registered $125 million of its 2021 Class A Notes in two series – fixed and variable notes. The 2021 Class A Notes are unsecured. Like the Class 1A Notes Offering, the interest rate paid on the Fixed Series Notes is determined in reference to a CMT Index published by the U.S. Department of Treasury in effect on the date that the note is issued plus a rate spread as described in the Company’s 2021 Class A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate. The Company issued the 2021 Class A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at September 30, 2021 and December 31, 2020.

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

The Company secures these notes by pledging either cash or loans receivable as collateral. The collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. At September 30, 2021 and December 31, 2020, the loans receivable collateral securing the Secured Notes had an outstanding balance of $8.5 million and $9.1 million, respectively. The September 30, 2021 and December 31, 2020 collateral balances were sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of September 30, 2021 and December 31, 2020, the Company did not have cash pledged for the benefits of the Secured Note holders.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	September 30, 2021	December 31, 2020
Undisbursed loans	$420	$2,774

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

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2021	2020	2021	2020	2020
Lease cost
Operating lease cost	$43	$44	$130	$131	$174
Other information
Cash paid for operating leases	43	43	130	127	169
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	—	53	53
Weighted average remaining lease term (in years)	1.92	2.79	1.92	2.79	2.87
Weighted-average discount rate	4.65%	4.60%	4.65%	4.60%	4.64%

Future minimum lease payments and lease costs for the twelve months ending September 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2022	$163	$160
2023	154	146
2024	39	37
Total	$356	$343

Note 13: Preferred and Common Units under LLC Structure

Holders of the Series A Preferred Units are entitled to receive a quarterly cash dividend that is 25 basis points higher than the one-year LIBOR rate in effect on the last day of the calendar month for which the preferred return is approved. The UK Financial Conduct Authority announced on December 4, 2020 that the USD LIBOR for 1, 3, 6, and 12 months will no longer be published after June 30, 2023. The Company is currently reviewing and evaluating alternatives that may be used to replace the index. When an appropriate alternative index is determined the Series A Preferred Units Certificate may need to be amended to provide for use of the new index. In addition to the quarterly cash dividend, the Company has also agreed to set aside an annual amount equal to 10% of its net profits earned for any year, after subtracting from profits the quarterly Series A Preferred Unit dividends paid, for distribution to its Series A Preferred Unit holders.

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

Note 14: Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the nine months ended September 30, 2021 and 2020 were $54 thousand and $60 thousand, respectively.

Profit Sharing

The profit-sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit-sharing contribution for the nine months ended September 30, 2021 or 2020.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at September 30, 2021 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$16,577	$16,577	$—	$—	$16,577
Certificates of deposit	1,000	—	1,000	—	1,000
Loans, net	103,415	—	—	104,726	104,726
Investment in joint venture	884	—	—	884	884
Accrued interest receivable	635	—	—	635	635
FINANCIAL LIABILITIES:
Lines of credit	$2,000	$—	$—	$2,000	$2,000
Term-debt	33,898	—	—	29,318	29,318
Secured borrowings	10	—	—	12	12
Investor notes payable	69,387	—	—	70,364	70,364
Other financial liabilities	419	—	—	419	419

		Fair Value Measurements at December 31, 2020 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$21,973	$21,922	$—	$—	$21,922
Certificates of deposit	1,761	—	1,779	—	1,779
Loans, net	116,121	—	—	115,477	115,477
Investment in joint venture	884	—	—	884	884
Accrued interest receivable	798	—	—	798	798
FINANCIAL LIABILITIES:
Term-debt	$51,516	$—	$—	$43,832	$43,832
Investor notes payable	76,194	—	—	78,262	78,262
Other financial liabilities	513	—	—	513	513

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2021 and December 31, 2020.

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

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at September 30, 2021 and December 31, 2020.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2021:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$7,290	$7,290
Investment in joint venture	—	—	884	884
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$8,475	$8,475

Assets at December 31, 2020:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$5,815	$5,815
Investments in joint venture	—	—	884	884
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,000	$7,000

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

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

September 30, 2021
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$7,290	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (22%)
Investment in joint venture	884	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2020
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,815	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investments in joint venture	884	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2020 and 2019, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2020 and 2019, MP Realty has federal and state net operating loss carryforwards of approximately $431 thousand and $430 thousand, respectively, which begin to expire in 2030. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at September 30, 2021 and December 31, 2020.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue from external sources
Finance Company	$1,803	$4,514	$7,865	$9,002
Broker Dealer	175	182	789	476
Adjustments / Eliminations	—	—	—	—
Total	$1,978	$4,696	$8,654	$9,478

Revenue from internal sources
Finance Company	$—	$—	$—	$—
Broker Dealer	242	227	741	726
Adjustments / Eliminations	(242)	(227)	(741)	(726)
Total	$—	$—	$—	$—

Total non-interest expense and provision for tax
Finance Company	$740	$1,185	$2,829	$2,923
Broker Dealer	315	289	1,003	895
Other Segments	30	1	30	1
Adjustments / Eliminations	(30)	—	(30)	—
Total	$1,055	$1,475	$3,832	$3,819

Net profit (loss)
Finance Company	$(24)	$1,852	$1,384	$1,601
Broker Dealer	103	120	527	307
Other Segments	(30)	(1)	(30)	(1)
Adjustments / Eliminations	24	21	87	128
Total	$73	$1,992	$1,968	$2,035

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Total assets
Finance Company	$119,881	$139,410
Broker Dealer	3,551	3,187
Other Segments	408	576
Adjustments / Eliminations	(54)	(80)
Total	$123,786	$143,093

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three and nine month periods ended September 30, 2021 and 2020. It should be read in conjunction with our December 31, 2020 Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements regarding Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, MPF, MP Realty, MPC, and MP Securities, including, without limitation, statements regarding our expectations with respect to revenue, credit losses, levels of non-performing assets, expenses, earnings and other measures of financial performance. Statements that are not statements of historical facts may be deemed to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management.

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

OVERVIEW

As the effects of the worldwide pandemic begin to lessen in severity, we continue to observe signs of an economic recovery in the United States, with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. However, there have been concerns about the emergence of resistant or more contagious strains of the virus. It is unknown if these additional strains will slow or reverse the economic recovery. Due to these factors, we believe that economic uncertainty remains that could impact our ministry borrowers and financial results.

For the nine months ended September 30, 2021, the Company generated $2 million in net income. During this period the most significant factor in generating net income was a $2.4 million gain on debt extinguishment resulting from an early paydown of a credit facility. For the three-month period ended September 30, 2021, we had net income of $73 thousand.

Financial Condition

This discussion focuses on the overall performance of our consolidated balance sheet.

Comparison of Financial Condition on September 30, 2021 and December 31, 2020

			Comparison
	2021	2020	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$16,515	$21,922	$(5,407)	(25%)
Restricted cash	62	51	11	22%
Certificates of deposit	1,000	1,761	(761)	(43%)
Loans receivable, net of allowance for loan losses of $1,579 and $1,516 as of September 30, 2021 and December 31, 2020, respectively	103,415	116,121	(12,706)	(11%)
Accrued interest receivable	635	798	(163)	(20%)
Investment in joint venture	884	884	—	—%
Property and equipment, net	184	219	(35)	(16%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	139	147	(8)	(5%)
Other assets	651	889	(238)	(27%)
Total assets	$123,786	$143,093	$(19,307)	(13%)
Liabilities and members’ equity
Liabilities:
Lines of credit	$2,000	$—	$2,000	100%
Term-debt	33,898	51,516	(17,618)	(34%)
Other secured borrowings	10	—	10	100%
Investor notes payable, net of debt issuance costs of $76 and $33 as of September 30, 2021 and December 31, 2020, respectively	69,387	76,194	(6,807)	(9%)
Accrued interest payable	213	312	(99)	(32%)
Other liabilities	3,639	2,163	1,476	68%
Total liabilities	109,147	130,185	(21,038)	(16%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated equity (deficit)	1,415	(316)	1,731	(548%)
Total members' equity	14,639	12,908	1,731	13%
Total liabilities and members' equity	$123,786	$143,093	$(19,307)	(13%)

On March 5, 2021, the Company negotiated a discounted partial paydown of principal of $14.3 million on our term loan. This resulted in a gain on debt extinguishment of $2.3 million. In addition, the Company received debt forgiveness of $112 thousand on the entire unpaid balance and accrued interest on its PPP Loan granted under the CARES Act. The discounted partial paydown was the primary cause of a 13% decrease in our total assets, and the two transactions extinguished a combined $14.4 million in term-debt. We funded the debt payoff through existing cash we set aside in previous periods for this type of opportunity, as well as raising cash from our loans receivable portfolio. Despite the debt extinguishment described above, cash only decreased $5.4 million as detailed further below.

To maintain a liquid balance sheet, we intend to sell participation interests in the majority of our new loan originations. For the nine months ended September 30, 2021, we funded $12.0 million in loans receivable and sold participation interests in loans receivable of $13.4 million during the same period. We also received $11.4 million in loan principal collections during the year, mostly due to early loan payoffs from borrowers who refinanced elsewhere. Therefore, our loan portfolio provided $12.8 million in cash during the nine months ended September 30, 2021.

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. For the nine months ended September 30, 2021, net investor notes payable decreased $6.8 million. This decrease was primarily due to planned withdrawals or non-renewals from a few institutional clients. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organizations and the ministries they serve. Concurrently, MP Securities continues to increase its retail customer base through client referrals and its networking agreements with key strategic partners.

For the nine months ended September 30, 2021, we had net income of $2 million. Our total members’ equity increased 13% to $14.6 million for the nine months ended September 30, 2021, which resulted in a capital to asset ratio of 11.8%.

Liquidity and Capital Resources

In response to the economic uncertainty created from the COVID-19 pandemic, management began to generate liquidity by selling participation interests in its loans receivable during 2020. In 2021, the Company has continued to pursue this strategy and generated $13.4 million in cash from loan sales for the nine months ended September 30, 2021. This model allows us to acquire loans with little liquidity deployment while still allowing the Company to fulfill one of its key missional objectives of providing financing to Christian churches and ministries. An additional liquidity tool we use in conjunction with our loan participation sales is a $7.0 million warehouse line of credit (“KCT LOC”) with KCT Credit Union, an Elgin, Illinois credit union, for the specific purpose of funding loan originations, and offering participation interests in these loans through a short-term credit facility. This facility allows us to warehouse loan originations until we sell participations in these loans. We must repay each advance within one hundred twenty (120) days after receiving the advance. As of September 30, 2021, we had no outstanding balance on the KCT LOC.

To provide further liquidity, on September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with a one-year maturity date of September 23, 2022. As of September 30, 2021, we had an outstanding balance of $2.0 million on this facility. The Company does not have any restrictions on how the funds may be used for this facility.

If necessary, we will raise additional cash through loan and investor note sales to keep sufficient levels of cash available to meet our debt obligations to investors. Because the Company was successful in raising cash from loan repayments, sales of loan participations, and its use of short-term credit facilities, we were able to take advantage of the opportunity to pay down term debt at a discount, as described above. Despite this paydown, the Company is still operating with cash levels above its Board-approved policy. Cash, restricted cash, and certificates of deposit were $17.6 million as of September 30, 2021 and our liquidity ratio was 21%. Our liquidity policy, established by our Board of Managers, sets a minimum liquidity ratio and provides contingency protocols if our liquidity falls below the minimum. Our liquidity ratio was above the minimum set by our policy as of September 30, 2021.

Due to management’s desire to maintain staff levels during the beginning of the pandemic, we applied for and received a PPP loan of $111 thousand. During the nine months ended September 30, 2021, the Company received the SBA’s forgiveness of the entire principal balance and accrued interest on the PPP loan.

The paydown of the term-debt had a significant impact on our net income for the nine months ended September 30, 2021. Combined with the forgiveness of the PPP loan, the Company reported $2.4 million in gains on the extinguishment of debt. In addition to producing income, the early paydown of the term-debt significantly reduces the size of the balloon payment required to pay off the facility in November 2026. The current estimated balloon payment is approximately $9.7 million.

Debt Securities

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate decreased from 66% in the second quarter 2021 to 54% in the third quarter 2021. This was due to planned withdrawals from two institutional investors. Other than these expected withdrawals, our note renewals remain strong, and our advisory team continues to expand their clientele, which has also increased new note sales.

The table below shows the renewal rates of our maturing notes over the last three years ended December 31:

2020	60%
2019	75%
2018	62%

The renewal rate for the quarter ended September 30, 2021 as compared to September 30, 2020 is as follows:

•Three-month period ended September 30, 2021: 54%

•Three-month period ended September 30, 2020: 64%

Credit Facilities and Other Borrowings

Historically, we have funded a significant portion of our balance sheet through term-debt. However, due to recent debt reductions described above, the portion of our balance sheet funded through term-debt has been reduced significantly over the last nine months. Because the term loan has a fixed rate until maturity in 2026, it provides a stable cost of funds. The table below is a summary of the Company’s $35.9 million in outstanding debt payable as of September 30, 2021 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$33,898	$450	11/1/2026	$41,112	$—
KCT LOC	3.750%	Variable	—	—	9/30/2022	8,542	—
ACCU LOC	4.000%	Variable	2,000	—	9/23/2022	6,817	—
ACCU Secured	4.750%	Fixed	10	—	7/1/2026	—	10

We cannot borrow additional funds on the term loan; therefore, we will need to replace any principal paid on the facility through another source. To pay down our term loan, we intend to rely on the Company’s earnings, the debt securities we sell, net cash flow from our loans receivable portfolio, and the $5 million revolving ACCU LOC. We can also utilize the KCT LOC from which we can draw up to $7 million to facilitate warehousing new loan originations until we can sell loan participations in those loans. Each draw on the KCT LOC has a term of 120 days. The ACCU secured borrowing is a loan participation sale that is classified as a secured borrowing and will pay down as the loan amortizes.

The following table shows the maturity schedule of our term-debt for the next five years and thereafter as of September 30, 2021 (dollars in thousands):

2022	$4,595
2023	4,720
2024	4,839
2025	4,964
2026	5,091
Thereafter	9,689
$33,898

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of September 30, 2021, we are following our covenants on our investor notes payable, term-debt credit facility, KCT LOC, and ACCU LOC.

•For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable”, to Part I “Financial Information” of this Report.

•For additional information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part I “Financial Information” of this Report.

Results of Operations: September 30, 2021

The analysis below describes the Company’s results of operations for the three and nine month periods ended September 30, 2021 compared to the three and nine month periods ended September 30, 2020.

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$14,361	$10	0.28%	$28,353	$26	0.36%
Interest-earning loans [1]	99,647	1,739	6.92%	116,796	2,004	6.81%
Total interest-earning assets	114,008	1,749	6.09%	145,149	2,030	5.55%
Non-interest-earning assets	8,988	—	—%	8,088	—	—%
Total Assets	122,996	1,749	5.64%	153,237	2,030	5.26%

Liabilities:
Investor notes payable gross of debt issuance costs	70,371	649	3.66%	73,074	642	3.49%
Other debt	35,767	229	2.54%	67,209	427	2.53%
Total interest-bearing liabilities	106,138	878	3.28%	140,283	1,069	3.02%
Debt issuance cost		13			28
Total interest-bearing liabilities net of debt issuance cost	$106,138	891	3.33%	$140,283	1,097	3.10%

Net interest income		$858			$933
Net interest margin			2.99%			2.55%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$(11)	$(5)	$(16)
Interest-earning loans	(298)	33	(265)
Total interest-earning assets	(309)	28	(281)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	(24)	31	7
Other debt	(200)	2	(198)
Debt issuance cost	—	(15)	(15)
Total interest-bearing liabilities	(224)	18	(206)
Change in net interest income	$(85)	$10	$(75)

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in Thousands)
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$17,763	$35	0.26%	$28,137	$142	0.67%
Interest-earning loans [1]	104,776	5,360	6.84%	120,117	6,238	6.92%
Total interest-earning assets	122,539	5,395	5.89%	148,254	6,380	5.73%
Non-interest-earning assets	8,062	—	—%	8,075	—	—%
Total Assets	130,601	5,395	5.52%	156,329	6,380	5.44%

Liabilities:
Investor notes payable gross of debt issuance costs	73,816	1,980	3.59%	73,867	2,046	3.69%
Other Debt	40,389	774	2.56%	69,286	1,310	2.52%
Total interest-bearing liabilities	$114,205	2,754	3.22%	$143,153	3,356	3.12%
Debt issuance cost		37			73
Total interest-bearing liabilities net of debt issuance cost	$114,205	2,791	3.27%	$143,153	3,429	3.19%

Net interest income		$2,604			$2,951
Net interest margin			2.84%			2.65%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(40)	$(67)	$(107)
Interest-earning loans	(807)	(71)	(878)
Total interest-earning assets	(847)	(138)	(985)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	(66)	—	(66)
Other debt	(556)	20	(536)
Debt issuance cost	—	(36)	(36)
Total interest-bearing liabilities	(622)	(16)	(638)
Change in net interest income	$(225)	$(122)	$(347)

Total interest income for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 decreased mostly due to a volume variance on interest-earning loans. The volume variance on loans was due to the loan participation sales and early payoffs as described above. This was also the reason for the volume variance on interest-earning loans for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. While the weighted average rate of our loan portfolio is 6.31%, our interest-bearing loans have yielded much higher than that due to the recognition of net deferred fees in interest income. When we sell loan participations and when loans pay off early, deferred fee amortization is accelerated, which causes higher than expected interest income yields.

The decrease in total interest expense shown above for the three months ended September 30, 2021, compared to September 30, 2020, is primarily due to a volume variance on other debt. The volume variance was due to the debt paydown as described above as well as an additional early payoff of a term loan in September 2020. These early paydowns reduced the average balance of other debt by $31.4 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the average balance on other debt decreased by $28.9 million.

Overall net interest income decreased by $75 thousand for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to a greater decrease in interest income due to volume variance on loans than the decrease in interest expense due to the volume variance on other debt. Net interest income decreased by $347 thousand for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, for the same reason.

Provision and non-interest income and expense

	Three months ended				Nine months ended
	September 30,		Comparison		September 30,		Comparison
	(in thousands)				(in thousands)
	2021	2020	$ Diff	% Diff	2021	2020	$ Diff	% Diff
Net interest income	$858	$933	$(75)	(8%)	$2,604	$2,951	$(347)	(12%)
Provision (credit) for loan losses	(41)	132	(173)	(131%)	63	195	(132)	(68%)
Net interest income after provision (credit) for loan losses	899	801	98	12%	2,541	2,756	(215)	(8%)
Total non-interest income	273	2,666	(2,393)	(90%)	3,303	3,098	205	7%
Total non-interest expenses	1,094	1,471	(377)	(26%)	3,861	3,804	57	1%
Income before provision for income taxes	78	1,996	(1,918)	(96%)	1,983	2,050	(67)	(3%)
Provision for income taxes and state LLC fees	5	4	1	25%	15	15	—	—%
Net income	$73	$1,992	$(1,919)	(96%)	$1,968	$2,035	$(67)	(3%)

Net interest income decreased during the quarter and nine months ended September 30, 2021 as compared to the quarter and nine months ended September 30, 2020, respectively. This is primarily due to the payoff and sale of loans in our loan portfolio throughout the year. As discussed in the liquidity section above, we have sold $13.4 million in loans and received $11.4 million in principal payments during 2021.

Net interest income after provision for loan losses increased by $98 thousand for the quarter ended September 30, 2021, over the quarter ended September 30, 2020. This increase was primarily due to a decrease in provision for loan losses of $173 thousand due to the lower average loan balance described above and offset somewhat by the decrease in net interest income also described above. The decrease in net interest income after provision for loan losses for the nine months ended September 30, 2021, over the nine months ended September 30, 2020 was primarily due to the decrease in interest income described above offset somewhat by a decrease in provision for loan loss. The provision decreased due to the lower loan balance described above.

The decrease in non-interest income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to income on debt extinguishment of $2.4 million recognized during the three month period ended September 30, 2020. The increase in non-interest income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to a 44% increase in broker-dealer commissions and fees. For the nine months ended September 30, 2021, the Company generated $677 thousand in broker-dealer commissions and fees compared to $470 thousand for the nine months ended September 30, 2020.

Total non-interest expense decreased 26% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This was due to $240 thousand in non-recurring variable expenses related to the gain on debt extinguishment recognized during the three months ended September 30, 2020. For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, total non-interest expense increased by $57 thousand. An increase in legal fees related to the management of impaired loan in our loan portfolio is the largest source of the increase in non-interest expense.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2021. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the nine months ended September 30, 2021.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of September 30, 2021, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine-month periods ended September 30, 2021 and 2020; (ii) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020; and (iv) Notes to Consolidated Financial Statements.

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

Dated: November 12, 2021

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer