Form 10-K
period 2021-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2022-03-23
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of May 4, 2017 (the last date any sale or exchange was made of our Class A Common Units), the aggregate market value of the registrant’s Class A Common Units held by non-affiliates was estimated to have no value. As of June 29, 2018 (the last date any sale or exchange was made of our Series A Preferred Units), the market value of the Series A Preferred Units was estimated at $67.50 per share or $7,904,250. The registrant has sold no Class A Common Units within the past sixty days and there is no public market value for the registrant’s Class A Common Units. The number of Class A Common Units outstanding, as of December 31, 2021, was 146,522.

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
Website address

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.ministrypartners.org as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

Throughout this document, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company,” “we,” “us,” or “our.”

Purpose and Mission

Since 1991, Ministry Partners Investment Company, LLC, has executed on its mission to strengthen Christian stewardship by providing purposeful financial products and services to churches and ministries, individuals and businesses, as well as other financial institutions including credit unions and banks, investment and insurance companies, and denominational loan funds. Whether you are working with our investment advisory, insurance agency, broker-dealer, church financing, or servicing operations, our unique and purposeful approach to financial services is designed to provide you with the highest quality advice based upon sound biblical and business principles that will bestow stewardship blessings on all.

Our value proposition is built upon the foundational premise that stewardship excellence can be achieved by working in collaboration with multiple financial professionals with broad-based expertise who are focused on purposeful growth. We know whom we serve, and more importantly, why we serve.

Organization

We are a Credit Union Service Organization (CUSO) owned by 11 credit unions and are a California limited liability company. We have four wholly-owned subsidiaries through which we conduct various aspects of our business:

•Ministry Partners Securities, LLC. (“MP Securities”),

•Ministry Partners for Christ, Inc. (“MPC”),

•Ministry Partners Funding, LLC. (“MPF”), and

•MP Realty Services, Inc. (“MP Realty”).

The Company formed MP Securities in California as a limited liability company on April 26, 2010. MP Securities provides investment advisory, insurance, and financial planning solutions for individuals, and business and faith-based organizations. MP Securities also serves as the selling agent for the Company’s public and private placement notes.

MPC is a not-for-profit corporation formed and organized under Delaware law. MPC makes charitable grants to Christian organizations, and provides consulting, and financial expertise to aid evangelical Christian ministries. The Internal Revenue Service has granted MPC tax-exempt status under Section 501(c)(3) of the Internal Revenue Code. MPC approved grants to seven Christian non-profits for a total of $150 thousand during the year ended December 31, 2020 and approved 13 grants for a total of $217 thousand for the year ended December 31, 2021.

MPF serves as the custodian of assets pledged to investors in our secured investment notes. As of December 31, 2021, we have no secured investment notes outstanding. As of December 31, 2020, we had $6.6 million in secured investment notes that were issued and outstanding.

We organized MP Realty to provide loan brokerage and other real estate services to churches and ministries. MP Realty has conducted limited operations since its launch.

Our Competition

Investment advisory, broker-dealer, insurance, and financial planning services

There are many mainstream financial services organizations that serve the faith-based market segment throughout the United States. Most of the competitors in this institutional market segment are banks, credit unions, denominational investment funds, as well as larger investment and insurance organizations. However, the overall size of the market segment provides ample opportunities for quality firms with specialized knowledge of the governance surrounding churches and ministries to effectively provide and expand the services we offer. We also serve the retail marketplace throughout the United States. While the retail market segment has large national competitors that offer alternative options, MP

Securities’ comprehensive approach to offering investment and insurance advice enables us to provide services and products to an expanding market of potential clients.

The religious loan market segment

This segment has grown since our launch in 1991, and we believe that the demand for ministry loans originated and serviced by niche lenders to churches and ministries will continue to exceed available lending and financing sources for this sector. We believe that the availability of lenders serving this market has been unpredictable as larger financial institutions expand, contract, or vacate this niche market during periods of fluctuating demand. We have specialized in helping these organizations since we began operations in 1991 and believe that the lack of predictable financing sources for evangelical Christian churches and organizations enables us to serve ministries that otherwise may not be able to obtain cost-effective mortgage loans.

Although the demand for church financing is both broad and fragmented, no one lender has a dominant competitive position in the market. We compete with church bond financing companies, banks, credit unions, denominational loan funds, REITs, insurance companies, and other financial institutions to service this market. Many of these entities have greater marketing resources, extensive networks of offices, larger staffs, and lower cost of operations due to their size. We believe, however, we have developed an efficient, effective, and economical operation that (i) specializes in identifying and creating a diversified portfolio of church mortgage loans that we or other credit unions originate and (ii) preserves our capital base and generates consistent income for payments on our debt obligations and investment returns for our equity investors.

We rely upon the extensive experience of our officers, management team, and Board of Managers in working with ministry related financing transactions, loan origination, and investment in churches, schools, ministries, and non-profit organizations.

Our Principal Business and Markets

Overview

We serve individuals and businesses, churches and ministries, and financial institutions, through two primary business segments. One is our investment advisory practice, broker-dealer firm, and insurance agency and the other consists of our church loan financing group. Within these segments, we offer a wide range of products and services for investors, borrowers, ministries, businesses, and individuals. The wide range of products and services has enabled the Company to generate revenue from multiple channels, which we believe creates a more resilient business model. Our business plan seeks to expand our current revenue channels while investing in new revenue sources and expansion opportunities from our two primary business segments.

We generate our revenue primarily from the following sources:

•interest income earned on our loan investments;

•fee and/or commission income earned from the sale of securities, insurance, and investment products by our wholly-owned broker-dealer firm and fees received by our registered advisers for handling assets under management;

•fee income earned from originating and servicing our loan investments; and

•gains realized on the sale of loans and loan participation interests to financial institutions.

While we strive to generate consistent earnings from these primary revenue sources, we have been able to generate income from non-recurring revenue generating activities. These include recoveries realized on distressed assets we hold, and other non-recurring events. For example, for each of the years ended December 31, 2021 and 2020, we benefitted from a non-recurring $2.4 million gain on the extinguishment of debt. See “Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” in this Report for more information on those transactions.

Investment Advisory, Broker-Dealer, Insurance, and Financial Planning Solutions Segment

We provide investment advisory, broker-dealer, insurance, and financial planning solutions for individuals and businesses, as well as churches and ministries. We provide these investment products and services through our wholly-owned broker-dealer, MP Securities, which serves as an investment advisory and broker-dealer firm with access to mainstream investment platforms that offer high quality products and services. MP Securities serves its clients through a comprehensive approach based upon identifying the client’s needs and objectives. This financial planning process considers all options available to our clients as we act in their best interest to meet our fiduciary duty of care.

For individuals and businesses, our mission is to strengthen their stewardship of personal wealth through biblically-based financial planning, ethically responsible investment and insurance advice, and purposeful legacy planning. For these clients the Company provides planning for retirement, college funding, insurance, inheritance, and tax management.

For our church and ministry clients, through MP Securities, we strengthen their stewardship of resources through prudent treasury management services, ethically responsible investments, sound employee benefits, and risk planning.

MP Securities offers its insurance products and services through our California insurance agency to help protect clients from unexpected life events. As such, MP Securities offers life, disability, long-term care, fixed, variable, and indexed annuities to its retail and institutional clients. With respect to the annuity products available through MP Securities, many of our clients use annuity products that mitigate risk through income guarantees. In all cases, MP Securities and its advisors must act in the best interest of its clients.

MP Securities keeps a clearing firm relationship with Royal Bank of Canada Dain Rauscher (“RBC Dain”), which provides additional investment platform options for our clientele. As a non-carrying broker-dealer, MP Securities opens brokerage accounts for its customers through its clearing firm agreement with RBC Dain.

MP Securities is a registered broker-dealer firm under Section 15 of the Securities Exchange Act of 1934 and a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). In addition, MP Securities holds a resident license from the California Department of Insurance to act as an Insurance Producer under the name Ministry Partners Insurance Agency, LLC.

MP Securities also serves financial institutions by providing securities brokerage services to credit unions, CUSOs, and the customers and institutions it serves. It also acts as a selling agent for the Company’s debt securities offered through both public and private note offerings.

The Securities and Exchange Commission (“SEC”), FINRA, California’s Department of Financial Protection and Innovation (“DFPI”), and the California Department of Insurance all directly regulate MP Securities due to its broad offering of products and professional services. In addition, state insurance or securities divisions have granted MP Securities a license to do business in every state in which we offer services. As of December 31, 2021, MP Securities was licensed to serve as an insurance broker in 15 states and offer investments in 24 states.

Church Loan Financing Segment

Overview

We assist evangelical Christian churches and organizations by providing financing for the acquisition, development, and/or renovation of churches or church-related properties, and provide investors the opportunity to participate in funding those projects. We typically secure these loans by real property owned by evangelical churches or church-related organizations such as Christian schools and ministries. As of December 31, 2021, real estate secured 99.0% of the loans in our portfolio. If we include our cash secured loans, that number increases to 99.9%. Currently, we conduct all our business operations in California. However, while we have more loan investments in California than in any other state, we own loan interests in 27 different states.

Lending Activities

Loan Acquisition

We acquire loans either through originating loans internally or buying loans or loan participation interests from other financial institutions. When we originate a loan, we rely on our own underwriting capabilities and standards. For loans that we buy, we apply our internally developed underwriting criteria and loan acquisition policies and review the underwriting procedures carried out by the financial institution that is selling the loan or participation interest. We funded $14.3 million in loans during the year ended December 31, 2021, and $19.4 million for the year ended December 31, 2020.

Funding Our Operations

Overview

We use three primary on-balance sheet sources to fund our church and ministry loan investments. These include (i) our investor notes; (ii) borrowings from financial institutions; and (iii) capital investments of our equity members. To fund a substantial part of our loan investments, we rely on sales of our debt securities to new and repeat investors. We market our debt securities primarily to investors who are in or associated with the Christian community. Our investors include individuals, businesses, churches, and ministries. We also have funded portions of our loan investments through borrowings from financial institutions. We also raise funds by selling participation interests in our loan investments to other financial institutions. Finally, the Company’s owners have made significant capital investment into the Company that is available to fund the balance sheet along with the Company’s ongoing earnings.

In the past several years, we have reduced our funding reliance on borrowings from financial institutions, shifting the funding focus on investor notes and members equity. The chart below shows the shift in the strategy we have used to finance our investments and business operations (dollars in thousands):

	Balance Sheet Funding Sources as of
	December 31,		December 31,		December 31,		December 31,		December 31,		December 31,
	2021	% of Total	2020	% of Total	2019	% of Total	2018	% of Total	2017	% of Total	2016	% of Total
Investor notes payable, net of debt issuance costs	$76,732	60%	$76,194	54%	$73,046	47%	$68,300	44%	$69,003	43%	$60,479	39%
Term-debt and Lines of Credit	34,749	28%	51,516	37%	71,427	46%	76,515	50%	81,492	51%	86,326	55%
Total members' equity	14,511	12%	12,908	9%	11,071	7%	9,531	6%	9,429	6%	8,807	6%

Over the past two years, the Company has capitalized on opportunities to reduce its term-debt when advantageous to do so. For the years ended December 31, 2021, and 2020, we took advantage of opportunities to make discounted early payoffs on our term-debt credit facilities. For the year ended December 31, 2021, we were able to pay down a total of $14.4 million and for the year ended December 31, 2020, we paid off $15.0 million in term-debt. On January 6, 2022, the Company made another prepayment of $16.5 million on our term-debt credit facility. Aside from the income generating possibilities from the early prepayment of the Company’s term-debt facility, there are other benefits to the Company from a cash flow and liquidity basis when retiring debt at a discounted price. See “Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” in this Report for more information on those transactions and the resulting gain on debt extinguishment. The Company continues to evaluate additional opportunities to reduce its term-debt.

One of the strategies we have employed in making this shift in funding sources is to sell participation interests in our mortgage loans. This model allows us to acquire loans with less liquidity deployment while still enabling the Company to fulfill one of its key missional objectives of providing financing to Christian churches and ministries. To facilitate the implementation of this model, we have established a $7.0 million warehouse line of credit, which allows the Company to fund loans and warehouse them until sold without using long-term borrowing facilities or investor notes. We believe this strategy creates a stronger financial model for our investors and equity owners. The Company sold $14.1 million in loans during 2021 as compared to $19.8 million loan sales in 2020.

Capital investments made by our equity members along with the Company’s retained earnings also supply funds for our church and ministry loan investments. Members’ equity provides investors with protection against losses and supplies investment capital for the Company. Equity comes in the form of cash invested in the Company by its equity owners and retained earnings of the Company. As detailed in the chart above, the Company has increased its members’ equity from $8.8 million to $14.5 million over the most recent six-year period, generating an added $5.7 million in equity protection against losses for its investors.

Funding from Our Investor Notes

Our investor debt consists of various series of notes sold under several registered public offerings as well as in private offerings. We sell these debt securities to faith-based ministries, institutions, and individual investors. Notes pay interest at stated spreads over an index rate. The investor may reinvest the interest or have the interest paid to them at their choice. The Company may repurchase all or a portion of notes at any time at its sole discretion by providing at least thirty (30) but not more than sixty (60) days prior written notice. In addition, the Company may allow investors to redeem their notes prior to maturity at its sole discretion.

Funding from Other Borrowings

As of December 31, 2021, our borrowings from institutional lenders consisted of the following (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
Term Loan*	2.525%	Fixed	$32,749	$450	11/1/2026	$39,680	$—
KCT LOC	3.750%	Variable	—	—	9/30/2022	8,492	—
ACCU LOC	4.000%	Variable	2,000	—	9/23/2022	6,768	—
ACCU Secured**	4.750%	Fixed	17	—	7/1/2026	—	17

*We cannot borrow additional funds on this facility; therefore, we will need to replace any funds used to make principal payments through another source.

**ACCU Secured are loans sold on a recourse basis and are not institutional borrowings.

Term-Debt Credit Facility

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

Short-Term Lines of Credit:

On September 30, 2020, we opened a $7.0 million warehouse line of credit with Kane County Teachers Credit Union (“KCT”). This line of credit enables the Company to fund loans and warehouse them until sold without using long-term borrowing facilities or investor notes (the “KCT LOC”). The KCT LOC is a short-term demand credit facility with a one-year maturity date of September 30, 2022. We may draw funds on the KCT LOC at any time until the line is fully drawn. Repayment of each advance is due one hundred and twenty (120) days after the advance is made or earlier in the event that a collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such deficiency.

To provide further liquidity, on September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with a one-year maturity date of September 23, 2022. As of December 31, 2021, we had an outstanding balance of $2.0 million on this facility. The Company does not have any restrictions on how the funds may be used for this facility.

Off Balance Sheet Funding: Sale of Loan Participation Interests

From time to time, we enter into loan participation purchase and sale agreements and we believe there is a robust demand for church and ministry loans in the credit union industry. Typically, when we sell a loan participation interest, we enter into a loan participation interest purchase agreement, which includes standard representations and warranties that are typical for a transaction of this nature. We believe we have the processing systems and loan servicing capabilities to continue to expand our portfolio of loans serviced for others.

The table below shows the activity in our participation sold portfolio (dollars in thousands).

	As of and for the years ended
	December 31,	December 31,
	2021	2020
Participation loans interests sold by the Company during the year	$14,053	$17,106
Total participation interests sold and serviced by the Company	46,056	37,962
Servicing income	189	143

Servicing Assets
Balance, beginning of period	$147	$100
Additions:
Servicing obligations from sale of loan participations	81	99
Subtractions:
Amortization	(58)	(52)
Balance, end of period	$170	$147

Human Capital Resources

The Company relies on the experience of its lending, financial services, underwriting, loan servicing skills, and experience of its management team. A substantial number of its employees have extensive experience in the financial services industry. We have staff located in our Brea, Glendora, and Fresno, California offices. As the Company expands the range of services, products, and investment services it offers, the Company will look to find and recruit qualified personnel that will enable the Company to further diversify the services and products it offers and increase its revenues and profitability.

The COVID-19 pandemic has caused major disruptions in the U.S. economy and the way businesses run due to state and local government restrictions designed to limit social interaction to slow the spread of the virus. To protect the safety of its employees, the Company has allowed remote work environments and modified work schedules. As of the date of this Report, the pandemic has not materially affected the Company’s operations.

Effect of Government Regulations on the Business

General

We are a CUSO and, as a result, are subject to the regulations published by the NCUA that apply to CUSOs. As a CUSO, we primarily serve the interests of our credit union equity investors and members of such credit unions.

We are also subject to various laws and regulations that govern:

•credit granting activities;

•establishment of maximum interest rates;

•data privacy standards;

•disclosures to borrowers and investors in our equity securities;

•secured transactions;

•foreclosure, judicial sale, and creditor remedies that are available to a secured lender; and

•the licensure requirements of mortgage lenders, finance lenders, securities brokers, and financial advisers.

As a CUSO, we may provide a limited scope of activities. In addition, our federal credit union equity investors are allowed to invest in or lend to a CUSO only if the CUSO primarily serves credit unions, its membership, or the membership of credit unions contracting with the CUSO. While the NCUA lacks direct supervisory authority over our operations, our federal credit union equity owners are subject to regulations which govern the rules and conditions of an investment or loan they make or sell to a CUSO. In addition, state-chartered credit unions must follow their respective state’s guidelines which govern investments by a state chartered credit union. California’s DFPI regulates several of our equity owners. These credit union owners must follow DFPI regulations that govern the investment in a loan they make to a CUSO.

Regulation of Mortgage Lenders

We conduct loan originating activities for churches and related ministry projects. Many states regulate the investment in or origination of mortgage loans. Under the California Finance Lender’s Law, no lender may engage in the business of delivering services as a “finance lender” or “broker” without obtaining a license from the DFPI, unless otherwise exempt under the law. We conduct our commercial lending activities under a California finance lender license.

As a finance lender, we are licensed with and file reports from time to time with the DFPI. The DFPI has enforcement authority over our operations as a finance lender, which includes, among other things, the ability to assess civil monetary penalties, issue cease and desist orders, and initiate injunctive actions. We also are subject to licensing requirements in other jurisdictions in connection with our mortgage lending activities. Various laws and judicial and administrative decisions may impose requirements and restrictions that govern secured transactions, require specific disclosure to our borrowers and customers, establish collection, foreclosure, and repossession standards, and regulate the use and reporting of certain borrower and customer financial information.

As we offer and originate loans outside of the State of California, we need to follow the laws and regulations of those states. The statutes which govern mortgage lending and origination activities vary by state. Because these laws are constantly changing it is difficult to comprehensively identify, accurately interpret, and effectively train our staff with respect to all of these laws and regulations. We intend to follow all applicable laws and regulations wherever we do business and will undertake a best-efforts program to do so, including the engagement of professional consultants, legal counsel, and other experts as believed necessary by our management.

Broker-Dealer Registration

U.S. broker-dealers are subject to rules and regulations imposed by the SEC, FINRA, other self-regulatory organizations, and state securities administrators covering all aspects of the securities business. MP Securities began operations in 2012. As a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934 (the “Exchange Act”), MP Securities is subject to regulation by the SEC and by state securities administrators in the states in which it conducts its activities. We have registered MP Securities in the following states:

Arizona	Idaho	Minnesota	Oklahoma	Texas
California	Illinois	Missouri	Oregon	Virginia
Colorado	Indiana	Nevada	Pennsylvania	Washington
Florida	Kansas	New York	Rhode Island	West Virginia
Georgia	Massachusetts	Ohio	South Carolina

MP Securities is subject to rules and regulations regarding:

•net capital;

•sales practices;

•public and private securities offerings;

•capital adequacy;

•record keeping and reporting;

•conflicts of interest involving related parties;

•conduct of officers;

•directors and employees;

•qualification and licensing of supervisory and sales personnel;

•marketing practices; and

•supervisory and oversight of personnel to ensure compliance with securities laws.

MP Securities is also subject to the financial responsibility, net capital, customer protection, record keeping, and notification rule amendments adopted by the SEC on July 30, 2013. Because MP Securities does not carry or hold customer funds or securities and relies upon a clearing firm to conduct these transactions, Rule 17a-5 requires that it file an exemption report as well as review reports prepared by an independent public accountant confirming that it meets the exemption provisions. As amended, the net capital rule requires that MP Securities consider in its computation of regulatory net capital any liabilities the Company assumes as its parent entity.

MP Securities is also subject to routine inspections and examinations by the SEC staff under Rule 17(b) of the Exchange Act and the SEC may review, if asked, the work papers of the broker-dealer’s independent public accounting firm that conducts the audit. As required by amendments to Rule 17a-5 of the Exchange Act, MP Securities files an annual report with the SEC and FINRA that includes its audited financial statements, supplementary schedules, and its exemption report as a non-carrying broker-dealer. MP Securities also files a copy of its annual report with the SIPC.

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

Due to our close affiliation with MP Securities, we are subject to related party transaction disclosure issues under federal and state securities laws and rules adopted by FINRA. Related party transactions can raise regulatory concerns:

•in determining whether MP Securities meets its net capital requirements;

•in whether the allocation of costs is fairly treated in any expense sharing arrangements, or management services agreements entered into with the Company;

•regarding compensation paid to sales representatives in selling proprietary securities products offered by the Company; and

•following the suitability, know your customer, and fair practices and dealings obligations under federal and state law and rules imposed by FINRA on broker-dealer firms.

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

As a broker-dealer firm, MP Securities is subject to regulation regarding:

•sales methods;

•use of advertising materials;

•arrangements with clearing firms or exchanges;

•record keeping;

•regulatory reporting; and

•conduct of managers, officers, employees, and supervision.

To the extent MP Securities solicits orders from customers, it will be subject to additional rules and regulations governing sales practices and suitability rules imposed on member firms.

MP Securities acts as a selling agent for the Company’s public and private debt securities. Due to this role, MP Securities must follow FINRA’s filing requirements for these offerings. We believe that MP Securities has followed its filing obligations as required under applicable FINRA, SEC, and state securities laws.

MP Securities must also hold minimum net capital per FINRA rules. In general, net capital is the net worth of the entity (assets minus liabilities) less any other imposed deductions or other charges. A member firm that does not keep the required net capital must cease conducting business. If it does not do so, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA. Under its Membership Agreement with FINRA, MP Securities must keep minimum net capital of the greater of $5,000 or one fifteenth of its aggregate indebtedness. As required by the 2013 amendments adopted by the SEC, MP Securities must include any liabilities assumed by the Company unless the Company is able to prove that it has adequate capital to pay such expenses.

Regulation of Investment Advisers

On July 11, 2013, the State of California granted its approval for MP Securities to deliver investment advisory services to its clients. As a California registered investment advisory firm, MP Securities must develop and sustain compliance procedures, record keeping procedures, follow custody rules, marketing and disclosure obligations. MP Securities is also subject to the Investment Advisers Act of 1940, as amended, and related regulations. The SEC may institute proceedings and impose fines and sanctions for violation of the Investment Advisers Act. In addition to ensuring MP Securities’ compliance with federal and state laws governing its activities as a California registered investment advisory firm, the California DFPI requires that representatives hired by MP Securities meet certain qualification requirements, including complying with testing requirements and examinations.

Our failure to follow the requirements of the Investment Advisers Act, related SEC rules or regulations, and provisions of the California Corporations Code and Code of Regulations could have a material negative effect on us. We believe we are following all material aspects with SEC requirements and California laws and regulations. As MP Securities hires new registered investment advisers, it must check its compliance with SEC and DFPI regulations.

Fiduciary Standards

The Dodd-Frank Act authorized the SEC to consider whether broker-dealer firms should be held to a standard of care similar to the fiduciary standard applied to registered investment advisors. Although the SEC has not adopted the fiduciary rule for broker-dealer firms, the DOL issued final regulations in April 2016 which expanded the definition as to who will be considered to be an “investment advice fiduciary” under the Employment Retirement Income Security Act of 1974 (“ERISA”). DOL also issued a new prohibited transaction exemption known as the best interest contract exemption designed to address conflicts that may arise when a person provides advice to a retail investor that may be vulnerable to conflicts of interest involving the advisory firm.

With the issuance of the DOL fiduciary rule under ERISA, fiduciary status would be extended to investment advisors and investment professionals that have previously not been considered fiduciaries. If considered a fiduciary, the representative is held to a strict standard requiring the representative to act solely in the interests of plan participants and beneficiaries. With the adoption of the fiduciary standard, the representative is subject to personal liability to the ERISA plan for breaches of its actions under the rule. Implementation of the DOL fiduciary rule, especially in the context of a MP Securities adviser or sales representative rolling over an individual retirement account (“IRA”) into our proprietary debt securities, will require that we:

•incur additional compliance costs;

•engage in further training initiatives;

•undertake a thorough review of available transactional exemptions from the rule;

•prepare agreements to follow such rule; and

•implement information technology revisions to our policies and procedures to follow DOL’s fiduciary rule.

Regulation Best Interest Standard

The Regulation Best Interest standard was adopted by the U.S. Securities and Exchange Commission on June 5, 2019 and became effective on September 10, 2019 (“Reg BI”). Under Reg BI, a new standard of conduct has been created for broker-dealer firms and their sales personnel when making a recommendation to purchase a security to a retail investor. Under Reg BI, a broker-dealer firm must act in the best interest of the retail customer at the time the recommendation is made and follow the following component obligations:

(i)furnish disclosures regarding the material fees and costs that apply to the investor’s account, type and scope of services provided by the broker-dealer firm, minimum account size, the general basis and investment approach of the broker-dealer firm, and disclosure of any material facts relating to a conflict of interest that may affect a broker-dealer’s recommendation;

(ii)exercise reasonable diligence, care, and skill in making the recommendation;

(iii)establish, maintain, and enforce written policies and procedures reasonably designed to address conflicts of interest; and

(iv)establish, maintain, and enforce written policies and procedures reasonably designed to achieve compliance with Reg BI.

With the adoption of Reg BI, state securities regulators may impose or require more rigorous investor suitability standards than those, which are set forth above. In addition, there is inadequate administrative or case law which can give guidance as to how Reg BI will be interpreted. Finally, the Company may need to impose more rigorous quantitative suitability standards for investments made in our investor notes in the future if one or more state regulators adopt more stringent suitability regulations or policies per Reg BI.

Privacy Standards

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by setting up a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. We are subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require us to show our privacy policy, including identifying with whom we share “non-public personal information” to our investors and borrowers at the time of establishing the customer relationship and annually thereafter. The State of California’s Financial Information Privacy Act also regulates consumer’s rights under California law to restrict the sharing of financial data. In recent years, there has been a heightened legislative and regulatory focus on data security, including requiring customer notification if a data breach occurs. As MP Securities expands its investment advisory business operations, it will also need to monitor legislative and regulatory initiatives that affect investment advisers.

Item 1A.

RISK FACTORS

Any of the following identified risks, along with other unidentified risks, or risks we believe are immaterial or unlikely, could harm the Company. The risks and uncertainties described below are not the only risks that may have a material, adverse effect on us. Other risks and uncertainties also could adversely affect our business, financial condition, and results of operations. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. Investors should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K.

Risks Related to the Company

We may be unable to obtain sufficient capital to meet the financing requirements of our business.

Our ability to finance our operations and repay maturing obligations to our investors and credit facility lenders depends on our ability to raise funds from the sale of our debt securities. Factors that affect our ability to sell our debt securities include, but are not limited to:

•quality of the mortgage loan assets we own;

•the profitability of our operations; and

•limitations imposed under our credit facility arrangements and trust indenture agreements that have restrictive and negative covenants that may limit our ability to borrow additional sums or sell our publicly and privately offered debt securities.

Unexpected large withdrawals by investors that hold our debt securities can reduce our overall liquidity.

We continue to expand our methods of raising funds, including selling participations in our mortgage loan investments, expanding the sales of our debt securities, and maintaining lines of credit at financial institutions. If this strategy becomes less effective, we will need to find alternative sources of borrowing to finance our operations. Alternative solutions may be selling assets, deleveraging our balance sheet, and reducing operational expenses.

We depend on repeat purchases by a significant number of investors in our debt securities to finance our business.

A significant percentage of the investors who buy our debt securities roll their matured note into a new note. Historically, we have been able to sustain a high rate of renewal investments. If the rate of repeat investments declines, our ability to maintain or grow our asset base could be impaired. The table below shows the renewal rates of our maturing notes over the prior three years:

2021	55%
2020	60%
2019	75%

Our growth is dependent on leverage, which may create other risks.

We use responsible leverage, which means borrowing to invest in mortgage assets. This mechanism creates net interest income for the Company. Our Board of Managers has overall responsibility for our financing strategy. Our success is dependent, in part, upon our ability to manage our leverage effectively. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns. To generate a quick sell on an asset, the asset often sells at a discount. There can be no assurance that we will be able to meet our debt service obligations; and, if we must quickly sell assets to meet our debt service obligations, we risk incurring a loss on of some or all those assets. Our management has been working on reducing the Company’s reliance on leverage by increasing revenue from non-balance sheet sources that do not require leverage, such as our broker-dealer commissions and loan servicing income.

Our reserves for loan losses may prove inadequate, which could have a material, adverse effect on us.

Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses. As of December 31, 2021, our allowance for loan loss totaled $1.6 million or 1.65% of our total loans.

Unanticipated adverse events may result in reserves that will be inadequate over time to protect against potential future losses. Examples of these adverse events are:

•significant negative changes in the economy;

•events affecting specific assets;

•events affecting specific borrowers;

•mismanaged construction;

•loss of a senior pastor;

•rising interest rates;

•failure to sell properties or assets;

•epidemics or pandemics that may affect the local or global economy; or

•events affecting the geographical regions in which our borrowers or their properties are located.

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

Nonperforming assets adversely affect our net income in the following ways:

•We do not accrue interest on collateral-dependent, non-performing loans.

•We must record allowances for probable losses as a current period charge on our income statement.

•Non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values.

•There are legal and other professional fees associated with the resolution of problem real estate owned assets. Other real estate owned assets also incur carrying costs, such as taxes, insurance, and maintenance fees.

•The resolution of non-performing assets requires active involvement of our management team, which can divert them from focusing on the Company’s core strategic goals.

Our troubled assets could increase significantly if more borrowers become delinquent and we are unsuccessful in managing our non-performing assets. This in turn could have a material, unfavorable effect on our results of operations and financial condition. At December 31, 2021, $10 million, or 7.8% of our total assets, were deemed to be non-performing, as compared to $6.5 million, or 4.5%, at December 31, 2020.

A portion of our mortgage loans collateralizes our credit facilities; therefore, these pledged assets will be unavailable to meet our unsecured debt obligations.

Our term-debt credit facility and our lines of credit requires that we secure them with mortgage loans, keeping a minimum collateralization ratio (“MCR”) of at least 120% on each credit facility. Loans pledged as collateral to the term-debt credit facility or lines of credit will be unavailable for other cash flow purposes, including meeting our unsecured debt obligations. As of the date of this Report, we are following our MCR covenants as required by our credit facilities.

The following table shows the recorded balance of loans pledged and not pledged as collateral as of December 31, 2021 (dollars in thousands):

Recorded Loan Balance
Collateral pledged to term-debt	$39,680
Collateral pledged to line of credit	15,261
Loans not pledged	44,464
Total loans	$99,405

The loans pledged to satisfy collateral requirements for debt facilities and secured investor notes will not be available to meet our unsecured debt obligations. Therefore, a default on one of our credit facilities could reduce the availability of other assets on our balance sheet, and adversely affect our liquidity and ability to repay our investor notes. However, the Company has made considerable progress in mitigating this risk by prepaying principal on our term-debt. We made a $15.0 million prepayment on September 30, 2020, a $14.3 million payment on March 5, 2021, and, subsequent to the year ended December 31, 2021, another prepayment of $15.0 million on January 6, 2022. The payment on January 6, 2022, reduced the required collateral pledged to the term-loan by $18.0 million from the number included in the table above.

Our financing arrangements have covenants that restrict our operations and any default under these arrangements would inhibit our ability to grow our business, increase revenue, and make distributions to our equity investors.

Our financing arrangements have restrictions, covenants, and events of default. Failure to meet or satisfy any of these covenants could result in an event of default under these agreements. Our default under any of our financing arrangements could have a material, adverse effect on our business, financial condition, liquidity, results of operations, and our ability to make distributions to our equity investors. These restrictions also may interfere with our ability to obtain financing or engage in other business activities.

We may be unable to successfully implement our strategy to grow our mortgage loan and non-interest generating segments of our business.

Over the past decade, we have gradually decreased the total amount of mortgage loans on our balance sheet as part of an effort to reduce risk in the portfolio and dispose of or restructure non-performing loans. We have also implemented a strategic objective of transitioning the company to a Christian stewardship focused and a more diversified financial services company. To effectively implement this strategy, we will need to increase our investment in technology, streamline our mortgage loan origination and underwriting process and become more efficient in carrying out the operations of the Company. We also intend to continue our strategy of offering additional financial products and services to our shareholders, strategic partners, and clients. Continuing to grow our business will depend, in part, on our ability to address the needs of our clients, borrowers, investors and strategic partners by effectively using technology to provide products and services that will enable us to create additional efficiencies in our business and expand the scope of and volume of financial transactions we are able to complete.

Loss of our management team or the ability to attract and keep key employees could harm our business.

We are dependent on the industry knowledge, professional skillsets, institutional contacts, and overall financial services experience of our senior management team. We rely on our management team to develop relationships with current and potential clients and strategic business partners. We also rely on our management team to develop new products and services for our clientele, as well as the continued expansion of complimentary lines of business to diversify the Company’s range of services provided. We can give no assurances that we will be able to recruit and keep qualified senior managers that will enable us to achieve our core strategic aims and continue to grow our business profitably.

Our broker-dealer and investment advisory business depends on fees generated from the distribution of financial products and advisory fees.

One of our strategic goals is to increase non-interest revenues from fees generated from the distribution of financial products, such as managed accounts, mutual funds, and annuity products. Changes in the structure or amount of fees paid by sponsors of these products could directly affect our non-interest revenue. In addition, if these products experience losses or increased investor redemptions, the revenue we earn on these products may decline.

The ability to attract and keep qualified financial advisors and associates is critical to MP Securities’ continued success.

As we continue to expand our non-interest revenue sources, we will need to expand our team of qualified investment and financial advisors that complement the services we provide to our clients. If we are unable to recruit and keep qualified professionals, we could jeopardize our strategic goal of increasing non-interest income, thereby adversely affecting our net earnings and financial condition.

Our systems may experience an interruption or breach in security, which could subject us to increased operating costs as well as litigation and other liabilities.

We rely heavily on communications and information systems to conduct our business, process, send, and store electronic financial information. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our critical business systems. The secure transmission of confidential information over the Internet and other electronic transmission and communication systems is essential to keeping customer confidence in our services. Security breaches, computer viruses, acts of vandalism, and developments in computer capabilities could result in a breach or breakdown of the technology we use to protect customer and investor information and transaction data.

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

Our critical business systems may fail due to events out of our control, such as:

•unforeseen catastrophic events;

•cyber attacks;

•human error;

•change in operational practices of our system vendors; or

•unforeseen problems met while implementing major new computer systems or upgrades to existing systems.

These events could potentially result in data loss and adversely affect our ability to conduct our business. As of the date of this Report, to our knowledge, we have not experienced any material impacts relating to cyber attacks or information system security breaches.

From time to time, we have engaged in transactions with related parties and our policies and procedures on these transactions may be insufficient to address any conflicts of interest that may arise.

Under our code of business conduct, we have set up procedures regarding the review, approval, and ratification of transactions that may give rise to a conflict of interest between us and any employee, officer, board member, equity owner, trustee, their immediate family members, other businesses under their control, and other related persons. In the ordinary course of our business operations, we have ongoing relationships and engage in transactions with several related entities. This includes transactions with our equity owners. Conflicts of interest are inherent in any transactions involving credit facilities, funds on deposit with, mortgage loans bought, sold, participated, or serviced in our dealings with our equity owners. While the Company believes that it has taken reasonable measures to mitigate any risks, these procedures may not be sufficient to address conflicts of interest that may arise.

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

A number of factors that we cannot control affect the market in which we operate. These factors can have a potentially significant, negative impact on our business. These factors include, among other things:

•interest rates and credit spreads;

•the availability of credit, including the price, terms, and conditions under which it can be obtained;

•loan balances relative to the value of the underlying real estate assets;

•default rates on special purpose mortgage loans for churches and ministries, and the amount of the related losses;

•the actual and perceived state of the real estate markets for church properties and special use facilities;

•deterioration of local, global, and national economic conditions including epidemics or pandemics that may affect the local or global economy; or

•unemployment rates.

Significant declines in the value of real estate related assets, impairment of our borrowers’ ability to repay their obligations, and illiquidity in the markets for real estate related assets can adversely affect our mortgage loan investments, financial condition, and income.

The long-term impact of the COVID-19 pandemic on our church and ministry loans cannot be figured out at this time.

The COVID-19 pandemic caused major disruptions in the U.S. economy and has caused churches, Christian schools, and ministries to make significant changes in the conduct of their operations, programs and in-person meeting schedules. Our business relies, to a significant degree, on the ability of our ministry borrowers to make loan payments on a timely basis. At this time, we cannot know what the long-term impact of the pandemic on our borrowers will be. A significant disruption in giving trends resulting from ongoing pandemic related causes could have a material impact on the timing of loan payments made by our borrowers, our liquidity, loan loss reserves, and our financial condition.

Declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values often reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, investment in, or renovation of their worship facilities. Borrowers may also have difficulty paying principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our foreclosed assets and on our loans in case of default because the value of our collateral may be insufficient to cover our investment in such assets.

Any sustained period of increased payment delinquencies, foreclosures, or losses could adversely affect both our net interest income from loans as well as our ability to originate, sell, and securitize loans. These events would significantly harm our revenues, results of operations, financial condition, liquidity, and business prospects.

The Company is subject to interest rate risk.

Interest rate fluctuations and shifts in the yield curve may cause losses. Our primary interest rate exposures relate to our mortgage loan investments and floating rate debt obligations. Typically, our loan investments have a fixed interest rate with a five-year interest rate adjustment or maturity date. Our term-debt borrowings are also at a fixed interest rate, supplying a stable cost of funds at 2.52%. A portion of our borrowing arrangements with our note investors, however, provides for variable rates of interest that are indexed to short-term borrowing rates or fixed rates on short-term maturities.

Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in multiple ways. Changes in the general level of interest rates can affect our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest expense we incur on our interest-bearing liabilities. Changes in the level of interest rates also can affect, among other things, our ability to originate and acquire mortgages, and the market value of our mortgage investments. In the case of a significant rising interest rate environment, default by our mortgage loan obligors could increase our losses and negatively affect our liquidity and operating results.

Our ability to expand the size of our loan portfolio is dependent on our ability to obtain debt financing at rates that supply a positive net spread. We have used borrowing facilities obtained from institutional lenders and relied upon offerings of debt securities in SEC registered offerings and private placement offerings to fund our mortgage loans investments. Our ability to fund future investments will be severely restricted if spreads on debt financing widen or if availability of credit facilities ceases to exist. In addition, an increase in our borrowing costs could decrease the spread we receive on our mortgage loan investments, which could adversely affect our ability to pay interest and redeem the outstanding debt securities as they mature.

Regulatory compliance failures could adversely affect our reputation, operating business, and core strategic goals.

We rely on publicly offered debt securities to fund a substantial part of our operations. As a result, we are subject to U.S. securities laws, rules, and regulations publicized by the SEC and applicable state securities statutes. Our subsidiary, MP Securities, is subject to oversight from the SEC, FINRA, the Department of Insurance, California’s Department of Financial Protection and Innovation, and securities regulators in the states where MP Securities conducts business. To the extent MP Securities engages in securities and insurance-related activities in a particular state, state securities and insurance administrators will have authority over the activities of our broker-dealer affiliated entity. As a registered broker-dealer and FINRA member, MP Securities must maintain registrations under the securities laws in those states in which it conducts business. The failure to follow obligations imposed by any regulatory authority binding on our subsidiaries or us or to keep any of the required licenses or permits could result in investigations, sanctions, and reputation damage.

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

We have sold participation interests in loans we have originated and service. We may need the consent of the parties to which we have sold the participation interest to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings in case of default, and the institution of, and control over, foreclosure proceedings. Similarly, a majority of the participants may be able to take actions to which we object but must comply with if our participation interest represents a minority interest. The lack of full control on participation interests sold may adversely affect our business.

Church revenues fluctuate and may substantially decrease during times of economic hardship and global pandemics.

To pay their loans, churches depend on revenues from church member contributions. Donations typically fluctuate over time for multiple reasons, including, but not limited to:

•changes in church leadership and church membership;

•local unemployment rates, credit conditions and real estate markets; and

•other local economic conditions, including epidemics or pandemics that may affect the local economy.

When a mortgage loan is made to a church, the senior pastor usually plays a critical role in determining whether the loan will be repaid.

The senior pastor of a church ministry usually performs a critical role in the leadership, management, effectiveness of the church’s governance and conflict of interest practices, and continued viability of the church. A leadership crisis faced by a church that loses its senior pastor due to death, disability, resignation, or retirement can negatively affect the church’s ability to meet its debt service obligations on a mortgage loan we make.

The quality of our mortgage loans depends on consistent application of sound underwriting standards.

The quality of the mortgage loans in which we invest depends on the adequacy and implementation of sound underwriting standards as described in our Board adopted loan policy. In order to achieve our desired loan risk levels we must properly observe and implement our underwriting standards, which may change depending on the state of the economy.

Because we invest in specialized purpose mortgage loans, our loan portfolio is riskier than if it were diversified.

We are among a limited number of non-bank financial institutions specialized in supplying loans to evangelical churches and church organizations. Specialized properties secure our loans and the secondary market for these loans is regional and limited. Our mortgage loan agreements require that the borrower insure the property. This requirement secures the loan against liability and casualty loss. However, certain types of losses, those of a catastrophic nature such as earthquakes, floods or storms, health emergencies such as the COVID-19 pandemic, and losses due to civil disobedience, are either uninsurable or are not economically insurable. If an uninsured loss destroys a property, we could suffer loss of all or a substantial part of our mortgage loan investment.

Our loan portfolio is concentrated geographically and focused on loans to churches and religious organizations.

As of December 31, 2021, the Company has 13% and 26% of the balance of its loan portfolio located in the states of California and Maryland, respectively. Economic conditions in each of these states could differ in a significant manner from the loan investments we have made in other states and the real estate values which serve as collateral in those two states will depend, to a substantial degree, on the real estate markets in those markets.

We may suffer losses on loans due to not having all the material information relating to a potential borrower at the time that we make a credit decision with respect to that potential borrower or at the time we advance funds to the borrower.

There is typically no publicly available information about the churches and ministries to which we lend. Therefore, we must rely on our borrowers and the due diligence efforts of our staff to obtain the information that we consider when making our credit decisions. Our staff partially depends and relies upon the pastoral staff to supply full and correct disclosure of material information concerning their operations and financial condition. We may not have access to all the material information about a particular borrower’s operations, financial condition, and prospects. In addition, a borrower’s accounting records may become poorly kept or organized. The financial condition and prospects of a church may also change rapidly in the current economic environment. In such instances, we may not make a fully informed credit decision, which may lead to a failure or inability to recover our loan in its entirety.

We may be unable to recognize or act upon an operational or financial problem with a church in a timely fashion to prevent a loss of our loan to that church.

Our borrowers may experience operational or financial problems that, if not timely addressed by us, could result in a substantial impairment or loss of the value of our loan to the borrower. We may fail to identify problems because our borrowers did not report them in a timely manner or, even if the borrower did report the problem, we may fail to address it quickly enough, or at all. We try to minimize our credit risk through prudent loan approval and monitoring practices in all categories of our lending. However, we cannot assure you that such monitoring and approval procedures will reduce these lending risks. We also cannot assure you that our credit administration personnel, policies, and procedures will properly adapt to changes in economic or any other conditions affecting our borrowers and the quality of our loan portfolio. As a result, we could suffer loan losses that could have a material adverse effect on our revenues, net income, and results of operations.

We make assumptions about the collectability of our loan portfolio.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our loans. If we decide that it is probable that we will not be able to collect all amounts due to us under the terms of a particular loan agreement, we may have to recognize an impairment charge or a loss on the loan unless the value of the collateral securing the loan exceeds the carrying value of the loan.

If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause one or more borrowers to become unable to make payments under their loans, we may have to recognize impairment charges. These charges could result in a material reduction in earnings in the period in which the loans are determined to be impaired. The impairment may adversely affect, perhaps materially, our financial condition, liquidity, and ability to make debt service payments.

Some of our mortgage loan investments currently are, and in the future may be, non-performing loans or may be restructured, which are subject to increased risks compared to performing loans.

Some of the loans in our mortgage loan portfolio currently are, or in the future may become a non-performing loan. Such loans may become non-performing if the church falls upon financial distress, the community or congregation the church serves suffers financial hardship, or there is adverse change in leadership of the church. These circumstances could result in the borrower being unable to meet its debt service obligations to us. Non-performing loans may require our management team to devote a substantial amount of their resources to workout negotiations and restructuring efforts. These restructuring efforts may involve modifications to the interest rate, extension, or deferral of payments to be made under the loan or other concessions. For restructured loans, a risk still exists that the borrower may not be able or willing to continue the restructured payments or refinance the restructured mortgage at maturity.

In the event a borrower defaults on one of our mortgage loan investments, we may need to recover our investment through the sale of the property securing the loan.

In that event, the value of the real property security may prove insufficient to recover the amount of our investment. Even though we may obtain an appraisal of the property at the time we originate the loan, the property’s value could decline because of subsequent events, including:

•uninsured casualty loss (such as an earthquake or flood);

•a decline in the local real estate market;

•undiscovered defects on the property;

•waste or neglect of the property;

•a downturn in demographic and residential trends;

•epidemics or pandemics that may affect the local or global economy;

•environmental hazards;

•a decline in growth in the area in which the property is located; and

•churches and church-related properties are generally not as marketable as more common commercial, retail, or residential properties.

The occurrence of any of these events could severely impair the market value of the security for our mortgage loan investments. In case of a default under a mortgage loan held directly by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. Foreclosure of a church mortgage can be an expensive and lengthy process, which could have a significant effect on our expected return on the foreclosed mortgage loan. Such delays can cause the value of the mortgaged property to deteriorate further. The properties also incur operating expenses pending their sale, including property insurance, management fees, security, repairs, and maintenance. Any added expenses incurred could adversely affect our ability to recover the full value of our collateral.

There is risk we may incur losses when we get properties through the foreclosure of one of our mortgage loan investments.

When we get a property through foreclosure, we value the property and its related assets and liabilities. For these foreclosed properties, we base the original real estate owned value on the estimated collateral value, obtained through an appraisal, net of estimated selling costs. We may recognize a loss if the fair value of the property internally determined upon acquisition is less than the carrying amount of the foreclosed loan.

In addition, if we foreclose on a mortgage loan and take legal title to the real property, we could become responsible for real estate taxes levied and assessed against the foreclosed property as well as other costs such as property maintenance and insurance costs. These costs would be our responsibility and could reduce our recovery on our investment.

Risks of cost overruns and non-completion of the construction or renovation of the mortgage properties securing construction loans we invest in may have a material and adverse effect on our investment.

The renovations, refurbishment, or expansion by a borrower of a mortgage property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a mortgage property up to standards established for the market position intended for that property might exceed original estimates, possibly making a project uneconomical. Such delays and cost overruns are often the result of events outside both our and the borrower’s control such as material shortages, labor shortages, labor strikes, pandemics, and unexpected delays caused by weather and other acts of nature. In addition, environmental risks and construction defects may cause cost overruns, and completion delays. If the borrower does not complete such construction or renovation in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of the borrower’s revenues impacting their ability to make their payments on our loan.

Item 1B.

UNRESOLVED STAFF COMMENTS

None.

Item 2.

PROPERTIES

Corporate Offices

As of December 31, 2021, the Company conducts most of its operations from its main corporate office at 915 West Imperial Highway, Suite 120, Brea, California. In addition, the Company has one primary branch office located in Fresno, California. The Brea corporate office and Fresno branch locations have operating leases. Ministry Partners Securities, LLC also keeps networking agreement office locations in Glendora, California and Elgin, Illinois.

Item 3.

LEGAL PROCEEDINGS

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of December 31, 2021, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.

MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units. As of December 31, 2021, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Preferred Units were issued, with 11 holders of record.

Sale of Equity Securities by Issuer

None.

Purchases of Equity Securities by Issuer

None.

Dividends and Distributions

The Series A Preferred Unit holders are entitled to receive two types of dividend distributions. First, they are entitled to receive a quarterly cash dividend at the rate of one-year LIBOR plus 25 basis points (the “Series A Dividend”). Payment of the Series A Dividend will have priority over all other distributions to equity owners. In addition, the Company must pay any accrued and undistributed Series A Dividend before we can distribute other dividends.

Our Series A Preferred Unit holders are also entitled to receive 10% of our net profits after subtracting the amount of quarterly Series A Dividends paid earned for any fiscal year. This payment will be made to holders of the Series A Preferred Units on a pro rata basis. We accrued $178 thousand and $183 thousand in net profits to distribute to our Series A Preferred Units holders for the years ended December 31, 2021 and 2020, respectively. This increased the amount of distributions declared on our Series A Preferred Units for the fourth quarters of 2021 and 2020 by $1.521 per unit and $1.565 per unit, respectively.

The remaining balance of any profits will be allocated to all holders of our Class A Units based on their ownership percentage. For 2021, we made no distributions to the holders of our Class A Units.

During December 31, 2021 and 2020, we declared distributions on our Series A Preferred Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2021	2020
First	$0.131	$0.311
Second	0.124	0.198
Third	0.123	0.154
Fourth	1.731	1.714
Total distributions per Unit	$2.109	$2.377

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

Equity Compensation Plans

None.

Item 6.

SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K issued by the SEC. As a result, we are not supplying the information contained in this item per Regulation S-K.

7

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion on our financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Report beginning at page F-1.

OVERVIEW

We generate our revenue primarily through our church lending portfolio and secondarily through fees generated from our investment and insurance products and services. While we generate most of our revenue through interest income, our strategic aim is to diversify our revenue sources so that non-interest income becomes a larger percentage of total income. Producing revenue from multiple sources may reduce the risk to the Company if we experience a decrease in interest income. We also strive to improve operating efficiency by increasing the revenue generated for each dollar of expense incurred to run the business, which helps us improve our capital position. Increased capital helps mitigate risk in economic down cycles. In addition, we reduce risk to our lending revenue by improving the quality of our loan portfolio, assessing the financial strength of our borrowers, and collaborating with borrowers to restructure, refinance, and/or liquidate these investments when necessary.

To continue to achieve our goals, protect the investment made by our note holders, and maximize the value of our equity holders’ investment, we will continue to focus on:

•growing our non-interest income from our broker-dealer services and loan servicing and products;

•investing in technology to enhance our customer experience while creating operating efficiencies;

•growing our client base;

•expanding our broker-dealer sales staff;

•serving the needs of credit union and CUSO clients through revenue producing strategic partnerships;

•finding new strategic partnership opportunities with like-minded organizations that can help grow our client base and generate revenue;

•expanding revenue through the sale of loan participation interests;

•managing the size and cost structure of our business to match our operating environment and capital funding efforts;

•strengthening our capital through growth in earnings;

•optimizing our balance sheet size as we seek to improve the quality of our loan investments;

•originating profitable new loans;

•strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets;

•expanding the sale of our investor debt securities to diversify our funding sources; and

•maintaining adequate liquidity levels.

COVID-19 Impact on the Company’s Business

Although COVID-19 has personally affected the Company’s staff and board managers, management does not believe the pandemic has caused any material adverse impact on the Company’s financial position or ability to conduct any aspect of its business. The shutdown orders that began in March 2020 have been lifted and many churches are holding worship services in their facilities. In addition, vaccines are available that medical professionals expect will reduce the spread of COVID-19. However, COVID-19 variants may reduce vaccine efficacy, which may trigger governmental authorities to reinstate restrictions on church meetings and causing more economic disruption. While this was not the case with the most recent Omicron variant, the long-term impact of the pandemic and its related variants on our borrowers’ revenues and their ability to make their loan payments is still unknown. The Company will continue to observe the impact of COVID-19 on the borrowers it serves, considering regional differences in the adverse effects and impact of the pandemic throughout the U.S.

Financial Performance Summary for the Two-Year Period ended December 31:

(dollars in thousands)

	2021	2020
Broker-dealer commissions and fees	$878	$762
Gain on debt extinguishment	2,398	2,400
Total income	10,641	11,788
Provision (credit) for loan losses	122	188
Total non-interest expenses	4,921	5,009
Net income	1,850	2,116
Cash, cash equivalents, and restricted cash	28,149	21,973
Loans receivable, net of allowance for loan losses of $1,638 and $1,516 as of December 31, 2021 and 2020, respectively	97,243	116,121
Total assets	127,965	143,093
Lines of credit	2,000	—
Term-debt	32,749	51,516
Notes payable, net of debt issuance costs	76,732	76,194
Total equity	14,511	12,908

Summary of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that influence amounts reported in the financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses generated during the reporting period. Various elements of our accounting policies are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments.

Management has identified certain accounting policies that rely on judgments, estimates, and assumptions and are critical to an understanding of our financial statements. These policies govern such areas as the allowance for credit losses and the fair value of financial instruments and foreclosed assets. Management believes the judgments, estimates, and assumptions used in the accounting policies governing these areas are appropriate based on the factual circumstances at the time they were made. However, given the sensitivity of the financial statements to these critical accounting policies, changes in management’s judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition. Further, subsequent changes in economic or market conditions could have a significant impact on these estimates as well as on our financial condition and operating results in future periods.

The determination of the allowance for loan losses involves critical estimates made in accordance with GAAP. Further on in Management’s Discussion and Analysis, we provide additional details regarding the factors involved in determining the allowance, the nature of the uncertainty involved in the calculation, and the impact of the allowance on the Company’s financial position and results of operations.

Summary of Financial Performance

For the year ended December 31, 2021, we earned net income of $1.9 million. While net income was down $266 thousand over the prior year, owners’ equity increased by $1.6 million, resulting in the highest total amount of members’ equity in the Company’s history. The calendar years ended 2021, 2020, and 2019 are the Company’s three most profitable years since starting operations. The main driver of the net income in 2021, as well as in 2020, was a $2.4 million gain on debt extinguishment realized by using cash to pay down a portion of our term debt at a discount. Non-interest income increased by $155 thousand to $3.6 million for the year ended December 31, 2021. The increase was mostly due to a $116 thousand increase in broker-dealer commissions and fees. The increase was due to expanding our client base as well as the overall stock market and economic recovery.

Non-interest expense decreased by $88 thousand mostly due to a reduction in salaries and benefits due to staffing changes. Conversely, net interest income after provision for loan loss decreased by $509 thousand due to a reduction in the average loan portfolio. The Company derived this substantial income by strategically shrinking the loan portfolio to generate the cash to extinguish the debt. While the smaller loan portfolio will produce less net interest income going forward, management determined the gains received on debt extinguishment outweighed any lost future income. Management will continue to evaluate opportunities to pay down our term debt if it is in the best interests of the Company and its strategic goals. For 2022, the Company plans to invest in infrastructure to effectively grow its loan portfolio with profitable loans.

Progress on Strategic Objectives

In 2021, we continued making progress towards our strategic objectives of diversifying our revenue streams, improving the quality of our loan portfolio, maintaining our balance sheet size, and improving operating efficiency. The following discussion focuses on each of these strategic objectives.

Diversified revenue streams

The Company’s management team believes that it will be able to use its capabilities in lending, servicing, and providing investment advisory services to supplement its net interest income with fee income. Our primary sources of recurring non-interest income are:

•Revenue from our broker-dealer operations: As described above, revenue from this source increased in 2021. The Company continues to develop new networking agreements and build infrastructure it believes will help grow this business. We also will look to increase this revenue source by expanding our sales force in 2022.

•Loan participation sales: We sold $14.1 million in loan participation interests during the year ended December 31, 2021 while we sold $17.1 million in loan participation interests throughout the year ended December 31, 2020. For 2022, we intend to continue our strategic efforts to increase the amount of loans originated and sold as loan participation interests.

•Loan servicing fee income: As of December 31, 2021, the Company had $46.1 million in total loan participation interest that were sold with loan servicing rights retained. This was, an increase of $8.1 million from December 31, 2020, due to the participation sales as described above. Our loan portfolio generated $189 thousand in servicing income in 2021 versus $143 thousand in 2020.

Loan portfolio quality

Historically, when the Company has reported a net loss for the year, the primary reason for the loss has been due to losses on our loan investments or from reserves taken on our allowance for loan losses. In subsequent years, the Company has benefited from recoveries when the loans paid off, the Company disposed of the collateral properties, or when the Company sold the promissory notes or loans. Therefore, the resolution of non-performing loans may contribute either positively or negatively to the Company’s financial results. During the year ended December 31, 2020, the Company sold an impaired loan to recoup its recorded investment in the loan. During the year ended December 31, 2021, the Company sold a REO property which resulted in a gain on sale of $44 thousand.

We continue to carefully watch our loan portfolio and work with borrowers to minimize losses on our mortgage loan investments. The Company can often find a solution for borrowers who are in distress, but who are willing and able to work out a compatible solution. These efforts became more important in 2021 as we saw our classified loans increase by $3.5 million to $9.7 million thousand at December 31, 2021 as compared to December 31, 2020. This increase was as a result of three loans becoming impaired because of the borrowers experiencing financial distress.

As part of our strategic decision to reposition our loan portfolio, we have continued to focus on originating lower balance loans made to ministries where we can achieve yields that are more favorable. This allows us to avoid deteriorating our margins while reducing overall risk exposure to any one borrower. However, we also have originated larger loans when we are able to find participants to buy a participation interest in the loan. Servicing loan participations sold generates servicing fee income while allowing us to reduce our risk exposure on the loan. We believe we have found a good mix in loan size that allows us to take advantage of quality lending opportunities. Our average net loan balance (recorded balance) was $783 thousand on December 31, 2021. We believe the relationships we have formed with credit unions throughout the United States will enable us to increase the amount of loan participation interests we sell and service for others.

Maintaining balance sheet size

Our strategy in 2019 and entering 2020 was to keep our balance sheet size flat rather than grow it as we direct more resources into improving the quality of our existing loan portfolio. However, during the year ended December 31, 2020, we took advantage of an opportunity to pay off a term-debt credit facility with a $15.0 million outstanding principal balance. While paying off the loan reduced our balance sheet size, this opportunity helped the Company by increasing capital from a $2.4 million gain on debt extinguishment, improving net interest margin, and reducing the ongoing cash flow requirements to service the debt. On March 5, 2021, we made a prepayment of $14.3 million on our remaining term-debt credit facility. We will continue to evaluate the benefits of taking advantage of gains on debt extinguishment if we decide it is in the Company’s best interest. Going forward, we intend to grow our loan portfolio while still taking advantage of debt extinguishment opportunities. To that end, on January 6, 2022, we made another prepayment of $15 million on the term-debt credit facility.

Improved operating efficiency

In the last several years, we have improved our operating efficiency. In 2021, we had non-interest expense of $4.9 million, a decrease of $88 thousand from $5.01 million in 2020. The decrease for the year ended December 31, 2021, is attributable to reduced employee expense due to staffing changes. In 2022, management expects to increase our investment in personnel, technology, and infrastructure to continue to expand its products and services and well as improve our customer’s digital experience. While we expect our operating expense to increase in the next few years, we believe that the added capital investments will allow us to deliver better products and services in a more efficient manner in the future.

Financial Condition

The following discussion and analysis compares the results of operations for the twelve months ended December 31, 2021 and 2020 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Comparison of Financial Condition at December 31,:

			Comparison
	2021	2020	$ Difference	% Difference
	(dollars in thousands)
Assets:
Cash	$28,080	$21,922	$6,158	28%
Restricted cash	69	51	18	35%
Certificates of deposit	—	1,761	(1,761)	—%
Loans receivable, net of allowance for loan losses of $1,638 and $1,516 as of December 31, 2021 and 2020, respectively	97,243	116,121	(18,878)	(16%)
Accrued interest receivable	507	798	(291)	(36%)
Investments in joint venture	882	884	(2)	—%
Property and equipment, net	172	219	(47)	(21%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	170	147	23	16%
Other assets	541	889	(348)	(39%)
Total assets	$127,965	$143,093	$(15,128)	(11%)
Liabilities and members’ equity
Liabilities:
Lines of credit	$2,000	$—	$2,000	—%
Term-debt	32,749	51,516	(18,767)	(36%)
Other secured borrowings	17	—	17	—%
Notes payable, net of debt issuance costs of $88 and $33 as of December 31, 2021 and 2020, respectively	76,732	76,194	538	1%
Accrued interest payable	252	312	(60)	(19%)
Other liabilities	1,704	2,163	(459)	(21%)
Total liabilities	113,454	130,185	(16,731)	(13%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated earnings (deficit)	1,287	(316)	1,603	(507%)
Total members' equity	14,511	12,908	1,603	12%
Total liabilities and members' equity	$127,965	$143,093	$(15,128)	(11%)

General

Total assets decreased 11% due to the paydown of $14.3 million in term-debt described earlier. Loans receivable decreased 16% due to management’s focus on selling loan participation interests of $14.1 million as well as receiving $20.1 million in principal collections on loans receivable. Despite the economic uncertainty caused by the COVID-19 pandemic, our net notes payable increased by $538 thousand. Even with the term-debt paydown made by the Company in 2021, we were able to increase cash by $6.2 million, and have positioned the Company to benefit from future gains on debt extinguishment.

Loan Portfolio

Our loan portfolio provides the majority of our revenue; however, it also presents the most risk to future earnings through both interest rate risk and credit risk. Additional information regarding risk to our loans is included in “Part I, Item 1A, Risk Factors”.

Our portfolio consists entirely of loans made to evangelical churches and ministries with approximately 99.0% real estate secured loans. The loans in our portfolio carried a weighted average interest rate of 6.21% at December 31, 2021 and 6.55% at December 31, 2020.

Loan Types

	Year Ended December 31, (dollars in thousands)
	2021		2020
Loans to evangelical churches and related organizations	Amount	% of Portfolio	Amount	% of Portfolio
Real estate secured	$97,708	98.3%	$113,930	96.3%
Construction	1,150	1.2%	4,273	3.6%
Other secured	425	0.4%	--	--%
Unsecured	122	0.1%	144	0.1%
Total	$99,405	100.0%	$118,347	100.0%

Maturities and Sensitivities of Loans to Changes in Interest Rates

	Dollar Amount of Loans Receivable Maturing (in thousands)
As of	Due 1 Yr or Less	Due 1yr to 5 Yrs	Due After 5 Yrs	Total
December 31, 2021	$18,525	61,203	19,677	$99,405

Included in the table above are 75 adjustable rate loans totaling $58.1 million in gross loans receivable, or 58% of the total balance. Adjustable rate loans reduce the interest rate risk compared to fixed rate loans with similar cash flow characteristics.

Non-performing Assets

Non-performing assets include:

•non-accrual loans;

•loans 90 days or more past due and still accruing;

•restructured loans, except for loans changed in a troubled debt restructuring that were subsequently classified as performing due to the borrowers demonstrated ability to perform on the restructured terms (typically a minimum of six months); and

•foreclosed assets.

Non-accrual loans are loans on which we have stopped accruing interest. Restructured loans are loans in which we have granted the borrower a concession on the interest rate or the original repayment terms due to financial distress. Foreclosed assets are real properties for which we have taken title and possession upon the completion of foreclosure proceedings.

We closely watch these non-performing assets on an ongoing basis. Management evaluates the potential risk of loss on these loans and foreclosed assets by comparing the book balance to the fair value of any underlying collateral or the present value of projected future cash flows, as applicable.

From time to time, we determine that certain non-accrual loans are collateral-dependent. We consider a loan to be collateral-dependent, when we believe the repayment of principal will involve the sale or operation of the loan collateral. For these loans, we record any interest payment we receive in one of two methods. If the Company believes that the recorded investment of the loan is fully collectable, we will recognize income on the interest payment received on a cash basis. If we believe that the recorded investment is not fully collectable, we will record any interest payment we receive towards reduction of the principal balance of the loan. For non-collateral-dependent loans that are on non-accrual status, we generally recognize income on a cash basis, although may record interest payments against principal in certain situations.

We have four performing restructured loans on accrual status as of December 31, 2021. During 2021, the Company had one loan become non-accrual due to deteriorating financial performance. The Company restructured this loan. The Company also agreed on a restructure with another borrower facing financial distress. In addition, one loan that was a performing troubled debt restructure, and therefore not included in the table below for the year ended December 31, 2020, became impaired during the year ended December 31, 2021 due to insufficient cash flow. As detailed in the table below, these activities increase the balance of our non-performing loans at December 31, 2021, as compared to December 31, 2020.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	December 31,	December 31,
	2021	2020
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days[2]	$503	$4,185
Troubled Debt Restructurings	8,295	1,996
Other Impaired Loans	890	—
Total Collateral-Dependent Loans	9,688	6,181
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	—	—
Total Non-Collateral-Dependent Loans	—	—
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	9,688	6,181
Foreclosed Assets[3]	301	301
Total Non-performing Assets	$9,989	$6,482

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

2 Includes $503 thousand of restructured loans that were over 90 days delinquent as of December 31, 2021.

3 Foreclosed assets are presented net of valuation allowance.

Allowance for Loan Losses

We keep an allowance for loan losses that we consider adequate to cover both the inherent risk of loss associated with the loan portfolio as well as the risk associated with specific loans.

General reserves are allowances taken to address the inherent risk of loss in the loan portfolio. We analyze several factors to figure out the amount of general reserve. We weigh these factors based on the level of risk and loss potential. These factors include, among others:

•changes in lending policies and procedures, including changes in underwriting standards and collection;

•changes in national, regional, and local economic and industry conditions, including pandemics, that affect the collectability of the portfolio;

•changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;

•changes in the value of the collateral;

•the effect of credit concentrations; and

•the rate of defaults on loans modified as troubled debt restructurings within the previous twelve months.

In addition, we include added general reserves if the loan is a junior lien or unsecured loan. We segregate our loans into pools based on risk rating to increase the accuracy when deciding the factors potential impact on our portfolio. We weigh the risk factors based upon the quality of the loans in the class. In general, we give risk factors a higher weight for lower quality loans, which increases the general reserves on these loans. We evaluate these factors on a quarterly basis to ensure that we have addressed the inherent risks of our loans.

We also examine our entire loan portfolio regularly to find individual loans that we believe have a greater risk of loss than decided by the general reserves. These are found by examining current and historic delinquency reports, checking collateral value, and performing a periodic review of borrower financial statements. For loans that are collateral-dependent, management first figures out the amount of the loan investment at risk. We figure out the loan investment at risk by calculating the difference between the unpaid principal balance less any discounts and the collateral value less any estimated selling costs. We then reserve for the total amount of the loan investment at risk. For impaired loans that are not collateral-dependent, we will record an impairment based on the present value of expected future cash flows. At a minimum, we review loans that carry a specific reserve quarterly. However, we will adjust our reserves more often if we receive additional information regarding the loan’s status or its underlying collateral.

Finally, for non-collateral-dependent trouble debt restructurings we use a net present value method for the allowance calculation. We figure out these reserves by calculating the net present value of payment streams we expect to receive from a restructured loan compared to what we would have received from the loan according to its original terms. We then discount these expected cash flows at the original interest rate on the loan. Management records these reserves at the time of the restructuring. We report the change in the present value of cash flows attributable to the passage of time as interest income.

The process of establishing an adequate allowance for loan losses involves judgement on the part of management. Our aim is to keep the allowance at a level that compensates for losses that may arise from unknown conditions. However, the allowance is a critical accounting estimate that is based on several of management’s assumptions and as a result, realized losses may differ from current estimates made by management.

The following chart details our allowance for loan losses:

	Allowance for Loan Losses
	as of and for the
	Twelve months ended
	December 31,
	2021	2020
Balances:	($ in thousands)
Average total loans outstanding during period	$100,032	$119,067
Total loans outstanding at end of the period	$99,405	$118,347
Allowance for loan losses:
Balance at the beginning of period	$1,516	$1,393
Provision (credit) charged to expense	122	188
Charge-offs
Wholly-Owned First	—	(65)
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total	—	(65)
Recoveries
Wholly-Owned First	—	—
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total	—	—

Net loan charge-offs	—	(65)
Accretion of allowance related to restructured loans	—	—
Balance	$1,638	$1,516

Ratios:
Net loan charge-offs to average total loans	0.00%	(0.05)%
Provision (credit) for loan losses to average total loans	0.12%	0.16%
Allowance for loan losses to total loans at the end of the period	1.65%	1.28%
Allowance for loan losses to non-performing loans	16.91%	24.53%
Net loan charge-offs to allowance for loan losses at the end of the period	0.00%	(4.29)%
Net loan charge-offs to provision (credit) for loan losses	0.00%	(34.57)%

The following table shows the Company’s allocation of allowance for loan losses by loan categories as of December 31, 2021.

		Percent of loans
		in each category
Loan Categories	Amount	to total loans
Church loans:
Wholly-Owned First	$1,610	96%
Wholly-Owned Junior	25	4%
Participation First	3	0%
Participation Junior	—	—
Total	$1,638	$100%

Investor Notes Payable

Our investor notes payable (“investor notes”) are debt securities sold under both publicly registered and private placement security offerings. Over the last several years, we have expanded the number of investors in our debt securities, and we have broadened the type of investors we serve by building relationships with other faith-based organizations which has permitted us to offer our investor notes to these organizations and their clients. Concurrently, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors. These strategies helped the Company grow its investor notes despite working in an economic environment stressed by the COVID-19 pandemic. Our investor notes increased by $538 thousand during the year ended December 31, 2021. The balance sheet presents our investor notes net of debt issuance costs. Debt issuance costs increased from $33 thousand at December 31, 2020 to $88 thousand at December 31, 2021. The increase in the issuance costs was due to costs related to the issuance of our 2021 Class A Notes prospectus.

The balances of our outstanding investor notes are as follows (dollars in thousands):

		As of		As of
		December 31, 2021		December 31, 2020
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1 Offering	Unsecured	$3,654	4.45%	$9,010	3.94%
Class 1A Offering	Unsecured	27,116	4.11%	48,982	3.16%
2021 Class A Offering	Unsecured	34,524	3.20%	—	—%
Public Offering Total		$65,294	3.65%	$57,992	3.28%

Private Offerings
Subordinated Notes	Unsecured	$11,526	4.47%	$11,655	4.49%
Secured Notes	Secured	—	—%	6,580	3.99%
Private Offering Total		$11,526	4.47%	$18,235	4.31%

Total Notes Payable		$76,820	3.77%	$76,227	3.53%

Notes Payable Totals by Security
Unsecured Total	Unsecured	$76,820	3.77%	$69,647	3.48%
Secured Total	Secured	$—	—%	$6,580	3.99%

Members’ Equity

During the year ended December 31, 2021, total members’ equity increased by $1.60 million attributable to net income of $1.85 million earned by the Company and offset by dividend distributions of $247 thousand. We did not repurchase or sell any membership equity units during the year ended December 31, 2021.

Liquidity and Capital Resources

Holding adequate liquidity requires that sufficient resources be always available to meet our cash flow needs. We use cash to obtain new mortgage loans, repay term-debt, make interest payments to our note investors, and pay general operating expenses. Our primary sources of liquidity are:

•cash;

•sales of investor notes.

•net income from operations;

•maturing loans;

•payments of principal and interest on loans; and

•loan sales.

Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have sufficient liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be correct. Management believes that we hold adequate sources of liquidity to meet our liquidity needs and have the means to generate more liquidity if necessary.

While our liquidity sources that include cash, reserves, and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets and raise additional debt or equity capital is less certain and less immediate. Material liquidity events that would adversely affect our business include, but are not limited to, the following:

•we become unable to continue offering our investor notes in public and private offerings for any reason;

•we incur sudden withdrawals by multiple investors in our investor notes;

•a substantial portion of our investor notes that mature during the next twelve months is not renewed; or

•we are unable to obtain capital from sales of our mortgage loan assets or other sources.

Withdrawal requests made by holders of high dollar notes can also adversely affect our liquidity. We believe that our available cash, cash flow from operations, net interest income, and other fee income will be sufficient to meet our cash needs. Should our liquidity needs exceed our available sources of liquidity, we believe we could sell a part of our mortgage loan investments at par as well as sell investor notes to raise more cash. However, we also must keep adequate collateral, consisting of loans receivable and cash, to secure our term-debt and secured notes. We have reduced this risk in the last two years due to the term-debt paydowns described in this Report. The Company now has more loans available to sell that are not encumbered by being pledged as collateral on the borrowing facilities.

Despite the term-debt paydown described in this discussion, the Company is still working with cash levels above its Board-approved policy. Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and has a contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 33% at December 31, 2021, which is above the minimum set by our policy. This was an increase from 26% at December 31, 2020, primarily due to participation loan sales and cash received from loan payoffs and paydowns.

Growing Liquidity Sources

At the beginning of the COVID-19 pandemic, management began to generate liquidity by selling participation interests in its loans receivable. During the year ended December 31, 2021, the Company continued using this strategy and generated $14.1 million in cash from the sale of loan participation interests. This strategy allows us to fund loans using less cash while still allowing the Company to fulfill a key missional goal; to deliver financing options to Christian churches and ministries. We plan to continue to raise more cash through the sale of loan participation interests, if necessary, to keep sufficient levels of cash available to meet our debt obligations to investors as well as obligations under our term-debt credit facilities.

In 2020, we added another liquidity source, which we use in conjunction with our loan participation sales; a $7.0 million warehouse line of credit with KCT. We entered into the KCT LOC for the specific purpose of funding loan originations and offering participation interests in these loans through a short-term credit facility. This facility allows us to warehouse loan originations until we sell participations in these loans. As of December 31, 2021, we had no outstanding balance on the KCT LOC.

We added another liquidity source when on September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU. The ACCU LOC is a revolving $5.0 million short-term demand credit facility with a one-year maturity date of September 23, 2022. The Company does not have any restrictions on how it can use the funds borrowed on this facility. As of December 31, 2021, we had an outstanding balance of $2.0 million on this facility.

Due to management’s desire to keep staff employed, supply liquidity, and increase safety for our investors amid the general uncertainty during the start of the pandemic, MP Securities applied for and received a Paycheck Protection Program Loan (“PPP loan”) for $111 thousand. On March 5, 2021, the SBA forgave this loan under the provisions of the CARES Act. The Company no longer bears any liability for principal or interest due on the loan.

Cash, restricted cash, and certificates of deposit totaled $28.1 million as of December 31, 2021 and our liquidity ratio was 33%. These liquidity levels are significantly higher than the cash amounts the Company has historically carried.

Debt Securities

The sale of our debt securities contributes significantly to funding our mortgage loan investments. Through sales of our publicly offered notes and privately placed investor notes, we expect to fund new loans, which we can either hold to receive interest income or sell to participants to generate servicing income and gains on loan sales. We also use the cash we receive from investor note sales to fund general operating activities.

At December 31, 2021, our investor notes had future maturities during the following twelve-month periods ending December 31 (dollars in thousands):

2022	$30,442
2023	10,033
2024	14,238
2025	12,126
2026	9,981
76,820
Debt Issuance Costs	88
Notes payable, net of debt issuance costs	$76,732

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate has been stable over the last several years.

The table below shows the renewal rates of our maturing notes over the last three years.

2021	55%
2020	60%
2019	75%

During the year ended December 31, 2021, we worked with our investors to reduce larger investor notes that were maturing to reduce the concentration risk of any one investor not renewing a note. We were able to replace these notes with funds representing a larger investor base. This intentional concentration risk reduction is the reason why our 2021 renewal rate is lower than in previous years.

Short-term Credit Facilities

Warehouse Line of Credit Short-Term Funding: KCT CU Warehouse line of credit

On September 30, 2020, we opened a $7.0 million warehouse line of credit with KCT, which enabled the Company to fund loans and warehouse them until sold without using long-term borrowing facilities or investor notes. The KCT LOC is a short-term demand credit facility with a one-year maturity date of September 30, 2022. The KCT LOC will automatically renew for another one-year term unless either party gives a written termination notice at least thirty (30) days prior to the maturity date. We may draw funds on the KCT LOC at any time until the line is fully drawn. Repayment of each advance is due one hundred and twenty (120) days after the advance is made or earlier in the event that a collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such deficiency. We have agreed to grant a priority first lien and security interest in certain of our mortgage loan investments and keep a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT LOC. The minimum ratio must equal at least 120%. The KCT LOC has typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at December 31, 2021. As of December 31, 2021, the KCT warehouse line of credit had no outstanding balance.

Operating Line of Credit

On September 23, 2021, the Company entered into a Loan and Security Agreement with America’s Christian Credit Union (“ACCU”), one of our owners. The ACCU line of credit (“ACCU LOC”) is a $5.0 million short-term demand facility with a maturity date of September 23, 2022. The ACCU LOC is a general operating line of credit and as such has no restrictions on the use of funds. We have agreed to grant a priority first lien and security interest in certain of our mortgage loan investments and keep a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 130%. The ACCU LOC has typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at December 31, 2021.As of December 31, 2021, there were $2.0 million in borrowings outstanding on the ACCU LOC.

Term-debt Credit Facilities

We have funded a part of our balance sheet through our term-debt. Because the term-debt has a fixed rate until the facility matures in 2026, it supplies a stable cost of funds.

The table below is a summary of the Company’s credit facilities (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
Term Loan*	2.525%	Fixed	$32,749	$450	11/1/2026	$39,680	$—

*We cannot borrow more funds on this facility; therefore, we will need to find a new funding source when the facility matures

Due to the debt extinguishment payments in 2020, 2021, and on January 6, 2022, we have mitigated the risk resulting from needing to replace this funding facility. After we made the $15.0 million January 6, 2022, payment, the loan no longer has a balloon payment as the scheduled monthly payments will pay off the loan in entirety before the maturity date of the facility. Our sources of funds available to pay down the remaining term-debt credit facility include our earnings, the debt securities we sell, net cash flow from our loans receivable portfolio, and our ACCU LOC.

The following table shows the maturity schedule on our credit facilities for the next five years and thereafter as of December 31, 2021 (dollars in thousands):

2022	$3,737
2023	3,978
2024	4,188
2025	4,417
2026	16,429
$32,749

Debt Covenants

Under our credit facility agreements, line of credit agreements, and our investor note documents, we are bound to follow certain affirmative and negative covenants, including maintaining a minimum collateralization ratio of at least 120% for the term-loan credit facility. Failure to follow our covenants could require all interest and principal to become due. As of December 31, 2021, we are in compliance with the covenants on our notes payable and term debt.

•For more information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable of Part II, Item 8. of this Report.

•For more information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part II, Item 8. of this Report.

Results of Operations:

For the year ended December 31, 2021

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Twelve Months Ended December 31,
	(Dollars in Thousands)
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$19,795	$43	0.22%	$26,929	$161	0.60%
Interest-earning loans [1][2]	101,476	6,998	6.90%	118,124	8,182	6.91%
Total interest-earning assets	121,271	7,041	5.81%	145,053	8,343	5.74%
Non-interest-earning assets	8,231	—	—%	7,995	—	—%
Total Assets	129,502	7,041	5.44%	153,048	8,343	5.44%

Liabilities:
Notes payable gross of debt issuance costs	73,897	2,657	3.60%	74,443	2,717	3.64%
Other debt	39,149	1,007	2.57%	64,906	1,639	2.52%
Total interest-bearing liabilities	$113,046	3,664	3.24%	$139,349	4,356	3.12%
Debt issuance cost		64			99
Total interest-bearing liabilities net of debt issuance cost	$113,046	3,728	3.30%	$139,349	4,455	3.19%
Net interest income		$3,313			$3,888
Net interest margin			2.73%			2.67%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

[2] Interest income on loans includes deferred fee amortization of $231 thousand and $257 thousand for the years ended December 31, 2021 and 2020, respectively.

Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended
	December 31, 2021 vs. 2020
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(35)	$(83)	$(118)
Interest-earning loans	(1,172)	(12)	(1,184)
Total interest-earning assets	(1,207)	(95)	(1,302)
Increase (Decrease) in Interest Expense:
Notes payable gross of debt issuance costs	(77)	17	(60)
Other debt	(664)	32	(632)
Debt issuance cost	—	(35)	(35)
Total interest-bearing liabilities	(741)	14	(727)
Change in net interest income	$(466)	$(109)	$(575)

Net interest income decreased 15% during the year ended December 31, 2021. This decrease in net interest income was due primarily due to lower average balance on interest-earning loans. Lower interest expense on notes payable and term-debt partially offset the decreased earnings as explained below.

Of the $1.3 million decrease in interest income, $1.2 million was due to a volume variance on interest-earning loans. The volume variance was due to the lower average loan balances as the Company sold loan participation interests and also received loan principal payments as described previously in this Report. The weighted average rate on the loan portfolio decreased 34 basis points from 6.55% to 6.21% during the year ended December 31, 2021. The portfolio rate decreased as new lower rate loans replaced higher rate loans that paid off.

Total interest expense offset the decrease in interest income by $727 thousand. $664 thousand of this decrease in interest expense was due to a decrease in average balance on term-debt as described previously in this Report.

The Company's net interest margin increased despite the decrease in overall net interest income because the Company’s balance sheet had a higher percentage of its interest-earning assets invested in higher yielding interest-earning loans.

Provision and non-interest income and expense

	Twelve months ended
	December 31,		Comparison
	(dollars in thousands)
	2021	2020	$ Change	% Change
Net interest income	$3,313	$3,888	$(575)	(15%)
Provision for loan losses	122	188	(66)	(35%)
Net interest income after provision for loan losses	3,191	3,700	(509)	(14%)
Non-interest income
Broker-dealer commissions and fees	878	762	116	15%
Other lending income	324	283	41	14%
Gain on debt extinguishment	2,398	2,400	(2)	—%
Total non-interest income	3,600	3,445	155	4%
Total non-interest expenses	4,921	5,009	(88)	(2%)
Income before provision for income taxes	1,870	2,136	(266)	(12%)
Provision for income taxes and state LLC fees	20	20	—	—%
Net income	$1,850	$2,116	$(266)	(13%)

Provision

Net interest income after provision for loan losses decreased by $509 thousand for the year ended December 31, 2021. The provision expense decreased by $66 thousand for the year ended December 31, 2021, as compared to December 31, 2020. The decrease in the provision is due to the lower general reserve needed on the smaller average loan balance in 2021 compared to 2020.

Non-interest income

The increase in non-interest income shown above was primarily due to higher income on broker-dealer commissions and fees in 2021 compared to 2020. By expanding relationships with other credit unions and strategic partners that share an interest in providing investment, retirement, insurance and wealth planning options that align with Christian stewardship principles, we were able to expand the number of clients that we serve and increase the income generated from assets under management and non-interest income bearing sources. This higher income was due to stock market valuation growth as well as expanding our client base and increasing the volume of our revenue producing transactions. Other lending income increased by $41 thousand during the year ended December 31, 2021 due to the growing our total participation interests sold and serviced by $8.1 million during the year.

Non-interest expenses

The decrease in non-interest expenses of $88 thousand was due primarily to a decrease in staff for the year ended December 31, 2021, compared to December 31, 2020.

For the year ended December 31, 2020

Net Interest Income and Net Interest Margin:

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

Provision

Net interest income after provision for loan losses decreased by $1.9 million for the year ended December 31, 2020. This decrease was primarily due to a credit for loan losses recorded during 2019 but not in the year ended December 31, 2020.

Non-interest income

The increase in non-interest income shown above was the result of the gain on debt extinguishment of $2.4 million as described above. Revenue from broker-dealer commissions and fees decreased by $653 thousand during the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was the result of reduced investment activity due to the COVID-19 pandemic during the year ended December 31, 2020 compared to the year ended December 31, 2019. Other lending income increased by $129 thousand during the year ended December 31, 2020. This was due to the Company selling $17.1 million in loan participations in 2020 as compared to no loan sales during 2019.

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

Included herewith are the following financial statements:

Report of Independent Registered Public Accounting Firm

To the Members

Ministry Partners Investment Company, LLC

Brea, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, members’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

The primary procedures we performed to address this critical audit matter included:

•Testing of completeness and accuracy of the information utilized in the calculation of the allowance for loan losses;

•Evaluating the qualitative adjustments to historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;

•Testing the allowance model for computational accuracy;

•Assessing the reasonableness of specific allowances on certain impaired loans;

•Evaluating the overall reasonableness of significant assumptions used by management;

•Testing the assignment of loan risk ratings;

•Evaluating the accuracy and completeness of disclosures in the consolidated financial statements.

/s/ Hutchinson and Bloodgood LLP

We have served as the Company's auditor since 2005.

Glendale, California

March 23, 2022

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2021 and 2020

(dollars in thousands except unit data)

	2021	2020
Assets:
Cash and cash equivalents	$28,080	$21,922
Restricted cash	69	51
Certificates of deposit	—	1,761
Loans receivable, net of allowance for loan losses of $1,638 and $1,516 as of December 31, 2021 and 2020, respectively	97,243	116,121
Accrued interest receivable	507	798
Investments in joint venture	882	884
Property and equipment, net	172	219
Foreclosed assets, net	301	301
Servicing assets	170	147
Other assets	541	889
Total assets	$127,965	$143,093
Liabilities and members’ equity
Liabilities:
Lines of credit	$2,000	$—
Term-debt	32,749	51,516
Other secured borrowings	17	—
Notes payable, net of debt issuance costs of $88 and $33 as of December 31, 2021 and 2020, respectively	76,732	76,194
Accrued interest payable	252	312
Other liabilities	1,704	2,163
Total liabilities	113,454	130,185
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at December 31, 2021 and 2020 (liquidation preference of $100 per unit); See Note 14	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at December 31, 2021 and 2020; See Note 14	1,509	1,509
Accumulated earnings (deficit)	1,287	(316)
Total members' equity	14,511	12,908
Total liabilities and members' equity	$127,965	$143,093

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income

For the December 31, 2021 and 2020

(dollars in thousands)

	2021	2020
Interest income:
Interest on loans	$6,998	$8,182
Interest on interest-bearing accounts	43	161
Total interest income	7,041	8,343
Interest expense:
Other debt	1,007	1,639
Notes payable	2,721	2,816
Total interest expense	3,728	4,455
Net interest income	3,313	3,888
Provision for loan losses	122	188
Net interest income after provision for loan losses	3,191	3,700
Non-interest income:
Broker-dealer commissions and fees	878	762
Other income	324	283
Gain on debt extinguishment	2,398	2,400
Total non-interest income	3,600	3,445
Non-interest expenses:
Salaries and benefits	2,778	2,868
Marketing and promotion	214	238
Office occupancy	178	179
Office operations and other expenses	1,315	1,353
Foreclosed assets, net	22	11
Legal and accounting	414	360
Total non-interest expenses	4,921	5,009
Income before provision for income taxes and state LLC fees	1,870	2,136
Provision for income taxes and state LLC fees	20	20
Net income	$1,850	$2,116

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

For the years ended December 31, 2021 and 2020

(dollars in thousands)

	Series A Preferred Units		Class A Common Units
	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Total

Balance, December 31, 2019	117,100	$11,715	146,522	$1,509	$(2,153)	$9,531
Net income	—	—	—	—	2,116	2,116
Dividends on preferred units	—	—	—	—	(279)	(279)
Balance, December 31, 2020	117,100	$11,715	146,522	$1,509	$(316)	$12,908
Net income	—	—	—	—	1,850	1,850
Dividends on preferred units	—	—	—	—	(247)	(247)
Balance, December 31, 2021	117,100	$11,715	146,522	$1,509	$1,287	$14,511

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2021 and 2020

(dollars in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,850	$2,116
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	48	52
Amortization of deferred loan fees, net	(231)	(257)
Amortization of debt issuance costs	64	97
Provision for loan losses	122	188
Accretion of loan discount	(26)	(31)
Gain on sale of loans	(64)	(69)
Loss on sale of fixed assets	—	8
Gain on sale of foreclosed assets	(44)	—
Gain on debt extinguishment	(2,398)	(2,400)
Changes in:
Accrued interest receivable	292	(163)
Other assets	407	161
Accrued interest payable	(60)	46
Other liabilities	(461)	(12)
Net cash used by operating activities	(501)	(264)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(842)	—
Loan originations	(14,319)	(19,449)
Loan sales	14,053	19,827
Loan principal collections	20,104	12,413
Redemption (purchase) of certificates of deposit	1,761	(1,761)
Sale of foreclosed assets	44	—
Purchase of property and equipment	(1)	(87)
Sale of property and equipment	—	24
Net cash provided by investing activities	20,800	10,967
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term debt	(16,369)	(17,622)
Borrowings from financial institutions	—	111
Borrowings, net of repayments on lines of credit	2,000	—
Borrowings, net of repayments on secured borrowings	17
Net change in notes payable	593	3,126
Debt issuance costs	(119)	(75)
Dividends paid on preferred units	(245)	(315)
Net cash used by financing activities	(14,123)	(14,775)
Net increase (decrease) in cash and restricted cash	6,176	(4,072)
Cash, cash equivalents, and restricted cash at beginning of period	21,973	26,045
Cash, cash equivalents, and restricted cash at end of period	$28,149	$21,973
Supplemental disclosures of cash flow information
Interest paid	$3,788	$4,409
Income taxes paid	20	15
Leased assets obtained in exchange of new operating lease liabilities	—	53
Lease liabilities recorded	—	53
Dividends declared to preferred unit holders	203	201

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

The Company formed MPC on December 28, 2018 to be used exclusively for religious and charitable purposes within the meaning of Section 501(c)(3) of the U.S. Internal Revenue Code of 1986 (“IRC”). MPC is a not-for-profit corporation formed and organized under

Delaware law. MPC makes charitable grants to Christian educational organizations, and provides accounting, consulting, and financial expertise to aid evangelical Christian ministries. On August 23, 2019, the Internal Revenue Service granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the IRC. The MPC Board of Directors approved its first charitable grants during the year ended December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Ministry Partners Investment Company, LLC and its wholly-owned subsidiaries. Management eliminates all significant inter-company balances and transactions in consolidation.

Conversion to LLC

Effective December 31, 2008, the Company converted from a corporation organized under California law to a California limited liability company. After this conversation, the separate existence of Ministry Partners Investment Corporation ceased and the entity continued by operation of law under the name Ministry Partners Investment Company, LLC. As an LLC, a group of managers provides oversight of the Company’s affairs. The managers have full, exclusive, and complete discretion, power, and authority to oversee the management of Company affairs. An Operating Agreement governs the Company’s management structure and governance procedures.

Risks and Uncertainties

COVID-19, a global pandemic, has hurt the broad economy, affecting most industries, including businesses, churches, schools, hospitality- and travel-based employers, and has disrupted the supply and distribution networks that deliver products to the consuming public. The shutdown orders that began in March 2020 have been lifted and many churches are holding worship services in their facilities. However, an outbreak of a COVID-19 variant may trigger governmental authorities to reinstate restrictions on church meetings and cause more economic disruption. It cannot be determined at this time what impact that would have on the Company’s financial position. Furthermore, while there has been no material impact to the Company’s employees to date, COVID-19 could potentially create business continuity issues for the Company. While it is not possible to know the full extent of the impact of COVID-19, resulting measures to curtail its spread and recovery of the economy as the U.S. reopens and prepares for the variant strains of the pandemic, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Following Financial Accounting Standards Board (“FASB”) and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of our COVID-19 Deferral Assistance Program were not considered troubled debt restructurings to the extent that they met the terms of such guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act guidance applies to modifications made between March 1, 2020 and the earlier of January 2, 2022 or sixty (60) days after the end of the COVID-19 national emergency, as stipulated by the Consolidated Appropriations Act signed into law on December 31, 2020. The Company has relied upon and applied this guidance to modifications it granted since the first quarter of 2020.

Cash and Cash Equivalents

Cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of December 31, 2021 and December 31, 2020.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had $1,757 thousand in certificates of various terms greater than three months as of December 31, 2020. The Company had no certificates of deposit with original maturities of greater than three months at December 31, 2021.

Use of Estimates

The Company’s creation of consolidated financial statements that conform to United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates govern areas such as the allowance for credit losses and the fair value of financial instruments and foreclosed assets. Actual results could differ from these estimates.

Investments in Joint Venture

In 2016, the Company entered into a joint venture agreement to develop and sell property we acquired as part of a Deed in Lieu of Foreclosure agreement reached with one of our borrowers. The joint venture owns a property located in Santa Clarita, California.

The Company accounts for its investment in the joint venture using the equity method of accounting. Under this method, the Company records its proportionate share of the joint venture’s net income or loss in the statement of operations.

On a periodic basis, or whenever events or circumstances arise that would necessitate analysis, management analyzes the Company’s investment in the joint venture for impairment. In this analysis, management compares the carrying value of the investment to the estimated value of the underlying real property. The Company records any impairment charges as a valuation allowance against the value of the asset. Management records these valuation changes as realized gains or losses on investment on the Company’s consolidated statements of operations. The Company determined that the investment in the joint venture was not impaired as of December 31, 2021.

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

Section 403 of the CARES Act provides that a qualifying loan modification or extension is exempt by law from classification as a troubled debt restructuring pursuant to FASB ASC 340-10. On April 7, 2020, the Office of the Comptroller of the Currency and related financial agencies issued OCC Bulletin 2020-35, which provides further guidance regarding when a loan modification or extension is not subject to classification as a troubled debt restructuring pursuant to FASB ASC 340-10.

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

Leases

As of January 1, 2019, we adopted the accounting guidance on leases, which requires a lessee to recognize right-of-use (“ROU”) assets and lease liabilities of the balance sheet for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows depend on the classification by the lessee as a finance or operating lease.

We have operating leases for real estate. Our leases have remaining lease terms of 3 months to 2 years. Our lease agreements may include renewal or termination options for varying periods that are generally at our discretion. In our lease term, we only include those periods related to renewal options we are reasonably certain to exercise. However, we generally do not include these renewal options as we are not reasonably certain to renew at the lease commencement date. This determination is based on our consideration of certain economic, strategic, and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term. Some leases also include options to terminate the leases and we only include those periods beyond the termination date if we are reasonably certain not to exercise the termination option.

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The variable part of lease payments is not included in our ROU assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling and administrative expenses on the Consolidated Statements of Operations.

If any of our lease agreements have both lease and non-lease components we treat those as a single lease component for all underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

Leases with a term of 12 months or less are not recognized on the balance sheet, but rather expensed on a straight-line basis over the lease term.

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

Note 2. Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings. At December 31, 2021 and December 31, 2020, the Company did not pledge cash for its term-debt or lines of credit. At December 31, 2021, the Company had $17 thousand in cash pledged as collateral for its secured borrowings. See Note 3: Related Party Transactions for additional details. This amount is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$28,080	$21,922
Restricted cash	69	51
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$28,149	$21,973

Other amounts included in restricted cash represent those required to be set aside with the Central Registration Depository ("CRD") account with FINRA, as well as funds the Company has deposited with RBC Dain as clearing deposits. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are paid to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3. Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2021	2020
Total funds held on deposit at ECCU	$3,797	$7,414
Loan participations purchased from and serviced by ECCU	242	256

Related party transactions of the Company (dollars in thousands):

	Years ended
	December 31,
	2021	2020
Interest earned on funds held with ECCU	$2	$18
Interest income earned on loans purchased from ECCU	15	15
Loans sold to ECCU	—	1,164
Fees paid to ECCU from MP Securities Networking Agreement	8	7
Income from Successor Servicing Agreement with ECCU	9	9
Rent expense on lease agreement with ECCU	146	146
Loan participation interests purchased:

In the past, the Company purchased loan participation interests from ECCU. Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the years ended December 31, 2021 and 2020.

Loans sold:

From time to time, the Company may sell loans to ECCU. On January 23, 2020, the Company sold an impaired loan to ECCU in order to recoup its recorded investment in the loan. The Company sold no loans to ECCU during the year ended December 31, 2021.

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

Successor Servicing Agreement with ECCU:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU. This agreement obligates the Company to serve as the successor loan servicing agent for certain mortgage loans designated by ECCU. The Company will service these loans in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans. The original Agreement terminated in October 2019 and has converted to a month-to-month agreement. The agreement was terminated at the request of ECCU in January 2022.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2021	2020
Total funds held on deposit at ACCU	$4,083	$7,846
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	1,830	—
Amount owed on ACCU secured borrowings	17	—
Amount owed on ACCU line of credit	2,000	—
Loans pledged on ACCU line of credit	6,768	—

Related party transactions of the Company (dollars in thousands):

	Years ended
	December 31,
	2021	2020
Interest earned on funds held with ACCU	$21	$76
Loans sold to ACCU	1,000	1,307
Dollar amount of secured borrowings made from ACCU	17	—
Dollar amount of draws on ACCU line of credit	2,000	—
Interest expense on ACCU borrowings	22	—
Interest income earned on loans purchased from ACCU	—	61
Income from broker services provided to ACCU by MPS	46	36
Fees paid based on MP Securities Networking Agreement with ACCU	84	101
Loan participation interests purchased:

The Company negotiates pass-through interest rates on loan participation interests purchased from ACCU on a loan-by-loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions. The Company did not purchase any loans from ACCU during the years ended December 31, 2021 and 2020.

Loan participation interests sold:

From time to time, the Company sells loan participation interests in loans it originates and services to ACCU. The Company negotiates pass-through interest rates on loan participation interests sold to ACCU on a loan-by-loan basis. Management believes these terms are equivalent to those that prevail in arm's length transactions.

Effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement (“the Master LP Agreement”) with ACCU. The Master LP Agreement is intended to facilitate the sale to ACCU of small participation interests in the Company’s originated loans. As a part of any transaction conducted under the Master LP Agreement, the borrower of the loan being sold would become a member of ACCU, thereby meeting the requirements of NCUA regulations that govern loan participation purchases by credit unions. This allows the Company to sell additional participations in the loan to other credit unions.

Sales made under the Master LP Agreement are done on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower. Under a separate Deposit Control Agreement reached in conjunction with the Master LP Agreement, the Company deposits cash on a one-to-one basis as collateral to secure the participation interest sold to ACCU. This cash is considered restricted cash. The Company retains the ability to sell loan participation interests to ACCU outside of the Master LP Agreement.

As of December 31, 2021, $17.0 thousand had been sold and was outstanding under this agreement. This has been classified on the balance sheet as secured borrowings. The

Company has deposited $17.0 thousand in an account at ACCU as collateral for these borrowings.

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

Line of Credit:

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU. The ACCU line of credit (“ACCU LOC”) is a $5.0 million short-term demand facility with a maturity date of September 23, 2022. See Note 10: Credit Facilities and Other Debt for additional terms and conditions. Management believes these terms are equivalent to those that prevail in arm's length transactions. As of December 31, 2021, there were $2.0 million in borrowings outstanding on the ACCU line of credit.

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT. The following describes the nature and dollar amounts of the material related party transactions with KCTCU (dollars in thousands).

	December 31,	December 31,
	2021	2020
Total funds held on deposit at KCT	$1,018	$1,019
Loans pledged on KCT line of credit	8,492	—
Outstanding loan participations sold to KCT and serviced by the Company	4,598	1,844

	Years ended
	December 31,
	2021	2020
Interest earned on funds held with KCT	$18	$22
Loans sold to KCT	2,847	—
Dollar amount of draws on KCT line of credit	3,825	—
Interest expense on KCT line of credit	40	—
Fees paid based on MP Securities Networking Agreement with KCT	35	12

Funds on deposit with KCT

On January 13, 2020, the Company purchased $1.0 million of certificates of deposit from KCT. The certificates matured on October 13, 2021 and were not renewed.

Line of Credit:

On September 30, 2020, the Company entered into a Loan and Security Agreement with KCT. The KCT line of credit (“KCT LOC”) is a $7.0 million short-term demand facility with a maturity date ending September 30, 2022. See Note 10: Credit Facilities and Other Debt for additional terms and conditions. As of December 31, 2020 and December 31, 2021, the Company did not have an outstanding balance on the line.

MP Securities Networking Agreement:

MP Securities, the Company’s wholly-owned subsidiary, has entered into a Networking Agreement with KCT pursuant to which MP Securities agreed to offer investment and insurance products and services to KCT’s members that:

(1)KCT or its Board of Directors has approved;

(2)comply with applicable investor suitability standards required by federal and state securities laws and regulations;

(3)are offered in accordance with National Credit Union Administration (“NCUA”) rules and regulations; and

(4)comply with its membership agreement with FINRA.

The agreement entitles MP Securities to pay KCT a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of KCT members. Either KCT or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

Loan Participation Interests Sold:

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and it charges KCT a customary fee for servicing the loan.

Transactions with Other Equity Owners

From time to time the Company will engage in transactions with other owners or related parties. Related party balances pertaining to the assets of the Company are as follows (dollars in thousands):

	December 31,	December 31,
	2021	2020
Outstanding loan participations sold to UFCU and serviced by the Company	$4,275	$4,323
Outstanding loan participations sold to NFCU and serviced by the Company	4,991	1,863
Outstanding notes payable to officers and managers	261	316
Loan Participations Sold:

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

Investor Notes Sold:

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $261 thousand and $480 thousand at December 31, 2021 and December 31, 2020.

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

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2036. The loan portfolio had a weighted average rate of 6.21% and 6.55% as of December 31, 2021 and December 31, 2020, respectively. Loans receivable include $17.0 thousand in loan participations transferred under a recourse agreement.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	December 31,	December 31,
	2021	2020
Loans to evangelical churches and related organizations:
Real estate secured	$98,858	$118,203
Other secured	425	—
Unsecured	122	144
Total loans	99,405	118,347
Deferred loan fees, net	(304)	(481)
Loan discount	(220)	(229)
Allowance for loan losses	(1,638)	(1,516)
Loans, net	$97,243	$116,121

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of December 31, 2021 and December 31, 2020. The following table shows the changes in the allowance for loan losses for the years ended December 31, 2021 and 2020 (dollars in thousands):

	December 31,	December 31,
	2021	2020
Balance, beginning of period	$1,516	$1,393
Provision (credit) for loan loss	122	188
Chargeoffs	—	(65)
Recoveries	—	—
Balance, end of period	$1,638	$1,516

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands):

	Loans and Allowance for Loan Losses (by segment)
	As of
	December 31,	December 31,
	2021	2020
Loans:
Individually evaluated for impairment	$9,688	$6,181
Collectively evaluated for impairment	89,717	112,166
Balance	$99,405	$118,347

Allowance for loan losses:
Individually evaluated for impairment	$631	$290
Collectively evaluated for impairment	1,007	1,226
Balance	$1,638	$1,516

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2021
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$67,580	$2,007	$172	$—	$69,759
Watch	19,858	30	70	—	19,958
Special mention	—	—	—	—	—
Substandard	7,535	1,650	—	—	9,185
Doubtful	503	—	—	—	503
Loss	—	—	—	—	—
Total	$95,476	$3,687	$242	$—	$99,405

Credit Quality Indicators (by class)
As of December 31, 2020
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$83,494	$1,789	$201	$—	$85,484
Watch	24,710	1,716	256	—	26,682
Special mention	—	—	—	—	—
Substandard	5,677	—	—	—	5,677
Doubtful	504	—	—	—	504
Loss	—	—	—	—	—
Total	$114,385	$3,505	$457	$—	$118,347

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$—	$—	$503	$503	$94,973	$95,476	$—
Wholly-Owned Junior	—	—	—	—	3,687	3,687	—
Participation First	—	—	—	—	242	242	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$503	$503	$98,902	$99,405	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Church loans:
Wholly-Owned First	$2,704	$—	$4,185	$6,889	$107,496	$114,385	$—
Wholly-Owned Junior	—	—	—	—	3,505	3,505	—
Participation First	—	—	—	—	457	457	—
Participation Junior	—	—	—	—	—	—	—
Total	$2,704	$—	$4,185	$6,889	$111,458	$118,347	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class as of and for the years ended December 31, 2021 and 2020, respectively. The unpaid principal balance reflects the contractual principal outstanding on the loan. Included in the balance of impaired loans are troubled debt restructurings that have been performing and have been upgraded to pass or watch since the modification date. The recorded balance reflects the unpaid principal balance less any interest payments that have been recorded against principal. The recorded investment reflects the recorded balance, plus accrued interest, less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class) As of December 31, 2021					For the year ended December 31, 2021
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$9,468	$9,468	$9,339	$—	$9,390	$524
Wholly-Owned Junior	1,685	1,650	1,650	—	1,668	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	1,437	1,393	1,371	631	1,382	58
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$12,590	$12,511	$12,360	$631	$12,440	$582

Impaired Loans (by class) As of December 31, 2020					For the year ended December 31, 2020
	Unpaid Principal Balance	Recorded Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no allowance recorded:
Church loans:
Wholly-Owned First	$9,856	$9,791	$9,632	$—	$9,674	$357
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	—	—
Participation Junior	—	—	—	—	—	—
With an allowance recorded:
Church loans:
Wholly-Owned First	290	290	290	290	290	—
Wholly-Owned Junior	—	—	—	—	—	—
Participation First	—	—	—	—	296	11
Participation Junior	—	—	—	—	—	—
Total:
Church loans	$10,146	$10,081	$9,922	$290	$10,260	$368

A summary of non-accrual loans by loan class is as follows (dollars in thousands):

Loans on Non-accrual Status (by class)
	December 31, 2021	December 31, 2020
Church loans:
Wholly-Owned First	$6,162	$6,405
Wholly-Owned Junior	1,650	—
Participation First	—	1,230
Participation Junior	—	—
Total	7,812	$7,635

Beginning in April, 2020, the Company has taken measures to assist borrowers adversely affected by COVID-19 by deferring principal and/or interest payments. The concessions granted meet the qualifications under Section 4013 of the CARES Act, and, as a result, the Company has elected not to account for these modifications as troubled debt restructurings. The Company granted these concessions to 35 borrowers during the year ended December 31, 2020, representing an outstanding loan principal balance of $47.8 million. As of December 31, 2020, three loans with a total outstanding principal balance of $13.2 million were still in the deferral period. One of these loans was further restructured during the year ended December 31, 2021 as a troubled debt restructuring that did not qualify as a CARES Act deferral. The Company restructured one loan during the year ended December 31, 2021 that qualified as a CARES Act modification and was not accounted for as a troubled debt restructuring. This loan had an outstanding balance of $1.3 million at the time of the modification. The borrower resumed making contractual payment prior to December 31, 2021. As of December 31, 2021, no loans were under CARES Act deferrals.

In addition, the Company restructured one loan during the year ended December 31, 2020 that did not qualify for COVID-19 accounting treatment. The Company restructured two loans during the year ended December 31, 2021. A summary of troubled debt restructures by loan class during the years ended December 31, 2021 and 2020 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the year ended December 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	2	$5,387	$5,387	$5,313
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	2	$5,387	$5,387	$5,313

Troubled Debt Restructurings (by class)
For the year ended December 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment At Period End
Church loans:
Wholly-Owned First	1	$1,936	$1,955	$1,947
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	1	$1,936	$1,955	$1,947

The Company had two previously restructured loans that were past maturity as of December 31, 2021. The Company has entered into forbearance agreements with the borrowers and is evaluating what actions it should undertake to protect its investment on these loans. These forbearance agreements include reduced monthly payment amounts and additional reporting requirements. One of the loans restructured during the year ended December 31, 2021 subsequently defaulted.

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

As of December 31, 2021, no additional funds were committed to be advanced in connection with loans modified as troubled debt restructurings.

Note 5. Investments in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). Intertex is a managing member of the LLC, with authority to direct operations. The Company is a non-managing member with no authority beyond limited rights granted to the Company by the operating agreement. The Valencia Hills Project is a joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand and represented 100% of the ownership of the joint venture. The Company's ownership percentage in the joint venture was 74% as of December 31, 2021 and 2020.

The value of the Company’s investment in the joint venture was $882 thousand and $884 thousand, as of December 31, 2021 and 2020 respectively. Management’s impairment analysis of the investment as of December 31, 2021 has determined that the investment is not impaired.

Note 6. Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such (dollars in thousands):

	December 31,
	2021	2020
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$878	$762
Gains on loan sales	64	69
Gain on sale of foreclosed assets	44	—
Lease income	—	51
Other non-interest income	9	9
Non-interest income, out of scope, ASC 606
Lending fees	207	154
Gain on debt extinguishment	2,398	2,400
Total non-interest income	$3,600	$3,445

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

(dollars in thousands)	For the twelve months ended
	December 31, 2021	December 31, 2020
Broker-dealer revenue
Securities commissions
Transactional	$131	$188
AUM	40	33
	171	221
Sale of investment company shares
Transactional	34	57
AUM	98	73
	132	130
Other insurance product revenue
Transactional	187	49
AUM	48	48
	235	97
Advisory fee income
Transactional	—	4
AUM	340	310
	340	314
Total broker-dealer revenue
Transactional	352	298
AUM	526	464
	$878	$762

Note 7. Loan Transfers and Servicing

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the years ended
	December 31,	December 31,
	2021	2020
Participation loans interests sold by the Company during the year	$14,053	$17,106
Total participation interests sold and serviced by the Company	46,056	37,962
Servicing income	189	143

Servicing Assets
Balance, beginning of period	$147	$100
Additions:
Servicing obligations from sale of loan participations	81	99
Subtractions:
Amortization	(58)	(52)
Balance, end of period	$170	$147

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

During the year ended December 31, 2021, the Company sold two loan participations to ACCU under the provisions of the Master LP Agreement. Due to the recourse provisions of the agreement, the $17.0 thousand in participation sales outstanding at December 31, 2021 are classified as secured borrowings and are presented separately on the Company’s balance sheet.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that was valued at $301 thousand at December 31, 2021 and 2020. There was no allowance for losses on foreclosed assets at December 31, 2021 and 2020. The Company did not record any loss provisions on foreclosed assets during the years ended December 31, 2021 and 2020.

During the year ended December 31, 2021, the Company sold a residential property it had acquired in a foreclosure action that had previously been completely written off. The Company realized a gain of $44 thousand on this sale.

Expenses and income applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses for the years ended December 31,
	2021	2020
Provision for losses	$—	$—
Operating expenses	22	11
Total expenses	$22	$11

Note 9. Premises and Equipment

The tables below summarize our premises and equipment (dollars in thousands):

	As of
	December 31,	December 31,
	2021	2020

Furniture and office equipment	$522	$521
Computer system	214	214
Leasehold improvements	43	43
Total premises and equipment	779	778
Less accumulated depreciation and amortization	(607)	(559)
Premises and equipment, net	$172	$219

	2021	2020

Depreciation and amortization expense for the years ended December 31,	$48	$52

Note 10. Credit Facilities and Other Debt

Details of the Company’s debt facilities as of December 31, 2021 are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
Term Loan	2.525%	Fixed	$32,749	$450	11/1/2026	$39,680	$—
KCT LOC	3.750%	Variable	—	—	9/30/2022	8,492	—
ACCU LOC	4.000%	Variable	2,000	—	9/23/2022	6,768	—
ACCU Secured	4.750%	Fixed	17	—	7/1/2026	—	17
Term-Debt Credit Facility

The Company has one secured term-debt credit facility. The facility is non-revolving and does not have an option to renew or extend additional credit. Additionally, the facility does not contain a prepayment penalty. Under the terms of the credit facility, the Company must maintain a minimum collateralization ratio of at least 120%. If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to enable us to meet its obligation to maintain a minimum collateralization ratio. The collateral securing the facility at December 31, 2021 and December 31, 2020 satisfied the 120% minimum. As of December 31, 2021 and 2020, the Company has only pledged qualifying mortgage loans as collateral on the credit facility. In addition, the credit facility includes a number of borrower covenants. The Company is in compliance with these covenants as of

December 31, 2021 and December 31, 2020, respectively. On March 5, 2021, the Company made a large principal payment on this facility. See Note 20. Subsequent Events for additional information concerning the transaction.

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

2022	$3,737
2023	3,978
2024	4,188
2025	4,417
2026	16,429
$32,749
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

KCT Line of Credit

On September 30, 2020, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state-chartered financial institution. The KCT LOC is a $7.0 million short-term demand credit facility that originally had a one-year maturity date of September 30, 2021. The interest rate on the facility is equal to the United States Prime Rate plus 0.50%. The interest rate was 3.75% on December 31, 2021. The KCT LOC automatically renewed on September 30, 2021, and will automatically renew for another one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement.

The Company may draw funds on the KCT LOC at any time until the line is fully drawn. However, the KCT LOC may only be used to warehouse loans until they are sold to participants. Repayment of each advance is due one hundred and twenty (120) days after the advance is made or earlier in the event that a collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such deficiency. To secure its obligations under the KCT LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT LOC. The collateralization ratio must equal at least 120%. The KCT LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at December 31, 2021. As of December 31, 2021, the Company did not have an outstanding balance on the KCT LOC. A total of $8.5 million and $7.2 million in loans were pledged on this facility as of December 31, 2021 and 2020, respectively.

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with a one-year maturity date of September 23, 2022. The facility carried an outstanding balance of $2.0 million at September 30, 2021. The interest rate on the facility is equal to the Prime Rate as published in the Wall Street Journal plus 0.75%. The interest rate on the ACCU LOC was 4.00% on December 31, 2021. This rate will be adjusted on January 10th each year to account for the current Prime Rate but cannot be adjusted below 4.00%. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that equals or exceeds $10.0 million at all times during the term of the loan. The ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at December 31, 2021. A total of $6.8 million in loans were pledged on this facility as of December 31, 2021.

ACCU Secured Borrowings

As detailed in Note 3: Related Party Transactions, on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $17 thousand in secured borrowings were outstanding under the Master LP Agreement as of December 31, 2021.

Note 11. Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		December 31, 2021		December 31, 2020
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1 Offering	Unsecured	$3,654	4.45%	$9,010	3.94%
Class 1A Offering	Unsecured	27,116	4.11%	48,982	3.16%
2021 Class A Offering	Unsecured	34,524	3.20%	—	—%
Public Offering Total		$65,294	3.65%	$57,992	3.28%

Private Offerings
Subordinated Notes	Unsecured	$11,526	4.47%	$11,655	4.49%
Secured Notes	Secured	—	—%	6,580	3.99%
Private Offering Total		$11,526	4.47%	$18,235	4.31%

Total Notes Payable		$76,820	3.77%	$76,227	3.53%

Notes Payable Totals by Security
Unsecured Total	Unsecured	$76,820	3.77%	$69,647	3.48%
Secured Total	Secured	$—	—%	$6,580	3.99%

Future maturities for the Company’s investor notes during the twelve-month periods ending December 31, are as follows (dollars in thousands):

2022	$30,442
2023	10,033
2024	14,238
2025	12,126
2026	9,981
76,820
Debt Issuance Costs	88
Notes payable, net of debt issuance costs	$76,732

Debt issuance costs related to the Company’s notes payable were $88 thousand and $33 thousand at December 31, 2021 and December 31, 2020, respectively.

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

SEC Registered Public Offerings

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of December 31, 2021 and December 31, 2020. The Company issued The Class 1 Notes under a Trust Indenture between the Company and U.S. Bank.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at December 31, 2021 and December 31, 2020.

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

The Company secures these notes by pledging either cash or loans receivable as collateral. The required collateralization ratio is 100% on the pledged cash and 105% on the pledged loans receivable. Said another way, every dollar of cash collateralizes one dollar of secured notes and every $1.05 of loans receivable collateralizes one dollar of secured notes. At December 31, 2020 the loans receivable collateral securing the Secured Notes had an outstanding balance of $10.9 million, which was sufficient to satisfy the minimum collateral requirement of the Secured Notes offering. As of December 31, 2021 and December 31, 2020, the Company did not have cash pledged for the benefit of the Secured Notes. As of December 31, 2021, there were no outstanding Secured Notes and no loans receivable pledged as collateral.

Note 12. Commitments and Contingencies

Unfunded Commitments

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include undisbursed loans, un-advanced lines of credit, and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The contractual amount of these commitments represents the Company’s exposure to credit loss. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	December 31, 2021	December 31, 2020
Undisbursed loans	$270	$2,774

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Operating Leases

The Company has lease agreements for its offices in Brea and Fresno, California. The Brea office lease expires in December 2023. The lease does not contain any additional options to renew. The Fresno office lease expires in March 2022. There are no options to renew in the lease agreement. The Company has determined that both leases are operating leases.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the Year Ended
	2021	2020
Lease cost
Operating lease cost	$174	$174
Other information
Cash paid for operating leases	174	169
Right-of-use assets obtained in exchange for operating lease liabilities	—	53
Weighted average remaining lease term (in years)	1.96	2.87
Weighted-average discount rate	4.71%	4.64%

Future minimum lease payments and lease costs for the twelve months ending December 31 are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2022	$157	$153
2023	155	146
Total	$312	$299

Note 13. Office Operations and Other Expenses

Office operations and other expenses comprise the following (dollars in thousands):

	December 31, 2021	December 31, 2020
Technology and communication expenses	$357	$411
Insurance	350	295
Lease and occupancy expense	192	194
Outsourced operations	131	157
Staff and travel expense	71	65
Loan expenses	53	87
Clearing firm fees	63	60
Other	98	84
Total	$1,315	$1,353

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

Note 15. Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the years ended December 31, 2021 and 2020 were $67 thousand and $86 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution to the plan during the years ended December 31, 2021 and 2020

Note 16. Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

The Company classifies measurements of fair value within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The Company did not change its methodology in measuring fair value during the year ended December 31, 2021. The fair value hierarchy is as follows:

•Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•Level 2 inputs include:

o quoted prices for similar assets and liabilities in active markets,

oquoted prices for identical assets and liabilities in inactive markets,

oinputs that are observable for the asset or liability (such as interest rates, prepayment speeds, credit risks, etc.); or

oinputs that are derived principally from or corroborated by observable market data by correlation or by other means.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at December 31, 2021 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$28,080	$28,080	$—	$—	$28,080
Loans, net	97,243	—	—	97,913	97,913
Investments in joint venture	882	—	—	882	882
Accrued interest receivable	507	—	—	507	507
FINANCIAL LIABILITIES:
Lines of credit	$2,000	$—	$—	$2,000	$2,000
Term-debt	32,749	—	—	31,489	31,489
Other secured borrowings	17	—	—	18	18
Notes payable	76,732	—	—	76,871	76,871
Other financial liabilities	455	—	—	455	455

		Fair Value Measurements at December 31, 2020 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$21,922	$21,922	$—	$—	$21,922
Certificates of deposit	1,761	—	1,779	—	1,779
Loans, net	116,121	—	—	115,477	115,477
Investments in joint venture	884	—	—	884	884
Accrued interest receivable	798	—	—	798	798
FINANCIAL LIABILITIES:
Term-debt	$51,516	$—	$—	$43,832	$43,832
Notes payable	76,194	—	—	78,262	78,262
Other financial liabilities	513	—	—	513	513

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2021 and December 31, 2020.

The Company used the following methods and assumptions to estimate the fair value of financial instruments:

•Cash – The carrying amounts reported in the balance sheets approximate fair value for cash.

•Certificates of deposit – Management estimates fair value by using a present value discounted cash flow with a discount rate approximating the current market rate for similar assets. Management classifies certificates of deposits as Level 2 of the fair value hierarchy.

•Loans (other than collateral-dependent impaired loans) – Management estimates fair value by discounting the future cash flows of the loans. The discount rate the Company uses is the current average rates at which it would make loans to borrowers with similar credit ratings and for the same remaining maturities. Also included is $17 thousand of loans participations transferred under a recourse agreement.

•Investments – Management estimates fair value by analyzing the operations and marketability of the underlying investment to determine if the investment is other-than-temporarily impaired.

•Investor Notes Payable – Management estimates the fair value of fixed maturity notes by discounting the future cash flows of the notes. The discount rate the Company uses is the rate currently offered for investor notes payable of similar remaining maturities. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the notes.

•Lines of Credit, Term-debt, Other Secured Borrowings – Management estimates the fair value of borrowings from financial institutions discounting the future cash flows of the borrowings. The discount rate the Company uses is the current incremental borrowing rate for similar types of borrowing arrangements.

•Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at December 31, 2021 and December 31, 2020.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2021:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$8,981	$8,981
Investments in joint venture	—	—	882	882
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$10,164	$10,164

Assets at December 31, 2020:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,815	$5,815
Investments in joint venture	—	—	884	884
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,000	$7,000

Impaired Loans

The fair value of collateral-dependent impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. For these collateral-dependent loans, the Company records fair value on a nonrecurring basis. Such fair values are obtained using independent appraisals, which the Company may discount due to age or other factors, which the Company considers to be Level 3 inputs. The range of these discounts is shown in the table below.

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

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

December 31, 2021
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,981	Discounted appraised value	Selling cost / Estimated market decrease	11% - 81% (21%)
Investments in joint venture	$882	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	$301	Internal evaluations	Selling cost	6% (6%)

December 31, 2020
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,815	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investments in joint venture	$884	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	$301	Internal evaluations	Selling cost	6% (6%)

Note 17. Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a

California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2021 and 2020, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2021 and 2020, MP Realty has federal and state net operating loss carryforwards of approximately $431 thousand and $430 thousand, respectively, which begin to expire in the year 2031. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at years ended December 31, 2021 and 2020.

Tax years ended December 31, 2018 through December 31, 2021 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2017 through December 31, 2021 remain subject to examination by the California Franchise Tax Board.

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

Financial information with respect to the reportable segments for the years ended December 31, 2021 and 2020 is as follows (dollars in thousands):

	Twelve months ended
	December 31, 2021	December 31, 2020
Revenue from external sources
Finance Company	$9,651	$11,019
Broker Dealer	990	769
Adjustments / Eliminations	—	—
Total	$10,641	$11,788

Revenue from internal sources
Finance Company	$—	$—
Broker Dealer	1,244	1,000
Other Segments	193	216
Adjustments / Eliminations	(1,437)	(1,216)
Total	$—	$—

Total non-interest expense and provision for tax
Finance Company	$3,605	$3,789
Broker Dealer	1,334	1,238
Other Segments	219	152
Adjustments / Eliminations	(217)	(150)
Total	$4,941	$5,029

Net profit (loss)
Finance Company	$1,108	$1,477
Broker Dealer	900	530
Other Segments	(25)	64
Adjustments / Eliminations	(133)	45
Total	$1,850	$2,116

	December 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Total assets
Finance Company	$123,753	$139,410
Broker Dealer	3,946	3,187
Other Segments	559	576
Adjustments / Eliminations	(293)	(80)
Total	$127,965	$143,093

Note 19. Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows (dollars in thousands):

Ministry Partners Investment Company, LLC Balance Sheet

	As of December 31,
	2021	2020
Assets:
Cash	$24,030	$18,408
Certificates of deposit	—	1,761
Loans receivable, net of allowance for loan losses	97,243	116,121
Investment in subsidiaries	2,645	1,903
Other assets	3,045	3,699
Total assets	$126,963	$141,892
Liabilities and members’ equity
Liabilities:
Other borrowings	$34,766	$51,405
Notes payable, net of debt issuance costs	76,025	75,644
Other liabilities	1,661	1,935
Total liabilities	112,452	128,984
Equity	14,511	12,908
Total liabilities and members' equity	$126,963	$141,892

Ministry Partners Investment Company, LLC Statement of Income

	For the years ended
	December 31,
	2021	2020
Income:
Interest Income	$7,040	$8,335
Other income	2,566	2,683
Total income	9,606	11,018
Interest expense:
Term-debt	1,007	1,638
Notes payable	3,808	3,926
Total interest expense	4,815	5,564
Provision for loan losses	122	188
Other operating expenses	3,548	3,776
Income before provision for income taxes	1,121	1,490
Provision for income taxes and state LLC fees	13	13
Income before equity in undistributed net income of subsidiaries	1,108	1,477
Equity in undistributed net income of subsidiaries	742	639
Net income	$1,850	$2,116

Ministry Partners Investment Company, LLC Statement of Cash Flows

	For the years ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,850	$2,116
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of subsidiaries	(742)	(639)
Depreciation	47	50
Amortization of deferred loan fees	(231)	(257)
Amortization of debt issuance costs	616	97
Provision for loan losses	122	188
Accretion of loan discount	(27)	(31)
Gain on sale of loans	(64)	(69)
Gain on sale of foreclosed assets	(44)	—
Loss on sale of fixed assets	—	8
Gain on debt extinguishment	(2,287)	(2,400)
Changes in:
Other assets	689	190
Other liabilities	(275)	(223)
Net cash (used) by operating activities	(346)	(970)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(842)	—
Loan originations	(14,319)	(19,449)
Loan sales	14,053	19,827
Loan principal collections	20,105	12,413
Redemption (purchase) of certificates of deposit	1,761	(1,761)
Foreclosed property sales	44	—
Sale of property and equipment	—	24
Purchase of property and equipment	(1)	(88)
Net cash provided by investing activities	20,801	10,966
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in term-debt	(16,353)	(17,621)
Borrowings, net of repayments on lines of credit	2,000	—
Net change in notes payable	593	3,126
Debt issuance costs	(828)	(75)
Dividends paid on preferred units	(245)	(315)
Net cash (used) by financing activities	(14,833)	(14,885)
Net increase (decrease) in cash and restricted cash	5,622	(4,889)
Cash, cash equivalents, and restricted cash at beginning of period	18,408	23,297
Cash, cash equivalents, and restricted cash at end of period	$24,030	$18,408
Supplemental disclosures of cash flow information
Interest paid	$3,788	$4,409
Income taxes paid	20	15
Transfer of loans to foreclosed assets	—	—
Dividends declared to preferred unit holders	203	201

Note 20. Subsequent Events

On January 6, 2022, the Company entered into a credit facility refinancing transaction with its lender. The agreement permitted the Company to make a cash prepayment on or before January 7, 2022, in exchange for a reduction in the outstanding principal balance of the Credit Facility of $16.5 million. The Company made this payment on January 6, 2022 and recognized a gain on debt extinguishment of $1.5 million on the transaction. The agreement also permits the Company to make quarterly cash prepayments beginning on July 1, 2022 for a reduction in principal of $3.3 million. These prepayments can continue until the principal balance has been paid in full.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the fiscal period ending December 31, 2021 covered by this Report on Form 10-K. The officers performed this evaluation as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. From this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2021. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2021.

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

Our internal controls over financial reporting include those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and the Board; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2021, our internal control over financial reporting is effective.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Item 9B.

OTHER INFORMATION

None.

PART III

Item 10.

MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary of the business experience of our executive officers and managers

Set forth below are the members of our Board of Managers and executive officers as of December 31, 2021:

Name	Age	Managers/Executive Officers
R. Michael Lee	63	Chairman of the Board, Chairman of Ministry Partners Securities, Manager
Van C. Elliott	84	Corporate Secretary, Manager
Joseph W. Turner, Jr.	54	Chief Executive Officer and President
Brian S. Barbre	48	Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Darren Thompson	41	Executive Vice President, Chief Operating Officer
Mendell Thompson	67	Board Credit Committee Chairman, Manager
Juli Anne Lawrence	69	ALCO Committee Chairperson, Manager
Jerrod Foresman	53	Manager
Guy A. Messick	69	Manager

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

VAN C. ELLIOTT

Mr. Elliott has served as a member of our Board since 1991. He has served as a director for ECCU from April 1988 until the present (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing organizational, financial, and fund-raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry. Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration. He has completed post-graduate instruction at the College for Financial Planning. Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.® Mr. Elliott brings to our Board his extensive experience as a credit union board member and intimate knowledge of church and ministry financial operations. He serves on our Executive Committee and is our Audit Committee Chair.

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

BRIAN S. BARBRE

Mr. Barbre has served as the Company’s Senior Vice President, Chief Financial Officer, and Principal Accounting Officer since September 25, 2017. Since December 28, 2018, Mr. Barbre has served as the Treasurer of Ministry Partners for Christ; a private foundation that makes charitable grants to Christian organizations, and looks to provide accounting, consulting, and financial expertise to aid evangelical Christian ministries. Ministry Partners for Christ is a wholly-owned subsidiary of the Company. Mr. Barbre has previously served as Vice President Finance and Treasurer of ECCU, the Company’s largest equity owner where he led the finance, credit analytics, and participations groups. At ECCU, Mr. Barbre developed and managed a bond portfolio with over $100 million in assets under management. In addition, Mr. Barbre oversaw the budgeting, liquidity management, and asset liability management of the credit union when it had over one billion in assets. At ECCU, Mr. Barbre was a member of the Asset Liability Management Committee, Pricing Committee, and attended monthly meetings of the Board of Directors. Mr. Barbre is a Certified Public Accountant and has served as an Adjunct professor at Biola University where he has taught cost accounting and accounting information systems courses. Mr. Barbre holds a Bachelor of Science in Business Administration, Magna Cum Laude, from Biola University. In addition, Mr. Barbre holds a Master of Business Administration degree with a finance emphasis from California State University Fullerton where the dean awarded him the Award for Academic Excellence upon graduation.

DARREN THOMPSON

Mr. Thompson began serving as the Company’s Executive Vice President and Chief Operating Officer on February 28, 2022. Darren Thompson is the son of Mendell Thompson, who serves on the Company’s Board of Managers as the Credit Committee Chairman. Mr. Thompson previously served as the Chief Lending Officer at ACCU and had been with the credit union since 2011. In his role as Chief Lending Officer, Darren oversaw all of lending, including origination, servicing, collection, and loan participations for both consumer and business loans. At ACCU, Mr. Thompson was a member of the Chief Officer Group and the Asset-Liability Committee. He also led the Loan Review Committee and attended monthly meetings of the Board of Directors. Prior to his work at ACCU, he served as a Treasury & Funding Trader for Western Corporate Federal Credit Union, assisting in the management of a $32 billion portfolio.

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

JULI ANNE LAWRENCE

Mrs. Lawrence has served as a member of our Board since 2007. She is currently a Chief Judge Chatham County Board of Elections and an independent Strategy Consultant. Prior to her current engagement, Mrs. Lawrence served as the Chief Strategy Officer of Raoust + Partners, a Hampton, Virginia based strategic planning and marketing firm for credit unions. Mrs. Lawrence previously also served as Senior Vice President of Research and Development for Western Bancorp in San Jose, California. Prior to that engagement, she served as President and Chief Executive Officer of the National Institute of Health Federal Credit Union, a Rockville, Maryland credit union. Prior to that, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union, a Silicon Valley

California credit union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Mrs. Lawrence served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union, a Hampton Roads, Virginia credit union. Prior to joining the credit union industry, Mrs. Lawrence served as the Director of Sales for the US Navy Mid-Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland, and Bermuda. Mrs. Lawrence received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco. Mrs. Lawrence served as the Chairwoman on the Board of Directors for the George Washington Institute of Health and Women in BIO. She also previously served as Chair for the Executive Committee of the Open Solutions Client Association and as a Trustee and Chair of the Finance Committee for the International Mission Board of the Southern Baptist Convention. Mrs. Lawrence provides our Board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise. Mrs. Lawrence serves on the Company’s Executive Committee and Board Credit Committee, and as the Chair of our Asset-Liability Committee. Mrs. Lawrence is also the President of Ministry Partners for Christ, a subsidiary of the company.

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

GUY MESSICK

Mr. Messick is retired from the practice of law and the law firm of Messick Lauer & Smith P.C. on January 1, 2021. Mr. Messick provided legal and strategic planning services to credit unions and credit union service organizations nationwide for over 30 years. From 1987 to 2020, he served as General Counsel to the National Association of Credit Union Service Organizations. His duties included being NACUSO’s liaison with the National Credit Union Administration. Mr. Messick is a nationally known speaker on a wide range of credit union topics. He has presented at conferences sponsored by NACUSO, NCUA, NAFCU, NASCUS, CUNA, CUES, ACUMA, AICPA and various State Leagues. Mr. Messick has lectured on CUSOs at the University of Cork in Ireland and at Pepperdine University. Mr. Messick served on the CUNA Task Force on Investment Services which was the credit union industry's liaison with the Securities and Exchange Commission. He is the author of the Guide for Credit Unions Providing Investment and Insurance Services and Credit Union Collaborations – Lessons Learned. Mr. Messick is recognized as a CUSO Pioneer in America’s Credit Union Museum in Manchester, New Hampshire. Mr. Messick’s legal practice included (a) assisting credit unions to plan and implement collaborative business model solutions that provide financial services and operational services; (b) advocating for clients before regulatory agencies; and (c) facilitating planning sessions. Mr. Messick’s board experience includes the Credit Union Network for Financial Literacy (a CUSO providing financial literacy education to children), United Solutions Company (a CUSO providing IT related services), AKUVO (a CUSO providing software and data analysis for lending and collection services), Tyler Arboretum, Media Historic Preservation and the Media Presbyterian Church. Mr. Messick is a graduate of Bucknell University and the University of Miami School of Law. He served as a law clerk to U.S. District Court Judge Morell E. Sharp (Seattle, Washington) from 1977-78. Prior to exclusively serving the credit union industry, Mr. Messick represented local municipalities, a chamber of commerce, economic development agencies, and many small businesses. He was also an assistant district attorney in Delaware County in the appellate division. He is admitted to practice law in Pennsylvania. Mr. Messick serves on our Asset-Liability Committee and on the Board of MP Securities.

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

Board Committees

Our Board may from time to time establish and empower board committees to perform various functions on its behalf. Each committee consists of at least three persons. Currently, the Board has established the following committees:

•Our Executive Committee is charged with responsibility for determining the President’s compensation and undertaking other matters of an executive and strategic oversight nature;

•Our Audit Committee is chartered to oversee the annual audit of our financial reports, oversee the establishment and maintenance of internal controls and oversee compliance with our Ethics Policy;

•Our Board Credit Committee is authorized to oversee compliance with our Loan Policy and to review the performance and management of our loan portfolio and to approve loan originations over a certain dollar amount or loans that have fallen outside of the parameters of the Loan Policy;

•Our Credit Review Committee reviews and implements our Loan Policy and reviews most of the loan applications we receive;

•Our Asset-Liability Committee is chartered to oversee the maintenance of our asset liability strategy and process, as well as our asset liability, liquidity and other policies relating to the mitigation of risks to our earnings and capital; and

•Our Governance Committee is charged with responsibility for the Board Governance Policies, including our Related Parties Transaction Policy, and with the periodic task of nominating persons for election to the Board.

Our Board Chairman

On May 14, 2015, the Board of Managers appointed R. Michael Lee, to serve as Chairman of the Board of Managers. Prior to Mr. Lee’s appointment, Mark Holbrook served as our Board Chairman since the Company’s inception. Mr. Holbrook also served as our Chief Executive Officer from inception of the Company until February 17, 2011.

Code of Ethics

On November 6, 2009, our Board adopted a Code of Ethics for our principal officers and members of the Board. On February 26, 2018, the Company’s President and Chief Executive Officer, Joseph Turner, was appointed to the Board of Directors for CCM. CCM currently maintains a business relationship with MP Securities and the Company, holds investments in the Company’s debt securities and has purchased other investment products made available through MP Securities. Mr. Turner currently serves as Chairman of the CCM Board of Directors.

The Company’s Board of Managers reviewed Mr. Turner’s appointment to the CCM Board of Directors as Chair of the Board and concluded that the appointment was made in compliance with the Company’s Code of Ethics.

Audit Committee

As authorized within the operating agreement for Ministry Partners Investment Company LLC, the Board of Managers established the Audit Committee in 2005 with the adoption of its formal charter. The primary purpose of the Audit Committee, as designated in its formal charter, is to oversee the Company’s accounting policies and practice, financial reporting procedures and audits of the Company’s financial statements. For the year ended December 31, 2021, the Audit Committee comprises three members, including Guy Messick, Van Elliott, and Jerrod Foresman. Mr. Elliott, Certified Financial Planner and church leadership consultant, is Chairman of the Audit Committee and Corporate Secretary of the overall Board of Managers. Mr. Elliott brings extensive experience as a credit union board member and has intimate knowledge of the Company’s financial operations as he has served as the Company’s Interim Chief Executive Officer on several occasions over the last 29 years since the Company’s inception. Mr. Foresman has nearly 29 years of experience in the financial services industry as an Executive, Compliance Officer, and Operations Principal. His knowledge of the financial operations of broker-dealers, advisory firms, and insurance agencies benefits the Audit Committee in its role of overseeing the operations of both the Company and MP Securities, the Company’s wholly-owned subsidiary. Mr. Messick, retired from the practice of law and the law firm of Messick Lauer & Smith P.C., and has provided legal and strategic planning services to credit unions and credit union service organizations nationwide for over 30 years. His extensive experience in helping create and consult with CUSOs benefits the Audit Committee.

Item 11.

EXECUTIVE and board of manager COMPENSATION

Executive Compensation

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2021 and 2020 by our senior executive officers.

Summary Annual Compensation Table

		2021			2020
Name	Principal Position	Salary	Bonus	All Other Compensation (1)	Salary	Bonus	All Other Compensation (1)
Joseph Turner	President and Chief Executive Officer	302,527	133,825	34,892	292,164	127,500	33,774
Brian S. Barbre	Sr. Vice President, Chief Financial Officer and Principal Accounting Officer	199,506	39,500	47,174	189,141	3,000	43,039
Michael R. Boblit(2)	Vice-President, Corporate Lending	132,563	—	31,256	155,769	31,000	34,287

(1)This includes the aggregate amount we contributed to the Company’s 401(k) retirement plan, for medical benefits, and life and disability insurance for the Company’s officers in each year.

(2)Mr. Boblit resigned from his position effective November 5, 2021.

Board of Managers Compensation

The following table provides a summary of the compensation paid to our Managers for the year ended December 31, 2021:

Summary Annual Compensation Table

Name		Principal Position	Compensation (1)
Michael Lee		Chairman of the Board of Managers	$14,350
Van Elliott		Secretary and Manager	9,850
Juli Anne Lawrence		Manager	10,350
Jeffrey Lauridsen	(2)	Manager	7,600
Jerrod Foresman		Manager	8,350
Mendell Thompson		Manager	9,350
Guy Messick		Manager	8,850

(1)During each year, we accrue amounts for each Manager’s service on the Board. In February 2014, the Board approved the payment of compensation grants to Managers of the Board for rendering services to the Company. Under the grants approved by the Board, each Manager will receive a cash grant for serving on the Board, and will receive additional amounts for attendance at each Board meeting and for serving as a Chairperson or member of one of our Board Committees. In addition, we reimburse each Manager for expenses incurred in performing duties on our behalf. Compensation awards for our Managers for the years ended December 31, 2021 and 2020, were $69 thousand and $64 thousand, respectively.

(2)Mr Lauridsen passed away on August 1, 2021.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The following table sets forth information available to us, as of December 31, 2021, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

Name	Address	Beneficial Ownership	Percentage Owned(1)
R. Michael Lee	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	$—	—%
Van C. Elliott	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Mendell Thompson	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Juli Anne Lawrence	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Jeffrey T. Lauridsen	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Jerrod L. Foresman	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Guy A. Messick	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Joseph W. Turner, Jr.	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Brian S. Barbre	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Michael R. Boblit	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
All officers and members of the Board as a group		$—	—%

Other 5% or greater beneficial owners (seven):
Name	Beneficial Ownership	Percentage Owned(1)
Evangelical Christian Credit Union	62,000	42.31%
America’s Christian Credit Union	12,000	8.19%
Navy Federal Credit Union (2) (“NFCU”)	11,905	8.13%
UNIFY Financial Credit Union (“UFCU”)	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%

(1)Based on 146,522 Class A Units outstanding.

(2)NFCU is a non-voting equity member in the Company, but holds a beneficial interest in 11,905 Class A Common Units. As the holder of an economic interest in the Company, NFCU holds a beneficial interest in the Company.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table provides disclosures required by Regulation S-K Item 404 and Item 407(a), “Certain Relationships and Related Transactions”.

Transactions by related parties in the amount that exceeds $120,000 (dollars in thousands)
			Amount of transaction
Related Party Name	Related Interest	Transaction description	2021	2020
Joseph Turner	Officer of the Company	Purchase of the company's notes	$—	$399
ECCU	43.1% equity owner	Total funds held on deposit at ECCU	3,797	7,414
ECCU	43.1% equity owner	Rent expense on lease agreement with ECCU	146	146
ECCU	43.1% equity owner	Loan participations sold to ECCU not serviced by the Company	—	1,164
ACCU	8.19% equity owner	Total funds held on deposit at ACCU	4,083	7,846
ACCU	8.19% equity owner	Loan participations sold to ACCU and serviced by the Company	1,000	1,307
ACCU	8.19% equity owner	Loan participations sold to ACCU not serviced by the Company	—	1,556
ACCU	8.19% equity owner	Draws on ACCU line of credit	2,000	—
KCTCU	The Company's Board Chair serves as the Chief Executive Officer and President of KCTCU	Loan participations sold to KCTCU and serviced by the Company	2,847	—
KCTCU	The Company's Board Chair serves as the Chief Executive Officer and President of KCTCU	Draws on KCTCU line of credit	3,825	—
UFCU	8.13% equity owner	Loan participations sold to UFCU and serviced by the Company	4,275	4,323
NFCU	8.13% equity owner	Loan participations sold to NFCU and serviced by the Company	4,991	1,863

ACCU Line of Credit

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU for a $5.0 million short-term demand credit facility. The line of credit facility has maturity date of September 23, 2022. The interest rate on the facility is equal to the prime rate as published in the Wall Street Journal plus 75 basis points. As of December 31, 2021 the interest rate was 4.00%. The highest amount outstanding and the current amount outstanding as of and for the year ended December 31, 2021 was $2.0 million. No principal payments were made during the year. $21.9 thousand in interest expense was incurred on the ACCU LOC for the year ended December 31, 2021.

KCTCU Line of Credit

On September 30, 2020, the Company entered into a Loan and Security Agreement with KCT. The KCT LOC is a $7.0 million short-term demand facility with a maturity date ending September 30, 2022. The interest rate on the facility is equal to the United States Prime Rate plus 0.50%. The interest rate was 3.75% on December 31, 2021. The highest outstanding balance during the year ended December 31, 2021 was $3.8 million. As of December 31, 2021, the Company did not have an outstanding balance on the line. Principal payments of $3.8 million were made on the line during the year ended December 31, 2021. The Company incurred interest expense of $40.2 thousand on the KCT LOC for the year ended December 31, 2021.

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

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2021	2020
Audit and audit-related fees	$122,000	$113,000
Tax Fees	12,500	12,500
All other fees	--	7,600
Total	$134,500	$133,100

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

10.9	Form of Individual Manager Indemnification Agreement (5)
10.15

Amendment to Loan and Security Agreement by and between The National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union and Ministry Partners Investment Company, LLC dated March 30, 2015. (6)

10.19	Employment Agreement by and between Ministry Partners Securities, LLC and Joseph Turner dated May 5, 2016. (7)
10.21

Amendment and Modification of Promissory Note by and between The National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union and Ministry Partners Investment Company, LLC dated November 30, 2016. (8)

10.23	Networking Agreement by and between Ministry Partners Securities, LLC and America’s Christian Credit Union dated July 30, 2014 and Addendum related thereto dated December 1, 2016. (9)
10.29	Administrative Services Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC dated January 30, 2018 (10)
10.33	Settlement Agreement and Mutual Release of All Claims by and between Ministry Partners Investment Company, LLC and OSK VII, LLC dated September 24, 2020 (11)
10.34	Loan and Security Agreement by and Between Ministry Partners Investment Company, LLC and KCT Credit Union, dated September 30, 2020 (12)
10.35	Trust Indenture by and between Ministry Partners Investment Company, LLC and U.S. Bank National Association, as Trustee dated January 6, 2021 (13)
10.36	Managing Broker Dealer Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC, dated ______ (13)
10.38	Master Loan Participation Purchase and Sale Agreement by and between Ministry Partners Investment Company, LLC and America’s Christian Credit Union, dated August 9, 2021 (14)
10.39	Loan Agreement by and between Ministry Partners Investment Company, LLC and America’s Christian Credit Union, dated September 23, 2021 (15)
14.1	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (2)
21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.ins	XBRL Taxonomy Extension Definition Linkbase Document **
101.sch	XBRL Taxonomy Extension Schema Document **
101.def	XBRL Taxonomy Extension Definition Linkbase Document **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **

101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

 _____________________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.
(2)	Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 23, 2013.
(4)	Incorporated by reference to the Report on Form 8-K filed by the Company on November 11, 2011.
(5)	Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Company on June 24, 2011.
(6)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 9, 2015.
(7)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 11, 2016.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 5, 2016.
(9)	Incorporated by reference to Exhibit 10.23 on Form S-1 filed by the Company on December 8, 2017.
(10)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-1 filed by the Company on January 30, 2018.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 30, 2020.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on October 7, 2020.
(13)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-1 filed by the Company on January 6, 2021.
(14)	Incorporated by reference to the Current Report on Form 10-Q filed by the Company on August 12. 2021.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 28, 2021.
*	Filed herewith.
**	Furnished, not filed, herewith.

Item 16.

FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 23, 2022	By:	/s/ Joseph W. Turner
Joseph W. Turner,

Chief Executive Officer
(Principal Executive Officer)

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 23, 2022	By:	/s/ Brian. S. Barbre
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

Signature	Title	Date

/s/ R. Michael Lee ___________________________________ R. Michael Lee by Joseph W. Turner, Jr, his attorney-in-fact	Chairman of the Board of Managers	March 23, 2022

/s/ Joseph W. Turner, Jr ___________________________________ Joseph W. Turner, Jr	Chief Executive Officer, President	March 23, 2022

/s/ Brian S. Barbre ___________________________________ Brian S. Barbre	Senior Vice President, Chief Financial Officer, Principal Accounting Officer	March 23, 2022

/s/ Van C. Elliott ___________________________________ Van C. Elliott by Joseph W. Turner, Jr, his attorney-in-fact	Secretary, Manager	March 23, 2022

/s/ Mendell L. Thompson ___________________________________ Mendell L. Thompson by Joseph W. Turner, Jr, his attorney-in-fact	Manager	March 23, 2022

/s/ Juli Anne S. Lawrence ___________________________________ Juli Anne S. Lawrence by Joseph W. Turner, Jr, her attorney-in-fact	Manager	March 23, 2022

/s/ Jerrod L. Foresman ___________________________________ Jerrod L. Foresman by Joseph W. Turner, Jr, his attorney-in-fact	Manager	March 23, 2022

/s/ Jeffrey T. Lauridsen ___________________________________ Jeffrey T. Lauridsen by Joseph W. Turner, Jr, his attorney-in-fact	Manager	March 23, 2022

/s/ Guy A. Messick ___________________________________ Guy A. Messick by Joseph W. Turner, Jr, his attorney-in-fact	Manager	March 23, 2022