Form 10-Q
period 2022-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2022-05-10
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At March 31, 2022, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(Dollars in thousands Except Unit Data)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$15,986	$28,080
Restricted cash	75	69
Loans receivable, net of allowance for loan losses of $1,551 and $1,638 as of March 31, 2022 and December 31, 2021, respectively	88,347	97,243
Accrued interest receivable	461	507
Investment in joint venture	882	882
Property and equipment, net	162	172
Foreclosed assets, net	301	301
Servicing assets	144	170
Other assets	553	541
Total assets	$106,911	$127,965
Liabilities and members’ equity
Liabilities:
Lines of credit	$2,000	$2,000
Term-debt	15,019	32,749
Other secured borrowings	23	17
Investor notes payable, net of debt issuance costs of $92 and $88 as of March 31, 2022 and December 31, 2021, respectively	72,910	76,732
Accrued interest payable	222	252
Other liabilities	1,967	1,704
Total liabilities	92,141	113,454
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2022 and December 31, 2021 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2022 and December 31, 2021; See Note 13	1,509	1,509
Accumulated earnings	1,546	1,287
Total members' equity	14,770	14,511
Total liabilities and members' equity	$106,911	$127,965

The accompanying notes are an integral part of these consolidated financial statements.

 Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (Unaudited)

For the three month periods ended March 31, 2022 and 2021

(Dollars in thousands)

	Three months ended
	March 31,
	2022	2021
Interest income:
Interest on loans	$1,521	$1,868
Interest on interest-bearing accounts	4	14
Total interest income	1,525	1,882
Interest expense:
Investor notes payable	722	678
Other debt	139	289
Total interest expense	861	967
Net interest income	664	915
Credit for loan losses	(87)	(7)
Net interest income after credit for loan losses	751	922
Non-interest income:
Broker-dealer commissions and fees	299	296
Other income	35	57
Gain on debt extinguishment	1,500	2,398
Total non-interest income	1,834	2,751
Non-interest expenses:
Salaries and benefits	1,502	914
Marketing and promotion	93	211
Office occupancy	43	44
Office operations and other expenses	447	296
Foreclosed assets, net	5	21
Legal and accounting	134	132
Total non-interest expenses	2,224	1,618
Income before provision for income taxes	361	2,055
Provision for income taxes and state LLC fees	5	5
Net Income	$356	$2,050

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

(Dollars in thousands)

	Three months ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$356	$2,050
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	12	12
Amortization of deferred loan fees	(46)	(53)
Amortization of debt issuance costs	35	13
Credit for loan losses	(87)	(7)
Accretion of loan discount	(8)	(6)
Gain on sale of loans	(2)	(3)
Gain on extinguishment of debt	(1,500)	(2,398)
Changes in:
Accrued interest receivable	46	(21)
Other assets	18	30
Accrued interest payable	(30)	(21)
Other liabilities	369	(177)
Net cash used by operating activities	(837)	(581)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan originations	(63)	(4,065)
Loan sales	615	3,467
Loan principal collections	8,483	4,443
Redemption of certificates of deposit	—	761
Purchase of property and equipment	(2)	—
Net cash provided by investing activities	9,033	4,606
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(16,230)	(13,032)
Borrowings, net of repayments on lines of credit	—	2,000
Borrowings, net of repayments on secured borrowings	6	—
Net change in investor notes payable	(3,818)	1,016
Debt issuance costs	(39)	(67)
Dividends paid on preferred units	(203)	(200)
Net cash used by financing activities	(20,284)	(10,283)
Net decrease in cash and restricted cash	(12,088)	(6,258)
Cash, cash equivalents, and restricted cash at beginning of period	28,149	21,973
Cash, cash equivalents, and restricted cash at end of period	$16,061	$15,715
Supplemental disclosures of cash flow information
Interest paid	$892	$988
Income taxes paid	—	—
Supplemental disclosures of non-cash transactions
Servicing assets recorded	3	7
Leased assets obtained in exchange of new operating lease liabilities	22	—
Lease liabilities recorded	18	—
Dividends declared to preferred unit holders	68	15

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. A more detailed description of the Company’s accounting policies is included in its 2021 annual report filed on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2022 and 2021 are not necessarily indicative of the results for the full year.

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

Risks and Uncertainties

COVID-19, a global pandemic, has adversely impacted the broad economy, affecting most industries, including businesses, schools, hospitality- and travel-based employers, and has disrupted the supply and distribution networks that deliver products to the consuming public. The process of recovery from the pandemic by U.S. churches, ministries, and faith-based organizations that the Company serves could have a material financial impact on the Company. If declining in-person attendance at churches and faith-based organizations continues as churches and ministries adjust to the long-term effects of the pandemic, charitable gifts and contributions made to ministries and churches could be adversely affected.

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

The Company’s operations are dependent upon the willingness and ability of its employees, borrowers, noteholders, and investment clients to conduct financial transactions. While the U.S. economy has reported gains as COVID-19 restrictions and curtailment of activities orders have been eased, modified or lifted, depending on the region of the country impacted, the discovery and spread of new variants of the coronavirus have raised concerns about the potential continuation of the pandemic. The uncertainty of the recovery and long-term effects of the pandemic could materially and adversely affect the Company’s business, operating results, financial condition, or liquidity. While it is not possible to know the full extent of the impact of COVID-19, resulting measures to curtail its spread and recovery of the economy as the U.S. reopens and prepares for the variant strains of the pandemic, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Cash, and Cash Equivalents

Cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of March 31, 2022 and December 31, 2021.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had no certificates of deposit with original maturities of greater than three months at March 31, 2022 and December 31, 2021.

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

The Company is accounting for its investment in joint venture under the equity method of accounting. Under this method, the Company records its proportionate share of the joint venture net income or loss in the Company's statement of operations. The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment change if the loss in value is deemed other than temporary. Management determined that investment in the joint venture was not impaired at March 31, 2022.

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

(3)executed between March 31, 2020, and January 2, 2022

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

Debt Issuance Costs

The Company’s debt consists of borrowings from financial institutions and obligations to investors incurred through the sale of investor notes. Management presents debt net of debt issuance costs and amortizes debt issuance costs into interest expense over the contractual terms of the debt using the straight-line method.

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

We have operating leases for real estate and a vehicle. Our leases have remaining lease terms of two to three years. Our real estate lease agreements may include renewal or termination options for varying periods that are generally at our discretion. In our lease term, we only include those periods related to renewal options we are reasonably certain to exercise. However, we generally do not include these renewal options as we are not reasonably certain to renew at the lease commencement date. This determination is based on our consideration of certain economic, strategic, and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term. Some leases also include options to terminate the leases and we only include those periods beyond the termination date if we are reasonably certain not to exercise the termination option.

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

If any of our lease agreements have both lease and non-lease components, we treat those as a single lease component for all underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan. Additionally, the ASU requires disclosure of current period gross write-offs by year of origination for financing receivables. This ASU is effective for the Company for fiscal years beginning after December 15, 2022. The Company does not believe adoption of this ASU will have a material impact on its financial results and will add the required disclosures for gross charge-offs in its financial statements upon adoption of the new standard.

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreement, the Company has the ability to pledge cash as collateral for its borrowings. At March 31, 2022 and December 31, 2021, the Company had cash of $23 thousand and $17 thousand, respectively, pledged as collateral for its secured borrowings. See Note 3: Related Party Transactions for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	March 31,		December 31,
	2022	2021	2021
Cash and cash equivalents	$15,986	$15,664	$28,080
Restricted cash	75	51	69
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$16,061	$15,715	$28,149

Amounts included in restricted cash comprise funds required to be set aside in the CRD account with Financial Industry Regulation Authority (“FINRA”), funds the Company has deposited with RBC Dain as clearing deposits, and cash maintained in an account with ACCU as collateral for its secured borrowings. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2022	2021
Total funds held on deposit at ECCU	$3,176	$3,797
Loan participations purchased from and serviced by ECCU	70	242

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2022	2021
Interest earned on funds held with ECCU	$—	$1
Interest income earned on loans purchased from ECCU	1	4
Fees paid to ECCU from MP Securities Networking Agreement	2	1
Income from Successor Servicing Agreement with ECCU	—	2
Rent expense on lease agreement with ECCU	37	37

Loan participation interests purchased:

Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm's length transaction. The Company did not purchase any loans from ECCU during the three months ended March 31, 2022 and 2021.

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

Successor Servicing Agreement with ECCU:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU. This agreement obligates the Company to serve as the successor loan-servicing agent for certain mortgage loans designated by ECCU. The Company will service these loans in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans. The original Agreement terminated in October 2019, and converted to a month-to-month agreement. The agreement was terminated at the request of ECCU in January 2022.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2022	2021
Total funds held on deposit at ACCU	$4,073	$4,083
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	980	1,830
Amount owed on ACCU secured borrowings	23	17
Amount owed on ACCU line of credit	2,000	2,000
Loans pledged on ACCU line of credit	2,433	6,768

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2022	2021
Interest earned on funds held with ACCU	$3	$7
Loans sold to ACCU	—	1,000
Dollar amount of secured borrowings made from ACCU	10	—
Interest expense on ACCU borrowings	20	—
Income from broker services provided to ACCU by MPS	13	10
Fees paid based on MP Securities Networking Agreement with ACCU	40	17

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

As of March 31, 2022 and December 31, 2021, respectively, $23 thousand and $17 thousand had been sold and was outstanding under this agreement. This has been classified as secured borrowings on our balance sheet. At March 31, 2022 and December 31, 2021, the Company has deposited $23 thousand and $17 thousand, respectively, in an account at ACCU as collateral for these borrowings. These funds are considered restricted cash.

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

Line of Credit:

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU. The ACCU line of credit (“ACCU LOC”) is a $5.0 million short-term demand facility with a maturity date of September 23, 2022. See Note 10: Credit Facilities and Other Debt for additional terms and conditions of the ACCU LOC. Management believes these terms are equivalent to those that prevail in arm's length transactions. As of

March 31, 2022, there were $2.0 million in borrowings outstanding on the ACCU line of credit.

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2022	2021
Total funds held on deposit at KCT	$—	$1,018
Amount owed on KCT line of credit	—	—
Loans pledged on KCT line of credit	9,141	8,492
Outstanding loan participations sold to KCT and serviced by the Company	4,621	4,598

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2022	2021
Interest earned on funds held with KCT	$—	$6
Loans sold to KCT	56	—
Dollar amount of draws on KCT line of credit	2,000	2,000
Interest expense on KCT line of credit	15	—
Fees paid based on MP Securities Networking Agreement with KCT	41	4

Funds on deposit with KCT:

On January 13, 2020, the Company purchased $1.0 million of certificates of deposit from KCT. The certificates matured on October 13, 2021 and the funds were transferred to a savings account at KCT. There was less than $500 in this account at March 31, 2022.

Line of credit:

On September 30, 2020, the Company entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution. The KCT line of credit (“KCT LOC”) is a $7.0 million short-term demand facility with a maturity date of September 30, 2022. See Note 10: Credit Facilities and Other Debt for additional terms and conditions of the KCT LOC. Management believes these terms are equivalent to those that prevail in arm's length transactions. As of March 31, 2022, there was no outstanding balance on the KCT LOC.

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

Loan Participation Interests Sold

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and charges KCT a customary fee for servicing the loan. As of March 31, 2022, the Company services $4.6 million in loan participations that it has sold to KCT.

Transactions with Other Equity Owners

From time to time the Company will engage in transactions with other owners or related parties.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2022	2021
Outstanding loan participations sold to UFCU and serviced by the Company	$4,262	$4,275
Outstanding loan participations sold to NFCU and serviced by the Company	4,963	4,991
Outstanding notes payable to officers and managers	1,005	261
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

Investor Notes Sold

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $1.0 million and $261 thousand at March 31, 2022 and December 31, 2021, respectively.

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

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2036. The loan portfolio had a weighted average interest rate of 6.19% and 6.21% as of March 31, 2022 and December 31, 2021, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	March 31,	December 31,
	2022	2021
Loans to evangelical churches and related organizations:
Real estate secured	$89,822	$98,858
Other secured	424	425
Unsecured	116	122
Total loans	90,362	99,405
Deferred loan fees, net	(252)	(304)
Loan discount	(212)	(220)
Allowance for loan losses	(1,551)	(1,638)
Loans, net	$88,347	$97,243

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of March 31, 2022 and December 31, 2021. The following table shows the changes in the allowance for loan losses for the three months ended March 31, 2022 and the year ended December 31, 2021 (dollars in thousands):

	Three months ended	Year ended
	March 31, 2022	December 31, 2021
Balance, beginning of period	$1,638	$1,516
Provision (credit) for loan loss	(87)	122
Charge-offs	—	—
Balance, end of period	$1,551	$1,638

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	March 31, 2022	December 31, 2021
Loans:
Individually evaluated for impairment	$9,649	$9,688
Collectively evaluated for impairment	80,713	89,717
Balance	$90,362	$99,405

Allowance for loan losses:
Individually evaluated for impairment	$631	$631
Collectively evaluated for impairment	920	1,007
Balance	$1,551	$1,638

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2022
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$53,079	$1,991	$—	$—	$55,070
Watch	25,544	29	70	—	25,643
Special mention	—	—	—	—	—
Substandard	7,511	1,635	—	—	9,146
Doubtful	503	—	—	—	503
Loss	—	—	—	—	—
Total	$86,637	$3,655	$70	$—	$90,362

Credit Quality Indicators (by class)
As of December 31, 2021
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$67,580	$2,007	$172	$—	$69,759
Watch	19,858	30	70	—	19,958
Special mention	—	—	—	—	—
Substandard	7,535	1,650	—	—	9,185
Doubtful	503	—	—	—	503
Loss	—	—	—	—	—
Total	$95,476	$3,687	$242	$—	$99,405

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$7,373	$—	$503	$7,876	$78,761	$86,637	$—
Wholly-Owned Junior	—	—	—	—	3,655	3,655	—
Participation First	—	—	—	—	70	70	—
Participation Junior	—	—	—	—	—	—	—
Total	$7,373	$—	$503	$7,876	$82,486	$90,362	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$—	$—	$503	$503	$94,973	$95,476	$—
Wholly-Owned Junior	—	—	—	—	3,687	3,687	—
Participation First	—	—	—	—	242	242	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$503	$503	$98,902	$99,405	$—

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

Impaired Loans (by class)	As of	As of
	March 31,	December 31,
	2022	2021
Wholly-Owned First
Recorded Investment with allowance	$1,361	$1,371
Recorded with no Allowance	9,993	9,339
Total Recorded Investment	$11,354	$10,710
Unpaid Principal Balance	$11,552	$10,905
Wholly-Owned Junior
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	1,635	1,650
Total Recorded Investment	$1,635	$1,650
Unpaid Principal Balance	$1,685	$1,685
Participation First
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	—	—
Total Recorded Investment	$—	$—
Unpaid Principal Balance	$—	$—
Participation Junior
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	—	—
Total Recorded Investment	$—	$—
Unpaid Principal Balance	$—	$—
Total Impaired Loans
Recorded Investment with allowance	$1,361	$1,371
Recorded with no Allowance	11,628	10,989
Total Recorded Investment	$12,989	$12,360
Unpaid Principal Balance	$13,237	$12,590

Impaired Loans (by class)	For the three months ended
	March 31,	March 31,
	2022	2021
Wholly-Owned First
Average Recorded Investment	$12,182	$9,899
Interest Income Recognized	153	91
Wholly-Owned Junior
Average Recorded Investment	1,643	—
Interest Income Recognized	—	—
Participation First
Average Recorded Investment	—	—
Interest Income Recognized	—	—
Participation Junior
Average Recorded Investment	—	—
Interest Income Recognized	—	—
Total Impaired Loans
Average Recorded Investment	$13,825	$9,899
Interest Income Recognized	153	91

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	March 31, 2022	December 31, 2021
Church loans:
Wholly-Owned First	$8,014	$6,162
Wholly-Owned Junior	1,635	1,650
Participation First	—	—
Participation Junior	—	—
Total	$9,649	$7,812

Beginning in April, 2020, the Company has taken measures to assist borrowers adversely affected by COVID-19 by deferring principal and/or interest payments. The concessions granted meet the qualifications under Section 4013 of the CARES Act, and, as a result, the Company has elected not to account for these modifications as troubled debt restructurings. The Company granted these concessions to 35 borrowers during the year ended December 31, 2020, representing an outstanding loan principal balance of $47.8 million. One of these loans was further restructured during the year ended December 31, 2021 as a troubled debt restructuring that did not qualify as a CARES Act deferral. The Company restructured one loan during the year ended December 31, 2021 that qualified as a CARES Act modification and was not accounted for as a troubled debt restructuring. This loan had an outstanding balance of $1.3 million at the time of the modification. The borrower resumed making contractual payment prior to December 31, 2021. As of December 31, 2021, no loans were under CARES Act deferrals. The Company did not restructure any loans that qualified as CARES Act modifications during the three months ended March 31, 2022.

The Company restructured one loan during the three months ended March 31, 2022 that did not qualify as a CARES Act modification. A summary of loans the Company restructured during the three-month periods ended March 31, 2022 and 2021 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
	For the three months ended
	March 31, 2022	March 31, 2021
Church loans:
Wholly-Owned First
Number of Loans	1	—
Pre-Modification Outstanding Recorded Investment	$996	$—
Post-Modification Outstanding Recorded Investment	996	—
Recorded Investment At Period End	996	—
Wholly-Owned Junior
Number of Loans	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—
Post-Modification Outstanding Recorded Investment	—	—
Recorded Investment At Period End	—	—
Participation First
Number of Loans	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—
Post-Modification Outstanding Recorded Investment	—	—
Recorded Investment At Period End	—	—
Participation Junior
Number of Loans	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—
Post-Modification Outstanding Recorded Investment	—	—
Recorded Investment At Period End	—	—
Total
Number of Loans	1	—
Pre-Modification Outstanding Recorded Investment	$996	$—
Post-Modification Outstanding Recorded Investment	996	—
Recorded Investment At Period End	996	—

The Company has two restructured loans that are past maturity as of March 31, 2022. The Company has entered into forbearance agreements with the borrowers and is evaluating what actions it should undertake to protect its investment on these loans. These forbearance agreements include reduced monthly payment amounts and additional reporting requirements. The loan that was restructured during the three months ended March 31, 2022 did not subsequently default.

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

As of March 31, 2022, the Company has made no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

Note 5: Investments in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). Intertex is a managing member of the LLC, with authority to direct operations. The Company is a non-managing member with no authority beyond limited rights granted to the Company by the operating agreement. The Valencia Hills Project is a joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand and represented 100% of the ownership of the joint venture. The Company's ownership percentage in the joint venture was 74% as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, the value of the Company’s investment in the joint venture was $882 thousand. Management’s impairment analysis of the investment as of March 31, 2022 has determined that the investment is not impaired.

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended
	March 31,
	2022	2021
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$299	$296
Gains on loan sales	3	3
Other non-interest income	—	2
Non-interest income, out of scope, ASC 606
Lending fees	32	52
Gain on debt extinguishment	1,500	2,398
Total non-interest income	$1,834	$2,751

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

(dollars in thousands)	For the three months ended
	March 31, 2022	March 31, 2021
Broker-dealer revenue
Securities commissions
Transactional	$89	$57
AUM	11	13
	100	70
Sale of investment company shares
Transactional	14	14
AUM	26	22
	40	36
Other insurance product revenue
Transactional	56	101
AUM	10	12
	66	113
Advisory fee income
Transactional	—	—
AUM	93	77
	93	77
Total broker-dealer revenue
Transactional	159	172
AUM	140	124
	$299	$296

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	For the
	Three months ended		Year ended
	March 31,		December 31,
	2022	2021	2021
Loan participation interests sold by the Company	$615	$3,467	$14,053
Total participation interests sold and serviced by the Company	41,573	40,695	46,056
Servicing income	30	44	189

Servicing Assets
Balance, beginning of period	$170	$147	$147
Additions:
Servicing obligations from sale of loan participations	3	7	81
Subtractions:
Amortization	(29)	(12)	(58)
Balance, end of period	$144	$142	$170

ACCU Loan Participation Agreement

As detailed in Note 3: Related Party Transactions, effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Sales made under the Master LP Agreement are done on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the three months ended March 31, 2022, the Company sold one loan participation for $6 thousand to ACCU under the provisions of the Master LP Agreement. Due to the recourse provisions of the agreement, the $6 thousand participation sale is classified as a secured borrowing and is presented as part of other secured borrowings on the Company’s balance sheet.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that was valued at $301 thousand at March 31, 2022 and December 31, 2021. There was no allowance for losses on foreclosed assets at March 31, 2022 and December 31, 2021. The Company did not record any provision for losses on foreclosed assets during the three months ended March 31, 2022 and 2020.

During the year ended December 31, 2021, the Company sold a residential property it had acquired in a foreclosure action that had previously been completely written off. The Company realized a gain of $44 thousand on this sale.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

Foreclosed Asset Expenses	For the three months ended March 31,
	2022	2021
Provision for losses	—	—
Operating expenses	5	21
Total foreclosed asset expenses	$5	$21

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	March 31,	December 31,
	2022	2021

Furniture and office equipment	$524	$522
Computer system	214	214
Leasehold improvements	43	43
Total premises and equipment	781	779
Less accumulated depreciation and amortization	(619)	(607)
Premises and equipment, net	$162	$172

	For the three months ended
	March 31,	March 31,
	2022	2021

Depreciation and amortization expense	$12	$12

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of March 31, 2022 are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$15,019	$450	11/1/2026	$18,949	$—
KCT LOC	4.000%	Variable	—	—	9/30/2022	9,141	—
ACCU LOC	4.000%	Variable	2,000	—	9/23/2022	6,733	—
ACCU Secured	4.750%	Fixed	23	—	7/1/2026	—	23

Term-Debt Credit Facility

The Company has a secured term-debt credit facility with OSK VII, LLC, an investment fund (“OSK”). The facility is non-revolving and does not include an option to renew or extend additional credit. Additionally, the facility does not contain a prepayment penalty. Under the terms of the credit facility, the Company must maintain a minimum collateralization ratio of at least 120%. If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to meet its obligation to maintain a minimum collateralization ratio. The collateral securing the facility at March 31, 2022 and December 31, 2021 satisfied the 120% minimum ratio. As of March 31, 2022, the Company has only pledged qualifying mortgage loans as collateral on the credit facility. In addition, the credit facility includes a number of borrower covenants. The Company is in compliance with these covenants as of March 31, 2022 and December 31, 2021. On March 5, 2021, the Company made a $14.3 million principal prepayment on this facility and realized a $2.3 million gain on the extinguishment of debt as a result of this payment. On January 6, 2022, the Company made a $16.5 million principal prepayment on this facility and realized a $1.5 million gain on the extinguishment of debt as a result of this payment. The Company was in compliance with its covenants under the facility at the time of these payments.

Future principal contractual payments of the Company’s term-debt during the twelve-month periods ending March 31, are as follows (dollars in thousands):

2023	$5,082
2024	5,214
2025	4,723
Total	$15,019

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

KCT Line of Credit

On September 30, 2020, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution (“KCT LOC”). The KCT LOC is a revolving $7.0 million short-term demand credit facility. The facility carried no outstanding balance at March 31, 2022. The interest rate on the facility is equal to the Prime Rate as published in the Wall Street Journal plus 0.50%. The interest rate on the KCT LOC was 4.00% on March 31, 2022. The KCT LOC automatically renews for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement. As neither party furnished written notice to the other prior to the termination date, the KCT LOC was renewed for another one-year term. Currently, its maturity date is September 30, 2022.

The Company may draw funds on the KCT LOC at any time until the line is fully drawn. However, the Company may only use the KCT LOC to warehouse loans until they are sold. Repayment of each advance is due one hundred and twenty (120) days after the advance is made or earlier in the event that a collateral loan becomes more than sixty (60) days delinquent and the Company fails to cure such deficiency. To secure its obligations under the KCT LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT LOC. The minimum ratio must equal at least 120%. The KCT LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at March 31, 2022. As of March 31, 2022, the Company did not have an outstanding balance on the KCT LOC. A total of $9.1 million and $8.5 million in loans were pledged on this facility as of March 31, 2022 and December 31, 2021, respectively.

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with a one-year maturity date of September 23, 2022. The facility carried an outstanding balance of $2.0 million at March 31, 2022. The interest rate on the facility is equal to the Prime Rate as published in the Wall Street Journal plus 0.75%. This rate will be adjusted on January 10th each year to account for the current Prime Rate but cannot be adjusted below 4.00%. The interest rate on the ACCU LOC was 4.00% on March 31, 2022. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that equals or exceeds $10.0 million at all times during the term of the loan. The ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at March 31, 2022. A total of $6.7 million and $6.8 million in loans were pledged on this facility as of March 31, 2022 and December 31, 2021, respectively.

ACCU Secured Borrowings

As detailed in Note 3: Related Party Transactions, on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $23 thousand and $17 thousand in secured borrowings were outstanding under the Master LP Agreement as of March 31, 2022 and December 31, 2021. These borrowings have various contractual maturities ranging from 2026 to 2031.

Note 11: Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		March 31, 2022		December 31, 2021
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1 Offering	Unsecured	$867	3.62%	$3,654	4.45%
Class 1A Offering	Unsecured	23,964	3.88%	27,116	4.11%
2021 Class A Offering	Unsecured	36,332	3.19%	34,524	3.20%
Public Offering Total		$61,163	3.47%	$65,294	3.65%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$11,839	4.55%	$11,526	4.47%
Private Offering Total		$11,839	4.55%	$11,526	4.47%

Total Investor Notes Payable		$73,002	3.64%	$76,820	3.77%
Investor Notes Payable Totals by Security	Offering Type
Unsecured Total	Unsecured	$73,002	3.64%	$76,820	3.77%

Future maturities for the Company’s investor notes during the twelve-month periods ending March 31, are as follows (dollars in thousands):

2023	$17,158
2024	14,282
2025	10,637
2026	17,733
2027	13,192
Total	$73,002

Debt issuance costs related to the Company’s investor notes payable, net of amortization, were $92 thousand and $88 thousand at March 31, 2022 and December 31, 2021, respectively.

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

SEC Registered Public Offerings

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of March 31, 2022 and December 31, 2021. The Company issued the Class 1 Notes under a Trust Indenture entered into by and between the Company and U.S. Bank. The Class 1 Offering expired on December 31, 2017.

Class 1A Offering.

In February 2018, the Company launched its Class 1A Notes Offering. Pursuant to a Registration Statement declared effective on February 27, 2018, the Company registered $90 million of its Class 1A Notes in two series – fixed and variable notes. The Class 1A Notes are unsecured. The interest rate paid on the Fixed Series Notes is determined in reference to a Constant Maturity Treasury Index published by the U.S. Department of Treasury (“CMT Index”) in effect on the date that the note is issued plus a rate spread as described in the Company’s Class 1A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month

LIBOR rate. The Company issued the Class 1A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank. The Class 1A Offering expired on December 31, 2020.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at March 31, 2022 and December 31, 2021.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	March 31, 2022	December 31, 2021
Undisbursed loans	$264	$270

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Operating Leases

The Company has a lease agreement for its offices in Brea, California and a vehicle used by executive management. The Company renewed its Brea office lease in January 2019 for an additional five-year term. The lease does not contain any additional options to renew. The Company has determined that both leases are operating leases. The Company used its incremental borrowing rates to determine the discount rates used in the asset calculations. The Company’s lease agreement for its Fresno office expired in March 2022. A three-year renewal agreement for the lease was signed in April 2022 beginning May 1, 2022 and terminating April 30, 2025. The agreement does not contain any options to renew. The lease payments associated with the renewal have been included in the future minimum lease payments table below.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Year ended
	March 31,		December 31,
	2022	2021	2021
Lease cost
Operating lease cost	$45	$43	$174
Other information
Cash paid for operating leases	50	43	174
Right-of-use assets obtained in exchange for operating lease liabilities	22	—	—
Weighted average remaining lease term (in years)	1.61	2.42	1.96
Weighted-average discount rate	4.69%	4.65%	4.71%

Future minimum lease payments and lease costs for the twelve months ending March 31, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2023	$184	$181
2024	152	147
2025	35	35
2026	3	2
Total	$374	$365

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

Note 14: Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the three months ended March 31, 2022 and 2021 were $32 thousand and $22 thousand, respectively.

Profit Sharing

The profit-sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee's annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit-sharing contribution for the three months ended March 31, 2022 and 2021.

Supplemental Executive Retirement Plan

On March 30, 2022, the Company entered into a Supplemental Executive Retirement Plan (the “SERP”) with its President and Chief Executive Officer, Joseph W. Turner, Jr. The SERP is an unfunded non-qualified plan that is intended to provide Mr. Turner with a fixed benefit over a ten-year period after Mr. Turner incurs a separation from service with the Company. The SERP has been established as a supplemental retirement and death benefits arrangement that conforms with the provisions of Section 409(A) of the Internal Revenue Code. If Mr. Turner retires on or after his expected retirement date, he will be entitled to receive $60,000 per year over a ten-year period, payable in equal monthly installments commencing the first day of the month following his separation from service.

For purposes of the SERP, Mr. Turner’s accrued benefit is subject to a maximum sum of $600,000, with payments made annually in equal monthly installments over a ten-year period. The Company is liable for the entire amount of this benefit unless Mr. Turner incurs a separation of service prior to the vesting date in August 2024. The Company’s management has determined that such a separation is unlikely to occur prior to the vesting date and has accrued the entire benefit as of March 31, 2022.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at March 31, 2022 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$16,061	$16,061	$—	$—	$16,061
Loans, net	88,347	—	—	87,737	87,737
Investment in joint venture	882	—	—	882	882
Accrued interest receivable	461	—	—	461	461
FINANCIAL LIABILITIES:
Lines of credit	$2,000	$—	$—	$2,000	$2,000
Term-debt	15,019	—	—	13,587	13,587
Other secured borrowings	23	—	—	25	25
Investor notes payable	72,910	—	—	73,138	73,138
Other financial liabilities	318	—	—	318	318

		Fair Value Measurements at December 31, 2021 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$28,080	$28,080	$—	$—	$28,080
Loans, net	97,243	—	—	97,913	97,913
Investments in joint venture	882	—	—	882	882
Accrued interest receivable	507	—	—	507	507
FINANCIAL LIABILITIES:
Lines of credit	$2,000	$—	$—	$2,000	$2,000
Term-debt	32,749	—	—	31,489	31,489
Other secured borrowings	17	—	—	18	18
Notes payable	76,732	—	—	76,871	76,871
Other financial liabilities	455	—	—	455	455

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2022 and December 31, 2021.

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

Lines of Credit, Term-debt, Other Secured Borrowings – Management estimates the fair value of borrowings from financial institutions discounting the future cash flows of the borrowings. The discount rate the Company uses is the current incremental borrowing rate for similar types of borrowing arrangements.

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing. The fair value of loan commitments is insignificant at March 31, 2022 and December 31, 2021.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2022:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$8,941	$8,941
Investment in joint venture	—	—	882	882
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$10,124	$10,124

Assets at December 31, 2021:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$8,981	$8,981
Investments in joint venture	—	—	882	882
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$10,164	$10,164

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

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

March 31, 2022
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$8,941	Discounted appraised value	Selling cost / Estimated market decrease	11% - 81% (21%)
Investment in joint venture	882	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2021
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,981	Discounted appraised value	Selling cost / Estimated market decrease	11% - 81% (21%)
Investments in joint venture	882	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2021 and 2020, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2021 and 2020, MP Realty has federal and state net operating loss carryforwards of approximately $431 thousand and $430 thousand, respectively, which begin to expire in 2031. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at March 31, 2022 and December 31, 2021.

Tax years ended December 31, 2018 through December 31, 2021 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2017 through December 31, 2021 remain subject to examination by the California Franchise Tax Board and various other state jurisdictions.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended
	March 31, 2022	March 31, 2021
Revenue from external sources
Finance Company	$3,060	$4,225
Broker Dealer	299	408
Adjustments / Eliminations	—	—
Total	$3,359	$4,633

Revenue from internal sources
Finance Company	$—	$—
Broker Dealer	285	261
Adjustments / Eliminations	(285)	(261)
Total	$—	$—

Total non-interest expense and provision for tax
Finance Company	$1,646	$1,253
Broker Dealer	572	370
Other Segments	11	—
Adjustments / Eliminations	—	—
Total	$2,229	$1,623

Net profit (loss)
Finance Company	$350	$1,762
Broker Dealer	12	299
Other Segments	(11)	—
Adjustments / Eliminations	5	(11)
Total	$356	$2,050

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Total assets
Finance Company	$102,675	$123,753
Broker Dealer	4,144	3,946
Other Segments	402	559
Adjustments / Eliminations	(310)	(293)
Total	$106,911	$127,965

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three month periods ended March 31, 2022 and 2021. It should be read in conjunction with our December 31, 2021 Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements regarding Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, MPF, MP Realty, MPC, and MP Securities, including, without limitation, statements regarding our expectations with respect to revenue, credit losses, levels of non-performing assets, expenses, earnings and other measures of financial performance. Statements that are not statements of historical facts may be deemed to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend”, “should”, “seek”, “will”, and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management.

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon various factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly-owned subsidiaries, MPF, MP Realty, MP Securities, and MPC.

OVERVIEW

As the effects of the worldwide pandemic begin to lessen in severity, indicators of economic activity have continued to strengthen with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. In its press release on March 16, 2022, the Federal Reserve Board noted that job gains have been strong in recent months, and the employment rate has declined substantially. However, rising prices have become a concern and the recent Russian invasion of Ukraine is expected to create additional upward pressure on prices. As a result, the Federal Reserve Board raised the fed funds rate up from 25bp to 50bp during the first quarter of 2022. The Federal Reserve Board has also indicated it expects to continue to increase rates, which it did again in May, and take other measures to counter these inflationary pressures. Due to these factors, we believe that economic uncertainty remains high and could negatively impact our ministry borrowers and financial results.

For the three months ended March 31, 2022, the Company generated $356 thousand in net income. During this period the most significant factor in generating net income was a $1.5 million gain on debt extinguishment resulting from an early paydown of a credit facility. The gain was offset by $600 thousand in additional deferred compensation expense due to the establishment of a SERP with the Company’s President and Chief Executive Officer. In addition, the Company accrued $203 thousand in discretionary bonuses for its employees.

Financial Condition

Comparison of Financial Condition on March 31, 2022 and December 31, 2021

			Comparison
	2022	2021	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$15,986	$28,080	$(12,094)	(43%)
Restricted cash	75	69	6	9%
Loans receivable, net of allowance for loan losses of $1,551 and $1,638 as of March 31, 2022 and December 31, 2021, respectively	88,347	97,243	(8,896)	(9%)
Accrued interest receivable	461	507	(46)	(9%)
Investment in joint venture	882	882	—	—%
Property and equipment, net	162	172	(10)	(6%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	144	170	(26)	(15%)
Other assets	553	541	12	2%
Total assets	$106,911	$127,965	$(21,054)	(16%)
Liabilities and members’ equity
Liabilities:
Lines of credit	$2,000	$2,000	$—	100%
Term-debt	15,019	32,749	(17,730)	(54%)
Other secured borrowings	23	17	6	100%
Investor notes payable, net of debt issuance costs of $92 and $88 as of March 31, 2022 and December 31, 2021, respectively	72,910	76,732	(3,822)	(5%)
Accrued interest payable	222	252	(30)	(12%)
Other liabilities	1,967	1,704	263	15%
Total liabilities	92,141	113,454	(21,313)	(19%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated equity (deficit)	1,546	1,287	259	20%
Total members' equity	14,770	14,511	259	2%
Total liabilities and members' equity	$106,911	$127,965	$(21,054)	(16%)

On January 6, 2022, the Company negotiated a discounted partial paydown of principal of $16.0 million on our OSK term loan. This resulted in a gain on debt extinguishment of $1.5 million. The discounted partial paydown was the primary cause of a 16% decrease in our total assets. We funded the debt payoff through existing cash we set aside in previous periods for this type of opportunity, as well as raising cash from our loans receivable portfolio. Despite the debt extinguishment described above, cash only decreased $12.1 million as detailed further below.

To maintain a liquid balance sheet, we intend to sell participation interests in our new loan originations as well as out of our existing loan portfolio. For the three months ended

March 31, 2022, we funded $63 thousand in loans receivable and sold participation interests in loans receivable of $615 thousand during the same period. We also received $8.5 million in loan principal collections during the first quarter, mostly due to early loan payoffs from borrowers who refinanced elsewhere. Therefore, our loan portfolio provided $9.0 million in cash during the three months ended March 31, 2022.

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. For the three months ended March 31, 2022, net investor notes payable decreased $3.8 million. This decrease was primarily due to planned withdrawals or non-renewals from a few institutional clients, who, from time to time, choose to make withdrawals or decline to renew a note for cash management purposes. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organizations and the ministries they serve. Concurrently, MP Securities continues to increase its retail customer base through client referrals and its networking agreements with key strategic partners.

For the three months ended March 31, 2022 we had net income of $356 thousand. Our total members’ equity increased 2% to $14.8 million for the three months ended March 31, 2022, which resulted in a capital to asset ratio of 13.8%.

Liquidity and Capital Resources

In response to the economic uncertainty created from the COVID-19 pandemic, management began to generate liquidity by selling participation interests in its loans receivable during 2020 and throughout 2021. In 2022, the Company intends to moderate this strategy based on its current and expected near term liquidity needs. In the first quarter of 2022, we generated $615 thousand in cash from the sale of loan participation interests. This strategy will allow the Company to scale up its origination and servicing capacity while keeping liquidity levels within its guidelines. An additional liquidity tool we use in conjunction with our loan participation sales is a $7.0 million warehouse line of credit (“KCT LOC”) with Kane County Teachers Credit Union, for the specific purpose of funding loan originations, and offering participation interests in these loans through a short-term credit facility. This facility allows us to warehouse loan originations until we sell participations in these loans. We must repay each advance within one hundred twenty (120) days after receiving the advance. As of March 31, 2022, we had no outstanding balance on the KCT LOC.

The Company also has a revolving $5.0 million short-term demand credit facility (“ACCU LOC”) with America’s Christian Credit Union. The ACCU LOC has a one-year term with a maturity date of September 23, 2022. As of March 31, 2022, we had an outstanding balance of $2.0 million on this facility. The Company does not have any restrictions on how the funds may be used for this facility.

Management believes, if necessary, we will be able to raise additional cash through loan and investor note sales to keep sufficient levels of cash available to meet our debt obligations to investors. Because the Company was successful in raising cash from loan repayments, sales of loan participations, and its use of short-term credit facilities, we were able to take advantage of the opportunity to pay down our OSK debt facility at a discount, as described above. Despite this paydown, the Company is still operating with cash levels above its Board-approved policy. Cash, restricted cash, and certificates of deposit were $16.1 million as of March 31, 2022 and our liquidity ratio was 20%. Our liquidity policy, established by our Board of Managers, sets a minimum liquidity ratio and provides contingency protocols if our liquidity falls below the minimum. Our liquidity ratio was above the minimum set by our policy as of March 31, 2022.

Due to the discounted paydown of the term-debt the Company reported $1.5 million in gains on the extinguishment of debt. In addition to producing income, the early paydown of the term-debt eliminated the balloon payment that was due in November 2026.

Debt Securities

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate increased from 54% in the third quarter 2021 to 60% in the first quarter 2022. Our note renewals remain strong, and our advisory team at MP Securities continues to expand their clientele, which has also increased new note sales.

The table below shows the renewal rates of our maturing notes over the last three years ended December 31:

2021	55%
2020	60%
2019	75%

The renewal rate for the quarter ended March 31, 2022 as compared to March 31, 2021 is as follows:

•Three-month period ended March 31, 2022: 60%

•Three-month period ended March 31, 2021: 64%

Credit Facilities and Other Borrowings

Historically, we have funded a significant portion of our balance sheet through term-debt. However, due to recent debt reductions described above, the portion of our balance sheet funded through term-debt has been reduced significantly over the last several years. The table below is a summary of the Company’s $17.0 million in outstanding debt payable as of March 31, 2022 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$15,019	$450	11/1/2026	$18,949	$—
KCT LOC	4.000%	Variable	—	—	9/30/2022	9,141	—
ACCU LOC	4.000%	Variable	2,000	—	9/23/2022	6,733	—
ACCU Secured	4.750%	Fixed	23	—	7/1/2026	—	23

We cannot borrow additional funds on the OSK term loan; therefore, we will need to replace any principal paid on the facility through another source. To pay down our term loan, we intend to rely on the Company’s earnings, the debt securities we sell, net cash flow from our loans receivable portfolio, and the $5 million revolving ACCU LOC. We can also utilize the KCT LOC from which we can draw up to $7 million to facilitate warehousing new loan originations until we can sell loan participations in those loans. Each draw on the KCT LOC has a term of 120 days. The ACCU secured borrowing is a loan participation sale that is classified as a secured borrowing and will pay down as the loan amortizes.

The following table shows the maturity schedule of our OSK term-debt as of March 31, (dollars in thousands):

2023	$5,082
2024	5,214
2025	4,723
Total	$15,019

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of March 31, 2022, we are following our covenants on our investor notes payable, OSK term-debt credit facility, KCT LOC, and ACCU LOC.

•For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable”, to Part I “Financial Information” of this Report.

•For additional information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part I “Financial Information” of this Report.

Results of Operations: March 31, 2022

The analysis below describes the Company’s results of operations for the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021.

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$17,385	$4	0.09%	$22,538	$14	0.25%
Interest-earning loans [1]	88,342	1,521	6.98%	109,176	1,868	6.94%
Total interest-earning assets	105,727	1,525	5.85%	131,714	1,882	5.79%
Non-interest-earning assets	8,915	—	—%	7,498	—	—%
Total Assets	114,642	1,525	5.39%	139,212	1,882	5.48%

Liabilities:
Investor notes payable gross of debt issuance costs	77,127	688	3.62%	76,671	665	3.52%
Other debt	20,277	139	2.78%	47,171	289	2.48%
Total interest-bearing liabilities	97,404	827	3.44%	123,842	954	3.12%
Debt issuance cost		34			13
Total interest-bearing liabilities net of debt issuance cost	$97,404	861	3.58%	$123,842	967	3.17%

Net interest income		$664			$915
Net interest margin			2.55%			2.82%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2022 vs. 2021
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$(3)	$(7)	$(10)
Interest-earning loans	(359)	12	(347)
Total interest-earning assets	(362)	5	(357)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	4	19	23
Other debt	(181)	31	(150)
Debt issuance cost	—	21	21
Total interest-bearing liabilities	(177)	71	(106)
Change in net interest income	$(185)	$(66)	$(251)

Total interest income for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 decreased mostly due to a volume variance on interest-earning loans. The volume variance on loans was due to loan participation sales and early payoffs on our loan portfolio. While the weighted average rate of our loan portfolio is 6.19%, our interest-bearing loans yielded close to 7.0% for the quarter ended March 31, 2022 due to the recognition of net deferred fees in interest income. When we sell loan participations and when loans pay off early, deferred fee amortization is accelerated, which causes higher interest income yields than the weighted average loan portfolio rate.

The decrease in interest income described above was offset somewhat by a decrease in interest expense due to a volume variance. The decrease in total interest expense shown above, is primarily due to a volume variance on other debt. The volume variance was due to the debt paydown as described above.

Overall as shown in the table above, net interest income decreased by $251 thousand due to a greater decrease in interest income due to volume variance on loans than the decrease in interest expense due to the volume variance on other debt.

Provision and non-interest income and expense

	Three months ended
	March 31,		Comparison
	(in thousands)
	2022	2021	$ Diff	% Diff
Net interest income	$664	$915	$(251)	(27%)
Credit for loan losses	(87)	(7)	(80)	1143%
Net interest income after credit for loan losses	751	922	(171)	(19%)
Total non-interest income	1,834	2,751	(917)	(33%)
Total non-interest expenses	2,224	1,618	606	37%
Income before provision for income taxes	361	2,055	(1,694)	(82%)
Provision for income taxes and state LLC fees	5	5	—	—%
Net income	$356	$2,050	$(1,694)	(83%)

Net interest income after provision for loan losses decreased by $171 thousand for the quarter ended March 31, 2022, over the quarter ended March 31, 2021. This decrease was primarily due to the decrease in net interest income described above and offset somewhat as the provision for loan losses decreased by $80 thousand due to the lower average loan balance described above.

The decrease in total non-interest income as shown in the table above was primarily due to income on debt extinguishment of $1.5 million recognized during the three month period ended March 31, 2022 compared to the $2.4 million recognized during the three month period ended March 31, 2021.

Total non-interest expense increased as shown in the table above due to the establishment of the SERP with our President and Chief Executive Officer in the amount of $600 thousand as described above. This is a non-recurring expense.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2022. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three months ended March 31, 2022.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of March 31, 2022, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three-month periods ended March 31, 2022 and 2021; (ii) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2022; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (iv) Notes to Consolidated Financial Statements.

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

Dated: May 10, 2022

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By: /s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer