Form 10-Q
period 2022-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2022-08-11
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(714) 671-5720

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ◻.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company filer, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company.” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ◻	Accelerated filer ☐	Non-accelerated filer ◻
Smaller reporting company filer ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑.

At June 30, 2022, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

(Dollars in thousands Except Unit Data)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$11,485	$28,080
Restricted cash	66	69
Loans receivable, net of allowance for loan losses of $1,702 and $1,638 as of June 30, 2022 and December 31, 2021, respectively	88,160	97,243
Accrued interest receivable	484	507
Investment in joint venture	882	882
Other investments	1,015	—
Property and equipment, net	152	172
Foreclosed assets, net	301	301
Servicing assets	128	170
Other assets	750	541
Total assets	$103,423	$127,965
Liabilities and members’ equity
Liabilities:
Lines of credit	$2,000	$2,000
Term-debt	10,459	32,749
Other secured borrowings	15	17
Investor notes payable, net of debt issuance costs of $72 and $88 as of June 30, 2022 and December 31, 2021, respectively	74,018	76,732
Accrued interest payable	227	252
Other liabilities	2,009	1,704
Total liabilities	88,728	113,454
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2022 and December 31, 2021 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2022 and December 31, 2021; See Note 13	1,509	1,509
Accumulated earnings	1,471	1,287
Total members' equity	14,695	14,511
Total liabilities and members' equity	$103,423	$127,965

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Interest on loans	$1,394	$1,753	$2,915	$3,621
Interest on interest-bearing accounts	11	11	15	25
Total interest income	1,405	1,764	2,930	3,646
Interest expense:
Investor notes payable	699	677	1,421	1,355
Other debt	112	256	251	545
Total interest expense	811	933	1,672	1,900
Net interest income	594	831	1,258	1,746
Provision (credit) for loan losses	24	112	(63)	104
Net interest income after provision (credit) for loan losses	570	719	1,321	1,642
Non-interest income:
Broker-dealer commissions and fees	217	206	516	502
Other income	59	73	94	130
Gain on debt extinguishment	300	—	1,800	2,398
Total non-interest income	576	279	2,410	3,030
Non-interest expenses:
Salaries and benefits	678	623	2,180	1,538
Marketing and promotion	21	9	114	220
Office occupancy	45	45	88	89
Office operations and other expenses	299	320	746	616
Foreclosed assets, net	4	—	9	21
Legal and accounting	65	151	199	283
Total non-interest expenses	1,112	1,148	3,336	2,767
Income (loss) before provision (credit) for income taxes	34	(150)	395	1,905
Provision for income taxes and state LLC fees	5	5	10	10
Net income (loss)	$29	$(155)	$385	$1,895

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

	Six months ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$385	$1,895
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	22	25
Amortization of deferred loan fees	(75)	(109)
Amortization of debt issuance costs	54	24
Provision (credit) for loan losses	(63)	104
Accretion of loan discount	(12)	(11)
Gain on sale of loans	(3)	(19)
Gain on extinguishment of debt	(1,800)	(2,398)
Gain on other investments	(15)	—
Changes in:
Accrued interest receivable	23	75
Other assets	(163)	172
Accrued interest payable	(25)	(89)
Other liabilities	375	171
Net cash used by operating activities	(1,297)	(160)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(405)	(368)
Loan originations	(2,448)	(8,526)
Loan sales	1,216	9,595
Loan principal collections	10,869	7,976
Purchase of other investments	(1,000)	—
Redemption of certificates of deposit	—	761
Investment in joint venture	—	6
Purchase of property and equipment	(2)	—
Net cash provided by investing activities	8,230	9,444
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(20,490)	(14,087)
Borrowings, net of repayments on lines of credit	—	1,825
Repayments on secured borrowings	(2)	—
Net change in investor notes payable	(2,730)	(4,243)
Debt issuance costs	(38)	(66)
Dividends paid on preferred units	(271)	(216)
Net cash used by financing activities	(23,531)	(16,787)
Net decrease in cash and restricted cash	(16,598)	(7,503)
Cash, cash equivalents, and restricted cash at beginning of period	28,149	21,973
Cash, cash equivalents, and restricted cash at end of period	$11,551	$14,470
Supplemental disclosures of cash flow information
Interest paid	$1,697	$1,989
Income taxes paid	20	20
Supplemental disclosures of non-cash transactions
Servicing assets recorded	3	28
Leased assets obtained in exchange of new operating lease liabilities	106	—
Lease liabilities recorded	101	—
Dividends declared to preferred unit holders	113	14

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly-owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. A more detailed description of the Company’s accounting policies is included in its 2021 annual report filed on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2022 and 2021 are not necessarily indicative of the results for the full year.

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company was formed in California in 1991. The Company’s primary operations are financing commercial real property secured loans and providing investment advisory and insurance services and products for the benefit of evangelical churches, ministries, and individuals.

The Company’s wholly-owned subsidiaries are:

●	Ministry Partners Funding, LLC, a Delaware limited liability company (“MPF”);
●	MP Realty Services, Inc., a California corporation (“MP Realty”);
●	Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”); and
●	Ministry Partners for Christ, Inc., a not-for-profit Delaware corporation (“MPC”).

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

While it is not possible to know the full extent of the long-term impact of COVID-19, resulting measures to curtail its spread and recovery of the economy as the U.S. reopens and prepares for the variant strains of the pandemic, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Cash, and Cash Equivalents

Cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of June 30, 2022 and December 31, 2021.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had no certificates of deposit with original maturities of greater than three months at June 30, 2022 and December 31, 2021.

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

The Company is accounting for its investment in joint venture under the equity method of accounting. Under this method, the Company records its proportionate share of the joint venture net income or loss in the Company’s statement of operations. The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment change if the loss in value is deemed other than temporary. Management determined that investment in the joint venture was not impaired at June 30, 2022.

Other Investments

In June 2022, MP Securities purchased two ten-year fixed annuities from insurance companies. These annuities carry different features, including guaranteed fixed income components, variable income components, premium bonuses, and potential withdrawal charges. The Company carries these investments at cost and adjusts for guaranteed income when such income is realized. The principal balances of these annuities are guaranteed but are not insured; however, management does not anticipate losses.

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

Allowance for Loan Loss Evaluation

Management evaluates the allowance for loan losses on a regular basis. The Company establishes the allowance for loan losses based upon its periodic review of several factors management believes influences the collectability of the loans, including:

●	the Company’s loss history;
●	the characteristics and volume of the loan portfolio;
●	adverse conditions that may affect the borrower’s ability to repay;
●	the estimated value of any secured collateral; and
●	the current economic conditions.

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

The allowance consists of general and specific components. The general component covers non-classified loans. Management bases the general reserve on the Company’s loss history adjusted for qualitative factors. These qualitative factors are significant factors management considers likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from its historical loss experience. Management adjusts these factors on an on-going basis, some of which include:

●	changes in lending policies and procedures, including changes in underwriting standards and collection;

●	changes in national, regional, and local economic and industry conditions that affect the collectability of the portfolio, including the effects of the pandemic, recovery efforts, and long-term impact on our borrowers’ ministries from the pandemic;
●	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
●	changes in the value of the collateral for collateral-dependent loans; and
●	the effect of credit concentrations.

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

Management considers several factors when determining impairment status. These factors include the loan’s payment status, the value of any secured collateral, and the probability of collecting scheduled payments when due. Management generally does not classify loans that experience minor payment delays or shortfalls as impaired. Management determines the significance of payment delays or shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower. These circumstances include the length and reasons for the delay, the borrower’s payment history, and the amount of the shortfall in relation to the principal and interest owed.

Management measures impairment on a loan-by-loan basis using one of three methods:

●	the present value of expected future cash flows discounted at the loan’s effective interest rate;
●	the obtainable market price; or
●	the fair value of the collateral if the loan is collateral-dependent.

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

Management considers loans that it renews at below-market terms to be troubled debt restructurings if the below-market terms represent a concession due to the borrower’s troubled financial condition. The Company classifies troubled debt restructurings as impaired loans. For the loans that are not considered to be collateral-dependent, management measures troubled debt restructurings at the present value of estimated future cash flows using the loan’s effective rate at origination of the loan. The Company reports the change in the present value of cash flows related to the passage of time as interest income. If the loan is collateral-dependent, impairment is measured based on the fair value of the collateral.

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

Section 4013 of the CARES Act provides that a qualifying loan modification or extension is exempt by law from classification as a troubled debt restructuring pursuant to FASB ASC 340-10. On April 7, 2020, the Office of the Comptroller of the Currency and related financial agencies issued OCC Bulletin 2020-35, which provides further guidance regarding when a loan modification or extension is not subject to classification as a TDR pursuant to FASB ASC 340-10.

Under section 4013 of the CARES Act, financial institutions may elect not to categorize a loan modification as a troubled debt restructuring if it is

(1)	related to COVID-19;
(2)	executed on a loan that was not more than thirty (30) days past due as of December 31, 2019; and
(3)	executed between March 31, 2020, and January 2, 2022

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

Credit Quality Indicators

The Company has established a loan grading system to assist its management in analyzing and monitoring the loan portfolio. The Company classifies loans it considers lesser quality as watch, special mention, substandard, doubtful, or loss assets. The loan grading system is as follows:

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

Other non-interest income

Other non-interest income includes fees earned based on service contracts the Company has entered into with credit unions. The Company recognizes the revenue monthly based on the terms of the contracts, which require monthly payments for services the Company performs. Other non-interest income also includes realized income and gains on other investments.

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

Transfers of Financial Assets

Management accounts for transfers of financial assets as sales when the Company has surrendered control over the asset. Management deems the Company has surrendered control over transferred assets when:

●	the assets have been isolated from the Company;
●	the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred asset; and
●	the Company does not maintain effective control over the transferred asset through an agreement to repurchase it before its maturity.

The Company, from time to time, sells participation interests in mortgage loans it has originated or acquired. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion, and any portion that the transferor continues to hold must represent a participating interest. In addition, the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest:

●	each portion of a financial asset must represent a proportionate ownership interest in an entire financial asset;
●	from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their respective share of ownership;
●	the transfer must be made on a non-recourse basis (other than standard representations and warranties made under the loan participation sale agreement);
●	the transfer may not be subordinate to any other participating interest holder; and
●	no party has the right to pledge or exchange the entire financial asset.

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

Leases

The Company recognizes right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows depend on the lease classification as a finance or operating lease.

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

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreement, the Company has the ability to pledge cash as collateral for its borrowings. At June 30, 2022 and December 31, 2021, the Company had cash of $15 thousand and $17 thousand, respectively, pledged as collateral for its secured borrowings. See “Note 3: Related Party Transactions” for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	June 30,		December 31,
	2022	2021	2021
Cash and cash equivalents	$11,485	$14,419	$28,080
Restricted cash	66	51	69
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$11,551	$14,470	$28,149

Amounts included in restricted cash comprise funds required to be set aside in the CRD account with Financial Industry Regulation Authority (“FINRA”), funds the Company has deposited with RBC Dain as clearing deposits, and cash maintained in an account with ACCU as collateral for the Company’s secured borrowings. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with Evangelical Christian Credit Union (“ECCU”)

The tables below summarize transactions the Company conducts with ECCU, the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2022	2021
Total funds held on deposit at ECCU	$774	$3,797
Loan participations purchased from and serviced by ECCU	69	242

Related party transactions of the Company (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest earned on funds held with ECCU	$—	$—	$—	$1
Interest income earned on loans purchased from ECCU	1	4	3	8
Fees paid to ECCU from MP Securities Networking Agreement	2	1	4	1
Income from Successor Servicing Agreement with ECCU	—	2	—	4
Rent expense on lease agreement with ECCU	37	37	73	73

Loan participation interests purchased:

Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm’s length transaction. The Company did not purchase any loans from ECCU during the six months ended June 30, 2022 and 2021.

Lease and Services Agreement:

The Company leases its corporate offices and purchases other facility-related services from ECCU pursuant to a written lease and services agreement. Management believes these terms are equivalent to those that prevail in arm’s length transactions.

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

Successor Servicing Agreement with ECCU:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with ECCU. This agreement obligates the Company to serve as the successor loan-servicing agent for certain mortgage loans designated by ECCU. The Company was to service these loans in the event ECCU requests that the Company assume its obligation to act as the servicing agent for those loans. The original Agreement terminated in October 2019 and converted to a month-to-month agreement. The agreement was terminated at the request of ECCU in January 2022.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2022	2021
Total funds held on deposit at ACCU	$3,308	$4,083
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	975	1,830
Amount owed on ACCU secured borrowings	15	17
Amount owed on ACCU line of credit	2,000	2,000
Loans pledged on ACCU line of credit	6,689	6,768

Related party transactions of the Company (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest earned on funds held with ACCU	$4	$5	$7	$12
Loans sold to ACCU	—	—	—	1,000
Dollar amount of secured borrowings made from ACCU	1	—	7	—
Interest expense on ACCU borrowings	20	—	40	—
Income from broker services provided to ACCU by MPS	10	11	23	22
Fees paid based on MP Securities Networking Agreement with ACCU	12	24	52	42

Loan participation interests sold:

From time to time, the Company sells loan participation interests in loans it originates and services to ACCU. The Company negotiates pass-through interest rates on loan participation interests sold to ACCU on a loan-by-loan basis. Management believes these terms are equivalent to those that prevail in arm’s length transactions.

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

Sales made under the Master LP Agreement are done on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower. Under a separate Deposit Control Agreement reached in conjunction with the Master LP Agreement, the Company deposited cash on a one-to-one basis as collateral to secure the participation interest sold to ACCU. This cash is considered restricted cash. The Company retains the ability to sell loan participation interests to ACCU outside of the Master LP Agreement.

As of June 30, 2022 and December 31, 2021, respectively, $15 thousand and $17 thousand had been sold and was outstanding under this agreement. These have been classified as secured borrowings on our balance sheet. At June 30, 2022 and December 31, 2021, the Company has deposited $15 thousand and $17 thousand, respectively, in an account at ACCU as collateral for these borrowings. These funds are considered restricted cash.

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

Line of Credit:

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU. The ACCU line of credit (“ACCU LOC”) is a $5.0 million short-term demand facility with a maturity date of September 23, 2022. See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of the ACCU LOC. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of June 30, 2022, there were $2.0 million in borrowings outstanding on the ACCU line of credit. There were no borrowings under ACCU LOC at December 31, 2021.

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2022	2021
Total funds held on deposit at KCT	$1,250	$1,018
Loans pledged on KCT line of credit	—	8,492
Outstanding loan participations sold to KCT and serviced by the Company	4,263	4,598

Related party transactions of the Company (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest earned on funds held with KCT	$—	$6	$—	$11
Loans sold to KCT	56	1,072	56	1,072
Dollar amount of draws on KCT line of credit	2,000	1,825	—	3,825
Interest expense on KCT line of credit	—	31	15	31
Fees paid based on MP Securities Networking Agreement with KCT	3	2	44	6

Funds on deposit with KCT:

On January 13, 2020, the Company purchased $1.0 million of certificates of deposit from KCT. The certificates matured on October 13, 2021 and the funds were transferred to a savings account at KCT.

Line of credit:

On June 6, 2022, the Company terminated the existing $7.0 million Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution. It replaced this agreement with two short-term demand credit facilities, a $5.0 million warehouse line of credit (“KCT Warehouse LOC”) and a $5.0 million operating line of credit (“KCT Operating LOC”). See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of June 30, 2022 and December 31, 2021 there was no outstanding balance on either of the lines of credit with KCT.

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

Loan Participation Interests Sold

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and charges KCT a customary fee for servicing the loan. As of June 30, 2022, the Company services $4.3 million in loan participations that it has sold to KCT.

Transactions with Other Equity Owners

From time to time the Company will engage in transactions with other owners or related parties.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2022	2021
Outstanding loan participations sold to UFCU and serviced by the Company	$4,249	$4,275
Outstanding loan participations sold to NFCU and serviced by the Company	4,933	4,991
Outstanding notes payable to officers and managers	1,161	261

Loan Participation Interests

The Company has a Loan Participation Agreement with UNIFY Financial Credit Union (“UFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units. Under this agreement, the Company sold UFCU a $5.0 million loan participation interest in one of its mortgage loan interests on August 14, 2013. As part of this agreement, the Company retained the right to service the loan, and it charges UFCU a fee for servicing the loan. Management believes the terms of the agreement are equivalent to those that prevail in arm’s length transactions.

The Company has also entered into a Loan Participation Agreement with Navy Federal Credit Union (“NFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units. Under this agreement, the Company sold NFCU a $5.0 million loan participation interest in one of its construction loans on March 20, 2020. As part of this agreement, the Company retained the right to service the loan, and it charges NFCU a fee for servicing the loan. Management believes the terms of the agreement are equivalent to those that prevail in arm’s length transactions for similar agreements entered into by other credit unions.

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

Investor Notes Sold

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $1.2 million and $261 thousand at June 30, 2022 and 2021, respectively.

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

Note 4: Loans Receivable and Allowance for Loan Losses

The Company’s loan portfolio comprises one segment – church loans. See “Note 1 – Loan Portfolio Segments and Classes” to Part I “Financial Information” of this Report. The loans fall into four classes:

●	wholly-owned loans for which the Company possesses the first collateral position;
●	wholly-owned loans that are either unsecured or for which the Company possesses a junior collateral position;
●	participated loans purchased for which the Company possesses the first collateral position; and
●	participated loans purchased for which the Company possesses a junior collateral position.

The Company makes all of its loans to various evangelical churches and related organizations, primarily to purchase, construct, or improve facilities. Loan maturities extend through 2036. The loan portfolio had a weighted average interest rate of 6.16% and 6.21% as of June 30, 2022 and December 31, 2021, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	June 30,	December 31,
	2022	2021
Loans to evangelical churches and related organizations:
Real estate secured	$89,973	$98,858
Other secured	225	425
Unsecured	110	122
Total loans	90,308	99,405
Deferred loan fees, net	(238)	(304)
Loan discount	(208)	(220)
Allowance for loan losses	(1,702)	(1,638)
Loans, net	$88,160	$97,243

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of June 30, 2022 and December 31, 2021. The following table shows the changes in the allowance for loan losses for the six months ended June 30, 2022 and the year ended December 31, 2021 (dollars in thousands):

	Six months ended	Year ended
	June 30, 2022	December 31, 2021
Balance, beginning of period	$1,638	$1,516
Provision (credit) for loan loss	(63)	122
Charge-offs	—	—
Recoveries	127	—
Balance, end of period	$1,702	$1,638

The table below presents loans by portfolio segment (church loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	June 30, 2022	December 31, 2021
Loans:
Individually evaluated for impairment	$5,982	$9,688
Collectively evaluated for impairment	84,326	89,717
Balance	$90,308	$99,405

Allowance for loan losses:
Individually evaluated for impairment	$710	$631
Collectively evaluated for impairment	992	1,007
Balance	$1,702	$1,638

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2022
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$51,763	$1,775	$—	$—	$53,538
Watch	30,690	29	69	—	30,788
Special mention	—	—	—	—	—
Substandard	3,859	1,620	—	—	5,479
Doubtful	503	—	—	—	503
Loss	—	—	—	—	—
Total	$86,815	$3,424	$69	$—	$90,308

Credit Quality Indicators (by class)
As of December 31, 2021
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$67,580	$2,007	$172	$—	$69,759
Watch	19,858	30	70	—	19,958
Special mention	—	—	—	—	—
Substandard	7,535	1,650	—	—	9,185
Doubtful	503	—	—	—	503
Loss	—	—	—	—	—
Total	$95,476	$3,687	$242	$—	$99,405

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$13,003	$—	$1,388	$14,391	$72,424	$86,815	$—
Wholly-Owned Junior	—	—	—	—	3,424	3,424	—
Participation First	—	—	—	—	69	69	—
Participation Junior	—	—	—	—	—	—	—
Total	$13,003	$—	$1,388	$14,391	$75,917	$90,308	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Church loans:
Wholly-Owned First	$—	$—	$503	$503	$94,973	$95,476	$—
Wholly-Owned Junior	—	—	—	—	3,687	3,687	—
Participation First	—	—	—	—	242	242	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$503	$503	$98,902	$99,405	$—

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

	As of	As of
	June 30,	December 31,
Impaired Loans (by class)	2022	2021
Wholly-Owned First
Recorded Investment with allowance	$1,361	$1,371
Recorded with no Allowance	11,008	9,339
Total Recorded Investment	$12,369	$10,710
Unpaid Principal Balance	$12,543	$10,905
Wholly-Owned Junior
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	1,620	1,650
Total Recorded Investment	$1,620	$1,650
Unpaid Principal Balance	$1,685	$1,685
Participation First
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	—	—
Total Recorded Investment	$—	$—
Unpaid Principal Balance	$—	$—
Participation Junior
Recorded Investment with allowance	$—	$—
Recorded with no Allowance	—	—
Total Recorded Investment	$—	$—
Unpaid Principal Balance	$—	$—
Total Impaired Loans
Recorded Investment with allowance	$1,361	$1,371
Recorded with no Allowance	12,628	10,989
Total Recorded Investment	$13,989	$12,360
Unpaid Principal Balance	$14,228	$12,590

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
Impaired Loans (by class)	2022	2021	2022	2021
Wholly-Owned First
Average Recorded Investment	$13,173	$9,886	$11,540	$9,901
Interest Income Recognized	161	117	331	208
Wholly-Owned Junior
Average Recorded Investment	1,635	1,685	1,635	843
Interest Income Recognized	—	—	—	—
Participation First
Average Recorded Investment	—	—	—	—
Interest Income Recognized	—	—	—	—
Participation Junior
Average Recorded Investment	—	—	—	—
Interest Income Recognized	—	—	—	—
Total Impaired Loans
Average Recorded Investment	$14,808	$11,571	$13,175	$10,743
Interest Income Recognized	161	117	331	208

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	June 30, 2022	December 31, 2021
Church loans:
Wholly-Owned First	$4,362	$6,162
Wholly-Owned Junior	1,620	1,650
Participation First	—	—
Participation Junior	—	—
Total	$5,982	$7,812

Beginning in April, 2020, the Company has taken measures to assist borrowers adversely affected by COVID-19 by deferring principal and/or interest payments. The concessions granted meet the qualifications under Section 4013 of the CARES Act, and, as a result, the Company has elected not to account for these modifications as troubled debt restructurings. The Company granted these concessions to 35 borrowers during the year ended December 31, 2020, representing an outstanding loan principal balance of $47.8 million. One of these loans was further restructured during the year ended December 31, 2021 as a troubled debt restructuring that did not qualify as a CARES Act deferral. The Company restructured one loan during the year ended December 31, 2021 that qualified as a CARES Act modification and was not accounted for as a troubled debt restructuring. This loan had an outstanding balance of $1.3 million at the time of the modification. The borrower resumed making contractual payment prior to December 31, 2021. As of December 31, 2021, no loans were under CARES Act deferrals. The Company did not restructure any loans that qualified as CARES Act modifications during the six months ended June 30, 2022.

The Company restructured two loans during the six months ended June 30, 2022 that did not qualify as CARES Act modifications. A summary of loans the Company restructured during the three- and six-month periods ended June 30, 2022 and 2021 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Church loans:
Wholly-Owned First
Number of Loans	1	1	2	1
Pre-Modification Outstanding Recorded Investment	$1,196	$1,685	$2,192	$1,685
Post-Modification Outstanding Recorded Investment	1,196	1,685	2,192	1,685
Recorded Investment At Period End	1,196	1,685	2,192	1,685
Wholly-Owned Junior
Number of Loans	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—
Recorded Investment At Period End	—	—	—	—
Participation First
Number of Loans	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—
Recorded Investment At Period End	—	—	—	—
Participation Junior
Number of Loans	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—
Recorded Investment At Period End	—	—	—	—
Total
Number of Loans	1	1	2	1
Pre-Modification Outstanding Recorded Investment	$1,196	$1,685	$2,192	$1,685
Post-Modification Outstanding Recorded Investment	1,196	1,685	2,192	1,685
Recorded Investment At Period End	1,196	1,685	2,192	1,685

The Company has two restructured loans that are past maturity as of June 30, 2022. The Company has entered into forbearance agreements with the borrowers and is evaluating what actions it should undertake to protect its investment on these loans. These forbearance agreements include reduced monthly payment amounts and additional reporting requirements. The loan that was restructured during the six months ended June 30, 2022 has performed according to the terms of the forbearance agreement.

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

As of June 30, 2022, the Company has made no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

Note 5: Investments

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). Intertex is a managing member of the LLC, with authority to direct operations. The Company is a non-managing member with no authority beyond limited rights granted to the Company by the operating agreement. The Valencia Hills Project is a joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The

Company’s initial investment in the joint venture was $900 thousand and represented 100% of the ownership of the joint venture. Under the terms of the operating agreement, the members of the joint venture are entitled to receive their respective capital contributions until the balance is reduced to zero. After these payments are made, the Company is entitled to receive 30% of an profits generated by the operation of the joint venture or disposition of the property. The Company’s ownership percentage in the joint venture was 74% as of June 30, 2022 and December 31, 2021.

As of June 30, 2022 and December 31, 2021, the value of the Company’s investment in the joint venture was $882 thousand. Management’s impairment analysis of the investment as of June 30, 2022 has determined that the investment is not impaired.

Other Investments

In June 2022, the Company entered into two agreements whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years. The Company recognized $15 thousand in income on these investments during the six months ended June 30, 2022. Additional information related to these investments is as follows (dollars in thousands):

				Income for the three months ended		Income for the six months ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Fixed annuity	June 2032	$1,000	$1,015	$15	$—	$15	$—

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$217	$206	$516	$502
Gains on loan sales	—	16	3	19
Other investment income	15	—	15	—
Other non-interest income	—	2	—	5
Non-interest income, out of scope, ASC 606
Lending fees	44	55	76	106
Gain on debt extinguishment	300	—	1,800	2,398
Total non-interest income	$576	$279	$2,410	$3,030

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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Broker-dealer revenue
Securities commissions
Transactional	$13	$22	$102	$79
AUM	12	6	23	19
	25	28	125	98
Sale of investment company shares
Transactional	1	4	16	18
AUM	20	25	45	47
	21	29	61	65
Other insurance product revenue
Transactional	71	54	127	155
AUM	10	14	20	25
	81	68	147	180
Advisory fee income
Transactional	—	—	—	3
AUM	90	81	183	156
	90	81	183	159
Total broker-dealer revenue
Transactional	85	80	245	255
AUM	132	126	271	247
	$217	$206	$516	$502

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the
	Six months ended		Year ended
	June 30,		December 31,
	2022	2021	2021
Loan participation interests sold by the Company	$1,216	$9,595	$14,053
Total participation interests sold and serviced by the Company	39,671	46,052	46,056
Servicing income	69	94	189

Servicing Assets
Balance, beginning of period	$170	$147	$147
Additions:
Servicing obligations from sale of loan participations	3	28	81
Subtractions:
Amortization	(45)	(24)	(58)
Balance, end of period	$128	$151	$170

ACCU Loan Participation Agreement

As detailed in “Note 3: Related Party Transactions,” effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Sales made under the Master LP Agreement are done on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the six months ended June 30, 2022, the Company sold two loan participations for $7 thousand to ACCU under the provisions of the Master LP Agreement. Due to the recourse provisions of the agreement, the $7 thousand participation sale is classified as a secured borrowing and is presented as part of other secured borrowings on the Company’s balance sheet.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that was valued at $301 thousand at June 30, 2022 and December 31, 2021. There was no allowance for losses on foreclosed assets at June 30, 2022 and December 31, 2021. The Company did not record any provision for losses on foreclosed assets during the six months ended June 30, 2022 and 2021.

During the year ended December 31, 2021, the Company sold a residential property it had acquired in a foreclosure action that had previously been completely written off. The Company realized a gain of $44 thousand on this sale.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Foreclosed Asset Expenses	2022	2021	2022	2021
Provision for losses	—	—	—	—
Operating expenses	4	—	9	21
Total foreclosed asset expenses	$4	$—	$9	$21

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	June 30,	December 31,
	2022	2021

Furniture and office equipment	$524	$522
Computer system	214	214
Leasehold improvements	43	43
Total premises and equipment	781	779
Less accumulated depreciation and amortization	(629)	(607)
Premises and equipment, net	$152	$172

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Depreciation and amortization expense	$10	$12	$22	$25

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of June 30, 2022 are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$10,459	$450	11/1/2026	$18,806	$—
KCT Warehouse LOC	5.250%	Variable	—	—	6/6/2023	5,490	—
KCT Operating LOC	5.250%	Variable	—	—	6/6/2023	4,790	—
ACCU LOC	4.000%	Variable	2,000	—	9/23/2022	6,689	—
ACCU Secured	Various	Fixed	15	—	Various	—	15

Term-Debt Credit Facility

The Company has a secured term-debt credit facility with OSK VII, LLC, an investment fund (“OSK”). The facility is non-revolving and does not include an option to renew or extend additional credit. Additionally, the facility does not contain a prepayment penalty. Under the terms of the credit facility, the Company must maintain a minimum collateralization ratio of at least 120%. If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to meet its obligation to maintain a minimum collateralization ratio. The collateral securing the facility at June 30, 2022 and December 31, 2021 satisfied the 120% minimum ratio. As of June 30, 2022, the Company has only pledged qualifying mortgage loans as collateral on the credit facility. In addition, the credit facility includes a number of borrower covenants. The Company is in compliance with these covenants as of June 30, 2022 and December 31, 2021. On March 5, 2021, the Company made a $14.3 million principal prepayment on this facility and realized a $2.3 million gain on the extinguishment of debt as a result of this payment. On January 6, 2022, the Company made a $16.5 million principal prepayment on this facility and realized a $1.5 million gain on the extinguishment of debt as a result of this payment. The Company was in compliance with its covenants under the facility at the time of these payments. On June 29, 2022, the Company made a $3.3 million principal prepayment on this facility and realized a $300 thousand gain on the extinguishment of debt as a result of this payment. The Company was in compliance with its covenants under the facility at the time of these payments.

Future principal contractual payments of the Company’s term-debt during the twelve-month periods ending June 30, are as follows (dollars in thousands):

2023	$5,191
2024	5,268
Total	$10,459

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

KCT Lines of Credit

On September 30, 2020, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution. On June 6, 2022, the Company and KCT mutually agreed to terminate this facility and entered into two new facilities. The first facility, the KCT Warehouse LOC, is a $5.0 million short-term demand credit facility with a one-year maturity date ending on June 6, 2023. The KCT Warehouse LOC will automatically renew for another one-year term unless either party furnishes written notice at least 30 days prior to the termination date that it does not intend to renew the agreement. The Company has secured the KCT Warehouse LOC with certain of its mortgage loan investments.

The Company may draw funds on the KCT Warehouse LOC at any time until the line is fully drawn. Repayment of each advance is due 120 days after the advance is made or earlier in the event that a collateral loan becomes more than 60 days delinquent and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At June 30, 2022 the interest rate on the KCT Warehouse LOC was 5.25%. To secure its obligations under the KCT Warehouse LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT Warehouse LOC. The minimum ratio must equal at least 120%. A total of $5.5 million in loans were pledged on this facility as of June 30, 2022. At June 30, 2022, there were no outstanding borrowings on the KCT Warehouse LOC.

In addition, on June 6, 2022, the Company entered into an Operating Line of Credit Loan and Security Agreement with the KCT, the KCT Operating LOC. The KCT Operating LOC is a $5.0 million short-term demand credit facility with a one-year maturity date ending on June 6, 2023. The KCT Operating LOC will automatically renew for another one-year term unless either party furnishes written notice at least 30 days prior to the termination date that it does not intend to renew the agreement. The Company must secure a minimum of 25% of the line with cash while the remaining portion of the KCT Operating LOC may be secured by certain of its mortgage loan investments.

The Company may draw funds on the KCT Operating LOC at any time until the line is fully drawn. Repayment by the termination date or earlier in the event that a collateral loan becomes more than 60 days delinquent and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At June 30, 2022 the interest rate on the KCT Warehouse LOC was 5.25%. To secure its obligations under the KCT Operating LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed less the secured cash on the KCT Operating LOC. The minimum ratio must equal at least 120%. A total of $4.8 million in loans were pledged on this facility as of June 30, 2022. At June 30, 2022, there were no outstanding borrowings on the KCT Operating LOC.

The KCT Operating LOC and the KCT Warehouse LOC both contain typical affirmative covenants for a credit facility of this nature, including requiring that the Company maintain the pledged collateral free of liens and encumbrances, timely pay the amounts due under the facility and provide KCT with current financial statements and monthly reports. The Company will also be required to comply with certain financial covenants including maintaining a net worth of at least $5.0 million dollars, ensuring that its net worth is equal to at least 5% of its total liabilities and that it will maintain minimum liquidity that equals or exceeds 120% of the outstanding amount owed under the KCT Operating LOC and the KCT Warehouse LOC at the end of each calendar month.

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with a one-year maturity date of September 23, 2022. The facility carried an outstanding balance of $2.0 million at June 30, 2022 and December 31, 2021. The interest rate on the facility is equal to the prime rate as published in the Wall Street Journal plus 0.75%. This rate will be adjusted on January 10th each year to account for the current prime rate but cannot be adjusted below 4.00%. The interest rate on the ACCU LOC was 4.00% on June 30, 2022. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that equals or exceeds $10.0 million at all times during the term of the loan. The ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at June 30, 2022. A total of $6.7 million and $6.8 million in loans were pledged on this facility as of June 30, 2022 and December 31, 2021, respectively.

ACCU Secured Borrowings

As detailed in “Note 3: Related Party Transactions,” on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $15 thousand and $17 thousand in secured borrowings were outstanding under the Master LP Agreement as of June 30, 2022 and December 31, 2021. These borrowings have various contractual maturities ranging from 2028 to 2032.

Note 11: Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		June 30, 2022		December 31, 2021
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1 Offering	Unsecured	$446	3.83%	$3,654	4.45%
Class 1A Offering	Unsecured	22,894	4.03%	27,116	4.11%
2021 Class A Offering	Unsecured	38,561	3.30%	34,524	3.20%
Public Offering Total		$61,901	3.57%	$65,294	3.65%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$12,189	4.50%	$11,526	4.47%
Private Offering Total		$12,189	4.50%	$11,526	4.47%

Total Investor Notes Payable		$74,090	3.73%	$76,820	3.77%

Investor Notes Payable Totals by Security	Offering Type
Unsecured Total	Unsecured	$74,090	3.73%	$76,820	3.77%

Future maturities for the Company’s investor notes during the twelve-month periods ending June 30, are as follows (dollars in thousands):

2023	$18,058
2024	15,416
2025	12,417
2026	16,618
2027	11,581
Total	$74,090

Debt issuance costs related to the Company’s investor notes payable, net of amortization, were $72 thousand and $88 thousand at June 30, 2022 and December 31, 2021, respectively.

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

SEC Registered Public Offerings

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of June 30, 2022 and December 31, 2021. The Company issued the Class 1 Notes under a Trust Indenture entered into by and between the Company and U.S. Bank. The Class 1 Offering expired on December 31, 2017.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at June 30, 2022 and December 31, 2021.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	June 30, 2022	December 31, 2021
Undisbursed loans	$264	$270

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

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2022	2021	2022	2021	2021
Lease cost
Operating lease cost	$42	$44	$87	$87	$174
Other information
Cash paid for operating leases	46	44	96	87	174
Right-of-use assets obtained in exchange for operating lease liabilities	84	—	106	—	—
Weighted average remaining lease term (in years)	1.91	2.17	1.91	2.17	1.96
Weighted-average discount rate	4.38%	4.65%	4.38%	4.65%	4.71%

Future minimum lease payments and lease costs for the twelve months ending June 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2023	$188	$183
2024	113	110
2025	28	28
Total	$329	$321

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

Note 14: Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the six months ended June 30, 2022 and 2021 were $51 thousand and $40 thousand, respectively.

Profit Sharing

The profit-sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee’s annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit-sharing contribution for the six months ended June 30, 2022 and 2021.

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

For purposes of the SERP, Mr. Turner’s accrued benefit is subject to a maximum sum of $600,000, with payments made annually in equal monthly installments over a ten-year period. The Company is liable for the entire amount of this benefit unless Mr. Turner incurs a separation of service prior to the vesting date in August 2024. The Company’s management has determined that such a separation is unlikely to occur prior to the vesting date and has accrued the entire benefit as of June 30, 2022.

Note 15: Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

The Company classifies measurements of fair value within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs include:
o	quoted prices for similar assets and liabilities in active markets,
o	quoted prices for identical assets and liabilities in inactive markets,
o	inputs that are observable for the asset or liability (such as interest rates, prepayment speeds, credit risks, etc.);
o	or inputs that are derived principally from or corroborated by observable market data by correlation or by other means.
●	Level 3 inputs are unobservable and reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at June 30, 2022 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$11,551	$11,551	$—	$—	$11,551
Loans, net	88,160	—	—	87,322	87,322
Investment in joint venture	882	—	—	882	882
Other investments	1,015			942	942
Accrued interest receivable	484	—	—	484	484
FINANCIAL LIABILITIES:
Lines of credit	$2,000	$—	$—	$2,000	$2,000
Term-debt	10,459	—	—	9,413	9,413
Other secured borrowings	15	—	—	15	15
Investor notes payable	74,018	—	—	74,297	74,297
Other financial liabilities	360	—	—	360	360

		Fair Value Measurements at December 31, 2021 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$28,080	$28,080	$—	$—	$28,080
Loans, net	97,243	—	—	97,913	97,913
Investments in joint venture	882	—	—	882	882
Accrued interest receivable	507	—	—	507	507
FINANCIAL LIABILITIES:
Lines of credit	$2,000	$—	$—	$2,000	$2,000
Term-debt	32,749	—	—	31,489	31,489
Other secured borrowings	17	—	—	18	18
Notes payable	76,732	—	—	76,871	76,871
Other financial liabilities	455	—	—	455	455

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2022 and December 31, 2021.

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

Investments in joint venture – Management estimates fair value by analyzing the operations and marketability of the underlying investment to determine if the investment is other-than-temporarily impaired.

Other investments – Management estimates fair value by analyzing the cash flows of the investment as well as evaluating the risk of loss.

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

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties’ credit standing. The fair value of loan commitments is insignificant at June 30, 2022 and December 31, 2021.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2022:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$5,196	$5,196
Investment in joint venture	—	—	882	882
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,321	$7,321

Assets at December 31, 2021:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$8,981	$8,981
Investments in joint venture	—	—	882	882
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$10,164	$10,164

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

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

June 30, 2022
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,196	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investment in joint venture	882	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2021
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,981	Discounted appraised value	Selling cost / Estimated market decrease	11% - 81% (21%)
Investments in joint venture	882	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2021 and 2020, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2021 and 2020, MP Realty has federal and state net operating loss carryforwards of approximately $431 thousand and $430 thousand, respectively, which begin to expire in 2031. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at June 30, 2022 and December 31, 2021.

Tax years ended December 31, 2018 through December 31, 2021 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2017 through December 31, 2021 remain subject to examination by the California Franchise Tax Board and various other state jurisdictions.

Note 17: Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. The Company manages the segments separately because each business requires different management, personnel proficiencies, and marketing strategies.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue from external sources
Finance Company*	$1,748	$1,837	$4,808	$6,062
Broker-Dealer	233	206	532	614
Adjustments / Eliminations	—	—	—	—
Total	$1,981	$2,043	$5,340	$6,676

Revenue from internal sources
Finance Company	$—	$—	$—	$—
Broker-Dealer	209	238	494	499
Adjustments / Eliminations	(209)	(238)	(494)	(499)
Total	$—	$—	$—	$—

Total non-interest expense and provision for tax
Finance Company	$802	$834	$2,448	$2,089
Broker-Dealer	325	319	897	688
Other Segments	40	—	51	—
Adjustments / Eliminations	(50)	—	(50)	—
Total	$1,117	$1,153	$3,346	$2,777

Net profit (loss)
Finance Company	$(166)	$(353)	$184	$1,409
Broker-Dealer	118	125	130	424
Other Segments	(41)	—	(52)	—
Adjustments / Eliminations	118	73	123	62
Total	$29	$(155)	$385	$1,895

*Note: Finance Company revenue includes $300 thousand for the quarter ended June 30, 2022 and $1.8 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively.

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Total assets
Finance Company	$98,831	$123,753
Broker Dealer	4,273	3,946
Other Segments	361	559
Adjustments / Eliminations	(42)	(293)
Total	$103,423	$127,965

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three- and six-month periods ended June 30, 2022 and 2021. It should be read in conjunction with our December 31, 2021 Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

OVERVIEW

As the effects of the worldwide pandemic begin to lessen in severity, indicators of economic activity have continued to strengthen with jobs, consumer spending, manufacturing, and other indicators rebounding from their weakest levels. However, rising prices have become a concern and the Russian invasion of Ukraine in February of this year is expected to create additional upward pressure on prices. As a result, the Federal Reserve Board (“FRB”) raised the fed funds rate up from 0.25% at the beginning of the year to 1.75% as of June 30, 2022. Additionally, the FRB’s median projection of the fed funds rate at the end of 2022 is 3.4%, indicating the committee expects to continue to increase rates as they attempt to curtail inflation. Due to these factors, we believe that economic uncertainty remains high and could negatively impact our borrowers and financial results.

For the six months ended June 30, 2022, the Company generated $385 thousand in net income. During this period the most significant factor in generating net income was $1.8 million in gain son debt extinguishment resulting from early paydowns of a credit facility. These gains were offset by $600 thousand in deferred compensation expense recorded to recognize the liability associated with the establishment of a SERP for the Company’s President and Chief Executive Officer. In addition, the Company accrued $203 thousand in discretionary bonuses for its employees in the first quarter of 2022. For the three months ended June 30, 2022, the Company generated $29 thousand in net income compared to a loss of $155 thousand for the three months ended June 30, 2021. The main cause was a $300 thousand gain on debt extinguishment for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021.

Financial Condition

Comparison of Financial Condition on June 30, 2022 and December 31, 2021

			Comparison
	2022	2021	$ Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$11,485	$28,080	$(16,595)	(59%)
Restricted cash	66	69	(3)	(4%)
Loans receivable, net of allowance for loan losses of $1,702 and $1,638 as of June 30, 2022 and December 31, 2021, respectively	88,160	97,243	(9,083)	(9%)
Accrued interest receivable	484	507	(23)	(5%)
Investment in joint venture	882	882	—	—%
Other investments	1,015	—	1,015	—%
Property and equipment, net	152	172	(20)	(12%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	128	170	(42)	(25%)
Other assets	750	541	209	39%
Total assets	$103,423	$127,965	$(24,542)	(19%)
Liabilities and members’ equity
Liabilities:
Lines of credit	$2,000	$2,000	$—	100%
Term-debt	10,459	32,749	(22,290)	(68%)
Other secured borrowings	15	17	(2)	100%
Investor notes payable, net of debt issuance costs of $72 and $88 as of June 30, 2022 and December 31, 2021, respectively	74,018	76,732	(2,714)	(4%)
Accrued interest payable	227	252	(25)	(10%)
Other liabilities	2,009	1,704	305	18%
Total liabilities	88,728	113,454	(24,726)	(22%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated equity (deficit)	1,471	1,287	184	14%
Total members' equity	14,695	14,511	184	1%
Total liabilities and members' equity	$103,423	$127,965	$(24,542)	(19%)

On January 6, 2022, the Company negotiated a discounted partial paydown of principal of $16.0 million on our OSK term loan. This resulted in a gain on debt extinguishment of $1.5 million. We made another $3.3 million discounted paydown on the debt during the quarter ended June 30, 2022 resulting in a $300 thousand gain on debt extinguishment. The discounted paydowns were the primary cause of a 19% decrease in our total assets. We funded the debt payoff through existing cash we set aside in previous periods for this type of opportunity, as well as raising cash from our loans receivable portfolio in the form of collections and participation sales.

To maintain a liquid balance sheet, we intend to sell participation interests in a portion of our new loan originations as well as out of our existing loan portfolio. For the six months ended June 30, 2022, we purchased or originated $2.9 million in loans receivable and sold participation interests in loans receivable of $1.2 million during the same period. We also received $10.9 million in loan principal collections during the first six months of 2022, with $8.5 million received during the first quarter. These were mostly due to early loan payoffs from borrowers who refinanced elsewhere. Therefore, our loan portfolio provided $9.2 million in cash during the six months ended June 30, 2022.

Our investor notes payable consist of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. For the six months ended June 30, 2022, net investor notes payable decreased

$2.7 million. This decrease was primarily due to planned withdrawals or non-renewals from a few institutional clients, who, from time to time, choose to make withdrawals or decline to renew a note for cash management purposes. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organizations and the ministries they serve. Concurrently, MP Securities continues to increase its retail customer base through client referrals and its networking agreements with key strategic partners.

For the six months ended June 30, 2022 we had net income of $385 thousand. Our total members’ equity increased 1% to $14.7 million for the six months ended June 30, 2022, which resulted in a capital to asset ratio of 14.2%.

Liquidity and Capital Resources

In response to the economic uncertainty created from the COVID-19 pandemic, management began to generate liquidity by selling participation interests in its loans receivable during 2020 and throughout 2021. In 2022, the Company intends to moderate this strategy based on its current and expected near term liquidity needs. During the period ended June 30, 2022, we generated $1.2 million in cash from the sale of loan participation interests. This strategy will allow the Company to scale up its origination and servicing capacity while keeping liquidity levels within its guidelines. An additional liquidity tool we use in conjunction with our loan participation sales is a $5.0 million warehouse line of credit (“KCT LOC”) with Kane County Teachers Credit Union (“KCT”), for the specific purpose of funding loan originations, and offering participation interests in these loans through a short-term credit facility. This facility allows us to warehouse loan originations until we sell participations in these loans. We must repay each advance within one hundred twenty (120) days after receiving the advance. As of March 31, 2022, we had no outstanding balance on the KCT LOC.

The Company also has two other revolving lines of credit. The Company has a revolving $5.0 million short-term demand credit facility (“ACCU LOC”) with America’s Christian Credit Union. The ACCU LOC has a one-year term with a maturity date of September 23, 2022. As of March 31, 2022, we had an outstanding balance of $2.0 million on this facility. The Company does not have any restrictions on how the funds may be used for this facility. We also have a $5 million short-term demand credit facility with KCT. This operating line can be used by the Company as needed and has a one-year term with a maturity date of June 6, 2023. As of June 30, 2022, we had no outstanding balance on this operating line of credit.

Management believes, if necessary, we will be able to raise additional cash through loan and investor note sales to keep sufficient levels of cash available to meet our debt obligations to investors. Because the Company was successful in raising cash from loan repayments, sales of loan participations, and its use of short-term credit facilities, we were able to take advantage of the opportunity to pay down our OSK debt facility at a discount, as described above. Despite this paydown, the Company is still operating with cash levels above its Board-approved policy. Cash, restricted cash, and certificates of deposit were $11.6 million as of June 30, 2022 and our liquidity ratio was 14%. Our liquidity policy, established by our Board of Managers, sets a minimum liquidity ratio and provides contingency protocols if our liquidity falls below the minimum. Our liquidity ratio was above the minimum set by our policy as of June 30, 2022.

Due to the discounted paydown of the term-debt the Company reported $1.8 million in gains on the extinguishment of debt for the six-month period ended June 30, 2022. In addition to producing income, the early paydown of the term-debt eliminated the balloon payment that was due in November 2026.

Debt Securities

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate remains stable and our advisory team continues to expand their clientele, which has also increased new note sales.

The table below shows the renewal rates of our maturing notes over the last three years ended December 31:

2021	55%
2020	60%
2019	75%

The renewal rate for the quarter ended June 30, 2022 as compared to June 30, 2021 is as follows:

●	Three-month period ended June 30, 2022: 49%
●	Three-month period ended June 30, 2021: 66%

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s $12.5 million in outstanding debt payable as of June 30, 2022 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$10,459	$450	11/1/2026	$18,806	$—
KCT Warehouse LOC	5.250%	Variable	—	—	6/6/2023	5,490	—
KCT Operating LOC	5.250%	Variable	—	—	6/6/2023	4,790	—
ACCU LOC	4.000%	Variable	2,000	—	9/23/2022	6,689	—
ACCU Secured	Various	Fixed	15	—	Various	—	15

We cannot borrow additional funds on the OSK term loan; therefore, we will need to replace any principal paid on the facility through another source. To pay down our term loan, we intend to rely on the Company’s earnings, the debt securities we sell, net cash flow from our loans receivable portfolio, and the $10 million in revolving lines of credit. We can also utilize the KCT Warehouse LOC from which we can draw up to $5 million to facilitate warehousing new loan originations until we can sell loan participations in those loans. The ACCU secured borrowing is a loan participation sale that is classified as a secured borrowing and will pay down as the loan amortizes.

The following table shows the maturity schedule of our OSK term-debt as of June 30,, (dollars in thousands):

2023	$5,191
2024	5,268
Total	$10,459

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of June 30, 2022, we are in compliance with our covenants on our investor notes payable, OSK credit facility, KCT Warehouse LOC, KCT Operating LOC, and ACCU LOC.

●	For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable” to Part I “Financial Information” of this Report.
●	For additional information on our credit facilities, refer to “Note 10. Credit Facilities” to Part I “Financial Information” of this Report.

Results of Operations: June 30, 2022

The analysis below compares the Company’s results of operations for the three- and six-month periods ended June 30, 2022 and 2021.

Net Interest Income and Net Interest Margin

Historically, our earnings have primarily depended upon our net interest income.

●	Net interest income is the difference between the interest income we receive from our loans and cash on deposit (“interest-earning assets”) and the interest paid on our debt securities and borrowings.
●	Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following tables provides information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$16,511	$11	0.27%	$16,480	$11	0.27%
Interest-earning loans [1]	83,150	1,394	6.72%	105,609	1,753	6.66%
Total interest-earning assets	99,661	1,405	5.65%	122,089	1,764	5.80%
Non-interest-earning assets	7,021	—	—%	7,683	—	—%
Total Assets	106,682	1,405	5.28%	129,772	1,764	5.45%

Liabilities:
Investor notes payable gross of debt issuance costs	73,687	679	3.70%	74,477	665	3.58%
Other debt	16,481	112	2.73%	38,355	256	2.68%
Total interest-bearing liabilities	90,168	791	3.52%	112,832	921	3.27%
Debt issuance cost		20			12
Total interest-bearing liabilities net of debt issuance cost	$90,168	811	3.61%	$112,832	933	3.32%

Net interest income		$594			$831
Net interest margin			2.39%			2.73%
[1]	Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$—	$—	$—
Interest-earning loans	(376)	17	(359)
Total interest-earning assets	(376)	17	(359)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	(7)	21	14
Other debt	(149)	5	(144)
Debt issuance cost	—	8	8
Total interest-bearing liabilities	(156)	34	(122)
Change in net interest income	$(220)	$(17)	$(237)

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$16,946	$15	0.18%	$19,492	$25	0.26%
Interest-earning loans [1]	85,732	2,915	6.86%	107,382	3,621	6.80%
Total interest-earning assets	102,678	2,930	5.75%	126,874	3,646	5.80%
Non-interest-earning assets	7,963	—	—%	7,591	—	—%
Total Assets	110,641	2,930	5.34%	134,465	3,646	5.47%

Liabilities:
Investor notes payable gross of debt issuance costs	75,397	1,367	3.66%	75,567	1,331	3.55%
Other Debt	18,368	251	2.76%	42,739	545	2.57%
Total interest-bearing liabilities	$93,765	1,618	3.48%	$118,306	1,876	3.20%
Debt issuance cost		54			24
Total interest-bearing liabilities net of debt issuance cost	$93,765	1,672	3.60%	$118,306	1,900	3.24%

Net interest income		$1,258			$1,746
Net interest margin			2.47%			2.78%
[1]	Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(3)	$(7)	$(10)
Interest-earning loans	(738)	32	(706)
Total interest-earning assets	(741)	25	(716)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	36	—	36
Other debt	(332)	38	(294)
Debt issuance cost	—	30	30
Total interest-bearing liabilities	(296)	68	(228)
Change in net interest income	$(445)	$(43)	$(488)

Total interest income for the three months ended June 30, 2022, compared to the three months ended June 30, 2021 decreased mostly due to a volume variance on interest-earning loans. The volume variance on loans was due to loan participation sales and early payoffs on our loan portfolio. This was also the reason for the volume variance on interest-earning loans for the six months ended June 30, 2022, compared to the six months ended June 30, 2022. While the weighted average rate of our loan portfolio is 6.16%, our interest-bearing loans yielded 6.72% for the quarter ended June 30, 2022 due to the recognition of net deferred fees in interest income. When we sell loan participations and when loans pay off early, deferred fee amortization is accelerated, which causes higher interest income yields than the weighted average loan portfolio rate.

The decrease in interest income described above was offset somewhat by a decrease in interest expense due to a volume variance on other debt for the three and six months ended June 30, 2022. The volume variance was due to the debt paydowns as described above.

Overall net interest income decreased by $237 thousand for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to a greater decrease in interest income due to volume variance on loans than the decrease in interest expense due to the volume variance on other debt. Net interest income decreased by $488 thousand for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, for the same reason.

Provision and non-interest income and expense

	Three months ended				Six months ended
	June 30,		Comparison		June 30,		Comparison
	(in thousands)				(in thousands)
	2022	2021	$ Diff	% Diff	2022	2021	$ Diff	% Diff
Net interest income	$594	$831	$(237)	(29%)	$1,258	$1,746	$(488)	(28%)
Provision (credit) for loan losses	24	112	(88)	(79%)	(63)	104	(167)	(161%)
Net interest income after provision (credit) for loan losses	570	719	(149)	(21%)	1,321	1,642	(321)	(20%)
Total non-interest income	576	279	297	106%	2,410	3,030	(620)	(20%)
Total non-interest expenses	1,112	1,148	(36)	(3%)	3,336	2,767	569	21%
Income before provision for income taxes	34	(150)	184	(123%)	395	1,905	(1,510)	(79%)
Provision for income taxes and state LLC fees	5	5	—	—%	10	10	—	—%
Net income	$29	$(155)	$184	(119%)	$385	$1,895	$(1,510)	(80%)

Net interest income after provision for loan losses decreased by $149 thousand for the quarter ended June 30, 2022, over the quarter ended June 30, 2021. This decrease was primarily due to the decrease in net interest income described above and offset somewhat as the provision for loan losses decreased by $88 thousand due to the lower average loan balance described above. The decrease in net interest income after provision (credit) for loan losses for the six months ended June 30, 2022 over the six months ended June 30, 2021 was also primarily due to lower average loan balances.

The increase in total non-interest income for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, as shown in the table above, was due to income on debt extinguishment of $300 thousand recognized during the three-month period ended June 30, 2022. No gains on debt extinguishment were recognized during the three-month period ended June 30, 2021. The decrease in non-interest income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily the result of the gain on debt extinguishment of $1.8 million for the six-month period ended June 30, 2022 compared to $2.4 million for the six-month period ended June 30, 2021.

Total non-interest expense increased as shown in the table above for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to the establishment of the SERP with our President and Chief Executive Officer in the amount of $600 thousand. This is a non-recurring expense.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2022. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports filed under the Exchange Act is accumulated and communicated to our management, including the President and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

The Company made no changes in internal controls during the three- and six-month periods ended June 30, 2022 and 2021.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of June 30, 2022, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six-month periods ended June 30, 2022 and 2021; (ii) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (iv) Notes to Consolidated Financial Statements.

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

Dated: August 11, 2022

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By:	/s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer