Form 10-Q
period 2022-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2022-11-10
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

At September 30, 2022, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

September 30, 2022, and December 31, 2021

(Dollars in thousands Except Unit Data)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$11,233	$28,080
Restricted cash	66	69
Certificates of deposit	1,250	—
Loans receivable, net of allowance for loan losses of $1,696 and $1,638 as of September 30, 2022 and December 31, 2021, respectively	86,617	97,243
Accrued interest receivable	469	507
Investment in joint venture	875	882
Other investments	1,016	—
Property and equipment, net	144	172
Foreclosed assets, net	301	301
Servicing assets	131	170
Other assets	622	541
Total assets	$102,724	$127,965
Liabilities and members’ equity
Liabilities:
Lines of credit	$2,000	$2,000
Term-debt	5,871	32,749
Other secured borrowings	14	17
Investor notes payable, net of debt issuance costs of $78 and $88 as of September 30, 2022 and December 31, 2021, respectively	77,788	76,732
Accrued interest payable	233	252
Other liabilities	2,211	1,704
Total liabilities	88,117	113,454
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2022 and December 31, 2021 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2022 and December 31, 2021; See Note 13	1,509	1,509
Accumulated earnings	1,383	1,287
Total members' equity	14,607	14,511
Total liabilities and members' equity	$102,724	$127,965

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (Unaudited)

For the three and nine months ended September 30, 2022, and 2021

(Dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Interest on loans	$1,381	$1,739	$4,296	$5,360
Interest on interest-bearing accounts	39	10	54	35
Total interest income	1,420	1,749	4,350	5,395
Interest expense:
Investor notes payable	739	662	2,160	2,017
Other debt	84	229	335	774
Total interest expense	823	891	2,495	2,791
Net interest income	597	858	1,855	2,604
Provision (credit) for loan losses	(6)	(41)	(69)	63
Net interest income after credit for loan losses	603	899	1,924	2,541
Non-interest income:
Broker-dealer commissions and fees	167	175	683	677
Other income	69	98	163	228
Gain on debt extinguishment	300	—	2,100	2,398
Total non-interest income	536	273	2,946	3,303
Non-interest expenses:
Salaries and benefits	572	635	2,752	2,173
Marketing and promotion	14	—	128	220
Office occupancy	45	45	133	134
Office operations and other expenses	385	364	1,131	980
Foreclosed assets, net	1	—	10	21
Legal and accounting	66	50	265	333
Total non-interest expenses	1,083	1,094	4,419	3,861
Income before credit for income taxes	56	78	451	1,983
Provision for income taxes and state LLC fees	5	5	15	15
Net income	$51	$73	$436	$1,968

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2022, and 2021

	Nine months ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$436	$1,968
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	34	36
Amortization of deferred loan fees	(103)	(153)
Amortization of debt issuance costs	76	37
Provision (credit) for loan losses	(69)	63
Accretion of loan discount	(16)	(21)
Gain on sale of loans	(12)	(25)
Gain on sale of foreclosed assets	—	(44)
Gain on extinguishment of debt	(2,100)	(2,398)
Gain on other investments	(16)	—
Changes in:
Accrued interest receivable	38	163
Other assets	(17)	284
Accrued interest payable	(20)	(99)
Other liabilities	552	1,469
Net cash provided (used) by operating activities	(1,217)	1,280
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(1,482)	(842)
Loan originations	(4,262)	(11,141)
Loan sales	3,216	13,434
Loan principal collections	13,339	11,353
Purchase of other investments	(1,000)	—
Redemption (purchase) of certificates of deposit	(1,250)	761
Foreclosed asset sales	—	44
Purchase of property and equipment	(6)	(1)
Net cash provided by investing activities	8,555	13,608
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(24,781)	(15,220)
Borrowings, net of repayments on lines of credit	—	2,000
Net change in secured borrowings	(3)	10
Net change in investor notes payable	1,046	(6,764)
Debt issuance costs	(66)	(80)
Dividends paid on preferred units	(384)	(230)
Net cash used by financing activities	(24,188)	(20,284)
Net decrease in cash and restricted cash	(16,850)	(5,396)
Cash, cash equivalents, and restricted cash at beginning of period	28,149	21,973
Cash, cash equivalents, and restricted cash at end of period	$11,299	$16,577
Supplemental disclosures of cash flow information
Interest paid	$2,514	$2,890
Income taxes paid	20	20
Supplemental disclosures of non-cash transactions
Servicing assets recorded	16	38
Leased assets obtained in exchange of new operating lease liabilities	106	—
Lease liabilities recorded	101	—
Dividends declared to preferred unit holders	148	14

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. A more detailed description of the Company’s accounting policies is included in its 2021 annual report filed on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2022, and for the three and nine months ended September 30, 2022, and 2021 have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2022, and 2021 are not necessarily indicative of the results for the full year.

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

The Company was formed in California in 1991. The Company’s primary operations are financing commercial real property secured loans and providing investment advisory and insurance services and products for the benefit of evangelical churches, ministries, and individuals.

The Company’s wholly owned subsidiaries are:

●	Ministry Partners Funding, LLC, a Delaware limited liability company (“MPF”);
●	MP Realty Services, Inc., a California corporation (“MP Realty”);
●	Ministry Partners Securities, LLC, a Delaware limited liability company (“MP Securities”); and
●	Ministry Partners for Christ, Inc., a not-for-profit Delaware corporation (“MPC”).

The Company formed MPF in 2007. Since December 2014, MPF has served as collateral agent for loans held as collateral for its Secured Investment Certificates.

The Company formed MP Realty in November 2009 and obtained a license to operate as a corporate real estate broker through the California Department of Real Estate on February 23, 2010. MP Realty has conducted limited operations to date.

The Company formed MP Securities on April 26, 2010, to provide investment and financial planning solutions for individuals, churches, charitable institutions, and faith-based organizations. MP Securities acts as the selling agent for the Company’s public and private placement notes.

The Company formed MPC on December 28, 2018, to be used exclusively for religious and charitable purposes within the meaning of Section 501(c)(3) of the U.S. Internal Revenue Code of 1986. MPC is a not-for-profit corporation formed and organized as a private foundation under Delaware law that makes charitable grants to Christian education, and provides financial expertise to aid evangelical Christian ministries. On August 23, 2019, the Internal Revenue Service granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the Internal Revenue Code.

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

Risks and Uncertainties

COVID-19, a global pandemic, adversely impacted the broad economy, affecting most industries, including businesses, schools, hospitality-, and travel-based employers, and disrupted the supply and distribution networks that deliver products to the consuming public. The process of recovery from the pandemic by U.S. churches, ministries, and faith-based organizations that the Company serves could have a material financial impact on the Company. If declining in-person attendance at churches and faith-based organizations continues as churches and ministries adjust to the long-term effects of the pandemic, charitable gifts and contributions made to ministries and churches could be adversely affected.

In accordance with Financial Accounting Standards Board (FASB) and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of our COVID-19 Deferral Assistance Program were not considered troubled debt restructurings to the extent that they met the terms of such guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act guidance applies to modifications made between March 1, 2020, and the earlier of January 2, 2022, or sixty (60) days after the end of the COVID-19 national emergency, as stipulated by the Consolidated Appropriations Act signed into law on December 31, 2020. The Company has relied upon and applied this guidance to modifications it granted since the first quarter of 2020.

In addition, Russia’s invasion of Ukraine, increasing inflation, and the disruption of global supply chains are putting strain on the U.S economy and the U.S. consumer. While it is not possible to know the full extent of the long-term impact of COVID-19 or these other current events, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Cash, and Cash Equivalents

Cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of September 30, 2022, and December 31, 2021.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company held $1.3 million in certificates of deposit with original maturities of greater than three months at September 30, 2022. The Company had no certificates of deposit with original maturities of greater than three months at December 31, 2021.

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

The Company is accounting for its investment in joint venture under the equity method of accounting. Under this method, the Company records its proportionate share of the joint venture net income or loss in the Company’s statement of operations. The Company assesses its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Any difference between the carrying value of the equity method investment and its estimated fair value is recognized as an impairment change if the loss in value is deemed other than temporary. Management determined that investment in the joint venture was not impaired at September 30, 2022.

Other Investments

In June 2022, MP Securities purchased two ten-year fixed annuities from insurance companies. These annuities each carry unique features, including guaranteed fixed income components, variable income components, premium bonuses, and potential withdrawal charges. The Company carries these investments at cost and adjusts for guaranteed income when such income is realized. The principal balances of these annuities are guaranteed but are not insured; however, management does not anticipate losses.

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

Loan discounts are interest accrued and unpaid which the Company added to loan principal balances when it restructured the loan. The Company does not accrete discounts to income on impaired loans. However, when management determines that a previously impaired loan is no longer impaired, the Company begins accreting loan discounts to interest income over the term of the restructured loan. For loans purchased from third parties, loan discounts are the differences between the purchase price and the recorded principal balance of the loan. The Company accretes these discounts to interest income over the term of the loan using the interest method.

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

The Company’s loan portfolio consists of one segment – commercial loans. Management has segregated the loan portfolio into the following portfolio classes:

Loan Class	Class Description
Wholly Owned First Collateral Position	Wholly owned loans and the retained portion of loans originated by the Company and sold for which the Company possesses a senior lien on the collateral underlying the loan.
Wholly Owned Junior Collateral Position

Wholly owned loans and the retained portion of loans originated by the Company and sold for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral. This class also contains any loans that are not secured. These loans present higher credit risk than loans for which the Company possesses a senior lien due to the increased risk of loss should the loan default.

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

The Company monitors impaired loans on an ongoing basis as part of management’s loan review and work out process. All loans in the loan portfolio are subject to impairment analysis. The Company reviews its loan portfolio monthly by examining several data points. These include reviewing delinquency reports, the latest information related to the financial condition of its borrowers, and any new appraisal or other collateral valuation. Through this process, the Company identifies potential impaired loans. Management generally deems a loan is impaired when current facts and circumstances indicate that it is probable that a borrower will be unable to make payments according to the loan agreement. If management has not already deemed a loan impaired, it will classify the loan as non-accrual when it becomes 90 days or more past due.

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

Interest Income

The Company’s principal source of revenue is interest income from loans, which is not within the scope of ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606"). Refer to the discussion in “Loans Receivable” and “Interest Accrual on Loans Receivable” above to understand the Company’s recognition of interest income.

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

Payment for the majority of our services is variable consideration, as the amount of revenues we expect to receive is subject to factors outside of our control, including market conditions. Variable consideration is only included in revenue when amounts are not subject to significant reversal, which is generally when uncertainty around the amount of revenue to be received is resolved.

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

Gains on debt extinguishment

Gains on debt extinguishment arise from agreements reached with the Company’s lenders to reduce the principal amount on outstanding debt at a discount. The amount of the gain is determined by the difference between the cash paid and the amount of principal and interest that is reduced as stipulated by the agreement.

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

Under some circumstances, when the Company sells a participation in a wholly owned loan receivable that it services, it retains loan-servicing rights, and records a servicing asset that is initially measured at fair value. As quoted market prices are generally not available for these assets, the Company estimates fair value based on the present value of future expected cash flows associated with the loan receivable. The Company amortizes servicing assets over the life of the associated receivable using the interest method. Any gain or loss recognized on the sale of a loan receivable depends in part on both the previous carrying amount of the financial asset involved in the sale, allocated between the asset sold and the interest that continues to be held by the Company based on its relative fair value at the date of transfer, and the proceeds received.

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

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The variable part of lease payments is not included in our right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling and administrative expenses on the Consolidated Statements of Operations.

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

In October 2019, the FASB adopted a two-bucket approach to stagger the effective date for the credit losses standard for the fiscal years beginning after December 31, 2022, for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Company is eligible for the delay. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to affect the level of the allowance for loan losses on the Company’s consolidated financial statements. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. The Company will use a third-party software solution to assist with the adoption of the standard. Management is currently calculating sample expected loss computations and developing the allowance methodology and assumptions that the Company will use under the new standard.

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

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. At September 30, 2022, and December 31, 2021, the Company had cash of $14 thousand and $17 thousand, respectively, pledged as collateral for its secured borrowings. See “Note 3: Related Party Transactions” for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	September 30,		December 31,
	2022	2021	2021
Cash and cash equivalents	$11,233	$16,515	$28,080
Restricted cash	66	62	69
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$11,299	$16,577	$28,149

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

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with AdelFi (formerly Evangelical Christian Credit Union)

The tables below summarize transactions the Company conducts with AdelFi, the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2022	2021
Total funds held on deposit at AdelFi	$978	$3,797
Loan participations purchased from and serviced by AdelFi	68	242

Related party transactions of the Company (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest earned on funds held with AdelFi	$—	$—	$—	$1
Interest income earned on loans purchased from AdelFi	—	4	4	8
Fees paid to AdelFi from MP Securities Networking Agreement	2	2	7	3
Income from Successor Servicing Agreement with AdelFi	—	2	—	7
Rent expense on lease agreement with AdelFi	37	37	110	110

Loan participation interests purchased:

Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm’s length transaction. The Company did not purchase any loans from AdelFi during the nine months ended September 30, 2022, and 2021.

Lease and Services Agreement:

The Company leases its corporate offices and purchases other facility-related services from AdelFi pursuant to a written lease and services agreement. Management believes these terms are equivalent to those that prevail in arm’s length transactions.

MP Securities Networking Agreement with AdelFi:

MP Securities has entered into a Networking Agreement with AdelFi pursuant to which MP Securities agreed to offer investment and insurance products and services to AdelFi’s members that:

(1)	AdelFi or its Board of Directors has approved;
(2)	comply with applicable investor suitability standards required by federal and state securities laws and regulations;
(3)	are offered in accordance with National Credit Union Administration (“NCUA”) rules and regulations; and
(4)	comply with its membership agreement with FINRA.

The agreement provides that MP Securities will pay AdelFi a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of AdelFi members. Either AdelFi or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

Successor Servicing Agreement with AdelFi:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with AdelFi. This agreement obligates the Company to serve as the successor loan-servicing agent for certain mortgage loans designated by AdelFi. The Company was to service these loans in the event AdelFi requests that the Company assume its obligation to function as the servicing agent for those loans. The original Agreement terminated in October 2019 and converted to a month-to-month agreement. The agreement was terminated at the request of AdelFi in January 2022.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2022	2021
Total funds held on deposit at ACCU	$3,290	$4,083
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	969	1,830
Amount owed on ACCU secured borrowings	14	17
Amount owed on ACCU line of credit	2,000	2,000
Loans pledged on ACCU line of credit	7,361	6,768

Related party transactions of the Company (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest earned on funds held with ACCU	$15	$5	$23	$16
Loans sold to ACCU	—	—	—	1,000
Dollar amount of secured borrowings made from ACCU	1	10	7	10
Dollar amount of draws taken on ACCU line of credit	—	2,000	2,000	2,000
Interest expense on ACCU borrowings	20	2	60	2
Interest income earned on loans purchased from ACCU	—	—	—	42
Income from broker services provided to ACCU by MPS	9	12	32	34
Fees paid based on MP Securities Networking Agreement with ACCU	15	17	66	59

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

As of September 30, 2022, and December 31, 2021, respectively, $14 thousand and $17 thousand had been sold and was outstanding under this agreement. These have been classified as secured borrowings on our balance sheet. At September 30, 2022, and December 31, 2021, the Company has deposited $14 thousand and $17 thousand, respectively, in an account at ACCU as collateral for these borrowings. These funds are considered restricted cash.

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

Line of Credit:

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU. The ACCU line of credit (“ACCU LOC”) is a $5.0 million short-term demand facility with a maturity date of September 23, 2023. See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of the ACCU LOC. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of September 30, 2022, there were $2.0 million in borrowings outstanding on the ACCU line of credit. There were no borrowings under ACCU LOC at December 31, 2021.

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2022	2021
Total funds held on deposit at KCT	$1,251	$1,018
Amount owed on KCT line of credit	—	—
Loans pledged on KCT lines of credit	10,701	8,492
Certificates of deposit pledged on KCT Warehouse LOC	1,250	—
Outstanding loan participations sold to KCT and serviced by the Company	4,239	4,598

Related party transactions of the Company (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest earned on funds held with KCT	$1	$6	$1	$17
Loans sold to KCT	—	1,575	56	2,647
Dollar amount of draws on KCT line of credit	—	—	2,000	3,825
Interest expense on KCT line of credit	—	9	15	40
Fees paid based on MP Securities Networking Agreement with KCT	20	17	64	23

Funds on deposit with KCT:

On January 13, 2020, the Company purchased $1.0 million of certificates of deposit from KCT. The certificates matured on October 13, 2021, and the funds were transferred to a savings account at KCT. On September 29, 2022, the Company purchased a $1.3 million certificate of deposit from KCT. The certificate matures on June 6, 2023, and carries an interest rate of 3.25%. This certificate is pledged as a compensating balance deposit on one of the lines of credit the Company holds with KCT.

Line of credit:

On June 6, 2022, the Company terminated the existing $7.0 million Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution. It replaced this agreement with two short-term demand credit facilities, a $5.0 million warehouse line of credit (“KCT Warehouse LOC”) and a $5.0 million operating line of credit (“KCT Operating LOC”). See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of September 30, 2022, and December 31, 2021, there was no outstanding balance on either of the lines of credit with KCT.

MP Securities Networking Agreement

MP Securities, the Company’s wholly owned subsidiary, has entered into a Networking Agreement with KCT pursuant to which MP Securities agreed to offer investment and insurance products and services to KCT’s members that:

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

Loan Participation Interests Sold

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and charges KCT a customary fee for servicing the loan. As of September 30, 2022, the Company services $4.3 million in loan participations that it has sold to KCT.

Transactions with Other Equity Owners

From time to time the Company will engage in transactions with other owners or related parties.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	September 30,	December 31,
	2022	2021
Outstanding loan participations sold to UFCU and serviced by the Company	$4,236	$4,275
Outstanding loan participations sold to NFCU and serviced by the Company	4,903	4,991
Outstanding notes payable to officers and managers	2,159	261

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

Investor Notes Sold

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $1.2 million and $261 thousand at September 30, 2022, and 2021, respectively.

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

Related Party Transaction Policy

The Board has adopted a Related Party Transaction Policy to assist in evaluating transactions the Company may enter into with a related party. Under this policy, a majority of the members of the Company’s Board and majority of its independent Board members must approve a material transaction that it enters into with a related party. As a result, all transactions that the Company undertakes with an affiliate, or a related party are entered into on terms believed by management to be no less favorable than are available from unaffiliated third parties. In addition, a majority of the Company’s independent Board members must approve these transactions.

Note 4: Loans Receivable and Allowance for Loan Losses

The Company’s loan portfolio comprises one segment – commercial loans. See “Note 1 – Loan Portfolio Segments and Classes” to Part I “Financial Information” of this Report. The loans fall into four classes:

●	wholly owned loans for which the Company possesses the first collateral position;
●	wholly owned loans that are either unsecured or for which the Company possesses a junior collateral position;
●	participated loans purchased for which the Company possesses the first collateral position; and
●	participated loans purchased for which the Company possesses a junior collateral position.

The Company primarily makes or purchases participations in loans that are made to evangelical churches and related organizations. The purpose of these loans is to purchase, construct, or improve facilities. Occasionally the company purchases conventional commercial loans to meet the Company’s liquidity and yield goals as well as to diversify the Company’s loan portfolio. In the third quarter of 2022, the Company purchased a participation in a commercial loan secured by multi-family collateral. Maturities on the loan portfolio extend through 2037. The loan portfolio had a weighted average interest rate of 6.38% and 6.21% as of September 30, 2022, and December 31, 2021, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	September 30,	December 31,
	2022	2021
Commercial loans:
Real estate secured	$88,408	$98,858
Other secured	225	425
Unsecured	105	122
Total loans:	88,738	99,405
Deferred loan fees, net	(217)	(304)
Loan discount	(208)	(220)
Allowance for loan losses	(1,696)	(1,638)
Loans, net	$86,617	$97,243

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of September 30, 2022, and December 31, 2021. The following table shows the changes in the allowance for loan losses for the nine months ended September 30, 2022, and the year ended December 31, 2021 (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2022	December 31, 2021
Balance, beginning of period	$1,638	$1,516
Provision (credit) for loan loss	(69)	122
Charge-offs	—	—
Recoveries	127	—
Balance, end of period	$1,696	$1,638

The table below presents loans by portfolio segment (commercial loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	September 30, 2022	December 31, 2021
Loans:
Individually evaluated for impairment	$5,962	$9,688
Collectively evaluated for impairment	82,776	89,717
Balance	$88,738	$99,405

Allowance for loan losses:
Individually evaluated for impairment	$720	$631
Collectively evaluated for impairment	976	1,007
Balance	$1,696	$1,638

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2022
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$49,044	$1,759	$713	$—	$51,516
Watch	31,163	29	68	—	31,260
Special mention	—	—	—	—	—
Substandard	3,854	1,605	—	—	5,459
Doubtful	503	—	—	—	503
Loss	—	—	—	—	—
Total	$84,564	$3,393	$781	$—	$88,738

Credit Quality Indicators (by class)
As of December 31, 2021
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$67,580	$2,007	$172	$—	$69,759
Watch	19,858	30	70	—	19,958
Special mention	—	—	—	—	—
Substandard	7,535	1,650	—	—	9,185
Doubtful	503	—	—	—	503
Loss	—	—	—	—	—
Total	$95,476	$3,687	$242	$—	$99,405

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Commercial loans:
Wholly Owned First	$7,335	$—	$1,388	$8,723	$75,841	$84,564	$—
Wholly Owned Junior	—	29	—	29	3,364	3,393	—
Participation First	—	—	—	—	781	781	—
Participation Junior	—	—	—	—	—	—	—
Total	$7,335	$29	$1,388	$8,752	$79,986	$88,738	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Commercial loans:
Wholly Owned First	$—	$—	$503	$503	$94,973	$95,476	$—
Wholly Owned Junior	—	—	—	—	3,687	3,687	—
Participation First	—	—	—	—	242	242	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$503	$503	$98,902	$99,405	$—

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

	As of	As of
	September 30,	December 31,
Impaired Loans (by class)	2022	2021
Wholly Owned First
Recorded investment with specific allowance	$1,361	$1,371
Recorded with no specific allowance	11,069	9,339
Total recorded investment	$12,430	$10,710
Unpaid principal balance	$12,610	$10,905
Wholly Owned Junior
Recorded investment with specific allowance	$—	$—
Recorded with no specific allowance	1,605	1,650
Total recorded investment	$1,605	$1,650
Unpaid principal balance	$1,685	$1,685
Participation First
Recorded investment with specific allowance	$—	$—
Recorded with no specific allowance	—	—
Total recorded investment	$—	$—
Unpaid principal balance	$—	$—
Participation Junior
Recorded investment with specific allowance	$—	$—
Recorded with no specific allowance	—	—
Total recorded investment	$—	$—
Unpaid principal balance	$—	$—
Total Impaired Loans
Recorded investment with specific allowance	$1,361	$1,371
Recorded with no specific allowance	12,674	10,989
Total recorded investment	$14,035	$12,360
Unpaid principal balance	$14,295	$12,590

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
Impaired Loans (by class)	2022	2021	2022	2021
Wholly Owned First
Average recorded investment	$13,170	$9,859	$11,570	$9,889
Interest income recognized	152	174	498	383
Wholly Owned Junior
Average recorded investment	1,628	1,675	1,628	833
Interest income recognized	—	—	—	—
Participation First
Average recorded investment	—	—	—	—
Interest income recognized	—	—	—	—
Participation Junior
Average recorded investment	—	—	—	—
Interest income recognized	—	—	—	—
Total Impaired Loans
Average recorded investment	$14,798	$11,534	$13,198	$10,721
Interest income recognized	152	174	498	383

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	September 30, 2022	December 31, 2021
Commercial loans:
Wholly Owned First	$4,357	$6,162
Wholly Owned Junior	1,605	1,650
Participation First	—	—
Participation Junior	—	—
Total	$5,962	$7,812

Beginning in April 2020, the Company has taken measures to assist borrowers adversely affected by COVID-19 by deferring principal and/or interest payments. The concessions granted meet the qualifications under Section 4013 of the CARES Act, and, as a result, the Company has elected not to account for these modifications as troubled debt restructurings. The Company granted these concessions to 35 borrowers during the year ended December 31, 2020, representing an outstanding loan principal balance of $47.8 million. One of these loans was further restructured during the year ended December 31, 2021, as a troubled debt restructuring that did not qualify as a CARES Act deferral. The Company restructured one loan during the year ended December 31, 2021, that qualified as a CARES Act modification and was not accounted for as a troubled debt restructuring. This loan had an outstanding balance of $1.3 million at the time of the modification. The borrower resumed making contractual payment prior to December 31, 2021. As of December 31, 2021, no loans were under CARES Act deferrals. The Company did not restructure any loans that qualified as CARES Act modifications during the nine months ended September 30, 2022.

The Company restructured two loans during the nine months ended September 30, 2022, that did not qualify as CARES Act modifications. A summary of loans the Company restructured during the three- and nine-month periods ended September 30, 2022, and 2021 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Commercial loans:
Wholly Owned First
Number of Loans	—	1	2	2
Pre-Modification Outstanding Recorded Investment	$—	$3,702	$2,192	$5,387
Post-Modification Outstanding Recorded Investment	—	3,702	2,192	5,387
Recorded Investment At Period End	—	3,658	2,298	5,343
Wholly Owned Junior
Number of Loans	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—
Recorded Investment At Period End	—	—	—	—
Participation First
Number of Loans	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—
Recorded Investment At Period End	—	—	—	—
Participation Junior
Number of Loans	—	—	—	—
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—
Post-Modification Outstanding Recorded Investment	—	—	—	—
Recorded Investment At Period End	—	—	—	—
Total
Number of Loans	—	1	2	2
Pre-Modification Outstanding Recorded Investment	$—	$3,702	$2,192	$5,387
Post-Modification Outstanding Recorded Investment	—	3,702	2,192	5,387
Recorded Investment At Period End	—	3,658	2,298	5,343

The Company has two restructured loans that are past maturity as of September 30, 2022. The Company has entered into forbearance agreements with the borrowers and is evaluating what actions it should undertake to protect its investment on these loans. These forbearance agreements include reduced monthly payment amounts and additional reporting requirements. The loans that were restructured during the nine months ended September 30, 2022 have performed according to the terms of the forbearance agreements.

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

As of September 30, 2022, the Company has made no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

Note 5: Investments

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). Intertex is a managing member of the LLC, with authority to direct operations. The Company is a non-managing member with no authority beyond limited rights granted to the Company by the operating agreement. The Valencia Hills Project is a joint venture that will develop, and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The

Company’s initial investment in the joint venture was $900 thousand and represented 100% of the ownership of the joint venture. Under the terms of the operating agreement, the members of the joint venture are entitled to receive their respective capital contributions until the balance is reduced to zero. After these payments are made, the Company is entitled to receive 30% of the profits generated by the operation of the joint venture or disposition of the property. The Company’s ownership percentage in the joint venture was 74% as of September 30, 2022, and December 31, 2021.

As of September 30, 2022, and December 31, 2021, the value of the Company’s investment in the joint venture was $875 and $882 thousand, respectively. Management’s impairment analysis of the investment as of September 30, 2022, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in certificates of deposit with an original maturity greater than three months at September 30, 2022. Details of certificates with original maturities of greater than three months owned by the Company as of September 30, 2022, are as follows (dollars in thousands):

As of September 30, 2022
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	9/29/2022	$1,250	3.25%	6/6/2023

The certificate identified above was purchased from KCT and is pledged as a compensating balance under the terms of the KCT Warehouse LOC. See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities.

The Company owned no certificates of deposit with an original maturity greater than three months at December 31, 2021.

Other Investments

In June 2022, the Company entered into two agreements whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years. The Company recognized $16 thousand in income on these investments during the nine months ended September 30, 2022. Additional information related to these investments is as follows (dollars in thousands):

				Income for the three months ended		Income for the nine months ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fixed annuity	June 2032	$1,000	$1,016	$1	$—	$16	$—

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$167	$175	$683	$677
Gains on loan sales	10	6	13	25
Gain on sale of foreclosed assets	—	44	—	44
Other investment income	1	—	16	—
Other non-interest income	—	2	—	7
Non-interest income, out of scope, ASC 606
Lending fees	58	46	134	152
Gain on debt extinguishment	300	—	2,100	2,398
Total non-interest income	$536	$273	$2,946	$3,303

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

	For the three months ended		For the nine months ended
(dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Broker-dealer revenue
Securities commissions
Transactional	$1	$25	$103	$104
AUM	11	10	34	29
	12	35	137	133
Sale of investment company shares
Transactional	3	9	19	27
AUM	18	25	63	72
	21	34	82	99
Other insurance product revenue
Transactional	33	—	160	155
AUM	19	15	39	41
	52	15	199	196
Advisory fee income
Transactional	1	—	1	2
AUM	81	91	264	247
	82	91	265	249
Total broker-dealer revenue
Transactional	38	34	283	288
AUM	129	141	400	389
	$167	$175	$683	$677

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the
	Nine months ended		Year ended
	September 30,		December 31,
	2022	2021	2021
Loan participation interests sold by the Company	$3,216	$13,434	$14,053
Total participation interests sold and serviced by the Company	41,049	45,706	46,056
Servicing income	113	137	189

Servicing Assets
Balance, beginning of period	$170	$147	$147
Additions:
Servicing obligations from sale of loan participations	16	38	81
Subtractions:
Amortization	(55)	(46)	(58)
Balance, end of period	$131	$139	$170

ACCU Loan Participation Agreement

As detailed in “Note 3: Related Party Transactions,” effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Sales made under the Master LP Agreement are done on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the nine months ended September 30, 2022, the Company sold two loan participations for $7 thousand to ACCU under the provisions of the Master LP Agreement. Due to the recourse provisions of the agreement, the participation sales are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s balance sheet.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that management valued at $301 thousand at September 30, 2022, and December 31, 2021. There was no allowance for losses on foreclosed assets at September 30, 2022, and December 31, 2021. The Company did not record any provision for losses on foreclosed assets during the nine months ended September 30, 2022 and 2021.

During the year ended December 31, 2021, the Company sold a residential property it had acquired in a foreclosure action that had previously been completely written off. The Company realized a gain of $44 thousand on this sale.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Foreclosed Asset Expenses	2022	2021	2022	2021
Provision for losses	$—	$—	$—	$—
Operating expenses	1	—	10	21
Total foreclosed asset expenses	$1	$—	$10	$21

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	September 30,	December 31,
	2022	2021

Furniture and office equipment	$528	$522
Computer system	214	214
Leasehold improvements	43	43
Total premises and equipment	785	779
Less accumulated depreciation and amortization	(641)	(607)
Premises and equipment, net	$144	$172

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Depreciation and amortization expense	$11	$12	$34	$37

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of September 30, 2022, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$5,871	$450	11/1/2026	$12,394	$—
KCT Warehouse LOC	5.250%	Variable	—	—	6/6/2023	6,056	—
KCT Operating LOC	5.250%	Variable	—	—	6/6/2023	4,679	—
ACCU LOC	4.000%	Variable	2,000	—	9/23/2023	7,361	—
ACCU Secured	Various	Fixed	14	—	Various	—	14

Term-Debt Credit Facility

The Company has a secured term-debt credit facility with OSK VII, LLC, an investment fund (“OSK”). The facility is non-revolving and does not include an option to renew or extend additional credit. Additionally, the facility does not contain a prepayment penalty. Under the terms of the credit facility, the Company must maintain a minimum collateralization ratio of at least 120%. If at any time the Company fails to maintain its required minimum collateralization ratio, it will be required to deliver cash or qualifying mortgage loans in an amount sufficient to meet its obligation to maintain a minimum collateralization ratio. The collateral securing the facility at September 30, 2022, and December 31, 2021, satisfied the 120% minimum ratio. As of September 30, 2022, the Company has only pledged qualifying mortgage loans as collateral on the credit facility. In addition, the credit facility includes several borrower covenants. The Company is in compliance with these covenants as of September 30, 2022, and December 31, 2021. On March 5, 2021, the Company made a $14.3 million principal prepayment on this facility and realized a $2.3 million gain on the extinguishment of debt because of this payment. On January 6, 2022, the Company made a $16.5 million principal prepayment on this facility and realized a $1.5 million gain on the extinguishment of debt because of this payment. The Company was in compliance with its covenants under the facility at the time of these payments. On June 29, 2022, and September 29, 2022, the Company made $3.3 million principal prepayments on this facility and realized $300 thousand gains on the extinguishment of debt on of each of these payments. The Company was in compliance with its covenants under the facility at the time of these payments.

Future principal contractual payments of the Company’s term-debt during the twelve-month periods ending September 30, are as follows (dollars in thousands):

2023	$5,308
2024	563
Total	$5,871

On November 4, 2022, the Company paid off the remaining $5.4 million in outstanding principal on the term-debt credit facility. See Note 18: Subsequent Events for additional disclosure.

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

The Company may draw funds on the KCT Warehouse LOC at any time until the line is fully drawn. Repayment of each advance is due 120 days after the advance is made or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At September 30, 2022, the interest rate on the KCT Warehouse LOC was 5.25%. To secure its obligations under the KCT Warehouse LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT Warehouse LOC. The minimum ratio must equal at least 120%. The KCT Warehouse LOC also requires the Company to maintain a deposit of 25% of the total line limit to borrow on the facility. In September 2022, the Company purchased a $1.25 million certificate of deposit from KCT that satisfies this requirement. A total of $6.0 million in loans were pledged on this facility as of September 30, 2022. At September 30, 2022, there were no outstanding borrowings on the KCT Warehouse LOC.

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

The Company may draw funds on the KCT Operating LOC at any time until the line is fully drawn. Repayment by the termination date or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At September 30, 2022, the interest rate on the KCT Warehouse LOC was 5.25%. To secure its obligations under the KCT Operating LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking the outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed less the secured cash on the KCT Operating LOC. The minimum ratio must equal at least 120%. A total of $4.7 million in loans were pledged on this facility as of September 30, 2022. At September 30, 2022, there were no outstanding borrowings on the KCT Operating LOC.

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

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with an initial one-year maturity date of September 23, 2022. The facility was automatically renewed for an additional one-year term that matures on September 23, 2023. The facility carried an outstanding balance of $2.0 million at September 30, 2022, and December 31, 2021. The interest rate on the facility is equal to the prime rate as published in the Wall Street Journal plus 0.75%. This rate is adjusted on January 10th each year to account for the current prime rate but cannot be adjusted below 4.00%. The interest rate on the ACCU LOC was 4.00% on September 30, 2022. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that always equals or exceeds $10.0 million during the term of the loan. The ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at September 30, 2022. A total of $7.4 million and $6.8 million in loans were pledged on this facility as of September 30, 2022, and December 31, 2021, respectively.

ACCU Secured Borrowings

As detailed in “Note 3: Related Party Transactions,” on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $14 thousand and $17 thousand in secured borrowings were outstanding under the Master LP Agreement as of September 30, 2022, and December 31, 2021. These borrowings have various contractual maturities ranging from 2028 to 2032.

Note 11: Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		September 30, 2022		December 31, 2021
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1 Offering	Unsecured	$164	4.58%	$3,654	4.45%
Class 1A Offering	Unsecured	21,743	4.15%	27,116	4.11%
2021 Class A Offering	Unsecured	44,055	3.52%	34,524	3.20%
Public Offering Total		$65,962	3.73%	$65,294	3.65%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$11,904	4.53%	$11,526	4.47%
Private Offering Total		$11,904	4.53%	$11,526	4.47%

Total Investor Notes Payable		$77,866	3.85%	$76,820	3.77%

Future maturities for the Company’s investor notes during the twelve-month periods ending September 30, are as follows (dollars in thousands):

2023	$21,386
2024	15,991
2025	12,792
2026	17,433
2027	10,264
Total	$77,866

Debt issuance costs related to the Company’s investor notes payable, net of amortization, were $78 thousand and $88 thousand at September 30, 2022, and December 31, 2021, respectively.

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

SEC Registered Public Offerings

Class 1 Offering.

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of September 30, 2022, and December 31, 2021. The Company issued the Class 1 Notes under a Trust Indenture entered into by and between the Company and U.S. Bank. The Class 1 Offering expired on December 31, 2017.

Class 1A Offering.

In February 2018, the Company launched its Class 1A Notes Offering. Pursuant to a Registration Statement declared effective on February 27, 2018, the Company registered $90 million of its Class 1A Notes in two series – fixed and variable notes. The Class 1A Notes are unsecured. The interest rate paid on the Fixed Series Notes is determined in reference to a Constant Maturity Treasury Index published by the U.S. Department of Treasury (“CMT Index”) in effect on the date that the note is issued plus a rate spread as described in the Company’s Class 1A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate. The Class 1A Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of September 30, 2022, and December 31, 2021. The Company issued the Class 1A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank. The Class 1A Offering expired on December 31, 2020.

2021 Class A Offering.

In January 2021, the Company launched its 2021 Class A Notes Offering. Pursuant to a Registration Statement declared effective on January 8, 2021, the Company registered $125 million of its 2021 Class A Notes in two series – fixed and variable notes. The 2021 Class A Notes are unsecured. Like the Class 1A Notes Offering, the interest rate paid on the Fixed Series Notes is determined in reference to a CMT Index published by the U.S. Department of Treasury in effect on the date that the note is issued plus a rate spread as described in the Company’s 2021 Class A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate but will be replaced by the Secured Overnight Financing Rate (“SOFR”) effective as of July 1, 2023. The Federal Reserve Bank of New York establishes the SOFR, with adjustments made as deemed appropriate. The 2021 Class A Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of September 30, 2022, and December 31, 2021. The Company issued the 2021 Class A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank.

Private Offerings

Series 1 Subordinated Capital Notes (“Subordinated Notes”).

In July 2022, the Company renewed the offer and sale of its Subordinated Notes initially launched in February 2013. The Company offers the notes pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D. The Company offers the Subordinated Notes with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps.

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the dollar amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at September 30, 2022, and December 31, 2021.

Note 12: Commitments and Contingencies

Unfunded Commitments

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include un-advanced lines of credit and standby letters of credit. Such commitments involve elements of credit and interest rate risk that is greater than the amount stated on the balance sheet.

The contractual amount of these commitments represents the Company’s exposure to credit loss. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	September 30, 2022	December 31, 2021
Undisbursed loans	$447	$270

Undisbursed loans are commitments for potential future extensions of credit to existing customers. These loans are sometimes unsecured, and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Operating Leases

The Company has a lease agreement for its offices in Brea, California and a vehicle used by executive management. The Company renewed its Brea office lease in January 2019 for an additional five-year term. The lease does not contain any additional options to renew. The Company has determined that both leases are operating leases. The Company used its incremental borrowing rates to determine the discount rates used in the asset calculations. The Company’s lease agreement for its Fresno office expired in March 2022. In April 2022, the Company signed a three-year lease renewal agreement beginning May 1, 2022, and terminating April 30, 2025. The agreement does not contain any options to renew. The lease payments associated with the renewal have been included in the future minimum lease payments table below.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2022	2021	2022	2021	2021
Lease cost
Operating lease cost	$44	$43	$131	$130	$174
Other information
Cash paid for operating leases	47	43	143	130	174
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	106	—	—
Weighted average remaining lease term (in years)	1.65	1.92	1.65	1.92	1.96
Weighted-average discount rate	4.38%	4.65%	4.38%	4.65%	4.71%

Future minimum lease payments and lease costs for the twelve months ending September 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2023	$189	$183
2024	75	74
2025	19	19
Total	$283	$276

Note 13: Preferred and Common Units under LLC Structure

Holders of the Series A Preferred Units are entitled to receive a quarterly cash dividend that is 25 basis points higher than the one-year LIBOR rate in effect on the last day of the calendar month for which the preferred return is approved. The UK Financial Conduct Authority announced on December 4, 2020, that the USD LIBOR for 1, 3, 6, and 12 months will no longer be published after June 30, 2023. Effective as of July 1, 2023, the Company will use the SOFR as established by the Federal Reserve Bank of New York. In addition to the quarterly cash dividend, the Company has also agreed to set aside an annual amount equal to 10% of its net profits earned for any year, after subtracting from profits the quarterly Series A Preferred Unit dividends paid, for distribution to its Series A Preferred Unit holders.

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

Note 14: Retirement Plans

401(k)

All the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required, and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the nine months ended September 30, 2022, and 2021 were $66 thousand and $54 thousand, respectively.

Profit Sharing

The profit-sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee’s annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit-sharing contribution for the nine months ended September 30, 2022, and 2021.

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

For purposes of the SERP, Mr. Turner’s accrued benefit is subject to a maximum sum of $600,000, with payments made annually in equal monthly installments over a ten-year period. The Company is liable for the entire amount of this benefit unless Mr. Turner incurs a separation of service prior to the vesting date in August 2024. The Company’s management has determined that such a separation is unlikely to occur prior to the vesting date and has accrued the entire benefit as of September 30, 2022.

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

In certain cases, the inputs used to measure fair value of an asset or liability may fall into multiple levels of the fair value hierarchy. However, in these cases, the asset or liability is classified to only one level of the hierarchy. To determine which level of the hierarchy the asset or liability is classified as a whole, the Company uses the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at September 30, 2022 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$11,299	$11,299	$—	$—	$11,299
Loans, net	86,617	—	—	85,564	85,564
Investment in joint venture	875	—	—	875	875
Other investments	1,016			942	942
Accrued interest receivable	469	—	—	469	469
FINANCIAL LIABILITIES:
Lines of credit	$2,000	$—	$—	$2,000	$2,000
Term-debt	5,871	—	—	5,284	5,284
Other secured borrowings	14	—	—	15	15
Investor notes payable	77,788	—	—	76,600	76,600
Other financial liabilities	392	—	—	392	392

		Fair Value Measurements at December 31, 2021 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash	$28,080	$28,080	$—	$—	$28,080
Loans, net	97,243	—	—	97,913	97,913
Investments in joint venture	882	—	—	882	882
Accrued interest receivable	507	—	—	507	507
FINANCIAL LIABILITIES:
Lines of credit	$2,000	$—	$—	$2,000	$2,000
Term-debt	32,749	—	—	31,489	31,489
Other secured borrowings	17	—	—	18	18
Notes payable	76,732	—	—	76,871	76,871
Other financial liabilities	455	—	—	455	455

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2022, and December 31, 2021.

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

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties’ credit standing. The fair value of loan commitments is insignificant at September 30, 2022, and December 31, 2021.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2022:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$5,165	$5,165
Investment in joint venture	—	—	875	875
Other investments	—	—	942	942
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,283	$7,283

Assets at December 31, 2021:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$8,981	$8,981
Investments in joint venture	—	—	882	882
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$10,164	$10,164

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

Foreclosed Assets

The Company initially records real estate acquired through foreclosure or other proceedings (foreclosed assets) at fair value at the date of foreclosure less estimated costs of disposal, which establishes a new cost. After foreclosure, management periodically performs valuations on foreclosed assets. The Company carries foreclosed assets held for sale at the lower of cost or fair value, less estimated costs of disposal. The fair values of real properties initially are determined based on appraisals. Management may adjust the appraised values for a range of factors including age of the appraisal, age of comparable properties included in the appraisal, and known changes in the market or in the collateral. The Company makes subsequent valuations of the real properties based either on management estimates or on updated appraisals. If management makes significant adjustments to appraised values based on unobservable inputs, the Company categorizes foreclosed assets under Level 3. Otherwise, if management bases the foreclosed assets’ value on recent appraisals and the only adjustments made are for known contractual selling costs, the Company will categorize the foreclosed assets under Level 2.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

September 30, 2022
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,165	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investment in joint venture	875	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2021
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,981	Discounted appraised value	Selling cost / Estimated market decrease	11% - 81% (21%)
Investments in joint venture	882	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2021, and 2020, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2021, and 2020, MP Realty has federal and state net operating loss carryforwards of approximately $431 thousand and $430 thousand, respectively, which begin to expire in 2031. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at September 30, 2022, and December 31, 2021.

MPC is a private foundation that is subject to a federal excise tax on net investment income. It may reduce its federal excise tax rate from 2% to 1% by exceeding a certain payout target for the year. MPC’s provision for current federal excise tax is based on a 1% rate on net investment income in 2021 and 2020. Each year the current federal excise tax is levied on interest and dividend income and net realized gains (if any). In addition, MPC may become subject to current federal and state unrelated business income (“UBI”) tax in connection with certain activities. MPC is currently not subject to UBI Tax. Management believes that MPC has appropriate support for the excise and other tax positions taken and, as such, does not have any uncertain tax positions that have a material impact on MPC’s financial position or change in total net assets.

Tax years ended December 31, 2018, through December 31, 2021, remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2017, through December 31, 2021, remain subject to examination by the California Franchise Tax Board and various other state jurisdictions.

Note 17: Segment Information

The Company’s reportable segments are strategic business units that each offer a unique set of products and services that differ from each other. The Company manages the segments separately because each business requires different management, personnel skills, and marketing strategies.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue from external sources
Finance Company*	$1,783	$1,847	$6,591	$7,909
Broker-Dealer	173	175	705	789
Adjustments / Eliminations	—	—	—	—
Total	$1,956	$2,022	$7,296	$8,698

Revenue from internal sources
Finance Company	$—	$—	$—	$—
Broker-Dealer	299	242	793	742
Adjustments / Eliminations	(299)	(242)	(793)	(742)
Total	$—	$—	$—	$—

Interest expense
Finance Company	$1,112	$1,128	$3,351	$3,589
Broker-Dealer	—	—	—	—
Adjustments / Eliminations	(289)	(237)	(856)	(798)
Total	$823	$891	$2,495	$2,791

Total non-interest expense and provision for tax
Finance Company	$741	$784	$3,189	$2,873
Broker-Dealer	345	315	1,242	1,003
Other Segments	2	30	53	30
Adjustments / Eliminations	—	(30)	(50)	(30)
Total	$1,088	$1,099	$4,434	$3,876

Net profit (loss)
Finance Company	$(64)	$(24)	$120	$1,384
Broker-Dealer	126	103	256	527
Other Segments	(1)	(30)	(53)	(30)
Adjustments / Eliminations	(10)	24	113	87
Total	$51	$73	$436	$1,968

*Note: Finance Company revenue includes gains on debt extinguishment of $300 thousand for the quarter ended September 30, 2022, and $2.1 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively.

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Total assets
Finance Company	$98,058	$123,753
Broker-Dealer	4,411	3,946
Other Segments	361	559
Adjustments / Eliminations	(106)	(293)
Total	$102,724	$127,965

Note 18: Subsequent Events

On November 4, 2022, the Company paid the remaining balance due on its term-debt credit facility with OSK. The term-debt credit facility is now terminated and satisfied in whole. The Company negotiated to settle the remaining $5.4 million in principal outstanding at a discount resulting in a gain on debt extinguishment of $437 thousand. The original obligation on this debt was an $87.3 million credit facility refinancing transaction, which was entered into on November 4, 2011, with the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union. On June 28, 2019, NCUA assigned all its rights, title, and interest under the credit facility to OSK.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three- and nine-month periods ended September 30, 2022, and 2021. It should be read in conjunction with our December 31, 2021, Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q contains forward-looking statements regarding Ministry Partners Investment Company, LLC and our wholly owned subsidiaries, MPF, MP Realty, MPC, and MP Securities, including, without limitation, statements regarding our expectations with respect to revenue, credit losses, levels of non-performing assets, expenses, earnings, and other measures of financial performance. Statements that are not statements of historical facts may be deemed to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend”, “should”, “seek”, “will”, and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management.

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon numerous factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly owned subsidiaries, MPF, MP Realty, MP Securities, and MPC.

OVERVIEW

As the effects of the worldwide pandemic begin to lessen in severity, indicators of economic activity have continued to strengthen as jobs, consumer spending, manufacturing, and other indicators rebound from their weakest levels. However, rising prices have become a concern and the Russian invasion of Ukraine in February of this year is expected to create additional upward pressure on prices. As a result, the Federal Reserve Board (“FRB”) raised the fed funds rate up from 0.25% at the beginning of the year to 3.25% as of September 30, 2022. Additionally, the FRB’s median projection of the fed funds rate at the end of 2022 is 4.4%, indicating the committee expects to continue to increase rates as they attempt to curtail inflation. Due to these factors, we believe that economic uncertainty remains high and could negatively impact our borrowers and financial results.

For the nine months ended September 30, 2022, the Company generated $436 thousand in net income. During this period, the most significant factor in generating net income was $2.1 million in gains on debt extinguishment resulting from early paydowns of a credit facility. These gains were offset by $600 thousand in deferred compensation expense recorded to recognize the liability associated with the establishment of a SERP for the Company’s President and Chief Executive Officer. In addition, the Company has accrued $123 thousand in discretionary bonuses for its employees during 2022.

For the three months ended September 30, 2022, the Company generated $51 thousand in net income compared to a gain of $73 thousand for the three months ended September 30, 2021. While the $300 thousand gain on debt extinguishment during the third quarter of 2022 is offset by a $296 thousand decrease in net interest income after credits for loan losses, the Company generated $27 thousand less in broker-dealer revenue and other income during the three months ended September 30, 2022, compared to the same quarter in the prior year.

Financial Condition

Comparison of Financial Condition on September 30, 2022, and December 31, 2021

			Comparison
	2022	2021	$ Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$11,233	$28,080	$(16,847)	(60%)
Restricted cash	66	69	(3)	(4%)
Certificates of deposit	1,250	—	1,250	—%
Loans receivable, net of allowance for loan losses of $1,696 and $1,638 as of September 30, 2022 and December 31, 2021, respectively	86,617	97,243	(10,626)	(11%)
Accrued interest receivable	469	507	(38)	(7%)
Investment in joint venture	875	882	(7)	(1%)
Other investments	1,016	—	1,016	—%
Property and equipment, net	144	172	(28)	(16%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	131	170	(39)	(23%)
Other assets	622	541	81	15%
Total assets	$102,724	$127,965	$(25,241)	(20%)
Liabilities and members’ equity
Liabilities:
Lines of credit	$2,000	$2,000	$—	100%
Term-debt	5,871	32,749	(26,878)	(82%)
Other secured borrowings	14	17	(3)	100%
Investor notes payable, net of debt issuance costs of $78 and $88 as of September 30, 2022 and December 31, 2021, respectively	77,788	76,732	1,056	1%
Accrued interest payable	233	252	(19)	(8%)
Other liabilities	2,211	1,704	507	30%
Total liabilities	88,117	113,454	(25,337)	(22%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated equity (deficit)	1,383	1,287	96	7%
Total members' equity	14,607	14,511	96	1%
Total liabilities and members' equity	$102,724	$127,965	$(25,241)	(20%)

On January 6, 2022, the Company negotiated a discounted partial paydown of principal of $16.0 million on our OSK term loan. This resulted in a gain on debt extinguishment of $1.5 million. We made two $3.3 million discounted paydowns on the debt during the nine months ended September 30, 2022, resulting in $300 thousand gains on debt extinguishment recognized in both the second and third quarters. The discounted paydowns were the primary cause of a 20% decrease in our total assets. We funded the debt payoff through existing cash we set aside in previous periods for this type of opportunity, as well as raising cash from our loans receivable portfolio in the form of collections and participation sales.

To maintain a liquid balance sheet, we intend to sell participation interests in a portion of our new loan originations as well as out of our existing loan portfolio. For the nine months ended September 30, 2022, we purchased or originated $5.7 million in loans receivable and sold participation interests in loans receivable of $3.2 million during the same period. We also received $13.3 million in loan principal collections during the first nine months of 2022, with $8.5 million received during the first quarter. These were mostly due to early loan payoffs from borrowers who refinanced elsewhere. Therefore, our loan portfolio provided $10.8 million in cash during the nine months ended September 30, 2022.

Our investor notes payable consists of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. For the nine months ended September 30, 2022, net investor notes payable increased $1.0 million, with an increase of $3.8 million in the third quarter. This third quarter increase was primarily due to new note purchases from a few investors. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organizations and the ministries they serve. Concurrently, MP Securities has continued to increase its retail customer base through client referrals and its networking agreements with key strategic partners.

For the nine months ended September 30, 2022, we had net income of $436 thousand. Our total members’ equity increased 1% to $14.6 million for the nine months ended September 30, 2022, which resulted in a capital to asset ratio of 14.2%.

Liquidity and Capital Resources

In response to the economic uncertainty created from the COVID-19 pandemic, management began to generate liquidity by selling participation interests in its loans receivable during 2020 and throughout 2021. In 2022, the Company intends to moderate this strategy based on its current and expected near term liquidity needs. During the period ended September 30, 2022, we generated $3.2 million in cash from the sale of loan participation interests. This strategy will allow the Company to scale up its origination and servicing capacity while keeping liquidity levels within its guidelines. An additional liquidity tool we use in conjunction with our loan participation sales is a $5.0 million warehouse line of credit (“KCT LOC”) with Kane County Teachers Credit Union (“KCT”). This line of credit was established for the specific purpose of funding loan originations, and we intend to offer participation interests in these loans to repay the credit facility while generating servicing fee revenue. We must repay each advance within one hundred twenty (120) days after receiving the funds. As of September 30, 2022, we had no outstanding balance on the KCT LOC.

The Company also has two other revolving lines of credit. The Company has a revolving $5.0 million short-term demand credit facility (“ACCU LOC”) with America’s Christian Credit Union. The ACCU LOC has a one-year term with a maturity date of September 23, 2023. As of September 30, 2022, we had an outstanding balance of $2.0 million on this facility. The Company does not have any restrictions on how the funds may be used for this facility. We also have a $5.0 million short-term demand credit facility with KCT. The Company can use this operating line as needed and it has a one-year term with a maturity date of June 6, 2023. As of September 30, 2022, we had no outstanding balance on this operating line of credit.

Management believes, if necessary, we will be able to raise additional cash through loan and investor note sales to keep sufficient levels of cash available to meet our debt obligations to investors. Because the Company was successful in raising cash from loan repayments, sales of loan participations, and its use of short-term credit facilities, we were able to take advantage of the opportunity to pay down our OSK debt facility at a discount, as described above. Despite this paydown, the Company is still operating with cash levels above its Board-approved policy. Cash, restricted cash, and certificates of deposit were $12.5 million as of September 30, 2022, and our liquidity ratio was 14%. On November 4, 2022, we used a portion of this liquidity to make a cash payment that paid off the remaining $5.4 million in outstanding principal on our term-debt credit facility held with OSK VII, LLC. As of November 4, 2022, this facility is considered terminated and paid in full, and no future payments are required on the facility.

Our liquidity policy, established by our Board of Managers, sets a minimum liquidity ratio and provides contingency protocols if our liquidity falls below the minimum. Our liquidity ratio was above the minimum set by our policy as of September 30, 2022. Due to the discounted paydown of the term-debt the Company reported $2.1 million in gains on the extinguishment of debt for the nine-month period ended September 30, 2022.

Debt Securities

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate remains stable, and our advisory team continues to expand their clientele, which has also increased new note sales.

The table below shows the renewal rates of our maturing notes over the last three years ended December 31:

2021	55%
2020	60%
2019	75%

The renewal rate for the periods ended September 30, 2022, as compared to September 30, 2021, is as follows:

●	Three-month period ended September 30, 2022: 83%
●	Nine-month period ended September 30, 2022: 59%
●	Three-month period ended September 30, 2021: 66%
●	Nine-month period ended September 30, 2021: 62%

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s $7.9 million in outstanding debt payable as of September 30, 2022 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Amount of Cash Pledged
Term Loan	2.525%	Fixed	$5,871	$450	11/1/2026	$12,394	$—
KCT Warehouse LOC	5.250%	Variable	—	—	6/6/2023	6,056	—
KCT Operating LOC	5.250%	Variable	—	—	6/6/2023	4,679	—
ACCU LOC	4.000%	Variable	2,000	—	9/23/2023	7,361	—
ACCU Secured	Various	Fixed	14	—	Various	—	14

We cannot borrow additional funds on the OSK term loan; therefore, we will need to replace any principal paid on the facility through another source. We can draw up to $10 million on the revolving lines of credit. In addition, we can draw up to $5 million on the KCT Warehouse LOC to facilitate warehousing new loan originations until we can sell loan participations in those loans. The ACCU secured borrowings comprise loan participation sales that are classified as secured borrowings and will pay down as the loans amortize.

The following table shows the maturity schedule of our OSK term-debt as of September 30, (dollars in thousands):

2023	$5,308
2024	563
Total	$5,871

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of September 30, 2022, we are in compliance with our covenants on our investor notes payable, OSK credit facility, KCT Warehouse LOC, KCT Operating LOC, and ACCU LOC.

●	For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable” to Part I “Financial Information” of this Report.
●	For additional information on our credit facilities, refer to “Note 10. Credit Facilities” to Part I “Financial Information” of this Report.

Results of Operations: September 30, 2022

The analysis below compares the Company’s results of operations for the three- and nine-month periods ended September 30, 2022, and 2021.

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

The following tables provides information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,748	$39	1.13%	$14,361	$10	0.28%
Interest-earning loans [1]	81,872	1,381	6.69%	99,647	1,739	6.92%
Total interest-earning assets	95,620	1,420	5.89%	114,008	1,749	6.09%
Non-interest-earning assets	7,795	—	—%	8,988	—	—%
Total Assets	103,415	1,420	5.45%	122,996	1,749	5.64%

Liabilities:
Investor notes payable gross of debt issuance costs	74,778	717	3.80%	70,371	649	3.66%
Other debt	11,918	84	2.80%	35,767	229	2.54%
Total interest-bearing liabilities	86,696	801	3.67%	106,138	878	3.28%
Debt issuance cost		22			13
Total interest-bearing liabilities net of debt issuance cost	$86,696	823	3.77%	$106,138	891	3.33%

Net interest income		$597			$858
Net interest margin			2.48%			2.99%
[1]	Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$—	$29	$29
Interest-earning loans	(303)	(55)	(358)
Total interest-earning assets	(303)	(26)	(329)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	42	26	68
Other debt	(166)	21	(145)
Debt issuance cost	—	9	9
Total interest-bearing liabilities	(124)	56	(68)
Change in net interest income	$(179)	$(82)	$(261)

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in Thousands)
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$15,868	$54	0.45%	$17,763	$35	0.26%
Interest-earning loans [1]	84,431	4,296	6.80%	104,776	5,360	6.84%
Total interest-earning assets	100,299	4,350	5.80%	122,539	5,395	5.89%
Non-interest-earning assets	7,906	—	—%	8,062	—	—%
Total Assets	108,205	4,350	5.37%	130,601	5,395	5.52%

Liabilities:
Investor notes payable gross of debt issuance costs	75,190	2,084	3.71%	73,816	1,980	3.59%
Other Debt	16,195	335	2.77%	40,389	774	2.56%
Total interest-bearing liabilities	$91,385	2,419	3.54%	$114,205	2,754	3.22%
Debt issuance cost		76			37
Total interest-bearing liabilities net of debt issuance cost	$91,385	2,495	3.65%	$114,205	2,791	3.27%

Net interest income		$1,855			$2,604
Net interest margin			2.47%			2.84%
[1]	Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(4)	$23	$19
Interest-earning loans	(1,033)	(31)	(1,064)
Total interest-earning assets	(1,037)	(8)	(1,045)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	37	67	104
Other debt	(498)	59	(439)
Debt issuance cost	—	39	39
Total interest-bearing liabilities	(461)	165	(296)
Change in net interest income	$(576)	$(173)	$(749)

Total interest income for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, decreased mostly due to a volume variance on interest-earning loans. The volume variance on loans was due to loan participation sales and early payoffs on our loan portfolio. This was also the reason for the volume variance on interest-earning loans for the nine months ended September 30, 2022, compared to the nine months ended

September 30, 2022. While the weighted average rate of our loan portfolio is 6.38%, our interest-bearing loans yielded 6.69% for the quarter ended September 30, 2022, due to the recognition of net deferred fees in interest income. When we sell loan participations and when loans pay off early, deferred fee amortization is accelerated, which causes higher interest income yields than the weighted average loan portfolio rate.

The decrease in interest income described above was offset somewhat by a decrease in interest expense due to a volume variance on other debt for the September 30, 2022. The volume variance was due to the debt paydowns as described above.

Overall net interest income decreased by $261 thousand for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to a greater decrease in interest income due to volume variance on loans than the decrease in interest expense due to the volume variance on other debt. Net interest income decreased by $749 thousand for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, for the same reason.

Provision and non-interest income and expense

	Three months ended				Nine months ended
	September 30,		Comparison		September 30,		Comparison
	(in thousands)				(in thousands)
	2022	2021	$ Diff	% Diff	2022	2021	$ Diff	% Diff
Net interest income	$597	$858	$(261)	(30%)	$1,855	$2,604	$(749)	(29%)
Provision (credit) for loan losses	(6)	(41)	35	(85%)	(69)	63	(132)	(210%)
Net interest income after credit for loan losses	603	899	(296)	(33%)	1,924	2,541	(617)	(24%)
Total non-interest income	536	273	263	96%	2,946	3,303	(357)	(11%)
Total non-interest expenses	1,083	1,094	(11)	(1%)	4,419	3,861	558	14%
Income before provision for income taxes	56	78	(22)	(28%)	451	1,983	(1,532)	(77%)
Provision for income taxes and state LLC fees	5	5	—	—%	15	15	—	—%
Net income	$51	$73	$(22)	(30%)	$436	$1,968	$(1,532)	(78%)

Net interest income after provision for loan losses decreased by $296 thousand for the quarter ended September 30, 2022, over the quarter ended September 30, 2021. This decrease was primarily due to the decrease in net interest income described above and offset somewhat by the $6 thousand credit for loan losses due to the lower average loan balance described above. The decrease in net interest income after provision (credit) for loan losses for the nine months ended September 30, 2022, over the nine months ended September 30, 2021, was also primarily due to lower average loan balances, but was offset by a $69 thousand credit for loan losses.

The increase in total non-interest income for the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021, as shown in the table above, was due to income on debt extinguishment of $300 thousand recognized during the three-month period ended September 30, 2022. No gains on debt extinguishment were recognized during the three-month period ended September 30, 2021. The decrease in non-interest income for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily the result of the gain on debt extinguishment of $2.1 million for the nine-month period ended September 30, 2022, compared to $2.4 million for the nine-month period ended September 30, 2021.

Total non-interest expense increased as shown in the table above for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due to the establishment of the SERP with our President and Chief Executive Officer in the amount of $600 thousand. This is a non-recurring expense.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2022. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three- and nine-month periods ended September 30, 2022, and 2021.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of September 30, 2022, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3: Defaults upon Senior Securities:

None

Item 4: Mine Safety Disclosure:

None

Item 5: Other Information:

On November 4, 2022, the Company paid the remaining balance due on the term-debt credit facility with OSK VII, LLC. The term-debt credit facility is now terminated and satisfied in whole. The Company negotiated to settle the remaining $5.4 million in principal outstanding at a discount resulting in a gain on debt extinguishment of $437 thousand. This represents a significant accomplishment for the Company as the original obligation on this debt was an $87.3 million credit facility refinancing transaction, which was entered into on November 4, 2011 with the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union (“NCUA”). On June 28, 2019, NCUA assigned all its rights, title, and interest under the credit facility to OSK VII, LLC.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine-month periods ended September 30, 2022 and 2021; (ii) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (iv) Notes to Consolidated Financial Statements.

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

Dated: November 10, 2022

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By:	/s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer