Form 10-K
period 2022-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2023-03-24
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

As of May 4, 2017 (the last date any sale or exchange was made of our Class A Common Units), the aggregate market value of the registrant’s Class A Common Units held by non-affiliates was estimated to have no value. As of June 29, 2018 (the last date any sale or exchange was made of our Series A Preferred Units), the market value of the Series A Preferred Units was estimated at $67.50 per share or $7,904,250. The registrant has sold no Class A Common Units within the past sixty days and there is no public market value for the registrant’s Class A Common Units. The number of Class A Common Units outstanding, as of December 31, 2022, was 146,522.

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

Throughout this document, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company,” “we,” “us,” or “our.”

Purpose and Mission

Ministry Partners Investment Company, LLC’s mission has been to strengthen Christian stewardship by providing financial products and services to churches and ministries, individuals and businesses, as well as other financial institutions including credit unions and banks, investment and insurance companies, and denominational loan funds. Whether you are working with our investment advisory, insurance agency, broker-dealer, church financing, or servicing operations, our unique approach to financial services is designed to provide you with the highest quality advice based upon sound biblical and business principles.

Our value proposition is built upon a foundational premise that stewardship excellence can be achieved by working in collaboration with multiple financial professionals with broad-

based expertise who are focused on helping the individuals, ministries, business owners, and organizations we serve meet their financial objectives.

Organization

We are a credit union service organization (CUSO) owned by 11 credit unions and organized as a California limited liability company. We commenced operations in 1991. We have four wholly owned subsidiaries through which we conduct various aspects of our business:

●	Ministry Partners Securities, LLC. (“MP Securities”),
●	Ministry Partners for Christ, Inc. (“MPC”),
●	Ministry Partners Funding, LLC. (“MPF”), and
●	MP Realty Services, Inc. (“MP Realty”).

MP Securities is a Delaware limited liability company we formed on April 26, 2010. We began conducting business operations through MP Securities in 2012. MP Securities provides investment advisory, insurance, and financial planning solutions for individuals, businesses, and faith-based organizations. MP Securities also serves as the selling agent for the Company’s public and private placement notes.

MPC is a not-for-profit corporation formed and organized under Delaware law. We founded MPC in order to make charitable grants to Christian organizations, and provide consulting, and financial expertise to aid evangelical Christian ministries. The Internal Revenue Service has granted MPC tax-exempt status under Section 501(c)(3) of the Internal Revenue Code.

MPF serves as the custodian of assets pledged to investors in our secured investment notes. As of December 31, 2022 and 2021, we have no secured investment notes outstanding.

We organized MP Realty to provide loan brokerage and other real estate services to churches and ministries. MP Realty has conducted limited operations since its launch.

Our Competition

Investment advisory, broker-dealer, insurance, and financial planning services

There are many mainstream financial services organizations that serve the faith-based market segment throughout the United States. Most of the competitors in this institutional market segment are banks, credit unions, denominational investment funds, as well as larger investment and insurance organizations. However, the overall size of the market segment provides ample opportunities for quality firms with specialized knowledge of the governance surrounding churches and ministries to effectively provide and expand the services we offer. We also serve the retail marketplace throughout the United States. While the retail market segment has large national competitors that offer alternative options, MP Securities’ comprehensive approach to offering investment and insurance advice with a missional purpose of strengthening Christian stewardship of financial resources enables us to provide services and products to an expanding market of potential clients.

The religious loan market segment

This segment has grown since our launch in 1991, and we believe that the demand for ministry loans originated and serviced by niche lenders to churches and ministries will continue to exceed available lending and financing sources for this sector. We believe that the availability of lenders serving this market has been unpredictable as larger financial institutions expand, contract, or vacate this niche market during periods of fluctuating demand and changing market conditions. We have specialized in helping these organizations since we began operations in 1991 and believe that the lack of predictable financing sources for evangelical Christian churches and organizations enables us to serve ministries that otherwise may not be able to obtain cost-effective mortgage loans.

Although the demand for church financing is both broad and fragmented, no one lender has a dominant competitive position in the market. We compete with church bond financing companies, banks, credit unions, denominational loan funds, REITs, insurance companies, and other financial institutions to service this market. Many of these entities have greater marketing resources, extensive networks of offices, larger staffs, and lower cost of operations due to their size. However, we believe we have developed an efficient, effective, and economical operation that (i) specializes in identifying and creating a diversified portfolio of church mortgage loans that we or other credit unions originate and (ii) preserves our capital base and generates consistent income for payments on our debt obligations and generates investment returns for our equity investors.

We rely upon the extensive experience of our officers, management team, and Board of Managers in working with ministry related financing transactions, loan origination, and investment in churches, schools, ministries, and non-profit organizations.

Our Principal Business and Markets

Overview

We serve individuals, businesses, churches, ministries, and financial institutions through two primary business segments. One is our investment advisory practice, broker-dealer firm, and insurance agency and the other consists of our ministry and business lending financing group. Within these segments, we offer a wide range of products and services for our customers and clients.

We generate our revenue primarily from the following sources:

●	interest income earned on our loan investments;
●	fee and/or commission income earned from the sale of securities, insurance, investment products, and fees received by our registered advisers for handling assets under management; and
●	fee income earned from originating and servicing our loan investments.

While we strive to generate consistent earnings from these primary revenue sources, we have been able to generate income from non-recurring revenue generating activities. These include recoveries realized on distressed assets we hold, and other non-recurring events. For example, for the years ended December 31, 2022 and 2021, we benefitted from non-recurring gains of $2.5 million and $2.4 million on the extinguishment of debt. See “Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” in this Report for more information on those transactions.

Investment Solutions Segment

We provide investment advisory, broker-dealer, insurance, and financial planning solutions for our clients. We serve individuals, businesses, churches, and ministries through our wholly-owned broker-dealer, MP Securities, which serves as an investment advisory and broker-dealer firm with access to mainstream investment platforms that offer high quality products and services. MP Securities serves its clients through a comprehensive approach based upon identifying the client’s needs and objectives. This financial planning process considers all options available to our clients as we act in their best interest to meet our fiduciary duty of care.

For individuals and businesses, our mission is to strengthen their stewardship of personal wealth through biblically based financial and legacy planning, ethically responsible investment and insurance advice. For these clients the Company provides planning for retirement, college funding, insurance, inheritance, and tax management.

For our church and ministry clients, through MP Securities, we strengthen their stewardship of resources through prudent treasury management services, ethically responsible investments, sound employee benefits, and risk planning.

MP Securities holds a resident license from the California Department of Insurance to act as an Insurance Producer under the name Ministry Partners Insurance Agency, LLC. MP

Securities offers its insurance products and services to help protect clients from unexpected life events. MP Securities also offers life, disability, long-term care, fixed, variable, and indexed annuities to its retail and institutional clients. With respect to the annuity products available through MP Securities, many of our clients use annuity products that mitigate risk through income guarantees. In all cases, MP Securities and its advisors have an obligation to act in the best interest of its clients.

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

Loan Financing Segment

Overview

We help Christian churches and organizations by providing financing for the acquisition, development, and/or renovation of churches or church-related properties, and provide investors the opportunity to participate in funding those projects. We typically secure these loans by real property owned by churches or church-related organizations such as Christian schools and ministries. As of December 31, 2022, real estate secured 99.4% of the loans in our portfolio. We also invest in for-profit commercial and business loans to entities run by Christian principals. Currently, we conduct all our business operations in California. However, we own loan interests in 28 different states.

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

Funding Our Operations

We have relied on three primary on-balance sheet sources to fund our church and ministry loan investments. These include (i) our investor debt securities; (ii) borrowings from financial institutions; and (iii) capital investments of our equity members. To fund a substantial part of our loan investments, we rely on sales of our debt securities to new and repeat investors. We market our debt securities primarily to investors who are in or associated with the Christian community. Our investors include individuals, businesses, churches, and ministries. We also have funded portions of our loan investments through borrowings from financial institutions. From time to time, we also raise funds by selling participation interests in our loan investments to other financial institutions. Finally, the Company’s owners have made significant capital investment into the Company that is available to fund the balance sheet along with the Company’s ongoing earnings.

In the past several years, we have reduced our funding reliance on borrowings from financial institutions, shifting the funding focus on investor securities and members equity. The chart below shows the shift in the strategy we have used to finance our investments and business operations (dollars in thousands):

	Balance Sheet Funding Sources as of
	December 31,		December 31,		December 31,		December 31,		December 31,		December 31,
		% of		% of		% of		% of		% of		% of
	2022	Total	2021	Total	2020	Total	2019	Total	2018	Total	2017	Total
Investor notes payable, net of debt issuance costs	$79,100	82%	$76,732	60%	$76,194	54%	$73,046	47%	$68,300	44%	$69,003	43%
Term-debt and Lines of Credit	3,007	3%	34,749	28%	51,516	37%	71,427	46%	76,515	50%	81,492	51%
Total members' equity	14,626	15%	14,511	12%	12,908	9%	11,071	7%	9,531	6%	9,429	6%

Over the past three years, we took advantage of opportunities to make discounted early payoffs on our term-debt credit facilities. During 2022, the Company paid off the remaining $32.8 million that was outstanding as of December 31, 2021, resulting in a gain on debt extinguishment of $2.5 million in 2022. Our gain on debt extinguishment over the last three years totaled $7.3 million with $71.4 million in term-debt paid off. With our term-debt fully paid off, going forward we do not expect any future income from gains on debt extinguishment.

From time to time, we enter into loan participation purchase and sale agreements and we believe there is a robust demand for church and ministry loans in the credit union industry. Typically, when we sell a loan participation interest, we enter into a loan participation interest purchase agreement, which includes standard representations and warranties that are typical for a transaction of this nature. We believe we have the processing systems and loan servicing capabilities to continue to expand our portfolio of loans serviced for others. We expect our loan sales to be minimal in 2023 as we seek to grow our loan portfolio.

The table below shows the activity in our participation sold portfolio (dollars in thousands).

	As of and for the years ended
	December 31,	December 31,
	2022	2021
Participation loans interests sold by the Company during the year	$3,716	$14,053
Total participation interests sold and serviced by the Company	34,946	46,056
Servicing income	153	189

Servicing Assets
Balance, beginning of period	$170	$147
Additions:
Servicing obligations from sale of loan participations	19	81
Subtractions:
Amortization	(66)	(58)
Balance, end of period	$123	$170

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

The COVID-19 pandemic has caused major disruptions in the U.S. economy and the way businesses run due to state and local government restrictions designed to limit social interaction to slow the spread of the virus. To protect its employees, the Company has allowed remote work environments and modified work schedules. As of the date of this Report, the U.S. recovery from the pandemic has not materially affected the Company’s operations.

Effect of Government Regulations on the Business

General

We are a CUSO and, as a result, are subject to the regulations published by the National Credit Union Administration (“NCUA”) that apply to CUSOs. As a CUSO, we primarily serve the interests of our credit union equity investors and members of such credit unions. We are also subject to various laws and regulations that govern:

●	credit granting activities;

●	establishment of maximum interest rates;
●	data privacy standards;
●	disclosures to borrowers and investors in our equity securities;
●	secured transactions;
●	foreclosure, judicial sale, and creditor remedies that are available to a secured lender; and
●	the licensure requirements of mortgage lenders, finance lenders, securities brokers, and financial advisers.

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

Regulation of Mortgage Lenders

We conduct loan originating activities for churches and other for-profit business projects. Many states regulate the investment in or origination of mortgage loans. Under the California Finance Lender’s Law, no lender may engage in the business of delivering services as a “finance lender” or “broker” without obtaining a license from the DFPI, unless otherwise exempt under the law. We conduct our commercial and business lending activities under a California finance lender license.

As a finance lender, we are licensed with and file reports from time to time with the DFPI. The DFPI has enforcement authority over our operations as a finance lender, which includes, among other things, the ability to assess civil monetary penalties, issue cease and desist orders, and initiate injunctive actions. We also are subject to licensing requirements in other jurisdictions in connection with our mortgage and business lending activities. Various laws and judicial and administrative decisions may impose requirements and restrictions that govern secured transactions, require specific disclosure to our borrowers and customers, establish collection, foreclosure, and repossession standards, and regulate the use and reporting of certain borrower and customer financial information.

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

Arizona	Idaho	Minnesota	Oklahoma	Texas
California	Illinois	Missouri	Oregon	Virginia
Colorado	Indiana	Nevada	Pennsylvania	Washington
Florida	Kansas	New York	Rhode Island
Georgia	Massachusetts	Ohio	South Carolina

MP Securities is subject to rules and regulations regarding:

●	net capital;
●	sales practices;
●	public and private securities offerings;
●	capital adequacy;
●	record keeping and reporting;
●	conflicts of interest involving related parties;
●	conduct of officers;
●	directors and employees;
●	qualification and licensing of supervisory and sales personnel;
●	marketing practices; and

●	supervisory and oversight of personnel to ensure compliance with securities laws.

MP Securities is also subject to the financial responsibility, net capital, customer protection, record keeping, and notification rule amendments adopted by the SEC on July 30, 2013. Because MP Securities does not carry or hold customer funds or securities and relies upon a clearing firm to conduct these transactions, Rule 17a-5 requires that it files an exemption report as well as review reports prepared by an independent public accountant confirming that it meets the exemption provisions. As amended, the net capital rule requires that MP Securities consider in its computation of regulatory net capital any liabilities the Company assumes of its parent entity.

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

Due to our close affiliation with MP Securities, we are subject to related party transaction disclosure issues under federal and state securities laws and rules adopted by FINRA. Related party transactions can raise regulatory concerns:

●	in determining whether MP Securities meets its net capital requirements;
●	in whether the allocation of costs is fairly treated in any expense sharing arrangements, or management services agreements entered into with the Company;
●	regarding compensation paid to sales representatives in selling proprietary securities products offered by the Company; and
●	following the suitability, know your customer, and fair practices and dealings obligations under federal and state law and rules imposed by FINRA on broker-dealer firms.

MP Securities is also subject to FINRA’s review and policies governing disclosure practices when offering proprietary securities products, training its staff to identify and manage conflicts of interest, and reporting on significant conflict issues, including the firm’s adopted measures to identify and manage conflicts, to the MP Securities Board of Managers and its Chief Executive Officer.

As a broker-dealer firm, MP Securities is subject to regulation regarding:

●	sales methods;
●	use of advertising materials;
●	arrangements with clearing firms or exchanges;
●	record keeping;
●	regulatory reporting; and
●	conduct of managers, officers, employees, and supervision.

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

With the issuance of the DOL fiduciary rule under ERISA, fiduciary status would be extended to investment advisors and investment professionals that have previously not been considered fiduciaries. If considered a fiduciary, the representative is held to a strict standard requiring the representative to act solely in the interests of plan participants and beneficiaries. With the adoption of the fiduciary standard, the representative is subject to personal liability to the ERISA plan for breaches of its actions under the rule. Implementation of the DOL fiduciary rule, especially in the context of a MP Securities adviser or sales representative rolling over an individual retirement account (“IRA”) into our proprietary debt securities, will require that we:

●	incur additional compliance costs;
●	engage in further training initiatives;
●	undertake a thorough review of available transactional exemptions from the rule;

●	prepare agreements to follow such rule; and
●	implement information technology revisions to our policies and procedures to follow DOL’s fiduciary rule.

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

ITEM 1A.RISK FACTORS

Any of the following identified risks, along with other unidentified risks, or risks we believe are immaterial or unlikely, could harm the Company. The risks and uncertainties described below are not the only risks that may have a material, adverse effect on us. Additional risks and uncertainties also could adversely affect our business, financial condition, and results of operations. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. Investors should carefully consider the risks described below in conjunction with the other information in this Form 10-K.

Risks Related to the Company

We may be unable to obtain sufficient capital to meet the financing requirements of our business.

Our ability to finance our operations and repay maturing obligations to our investors primarily depends on our ability to raise funds from the sale of our debt securities. Factors that affect our ability to sell our debt securities include, but are not limited to:

●	quality of the mortgage loan and business loan investments we make;
●	the profitability of our operations; and
●	limitations imposed under our credit facility arrangements and trust indenture agreements that have restrictive and negative covenants that may limit our ability to borrow additional sums or sell our publicly and privately offered debt securities.

Our growth is dependent on leverage, which may create other risks.

We use responsible leverage, which means borrowing to invest in mortgage assets. This mechanism creates net interest income for the Company. Our Board of Managers has overall responsibility for our financing strategy. Our success is dependent, in part, upon our ability to manage our leverage effectively. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns. To generate a quick sell on an asset, the asset often sells at a discount. There can be no assurance that we will be able to meet our debt service obligations; and, if we must quickly sell assets to meet our debt service obligations, we risk incurring a loss on some or all those assets. Our management has been working on reducing the Company’s reliance on leverage by increasing revenue from non-balance sheet sources that do not require leverage, such as our broker-dealer commissions and loan servicing income.

A portion of our mortgage loans collateralizes our credit facilities; therefore, these pledged assets will be unavailable to meet our unsecured debt obligations.

Our lines of credit requires that we secure them with mortgage loans, keeping a minimum collateralization ratio on each credit facility. Loans pledged as collateral to the lines of credit will be unavailable for other cash flow purposes, including meeting our unsecured debt obligations. A default on one of our credit facilities could reduce the availability of other assets on our balance sheet, and adversely affect our liquidity and ability to repay our investor notes.

The following table shows the recorded balance of loans pledged and not pledged as collateral as of December 31, 2022 (dollars in thousands):

Recorded Loan Balance
Collateral pledged to line of credit	$17,819
Loans not pledged	69,223
Total loans	$87,042

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

Over the past decade, we have gradually decreased the total amount of mortgage loans on our balance sheet as part of an effort to reduce risk in the portfolio and pay off our long-

term debt. Having completed those objectives the Company intends to enter a growth phase and increase our loan portfolio. We have also implemented a strategic objective of transitioning to a more diversified financial services. We also intend to continue our strategy of offering additional financial products and services to our equity owners, strategic partners, and clients. Continuing to grow our business will depend, in part, on our ability to address the needs of our clients, borrowers, investors and strategic partners by effectively using technology to provide products and services that will enable us to create additional efficiencies in our business and expand the scope of and volume of financial transactions we are able to complete. If we cannot effectively grow our business our operations and financial condition may be adversely impacted.

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

Our critical business systems may fail due to events out of our control, such as:

●	unforeseen catastrophic events;
●	cyber-attacks;
●	human error;
●	change in operational practices of our system vendors; or
●	unforeseen problems met while implementing major new computer systems or upgrades to existing systems.

These events could potentially result in data loss and adversely affect our ability to conduct our business. As of the date of this Report, to our knowledge, we have not experienced any material impacts relating to cyber-attacks or information system security breaches.

From time to time, we have engaged in transactions with related parties and our policies and procedures on these transactions may be insufficient to address any conflicts of interest that may arise.

Under our code of business conduct, we have set up procedures regarding the review, approval, and ratification of transactions that may give rise to a conflict of interest between us and a related party. A related party is any employee, officer, board member, equity owner, trustee, their immediate family members, other businesses under their control, and other related persons. In the ordinary course of our business operations, we have ongoing relationships and engage in transactions with several related entities. This includes transactions with our equity owners. Conflicts of interest are inherent in any transactions involving credit facilities, funds on deposit with, mortgage loans bought, sold, participated, or serviced in our dealings with our equity owners. While the Company believes that it has taken reasonable measures to mitigate any risks, these procedures may not be sufficient to address conflicts of interest that may arise.

Risks Related to the Financial Services Industry and Financial Markets

The failure of a financial institution in which we deposit our funds could have an adverse impact on our ability to access our short-term source of funds.

In response to recent bank closures by the Federal Deposit Insurance Corporation (“FDIC”), the Company is monitoring its cash investments with various financial institutions and adjusting its short-term liquidity policies to respond to changes in the financial markets. The Company has no funds invested with the banks that the FDIC has closed. The National Credit Union Share Insurance Fund (“NCUSIF”) insures a portion of the Company’s cash held at credit unions and the FDIC insures a portion of cash held by the Company at other financial institutions. Currently, the NCUSIF and FDIC generally insures amounts up to $250,000 per depositor per insured credit union or bank. As of the date of this report, depositors of the banks that have been closed by the FDIC in 2023, have not taken a loss on deposits over the insured limit. To the extent the Company has deposited funds with a credit union or banking institution, then if any of such financial institutions ultimately fail, the Company could lose the amount of deposits over the then current insurance limit. The loss of such funds could reduce the amount cash needed for short term liquidity purposes. See, Note 1 in the Notes to the Consolidated Financial Statements on page F-10 of this Report.

Deterioration of market conditions could negatively affect our business, results of operations, financial condition, and liquidity.

A number of factors that we cannot control affect the market in which we operate. These factors can have a potentially significant, negative impact on our business. These factors include, among other things:

●	interest rates and credit spreads;
●	inflationary or deflationary economic cycles;

●	the availability of credit, including the price, terms, and conditions under which it can be obtained;
●	loan balances relative to the value of the underlying real estate assets;
●	default rates on special purpose mortgage loans for churches and ministries, and the amount of the related losses;
●	the actual and perceived state of the real estate markets for church properties and special use facilities;
●	deterioration of local, global, and national economic conditions including epidemics or pandemics that may affect the local or global economy; or
●	unemployment rates.

Significant declines in the value of real estate related assets, impairment of our borrowers’ ability to repay their obligations, and illiquidity in the markets for real estate related assets can adversely affect our mortgage loan investments, financial condition, and income.

The long-term impact of various external factors such as the COVID-19 pandemic, Russia’s invasion of Ukraine, increasing inflation, and continuing disruption of the global supply chains, and the impact of such factors on our church and ministry loans, cannot be known at this time.

The COVID-19 pandemic caused major disruptions in the U.S. economy and has caused churches, private schools, and ministries to make significant changes in the conduct of their operations, programs and in-person meeting schedules. In addition, Russia’s invasion of Ukraine, increasing inflation, and the disruption of global supply chains are putting strain on the U.S economy and the U.S. consumer. Our business relies, to a significant degree, on the ability of our ministry borrowers to make loan payments on a timely basis. At this time, we cannot know what the long-term impact of these economic stressors on our borrowers and their donors will be. A significant disruption in giving trends resulting from these factors could have a material impact on the timing of loan payments made by our borrowers, our liquidity, loan loss reserves, and our financial condition.

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

Our ability to expand the size of our loan portfolio is dependent on our ability to obtain debt financing at rates that supply a positive net spread. We have used borrowing facilities obtained from institutional lenders and relied upon offerings of debt securities in SEC registered offerings and private placement offerings to fund our mortgage loan investments. Our ability to fund future investments will be severely restricted if spreads on debt financing widen or if availability of credit facilities ceases to exist. In addition, an increase in our borrowing costs could decrease the spread we receive on our mortgage loan investments, which could adversely affect our ability to pay interest and redeem the outstanding debt securities as they mature. To mitigate our interest rate risks, we have previously and may in the future enter into interest rate hedging transactions that include, but are not limited to, interest rate caps and interest rate swaps. We cannot guarantee the results of using these types of instruments to mitigate interest rate risks, and as a result, the volatility of interest rates could result in reduced earnings or losses for us.

In addition, increases in interest rates during the term of a loan may adversely affect a borrower’s ability to repay a loan at maturity or to prepay a loan. Our mortgage loans typically have large balloon payments due at maturity. When the loan matures and the balloon payment is due, the borrower must either pay the loan balance or refinance the loan with us or another lender. If interest rates are higher when the loan matures, the borrower’s payment on new financing may be higher. The borrower may not be able to afford the higher debt service hindering their ability to refinance our loan. In addition, the borrower may not be able to refinance the loan because the value of the property has decreased. If a borrower is unable to repay our loan at maturity, we could suffer a loss and we would not be able to reinvest proceeds in assets with higher interest rates, which could adversely affect our business and profitability.

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

Risks Related to Our Mortgage Loan Investments

Our Church mortgage loans are not as liquid as other financial instruments and therefore we may not be able to generate adequate liquidity, or we may have to take a material loss on sale if we needed to liquidate a portion or all of our loan portfolio.

The market for church mortgage loans is specialized and therefore not as liquid as for a residential or commercial loan portfolio. As a result, in the event we need additional liquidity we may have difficulty in disposing of our mortgage loan portfolio quickly or at all. The amount we would realize is dependent on several factors, including the quality and yield of similar mortgage loans and the prevailing financial market and economic conditions. It is possible that we could realize substantially less than the face amount of our mortgage loans, should we be required to sell the loans or pledge them as collateral for debt. Thus, the amount we could realize for the liquidation of our mortgage loan investments is uncertain and unpredictable.

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

Church revenues fluctuate and may substantially decrease during times of economic hardship and global pandemics, which could adversely affect our operations and financial condition.

To pay their loans, churches depend on revenues from church member contributions. Donations typically fluctuate over time for multiple reasons, including, but not limited to:

●	changes in church leadership and church membership;
●	local unemployment rates, credit conditions and real estate markets; and
●	other local economic conditions, including epidemics or pandemics that may affect the local economy.

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

If we do not consistently apply sound underwriting standards the quality of our mortgage loans could degrade, which could adversely affect our operations and financial condition.

The quality of the mortgage loans in which we invest depends on the adequacy and implementation of sound underwriting standards as described in our Board adopted loan policy. To achieve our desired loan risk levels we must properly observe and implement our underwriting standards, which may change depending on the state of the economy. There is no assurance that our credit underwriting and loan approval procedures are or will be adequate to address the inherent risks associated with lending. Any failure to manage such risks may materially adversely affect our financial condition and results of operations.

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

Our loan portfolio is concentrated in specialized purpose mortgage loans and may be more adversely impacted by external market forces than a portfolio that was more diversified.

We are among a limited number of non-bank financial institutions specialized in supplying loans to evangelical churches and church organizations. Church and ministry mortgage loans secured by real properties generally secure our loans and the secondary market for these loans is regional and limited. Our mortgage loan agreements require that the borrower insure the property. This requirement secures the loan against liability and casualty loss. However, certain types of losses, those of a catastrophic nature such as earthquakes, floods or storms, health emergencies such as the COVID-19 pandemic, and losses due to civil disobedience, are either uninsurable or are not economically insurable. If an uninsured loss destroys a property, we could suffer loss of all or a substantial part of our mortgage loan investment.

Our loan portfolio is concentrated geographically and may be negatively impacted by downturns in markets that we operate.

As of December 31, 2022, the Company has 12% and 27% of the balance of its loan portfolio located in the states of Illinois and Maryland, respectively. Economic conditions in each of these states could differ in a significant manner from the loan investments we have made in other states and the real estate values which serve as collateral in those two states will depend, to a substantial degree, on the real estate markets in those markets.

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

Our accounting estimates and impairment assumptions may require the Company to record loan impairments that may adversely impact our operations and financial condition.

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

Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses. As of December 31, 2022, our allowance for loan loss totaled $1.6 million, or 1.78%, of our total loans.

Unanticipated adverse events may result in reserves that will be inadequate over time to protect against potential future losses. Examples of these adverse events are:

●	significant negative changes in the economy;
●	events affecting specific assets;
●	events affecting specific borrowers;
●	mismanaged construction;
●	loss of a senior pastor;
●	rising interest rates;
●	failure to sell properties or assets;
●	epidemics or pandemics that may affect the local or global economy; or
●	events affecting the geographical regions in which our borrowers or their properties are located.

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

Some of our mortgage loan investments currently are, and in the future may be, non-performing loans or may be restructured, which subject us to increased risks compared to performing loans.

Some of the loans in our mortgage loan portfolio currently are, or in the future may become a non-performing loan. Such loans may become non-performing if the church falls upon financial distress, the community or congregation the church serves suffers financial hardship, or there is adverse change in leadership of the church. These circumstances could result in the borrower being unable to meet its debt service obligations to us. Non-performing loans may require our management team to devote a substantial amount of their resources to workout negotiations and restructuring efforts. These restructuring efforts may involve modifications to the interest rate, extension, or deferral of payments to be made under the loan or other concessions. For restructured loans, a risk still exists that the borrower may not be able or willing to continue the restructured payments or refinance the restructured mortgage at maturity. Our troubled assets could increase significantly if borrowers become delinquent and we are unsuccessful in managing our non-performing assets. This in turn could have a material, unfavorable effect on our results of operations and financial condition. As of December 31, 2022, $6.23 million, or 6.3%, of our total assets, were deemed to be non-performing, as compared to $10.0 million, or 7.8%, of our total assets at December 31, 2021

In the event a borrower defaults on one of our mortgage loan investments, we may need to recover our investment through the sale of the property securing the loan, which may result in credit losses.

In that event, the value of the real property security may prove insufficient to recover the amount of our investment. Even though we may obtain an appraisal of the property at the time we originate the loan, the property’s value could decline because of subsequent events, including:

●	uninsured casualty loss (such as an earthquake or flood);
●	a decline in the local real estate market;
●	undiscovered defects on the property;
●	waste or neglect of the property;
●	a downturn in demographic and residential trends;
●	epidemics or pandemics that may affect the local or global economy;
●	environmental hazards;
●	a decline in growth in the area in which the property is located; and
●	churches and church-related properties are typically not as marketable as more common commercial, retail, or residential properties.

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

From time to time, we have recorded additional provisions for losses related to real estate assets acquired after we carry out loan foreclosure proceedings. If we take ownership of a property as part of a foreclosure action, we could be required to write down the value of the property if the value of the property declines after we take title to the property. Further deterioration could lead to an increase in non-performing assets and reduced earnings.

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

We are exposed to environmental liabilities with respect to properties to which we take title, which could have an adverse impact on our operations and financial condition.

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

Risks Relating to Our Investor Notes

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

We may face potential claims from certain holders of our 2021 Class A Notes requesting a rescission of their investment made in our Notes.

Under Section 10(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), when a prospectus is used more than nine months after the effective date of the registration statement, audited financial statements included in the prospectus must be as of a date not more than sixteen months prior to such use. When the Company filed its Registration Statement on Form S-1, which was declared effective on January 8, 2021, and subsequently filed Supplements to its Prospectus with the SEC, it included language in its Prospectus which was intended to serve as an election made to incorporate future filings of its audited and unaudited financial statements filed on Form 10-K and Form 10-Q as part of its Prospectus.

If the Company failed to make a proper election and include necessary language permitting it to use forward incorporation by reference of subsequently filed Exchange Act reports, certain investors that purchased our 2021 Class A Notes during the period commencing on October 9, 2021 and ending on the date the Company filed a post-effective amendment to its Registration Statement may have a claim for rescission of their investment under Section 5 of the Securities Act based upon a claim that the Prospectus failed to include updated financial statements.

The Company believes that the potential liability for such recission claims is $26.9 million. To the extent that rescission claims arising in connection with the sale of our 2021 Class A Notes during the period commencing October 9, 2021, and ending on the date the Company filed a post-effective amendment to its Registration Statement are initiated and judgments entered, the Company’s liquidity, balance sheet, and statement of cash flows could be materially impacted. In that event, the Company would be required to use its available cash, borrowing capacities, or raise funds from the sale of participation interests and its mortgage loan assets to satisfy these claims.

We depend on repeat purchases by a significant number of investors in our debt securities to finance our business.

A significant percentage of the investors who buy our debt securities roll their matured debt security into a new one. Historically, we have been able to sustain a high rate of renewal investments. If the rate of repeat investments declines, our ability to maintain or grow our asset base could be impaired.

The table below shows the renewal rates of our maturing debt securities over the prior three years:

2022	63%
2021	55%
2020	60%

Some of our investors may be unable to purchase our public offered debt securities due to FINRA’s investor suitability rule.

When handling sales of our investor debt securities, we must comply with FINRA’s “know your customer” and “suitability” rule. Some investors may not qualify under suitability criteria we have established for investors. These suitability eligibility standards help ensure that investors make appropriate investments given the age, investment experience, net worth, need for liquidity; and the mix of the investor’s portfolio.

If MP Securities is unable to offer a potential investor a Class A Certificate that will enable such investor to meet the applicable suitability standards, we will need to find other qualified investors to implement our strategic objectives.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Corporate Offices

As of December 31, 2022, the Company conducts most of its operations from its main corporate office at 915 West Imperial Highway, Suite 120, Brea, California. In addition, the Company has one primary branch office located in Fresno, California. The Brea corporate office and Fresno branch locations have operating leases. Ministry Partners Securities, LLC also keeps networking agreement office locations in Glendora, California, Elgin, Illinois, and Nampa, Idaho.

ITEM 3.	LEGAL PROCEEDINGS

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of December 31, 2022, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units. As of December 31, 2022, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Preferred Units were issued, with 11 holders of record.

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

Our Series A Preferred Unit holders are also entitled to receive 10% of our net profits after subtracting the amount of quarterly Series A Dividends paid earned for any fiscal year. This payment will be made to holders of the Series A Preferred Units on a pro rata basis. We accrued $13 thousand and $178 thousand in net profits to distribute to our Series A Preferred Units holders for the years ended December 31, 2022 and 2021, respectively. This increased the amount of distributions declared on our Series A Preferred Units for the fourth quarters of 2022 and 2021 by $0.018 per unit and $1.521 per unit, respectively.

The remaining balance of any profits will be allocated to all holders of our Class A Units based on their ownership percentage. For 2022, we made no distributions to the holders of our Class A Units.

During December 31, 2022 and 2021, we declared distributions on our Series A Preferred Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2022	2021
First	$0.580	$0.131
Second	0.965	0.124
Third	1.268	0.123
Fourth	1.463	1.731
Total distributions per unit	$4.276	$2.109

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

OVERVIEW

We generate our revenue primarily through our church lending portfolio and secondarily through fees generated from our investment and insurance products and services. While we generate most of our revenue through interest income, our strategic aim is to diversify our revenue sources so that non-interest income becomes a larger percentage of total income. While seeking to grow our non-interest income, we also strive to grow our loan portfolio to increase total income for the Company. While we expect to generate most of our future growth through church lending, we intend to diversify our lending to mitigate concentration risk. Producing revenue from multiple sources as well as growing total income may reduce the risk to the Company if we experience adverse economic or market conditions. We also strive to improve operating efficiency by increasing the revenue generated for each dollar of expense incurred to run the business, which helps us improve our capital position. Increased capital helps mitigate risk in economic down cycles. In addition, we reduce risk to our lending revenue by improving the quality of our loan portfolio, assessing the financial strength of our borrowers, and collaborating with borrowers to restructure, refinance, and/or liquidate these investments when necessary.

To continue to achieve our goals, protect the investment made by our note holders, and maximize the value of our equity holders’ investment, we will focus on:

●	maintaining adequate liquidity levels;
●	expanding the sale of our investor debt securities;
●	growing our balance sheet by originating profitable new loans;
●	growing our non-interest income from our broker-dealer services and loan servicing and products;
●	investing in technology to enhance our customer experience while creating operating efficiencies;
●	outsource certain operations to allow for scalable growth and provide an enhanced customer experience;

●	growing our client base;
●	expanding our broker-dealer sales staff;
●	serving the needs of credit union and CUSO clients through revenue producing strategic partnerships;
●	finding new strategic partnership opportunities with like-minded organizations that can help grow our client base and generate revenue;
●	managing the size and cost structure of our business to match our operating environment and capital funding efforts;
●	strengthening our capital through growth in earnings; and
●	strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets;

COVID-19 and inflation’s impact on the Company’s Business

In 2022, the effects of the worldwide pandemic continued to lessen in severity and indicators of economic activity have continued to strengthen as jobs, consumer spending, manufacturing, and other indicators rebound from their weakest levels. However, rising prices have become a concern and as a result, the Federal Reserve Board (“FRB”) raised the fed funds target rate up from 0.00% - 0.25% at the beginning of the year to 4.25% - 4.50% as of December 31, 2022. Additionally, the FRB’s median projection of the fed funds rate at the end of 2023 is 5.1%, indicating the committee expects to continue to increase rates as they attempt to curtail inflation. Due to these factors, we believe that economic uncertainty remains high and could negatively impact our borrowers and financial results.

Summary of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that influence amounts reported in the financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses generated during the reporting period. Various elements of our accounting policies are inherently subject to estimation techniques, valuation assumptions, and other subjective assessments.

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

Financial Performance Summary for the Two-Year Period ended December 31, 2022:

(dollars in thousands)

	2022	2021
Broker-dealer commissions and fees	$838	$878
Gain on debt extinguishment	2,537	2,398
Total income	9,427	10,641
Provision (credit) for loan losses	(296)	122
Total non-interest expenses	5,707	4,921
Net income	627	1,850
Cash, cash equivalents, and restricted cash	9,564	28,149
Certificates of deposit	1,250	—
Loans receivable, net of allowance for loan losses of $1,551 and $1,638 as of December 31, 2022 and 2021, respectively	85,076	97,243
Total assets	99,363	127,965
Lines of credit	3,000	2,000
Term-debt	—	32,749
Notes payable, net of debt issuance costs	79,100	76,732
Total equity	14,626	14,511

Summary of Financial Performance

For the year ended December 31, 2022, we earned net income of $627 thousand. While net income decreased by $1.2 million over the prior year, owners’ equity increased by $115 thousand, resulting in the highest total amount of members’ equity in the Company’s history. The main driver of the net income in 2022, as well as in 2021, was a $2.5 million gain on debt extinguishment realized by using cash to pay down our remaining term debt at a discount. With the term-debt fully paid off we do not expect to receive revenue from debt extinguishment in the future.

Non-interest expense increased by $786 thousand as salaries and benefits increased by $726 thousand due to a one-time Supplemental Executive Retirement Plan (“SERP”) expense of $600 thousand. For more information on the SERP, please see Note 15,

Retirement Plans in the Notes to the Consolidated Financial Statements. Conversely, net interest income after provision for loan loss decreased by $429 thousand due to a reduction in the size of our loan portfolio. Management evaluated the opportunity to retire our term debt facility at a discount and determined that the gains resulting from the payoff would be more beneficial than holding the cash used to make the pay down. By making those payments on our own term debt facility, the Company recognized $7.3 million in gains from debt extinguishment over the three-year period ended December 31, 2022. Cash used to make those payments was derived primarily from reducing our loan portfolio through loan participations sold as well as proceeds received from the early payoff of some of our loans when borrowers refinanced a loan with another lender. By making those payments on our term debt facility using cash investments, the Company has a smaller loan portfolio that will produce less net interest income going forward. With this strategy completed, in 2023 and going forward, the Company plans to increase our loan portfolio.

Progress on Strategic Objectives

In 2022, we continued making progress towards our strategic objectives of diversifying our revenue streams, improving the quality of our loan portfolio, strengthening capital, and improving customer experience. The following discussion focuses on each of these strategic objectives.

Diversified revenue streams

The Company’s management team believes that it will be able to use its capabilities in lending, servicing, and providing investment advisory services to supplement its net interest income with fee income. Our primary sources of recurring non-interest income are:

●	Revenue from our broker-dealer, investment advisory, and insurance product sales: While revenue from this source decreased slightly by $40 thousand in 2022, the Company continues to develop new networking agreements and is building infrastructure it believes will help grow this business.
●	Loan participation sales: We sold $3.7 million in 2022 as compared to $14.1 million in loan participation interests during the year ended December 31, 2021. The decrease in loan participation sales was due to the Company not needing to generate liquidity due to the high liquidity levels during the year. For 2023, we do not expect to sell participation loans other than for risk mitigation purposes, as our focus is on increasing our on-book loan portfolio.
●	Loan servicing fee income: Our loan portfolio generated $153 thousand in servicing income in 2022 as compared to $189 thousand in 2021. We do not expect loan servicing income to be a material revenue source for the Company in the future due to the focus on growing our on-book portfolio.

Loan portfolio quality

Historically, when the Company has reported a net loss for the year, the primary reason for the loss has been due to losses on our loan investments or from reserves taken on our allowance for loan losses. In subsequent years, the Company has benefited from recoveries when the loans paid off, the Company disposed of the collateral properties, or when the Company sold the promissory notes or loans. Therefore, the resolution of non-performing loans or assets may contribute either positively or negatively to the Company’s financial results. During the year ended December 31, 2021, the Company sold a REO property which resulted in a gain on sale of $44 thousand. During the year ended December 31, 2022, the Company did not have any gains or losses related to nonperforming assets or loans sold.

We continue to carefully watch our loan portfolio and work with borrowers to minimize losses on our mortgage loan investments. The Company can often find a solution for borrowers who are in distress, but who are willing and able to work out a compatible solution. During the year ended 2022 our classified loans decreased by $3.8 million during the year to $5.9 million at December 31, 2022. This decrease is primarily due to a $3.7 million loan that we restructured in 2021 and was returned to performing status during the year ended December 31, 2022.

As part of our strategic decision to reposition our loan portfolio, we have continued to focus on originating lower principal balance loans made to borrowers where we can achieve yields that are more favorable. This allows us to avoid deteriorating our margins while reducing overall risk exposure to any one borrower. However, we also have originated larger loans when we are able to find participants to buy a participation interest in the loan. Servicing loan participations sold generates servicing fee income while allowing us to reduce our risk exposure on the loan. We believe we have found a good mix in loan size that allows us to take advantage of quality lending opportunities. Our average net loan balance (recorded balance) was $719 thousand on December 31, 2022. We believe the relationships we have formed with credit unions throughout the United States will enable us to sell loan participation interests as necessary to mitigate risk by selling larger loans.

Strengthening Capital

For 2022, our strategy shifted from maintaining our balance sheet size to strengthening capital through the gains on the discounted term debt payoff. With debt retirement completed in 2022, our strategy going forward will be to grow our balance sheet and our loan portfolio to increase our total revenue. We intend to rely on the sale of our investor notes to fund the growth of our on-book loan portfolio.

Improving Customer Experience

In 2022, the Company planned to increase our investment in personnel, technology, and infrastructure to continue to expand our products and services and well as improve our customer’s digital experience. During the year we made some progress on those objectives by investing in new technology and personnel. In 2023, we expect to make additional investments in those areas, as well as improve our operating efficiency by outsourcing a component of our loan servicing while growing our balance sheet. We believe these activities will give us a more efficient operation going forward while. More importantly, we believe this will create a better customer experience.

Financial Condition

The following discussion compares the results of operations for the twelve months ended December 31, 2022, and 2021 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Comparison of Financial Condition as of December 31,:

			Comparison
	2022	2021	$ Difference	% Difference

	(dollars in thousands)
Assets:
Cash	$9,504	$28,080	$(18,576)	(66%)
Restricted cash	60	69	(9)	(13%)
Certificates of deposit	1,250	—	1,250	—%
Loans receivable, net of allowance for loan losses of $1,551 and $1,638 as of December 31, 2022 and 2021, respectively	85,076	97,243	(12,167)	(13%)
Accrued interest receivable	477	507	(30)	(6%)
Investments in joint venture	870	882	(12)	—%
Other investments	1,018	—	1,018	100%
Property and equipment, net	140	172	(32)	(19%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	123	170	(47)	(28%)
Other assets	544	541	3	1%
Total assets	$99,363	$127,965	$(28,602)	(22%)
Liabilities and members’ equity
Liabilities:
Lines of credit	$3,000	$2,000	$1,000	—%
Term-debt	—	32,749	(32,749)	(100%)
Other secured borrowings	7	17	(10)	—%
Notes payable, net of debt issuance costs of $58 and $88 as of December 31, 2022 and 2021, respectively	79,100	76,732	2,368	3%
Accrued interest payable	281	252	29	12%
Other liabilities	2,349	1,704	645	38%
Total liabilities	84,737	113,454	(28,717)	(25%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated earnings	1,402	1,287	115	9%
Total members' equity	14,626	14,511	115	1%
Total liabilities and members' equity	$99,363	$127,965	$(28,602)	(22%)

General

Total assets decreased by 22% due to the paydown of the term-debt described earlier. Loans receivable decreased 13% due to receiving $15.9 million in principal collections on loans receivable. We used the funds received from the loans receivable as well as our cash to payoff our term-debt.

Loan Portfolio

Our loan portfolio provides the majority of our revenue; however, it also presents the most risk to future earnings through both interest rate risk and credit risk. Additional information regarding risk to our loans is included in “Part I, Item 1A, Risk Factors”.

Our portfolio consists mostly of loans made to evangelical churches and ministries with approximately 99.4% real estate secured loans. The loans in our portfolio carried a weighted average interest rate of 6.46% as of December 31, 2022 and 6.21% as of December 31, 2021.

Loan Types

	Year Ended December 31, (dollars in thousands)
	2022		2021
	Amount	% of Portfolio	Amount	% of Portfolio
Loans to evangelical churches and related organizations:
Real estate secured	$84,718	97.3%	$97,708	98.3%
Construction	160	0.2%	1,150	1.2%
Other secured	225	0.3%	425	0.4%
Unsecured	99	0.1%	122	0.1%
Total loans to evangelical churches and related organizations	$85,202	97.9%	$99,405	100.0%
Loans for other commercial purposes:
Real estate secured	$1,035	1.2%	—	—%
Construction	805	0.9%	—	—%
Total loans for other commercial purposes	$1,840	2.1%	$—	—%
Total loans	$87,042	100.0%	$99,405	100.0%

Maturities and Sensitivities of Loans to Changes in Interest Rates

	Dollar Amount of Loans Receivable Maturing (in thousands)
As of	Due 1 Yr or Less	Due 1yr to 5 Yrs	Due After 5 Yrs	Total
December 31, 2022	$6,162	61,203	19,677	$87,042

Included in the table above are 63 adjustable-rate loans totaling $45.2 million in gross loans receivable, or 52% of the total balance. Adjustable-rate loans reduce the interest rate risk compared to fixed rate loans with similar cash flow characteristics.

Non-performing Assets

Non-performing assets include:

●	non-accrual loans;
●	loans 90 days or more past due and still accruing;
●	restructured loans, except for loans changed in a troubled debt restructuring that were subsequently classified as performing due to the borrowers demonstrated ability to perform on the restructured terms (typically a minimum of six months); and
●	foreclosed assets.

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

We have seven performing restructured loans on accrual status as of December 31, 2022. The Company restructured four loans during the year ended December 31, 2022, but all made payments according to the terms of the restructure and were deemed performing as of the end of the year. All of the loans that were considered non-performing as of December 31, 2022 had already been classified as non-performing at December 31, 2021. There were no new loans that the Company classified as non-performing during the year ended December 31, 2022.

The following table presents our non-performing assets:

Non-performing Assets
($ in thousands)
	December 31,	December 31,
	2022	2021
Non-Performing Loans:[1]
Collateral-Dependent:
Delinquencies over 90-Days[2]	$1,378	$503
Troubled Debt Restructurings	4,555	8,295
Other Impaired Loans	—	890
Total Collateral-Dependent Loans	5,933	9,688
Non-Collateral-Dependent:
Delinquencies over 90-Days	—	—
Other Impaired loans	—	—
Troubled Debt Restructurings	—	—
Total Non-Collateral-Dependent Loans	—	—
Loans 90 Days past due and still accruing	—	—
Total Non-Performing Loans	5,933	9,688
Foreclosed Assets[3]	301	301
Total Non-performing Assets	$6,234	$9,989

1 These loans are presented at the balance of unpaid principal less interest payments recorded against principal.

2 Includes $503 thousand of restructured loans that were over 90 days delinquent as of December 31, 2022 and December 31, 2021.

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

General reserves are allowances taken to address the inherent risk of loss in the loan portfolio. We analyze several factors to figure out the amount of general reserve. We weigh these factors based on the level of risk and loss potential. These factors include, among others:

●	changes in lending policies and procedures, including changes in underwriting standards and collection;
●	changes in national, regional, and local economic and industry conditions, including pandemics, that affect the collectability of the portfolio;
●	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;
●	changes in the value of the collateral;
●	the effect of credit concentrations; and

●	the rate of defaults on loans modified as troubled debt restructurings within the previous twelve months.

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

The following chart details our allowance for loan losses:

	Allowance for Loan Losses
	as of and for the
	Twelve months ended
	December 31,
	2022	2021

	($ in thousands)
Balances:
Average total loans outstanding during period	$90,477	$100,032
Total loans outstanding at end of the period	$87,042	$99,405
Allowance for loan losses:
Balance at the beginning of period	$1,638	$1,516
Provision (credit) charged to expense	(296)	122
Charge-offs
Wholly-Owned First	—	—
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total	—	—
Recoveries
Wholly-Owned First	209	—
Wholly-Owned Junior	—	—
Participation First	—	—
Participation Junior	—	—
Total	209	—

Net loan charge-offs	209	—
Accretion of allowance related to restructured loans	—	—
Balance	$1,551	$1,638

Ratios:
Net loan recoveries to average total loans	(0.23)%	—%
Provision (credit) for loan losses to average total loans	(0.33)%	0.12%
Allowance for loan losses to total loans at the end of the period	1.78%	1.65%
Allowance for loan losses to non-performing loans	26.14%	16.91%
Net loan recoveries to credit for allowance for loan losses at the end of the period	0.71%	—
Net loan recoveries to credit for loan losses	70.61%	—%

The following table shows the Company’s allocation of allowance for loan losses by loan categories as of December 31, 2022.

		Percent of loans
		in each category
Loan Categories	Amount	to total loans
Commercial loans:
Wholly-Owned First	$1,377	95%
Wholly-Owned Junior	163	4%
Participation First	13	1%
Participation Junior	—	—
Total	$1,553	$100%

Investor Notes Payable

Our investor notes payable (“investor notes”) are debt securities sold under both publicly registered and private placement security offerings. Over the last several years, we have expanded the number of investors in our debt securities, and we have broadened the type of investors we serve by building relationships with other faith-based organizations which has allowed us to offer our investor notes to these organizations and their clients. Concurrently, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors. Our net investor notes payable increased by $2.4 million during the year ended December 31, 2022. The balance sheet presents our investor notes net of debt issuance costs. Debt issuance costs as of December 31, 2022 totaled $58 thousand.

The balances of our outstanding investor notes are as follows (dollars in thousands):

		As of		As of
		December 31, 2022		December 31, 2021
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1 Offering	Unsecured	$—	—%	$3,654	4.45%
Class 1A Offering	Unsecured	20,698	4.27%	27,116	4.11%
2021 Class A Offering	Unsecured	45,935	4.04%	34,524	3.20%
Public Offering Total		$66,633	4.11%	$65,294	3.65%

Private Offerings
Subordinated Notes	Unsecured	$12,525	4.56%	$11,526	4.47%
Secured Notes	Secured	—	—%	—	—%
Private Offering Total		$12,525	4.56%	$11,526	4.47%

Total Notes Payable		$79,158	4.19%	$76,820	3.77%

Notes Payable Totals by Security
Unsecured Total	Unsecured	$79,158	4.19%	$76,820	3.77%
Secured Total	Secured	$—	—%	$—	—%

Members’ Equity

During the year ended December 31, 2022, total members’ equity increased by $115 thousand attributable to net income of $627 thousand earned by the Company and offset by dividend distributions of $512 thousand. We did not repurchase or sell any membership equity units during the year ended December 31, 2022.

Liquidity and Capital Resources

Holding adequate liquidity requires that sufficient resources be always available to meet our cash flow needs. We use cash to obtain new mortgage loans, make interest payments to our note investors, make payments on our credit facilities, and pay general operating expenses. Our primary sources of liquidity are:

●	cash;
●	lines of credit;
●	sales of investor notes;
●	payments of principal and interest on loans;
●	net income from operations; and
●	loan sales.

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

While our liquidity sources that include cash, lines of credit, and net cash from operations are generally available on an immediate basis, our ability to sell mortgage loan assets and raise additional debt or equity capital is less certain and less immediate. Material liquidity events that would adversely affect our business include, but are not limited to, the following:

●	we become unable to continue offering our investor notes in public and private offerings for any reason;
●	we incur sudden withdrawals by multiple investors in our investor notes;
●	a substantial portion of our investor notes that mature during the next twelve months is not renewed; or
●	we are unable to obtain capital from sales of our mortgage loan assets or other sources.

Withdrawal requests made by holders of high dollar notes can also adversely affect our liquidity. We believe that our available cash, operating lines of credit, cash flow from operations, net interest income, and other fee income will be sufficient to meet our cash needs. Should our liquidity needs exceed our available sources of liquidity, we believe we could sell a part of our mortgage loan investments at par as well as sell investor notes to raise more cash. However, we also must keep adequate collateral, consisting of loans receivable and cash, to secure our lines of credit and any secured notes. We have reduced this risk in the last three years due to the term-debt paydowns described in this Report. The Company now has more loans available to sell that are not encumbered by being pledged as collateral on the borrowing facilities.

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and has a contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 11% at December 31, 2022, which is above the minimum set by our policy.

Growing Liquidity Sources

In response to the economic uncertainty created from the COVID-19 pandemic, management began to generate liquidity by selling participation interests in its loans receivable during 2020 and throughout 2021. In 2022, the Company moderated this strategy based on its current and expected near term liquidity needs. During the period ended December 31, 2022, we generated $3.7 million in cash from the sale of loan participation interests. When we sell a loan participation interest, this strategy will allow the Company to fund loans that are larger than the amount management prefers to keep on our balance sheet. We limit the size of loans we hold on the balance sheet to limit the risk in event the loan becomes non-performing. An additional liquidity tool we use in conjunction with our loan participation sales is a $5.0 million warehouse line of credit (“KCT LOC”) with Kane County Teachers Credit Union (“KCT”). We must repay each advance within one hundred twenty (120) days after receiving the funds. As of December 31, 2022, we had no outstanding balance on the KCT LOC.

The Company also has two other revolving lines of credit. The Company has a revolving $5.0 million short-term demand credit facility (“ACCU LOC”) with America’s Christian Credit Union. The ACCU LOC has a one-year term with a maturity date of September 23, 2023. As of December 31, 2022, we had an outstanding balance of $3.0 million on this facility. The Company does not have any restrictions on how the funds may be used for this facility. We also have a $5.0 million short-term demand credit facility with KCT. The Company can use this operating line as needed and it has a one-year term with a maturity date of June 6, 2023. As of December 31, 2022, we had no outstanding balance on this operating line of credit.

Debt Securities

The sale of our debt securities contributes significantly to funding our mortgage loan investments. Through sales of our publicly offered debt securities and privately placed investor notes, we expect to fund new loans. We also use the cash we receive from our debt securities sales to fund general operating activities.

As of December 31, 2022, our investor debt securities had future maturities during the following twelve-month periods ending December 31, (dollars in thousands):

2023	$23,682
2024	17,574
2025	15,211
2026	13,990
2027	8,701
79,158
Debt Issuance Costs	58
Notes payable, net of debt issuance costs	$79,100

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. The table below shows the renewal rates of our maturing notes over the last three years.

2022	63%
2021	55%
2020	60%

During the years ended December 31, 2021, and December 31, 2022, we worked with our investors to reduce larger investor notes that were maturing to reduce the concentration risk of any one investor not renewing a note. We were able to replace these notes with funds from a larger number of investors. This intentional reduction of concentration risk reduced the renewal rates in 2021 and 2022. However, as discussed, our investor debt securities increased by $2.4 million during the year ended December 31, 2022.

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s $3 million in outstanding debt payable as of December 31, 2022 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
KCT Warehouse LOC	5.250%	Variable	$—	$—	6/6/2023	$6,160	$—
KCT Operating LOC	5.250%	Variable	—	—	6/6/2023	4,835	—
ACCU LOC	4.000%	Variable	3,000	—	9/23/2023	6,823	—
ACCU Secured	Various	Fixed	7	—	Various	—	7

On November 4, 2022, the Company used a portion of its liquidity sources to make a final payment of $5.4 million to payoff our term loan credit facility. The ACCU secured borrowing is a loan participation sold with recourse that is classified as a secured borrowing.

Debt Covenants

Under our line of credit agreements and our investor note documents, we are bound to follow certain affirmative and negative covenants. Failure to follow our covenants could require all interest and principal to become due. As of December 31, 2022, we are in compliance with the covenants on our notes payable and lines of credit.

●	For more information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable of Part II, Item 8. of this Report.
●	For more information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part II, Item 8. of this Report.

Results of Operations:

For the year ended December 31, 2022

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Twelve Months Ended December 31,
	(Dollars in Thousands)
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$15,312	$129	0.84%	$19,795	$43	0.22%
Interest-earning loans[1][2]	83,524	5,706	6.83%	101,476	6,998	6.90%
Total interest-earning assets	98,836	5,835	5.90%	121,271	7,041	5.81%
Non-interest-earning assets	7,817	—	—%	8,231	—	—%
Total Assets	$106,653	$5,835	5.47%	$129,502	$7,041	5.44%

Liabilities:
Notes payable gross of debt issuance costs	$76,111	$2,882	3.79%	$73,897	$2,657	3.60%
Other debt	13,655	387	2.83%	39,149	1,007	2.52%
Total interest-bearing liabilities	$89,766	$3,269	3.64%	$113,046	$3,664	3.24%
Debt issuance cost		100			64
Total interest-bearing liabilities net of debt issuance cost	$89,766	3,369	3.75%	$113,046	3,728	3.30%
Net interest income		$2,466			$3,313
Net interest margin			2.50%			2.73%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

[2] Interest income on loans includes deferred fee amortization of $127 thousand and $231 thousand for the years ended years ended December 31, 2022 and 2021, respectively.

Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended
	December 31, 2022 vs. 2021
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(11)	$97	$86
Interest-earning loans	(1,222)	(70)	(1,292)
Total interest-earning assets	(1,233)	27	(1,206)
Increase (Decrease) in Interest Expense:
Notes payable gross of debt issuance costs	180	45	225
Other debt	(729)	109	(620)
Debt issuance cost	—	36	36
Total interest-bearing liabilities	(549)	190	(359)
Change in net interest income	$(684)	$(163)	$(847)

Net interest income decreased 26% during the year ended December 31, 2022. This decrease in net interest income was primarily due to the lower average balance on interest-earning loans. Lower interest expense on debt partially offset the decrease in earnings on total interest-earning assets.

The decrease in interest income was due to a volume variance on interest-earning loans. The volume variance was due to the lower average loan balances as the Company received loan principal payments as described previously in this Report. The weighted average yield on the loan portfolio decreased 7 basis points from 6.90% to 6.83% during the year ended December 31, 2022.

Total interest expense offset the decrease in interest income by $359 thousand. $729 thousand of this decrease in interest expense was due to a decrease in average balance on term-debt as described previously in this Report. This was offset by an increase of $190 thousand due to a rate variance. The rate variance was due to higher offering rates on new note sales as US Treasury rates increased during the year.

The Company’s net interest margin decreased due to the changes described above. The Company intends to grow its loan portfolio in 2023 and beyond in order to increase net interest income.

Provision and non-interest income and expense

	Twelve months ended
	December 31,		Comparison
	(dollars in thousands)
	2022	2021	$ Change	% Change
Net interest income	$2,466	$3,313	$(847)	(26%)
Provision (credit) for loan losses	(296)	122	(418)	(343%)
Net interest income after provision (credit) for loan losses	2,762	3,191	(429)	(13%)
Total non-interest income	3,592	3,600	(8)	(0%)
Total non-interest expenses	5,707	4,921	786	16%
Income before provision for income taxes	647	1,870	(1,223)	(65%)
Provision for income taxes and state LLC fees	20	20	—	—%
Net income	$627	$1,850	$(1,223)	(66%)

Provision

In 2022, the Company recorded a credit to provision for loan losses due to lower average loan balances and recovery on a non-performing loan.

Non-interest income

Non-interest income was mostly unchanged in 2022 compared to 2021. The Company recorded a $2.5 million and a $2.4 million gain on debt extinguishment for the years ended December 31, 2022, and 2021, respectively. With our term-loan fully paid off we do not expect to receive revenue from this source going forward. Therefore, we intend to grow our loan portfolio to increase our net interest income in 2023.

Non-interest expenses

The increase in non-interest expenses was due primarily to a one-time SERP expense of $600 thousand for the year ended December 31, 2022, compared to December 31, 2021. For more information on the SERP, please see Note 15, Retirement Plans in the Notes to the Consolidated Financial Statements.

For the year ended December 31, 2021:

Net Interest Income and Net Interest Margin:

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Twelve Months Ended December 31,
	(Dollars in Thousands)
	2021			2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Interest-earning accounts with other financial institutions	$19,795	$43	0.22%	$26,929	$161	0.60%
Interest-earning loans [1][2]	101,476	6,998	6.90%	118,124	8,182	6.91%
Total interest-earning assets	121,271	7,041	5.81%	145,053	8,343	5.74%
Non-interest-earning assets	8,231	—	—%	7,995	—	—%
Total Assets	129,502	7,041	5.44%	153,048	8,343	5.44%

Liabilities:
Notes payable gross of debt issuance costs	73,897	2,657	3.60%	74,443	2,717	3.64%
Other debt	39,149	1,007	2.57%	64,906	1,639	2.52%
Total interest-bearing liabilities	$113,046	$3,664	3.24%	$139,349	$4,356	3.12%
Debt issuance cost		64			99
Total interest-bearing liabilities net of debt issuance cost	$113,046	3,728	3.30%	$139,349	4,455	3.19%
Net interest income		$3,313			$3,888
Net interest margin			2.73%			2.67%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

[2] Interest income on loans includes deferred fee amortization of $231 thousand and $257 thousand for the years ended December 31, 2021 and 2020, respectively.

	Twelve Months Ended
	December 31, 2021 vs. 2020
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(35)	$(83)	$(118)
Interest-earning loans	(1,172)	(12)	(1,184)
Total interest-earning assets	(1,207)	(95)	(1,302)
Increase (Decrease) in Interest Expense:
Notes payable gross of debt issuance costs	(77)	17	(60)
Term-debt	(664)	32	(632)
Debt issuance cost	—	(35)	(35)
Total interest-bearing liabilities	(741)	14	(727)
Change in net interest income	$(466)	$(109)	$(575)

Net interest income decreased 15% during the year ended December 31, 2021. This decrease in net interest income was due primarily due to lower average balance on interest-earning loans. Lower interest expense on notes payable and term-debt partially offset the decreased earnings as explained below.

Of the $1.3 million decrease in interest income, $1.2 million was due to a volume variance on interest-earning loans. The volume variance was due to the lower average loan balances as the Company sold loan participation interests and received loan principal payments as described previously in this Report. The weighted average rate on the loan portfolio decreased 34 basis points from 6.55% to 6.21% during the year ended December 31, 2021. The portfolio rate decreased as new lower rate loans replaced higher rate loans that paid off.

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

Provision and non-interest income and expense

	Twelve months ended
	December 31,		Comparison
	(dollars in thousands)
	2021	2020	$Change	% Change
Net interest income	$3,313	$3,888	$(575)	(15)%
Provision for loan losses	122	188	(66)	(35)%
Net interest income after provision for loan losses	3,191	3,700	(509)	(14)%
Non-interest income				—
Broker-dealer commissions and fees	878	762	116	15%
Other lending income	324	283	41	14%
Gain on debt extinguishment	2,398	2,400	(2)	—%
Total non-interest income	3,600	3,445	155	4%
Non-interest expenses:				—
Total non-interest expenses	4,921	5,009	(88)	(2)%
Income before provision for income taxes	1,870	2,136	(266)	(12)%
Provision for income taxes and state LLC fees	20	20	—	—%
Net income	$1,850	$2,116	$(266)	(13)%

Provision

Net interest income after provision for loan losses decreased by $509 thousand for the year ended December 31, 2021. The provision expense decreased by $66 thousand for the year ended December 31, 2021, as compared to December 31, 2020. The decrease in the provision is due to the lower general reserve needed on the smaller average loan balance in 2021 compared to 2020.

Non-interest income

The increase in non-interest income shown above was primarily due to higher income on broker-dealer commissions and fees in 2021 compared to 2020. By expanding relationships with other credit unions and strategic partners that share an interest in providing investment, retirement, insurance and wealth planning options that align with Christian stewardship principles, we were able to expand the number of clients that we serve and increase the income generated from assets under management and non-interest income bearing sources. This higher income was due to stock market valuation growth as well as expanding our client base and increasing the volume of our revenue producing transactions. Other lending income increased by $41 thousand during the year ended December 31, 2021, due to the growing our total participation interests sold and serviced by $8.1 million during the year.

Non-interest expenses

The decrease in non-interest expenses of $88 thousand was due primarily to a decrease in staff for the year ended December 31, 2021, compared to December 31, 2020.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Report of Independent Registered Public Accounting Firm

To the Members

Ministry Partners Investment Company, LLC

Brea, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, members’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

The primary procedures we performed to address this critical audit matter included:

●	Testing of completeness and accuracy of the information utilized in the calculation of the allowance for loan losses;
●	Evaluating the qualitative adjustments to historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;

●	Testing the allowance model for computational accuracy;
●	Assessing the reasonableness of specific allowances on certain impaired loans;
●	Evaluating the overall reasonableness of significant assumptions used by management;
●	Testing the assignment of loan risk ratings;
●	Evaluating the accuracy and completeness of disclosures in the consolidated financial statements.

/s/ Hutchinson and Bloodgood LLP

We have served as the Company’s auditor since 2005.

Glendale, California

March 24, 2023

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2022 and 2021

(dollars in thousands except unit data)

	2022	2021
Assets:
Cash and cash equivalents	$9,504	$28,080
Restricted cash	60	69
Certificates of deposit	1,250	—
Loans receivable, net of allowance for loan losses of $1,551 and $1,638 as of December 31, 2022 and 2021, respectively	85,076	97,243
Accrued interest receivable	477	507
Investments in joint venture	870	882
Other investments	1,018	—
Property and equipment, net	140	172
Foreclosed assets, net	301	301
Servicing assets	123	170
Other assets	544	541
Total assets	$99,363	$127,965
Liabilities and members’ equity
Liabilities:
Lines of credit	$3,000	$2,000
Term-debt	—	32,749
Other secured borrowings	7	17
Notes payable, net of debt issuance costs of $58 and $88 as of December 31, 2022 and 2021, respectively	79,100	76,732
Accrued interest payable	281	252
Other liabilities	2,349	1,704
Total liabilities	84,737	113,454
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at December 31, 2022 and 2021 (liquidation preference of $100 per unit); See Note 14	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at December 31, 2022 and 2021; See Note 14	1,509	1,509
Accumulated earnings	1,402	1,287
Total members' equity	14,626	14,511
Total liabilities and members' equity	$99,363	$127,965

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income

For the years ended December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
Interest income:
Interest on loans	$5,706	$6,998
Interest on interest-bearing accounts	129	43
Total interest income	5,835	7,041
Interest expense:
Other debt	387	1,007
Notes payable	2,982	2,721
Total interest expense	3,369	3,728
Net interest income	2,466	3,313
Provision (credit) for loan losses	(296)	122
Net interest income after provision (credit) for loan losses	2,762	3,191
Non-interest income:
Broker-dealer commissions and fees	838	878
Other income	217	324
Gain on debt extinguishment	2,537	2,398
Total non-interest income	3,592	3,600
Non-interest expenses:
Salaries and benefits	3,504	2,778
Marketing and promotion	174	214
Office occupancy	178	178
Office operations and other expenses	1,491	1,315
Foreclosed assets, net	10	22
Legal and accounting	350	414
Total non-interest expenses	5,707	4,921
Income before provision for income taxes and state LLC fees	647	1,870
Provision for income taxes and state LLC fees	20	20
Net income	$627	$1,850

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

For the years ended December 31, 2022 and 2021

(dollars in thousands)

	Series A Preferred Units		Class A Common Units
	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Total

Balance, December 31, 2020	117,100	$11,715	146,522	$1,509	$(316)	$12,908
Net income	—	—	—	—	1,850	1,850
Dividends on preferred units	—	—	—	—	(247)	(247)
Balance, December 31, 2021	117,100	$11,715	146,522	$1,509	$1,287	$14,511
Net income	—	—	—	—	627	627
Dividends on preferred units	—	—	—	—	(512)	(512)
Balance, December 31, 2022	117,100	$11,715	146,522	$1,509	$1,402	$14,626

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$627	$1,850
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	44	48
Amortization of deferred loan fees, net	(127)	(231)
Amortization of debt issuance costs	100	64
Provision (credit) for loan losses	(296)	122
Accretion of loan discount	(20)	(26)
Gain on sale of loans	(13)	(64)
Gain on sale of foreclosed assets	—	(44)
Gain on debt extinguishment	(2,537)	(2,398)
Gain on other investments	(18)	—
Changes in:
Accrued interest receivable	30	292
Other assets	75	407
Accrued interest payable	28	(60)
Other liabilities	667	(461)
Net cash used by operating activities	(1,440)	(501)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(2,760)	(842)
Loan originations	(4,267)	(14,319)
Loan sales	3,716	14,053
Loan principal collections	15,915	20,104
Purchase of other investments	(1,000)	—
Redemption (purchase) of certificates of deposit	(1,250)	1,761
Sale of foreclosed assets	—	44
Purchase of property and equipment	(12)	(1)
Net cash provided by investing activities	10,342	20,800
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	(30,212)	(16,369)
Borrowings, net of repayments on lines of credit	1,000	2,000
Net change in secured borrowings	(10)	17
Net change in investor notes payable	2,338	593
Debt issuance costs	(70)	(119)
Dividends paid on preferred units	(533)	(245)
Net cash used by financing activities	(27,487)	(14,123)
Net increase (decrease) in cash and restricted cash	(18,585)	6,176
Cash, cash equivalents, and restricted cash at beginning of period	28,149	21,973
Cash, cash equivalents, and restricted cash at end of period	$9,564	$28,149
Supplemental disclosures of cash flow information
Interest paid	$3,341	$3,788
Income taxes paid	20	20
Leased assets obtained in exchange of new operating lease liabilities	106	—
Lease liabilities recorded	101	—
Dividends declared to preferred unit holders	182	203

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

Risks and Uncertainties

COVID 19, a global pandemic, adversely impacted the broad economy, affecting most industries, including businesses, schools, hospitality-, and travel-based employers, and disrupted the supply and distribution networks that deliver products to the consuming public. The process of recovery from the pandemic by U.S. churches, ministries, and faith-based organizations that the Company serves could have a material financial impact on the Company. If declining in-person attendance at churches and faith-based organizations continues as churches and ministries adjust to the long-term effects of the pandemic, charitable gifts and contributions made to ministries and churches could be adversely affected.

In accordance with Financial Accounting Standards Board (FASB) and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of our COVID 19 Deferral Assistance Program were not considered troubled debt restructurings to the extent that they met the terms of such guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act guidance applies to modifications made between March 1, 2020, and the earlier of January 2, 2022, or sixty (60) days after the end of the COVID 19 national emergency, as stipulated by the Consolidated Appropriations Act signed into law on December 31, 2020. The Company has not restructured a loan under the COVID 19 Deferral Assistance Program since the year ended December 31, 2021 and does not expect to use the program in the future.

In addition, Russia’s invasion of Ukraine, increasing inflation, and the disruption of global supply chains are putting strain on the U.S economy and the U.S. consumer. While it is not possible to know the full extent of the long-term impact of COVID 19 or these other current events, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Cash and Cash Equivalents

Cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of December 31, 2022 and December 31, 2021.

The National Credit Union Share Insurance Fund insures a portion of the Company’s cash held at credit unions and the Federal Deposit Insurance Corporation insures a portion of cash held by the Company at other financial institutions. The Company holds cash deposits that may exceed insured limits. Management does not expect to incur losses in these cash accounts.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had $1.3 million in certificates with terms greater than three months as of December 31, 2022. The Company had no certificates of deposit with original maturities of greater than three months at December 31, 2021.

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

On a periodic basis, or whenever events or circumstances arise that would necessitate analysis, management analyzes the Company’s investment in the joint venture for impairment. In this analysis, management compares the carrying value of the investment to the estimated value of the underlying real property. The Company records any impairment charges as a valuation allowance against the value of the asset. Management records these valuation changes as realized gains or losses on investment on the Company’s consolidated statements of operations. The Company determined that the investment in the joint venture was not impaired as of December 31, 2022.

Other Investments

In June 2022, MP Securities purchased two ten-year fixed annuities from insurance companies. These annuities each carry unique features, including guaranteed fixed income components, variable income components, premium bonuses, and potential withdrawal charges. The Company carries these investments at cost and adjusts for guaranteed income when such income is realized. The principal balances of these annuities are guaranteed but are not insured; however, management determined that the annuities were not impaired at December 31, 2022 and does not anticipate losses.

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

Loan discounts can arise from interest accrued and unpaid which the Company adds to loan principal balances when it restructures the loan. The Company does not accrete discounts to income on impaired loans. However, when management determines that a previously impaired loan is no longer impaired, the Company begins accreting loan discounts to interest income over the term of the restructured loan. For loans purchased from third parties, loan discounts include differences between the purchase price and the recorded principal balance of the loan. The Company accretes these discounts to interest income over the term of the loan using the interest method.

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

Management considers loans that it renews at below-market terms to be troubled debt restructurings if the below-market terms represent a concession due to the borrower’s troubled financial condition. The Company classifies troubled debt restructurings as impaired loans. For the loans that are not considered to be collateral-dependent, management measures troubled debt restructurings at the present value of estimated future cash flows using the loan’s effective rate at start of the loan. The Company reports the change in the present value of cash flows related to the passage of time as interest income. If the loan is considered to be collateral-dependent, impairment is measured based on the fair value of the collateral.

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

The “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” was issued by banking regulators on March 22, 2020. This guidance encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19.

Additionally, Section 4013 of the CARES Act further provided that loans modified due to the impact of COVID-19 that would otherwise be classified as TDRs under GAAP are not required to be so classified. Modifications within the scope of this relief were in effect from the period beginning March 1, 2020 until January 1, 2022.

In accordance with this guidance, we offered modifications to borrowers who were both impacted by COVID-19 and current on all principal and interest payments. As of December 31, 2022, the Company had no loans classified as non-TDR loan modifications due to COVID-19.

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

Employee Benefit Plans

The Company records contributions to the qualified employee retirement plan as compensation cost in the period incurred. The Company has also entered into a Supplemental Executive Retirement Plan (the “SERP”) with its President and Chief Executive Officer, Joseph W. Turner, Jr. The Company records expenses related to the SERP based on the likelihood of the benefits vesting.

Leases

We recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows depend on the classification by the lessee as a finance or operating lease.

The Company has operating leases for real estate. Its leases have remaining lease terms of 3 months to 2 years. Its lease agreements may include renewal or termination options for varying periods that are generally at our discretion. In lease term, the Company only includes those periods related to renewal options we are reasonably certain to exercise. However, the Company generally does not include these renewal options as it is not reasonably certain to renew at the lease commencement date. This determination is based on management’s consideration of certain economic, strategic, and other factors that are evaluated at lease commencement date and reevaluate throughout the lease term. Some leases also include options to terminate the leases and the Company only includes those periods beyond the termination date if management is reasonably certain not to exercise the termination option.

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

If any of the lease agreements have both lease and non-lease components, the Company treats those as a single lease component for all underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

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

The ASU allows for several different methods of calculating the Allowance for Credit Losses (“ACL”) and based on its analysis of observable data, the Company determined the probability of default method to be the most appropriate for all its loans.

The Company expects to record a one-time cumulative effect adjustment to the allowance for credit losses in retained earnings on the consolidated balance sheet as of the beginning of 2023, as is required in the guidance. The Company believes there will be an adjustment to the allowance of up to $300 thousand. In addition, the Company expects the allowance for unfunded commitments to be immaterial.

The qualitative impact of the new accounting standard will still be directed by many of the same factors that impacted the previous methodology for calculating the allowance, including but not limited to, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types and changes to lending policies. In addition, the Company will also use reasonable and supportable forecasts.

The actual impact from adopting this guidance may be subject to change based upon refinement and finalization of the model and associated assumptions, the implementation and testing of certain internal controls ensuring model effectiveness and management’s judgment.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan. Additionally, the ASU requires disclosure of current period gross write-offs by year of origination for financing receivables. This ASU is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this guidance on January 1, 2023 and it did not have a material impact on the condensed consolidated financial statements.

Note 2. Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company has the ability to pledge cash as collateral for its borrowings. At December 31, 2022 and December 31, 2021, the Company did not pledge cash for its term-debt or lines of credit. At December 31, 2022 and December 31, 2021, the Company had $7 thousand and $17 thousand, respectively, in cash pledged as collateral for its secured borrowings. See Note 3: Related Party Transactions for additional details. This amount is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$9,504	$28,080
Restricted cash	60	69
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$9,564	$28,149

Other amounts included in restricted cash represent those required to be set aside with the Central Registration Depository (“CRD”) account with FINRA, as well as funds the Company has deposited with RBC Dain as clearing deposits. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are paid to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3. Related Party Transactions

Transactions with Equity Owners

Transactions with AdelFi Credit Union (“AdelFi”)

The tables below summarize transactions the Company conducts with AdelFi (formerly Evangelical Christian Credit Union), the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2022	2021
Total funds held on deposit at AdelFi	$443	$3,797
Loan participations purchased from and serviced by AdelFi	68	256

Related party transactions of the Company (dollars in thousands):

	Years ended
	December 31,
	2022	2021
Interest earned on funds held with AdelFi	$1	$2
Interest income earned on loans purchased from AdelFi	5	15
Fees paid to AdelFi from MP Securities Networking Agreement	9	8
Income from Successor Servicing Agreement with AdelFi	—	9
Rent expense on lease agreement with AdelFi	146	146

Loan participation interests purchased:

In the past, the Company purchased loan participation interests from AdelFi. Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm’s length transaction. The Company did not purchase any loans from AdelFi during the years ended December 31, 2022 and 2021.

Loans sold:

From time to time, the Company may sell loans to AdelFi. The Company sold no loans to AdelFi during the years ended December 31, 2022 and 2021.

Lease and Services Agreement:

The Company leases its corporate offices and purchases other facility-related services from AdelFi pursuant to a written lease and services agreement. Management believes these terms are equivalent to those that prevail in arm’s length transactions.

MP Securities Networking Agreement with AdelFi:

MP Securities, the Company’s wholly-owned subsidiary, has entered into a Networking Agreement with AdelFi pursuant to which MP Securities agreed to offer investment and insurance products and services to AdelFi’s members that:

(1)	AdelFi or its Board of Directors has approved;
(2)	comply with applicable investor suitability standards required by federal and state securities laws and regulations;
(3)	are offered in accordance with National Credit Union Administration (“NCUA”) rules and regulations; and

(4)	comply with its membership agreement with Financial Industry Regulation Authority (“FINRA”).

The agreement entitles MP Securities to pay AdelFi a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of AdelFi members. Either AdelFi or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

Successor Servicing Agreement with AdelFi:

On October 5, 2016, the Company entered into a Successor Servicing Agreement with AdelFi. This agreement obligates the Company to serve as the successor loan servicing agent for certain mortgage loans designated by AdelFi. The Company will service these loans in the event AdelFi requests that the Company assume its obligation to act as the servicing agent for those loans. The original Agreement terminated in October 2019 and has converted to a month-to-month agreement. The agreement was terminated at the request of AdelFi in January 2022.

Transactions with America’s Christian Credit Union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2022	2021
Total funds held on deposit at ACCU	$246	$4,083
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	964	1,830
Amount owed on ACCU secured borrowings	7	17
Amount owed on ACCU line of credit	3,000	2,000
Loans pledged on ACCU line of credit	6,823	6,768

Related party transactions of the Company (dollars in thousands):

	Years ended
	December 31,
	2022	2021
Interest earned on funds held with ACCU	$8	$21
Loans sold to ACCU	—	1,000
Dollar amount of secured borrowings made from ACCU	7	17
Dollar amount of draws on ACCU line of credit	3,000	2,000
Interest expense on ACCU borrowings	100	22
Income from broker services provided to ACCU by MPS	39	46
Fees paid based on MP Securities Networking Agreement with ACCU	94	84

Loan participation interests purchased:

The Company negotiates pass-through interest rates on loan participation interests purchased from ACCU on a loan-by-loan basis. Management believes these terms are equivalent to those that prevail in arm’s length transactions. The Company did not purchase any loans from ACCU during the years ended December 31, 2022 and 2021.

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

As of December 31, 2022 and December 31, 2021, respectively, $7 thousand and $17 thousand had been sold and was outstanding under this agreement. This has been classified on the balance sheet as secured borrowings. The Company has deposited equal amounts of cash in an account at ACCU as collateral for these borrowings. These funds are considered restricted cash.

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

Line of Credit:

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU. The ACCU line of credit (“ACCU LOC”) is a $5.0 million short-term demand facility with a maturity date of September 23, 2023. See Note 10: Credit Facilities and Other Debt for additional terms and conditions. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of December 31, 2022 and December 31, 2021, respectively, there were $3.0 million and $2.0 million in borrowings outstanding on the ACCU line of credit.

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT. The following describes the nature and dollar amounts of the material related party transactions with KCTCU.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2022	2021
Total funds held on deposit at KCT	$1,261	$1,018
Loans pledged on KCT line of credit	10,962	8,492
Outstanding loan participations sold to KCT and serviced by the Company	3,455	4,598

Related party transactions of the Company (dollars in thousands):

	Years ended
	December 31,
	2022	2021
Interest earned on funds held with KCT	$10	$18
Loans sold to KCT	56	2,847
Dollar amount of draws on KCT line of credit	2,000	3,825
Interest expense on KCT line of credit	15	40
Fees paid based on MP Securities Networking Agreement with KCT	69	35

Funds on deposit with KCT:

On January 13, 2020, the Company purchased $1.0 million of certificates of deposit from KCT. The certificates matured on October 13, 2021, and the funds were transferred to a savings account at KCT. On September 29, 2022, the Company purchased a $1.3 million certificate of deposit from KCT. The certificate matures on June 6, 2023 and carries an interest rate of 3.25%. This certificate is pledged as a compensating balance deposit on one of the lines of credit the Company holds with KCT.

Line of Credit:

On June 6, 2022, the Company terminated the existing $7.0 million Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution. It replaced this agreement with two short-term demand credit facilities, a $5.0 million warehouse line of credit (“KCT Warehouse LOC”) and a $5.0 million operating line of credit (“KCT Operating LOC”). See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of and December 31, 2022 and December 31, 2021, there was no outstanding balance on either of the lines of credit with KCT.

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

Loan Participation Interests Sold:

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and it charges KCT a customary fee for servicing the loan. As of December 31, 2022 and December 31, 2021, respectively, the Company serviced $3.5 million and $4.6 million in loan participations that it has sold to KCT.

Transactions with Other Equity Owners

From time to time the Company will engage in transactions with other owners or related parties. Related party balances pertaining to the assets of the Company are as follows (dollars in thousands):

	December 31,	December 31,
	2022	2021
Outstanding loan participations sold to UFCU and serviced by the Company	$—	$4,275
Outstanding loan participations sold to NFCU and serviced by the Company	4,872	4,991
Outstanding notes payable to officers and managers	2,266	261

Loan Participations Sold:

The Company had a Loan Participation Agreement with UNIFY Financial Credit Union (“UFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units. Under this agreement, the Company sold UFCU a $5.0 million loan participation interest in one of its mortgage loan interests on August 14, 2013. As part of this agreement, the Company retained the right to service the loan, and it charged UFCU a fee for servicing the loan. The loan related to this agreement paid off in 2022.

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

Investor Notes Sold:

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $2.3 million and $261 thousand at December 31, 2022 and December 31, 2021.

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

Note 4. Loans Receivable and Allowance for Loan Losses

The Company’s loan portfolio is comprised of one segment – commercial loans. See “Note 1 – Loan Portfolio Segments and Classes” to the Financial Statements. The loans fall into four classes:

●	wholly-owned loans for which the Company possesses the first collateral position;
●	wholly-owned loans that are either unsecured or for which the Company possesses a junior collateral position;
●	participated loans purchased for which the Company possesses the first collateral position; and
●	participated loans purchased for which the Company possesses a junior collateral position.

The Company primarily makes or purchases participations in loans that are made to evangelical churches and related organizations. The purpose of these loans is to purchase, construct, or improve facilities. Occasionally the company purchases conventional commercial loans to meet the Company’s liquidity and yield goals as well as to diversify the Company’s loan portfolio. Loan maturities extend through 2037. The loan portfolio had a weighted average rate of 6.46% and 6.21% as of December 31, 2022 and December 31, 2021, respectively. Loans receivable at December 31, 2022 and December 31, 2021, respectively include $7 thousand and $17 thousand in loan participations transferred under a recourse agreement.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	December 31,	December 31,
	2022	2021
Commercial loans:
Real estate secured	$86,718	$98,858
Other secured	225	425
Unsecured	99	122
Total loans	87,042	99,405
Deferred loan fees, net	(208)	(304)
Loan discount	(207)	(220)
Allowance for loan losses	(1,551)	(1,638)
Loans, net	$85,076	$97,243

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses as of December 31, 2022 and December 31, 2021. The following table shows the changes in the allowance for loan losses for the years ended years ended December 31, 2022 and 2021 (dollars in thousands):

	December 31,	December 31,
	2022	2021
Balance, beginning of period	$1,638	$1,516
Provision (credit) for loan loss	(296)	122
Chargeoffs	—	—
Recoveries	209	—
Balance, end of period	$1,551	$1,638

The table below presents loans by portfolio segment (commercial loans) and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands):

	Loans and Allowance for Loan Losses (by segment)
	As of
	December 31,	December 31,
	2022	2021
Loans:
Individually evaluated for impairment	$5,933	$9,688
Collectively evaluated for impairment	81,109	89,717
Balance	$87,042	$99,405

Allowance for loan losses:
Individually evaluated for impairment	$597	$290
Collectively evaluated for impairment	954	1,348
Balance	$1,551	$1,638

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2022
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$46,155	$1,742	$1,035	$—	$48,932
Watch	32,080	29	68	—	32,177
Special mention	—	—	—	—	—
Substandard	3,840	1,590	—	—	5,430
Doubtful	503	—	—	—	503
Loss	—	—	—	—	—
Total	$82,578	$3,361	$1,103	$—	$87,042

Credit Quality Indicators (by class)
As of December 31, 2021
	Wholly-Owned First	Wholly-Owned Junior	Participation First	Participation Junior	Total
Grade:
Pass	$67,580	$2,007	$172	$—	$69,759
Watch	19,858	30	70	—	19,958
Special mention	—	—	—	—	—
Substandard	7,535	1,650	—	—	9,185
Doubtful	503	—	—	—	503
Loss	—	—	—	—	—
Total	$95,476	$3,687	$242	$—	$99,405

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Commercial loans:
Wholly-Owned First	$6,068	$—	$1,378	$7,446	$75,132	$82,578	$—
Wholly-Owned Junior	—	—	—	—	3,361	3,361	—
Participation First	—	—	—	—	1,103	1,103	—
Participation Junior	—	—	—	—	—	—	—
Total	$6,068	$—	$1,378	$7,446	$79,596	$87,042	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Commercial loans:
Wholly-Owned First	$—	$—	$503	$503	$94,973	$95,476	$—
Wholly-Owned Junior	—	—	—	—	3,687	3,687	—
Participation First	—	—	—	—	242	242	—
Participation Junior	—	—	—	—	—	—	—
Total	$—	$—	$503	$503	$98,902	$99,405	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class as of and for the years ended years ended December 31, 2022 and 2021, respectively. The unpaid principal balance reflects the contractual principal outstanding on the loan. Included in the balance of impaired loans are troubled debt restructurings that have been performing and have been upgraded to pass or watch since the modification date. The recorded balance reflects the unpaid principal balance less any interest payments that have been recorded against principal. The recorded investment reflects the recorded balance, plus accrued interest, less discounts taken. The related allowance reflects specific reserves taken on the impaired loans (dollars in thousands):

Impaired Loans (by class)	For the years ended
	December 31,	December 31,
	2022	2021
Wholly-Owned First
Average Recorded Investment	$14,644	$10,772
Interest Income Recognized	1,026	582
Wholly-Owned Junior
Average Recorded Investment	1,620	1,668
Interest Income Recognized	—	—
Participation First
Average Recorded Investment	—	—
Interest Income Recognized	—	—
Participation Junior
Average Recorded Investment	—	—
Interest Income Recognized	—	—
Total Impaired Loans
Average Recorded Investment	$16,264	$11,310
Interest Income Recognized	1,026	582

Impaired Loans (by class)	As of	As of
	December 31,	December 31,
	2022	2021
Wholly-Owned First
Recorded Investment with allowance	$3,008	$1,371
Recorded Investment with no Allowance	15,569	9,339
Total Recorded Investment	$18,577	$10,710
Related Allowance on Impaired Loans with Allowance	457	631
Unpaid Principal Balance	$18,734	$10,905
Wholly-Owned Junior
Recorded Investment with allowance	$1,590	$—
Recorded Investment with no Allowance	—	1,650
Total Recorded Investment	$1,590	$1,650
Related Allowance on Impaired Loans with Allowance	139	—
Unpaid Principal Balance	$1,685	$1,685
Participation First
Recorded Investment with allowance	$—	$—
Recorded Investment with no Allowance	—	—
Total Recorded Investment	$—	$—
Related Allowance on Impaired Loans with Allowance	—	—
Unpaid Principal Balance	$—	$—
Participation Junior
Recorded Investment with allowance	$—	$—
Recorded Investment with no Allowance	—	—
Total Recorded Investment	$—	$—
Related Allowance on Impaired Loans with Allowance	—	—
Unpaid Principal Balance	$—	$—
Total Impaired Loans
Recorded Investment with allowance	$4,598	$1,371
Recorded Investment with no Allowance	15,569	10,989
Total Recorded Investment	$20,167	$12,360
Related Allowance on Impaired Loans with Allowance	596	631
Unpaid Principal Balance	$20,419	$12,590

A summary of non-accrual loans by loan class is as follows (dollars in thousands):

Loans on Non-accrual Status (by class)
	December 31, 2022	December 31, 2021
Commercial loans:
Wholly-Owned First	$4,342	$6,162
Wholly-Owned Junior	1,590	1,650
Participation First	—	—
Participation Junior	—	—
Total	$5,932	$7,812

Beginning in April, 2020, the Company has taken measures to assist borrowers adversely affected by COVID-19 by deferring principal and/or interest payments. The concessions granted met the qualifications under Section 4013 of the CARES Act, and, as a result, the Company elected not to account for these modifications as troubled debt restructurings. The Company restructured one loan during the year ended December 31, 2021 that qualified as a CARES Act modification and was not accounted for as a troubled debt restructuring. This loan had an outstanding balance of $1.3 million at the time of the modification. The borrower resumed making contractual payment prior to December 31, 2021. As of December 31, 2021, no loans were under CARES Act deferrals. The Company did not restructure any loans that qualified as CARES Act modifications during the year ended December 31, 2022.

The Company restructured four loans during the year ended December 31, 2022. The Company restructured two loans during the year ended December 31, 2021.

A summary of troubled debt restructures by loan class during the years ended December 31, 2022 and 2021 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
For the year ended December 31, 2022
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Recorded Investment At Period End
Commercial loans:
Wholly-Owned First	4	$8,385	$8,385	$8,464
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	4	$8,385	$8,385	$8,464

Troubled Debt Restructurings (by class)
For the year ended December 31, 2021
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Recorded Investment At Period End
Commercial loans:
Wholly-Owned First	2	$5,387	$5,387	$5,313
Wholly-Owned Junior	—	—	—	—
Participation First	—	—	—	—
Participation Junior	—	—	—	—
Total	2	$5,387	$5,387	$5,313

Of the four loans the Company restructured in 2022, two were granted extended maturity dates when the borrower’s financial condition could not support a full renewal. One of these loans was a construction loan that still had amounts remaining to be drawn. Two months after the restructure, the borrower met the appropriate conditions, and the Company funded the remainder of the approved amount of the construction draws. The Company then renewed and converted the loan to an amortizing commercial real estate loan. One restructured loan was granted a period of six months of interest-only payments; the borrower had returned to making principal and interest payments prior to December 31, 2022. Finally, the Company reached a forbearance agreement with a borrower to restructure a loan, granting a reduced interest rate and interest-only payments for one year. None of the loans restructured during the year ended December 31, 2022 subsequently defaulted.

The Company had two previously restructured loans that were past maturity as of December 31, 2022. The Company has entered into forbearance agreements with the borrowers and is evaluating what actions it should undertake to protect its investment on these loans. These forbearance agreements include reduced monthly payment amounts and additional reporting requirements.

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

As of December 31, 2022, no additional funds were committed to be advanced in connection with loans modified as troubled debt restructurings.

Note 5. Investments

Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). Intertex is a managing member of the LLC, with authority to direct operations. The Company is a non-managing member with no authority beyond limited rights granted to the Company by the operating agreement. The Valencia Hills Project is a joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand and represented 100% of the ownership of the joint venture. The Company’s ownership percentage in the joint venture was 74% as of December 31, 2022 and 2021.

The value of the Company’s investment in the joint venture was $870 thousand and $882 thousand, as of December 31, 2022 and 2021, respectively. Management’s impairment analysis of the investment as of December 31, 2022 has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in a certificate of deposit with an original maturity greater than three months at December 31, 2022.

Details of certificates with original maturities of greater than three months owned by the Company as of December 31, 2022, are as follows (dollars in thousands):

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

Other Investments

In June 2022, the Company entered into two indexed annuity insurance contracts whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years. The Company recognized $18 thousand in income on these investments during the year ended December 31, 2022.

Additional information related to these investments is as follows (dollars in thousands):

				Income for the year ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	December 31, 2022	December 31, 2021
Fixed annuity	June 2032	$1,000	$1,018	$18	$—

Note 6. Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such (dollars in thousands):

	December 31,
	2022	2021
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$838	$878
Gains on loan sales	13	64
Gain on sale of foreclosed assets	—	44
Other investment income	18	—
Other non-interest income	—	9
Non-interest income, out of scope, ASC 606
Lending fees	186	207
Gain on debt extinguishment	2,537	2,398
Total non-interest income	$3,592	$3,600

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

	For the twelve months ended
(dollars in thousands)	December 31, 2022	December 31, 2021
Broker-dealer revenue
Securities commissions
Transactional	$109	$131
AUM	61	40
Total	170	171
Sale of investment company shares
Transactional	22	34
AUM	80	98
Total	102	132
Other insurance product revenue
Transactional	179	187
AUM	48	48
Total	227	235
Advisory fee income
Transactional	1	3
AUM	338	337
Total	339	340
Total broker-dealer revenue
Transactional	311	355
AUM	527	523
Total broker-dealer revenue	$838	$878

Note 7. Loan Transfers and Servicing

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the years ended
	December 31,	December 31,
	2022	2021
Participation loans interests sold by the Company during the year	$3,716	$14,053
Total participation interests sold and serviced by the Company	34,946	46,056
Servicing income	153	189

Servicing Assets
Balance, beginning of period	$170	$147
Additions:
Servicing obligations from sale of loan participations	19	81
Subtractions:
Amortization	(66)	(58)
Balance, end of period	$123	$170

ACCU Loan Participation Agreement

As detailed in Note 3: Related Party Transactions, effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Sales made under the

Master LP Agreement will be done on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the year ended years ended December 31, 2022 and 2021, the Company sold loan participations to ACCU under the provisions of the Master LP Agreement that totaled $7 thousand and $17 thousand, respectively. Due to the recourse provisions of the agreement, the participation sales made under the agreement are classified as secured borrowings and are presented separately on the Company’s balance sheet.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that was valued at $301 thousand at December 31, 2022 and 2021. There was no allowance for losses on foreclosed assets at December 31, 2022 and 2021. The Company did not record any loss provisions on foreclosed assets during the years ended December 31, 2022 and 2021.

During the year ended December 31, 2021, the Company sold a residential property it had acquired in a foreclosure action that had previously been completely written off. The Company realized a gain of $44 thousand on this sale.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses for the years ended December 31,
	2022	2021
Operating expenses	10	22
Total expenses	$10	$22

Note 9. Premises and Equipment

The tables below summarize our premises and equipment (dollars in thousands):

	As of
	December 31,	December 31,
	2022	2021

Furniture and office equipment	$528	$522
Computer system	220	214
Leasehold improvements	43	43
Total premises and equipment	791	779
Less accumulated depreciation and amortization	(651)	(607)
Premises and equipment, net	$140	$172

	2022	2021

Depreciation and amortization expense for the years ended December 31,	$44	$48

Note 10. Credit Facilities and Other Debt

Details of the Company’s debt facilities as of December 31, 2022 are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
KCT Warehouse LOC	5.250%	Variable	$—	$—	6/6/2023	$6,160	$—
KCT Operating LOC	5.250%	Variable	—	—	6/6/2023	4,835	—
ACCU LOC	4.000%	Variable	3,000	—	9/23/2023	6,823	—
ACCU Secured	Various	Fixed	7	—	Various	—	7

Term-Debt Credit Facility

The Company had a secured term-debt credit facility with OSK VII, LLC, an investment fund (“OSK”). The original obligation on this debt was an $87.3 million credit facility refinancing transaction, which was entered into on November 4, 2011, with the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union. On June 28, 2019, NCUA assigned all its rights, title, and interest under the credit facility to OSK. The facility was non-revolving and did not include an option to renew or extend additional credit. Additionally, the facility does not contain a prepayment penalty. Under the terms of the credit facility, the Company was required to maintain a minimum collateralization ratio of at least 120%. If at any time the Company had failed to maintain its required minimum collateralization ratio, it would have been required to deliver cash or qualifying mortgage loans in an amount sufficient to meet its obligation to maintain a minimum collateralization ratio. The facility’s interest rate was 2.525%. The collateral securing the facility at December 31, 2021 satisfied the 120% minimum ratio. In addition, the credit facility included several borrower covenants. The Company was in compliance with these covenants as of December 31, 2021. On March 5, 2021, the Company made a $14.3 million principal prepayment on this facility and realized a $2.3 million gain on the extinguishment of debt because of this payment. On January 6, 2022, the Company made a $16.5 million principal prepayment on this facility and realized a $1.5 million gain on the extinguishment of debt. On June 29, 2022, and September 29, 2022, the Company made $3.3 million principal prepayments on this facility and realized $300 thousand gains on the extinguishment of debt on of each of these payments. The Company was in compliance with its covenants under the facility at the time of these payments.

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

The Company may draw funds on the KCT Warehouse LOC at any time until the line is fully drawn. Repayment of each advance is due 120 days after the advance is made or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At December 31, 2022, the interest rate on the KCT Warehouse LOC was 5.25%. To secure its obligations under the KCT Warehouse LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT Warehouse LOC. The minimum ratio must equal at least 120%. The KCT Warehouse LOC also requires the Company to maintain a deposit of 25% of the total line limit to borrow on the facility. In September 2022, the Company purchased a $1.25 million certificate of deposit from KCT that satisfies this requirement. A total of $6.2 million in loans were pledged on this facility as of December 31, 2022. At December 31, 2022, there were no outstanding borrowings on the KCT Warehouse LOC.

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

The Company may draw funds on the KCT Operating LOC at any time until the line is fully drawn. Repayment by the termination date or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At December 31, 2022, the interest rate on the KCT Warehouse LOC was 5.25%. To secure its obligations under the KCT Operating LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking the outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed less the secured cash on the KCT Operating LOC. The minimum ratio must equal at least 120%. A total of $4.8 million in loans were pledged on this facility as of December 31, 2022. At December 31, 2022, there were no outstanding borrowings on the KCT Operating LOC.

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

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with a one-year maturity date of September 23, 2023. The facility carried an outstanding balance of $3.0 million and $2.0 million at December 31, 2022 and December 31, 2021, respectively. The interest rate on the facility is equal to the Prime Rate as published in the Wall Street Journal plus 0.75%. This rate will be adjusted on January 10th each year to account for the current Prime Rate but cannot be adjusted below 4.00%. The interest rate on the ACCU LOC was 4.00% on December 31, 2022. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that equals or exceeds $10.0 million at all times during the term of the loan. The ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at years ended December 31, 2022 and 2021. A total of $6.8 million in loans were pledged on this facility as of December 31, 2022 and December 31, 2021.

ACCU Secured Borrowings

As detailed in Note 3: Related Party Transactions, on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $7 thousand and $17 thousand in secured borrowings were outstanding under the Master LP Agreement as of December 31, 2022 and December 31, 2021, respectively.

Note 11. Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		December 31, 2022		December 31, 2021
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1 Offering	Unsecured	$—	—%	$3,654	4.45%
Class 1A Offering	Unsecured	20,698	4.27%	27,116	4.11%
2021 Class A Offering	Unsecured	45,935	4.04%	34,524	3.20%
Public Offering Total		$66,633	4.11%	$65,294	3.65%

Private Offerings
Subordinated Notes	Unsecured	$12,525	4.56%	$11,526	4.47%
Secured Notes	Secured	—	—%	—	—%
Private Offering Total		$12,525	4.56%	$11,526	4.47%

Total Notes Payable		$79,158	4.19%	$76,820	3.77%

Notes Payable Totals by Security
Unsecured Total	Unsecured	$79,158	4.19%	$76,820	3.77%
Secured Total	Secured	$—	—%	$—	—%

Future maturities for the Company’s investor notes during the twelve-month periods ending December 31, are as follows (dollars in thousands):

2023	$23,682
2024	17,574
2025	15,211
2026	13,990
2027	8,701
79,158
Debt issuance costs	58
Notes payable, net of debt issuance costs	$79,100

Debt issuance costs related to the Company’s notes payable were $58 thousand and $88 thousand at December 31, 2022 and December 31, 2021, respectively.

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

SEC Registered Public Offerings

Class 1 Offering

In January 2015, the Company registered its Class 1 Notes with the SEC. The Company discontinued the sale of its Class 1 Note Offering when it expired on December 31, 2017. The offering included two categories of notes, including a fixed interest note and a variable interest note. The Class 1 Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company was in compliance with these covenants as of December 31, 2021. The Company issued the Class 1 Notes under a Trust Indenture between the Company and U.S. Bank. There were no outstanding Class 1 Notes as of December 31, 2022.

Class 1A Offering

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

2021 Class A Offering

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

Private Offerings

Series 1 Subordinated Capital Notes (“Subordinated Notes”)

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at December 31, 2022 and December 31, 2021.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	December 31, 2022	December 31, 2021
Undisbursed loans	$355	$270

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Operating Leases

The Company has lease agreements for its offices in Brea and Fresno, California. The Brea office lease expires in December 2023. The lease does not contain any additional options to renew. The Fresno office lease expires in April 2025. There are no options to renew in the lease agreement. The Company also has a lease agreement for a vehicle used by management. The lease for the vehicle terminates in December 2024. The Company has determined that these leases are operating leases.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the Year Ended
	2022	2021
Lease cost
Operating lease cost	$175	$174
Other information
Cash paid for operating leases	$185	$174
Right-of-use assets obtained in exchange for operating lease liabilities	$106	$—
Lease liabilities recorded	$101	$—
Weighted average remaining lease term (in years)	1.46	1.96
Weighted-average discount rate	4.33%	4.71%

Future minimum lease payments and lease costs for the twelve months ending December 31 are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2023	$191	$176
2024	36	29
2025	10	10
Total	$237	$215

Note 13. Office Operations and Other Expenses

Office operations and other expenses comprise the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Technology and communication expenses	$396	$357
Insurance	382	350
Lease and occupancy expense	211	192
Outsourced operations	160	131
Staff and travel expense	109	71
Loan expenses	42	53
Clearing firm fees	60	63
Other	131	98
Total	$1,491	$1,315

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

Note 15. Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the years ended December 31, 2022 and 2021 were $80 thousand and $67 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee’s annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution to the plan during the years ended December 31, 2022 and 2021.

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

For purposes of the SERP, Mr. Turner’s accrued benefit is subject to a maximum sum of $600,000, with payments made annually in equal monthly installments over a ten-year period. The Company is liable for the entire amount of this benefit unless Mr. Turner incurs a separation of service prior to the vesting date in August 2024. The Company’s management has determined that such a separation is unlikely to occur prior to the vesting date and has accrued the entire benefit as of December 31, 2022.

Note 16. Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

The Company classifies measurements of fair value within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The Company did not change its methodology in measuring fair value during the year ended December 31, 2022. The fair value hierarchy is as follows:

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at December 31, 2022 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$9,564	$9,564	$—	$—	$9,564
Certificates of deposit	1,250	—	1,243	—	1,243
Loans, net	85,076	—	—	83,525	83,525
Investments in joint venture	870	—	—	870	870
Other investments	1,018	—	—	1,018	1,018
Accrued interest receivable	477	—	—	477	477
FINANCIAL LIABILITIES:
Lines of credit	$3,000	$—	$—	$3,026	$3,026
Other secured borrowings	7	—	—	7	7
Notes payable	79,100	—	—	78,330	78,330
Other financial liabilities	462	—	—	462	462

		Fair Value Measurements at December 31, 2021 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$28,149	$28,149	$—	$—	$28,149
Loans, net	97,243	—	—	97,913	97,913
Investments in joint venture	882	—	—	882	882
Accrued interest receivable	507	—	—	507	507
FINANCIAL LIABILITIES:
Lines of credit	$2,000	$—	$—	$2,000	$2,000
Term-debt	32,749	—	—	31,489	31,489
Other secured borrowings	17	—	—	18	18
Notes payable	76,732	—	—	76,871	76,871
Other financial liabilities	455	—	—	455	455

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2022 and December 31, 2021.

The Company used the following methods and assumptions to estimate the fair value of financial instruments:

●	Cash – The carrying amounts reported in the balance sheets approximate fair value for cash.

●	Certificates of deposit – Management estimates fair value by using a present value discounted cash flow with a discount rate approximating the current market rate for similar assets. Management classifies certificates of deposits as Level 2 of the fair value hierarchy.
●	Loans (other than collateral-dependent impaired loans) – Management estimates fair value by discounting the future cash flows of the loans. The discount rate the Company uses is the current average rates at which it would make loans to borrowers with similar credit ratings and for the same remaining maturities. Also included is $7 thousand of loan participations transferred under a recourse agreement.
●	Investments in joint venture – Management estimates fair value by analyzing the operations and marketability of the underlying investment to determine if the investment is other-than-temporarily impaired.
●	Other investments – Management estimates fair value by determining the whether there is an indication of potential lack of performance on the part of the insurance companies in which the investments are made, and whether those indications would impair the investments.
●	Investor Notes Payable – Management estimates the fair value of fixed maturity notes by discounting the future cash flows of the notes. The discount rate the Company uses is the rate currently offered for investor notes payable of similar remaining maturities. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the notes.
●	Lines of Credit, Term-debt, Other Secured Borrowings – Management estimates the fair value of borrowings from financial institutions discounting the future cash flows of the borrowings. The discount rate the Company uses is the current incremental borrowing rate for similar types of borrowing arrangements.
●	Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties’ credit standing. The fair value of loan commitments is insignificant at December 31, 2022 and December 31, 2021.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2022:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,259	$5,259
Investments in joint venture	—	—	870	870
Other investments	—	—	1,018	1,018
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,448	$7,448

Assets at December 31, 2021:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,815	$5,815
Investments in joint venture	—	—	884	884
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,000	$7,000

The following table presents activity in Level 3 assets for those assets in which there were purchases or sales, or in which assets were transferred between levels. The only assets to have such activity during the year ended December 31, 2022 were other investments (dollars in thousands):

Other investments
Balance, December 31, 2021	$--
Purchase of other investments	1,000
Realized income on other investments	18
Balance, December 31, 2022	$1,018

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at December 31, 2022. As such, the Company has determined that the carrying value of its other investments equals its fair value at December 31, 2022.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

December 31, 2022
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,259	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (28%)
Investments in joint venture	870	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,018	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2021
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,815	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (23%)
Investments in joint venture	884	Internal evaluations	Estimated future market value	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 17. Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2022 and 2021, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2022 and 2021, MP Realty has federal and state net operating loss carryforwards of approximately $432 thousand and $422 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at years ended December 31, 2022 and 2021.

Tax years ended December 31, 2019 through December 31, 2022 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2018 through December 31, 2022 remain subject to examination by the California Franchise Tax Board.

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

Financial information with respect to the reportable segments for the years ended December 31, 2022 and 2021 is as follows (dollars in thousands):

	Twelve months ended
	December 31, 2022	December 31, 2021
Revenue from external sources
Finance Company	$8,562	$9,651
Broker Dealer	865	990
Adjustments / Eliminations	—	—
Total	$9,427	$10,641

Revenue from internal sources
Finance Company	$—	$—
Broker Dealer	1,128	1,244
Other Segments	65	193
Adjustments / Eliminations	(1,193)	(1,437)
Total	$—	$—

Total non-interest expense and provision for tax
Finance Company	$4,125	$3,605
Broker Dealer	1,598	1,334
Other Segments	4	2
Adjustments / Eliminations	—	—
Total	$5,727	$4,941

Net profit
Finance Company	$188	$1,108
Broker Dealer	395	900
Other Segments	61	192
Adjustments / Eliminations	(17)	(350)
Total	$627	$1,850

	December 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Total assets
Finance Company	$94,523	$123,753
Broker Dealer	4,553	3,946
Other Segments	423	559
Adjustments / Eliminations	(136)	(293)
Total	$99,363	$127,965

Note 19. Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows (dollars in thousands):

Ministry Partners Investment Company, LLC Balance Sheet

	As of December 31,
	2022	2021
Assets:
Cash	$5,875	$24,030
Certificates of deposit	1,250	—
Loans receivable, net of allowance for loan losses	85,076	97,243
Investment in subsidiaries	3,084	2,645
Other assets	2,922	3,045
Total assets	$98,207	$126,963
Liabilities and members’ equity
Liabilities:
Other borrowings	$3,007	$34,766
Notes payable, net of debt issuance costs	78,441	76,025
Other liabilities	2,133	1,661
Total liabilities	83,581	112,452
Equity	14,626	14,511
Total liabilities and members' equity	$98,207	$126,963

Ministry Partners Investment Company, LLC Statement of Income

	For the years ended
	December 31,
	2022	2021
Income:
Interest Income	$5,825	$7,040
Other income	2,737	2,566
Total income	8,562	9,606
Interest expense:
Other borrowings	387	1,007
Notes payable	4,158	3,808
Total interest expense	4,545	4,815
Provision (credit) for loan losses	(296)	122
Other operating expenses	4,112	3,548
Income before provision for income taxes	201	1,121
Provision for income taxes and state LLC fees	13	13
Income before equity in undistributed net income of subsidiaries	188	1,108
Equity in undistributed net income of subsidiaries	439	742
Net income	$627	$1,850

Ministry Partners Investment Company, LLC Statement of Cash Flows

	For the years ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$627	$1,850
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of subsidiaries	(439)	(742)
Depreciation	43	47
Amortization of deferred loan fees	(127)	(231)
Amortization of debt issuance costs	651	616
Provision for loan losses	(296)	122
Accretion of loan discount	(20)	(27)
Gain on sale of loans	(13)	(64)
Gain on sale of foreclosed assets	—	(44)
Gain on debt extinguishment	(2,537)	(2,287)
Changes in:
Other assets	110	689
Other liabilities	493	(275)
Net cash (used) by operating activities	(1,508)	(346)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(2,760)	(842)
Loan originations	(4,267)	(14,319)
Loan sales	3,716	14,053
Loan principal collections	15,915	20,105
Redemption (purchase) of certificates of deposit	(1,250)	1,761
Foreclosed property sales	—	44
Purchase of property and equipment	(11)	(1)
Net cash provided by investing activities	11,343	20,801
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in term-debt	(30,212)	(16,370)
Borrowings, net of repayments on lines of credit	1,000	2,000
Net change in secured borrowings	(10)	17
Net change in notes payable	2,338	593
Debt issuance costs	(573)	(828)
Dividends paid on preferred units	(533)	(245)
Net cash (used) by financing activities	(27,990)	(14,833)
Net (decrease) increase in cash and restricted cash	(18,155)	5,622
Cash, cash equivalents, and restricted cash at beginning of period	24,030	18,408
Cash, cash equivalents, and restricted cash at end of period	$5,875	$24,030
Supplemental disclosures of cash flow information
Interest paid	$3,341	$3,788
Income taxes paid	20	20
Leased assets obtained in exchange of new operating lease liabilities	22	—
Lease liabilities recorded	17	—
Dividends declared to preferred unit holders	182	203

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the fiscal period ending December 31, 2022 covered by this Report on Form 10-K. The officers performed this evaluation as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. From this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2022. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2022.

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

Our internal controls over financial reporting include those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of management and the Board; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2022, our internal control over financial reporting is effective.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary of the business experience of our executive officers and managers

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers/Executive Officers
R. Michael Lee	64	Chairman of the Board, Chairman of Ministry Partners Securities, Manager
Van C. Elliott	85	Corporate Secretary, Audit Committee Chairperson, Manager
Joseph W. Turner, Jr.	55	Chief Executive Officer and President, Manager
Brian S. Barbre	49	Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Darren Thompson	42	Executive Vice President, Chief Operating Officer
Juli Anne Lawrence	70	ALCO Committee Chairperson, Credit Committee Chairperson, Manager
Jerrod Foresman	54	Manager
Guy A. Messick	70	Manager

With our conversion from a corporation to a limited liability company on December 31, 2008, we are governed by a Board of Managers that supervises our affairs (hereinafter referred to as the “Board”).

R. MICHAEL LEE

Mr. Lee has served as a member of our Board since January 2009. He was appointed Chairman of the Board in May 2015. Mr. Lee currently serves as Chief Executive Officer and President for KCT Credit Union, in Elgin, Illinois. Previously, Mr. Lee served as Vice President Member Relations for Alloya Corporate Federal Credit Union, President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency. Mr. Lee currently serves on multiple boards of organizations and foundations. Most recently he was nominated through the Office of the Comptroller of Illinois to serve on the commission of Bank On Illinois that is part of a national program that focuses on serving the unbanked/underbanked. From that affiliation, Mr. Lee was asked to be the Chairman of the Illinois Governor’s Financial Empowerment Task Force to produce a report with recommendation on how to bring financial education to both K-12 and higher education. Mr. Lee adds special expertise to our Board with his years of service as an executive of a number of large financial institutions. Mr. Lee currently serves as Chairman of the Board, Chairman of our Executive/Governance Committee, and serves as the Chairman of the Board for MP Securities.

VAN C. ELLIOTT

Mr. Elliott has served as a member of our Board since 1991. He has served as a director for AdelFi Credit union from April 1988 until April, 2022. (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). For multiple years he served as the Board Chair. Mr. Elliott served as Associate Director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing organizational, financial, and fund-raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and communications from Purdue University and spent seven years in the computer industry. Mr. Elliott, an ordained minister, holds a Master of Divinity degree from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration. He has completed post-graduate instruction at the College for Financial Planning. Mr. Elliott is a member of the Financial Planning Association and holds the professional credential of Certified Financial Planner.® Mr. Elliott brings to our Board his extensive experience as a credit union board member and intimate knowledge of church and ministry financial operations. He serves on our Executive Committee and Credit Committee and is our Audit Committee Chair.

JOSEPH W. TURNER, JR.

Mr. Turner has served as Chief Executive Officer and President since December 3, 2015 and a non-compensated member of our Board since November 10, 2022. Mr. Turner has also served as the Chief Executive Officer and President for Ministry Partners Securities LLC, the wholly-owned subsidiary of Ministry Partners Investment Company, since February of 2013. Mr. Turner also held the position as Chief Compliance Officer of Ministry Partners Securities LLC until December 14, 2015. During his tenure with the Company, Mr. Turner has led the Company’s efforts in transitioning its wholly-owned broker-dealer to a more robust and diverse financial services firm, launching its investment advisory and insurance company activities in addition to overseeing the capital raising efforts related to the Company’s proprietary products. Mr. Turner was also instrumental in formalizing strategic partnerships with AdelFi Credit Union (the Company’s largest equity owner), America’s Christian Credit Union (2nd largest equity owner), and Kane County Teachers Credit Union to provide complimentary financial products and services to their collective members. Prior to joining the Company in 2011, Mr. Turner served in various roles; including Regional Vice President, Chief Operating Officer, Chief Executive Officer and President for Strongtower Financial, Inc., a Fresno, California based broker-dealer and advisory firm which specialized in providing investment banking services, mortgage financing for churches and ministries, and investment and insurance products and services. Prior to joining Strongtower in 2007, Mr. Turner served as Managing Director of Principal Financial Group where he led a financial advisory and insurance group. Mr. Turner began his career with Prudential Preferred as an investment advisor in 1990. Mr. Turner received his Bachelor of Science in Business Administration – Finance degree from California State University, Fresno. Mr. Turner has completed industry leadership training both at Drake University and the Wharton School of Business. Mr. Turner holds the FINRA Series 6, 7, 24, 63, 65, and 51 as well as life, health and disability licenses in over 23 states. Mr. Turner also serves as Chairman of the Board for Christian Care Ministries, Inc., a Melbourne, Florida based public charity (“CCM”), with nearly 800 employees and $1.1 billion in total revenue, a ministry that encourages and enables Christians to connect with, share their lives, faith, talents, and financial resources with one another through its Medi-Share health care sharing ministry. CCM has current investments in the Company’s publicly and privately offered debt securities as well as other products offered by the Company’s wholly-owned subsidiary, MP Securities.

BRIAN S. BARBRE

Mr. Barbre has served as the Company’s Senior Vice President, Chief Financial Officer, and Principal Accounting Officer since September 25, 2017. Since December 28, 2018, Mr. Barbre has served as the Treasurer of Ministry Partners for Christ; a private foundation that makes charitable grants to Christian organizations, and looks to provide accounting, consulting, and financial expertise to aid evangelical Christian ministries. Ministry Partners for Christ is a wholly-owned subsidiary of the Company. Mr. Barbre has previously served as Vice President Finance and Treasurer of AdelFi, the Company’s largest equity owner where he led the finance, credit analytics, and participations groups. At AdelFi, Mr. Barbre developed and managed a bond portfolio with over $100 million in assets under management. In addition, Mr. Barbre oversaw the budgeting, liquidity management, and asset liability management of the credit union when it had over one billion in assets. At AdelFi, Mr. Barbre was a member of the Asset Liability Management Committee, Pricing Committee, and attended monthly meetings of the Board of Directors. Mr. Barbre is a Certified Public Accountant and has served as an Adjunct professor at Biola University where he has taught cost accounting and accounting information systems courses. Mr. Barbre holds a Bachelor of Science in Business Administration, Magna Cum Laude, from Biola University. In addition, Mr. Barbre holds a Master of Business Administration degree with a finance emphasis from California State University Fullerton where the dean awarded him the Award for Academic Excellence upon graduation. Mr. Barbre holds the FINRA Series 28 license.

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

JULI ANNE LAWRENCE

Mrs. Lawrence has served as a member of our Board since 2007. She is currently a Chief Judge Chatham County Board of Elections and an independent Strategy Consultant. Prior to her current engagement, Mrs. Lawrence served as the Chief Strategy Officer of Raoust + Partners, a Hampton, Virginia based strategic planning and marketing firm for credit unions. Mrs. Lawrence previously also served as Senior Vice President of Research and Development for Western Bancorp in San Jose, California. Prior to that engagement, she served as President and Chief Executive Officer of the National Institute of Health Federal Credit Union, a Rockville, Maryland credit union. Prior to that, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union, a Silicon Valley California credit union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Mrs. Lawrence served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union, a Hampton Roads, Virginia credit union. Prior to joining the credit union industry, Mrs. Lawrence served as the Director of Sales for the US Navy Mid-Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland, and Bermuda. Mrs. Lawrence received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco. Mrs. Lawrence served as the Chairwoman on the Board of Directors for the George Washington Institute of Health and Women in BIO. She also previously served as Chair for the Executive Committee of the Open Solutions Client Association and as a Trustee and Chair of the Finance Committee for the International Mission Board of the Southern Baptist Convention. Mrs. Lawrence provides our Board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise. Mrs. Lawrence serves on the Company’s Executive Committee, and as the Chair of our Asset-

Liability Committee and our Credit Committee. Mrs. Lawrence also serves as the President of Ministry Partners for Christ, a subsidiary of the company.

JERROD FORESMAN

Mr. Foresman has served as a Company Board Member since May 2012 and MP Securities since November 2018. He is Co-Owner and President of Virtue Financial Advisors, LLC and the Office of Supervisory Jurisdiction (OSJ) Principal for Infinex Investments, Inc., managing bank and credit union investment programs for over 60 branch locations in the mid-west. Formerly serving as President, Chief Compliance Officer and FINOP of Bankers & Investors Company Inc., a Registered Broker/Dealer, Investment Advisor and Insurance Agency in Kansas City, Mr. Foresman ran the compliance and operations for 11 years. Bankers & Investors Co. provided investment services for seven banks and four credit unions in Missouri and Kansas. Mr. Foresman had been serving as a financial advisor since 1990 and has managed and owned financial advisory/marketing firms specializing in working with credit unions and community banks since 1993. Mr. Foresman attended Missouri State University and is currently studying for additional financial designations from the American College in Bryn Mawr, PA. He is a contributing member of the Wealth Management RIA Board of Advisors, Advisor Confidence Index (ACI) from Rydex. Mr. Foresman holds the FINRA Series 7, 24, 27, 63, 65 and 66 licenses as well as life, health, property & casualty insurance licenses. Mr. Foresman serves on the Company’s Audit Committee, and on the Board of MP Securities.

GUY MESSICK

Mr. Messick is retired from the practice of law and the law firm of Messick Lauer & Smith P.C. on January 1, 2021. Mr. Messick provided legal and strategic planning services to credit unions and credit union service organizations nationwide for over 30 years. From 1987 to 2020, he served as General Counsel to the National Association of Credit Union Service Organizations. His duties included being NACUSO’s liaison with the National Credit Union Administration. Mr. Messick is a nationally known speaker on a wide range of credit union topics. He has presented at conferences sponsored by NACUSO, NCUA, NAFCU, NASCUS, CUNA, CUES, ACUMA, AICPA and various State Leagues. Mr. Messick has lectured on CUSOs at the University of Cork in Ireland and at Pepperdine University. Mr. Messick served on the CUNA Task Force on Investment Services which was the credit union industry’s liaison with the Securities and Exchange Commission. He is the author of the Guide for Credit Unions Providing Investment and Insurance Services and Credit Union Collaborations – Lessons Learned. Mr. Messick is recognized as a CUSO Pioneer in America’s Credit Union Museum in Manchester, New Hampshire. Mr. Messick’s legal practice included (a) assisting credit unions to plan and implement collaborative business model solutions that provide financial services and operational services; (b) advocating for clients before regulatory agencies; and (c) facilitating planning sessions. Mr. Messick’s board experience includes the Credit Union Network for Financial Literacy (a CUSO providing financial literacy education to children),

United Solutions Company (a CUSO providing IT related services), AKUVO (a CUSO providing software and data analysis for lending and collection services), Tyler Arboretum, Media Historic Preservation and the Media Presbyterian Church. Mr. Messick is a graduate of Bucknell University and the University of Miami School of Law. He served as a law clerk to U.S. District Court Judge Morell E. Sharp (Seattle, Washington) from 1977 78. Prior to exclusively serving the credit union industry, Mr. Messick represented local municipalities, a chamber of commerce, economic development agencies, and many small businesses. He was also an assistant district attorney in Delaware County in the appellate division. He is admitted to practice law in Pennsylvania. Mr. Messick serves on our Audit Committee, Asset-Liability Committee and on the Board of MP Securities.

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

Board Committees

Our Board may from time to time establish and empower board committees to perform various functions on its behalf. Each committee consists of at least three persons. Currently, the Board has established the following committees:

●	Our Executive Committee is charged with responsibility for determining the President’s compensation and undertaking other matters of an executive and strategic oversight nature;
●	Our Audit Committee is chartered to oversee the annual audit of our financial reports, oversee the establishment and maintenance of internal controls and oversee compliance with our Ethics Policy;
●	Our Board Credit Committee is authorized to oversee compliance with our Loan Policy and to review the performance and management of our loan portfolio and to approve loan originations over a certain dollar amount or loans that have fallen outside of the parameters of the Loan Policy;
●	Our Credit Review Committee reviews and implements our Loan Policy and reviews most of the loan applications we receive;

●	Our Asset-Liability Committee is chartered to oversee the maintenance of our asset liability strategy and process, as well as our asset liability, liquidity and other policies relating to the mitigation of risks to our earnings and capital; and
●	Our Governance Committee is charged with responsibility for the Board Governance Policies, including our Related Parties Transaction Policy, and with the periodic task of nominating persons for election to the Board.

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

Audit Committee

As authorized within the operating agreement for Ministry Partners Investment Company LLC, the Board of Managers established the Audit Committee in 2005 with the adoption of its formal charter. The primary purpose of the Audit Committee, as designated in its formal charter, is to oversee the Company’s accounting policies and practice, financial reporting procedures and audits of the Company’s financial statements. For the year ended December 31, 2022, the Audit Committee comprises three members, including Guy Messick, Van Elliott, and Jerrod Foresman. Mr. Elliott, Certified Financial Planner and church leadership consultant, is Chairman of the Audit Committee and Corporate Secretary of the overall Board of Managers. Mr. Elliott brings extensive experience as a credit union board member and has intimate knowledge of the Company’s financial operations as he has served as the Company’s Interim Chief Executive Officer on several occasions over the last

29 years since the Company’s inception. Mr. Foresman has nearly 29 years of experience in the financial services industry as an Executive, Compliance Officer, and Operations Principal. His knowledge of the financial operations of broker-dealers, advisory firms, and insurance agencies benefits the Audit Committee in its role of overseeing the operations of both the Company and MP Securities, the Company’s wholly-owned subsidiary. Mr. Messick, retired from the practice of law and the law firm of Messick Lauer & Smith P.C., and has provided legal and strategic planning services to credit unions and credit union service organizations nationwide for over 30 years. His extensive experience in helping create and consult with CUSOs benefits the Audit Committee.

ITEM 11.EXECUTIVE AND BOARD OF MANAGER COMPENSATION

Executive Compensation

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2022 and 2021 by our senior executive officers.

Summary Annual Compensation Table

		2022			2021
Name	Principal Position	Salary	Bonus	All Other Compensation (1)	Salary	Bonus	All Other Compensation (1)
Joseph W. Turner	President and Chief Executive Officer	312,741	140,466	36,862	302,527	133,825	34,892
Brian S. Barbre	Sr. Vice President, Chief Financial Officer and Principal Accounting Officer	195,463	40,000	56,769	199,506	39,500	47,174
Darren M. Thompson	Executive Vice President, Chief Operating Officer	165,385	1,000	26,365
Michael R. Boblit(2)	Vice-President, Corporate Lending				132,563	—	31,256
(1)	This includes the aggregate amount we contributed to the Company’s 401(k) retirement plan, for medical benefits, and life and disability insurance for the Company’s officers in each year.
(2)	Mr. Boblit resigned from his position effective November 5, 2021.

Board of Managers Compensation

The following table provides a summary of the compensation paid to our Managers for the year ended December 31, 2022:

Summary Annual Compensation Table

Name	Principal Position	Compensation(1)
Michael Lee	Chairman of the Board of Managers	$22,750
Van Elliott	Secretary and Manager	17,500
Juli Anne Lawrence	Manager	17,500
Jerrod Foresman	Manager	12,750
Mendell Thompson (Retired on June 22, 2022)	Manager	6,750
Guy Messick	Manager	16,250
(1)	During each year, we accrue amounts for each Manager’s service on the Board. In February 2014, the Board approved the payment of compensation grants to Managers of the Board for rendering services to the Company. Under the grants approved by the Board, each Manager will receive a cash grant for serving on the Board, and will receive additional amounts for attendance at each Board meeting and for serving as a Chairperson or member of one of our Board Committees. In addition, we reimburse each Manager for expenses incurred in performing duties on our behalf. Compensation awards for our Managers for the years ended December 31, 2022 and 2021, were $94 thousand and $69 thousand, respectively.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The following table sets forth information available to us, as of December 31, 2022, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

Name	Address	Beneficial Ownership	Percentage Owned(1)
R. Michael Lee	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	$—	—%
Van C. Elliott	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Juli Anne Lawrence	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Jerrod L. Foresman	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Guy A. Messick	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Joseph W. Turner, Jr.	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Brian S. Barbre	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
Darren M. Thompson	915 W. Imperial Hwy., Suite 120 Brea, CA 92821	—	—%
All officers and members of the Board as a group		$—	—%

Other 5% or greater beneficial owners (seven):

	Beneficial	Percentage
Name	Ownership	Owned(1)
AdelFi Credit Union	62,000	42.31%
America’s Christian Credit Union	12,000	8.19%
Navy Federal Credit Union (2) (“NFCU”)	11,905	8.13%
UNIFY Financial Credit Union (“UFCU”)	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%
(1)	Based on 146,522 Class A Units outstanding.
(2)	NFCU is a non-voting equity member in the Company, but holds a beneficial interest in 11,905 Class A Common Units. As the holder of an economic interest in the Company, NFCU holds a beneficial interest in the Company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table provides disclosures required by Regulation S-K Item 404 and Item 407(a), “Certain Relationships and Related Transactions.”

Transactions by related parties in the amount that exceeds $120,000 (dollars in thousands)
			Amount of transaction
Related Party Name	Related Interest	Transaction description	2022	2021
Mendell Thompson	Former Manager of the Company	Purchase of the company's notes	$1,121	$—
Mike Lee	Chairman of the Board of Managers	Purchase of the company's notes	673	—
Brian Barbre	Officer of the Company	Purchase of the company's notes	145	—
AdelFi	43.1% equity owner	Total funds held on deposit at AdelFi	443	3,797
AdelFi	43.1% equity owner	Rent expense on lease agreement with AdelFi	146	146
ACCU	8.19% equity owner	Total funds held on deposit at ACCU	246	4,083
ACCU	8.19% equity owner	Loan participations sold to ACCU and serviced by the Company	—	1,000
ACCU	8.19% equity owner	Draws on ACCU line of credit	3,000	2,000
KCTCU	The Company's Board Chair serves as the Chief Executive Officer and President of KCTCU	Loan participations sold to KCTCU and serviced by the Company	56	2,847
KCTCU	The Company's Board Chair serves as the Chief Executive Officer and President of KCTCU	Draws on KCTCU line of credit	2,000	3,825
UFCU	8.13% equity owner	Loan participations sold to UFCU and serviced by the Company	—	4,275
NFCU	8.13% equity owner	Loan participations sold to NFCU and serviced by the Company	4,872	4,991

ACCU Line of Credit

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU for a $5.0 million short-term demand credit facility. The line of credit facility has maturity date of September 23, 2023. The interest rate on the facility is equal to the prime rate as published in the Wall Street Journal plus 75 basis points. As of December 31, 2022 the interest rate was 4.00%. The highest amount outstanding was $5.0 million and the current amount outstanding as of and for the year ended December 31, 2022 was $3.0 million. The Company made $2.0 million in principal payments during the year. $99.7 thousand in interest expense was incurred on the ACCU LOC for the year ended December 31, 2022.

KCTCU Line of Credit

On September 30, 2020, the Company entered into a Loan and Security Agreement with KCT. The KCT LOC is a $7.0 million short-term demand facility with a maturity date ending September 30, 2022. The highest outstanding balance during the year ended December 31, 2022 was $2.0 million. The balance had been paid off by June 6, 2022. The Company incurred interest expense of $14.6 thousand on the KCT LOC for the year ended December 31, 2022.

On June 6, 2022, the Company and KCT mutually agreed to terminate this facility and entered into two new facilities. The first facility, the KCT Warehouse LOC, is a $5.0 million short-term demand credit facility with a one-year maturity date of June 6, 2023. The second facility, the KCT Operating LOC, is also a $5.0 million short-term demand credit facility with a one-year maturity date of June 6, 2023. The interest rate on both facilities is equal to the United States Prime Rate plus 0.50% at the time of the draw. The interest rate was 8.00% on December 31, 2022. The Company did not draw on either line between June 6, 2022 and December 31, 2022.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Before we engage our principal accountant to render audit or non-audit services, our Audit Committee approves the engagement if SEC rules and regulations require it.

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2022	2021
Audit and audit-related fees	$122,000	$122,000
Tax fees	15,050	12,500
All other fees	2,600	—
Total	$139,650	$134,500

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining our auditors’ independence and determined that such services are appropriate.

ITEM 15.EXHIBITS

Exhibit No.	Description
3.1

Articles of Organization - Conversion of Ministry Partners Investment Company, LLC, dated as of December 31, 2008

(Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.)

3.2	Operating Agreement of Ministry Partners Investment Company, LLC, dated as of December 31, 2008 (Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.)
3.3	Plan of Conversion of Ministry Partners Investment Corporation, dated September 18, 2008 (Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.)
3.4

Series A Preferred Unit Certificate of Ministry Partners Investment Company, LLC, dated as of December 31, 2008

(Incorporated by reference to the Current Report on Form 8-K filed by the Company on December 22, 2008.)

3.5

First Amendment to the Operating Agreement of Ministry Partners Investment Company, LLC, effective as of February 11, 2010

(Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010.)

3.6

Amended and Restated Certificate of Designation of the Powers, Designations, Preferences and Rights of Series A Preferred Units, effective as of May 22, 2013

(Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 23, 2013.)

10.6

Office Lease, dated November 4, 2008, by and between Ministry Partners Investment Corporation and Evangelical Christian Credit Union

(Incorporated by reference to the Report on Form 10-K filed by the Company on April 14, 2009)

10.9	Form of Individual Manager Indemnification Agreement (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed by the Company on June 24, 2011.)
10.19

Employment Agreement by and between Ministry Partners Securities, LLC and Joseph Turner dated May 5, 2016.

(Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 11, 2016.)

10.23

Networking Agreement by and between Ministry Partners Securities, LLC and America’s Christian Credit Union dated July 30, 2014 and Addendum related thereto dated December 1, 2016.

(Incorporated by reference to Exhibit 10.23 on Form S-1 filed by the Company on December 8, 2017.)

10.33

Settlement Agreement and Mutual Release of All Claims by and between Ministry Partners Investment Company, LLC and OSK VII, LLC dated September 24, 2020

(Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 30, 2020.)

10.35

Trust Indenture by and between Ministry Partners Investment Company, LLC and U.S. Bank National Association, as Trustee dated January 6, 2021

(Incorporated by reference to Pre-Effective Amendment No. 1, Exhibit A to Form S-1/A filed by the Company on January 6, 2021.)

10.36

Managing Broker Dealer Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC, dated January 8, 2021

(Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-1/A filed by the Company on January 6, 2021.)

10.38	Master Loan Participation Purchase and Sale Agreement by and between Ministry Partners Investment Company, LLC and America’s Christian Credit Union, dated August 9, 2021

(Incorporated by reference to the Current Report on Form 10-Q filed by the Company on August 12. 2021.)
10.39

Loan Agreement by and between Ministry Partners Investment Company, LLC and America’s Christian Credit Union, dated September 23, 2021

(Incorporated by reference to the Current Report on Form 8-K filed by the Company on September 28, 2021.)

10.40	Supplemental Executive Retirement Plan (Incorporated by reference to the Current Report on Form 8-K filed by the Company on April 6, 2022.)
10.41

Warehouse Line of Credit Loan and Security Agreement by and between Ministry Partners Investment Company, LLC and Kane County Teacher’s Credit Union dated June 6, 2022.

(Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 9, 2022.)

10.42

Operating Line of Credit Loan and Security Agreement by and between Ministry Partners Investment Company, LLC and Kane County Teacher’s Credit Union dated June 6, 2022.

(Incorporated by reference to the Current Report on Form 8-K filed by the Company on June 9, 2022.)

10.44

Amendment No. 1 to 2021 Class A Notes Trust Indenture Dated January 6, 2021

(Incorporated by reference to Exhibit A filed in Post-Effective Amendment No. 1 to Form POS AM filed by the Company on October 28, 2022.)

10.45

Servicing Agreement between the Company and AmeriNational Community Services, LLC effective as of February 14, 2023.

(Incorporated by reference to the Current Report on Form 8-K filed by the Company on February 21, 2023.)

10.46	Administrative Services Agreement by and between Ministry Partners Investment Company, LLC and Ministry Partners Securities, LLC dated February 8, 2023
14.1	Code of Ethics for Ministry Partners Investment Company, LLC, effective as of February 11, 2010 (Incorporated by reference to the Report on Form 10-K filed by the Company on March 31, 2010)
21.1	List of Subsidiaries (*)
23.1	Consent of Hutchinson and Bloodgood LLP (*)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (*)
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.ins	XBRL Taxonomy Extension Definition Linkbase Document **
101.sch	XBRL Taxonomy Extension Schema Document **
101.def	XBRL Taxonomy Extension Definition Linkbase Document **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **
*	Filed herewith.
**	Furnished, not filed, herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 24, 2023	By:	/s/ Joseph W. Turner
Joseph W. Turner,

Chief Executive Officer
(Principal Executive Officer)

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 24, 2023	By:	/s/ Brian. S. Barbre
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

Signature	Title	Date

/s/ R. Michael Lee	Chairman of the Board of Managers	March 24, 2023
R. Michael Lee by Joseph W. Turner, Jr, his attorney-in-fact

/s/ Joseph W. Turner, Jr	Chief Executive Officer, President	March 24, 2023
Joseph W. Turner, Jr

/s/ Brian S. Barbre	Senior Vice President, Chief Financial Officer, Principal	March 24, 2023
Brian S. Barbre	Accounting Officer

/s/ Van C. Elliott	Secretary, Manager	March 24, 2023
Van C. Elliott by Joseph W. Turner, Jr, his attorney-in-fact

/s/ Juli Anne S. Lawrence	Manager	March 24, 2023
Juli Anne S. Lawrence by Joseph W. Turner, Jr, her attorney-in-fact

/s/ Jerrod L. Foresman	Manager	March 24, 2023
Jerrod L. Foresman by Joseph W. Turner, Jr, his attorney-in-fact

/s/ Jeffrey T. Lauridsen	Manager	March 24, 2023
Jeffrey T. Lauridsen by Joseph W. Turner, Jr, his attorney-in-fact

/s/ Guy A. Messick	Manager	March 24, 2023
Guy A. Messick by Joseph W. Turner, Jr, his attorney-in-fact