Form 10-Q
period 2023-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2023-05-11
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At March 31, 2023, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(Dollars in thousands Except Unit Data)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$16,657	$9,504
Restricted cash	458	60
Certificates of deposit	1,250	1,250
Loans receivable, net of allowance for loan losses of $1,501 and $1,551 as of March 31, 2023 and December 31, 2022, respectively	85,803	85,076
Accrued interest receivable	384	477
Investment in joint venture	870	870
Other investments	1,019	1,018
Property and equipment, net	129	140
Foreclosed assets, net	301	301
Servicing assets	122	123
Other assets	672	544
Total assets	$107,665	$99,363
Liabilities and members’ equity
Liabilities:
Lines of credit	$3,000	$3,000
Other secured borrowings	7	7
Investor notes payable, net of debt issuance costs of $62 and $58 as of March 31, 2023 and December 31, 2022, respectively	88,070	79,100
Accrued interest payable	313	281
Other liabilities	1,990	2,349
Total liabilities	93,380	84,737
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2023 and December 31, 2022 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2023 and December 31, 2022; See Note 13	1,509	1,509
Accumulated earnings	1,061	1,402
Total members' equity	14,285	14,626
Total liabilities and members' equity	$107,665	$99,363

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

(Dollars in thousands)

	Three months ended
	March 31,
	2023	2022
Interest income:
Interest on loans	$1,297	$1,521
Interest on interest-bearing accounts	88	4
Total interest income	1,385	1,525
Interest expense:
Investor notes payable	860	722
Other debt	58	139
Total interest expense	918	861
Net interest income	467	664
Credit for loan losses	(162)	(87)
Net interest income after credit for loan losses	629	751
Non-interest income:
Broker-dealer commissions and fees	215	299
Other income	63	35
Gain on debt extinguishment	—	1,500
Charitable contributions, with donor restrictions	400	—
Total non-interest income	678	1,834
Non-interest expenses:
Salaries and benefits	762	1,502
Marketing and promotion	27	93
Office occupancy	47	43
Office operations and other expenses	412	447
Foreclosed assets, net	4	5
Legal and accounting	118	134
Total non-interest expenses	1,370	2,224
Income (loss) before provision for income taxes	(63)	361
Provision for income taxes and state LLC fees	5	5
Net income (loss)	$(68)	$356

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(68)	$356
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	11	12
Amortization of deferred loan fees	(14)	(46)
Amortization of debt issuance costs	20	35
Provision (credit) for loan losses	(162)	(87)
Accretion of loan discount	(3)	(8)
Gain on sale of loans	(7)	(2)
Gain on extinguishment of debt	—	(1,500)
Gain on other investments	(1)	—
Changes in:
Retained earnings related to the implementation of the CECL model	(112)	—
Accrued interest receivable	93	46
Other assets	(119)	18
Accrued interest payable	33	(30)
Other liabilities	(331)	369
Net cash used by operating activities	(660)	(837)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(2,545)	—
Loan originations	(25)	(63)
Loan sales	7	615
Loan principal collections	2,014	8,483
Purchase of property and equipment	—	(2)
Net cash provided (used) by investing activities	(549)	9,033
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	—	(16,230)
Net change in secured borrowings	—	6
Net change in investor notes payable	8,966	(3,818)
Debt issuance costs	(24)	(39)
Dividends paid on preferred units	(182)	(203)
Net cash provided (used) by financing activities	8,760	(20,284)
Net increase (decrease) in cash and restricted cash	7,551	(12,088)
Cash, cash equivalents, and restricted cash at beginning of period	9,564	28,149
Cash, cash equivalents, and restricted cash at end of period	$17,115	$16,061
Supplemental disclosures of cash flow information
Interest paid	$885	$892
Income taxes paid	—	—
Supplemental disclosures of non-cash transactions
Servicing assets recorded	9	3
Leased assets obtained in exchange of new operating lease liabilities	—	22
Lease liabilities recorded	—	18
Dividends declared to preferred unit holders	160	68

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. A more detailed description of the Company’s accounting policies is included in its 2022 annual report filed on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2023, and for the three months ended March 31, 2023 and 2022, have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2023 and 2022 are not necessarily indicative of the results for the full year.

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Throughout these notes to consolidated financial statements, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company.” The Company was formed in California in 1991. The Company’s primary operations are financing commercial real property secured loans and providing investment services for the benefit of Christian churches, ministries, and individuals. The Company funds its operations primarily through the sale of debt securities.

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

The Company formed MPC on December 28, 2018 to be used exclusively for religious and charitable purposes within the meaning of Section 501(c)(3) of the U.S. Internal Revenue Code of 1986 (“IRC”). MPC is a not-for-profit corporation formed and organized under Delaware law. MPC makes charitable grants to Christian educational organizations, and provides accounting, consulting, and financial expertise to aid Christian ministries. On August 23, 2019, the Internal Revenue Service granted MPC tax-exempt status as a private foundation under Section 501(c)(3) of the IRC. The MPC Board of Directors approved its first charitable grants during the year ended December 31, 2020.

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

In accordance with Financial Accounting Standards Board (FASB) and interagency regulatory guidance issued in March 2020, loans that were modified under the terms of our COVID 19 Deferral Assistance Program were not considered troubled debt restructurings to the extent that they met the terms of such guidance under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act guidance applies to modifications made between March 1, 2020, and the earlier of January 2, 2022, or sixty (60) days after the end of the COVID 19 national emergency, as stipulated by the Consolidated Appropriations Act signed into law on December 31, 2020. The Company has not restructured a loan under the COVID 19 Deferral Assistance Program since the year ended December 31, 2021, and does not expect to use the program in the future.

In addition, Russia’s invasion of Ukraine, increasing inflation, the disruption of global supply chains, rising interest rates, and recent bank failures are putting strain on the U.S. economy and the U.S. consumer. While it is not possible to know the full extent of the long-term impact of COVID 19 or these other current events, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Finally, there could be additional economic uncertainty throughout the U.S. related to the recent failure of three large banks and the federal government’s decision on how to handle the national debt ceiling. The Company is carefully monitoring its cash positions and is taking measures to diversify its balance sheet and revenue streams, but these issues could portend more widespread economic issues that affect the Company’s business.

Cash, and Cash Equivalents

Cash equivalents include time deposits, and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of March 31, 2023 and December 31, 2022.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had $1.3 million in certificates with terms of greater than three months as of March 31, 2023 and December 31, 2022.

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

On a periodic basis, or whenever events or circumstances arise that would necessitate analysis, management analyzes the Company’s investment in the joint venture for impairment. In this analysis, management compares the carrying value of the investment to the estimated value of the underlying real property. The Company records any impairment charges as a valuation allowance against the value of the asset. Management records these valuation changes as realized gains or losses on investment on the Company’s consolidated statements of operations. Management determined that investment in the joint venture was not impaired as of March 31, 2023.

Other Investments

In June 2022, MP Securities purchased two ten-year fixed annuities from insurance companies. These annuities each carry unique features, including guaranteed fixed income components, variable income components, premium bonuses, and potential withdrawal charges. The Company carries these investments at cost and adjusts for guaranteed income when such income is realized. The principal balances of these annuities are guaranteed but are not insured; however, management determined that the annuities were not impaired as of March 31, 2023 and December 31, 2022 and does not anticipate losses.

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

The Company adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2023. As part of the conversion to the CECL model of estimating the allowance for loan losses, which is described in detail under “Allowance for Loan Loss Evaluation’ below, the Company altered the way it segments and classifies its loan portfolio for purposes of analyzing the risks associated with the loans it originates and purchases. Through December 31, 2022, the Company had one segment – commercial loans. This segment primarily comprised loans to Christian ministries and ministry-related organizations. The commercial loan segment comprised four classes, segregated by collateral position and whether the Company originated the loan or if we purchased it from and was serviced by a third party.

In addition to implementing CECL, the Company has also continued to purchase non-ministry related commercial loans that possess different risk profiles and require different methods of analysis and underwriting than ministry-related loans. Therefore, as of January 1, 2023, the Company’s loan portfolio comprises two segments –ministry-related non-profit loans and commercial loans. The risk characteristics of the Company’s portfolio segments are as follows:

Ministry-related loans made to non-profit borrowers (“ministry loans”): Loans made to Christian ministries are underwritten based on the cash flows and other key financial performance indicators of the borrower, as well as the value of the collateral securing the loan. Unlike for-profit commercial borrowers, the cash flows generated by these borrowers often depend on contributions rather than cash flows generated by the operation of a business. In addition, collateral values can fluctuate as many church properties have limited commercial use outside of the ministry sector.

Commercial loans: Loans made to other for-profit commercial borrowers are underwritten based on the cash flows and other key financial performance indicators of the borrower, as well as the value of the collateral securing the loan. Repayment of these loans is generally dependent on the success of the business operated on the property being used to secure the loan.

The Company has also altered the way it segregates its segments into classes to more accurately apply the quantitative assumptions and qualitative risk factors necessary to properly calculate the allowance under the expected credit loss methodology required by CECL. As of January 1, 2023, the Company has segregated its portfolio into the following classes:

Management has segregated the loan portfolio into the following portfolio classes:
Loan Class	Class Description
Wholly Owned First Collateral Position, Amortizing

Wholly owned loans and the retained portion of loans originated by the Company and sold for which the Company possesses a senior lien on the collateral underlying the loan.  This class contains only those loans that amortize based on an agreed upon contractual principal and interest payments.

Wholly Owned Other Collateral Position, Amortizing

Wholly owned loans and the retained portion of loans originated by the Company and sold for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral or that is secured by collateral other than real property. This class contains only those loans that amortize based on an agreed upon contractual principal and interest payments. These loans present higher credit risk than loans for which the Company possesses a senior lien due to the increased risk of loss should the loan default.

Wholly Owned Unsecured, Amortizing

Wholly owned loans and the retained portion of loans originated by the Company and sold for which the Company does not possess an interest in collateral securing the loan. This class contains only those loans that amortize based on an agreed upon contractual principal and interest payments. These loans present higher credit risk than loans for which the Company possesses a lien due to the increased risk of loss should the loan default.

Wholly Owned Other Collateral Position, Lines of Credit

Wholly owned loans and the retained portion of loans originated by the Company and sold for which the Company possesses a lien on the underlying collateral that is superseded by another lien on the same collateral or that is secured by collateral other than real property. This class contains only line of credit agreements.

Wholly Owned Unsecured, Lines of Credit

Wholly owned loans and the retained portion of loans originated by the Company and sold for which the Company does not possess an interest in collateral securing the loan. This class contains only line of credit agreements.

Wholly Owned, Construction

Wholly owned loans and the retained portion of loans originated by the Company and sold which have been made for the purpose of constructing real property to be used for the borrower’s ministry.  These loans present different risks due to the nature of construction projects and the underlying collateral.

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

Participations Construction

Loan participations purchased in loans made for the purpose of constructing commercial real property and where the collateral securing the property comprises the construction project. These loans present different risks due to the nature of construction projects and the underlying collateral.

Finally, the company segregates each class by risk rating, as loans determined to have lower credit quality present different and greater risk than those of higher credit quality.

The Company’s credit quality grading system is described in detail below in the section titled “Credit Quality Indicators.”

Allowance for Loan Loss Evaluation

The Company adopted CECL on January 1, 2023. CECL replaces the previous methodology for measuring credit losses, which involved estimated allowances for current known and inherent losses within the portfolio. The CECL methodology requires the Company to implement an expected loss model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the borrowings in its portfolio. The allowance for loan loss model used under CECL requires the measurement of all expected credit losses for financial assets at amortized cost, as well as certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts.

Upon the adoption of the CECL model on January 1, 2023, the Company recorded a one-time cumulative-effect adjustment to retained earnings on its consolidated balance sheet of $113 thousand. This includes a reduction in retained earnings of $112 thousand to increase the allowance for loan losses based on the additional expected credit losses in the Company’s portfolio on day one of its implementation of the standards required by ASU 2016-13. It also includes a reduction in retained earnings of $1 thousand to establish an allowance for expected losses on unfunded commitments, which is recorded on the balance sheet in other liabilities.

In accordance with FASB Accounting Standards Update (ASU) No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, the Company has made the accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts. This is allowable if the Company writes off uncollectible accrued interest receivable when a loan is 90 days past due or interest is otherwise considered uncollectible, which is its current policy and practice. The Company has also elected to continue to present accrued interest on its loans receivable separately on its consolidated balance sheet.

CECL Model

The CECL methodology does not prescribe any specific model for determining expected losses. Management has determined that, due to the nature of the borrowings in its portfolio and the nature of the collateral securing a significant portion of its borrowings, it would use a “probability of default” calculation as the basis for estimating expected losses.

This methodology uses information about the borrower, the loan, and the collateral securing the loan to determine a borrower’s ability to meet the contractual requirements of the loan agreement. It then applies a calculated probability that the borrower will default to the estimated amount of loss the Company would incur in a default scenario. To perform this calculation, the methodology requires management to collect and analyze certain data for the loans in its portfolio including:

●	the value of collateral securing the loan, as supported by third-party appraisals or other valuations;
●	adjustments to the collateral value related to geographical and economic trends, and estimated costs to sell; and
●	the borrower’s ability to meet its contractual obligations as determined by financial information collected regularly from borrowers.

As under the previous methodology, the allowance consists of collectively reviewed and specifically reviewed components. The collectively reviewed component covers non-classified loans. All loans included in the collectively reviewed pool are subject to the probability of default calculation described above. In addition, management has determined that there are qualitative factors affecting expected credit losses for which the probability of default model cannot account. These qualitative factors represent significant issues that management considers likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from the probability of default calculation. These factors are applied in varying degrees depending on a loan’s segment, class, and credit quality. Management adjusts these factors on an on-going basis, some of which include:

●	changes in national, regional, and local economic and industry conditions that affect the collectability of the portfolio;
●	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;
●	changes in the value of collateral, including the limitations of using commercial price indices to adjust collateral value;
●	the inherent risk in borrowings with high loan-to-value figures; and
●	broad trends in the Christian church industry in which the Company primarily lends.

Loans that management has classified as non-performing and impaired receive a specific reserve. For such loans, an allowance is established when the carrying value of that loan is higher than the amount management expects to collect. Management uses multiple approaches to determine the amount the Company expects to collect. These include the discounted cash flow method, using the loan’s underlying collateral value reduced by expected selling costs, or using the observable market price of the impaired loan.

Specifically Reviewed

The Company reviews its loan portfolio monthly by examining several data points. This process includes reviewing delinquency reports, any new information related to the financial condition of its borrowers, and any new appraisal or other collateral valuation. Throughout this process, the Company identifies potential impaired loans. Management generally deems a loan is impaired when current facts and circumstances indicate that it is probable a borrower will be unable to make payments according to the loan agreement. If management has not already deemed a loan impaired, it will classify the loan as non-accrual when it becomes 90 days or more past due. All loans in the loan portfolio are subject to impairment analysis. The Company monitors impaired loans on an ongoing basis as part of management’s loan review and work out process.

Any loans that management has determined are non-performing and impaired are individually analyzed for potential losses. These loans include non-accrual loans, loans 90 days or more past due and still accruing, non-performing restructured loans, and loans where the borrowers have defaulted on contractual terms of their loan agreement.

●	Non-accrual loans are loans on which management has discontinued interest accruals.
●	Restructured loans are loans in which the Company has granted the borrower a concession due to financial distress. Concessions are usually a reduction of the interest rate or a change in the original repayment terms.
●	Loans that have defaulted on other contractual terms could include loans where the borrower has failed to provide required financial information, has violated a covenant, or has otherwise failed to comply with the terms of the loan agreement.

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

Management considers loans that it renews at below-market terms to be troubled debt restructurings if the below-market terms represent a concession due to the borrower’s troubled financial condition. The Company classifies troubled debt restructurings as impaired loans. For the loans that are not considered to be collateral-dependent, management measures troubled debt restructurings at the present value of estimated future cash flows using the loan’s effective rate prior to the loan’s initial restructuring. The Company reports the change in the present value of cash flows related to the passage of time as interest income. If management considers the loan to be collateral-dependent, impairment is measured based on the fair value of the collateral.

In accordance with industry standards, the Company classifies a loan as impaired if management has modified it as part of a troubled debt restructuring. However, troubled debt restructures, upon meeting certain performance conditions, are eligible to receive non-classified loan ratings (pass or watch) and to be moved out of non-accrual status. These loans continue to be classified as impaired loans but not necessarily as non-accrual or collateral-dependent loans. Restructured loans can be included in the collectively reviewed pool of loans if they return to performing status.

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

Watch:

These loans exhibit potential or developing weaknesses that deserve extra attention from credit management personnel. If the developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the debt in the future. Management must report loans graded Watch to executive management and the Board of Managers. The potential for loss under adverse circumstances is elevated, but not foreseeable. Watch loans are considered pass loans.

Special mention:

These credit facilities exhibit potential or actual weaknesses that present a higher potential for loss under adverse circumstances and deserve management’s close attention. If uncorrected, these weaknesses may result in deterioration of the repayment prospects for the loan at some future date.

Substandard:

Management considers loans and other credit extensions bearing this grade to be inadequately protected by the current net worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, ministry, or environmental conditions which have clearly jeopardized repayment of principal and interest as originally intended. Furthermore, there is the possibility that some future loss will be sustained if such weaknesses are not corrected.

Doubtful:

This classification consists of loans that display the properties of substandard loans with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is very high, but because of certain important and reasonably specific factors, the amount of loss cannot be exactly determined. Such pending factors could include a merger or liquidation, additional capital injection, refinancing plans, or perfection of liens on additional collateral.

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

Charitable contributions

Charitable contributions include amounts that were donated by a third party to the Company’s not-for-profit subsidiary, MPC. This revenue comprises donations analyzed by management and determined to be unconditional, non-exchange transactions. Contributions are measured at their fair value at the date of contribution . All contributions are considered to be available for unrestricted use unless specifically restricted by the donor. Amounts received that are designated for future periods or restricted by the donor for specific purposes are reported as carrying donor restrictions. The $400 thousand in charitable contributions recognized during the three months ended March 31, 2023 were permanently restricted by the donor as part of a designated fund agreement that allows for limited annual distributions. These funds are included in the restricted net assets of MPC and are presented on the balance sheet as part of retained earnings.

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

The Company has operating leases for real estate and a vehicle. Its leases have remaining lease terms of one to three years. Our real estate lease agreements may include renewal or termination options for varying periods that are generally at our discretion. In our lease term, we only include those periods related to renewal options we are reasonably certain to exercise. However, we generally do not include these renewal options as we are not reasonably certain to renew at the lease commencement date. This determination is based on our consideration of certain economic, strategic, and other factors that we evaluate at lease commencement date and reevaluate throughout the lease term. Some leases also include options to terminate the leases and we only include those periods beyond the termination date if we are reasonably certain not to exercise the termination option.

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

If any of the lease agreements have both lease and non-lease components, we treat those as a single lease component for all underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.

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

In October 2019, the FASB adopted a two-bucket approach to stagger the effective date for the credit losses standard for the fiscal years beginning after December 31, 2022, for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Company was eligible for delayed implementation of the standard. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to affect the level of the allowance for loan losses on the Company’s consolidated financial statements. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. The Company will use a third-party software solution to assist with the adoption of the standard.

The ASU allows for several different methods of calculating the Allowance for Credit Losses and based on its analysis of observable data, the Company determined the probability of default method to be the most appropriate for all its loans.

Under the modified-retrospective method of adoption, the Company recorded a one-time cumulative effect adjustment to the allowance for credit losses that reduced retained earnings on the consolidated balance sheet by $113 thousand as of the beginning of 2023, as is required in the guidance. This included a $1 thousand adjustment related to the allowance for credit losses on unfunded commitments.

The qualitative impact of the new accounting standard will still be directed by many of the same factors that impacted the previous methodology for calculating the allowance,

including but not limited to, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types and changes to lending policies. The Company will also use reasonable and supportable forecasts.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires disclosure of current period gross write-offs by year of origination for financing receivables. This ASU is effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this guidance on January 1, 2023. The implementation of this guidance did not have a material impact on the condensed consolidated financial statements.

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. At March 31, 2023 and December 31, 2022, the Company had cash of $7 thousand pledged as collateral for its secured borrowings. See “Note 3: Related Party Transactions” for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	March 31,		December 31,
	2023	2022	2022
Cash and cash equivalents	$16,657	$15,986	$9,504
Restricted cash	458	75	60
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$17,115	$16,061	$9,564

Restricted cash includes $400 thousand donated to MPC as permanently restricted funds under a designated fund agreement. The agreement allows for limited annual distributions of the funds. Other amounts included in restricted cash represent those required to be set aside in the CRD account with Financial Industry Regulation Authority (“FINRA”), funds the Company has deposited with RBC Dain as clearing deposits, and cash maintained in an account with ACCU as collateral for the Company’s secured borrowings. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with AdelFi Credit Union, a California state chartered credit union (“AdelFi”)

The tables below summarize transactions the Company conducts with AdelFi, (formerly Evangelical Christian Credit Union), the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2023	2022
Total funds held on deposit at AdelFi	$726	$443
Loan participations purchased from and serviced by AdelFi	67	68

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2023	2022
Interest income earned on loans purchased from AdelFi	$1	$1
Fees paid to AdelFi from MP Securities Networking Agreement	2	2
Rent expense on lease agreement with AdelFi	37	37

Loan participation interests purchased:

Management negotiated the pass-through interest rates on these loans on a loan-by-loan basis. Management believes these negotiated terms were equivalent to those that would prevail in an arm’s length transaction. The Company did not purchase any loans from AdelFi during the three months ended March 31, 2023 and 2022.

Lease and Services Agreement:

The Company entered into an agreement to lease its corporate offices and obtain other facility-related services from AdelFi. Management believes the terms of the agreement are equivalent to those that prevail in arm’s length transactions. In 2023, AdelFi sold its interest in the offices to a third party, who assumed the obligations of the lease agreement.

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

Transactions with America’s Christian Credit Union, a California state chartered credit union (“ACCU”)

The Company has several related party agreements with ACCU, one of the Company’s equity owners. The following describes the nature and dollar amounts of the material related party transactions with ACCU.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2023	2022
Total funds held on deposit at ACCU	$194	$246
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	969	964
Amount owed on ACCU secured borrowings	7	7
Amount owed on ACCU line of credit	3,000	3,000
Loans pledged on ACCU line of credit	6,771	6,823

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2023	2022
Interest earned on funds held with ACCU	$1	$3
Dollar amount of secured borrowings made from ACCU	—	10
Interest expense on ACCU borrowings	58	20
Income from broker services provided to ACCU by MPS	9	13
Fees paid based on MP Securities Networking Agreement with ACCU	36	40

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

As of March 31, 2023 and December 31, 2022, $7 thousand in participation interests had been sold and were outstanding under this agreement. These have been classified as secured borrowings on our balance sheet. The Company has deposited equal amounts of cash in an account at ACCU as collateral for these borrowings. These funds are considered restricted cash.

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

Line of Credit:

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU. The ACCU line of credit (“ACCU LOC”) is a $5.0 million short-term demand facility with a maturity date of September 23, 2023. See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of the ACCU LOC. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of March 31, 2023, there were $3.0 million in borrowings outstanding on the ACCU line of credit.

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2023	2022
Total funds held on deposit at KCT	$1,271	$1,261
Loans pledged on KCT lines of credit	11,380	10,962
Certificates of deposit pledged on KCT Warehouse LOC	1,250	1,250
Outstanding loan participations sold to KCT and serviced by the Company	3,445	3,455

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2023	2022
Interest earned on funds held with KCT	$10	$—
Loans sold to KCT	—	56
Dollar amount of draws on KCT line of credit	—	2,000
Interest expense on KCT line of credit	—	15
Fees paid based on MP Securities Networking Agreement with KCT	8	41

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

Lines of credit:

On June 6, 2022, the Company terminated the existing $7.0 million Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution. It replaced this agreement with two short-term demand credit facilities, a $5.0 million warehouse line of credit (“KCT Warehouse LOC”) and a $5.0 million operating line of credit (“KCT Operating LOC”). See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of March 31, 2023 and

December 31, 2022, there was no outstanding balance on either of the lines of credit with KCT.

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

Loan Participation Interests Sold

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and charges KCT a customary fee for servicing the loan. As of March 31, 2023 and December 31, 2022, respectively, the Company serviced $3.4 million and $3.5 million in loan participations that it has sold to KCT.

Transactions with Other Equity Owners

From time to time the Company will engage in transactions with other owners or related parties.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2023	2022
Outstanding loan participations sold to NFCU and serviced by the Company	$4,841	$4,872
Outstanding notes payable to officers and managers	2,600	2,266

Loan Participation Interests

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

Investor Notes Sold

From time to time, the Company’s Board and members of its executive management team have purchased investor notes from the Company or have purchased investment products through MP Securities. Investor notes payable owned by related parties totaled $2.6 million and $2.3 million as of March 31, 2023 and December 31, 2022, respectively.

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

The Company has also entered into an Administrative Services Agreement with MP Securities. The Administrative Services Agreement provides services such as the use of office space, use of equipment, including computers and phones, and payroll and personnel services. The agreement stipulates that MP Securities will provide ministerial, compliance, marketing, operational, and investor relations-related services in relation to the Company’s investor note program. As stated above, the Company eliminates all intercompany transactions related to this agreement in its consolidated financial statements.

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

Note 4: Loans Receivable and Allowance for Loan Losses

The Company’s loan portfolio comprises two segments, the commercial segment and the ministry-related non-profit segment. See “Note 1 – Loan Portfolio Segments and Classes” to Part I “Financial Information” of this Report. The loans fall into eight classes:

●	wholly owned amortizing loans for which the Company possesses the first collateral position;
●	wholly owned amortizing loans for which the Company possesses security other than a first collateral position on real property;
●	wholly owned amortizing loans that are unsecured;
●	wholly owned lines of credit for which the Company possesses security other than a first collateral position on real property;

●	wholly owned lines of credit that are unsecured;
●	wholly owned construction loans
●	participated amortizing loans purchased for which the Company possesses the first collateral position; and
●	participated construction loans purchased.

Prior to January 1, 2023, the Company’s loan portfolio comprised one segment – commercial loans – and four classes. Prior period data has been reclassified in the following tables to conform to current period presentation.

The Company primarily originates or purchases participations in loans that are made to Christian non-profit organizations and churches. The purpose of these loans is to purchase, construct, or improve facilities. Occasionally the company purchases conventional commercial loans to meet the Company’s liquidity and yield goals, as well as to diversify the Company’s loan portfolio. Maturities on the loan portfolio extend through 2038. The loan portfolio had a weighted average interest rate of 6.48% and 6.46% as of March 31, 2023 and December 31, 2022, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	March 31,	December 31,
	2023	2022
Ministry loans:
Real estate secured	$83,769	$84,878
Other secured	—	225
Unsecured	93	99
Total ministry-related loans:	83,862	85,202
Commercial loans:
Real estate secured	3,843	1,840
Total loans	87,705	87,042
Deferred loan fees, net	(197)	(208)
Loan discount	(204)	(207)
Allowance for loan losses	(1,501)	(1,551)
Loans, net	$85,803	$85,076

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses using CECL methodology as of March 31, 2023. Management also believes that the allowance for loan losses was properly calculated as of December 31, 2022, using previously accepted methodology. Upon the adoption of the CECL model on January 1, 2023, the Company recorded a one-time cumulative-effect adjustment to retained earnings on its consolidated balance sheet of $113 thousand. This includes a reduction in retained earnings of $112 thousand to increase the allowance for loan losses based on the additional expected credit losses in the Company’s portfolio on day one of its implementation of the expected loss methodology required by ASU 2016-13.

The following table shows the changes in the allowance for loan losses for the three months ended March 31, 2023 and the year ended December 31, 2022 (dollars in thousands):

	Three months ended
	March 31, 2023
Segment:	Ministry loans	Commercial loans	Total
Balance, beginning of period	$1,530	$21	$1,551
Adjustment related to implementation of CECL model	128	(16)	112
Provision (credit) for loan loss	(168)	6	(162)
Charge-offs	—	—	—
Recoveries	—	—	—
Balance, end of period	$1,490	$11	$1,501

Year ended
December 31, 2022
Segment:	Commercial loans
Balance, beginning of period	$1,638
Provision (credit) for loan loss	(296)
Charge-offs	—
Recoveries	209
Balance, end of period	$1,551

In the course of its lending operations, the Company has made loans that include commitments to fund additional amounts over the remaining term of the loan. These include construction loans and lines of credit, both revolving and non-revolving. The Company has established an allowance for losses on these unfunded commitments. See "Note 12: Commitments and Contingencies" for details on its allowance for credit losses on off-balance sheet commitments.

The table below presents loans by portfolio segment and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Loan Losses (by segment)
	As of
	March 31, 2023	December 31, 2022
Ministry Loans:
Individually evaluated for impairment	$11,683	$5,933
Collectively evaluated for impairment	72,179	79,269
Total Ministry Loans	83,862	85,202
Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	3,843	1,840
Total Commercial Loans	3,843	1,840
Balance	$87,705	$87,042

Allowance for loan losses:
Ministry Loans:
Individually evaluated for impairment	$642	$597
Collectively evaluated for impairment	848	933
Total Ministry Loan Allowance	1,490	1,530
Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	11	21
Total Commercial Loan Allowance	11	21
Balance	$1,501	$1,551

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2023
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Ministry Loans
Wholly Owned First Amortizing	$43,201	$27,362	$—	$9,902	$213	$—	$80,678
Wholly Owned Other Amortizing	1,436	—	—	1,568	—	—	3,004
Wholly Owned Unsecured Amortizing	20	29	—	—	—	—	49
Wholly Owned Unsecured LOC	64	—	—	—	—	—	64
Participation First	—	67	—	—	—	—	67
Total Ministry Loans	44,721	27,458	—	11,470	213	—	83,862
Commercial Loans							—
Participation First	2,922	—	—	—	—	—	2,922
Participation Construction	921	—	—	—	—	—	921
Total Commercial Loans	3,843	—	—	—	—	—	3,843
Total Loans	$48,564	$27,458	$—	$11,470	$213	$—	$87,705

Credit Quality Indicators (by class)
As of December 31, 2022
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Ministry Loans
Wholly Owned First Amortizing	$45,189	$32,080	$—	$5,430	$503	$—	$83,202
Wholly Owned Other Amortizing	1,448	—	—	—	—	—	1,448
Wholly Owned Unsecured Amortizing	—	29	—	—	—	—	29
Wholly Owned Unsecured LOC	295	—	—	—	—	—	295
Wholly Owned Construction	160	—	—	—	—	—	160
Participation First	—	68	—	—	—	—	68
Total Ministry Loans	47,092	32,177	—	5,430	503	—	85,202
Commercial Loans							—
Participation First	1,035	—	—	—	—	—	1,035
Participation Construction	805	—	—	—	—	—	805
Total Commercial Loans	1,840	—	—	—	—	—	1,840
Total Loans	$48,932	$32,177	$—	$5,430	$503	$—	$87,042

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Ministry Loans
Wholly Owned First Amortizing	$6,254	$—	$1,088	$7,342	$73,336	$80,678	$—
Wholly Owned Other Amortizing	—	—	—	—	3,004	3,004	—
Wholly Owned Unsecured Amortizing	—	—	—	—	49	49	—
Wholly Owned Unsecured LOC	—	—	—	—	64	64	—
Participation First	—	—	—	—	67	67	—
Total Ministry Loans	6,254	—	1,088	7,342	76,520	83,862	—
Commercial Loans
Participation First	493	—	—	493	2,430	2,923	—
Participation Construction	—	—	—	—	920	920	—
Total Commercial Loans	493	—	—	493	3,350	3,843	—
Total Loans	$6,747	$—	$1,088	$7,835	$79,870	$87,705	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Ministry Loans
Wholly Owned First Amortizing	$6,068	$—	$1,378	$7,446	$75,756	$83,202	$—
Wholly Owned Other Amortizing	—	—	—	—	1,448	1,448	—
Wholly Owned Unsecured Amortizing	—	—	—	—	29	29	—
Wholly Owned Unsecured LOC	—	—	—	—	295	295	—
Wholly Owned Construction	—	—	—	—	160	160	—
Participation First	—	—	—	—	68	68	—
Total Ministry Loans	6,068	—	1,378	7,446	77,756	85,202	—
Commercial Loans
Participation First	—	—	—	—	1,035	1,035	—
Participation Construction	—	—	—	—	805	805	—
Total Commercial Loans	—	—	—	—	1,840	1,840	—
Total Loans	$6,068	$—	$1,378	$7,446	$79,596	$87,042	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class. The unpaid principal balance reflects the contractual principal outstanding on the loan. Included in the balance of impaired loans are troubled debt restructurings that performed according to contractual terms and that the Company has upgraded to pass or watch since the date of the modification. The recorded investment reflects the unpaid principal balance less any interest payments that management has recorded against principal and less discounts taken. No loans in the Company’s commercial loan segment were classified as impaired, non-accrual, or troubled debt restructurings as of March 31, 2023. The tables below represent the breakdown by class of the ministry loan portfolio segment only (dollars in thousands):

	As of	As of
	March 31,	December 31,
Impaired Ministry Loans (by class)	2023	2022
Wholly Owned First Amortizing
Recorded investment with specific allowance	$21,038	$15,569
Recorded with no specific allowance	3,084	4,598
Total recorded investment	$24,122	$20,167
Unpaid principal balance	$24,482	$20,419
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$—	$—
Recorded with no specific allowance	1,568	—
Total recorded investment	$1,568	$—
Unpaid principal balance	$1,685	$—
Total Impaired Loans
Recorded investment with specific allowance	$21,038	$15,569
Recorded with no specific allowance	4,652	4,598
Total recorded investment	$25,690	$20,167
Unpaid principal balance	$26,167	$20,419

	For the three months ended
	March 31,	March 31,
Impaired Ministry Loans (by class)	2023	2022
Wholly Owned First Amortizing
Average recorded investment	$25,132	$13,825
Interest income recognized	303	153
Wholly Owned Other Amortizing
Average recorded investment	1,579	—
Interest income recognized	—	—
Total Impaired Loans
Average recorded investment	$26,711	$13,825
Interest income recognized	303	153

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	March 31, 2023	December 31, 2022
Ministry loans:
Wholly Owned First Amortizing	$10,115	$5,933
Wholly Owned Other Amortizing	1,568	—
Total	$11,683	$5,933

The Company did not restructure any loans during the three-month period ended March 31, 2023. A summary of loans the Company restructured during the three-month periods ended March 31, 2023 and 2022 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
	For the three months ended
	March 31, 2023	March 31, 2022
Ministry loans:
Wholly Owned First Amortizing
Number of Loans	—	1
Pre-Modification Outstanding Recorded Investment	$—	$996
Post-Modification Outstanding Recorded Investment	—	996
Recorded Investment At Period End	—	996
Total
Number of Loans	—	1
Pre-Modification Outstanding Recorded Investment	$—	$996
Post-Modification Outstanding Recorded Investment	—	996
Recorded Investment At Period End	—	996

The Company has one restructured loan that is past maturity as of March 31, 2023. This loan has been completely written off as of March 31, 2023.

For loans modified in a troubled debt restructuring, the Company monitors borrower performance according to the terms of the restructure to determine whether there are any early indicators for future default. Management regularly evaluates loans modified in a troubled debt restructuring for potential further impairment and will adjust the risk ratings and specific reserves associated with troubled debt restructurings as deemed necessary.

As of March 31, 2023, the Company has made no commitments to advance additional funds in connection with loans modified as troubled debt restructurings.

Note 5: Investments in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). Intertex is a managing member of the LLC, with authority to direct operations. The Company is a non-managing member with no authority beyond limited rights granted to the Company by the operating agreement. The Valencia Hills Project is a joint venture that will develop, and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand and represented 100% of the ownership of the joint venture. Under the terms of the operating agreement, the members of the joint venture are entitled to receive their respective capital contributions until the balance is reduced to zero. After these payments are made, the Company is entitled to receive 30% of the profits generated by the operation of the joint venture or disposition of the property. The Company’s ownership percentage in the joint venture was 74% as of March 31, 2023 and December 31, 2022.

As of March 31, 2023 and December 31, 2022, the value of the Company’s investment in the joint venture was $870 thousand. Management’s impairment analysis of the investment as of March 31, 2023 has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in certificates of deposit with an original maturity greater than three months at March 31, 2023 and December 31, 2022.

Details of certificates with original maturities of greater than three months owned by the Company as of March 31, 2023 and December 31, 2022, are as follows (dollars in thousands):

As of March 31, 2023
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	9/29/2022	$1,250	3.25%	6/6/2023

The certificate identified above was purchased from KCT and is pledged as a compensating balance under the terms of the KCT Warehouse LOC. See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities.

Other Investments

In June 2022, the Company entered into two indexed annuity insurance contracts whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years. The Company recognized $1 thousand in income on these investments during the three months ended March 31, 2023.

Additional information related to these investments is as follows (dollars in thousands):

				Income for the three months ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	March 31, 2023	March 31, 2022
Fixed annuity	June 2032	$1,000	$1,019	$1	$—

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended
	March 31,
	2023	2022
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$215	$299
Gains on loan sales	7	3
Other investment income	1	—
Other non-interest income	5	—
Non-interest income, out of scope, ASC 606
Lending fees	50	32
Gain on debt extinguishment	—	1,500
Charitable contributions, with donor restrictions	400	—
Total non-interest income	$678	$1,834

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

	For the three months ended
(dollars in thousands)	March 31, 2023	March 31, 2022
Broker-dealer revenue
Securities commissions
Transactional	$15	$89
AUM	12	11
	27	100
Sale of investment company products
Transactional	3	14
AUM	17	26
	20	40
Other insurance product revenue
Transactional	78	56
AUM	12	10
	90	66
Advisory fee income
Transactional	—	—
AUM	78	93
	78	93
Total broker-dealer revenue
Transactional	96	159
AUM	119	140
	$215	$299

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the
	Three months ended		Year ended
	March 31,		December 31,
	2023	2022	2022
Loan participation interests sold by the Company	$7	$615	$3,716
Total participation interests sold and serviced by the Company	34,006	41,573	34,946
Servicing income	37	30	153

Servicing Assets
Balance, beginning of period	$123	$170	$170
Additions:
Servicing obligations from sale of loan participations	9	3	19
Subtractions:
Amortization	(10)	(29)	(66)
Balance, end of period	$122	$144	$123

ACCU Loan Participation Agreement

As detailed in “Note 3: Related Party Transactions,” effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with

ACCU. Sales made under the Master LP Agreement are done on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the three months ended March 31, 2022, the Company sold one loan participation for $6 thousand to ACCU under the provisions of the Master LP Agreement. Due to the recourse provisions of the agreement, the participation sales are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s balance sheet. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the three months ended March 31, 2023.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that management valued at $301 thousand at March 31, 2023 and December 31, 2022. There was no allowance for losses on foreclosed assets at March 31, 2023 and December 31, 2022. The Company did not record any provision for losses on foreclosed assets during the three months ended March 31, 2023 and 2022.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	For the three months ended March 31,
Foreclosed Asset Expenses	2023	2022
Provision for losses	$—	$—
Operating expenses	4	5
Total foreclosed asset expenses	$4	$5

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	March 31,	December 31,
	2023	2022

Furniture and office equipment	$528	$528
Computer system	220	220
Leasehold improvements	43	43
Total premises and equipment	791	791
Less accumulated depreciation and amortization	(662)	(651)
Premises and equipment, net	$129	$140

	For the three months ended
	March 31,	March 31,
	2023	2022

Depreciation and amortization expense	$11	$12

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of March 31, 2023, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	8.500%	Variable	$—	$—	6/6/2023	$6,053	$1,250
KCT Operating LOC	8.500%	Variable	—	—	6/6/2023	5,327	—
ACCU LOC	8.250%	Variable	3,000	—	9/23/2023	6,771	—
ACCU Secured	Various	Fixed	7	—	Various	—	7
*Represents cash or certificates of deposit

Term-Debt Credit Facility

The Company had a secured term-debt credit facility with OSK VII, LLC, an investment fund (“OSK”). The original debt obligation was an $87.3 million credit facility refinancing transaction, which was entered into on November 4, 2011, with the National Credit Union Administration Board As Liquidating Agent of Members United Corporate Federal Credit Union. On June 28, 2019, NCUA assigned all its rights, title, and interest under the credit facility to OSK. The facility was non-revolving and did not include an option to renew or extend additional credit. The facility’s interest rate was 2.525%. On January 6, 2022, the Company made a $16.5 million principal prepayment on this facility and realized a $1.5 million gain on the extinguishment of debt. On June 29, 2022, and September 29,

2022, the Company made $3.3 million principal prepayments on this facility and realized $300 thousand gains on the extinguishment of debt on each of these payments.

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

The Company may draw funds on the KCT Warehouse LOC at any time until the line is fully drawn. Repayment of each advance is due 120 days after the advance is made or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At March 31, 2023, the interest rate on the KCT Warehouse LOC was 8.50%. To secure its obligations under the KCT Warehouse LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT Warehouse LOC. The minimum ratio must equal at least 120%. The KCT Warehouse LOC also requires the Company to maintain a deposit of 25% of the total line limit to borrow on the facility. In September 2022, the Company purchased a $1.25 million certificate of deposit from KCT that satisfies this requirement. A total of $6.1 million in loans were pledged on this facility as of March 31, 2023. At March 31, 2023, there were no outstanding borrowings on the KCT Warehouse LOC.

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

The Company may draw funds on the KCT Operating LOC at any time until the line is fully drawn. Repayment by the termination date or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At March 31, 2023, the interest rate on the KCT Warehouse LOC was 8.50%. To secure its obligations under the KCT Operating LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking the outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed less the secured cash on the KCT Operating LOC. The minimum ratio must equal at least 120%. A total of $5.3 million in loans were pledged on this facility as of March 31, 2023. At March 31, 2023, there were no outstanding borrowings on the KCT Operating LOC.

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

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with an initial one-year maturity date of September 23, 2022. The facility was automatically renewed for an additional one-year term that matures on September 23, 2023. The facility carried an outstanding balance of $3.0 million at March 31, 2023 and December 31, 2022. The interest rate on the facility is equal to the prime rate as published in the Wall Street Journal plus 0.75%. This rate is adjusted on January 10th each year to account for the current prime rate but cannot be adjusted below 4.00%. The interest rate on the ACCU LOC was 8.25% on March 31, 2023. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that always equals or exceeds $10.0 million during the term of the loan. The ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at March 31, 2023. A total of $6.8 million in loans were pledged on this facility as of March 31, 2023 and December 31, 2022.

ACCU Secured Borrowings

As detailed in “Note 3: Related Party Transactions,” on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $7 thousand in secured borrowings were outstanding under the Master LP Agreement as of March 31, 2023 and December 31, 2022. These borrowings have various contractual maturities ranging from 2028 to 2032.

Note 11: Investor Notes Payable

The table below provides information on the Company’s investor notes payable (dollars in thousands):

		As of		As of
		March 31, 2023		December 31, 2022
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$18,831	4.29%	$20,698	4.27%
2021 Class A Offering	Unsecured	55,806	4.45%	45,935	4.04%
Public Offering Total		$74,637	4.41%	$66,633	4.11%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$13,495	4.61%	$12,525	4.56%
Private Offering Total		$13,495	4.61%	$12,525	4.56%

Total Investor Notes Payable		$88,132	4.44%	$79,158	4.19%

Future maturities for the Company’s investor notes during the twelve-month periods ending March 31, are as follows (dollars in thousands):

2024	$37,680
2025	12,455
2026	18,691
2027	14,799
2028	4,507
Total	$88,132
Debt issuance costs	62
Notes payable, net of debt issuance costs	$88,070

Debt issuance costs related to the Company’s investor notes payable, net of amortization, were $62 thousand and $58 thousand at March 31, 2023 and December 31, 2022, respectively.

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

SEC Registered Public Offerings

Class 1A Offering.

In February 2018, the Company launched its Class 1A Notes Offering. Pursuant to a Registration Statement declared effective on February 27, 2018, the Company registered $90 million of its Class 1A Notes in two series – fixed and variable notes. The Class 1A Notes are unsecured. The interest rate paid on the Fixed Series Notes is determined in reference to a Constant Maturity Treasury Index published by the U.S. Department of Treasury (“CMT Index”) in effect on the date that the note is issued plus a rate spread as described in the Company’s Class 1A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate. The Class 1A Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of March 31, 2023 and December 31, 2022. The Company issued the Class 1A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank. The Class 1A Offering expired on December 31, 2020.

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

The Company is in compliance with these covenants as of March 31, 2023 and December 31, 2022. The Company issued the 2021 Class A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the dollar amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants as of March 31, 2023 and December 31, 2022.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	March 31, 2023	December 31, 2022
Undisbursed loans	$457	$355

Undisbursed loans are commitments for potential future extensions of credit to existing customers. These loans are sometimes unsecured, and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Upon the adoption of CECL on January 1, 2023, the Company made an adjustment to retained earnings of $1 thousand based on its calculation of the estimated losses in its undisbursed loan commitments. This calculation includes an analysis of the risk presented by the loans on which there exist unfunded commitments as well as the probability that those funds will be disbursed. This estimate is subject to change as the commitments mature or are drawn upon. The balance of the allowance for credit losses on off-balance sheet commitments is recorded in other liabilities on the Company’s consolidated balance sheet.

The following table details activity in the allowance for credit losses on off-balance sheet commitments (dollars in thousands):

	Three months ended	Year ended
	March 31, 2023	December 31, 2022
Balance, beginning of period	$—	$—
Adjustment related to implementation of CECL model	1	—
Provision for losses on unfunded commitments	—	—
Balance, end of period	$1	$—

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

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Year ended
	March 31,		December 31,
	2023	2022	2022
Lease cost
Operating lease cost	$44	$45	$175
Other information
Cash paid for operating leases	51	50	185
Right-of-use assets obtained in exchange for operating lease liabilities	—	22	106
Lease liabilities recorded	—	18	101
Weighted average remaining lease term (in years)	1.27	1.61	1.46
Weighted-average discount rate	4.28%	4.69%	4.33%

Future minimum lease payments and lease costs for the twelve months ending March 31, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2024	$152	$147
2025	35	35
2026	3	2
Total	$190	$184

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

Note 14: Retirement Plans

401(k)

All the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required, and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the three months ended March 31, 2023 and 2022 were $29 thousand and $32 thousand, respectively.

Profit Sharing

The profit-sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee’s annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit-sharing contribution for the three months ended March 31, 2023 and 2022.

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

For purposes of the SERP, Mr. Turner’s accrued benefit is subject to a maximum sum of $600,000, with payments made annually in equal monthly installments over a ten-year period. The Company is liable for the entire amount of this benefit unless Mr. Turner incurs a separation of service prior to August 2024, at which point the benefit will be fully vested. As of August 2022, the Mr. Turner’s benefit was 70% vested and increases by 15% each August until it is fully vested. The Company’s management has determined that such a separation is unlikely to occur prior to the vesting date and had accrued the entire benefit as of March 31, 2022.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at March 31, 2023 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$17,115	$17,115	$—	$—	$17,115
Certificates of deposit	1,250	—	1,250	—	1,250
Loans, net	85,803	—	—	84,339	84,339
Investment in joint venture	870	—	—	870	870
Other investments	1,019	—	—	1,019	1,019
Accrued interest receivable	384	—	—	384	384
Servicing assets	122	—	—	122	122
FINANCIAL LIABILITIES:
Lines of credit	$3,000	$—	$—	$3,000	$3,000
Other secured borrowings	7	—	—	7	7
Investor notes payable	88,070	—	—	87,863	87,863
Other financial liabilities	474	—	—	474	474

		Fair Value Measurements at December 31, 2022 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$9,564	$9,564	$—	$—	$9,564
Certificates of deposit	1,250	—	1,243	—	1,243
Loans, net	85,076	—	—	83,525	83,525
Investments in joint venture	870	—	—	870	870
Other investments	1,018	—	—	1,018	1,018
Accrued interest receivable	477	—	—	477	477
Servicing assets	123			123	123
FINANCIAL LIABILITIES:
Lines of credit	$3,000	$—	$—	$3,026	$3,026
Other secured borrowings	7	—	—	7	7
Notes payable	79,100	—	—	78,330	78,330
Other financial liabilities	462	—	—	462	462

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2023 and December 31, 2022.

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

Other investments – Management estimates fair value by determining whether there is an indication of potential lack of performance on the part of the insurance companies in which the investments are made, and whether those indications would impair the investments.

Accrued interest receivable - The carrying amounts reported in the balance sheets approximate fair value for accrued interest receivable. The Company has made the accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes off accrued interest receivable when a loan is 90 days past due or interest is otherwise considered uncollectible.

Servicing assets – Servicing assets are included in other assets on the balance sheets. The carrying amounts reported in the balance sheets approximate fair value for servicing assets.

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

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties’ credit standing. The fair value of loan commitments is insignificant at March 31, 2023 and December 31, 2022.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2023:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$11,041	$11,041
Investment in joint venture	—	—	870	870
Other investments	—	—	1,019	1,019
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$13,231	$13,231

Assets at December 31, 2022:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,259	$5,259
Investments in joint venture	—	—	870	870
Other investments	—	—	1,018	1,018
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,448	$7,448

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at March 31, 2023 and December 31, 2022. As such, the Company has determined that the carrying value of its other investments equals its fair value at March 31, 2023 and December 31, 2022.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

March 31, 2023
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$11,041	Discounted appraised value	Selling cost / Estimated market decrease	10% - 81% (18%)
Investment in joint venture	870	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,019	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2022
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,259	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (28%)
Investments in joint venture	870	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,018	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2022 and 2021, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2022 and 2021, MP Realty had federal and state net operating loss carryforwards of approximately $432 thousand and $422 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at March 31, 2023 and December 31, 2022.

MPC is a private foundation that is subject to a federal excise tax on net investment income. It may reduce its federal excise tax rate from 2% to 1% by exceeding a certain payout target for the year. MPC’s provision for current federal excise tax is based on a 1%

rate on net investment income in 2022 and 2021. Each year the current federal excise tax is levied on interest and dividend income and net realized gains (if any). In addition, MPC may become subject to current federal and state unrelated business income (“UBI”) tax in connection with certain activities. MPC is currently not subject to UBI. Management believes that MPC has appropriate support for the excise and other tax positions taken and, as such, does not have any uncertain tax positions that have a material impact on MPC’s financial position or change in total net assets.

Tax years ended December 31, 2019, through December 31, 2022, remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2018, through December 31, 2022, remain subject to examination by the California Franchise Tax Board and various other state jurisdictions.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Revenue from external sources
Finance Company*	$1,416	$3,060
Broker-Dealer	247	299
Other Segments	400	—
Adjustments / Eliminations	—	—
Total	$2,063	$3,359

Revenue from internal sources
Finance Company	$—	$—
Broker-Dealer	461	285
Adjustments / Eliminations	(461)	(285)
Total	$—	$—

Interest expense
Finance Company	$1,252	$1,151
Broker-Dealer	—	—
Adjustments / Eliminations	(334)	(290)
Total	$918	$861

Total non-interest expense and provision for tax
Finance Company	$961	$1,646
Broker-Dealer	414	573
Other Segments	—	10
Adjustments / Eliminations	—	—
Total	$1,375	$2,229

Net profit (loss)
Finance Company	$(636)	$350
Broker-Dealer	295	12
Other Segments	400	(11)
Adjustments / Eliminations	(127)	5
Total	$(68)	$356

*Note: Finance Company revenue includes gains on debt extinguishment of $1.5 million for the three months ended March 31, 2022.

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Total assets
Finance Company	$102,359	$94,523
Broker-Dealer	4,822	4,553
Other Segments	823	423
Adjustments / Eliminations	(339)	(136)
Total	$107,665	$99,363

Note 18: Subsequent Events

On April 3, 2023, the Company made a $3 million principal payment to pay off the outstanding balance of its ACCU LOC. The facility remains open for additional borrowings at the current interest rate of 8.25%, but the balance of the facility was zero as of April 3, 2023.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three-month periods ended March 31, 2023 and 2022. It should be read in conjunction with our December 31, 2022, Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon numerous factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly owned subsidiaries, MPF, MP Realty, MP Securities, and MPC.

OVERVIEW

In 2022 and the first quarter of 2023, the effects of the worldwide pandemic continued to lessen in severity and indicators of economic activity continued to strengthen as jobs, consumer spending, manufacturing, and other indicators rebounded from their weakest levels. However, rising prices have become a concern and as a result, the Federal Reserve Board (“FRB”) raised the fed funds target rate up from 0.00% - 0.25% at the beginning of the year to 4.25% - 4.50% as of December 31, 2022. The FRB is still attentive to inflation risks and during the first quarter of 2023 raised the fed funds target by a total of 0.50% to 4.75% - 5.00%. The FRB’s median projection of the fed funds rate at the end of 2023 is 5.1%, indicating that some members of the committee expect to see additional rate increases in 2023. In addition to these factors, in the first quarter of 2023, the Federal Deposit Insurance Corporation (“FDIC”) closed two banks, and facilitated the buyout of another large bank in the second quarter of 2023, causing concern in the financial markets. Due to these factors, among others, we believe that economic uncertainty remains high and could have a negative impact our borrowers and financial results.

The Company adopted the Current Expected Credit Loss accounting standard (“CECL”) as of January 1, 2023, and recorded a one-time cumulative-effect adjustment to retained earnings on its consolidated balance sheet of $113 thousand. See "Note 1: Nature of Business and Summary of Significant Accounting Policies" in the “Notes to Consolidated Financial Statements” in the section titled “Allowance for Loan Losses” for additional information.

Trends and Strategic Objectives

For the period ending March 31, 2023, and for the year ended December 31, 2023, Company management has identified the following key trends and strategic objectives:

●	Debt Reduction Strategy. Total assets on the balance sheet have decreased from $153.0 million as of December 31, 2020, to $107.6 million as of March 31, 2023. The Company evaluated the opportunity to make principal debt reductions on its term debt facility at discounts that would net the Company significant gains. These discounts resulted in a $1.5 million gain on debt extinguishment during the first quarter of 2022. The Company was able to make these payments using proceeds received from the sale of loan participations, proceeds from principal payments received when borrowers refinanced their loans, and from cash resources the Company had accumulated. When the Company initiated this strategy, its total term debt credit facility was $67.9 million, which represented 44% of the Company’s total assets. As of the date of this Report, the Company has paid off the principal balance of this credit facility and has no other secured debt. When implementing this strategy, the Company intentionally reduced its loan portfolio, permitted several of its higher risk loans to be refinanced with other lenders and limited the growth of commercial loans it originated. Now that this strategy has been successfully implemented, the Company intends to focus its resources on expanding its commercial loans to both ministry related borrowers as well as faith based entrepreneurs.
●	Lower Net Interest Income on Loan Investments. Our strategy of downsizing the Company’s balance sheet has resulted in lower net interest income from our commercial loan portfolio. Net interest income on our loan investments for the three-month period ended March 31, 2023, was $467 thousand as compared to $664 thousand for the quarter ended March 31, 2022. However, $102 thousand of that difference was due to the Company writing off interest income due to a loan becoming impaired in the first quarter of 2023. For this impaired loan, the Company has not taken additional reserves because the collateral securing the loan exceeds the loan’s recorded balance. As we incrementally paid off our term debt facility over the preceding three years, total assets declined, and our net interest income was subsequently reduced. The Company anticipated that its debt reduction strategy would cause a reduction in net interest income in the short term but believes that the long-term benefits of building capital, net equity, and eliminating debt at a discount far outweighed the costs of lower net interest income we expect to earn in the first few quarters of 2023.
●	Building the Company’s Capital. As a result of implementing this strategy, the Company’s capitalization and total members equity reached its highest point on December 31, 2022. When the Company commenced its debt reduction strategy in August 2020, its total net equity was $11.1 million. As of December 31, 2022, total net equity was $14.6 million. Due to sale of investor notes, during the quarter ended March 31, 2023, the Company increased its total assets by $9.0 million, representing an increase of an 8%, compared to December 31, 2022. The Company also has $15.0 million in credit facilities that we can use to expand our investment portfolio. The purposeful strategy to eliminate the Company’s long-term debt was a key step to providing investors even more protection and security to back their note purchases.
●	Improving Core Business Profitability. Over the past three years, the Company has been purposefully dependent on income generated through gains reported from principal payments made on our term debt facility at a discount. As a result of this intentional strategy of using available cash resources to incrementally reduce our term debt, we had less resources available to make loan investments. As expected, and as described above we now generate less interest income through our smaller loan portfolio and for the quarter ended March 31, 2023, we had a net loss of $68 thousand. However, the net loss would have been $468 thousand, but we received a charitable contribution of $400 thousand to our wholly-owned charitable foundation Ministry Partners for Christ. Ministry Partners for Christ expects to use this contribution for charitable purposes and therefore we do not consider it part of the Company’s ongoing operations. Ministry Partners for Christ provides us an important avenue to fulfill our missional purpose and we plan to strategically position Ministry Partners for Christ to receive additional donor advised gifts. Now that we have paid off our term debt credit facility we are focused on improving the profitability of our core business operations through making profitable commercial loans and growing our non-interest generating sources of income from our faith-based investment advisory services. For the remainder of 2023, the Company intends to focus on the following objectives:
(i)	Investing in and growing our commercial loan investments through loan originations, purchase of loan participation interests, and cooperative efforts with our strategic partners to increase the commercial loans we make to non-profit organizations and faith-based businesses;
(ii)	Continuing our efforts to reduce non-interest expenses by outsourcing certain loan administration services;
(iii)	Increasing the sale of our investor notes to finance the growth in the Company’s balance sheet;
(iv)

Effectively managing pressures on the Company’s net interest margin on its loan investments in response to an inverted yield curve in financial markets that results in higher short-term costs on our investor notes while the Company makes longer term investments with the commercial loans it originates; and

(v)	Continuously expanding the revenues earned by the investment advisory, broker-dealer, and insurance operations at Ministry Partners Securities, LLC.

Financial Condition

Comparison of Financial Condition on March 31, 2023 and December 31, 2022

			Comparison
	2023	2022	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$17,057	$9,504	$7,553	79%
Restricted cash	58	60	(2)	(3%)
Certificates of deposit	1,250	1,250	—	—%
Loans receivable, net of allowance for loan losses of $1,501 and $1,551 as of March 31, 2023 and December 31, 2022, respectively	85,803	85,076	727	1%
Accrued interest receivable	384	477	(93)	(19%)
Investment in joint venture	870	870	—	—%
Other investments	1,019	1,018	1	—%
Property and equipment, net	129	140	(11)	(8%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	122	123	(1)	(1%)
Other assets	672	544	128	24%
Total assets	$107,665	$99,363	$8,302	8%
Liabilities and members’ equity
Liabilities:
Lines of credit	$3,000	$3,000	$—	100%
Other secured borrowings	7	7	—	100%
Investor notes payable, net of debt issuance costs of $62 and $58 as of March 31, 2023 and December 31, 2022, respectively	88,070	79,100	8,970	11%
Accrued interest payable	313	281	32	11%
Other liabilities	1,990	2,349	(359)	(15%)
Total liabilities	93,380	84,737	8,643	10%
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated equity	1,061	1,402	(341)	(24%)
Total members' equity	14,285	14,626	(341)	(2%)
Total liabilities and members' equity	$107,665	$99,363	$8,302	8%

Cash and Loans

For 2022, our strategy shifted from maintaining our balance sheet size to strengthening capital through the gains on the discounted term debt payoff. With debt retirement completed in 2022, our strategy going forward will be to grow our balance sheet and our loan portfolio to increase our net interest income. We plan to rely on the sale of our investor notes to fund the growth of our on-book loan portfolio. In the first quarter of 2023 assets grew 8% due to our sale of an additional $9.0 million of investor notes payable. As of March 31, 2023, most of these funds were invested in cash as our cash balances grew by $7.5 million. We intend to invest those funds in our loans receivable portfolio in the second quarter. During the first quarter of 2023, our loans receivable portfolio grew by $727 thousand mostly due to loan purchases of $2.5 million. For the remainder of the year, we expect to invest in our loan receivable portfolio by originating new loans as well as purchasing loans from other financial institutions. Because we plan to grow our loan portfolio, we do not anticipate selling participation loans other than facilitating large origination transactions or for other operational needs.

Allowance for Loan Losses

On January 1, 2023, the Company adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. CECL replaces the previous model for measuring credit losses, which involved estimating allowances for current known and inherent losses within the portfolio, with an expected loss model for measuring credit losses. An expected loss model considers allowances for losses expected to be incurred over the life of the assets in the portfolio. The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts. As noted earlier, on adoption of the CECL model the Company recorded a one-time cumulative-effect adjustment of $113 thousand that reduced retained earnings on its consolidated balance sheet.

In accordance with ASU No. 2019-04, the Company has made the accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts. This is allowable if the Company writes off uncollectible accrued interest receivable when a loan is 90 days past due or interest is otherwise considered uncollectible. The Company has also elected to continue to present accrued interest on its loans receivable separately on its consolidated balance sheet. See “Note 1” in the “Notes to Consolidated Financial Statements” in the section titled “Allowance for Loan Losses” for additional information.

Investor Notes Payable

Our investor notes payable consists of debt securities sold under publicly registered security offerings as well as notes sold in private placement offerings. For the three months ended March 31, 2023, net investor notes payable increased $9.0 million. This increase is attributable to additional marketing and relationship-building efforts we have made to accomplish our growth goals. We expect this growth to continue throughout 2023. Over the last several years, we have expanded our investor note sale program by building relationships with other faith-based organizations whereby we can offer our various investor note products to these organizations and the ministries they serve. Concurrently, MP Securities has continued to increase its retail customer base through client referrals and its networking agreements with key strategic partners.

Members’ Equity

Our total members’ equity decreased (2%) to $14.3 million for the three months ended March 31, 2023, which resulted in a capital to asset ratio of 13.3%. The decrease was attributable to a net loss of $68 thousand, dividends of $160 thousand, and the one-time cumulative-effect adjustment to retained earnings of $113 thousand upon the adoption of the CECL model on January 1, 2023.

Liquidity and Capital Resources

Liquidity Management

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and has a contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 20% at March 31, 2023, which is above the minimum set by our policy. Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have sufficient liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be correct. Management believes that we hold adequate sources of liquidity to meet our liquidity needs and have the means to generate more liquidity if necessary.

During the quarter ended March 31, 2023, the banking sector experienced volatility because of disruptions to the banking system resulting from multiple bank failures. We do not maintain accounts at these failed banks. However, a significant portion of our cash currently on deposit with financial institutions exceeds insured limits. We limit exposure relating to our short-term financial instruments by diversifying these financial instruments among various counterparties. Generally, deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore we believe bear minimal credit risk. However, if necessary, in addition to these risk mitigation measures we have access to full government-insured banking products into which we could place up to $30 million the same day.

Growing Liquidity Sources

In 2022, the Company expanded its lines of credit available at financial institutions to three lines with a total of $15 million in credit available. As of March 31, 2023, we had $3 million outstanding and $12 million available on our lines. On April 3, 2023, we paid off the $3 million outstanding balance and, as of the date of this Report, we have $15 million available on our lines of credit. More information on our lines of credit is available below under the section titled “Credit Facilities and Other Borrowings.”

The Company is also expanding its sale of its investor debt securities through additional marketing and relationship-building activities. As described earlier, we increased our investor debt securities by $9.0 million during the first quarter of 2023. We expect to continue to grow our investor debt securities portfolio throughout the remainder of the year.

We have also sold loan participations to generate liquidity and believe we can generate additional funding from this source in the future. Because our current strategy is to grow our loan portfolio, we expect that we will not sell loan participation in 2023 other than to facilitate the origination of loans that are larger than the amount management prefers to keep on our balance sheet or for other operational reasons. We limit the size of loans we keep on the balance sheet to limit the risk of being over concentrated on any one loan.

Debt Securities

The table below presents a schedule of our maturing debt securities over three-month increments during the next year, as well as those that are immediately callable by investors (dollars in thousands):

Callable debt securities	$6,823
Debt securities maturing 0-3 months	2,599
Debt securities maturing 4-6 months	6,134
Debt securities maturing 7-9 months	9,352
Debt securities maturing 10-12 months	19,486
Debt securities maturing after 12 months	43,738
Total	$88,132
Debt issuance costs	62
Debt securities, net of debt issuance costs	$88,070

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate remains stable, and our advisory team continues to expand their clientele, which has also increased new note sales.

The table below shows the renewal rates of our maturing notes over the last three years ended December 31:

2022	63%
2021	55%
2020	60%

The renewal rates for the periods ended March 31, 2023, as compared to March 31, 2022, are as follows:

●	Three-month period ended March 31, 2023: 83%
●	Three-month period ended March 31, 2022: 66%

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s outstanding debt payable as of March 31, 2023 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	8.500%	Variable	$—	$—	6/6/2023	$6,053	$1,250
KCT Operating LOC	8.500%	Variable	—	—	6/6/2023	5,327	—
ACCU LOC	8.250%	Variable	3,000	—	9/23/2023	6,771	—
ACCU Secured	Various	Fixed	7	—	Various	—	7
*Represents cash or certificates of deposit

We can draw up to $10 million on the revolving lines of credit. In addition, we can draw up to $5 million on the KCT Warehouse LOC to facilitate warehousing new loan originations. Each draw needs to be paid down after 120 days. The ACCU secured borrowings comprise loan participation sales that are classified as secured borrowings and will pay down as the loans amortize. As of the date of this Report, we have paid off the balance on the ACCU LOC and have no outstanding debt obligations.

Debt Covenants

Under our credit facility agreements and our investor note documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of March 31, 2023, we are in compliance with our covenants on our investor notes payable, KCT Warehouse LOC, KCT Operating LOC, and ACCU LOC.

●	For additional information regarding our investor notes payable, refer to “Note 11. Investor Notes Payable” to Part I “Financial Information” of this Report.
●	For additional information on our credit facilities, refer to “Note 10. Credit Facilities” to Part I “Financial Information” of this Report.

Results of Operations: March 31, 2023

The analysis below compares the Company’s results of operations for the three-month periods ended March 31, 2023 and 2022.

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

The following tables provide information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$11,345	$88	3.15%	$17,385	$4	0.09%
Interest-earning loans [1]	81,011	1,297	6.51%	88,342	1,521	6.98%
Total interest-earning assets	92,356	1,385	6.10%	105,727	1,525	5.85%
Non-interest-earning assets	7,304	—	—%	8,915	—	—%
Total Assets	$99,660	$1,385	5.65%	$114,642	$1,525	5.39%

Liabilities:
Investor notes payable gross of debt issuance costs	80,229	840	4.26%	77,127	688	3.62%
Other debt	3,007	58	7.84%	20,277	139	2.78%
Total interest-bearing liabilities	83,236	898	4.39%	97,404	827	3.44%
Debt issuance cost		20			34
Total interest-bearing liabilities net of debt issuance cost	$83,236	$918	4.49%	$97,404	$861	3.58%

Net interest income		$467			$664
Net interest margin			2.06%			2.55%
[1]	Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2023 vs. 2022
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$(2)	$86	$84
Interest-earning loans	(125)	(99)	(224)
Total interest-earning assets	(127)	(13)	(140)
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	26	126	152
Other debt	(187)	106	(81)
Debt issuance cost	—	(14)	(14)
Total interest-bearing liabilities	(161)	218	57
Change in net interest income	$34	$(231)	$(197)

Total interest income for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, decreased due to both a volume and rate variance on interest-earning loans. The volume variance on loans was due to loan participation sales and early payoffs on our loan portfolio that occurred in 2022 to fund the retirement of our term-debt. We intend to grow our loan portfolio in 2023. The rate variance is due to management writing off $102 thousand of accrued interest in the first quarter of 2023 when a loan became impaired. The weighted average rate of our loan portfolio was 6.48% as of March 31, 2023, an increase from 6.19% as of March 31, 2022, due to higher rates being offered on our loans. Offering rates are higher due to the Fed Funds Rate increases described earlier. Additionally, we had a rate variance of $86 thousand from interest-earning accounts with other financial institutions. This was also due to the higher market rates.

We had a small increase in interest expense of $57 thousand. Our investor notes payable interest expense increased due to higher market rates while the interest expense on other debt decreased mostly due to the retirement of our term-debt facility during 2022.

Overall net interest income decreased by $197 thousand for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to the items described above.

Provision and non-interest income and expense

	Three months ended
	March 31,		Comparison
	(in thousands)
	2023	2022	$ Diff	% Diff
Net interest income	$467	$664	$(197)	(30%)
Credit for loan losses	(162)	(87)	(75)	86%
Net interest income after credit for loan losses	629	751	(122)	(16%)
Non-interest income
Broker-dealer commissions and fees	215	299	(84)	(28%)
Other lending income	63	35	28	80%
Gain on debt extinguishment	—	1,500	(1,500)	(100%)
Charitable contributions	400	—	400	100%
Total non-interest income	678	1,834	(1,156)	(63%)
Total non-interest expenses	1,370	2,224	(854)	(38%)
Income before provision for income taxes	(63)	361	(424)	(117%)
Provision for income taxes and state LLC fees	5	5	—	—%
Net income	$(68)	$356	$(424)	(119%)

Net interest income after provision for loan losses decreased by $122 thousand for the quarter ended March 31, 2023, over the quarter ended March 31, 2022. This decrease was primarily due to the decrease in net interest income related to a lower average balance on collectively reviewed loans described above. The decrease was offset by a $162 thousand credit for loan losses. This credit was due to a loan becoming impaired and transferring from the collectively reviewed portion of our allowance analysis under the provisions of CECL to being independently reviewed.

The decrease in total non-interest income for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022, as shown in the table above, was due to several items. For the quarter ended March 31, 2022, we recognized $1.5 million in gain on debt extinguishment. We did not recognize income on debt extinguishment in the first quarter of 2023 due to the debt being retired in 2022. In the first quarter of 2023 we received a $400 thousand charitable gift made to our non-profit foundation, MPC. The gift is a non-recurring contribution to MPC. We expect to receive additional asset contributions under the terms of a Gift Agreement signed with a church on March 19, 2023.

Non-interest expense decreased by $854 thousand for the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022. This decrease was mostly due to $600 thousand expense taken during the quarter ended March 31, 2022 related to the establishment of a SERP for our President and Chief Executive Officer. This was a non-recurring expense.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2023. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three-month period ended March 31, 2023 and 2022.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of March 31, 2023, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language):

(i)
Consolidated Statements of Income for the three-month periods ended March 31, 2023 and 2022;
(ii)
Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022;
(iii)
Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and
(iv)
Notes to Consolidated Financial Statements.

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

**Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2023

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By:	/s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer