Form 10-Q
period 2023-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2023-08-10
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2023

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

At June 30, 2023, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

(Dollars in thousands Except Unit Data)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$13,271	$9,504
Restricted cash	1,758	60
Certificates of deposit	1,250	1,250
Loans receivable, net of allowance for loan losses of $1,512 and $1,551 as of June 30, 2023 and December 31, 2022, respectively	90,467	85,076
Accrued interest receivable	406	477
Investment in joint venture	883	870
Other investments	1,049	1,018
Property and equipment, net	119	140
Foreclosed assets, net	301	301
Servicing assets	121	123
Other assets	570	544
Total assets	$110,195	$99,363
Liabilities and members’ equity
Liabilities:
Lines of credit	$—	$3,000
Other secured borrowings	7	7
Debt securities payable, net of debt issuance costs of $47 and $58 as of June 30, 2023 and December 31, 2022, respectively	93,033	79,100
Accrued interest payable	362	281
Other liabilities	1,797	2,349
Total liabilities	95,199	84,737
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2023 and December 31, 2022 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2023 and December 31, 2022; See Note 13	1,509	1,509
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	—
Accumulated earnings	72	1,402
Total members' equity	14,996	14,626
Total liabilities and members' equity	$110,195	$99,363

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Income (Unaudited)

For the three and six months ended June 30, 2023, and 2022

(Dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Interest on loans	$1,373	$1,394	$2,670	$2,915
Interest on interest-bearing accounts	173	11	261	15
Total interest income	1,546	1,405	2,931	2,930
Interest expense:
Debt securities payable	1,080	699	1,940	1,421
Other debt	1	112	59	251
Total interest expense	1,081	811	1,999	1,672
Net interest income	465	594	932	1,258
Provision (credit) for loan losses	11	24	(151)	(63)
Net interest income after provision (credit) for loan losses	454	570	1,083	1,321
Non-interest income:
Broker-dealer commissions and fees	138	217	353	516
Other income	86	59	149	94
Gain on debt extinguishment	—	300	—	1,800
Charitable contributions, with donor restrictions	1,300	—	1,700	—
Total non-interest income	1,524	576	2,202	2,410
Non-interest expenses:
Salaries and benefits	567	678	1,329	2,180
Marketing and promotion	19	21	46	114
Office occupancy	47	45	94	88
Office operations and other expenses	370	299	782	746
Foreclosed assets, net	5	4	9	9
Legal and accounting	70	65	188	199
Total non-interest expenses	1,078	1,112	2,448	3,336
Income before provision for income taxes	900	34	837	395
Provision for income taxes and state LLC fees	5	5	10	10
Net income	$895	$29	$827	$385

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2023 and 2022

	Six months ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$827	$385
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	21	22
Amortization of deferred loan fees	(27)	(75)
Amortization of debt issuance costs	75	54
Credit for loan losses	(151)	(63)
Accretion of loan discount	(7)	(12)
Gain on sale of loans	(14)	(3)
Gain on extinguishment of debt	—	(1,800)
Gain on other investments	(31)	(15)
Adoption of new accounting standard	(112)	—
Changes in:
Accrued interest receivable	71	23
Other assets	(20)	(163)
Accrued interest payable	82	(25)
Other liabilities	(555)	375
Net cash provided (used) by operating activities	159	(1,297)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(6,031)	(405)
Loan originations	(2,691)	(2,448)
Loan sales	502	1,216
Loan principal collections	3,010	10,869
Purchase of other investments	—	(1,000)
Purchase of property and equipment	—	(2)
Net cash provided (used) by investing activities	(5,210)	8,230
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	—	(20,490)
Repayments on lines of credit	(3,000)	—
Net change in secured borrowings	—	(2)
Net change in investor notes payable	13,922	(2,730)
Debt issuance costs	(64)	(38)
Dividends paid on preferred units	(342)	(271)
Net cash provided (used) by financing activities	10,516	(23,531)
Net increase (decrease) in cash and restricted cash	5,465	(16,598)
Cash, cash equivalents, and restricted cash at beginning of period	9,564	28,149
Cash, cash equivalents, and restricted cash at end of period	$15,029	$11,551
Supplemental disclosures of cash flow information
Interest paid	$1,918	$1,697
Income taxes paid	8	20
Supplemental disclosures of non-cash transactions
Servicing assets recorded	18	3
Leased assets obtained in exchange of new operating lease liabilities	—	106
Lease liabilities recorded	—	101
Dividends declared to preferred unit holders	184	113

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC (the “Company”) and its wholly owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. A more detailed description of the Company’s accounting policies is included in its 2022 annual report filed on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2023, and for the three and six months ended June 30, 2023, and 2022, have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2023, and 2022 are not necessarily indicative of the results for the full year.

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

Risks and Uncertainties

COVID 19, a global pandemic, adversely impacted the broad economy, affecting most industries, including businesses, schools, hospitality-, and travel-based employers, and disrupted the supply and distribution networks that deliver products to the consuming public. While the pandemic has ended, we cannot know at this time if there will be any negative long-term effects to in-person attendance and giving trends at faith-based organizations and churches. Negative attendance and giving trends impacting the organizations that the Company serves could have a material financial impact on the Company.

In addition, Russia’s invasion of Ukraine, increasing inflation, the disruption of global supply chains, rising interest rates, and recent bank failures are putting strain on the U.S. economy and the U.S. consumer. While it is not possible to know the full extent of the long-term impact of these current events, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Cash, and Cash Equivalents

Cash equivalents include time deposits, and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of June 30, 2023 and December 31, 2022.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had $1.3 million in certificates with terms of greater than three months as of June 30, 2023 and December 31, 2022.

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

On a periodic basis, or whenever events or circumstances arise that would necessitate analysis, management analyzes the Company’s investment in the joint venture for impairment. In this analysis, management compares the carrying value of the investment to the estimated value of the underlying real property. The Company records any impairment charges as a valuation allowance against the value of the asset. Management records these valuation changes as realized gains or losses on investment on the Company’s consolidated statements of operations. Management determined that investment in the joint venture was not impaired as of June 30, 2023.

Other Investments

In June 2022, MP Securities purchased two ten-year fixed annuities from insurance companies. These annuities each carry unique features, including guaranteed fixed income components, variable income components, premium bonuses, and potential withdrawal charges. The Company carries these investments at cost and adjusts for guaranteed income when such income is realized. The principal balances of these annuities are guaranteed but are not insured; however, management determined that the annuities were not impaired as of June 30, 2023 and December 31, 2022, and does not anticipate losses.

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

Loan discounts can arise from interest accrued and unpaid which the Company adds to loan principal balances when it modifies the loan. The Company does not accrete discounts to income on impaired loans. However, when management determines that a previously impaired loan is no longer impaired, the Company begins accreting loan discounts to interest income over the term of the modified loan. For loans purchased from third parties, loan discounts include differences between the purchase price and the recorded principal balance of the loan. The Company accretes these discounts to interest income over the term of the loan using the interest method.

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

The Company adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2023. As part of the conversion to the CECL model of estimating the allowance for loan losses, which is described in detail under “Allowance for Loan Loss Evaluation’ below, the Company altered the way it segments and classifies its loan portfolio for purposes of analyzing the risks associated with the loans it originates and purchases. Through December 31, 2022, the Company had one segment – commercial loans. This segment primarily comprised loans to Christian ministries and ministry-related organizations. The commercial loan segment comprised four classes, segregated by collateral position and whether the Company originated the loan or if it was purchased from and serviced by a third party.

In addition to implementing CECL, the Company has also continued to purchase for-profit commercial loans that possess different risk profiles and require different methods of analysis and underwriting than non-profit church and ministry commercial real estate loans. Therefore, as of January 1, 2023, the Company’s loan portfolio comprises two segments: ministry-related non-profit loans and commercial loans. The risk characteristics of the Company’s portfolio segments are as follows:

Non-profit Commercial Loans: Loans made to Christian ministries are underwritten based on the cash flows and other key financial performance indicators of the borrower, as well as the value of the collateral securing the loan. Unlike for-profit commercial borrowers, the cash flows generated by these borrowers often depend on contributions rather than cash flows generated by the operation of a business. In addition, collateral values can fluctuate as many church properties have limited commercial use outside of the ministry sector.

For-profit Commercial Loans: Loans made to for-profit commercial borrowers are underwritten based on the cash flows and other key financial performance indicators of the borrower, as well as the value of the collateral securing the loan. Repayment of these loans is generally dependent on the success of the business operated on the property being used to secure the loan.

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

Upon the adoption of the CECL model on January 1, 2023, the Company recorded a one-time cumulative-effect adjustment to retained earnings on its consolidated balance sheet of $113 thousand. This includes a reduction in retained earnings of $112 thousand to increase the allowance for loan losses based on the additional expected credit losses in the Company’s portfolio on day one of its implementation of the standards as required by ASU 2016-13. It also includes a reduction in retained earnings of $1 thousand to establish an allowance for expected losses on unfunded commitments, which is recorded on the balance sheet in other liabilities.

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

Any loans that management has determined are non-performing and impaired are individually analyzed for potential losses. These loans include non-accrual loans, loans 90 days or more past due and still accruing, non-performing modified loans, and loans where the borrowers have defaulted on contractual terms of their loan agreement.

●	Non-accrual loans are loans on which management has discontinued interest accruals.
●	Modified loans are loans in which the Company has granted the borrower a concession due to financial distress. Concessions are usually a reduction of the interest rate or a change in the original repayment terms.
●	Loans that have defaulted on other contractual terms could include loans where the borrower has failed to provide required financial information, has violated a covenant, or has otherwise failed to comply with the terms of the loan agreement.

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

Loan Modifications

A loan modification is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to a borrower that the Company would not otherwise consider. A modification of a loan usually involves an interest rate reduction, extension of the maturity date, payment reduction, or reduction of accrued interest owed on the loan on a contingent or absolute basis.

Management considers loans that it renews at below-market terms to be loan modifications if the below-market terms represent a concession due to the borrower’s troubled financial condition. The Company classifies loan modifications as impaired loans. For the loans that are not considered to be collateral-dependent, management measures loan modifications at the present value of estimated future cash flows using the loan’s effective rate prior to the loan’s initial modification. The Company reports the change in the present value of cash flows related to the passage of time as interest income. If management considers the loan to be collateral-dependent, impairment is measured based on the fair value of the collateral.

In accordance with industry standards, the Company classifies a loan as impaired if management has modified it as part of a loan modification. However, loan modifications, upon meeting certain performance conditions, are eligible to receive non-classified loan ratings (pass or watch) and to be moved out of non-accrual status. These loans continue to be classified as impaired loans but not necessarily as non-accrual or collateral-dependent loans. Modified loans can be included in the collectively reviewed pool of loans if they return to performing status.

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

Charitable contributions

Charitable contributions include amounts that were donated by a third party to the Company’s not-for-profit subsidiary, MPC. This revenue comprises donations analyzed by management and determined to be unconditional, non-exchange transactions. Contributions are measured at their fair value at the date of contribution. All contributions are considered to be available for unrestricted use unless specifically restricted by the donor. Amounts received that are designated for future periods or restricted by the donor for specific purposes are reported as carrying donor restrictions. The $1.7 million in charitable contributions recognized during the six months ended June 30, 2023, were permanently restricted by the donor as part of a designated fund agreement that allows for limited annual distributions. These funds are included in the restricted net assets of MPC and are presented on the balance sheet as part of retained earnings.

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

Debt Issuance Costs

The Company’s debt consists of borrowings from financial institutions and obligations to investors incurred through the sale of debt securities. Management presents debt net of debt issuance costs and amortizes debt issuance costs into interest expense over the contractual terms of the debt using the straight-line method.

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

In October 2019, the FASB adopted a two-bucket approach to stagger the effective date for the credit losses standard for the fiscal years beginning after December 31, 2022, for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Company was eligible for delayed implementation of the standard. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. The Company uses a third-party software solution to assist with the adoption of the standard.

The ASU allows for several different methods of calculating the Allowance for Credit Losses and based on its analysis of observable data, the Company determined the probability of default method to be the most appropriate for all its loans.

Under the modified-retrospective method of adoption, on January 1, 2023 the Company recorded a one-time cumulative effect adjustment to the allowance for credit losses that reduced retained earnings on the consolidated balance sheet by $113 thousand, as is required in the guidance. This included a $1 thousand adjustment related to the allowance for credit losses on unfunded commitments.

The qualitative impact of the new accounting standard is directed by many of the same factors that impacted the previous methodology for calculating the allowance, including but not limited to, quality and experience of staff, changes in the value of collateral, concentrations of credit in loan types and changes to lending policies. The Company uses reasonable and supportable forecasts.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while adding disclosures for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. This guidance requires an entity to determine whether the modification results in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires disclosure of current period gross write-offs by year of origination for financing receivables. This ASU was effective for the Company for fiscal years beginning after December 15, 2022. The Company adopted this guidance on January 1, 2023. The implementation of this guidance did not have a material impact on the consolidated financial statements.

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. On June 30, 2023 and December 31, 2022, the Company had cash of $7 thousand pledged as collateral for its secured borrowings. See “Note 3: Related Party Transactions” for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	June 30,		December 31,
	2023	2022	2022
Cash and cash equivalents	$13,271	$11,485	$9,504
Restricted cash	1,758	66	60
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$15,029	$11,551	$9,564

Restricted cash includes $1.7 million donated to MPC as permanently restricted funds under a designated fund agreement. The agreement allows for limited annual distributions of the funds. Other amounts included in restricted cash represent those required to be set aside in the CRD account with Financial Industry Regulation Authority (“FINRA”), funds the Company has deposited with RBC Dain as clearing deposits, and cash maintained in an account with ACCU as collateral for the Company’s secured borrowings. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3: Related Party Transactions

Transactions with Equity Owners

Transactions with AdelFi Credit Union, a California state chartered credit union (“AdelFi”)

The tables below summarize transactions the Company conducts with AdelFi, (formerly Evangelical Christian Credit Union), the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2023	2022
Total funds held on deposit at AdelFi	$3,396	$443
Loan participations purchased from and serviced by AdelFi	67	68

Related party transactions of the Company (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Number of loans purchased from AdelFi	1	—	1	—
Amount of loans purchased from AdelFi	$1,264	$—	$1,264	$—
Interest earned on funds held with AdelFi*	25	—	26	—
Interest income earned on loans purchased from AdelFi	10	1	11	3
Fees paid to AdelFi from MP Securities Networking Agreement	2	2	4	4
Rent expense on lease agreement with AdelFi	36	36	73	73

*Note: Interest income earned in 2022 on loans purchased from AdelFi arose from loans purchased in years prior to 2022.

Loan participation interests purchased:

The tables above show the number of loans purchased from Adelfi and the balance of loans serviced by Adelfi. For these loans management negotiated the pass-through interest rates on a loan-by-loan basis and believes these negotiated terms were equivalent to those that would prevail in an arm’s length transaction.

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

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2023	2022
Total funds held on deposit at ACCU	$172	$246
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	952	964
Amount owed on ACCU secured borrowings	7	7
Amount owed on ACCU line of credit	—	3,000
Loans pledged on ACCU line of credit	6,720	6,823

Related party transactions of the Company (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest earned on funds held with ACCU	$—	$3	$1	$7
Dollar amount of secured borrowings made from ACCU	1	—	—	7
Interest expense on ACCU borrowings	1	20	59	40
Income from broker services provided to ACCU by MPS	7	10	14	23
Fees paid based on MP Securities Networking Agreement with ACCU	10	12	46	52

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

As of June 30, 2023 and December 31, 2022 $7 thousand in participation interests had been sold and were outstanding under this agreement. These have been classified as secured borrowings on our balance sheet. The Company has deposited equal amounts of cash in an account at ACCU as collateral for these borrowings. These funds are considered restricted cash.

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

Line of Credit:

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU. The ACCU line of credit (“ACCU LOC”) is a $5.0 million short-term demand facility with a maturity date of September 23, 2023. See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of the ACCU LOC. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of June 30, 2023, there were no borrowings outstanding on the ACCU line of credit.

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT, an Illinois state chartered financial institution.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2023	2022
Total funds held on deposit at KCT	$1,281	$1,261
Loans pledged on KCT lines of credit	10,771	10,962
Certificates of deposit pledged on KCT Warehouse LOC	1,250	1,250
Outstanding loan participations sold to KCT and serviced by the Company	3,425	3,455

Related party transactions of the Company (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest earned on funds held with KCT	$10	$—	$20	$—
Loans sold to KCT	—	56	7	56
Dollar amount of draws on KCT line of credit	—	—	—	2,000
Interest expense on KCT line of credit	—	—	—	15
Fees paid based on MP Securities Networking Agreement with KCT	11	3	20	44

Funds on deposit with KCT:

On January 13, 2020, the Company purchased $1.0 million of certificates of deposit from KCT. The certificates matured on October 13, 2021, and the funds were transferred to a savings account at KCT. On September 29, 2022, the Company purchased a $1.3 million certificate of deposit from KCT. The certificate matures on June 6, 2024, and carries an interest rate of 2.85%. This certificate is pledged as a compensating balance deposit on one of the lines of credit the Company holds with KCT.

Lines of credit:

On June 6, 2022, the Company terminated the existing $7.0 million Loan and Security Agreement with KCT. It replaced this agreement with two short-term demand credit facilities, a $5.0 million warehouse line of credit (“KCT Warehouse LOC”) and a $5.0 million operating line of credit (“KCT Operating LOC”). See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of June 30, 2023 and December 31, 2022, there were no outstanding balances on either of the lines of credit with KCT.

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

Loan Participation Interests Sold

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and charges KCT a customary fee for servicing the loan. As of June 30, 2023 and December 31, 2022, respectively, the Company serviced $3.4 million and $3.5 million in loan participations that it has sold to KCT.

Transactions with Other Equity Owners

From time to time the Company will engage in transactions with other owners or related parties.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	June 30,	December 31,
	2023	2022
Outstanding loan participations sold to NFCU and serviced by the Company	$4,809	$4,872
Outstanding notes payable to officers and managers	2,628	2,266

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

Debt securities Sold

From time to time, the Company’s Board and members of its executive management team have purchased debt securities from the Company or have purchased investment products through MP Securities. Debt securities payable owned by related parties totaled $2.6 million and $2.3 million as of June 30, 2023 and December 31, 2022, respectively.

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

The Company has also entered into an Administrative Services Agreement with MP Securities. The Administrative Services Agreement provides services such as the use of office space, use of equipment, including computers and phones, and payroll and personnel services. The agreement stipulates that MP Securities will provide ministerial, compliance, marketing, operational, and investor relations-related services in relation to the Company’s debt securities program. As stated above, the Company eliminates all intercompany transactions related to this agreement in its consolidated financial statements.

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

Note 4: Loans Receivable and Allowance for Loan Losses

The Company’s loan portfolio comprises two segments, Non-profit commercial loans to Christian churches and ministries, and for-profit commercial loans. See “Note 1 – Loan Portfolio Segments and Classes” to Part I “Financial Information” of this Report. The loans fall into eight classes:

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

The Company primarily originates or purchases participations in loans that are made to Christian non-profit organizations and churches. The purpose of these loans is to purchase, construct, or improve facilities. Occasionally the company purchases for-profit commercial loans to meet the Company’s revenue and yield goals, as well as to diversify the Company’s loan portfolio. Maturities on the loan portfolio extend through 2038. The loan portfolio had a weighted average interest rate of 6.38% and 6.46% as of June 30, 2023 and December 31, 2022, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	June 30,	December 31,
	2023	2022
Non-profit commercial loans:
Real estate secured	$88,155	$84,878
Other secured	—	225
Unsecured	87	99
Total non-profit commercial loans:	88,242	85,202
For-profit commercial loans:
Real estate secured	4,138	1,840
Total loans	92,380	87,042
Deferred loan fees, net	(198)	(208)
Loan discount	(203)	(207)
Allowance for loan losses	(1,512)	(1,551)
Loans, net	$90,467	$85,076

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses using CECL methodology as of June 30, 2023. Management also believes that the allowance for loan losses was properly calculated as of December 31, 2022, using previously accepted methodology. Upon the adoption of the CECL model on January 1, 2023, the Company recorded a one-time cumulative-effect adjustment to retained earnings on its consolidated balance sheet of $113 thousand. This includes a reduction in retained earnings of $112 thousand to increase the allowance for loan losses based on the additional expected credit losses in the Company’s portfolio on day one of its implementation of the expected loss methodology required by ASU 2016-13.

The following table shows the changes in the allowance for loan losses for the six months ended June 30, 2023 and the year ended December 31, 2022 (dollars in thousands):

	Six months ended
	June 30, 2023
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,530	$21	$1,551
Adjustment related to implementation of CECL model	128	(16)	112
Provision (credit) for loan loss	(159)	8	(151)
Charge-offs	—	—	—
Recoveries	—	—	—
Balance, end of period	$1,499	$13	$1,512

Year ended
December 31, 2022
Segment:	Commercial loans
Balance, beginning of period	$1,638
for loan loss	(296)
Charge-offs	—
Recoveries	209
Balance, end of period	$1,551

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

	Loans and Allowance for Loan Losses (by segment)
	As of
	June 30, 2023	December 31, 2022
Non-profit Commercial Loans:
Individually evaluated for impairment	$11,648	$5,933
Collectively evaluated for impairment	76,594	79,269
Total Non-profit Commercial Loans	88,242	85,202
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	4,138	1,840
Total For-profit Commercial Loans	4,138	1,840
Balance	$92,380	$87,042

Allowance for loan losses:
Non-profit Commercial Loans:
Individually evaluated for impairment	$616	$597
Collectively evaluated for impairment	883	933
Total Non-profit Commercial Loan Allowance	1,499	1,530
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	13	21
Total For-profit Commercial Loan Allowance	13	21
Balance	$1,512	$1,551

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2023
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$45,715	$28,012	$—	$9,889	$213	$—	$83,829
Wholly Owned Other Amortizing	1,425	—	—	1,546	—	—	2,971
Wholly Owned Unsecured Amortizing	28	29	—	—	—	—	57
Wholly Owned Unsecured LOC	58	—	—	—	—	—	58
Participation First	1,327	—	—	—	—	—	1,327
Total Non-profit Commercial Loans	48,553	28,041	—	11,435	213	—	88,242
For-profit Commercial Loans							—
Participation First	1,785	—	—	—	—	—	1,785
Participation Construction	2,353	—	—	—	—	—	2,353
Total For-profit Commercial Loans	4,138	—	—	—	—	—	4,138
Total Loans	$52,691	$28,041	$—	$11,435	$213	$—	$92,380

Credit Quality Indicators (by class)
As of December 31, 2022
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$45,189	$32,080	$—	$5,430	$503	$—	$83,202
Wholly Owned Other Amortizing	1,448	—	—	—	—	—	1,448
Wholly Owned Unsecured Amortizing	—	29	—	—	—	—	29
Wholly Owned Unsecured LOC	295	—	—	—	—	—	295
Wholly Owned Construction	160	—	—	—	—	—	160
Participation First	—	68	—	—	—	—	68
Total Non-profit Commercial Loans	47,092	32,177	—	5,430	503	—	85,202
For-profit Commercial Loans							—
Participation First	1,035	—	—	—	—	—	1,035
Participation Construction	805	—	—	—	—	—	805
Total For-profit Commercial Loans	1,840	—	—	—	—	—	1,840
Total Loans	$48,932	$32,177	$—	$5,430	$503	$—	$87,042

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$5,334	$6,063	$1,088	$12,485	$71,344	$83,829	$—
Wholly Owned Other Amortizing	—	—	—	—	2,971	2,971	—
Wholly Owned Unsecured Amortizing	—	—	—	—	57	57	—
Wholly Owned Unsecured LOC	—	—	—	—	58	58	—
Participation First	67	—	—	67	1,260	1,327	—
Total Non-profit Commercial Loans	5,401	6,063	1,088	12,552	75,690	88,242	—
For-profit Commercial Loans
Participation First	—	—	—	—	1,785	1,785	—
Participation Construction	—	—	—	—	2,353	2,353	—
Total For-profit Commercial Loans	—	—	—	—	4,138	4,138	—
Total Loans	$5,401	$6,063	$1,088	$12,552	$79,828	$92,380	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$6,068	$—	$1,378	$7,446	$75,756	$83,202	$—
Wholly Owned Other Amortizing	—	—	—	—	1,448	1,448	—
Wholly Owned Unsecured Amortizing	—	—	—	—	29	29	—
Wholly Owned Unsecured LOC	—	—	—	—	295	295	—
Wholly Owned Construction	—	—	—	—	160	160	—
Participation First	—	—	—	—	68	68	—
Total Non-profit Commercial Loans	6,068	—	1,378	7,446	77,756	85,202	—
For-profit Commercial Loans
Participation First	—	—	—	—	1,035	1,035	—
Participation Construction	—	—	—	—	805	805	—
Total For-profit Commercial Loans	—	—	—	—	1,840	1,840	—
Total Loans	$6,068	$—	$1,378	$7,446	$79,596	$87,042	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class. The unpaid principal balance reflects the contractual principal outstanding on the loan. Included in the balance of impaired loans are loan modifications that performed according to contractual terms and that the Company has upgraded to pass or watch since the date of the modification. The recorded investment reflects the unpaid principal balance less any interest payments that management has recorded against principal and less discounts taken. No loans in the Company’s commercial loan segment were classified as impaired, non-accrual, or loan modifications as of June 30, 2023. The tables below represent the breakdown by class of the non-profit loan portfolio segment only (dollars in thousands):

	As of	As of
	June 30,	December 31,
Impaired Non-profit commercial Loans (by class)	2023	2022
Wholly Owned First Amortizing
Recorded investment with specific allowance	$3,080	$15,569
Recorded with no specific allowance	20,808	4,598
Total recorded investment	$23,888	$20,167
Unpaid principal balance	$24,253	$20,419
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$1,546	$—
Recorded with no specific allowance	—	—
Total recorded investment	$1,546	$—
Unpaid principal balance	$1,685	$—
Total Impaired Loans
Recorded investment with specific allowance	$4,626	$15,569
Recorded with no specific allowance	20,808	4,598
Total recorded investment	$25,434	$20,167
Unpaid principal balance	$25,938	$20,419

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
Impaired Non-profit Commercial Loans (by class)	2023	2022	2023	2022
Wholly Owned First Amortizing
Average recorded investment	$24,793	$13,173	$22,028	$11,540
Interest income recognized	439	161	737	331
Wholly Owned Other Amortizing
Average recorded investment	1,568	1,635	773	1,635
Interest income recognized	—	—	—	—
Total Impaired Loans
Average recorded investment	$26,361	$14,808	$22,801	$13,175
Interest income recognized	439	161	737	331

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	June 30, 2023	December 31, 2022
Non-profit Commercial Loans:
Wholly Owned First Amortizing	$10,102	$5,933
Wholly Owned Other Amortizing	1,546	—
Total	$11,648	$5,933

The Company modified two loans during the three-month period ended June 30, 2023. A summary of loans the Company modified during the three- and six-month periods ended June 30, 2023 and 2022 is as follows (dollars in thousands):

Loan modifications (by class)
	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Non-profit Commercial Loans:
Wholly Owned First Amortizing
Number of Loans	2	1	2	2
Pre-Modification Outstanding Recorded Investment	$6,253	$1,196	$6,253	$2,192
Post-Modification Outstanding Recorded Investment	6,253	1,196	6,253	2,192
Recorded Investment At Period End	6,247	1,196	6,247	2,192
Total
Number of Loans	2	1	2	2
Pre-Modification Outstanding Recorded Investment	$6,253	$1,196	$6,253	$2,192
Post-Modification Outstanding Recorded Investment	6,253	1,196	6,253	2,192
Recorded Investment At Period End	6,247	1,196	6,247	2,192

One of the non-profit commercial loans the Company modified during the three months ended June 30, 2023 subsequently defaulted during the period. The recorded investment in this loan was $6.1 million as of June 30, 2023. No loans modified during the three- or six-month periods ended June 30, 2022 subsequently defaults during those periods.

The Company has one modified loan that is past maturity as of June 30, 2023. This loan has been completely written off as of June 30, 2023.

When loans are modified, the Company monitors borrower performance according to the terms of the modifications to determine whether there are any early indicators for future default. Management regularly evaluates loan modifications for potential further impairment and will adjust the risk ratings and specific reserves associated with loan modifications as deemed necessary.

As of June 30, 2023, the Company has made no commitments to advance additional funds in connection with loan modifications.

Note 5: Investments in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). Intertex is a managing member of the LLC, with authority to direct operations. The Company is a non-managing member with no authority beyond limited rights granted to the Company by the operating agreement. The

Valencia Hills Project is a joint venture that will develop, and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand and represented 100% of the ownership of the joint venture. Under the terms of the operating agreement, the members of the joint venture are entitled to receive their respective capital contributions until the balance is reduced to zero. After these payments are made, the Company is entitled to receive 30% of the profits generated by the operation of the joint venture or disposition of the property. The Company’s ownership percentage in the joint venture was 74% as of June 30, 2023 and December 31, 2022.

As of June 30, 2023 and December 31, 2022, the value of the Company’s investment in the joint venture was $883 thousand. Management’s impairment analysis of the investment as of June 30, 2023, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in certificates of deposit with an original maturity greater than three months on June 30, 2023 and December 31, 2022.

Details of certificates with original maturities of greater than three months owned by the Company as of June 30, 2023 and December 31, 2022, are as follows (dollars in thousands):

As of June 30, 2023
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	9/29/2022	$1,250	2.85%	6/6/2024

The certificate identified above was purchased from KCT and is pledged as a compensating balance under the terms of the KCT Warehouse LOC. See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities.

Other Investments

In June 2022, the Company entered into two indexed annuity insurance contracts whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years. The Company recognized $31 thousand in income on these investments during the six months ended June 30, 2023.

Additional information related to these investments is as follows (dollars in thousands):

				Income for the three months ended		Income for the six months ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fixed annuity	June 2032	$1,000	$1,049	$30	$15	$31	$15

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$138	$217	$353	$516
Gains on loan sales	7	—	14	3
Other investment income	30	15	31	15
Other non-interest income	4	—	9	—
Non-interest income, out of scope, ASC 606
Lending fees	45	44	95	76
Gain on debt extinguishment	—	300	—	1,800
Charitable contributions, with donor restrictions	1,300	—	1,700	—
Total non-interest income	$1,524	$576	$2,202	$2,410

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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Broker-dealer revenue
Securities commissions
Transactional	$2	$13	$16	$102
AUM	13	12	26	23
	15	25	42	125
Sale of investment company products
Transactional	5	1	8	16
AUM	18	20	35	45
	23	21	43	61
Other insurance product revenue
Transactional	9	71	87	127
AUM	12	10	24	20
	21	81	111	147
Advisory fee income
Transactional	—	—	—	3
AUM	79	90	157	180
	79	90	157	183
Total broker-dealer revenue
Transactional	16	85	111	248
AUM	122	132	242	268
	$138	$217	$353	$516

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the
	Six months ended		Year ended
	June 30,		December 31,
	2023	2022	2022
Loan participation interests sold by the Company	$502	$1,216	$3,716
Total participation interests sold and serviced by the Company	32,248	39,671	34,946
Servicing income	71	69	153

Servicing Assets
Balance, beginning of period	$123	$170	$170
Additions:
Servicing obligations from sale of loan participations	18	3	19
Subtractions:
Amortization	(20)	(45)	(66)
Balance, end of period	$121	$128	$123

ACCU Loan Participation Agreement

As detailed in “Note 3: Related Party Transactions,” effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Sales made under the Master LP Agreement are done on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the six months ended June 30, 2022, the Company sold two loan participations for $7 thousand to ACCU under the provisions of the Master LP Agreement. Due to the recourse provisions of the agreement, the participation sales are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s balance sheet. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the three and six months ended June 30, 2023.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that management valued at $301 thousand at June 30, 2023 and December 31, 2022. There was no allowance for losses on foreclosed assets at June 30, 2023 and December 31, 2022. The Company did not record any provision for losses on foreclosed assets during the three and six months ended June 30, 2023 and 2022.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Foreclosed Asset Expenses	2023	2022	2023	2022
Provision for losses	$—	$—	$—	$—
Operating expenses	5	4	9	9
Total foreclosed asset expenses	$5	$4	$9	$9

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	June 30,	December 31,
	2023	2022

Furniture and office equipment	$528	$528
Computer system	220	220
Leasehold improvements	43	43
Total premises and equipment	791	791
Less accumulated depreciation and amortization	(672)	(651)
Premises and equipment, net	$119	$140

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Depreciation and amortization expense	$11	$11	$21	$22

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of June 30, 2023, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	8.500%	Variable	$—	$—	6/6/2024	$5,975	$1,250
KCT Operating LOC	8.500%	Variable	—	—	6/6/2024	4,797	—
ACCU LOC	8.250%	Variable	—	—	9/23/2024	6,720	—
ACCU Secured	Various	Fixed	7	—	Various	—	7
*Represents cash or certificates of deposit

KCT Lines of Credit

On September 30, 2020, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution. On June 6, 2022, the Company and KCT mutually agreed to terminate this facility and entered into two new facilities. The first facility, the KCT Warehouse LOC, is a $5.0 million short-term demand credit facility with a one-year maturity date ending on June 6, 2024. The KCT Warehouse LOC will automatically renew for another one-year term unless either party furnishes written notice at least 30 days prior to the termination date that it does not intend to renew the agreement. The Company has secured the KCT Warehouse LOC with certain of its mortgage loan investments.

The Company may draw funds on the KCT Warehouse LOC at any time until the line is fully drawn. Repayment of each advance is due 120 days after the advance is made or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At June 30, 2023, the interest rate on the KCT Warehouse LOC was 8.50%. To secure its obligations under the KCT Warehouse LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT Warehouse LOC. The minimum ratio must equal at least 120%. The KCT Warehouse LOC also requires the Company to maintain a deposit of 25% of the total line limit to borrow on the facility. In September 2022, the Company purchased a $1.25 million certificate of deposit from KCT that satisfies this requirement. A total of $6.0 million in loans were pledged on this facility as of June 30, 2023. At June 30, 2023, there were no outstanding borrowings on the KCT Warehouse LOC.

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

The Company may draw funds on the KCT Operating LOC at any time until the line is fully drawn. Repayment by the termination date or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At June 30, 2023, the interest rate on the KCT Warehouse LOC was 8.50%. To secure its obligations under the KCT Operating LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking the outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed less the secured cash on the KCT Operating LOC. The minimum ratio must equal at least 120%. A total of $4.8 million in loans were pledged on this facility as of June 30, 2023. At June 30, 2023, there were no outstanding borrowings on the KCT Operating LOC.

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

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU. The ACCU LOC is a revolving $5.0 million short-term demand credit facility with an initial one-year maturity date of September 23, 2022. The facility was automatically renewed for an additional one-year term that matures on September 23, 2023. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least ninety (90) days prior to the termination date that it does not intend to renew the agreement. As the date to terminate the facility had passed as of June 30, 2023 without either party furnishing written notice, the facility will renew at September 23, 2023 and carry a maturity date of September 23, 2024. The facility carried an outstanding balance of $3.0 million at December 31, 2022. There was no outstanding balance on the facility as of June 30, 2023. The interest rate on the facility is equal to the prime rate as published in the Wall Street Journal plus 0.75%. This rate is adjusted on January 10th each year to account for the current prime rate but cannot be adjusted below 4.00%. The interest rate on the ACCU LOC was 8.25% on June 30, 2023.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that always equals or exceeds $10.0 million during the term of the loan. The

ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at June 30, 2023. A total of $6.7 million in loans were pledged on this facility as of June 30, 2023 and December 31, 2022.

ACCU Secured Borrowings

As detailed in “Note 3: Related Party Transactions,” on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $7 thousand in secured borrowings were outstanding under the Master LP Agreement as of June 30, 2023 and December 31, 2022. These borrowings have various contractual maturities ranging from 2028 to 2032.

Note 11: Debt Securities Payable

The table below provides information on the Company’s debt securities payable (dollars in thousands):

		As of		As of
		June 30, 2023		December 31, 2022
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$17,867	4.26%	$20,698	4.27%
2021 Class A Offering	Unsecured	61,553	4.60%	45,935	4.04%
Public Offering Total		$79,420	4.52%	$66,633	4.11%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$13,660	4.66%	$12,525	4.56%
Private Offering Total		$13,660	4.66%	$12,525	4.56%

Total Debt Securities Payable		$93,080	4.54%	$79,158	4.19%

Future maturities for the Company’s debt securities during the twelve-month periods ending June 30, are as follows (dollars in thousands):

2024	$43,711
2025	14,120
2026	17,678
2027	14,168
2028	3,403
Total	$93,080
Debt issuance costs	47
Debt securities payable, net of debt issuance costs	$93,033

Debt issuance costs related to the Company’s debt securities payable, net of amortization, were $47 thousand and $58 thousand at June 30, 2023 and December 31, 2022, respectively.

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

SEC Registered Public Offerings

Class 1A Offering.

In February 2018, the Company launched its Class 1A Notes Offering. Pursuant to a Registration Statement declared effective on February 27, 2018, the Company registered $90 million of its Class 1A Notes in two series – fixed and variable notes. The Class 1A Notes are unsecured. The interest rate paid on the Fixed Series Notes is determined in reference to a Constant Maturity Treasury Index published by the U.S. Department of Treasury (“CMT Index”) in effect on the date that the note is issued plus a rate spread as described in the Company’s Class 1A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate. The Class 1A Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of June 30, 2023 and December 31, 2022. The Company issued the Class 1A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank. The Class 1A Offering expired on December 31, 2020.

2021 Class A Offering.

In January 2021, the Company launched its 2021 Class A Notes Offering. Pursuant to a Registration Statement declared effective on January 8, 2021, the Company registered $125 million of its 2021 Class A Notes in two series – fixed and variable notes. The 2021 Class A Notes are unsecured. Like the Class 1A Notes Offering, the interest rate paid on the Fixed Series Notes is determined in reference to a CMT Index published by the U.S. Department of Treasury in effect on the date that the note is issued plus a rate spread as described in the Company’s 2021 Class A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate but will be replaced by the Secured Overnight Financing Rate (“SOFR”) effective as of July 1, 2023. The Federal Reserve Bank of New York establishes the SOFR, with adjustments made as deemed appropriate. The 2021 Class A Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of June 30, 2023 and December 31, 2022. The Company issued the 2021 Class A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the dollar amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants as of June 30, 2023 and December 31, 2022.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	June 30, 2023	December 31, 2022
Undisbursed loans	$301	$355

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

The following table details activity in the allowance for credit losses on off-balance sheet commitments (dollars in thousands):

	Six months ended	Year ended
	June 30, 2023	December 31, 2022
Balance, beginning of period	$—	$—
Adjustment related to implementation of CECL model	1	—
Provision for losses on unfunded commitments	—	—
Balance, end of period	$1	$—

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

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2023	2022	2023	2022	2022
Lease cost
Operating lease cost	$44	$42	$88	$87	$175
Other information
Cash paid for operating leases	44	46	95	96	185
Right-of-use assets obtained in exchange for operating lease liabilities	—	84	—	106	106
Lease liabilities recorded	—	84	—	101	101
Weighted average remaining lease term (in years)	1.02	1.91	1.02	1.91	1.46
Weighted-average discount rate	4.28%	4.38%	4.28%	4.38%	4.33%

Future minimum lease payments and lease costs for the twelve months ending June 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2024	$113	$110
2025	28	28
Total	$141	$138

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

Note 14: Retirement Plans

401(k)

All the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required, and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the six months ended June 30, 2023 and 2022 were $50 thousand and $51 thousand, respectively.

Profit Sharing

The profit-sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee’s annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit-sharing contribution for the six months ended June 30, 2023 and 2022.

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

For purposes of the SERP, Mr. Turner’s accrued benefit is subject to a maximum sum of $600,000, with payments made annually in equal monthly installments over a ten-year period. The Company is liable for the entire amount of this benefit unless Mr. Turner incurs a separation of service prior to August 2024, at which point the benefit will be fully vested. As of August 2022, Mr. Turner’s benefit was 70% vested and increases by 15% each August until it is fully vested. The Company’s management has determined that such a separation is unlikely to occur prior to the vesting date and had accrued the entire benefit as of June 30, 2023.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at June 30, 2023 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$15,029	$15,029	$—	$—	$15,029
Certificates of deposit	1,250	—	1,248	—	1,248
Loans, net	90,467	—	—	87,890	87,890
Investment in joint venture	883	—	—	883	883
Other investments	1,049	—	—	1,049	1,049
Accrued interest receivable	406	—	—	406	406
Servicing assets	121	—	—	121	121
FINANCIAL LIABILITIES:
Other secured borrowings	7	—	—	7	7
Debt securities payable	93,033	—	—	92,932	92,932
Other financial liabilities	546	—	—	546	546

		Fair Value Measurements at December 31, 2022 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$9,564	$9,564	$—	$—	$9,564
Certificates of deposit	1,250	—	1,243	—	1,243
Loans, net	85,076	—	—	83,525	83,525
Investments in joint venture	870	—	—	870	870
Other investments	1,018	—	—	1,018	1,018
Accrued interest receivable	477	—	—	477	477
Servicing assets	123			123	123
FINANCIAL LIABILITIES:
Lines of credit	$3,000	$—	$—	$3,026	$3,026
Other secured borrowings	7	—	—	7	7
Debt securities payable	79,100	—	—	78,330	78,330
Other financial liabilities	462	—	—	462	462

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2023 and December 31, 2022.

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

Debt securities payable – Management estimates the fair value of fixed maturity notes by discounting the future cash flows of the notes. The discount rate the Company uses is the rates currently offered for debt securities payable of similar remaining maturities. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the notes.

Lines of Credit, Term-debt, Other Secured Borrowings – Management estimates the fair value of borrowings from financial institutions discounting the future cash flows of the borrowings. The discount rate the Company uses is the current incremental borrowing rate for similar types of borrowing arrangements.

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties’ credit standing. The fair value of loan commitments is insignificant at June 30, 2023 and December 31, 2022.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2023:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$5,495	$5,495
Investment in joint venture	—	—	883	883
Other investments	—	—	1,049	1,049
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,728	$7,728

Assets at December 31, 2022:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,259	$5,259
Investments in joint venture	—	—	870	870
Other investments	—	—	1,018	1,018
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,448	$7,448

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at June 30, 2023 and December 31, 2022. As such, the Company has determined that the carrying value of its other investments equals its fair value at June 30, 2023 and December 31, 2022.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

June 30, 2023
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$5,495	Discounted appraised value	Selling cost / Estimated market decrease	10% - 81% (18%)
Investment in joint venture	883	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,049	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2022
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,259	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (28%)
Investments in joint venture	870	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,018	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2022, and 2021, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2022, and 2021, MP Realty had federal and state net operating loss carryforwards of approximately $432 thousand and $422 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate as of June 30, 2023 and December 31, 2022.

MPC is a private foundation that is subject to a federal excise tax on net investment income. It may reduce its federal excise tax rate from 2% to 1% by exceeding a certain payout target for the year. MPC’s provision for current federal excise tax is based on a 1%

rate on net investment income. Each year the current federal excise tax is levied on interest and dividend income and net realized gains (if any). In addition, MPC may become subject to current federal and state unrelated business income (“UBI”) tax in connection with certain activities. MPC is currently not subject to UBI. Management believes that MPC has appropriate support for the excise and other tax positions taken and, as such, does not have any uncertain tax positions that have a material impact on MPC’s financial position or change in total net assets.

Tax years ended December 31, 2019 through December 31, 2022, remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2018 through December 31, 2022, remain subject to examination by the California Franchise Tax Board and various other state jurisdictions.

Note 17: Segment Information

The Company’s reportable segments are strategic business units that each offer a unique set of products and services that differ from each other. The Company manages the segments separately because each business requires different management, personnel skills, and marketing strategies.

The Company has three reportable segments that represent the primary businesses reported in the consolidated financial statements: the finance company (the parent company), the broker-dealer (MP Securities), and the charitable organization (Ministry Partners for Christ). The finance company segment uses funds from the sale of debt securities, income from operations, and the sale of loan participations to originate or purchase mortgage loans. The finance company also services loans. MP Securities generates fee income by selling debt securities and other investment and insurance products, as well as providing investment advisory and financial planning services. The charitable organization, MPC, accepts contributions and makes charitable grants to Christian educational organizations.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue from external sources
Finance Company*	$1,546	$1,748	$2,962	$4,808
Broker-Dealer	218	233	465	532
Charitable Organization	1,306	—	1,706	—
Adjustments / Eliminations	—	—	—	—
Total	$3,070	$1,981	$5,133	$5,340

Revenue from internal sources
Finance Company	$—	$—	$—	$—
Broker-Dealer	329	209	790	494
Charitable Organization	—	—	—	—
Adjustments / Eliminations	(329)	(209)	(790)	(494)
Total	$—	$—	$—	$—

Interest expense
Finance Company	$1,467	$1,089	$2,719	$2,240
Broker-Dealer	—	—	—	—
Charitable Organization	—	—	—	—
Adjustments / Eliminations	(386)	(278)	(720)	(568)
Total	$1,081	$811	$1,999	$1,672

Total non-interest expense and provision for tax
Finance Company	$745	$801	$1,706	$2,448
Broker-Dealer	333	325	747	897
Charitable Organization	5	41	5	51
Adjustments / Eliminations	—	(50)	—	(50)
Total	$1,083	$1,117	$2,458	$3,346

Net profit (loss)
Finance Company	$(676)	$(166)	$(1,312)	$184
Broker-Dealer	214	118	509	130
Charitable Organization	1,301	(41)	1,701	(52)
Adjustments / Eliminations	56	118	(71)	123
Total	$895	$29	$827	$385

*Note: Finance Company revenue includes gains on debt extinguishment of $300 thousand for the quarter ended June 30, 2022 and $1.8 million for the six months ended June 30, 2022.

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Total assets
Finance Company	$103,182	$94,523
Broker-Dealer	5,002	4,553
Charitable Organization	2,069	368
Other Segments	56	55
Adjustments / Eliminations	(114)	(136)
Total	$110,195	$99,363

Note 18: Not-for-profit Disclosures

The following represent required disclosures of MPC, the Company’s wholly owned, not-for-profit organization.

At June 30, 2023, and December 31, 2022, the Company had $303 thousand in cash held in a checking account available to meet general expenditure needs for the next twelve months. This does not include $1.7 million in cash that carries permanent donor restrictions. There were no board designated reserve requirements as of June 30, 2023, and December 31, 2022. Management believes the cash available for use by MPC is sufficient to cover its expenses.

At June 30, 2023, MPC had $2.1 million in net assets, $1.7 million of which is permanently restricted by donors. At December 31, 2022, MPC had $368 thousand in net assets, none of which was permanently restricted by donors.

A breakdown of expenses for MPC for the three- and six-month periods ended June 30, 2023 and 2022, is as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Expenses
Charitable grants	$—	$40	$—	$50
General and administrative expenses	5	1	5	1
Total	$5	$41	$5	$51

The change in net assets for MPC for the three- and six-month periods ended June 30, 2023 and 2022 is as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Change in net assets	1,301	(41)	1,701	(52)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three- and six-month periods ended June 30, 2023, and 2022. It should be read in conjunction with our December 31, 2022, Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

OVERVIEW

The effects of the worldwide pandemic have continued to lessen in severity and indicators of economic activity have rebounded from their weakest levels. However, rising prices have become a concern and as a result, the Federal Reserve Board (“FRB”) raised the fed funds target rate up from 0.00% - 0.25% at the beginning of 2022 to 4.25% - 4.50% as of December 31, 2022. Furthermore, the FRB raised the fed funds target by a total of 0.75% to 5.00% - 5.25% during the first half of 2023 as they attempt to reduce inflation. The FRB’s median projection of the fed funds rate at the end of 2023 is 5.6%. In addition to these factors, in the first quarter of 2023, the Federal Deposit Insurance Corporation (“FDIC”) closed two banks and facilitated the buyout of another large bank in the second quarter of 2023. Due to these factors, among others, we continue to watch the impact of rising interest rates and the subsequent impact on the overall economy.

Trends and Strategic Objectives

For the three- and six-month periods ended June 30, 2023, and for the year ended December 31, 2023, Company management has identified the following key trends and strategic objectives:

●	Debt Reduction Strategy. Total assets on the balance sheet have decreased from $153 million as of December 31, 2020, to $110 million as of June 30, 2023. Over the past three years, the Company evaluated the opportunity to make principal debt reductions on its term debt facility at discounts that would net the Company significant gains. These discounts resulted in a $1.8 million gain on debt extinguishment for the year ended December 31, 2022. The Company was able to make these payments using proceeds received from the sale of loan participations, proceeds from principal payments received when borrowers refinanced their loans, and from cash resources the Company had accumulated.
●	Increase Loan Investments. Now that the Company’s debt reduction strategy has been successfully implemented, the Company intends to focus its resources on growing its on-book portfolio of commercial real estate loans to both ministry related borrowers as well as faith-based entrepreneurs. We also intend to expand our investment in business loans made to Christian businesses for commercial purposes. For the six months ended June 30, 2023, the Company increased its net loans receivable by $5.4 million (6.3%), from $85.1 million to $90.5 million.
●	Improve Net Interest Income on Loan Investments. Our strategy of downsizing the Company’s balance sheet has resulted in lower interest income from our commercial loan portfolio. As we incrementally paid off our term debt facility over the preceding three years, total assets declined, and our net interest income was subsequently reduced. Company management anticipated that its debt reduction strategy would cause a short-term reduction in net interest income but believes that the long-term benefits of building capital, net equity, and eliminating debt at a discount far outweighed the costs of lower net interest income we expected to earn in the first two quarters of 2023. We have begun to increase the amount of loan investments on our balance sheet, and we expect to see interest income on loans grow as well. Interest income on loans grew by $75 thousand in the second quarter compared to the first quarter of 2023. For the remainder of 2023, Company management intends to focus on improving net interest income on its loan investments by adjusting, as needed, the interest rates it offers on its loans as well as closely monitoring the rates it offers on its debt securities.
●	Building the Company’s Capital. As a result of implementing the Company’s debt reduction strategy, the Company’s capitalization and total members equity reached its highest point, up to that time, on December 31, 2022. When the Company commenced its debt reduction strategy in August 2020, its total net equity was $11.1 million. As of June 30, 2023, the Company’s total equity is $15.0 million. During the six-month period ended June 30, 2023, the Company’s total assets increased by $10.8 million, representing an increase of 11%, compared to December 31, 2022. This increase resulted from the net growth of $13.9 million of the Company’s debt securities during this period. The Company also has $15.0 million in credit facilities that we can use to expand our investment portfolio. Company management’s purposeful strategy to eliminate the Company’s long-term debt has strengthened our capitalization, our net equity and has provided our investors with a stronger financial company that supports our debt securities program.
●	Improving Core Business Profitability. Over the past three years, the Company’s net income has primarily relied upon on income generated through gains reported from principal payments made on our term debt facility at a discount. The Company’s intentional strategy of using available cash resources to incrementally reduce our term debt resulted in having less cash resources available to make loan investments. As expected, for the six-month period ended June 30, 2023, we have generated less interest income through our smaller loan portfolio, and we have relied primarily upon other income sources for our earnings. For the six months ended June 30, 2023, we had net income of $895 thousand. However, we would have had a net loss of $805 thousand, but we received charitable contributions of $1.7 million made to our wholly owned charitable foundation, Ministry Partners for Christ (“MPC”). As a charitable gift made pursuant to a gift agreement, MPC is required to set aside these funds to be used for designated charitable purposes. As a result, the $1.7 million gift cannot be used to fund the Company’s core business operations and investments. MPC serves as a key component in helping the Company fulfill our missional purpose and we plan to strategically position MPC to receive future charitable gifts that will further the charitable and religious objectives of MPC.

Now that the Company has paid off our term debt credit facility, we are focused on improving the profitability of our core business operations through making profitable commercial loans and growing our non-interest generating sources of income from our faith-based investment advisory services. For the remainder of 2023, the Company intends to focus on the following objectives:

(i)	Investing in and growing our commercial loan investments through loan originations, purchase of loan participation interests, and cooperative efforts with our strategic partners to increase the commercial loans we make to non-profit organizations and faith-based businesses;
(ii)	Continuing our efforts to reduce non-interest expenses by outsourcing certain loan administration services;
(iii)	Increasing the sale of our debt securities to finance the growth in the Company’s balance sheet;
(iv)

Effectively managing pressures on the Company’s net interest margin on its loan investments in response to an inverted yield curve in financial markets that results in higher short-term costs on our debt securities while the Company makes longer term investments with the commercial loans it originates; and

(v)	Continuously expanding the revenues earned by the investment advisory, broker-dealer, and insurance operations at Ministry Partners Securities, LLC.

Financial Condition

Comparison of Financial Condition on June 30, 2023, and December 31, 2022

			Comparison
	2023	2022	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$13,271	$9,504	$3,767	40%
Restricted cash	1,758	60	1,698	2830%
Certificates of deposit	1,250	1,250	—	—%
Loans receivable, net of allowance for loan losses of $1,512 and $1,551 as of June 30, 2023 and December 31, 2022, respectively	90,467	85,076	5,391	6%
Accrued interest receivable	406	477	(71)	(15%)
Investment in joint venture	883	870	13	1%
Other investments	1,049	1,018	31	3%
Property and equipment, net	119	140	(21)	(15%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	121	123	(2)	(2%)
Other assets	570	544	26	5%
Total assets	$110,195	$99,363	$10,832	11%
Liabilities and members’ equity
Liabilities:
Lines of credit	$—	$3,000	$(3,000)	100%
Other secured borrowings	7	7	—	100%
Debt securities payable, net of debt issuance costs of $47 and $58 as of June 30, 2023 and December 31, 2022, respectively	93,033	79,100	13,933	18%
Accrued interest payable	362	281	81	29%
Other liabilities	1,797	2,349	(552)	(23%)
Total liabilities	95,199	84,737	10,462	12%
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	—	1,700	—%
Accumulated equity	72	1,402	(1,330)	(95%)
Total members' equity	14,996	14,626	370	3%
Total liabilities and members' equity	$110,195	$99,363	$10,832	11%

Cash and Loans

For 2022, our strategy shifted from maintaining our balance sheet size to strengthening capital through the gains on the discounted term debt payoff. With the debt retirement completed in 2022, our strategy going forward will be to grow our balance sheet and our loan portfolio to increase our net interest income. We plan to rely on the sale of our debt securities to fund the growth of our on-book loan portfolio. For the six months ended June 30, 2023, assets grew 11% due to our sale of an additional $13.9 million of debt securities payable. As of June 30, 2023, these funds were invested in both cash and our loan portfolio. Our cash balances grew by $3.8 million, and our net loans receivable grew by $5.4 million. Our loans receivable portfolio grew due to loan purchases of $6.0 million and loan originations of $2.7 million. For the remainder of the year, we expect to invest in our loan receivable portfolio by originating new loans as well as purchasing loans from other financial institutions. Because we plan to grow our loan portfolio, we do not anticipate selling participation loans other than facilitating large origination transactions or for other operational needs.

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

Debt securities Payable

Our debt securities payable consist of securities sold under publicly registered security offerings as well as notes sold in private placement offerings. For the six months ended June 30, 2023, net debt securities payable increased by $13.9 million. This is attributable to additional marketing and relationship-building efforts we have made to accomplish our growth goals. Over the last several years, we have expanded our debt securities program by building relationships with other faith-based organizations whereby we can offer our various debt securities products to these organizations and the ministries they serve. Concurrently, MP Securities has continued to increase its retail customer base through client referrals and its networking agreements with key strategic partners.

Members’ Equity

Our total members’ equity increased 3% to $15.0 million for the six months ended June 30, 2023, which resulted in a capital to asset ratio of 13.6%. During the six-month period ended June 30, 2023, the Company’s wholly owned charitable foundation, Ministry Partners for Christ, received a $1.7 million charitable contribution. Pursuant to a gift agreement entered into with the donor, the gift has been set aside as a restricted gift that must be used to further the donor’s religious and charitable purposes.

The increase in members’ equity was attributable to net income of $827 thousand and the one-time cumulative-effect adjustment to retained earnings of $113 thousand upon the adoption of the CECL model on January 1, 2023, offset by dividends to members of $344 thousand.

Liquidity and Capital Resources

Liquidity Management

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and has a contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 17% at June 30, 2023, which is above the minimum set by our policy. Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have sufficient liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be correct. Management believes that we hold adequate sources of liquidity to meet our liquidity needs and have the means to generate more liquidity if necessary.

During the quarter ended March 31, 2023, the banking sector experienced volatility because of disruptions to the banking system resulting from multiple bank failures. We did not maintain accounts at these failed banks. However, a significant portion of our cash currently on deposit with financial institutions exceeds insured limits. We limit exposure relating to our short-term financial instruments by diversifying these financial instruments among various counterparties. Generally, deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore we believe bear minimal credit risk. However, if necessary, in addition to these risk mitigation measures we have access to full government-insured banking products into which we could place up to $30 million the same day.

Growing Liquidity Sources

In 2022, the Company expanded its lines of credit available at financial institutions to three lines with a total of $15 million in credit available. As of June 30, 2023, we had no outstanding balance on our lines of credit and had all $15 million available to borrow. More information on our lines of credit is available below under the section titled “Credit Facilities and Other Borrowings.”

The Company is also expanding its sale of its investor debt securities through additional marketing and relationship-building activities. As described earlier, we increased our investor debt securities by $13.9 million during the six months ended June 30, 2023. We expect to continue to grow our investor debt securities portfolio throughout the remainder of the year.

We have also sold loan participations to generate liquidity and believe we can generate additional funding from this source in the future. Because our current strategy is to grow our loan portfolio and increase the amount of interest earning assets on our balance sheet, we expect that we will not sell loan participation in 2023 other than to facilitate the origination of loans that are larger than the amount management prefers to keep on our balance sheet or for other operational reasons. We limit the size of loans we keep on the balance sheet to limit the risk of being over concentrated on any one loan. For the six months ended June 30, 2023, we sold $502 thousand in loan participations.

Debt Securities

The table below presents a schedule of our maturing debt securities over three-month increments during the next year, as well as those that are immediately redeemable by investors (dollars in thousands):

Redeemable debt securities	$6,740
Debt securities maturing in the next 12 months	50,351
Debt securities maturing after 12 months	42,729
Total	$93,080
Debt issuance costs	47
Debt securities, net of debt issuance costs	$93,033

Historically, we have been successful in generating reinvestments by our debt security holders when the notes they hold mature. Our note renewal rate remains stable, and our advisory team continues to expand their clientele, which has also increased new debt securities sales.

The table below shows the renewal rates of our maturing notes over the last three years ended December 31:

2022	63%
2021	55%
2020	60%

The renewal rates for the periods ended June 30, 2023, as compared to June 30, 2022, are as follows:

●	Three-month period ended June 30, 2023: 66%
●	Six-month period ended June 30, 2023: 67%
●	Three-month period ended June 30, 2022: 49%
●	Six-month period ended June 30, 2022: 55%

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s outstanding debt payable as of June 30, 2023 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	8.500%	Variable	$—	$—	6/6/2024	$5,975	$1,250
KCT Operating LOC	8.500%	Variable	—	—	6/6/2024	4,797	—
ACCU LOC	8.250%	Variable	—	—	9/23/2024	6,720	—
ACCU Secured	Various	Fixed	7	—	Various	—	7
*Represents cash or certificates of deposit

We can draw up to $10 million on the revolving lines of credit. In addition, we can draw up to $5 million on the KCT Warehouse LOC to facilitate warehousing new loan originations. Each draw on the KCT Warehouse LOC needs to be paid down after 120 days. The ACCU secured borrowings comprise loan participation sales that are classified as secured borrowings and will pay down as the loans amortize.

Debt Covenants

Under our credit facility agreements and our debt securities documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of June 30, 2023, we are in compliance with our covenants on our debt securities payable, KCT Warehouse LOC, KCT Operating LOC, and ACCU LOC.

●	For additional information regarding our debt securities payable, refer to “Note 11. Debt Securities Payable” to Part I “Financial Information” of this Report.
●	For additional information on our credit facilities, refer to “Note 10. Credit Facilities” to Part I “Financial Information” of this Report.

Results of Operations: June 30, 2023

The analysis below compares the Company’s results of operations for the three- and six-month periods ended June 30, 2023 and 2022.

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

The following tables provide information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$16,644	$173	4.18%	$16,511	$11	0.27%
Interest-earning loans [1]	77,748	1,373	7.10%	83,150	1,394	6.72%
Total interest-earning assets	94,392	1,546	6.59%	99,661	1,405	5.65%
Non-interest-earning assets	12,952	—	—%	7,021	—	—%
Total Assets	$107,344	$1,546	5.79%	$106,682	$1,405	5.28%

Liabilities:
Debt securities payable gross of debt issuance costs	91,041	1,025	4.53%	73,687	679	3.70%
Other debt	73	1	5.51%	16,481	112	2.73%
Total interest-bearing liabilities	91,114	1,026	4.53%	90,168	791	3.52%
Debt issuance cost		55			20
Total interest-bearing liabilities net of debt issuance cost	$91,114	$1,081	4.77%	$90,168	$811	3.61%

Net interest income		$465			$594
Net interest margin			1.98%			2.39%
[1]	Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$1	$161	$162
Interest-earning loans	(96)	75	(21)
Total interest-earning assets	(95)	236	141
Increase (Decrease) in Interest Expense:
Debt securities payable gross of debt issuance costs	177	169	346
Other debt	(167)	56	(111)
Debt issuance cost	—	35	35
Total interest-bearing liabilities	10	260	270
Change in net interest income	$(105)	$(24)	$(129)

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$14,010	$261	3.77%	$16,946	$15	0.18%
Interest-earning loans [1]	79,371	2,670	6.80%	85,732	2,915	6.86%
Total interest-earning assets	93,381	2,931	6.35%	102,678	2,930	5.75%
Non-interest-earning assets	10,144	—	—%	7,963	—	—%
Total Assets	103,525	2,931	5.72%	110,641	2,930	5.34%

Liabilities:
Debt securities payable gross of debt issuance costs	85,664	1,865	4.40%	75,397	1,367	3.66%
Other debt	1,532	59	7.79%	18,368	251	2.76%
Total interest-bearing liabilities	$87,196	1,924	4.46%	$93,765	1,618	3.48%
Debt issuance cost		75			54
Total interest-bearing liabilities net of debt issuance cost	$87,196	1,999	4.64%	$93,765	1,672	3.60%

Net interest income		$932			$1,258
Net interest margin			2.02%			2.47%

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(4)	$250	$246
Interest-earning loans	(220)	(25)	(245)
Total interest-earning assets	(224)	225	1
Increase (Decrease) in Interest Expense:
Investor notes payable gross of debt issuance costs	199	299	498
Other debt	(371)	179	(192)
Debt issuance cost	—	21	21
Total interest-bearing liabilities	(172)	499	327
Change in net interest income	$(52)	$(274)	$(326)

Total interest income for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, increased due to a rate variance on our interest-earning investment accounts due to an overall market rate increase in banking products. The average yield on our investments increased from 0.27% at June 30, 2022 to 4.18% at June 30, 2023. This was offset by a $21 thousand decrease in interest income from interest-earning loans. This decrease was due to a lower average balance on interest earning loans offset by higher average rates on the loans. The higher loan yields are also due to increased market rates. The volume variance on loans was due to loan participation sales and early payoffs on our loan portfolio that occurred in 2022 to fund the retirement of our term-debt. We intend to continue to grow our loan portfolio during the remainder of 2023. These are the same reasons for the variances on the six months ended June 30, 2023. In addition, to the items above, the rate variance on interest earning loans is due to management writing off $102 thousand of accrued interest in the first quarter of 2023 on one loan when the loan became impaired. The weighted average rate of our loan portfolio was 6.38% as of June 30, 2023, an increase from 6.16% as of June 30, 2022, due to higher rates being offered on our loans. Offering rates are higher due to the Fed Funds Rate increases described earlier.

For the three months ended June 30, 2023, total interest expense increased due both to a volume and rate variance on debt securities payable. This was due to the growth in debt securities we described earlier as well as the overall market increase in rates. Interest expense was offset somewhat by the term-debt extinguishment we also described earlier. These were also the same reasons for the variances for the six months ended June 30, 2023, and 2022.

Overall net interest income decreased by $129 thousand for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to the items described above. Net interest income decreased by $326 thousand for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, for the same reason. For the three months ended June 30, 2023, compared to the three months ended June 30, 2022, net interest margin decreased 41 basis points. This is a result of the items described above. A smaller net interest margin is to be expected when market interest rates such as treasuries have an inverted yield curve, which means shorter term rates are higher than longer term rates. This is because the company lends its funds out at longer term rates (typically five years) and funds the loan with debt securities with maturities typically less than five years. Most financial institutions will see smaller net interest margins with inverted yield curves. In addition, our margin is also lower due to the extinguishment of the term debt. The term debt had a fixed 2.52% rate, which has been replaced with debt securities payable. For the quarter ended June 30, 2023, the average rate on our debt securities payable was 4.53%. For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, net interest margin decreased 45 basis points for the same reasons.

Provision and non-interest income and expense

	Three months ended				Six months ended
	June 30,		Comparison		June 30,		Comparison
	(in thousands)				(in thousands)
	2023	2022	$ Diff	% Diff	2023	2022	$ Diff	% Diff
Net interest income	$465	$594	$(129)	(22%)	$932	$1,258	$(326)	(26%)
Provision (credit) for loan losses	11	24	(13)	(54%)	(151)	(63)	(88)	140%
Net interest income after provision (credit) for loan losses	454	570	(116)	(20%)	1,083	1,321	(238)	(18%)
Total non-interest income	1,524	576	948	165%	2,202	2,410	(208)	(9%)
Total non-interest expenses	1,078	1,112	(34)	(3%)	2,448	3,336	(888)	(27%)
Income before provision for income taxes	900	34	866	2547%	837	395	442	112%
Provision for income taxes and state LLC fees	5	5	—	—%	10	10	—	—%
Net income	$895	$29	$866	2986%	$827	$385	$442	115%

Net interest income after provision for loan losses decreased by $116 thousand for the quarter ended June 30, 2023, over the quarter ended June 30, 2022. This decrease was primarily due to the increase in net interest expense related to the volume and rate variance on debt securities described above. For the six months ended June 30, 2023, a credit for loan losses increased by $88 thousand over the prior year due to a loan moving to collateral dependent status. This loan is fully covered by collateral so the collectively reviewed charge was removed and no additional provision added, which resulted in a credit for loan loss for the six months ended June 30, 2023.

The increase in total non-interest income for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, as shown in the table above, was due mostly to a $1.3 million gift to our private foundation, MPC. Offsetting the increase somewhat was a gain on debt extinguishment of $300 thousand for the quarter ended June 30, 2022, whereas there is no gain on debt extinguishment in 2023 as the debt was retired at the end of 2022. For the six months ended June 30, 2023, we recognized $1.7 million in charitable contributions to our private foundation. For the six months ended June 30, 2022, we recognized $1.8 million in gain on debt extinguishment. Also, our broker dealer commissions and fees were lower by $163 thousand for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This was due to fewer sales of securities products during the six months ended June 30, 2023.

Non-interest expense decreased by $34 thousand for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. For the six months ended June 30, 2023, non-interest expenses decreased by $888 thousand. This decrease was mostly due to $600 thousand expense taken during the six months ended June 30, 2022, in connection with the establishment of a SERP for our President and Chief Executive Officer. This was a non-recurring expense. In addition, salaries and benefits are lower due to staff reductions in the first quarter of this year.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2023. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three- and six-month periods ended June 30, 2023, and 2022.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of June 30, 2023, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language):

(i)
Consolidated Statements of Income for the three-month periods ended June 30, 2023 and 2022;
(ii)
Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022;
(iii)
Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022; and
(iv)
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

Dated: August 10, 2023

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By:	/s/ Joseph W. Turner, Jr.
Joseph W. Turner, Jr.,
Chief Executive Officer