Form 10-K
period 2023-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2024-03-28
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number:  333-4028-LA

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Exact name of small business issuer in its charter)

CALIFORNIA	26-3959348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Pointe Drive, Brea, CA 92821	92821
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(714) 671-5720
Securities registered under 12(b) of the Exchange Act:	None
Securities registered under 12(g) of the Exchange Act:	None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Emerging Growth Company ☐	Smaller reporting company filer ☑

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of May 4, 2017 (the last date any sale or exchange was made of our Class A Common Units), the aggregate market value of the registrant’s Class A Common Units held by non-affiliates was estimated to have no value. As of June 29, 2018 (the last date any sale or exchange was made of our Series A Preferred Units), the market value of the Series A Preferred Units was estimated at $67.50 per share or $7,904,250. The registrant has sold no Class A Common Units within the past sixty days and there is no public market value for the registrant’s Class A Common Units. The number of Class A Common Units outstanding, as of December 31, 2023, was 146,522.

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

OUR COMPANY

Contact Information

Location of principal office	1 Pointe Drive, Suite 205, Brea, California 92821

Telephone number	(800) 753-6772

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

Throughout this document, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company,” “we,” “us,” or “our.”

Our Identity and History

Purpose and Mission

We are a financial services company whose mission is to strengthen Christian stewardship by providing financial products and services to organizations, businesses, and individuals.

We serve churches, ministries, individuals, businesses, and other financial institutions. We provide our clients with high quality advice based upon sound biblical and business principles through our investment advisory, insurance agency, broker-dealer, church financing, or servicing operations.

Organization

We are a credit union service organization (CUSO) owned by 11 credit unions and organized as a California limited liability company. We commenced operations in 1991.

Our Subsidiaries:

●	Ministry Partners Securities, LLC. (“MP Securities”);
●	Ministry Partners for Christ, Inc. (“MPC”);
●	Ministry Partners Funding, LLC. (“MPF”); and
●	MP Realty Services, Inc. (“MP Realty”).

MP Securities is a Delaware limited liability company we formed on April 26, 2010. We began conducting business operations through MP Securities in 2012. MP Securities provides investment advisory, insurance, and financial planning solutions for individuals, businesses, and faith-based organizations. MP Securities also serves as the selling agent for the Company’s public and private placement debt certificates.

MPC is a not-for-profit corporation formed and organized under Delaware law. We founded MPC in order to make charitable grants to Christian organizations, and provide consulting, and financial expertise to aid evangelical Christian ministries. The Internal Revenue Service has granted MPC tax-exempt status under Section 501(c)(3) of the Internal Revenue Code.

MPF serves as the custodian of assets pledged to investors in our secured investment debt certificates. As of December 31, 2023 and 2022, we have no secured investment debt certificates outstanding.

We organized MP Realty to provide loan brokerage and other real estate services to churches and ministries. MP Realty has conducted limited operations since its launch.

Our Competition

Investment advisory, broker-dealer, insurance, and financial planning services

There are many mainstream financial services organizations that serve the faith-based market segment throughout the United States. Most of the competitors in this institutional market segment include banks, credit unions, denominational investment funds, as well as larger investment and insurance organizations. However, the overall size of the market segment provides ample opportunities for quality firms with specialized knowledge of the governance surrounding churches and ministries to effectively provide and expand the services we offer. We also serve the retail marketplace throughout the United States. While the retail market segment has large national competitors that offer alternative options, MP Securities’ comprehensive approach to offering investment and insurance advice with a missional purpose of strengthening Christian stewardship of financial resources enables us to provide services and products to an expanding market of potential clients.

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

Our Principal Business and Markets

Overview

We serve churches, ministries, individuals, businesses, and financial institutions through two primary business segments. One is our investment advisory practice, broker-dealer firm, and insurance agency and the other consists of our ministry and business lending group. Within these segments, we offer a wide range of products and services for investors, borrowers, ministries, businesses, and individuals. The wide range of products and services has enabled the Company to generate revenue from multiple product lines, which we believe creates a more resilient business model. Our business plan seeks to grow our revenue streams as well as invest in new revenue sources from our two primary business segments.

We generate our revenue primarily from the following sources:

•	interest income earned on our loan investments;
•	fee and/or commission income earned from the sale of securities, insurance, and investment products by our wholly owned broker-dealer firm;
•	fees received for performing investment advisory services for our clients;
•	fee income earned from originating and servicing our loan investments; and
•	gains realized on the sale of loans and loan participation interests to financial institutions.

Investment Advisory, Broker-Dealer, Insurance, and Financial Planning Solutions Segment

We provide investment advisory, broker-dealer, insurance, and financial planning solutions for individuals and businesses, as well as churches and ministries. We provide these investment products and services through our wholly owned broker-dealer, MP Securities, which serves as an investment advisory and broker-dealer firm with access to mainstream investment platforms that offer high quality products and services. MP Securities serves its clients through a comprehensive approach based upon identifying the client’s needs and objectives. This financial planning process considers all options available to our clients as we act in their best interest to meet our fiduciary duty of care.

For individuals, organizations, and businesses, our mission is to strengthen their stewardship of personal wealth through biblically based financial and legacy planning, ethically responsible investment and insurance advice. For these clients the Company provides planning for retirement, college funding, insurance, inheritance, and tax management.

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

The table below showes the breakout of MP Securities’ assets under management of $216.4 million as of December 31, 2023.

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

MP Securities also serves financial institutions by providing securities brokerage services to credit unions, CUSOs, and the customers and institutions it serves. It also acts as a selling agent for the Company’s debt certificates offered through both public and private note offerings.

The SEC, FINRA, California’s Department of Financial Protection and Innovation (“DFPI”), and the California Department of Insurance all directly regulate MP Securities due to its broad offering of products and professional services. In addition, state insurance or securities divisions have granted MP Securities a license to do business in every state in which we offer services. As of December 31, 2023, MP Securities was licensed to serve as an insurance broker in 15 states and offer investments in 23 states.

Ministry and Business Loan Financing Segment

Overview

We help evangelical Christian churches and organizations by providing financing for the acquisition, development, and/or renovation of churches or church-related properties and provide investors the opportunity to participate in funding those projects. We typically secure these loans by real property owned by evangelical churches or church-related organizations such as Christian schools and ministries. As of December 31, 2023, real estate secured 99.9% of the loans in our portfolio. We also invest in for-profit commercial and business loans to entities run by Christian principals. Currently, we conduct all our business operations in California. However, we own loan interests in 29 different states, including the District of Columbia.

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

Funding Our Operations

We utilize three primary on-balance sheet sources to finance our church and ministry loan investments: (i) investor debt certificates; (ii) borrowings from financial institutions; and (iii) capital investments of our equity members. A significant portion of our loan investments is funded through the sale debt certificates to new and repeat investors, primarily targeting individuals, businesses, churches, and ministries within the Christian community. Additionally, we have financed our loan investments through borrowings from financial institutions and, periodically, by selling participation interests in our loans to other financial institutions. Furthermore, the Company's owners have made substantial capital investments to support the balance sheet alongside ongoing earnings.

In recent years, we have reduced our reliance on borrowings from financial institutions, instead focusing on increasing funding through the sale of investor securities and member equity.

The chart below illustrates the evolution of our financing strategy for investments and business operations:

Funding Sources Trend as of December 31,
170,000
150,000
130,000
110,000
90,000
70,000
50,000
2019
2020
2021
2022
2023
Total members' equity
Term-debt and Lines of Credit
Investor debt payable, net of debt issuance costs

Sale of Loan Participations as a Funding Source

The table below shows the activity in our participation sold portfolio (dollars in thousands).

	As of and for the years ended
	December 31,	December 31,
	2023	2022
Participation loans interests sold by the Company during the year	$502	$3,716
Total participation interests sold and serviced by the Company	31,466	34,946
Servicing income	134	153

Servicing Assets
Balance, beginning of period	$123	$170
Additions:
Servicing obligations from sale of loan participations	18	19
Subtractions:
Amortization	(43)	(66)
Balance, end of period	$98	$123

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

Effect of Government Regulations on the Business

General

Because we are a credit union service organization we are subject to the regulations issued by the National Credit Union Administration (“NCUA”) that apply to CUSOs. As a CUSO, we primarily serve the interests of our credit union equity investors and members of such credit unions.

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

As a CUSO, we are limited in the scope of activities we may provide. In addition, our federal credit union equity investors are permitted to invest in or lend to a CUSO only if the CUSO primarily serves credit unions, its membership or the membership of credit unions contracting with the CUSO. While the NCUA lacks direct supervisory authority over our operations, our federal credit union equity owners are subject to regulations which govern the rules and conditions of an investment or loan they make or sell to a CUSO. In addition, state-chartered credit unions must follow their respective state’s guidelines which govern investments by a state-chartered credit union. California’s DFPI regulates several of our equity owners. These credit union owners must follow DFPI regulations that govern the investment in a loan they make to a CUSO.

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

Regulation of Mortgage Lenders

We conduct loan originating activities for churches, ministries, faith-based organizations and business owners. Many states regulate the investment in or origination of mortgage loans. Under the California Finance Lender’s Law, no lender may engage in the business of providing services as a “finance lender” or “broker” without obtaining a license from the DFPI, unless otherwise exempt under the law. We conduct our commercial lending activities under a California finance lender license.

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

Loan Brokerage Services

In 2009, we created a subsidiary, MP Realty, which provides loan brokerage and other real estate services to churches and ministries in connection with our mortgage financing activities. The California Bureau of Real Estate issued MP Realty Services, Inc. a license to operate as a corporate real estate broker on February 23, 2010. If we expand our loan brokerage activities to other states, we may be required to register with these states as a commercial mortgage broker if we are directly or indirectly marketing, negotiating or offering to make or negotiate a mortgage loan. We intend to monitor these regulatory requirements as necessary in the event MP Realty provides services to a borrower, lender, broker or agent outside the State of California.

Environmental Issues Associated with Real Estate Lending

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), a federal statute, generally imposes strict liability on all prior and current “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for clean-up costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for clean-up costs, which costs often substantially exceed the value of the collateral property. In addition, state and local environmental laws, ordinances and regulations can also impact the properties underlying our mortgage loan investments. An owner or control party of a site may also be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.

Regulation of Financial Services

The financial services industry in the U.S. is subject to extensive regulation under federal and state laws. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was enacted on July 21, 2010. The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions and created a new Consumer Financial Protection Bureau and Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk. The Dodd-Frank Act has increased regulation of the financial industry with the intent of better protecting customers of the financial services industry. We believe that the Dodd-Frank Act and regulations adopted thereunder have not had a material impact on our business and operations. Certain provisions that have not been implemented, however, could affect our business and include, but are not limited to the implementation of more stringent fiduciary standards for financial advisors and potential establishment of a new self-regulatory organization for investment advisors. U.S. broker dealers are subject to rules and regulations imposed by the SEC, FINRA, other self-regulatory organizations, and state securities administrators covering all aspects of the securities business. Our wholly owned broker-dealer firm, MP Securities, commenced operations in 2012. As a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934 (the “Exchange Act”), MP Securities is subject to regulation by the SEC and regulation by state securities administrators in the states in which it conducts its activities.

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

MP Securities is also subject to routine inspections and examinations by the SEC staff under Rule 17(b) of the Exchange Act and the SEC is authorized to review, if requested, the work papers of the broker dealer’s independent public accounting firm that conducts the audit. As required by amendments to Rule 17a-5 of the Exchange Act, MP Securities files an annual report with the SEC and FINRA that includes its audited financial statements, supporting schedules and its exemption report as a non-carrying broker-dealer. MP Securities is a member of the SIPC and files a copy of its annual report with SIPC.

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

Due to our close affiliation with MP Securities, we are subject to related party transaction disclosure issues under federal and state securities laws and rules adopted by FINRA. In particular, related party transactions can raise regulatory concerns:

●	in determining whether MP Securities meets its net capital requirements;
●	in whether the allocation of costs is fairly treated in any expense sharing arrangements or management services agreements entered into with the Company;

●	with regard to compensation paid to sales representatives in selling proprietary securities products offered by the Company; and
●	complying with the suitability, know your customer, and fair practices and dealings obligations under federal and state law, and rules imposed by FINRA on broker dealer firms.

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

MP Securities acts as a selling agent for the Company’s public and private debt certificates. Due to this role, MP Securities must comply with FINRA’s filing requirements for these offerings. We believe that MP Securities has fully complied with its filing obligations as required under applicable FINRA, SEC, and state securities laws.

MP Securities must also maintain minimum net capital pursuant to rules imposed by FINRA. In general, net capital is the net worth of the entity (assets minus liabilities) less any other imposed deductions or other charges. A member firm that fails to maintain the required net capital must cease conducting business. If it does not do so, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by FINRA. Under its Membership Agreement entered into with FINRA, MP Securities is required to maintain minimum net capital of the greater of $5,000 or one fifteenth of its aggregate indebtedness. As required by the 2013 amendments adopted by the SEC, MP

Securities is required to include any liabilities assumed by the Company unless the Company is able to demonstrate that it has adequate capital to pay such expenses.

Regulation Best Interest / Fiduciary Standards

On June 5, 2019, the SEC adopted a package of rules and interpretations designed to improve disclosures made to retail investors, assist investors better understand the services offered by investment advisors and broker dealer firms and make informed decisions. Reg BI established a “best interest” standard of conduct when recommendations are made to a retail customer involving an investment strategy or purchase of a security. Under the Reg BI rule, the broker-dealer firm and investment adviser must provide the customer with a brief relationship summary known as Form CRS.

On April 20, 2023, the SEC issued a SEC Staff Bulletin entitled “Standards of Conduct for Broker-Dealers and Investment Advisor Care Obligations.” In this Staff Bulletin, the SEC focused on the care obligations under Reg BI for broker dealers and duty of care obligation on investment advisers under the Investment Advisers Act of 1940 which the SEC staff refers to as the “IA Fiduciary Standard.” Both Reg BI and IA Fiduciary Standard focus on three key components:

(i)does the firm or adviser have an understating of the risks, rewards and costs associated with a product, investment strategy account type or transactions being considered;

(ii)does the firm or adviser have a reasonable understanding of the retail investor’s investment profile, financial situation, income, needs, assets and debts, marital status, age, liquidity needs, investment experience, risk tolerance, investment horizon and financial goals; and

(iii)once the firm or advisor understands and analyzes the first two components, and considers reasonable available alternatives, does the firm or advisor have a reasonable basis to conclude that the recommendation made or advice given is in the retail investor’s best interest.

Our subsidiary, MP Securities, reviews and maintains compliance procedures to comply with Reg BI and the IA Fiduciary Standard and engages compliance professionals to assist in complying with these rules adopted by the SEC, FINRA and particular states that have adopted rules to govern transactions occurring within their respective states.

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

Privacy Standards

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. We are subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require us to disclose our privacy policy, including identifying with whom we share “non-public personal information” to our investors and borrowers at the time of establishing the customer relationship and annually thereafter. The State of California’s Financial Information Privacy Act also regulates consumer’s rights under California law to restrict the sharing of financial data. The California Consumer Privacy Act of 2018, as amended, also has added protections that are designed to enable consumers to protect third party access to their personal information. In recent years, there has been a heightened legislative and regulatory focus on data security, including requiring customer notification in case of a data breach. Congress has held several hearings in the subject and legislation has been introduced which would impose more rigorous requirements for data security and response to data breaches. As MP Securities expands its investment advisory business operations, it will also need to monitor regulatory initiatives promulgated under the Dodd-Frank Act that affect investment advisers.

Certain Legal Aspects of Our Mortgage Loan Investments

Description of Legal Aspects

The mortgage loans are in the form of promissory notes secured by deeds of trust or mortgages on real property or other assets. In general, these notes require the borrower to pay principal and interest on specified dates. The deed of trust or mortgage securing the mortgage loan generally provides that in the event the borrower fails to timely pay principal or interest on the note or fails to satisfy any other obligations under the note, such as the failure to maintain the property in good repair, we may declare the entire balance of principal and interest under the note then due and payable.

Debtor Protection Statutes

In the event the principal and interest is not paid within a specified period, we must first attempt to collect on the mortgage loan by foreclosing on the real property or other asset securing the loan. In general, California law will not allow us to disregard the security and to proceed directly against the maker on the mortgage loan note. We must foreclose on the property under the deed of trust. Our ability to recover the value of the mortgage loan under such circumstances is affected by certain legal procedures and rights. Mortgage loans secured by real property are subject to the laws of the state in which the property is located and as applicable, federal law, including federal bankruptcy laws.

California, as most states, imposes statutory prohibitions which limit the remedies of a secured lender. A secured lender is limited in its right to receive a deficiency judgment against the borrower following foreclosure on the secured real property. These statutory prohibitions offer substantial protections to borrowers and effectively require a mortgage lender to look only to the value of the property securing the mortgage loan through a private sale foreclosure.

In addition to the California state laws restricting actions against borrowers, numerous other statutory provisions, including the federal bankruptcy laws, afford additional relief to debtors which may interface with or affect the ability of a secured lender to realize the value of its mortgage loan in the event of a default.

Under the Internal Revenue Code of 1986, as amended, certain liens in favor of the Internal Revenue Service for tax payments are provided priority over existing mortgage loans. Also, mortgage lenders are subject to other statutory and administrative requirements under various laws and regulations regarding the origination and servicing of mortgage loans, including laws and regulations governing federal and state consumer protection, truth-in-lending laws, the Federal Real Estate Settlement Procedures Act, the

Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, and related statutes and regulations.

As a result of these debtor protection laws, we could sustain a loss because of any of the foregoing federal or state laws and regulations restricting and/or regulating the origination and servicing of mortgage loans. Also, these laws and regulations are subject to continual change and evolution, and it is always possible that inadvertent violations or liabilities may be incurred by reason of one or more of these provisions.

ITEM 1A.RISK FACTORS

Any of the following identified risks, along with other unidentified risks, or risks we believe are immaterial or unlikely, could harm the Company. The risks and uncertainties described below are not the only risks that may have a material, adverse effect on us. Other risks and uncertainties which are not identified below also could adversely affect our business, financial condition, and results of operations. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. Investors should carefully consider the risks described below in conjunction with the other information in this Form 10-K.

Risks Related to the Company

We may be unable to obtain sufficient capital to meet the financing requirements of our business.

Our ability to finance our operations and repay maturing obligations to our investors and credit facility lenders depends on our ability to raise funds from the sale of our debt certificates. Some of the factors that affect our ability to sell our debt certificates include:

●	quality of the mortgage loan and business loan investments we make;
●	the profitability of our operations; and
●	limitations imposed under our credit facility arrangements and trust indenture agreements that have restrictive and negative covenants that may limit our ability to borrow additional sums or sell our publicly and privately offered debt certificates.

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

In recent years, we gradually decreased the total amount of mortgage loans on our balance sheet as part of an effort to reduce risk in the portfolio, dispose of or restructure non-performing loans and reduce our outstanding term-debt through discounted principal payments when a favorable opportunity has arisen. We also implemented a strategy of transitioning to a more diversified financial services company that is focused on Christian stewardship. To effectively implement this strategy, we will need to increase our investment in technology, streamline our loan origination and underwriting process, and become more efficient in carrying out the operations of the Company. We also intend to continue our strategy of offering our financial products and services to our equity owners, strategic partners, and clients. Continuing to grow our business and investment loan portfolio will depend, in part, on our ability to address the needs of our clients, borrowers, investors, and strategic partners by effectively using technology to provide products and services that will enable us to create additional efficiencies in our business and expand the scope of and volume of financial transactions we are able to complete.

The loss of our management team or the ability to attract and keep key employees could harm our business.

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

One of our strategic goals is to increase non-interest revenues from fees generated from the distribution of financial products, such as managed accounts, mutual funds, and annuity products. Changes in the structure or amount of fees paid by sponsors of these products could directly affect our non-interest revenue. In addition, if these products experience losses or increased investor redemptions, the revenue we earn from these products may decline.

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

We rely heavily on communications and information systems to conduct our business, process, send, and store electronic financial information. Any failure, interruption, or breach in the security of these systems could result in failures or disruptions in our critical business systems. The secure transmission of confidential information over the Internet and other electronic transmission and communication systems is essential to keeping customer confidence in our services. Security breaches, computer viruses, acts of vandalism, and developments in computer capabilities could result in a breach or breakdown of the technology we use to protect customer and investor information and transaction data.

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

Under our code of business conduct, we have set up procedures for the review, approval, and ratification of transactions that may give rise to a conflict of interest between us and a related party. A related party is any employee, officer, board member, equity owner, trustee, their immediate family members, other businesses under their control, and other related persons. In the ordinary course of our business operations, we have ongoing relationships and engage in transactions with several related entities. This includes transactions with our equity owners. Conflicts of interest are inherent in any transactions involving credit facilities, funds on deposit with, mortgage loans bought, sold, participated, or serviced in our dealings with our equity owners. While the Company believes that it has taken reasonable measures to mitigate any risks, these procedures may not be sufficient to address conflicts of interest that may arise.

Risks Related to the Financial Services Industry and Financial Markets

The deterioration of market conditions could negatively affect our business.

Several factors that we cannot control affect the market in which we operate. These factors can have a potentially significant negative impact on our business. Some of these factors are:

●	interest rates and credit spreads;
●	the availability of credit, including the price, terms, and conditions under which it can be obtained;
●	loan balances relative to the value of the underlying real estate assets;

●	default rates on special purpose mortgage loans for churches and ministries, and the amount of the related losses;
●	the actual and perceived state of the real estate markets for church properties and special use facilities;
●	deterioration of local, global, and national economic conditions including epidemics or pandemics that may affect the local or global economy; or
●	unemployment rates.

External Risks and Uncertainties could harm our operations.

The long-term impact of external factors such as the COVID-19 pandemic, Russia’s invasion of Ukraine, increased inflation, and global supply chain disruptions on our loan investments is still uncertain. These factors have already caused significant disruptions in the U.S. economy, leading to operational changes in churches, Christian schools, ministries, and businesses. Other challenges including geopolitical conflicts and economic uncertainties pose further stress on the economy and consumers. As our business heavily relies on timely loan payments from ministry borrowers, any disruption in giving trends due to these factors could materially affect our liquidity, loan loss reserves, and financial condition.

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

Interest rate fluctuations and shifts in the yield curve may cause losses. Our primary interest rate exposures relate to our mortgage loan investments and floating rate debt obligations. Typically, our loan investments have a fixed interest rate with a five-year interest rate adjustment or maturity date. However, some of the borrowing arrangements with our investors use variable interest rates that are indexed to short-term borrowing rates or fixed rates on short-term maturities.

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

Our ability to expand the size of our loan portfolio is dependent on our ability to obtain debt financing at rates that supply a positive net spread. We have used borrowing facilities obtained from institutional lenders and relied upon offerings of debt certificates in SEC registered offerings and private placement offerings to fund our mortgage loans investments. Our ability to fund future investments will be severely restricted if spreads on debt financing widen or if availability of credit facilities ceases to exist. In addition, an increase in our borrowing costs could decrease the spread we receive on our mortgage loan investments, which could adversely affect our ability to pay interest and redeem the outstanding debt certificates as they mature. To mitigate our interest rate risks, we have previously and may in the future use interest rate hedging transactions such as interest rate caps and interest rate swaps. We cannot guarantee the results of using these types of instruments to mitigate interest rate risks, and as a result, the volatility of interest rates could result in reduced earnings or losses for us.

In addition, increases in interest rates during the term of a loan may adversely affect a borrower’s ability to repay a loan at maturity or to prepay a loan. Our mortgage loans typically have large balloon payments due at maturity. When the loan matures and the balloon payment is due, the borrower must either pay the loan balance or refinance the loan with us or another lender. If interest rates are higher when the loan matures, the borrower’s payment on new financing may be higher. The borrower may not be able to afford the higher debt service, hindering its ability to refinance our loan. In addition, the borrower may not be able to refinance the loan because the value of the property has decreased. If a borrower is unable to repay our loan at maturity, we could suffer a loss and we would not be able to reinvest proceeds in assets with higher interest rates. As a result, it could adversely affect our business and profitability.

Regulatory compliance failures could adversely affect our reputation, operating business, and core strategic goals.

We rely on publicly offered debt certificates to fund a substantial part of our operations. As a result, we are subject to U.S. securities laws, rules, and regulations publicized by the SEC and applicable state securities statutes. Our subsidiary, MP Securities, is subject to oversight from the SEC, FINRA, the Department of Insurance, California’s DFPI, and securities regulators in the states where MP Securities conducts business. To the extent MP Securities engages in securities and insurance-related activities in a particular state, state securities and insurance administrators will have authority over the activities of our broker-dealer affiliated entity. MP Securities is also subject to the Regulation Best Interest standard adopted by the U.S. Securities and Exchange Commission on June 5, 2019, which imposes additional regulatory burdens on broker-dealer firms when making a recommendation to purchase a security to a retail customer. As a registered broker-dealer and FINRA member, MP Securities must maintain registrations under the securities laws in those states in which it conducts business. The failure to follow obligations imposed by any regulatory authority binding on our subsidiaries or us or to keep any of the required licenses or permits could result in investigations, sanctions, and reputation damage.

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

The quality of the mortgage loans in which we invest depends on the adequacy and implementation of sound underwriting standards as described in our Board adopted loan policy. To achieve our desired loan risk levels, we must properly observe and implement our underwriting standards, which may change depending on the state of the economy.

We may suffer losses on loans due to not having all the material information relating to a potential borrower at the time that we make a credit decision with respect to that potential borrower or at the time we advance funds to the borrower.

There is typically no publicly available information about the churches and ministries to whom we lend. Therefore, we must rely on our borrowers and the due diligence efforts of our staff to obtain the information that we consider when making our credit decisions. Our staff partially depends and relies upon the pastoral staff to supply full and correct disclosure of material information concerning their operations and financial condition. We may not have access to all the material information about a particular borrower’s operations, financial condition, and prospects. In addition, a borrower’s accounting records may become poorly kept or organized. The financial condition and prospects of a church may also change rapidly in the current economic environment. In such instances, we may not make a fully informed credit decision, which may lead to a failure or inability to recover our loan in its entirety.

Because we primarily invest in specialized purpose mortgage loans, our loan portfolio is riskier than if it were diversified.

We are among a limited number of non-bank financial institutions specialized in supplying loans to evangelical churches and church organizations. Most of our loans are secured by church and ministry real properties and the secondary market for these loans is regional and limited. Our mortgage loan agreements require that the borrower insure the property. This requirement secures the loan against liability and casualty loss. However, certain types of losses, those of a catastrophic nature such as earthquakes, floods or storms, health emergencies such as the COVID-19 pandemic, and losses due to civil disobedience, are either uninsurable or are not economically insurable. If an uninsured loss destroys a property, we could suffer loss of all or a substantial part of our mortgage loan investment.

Our loan portfolio is concentrated geographically and focused on loans to churches and religious organizations.

Our loans are concentrated geographically, as shown in the table below. Economic conditions in each of these states could differ in a significant manner from the loan investments we have made in other states and the real estate values which serve as collateral in those two states will depend, to a substantial degree, on the real estate markets in those markets.

(in thousands)

	December 31, 2023
	Unpaid Balance of Loans	Percent of Total Loans	Number of Loans	Percent of Total Loans
California	$9,019	9.0%	25	18.7%
Maryland	19,531	19.5%	7	5.2%
Illinois	11,173	11.1%	15	11.2%
District of Columbia	9,574	9.5%	4	3.0%

	December 31, 2022
	Unpaid Balance of Loans	Percent of Total Loans	Number of Loans	Percent of Total Loans
California	$8,124	9.3%	23	19.0%
Maryland	23,187	26.6%	8	6.6%
Illinois	10,462	12.0%	15	12.4%
District of Columbia	--	--%	--	--%

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

If our assumptions regarding, among other things, the present value of expected future cash flows or the value of the collateral securing our loans are incorrect or general economic and financial conditions cause one or more borrowers to become unable to make payments under their loans, we may have to recognize impairment charges. These impairment charges could result in a material reduction in earnings in the period in which the loans are determined to be impaired. The impairment may have a material negative impact on our financial condition, liquidity, and ability to make debt service payments.

Our reserves for loan losses may prove inadequate, which could have a material, adverse effect on us.

Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses. As of December 31, 2023, our allowance for loan loss totaled $1.5 million, or 1.50%, of our total loans.

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

Some of our mortgage loan investments currently are, and in the future may be, nonaccrual loans or may be restructured, which subject us to increased risks compared to performing loans.

Some of the loans in our mortgage loan portfolio currently are, or in the future may become a non-performing loan. Such loans may become non-performing if the church falls upon financial distress, the community or congregation the church serves suffers financial hardship, or there is an adverse change in leadership of the church. These circumstances could result in the borrower being unable to meet its debt service obligations to us. Non-performing loans may require our management team to devote a substantial amount of their resources to workout negotiations and restructuring efforts. These restructuring efforts may involve modifications to the interest rate, extension, or deferral of payments to be made under the loan or other concessions. For restructured loans, a risk still exists that the borrower may not be able or willing to continue the restructured payments or refinance the restructured mortgage at maturity. Our troubled assets could increase significantly if borrowers become delinquent and we are unsuccessful in managing our non-performing assets. This in turn could have a material, unfavorable effect on our results of operations and financial condition. For more information on our non-performing assets, see the caption titled “Nonaccrual, Past Due, Non-performing Modified Loans, and Foreclosed Assets” in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section.

In the event a borrower defaults on one of our mortgage loan investments, we may need to recover our investment through the sale of the property securing the loan.

In that event, the value of the real property security may prove insufficient to recover the amount of our investment. Even though we may obtain an appraisal of the property at the time we originate the loan, the property’s value could decline after the appraisal is performed because of various events, including:

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

The occurrence of any of these events could severely impair the market value of the security for our mortgage loan investments. In case of a default under a mortgage loan held directly by us, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and the accrued interest of the mortgage loan. Foreclosure of a church mortgage can be an expensive and lengthy process, which could have a significant effect on our expected return on the foreclosed mortgage loan. Such delays can cause the value of the mortgaged property to deteriorate further. The properties also incur operating expenses pending their sale, including property insurance, management fees, security, repairs, and maintenance. Any added expenses incurred could adversely affect our ability to recover the full value of our collateral. In addition, if we foreclose on a mortgage loan and take legal title to the real property, we could become responsible for real estate taxes levied and assessed against the foreclosed property as well as other costs such as property maintenance and insurance costs. These costs would be our responsibility and could reduce our recovery on our investment.

The risks of cost overruns and non-completion of the construction or renovation of the mortgage properties securing construction loans we invest in may have a material and adverse effect on our investment.

The renovations, refurbishment, or expansion by a borrower of a mortgage property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a mortgage property up to the required standards for that property might exceed original estimates, possibly making a project uneconomical. Such delays and cost overruns are often the result of events outside both our and the borrower’s control such as material shortages, labor shortages, labor strikes, pandemics, and unexpected delays caused by weather and other acts of nature. In addition, environmental risks and construction defects may cause cost overruns, and completion delays. If the borrower does not complete such construction or renovation in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of the borrower’s revenues impacting their ability to make their payments on our loan.

We face potential environmental liabilities related to properties we acquire.

As part of our business operations, we may acquire real estate through foreclosure on mortgage loan investments. If we take ownership of a property, we may be exposed to environmental liabilities concerning this property. This exposure could lead to liability claims from government entities or third parties for property damage, personal injury, and the costs associated with investigating and cleaning up environmental contamination. Furthermore, we might be obligated to address hazardous substances, toxic materials, or chemical releases at a property, with the possibility of incurring substantial costs for investigation or remediation activities. If we were to encounter significant environmental liabilities, it could materially and adversely impact our business, financial condition, liquidity, and results of operations.

Risks Relating to Our Debt Certificates

Unexpected large withdrawals by investors that hold our debt certificates can reduce our overall liquidity.

We continue to expand our methods of raising funds, including selling participations in our mortgage loan investments, expanding the sales of our debt certificates, and maintaining lines of credit at financial institutions. If this strategy becomes less effective, we will need to find alternative sources of borrowing to finance our operations. Alternative solutions may be selling assets, deleveraging our balance sheet, and reducing operational expenses.

We depend on repeat purchases by a significant number of investors in our debt certificates to finance our business.

A significant percentage of the investors who buy our debt certificates roll their matured debt certificate into a new one. Historically, we have been able to sustain a high rate of renewal investments. If the rate of repeat investments declines, our ability to maintain or grow our asset base could be impaired.

The table below shows the renewal rates of our maturing debt certificates over the prior three years:

2023	82%
2022	63%
2021	55%

Some of our investors may be unable to purchase our public offered debt certificates due to FINRA’s investor suitability rule.

When handling sales of our investor debt certificates, we must comply with FINRA’s “know your customer” and “suitability” rule. Some investors may not qualify under our suitability criteria. These suitability eligibility standards help ensure that investors make appropriate investments given the:

●	age;
●	investment experience;
●	net worth;
●	need for liquidity; and

●	the mix of the investor’s portfolio.

If MP Securities is unable to offer a potential investor a Class A Certificate that will enable such investor to meet the applicable suitability standards, we will need to find other qualified investors to implement our strategic objectives.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Corporate Offices

As of December 31, 2023, the Company conducted most of its operations from its main corporate office at 915 West Imperial Highway, Suite 120, Brea, California. However, on March 4, 2024, the Company moved its corporate office to 1 Pointe Drive, Suite 205, Brea, California. In addition, the Company has a branch office in Fresno, California. The Brea corporate office and Fresno branch locations have operating leases. Ministry Partners Securities, LLC also keeps networking agreement office locations in Glendora, California; Elgin, Illinois; and Nampa, Idaho.

ITEM 3.	LEGAL PROCEEDINGS

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of December 31, 2023, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units. As of December 31, 2023, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Preferred Units were issued, with 11 holders of record.

Sale of Equity Securities by Issuer

None.

Purchases of Equity Securities by Issuer

None.

Dividends and Distributions

The Series A Preferred Unit holders are entitled to receive two types of dividend distributions. First, they are entitled to receive a quarterly cash dividend at the rate of one-year LIBOR plus 25 basis points (the “Series A Dividend”). On July 1, 2023, the LIBOR index was replaced by the one-year Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York establishes the SOFR, with adjustments made as deemed appropriate. Payment of the Series A Dividend will have priority over all other distributions to equity owners. In addition, the Company must pay any accrued and undistributed Series A Dividend before we can distribute other dividends.

Our Series A Preferred Unit holders are also entitled to receive 10% of our net profits after subtracting the amount of quarterly Series A Dividends paid earned for any fiscal year. This payment will be made to holders of the Series A Preferred Units on a pro rata basis. The Company had a net loss in 2023, therefore no dividend was accrued. For the year ended December 31, 2022, $13 thousand in net profits were distributed to our Series A

Preferred Units holders. This increased the amount of distributions declared on our Series A Preferred Units for the fourth quarters 2022 by $0.018 per unit.

The remaining balance of any profits will be allocated to all holders of our Class A Units based on their ownership percentage. For 2023, we made no distributions to the holders of our Class A Units.

During the years ended December 31, 2023 and 2022, we declared distributions on our Series A Preferred Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2023	2022
First	$1.370	$0.580
Second	1.569	0.965
Third	1.444	1.268
Fourth	1.265	1.463
Total distributions per unit	$5.648	$4.276

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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion on our financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Report beginning at page F-1.

OVERVIEW

We generate our revenue through our lending portfolio and through fees generated from our investment and insurance products and services. While we generate most of our revenue through interest income, our strategic aim is to diversify our revenue sources so that non-interest income becomes a larger percentage of total income. Producing revenue from multiple sources may reduce the risk to the Company if we experience a decrease in interest income. We also strive to improve operating efficiency by increasing the revenue generated for each dollar of expense incurred to run the business, which helps us improve our capital position. Increased capital helps mitigate risk in economic down cycles. In addition, we seek to grow our loan portfolio in order to grow our operating revenue.

To continue to achieve our goals, protect the investment made by our debt certificate holders, and maximize the value of our equity holders’ investment, we will continue to focus on:

●	expand the distribution channels for the Company’s debt securities offerings with strategic partners that share the Company’s desire to enhance Christian stewardship through Biblically responsible investments;
●	growing our non-interest income from our broker-dealer services and loan servicing and products;
●	investing in technology to enhance our customer experience while creating operating efficiencies;
●	growing our client base;
●	expanding our broker-dealer sales staff;
●	serving the needs of credit union and CUSO clients through revenue producing strategic partnerships;

●	finding new strategic partnership opportunities with like-minded organizations that can help grow our client base and generate revenue;
●	expanding revenue through the sale of loan participation interests;
●	managing the size and cost structure of our business to match our operating environment and capital funding efforts;
●	strengthening our capital through growth in earnings;
●	growing our balance sheet size, by originating profitable new ministry and commercial loans as we seek to increase revenue from our loan investments;
●	strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets;
●	expanding the sale of our investor debt certificates to diversify our funding sources; and
●	maintaining adequate liquidity levels.

Impact of recent external events on our Business

The COVID-19 pandemic prompted adjustments to the operations of the individuals, businesses, churches, and the ministries we serve. Management, however, does not perceive any material adverse impact resulting from the pandemic on the Company’s financial position or its ability to conduct business. Despite this, the long-term effects of the pandemic remain uncertain for our borrowers, investors, and clients, leading to continuous monitoring by the Company.

Inflation became a concern for the Federal Reserve Board (“FRB”) beginning in 2021 as inflation outpaced the FRB’s target rate of 2%. In response, the FRB began increasing the fed funds rate in January 2022. Since that time, the fed funds rate has increased by 525 basis points, rising from 0.25% on January 1, 2022, to 5.50% as of December 31, 2023. In its press release for its December 13th, 2023, meeting, the Federal Reserve noted, “inflation has eased over the past year but remains elevated”. Looking ahead, the FRB's median projection for the fed funds rate at the end of 2024 is 4.6%, showing that some committee members anticipate reducing the fed funds rate as inflation approaches the FRB’s long run inflation target rate of 2%.

In the first quarter of 2023, the Federal Deposit Insurance Corporation (“FDIC”) closed two banks and facilitated the buyout of another significant bank in the second quarter of 2023. Two more bank failures occurred in the second half of the year, but their total combined assets were under $250 million. Due to these and other factors, we closely monitor the impact of rising interest rates and their subsequent effects on the overall economy.

Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the twelve months ended December 31, 2023 and 2022, along with other financial information and statistical data we believe are important to understand our financial condition, cash flows and other changes in financial condition and results of operations. This analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Summary of our December 31, 2023, Financial Results

For the year ended December 31, 2023, the Company had a net loss of $757 thousand. For this period, Company management has identified the following key trends and strategic objectives that have been reported in its financial statements:

➢	Improve Net Interest Income on Loan Investments. During the years 2020 – 2023, our strategy of downsizing the Company’s balance sheet has resulted in lower interest income from our commercial loan portfolio (see Net Interest Income chart below).

As we incrementally paid off our term debt facility over the preceding three years (see Other Borrowings chart below), total assets declined, and our net interest income was subsequently reduced.

Company management anticipated that its debt reduction strategy would cause a short-term reduction in net interest income but believes that the long-term benefits of building capital, net equity, and eliminating debt at a discount far outweighed the costs of lower net interest income earned in 2023. We have begun to increase the amount of loan investments on our balance sheet, and we expect to see interest income on loans grow as well. Interest income on loans grew by $75 thousand in the second quarter compared to the first quarter of 2023. Interest income on loans grew an additional $113 thousand in the third quarter compared to the second quarter. Interest income then grew and additional $160 thousand in the fourth quarter compared to the third quarter of 2023. The increase in interest income was mostly due to a growth in net loans receivable of $13.5 million in 2023. In 2024, the Company intends to continue to grow its loan investments. Company management also intends to focus on improving net interest income on its loan investments by adjusting, as needed, the interest rates it offers on its loans as well as closely monitoring the rates it offers on its debt certificates.

➢	Building the Company’s Capital. As a result of implementing the Company’s debt reduction strategy, the Company’s capitalization and total members equity reached its highest point, up to that time, on December 31, 2022. When the Company commenced its debt reduction strategy in August 2020, its total net equity was $11.1 million. As of December 31, 2023, the Company’s total equity is $13.1 million. During the year ended December 31, 2023, the Company’s total assets increased by $17.3 million, representing an increase of 15%, compared to December 31, 2022. This increase was a result of an increase in the Company’s debt certificates of $17.9 million during this period. The Company also has $10.5 million in unused and available credit facilities we can use to expand our investment portfolio. As shown in the chart above, Company management’s purposeful strategy to eliminate the Company’s long-term debt strengthened our capitalization, our net equity, and has provided our investors with a stronger financial company that supports our debt certificates program.
➢	Improving Core Business Profitability. Over the past three years, the Company’s net income from operations has primarily relied upon income generated through gains reported from principal paydowns made on our term debt facility at a discount. The Company’s intentional strategy of using available cash resources to incrementally reduce our term debt resulted in having less cash resources available to make loan investments. As noted above, we have begun to rebuild our loan portfolio and our loan interest income has grown in each quarter of 2023 due both to the increase in loans receivable and an increase in the interest rates of existing adjustable-rate loans. For the year ended December 31, 2023, we had a net loss of $757 thousand. In 2023, the Company incurred a one-time expense of $586 thousand under the terms of a separation agreement entered into with the Company’s former Chief Executive Officer, Joseph W. Turner, Jr. In addition, the Company had nonrecurring revenue in the form of charitable contributions of $1.7 million made to our wholly owned charitable foundation, MPC. As a charitable gift made pursuant to a gift agreement, MPC is required to set aside these funds to be used for designated charitable purposes. As a result, we cannot use the $1.7 million gift to fund the Company’s core business operations and investments. MPC serves as a key component in helping the Company fulfill our missional purpose and we plan to strategically position MPC to receive future charitable gifts that will further the charitable and religious objectives of MPC.

The chart below shows the Company’s net income (loss) figures for the years 2019-2023.

➢	Strategic Objectives. Now that the Company has paid off our term debt credit facility, we are focusing on improving the profitability of our core business operations through making profitable commercial loans and growing our non-interest generating sources of income from our faith-based investment advisory services. In 2024, the Company intends to focus on the following objectives:
(i)	Investing in and growing our commercial loan investments through loan originations, purchase of loan participation interests, and cooperative efforts with our strategic partners to increase the commercial loans we make to non-profit organizations and faith-based businesses;
(ii)	Continuing our efforts to reduce non-interest expenses;

(iii)	Increasing the sale of our debt certificates to finance the growth in the Company’s balance sheet;
(iv)

Effectively managing pressures on the Company’s net interest margin on its loan investments in response to an inverted yield curve in financial markets that results in higher short-term costs on our debt certificates while the Company makes longer term investments with the commercial loans it originates; and

(v)	Continuously expanding the revenues earned by the investment advisory, broker-dealer, and insurance operations at Ministry Partners Securities, LLC.

Two Year Comparison of Financial Condition as of December 31,:

			Comparison
	2023	2022	$ Difference	% Difference

	(dollars in thousands)
Assets:
Cash	$10,854	$9,504	$1,350	14%
Restricted cash	1,757	60	1,697	2828%
Certificates of deposit	1,279	1,250	29	2%
Loans receivable, net of allowance for loan losses of $1,501 and $1,551 as of December 31, 2023 and 2022, respectively	98,573	85,076	13,497	16%
Accrued interest receivable	432	477	(45)	(9%)
Investments in joint venture	871	870	1	0%
Other investments	1,052	1,018	34	3%
Property and equipment, net	56	140	(84)	(60%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	98	123	(25)	(20%)
Other assets	1,374	544	830	153%
Total assets	$116,647	$99,363	$17,284	17%
Liabilities and members’ equity
Liabilities:
Lines of credit	$4,500	$3,000	$1,500	50%
Other secured borrowings	7	7	—	—%
Debt certificates payable, net of debt issuance costs of $52 and $58 as of December 31, 2023 and 2022, respectively	96,979	79,100	17,879	23%
Accrued interest payable	383	281	102	36%
Other liabilities	1,683	2,349	(666)	(28%)
Total liabilities	103,552	84,737	18,815	22%
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated earnings	(129)	1,402	(1,531)	(109%)
Total members' equity	13,095	14,626	(1,531)	(10%)
Total liabilities and members' equity	$116,647	$99,363	$17,284	17%

Total assets increased by 17% due to the growth of $17.9 million in our debt certificates payable, the largest dollar growth in our Company’s history. We invested $13.5 million of these funds by growing our loans receivable portfolio as described above. Three million of the $17.9 million was retained in cash.

Loan Portfolio

Our loan portfolio provides the majority of our revenue; however, it also presents the most risk to future earnings through both interest rate risk and credit risk. Additional information regarding risk to our loans is included in “Part I, Item 1A, Risk Factors”. Our portfolio consists mostly of loans made to evangelical churches and ministries with approximately 99.9% real estate secured loans.

Loan Types

	Year Ended December 31, (dollars in thousands)
	2023		2022
	Amount	% of Portfolio	Amount	% of Portfolio
Non-profit commercial loans:
Real estate secured	$87,517	87.2%	$84,718	97.3%
Construction	7	0.0%	160	0.2%
Other secured	—	—%	225	0.3%
Unsecured	74	0.1%	99	0.1%
Total non-profit commercial loans:	$87,598	87.3%	$85,202	97.9%
For-profit commercial loans:
Real estate secured	$12,783	12.7%	1,035	1.2%
Construction	—	—%	805	0.9%
Total for-profit commercial loans	$12,783	12.7%	$1,840	2.1%
Total loans	$100,381	100.0%	$87,042	100.0%

Maturities and Sensitivities of Loans to Changes in Interest Rates

	Dollar Amount of Loans Receivable Maturing (in thousands)
As of	Due 1 Yr or Less	Due 1yr to 5 Yrs	Due After 5 Yrs	Total
December 31, 2023	$20,391	67,762	12,228	$100,381

Included in the table above are 59 adjustable-rate loans totaling 41% of the total balance. Adjustable-rate loans reduce the interest rate risk compared to fixed rate loans with similar cash flow characteristics.

Nonaccrual, Past Due, Non-performing Modified Loans, and Foreclosed Assets

●	Non-accrual loans: loans on which management has discontinued interest accruals. Loans 90 days past due are placed on non-accrual status. In addition, management may place a loan on a non-accrual status at its discretion if other circumstances surrounding the loan and the borrower indicate it is prudent to do so.
●	Past due loans: loans 90 days or more past due and still accruing.
●	Non-performing modified loans: loans in which the Company has granted the borrower a concession due to financial distress. Concessions are usually a reduction of the interest rate or a change in the original repayment terms.
●	Loans where the borrowers have defaulted on contractual terms of their loan agreement: this could include loans where the borrower has failed to provide required financial information, has violated a covenant, or has otherwise failed to comply with the terms of the loan agreement.
●	Foreclosed assets: real properties for which we have taken title and possession upon the completion of foreclosure proceedings.

We closely watch these non-performing assets on an ongoing basis. Management evaluates the potential risk of loss on these loans and foreclosed assets in one of three ways:

●	the present value of expected future cash flows discounted at the loan’s effective interest rate;
●	the obtainable market price; or
●	the fair value of the collateral if the loan is collateral-dependent.

The following table presents our non-performing assets:

Nonaccrual, Past Due, Non-performing Modified Loans, and Foreclosed Assets
($ in thousands)
	December 31,	December 31,	December 31,
	2023	2022	2023
	Total Recorded Balance	Total Recorded Balance	Interest Earned	Interest that Should have Been Earned*
Non-accrual loans	$11,384	$5,932	$697	$929
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	—	—	—	—
Loans not included above which are non-performing modified loans	5,408	4,555	300	300
Foreclosed Assets, net of valuation allowance	301	301	—	—
Total	$17,093	$10,788	$997	$1,229

*the gross interest income that would have been recorded in the period if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination

Allowance for Loan Losses

For information on our allowance for loan losses and how it is calculated please see the header “Allowance for Loan Losses” in Note 2 as well as “Allowance for Loan Losses” in Note 4 in the consolidated financial statements and notes thereto in this Report beginning at page F1.

The following chart details our allowance for loan losses:

	Allowance for Loan Losses
	Twelve months ended
	December 31,
	2023	2022

	($ in thousands)
Balances:
Average total loans outstanding during period	$92,852	$90,477
Total non-performing loans outstanding at end of the period	16,792	10,487
Total loans outstanding at end of the period	100,381	87,042
Allowance for loan losses:
Balance at the beginning of period	$1,551	$1,638
Adjustment related to implementation of CECL model	113
Provision credit to expense	(142)	(296)
Charge-offs
Non-profit, Wholly-Owned First Amortizing	(21)	—
Total	(21)	—
Recoveries
Non-profit, Wholly-Owned First Amortizing	—	209
Total	—	209

Net loan charge-offs	(21)	209
Accretion of allowance related to restructured loans	—	—
Balance	$1,501	$1,551

Ratios:
Net loan (charge-offs) / recoveries to average total loans	(0.02)%	0.23%
Provision credit for loan losses to average total loans	(0.15)%	(0.33)%
Allowance for loan losses to non-performing loans at the end of the period	8.94%	14.31%
Allowance for loan losses to total loans at the end of the period	1.50%	1.78%
Net loan recoveries to credit for allowance for loan losses at the end of the period	—%	—
Net loan (charge-off) / recoveries to credit for loan losses	14.79%	(70.61)%

See the header “Provision” further on in the Management’s Discussion and Analysis in the section titled “Results of Operations” for information on factors which influenced the amount of the allowance credited to operating expense.

The following table shows the Company’s allocation of allowance for loan losses by loan categories as of December 31, 2023 (dollars in thousands).

		Percent of loans
		in each category
Loan Categories	Amount	to total loans
Non-profit commercial loans:
Real estate secured	$1,470	87%
Construction	—	0%
Other secured	—	0%
Unsecured	1	0%
Total non-profit commercial loans:	$1,471	87%
For-profit commercial loans:
Real estate secured	30	13%
Construction	—	0%
Total for-profit commercial loans	$30	13%
Total loans	$1,501	100%

At this time management is not able to approximate an anticipated amount of charge-offs in 2024.

Debt Certificates Payable

Our debt certificates payable (“debt certificates”) are debt certificates sold under both publicly registered and private placement security offerings. Over the last several years, we have expanded the number of investors in our debt certificates, and we have broadened the type of investors we serve by building relationships with other faith-based organizations which has allowed us to offer our debt certificates to these organizations and their clients. Concurrently, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors.

Our 2021 Class A Offering expired December 31, 2023. We began selling our new offering, the 2024 Class A Debt Certificates, on February 6, 2024.

The balances of our outstanding debt certificates are as follows (dollars in thousands):

		As of		As of
		December 31, 2023		December 31, 2022
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$12,555	4.19%	$20,698	4.27%
2021 Class A Offering	Unsecured	69,421	4.95%	45,935	4.04%
Public offering total		$81,976	4.83%	$66,633	4.11%

Private Offerings
Subordinated Notes	Unsecured	$15,055	4.76%	$12,525	4.56%
Private offering total		$15,055	4.76%	$12,525	4.56%

Total debt certificates payable		$97,031	4.82%	$79,158	4.19%

Members’ Equity

During the year ended December 31, 2023, total members’ equity decreased by $1.5 million attributable to a loss of $757 thousand, dividend distributions of $661 thousand, and an adjustment related to implementation of the Company’s adoption of FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2023 of $113 thousand. We did not repurchase or sell any membership equity units during the year ended December 31, 2023.

Liquidity and Capital Resources

Holding adequate liquidity requires that sufficient resources be always available to meet our cash flow needs. We use cash to obtain new mortgage loans, repay term-debt, make interest payments to our note investors, and pay general operating expenses. Our primary sources of liquidity are:

●	cash;
●	sales of debt certificates;
●	cash flows from operations;
●	maturing loans;
●	payments of principal and interest on loans; and
●	loan sales.

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

While our liquidity sources that include cash, reserves, and cash flows from operations are generally available on an immediate basis, our ability to sell mortgage loan assets and raise additional debt or equity capital is less certain and less immediate. Material liquidity events that would adversely affect our business include, but are not limited to, the following:

●	we become unable to continue offering our debt certificates in public and private offerings for any reason;
●	we incur sudden withdrawals by multiple investors in our debt certificates;
●	a substantial portion of our debt certificates that mature during the next twelve months is not renewed; or
●	we are unable to obtain capital from sales of our mortgage loan assets or other sources.

Withdrawal requests made by holders of high dollar securities can also adversely affect our liquidity. We believe that our available cash, cash flows from operations, net interest income, and other fee income will be sufficient to meet our cash needs. Should our liquidity needs exceed our available sources of liquidity, we believe we could sell a part of our mortgage-loan investments at par as well as sell debt certificates to raise more cash. However, we also must keep adequate collateral, consisting of loans receivable and cash, to secure our lines of credit. We have substantially reduced this risk in the last two years by retiring our term-debt as the Company now has more unencumbered loans available to sell.

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and has a contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 13% at December 31, 2023, which is above the minimum set by our policy.

Liquidity Sources

In response to the economic uncertainty created from the COVID-19 pandemic, management began to generate liquidity by selling participation interests in its loans receivable during 2020 and throughout 2021. In 2022 and 2023, the Company moderated this strategy based on its current and expected near term liquidity needs. During the periods ended December 31, 2023 and December 31, 2022, we generated $502 thousand and $3.7 million in cash from the sale of loan participation interests, respectively.

An additional liquidity tool we use in conjunction with our loan participation sales is a $5.0 million warehouse line of credit (“KCT LOC”) with Kane County Teachers Credit Union (“KCT”). This line of credit was established for the specific purpose of funding loan originations, and we intend to offer participation interests in these loans to repay the credit facility while generating servicing fee revenue. We are required to repay each advance within one hundred twenty (120) days after receiving the funds. As of December 31, 2023, and at each month end during 2023, we had no outstanding balance on the KCT LOC.

The Company has two other revolving lines of credit. The Company has a revolving $5.0 million short-term demand credit facility (“ACCU LOC”) with America’s Christian Credit Union. The ACCU LOC has a one-year term with a maturity date of September 30, 2024. As of December 31, 2023, we had a $4.5 million outstanding balance due on this facility, and the highest month-end balance outstanding was $5 million. The Company made $5.0 million in principal payments during the year. $244.2 thousand in interest expense was incurred on the ACCU LOC for the year ended December 31, 2023. The Company does not have any restrictions on how the funds may be used for this facility.

We also have a $5.0 million short-term demand credit facility with KCT. The Company can use this operating line as needed and it has a one-year term with a maturity date of June 6, 2024. As of December 31, 2023, and at each month end during 2023, we had no outstanding balance on this operating line of credit.

Management believes, if necessary, we will be able to raise additional cash through loan and debt certificate sales to keep sufficient levels of cash available to meet our debt obligations to investors. Because the Company was successful in raising cash from loan repayments, sales of loan participations, and its use of short-term credit facilities, we were able to take advantage of the opportunity to pay down our term debt facility at a discount, as described above. Despite this paydown, the Company is still operating with cash levels above its Board-approved policy. Cash, restricted cash, and certificates of deposit were $13.9 million as of December 31, 2023.

Debt Certificates

The sale of our debt certificates contributes significantly to funding our mortgage loan investments. Through sales of our publicly offered debt certificates and privately placed debt certificates, we expect to fund new loans. We also use the cash we receive from our debt certificates sales to fund general operating activities.

As of December 31, 2023, our investor debt certificates had future maturities during the following twelve-month periods ending December 31, (dollars in thousands):

2024	$47,792
2025	20,316
2026	16,563
2027	9,515
2028	2,845
97,031
Debt issuance costs	52
Debt certificates payable, net of debt issuance costs	$96,979

Historically, we have been successful in generating reinvestments by our debt certificate holders when the securities they hold mature. The table below shows the renewal rates of our maturing securities over the last three years.

2023	82%
2022	63%
2021	55%

During the years ended December 31, 2021, and 2022, we worked with our investors to reduce larger debt certificates that were maturing to reduce the concentration risk of any one investor not renewing a note. We were able to replace these securities with funds from a larger number of investors. This intentional reduction of concentration risk reduced the renewal rates in 2021 and 2022. Due to the Company’s intentional strategy of serving the Christian stewardship principles of our investors, our investor debt certificates increased by $17.9 million and $2.4 million during the years ended December 31, 2023 and December 31, 2022, respectively.

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s $4.5 million in outstanding debt payable as of December 31, 2023 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
KCT Warehouse LOC	9.000%	Variable	$—	$—	6/6/2024	$6,032	$—
KCT Operating LOC	9.000%	Variable	—	—	6/6/2024	4,560	1,250
ACCU LOC	8.250%	Variable	4,500	—	9/23/2024	7,167	—
ACCU Secured	Various	Fixed	7	—	Various	—	7

Note: Disclosed cash pledged and collateral balances will get pledged once and if the LOC is drawn on.

The ACCU secured borrowing is a loan participation sold with recourse that is classified as a secured borrowing.

Debt Covenants

Under our line of credit agreements and our debt certificate documents, we are bound to follow certain affirmative and negative covenants. Failure to follow our covenants could require all interest and principal to become due. As of December 31, 2023, we are in compliance with the covenants on our securities payable and lines of credit.

●	For more information regarding our debt certificates payable, refer to “Note 11. Debt Certificates Payable of Part II, Item 8. of this Report.
●	For more information on our credit facilities, refer to “Note 10. Credit Facilities”, to Part II, Item 8. of this Report.

Results of Operations:

For the year ended December 31, 2023

Net Interest Income and Net Interest Margin

Historically, our earnings have primarily depended upon our net interest income.

Net interest income is the difference between the interest income we receive from our loans and cash on deposit (“interest-earning assets”) and the interest paid on our debt certificates and term debt.

Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Twelve Months Ended December 31,
	(Dollars in Thousands)
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$15,492	$621	4.02%	$15,312	$129	0.84%
Interest-earning loans[1][2]	91,536	5,800	6.35%	83,524	5,706	6.83%
Total interest-earning assets	107,028	6,421	6.02%	98,836	5,835	5.90%
Non-interest-earning assets	2,801	—	—%	7,817	—	—%
Total Assets	$109,829	$6,421	5.86%	$106,653	$5,835	5.47%

Liabilities:
Debt certificates payable gross of debt issuance costs	$90,553	$4,111	4.55%	$76,111	$2,882	3.79%
Other debt	3,016	246	8.18%	13,655	387	2.83%
Total interest-bearing liabilities	$93,569	$4,357	4.67%	$89,766	$3,269	3.64%
Debt issuance cost		128			100
Total interest-bearing liabilities net of debt issuance cost	$93,569	4,485	4.81%	$89,766	3,369	3.75%
Net interest income		$1,936			$2,466
Net interest margin			1.81%			2.50%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

[2] Interest income on loans includes deferred fee amortization of $73 thousand and $231 thousand for the years ended years ended December 31, 2023 and 2022, respectively.

Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended
	December 31, 2023 vs. 2022
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(1)	$493	$492
Interest-earning loans	511	(417)	94
Total interest-earning assets	510	76	586
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	1,077	152	1,229
Other debt	(468)	327	(141)
Debt issuance cost	—	28	28
Total interest-bearing liabilities	609	507	1,116
Change in net interest income	$(99)	$(431)	$(530)

Net interest income decreased 21% during the year ended December 31, 2023. This decrease in net interest income was primarily due to higher interest expense on debt certificates payable, due to the $17.9 million in net growth in the debt certificates payable portfolio. The increase in interest expense was partially offset by an increase in interest income on our interest-earning accounts with other financial institutions and to a lesser degree our interest-earning loans.

The increase in our income on interest-earning accounts with other financial institutions was due to higher overall short-term yields. The higher yields are due to the increase in rates on fed funds described earlier. Interest on our interest-earning loans increased by $94 thousand due to both a volume and a rate variance. The volume variance is due to some loans that were non-interest earning in 2022 becoming interest earning in 2023. In addition, the loan portfolio grew as described earlier. The rate variance is due to some non-accrual loans that are making partial instead of full interest payments therefore reducing overall yield. The weighted average rate on the loan portfolio increased 7 basis points from 6.46% to 6.53% during the year ended December 31, 2023.

Total interest expense increased mostly due to a volume variance on debt certificates payable. This variance was due to the increase in debt certificates payable as previously described. In addition, interest expense increased due to a rate variance on both debt certificates payable and other debt. The rate variances were due to higher offering rates on new note sales as well as our lines of credit as U.S. Treasury rates increased during the year.

The Company’s net interest margin decreased due to the changes described above. The Company intends to grow its loan portfolio in 2024 and beyond in order to increase net interest income.

Provision and non-interest income and expense

	Twelve months ended
	December 31,		Comparison
	(dollars in thousands)
	2023	2022	$ Change	% Change
Net interest income	$1,936	$2,466	$(530)	(21%)
Provision (credit) for loan losses	(142)	(296)	154	(52%)
Net interest income after provision (credit) for loan losses	2,078	2,762	(684)	(25%)
Total non-interest income	2,584	3,592	(1,008)	(28%)
Total non-interest expenses	5,399	5,707	(308)	(5%)
Income (loss) before provision for income taxes	(737)	647	(1,384)	(214%)
Provision for income taxes and state LLC fees	20	20	—	—%
Net income (loss)	$(757)	$627	$(1,384)	(221%)

Provision

In 2023, the Company recorded a credit to provision for loan losses due to transfers from collectively reviewed loans to individually reviewed loans which were either fully covered by collateral or did not require additional provision for using a discounted cash flow analysis. In addition, we recorded a credit on our provision when a collateral dependent loan paid off where the cash received was higher than the book value.

Non-interest income

Non-interest income was lower in 2023 mostly due to a decrease in other income of $821 thousand. This was due to the Company not receiving a gain on debt extinguishment in 2023 while the Company recorded a $2.5 million gain on debt extinguishment for the year ended December 31, 2022. This was offset by $1.7 million in income from a charitable gift to our nonprofit foundation MPC as described earlier. We expect the gift to be non-recurring revenue and do not anticipate any revenue in 2024 from this source. In addition, our broker-dealer commissions and fees were down $187 thousand in 2023 due to lower sales of fixed and variable annuity products.

Non-interest expenses

Non-interest expense was lower in 2023 due to lower salaries and benefits of $372 thousand. This was due to a reduction in force at the beginning of 2023 related to the Company outsourcing its loan servicing function. The lower salaries and benefits were offset somewhat by $586 thousand in compensation related to the separation agreement of the Company’s CEO that was described earlier.

For the year ended December 31, 2022

Net Interest Income and Net Interest Margin

Historically, our earnings have primarily depended upon our net interest income.

Net interest income is the difference between the interest income we receive from our loans and cash on deposit (“interest-earning assets”) and the interest paid on our debt certificates and term debt.

Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Twelve Months Ended December 31,
	(Dollars in Thousands)
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$15,312	$129	0.84%	$19,795	$43	0.22%
Interest-earning loans[1][2]	83,524	5,706	6.83%	101,476	6,998	6.90%
Total interest-earning assets	98,836	5,835	5.90%	121,271	7,041	5.81%
Non-interest-earning assets	7,817	—	—%	8,231	—	—%
Total Assets	$106,653	$5,835	5.47%	$129,502	$7,041	5.44%

Liabilities:
Debt certificates payable gross of debt issuance costs	$76,111	$2,882	3.79%	$73,897	$2,657	3.60%
Other debt	13,655	387	2.83%	39,149	1,007	2.52%
Total interest-bearing liabilities	$89,766	$3,269	3.64%	$113,046	$3,664	3.24%
Debt issuance cost		100			64
Total interest-bearing liabilities net of debt issuance cost	$89,766	3,369	3.75%	$113,046	3,728	3.30%
Net interest income		$2,466			$3,313
Net interest margin			2.50%			2.73%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

[2] Interest income on loans includes deferred fee amortization of $127 thousand and $231 thousand for the years ended years ended December 31, 2022 and 2021, respectively.

Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended
	December 31, 2022 vs. 2021
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(11)	$97	$86
Interest-earning loans	(1,222)	(70)	(1,292)
Total interest-earning assets	(1,233)	27	(1,206)
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	180	45	225
Other debt	(729)	109	(620)
Debt issuance cost	—	36	36
Total interest-bearing liabilities	(549)	190	(359)
Change in net interest income	$(684)	$(163)	$(847)

Net interest income decreased 26% during the year ended December 31, 2022. This decrease in net interest income was primarily due to the lower average balance on interest-earning loans. Lower interest expense on debt partially offset the decrease in earnings on total interest-earning assets.

The decrease in interest income was due to a volume variance on interest-earning loans. The volume variance was due to the lower average loan balances as the Company received loan principal payments for loans that were refinanced or paid off. The weighted average yield on the loan portfolio decreased 7 basis points from 6.90% to 6.83% during the year ended December 31, 2022.

Total interest expense offset the decrease in interest income by $359 thousand. $729 thousand of this decrease in interest expense was due to a decrease in average balance on term-debt as described previously in this Report. This was offset by an increase of $190 thousand due to a rate variance. The rate variance was due to higher offering rates on new note sales as U.S. Treasury rates increased during the year.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included herewith are the following financial statements:

Report of Independent Registered Public Accounting Firm

To the Members

Ministry Partners Investment Company, LLC

Brea, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, members’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits ,we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Assessment of the Allowance for Credit Losses Related to the Loan Portfolio

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $1.5 million as of December 31, 2023, a portion of which related to the allowance for credit losses (ACL) on loans evaluated on a collective basis (the “Collective ACL”), while the other portion related to loans evaluated individually.

The Company estimates the Collective ACL using a current expected credit losses methodology which is based on relevant information about historical losses, current conditions, and reasonable and supportable forecasts of economic conditions that affect the collectability of loan balances.

The Collective ACL is a product of multiplying the Company’s estimates of probability of default to the estimated amount of loss that the Company would incur in a default scenario. The Company uses historical information combined with macroeconomic variables to estimate the probability of default. The Company utilizes assumptions that incorporate a reasonable forecast of various macroeconomic variables over the remaining life of the assets. Adjustments are made to the Collective ACL to reflect certain qualitative factors that are not incorporated into the quantitative models and related estimate.

We identified the assessment of the December 31, 2023 ACL on the Company’s loans as a critical audit matter. A high degree of audit effort, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the December 31, 2023 Collective ACL methodology, including the significant assumptions used to estimate the probability of default. Such significant assumptions included portfolio segmentation, risk ratings, and macroeconomic variables. The assessment also included the evaluation of the qualitative factors by portfolio class. Further, the assessment required evaluation of a specific reserve for the loans evaluated individually. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter.

We evaluated the Company’s process to develop the December 2023 Collective ACL on the Company’s loans by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we:

●	Evaluated the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles;
●	Evaluated the selection of the underlying macroeconomic variables by comparing them to the Company’s business environment and relevant industry practices;
●	Determined whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment;
●	Performed credit file reviews on a selection of loans to assess loan characteristics or risk ratings by evaluating the financial performance of the borrower, sources of repayment, and underlying collateral;
●	Evaluated the qualitative factors and the effect of those factors on the allowance for credit losses on the Company’s loans compared with relevant credit risk factors and consistency with credit trends;
●	Assessed the reasonableness of specific allowances on certain impaired loans;
●	Evaluated the accuracy and completeness of disclosures in the consolidated financial statements.

/s/ Hutchinson and Bloodgood LLP

We have served as the Company’s auditor since 2005.

Glendale, California

March 28, 2024

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2023 and 2022

(dollars in thousands except unit data)

	2023	2022
Assets:
Cash and cash equivalents	$10,854	$9,504
Restricted cash	1,757	60
Certificates of deposit	1,279	1,250
Loans receivable, net of allowance for loan losses of $1,501 and $1,551 as of December 31, 2023 and 2022, respectively	98,573	85,076
Accrued interest receivable	432	477
Investments in joint venture	871	870
Other investments	1,052	1,018
Property and equipment, net	56	140
Foreclosed assets, net	301	301
Servicing assets	98	123
Other assets	1,374	544
Total assets	$116,647	$99,363
Liabilities and members’ equity
Liabilities:
Lines of credit	$4,500	$3,000
Other secured borrowings	7	7
Debt certificates payable, net of debt issuance costs of $52 and $58 as of December 31, 2023 and 2022, respectively	96,979	79,100
Accrued interest payable	383	281
Other liabilities	1,683	2,349
Total liabilities	103,552	84,737
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at December 31, 2023 and 2022 (liquidation preference of $100 per unit); See Note 14	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at December 31, 2023 and 2022; See Note 14	1,509	1,509
Accumulated earnings	(129)	1,402
Total members' equity	13,095	14,626
Total liabilities and members' equity	$116,647	$99,363

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2023 and 2022

(dollars in thousands)

	2023	2022
Interest income:
Interest on loans	$5,800	$5,706
Interest on interest-bearing accounts	621	129
Total interest income	6,421	5,835
Interest expense:
Other debt	246	387
Debt certificates	4,239	2,982
Total interest expense	4,485	3,369
Net interest income	1,936	2,466
Credit for loan losses	(142)	(296)
Net interest income after credit for loan losses	2,078	2,762
Non-interest income:
Broker-dealer commissions and fees	651	838
Other income	1,933	217
Gain on debt extinguishment	—	2,537
Total non-interest income	2,584	3,592
Non-interest expenses:
Salaries and benefits	3,132	3,504
Marketing and promotion	91	174
Office occupancy	191	178
Office operations and other expenses	1,628	1,491
Foreclosed assets, net	10	10
Legal and accounting	347	350
Total non-interest expenses	5,399	5,707
Income (loss) before provision for income taxes and state LLC fees	(737)	647
Provision for income taxes and state LLC fees	20	20
Net income (loss)	$(757)	$627

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

For the years ended December 31, 2023 and 2022

(dollars in thousands)

	Series A Preferred Units		Class A Common Units
	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Total

Balance, December 31, 2021	117,100	$11,715	146,522	$1,509	$1,287	$12,908
Net income	—	—	—	—	627	627
Dividends on preferred units	—	—	—	—	(512)	(512)
Balance, December 31, 2022	117,100	$11,715	146,522	$1,509	$1,402	$14,626
Adjustment related to implementation of CECL model	—	—	—	—	(113)	(113)
Net loss	—	—	—	—	(757)	(757)
Dividends on preferred units	—	—	—	—	(661)	(661)
Balance, December 31, 2023	117,100	$11,715	146,522	$1,509	$(129)	$13,095

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

(dollars in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(757)	$627
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	47	44
Amortization of deferred loan fees, net	(73)	(127)
Amortization of debt issuance costs	128	100
Credit for loan losses	(142)	(296)
Adoption of new accounting standard	(113)	—
Accretion of loan discount	(15)	(20)
Gain on sale of loans	(14)	(13)
Gain on debt extinguishment	—	(2,537)
Gain on other investments	(34)	(18)
Changes in:
Accrued interest receivable	45	30
Other assets	(790)	75
Accrued interest payable	102	28
Other liabilities	(632)	667
Net cash used by operating activities	(2,248)	(1,440)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(6,099)	(2,760)
Loan originations	(17,112)	(4,267)
Loan sales	502	3,716
Loan principal collections	9,440	15,915
Purchase of other investments	—	(1,000)
Redemption (purchase) of certificates of deposit	(29)	(1,250)
Purchase of property and equipment	—	(12)
Retirement of property and equipment	37	—
Net cash provided (used) by investing activities	(13,261)	10,342
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	—	(30,212)
Borrowings, net of repayments on lines of credit	1,500	1,000
Net change in secured borrowings	—	(10)
Net change in debt certificates payable	17,873	2,338
Debt issuance costs	(122)	(70)
Dividends paid on preferred units	(695)	(533)
Net cash provided (used) by financing activities	18,556	(27,487)
Net increase (decrease) in cash and restricted cash	3,047	(18,585)
Cash, cash equivalents, and restricted cash at beginning of period	9,564	28,149
Cash, cash equivalents, and restricted cash at end of period	$12,611	$9,564
Supplemental disclosures of cash flow information
Interest paid	$4,383	$3,341
Income taxes paid	8	20
Leased assets obtained in exchange of new operating lease liabilities	—	106
Lease liabilities recorded	—	101
Dividends declared to preferred unit holders	148	182

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Throughout these notes to consolidated financial statements, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company.” The Company was formed in California in 1991. The Company’s primary operations are financing commercial real property secured loans and providing investment services for the benefit of Christian churches, ministries, and individuals. The Company funds its operations primarily through the sale of debt certificates.

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

The Company formed MP Securities on April 26, 2010, to provide investment and financial planning solutions for individuals, churches, charitable institutions, and faith-based organizations. MP Securities acts as the selling agent for the Company’s public and private placement debt certificates.

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

In addition, Russia’s invasion of Ukraine, increased levels of inflation, the disruption of global supply chains, higher interest rates, and recent bank failures are putting strain on the U.S. economy and the U.S. consumer. While it is not possible to know the full extent of the long-term impact of these current events, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Cash and Cash Equivalents

Cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of December 31, 2023 and December 31, 2022.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had $1.3 million in certificates with terms greater than three months as of December 31, 2023 and December 31, 2022.

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

On a periodic basis, or whenever events or circumstances arise that would necessitate analysis, management analyzes the Company’s investment in the joint venture for impairment. In this analysis, management compares the carrying value of the investment to the estimated value of the underlying real property. The Company records any impairment charges as a valuation allowance against the value of the asset. Management records these valuation changes as realized gains or losses on investment on the Company’s consolidated statements of operations. Management determined that the investment in the joint venture was not impaired as of December 31, 2023.

Other Investments

In June 2022, MP Securities purchased two ten-year fixed annuities from insurance companies. These annuities each carry unique features, including guaranteed fixed income components, variable income components, premium bonuses, and potential withdrawal charges. The Company carries these investments at cost and adjusts for guaranteed income when such income is realized. The principal balances of these annuities are guaranteed but are not insured; however, management determined that the annuities were not impaired at December 31, 2023 and December 31, 2022, and does not anticipate losses.

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

Allowance for Loan Losses

The Company sets aside an allowance for loan losses by charging the provision for loan losses account on the Company’s consolidated statements of operations. This charge decreases the Company’s earnings. Management charges off the part of loan balances it believes it will not collect against the allowance. The Company credits subsequent recoveries, if any, to the allowance.

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

Non-profit Commercial Loans: Loans made to Christian ministries are underwritten based on the cash flows and other key financial performance indicators of the borrower, other qualitative aspects of the borrower, and the value of the collateral securing the loan. Unlike for-profit commercial borrowers, the cash flows generated by these borrowers often depend on contributions rather than cash flows generated by the operation of a business. In addition, collateral values can fluctuate as many church properties have limited commercial use outside of the ministry sector.

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

Gains on sales of loans receivable

From time to time, the Company sells participation interests in loans receivable that it originates. Upon completion of the loan sale, the Company recognizes a gain based on certain factors including the maturity date of the loan, the percentage of the loan sold and retained, and the servicing rate charged to the participant on the sold portion.

Gains on debt extinguishment

Gains on debt extinguishment arise from agreements reached with the Company’s lenders to reduce the principal amount on outstanding debt. The amount of the gain is determined by the difference between the cash paid and the amount of principal and interest that is relieved as stipulated by the agreement.

Charitable contributions

Charitable contributions include amounts that were donated by a not-for-profit charitable ministry to the Company’s not-for-profit subsidiary, MPC. This revenue comprises donations analyzed by management and determined to be unconditional, non-exchange transactions. Contributions are measured at their fair value at the date of contribution. All contributions are considered to be available for unrestricted use unless specifically restricted by the donor. Amounts received that are designated for future periods or restricted by the donor for specific purposes are reported as carrying donor restrictions. The $1.7 million in charitable contributions recognized during 2023 were permanently restricted by the donor as part of a designated fund agreement that allows for limited annual distributions. These funds are included in the restricted net assets of MPC and are presented on the balance sheet as part of retained earnings.

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

Foreclosed Assets

Management records assets acquired through foreclosure or other proceedings at fair market value less estimated costs of disposal. Management determines the fair value at the date of foreclosure, which establishes a new cost for the asset. After foreclosure, the Company carries the asset at the lower of cost or fair value, less estimated costs of disposal. Management evaluates these real estate assets regularly to ensure that the asset’s fair value supports the recorded amount is. If necessary, management also ensures that valuation allowances reduce the carrying amount to fair value less estimated costs of disposal. Revenue and expense from the operation of the Company’s foreclosed assets and changes in the valuation allowance are included in net expenses from foreclosed assets. When the Company sells the foreclosed property, it recognizes a gain or loss on the sale equal to the difference between the net sales proceeds received and the carrying amount of the property.

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

The Company, from time to time, sells participation interests in loans it has originated or acquired. To recognize the transfer of a portion of a financial asset as a sale, the transferred portion, and any portion that the transferor continues to hold must represent a participating interest. In addition, the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest:

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

Debt Issuance Costs

The Company’s debt consists of borrowings from financial institutions and obligations to investors incurred through the sale of investor debt certificates. Management presents debt net of debt issuance costs and amortizes debt issuance costs into interest expense over the contractual terms of the debt using the straight-line method.

Employee Benefit Plans

The Company records contributions to the qualified employee retirement plan as compensation cost in the period incurred. The Company has also entered into a Supplemental Executive Retirement Plan (the “SERP”) with its former President and Chief Executive Officer, Joseph W. Turner, Jr. All the payments associated with the SERP vested prior to Mr. Turner’s retirement in December 2023 and are recognized as payable on the balance sheet.

Leases

We recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases with lease terms longer than 12 months. The recognition, measurement and presentation of lease expenses and cash flows depend on the lease classification as a finance or operating lease.

The Company has operating leases for real estate and a vehicle. Its leases have remaining lease terms of up to five years, including the lease agreement entered into in February 2024 (see Note 21, Subsequent Events). Our real estate lease agreements may include renewal or termination options for varying periods that are generally at our discretion. In our lease term, we only include those periods related to renewal options we are reasonably certain to exercise. However, we generally do not include these renewal options as we are not reasonably certain to renew at the lease commencement date. This determination is based on our consideration of certain economic, strategic, and other factors that we evaluate at the lease commencement date and reevaluate throughout the lease term. Some leases also include options to terminate the leases and we only include those periods beyond the termination date if we are reasonably certain not to exercise the termination option.

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

New accounting guidance

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt certificates and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance requires companies to apply the requirements in the year of adoption through cumulative adjustment with some aspects of the update requiring a prospective transition approach.

In October 2019, the FASB adopted a two-bucket approach to stagger the effective date for the credit losses standard for the fiscal years beginning after December 31, 2022, for certain entities, including certain Securities and Exchange Commission filers, public business entities, and private companies. As a smaller reporting company, the Company was eligible for delayed implementation of the standard. Management has gathered all necessary data and reviewed potential methods to calculate the expected credit losses. The Company uses a third-party software solution to assist with the adoption and implementation of the standard.

The ASU allows for several different methods of calculating the Allowance for Credit Losses and based on its analysis of observable data, the Company determined the probability of default method to be the most appropriate for all its loans.

Under the modified-retrospective method of adoption, on January 1, 2023, the Company recorded a one-time cumulative effect adjustment to the allowance for credit losses that reduced retained earnings on the consolidated balance sheet by $113 thousand, as is required in the guidance. This included a $1 thousand adjustment related to the allowance for credit losses on unfunded commitments.

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

Note 2. Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. At December 31, 2023 and December 31, 2022, the Company did not pledge cash for its term-debt or lines of credit. At December 31, 2023 and December 31, 2022, the Company had $7 thousand in cash pledged as collateral for its secured borrowings. See Note 3: Related Party Transactions for additional details. This amount is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$10,854	$9,504
Restricted cash	1,757	60
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$12,611	$9,564

Restricted cash includes $1.7 million donated to MPC as permanently restricted funds under a designated fund agreement. The agreement allows for limited annual distributions of the funds.

Other amounts included in restricted cash represent those required to be set aside in the CRD account with Financial Industry Regulation Authority (“FINRA”), funds the Company has deposited with RBC Dain as clearing deposits, and the $7 thousand in cash maintained in an account with ACCU as collateral for the Company’s secured borrowings as described above. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3. Related Party Transactions

Transactions with Equity Owners

Transactions with AdelFi Credit Union (“AdelFi”)

The tables below summarize transactions the Company conducts with AdelFi (formerly Evangelical Christian Credit Union), the Company’s largest equity owner.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2023	2022
Total funds held on deposit at AdelFi	$3,457	$443
Loan participations purchased from and serviced by AdelFi	1,298	68

Related party transactions of the Company (dollars in thousands):

	Years ended
	December 31,
	2023	2022
Interest earned on funds held with AdelFi	$81	$1
Interest income earned on loans purchased from AdelFi	53	5
Fees paid to AdelFi from MP Securities Networking Agreement	10	9
Income from Successor Servicing Agreement with AdelFi	—	—
Rent expense on lease agreement with AdelFi	146	146

Loan participation interests purchased:

The tables above show the number of loans purchased from AdelFi and the balance of loans serviced by AdelFi. For these loans Management negotiated the pass-through interest rates on a loan-by-loan basis and believes these negotiated terms were equivalent to those that would prevail in an arm’s length transaction. During the year ended December 31, 2023, the Company purchased $1.3 million in loans from AdelFi. The Company did not purchase any loans from AdelFi during the year ended December 31, 2022.

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

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2023	2022
Total funds held on deposit at ACCU	$164	$246
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	941	964
Amount owed on ACCU secured borrowings	7	7
Amount owed on ACCU line of credit	4,500	3,000
Loans pledged on ACCU line of credit	7,167	6,823

Related party transactions of the Company (dollars in thousands):

	Years ended
	December 31,
	2023	2022
Interest earned on funds held with ACCU	$40	$8
Dollar amount of secured borrowings made from ACCU	—	7
Dollar amount of draws on ACCU line of credit	6,500	3,000
Interest expense on ACCU borrowings	245	100
Income from broker services provided to ACCU by MPS	29	39
Fees paid based on MP Securities Networking Agreement with ACCU	102	94

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

As of December 31, 2023 and December 31, 2022, respectively, $7 thousand in participation interests had been sold and were outstanding under this agreement. These have been classified as secured borrowings. The Company has deposited equal amounts of cash in an account at ACCU as collateral for these borrowings. These funds are considered restricted cash.

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

Line of Credit:

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU. The ACCU line of credit (“ACCU LOC”) is a $5.0 million short-term demand facility with a maturity date of September 23, 2024. See Note 10: Credit Facilities and Other Debt for additional terms and conditions. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of December 31, 2023 and December 31, 2022, respectively, there were $4.5 million and $3.0 million in borrowings outstanding on the ACCU line of credit.

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT. The following describes the nature and dollar amounts of the material related party transactions with KCTCU, an Illinois state chartered financial institution.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	December 31,	December 31,
	2023	2022
Total funds held on deposit at KCT	$1,308	$1,261
Loans pledged on KCT line of credit	10,558	10,962
Outstanding loan participations sold to KCT and serviced by the Company	3,386	3,455

Related party transactions of the Company (dollars in thousands):

	Years ended
	December 31,
	2023	2022
Interest earned on funds held with KCT	$48	$10
Loans sold to KCT	7	56
Dollar amount of draws on KCT line of credit	500	2,000
Interest expense on KCT line of credit	1	15
Fees paid based on MP Securities Networking Agreement with KCT	43	69

Funds on deposit with KCT:

On July 11, 2023, the Company purchased a $1.3 million certificate of deposit from KCT. The certificate matures on February 11, 2024, and carries an interest rate of 4.75%. This certificate is pledged as a compensating balance deposit on one of the lines of credit the Company holds with KCT. See “Note 5. Investments” for additional details.

Lines of Credit:

On June 6, 2022, the Company terminated the existing $7.0 million Loan and Security Agreement with KCT Credit Union. It replaced this agreement with two short-term demand credit facilities, a $5.0 million warehouse line of credit (“KCT Warehouse LOC”) and a $5.0 million operating line of credit (“KCT Operating LOC”). See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities. Management believes these terms are equivalent to those that prevail in arm’s length transactions. As of December 31, 2023 and December 31, 2022, there was no outstanding balance on either of the lines of credit with KCT.

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

The agreement provides that MP Securities will pay KCT a percentage of total revenue received by MP Securities from transactions conducted for or on behalf of KCT members. Either KCT or MP Securities may terminate the Networking Agreement without cause upon thirty days prior written notice.

Loan Participation Interests Sold:

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and it charges KCT a customary fee for servicing the loan. As of December 31, 2023 and December 31, 2022, respectively, the Company serviced $3.4 million and $3.5 million in loan participations that it has sold to KCT.

Transactions with Other Equity Owners

From time to time the Company will engage in transactions with other owners or related parties. Related party balances pertaining to the assets of the Company are as follows (dollars in thousands):

	December 31,	December 31,
	2023	2022
Outstanding loan participations sold to NFCU and serviced by the Company	$4,745	$4,872
Outstanding debt certificates payable to officers and managers	2,821	2,266

Loan Participation Interests:

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

Debt certificates Sold:

From time to time, the Company’s Board and members of its executive management team have purchased debt certificates from the Company or have purchased investment products through MP Securities. Debt certificates payable owned by related parties totaled $2.9 million and $2.3 million at December 31, 2023 and December 31, 2022.

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

The Company primarily makes or purchases participations in loans that are made to Christian non-profit organizations and churches. The purpose of these loans is to purchase, construct, or improve facilities. Occasionally the company for-profit commercial loans to meet the Company’s revenue and yield goals, as well as to diversify the Company’s loan portfolio. Maturities on the loan portfolio extend through 2038. The loan portfolio had a weighted average rate of 6.53% and 6.46% as of December 31, 2023 and December 31, 2022, respectively. Loans receivable at December 31, 2023 and December 31, 2022, include $7 thousand in loan participations transferred under a recourse agreement.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	December 31,	December 31,
	2023	2022
Non-profit commercial loans:
Real estate secured	$87,524	$84,878
Other secured	—	225
Unsecured	74	99
Total non-profit commercial loans:	87,598	85,202
For-profit commercial loans:
Real estate secured	12,783	1,840
Total loans	100,381	87,042
Deferred loan fees, net	(139)	(208)
Loan discount	(168)	(207)
Allowance for loan losses	(1,501)	(1,551)
Loans, net	$98,573	$85,076

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses using CECL methodology as of December 31, 2023. Management also believes that the allowance for loan losses was properly calculated as of December 31, 2022, using previously accepted methodology. Upon the adoption of the CECL model on January 1, 2023, the Company recorded a one-time cumulative-effect adjustment to retained earnings on its consolidated balance sheet of $113 thousand. This includes a reduction in retained earnings of $112 thousand to increase the allowance for loan losses based on the additional expected credit losses in the Company’s portfolio on day one of its implementation of the expected loss methodology required by ASU 2016-13.

The following table shows the changes in the allowance for loan losses for the years ended years ended December 31, 2023 and 2022 (dollars in thousands):

	December 31,			December 31,
	2023			2022
Segment:	Non-profit Commercial	For-profit Commercial	Total	Commercial loans
Balance, beginning of period	$1,530	$21	$1,551	$1,638
Adjustment related to implementation of CECL model	129	(16)	113
Provision (credit) for loan loss	(167)	25	(142)	(296)
Charge-offs	(21)	—	(21)	—
Recoveries	—	—	—	209
Balance, end of period	$1,471	$30	$1,501	$1,551

The table below presents loans by portfolio segment and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands):

	Loans and Allowance for Loan Losses (by segment)
	As of
	December 31,	December 31,
	2023	2022
Non-profit Commercial Loans:
Individually evaluated for impairment	$16,792	$5,933
Collectively evaluated for impairment	70,806	79,269
Total Non-profit Commercial Loans	87,598	85,202
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	12,783	1,840
Total For-profit Commercial Loans	12,783	1,840
Total Balance	$100,381	$87,042

Allowance for loan losses:
Non-profit Commercial Loans:
Individually evaluated for impairment	$669	$597
Collectively evaluated for impairment	802	933
Total Non-profit Commercial Loan Allowance	1,471	1,530
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	30	21
Total For-profit Commercial Loan Allowance	30	21
Balance	$1,501	$1,551

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2023
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$35,106	$32,891	$5,408	$9,882	$—	$—	$83,287
Wholly Owned Other Amortizing	1,405	—	—	1,502	—	—	2,907
Wholly Owned Unsecured Amortizing	25	28	—	—	—	—	53
Wholly Owned Unsecured LOC	46	—	—	—	—	—	46
Participation First	1,298	—	—	—	—	—	1,298
Participation Construction	—	—	—	—	—	—	—
Total Non-profit Commercial Loans	37,887	32,919	5,408	11,384	—	—	87,598
For-profit Commercial Loans
Wholly Owned First Amortizing	9,574	—	—	—	—	—	9,574
Participation First	1,776	—	—	—	—	—	1,776
Participation Construction	1,433	—	—	—	—	—	1,433
Total For-profit Commercial Loans	12,783	—	—	—	—	—	12,783
Total Loans	$50,670	$32,919	$5,408	$11,384	$—	$—	$100,381

Credit Quality Indicators (by class)
As of December 31, 2022
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$45,189	$32,080	$—	$5,430	$503	$—	$83,202
Wholly Owned Other Amortizing	1,448	—	—	—	—	—	1,448
Wholly Owned Unsecured Amortizing	—	29	—	—	—	—	29
Wholly Owned Unsecured LOC	295	—	—	—	—	—	295
Wholly Owned Construction	160	—	—	—	—	—	160
Participation First	—	68	—	—	—	—	68
Total Non-profit Commercial Loans	47,092	32,177	—	5,430	503	—	85,202
For-profit Commercial Loans							—
Participation First	1,035	—	—	—	—	—	1,035
Participation Construction	805	—	—	—	—	—	805
Total For-profit Commercial Loans	1,840	—	—	—	—	—	1,840
Total Loans	$48,932	$32,177	$—	$5,430	$503	$—	$87,042

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$7,020	$143	$875	$8,038	$75,249	$83,287	$—
Wholly Owned Other Amortizing	—	—	—	—	2,907	2,907	—
Wholly Owned Unsecured Amortizing	—	—	—	—	53	53	—
Wholly Owned Unsecured LOC	—	—	—	—	46	46	—
Participation First	—	—	—	—	1,298	1,298	—
Participation Construction	—	—	—	—	—	—	—
Total Non-profit Commercial Loans	7,020	143	875	8,038	79,560	87,598	—
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	9,574	9,574	—
Participation First	—	—	—	—	1,776	1,776	—
Participation Construction	—	—	—	—	1,433	1,433	—
Total For-profit Commercial Loans	—	—	—	—	12,783	12,783	—
Total Loans	$7,020	$143	$875	$8,038	$92,343	$100,381	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$6,068	$—	$1,378	$7,446	$75,756	$83,202	$—
Wholly Owned Other Amortizing	—	—	—	—	1,448	1,448	—
Wholly Owned Unsecured Amortizing	—	—	—	—	29	29	—
Wholly Owned Unsecured LOC	—	—	—	—	295	295	—
Wholly Owned Construction	—	—	—	—	160	160	—
Participation First	—	—	—	—	68	68	—
Total Non-profit Commercial Loans	6,068	—	1,378	7,446	77,756	85,202	—
For-profit Commercial Loans
Participation First	—	—	—	—	1,035	1,035	—
Participation Construction	—	—	—	—	805	805	—
Total For-profit Commercial Loans	—	—	—	—	1,840	1,840	—
Total Loans	$6,068	$—	$1,378	$7,446	$79,596	$87,042	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class as of and for the years ended years ended December 31, 2023 and 2022, respectively. The unpaid principal balance reflects the contractual principal outstanding on the loan. Included in the balance of impaired loans are loan modifications that performed according to contractual terms and that the Company has upgraded to pass or watch since the date of the modification. The recorded investment reflects the unpaid principal balance less any interest payments that management has recorded against principal and less discounts taken. No loans in the Company’s commercial loan segment were classified as impaired or non-accrual at December 31, 2023 or at December 31, 2022. The tables below represent the breakdown by class of the non-profit loan portfolio segment only (dollars in thousands):

	For the years ended
Impaired Non-profit Commercial Loans (by class)	December 31,	December 31,
	2023	2022
Wholly Owned First Amortizing
Average recorded investment	$21,786	$10,772
Interest income recognized	1,487	582
Wholly Owned Other Amortizing
Average recorded investment	751	1,668
Interest income recognized	—	—
Total Impaired Loans
Average recorded investment	$22,537	$12,440
Interest income recognized	1,487	582

Impaired Non-profit Commercial Loans (by class)	As of	As of
	December 31,	December 31,
	2023	2022
Wholly Owned First Amortizing
Recorded investment with specific allowance	$8,238	$15,569
Recorded with no specific allowance	15,166	4,598
Total recorded investment	$23,404	$20,167
Unpaid principal balance	$23,870	$20,419
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$1,502	$—
Recorded with no specific allowance	—	—
Total recorded investment	$1,502	$—
Unpaid principal balance	$1,685	$—
Total Impaired Loans
Recorded investment with specific allowance	$9,740	$15,569
Recorded with no specific allowance	15,166	4,598
Total recorded investment	$24,906	$20,167
Unpaid principal balance	$25,555	$20,419

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	December 31, 2023	December 31, 2022
Non-profit Commercial Loans:
Wholly Owned First Amortizing	$9,882	$5,933
Wholly Owned Other Amortizing	1,502	—
Total	$11,384	$5,932

The Company modified two loans during the year ended December 31, 2023. The Company modified four loans during the year ended December 31, 2022.

A summary of loans the Company modified during the years ended December 31, 2023 and 2022 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
	For the twelve months ended
	December 31, 2023	December 31, 2022
Non-profit Commercial Loans:
Wholly Owned First Amortizing
Number of Loans	2	4
Pre-Modification Outstanding Recorded Investment	$6,253	$8,385
Post-Modification Outstanding Recorded Investment	6,253	8,385
Recorded Investment At Period End	6,248	8,464
Wholly Owned Junior
Total
Number of Loans	2	4
Pre-Modification Outstanding Recorded Investment	$6,253	$8,385
Post-Modification Outstanding Recorded Investment	6,253	8,385
Recorded Investment At Period End	6,248	8,464

For one of the loan modifications, the Company entered into a forbearance agreement with the borrower that altered the terms of the loan to require interest-only payments, as well as extending the maturity of the loan. The other modification changed the payment terms to temporarily require interest-only payments. One of the non-profit commercial loans the Company modified during the year ended December 31, 2023, subsequently defaulted during the period. The recorded investment in this loan was $6.1 million as of December 31, 2023.

The Company had one previously restructured loans that was past maturity as of December 31, 2023. The Company has entered into a forbearance agreement with the borrower and is evaluating what actions it should undertake to protect its investment on the loan. The forbearance agreement includes reduced monthly payment amounts and additional reporting requirements.

As of December 31, 2023, no additional funds were committed to be advanced in connection with loans modified as troubled debt restructurings.

Note 5. Investments

Investments in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). Intertex is a managing member of the LLC, with authority to direct operations. The Company is a non-managing member with no authority beyond limited rights granted to the Company by the operating agreement. The Valencia Hills Project is a joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand and represented 100% of the ownership of the joint venture. Under the terms of the operating agreement, the members of the joint venture are entitled to receive their respective capital contributions until the balance is reduced to zero. After these payments are made, the Company is entitled to receive 30% of the profits generated by the operation of the joint venture or disposition of the property. The Company’s ownership percentage in the joint venture was 73% as of December 31, 2023, and 74% as of December 31, 2022.

The value of the Company’s investment in the joint venture was $871 thousand and $870 thousand, as of December 31, 2023 and 2022, respectively. Management’s impairment analysis of the investment as of December 31, 2023, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in a certificate of deposit with an original maturity greater than three months at December 31, 2023 and 2022.

Details of certificates with original maturities of greater than three months owned by the Company as of December 31, 2023 and 2022, are as follows (dollars in thousands):

December 31, 2023
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	7/11/2023	$1,279	4.75%	2/11/2024

December 31, 2022
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	9/29/2022	$1,250	3.25%	6/6/2023

The certificate identified above was purchased from KCT and is pledged as a compensating balance under the terms of the KCT Warehouse LOC. This certificate was renewed at maturity for a twelve-month term. See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities.

Other Investments

In June 2022, the Company entered into two indexed annuity insurance contracts whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years. The Company recognized $34 thousand and $18 thousand, respectively, in income on these investments during the years ended December 31, 2023 and 2022.

Additional information related to these investments is as follows (dollars in thousands):

				Income for the year ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	December 31, 2023	December 31, 2022
Fixed annuity	June 2032	$1,000	$1,052	$34	$18

Note 6. Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such (dollars in thousands):

	December 31,
	2023	2022
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$651	$838
Gains on loan sales	14	13
Other investment income	34	18
Other non-interest income	12	—
Non-interest income, out of scope, ASC 606
Lending fees	173	186
Charitable contributions, with donor restrictions	1,700	—
Gain on debt extinguishment	—	2,537
Total non-interest income	$2,584	$3,592

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

	For the twelve months ended
(dollars in thousands)	December 31, 2023	December 31, 2022
Broker-dealer revenue
Securities commissions
Transactional	$18	$109
AUM	54	61
Total	72	170
Sale of investment company shares
Transactional	15	22
AUM	70	80
Total	85	102
Other insurance product revenue
Transactional	101	179
AUM	54	48
Total	155	227
Advisory fee income
Transactional	—	4
AUM	339	335
Total	339	339
Total broker-dealer revenue
Transactional	134	314
AUM	517	524
Total broker-dealer revenue	$651	$838

Note 7. Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the years ended
	December 31,	December 31,
	2023	2022
Participation loans interests sold by the Company during the year	$502	$3,716
Total participation interests sold and serviced by the Company	31,466	34,946
Servicing income	134	153

Servicing Assets
Balance, beginning of period	$123	$170
Additions:
Servicing obligations from sale of loan participations	18	19
Subtractions:
Amortization	(43)	(66)
Balance, end of period	$98	$123

ACCU Loan Participation Agreement (Secured Borrowings)

As detailed in Note 3: Related Party Transactions, effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Sales made under the Master LP Agreement are on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the year ended December 31, 2022, the Company sold loan participations to ACCU under the provisions of the Master LP Agreement that totaled $7 thousand. Due to the recourse provisions of the agreement, the participation sales made under the agreement are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s consolidated balance sheets. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the year ended December 31, 2023.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that was valued at $301 thousand at December 31, 2023 and 2022. There was no allowance for losses on foreclosed assets at December 31, 2023 and 2022. The Company did not record any loss provisions on foreclosed assets during the years ended December 31, 2023 and 2022.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses for the years ended December 31,
	2023	2022
Operating expenses	10	10
Total expenses	$10	$10

Note 9. Premises and Equipment

The tables below summarize our premises and equipment (dollars in thousands):

	As of
	December 31,	December 31,
	2023	2022

Furniture and office equipment	$440	$528
Computer system	221	220
Leasehold improvements	43	43
Total premises and equipment	704	791
Less accumulated depreciation and amortization	(648)	(651)
Premises and equipment, net	$56	$140

	2023	2022

Depreciation and amortization expense for the years ended December 31,	$47	$44

Note 10. Credit Facilities and Other Debt

Details of the Company’s debt facilities as of December 31, 2023, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
KCT Warehouse LOC	9.000%	Variable	$—	$—	6/6/2024	$6,032	$—
KCT Operating LOC	9.000%	Variable	—	—	6/6/2024	4,560	1,250
ACCU LOC	8.250%	Variable	4,500	—	9/23/2024	7,167	—
ACCU Secured	Various	Fixed	7	—	Various	—	7

Note: Disclosed cash pledged and collateral balances will get pledged once and if the LOC is drawn on.

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

The Company may draw funds on the KCT Warehouse LOC at any time until the line is fully drawn. Repayment of each advance is due 120 days after the advance is made or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At December 31, 2023, the interest rate on the KCT Warehouse LOC was 9.00%. To secure its obligations under the KCT Warehouse LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT Warehouse LOC. The minimum ratio must equal at least 120%. The KCT Warehouse LOC also requires the Company to maintain a deposit of 25% of the total line limit to borrow on the facility. In September 2022, the Company purchased a $1.25 million certificate of deposit from KCT that satisfies this requirement. A total of $6.0 million in loans were pledged on this facility as of December 31, 2023. At December 31, 2023, there were no outstanding borrowings on the KCT Warehouse LOC.

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

The Company may draw funds on the KCT Operating LOC at any time until the line is fully drawn. Repayment by the termination date or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At December 31, 2023, the interest rate on the KCT Warehouse LOC was 9.00%. To secure its obligations under the KCT Operating LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking the outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed less the secured cash on the KCT Operating LOC. The minimum ratio must equal at least 120%. A total of $4.6 million in loans were pledged on this facility as of December 31, 2023. At December 31, 2023, there were no outstanding borrowings on the KCT Operating LOC.

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

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with a one-year maturity date of September 23, 2024. The facility carried an outstanding balance of $4.5 million and $3.0 million at December 31, 2023 and December 31, 2022. The interest rate on the facility is equal to the Prime Rate as published in the Wall Street Journal plus 0.75%. This rate will be adjusted on January 10th each year to account for the current Prime Rate but cannot be adjusted below 4.00%. The interest rate on the ACCU LOC was 8.25% on December 31, 2023. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that equals or exceeds $10.0 million at all times during the term of the loan. The ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at years ended December 31, 2023 and 2022. A total of $7.2 million in loans were pledged on this facility as of December 31, 2023 and December 31, 2022.

ACCU Secured Borrowings

As detailed in Note 3: Related Party Transactions, on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $7 thousand in secured borrowings were outstanding under the Master LP Agreement as of December 31, 2023 and December 31, 2022.

Note 11. Debt Certificates Payable

The table below provides information on the Company’s debt certificates payable (dollars in thousands):

		As of		As of
		December 31, 2023		December 31, 2022
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$12,555	4.19%	$20,698	4.27%
2021 Class A Offering	Unsecured	69,421	4.95%	45,935	4.04%
Public offering total		$81,976	4.83%	$66,633	4.11%

Private Offerings
Subordinated Notes	Unsecured	$15,055	4.76%	$12,525	4.56%
Private offering total		$15,055	4.76%	$12,525	4.56%

Total debt certificates payable		$97,031	4.82%	$79,158	4.19%

Future maturities for the Company’s debt certificates during the twelve-month periods ending December 31, are as follows (dollars in thousands):

2024	$47,792
2025	20,316
2026	16,563
2027	9,515
2028	2,845
97,031
Debt issuance costs	52
Debt certificates payable, net of debt issuance costs	$96,979

Debt issuance costs related to the Company’s debt certificates payable were $52 thousand and $58 thousand at December 31, 2023 and December 31, 2022, respectively.

The debt certificates are payable to investors who have purchased the securities. Debt certificates pay interest at stated spreads over an index rate. The investor may reinvest the interest or have the interest paid to them at their option. The Company may repurchase all or a portion of debt certificates at any time at its sole discretion. In addition, the Company may allow investors to redeem their debt certificates prior to maturity at its sole discretion.

SEC Registered Public Offerings

Class 1A Offering

In February 2018, the Company launched its Class 1A Notes Offering. Pursuant to a Registration Statement declared effective on February 27, 2018, the Company registered $90 million of its Class 1A Notes in two series – fixed and variable debt certificates. The Class 1A Notes are unsecured. The interest rate paid on the Fixed Series Notes is determined in reference to a Constant Maturity Treasury Index published by the U.S. Department of Treasury (“CMT Index”) in effect on the date that the note is issued plus a rate spread as described in the Company’s Class 1A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate. The Company issued the Class 1A Notes under a Trust Indenture entered into between the Company and U.S. Bank.

2021 Class A Offering

In January 2021, the Company launched its 2021 Class A Notes Offering. Pursuant to a Registration Statement declared effective on January 8, 2021, the Company registered $125 million of its 2021 Class A Notes in two series – fixed and variable debt certificates. The 2021 Class A Notes are unsecured. Like the Class 1A Notes Offering, the interest rate paid on the Fixed Series Notes is determined in reference to a CMT Index published by the U.S. Department of Treasury in effect on the date that the note is issued plus a rate spread as described in the Company’s 2021 Class A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the Secured Overnight Financing Rate (“SOFR”) for three-month financial obligations. The Company issued the 2021 Class A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank.

In February 2024, the Company registered its 2024 Class A Debt Certificates with the SEC. See “Note 21. Subsequent Events” for additional details.

Private Offerings

Series 1 Subordinated Capital Notes (“Subordinated Notes”)

In June 2018, the Company renewed the offer and sale of its Subordinated Notes initially launched in February 2013. The Company offers the debt certificates pursuant to a limited private offering to qualified investors that meet the requirements of Rule 506 of Regulation D. The Company offers the Subordinated Notes with maturity terms from 12 to 60 months at an interest rate fixed on the date of issuance, as determined by the then current seven-day average rate reported by the U.S. Federal Reserve Board for interest rate swaps.

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of debt certificates that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at December 31, 2023 and December 31, 2022.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	December 31, 2023	December 31, 2022
Undisbursed loans	$221	$355

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

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the Year Ended
	2023	2022
Lease cost
Operating lease cost	$176	$175
Other information
Cash paid for operating leases	$190	$185
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$106
Lease liabilities recorded	$—	$101
Weighted average remaining lease term (in years)	1.24	1.46
Weighted-average discount rate	3.64%	4.33%

Future minimum lease payments and lease costs for the twelve months ending December 31 are as follows (dollars in thousands). Note that amounts include the provisions of the lease agreement signed January 2024, as described in Note 21. Subsequent Events.

	Lease Payments	Lease Costs
2024	$87	$105
2025	80	91
2026	86	82
2027	89	82
2028	91	82
Thereafter	55	47
Total	$488	$489

Note 13. Office Operations and Other Expenses

Office operations and other expenses comprise the following (dollars in thousands):

	December 31, 2023	December 31, 2022
Technology and communication expenses	$459	$396
Insurance	341	382
Lease and occupancy expense	214	211
Outsourced operations	202	160
Staff and travel expense	83	109
Loan expenses	121	42
Clearing firm fees	60	60
Other	148	131
Total	$1,628	$1,491

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

Note 15. Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the years ended December 31, 2023 and 2022 were $77 thousand and $80 thousand, respectively.

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

The Company did not make or approve a profit sharing contribution to the plan during the years ended December 31, 2023 and 2022.

Supplemental Executive Retirement Plan

On March 30, 2022, the Company entered into a Supplemental Executive Retirement Plan (the “SERP”) with its President and Chief Executive Officer, Joseph W. Turner, Jr. The SERP is an unfunded non-qualified plan that is intended to provide Mr. Turner with a fixed benefit over a ten-year period after Mr. Turner incurs a separation from service with the Company. The SERP has been established as a supplemental retirement and death benefits arrangement that conforms with the provisions of Section 409(A) of the Internal Revenue Code. If Mr. Turner retires on or after his expected retirement date, he will be entitled to receive $60,000 per year over a ten-year period, payable in equal monthly installments commencing in August 2024.

For purposes of the SERP, Mr. Turner’s accrued benefit is subject to a maximum sum of $600,000, with payments made annually in equal monthly installments over a ten-year period. The agreement was amended in 2023 to change the vesting date of the benefits to December 2023. When Mr. Turner retired on December 15, 2023, the entire amount of this benefit had vested.

Note 16. Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

The Company classifies measurements of fair value within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The Company did not change its methodology in measuring fair value during the year ended December 31, 2023. The fair value hierarchy is as follows:

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at December 31, 2023 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$12,611	$12,611	$—	$—	$12,611
Certificates of deposit	1,279	—	1,275	—	1,275
Loans, net	98,573	—	—	95,913	95,913
Investments in joint venture	871	—	—	871	871
Other investments	1,052	—	—	1,052	1,052
Accrued interest receivable	432	—	—	432	432
Servicing assets	98	—	—	98	98
FINANCIAL LIABILITIES:
Lines of credit	$4,500	$—	$—	$4,501	$4,501
Other secured borrowings	7	—	—	7	7
Debt certificates payable	96,979	—	—	97,399	97,399
Other financial liabilities	531	—	—	531	531

		Fair Value Measurements at December 31, 2022 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$9,564	$9,564	$—	$—	$9,564
Loans, net	85,076	—	—	83,525	83,525
Investments in joint venture	870	—	—	870	870
Other investments	1,018	—	—	1,018	1,018
Accrued interest receivable	477	—	—	477	477
Servicing assets	123	—	—	123	123
FINANCIAL LIABILITIES:
Lines of credit	$3,000	$—	$—	$3,026	$3,026
Other secured borrowings	7	—	—	7	7
debt certificates payable	79,100	—	—	78,330	78,330
Other financial liabilities	462	—	—	462	462

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2023 and December 31, 2022.

The Company used the following methods and assumptions to estimate the fair value of financial instruments:

●	Cash – The carrying amounts reported in the balance sheets approximate fair value for cash.
●	Certificates of deposit – Management estimates fair value by using a present value discounted cash flow with a discount rate approximating the current market rate for similar assets. Management classifies certificates of deposits as Level 2 of the fair value hierarchy.
●	Loans (other than collateral-dependent impaired loans) – Management estimates fair value by discounting the future cash flows of the loans. The discount rate the Company uses is the current average rates at which it would make loans to borrowers with similar credit ratings and for the same remaining maturities. Also included is $7 thousand of loan participations transferred under a recourse agreement.
●	Investments in joint venture – Management estimates fair value by analyzing the operations and marketability of the underlying investment to determine if the investment is other-than-temporarily impaired.

●	Other investments – Management estimates fair value by determining the whether there is an indication of potential lack of performance on the part of the insurance companies in which the investments are made, and whether those indications would impair the investments.
●	Debt certificates payable – Management estimates the fair value of fixed maturity debt certificates by discounting the future cash flows of the debt certificates. The discount rate the Company uses is the rate currently offered for debt certificates payable of similar remaining maturities. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the debt certificates.
●	Accrued interest receivable - The carrying amounts reported in the balance sheets approximate fair value for accrued interest receivable. The Company has made the accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes off accrued interest receivable when a loan is 90 days past due or interest is otherwise considered uncollectible.
●	Servicing assets – Servicing assets are included in other assets on the balance sheets. The carrying amounts reported in the balance sheets approximate fair value for servicing assets.
●	Lines of credit, term-debt, other secured borrowings – Management estimates the fair value of borrowings from financial institutions discounting the future cash flows of the borrowings. The discount rate the Company uses is the current incremental borrowing rate for similar types of borrowing arrangements.
●	Off-balance sheet instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties’ credit standing. The fair value of loan commitments is insignificant at December 31, 2023 and December 31, 2022.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2023:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$2,896	$2,896
Investments in joint venture	—	—	871	871
Other investments	—	—	1,052	1,052
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$5,120	$5,120

Assets at December 31, 2022:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,259	$5,259
Investments in joint venture	—	—	870	870
Other investments	—	—	1,018	1,018
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,448	$7,448

The following table presents activity in Level 3 assets for those assets in which there were purchases or sales, or in which assets were transferred between levels. There was no such activity during the year ended December 31, 2023. The only assets to have such activity during the year ended December 31, 2022, were other investments (dollars in thousands):

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

The Company also estimates the fair value of non-collateral-dependent impaired loans using the discounted cash flow method. This method uses estimates of the future cash flows of the loan and discounts those cash flows using the loan’s interest rate.

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at December 31, 2023. As such, the Company has determined that the carrying value of its other investments equals its fair value at December 31, 2023.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

December 31, 2023
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,896	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Investments in joint venture	871	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,052	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2022
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,259	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (28%)
Investments in joint venture	870	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,018	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 17. Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2023 and 2022, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2023 and 2022, MP Realty has federal and state net operating loss carryforwards of approximately $432 thousand and $422 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at years ended December 31, 2023 and 2022.

Tax years ended December 31, 2019, through December 31, 2023 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2018 through December 31, 2023 remain subject to examination by the California Franchise Tax Board.

Note 18. Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. The Company manages the segments separately because each business requires different management, personnel proficiencies, and marketing strategies.

The Company has two reportable segments that represent the primary businesses reported in the consolidated financial statements: the finance company (the parent company), and the investment advisor and insurance firm (MP Securities). The finance company segment uses funds from the sale of debt certificates, income from operations, and the sale of loan participations to originate or purchase mortgage loans. The finance company also services loans. MP Securities generates fee income by selling debt certificates and other investment and insurance products, as well as providing investment advisory and financial planning services. Although charitable activities of MPC are not considered primary business activities, due to the amount of revenue recognized during 2023, the Company has disclosed its activities separately in the tables below.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Twelve months ended
	December 31, 2023	December 31, 2022
Revenue from external sources
Finance Company	$6,387	$8,562
Broker Dealer	870	865
Charitable Organization	1,747	—
Other Segments	1	—
Adjustments / Eliminations	—	—
Total	$9,005	$9,427

Revenue from internal sources
Finance Company	$—	$—
Broker Dealer	1,653	1,128
Charitable Organization	—	65
Other Segments	—	—
Adjustments / Eliminations	(1,653)	(1,193)
Total	$—	$—

Interest expense
Finance Company	$6,045	$4,545
Broker-Dealer	—	—
Charitable Organization	—	—
Other Segments	—	—
Adjustments / Eliminations	(1,560)	(1,176)
Total	$4,485	$3,369

Total non-interest expense and provision for tax
Finance Company	$3,332	$4,125
Broker Dealer	2,043	1,598
Charitable Organization	44	54
Other Segments	—	—
Adjustments / Eliminations	—	(50)
Total	$5,419	$5,727

Net profit (loss)
Finance Company	$(2,847)	$188
Broker Dealer	480	396
Charitable Organization	1,703	11
Other Segments	1	—
Adjustments / Eliminations	(94)	32
Total	$(757)	$627

	December 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Total assets
Finance Company	$109,724	$94,523
Broker Dealer	4,977	4,553
Charitable Organization	2,108	368
Other Segments	56	55
Adjustments / Eliminations	(218)	(136)
Total	$116,647	$99,363

Note 19. Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows (dollars in thousands):

Ministry Partners Investment Company, LLC Balance Sheet

	As of December 31,
	2023	2022
Assets:
Cash	$6,852	$5,875
Certificates of deposit	1,279	1,250
Loans receivable, net of allowance for loan losses	98,573	85,076
Investment in subsidiaries	5,174	3,084
Other assets	3,599	2,922
Total assets	$115,477	$98,207
Liabilities and members’ equity
Liabilities:
Other borrowings	$4,507	$3,007
Debt certificates, net of debt issuance costs	96,226	78,441
Other liabilities	1,649	2,133
Total liabilities	102,382	83,581
Equity	13,095	14,626
Total liabilities and members' equity	$115,477	$98,207

Ministry Partners Investment Company, LLC Statement of Operations

	For the years ended
	December 31,
	2023	2022
Income:
Interest Income	$6,200	$5,825
Other income	187	2,737
Total income	6,387	8,562
Interest expense:
Other borrowings	246	387
Debt certificates	5,799	4,158
Total interest expense	6,045	4,545
Credit for loan losses	(142)	(296)
Other operating expenses	3,318	4,112
Income (loss) before provision for income taxes	(2,834)	201
Provision for income taxes and state LLC fees	13	13
Income (loss) before equity in undistributed net income of subsidiaries	(2,847)	188
Equity in undistributed net income of subsidiaries	2,090	439
Net income (loss)	$(757)	$627

Ministry Partners Investment Company, LLC Statement of Cash Flows

	For the years ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(757)	$627
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity in undistributed net income of subsidiaries	(2,090)	(439)
Depreciation	46	43
Amortization of deferred loan fees, net	(73)	(127)
Amortization of debt issuance costs	930	651
Provision for loan losses	(142)	(296)
Accretion of loan discount	(15)	(20)
Gain on sale of loans	(14)	(13)
Gain on debt extinguishment	—	(2,537)
Adoption of new accounting standard	(113)	—
Changes in:
Other assets	(677)	110
Other liabilities	(517)	493
Net cash used by operating activities	(3,422)	(1,508)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(6,099)	(2,760)
Loan originations	(17,112)	(4,267)
Loan sales	502	3,716
Loan principal collections	9,440	15,915
Purchase of certificates of deposit	(29)	(1,250)
Retirement of property and equipment	37	—
Purchase of property and equipment	—	(11)
Net cash provided (used) by investing activities	(13,261)	11,343
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in term-debt	—	(30,212)
Borrowings, net of repayments on lines of credit	1,500	1,000
Net change in secured borrowings	—	(10)
Net change in debt certificates	17,873	2,338
Debt issuance costs	(1,018)	(573)
Dividends paid on preferred units	(696)	(533)
Net cash provided (used) by financing activities	17,659	(27,990)
Net increase (decrease) in cash and restricted cash	976	(18,155)
Cash, cash equivalents, and restricted cash at beginning of period	5,875	24,030
Cash, cash equivalents, and restricted cash at end of period	$6,851	$5,875
Supplemental disclosures of cash flow information
Interest paid	$4,383	$3,341
Income taxes paid	8	20
Leased assets obtained in exchange of new operating lease liabilities	—	22
Lease liabilities recorded	—	17
Dividends declared to preferred unit holders	148	182

Note 20. Not-for-Profit Subsidiary Activities

The following represent required disclosures related to the activities of MPC, the Company’s wholly owned, not-for-profit organization.

At December 31, 2023 and December 31, 2022, the Company had $304 thousand and $303 thousand, respectively, in cash held in a checking account available to meet general expenditure needs for the next twelve months. This does not include $1.7 million in cash that carries permanent donor restrictions. There were no board-designated funds as of December 31, 2022. At December 31, 2023, there were $38 thousand in funds accrued to distribute related to the designated fund agreement reached between MPC and a donor. Management believes the cash available for use by MPC is sufficient to cover its expenses.

At December 31, 2023 and December 31, 2022, MPC had $2.1 million and $367 thousand in net assets, respectively. At December 31, 2023, $1.7 million of those net assets was permanently restricted by donors. There were no restricted net assets as of December 31, 2022. MPC earned interest income of $47 thousand during the year ended December 31, 2023. MPC earned less than $1 thousand in interest income during the year ended December 31, 2022.

A breakdown of expenses for MPC for the years ended December 31, 2023 and 2022 is as follows (dollars in thousands):

	Year ended December 31,
	2023	2022
Expenses
Charitable grants	$37	$50
General and administrative expenses	7	4
Total	$44	$54

The change in net assets for MPC for the years ended December 31, 2023 and 2022 is as follows (dollars in thousands):

	Year ended December 31,
	2023	2022
Change in net assets	$1,703	$11

Note 21. Subsequent Events

In February 2024, the Company launched its 2024 Class A Debt Certificates Offering. Pursuant to a Registration Statement declared effective on February 5, 2024, the Company registered $200 million of its 2024 Class A Debt Certificates in two series – fixed and variable debt certificates. The 2024 Class A Debt Certificates are unsecured. The interest rate paid on the Fixed Series Debt Certificates is determined in reference to a CMT Index published by the U.S. Department of Treasury in effect as of the first business day of the month in which the note is issued plus a rate spread as described in the Company’s 2024 Class A Prospectus. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Debt Certificate. The variable index is equal to the SOFR for three-month financial obligations. The Company issued the 2024 Class A Debt Certificates under a Trust Indenture entered into between the Company and U.S. Bank.

On December 31, 2023, the Company’s lease agreement with Imperial Mariner to lease facilities in Brea expired. In February 2024, the Company reached an agreement with Olen Pointe Brea Corp. to lease new office space in Brea. The lease agreement begins on March 15, 2024, with a provision for early possession of the premises effective February 29, 2024. The agreement expires on July 31, 2029. The agreement provides for rent payments beginning at $6,790 per month with annual increases, as well as provisions for proportional share of operating costs. The agreement also includes one option to extend the lease for an additional five-year term.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the fiscal period ending December 31, 2023, covered by this Report on Form 10-K. The officers performed this evaluation as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. From this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2023. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2023.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2023, our internal control over financial reporting is effective.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary of the business experience of our executive officers and managers

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers/Executive Officers
R. Michael Lee	65	Chairman of the Board, Manager
Van C. Elliott	86	Corporate Secretary, Audit Committee Chairperson, Manager
Nicolette Harms**	54	Manager
Brian S. Barbre	50	Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Darren Thompson*	43	Chief Executive Officer and President
Juli Anne Lawrence	71	ALCO Committee Chairperson, Credit Committee Chairperson, Manager
Jerrod Foresman	55	Manager
Guy A. Messick	71	Vice Chairman of the Board, Manager

*Joseph W. Turner, Jr. stepped down as Chief Executive Officer and Manager effective as of December 15, 2023. Mr. Thompson was appointed Chief Executive Officer effective as of December 15, 2023. See the section titled “Chief Executive Officer and President Succession Plan” below for more details.

**Mrs. Harms was appointed to the Company’s Board of Managers on November 9, 2023, but effective as of December 15, 2023, taking the board seat vacated by Mr. Turner.

As a limited liability company, we are governed by a Board of Managers that supervises our affairs (hereinafter referred to as the “Board”).

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

VAN C. ELLIOTT

Mr. Elliott has served as a member of our Board since 1991. He has served as a director for AdelFi from 1988 until 2022 (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing organizational, financial, and fund-raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry. Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration. He has completed post-graduate instruction at the College for Financial Planning. Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner.® Mr. Elliott brings to our Board his extensive experience as a credit union board member and intimate knowledge of church and ministry financial operations. He serves on our Executive Committee and Board Credit Committee and is our Audit Committee Chair.

BRIAN S. BARBRE

Mr. Barbre has served as the Company’s Senior Vice President, Chief Financial Officer, and Principal Accounting Officer since September 25, 2017. Since December 28, 2018, Mr. Barbre has served as the Treasurer of Ministry Partners for Christ; a private foundation that makes charitable grants to Christian organizations, and looks to provide accounting, consulting, and financial expertise to aid evangelical Christian ministries. Ministry Partners for Christ is a wholly owned subsidiary of the Company. Mr. Barbre has previously served as Vice President Finance and Treasurer of AdelFi, the Company’s largest equity owner where he led the finance, credit analytics, and participations groups. At AdelFi, Mr. Barbre developed and managed a bond portfolio with over $100 million in assets under management. In addition, Mr. Barbre oversaw the budgeting, liquidity management, and asset liability management of the credit union when it had over one billion in assets. At AdelFi, Mr. Barbre was a member of the Asset Liability Management Committee, Pricing Committee, and attended monthly meetings of the Board of Directors. Mr. Barbre is a Certified Public Accountant and has served as an Adjunct professor at Biola University where he has taught cost accounting and accounting information systems courses. Mr. Barbre holds a Bachelor of

Science in Business Administration, Magna Cum Laude, from Biola University. In addition, Mr. Barbre holds a Master of Business Administration degree with a finance emphasis from California State University Fullerton where the dean awarded him the Award for Academic Excellence upon graduation. Mr. Barbre holds the FINRA Series 28 license.

DARREN THOMPSON

Effective as of December 15, 2023, Mr. Thompson was appointed as the Company’s Chief Executive Officer and President. Mr. Thompson previously served as the Company’s Executive Vice President and Chief Operating Officer. The Board appointed Mr. Thompson to the position of Chief Executive Officer and President of both the Company and Ministry Partners Securities, LLC, effective December 15, 2023, as detailed in the section titled “Chief Executive Officer and President Succession Plan” below. Mr. Thompson previously served as the Chief Lending Officer at America’s Christian Credit Union (“ACCU”) and had been with the credit union since 2011. In his role as Chief Lending Officer, Mr. Thompson oversaw all of lending, including origination, servicing, collection, and loan participations for both consumer and business loans. At ACCU, Mr. Thompson was a member of the Chief Officer Group and the Asset-Liability Committee. He also led the Loan Review Committee and attended monthly meetings of the Board of Directors. Prior to his work at ACCU, he served as a Treasury & Funding Trader for Western Corporate Federal Credit Union, assisting in the management of a $32 billion portfolio. Mr. Thompson holds the FINRA Series 7 and 66 licenses.

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

GUY MESSICK

Mr. Messick retired from the practice of law and the law firm of Messick Lauer & Smith P.C. on January 1, 2021. Mr. Messick provided legal and strategic planning services to credit unions and credit union service organizations nationwide for over 30 years. From 1987 to 2020, he served as General Counsel to the National Association of Credit Union Service Organizations. His duties included being NACUSO’s liaison with the National Credit Union Administration. Mr. Messick is a nationally known speaker on a wide range of credit union topics. He has presented at conferences sponsored by NACUSO, NCUA, NAFCU, NASCUS, CUNA, CUES, ACUMA, AICPA and various State Leagues. Mr. Messick has lectured on CUSOs at the University of Cork in Ireland and at

Pepperdine University. Mr. Messick served on the CUNA Task Force on Investment Services which was the credit union industry's liaison with the Securities and Exchange Commission. He is the author of the Guide for Credit Unions Providing Investment and Insurance Services and Credit Union Collaborations – Lessons Learned. Mr. Messick is recognized as a CUSO Pioneer in America’s Credit Union Museum in Manchester, New Hampshire. Mr. Messick’s legal practice included (a) assisting credit unions to plan and implement collaborative business model solutions that provide financial services and operational services; (b) advocating for clients before regulatory agencies; and (c) facilitating planning sessions. Mr. Messick’s board experience includes the Credit Union Network for Financial Literacy (a CUSO providing financial literacy education to children), United Solutions Company (a CUSO providing IT related services), AKUVO (a CUSO providing software and data analysis for lending and collection services), Tyler Arboretum, Media Historic Preservation and the Media Presbyterian Church. Mr. Messick is a graduate of Bucknell University and the University of Miami School of Law. He served as a law clerk to U.S. District Court Judge Morell E. Sharp (Seattle, Washington) from 1977-78. Prior to exclusively serving the credit union industry, Mr. Messick represented local municipalities, a chamber of commerce, economic development agencies, and many small businesses. He was also an assistant district attorney in Delaware County in the appellate division. He is admitted to practice law in Pennsylvania. Mr. Messick serves on the Company’s Executive Committee, the Audit Committee, the Asset-Liability Committee, and on the Board of MP Securities.

Nicolette Harms

Mrs. Harms was appointed to serve as a member of the Company’s Board of Managers on November 9, 2023, effective December 15, 2023. Ms. Harms currently serves as Senior Vice President and Chief Financial Officer of AdelFi Credit Union, a Brea, California state-chartered credit union (“AdelFi”). The Company was formed by AdelFi as a wholly-owned credit union service organization and was spun off and recapitalized as an independent credit union service organization in 2006. AdelFi remains, however, the Company’s largest equity owner. Ms. Harms is responsible for AdelFi’s financial strategy and reporting, investment and liquidity management, asset liability management, budgeting and forecasting, and regulatory reporting and exams. She also leads AdelFi’s Asset Liability Management Committee and is a member of the Enterprise Risk, Pricing, and Credit Review Committees. Previously, Ms. Harms served in various management and executive roles for 28 years in ACCU’s finance and accounting department, including serving as Senior Vice President and Chief Financial Officer from 2008 – 2023. Ms. Harms has a bachelor’s degree in accounting from Azusa Pacific University and is also a Certified Public Accountant. Ms. Harms has also served in various roles including as a Finance Committee member and Treasurer for faith-based ministries located in southern California.

Chief Executive Officer and President Succession Plan

On November 9, 2023, the Company announced that Joseph W. Turner, Jr., the Company’s Chief Executive Officer, and President will retire from his position as President and Chief Executive Officer of the Company effective as December 15, 2023. In an effort to retain Mr. Turner’s institutional knowledge of the Company, its strategic partner relationships and ensure a seamless leadership transition, Mr. Turner will serve as an independent adviser to the Board of Managers through December 31, 2024. The Company also announced that Darren Thompson, the Company’s Executive Vice-President and Chief Operating Officer, has been appointed to succeed Mr. Turner as President and Chief Executive Officer of the Company. Mr. Thompson will also serve as President and Chief Executive Officer of the Company’s wholly-owned subsidiary, Ministry Partners Securities, LLC. The Company’s Board of Managers has been carefully undertaking a successful transition plan for its Chief Executive Officer and President position since early 2021 as part of a long-term succession planning effort. Since then, Mr. Turner and the Board have methodically searched for a highly competent and mission aligned candidate to eventually take the helm as the Company’s Chief Executive Officer and President.

Mr. Thompson began serving as the Company’s Executive Vice President and Chief Operating Officer on February 28, 2022. Mr. Thompson previously served as the Chief Lending Officer at ACCU and had been with the credit union since 2011. ACCU is an equity owner of the Company and a strategic partner of the Company in its lending and financial services business.

Since joining the Company, Mr. Thompson has consistently exhibited a relentless pursuit to provide meaningful value to the Company’s clients, strategic partners, and its equity owners. He has also led the Company’s efforts to expand the Company’s commercial faith-based loan business to include commercial loans made to small businesses and entrepreneurs whom share the Company’s missional purpose of Strengthening Christian Stewardship. Mr. Thompson has also led the Company’s efforts to transition its core operations and lending programs to a leaner, more cost-efficient and scalable business model.

Our Board of Managers

The Operating Agreement charges our Board and officers with governing and conducting our business and affairs. The Operating Agreement charges our Board with essentially the same duties, obligations, and responsibilities as a board of directors of a corporation. The Board establishes our policies and periodically reviews them and has authorized designated officers and our President the authority to carry out those policies. As of December 31, 2023, our Board consists of six managers, a majority of which are independent managers.

Board Committees

Our Board may from time to time establish and empower board committees to perform various functions on its behalf. Each committee consists of at least three persons. Currently, the Board has established the following committees:

●	Our Executive Committee is charged with responsibility for determining the President’s compensation and undertaking other matters of an executive and strategic oversight nature;
●	Our Audit Committee is chartered to oversee the annual audit of our financial reports, oversee the establishment and maintenance of internal controls and oversee compliance with our Ethics Policy;
●	Our Board Credit Committee is authorized to oversee compliance with our Loan Policy and to review the performance and management of our loan portfolio and to approve loan originations over a certain dollar amount or loans that have fallen outside of the parameters of the Loan Policy;
●	Our Credit Review Committee reviews and implements our Loan Policy and reviews most of the loan applications we receive;
●	Our Asset Liability Committee is chartered to oversee the maintenance of our asset liability strategy and process, as well as our asset liability, liquidity and other policies relating to the mitigation of risks to our earnings and capital; and
●	Our Governance Committee is charged with responsibility for the Board Governance Policies, including our Related Parties Transaction Policy, and with the periodic task of nominating persons for election to the Board.

Code of Ethics

On November 6, 2009, our Board adopted a Code of Ethics for our principal officers and members of the Board.

Indemnification of Our Managers and Officers

We may indemnify any of our Managers, officers, Members, employees or agents, provided the agent seeking indemnification acted in good faith and in a manner that the person reasonably believed to be in our best interests and provided that the acts do not constitute gross negligence, intentional misconduct or a knowing violation of law. To the extent we are successful on the merits in defense of our agent’s actions, the agent will be indemnified for all reasonable expenses incurred. In all other instances, a majority of the Members must approve indemnification. We can advance our agent’s defense costs if approved by Managers who are not seeking indemnification or, if there are none, by a majority of our Members. Our Managers who are not otherwise involved in the action can approve the advancement of our agent’s defense costs if they receive an undertaking from the person to repay such amount in the event that it is ultimately determined that the person is not entitled to indemnification.

It is the position of some federal and state agencies, including the Pennsylvania Department of Banking and Securities, that indemnification with violations of Securities Law is against public policy and void.

Audit Committee

As authorized within the operating agreement for Ministry Partners Investment Company LLC, the Board of Managers established the Audit Committee in 2005 with the adoption of its formal charter. The primary purpose of the Audit Committee, as designated in its formal charter, is to oversee the Company’s accounting policies and practice, financial reporting procedures and audits of the Company’s financial statements. For the year ended December 31, 2023, the Audit Committee comprises four members, including Guy Messick, Van Elliott, Nicolette Harms, and Jerrod Foresman. Mr. Elliott, Certified Financial Planner and church leadership consultant, is Chairman of the Audit Committee and Corporate Secretary of the overall Board of Managers. Mr. Elliott brings extensive experience as a credit union board member and has intimate knowledge of the Company’s financial operations as he has served as the Company’s Interim Chief Executive Officer on several occasions over the last 30 plus years since the Company’s inception. Mr. Foresman has over 30 years of experience in the financial services industry as an Executive, Compliance Officer, and Operations Principal. His knowledge of the financial operations of broker-dealers, advisory firms, and insurance agencies benefits the Audit Committee in its role of overseeing the operations of both the Company and MP Securities, the Company’s wholly-owned subsidiary. Mr. Messick retired from the practice of law and the law firm of Messick Lauer & Smith P.C., and has provided legal and strategic planning services to credit unions and credit union service organizations nationwide for over 30 years. His extensive experience in helping create and consult with CUSOs benefits the Audit Committee. Mrs. Harms is a CPA and the Chief Financial Officer of AdelFi and brings 30 plus years of experience in finance and accounting practices to the Audit Committee.

ITEM 11.EXECUTIVE AND BOARD OF MANAGER COMPENSATION

Executive Compensation

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2023 and 2022 by our senior executive officers.

Summary Annual Compensation Table

		2023			2022
Name	Principal Position	Salary	Bonus	All Other Compensation (1)	Salary	Bonus	All Other Compensation (1)
Joseph W. Turner (2)	Former President and Chief Executive Officer	$349,767	$733,205	$39,591	$312,741	$140,466	$36,862
Brian S. Barbre	Sr. Vice President, Chief Financial Officer and Principal Accounting Officer	191,420	28,500	54,383	195,463	40,000	56,769
Darren M. Thompson (3)	Chief Executive Officer and President	201,154	34,500	35,101	165,385	1,000	26,365

(1)	This includes the aggregate amount we contributed to the Company’s 401(k) retirement plan, for medical benefits, and life and disability insurance for the Company’s officers in each year.
(2)	Mr. Turner stepped down as Chief Executive Officer and Manager effective as of December 15, 2023.
(3)	Mr. Thompson was hired as the Chief Operating Officer in February 2022. Mr. Thompson was appointed Chief Executive Officer effective as of December 15, 2023.

Board of Managers Compensation

The following table provides a summary of the compensation paid to our Managers for the year ended December 31, 2023:

Summary Annual Compensation Table

Name		Principal Position	Compensation(1)
Michael Lee		Chairman of the Board of Managers	$23,250
Van Elliott		Secretary and Manager	20,000
Juli Anne Lawrence		Manager	19,500
Jerrod Foresman		Manager	15,250
Joseph Turner	(2)	Manager	—
Nicolette Harms	(3)	Manager	—
Guy Messick		Manager	21,750
1.	During each year, we accrue amounts for each Manager’s service on the Board. In February 2014, the Board approved the payment of compensation grants to Managers of the Board for rendering services to the Company. Under the grants approved by the Board, each Manager will receive a cash grant for serving on the Board, and will receive additional amounts for attendance at each Board meeting and for serving as a Chairperson or member of one of our Board Committees. In addition, we reimburse each Manager for expenses incurred in performing duties on our behalf. Compensation awards for our Managers for the years ended December 31, 2023 and 2022, were $100 thousand and $94 thousand, respectively.
2.	Mr. Turner stepped down as Chief Executive Officer and Manager effective as of December 15, 2023. The Company did not pay Mr. Turner any compensation for his role as a Manager of the Company.
3.	Mrs. Harms was appointed to the Company’s Board of Managers on November 9, 2023, but effective as of December 15, 2023, taking the board seat vacated by Mr. Turner. Mrs. Harms elected to not receive compensation for the year ended December 31, 2023.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The following table sets forth information available to us, as of December 31, 2023, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

Name	Address	Beneficial Ownership	Percentage Owned(1)
R. Michael Lee	(1)	$—	—%
Van C. Elliott	(1)	—	—%
Juli Anne Lawrence	(1)	—	—%
Jerrod L. Foresman	(1)	—	—%
Guy A. Messick	(1)	—	—%
Nicolette Harms	(1)	—	—%
Brian S. Barbre	(1)	—	—%
Darren M. Thompson	(1)	—	—%
All officers and members of the Board as a group		$—	—%
(1) 915 W. Imperial Hwy., Suite 120 Brea, CA 92821. As of March 4, 2024 the address is: 1 Pointe Dr, Ste 205, Brea, CA, 92821

Other 5% or greater beneficial owners (seven):

	Beneficial	Percentage
Name	Ownership	Owned(1)
AdelFi Credit Union	62,000	42.31%
America’s Christian Credit Union	12,000	8.19%
Navy Federal Credit Union (2) (“NFCU”)	11,905	8.13%
UNIFY Financial Credit Union (“UFCU”)	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%
(1)	Based on 146,522 Class A Units outstanding.
(2)	NFCU is a non-voting equity member in the Company, but holds a beneficial interest in 11,905 Class A Common Units. As the holder of an economic interest in the Company, NFCU holds a beneficial interest in the Company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table provides disclosures required by Regulation S-K Item 404 and Item 407(a), “Certain Relationships and Related Transactions.”

Transactions by related parties in the amount that exceeds $120,000 (dollars in thousands)
			Amount of transaction
Related Party Name	Related Interest	Transaction description	2023	2022
Mendell Thompson	Relative of executive officer	Purchase of the Company's debt certificates	$1,018	$1,121
Van Elliott	Secretary	Purchase of the Company's debt certificates	300	673
Brian Barbre	Officer of the Company	Purchase of the Company's debt certificates	—	145
AdelFi	43.1% equity owner	Total funds held on deposit at AdelFi	3,457	443
AdelFi	43.1% equity owner	Rent expense on lease agreement with AdelFi	—	146
AdelFi	43.1% equity owner	Loans purchased from AdelFi	1,264	—
ACCU	8.19% equity owner	Fees paid based on MP Securities Networking Agreement with ACCU	102	94
ACCU	8.19% equity owner	Total funds held on deposit at ACCU	164	246
ACCU	8.19% equity owner	Draws on ACCU line of credit	6,500	3,000
KCTCU	The Company's Board Chair serves as the Chief Executive Officer and President of KCT	Draws on KCT line of credit	500	2,000
NFCU	8.13% equity owner	Loan participations sold to NFCU and serviced by the Company	—	4,872

ACCU Line of Credit

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU for a $5.0 million short-term demand credit facility which is further detailed in the Management’s Discussion and Analysis under the section “Liquidity Sources” and “Note 3” In the notes to the Consolidated Financial Statements on page 29. ACCU is an owner of the Company.

KCT Line of Credit

The Company has two lines of credit facilities with KCT Credit Union. The Chief Executive Officer of KCT is the Company’s Board of Directors Chairman. These facilities and the relationship of KCT to the Company are detailed further in the Management’s Discussion and Analysis under the section “Liquidity Sources” and “Note 3” In the notes to the Consolidated Financial Statements on page 32.

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

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2023	2022
Audit and audit-related fees	$114,000	$122,000
Tax fees	14,000	15,050
All other fees	29,000	2,600
Total	$157,000	$139,650

Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining our auditors’ independence and determined that such services are appropriate.

ITEM 15.EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit	Filing Date	Filed herewith
3.1	Articles of Organization - Conversion, dated as of December 31, 2008	8-K	2.2	12/22/2008
3.2	Operating Agreement, dated as of December 31, 2008	8-K	2.3	12/22/2008
3.3	Plan of Conversion, dated September 18, 2008	8-K	2.1	12/22/2008
3.4	Series A Preferred Unit Certificate, dated as of December 31, 2008	8-K	2.4	12/22/2008
3.5	First Amendment to the Operating Agreement, effective as of February 11, 2010	10-K	3.16	3/31/2010
3.6	Amended and Restated, Series A Preferred Unit Certificate, effective as of May 22, 2013	8-K	3.7	5/23/2013
10.9	Form of Individual Manager Indemnification Agreement	S-1	10.20	6/24/2011
10.23	Networking Agreement by and between MP Securities and ACCU dated July 30, 2014 and Addendum related thereto dated December 1, 2016.	S-1	10.23	12/8/2017
10.35	Trust Indenture by and between the Company and U.S. Bank National Association, as Trustee dated January 6, 2021	S-1/A	A	1/6/2021
10.38	Master Loan Participation Purchase and Sale Agreement by and between the Company and ACCU, dated August 9, 2021	10-Q	10.38	8/12/2021
10.39	Loan Agreement by and between the Company and ACCU, dated September 23, 2021	8-K	10.39	9/28/2021
10.40	Supplemental Executive Retirement Plan	8-K	10.40	4/6/2022
10.41	Warehouse LOC Loan and Security Agreement by and between the Company and KCT dated June 6, 2022.	8-K	10.41	6/9/2022
10.42	Operating LOC Loan and Security Agreement by and between the Company and KCT dated June 6, 2022.	8-K	10.42	6/9/2022
10.44	Amendment No. 1 to 2021 Class A Notes Trust Indenture Dated January 6, 2021	POS AM No. 1	A	10/28/2022
10.45	Servicing Agreement between the Company and AmeriNational Community Services, LLC effective as of February 14, 2023.	8-K	10.45	2/21/2023
10.48	Client Referrals Agreement	S-1/A	10.48	12/12/2023
10.49	Trust Indenture by and between the Company and U.S. Bank Trust Company, National Association, as Trustee dated December 28, 2023	S-1/A	A	1/24/2024
10.50	Managing Broker Dealer Agreement by and between the Company and MP Securities, dated January 23, 2024	S-1/A	10.50	1/24/2024
10.51	Executive Separation Agreement, dated as of November 9, 2023, between the Company and Mr. Turner	8-K	10.1	11/14/2023
10.52	Consulting and Retainer Agreement, dated as of November 9, 2023, between the Company and Mr. Turner	8-K	10.2	11/14/2023
10.53	Admin. Services Agreement by and between the Company and MP Securities dated January 23, 2024	S-1/A	10.53	1/24/2024
14.1	Code of Ethics, effective as of February 11, 2010	10-K	3.17	3/31/2010
21.1	List of Subsidiaries				X
23.1	Consent of Hutchinson and Bloodgood LLP				X
31.1	Cert. of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)				X
31.2	Cert. of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)				X
32.1	Cert. of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.ins	XBRL Taxonomy Extension Definition Linkbase Document **
101.sch	XBRL Taxonomy Extension Schema Document **
101.def	XBRL Taxonomy Extension Definition Linkbase Document **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **
**	Furnished, not filed, herewith.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 28, 2024	By:	/s/ Darren Thompson
Darren Thompson,

Chief Executive Officer
(Principal Executive Officer)

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 28, 2024	By:	/s/ Brian. S. Barbre
Brian S. Barbre,
Senior Vice President and Chief Financial Officer
Chief Executive Officer
(Principal Accounting Officer)

Each person whose signature appears below on this Form 10-K hereby constitutes and appoints Darren Thompson, as his true and lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign this Report of Ministry Partners Investment Company, LLC and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Michael Lee	Chairman of the Board of Managers	March 28, 2024
R. Michael Lee by Darren Thompson, his attorney-in-fact

/s/ Darren Thompson	Chief Executive Officer, President	March 28, 2024
Darren Thompson

/s/ Brian S. Barbre	Senior Vice President, Chief Financial Officer, Principal	March 28, 2024
Brian S. Barbre	Accounting Officer

/s/ Van C. Elliott	Secretary, Manager	March 28, 2024
Van C. Elliott by Darren Thompson, his attorney-in-fact

/s/ Juli Anne S. Lawrence	Manager	March 28, 2024
Juli Anne S. Lawrence by Darren Thompson, her attorney-in-fact

/s/ Jerrod L. Foresman	Manager	March 28, 2024
Jerrod L. Foresman by Darren Thompson, his attorney-in-fact

/s/ Nicolette Harms	Manager	March 28, 2024
Nicolette Harms by Darren Thompson, his attorney-in-fact

/s/ Guy A. Messick	Manager	March 28, 2024
Guy A. Messick by Darren Thompson, his attorney-in-fact