Form 10-Q
period 2024-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2024-05-13
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

At March 31, 2024, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

(dollars in thousands except unit data)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$11,193	$10,854
Restricted cash	1,760	1,757
Certificates of deposit	1,251	1,279
Loans receivable, net of allowance for expected credit losses of $1,449 and $1,501 as of March 31, 2024 and December 31, 2023, respectively	99,901	98,573
Accrued interest receivable	464	432
Investment in joint venture	870	871
Other investments	1,053	1,052
Property and equipment, net	95	56
Foreclosed assets, net	301	301
Servicing assets	88	98
Other assets	971	1,374
Total assets	$117,947	$116,647
Liabilities and members’ equity
Liabilities:
Lines of credit	$7,500	$4,500
Other secured borrowings	7	7
Debt certificates payable, net of debt issuance costs of $130 and $52 as of March 31, 2024 and December 31, 2023, respectively	95,590	96,979
Accrued interest payable	361	383
Other liabilities	1,896	1,683
Total liabilities	105,354	103,552
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2024 and December 31, 2023 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2024 and December 31, 2023; See Note 13	1,509	1,509
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	—
Accumulated deficit	(2,331)	(129)
Total members' equity	12,593	13,095
Total liabilities and members' equity	$117,947	$116,647

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

(dollars in thousands)

	Three months ended
	March 31,
	2024	2023
Interest income:
Interest on loans	$1,660	$1,297
Interest on interest-bearing accounts	151	88
Total interest income	1,811	1,385
Interest expense:
Debt certificates	1,182	860
Other debt	83	58
Total interest expense	1,265	918
Net interest income	546	467
Credit for expected credit losses	(52)	(162)
Net interest income after credit for expected credit losses	598	629
Non-interest income:
Broker-dealer commissions and fees	175	215
Other income	36	63
Charitable contributions, with donor restrictions	—	400
Total non-interest income	211	678
Non-interest expenses:
Salaries and benefits	527	762
Marketing and promotion	21	27
Office occupancy	47	47
Office operations and other expenses	393	412
Foreclosed assets, net	10	4
Legal and accounting	155	118
Total non-interest expenses	1,153	1,370
Loss before provision for income taxes	(344)	(63)
Provision for income taxes and state LLC fees	5	5
Net loss	$(349)	$(68)

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(349)	$(68)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	17	11
Amortization of deferred loan fees	(23)	(14)
Amortization of debt issuance costs	17	20
Credit for expected credit losses	(52)	(162)
Accretion of loan discount	(3)	(3)
Gain on sale of loans	—	(7)
Loss on retirement of fixed assets	2	—
Gain on other investments	(1)	(1)
Adoption of new accounting standard	—	(112)
Changes in:
Accrued interest receivable	(32)	93
Other assets	415	(119)
Accrued interest payable	(21)	33
Other liabilities	207	(331)
Net cash provided (used) by operating activities	177	(660)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(10)	(2,545)
Loan originations	(3,126)	(25)
Loan sales	—	7
Loan principal collections	1,886	2,014
Purchase of certificates of deposit	27	—
Purchase of property and equipment	(58)	—
Net cash (used) by investing activities	(1,281)	(549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings, net of repayments on lines of credit	3,000	—
Net change in debt certificates payable	(1,311)	8,966
Debt issuance costs	(95)	(24)
Dividends paid on preferred units	(148)	(182)
Net cash provided by financing activities	1,446	8,760
Net increase in cash and restricted cash	342	7,551
Cash, cash equivalents, and restricted cash at beginning of period	12,611	9,564
Cash, cash equivalents, and restricted cash at end of period	$12,953	$17,115
Supplemental disclosures of cash flow information
Interest paid	$1,286	$885
Income taxes paid	12	—
Supplemental disclosures of non-cash transactions
Servicing assets recorded	—	9
Leased assets obtained in exchange of new operating lease liabilities	387	—
Lease liabilities recorded	387	—
Dividends declared to preferred unit holders	153	160

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting and financial reporting policies of MINISTRY PARTNERS INVESTMENT COMPANY, LLC and its wholly owned subsidiaries, Ministry Partners Funding, LLC, MP Realty Services, Inc., Ministry Partners Securities, LLC, and Ministry Partners for Christ, Inc. conform to accounting principles generally accepted in the United States and general financial industry practices. The accompanying interim consolidated financial statements have not been audited. The Company’s 2023 annual report filed on Form 10-K provides a more detailed description of its accounting policies. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2024, and for the three months ended March 31, 2024 and 2023, have been made.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2024 and 2023 are not necessarily indicative of the results for the full year.

Note 1: Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Throughout these notes to consolidated financial statements, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company.” Formed in California in 1991, the Company is a financial services organization specializing in both financing ministries through funding commercial real property secured loans and providing investment services to the Christian community. The Company funds its investments in ministry loans primarily through the sale of debt certificates.

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

Cash, and Cash Equivalents

Cash equivalents include time deposits, and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of March 31, 2024 and December 31, 2023.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had

$1.3 million in certificates with terms of greater than three months as of March 31, 2024, and December 31, 2023.

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

On a periodic basis, or whenever events or circumstances arise that would necessitate analysis, management analyzes the Company’s investment in the joint venture for impairment. In this analysis, management compares the carrying value of the investment to the estimated value of the underlying real property. The Company records any impairment charges as a valuation allowance against the value of the asset. Management records these valuation changes as realized gains or losses on investment on the Company’s consolidated statements of operations. Management determined that investment in the joint venture was not impaired as of March 31, 2024.

Other Investments

In June 2022, MP Securities purchased two ten-year fixed annuities from insurance companies. These annuities each carry unique features, including guaranteed fixed income components, variable income components, premium bonuses, and potential withdrawal charges. The Company carries these investments at cost and adjusts for guaranteed income when such income is realized. The principal balances of these annuities are guaranteed but are not insured; however, management determined that the annuities were not impaired as of March 31, 2024, and December 31, 2023, and does not anticipate losses.

Loans Receivable

The Company reports loans that management has the intent and ability to hold for the foreseeable future at their outstanding unpaid principal balance adjusted for an allowance for expected credit losses, deferred loan fees and costs, and loan discounts.

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

Allowance for Expected Credit Losses

The Company sets aside an allowance for expected credit losses by charging the provision for expected credit losses account on the Company’s consolidated statements of operations. This charge decreases the Company’s earnings. Management charges off the part of loan balances it believes it will not collect against the allowance. The Company credits subsequent recoveries, if any, to the allowance.

Loan Portfolio Segments and Classes

Management separates the loan portfolio into portfolio segments for purposes of evaluating the allowance for expected credit losses. A portfolio segment is defined as the level at which the Company develops and documents a systematic method for determining its allowance for expected credit losses. The Company segments the loan portfolio based on loan types and the underlying risk factors present in each loan type. Management periodically reviews and revises such risk factors, as it considers appropriate. The Company’s loan portfolio comprises two segments: ministry-related non-profit loans and commercial loans. The risk characteristics of the Company’s portfolio segments are as follows:

Non-profit Commercial Loans: The Company underwrites its non-profit loans based on the cash flows and other key financial performance indicators of the borrower, as well as the value of the collateral securing the loan. Unlike for-profit commercial borrowers, the cash flows generated by these borrowers often depend on contributions rather than cash flows generated by the operation of a business. In addition, collateral values can fluctuate as many church properties have limited commercial use outside of the ministry sector.

For-profit Commercial Loans: The Company underwrites for-profit loans commercial based on the cash flows and other key financial performance indicators of the borrower, as well as the value of the collateral securing the loan. Repayment of these loans is generally dependent on the success of the business operated on the property being used to secure the loan.

The Company has also segregated its portfolio into the following classes, which are a subsets of segments:

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

Allowance for Expected Credit Loss Evaluation

The Company adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("CECL") on January 1, 2023. CECL replaces the previous methodology for measuring credit losses, which involved estimated allowances for current known and inherent losses within the portfolio. The CECL methodology requires the Company to implement an expected loss model for measuring credit losses, which encompasses allowances for losses expected to be incurred over the life of the borrowings in its portfolio. The allowance for expected credit loss model used under CECL requires the measurement of all expected credit losses for financial assets at amortized cost, as well as certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts.

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

All loans that the Company does not individually review use the probability of default calculation described above. In addition, management has determined that there are qualitative factors affecting expected credit losses for which the probability of default model cannot account. These qualitative factors represent significant issues that management considers likely to cause estimated credit losses associated with the Company’s existing portfolio to differ from the probability of default calculation. These factors are applied in varying degrees depending on a loan’s segment, class, and credit quality. Management adjusts these factors on an on-going basis, some of which include:

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

Individually Reviewed

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

Charitable contributions

Charitable contributions include amounts that were donated by a not-for-profit charitable ministry to the Company’s not-for-profit subsidiary, MPC. This revenue comprises donations analyzed by management and determined to be unconditional, non-exchange transactions. Contributions are measured at their fair value at the date of contribution. All contributions are considered to be available for unrestricted use unless specifically restricted by the donor. Amounts received that are designated for future periods or restricted by the donor for specific purposes are reported as carrying donor restrictions. The $1.7 million in charitable contributions recognized during 2023, were permanently restricted by the donor as part of a designated fund agreement that allows for limited annual distributions. These funds are included in the restricted net assets of MPC and are presented on the balance sheet as part of retained earnings.

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

Debt Issuance Costs

The Company’s debt consists of borrowings from financial institutions and obligations to investors incurred through the sale of debt certificates. Management presents debt net of debt issuance costs and amortizes debt issuance costs into interest expense over the contractual terms of the debt using the straight-line method.

Employee Benefit Plans

The Company records contributions to the qualified employee retirement plan as compensation cost in the period incurred. The Company has also entered into a Supplemental Executive Retirement Plan (the “SERP”) with its former President and Chief Executive Officer, Joseph W. Turner, Jr. As the benefits of the plan have fully vested as of December 31, 2023, the Company has already recorded all expenses related to the SERP and no future expenses will be recorded.

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

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. The Company does not include the variable part of lease payments its ROU assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expenses recorded in selling and administrative expenses on the Consolidated Statements of Operations.

If any of the lease agreements have both lease and non-lease components, we treat those as a single lease component for all underlying asset classes. Accordingly, we account for all expenses associated with a lease contract as lease expenses.

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

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. On March 31, 2024 and December 31, 2023, the Company had cash of $7 thousand pledged as collateral for its secured borrowings. See “Note 3: Related Party Transactions” for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	March 31,		December 31,
	2024	2023	2023
Cash and cash equivalents	$11,193	$17,057	$10,854
Restricted cash	1,760	58	1,757
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$12,953	$17,115	$12,611

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

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2024	2023
Total funds held on deposit at AdelFi	$3,135	$3,457
Loan participations purchased from and serviced by AdelFi	1,284	1,298

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2024	2023
Interest earned on funds held with AdelFi	$39	$—
Interest income earned on loans purchased from AdelFi	21	1
Fees paid to AdelFi from MP Securities Networking Agreement	3	2

Loan participation interests purchased:

The tables above show the number of loans purchased from Adelfi and the balance of loans serviced by Adelfi. For these loans, management negotiated the pass-through interest rates on a loan-by-loan basis and believes these negotiated terms were equivalent to those that would prevail in an arm’s length transaction.

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

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2024	2023
Total funds held on deposit at ACCU	$82	$164
Dollar amount of outstanding loan participations sold to ACCU and serviced by the Company	935	941
Amount owed on ACCU secured borrowings	7	7
Amount owed on ACCU line of credit	3,000	4,500
Loans pledged on ACCU line of credit	7,121	7,167

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2024	2023
Interest earned on funds held with ACCU	$—	$1
Dollar amount of net draws (payments) made on ACCU line of credit	(1,500)	—
Interest expense on ACCU borrowings	70	20
Income from broker services provided to ACCU by MPS	8	9
Fees paid based on MP Securities Networking Agreement with ACCU	24	36

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

As of March 31, 2024 and December 31, 2023, $7 thousand in participation interests had been sold and were outstanding under this agreement. These have been classified as secured borrowings on our balance sheet. The Company has deposited equal amounts of cash in an account at ACCU as collateral for these borrowings. These funds are considered restricted cash.

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

Transactions with Kane County Teachers Credit Union (“KCT”)

Our Board Chairperson, R. Michael Lee, serves as the Chief Executive Officer and President of KCT, an Illinois state chartered financial institution.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2024	2023
Total funds held on deposit at KCT	$3,251	$1,308
Amount owed on KCT line of credit	4,500	—
Loans pledged on KCT lines of credit	11,932	10,962
Certificates of deposit pledged on KCT Warehouse LOC	1,250	1,250
Outstanding loan participations sold to KCT and serviced by the Company	3,365	3,455

Related party transactions of the Company (dollars in thousands):

	Three months ended
	March 31,
	2024	2023
Interest earned on funds held with KCT	$8	$10
Dollar amount of draws on KCT line of credit	4,500	—
Interest expense on KCT line of credit	13	—
Fees paid based on MP Securities Networking Agreement with KCT	5	8

Funds on deposit with KCT:

On March 15, 2024, the Company purchased a $1.3 million certificate of deposit from KCT. The certificate matures on March 15, 2025, and carries an interest rate of 2.25%. This certificate is pledged as a compensating balance deposit on one of the lines of credit the Company holds with KCT. The Company also holds a savings account with KCT.

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

Loan Participation Interests Sold

Occasionally the Company sells loan participation interests to KCT in the normal course of business. The Company retains the right to service these participation loans sold to KCT, and charges KCT a customary fee for servicing the loan. As of March 31, 2024 and December 31, 2023, respectively, the Company serviced $3.4 million and $3.5 million in loan participations that it has sold to KCT.

Transactions with Other Equity Owners

From time to time the Company will engage in transactions with other owners or related parties.

Related party balances pertaining to the assets of the Company (dollars in thousands):

	March 31,	December 31,
	2024	2023
Outstanding loan participations sold to NFCU and serviced by the Company	$4,712	$4,745
Outstanding notes payable to officers and managers	2,781	2,871

Loan Participation Interests

The Company has entered into a Loan Participation Agreement with Navy Federal Credit Union (“NFCU”), an owner of both the Company’s Class A Common Units and Series A Preferred Units. Under this agreement, the Company sold NFCU a $5.0 million loan participation interest in one of its construction loans on March 20, 2020. As part of this agreement, the Company retained the right to service the loan, and it charges NFCU a fee for servicing the loan. Management believes the terms of the agreement are equivalent to those that prevail in arm’s length transactions for similar agreements entered into by other credit unions.

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

Debt Certificates Sold

From time to time, the Company’s Board and members of its executive management team have purchased debt certificates from the Company or have purchased investment products through MP Securities. Debt certificates payable owned by related parties totaled $2.8 million and $2.9 million as of March 31, 2024 and December 31, 2023, respectively.

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

The Company has also entered into an Administrative Services Agreement with MP Securities. The Administrative Services Agreement provides services such as the use of office space, use of equipment, including computers and phones, and payroll and personnel services. The agreement stipulates that MP Securities will provide ministerial, compliance, marketing, operational, and investor relations-related services in relation to the Company’s debt certificates program. As stated above, the Company eliminates all intercompany transactions related to this agreement in its consolidated financial statements.

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

Note 4: Loans Receivable and Allowance for Expected Credit Losses

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

The Company primarily originates or purchases participations in loans that are made to Christian non-profit organizations and churches. The purpose of these loans is to purchase, construct, or improve facilities. Occasionally the Company purchases for-profit commercial loans to meet the Company’s revenue and yield goals, as well as to diversify the Company’s loan portfolio. Maturities on the loan portfolio extend through 2038. The loan portfolio had a weighted average interest rate of 6.68% and 6.42% as of March 31, 2024 and December 31, 2023, respectively.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	March 31,	December 31,
	2024	2023
Non-profit commercial loans:
Real estate secured	$88,799	$87,524
Unsecured	68	74
Total non-profit commercial loans:	88,867	87,598
For-profit commercial loans:
Real estate secured	12,787	12,783
Total loans	101,654	100,381
Deferred loan fees, net	(139)	(139)
Loan discount	(165)	(168)
Allowance for expected credit losses	(1,449)	(1,501)
Loans, net	$99,901	$98,573

Allowance for expected credit losses

Management believes it has properly calculated the allowance for expected credit losses using CECL methodology as of March 31, 2024 and December 31, 2023. The following table shows the changes in the allowance for expected credit losses for the three months ended March 31, 2024 and the year ended December 31, 2023 (dollars in thousands):

	Three months ended
	March 31, 2024
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,471	$30	$1,501
Provision (credit) for expected credit loss	(53)	1	(52)
Charge-offs	—	—	—
Recoveries	—	—	—
Balance, end of period	$1,418	$31	$1,449

	Year ended
	December 31, 2023
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,530	$21	$1,551
Adjustment related to implementation of CECL model	129	(16)	113
Provision (credit) for expected credit loss	(167)	25	(142)
Charge-offs	(21)	—	(21)
Recoveries	—	—	—
Balance, end of period	$1,471	$30	$1,501

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

The table below presents loans by portfolio segment and the related allowance for expected credit losses. In addition, the table segregates loans and the allowance for expected credit losses by impairment methodology (dollars in thousands).

	Loans and Allowance for Expected Credit Losses (by segment)
	As of
	March 31, 2024	December 31, 2023
Non-profit Commercial Loans:
Individually evaluated for impairment	$16,767	$16,792
Collectively evaluated for impairment	72,100	70,806
Total Non-profit Commercial Loans	88,867	87,598
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	12,787	12,783
Total For-profit Commercial Loans	12,787	12,783
Balance	$101,654	$100,381

Allowance for expected credit losses:
Non-profit Commercial Loans:
Individually evaluated for impairment	$675	$669
Collectively evaluated for impairment	743	802
Total Non-profit Commercial Loan Allowance	1,418	1,471
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	31	30
Total For-profit Commercial Loan Allowance	31	30
Balance	$1,449	$1,501

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2024
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$46,589	$22,675	$5,408	$9,881	$—	$—	$84,553
Wholly Owned Other Amortizing	1,393	—	—	1,478	—	—	2,871
Wholly Owned Unsecured Amortizing	24	28	—	—	—	—	52
Wholly Owned Unsecured LOC	40	—	—	—	—	—	40
Participation First	1,284	—	—	—	—	—	1,284
Total Non-profit Commercial Loans	49,397	22,703	5,408	11,359	—	—	88,867
For-profit Commercial Loans							—
Wholly Owned First Amortizing	6,771	2,800	—	—	—	—	9,571
Participation First	1,641	132	—	—	—	—	1,773
Participation Construction	1,443	—	—	—	—	—	1,443
Total For-profit Commercial Loans	9,855	2,932	—	—	—	—	12,787
Total Loans	$59,252	$25,635	$5,408	$11,359	$—	$—	$101,654

Credit Quality Indicators (by class)
As of December 31, 2023
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$35,106	$32,891	$5,408	$9,882	$—	$—	$83,287
Wholly Owned Other Amortizing	1,405	—	—	1,502	—	—	2,907
Wholly Owned Unsecured Amortizing	25	28	—	—	—	—	53
Wholly Owned Unsecured LOC	46	—	—	—	—	—	46
Wholly Owned Construction	7	—	—	—	—	—	7
Participation First	1,298	—	—	—	—	—	1,298
Total Non-profit Commercial Loans	37,887	32,919	5,408	11,384	—	—	87,598
For-profit Commercial Loans
Participation First	1,776	—	—	—	—	—	1,776
Participation Construction	1,433	—	—	—	—	—	1,433
Total For-profit Commercial Loans	12,783	—	—	—	—	—	12,783
Total Loans	$50,670	$32,919	$5,408	$11,384	$—	$—	$100,381

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$1,002	$6,749	$1,831	$9,582	$74,971	$84,553	$—
Wholly Owned Other Amortizing	—	—	—	—	2,871	2,871	—
Wholly Owned Unsecured Amortizing	—	—	—	—	52	52	—
Wholly Owned Unsecured LOC	—	—	—	—	40	40	—
Participation First	—	—	—	—	1,284	1,284	—
Total Non-profit Commercial Loans	1,002	6,749	1,831	9,582	79,285	88,867	—
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	9,571	9,571	—
Participation First	344	—	—	344	1,429	1,773	—
Participation Construction	—	—	—	—	1,443	1,443	—
Total For-profit Commercial Loans	344	—	—	344	12,443	12,787	—
Total Loans	$1,346	$6,749	$1,831	$9,926	$91,728	$101,654	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$7,020	$143	$875	$8,038	$75,249	$83,287	$—
Wholly Owned Other Amortizing	—	—	—	—	2,907	2,907	—
Wholly Owned Unsecured Amortizing	—	—	—	—	53	53	—
Wholly Owned Unsecured LOC	—	—	—	—	46	46	—
Wholly Owned Construction	—	—	—	—	7	7	—
Participation First	—	—	—	—	1,298	1,298	—
Total Non-profit Commercial Loans	7,020	143	875	8,038	79,560	87,598	—
For-profit Commercial Loans
Participation First	—	—	—	—	1,776	1,776	—
Participation Construction	—	—	—	—	1,433	1,433	—
Total For-profit Commercial Loans	—	—	—	—	12,783	12,783	—
Total Loans	$7,020	$143	$875	$8,038	$92,343	$100,381	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class. The unpaid principal balance reflects the contractual principal outstanding on the loan. Included in the balance of impaired loans are loan modifications that performed according to contractual terms and that the Company has upgraded to pass or watch since the date of the modification. The recorded investment reflects the unpaid principal balance less any interest payments that management has recorded against principal and less discounts taken. No loans in the Company’s commercial loan segment were classified as impaired or non-accrual at December 31, 2023, nor were there any loan modifications during the three months ended March 31, 2024. The tables below represent the breakdown by class of the non-profit loan portfolio segment only (dollars in thousands):

	As of	As of
	March 31,	December 31,
Impaired Non-profit commercial Loans (by class)	2024	2023
Wholly Owned First Amortizing
Recorded investment with specific allowance	$8,241	$8,238
Recorded with no specific allowance	13,838	15,166
Total recorded investment	$22,079	$23,404
Unpaid principal balance	$22,539	$23,870
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$1,478	$1,502
Recorded with no specific allowance	—	—
Total recorded investment	$1,478	$1,502
Unpaid principal balance	$1,685	$1,685
Total Impaired Loans
Recorded investment with specific allowance	$9,719	$9,740
Recorded with no specific allowance	13,838	15,166
Total recorded investment	$23,557	$24,906
Unpaid principal balance	$24,224	$25,555

	For the three months ended
	March 31,	March 31,
Impaired Non-profit Commercial Loans (by class)	2024	2023
Wholly Owned First Amortizing
Average recorded investment	$22,845	$25,132
Interest income recognized	317	303
Wholly Owned Other Amortizing
Average recorded investment	1,490	1,579
Interest income recognized	—	—
Total Impaired Loans
Average recorded investment	$24,335	$26,711
Interest income recognized	317	303

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	March 31, 2024	December 31, 2023
Non-profit Commercial Loans:
Wholly Owned First Amortizing	$9,881	$9,882
Wholly Owned Other Amortizing	1,478	1,502
Total	$11,359	$11,384

The Company did not modify any loans during the three-month periods ended March 31, 2024 and March 31, 2023.

The Company has one modified loan that is past maturity as of March 31, 2024. This loan has been completely written off as of March 31, 2024.

When loans are modified, the Company monitors borrower performance according to the terms of the modifications to determine whether there are any early indicators for future default. Management regularly evaluates loan modifications for potential further impairment and will adjust the risk ratings and specific reserves associated with loan modifications as deemed necessary.

As of March 31, 2024, the Company has made no commitments to advance additional funds in connection with loan modifications.

Note 5: Investments

Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). Intertex is a managing member of the LLC, with authority to direct operations. The Company is a non-managing member with no authority beyond limited rights granted to the Company by the operating agreement. The Valencia Hills Project is a joint venture that will develop, and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand and represented 100% of the ownership of the joint venture. Under the terms of the operating agreement, the members of the joint venture are entitled to receive their respective capital contributions until the balance is reduced to zero. After these payments are made, the Company is entitled to receive 30% of the profits generated by the operation of the joint venture or disposition of the property. The Company’s ownership percentage in the joint venture was 73% and 74%, respectively, as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, the value of the Company’s investment in the joint venture was $870 thousand and $871 thousand, respectively. Management’s impairment analysis of the investment as of March 31, 2024, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in certificates of deposit with an original maturity greater than three months on March 31, 2024 and December 31, 2023.

Details of certificates with original maturities of greater than three months owned by the Company as of March 31, 2024, are as follows (dollars in thousands):

As of March 31, 2024
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	3/15/2024	$1,251	2.25%	3/15/2025

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

Additional information related to these investments is as follows (dollars in thousands):

				Income for the three months ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	March 31, 2024	March 31, 2023
Fixed annuity	June 2032	$1,000	$1,053	$1	$1

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended
	March 31,
	2024	2023
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$175	$215
Gains on loan sales	—	7
Other investment income	1	1
Other non-interest income	—	5
Non-interest income, out of scope, ASC 606
Lending fees	35	50
Charitable contributions, with donor restrictions	—	400
Total non-interest income	$211	$678

In accordance with our accounting policies as governed by ASC 606, Revenue from Contracts with Customers, the following table separates revenue from contracts with customers into categories that are based on the nature, amount, timing, and uncertainty of revenue and cash flows associated with each product and distribution channel. Non-interest revenue earned by the Company’s broker-dealer subsidiary, MP Securities, comprises securities commissions, sale of investment company shares, insurance product revenue, and advisory fee income. Securities commission revenue represents the sale of over-the-counter stock, unit investment trusts, and variable annuities. The Company recognizes the revenue earned from the sale of these products upon satisfaction of performance obligations, which occur on the trade date, and is considered transactional revenue. The Company also earns revenue from the management of invested assets, which management recognizes monthly, as earned, based on the average asset value. We refer to this revenue as assets under management revenue (“AUM”).

	For the three months ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Broker-dealer revenue
Securities commissions
Transactional	$39	$15
AUM	15	12
	54	27
Sale of investment company products
Transactional	2	3
AUM	22	17
	24	20
Other insurance product revenue
Transactional	—	78
AUM	11	12
	11	90
Advisory fee income
Transactional	—	—
AUM	86	78
	86	78
Total broker-dealer revenue
Transactional	41	96
AUM	134	119
	$175	$215

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the
	Three months ended		Year ended
	March 31,		December 31,
	2024	2023	2023
Loan participation interests sold by the Company	$—	$7	$502
Total participation interests sold and serviced by the Company	31,200	34,006	31,466
Servicing income	32	37	134

Servicing Assets
Balance, beginning of period	$98	$123	$123
Additions:
Servicing obligations from sale of loan participations	—	9	18
Subtractions:
Amortization	(10)	(10)	(43)
Balance, end of period	$88	$122	$98

ACCU Loan Participation Agreement (Secured Borrowings)

As detailed in “Note 3: Related Party Transactions,” effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with

ACCU. Under the Master LP Agreement, the Company makes sales on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the three months ended March 31, 2023, the Company sold two loan participations for $7 thousand to ACCU under the provisions of the Master LP Agreement. Due to the recourse provisions of the agreement, these participation sales are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s consolidated balance sheets. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the three months ended March 31, 2024.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that management valued at $301 thousand at March 31, 2024 and December 31, 2023. There was no allowance for losses on foreclosed assets at March 31, 2024 and December 31, 2023. The Company did not record any provision for losses on foreclosed assets during the three months ended March 31, 2024 and 2023.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	For the three months ended March 31,
Foreclosed Asset Expenses	2024	2023
Provision for losses	$—	$—
Operating expenses	10	4
Total foreclosed asset expenses	$10	$4

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	March 31,	December 31,
	2024	2023

Furniture and office equipment	$449	$440
Computer system	226	221
Leasehold improvements	43	43
Total premises and equipment	718	704
Less accumulated depreciation and amortization	(623)	(648)
Premises and equipment, net	$95	$56

	For the three months ended
	March 31,	March 31,
	2024	2023

Depreciation and amortization expense	$17	$11

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of March 31, 2024, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	9.00%	Variable	$—	$5,000	6/6/2024	$6,940	$1,250
KCT Operating LOC	9.00%	Variable	4,500	500	6/6/2024	4,993	—
ACCU LOC	9.25%	Variable	3,000	2,000	9/23/2024	7,121	—
ACCU Secured	Various	Fixed	7	—	Various	—	7
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

The Company may draw funds on the KCT Warehouse LOC at any time until the line is fully drawn. Repayment of each advance is due 120 days after the advance is made or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At March 31, 2024, the interest rate on the KCT Warehouse LOC was 9.00%. To secure its obligations under the KCT Warehouse LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT Warehouse LOC. The minimum ratio must equal at least 120%. The KCT Warehouse LOC also requires the Company to maintain a deposit of 25% of the total line limit to borrow on the facility. In September 2022, the Company purchased a $1.25 million certificate of deposit from KCT that satisfies this requirement. A total of $6.9 million in loans were pledged on this facility as of March 31, 2024. A total of $6.0 million in loans were pledged on this facility as of December 31, 2023. At March 31, 2024 and December 31, 2023, there were no outstanding borrowings on the KCT Warehouse LOC.

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

The Company may draw funds on the KCT Operating LOC at any time until the line is fully drawn. Repayment by the termination date or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At March 31, 2024, the interest rate on the KCT Warehouse LOC was 9.00%. To secure its obligations under the KCT Operating LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking the outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed less the secured cash on the KCT Operating LOC. The minimum ratio must equal at least 120%. A total of $5.0 million in loans were pledged on this facility as of March 31, 2024. A total of $4.6 million in loans were pledged on this facility as of December 31, 2023. At March 31, 2024, there were $4.5 million in borrowings on the KCT Operating LOC. At December 31, 2023, there were no outstanding borrowings on the KCT Operating LOC.

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

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU. The ACCU LOC is a revolving $5.0 million short-term demand credit facility with an initial one-year maturity date of September 23, 2022. The facility was automatically renewed for an additional one-year term and now matures on September 23, 2024. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least ninety (90) days prior to the termination date that it does not intend to renew the agreement. The facility carried an outstanding balance of $3.0 million and $4.5 million at March 31, 2024 and December 31, 2023, respectively. The interest rate on the facility is equal to the prime rate as published in the Wall Street Journal plus 0.75%. This rate is adjusted on January 10th each year to account for the current prime rate but cannot be adjusted below 4.00%. The interest rate on the ACCU LOC was 9.25% on March 31, 2024.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that always equals or exceeds $10.0 million during the term of the loan. The

ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at March 31, 2024. A total of $7.1 million and $7.2 million in loans were pledged on this facility as of March 31, 2024 and December 31, 2023, respectively.

ACCU Secured Borrowings

As detailed in “Note 3: Related Party Transactions,” on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $7 thousand in secured borrowings were outstanding under the Master LP Agreement as of March 31, 2024 and December 31, 2023. These borrowings have various contractual maturities ranging from 2028 to 2032.

Note 11: Debt Certificates Payable

The table below provides information on the Company’s debt certificates payable (dollars in thousands):

		As of		As of
		March 31, 2024		December 31, 2023
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$10,142	4.04%	$12,555	4.19%
2021 Class A Offering	Unsecured	66,240	4.96%	69,421	4.95%
2024 Class A Offering	Unsecured	4,799	5.01%	—	—%
Public Offering Total		$81,181	4.55%	$81,976	4.83%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$14,539	4.83%	$15,055	4.76%
Private Offering Total		$14,539	4.83%	$15,055	4.76%

Total Debt Certificates Payable		$95,720	4.60%	$97,031	4.82%

Future maturities for the Company’s debt certificates during the twelve-month periods ending March 31, are as follows (dollars in thousands):

2025	$46,638
2026	22,958
2027	18,359
2028	3,860
2029	3,905
Total	$95,720
Debt issuance costs	130
Debt certificates payable, net of debt issuance costs	$95,590

Debt issuance costs related to the Company’s debt certificates payable, net of amortization, were $130 thousand and $52 thousand at March 31, 2024 and December 31, 2023, respectively.

The debt certificates are payable to investors who have purchased the securities. Debt certificates pay interest at stated spreads over an index rate. At their option, the investor may reinvest the interest or have the interest paid to them. The Company may repurchase all or a portion of an outstanding debt certificate at any time at its sole discretion. In addition, the Company may permit an investor to redeem all or a portion of a debt certificate prior to maturity at its sole discretion.

SEC Registered Public Offerings

Class 1A Offering

In February 2018, the Company launched its Class 1A Notes Offering. Pursuant to a Registration Statement declared effective on February 27, 2018, the Company registered $90 million of its Class 1A Notes in two series – fixed and variable notes. The Class 1A Notes are unsecured. The interest rate paid on the Fixed Series Notes is determined in reference to a Constant Maturity Treasury Index published by the U.S. Department of Treasury (“CMT Index”) in effect on the date that the note is issued plus a rate spread as described in the Company’s Class 1A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate. The Class 1A Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of March 31, 2024 and December 31, 2023. The Company issued the

Class 1A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank. The Class 1A Offering expired on December 31, 2020.

2021 Class A Offering

In January 2021, the Company launched its 2021 Class A Notes Offering. Pursuant to a Registration Statement declared effective on January 8, 2021, the Company registered $125 million of its 2021 Class A Notes in two series – fixed and variable notes. The 2021 Class A Notes are unsecured. Like the Class 1A Notes Offering, the interest rate paid on the Fixed Series Notes is determined in reference to a CMT Index published by the U.S. Department of Treasury in effect on the date that the note is issued plus a rate spread as described in the Company’s 2021 Class A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate but was replaced by the Secured Overnight Financing Rate (“SOFR”) effective as of July 1, 2023. The Federal Reserve Bank of New York establishes the SOFR, with adjustments made as deemed appropriate. The 2021 Class A Notes contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of March 31, 2024 and December 31, 2023. The Company issued the 2021 Class A Notes under a Trust Indenture entered into by and between the Company and U.S. Bank.

2024 Class A Offering

In February 2024, the Company launched its 2024 Class A Debt Certificates Offering. Pursuant to a Registration Statement declared effective on February 5, 2024, the Company registered $200 million of its 2024 Class A Debt Certificates in two series – fixed and variable debt certificates. The 2024 Class A Debt Certificates are unsecured. The interest rate paid on the Fixed Series Debt Certificates is determined in reference to a CMT Index published by the U.S. Department of Treasury in effect as of the first business day of the month in which the note is issued plus a rate spread as described in the Company’s 2024 Class A Prospectus. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Debt Certificate. The variable index is equal to the SOFR for three-month financial obligations. The 2024 Class A Certificates contain restrictive covenants pertaining to paying dividends, making redemptions, acquiring, purchasing, or making certain payments, requiring the maintenance of minimum tangible net worth, limitations on the issuance of additional notes, and incurring of indebtedness. The Company is in compliance with these covenants as of March 31, 2024. The Company issued the 2024 Class A Debt Certificates under a Trust Indenture entered into between the Company and U.S. Bank.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the dollar amount of notes that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants as of March 31, 2024 and December 31, 2023.

Note 12: Commitments and Contingencies

Unfunded Commitments

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include un-advanced lines of credit and standby letters of credit. Such commitments may involve elements of credit and interest rate risk that is greater than the amount stated on the balance sheet.

The contractual amount of these commitments represents the Company’s exposure to credit loss. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	March 31, 2024	December 31, 2023
Undisbursed loans	$478	$221
Standby letter of credit	2,000	—

Undisbursed loans are commitments for potential future extensions of credit to existing customers. These loans are sometimes unsecured, and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit generally carry variable rates.

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

The following table details activity in the allowance for credit losses on off-balance sheet commitments (dollars in thousands):

	Three months ended	Year ended
	March 31, 2024	December 31, 2023
Balance, beginning of period	$2	$—
Adjustment related to implementation of CECL model	—	1
Provision for losses on unfunded commitments	—	1
Balance, end of period	$2	$2

Operating Leases

The Company has a lease agreement for its offices in Brea, California and a vehicle used by executive management. In February 2024, the Company reached an agreement with Olen Pointe Brea Corp. to lease new office space in Brea. The lease agreement commenced on March 15, 2024, with a provision for early possession of the premises effective February 29, 2024. The agreement expires on July 31, 2029. The agreement provides for rent payments beginning at $6,790 per month with annual increases, as well as provisions for a proportional share of operating costs. The agreement also includes one option to extend the lease for an additional five-year term. The calculation of the right-of-use asset for this lease agreement did not include this option to extend, as the Company has not determined that it is likely it will exercise the option. The Company recorded $387 thousand in right-of-use assets and lease liabilities related to this lease. The Company used its incremental borrowing rates to determine the discount rates used in the asset calculations.

In April 2022, the Company signed a three-year lease renewal agreement for its Fresno office beginning May 1, 2022, and terminating April 30, 2025. The agreement does not contain any options to renew. The lease payments associated with the renewal have been included in the future minimum lease payments table below. The Company has determined that all of its leases are operating leases.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Year ended
	March 31,		December 31,
	2024	2023	2023
Lease cost
Operating lease cost	$45	$44	$176
Other information
Cash paid for operating leases	13	51	190
Right-of-use assets obtained in exchange for operating lease liabilities	387	—	—
Lease liabilities recorded	387	—	—
Weighted average remaining lease term (in years)	4.80	1.27	1.24
Weighted-average discount rate	4.60%	4.28%	3.64%

Future minimum lease payments and lease costs for the twelve months ending March 31, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2025	$89	$117
2026	87	84
2027	87	82
2028	89	82
2029	92	82
Thereafter	31	27
Total	$475	$474

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

Note 14: Retirement Plans

401(k)

All the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required, and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the three months ended March 31, 2024 and 2023 were $16 thousand and $29 thousand, respectively.

Profit Sharing

The profit-sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee’s annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit-sharing contribution for the three months ended March 31, 2024 and 2023.

Supplemental Executive Retirement Plan

On March 30, 2022, the Company entered into a SERP with its former President and Chief Executive Officer, Joseph W. Turner, Jr. The SERP is an unfunded non-qualified plan that is intended to provide Mr. Turner with a fixed benefit over a ten-year period after Mr. Turner incurs a separation from service with the Company. The SERP has been established as a supplemental retirement and death benefits arrangement that conforms with the provisions of Section 409(A) of the Internal Revenue Code.

For purposes of the SERP, Mr. Turner’s accrued benefit is subject to a maximum sum of $600,000, with payments made annually in equal monthly installments over a ten-year period. The agreement was amended in 2023 to change the vesting date of the benefits to December 2023. When Mr. Turner retired on December 15, 2023, the entire amount of this benefit had vested. Mr. Turner is entitled to receive $60,000 per year over a ten-year period, payable in equal monthly installments commencing the first day of the month following his separation from service. As Mr. Turner is currently performing consulting services for the Company, the Company does not expect his separation from service to occur until July 2024.

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at March 31, 2024 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$12,953	$12,953	$—	$—	$12,953
Certificates of deposit	1,251	—	1,251	—	1,251
Loans, net	99,901	—	—	97,407	97,407
Investment in joint venture	870	—	—	870	870
Other investments	1,053	—	—	1,053	1,053
Accrued interest receivable	464	—	—	464	464
Servicing assets	88	—	—	88	88
FINANCIAL LIABILITIES:
Lines of credit	$7,500	$—	$—	$7,500	$7,500
Other secured borrowings	7	—	—	7	7
Debt certificates payable	95,590	—	—	95,624	95,624
Other financial liabilities	514	—	—	514	514

		Fair Value Measurements at December 31, 2023 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$12,611	$12,611	$—	$—	$12,611
Certificates of deposit	1,279	—	1,275	—	1,275
Loans, net	98,573	—	—	95,913	95,913
Investments in joint venture	871	—	—	871	871
Other investments	1,052	—	—	1,052	1,052
Accrued interest receivable	432	—	—	432	432
Servicing assets	98	—	—	98	98
FINANCIAL LIABILITIES:
Lines of credit	$4,500	$—	$—	$4,501	$4,501
Other secured borrowings	7	—	—	7	7
Debt certificates payable	96,979	—	—	97,399	97,399
Other financial liabilities	531	—	—	531	531

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2024 and December 31, 2023.

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

Debt certificates payable – Management estimates the fair value of fixed maturity notes by discounting the future cash flows of the notes. The discount rate the Company uses is the rates currently offered for debt certificates payable of similar remaining maturities. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the notes.

Lines of Credit, Term-debt, Other Secured Borrowings – Management estimates the fair value of borrowings from financial institutions discounting the future cash flows of the borrowings. The discount rate the Company uses is the current incremental borrowing rate for similar types of borrowing arrangements.

Off-Balance Sheet Instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties’ credit standing. The fair value of loan commitments is insignificant at March 31, 2024 and December 31, 2023.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2024:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$2,870	$2,870
Investment in joint venture	—	—	870	870
Other investments	—	—	1,053	1,053
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$5,094	$5,094

Assets at December 31, 2023:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$2,896	$2,896
Investments in joint venture	—	—	871	871
Other investments	—	—	1,052	1,052
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$5,120	$5,120

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at March 31, 2024 and December 31, 2023. As such, the Company has determined that the carrying value of its other investments equals its fair value at March 31, 2024 and December 31, 2023.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

March 31, 2024
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$2,870	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Investment in joint venture	870	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,053	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2023
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,896	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Investments in joint venture	871	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,052	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2023, and 2022, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2022, and 2021, MP Realty had federal and state net operating loss carryforwards of approximately $432 thousand and $422 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate as of March 31, 2024 and December 31, 2023.

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

Tax years ended December 31, 2020, through December 31, 2023, remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2019, through December 31, 2023, remain subject to examination by the California Franchise Tax Board and various other state jurisdictions.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Revenue from external sources
Finance Company*	$1,774	$1,416
Broker-Dealer	300	247
Charitable Organization	20	400
Adjustments / Eliminations	(72)	—
Total	$2,022	$2,063

Revenue from internal sources
Finance Company	$—	$—
Broker-Dealer	159	461
Charitable Organization	—	—
Adjustments / Eliminations	(159)	(461)
Total	$—	$—

Interest expense
Finance Company	$1,609	$1,252
Broker-Dealer	—	—
Charitable Organization	—	—
Adjustments / Eliminations	(344)	(334)
Total	$1,265	$918

Total non-interest expense and provision for tax
Finance Company	$750	$961
Broker-Dealer	407	414
Charitable Organization	31	—
Adjustments / Eliminations	(30)	—
Total	$1,158	$1,375

Net profit (loss)
Finance Company	$(533)	$(636)
Broker-Dealer	50	295
Charitable Organization	(10)	400
Adjustments / Eliminations	144	(127)
Total	$(349)	$(68)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Total assets
Finance Company	$110,859	$109,724
Broker-Dealer	5,020	4,977
Charitable Organization	2,097	2,108
Other Segments	57	56
Adjustments / Eliminations	(86)	(218)
Total	$117,947	$116,647

Note 18: Not-for-profit Subsidiary Activities

The following represent required disclosures related to the activities of MPC, the Company’s wholly owned, not-for-profit organization.

At March 31, 2024 and December 31, 2023, the Company had $341 thousand and $304 thousand, respectively in cash held in a checking account available to meet general expenditure needs for the next twelve months. This does not include $1.7 million in cash that carries permanent donor restrictions. There were no board-designated funds as of March 31, 2024 and December 31, 2023. Management believes the cash available for use by MPC is sufficient to cover its expenses.

At March 31, 2024, MPC had $2.1 million in net assets, $1.7 million of which is permanently restricted by donors. MPC earned interest income of $20 thousand during the three months ended March 31, 2024. MPC earned less than $1 thousand in interest income during the three months ended March 31, 2023. At March 31, 2024 and December 31, 2023, respectively, MPC had $358 thousand and $368 thousand, respectively, in net assets, none of which was permanently restricted by donors.

A breakdown of expenses for MPC for the three-month periods ended March 31, 2024 and 2023, is as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Expenses
Charitable grants	$30	$—
General and administrative expenses	1	—
Total	$31	$—

The change in net assets for MPC for the three-month periods ended March 31, 2024 and 2023 is as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Change in net assets	$(10)	$400

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three-month periods ended March 31, 2024 and 2023. It should be read in conjunction with our December 31, 2023, Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon numerous factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Inflation became a concern for the Federal Reserve Board (“FRB”) beginning in 2021 as inflation outpaced the FRB’s target rate of 2%. In response, the FRB began increasing the fed funds rate in January 2022. Since that time, the fed funds rate has increased by 525 basis points, rising from 0.25% on January 1, 2022, to 5.50% as of December 31, 2023. In its press release for its March 19th - 20th, 2024, meeting, the Federal Reserve noted, “inflation has eased notably over the past year but remains above our longer-run goal of 2 percent”. Looking ahead, the FRB's median projection for the fed funds rate at the end of 2024 is 4.6%, showing that some committee members anticipate reducing the fed funds rate as inflation approaches the FRB’s long run inflation target rate of 2%.

The Company carefully monitors the FRB’s inflation fighting strategy, as it seeks to improve its net interest margin on its interest earning investments. An inverted yield curve with higher short term rates than long term rates can also adversely affect our net interest margin and profitability. See “Trends and Strategic Objectives” and “Results of Operations: March 31, 2024-Net Income and Net Interest Margin” below.

The Company carefully monitors liquidity trends affecting U.S. financial institutions. Management has seen liquidity tighten at financial institutions in the last several years as funds injected into the market during the height of the COVID pandemic get used up. For all FDIC insured institutions the liquidity ratio has decreased 11.4% from 37.55% as of September 30, 2021, to 26.15% as of December 31, 2023. These statistics underscore the significant shift in liquidity dynamics within the banking sector, prompting the Company to remain vigilant in its monitoring efforts.

Trends and Strategic Objectives

For the three-month period ended March 31, 2024, and for the year ended December 31, 2023, Company management has identified the following key trends and strategic objectives:

●	Improve Net Interest Income on Loan Investments. During the years 2020 – 2022, our strategy of downsizing the Company’s balance sheet resulted in lower interest income from our commercial loan portfolio. As we incrementally paid off our term debt facility over the preceding three years, total assets declined, and our net interest income was subsequently reduced. Company management anticipated that its debt reduction strategy would cause a short-term reduction in net interest income but believes that the long-term benefits of building capital, net equity, and eliminating debt at a discount far outweighed the costs of lower net interest income earned beginning in 2023. After paying off the debt facility, the next phase of our strategy is to regrow our loan portfolio, which we began in 2023. In 2023, we grew the interest income received on loans in each quarter over the previous quarter, for four straight quarters of growth. In the first quarter of 2024, loan interest income was also higher than the fourth quarter of 2023, resulting in five quarters of loan interest income growth.

●	Building the Company’s Capital. As a result of implementing the Company’s debt reduction strategy, the Company’s capitalization and total members equity reached its highest point, up to that time, on December 31, 2022. When the Company commenced its debt reduction strategy in August 2020, its total net equity was $11.1 million. As of March 31, 2024, the Company’s total equity is $12.6 million. Company management’s purposeful strategy to eliminate the Company’s long-term debt has strengthened our capitalization, our net equity, and has provided our investors with a stronger financial company that supports our debt certificates program.

●	Improving Core Business Profitability. Over the past three years, the Company’s net income from operations has primarily relied upon income generated through gains reported from discounted principal paydowns made on our term debt facility at a discount. The Company’s intentional strategy of using available cash resources to incrementally reduce our term debt resulted in having less cash resources available to make loan investments. We have begun to rebuild our loan portfolio and as noted above we have grown our quarter over quarter loan interest income for the last five quarters. This growth is mostly due to the increase in loans receivable and to a lesser extent an increase in the interest rates of existing adjustable rate loans. For the three months ended March 31, 2024, we had a net loss of ($349) thousand. While this loss exceeded our March 31, 2023, reported net loss of ($68) thousand, our core profitability improved by $119 thousand. This is because in the first quarter of 2023 we received $400 thousand in a charitable gift that is not part of our core and ongoing income.

Strategic Objectives. Now that the Company has paid off our term debt credit facility, we are focused on improving the profitability of our core business operations through making profitable commercial loans and growing our non-interest generating sources of income from our faith-based investment advisory services. During 2024, the Company intends to focus on the following objectives:

(i)	Investing in and growing our commercial loan investments through loan originations, purchase of loan participation interests, and cooperative efforts with our strategic partners to increase the commercial loans we make to non-profit organizations and faith-based owners;
(ii)	Continuing our efforts to reduce non-interest expenses by reducing overhead expense;
(iii)	Increasing the sale of our debt certificates to finance the growth in the Company’s balance sheet;
(iv)

Effectively managing pressures on the Company’s net interest margin on its loan investments in response to an inverted yield curve in financial markets that results in higher short-term costs on our debt certificates while the Company makes longer term investments with the commercial loans it originates; and

(v)	Continuously expanding the revenues earned by the investment advisory, broker-dealer, and insurance operations at Ministry Partners Securities, LLC.

Financial Condition

Comparison of Financial Condition on March 31, 2024 and December 31, 2023

			Comparison
	2024	2023	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$11,193	$10,854	$339	3%
Restricted cash	1,760	1,757	3	0%
Certificates of deposit	1,251	1,279	(28)	(2%)
Loans receivable, net of allowance for expected credit losses of $1,449 and $1,501 as of March 31, 2024 and December 31, 2023, respectively	99,901	98,573	1,328	1%
Accrued interest receivable	464	432	32	7%
Investment in joint venture	870	871	(1)	(0%)
Other investments	1,053	1,052	1	0%
Property and equipment, net	95	56	39	70%
Foreclosed assets, net	301	301	—	—%
Servicing assets	88	98	(10)	(10%)
Other assets	971	1,374	(403)	(29%)
Total assets	$117,947	$116,647	$1,300	1%
Liabilities and members’ equity
Liabilities:
Lines of credit	$7,500	$4,500	$3,000	100%
Other secured borrowings	7	7	—	100%
Debt certificates payable, net of debt issuance costs of $130 and $52 as of March 31, 2024 and December 31, 2023, respectively	95,590	96,979	(1,389)	(1%)
Accrued interest payable	361	383	(22)	(6%)
Other liabilities	1,896	1,683	213	13%
Total liabilities	105,354	103,552	1,802	2%
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	—	1,700	—%
Accumulated equity	(2,331)	(129)	(2,202)	1707%
Total members' equity	12,593	13,095	(502)	(4%)
Total liabilities and members' equity	$117,947	$116,647	$1,300	1%

Cash and Loans

As discussed previously our strategy is to grow our balance sheet and our loan portfolio to increase our net interest income. We plan to rely on the sale of our debt certificates to fund the growth of our on-book loan portfolio and from time to time may supplement that growth by utilizing our lines of credit. For the three months ended March 31, 2024, assets grew 1% due to utilizing $3 million on our line of credit. This was offset by a reduction in our debt certificates payable of $1.4 million. As of March 31, 2024, these funds were invested in both cash and our loan portfolio. Our cash balances grew by $339 thousand, and our net loans receivable grew by $1.3 million. Our loans receivable portfolio grew due to loan purchases of $10 thousand and loan originations of $3.1 million. For the remainder of the year, we expect to invest in our loan receivable portfolio by originating new loans as well as purchasing loans from other financial institutions. While we plan to grow our loan portfolio, we may also sell participation loans in order to facilitate larger origination transactions or for other operational needs.

Allowance for Expected Credit Losses

On January 1, 2023, the Company adopted FASB Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. CECL is an expected loss model which considers an allowance that accounts for all losses expected to be incurred over the life of the assets in the portfolio. The CECL model requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures based on historical experiences, current conditions, and reasonable and supportable forecasts.

In accordance with ASU No. 2019-04, the Company has made the accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts. This is allowable if the Company writes off uncollectible accrued interest receivable when a loan is 90 days past due or interest is otherwise considered uncollectible. The Company has also elected to continue to present accrued interest on its loans receivable separately on its consolidated balance sheet. See “Note 1” in the “Notes to Consolidated Financial Statements” in the section titled “Allowance for Expected Credit Losses” for additional information.

Debt Certificates Payable

Our debt certificates payable consist of securities sold under publicly registered security offerings as well as promissory notes sold in private placement offerings.

In February 2024, the Company launched its 2024 Class A Debt Certificates Offering. Like its other public offerings, the 2024 Class A Debt Certificates are unsecured and offered in two series – fixed and variable debt certificates. For more details on this offering see Note 11 in the “Notes to Consolidated Financial Statements”.

For the three months ended March 31, 2024, net debt certificates payable decreased by $1.4 million. Despite the decrease for the quarter, the total debt certificates are close to the all-time highwater mark of $97 million as of December 31, 2023. Management continues to invest in marketing and relationship-building efforts to further grow our unsecured debt in order to fund ministry loans. Over the last several years, we have expanded our debt certificates program by building relationships with other faith-based organizations whereby we can offer our various debt certificates products to these organizations and the ministries they serve. Concurrently, MP Securities has continued to increase its retail customer base through client referrals and its networking agreements with key strategic partners.

Members’ Equity

Our total members’ equity decreased by 4% to $12.6 million for the three months ended March 31, 2024, which resulted in a capital to asset ratio of 10.7%. The decrease in members’ equity was attributable to a net loss of ($349) thousand and dividends to members of $153 thousand.

Liquidity and Capital Resources

Liquidity Management

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and has a contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 13% at March 31, 2024, which is above the minimum set by our policy. Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have sufficient liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be correct. Management believes that we hold adequate sources of liquidity to meet our liquidity needs and have the means to generate more liquidity if necessary.

Growing Liquidity Sources

In 2022, the Company expanded its lines of credit available at financial institutions to three lines with a total of $15 million in credit available. As of March 31, 2024, we had $7.5 million outstanding balance on our lines of credit and had $7.5 million available to borrow. More information on our lines of credit is available below under the section titled “Credit Facilities and Other Borrowings.”

The Company is also continuing to expand its sale of its investor debt certificates through additional marketing and relationship-building activities. However, as described earlier, our investor debt certificates decreased by $1.4 million during the three months ended March 31, 2024. This was due to a couple of anticipated non-renewal of notes at maturity, however, our total debt securities outstanding remain close to our all-time highwater mark of $97 million as of December 31, 2023.

We have also sold loan participations to generate liquidity and believe we can generate additional funding from this source in the future. In 2024 we plan on selling loan participations to facilitate the origination of loans that are larger than the amount management prefers to keep on our balance sheet or for other operational reasons. We limit the size of loans we keep on the balance sheet to reduce the risk of being over concentrated on any one loan.

Public and Privately offered Debt Securities

The table below presents a schedule of our maturing debt certificates during the next year, including those that are immediately redeemable by investors, as compared with debt certificates maturing after one year (dollars in thousands):

Redeemable debt certificates	$6,367
Debt certificates maturing in the next 12 months	46,419
Debt certificates maturing after 12 months	42,934
Total	$95,720
Debt issuance costs	130
Debt certificates, net of debt issuance costs	$95,590

Historically, we have been successful in generating reinvestments by our debt certificate holders when the notes they hold mature. Our note renewal rate remains stable, and our advisory team continues to expand their clientele, which has also increased new debt certificates sales.

The table below shows the renewal rates of our maturing notes over the last three years ended December 31:

2023	82%
2022	63%
2021	55%

The renewal rates for the periods ended March 31, 2024, as compared to March 31, 2023, are as follows:

●	Three-month period ended March 31, 2024: 54%
●	Three-month period ended March 31, 2023: 83%

The renewal rate for March 31, 2024, was lower due to two larger debt certificates that were not reinvested in a new debt certificate when they matured. Management expected these withdrawals and, as a general practice, are in contact with certificate holders well before the maturity date in order to anticipate cash flow needs.

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s outstanding debt payable as of March 31, 2024 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	9.00%	Variable	$—	$5,000	6/6/2024	$6,940	$1,250
KCT Operating LOC	9.00%	Variable	4,500	500	6/6/2024	4,993	—
ACCU LOC	9.25%	Variable	3,000	2,000	9/23/2024	7,121	—
ACCU Secured	Various	Fixed	7	—	Various	—	7
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

Debt Covenants

Under our credit facility agreements and our debt certificates documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of March 31, 2024, we are in compliance with our covenants on our debt certificates payable, KCT Warehouse LOC, KCT Operating LOC, and ACCU LOC.

●	For additional information regarding our debt certificates payable, refer to “Note 11. Debt Certificates Payable” to Part I “Financial Information” of this Report.
●	For additional information on our credit facilities, refer to “Note 10. Credit Facilities” to Part I “Financial Information” of this Report.

Results of Operations: March 31, 2024

The analysis below compares the Company’s results of operations for the three-month periods ended March 31, 2024 and 2023.

Net Interest Income and Net Interest Margin

Historically, our earnings have primarily depended upon our net interest income.

●	Net interest income is the difference between the interest income we receive from our loans and cash on deposit (“interest-earning assets”) and the interest paid on our debt certificates and borrowings.
●	Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following tables provide information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,920	$151	4.35%	$11,345	$88	3.15%
Interest-earning loans [1]	97,065	1,660	6.86%	81,011	1,297	6.51%
Total interest-earning assets	110,985	1,811	6.54%	92,356	1,385	6.10%
Non-interest-earning assets	4,407	—	—%	7,304	—	—%
Total Assets	$115,392	$1,811	6.29%	$99,660	$1,385	5.65%

Liabilities:
Debt certificates payable gross of debt issuance costs	97,069	1,165	4.81%	80,229	840	4.26%
Other debt	3,677	83	9.05%	3,007	58	7.84%
Total interest-bearing liabilities	100,746	1,248	4.97%	83,236	898	4.39%
Debt issuance cost		17			20
Total interest-bearing liabilities net of debt issuance cost	$100,746	$1,265	5.04%	$83,236	$918	4.49%

Net interest income		$546			$467
Net interest margin			1.97%			2.06%
[1]	Loans are net of deferred fees and before the allowance for expected credit losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2024 vs. 2023
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$25	$38	$63
Interest-earning loans	290	73	363
Total interest-earning assets	315	111	426
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	206	119	325
Other debt	15	10	25
Debt issuance cost	—	(3)	(3)
Total interest-bearing liabilities	221	126	347
Change in net interest income	$94	$(15)	$79

Total interest income for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, increased due to both a rate variance and volume variance as shown in the table above. The rate variance on our interest-earning investment accounts was due to an overall market rate increase in banking products. In addition, interest income from interest-earning loans also increased due to both a volume and a rate variance as the Company has focused on growing its loan portfolio starting in 2023. The weighted average rate of our loan portfolio increased in 2024 to 6.68% as of March 31, 2024, from 6.48% as of March 31, 2023, due to higher rates being offered on our loans. Offering rates are higher due to the Fed Funds Rate increases described earlier.

For the three months ended March 31, 2024, total interest expense increased due both to a volume and a rate variance on debt certificates payable. This was due to the growth in debt certificates in 2023 we described earlier as well as the overall market increase in rates. Interest expense on other debt increased slightly. The rate variance on other debt was also due to the global market rates changes described above.

Overall net interest income increased by $79 thousand for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, due to the growth of both loans and debt certificates as the Company has focused on growing its balance sheet. For the three months ended March 31, 2024, compared to the three months ended March 31, 2023, net interest margin decreased by 8 basis points. This is also a result of the items described above. A smaller net interest margin is to be expected when market interest rates such as treasuries have an inverted yield curve, which means shorter term rates are higher than longer term rates. This is because the Company lends its funds out at longer term rates (typically five years) and funds the loan with debt certificates with maturities typically less than five years. Most financial institutions will see smaller net interest margins with inverted yield curves. However, management expects to see the net interest margin stabilize in 2024 as long as the FRB does not increase short term rates. As noted earlier, their current projection is showing a decrease in the fed funds rate in late 2024.

Provision (credit) for expected credit losses and non-interest income and expense

	Three months ended
	March 31,		Comparison
	(in thousands)
	2024	2023	$ Diff	% Diff
Net interest income	$546	$467	$79	17%
Credit for expected credit losses	(52)	(162)	110	(68%)
Net interest income after credit for expected credit losses	598	629	(31)	(5%)
Total non-interest income	211	678	(467)	(69%)
Total non-interest expenses	1,153	1,370	(217)	(16%)
Loss before provision for income taxes	(344)	(63)	(281)	446%
Provision for income taxes and state LLC fees	5	5	—	—%
Net loss	$(349)	$(68)	$(281)	413%

Net interest income after provision for expected credit losses decreased by $31 thousand for the quarter ended March 31, 2024, over the quarter ended March 31, 2023. This decrease was due to a larger credit for expected credit losses for the quarter ended March 31, 2023, than March 31, 2024. The credit for the quarter ended March 31, 2023, was due to a loan becoming impaired and transferring from the collectively reviewed portion of our allowance analysis under the provisions of CECL to being independently reviewed.

The decrease in total non-interest income for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, as shown in the table above, was primarily due to $400 thousand in revenue from charitable contributions for the quarter ended March 31, 2023. In the first quarter of 2023 we received a $400 thousand charitable gift made to our non-profit foundation, MPC. The gift is a non-recurring contribution to MPC, and we do not expect to receive charitable contribution revenue in 2024.

Non-interest expense decreased by $217 thousand for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023. This decrease was mostly due to lower salaries and benefits expense of $235 thousand. Salaries and benefits were lower in 2024 due to fewer staff as the Company did not replace job vacancies and outsourced its loan servicing beginning in the second quarter of 2023. We do expect to see further reductions in operating expenses in 2024 as the Company evaluates all aspects of its overhead expenses to become a more efficient, effective, and scalable organization. To that end in February 2024, the Company moved its corporate offices to a space with both upgraded amenities and lower operating costs.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2024. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three-month period ended March 31, 2024 and 2023.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our operations, we may from time to time have an interest in, or be involved in, litigation arising out of our business activities. We consider litigation related to our operations to be routine to the conduct of our business. As of March 31, 2024, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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
101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language):

(i)
Consolidated Statements of Income for the three-month periods ended March 31, 2024, and 2023;
(ii)
Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023;
(iii)
Consolidated Statements of Cash Flows for the three months ended March 31, 2024, and 2023; and
(iv)
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

Dated: May 13, 2024

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By:	/s/ Darren M. Thompson
Darren M. Thompson,
Chief Executive Officer