Form 10-Q
period 2024-06-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2024-08-13
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from _____ to _____

333-4028-LA

(Commission file No.)

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Exact name of registrant as specified in its charter)

CALIFORNIA	26-3959348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 1 Pointe Drive, Suite 205, Brea, California, 92821

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

At June 30, 2024, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2024 and December 31, 2023

(dollars in thousands except unit data)

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$11,205	$10,854
Restricted cash	1,760	1,757
Certificates of deposit	1,270	1,279
Loans receivable, net of allowance for expected credit losses of $1,029 and $1,501 as of June 30, 2024 and December 31, 2023, respectively	96,895	98,573
Other assets	3,793	4,184
Total assets	$114,923	$116,647
Liabilities and members’ equity
Liabilities:
Lines of credit	$8,212	$4,500
Other secured borrowings	7	7
Debt certificates payable, net of debt issuance costs of $115 and $52 as of June 30, 2024 and December 31, 2023, respectively	92,078	96,979
Other liabilities	2,235	2,066
Total liabilities	102,532	103,552
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at June 30, 2024 and December 31, 2023 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at June 30, 2024 and December 31, 2023; See Note 13	1,509	1,509
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	1,700
Accumulated deficit	(2,533)	(1,829)
Total members' equity	12,391	13,095
Total liabilities and members' equity	$114,923	$116,647

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Interest on loans	$1,725	$1,373	$3,385	$2,670
Interest on interest-bearing accounts	159	173	310	261
Total interest income	1,884	1,546	3,695	2,931
Interest expense:
Debt certificates	1,118	1,080	2,300	1,940
Other debt	209	1	292	59
Total interest expense	1,327	1,081	2,592	1,999
Net interest income	557	465	1,103	932
Provision (credit) for expected credit losses	(200)	11	(253)	(151)
Net interest income after provision (credit) for expected credit losses	757	454	1,356	1,083
Non-interest income:
Broker-dealer commissions and fees	168	138	343	353
Other income	100	86	137	149
Charitable contributions, with donor restrictions	—	1,300	—	1,700
Total non-interest income	268	1,524	480	2,202
Non-interest expenses:
Salaries and benefits	508	567	1,035	1,329
Marketing and promotion	14	19	35	46
Office occupancy	19	47	67	94
Office operations and other expenses	420	370	814	782
Foreclosed assets	—	5	10	9
Legal and accounting	106	70	261	188
Total non-interest expenses	1,067	1,078	2,222	2,448
Income (loss) before provision for income taxes	(42)	900	(386)	837
Provision for income taxes and state LLC fees	5	5	10	10
Net income (loss)	$(47)	$895	$(396)	$827

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2024 and 2023

	Six months ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(396)	$827
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	23	21
Amortization of deferred loan fees, net	(59)	(27)
Amortization of debt issuance costs	35	75
Credit for expected credit losses	(253)	(151)
Accretion of loan discount	(7)	(7)
Gain on sale of loans	(30)	(14)
Loss on retirement of fixed assets	2	—
Gain on other investments	(27)	(31)
Adoption of new accounting standard	—	(112)
Changes in:
Accrued interest receivable	(56)	71
Other assets	549	(20)
Accrued interest payable	(18)	82
Other liabilities	181	(555)
Net cash provided (used) by operating activities	(56)	159
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(23)	(6,031)
Loan originations	(5,796)	(2,691)
Loan sales	4,319	502
Loan principal collections	3,485	3,010
Purchase of certificates of deposit	9	—
Purchase of property and equipment	(58)	—
Net cash provided (used) by investing activities	1,936	(5,210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings, net of repayments on lines of credit	3,712	(3,000)
Net change in debt certificates payable	(4,838)	13,922
Debt issuance costs	(98)	(64)
Dividends paid on preferred units	(302)	(342)
Net cash provided (used) by financing activities	(1,526)	10,516
Net increase in cash and restricted cash	354	5,465
Cash, cash equivalents, and restricted cash at beginning of period	12,611	9,564
Cash, cash equivalents, and restricted cash at end of period	$12,965	$15,029
Supplemental disclosures of cash flow information
Interest paid	$2,610	$1,918
Income taxes paid	32	8
Supplemental disclosures of non-cash transactions
Servicing assets recorded	42	18
Leased assets obtained in exchange of new operating lease liabilities	387	—
Lease liabilities recorded	387	—
Dividends declared to preferred unit holders	154	184

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, general financial industry practices, and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements and have not been audited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended June 30, 2024 and 2023 are not necessarily indicative of the results for the full year. Reference should be made to the consolidated financial statements and notes thereto contained in our 2023 annual report filed on Form 10-K provides a more detailed description of our accounting policies and notes to financial statements. There have been no material changes since the date of that report.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2024, and for the three and six months ended June 30, 2024 and 2023, have been made.

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company and its Subsidiaries

Throughout these notes to consolidated financial statements, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as “the Company.” The Company’s wholly-owned subsidiaries are: Ministry Partners Funding, LLC (“MPF”), MP Realty Services, Inc. (“MP Realty”), Ministry Partners Securities, LLC (“MP Securities”), and Ministry Partners for Christ, Inc. (“MPC”).

Risks and Uncertainties

Russia’s invasion of Ukraine, restrictive Federal Reserve Board (‘FRB”) policy that is attempting to reduce inflation to its long-term target of 2%, the disruption of global supply chains, and higher interest rates relative to recent history are putting strain on the U.S. economy and the U.S. consumer. While it is not possible to know the full extent of the long-term impact of these current events, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. On June 30, 2024 and December 31, 2023, the Company had cash of $6 thousand pledged as collateral for its secured borrowings. See “Note 3: Related Party Transactions” for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	June 30,		December 31,
	2024	2023	2023
Cash and cash equivalents	$11,205	$13,271	$10,854
Restricted cash	1,760	1,758	1,757
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$12,965	$15,029	$12,611

Restricted cash includes $1.7 million donated to MPC as permanently restricted funds under a designated fund agreement. The agreement allows for limited annual distributions of the funds. Other amounts included in restricted cash represent those required to be set aside in the Central Registration Depository account with Financial Industry Regulation Authority (“FINRA”), funds the Company has deposited with RBC Capital Markets,LLC as clearing deposits, and cash maintained in an account with America’s Christian Credit Union (“ACCU”) as collateral for the Company’s secured borrowings. The Company may only use the Central Registration Depository funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

Note 3: Related Party Transactions

This disclosure describes the nature, description, and amounts of related party transactions.

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

Related Party Transactions with Owners

The Company has entered into several transactions with its equity owners. The following table (dollars in thousands) describes the nature and dollar amounts of the related party transactions with these owners.

	June 30,	December 31,
	2024	2023
Balance Sheet Items
Cash and cash equivalents held at related parties	$3,346	$3,621
Lines of credit payable to related parties	3,750	4,500

Off Balance Sheet Items
Loans serviced for the related parties	$5,608	$5,709

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Income Statement Items
Interest income on loans purchased from related parties	$21	$1	$42	$3
Interest income on interest-bearing accounts held at related parties	36	26	76	27
Interest expense on other debt due to related parties	109	1	179	59
Networking fees paid to related parties for referring business to the Company	21	12	48	51
Income from broker services provided to related parties	8	7	16	14

Related Party Transactions with Non-Owner Organizations

The Company has entered into several transactions with KCT, whose Chief Executive Officer and President serves as our Chairman of the Board and therefore can significantly influence the management or both parties. On April 3, 2024, KCT and Consumers Credit Union announced their intent to merge. If this transaction is completed, it is not known if KCT’s current Chief Executive Officer will remain at the merged credit union in a capacity that exerts influence on management, nor can management predict if or how this may affect future business agreements with KCT.

The following table describes the nature and dollar amounts of the related party transactions with KCT.

	June 30,	December 31,
Balance Sheet Items	2024	2023
Cash and cash equivalents held at related parties	$100	$30
Certificates of deposit held at related parties	1,270	1,279
Lines of credit payable to related parties	4,462	—

Off Balance Sheet Items
Loans Serviced for the related parties	$3,345	$3,455

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Income Statement Items
Interest on interest-bearing accounts held at related parties	$18	$10	$27	$20
Interest Expense on Other debt due related parties	101	—	114	—
Detail
Networking fees paid to related parties for referring business to the Company	110	11	128	20

Related Party Transactions with Management

From time to time, the Company’s Board and members of its executive management team have purchased debt certificates from the Company or have purchased investment products through MP Securities. The following table (dollars in thousands) describes the nature and dollar amounts of these related party transactions with its management.

	June 30,	December 31,
	2024	2023
Outstanding public offering debt certificates payable to officers and managers	$2,504	$2,871

Note 4: Loans Receivable and Allowance for Expected Credit Losses

The Company’s loan portfolio comprises two segments, non-profit commercial loans to Christian churches and ministries, and for-profit commercial loans.

The loan portfolio had a weighted average interest rate of 6.72% and 6.53% as of June 30, 2024 and December 31, 2023, respectively.

The table below is a summary of the Company’s loans receivable (dollars in thousands):

	June 30,	December 31,
	2024	2023
Non-profit commercial loans:
Real estate secured	$86,933	$87,524
Unsecured	61	74
Total non-profit commercial loans:	86,994	87,598
For-profit commercial loans:
Real estate secured	11,225	12,783
Total loans	98,219	100,381
Deferred loan fees, net	(122)	(139)
Loan discount	(173)	(168)
Allowance for expected credit losses	(1,029)	(1,501)
Loans, net	$96,895	$98,573

Allowance for expected credit losses

Management believes it has properly calculated the allowance for expected credit losses using the Current Expected Credit Loss (“CECL”) methodology as of June 30, 2024 and December 31, 2023. The following table shows the changes in the allowance for expected credit losses for the six months ended June 30, 2024 and the year ended December 31, 2023 (dollars in thousands):

	Six months ended
	June 30, 2024
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,471	$30	$1,501
Credit for expected credit loss	(249)	(4)	(253)
Charge-offs	(219)	—	(219)
Recoveries	—	—	—
Balance, end of period	$1,003	$26	$1,029

	Year ended
	December 31, 2023
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,530	$21	$1,551
Adjustment related to implementation of CECL model	129	(16)	113
Provision (credit) for expected credit loss	(167)	25	(142)
Charge-offs	(21)	—	(21)
Recoveries	—	—	—
Balance, end of period	$1,471	$30	$1,501

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

	Loans and Allowance for Expected Credit Losses (by segment)
	As of
	June 30, 2024	December 31, 2023
Non-profit Commercial Loans:
Individually evaluated for impairment	$15,865	$16,792
Collectively evaluated for impairment	71,129	70,806
Total Non-profit Commercial Loans	86,994	87,598
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	11,225	12,783
Total For-profit Commercial Loans	11,225	12,783
Balance	$98,219	$100,381

Allowance for expected credit losses:
Non-profit Commercial Loans:
Individually evaluated for impairment	$421	$669
Collectively evaluated for impairment	582	802
Total Non-profit Commercial Loan Allowance	1,003	1,471
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	26	30
Total For-profit Commercial Loan Allowance	26	30
Balance	$1,029	$1,501

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of June 30, 2024
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$50,334	$17,990	$5,408	$9,004	$—	$—	$82,736
Wholly Owned Other Amortizing	1,381	—	—	1,454	—	—	2,835
Wholly Owned Unsecured Amortizing	22	27	—	—	—	—	49
Wholly Owned Unsecured LOC	34	—	—	—	—	—	34
Wholly Owned Construction	70	—	—	—	—	—	70
Participation First	1,270	—	—	—	—	—	1,270
Total Non-profit Commercial Loans	53,111	18,017	5,408	10,458	—	—	86,994
For-profit Commercial Loans							—
Wholly Owned First Amortizing	6,228	1,771	—	—	—	—	7,999
Participation First	1,639	131	—	—	—	—	1,770
Participation Construction	1,456	—	—	—	—	—	1,456
Total For-profit Commercial Loans	9,323	1,902	—	—	—	—	11,225
Total Loans	$62,434	$19,919	$5,408	$10,458	$—	$—	$98,219

Credit Quality Indicators (by class)
As of December 31, 2023
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$35,106	$32,891	$5,408	$9,882	$—	$—	$83,287
Wholly Owned Other Amortizing	1,405	—	—	1,502	—	—	2,907
Wholly Owned Unsecured Amortizing	25	28	—	—	—	—	53
Wholly Owned Unsecured LOC	46	—	—	—	—	—	46
Wholly Owned Construction	7	—	—	—	—	—	7
Participation First	1,298	—	—	—	—	—	1,298
Total Non-profit Commercial Loans	37,887	32,919	5,408	11,384	—	—	87,598
For-profit Commercial Loans
Wholly Owned First Amortizing	9,574	—	—	—	—	—	9,574
Participation First	1,776	—	—	—	—	—	1,776
Participation Construction	1,433	—	—	—	—	—	1,433
Total For-profit Commercial Loans	12,783	—	—	—	—	—	12,783
Total Loans	$50,670	$32,919	$5,408	$11,384	$—	$—	$100,381

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$13,741	$1,384	$—	$15,125	$67,611	$82,736	$—
Wholly Owned Other Amortizing	—	—	—	—	2,835	2,835	—
Wholly Owned Unsecured Amortizing	—	—	—	—	49	49	—
Wholly Owned Unsecured LOC	—	—	—	—	34	34	—
Participation First	—	—	—	—	1,270	1,270	—
Total Non-profit Commercial Loans	13,741	1,384	—	15,125	71,869	86,994	—
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	7,999	7,999	—
Participation First	—	—	—	—	1,770	1,770	—
Participation Construction	—	—	—	—	1,456	1,456	—
Total For-profit Commercial Loans	—	—	—	—	11,225	11,225	—
Total Loans	$13,741	$1,384	$—	$15,125	$83,094	$98,219	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$7,020	$143	$875	$8,038	$75,249	$83,287	$—
Wholly Owned Other Amortizing	—	—	—	—	2,907	2,907	—
Wholly Owned Unsecured Amortizing	—	—	—	—	53	53	—
Wholly Owned Unsecured LOC	—	—	—	—	46	46	—
Wholly Owned Construction	—	—	—	—	7	7	—
Participation First	—	—	—	—	1,298	1,298	—
Total Non-profit Commercial Loans	7,020	143	875	8,038	79,560	87,598	—
For-profit Commercial Loans
Participation First	—	—	—	—	1,776	1,776	—
Participation Construction	—	—	—	—	1,433	1,433	—
Total For-profit Commercial Loans	—	—	—	—	12,783	12,783	—
Total Loans	$7,020	$143	$875	$8,038	$92,343	$100,381	$—

Impaired Loans

No loans in the Company’s commercial loan segment were classified as impaired or non-accrual at December 31, 2023 or June 30, 2024. The tables below represent the breakdown by class of the non-profit loan portfolio segment only (dollars in thousands):

	As of	As of
	June 30,	December 31,
Impaired Non-profit commercial Loans (by class)	2024	2023
Wholly Owned First Amortizing
Recorded investment with specific allowance	$7,364	$8,238
Recorded with no specific allowance	14,071	15,166
Total recorded investment	$21,435	$23,404
Unpaid principal balance	$21,887	$23,870
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$1,454	$1,502
Recorded with no specific allowance	—	—
Total recorded investment	$1,454	$1,502
Unpaid principal balance	$1,685	$1,685
Total Impaired Loans
Recorded investment with specific allowance	$8,818	$9,740
Recorded with no specific allowance	14,071	15,166
Total recorded investment	$22,889	$24,906
Unpaid principal balance	$23,572	$25,555

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
Impaired Non-profit Commercial Loans (by class)	2024	2023	2024	2023
Wholly Owned First Amortizing
Average recorded investment	$22,127	$24,793	$22,028	$22,028
Interest income recognized	363	439	737	737
Wholly Owned Other Amortizing
Average recorded investment	1,478	1,568	773	773
Interest income recognized	—	—	—	—
Total Impaired Loans
Average recorded investment	$23,605	$26,361	$22,801	$22,801
Interest income recognized	363	439	737	737

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	June 30, 2024	December 31, 2023
Non-profit Commercial Loans:
Wholly Owned First Amortizing	$9,004	$9,882
Wholly Owned Other Amortizing	1,454	1,502
Total	$10,458	$11,384

The Company modified one loan during the three-month period ended June 30, 2024. The Company modified two loans during the three-month period ended June 30, 2023. A summary of loans the Company modified during the three- and six-month periods ended June 30, 2024 and 2023 is as follows (dollars in thousands):

Loan Modifications (by class)
	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Non-profit Commercial Loans:
Wholly Owned First Amortizing
Number of Loans	1	2	1	2
Pre-Modification Outstanding Recorded Investment	$245	$6,253	$245	$6,253
Post-Modification Outstanding Recorded Investment	245	6,253	245	6,253
Recorded Investment At Period End	245	6,247	245	6,247
Total
Number of Loans	1	2	1	2
Pre-Modification Outstanding Recorded Investment	$245	$6,253	$245	$6,253
Post-Modification Outstanding Recorded Investment	245	6,253	245	6,253
Recorded Investment At Period End	245	6,247	245	6,247

The Company has three modified loans that are past maturity as of June 30, 2024. One of these loans has been completely written off as of June 30, 2024. The Company is evaluating the other two loans for potential extensions. As of June 30, 2024, the Company has made no commitments to advance additional funds in connection with loan modifications.

Note 5: Investments

Joint Venture

The Company has an ownership interest in a joint venture that owns real estate. See the Company’s annual report for more information on the joint venture. The Company’s ownership percentage in the joint venture was 73% and 74%, respectively, as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 and December 31, 2023, the value of the Company’s investment in the joint venture was $864 thousand and $871 thousand, respectively. Management’s impairment analysis of the investment as of June 30, 2024, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in certificates of deposit with an original maturity greater than three months on June 30, 2024 and December 31, 2023.

Details of these certificates as of June 30, 2024, are as follows (dollars in thousands):

As of June 30, 2024
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	3/15/2024	$1,270	5.37%	3/15/2025

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

Additional information related to these investments is as follows (dollars in thousands):

				Income for the three months ended		Income for the six months ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fixed annuity	June 2032	$1,000	$1,079	$26	$30	$27	$31

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$168	$138	$343	$353
Gains on loan sales	30	7	30	14
Other investment income	26	30	27	31
Other non-interest income	—	4	—	9
Non-interest income, out of scope, ASC 606
Lending fees	44	45	80	95
Charitable contributions, with donor restrictions	—	1,300	—	1,700
Total non-interest income	$268	$1,524	$480	$2,202

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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Broker-dealer revenue
Securities commissions
Transactional	$2	$2	$40	$16
AUM	15	13	30	26
	17	15	70	42
Sale of investment company products
Transactional	9	5	11	8
AUM	10	18	32	35
	19	23	43	43
Other insurance product revenue
Transactional	25	9	25	87
AUM	13	12	24	24
	38	21	49	111
Advisory fee income
Transactional	—	—	—	—
AUM	94	79	181	157
	94	79	181	157
Total broker-dealer revenue
Transactional	36	16	76	111
AUM	132	122	267	242
	$168	$138	$343	$353

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the
	Six months ended		Year ended
	June 30,		December 31,
	2024	2023	2023
Loan participation interests sold by the Company	$4,319	$502	$502
Total participation interests sold and serviced by the Company	32,537	32,248	31,466
Servicing income	66	71	134

Servicing Assets
Balance, beginning of period	$98	$123	$123
Additions:
Servicing obligations from sale of loan participations	42	18	18
Subtractions:
Amortization	(19)	(20)	(43)
Balance, end of period	$121	$121	$98

ACCU Loan Participation Agreement (Secured Borrowings)

Effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Under the Master LP Agreement, the Company makes sales on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the six months ended June 30, 2023, the Company sold two loan participations for $7 thousand to ACCU under the provisions of the Master LP Agreement. Due to the recourse provisions of the agreement, these participation sales are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s consolidated balance sheets. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the six months ended June 30, 2024.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that management valued at $301 thousand at June 30, 2024 and December 31, 2023. There was no allowance for losses on foreclosed assets at June 30, 2024 and December 31, 2023. The Company did not record any provision for losses on foreclosed assets during the six months ended June 30, 2024 and 2023.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
Foreclosed Asset Expenses	2024	2023	2024	2023
Provision for losses	$—	$—	$—	$—
Operating expenses	—	5	10	9
Total foreclosed asset expenses	$—	$5	$10	$9

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	June 30,	December 31,
	2024	2023

Furniture and office equipment	$446	$440
Computer system	226	221
Leasehold improvements	43	43
Total premises and equipment	715	704
Less accumulated depreciation and amortization	(626)	(648)
Premises and equipment, net	$89	$56

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Depreciation and amortization expense	$7	$11	$23	$21

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of June 30, 2024, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	9.00%	Variable	$—	$5,000	6/6/2025	$7,103	$1,250
KCT Operating LOC	9.00%	Variable	4,462	538	6/6/2025	4,779	—
ACCU LOC	9.25%	Variable	3,750	1,250	9/23/2024	7,076	—
ACCU Secured	Various	Fixed	6	—	Various	—	6
*Represents cash or certificates of deposit

All lines of credit require monthly interest-only payments until maturity. The ACCU secured borrowings are repaid through the monthly principal and interest payments on the underlying loans.

Our lines of credit also contain affirmative covenants typical for credit facilities of this nature. The Company was in compliance with these covenants at June 30, 2024 and December 31, 2023.

KCT Lines of Credit

The KCT lines of credit auto renewed with no change in terms on June 6, 2024. Additional information can be found in our Annual Report.

ACCU Line of Credit

On September 23, 2023, this facility was automatically renewed for an additional one-year term and matures on September 23, 2024. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least ninety (90) days prior to the termination date that it does not intend to renew the agreement. The Company did not deliver or receive a written non-renewal notice prior to the 90-day date. The companies are in discussions to set terms and conditions for the renewal on September 23, 2024.

ACCU Secured Borrowings

On August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $6 thousand in secured borrowings were outstanding under the Master LP Agreement as of June 30, 2024 and December 31, 2023. These borrowings have various contractual maturities ranging from 2028 to 2032.

Note 11: Debt Certificates Payable

Information on the Company’s debt certificates payable can be found in our Annual Report on Form 10-K for the year ended December 31, 2023. The Company is subject to certain covenants on its Subordinated Notes and was in compliance with those covenants as of June 30, 2024 and December 31, 2023.

The table below provides information on the Company’s debt certificates payable (dollars in thousands):

		As of		As of
		June 30, 2024		December 31, 2023
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$9,002	3.99%	$12,555	4.19%
2021 Class A Offering	Unsecured	54,707	4.95%	69,421	4.95%
2024 Class A Offering	Unsecured	10,842	4.99%	—	—%
Public Offering Total		$74,551	4.84%	$81,976	4.83%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$17,642	4.99%	$15,055	4.76%
Private Offering Total		$17,642	4.99%	$15,055	4.76%

Total Debt Certificates Payable		$92,193	4.87%	$97,031	4.82%

Future maturities for the Company’s debt certificates during the twelve-month periods ending June 30, are as follows (dollars in thousands):

2025	$44,502
2026	18,656
2027	17,699
2028	3,007
2029	8,329
Total	$92,193
Debt issuance costs	115
Debt certificates payable, net of debt issuance costs	$92,078

Note 12: Commitments and Contingencies

Unfunded Commitments

The contractual amount of these commitments represents the Company’s exposure to credit loss. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	June 30, 2024	December 31, 2023
Undisbursed loans	$463	$221
Standby letter of credit	2,000	—

The balance of the allowance for credit losses on off-balance sheet commitments is recorded in other liabilities on the Company’s consolidated balance sheet. The following table details activity in the allowance for credit losses on off-balance sheet commitments (dollars in thousands):

	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Balance, beginning of period	$2	$—
Adjustment related to implementation of CECL model	—	1
Provision for losses on unfunded commitments	—	1
Balance, end of period	$2	$2

Operating Leases

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Six months ended		Year ended
	June 30,		June 30,		December 31,
	2024	2023	2024	2023	2023
Lease cost
Operating lease cost	$63	$44	$63	$88	$176
Other information
Cash paid for operating leases	28	51	28	95	190
Right-of-use assets obtained in exchange for operating lease liabilities	387	—	387	—	—
Lease liabilities recorded	387	—	—	—	—
Weighted average remaining lease term (in years)	4.55	1.27	4.55	1.02	1.24
Weighted-average discount rate	4.60%	4.28%	4.60%	4.28%	3.64%

Future minimum lease payments and lease costs for the twelve months ending June 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2025	$97	$110
2026	85	82
2027	87	82
2028	90	82
2029	93	82
Thereafter	8	7
Total	$460	$445

Note 13: Preferred and Common Units under LLC Structure

Holders of the Series A Preferred Units are entitled to receive a quarterly cash dividend that is 25 basis points higher than the one-year London Inter-Bank Offered Rate (“LIBOR”) in effect on the last day of the calendar month for which the preferred return is approved. The UK Financial Conduct Authority announced on December 4, 2020, that the USD LIBOR for 1, 3, 6, and 12 months will no longer be published after June 30, 2023. Effective as of July 1, 2023, the Company uses the Secured Overnight Financing Rate (“SOFR’) as established by the Federal Reserve Bank of New York. In addition to the quarterly cash dividend, the Company has also agreed to set aside an annual amount equal to 10% of its net profits earned for any year, after subtracting from profits the quarterly Series A Preferred Unit dividends paid, for distribution to its Series A Preferred Unit holders.

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

Note 14: Retirement Plans

401(k)

Company matching contributions for the six months ended June 30, 2024 and 2023 were $37 thousand and $50 thousand, respectively.

Profit Sharing

The Company did not make or approve a profit-sharing contribution for the six months ended June 30, 2024 and 2023.

Supplemental Executive Retirement Plan (SERP)

On March 30, 2022, the Company entered into a SERP with Joseph W. Turner, Jr. who at the time was its President and Chief Executive Officer. Mr. Turner’s accrued benefit is $600,000, which had entirely vested and been accrued on the balance sheet as of December 31, 2023. He is entitled to receive $60,000 per year over a ten-year period, payable in equal monthly installments commencing the first day of the month following his separation from service. Mr. Turner performed consulting services for the Company until his separation from service at the end of July 2024. The Company began making $60,000 per year payments in $5,000 monthly installments beginning August 2024, according to the terms of the SERP.

Note 15: Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

The Company classifies measurements of fair value within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Fair Value of Financial Instruments

Additional information regarding the methods and assumptions used to estimate the fair value of the financial statements can be found in our Annual Report. The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at June 30, 2024 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$12,965	$12,965	$—	$—	$12,965
Certificates of deposit	1,270	—	1,270	—	1,270
Loans, net	96,895	—	—	93,893	93,893
Investment in joint venture	864	—	—	864	864
Other investments	1,079	—	—	1,079	1,079
Accrued interest receivable	488	—	—	488	488
Servicing assets	121	—	—	121	121
FINANCIAL LIABILITIES:
Lines of credit	$8,212	$—	$—	$8,212	$8,212
Other secured borrowings	7	—	—	6	6
Debt certificates payable	92,078	—	—	92,090	92,090
Other financial liabilities	518	—	—	518	518

		Fair Value Measurements at December 31, 2023 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$12,611	$12,611	$—	$—	$12,611
Certificates of deposit	1,279	—	1,275	—	1,275
Loans, net	98,573	—	—	95,913	95,913
Investments in joint venture	871	—	—	871	871
Other investments	1,052	—	—	1,052	1,052
Accrued interest receivable	432	—	—	432	432
Servicing assets	98	—	—	98	98
FINANCIAL LIABILITIES:
Lines of credit	$4,500	$—	$—	$4,501	$4,501
Other secured borrowings	7	—	—	7	7
Debt certificates payable	96,979	—	—	97,399	97,399
Other financial liabilities	531	—	—	531	531

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at June 30, 2024 and December 31, 2023.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2024:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$3,618	$3,618
Investment in joint venture	—	—	864	864
Other investments	—	—	1,079	1,079
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$5,862	$5,862

Assets at December 31, 2023:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$2,896	$2,896
Investments in joint venture	—	—	871	871
Other investments	—	—	1,052	1,052
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$5,120	$5,120

Impaired Loans

The fair value of collateral-dependent impaired loans with specific allocations of the allowance for expected credit losses is generally based on recent real estate appraisals. Such fair values are obtained using independent appraisals, which the Company may discount due to age or other factors, which the Company considers to be Level 3 inputs. The range of these discounts is shown in the table below.

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at June 30, 2024 and December 31, 2023. As such, the Company has determined that the carrying value of its other investments equals its fair value at June 30, 2024 and December 31, 2023.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

June 30, 2024
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired Loans	$3,618	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Investment in joint venture	864	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,079	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2023
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,896	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Investments in joint venture	871	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,052	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

One of the Company’s wholly-owned subsidiaries, Ministry Partners Realty, incurred a tax loss for the years ended December 31, 2023, and 2022, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2022, and 2021, MP Realty had federal and state net operating loss carryforwards of approximately $432 thousand and $422 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate as of June 30, 2024 and December 31, 2023.

Note 17: Segment Information

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue from external sources
Finance Company	$1,881	$1,546	$3,655	$2,962
Broker-Dealer	338	218	637	465
Charitable Organization	21	1,306	42	1,706
Adjustments / Eliminations	(88)	—	(160)	—
Total	$2,152	$3,070	$4,175	$5,133

Revenue from internal sources
Finance Company	$—	$—	$—	$—
Broker-Dealer	166	329	324	790
Charitable Organization	—	—	—	—
Adjustments / Eliminations	(166)	(329)	(324)	(790)
Total	$—	$—	$—	$—

Interest expense
Finance Company	$1,642	$1,467	$3,251	$2,719
Broker-Dealer	—	—	—	—
Charitable Organization	—	—	—	—
Adjustments / Eliminations	(315)	(386)	(659)	(720)
Total	$1,327	$1,081	$2,592	$1,999

Total non-interest expense and provision for tax
Finance Company	$662	$745	$1,413	$1,706
Broker-Dealer	410	333	818	747
Charitable Organization	—	5	31	5
Adjustments / Eliminations	—	—	(30)	—
Total	$1,072	$1,083	$2,232	$2,458

Net profit (loss)
Finance Company	$(222)	$(676)	$(755)	$(1,312)
Broker-Dealer	93	214	143	509
Charitable Organization	21	1,301	10	1,701
Adjustments / Eliminations	61	56	205	(71)
Total	$(47)	$895	$(396)	$827

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Total assets
Finance Company	$107,666	$109,724
Broker-Dealer	5,115	4,977
Charitable Organization	2,118	2,108
Other Segments	57	56
Adjustments / Eliminations	(33)	(218)
Total	$114,923	$116,647

Note 18: Not-for-profit Subsidiary Activities

The following represent required disclosures related to the activities of Ministry Partners for Christ, the Company’s wholly owned, not-for-profit organization.

At June 30, 2024 and December 31, 2023, the Company had $362 thousand and $304 thousand, respectively in cash held in a checking account available to meet general expenditure needs for the next twelve months. This does not include $1.7 million in cash that carries permanent donor restrictions. There were no board-designated funds as of June 30, 2024 and December 31, 2023. Management believes the cash available for use by MPC is sufficient to cover its expenses.

At June 30, 2024, MPC had $2.1 million in net assets, $1.7 million of which is permanently restricted by donors. MPC earned interest income of $21 thousand and $41 thousand during the three and six months ended June 30, 2024, respectively. MPC earned interest income of $5 thousand and $6 thousand during the three and six months ended June 30, 2023, respectively. At June 30, 2024 and December 31, 2023, respectively, MPC had $369 thousand and $368 thousand in unrestricted net assets.

A breakdown of expenses for MPC for the three- and six-month periods ended June 30, 2024 and 2023, is as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Expenses
Charitable grants	$—	$—	$30	$—
General and administrative expenses	—	5	1	5
Total	$—	$5	$31	$5

The change in net assets for MPC for the three- and six-month periods ended June 30, 2024 and 2023 is as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Change in net assets	$21	$1,301	$10	$1,701

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three- and six-month periods ended June 30, 2024 and 2023. It should be read in conjunction with our December 31, 2023, Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

OVERVIEW

Since interest rates influence the Company’s net interest margin, we monitor the national and global economies to evaluate their impact on our operations. We adjust the rates we charge on new loans we originate as well as the rate we pay on the debt securities we are offering in response to market interest rate changes. We therefore keep a close eye on the FRB’s monetary policy to manage inflation. Inflation became a concern for the FRB beginning in 2021 as inflation outpaced the FRB’s target rate of 2%. In response, the FRB began increasing the fed funds rate in January 2022. Since that time, the fed funds rate has increased by 525 basis points, rising from 0.25% on January 1, 2022, to 5.50% as of their last rate hike in July of 2023. Looking ahead, the FRB's median projection for the fed funds rate at the end of 2024 is 5.1%, increasing from 4.6% as of their March projection. This may indicate that expectations of a decrease in the Fed Funds rate by year end have lessened over the last three months. Management continues to carefully monitor the FRB’s inflation fighting strategy, as we seek to improve the net interest margin on our interest earning investments. An inverted yield curve with higher short term rates than long term rates can also adversely affect our net interest margin and profitability.

The Company carefully monitors liquidity trends affecting U.S. financial institutions. Management has seen liquidity tighten at financial institutions in the last several years as funds injected into the financial system during the height of the COVID pandemic get used up. For all FDIC insured institutions the liquidity ratio has decreased 11.34% from 37.55% as of September 30, 2021, to 26.21% as of March 31, 2024. 37.55% was the highest the liquidity ratio has been since 1984 while the average over that time was 24%. These statistics underscore the significant shift in liquidity dynamics within the banking sector, prompting the Company to remain vigilant in its monitoring efforts.

Trends and Strategic Objectives

For the three- and six-month periods ended June 30, 2024, and for the year ended December 31, 2023, Company management has identified the following key trends and strategic objectives:

Current Strategy.

In 2020, the holder of the term-debt presented the Company’s Management with the opportunity to pay off the term-debt at a discount. Management evaluated the proposal and created a two-phase strategy to take advantage of the significant gains we would receive on the discounted pay off. Phase One was to raise funds to pay off the debt by selling loan participations, allowing lower credit quality loans to pay off, and through the sale of our debt securities. We were able to do this between the years 2020 and 2022 and in that time, we generated $7.2 million in revenue from gains on debt extinguishment. However, we knew the result of Phase One would be a smaller balance sheet due to the reduced loan balances and cash. Consequently, future earnings would decrease once we paid the debt off. Therefore, Phase Two would be to regrow the balance sheet and increase the profitability of the core operations through increasing non-interest income as well as reducing operating expense. During the transition from Phase One to Phase Two of the strategy Management planned for lower revenue and potential losses. We evaluated the benefits of the term-debt extinguishment and determined that the benefits outweighed having lower income between the end of phase one and the completion of phase two. The benefits of this strategy are:

1.	$7.2 million in additional revenue. If we were earning a 2% spread on the approximate $70 million we invested in loans that were funded by the term-debt, it would take over five years to earn $7.2 million. We were able to earn the $7.2 million risk free (no credit risk on the investment) in under three years.
2.	Significantly improved capital ratios. The revenue from the debt extinguishment created higher capital ratios for the company. Our capital ratio doubled, increasing from 7.0% in 2019 to 14.7% in 2022. Capital provides protection for investors against losses as losses use up capital first.
3.	Improved loan credit quality. One way we funded the term-debt payoff was by allowing lower credit quality loans to pay off. These loans were able to secure financing from other sources which in turn strengthened our remaining loan portfolio.
4.	Deleveraged balance sheet. The term loan was secured by a portion of our loan portfolio. Now that it has been paid off, our investors are no longer subordinated to the claims of the term-debt holder.

We are currently in this transition phase and are working on improving the core profitability of the business. We are accomplishing this by making profitable loans, increasing our non-interest income, and reducing our operating expenses. We generate non-interest income through MP Securities who performs broker dealer and investment advisory service for our clients. We also generate non-interest income through originating loans and selling participation interests in those loans. This generates additional servicing fee income for the Company as well as gains on loan sales. This activity can also increase interest income on our loans as we recognize origination income on loans that we sell to participants. If the loan is not sold the origination income is amortized over the life of the loan using the interest method.

During the remainder of 2024, the Company intends to continue to focus on the following objectives:

(i)	Investing in and growing our commercial loan investments through loan originations and cooperative efforts with our strategic partners to increase the commercial loans we make to non-profit organizations and faith-based borrowers;
(ii)	Sell participation interests in the loans the Company originates to increase non-interest revenue:
(ii)	Continuing our efforts to reduce non-interest expenses by reducing overhead expense;
(iii)	Increasing the sale of our debt certificates to finance the growth in the Company’s balance sheet;
(iv)

Effectively manage pressure on the Company’s net interest margin due to an inverted yield curve in financial markets that results in higher short-term costs on our debt certificates while the Company makes longer term investments with the commercial loans it originates; and

(v)	Continuously expanding the revenues earned by the investment advisory, broker-dealer, and insurance operations at Ministry Partners Securities, LLC.

Current Trends.

For the six-month period ending June 31, 2024, the Company has identified the following key trends:

●	Improve Interest Income on Loan Investments. As detailed above, after paying off the debt facility, the next phase of our strategy was to regrow our loan portfolio, which we began in 2023. As shown in the chart below, we have successfully begun the implementation of this plan as we have had six straight quarters of quarter over quarter growth. The loan interest income earned for the quarter ended June 30, 2024, was $428 thousand higher than the quarter ended March 31, 2023, when we first implemented the growth phase of our strategy.
●	Building the Company’s Capital. A key initiative of our debt reduction strategy was improving the Company’s capital ratio. After the debt reduction, the Company’s capitalization and total members equity reached its highest point, up to that time, on December 31, 2022. When the Company commenced its debt reduction strategy in August 2020, its total net equity was $11.1 million. As of June 30, 2024, the Company’s total equity is $12.4 million. During this time (2020 – through the report date) the Company was not only able to grow its capital base but also able to distribute over $2 million to our equity owners through dividend payments. Company management’s purposeful strategy to eliminate the Company’s long-term debt has strengthened our capitalization, our net equity, has provided our investors with a stronger financial company that supports our debt certificates program, and benefited our owners (who have capitalized the Company) through significant dividend payments.
●	Improving Core Business Profitability. As noted above, we have begun to rebuild our loan portfolio and we have grown our quarter over quarter loan interest income for the last six quarters. This growth is mostly due to the increase in loans receivable and to a lesser extent an increase in the interest rates of existing adjustable rate loans.

In addition, we have also focused on improving our income through originating and selling loan participations and well as continuing to produce income from the operations of our broker / dealer and investment advisor subsidiary, MP Securities. Originating and selling loan participations allows the Company to generate loan origination income and gain on loan sales while deploying less cash than if we held the loan on our books. We are also improving our core business profitability by focusing on expense reductions that will allow us to operate as a leaner and more efficient organization, while at the same time maintaining or improving our service level to our customers.

We are observing positive outcomes from our efforts to enhance core profitability. Notably, we have achieved six consecutive quarters of loan interest growth.

For the six months ended June 30, 2024, we reported a net loss of $396 thousand. In comparison, during the same period in 2023, we recorded a net income of $827 thousand. Despite the net loss in 2024, our core profitability improved by $477 thousand over the same period. This improvement is because our first six months of 2023 included $1.7 million in non-recurring charitable gifts, which are not part of our ongoing core income (refer to the chart below). We do not anticipate receiving charitable gift income in 2024.

Additionally, for the quarter ended June 30, 2024, we reported a loss of $47 thousand. When considering our core operations, this represents an improvement of $358 thousand compared to the quarter ended June 30, 2023.

Financial Condition

Comparison of Financial Condition on June 30, 2024 and December 31, 2023

			Comparison
	2024	2023	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$11,205	$10,854	$351	3%
Restricted cash	1,760	1,757	3	0%
Certificates of deposit	1,270	1,279	(9)	(1%)
Loans receivable, net of allowance for expected credit losses of $1,029 and $1,501 as of June 30, 2024 and December 31, 2023, respectively	96,895	98,573	(1,678)	(2%)
Accrued interest receivable	488	432	56	13%
Investment in joint venture	864	871	(7)	(1%)
Other investments	1,079	1,052	27	3%
Property and equipment, net	89	56	33	59%
Foreclosed assets, net	301	301	—	—%
Servicing assets	121	98	23	23%
Other assets	851	1,374	(523)	(38%)
Total assets	$114,923	$116,647	$(1,724)	(1%)
Liabilities and members’ equity
Liabilities:
Lines of credit	$8,212	$4,500	$3,712	100%
Other secured borrowings	7	7	—	100%
Debt certificates payable, net of debt issuance costs of $115 and $52 as of June 30, 2024 and December 31, 2023, respectively	92,078	96,979	(4,901)	(5%)
Accrued interest payable	364	383	(19)	(5%)
Other liabilities	1,871	1,683	188	11%
Total liabilities	102,532	103,552	(1,020)	(1%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	—	1,700	—%
Accumulated equity	(2,533)	(129)	(2,404)	1864%
Total members' equity	12,391	13,095	(704)	(5%)
Total liabilities and members' equity	$114,923	$116,647	$(1,724)	(1%)

Cash and Loans

As discussed previously our strategy is to grow our balance sheet and our loan portfolio to increase our net interest income. We plan to rely on the sale of our debt certificates to fund the growth of our on-book loan portfolio, and from time to time may supplement that growth by utilizing our lines of credit. For the six months ended June 30, 2024, assets decreased (1%) due to total liabilities decreasing by $1 million. This was due to a reduction in our debt certificates payable of $4.9 million offset by an increase in our lines of credit outstanding of $3.7 million. Our loans receivable portfolio decreased by $1.7 million. During the first six months of 2024, we had loan fundings of $5.8 million and sold $4.3 million in participation interests while we received another $3.5 million in loan principal payments. As described earlier, selling participation interests in our loans allows us to manage our cash flow and recognize origination fees on the participation interests at the time of sale.

Allowance for Expected Credit Losses

The allowance decreased by $482 thousand. The individually reviewed portion of the allowance decreased by $245 thousand, which was due to the payoff of a loan with a specific allowance. $220 thousand was charged off on this loan. The collectively reviewed allowance decreased by $224 thousand. The decrease in the collectively reviewed allowance was due to a decrease in the charges related to a qualitive risk factor. The qualitative risk factor decreased as the Company reduced its concentration in higher loan to value loans.

Debt Certificates Payable

Our debt certificates payable consists of debt securities sold under publicly registered security offerings as well as promissory notes sold in private placement offerings.

For the six months ended June 30, 2024, net debt certificates payable decreased by $4.9 million. The decrease is attributable to the maturity of a few larger investments that did not reinvest in a new certificate as the investors needed their cash for other projects. Management continues to invest in marketing and relationship-building efforts to further grow our unsecured debt to fund ministry loans. Over the last several years, we have expanded our debt certificates program by building relationships with other faith-based organizations whereby we can offer our various debt certificates products to these organizations and the ministries they serve. Concurrently, MP Securities has continued to increase its retail customer base through client referrals and its networking agreements with key strategic partners.

Members’ Equity

Our total members’ equity decreased by 5% to $12.4 million for the six months ended June 30, 2024, which resulted in a capital to asset ratio of 10.8%. The decrease in members’ equity was attributable to a net loss of $396 thousand and dividends to members of $153 thousand.

Liquidity and Capital Resources

Liquidity Management

Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have sufficient liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be correct. Management believes that we hold adequate sources of liquidity to meet our liquidity needs and have the means to generate more liquidity if necessary. As of June 30, 2024, our liquidity ratio was 14%.

We use multiple tools to manage our liquidity. We have $15 million in lines of credit of which $6.8 million is available for cash management as of June 30, 2024. We also sell participation interest in our loan portfolio. During the first six months of 2024 we sold $4.3 million in loan participation interests. We also fund our liquidity by selling our corporate debt. During the first six months of 2024, we sold $15.9 million in our fixed series and another $972 thousand in our variable series corporate debt. Additional information about our debt securities and credit facilities is presented below.

Public and Privately offered Debt Securities

The table below presents a schedule of our fixed series debt certificates maturing during the next year as compared with the fixed series debt certificates maturing after one year. Also included separately are the variable debt certificates which are redeemable upon demand (dollars in thousands):

Variable Series Debt Certificates (redeemable debt certificates)	$7,414
Fixed Series Debt Certificates maturing in the next 12 months	44,002
Fixed Series Debt Certificates maturing after 12 months	40,777
Total	$92,193
Debt issuance costs	115
Debt Certificates, net of debt issuance costs	$92,078

Historically, we have been successful in generating reinvestments by our debt certificate holders when the notes they hold mature. Our note renewal rate remains stable, and our advisory team continues to expand their clientele.

The table below shows the renewal rates of our maturing notes over the last three years ended December 31:

2023	82%
2022	63%
2021	55%

The renewal rates for the periods ended June 30, 2024, as compared to June 30, 2023, are as follows:

●	Three-month period ended June 30, 2024: 77%
●	Three-month period ended June 30, 2023: 66%
●	Six-month period ended June 30, 2024: 62%
●	Six-month period ended June 30, 2023: 67%

The renewal rate for the six-month period ended June 30, 2024, was lower due to two larger debt certificates that were not reinvested in a new debt certificate when they matured. Management expected these withdrawals and, as a general practice, are in contact with certificate holders well before the maturity date to anticipate cash flow needs.

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s outstanding debt payable as of June 30, 2024 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	9.00%	Variable	$—	$5,000	6/6/2024	$7,103	$1,250
KCT Operating LOC	9.00%	Variable	4,462	538	6/6/2024	4,779	—
ACCU LOC	9.25%	Variable	3,750	1,250	9/23/2024	7,076	—
ACCU Secured	Various	Fixed	6	—	Various	—	6
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

Debt Covenants

Under our credit facility agreements and our debt certificates documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of June 30, 2024, we are in compliance with our covenants on our debt certificates payable, KCT Warehouse LOC, KCT Operating LOC, and ACCU LOC.

●	For additional information regarding our debt certificates payable, refer to “Note 11. Debt Certificates Payable” to Part I “Financial Information” of this Report.
●	For additional information on our credit facilities, refer to “Note 10. Credit Facilities” to Part I “Financial Information” of this Report.

Results of Operations: June 30, 2024

The analysis below compares the Company’s results of operations for the three- and six-month periods ended June 30, 2024 and 2023.

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

The following tables provide information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended June 30,
	(Dollars in Thousands)
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,531	$159	4.71%	$16,644	$173	4.18%
Interest-earning loans [1]	97,883	1,725	7.07%	86,769	1,373	6.36%
Total interest-earning assets	111,414	1,884	6.78%	103,413	1,546	6.01%
Non-interest-earning assets	4,333	—	—%	3,931	—	—%
Total Assets	$115,747	$1,884	6.53%	$107,344	$1,546	5.79%

Liabilities:
Debt certificates payable gross of debt issuance costs	91,921	1,100	4.80%	91,041	1,025	4.53%
Other debt	9,228	209	9.08%	73	1	5.51%
Total interest-bearing liabilities	101,149	1,309	5.19%	91,114	1,026	4.53%
Debt issuance cost		18			55
Total interest-bearing liabilities net of debt issuance cost	$101,149	$1,327	5.26%	$91,114	$1,081	4.77%

Net interest income		$557			$465
Net interest margin			2.01%			1.81%
[1]	Loans are net of deferred fees and before the allowance for expected credit losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$(34)	$20	$(14)
Interest-earning loans	192	160	352
Total interest-earning assets	158	180	338
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	14	61	75
Other debt	207	1	208
Debt issuance cost	—	(37)	(37)
Total interest-bearing liabilities	221	25	246
Change in net interest income	$(63)	$155	$92

	Average Balances and Rates/Yields
	For the Six Months Ended June 30,
	(Dollars in Thousands)
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,725	$310	4.53%	$14,010	$261	3.77%
Interest-earning loans [1]	97,474	3,385	6.96%	85,586	2,670	6.31%
Total interest-earning assets	111,199	3,695	6.66%	99,596	2,931	5.95%
Non-interest-earning assets	4,370	—	—%	3,929	—	—%
Total Assets	$115,569	$3,695	6.41%	$103,525	$2,931	5.72%

Liabilities:
Debt certificates payable gross of debt issuance costs	94,495	2,265	4.81%	85,664	1,865	4.40%
Other debt	6,452	292	9.08%	1,532	59	7.79%
Total interest-bearing liabilities	100,947	2,557	5.08%	87,196	1,924	4.46%
Debt issuance cost		35			75
Total interest-bearing liabilities net of debt issuance cost	$100,947	2,592	5.15%	$87,196	1,999	4.64%

Net interest income		$1,103			$932
Net interest margin			1.99%			1.89%

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(3)	$52	$49
Interest-earning loans	364	351	715
Total interest-earning assets	361	403	764
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	217	183	400
Other debt	222	11	233
Debt issuance cost	—	(40)	(40)
Total interest-bearing liabilities	439	154	593
Change in net interest income	$(78)	$249	$171

Total interest income for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, increased due to a volume and rate variance on interest-earning loans as shown in the table above. The volume variance is due to the growth of the loan portfolio as management executes its growth strategy. The weighted average rate of our loan portfolio increased in 2024 to 6.72% as of

June 30, 2024, from 6.48% as of June 30, 2023, due to higher rates offering rates on our new loans. Offering rates are higher due to the Fed Funds Rate increases described earlier.

For the three months ended June 30, 2024, total interest expense increased mostly due to a volume variance on other debt. This was due to the Company carrying a higher average balance on other debt during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The cause of the variances for the six months ended June 30, 2024, compared to June 30, 2023, are also the same as the variances for the three months. However, in addition, debt certificates payable had both volume and rate variances. The volume variance was due to a higher starting balance in 2024 over the starting balance in 2023, which created a higher average balance for the first six months of 2024 compared to the first six months of 2023. In addition, the average cost of our debt certificates payable increased 41 basis points in 2024. This is due to the higher overall market rates during this time.

Net interest income increased by $92 thousand for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to the factors described above. For the three months ended June 30, 2024, compared to the three months ended June 30, 2023, net interest margin increased by 20 basis points. For the six months ended June 30, 2024, net interest margin increased by 10 basis point and net interest income increased by $171 thousand due to the factors described above.

Provision (credit) for expected credit losses and non-interest income and expense

	Three months ended				Six months ended
	June 30,		Comparison		June 30,		Comparison
	(in thousands)				(in thousands)
	2024	2023	$ Diff	% Diff	2024	2023	$ Diff	% Diff
Net interest income	$557	$465	$92	20%	$1,103	$932	$171	18%
Provision (credit) for expected credit losses	(200)	11	(211)	(1918%)	(253)	(151)	(102)	68%
Net interest income after provision (credit) for expected credit losses	757	454	303	67%	1,356	1,083	273	25%
Total non-interest income	268	1,524	(1,256)	(82%)	480	2,202	(1,722)	(78%)
Total non-interest expenses	1,067	1,078	(11)	(1%)	2,222	2,448	(226)	(9%)
Loss before provision for income taxes	(42)	900	(942)	(105%)	(386)	837	(1,223)	(146%)
Provision for income taxes and state LLC fees	5	5	—	—%	10	10	—	—%
Net loss	$(47)	$895	$(942)	(105%)	$(396)	$827	$(1,223)	(148%)

Net interest income after provision for expected credit losses increased by $303 thousand for the quarter ended June 30, 2024, over the quarter ended June 30, 2023. This increase was due to a credit for expected credit losses in the quarter ended June 30, 2024, as described earlier.

The decrease in total non-interest income for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023, as shown in the table above, was primarily due to $1.3 million in revenue from charitable contributions for the quarter ended June 30, 2023. In the second quarter of 2023 we received a $1.3 million charitable gift made to our non-profit foundation, MPC. We also received a gift of $400 thousand in the first quarter of 2023 from the same donor. These gifts are a non-recurring contribution to MPC, and we do not expect to receive charitable contributions in 2024.

The decrease in total non-interest expense for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as shown in the table above, was mostly due to lower salaries and benefits expense of $294 thousand. Salaries and benefits were lower in 2024 due to fewer staff as the Company did not replace job vacancies and outsourced its loan servicing beginning in the second quarter of 2023. We also reduced office occupancy expenses by 29% or $27 thousand as we downsized our corporate headquarters in the beginning of 2024. We do expect to see further reductions in operating expenses in 2024 as the Company evaluates all aspects of its overhead expenses to become a more efficient, effective, and scalable organization.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of June 30, 2024. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three- and six-month periods ended June 30, 2024 and 2023.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our operations, we may from time to time have an interest in, or be involved in, litigation arising out of our business activities. We consider litigation related to our operations to be routine to the conduct of our business. As of June 30, 2024, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3: Defaults upon Senior Securities:

None

Item 4: Mine Safety Disclosure:

None

Item 5: Other Information:

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a 14(a) or Rule 15(d) 14(a) (**)

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a 14(a) or Rule 15(d) 14(a) (**)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. §1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)

101*

The following information from Ministry Partners Investment Company, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language):

(i)Consolidated Statements of Income for the three- and six-month periods ended June 30, 2024 and 2023;

(ii)Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023;

(iii)Consolidated Statements of Cash Flows for the three- and six-month periods ended June 30, 2024 and 2023; and

(iv)Notes to Consolidated Financial Statements.

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

Dated: August 13, 2024

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By:	/s/ Darren M. Thompson
Darren M. Thompson,
Chief Executive Officer