Form 10-Q
period 2024-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2024-11-08
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At September 30, 2024, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2024 and December 31, 2023

(dollars in thousands except unit data)

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$8,083	$10,854
Restricted cash	1,758	1,757
Certificates of deposit	1,287	1,279
Loans receivable, net of allowance for expected credit losses of $1,075 and $1,501 as of September 30, 2024 and December 31, 2023, respectively	94,380	98,573
Other assets	3,924	4,184
Total assets	$109,432	$116,647
Liabilities and members’ equity
Liabilities:
Lines of credit	$—	$4,500
Other secured borrowings	6	7
Debt certificates payable, net of debt issuance costs of $97 and $52 as of September 30, 2024 and December 31, 2023, respectively	94,994	96,979
Other liabilities	2,147	2,066
Total liabilities	97,147	103,552
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2024 and December 31, 2023 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2024 and December 31, 2023; See Note 13	1,509	1,509
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	1,700
Accumulated deficit	(2,639)	(1,829)
Total members' equity	12,285	13,095
Total liabilities and members' equity	$109,432	$116,647

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Interest on loans	$1,686	$1,485	$5,071	$4,155
Interest on interest-bearing accounts	152	198	462	459
Total interest income	1,838	1,683	5,533	4,614
Interest expense:
Debt certificates	1,167	1,121	3,467	3,061
Other debt	101	99	393	158
Total interest expense	1,268	1,220	3,860	3,219
Net interest income	570	463	1,673	1,395
Provision (credit) for expected credit losses	46	50	(207)	(101)
Net interest income after provision (credit) for expected credit losses	524	413	1,880	1,496
Non-interest income:
Broker-dealer commissions and fees	251	155	594	508
Other income	279	40	416	189
Charitable contributions, with donor restrictions	—	—	—	1,700
Total non-interest income	530	195	1,010	2,397
Non-interest expenses:
Salaries and benefits	522	520	1,557	1,849
Marketing and promotion	16	12	51	58
Office occupancy	28	49	95	143
Office operations and other expenses	389	384	1,203	1,166
Foreclosed assets	—	—	10	9
Legal and accounting	82	59	343	247
Total non-interest expenses	1,037	1,024	3,259	3,472
Income (loss) before provision for income taxes	17	(416)	(369)	421
Provision for income taxes and state LLC fees	5	5	15	15
Net income (loss)	$12	$(421)	$(384)	$406

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

	Nine months ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(384)	$406
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	28	32
Amortization of deferred loan fees, net	(87)	(53)
Amortization of debt issuance costs	53	102
Credit for expected credit losses	(207)	(101)
Accretion of loan discount	(14)	(11)
Gain on sale of loans	(48)	(14)
Loss on retirement of fixed assets	2	—
Gain on other investments	(29)	(32)
Adoption of new accounting standard	—	(112)
Changes in:
Accrued interest receivable	(60)	41
Other assets	440	100
Accrued interest payable	(50)	73
Other liabilities	160	(745)
Net cash used by operating activities	(196)	(314)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(66)	(6,055)
Loan originations	(7,747)	(9,559)
Loan sales	6,629	502
Loan principal collections	5,670	6,988
Purchase of certificates of deposit	(8)	(13)
Purchase of property and equipment	(58)	—
Net cash provided (used) by investing activities	4,420	(8,137)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings, net of repayments on lines of credit	(4,500)	2,000
Net change in debt certificates payable	(1,940)	15,955
Debt issuance costs	(98)	(71)
Dividends paid on preferred units	(456)	(526)
Net cash provided (used) by financing activities	(6,994)	17,358
Net increase (decrease) in cash and restricted cash	(2,770)	8,907
Cash, cash equivalents, and restricted cash at beginning of period	12,611	9,564
Cash, cash equivalents, and restricted cash at end of period	$9,841	$18,471
Supplemental disclosures of cash flow information
Interest paid	$3,909	$3,146
Income taxes paid	32	8
Supplemental disclosures of non-cash transactions
Servicing assets recorded	62	18
Leased assets obtained in exchange of new operating lease liabilities	387	—
Lease liabilities recorded	387	—
Dividends declared to preferred unit holders	119	169

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, general financial industry practices, and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements and have not been audited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2024 and 2023 are not necessarily indicative of the results for the full year. Reference should be made to the consolidated financial statements and notes thereto contained in our 2023 annual report filed on Form 10-K provides a more detailed description of our accounting policies and notes to financial statements. There have been no material changes since the date of that report.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2024, and for the three and nine months ended September 30, 2024 and 2023, have been made.

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company and its Subsidiaries

Throughout these notes to consolidated financial statements, we refer to Ministry Partners Investment Company, LLC and its subsidiaries as the “Company.” The Company’s wholly-owned subsidiaries are: Ministry Partners Funding, LLC (“MPF”), MP Realty Services, Inc. (“MP Realty”), Ministry Partners Securities, LLC (“MP Securities”), and Ministry Partners for Christ, Inc. (“MPC”).

Risks and Uncertainties

Russia’s invasion of Ukraine, Federal Reserve Board (‘FRB”) policy that is attempting to reduce inflation to its long-term target of 2%, the disruption of global supply chains, and higher interest rates relative to recent history are straining the U.S. economy and the U.S. consumer. While it is not possible to know the full extent of the long-term impact of these current events, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. On September 30, 2024 and December 31, 2023, the Company had cash of $6 thousand pledged as collateral for its secured borrowings. See “Note 3: Related Party Transactions” for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	September 30,		December 31,
	2024	2023	2023
Cash and cash equivalents	$8,083	$16,714	$10,854
Restricted cash	1,758	1,757	1,757
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$9,841	$18,471	$12,611

Restricted cash includes $1.7 million donated to MPC as permanently restricted funds under a designated fund agreement. The agreement allows for limited annual distributions of the funds. Other amounts included in restricted cash represent those required to be set aside in the Central Registration Depository account with Financial Industry Regulation Authority (“FINRA”), funds the Company has deposited with RBC Capital Markets, LLC as clearing deposits, and cash maintained in an account with America’s Christian Credit Union (“ACCU”) as collateral for the Company’s secured borrowings. The Company may only use the Central Registration Depository funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

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

	September 30,	December 31,
	2024	2023
Balance Sheet Items
Cash and cash equivalents held at related parties	$5,250	$3,621
Lines of credit payable to related parties	—	4,500

Off Balance Sheet Items
Loans serviced for the related parties	$6,011	$5,709

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Income Statement Items
Interest income on loans purchased from related parties	$21	$1	$62	$3
Interest income on interest-bearing accounts held at related parties	32	75	108	102
Interest expense on other debt due to related parties	21	98	200	158
Networking fees paid to related parties for referring business to the Company	41	21	89	71
Income from broker services provided to related parties	9	7	25	21

Related Party Transactions with Non-Owner Organizations

The Company has entered into several transactions with Kane County Teacher’s Credit Union (“KCT”), whose Chief Executive Officer and President serves as our Chairman of the Board and therefore can significantly influence the management or both parties. On April 3, 2024, KCT and Consumers Credit Union announced their intent to merge. If this transaction is completed, it is not known if KCT’s current Chief Executive Officer will remain at the merged credit union in a capacity that exerts influence on management, nor can management predict if or how this may affect future business agreements with KCT.

The following table describes the nature and dollar amounts of the related party transactions with KCT.

	September 30,	December 31,
Balance Sheet Items	2024	2023
Cash and cash equivalents held at related parties	$—	$30
Certificates of deposit held at related parties	1,287	1,279
Lines of credit payable to related parties	—	—

Off Balance Sheet Items
Loans serviced for the related parties	$3,329	$3,455

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Income Statement Items
Interest on interest-bearing accounts held at related parties	$17	$13	$44	$33
Interest expense on other debt due related parties	80	—	193	—
Networking fees paid to related parties for referring business to the Company	83	14	211	34

Related Party Transactions with Management

From time to time, the Company’s Board and members of its executive management team have purchased debt certificates from the Company or have purchased investment products through MP Securities. The following table (dollars in thousands) describes the nature and dollar amounts of these related party transactions with its management.

	September 30,	December 31,
	2024	2023
Outstanding public offering debt certificates payable to officers and managers	$2,320	$2,871

Note 4: Loans Receivable and Allowance for Expected Credit Losses

The Company’s loan portfolio comprises two segments, non-profit commercial loans to Christian churches and ministries, and for-profit commercial loans.

The loan portfolio had a weighted average interest rate of 6.86% and 6.53% as of September 30, 2024 and December 31, 2023, respectively.

The table below is a summary of the Company’s loans receivable (dollars in thousands):

	September 30,	December 31,
	2024	2023
Non-profit commercial loans:
Real estate secured	$85,539	$87,524
Unsecured	55	74
Total non-profit commercial loans:	85,594	87,598
For-profit commercial loans:
Real estate secured	10,163	12,783
Total loans	95,757	100,381
Deferred loan fees, net	(101)	(139)
Loan discount	(201)	(168)
Allowance for expected credit losses	(1,075)	(1,501)
Loans, net	$94,380	$98,573

Allowance for expected credit losses

Management believes it has properly calculated the allowance for expected credit losses using the Current Expected Credit Loss (“CECL”) methodology as of September 30, 2024 and December 31, 2023. The following table shows the changes in the allowance for expected credit losses for the nine months ended September 30, 2024 and the year ended December 31, 2023 (dollars in thousands):

	Nine months ended
	September 30, 2024
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,471	$30	$1,501
Credit for expected credit loss	(201)	(6)	(207)
Charge-offs	(219)	—	(219)
Recoveries	—	—	—
Balance, end of period	$1,051	$24	$1,075

	Year ended
	December 31, 2023
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,530	$21	$1,551
Adjustment related to implementation of CECL model	129	(16)	113
Provision (credit) for expected credit loss	(167)	25	(142)
Charge-offs	(21)	—	(21)
Recoveries	—	—	—
Balance, end of period	$1,471	$30	$1,501

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

	Loans and Allowance for Expected Credit Losses (by segment)
	As of
	September 30, 2024	December 31, 2023
Non-profit Commercial Loans:
Individually evaluated for impairment	$14,882	$16,792
Collectively evaluated for impairment	70,712	70,806
Total Non-profit Commercial Loans	85,594	87,598
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	10,163	12,783
Total For-profit Commercial Loans	10,163	12,783
Balance	$95,757	$100,381

Allowance for expected credit losses:
Non-profit Commercial Loans:
Individually evaluated for impairment	$424	$669
Collectively evaluated for impairment	627	802
Total Non-profit Commercial Loan Allowance	1,051	1,471
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	24	30
Total For-profit Commercial Loan Allowance	24	30
Balance	$1,075	$1,501

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2024
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$44,458	$23,442	$5,408	$8,044	$—	$—	$81,352
Wholly Owned Other Amortizing	1,369	—	—	1,430	—	—	2,799
Wholly Owned Unsecured Amortizing	21	27	—	—	—	—	48
Wholly Owned Unsecured LOC	28	—	—	—	—	—	28
Wholly Owned Construction	111	—	—	—	—	—	111
Participation First	1,256	—	—	—	—	—	1,256
Total Non-profit Commercial Loans	47,243	23,469	5,408	9,474	—	—	85,594
For-profit Commercial Loans							—
Wholly Owned First Amortizing	6,214	818	—	—	—	—	7,032
Participation First	1,502	131	—	—	—	—	1,633
Participation Construction	1,498	—	—	—	—	—	1,498
Total For-profit Commercial Loans	9,214	949	—	—	—	—	10,163
Total Loans	$56,457	$24,418	$5,408	$9,474	$—	$—	$95,757

Credit Quality Indicators (by class)
As of December 31, 2023
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$35,106	$32,891	$5,408	$9,882	$—	$—	$83,287
Wholly Owned Other Amortizing	1,405	—	—	1,502	—	—	2,907
Wholly Owned Unsecured Amortizing	25	28	—	—	—	—	53
Wholly Owned Unsecured LOC	46	—	—	—	—	—	46
Wholly Owned Construction	7	—	—	—	—	—	7
Participation First	1,298	—	—	—	—	—	1,298
Total Non-profit Commercial Loans	37,887	32,919	5,408	11,384	—	—	87,598
For-profit Commercial Loans
Wholly Owned First Amortizing	9,574	—	—	—	—	—	9,574
Participation First	1,776	—	—	—	—	—	1,776
Participation Construction	1,433	—	—	—	—	—	1,433
Total For-profit Commercial Loans	12,783	—	—	—	—	—	12,783
Total Loans	$50,670	$32,919	$5,408	$11,384	$—	$—	$100,381

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$7,641	$1,525	$1,197	$10,363	$70,989	$81,352	$—
Wholly Owned Other Amortizing	—	—	—	—	2,799	2,799	—
Wholly Owned Unsecured Amortizing	—	—	—	—	48	48	—
Wholly Owned Unsecured LOC	—	—	—	—	28	28	—
Participation First	—	—	—	—	1,256	1,256	—
Total Non-profit Commercial Loans	7,641	1,525	1,197	10,363	75,231	85,594	—
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	7,032	7,032	—
Participation First	—	—	—	—	1,633	1,633	—
Participation Construction	—	—	—	—	1,498	1,498	—
Total For-profit Commercial Loans	—	—	—	—	10,163	10,163	—
Total Loans	$7,641	$1,525	$1,197	$10,363	$85,394	$95,757	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$7,020	$143	$875	$8,038	$75,249	$83,287	$—
Wholly Owned Other Amortizing	—	—	—	—	2,907	2,907	—
Wholly Owned Unsecured Amortizing	—	—	—	—	53	53	—
Wholly Owned Unsecured LOC	—	—	—	—	46	46	—
Wholly Owned Construction	—	—	—	—	7	7	—
Participation First	—	—	—	—	1,298	1,298	—
Total Non-profit Commercial Loans	7,020	143	875	8,038	79,560	87,598	—
For-profit Commercial Loans
Participation First	—	—	—	—	1,776	1,776	—
Participation Construction	—	—	—	—	1,433	1,433	—
Total For-profit Commercial Loans	—	—	—	—	12,783	12,783	—
Total Loans	$7,020	$143	$875	$8,038	$92,343	$100,381	$—

Impaired Loans

No loans in the Company’s commercial loan segment were classified as impaired or non-accrual at December 31, 2023 or September 30, 2024. The tables below represent the breakdown by class of the non-profit loan portfolio segment only (dollars in thousands):

	As of	As of
	September 30,	December 31,
Impaired Non-profit commercial Loans (by class)	2024	2023
Wholly Owned First Amortizing
Recorded investment with specific allowance	$7,364	$8,238
Recorded with no specific allowance	12,831	15,166
Total recorded investment	$20,195	$23,404
Unpaid principal balance	$20,692	$23,870
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$1,430	$1,502
Recorded with no specific allowance	—	—
Total recorded investment	$1,430	$1,502
Unpaid principal balance	$1,685	$1,685
Total Impaired Loans
Recorded investment with specific allowance	$8,794	$9,740
Recorded with no specific allowance	12,831	15,166
Total recorded investment	$21,625	$24,906
Unpaid principal balance	$22,377	$25,555

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
Impaired Non-profit Commercial Loans (by class)	2024	2023	2024	2023
Wholly Owned First Amortizing
Average recorded investment	$20,913	$26,092	$22,028	$22,675
Interest income recognized	303	315	737	1,051
Wholly Owned Other Amortizing
Average recorded investment	1,466	200	773	93
Interest income recognized	—	—	—	—
Total Impaired Loans
Average recorded investment	$22,379	$26,292	$22,801	$22,768
Interest income recognized	303	315	737	1,051

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	September 30, 2024	December 31, 2023
Non-profit Commercial Loans:
Wholly Owned First Amortizing	$9,241	$9,882
Wholly Owned Other Amortizing	1,430	1,502
Total	$10,671	$11,384

The Company modified six loans during the nine months ended September 30, 2024. The Company modified two loans during the nine months ended September 30, 2023. A summary of loans the Company modified during the three- and nine-month periods ended September 30, 2024 and 2023 is as follows (dollars in thousands):

Loan Modifications (by class)
	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Non-profit Commercial Loans:
Wholly Owned First Amortizing
Number of Loans	2	2	6	2
Pre-Modification Outstanding Recorded Investment	$3,509	$6,253	$5,566	$6,253
Post-Modification Outstanding Recorded Investment	3,509	6,253	5,566	6,253
Recorded Investment At Period End	3,509	6,248	5,320	6,248
Total
Number of Loans	2	2	6	2
Pre-Modification Outstanding Recorded Investment	$3,509	$6,253	$5,566	$6,253
Post-Modification Outstanding Recorded Investment	3,509	6,253	5,566	6,253
Recorded Investment At Period End	3,509	6,247	5,320	6,247

The Company has three modified loans that are past maturity as of September 30, 2024. One of these loans has been completely written off as of September 30, 2024. The Company is evaluating the other two loans for potential long-term extensions. Of the six loans modified during the nine months ended September 30, 2024, all six were granted short-term extensions of their maturity dates. Five of the six loans had modifications that changed their payment type to interest-only. As of September 30, 2024, the Company has made no commitments to advance additional funds in connection with loan modifications.

Note 5: Investments

Joint Venture

The Company has an ownership interest in a joint venture that owns real estate. See the Company’s annual report for more information on the joint venture. The Company’s ownership percentage in the joint venture was 73% and 74%, respectively, as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 and December 31, 2023, the value of the Company’s investment in the joint venture was $864 thousand and $871 thousand, respectively. Management’s impairment analysis of the investment as of September 30, 2024, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in certificates of deposit with an original maturity greater than three months on September 30, 2024 and December 31, 2023.

Details of these certificates as of September 30, 2024, are as follows (dollars in thousands):

As of September 30, 2024
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	3/15/2024	$1,287	5.37%	3/15/2025

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

Additional information related to these investments is as follows (dollars in thousands):

				Income for the three months ended		Income for the nine months ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fixed annuity	June 2032	$1,000	$1,081	$2	$1	$29	$32

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$251	$155	$594	$508
Gains on loan sales	18	—	49	14
Other investment income	2	1	29	32
Other non-interest income	215	3	215	12
Non-interest income, out of scope, ASC 606
Lending fees	44	36	123	131
Charitable contributions, with donor restrictions	—	—	—	1,700
Total non-interest income	$530	$195	$1,010	$2,397

Employee Retention Credit

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages paid to employees after December 31, 2020 through September 30, 2021 up to a maximum quarterly credit of $7,000 per employee. Employers are eligible for the credit if they experienced full or partial suspension or modification of operations during any calendar quarter because of governmental orders due to the pandemic, or a significant decline in gross receipts based on a comparison of quarterly revenue results for 2020 and/or 2021 with the comparable quarter in 2019. The statute of limitations on applying for the ERC is five years.

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $215 thousand within other income in its Consolidated Statements of Operation for the three and nine months ended September 30, 2024. The $215 thousand in ERC income is included in other non-interest income in the table above. We recorded a corresponding accrual for the benefit expected to be received within other assets on the Condensed Consolidated Balance Sheet as of September 30, 2024.

Revenue from Contracts with Customers

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

	For the three months ended		For the nine months ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Broker-dealer revenue
Securities commissions
Transactional	$18	$—	$58	$17
AUM	16	14	46	40
	34	14	104	57
Sale of investment company products
Transactional	1	5	12	13
AUM	27	18	59	53
	28	23	71	66
Other insurance product revenue
Transactional	75	11	99	98
AUM	14	18	39	41
	89	29	138	139
Advisory fee income
Transactional	—	—	—	—
AUM	100	89	281	246
	100	89	281	246
Total broker-dealer revenue
Transactional	94	16	169	128
AUM	157	139	425	380
	$251	$155	$594	$508

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the
	Nine months ended		Year ended
	September 30,		December 31,
	2024	2023	2023
Loan participation interests sold by the Company	$4,340	$502	$502
Total participation interests sold and serviced by the Company	31,786	31,986	31,466
Servicing income	91	103	134

Servicing Assets
Balance, beginning of period	$98	$123	$123
Additions:
Servicing obligations from sale of loan participations	62	18	18
Subtractions:
Amortization	(36)	(31)	(43)
Balance, end of period	$124	$110	$98

ACCU Loan Participation Agreement (Secured Borrowings)

Effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Under the Master LP Agreement, the Company makes sales on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower. Due to the recourse provisions of the agreement, these participation sales are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s consolidated balance sheets. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the nine months ended September 30, 2024 and 2023.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that management valued at $301 thousand at September 30, 2024 and December 31, 2023. There was no allowance for losses on foreclosed assets at September 30, 2024 and December 31, 2023. The Company did not record any provision for losses on foreclosed assets during the nine months ended September 30, 2024 and 2023.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Foreclosed Asset Expenses	2024	2023	2024	2023
Provision for losses	$—	$—	$—	$—
Operating expenses	—	—	11	9
Total foreclosed asset expenses	$—	$—	$11	$9

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	September 30,	December 31,
	2024	2023

Furniture and office equipment	$446	$440
Computer system	226	221
Leasehold improvements	43	43
Total premises and equipment	715	704
Less accumulated depreciation and amortization	(631)	(648)
Premises and equipment, net	$84	$56

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Depreciation and amortization expense	$5	$11	$28	$32

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of September 30, 2024, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	9.00%	Variable	$—	$5,000	6/6/2025	$6,950	$1,250
KCT Operating LOC	9.00%	Variable	—	5,000	6/6/2025	4,531	—
ACCU LOC	9.25%	Variable	—	5,000	9/23/2025	7,031	—
ACCU Secured	Various	Fixed	6	—	Various	—	6
*Represents cash or certificates of deposit

All lines of credit require monthly interest-only payments until maturity. The ACCU secured borrowings are repaid through the monthly principal and interest payments on the underlying loans.

Our lines of credit also contain affirmative covenants typical for credit facilities of this nature. The Company was in compliance with these covenants at September 30, 2024 and December 31, 2023.

KCT Lines of Credit

The KCT lines of credit auto renewed with no change in terms on June 6, 2024. Additional information can be found in our Annual Report.

ACCU Line of Credit

On September 20, 2024, the Company entered into an agreement to modify this facility. The Modification Agreement renewed the facility for an additional one-year term that matures on September 23, 2025. The ACCU LOC will continue to automatically renew for one additional one-year term unless either party furnishes written notice at least ninety (90) days prior to the termination date that it does not intend to renew the agreement.

The Modification Agreement made two additional changes to the original terms of the ACCU LOC. First, the Modification Agreement increased the interest rate spread from 0.75% over the published Prime Rate to 1.00% over Prime. The Modification Agreement also added a covenant that requires the Company to maintain an average monthly balance of $1 million in a money market account held at ACCU. No other terms were modified.

ACCU Secured Borrowings

On August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $6 thousand in secured borrowings were outstanding under the Master LP Agreement as of September 30, 2024 and December 31, 2023. These borrowings have various contractual maturities ranging from 2028 to 2032.

Note 11: Debt Certificates Payable

Information on the Company’s debt certificates payable can be found in our Annual Report on Form 10-K for the year ended December 31, 2023. The Company is subject to certain covenants on its Subordinated Notes and was in compliance with those covenants as of September 30, 2024 and December 31, 2023.

The table below provides information on the Company’s debt certificates payable (dollars in thousands):

		As of		As of
		September 30, 2024		December 31, 2023
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$6,917	3.98%	$12,555	4.19%
2021 Class A Offering	Unsecured	40,382	4.91%	69,421	4.95%
2024 Class A Offering	Unsecured	24,283	4.98%	—	—%
Public Offering Total		$71,582	4.84%	$81,976	4.83%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$23,509	5.15%	$15,055	4.76%
Private Offering Total		$23,509	5.15%	$15,055	4.76%

Total Debt Certificates Payable		$95,091	4.92%	$97,031	4.82%

Future maturities for the Company’s debt certificates during the twelve-month periods ending September 30, are as follows (dollars in thousands):

2025	$38,404
2026	26,382
2027	15,945
2028	5,269
2029	9,091
Total	$95,091
Debt issuance costs	97
Debt certificates payable, net of debt issuance costs	$94,994

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

The balance of the allowance for credit losses on off-balance sheet commitments is recorded in other liabilities on the Company’s consolidated balance sheet. The following table details activity in the allowance for credit losses on off-balance sheet commitments (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Balance, beginning of period	$2	$—
Adjustment related to implementation of CECL model	—	1
Provision for losses on unfunded commitments	(1)	1
Balance, end of period	$1	$2

Operating Leases

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2024	2023	2024	2023	2023
Lease cost
Operating lease cost	$28	$44	$91	$132	$176
Other information
Cash paid for operating leases	30	48	58	143	190
Right-of-use assets obtained in exchange for operating lease liabilities	—	—	387	—	—
Lease liabilities recorded	—	—	—	—	—
Weighted average remaining lease term (in years)	4.29	1.02	4.29	1.02	1.24
Weighted-average discount rate	4.60%	4.05%	4.60%	4.05%	3.64%

Future minimum lease payments and lease costs for the twelve months ending September 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2025	$89	$101
2026	85	82
2027	88	82
2028	91	82
2029	78	68
Total	$431	$415

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

Note 14: Retirement Plans

401(k)

Company matching contributions for the nine months ended September 30, 2024 and 2023 were $48 thousand and $67 thousand, respectively.

Profit Sharing

The Company did not make or approve a profit-sharing contribution for the nine months ended September 30, 2024 and 2023.

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

Fair Value of Financial Instruments

Additional information regarding the methods and assumptions used to estimate the fair value of the financial statements can be found in our Annual Report. The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at September 30, 2024 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$9,841	$9,841	$—	$—	$9,841
Certificates of deposit	1,287	—	1,287	—	1,287
Loans, net	94,380	—	—	91,925	91,925
Investment in joint venture	864	—	—	864	864
Other investments	1,081	—	—	1,081	1,081
Accrued interest receivable	492	—	—	492	492
Servicing assets	125	—	—	125	125
FINANCIAL LIABILITIES:
Lines of credit	$—	$—	$—	$—	$—
Other secured borrowings	6	—	—	6	6
Debt certificates payable	94,994	—	—	95,773	95,773
Other financial liabilities	452	—	—	452	452

		Fair Value Measurements at December 31, 2023 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$12,611	$12,611	$—	$—	$12,611
Certificates of deposit	1,279	—	1,275	—	1,275
Loans, net	98,573	—	—	95,913	95,913
Investments in joint venture	871	—	—	871	871
Other investments	1,052	—	—	1,052	1,052
Accrued interest receivable	432	—	—	432	432
Servicing assets	98	—	—	98	98
FINANCIAL LIABILITIES:
Lines of credit	$4,500	$—	$—	$4,501	$4,501
Other secured borrowings	7	—	—	7	7
Debt certificates payable	96,979	—	—	97,399	97,399
Other financial liabilities	531	—	—	531	531

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2024 and December 31, 2023.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2024:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$1,237	$1,237
Discounted cash flow loans (net of allowance and discount)	—	—	7,107	7,107
Investment in joint venture	—	—	864	864
Other investments	—	—	1,081	1,081
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$10,590	$10,590

Assets at December 31, 2023:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$2,896	$2,896
Investments in joint venture	—	—	871	871
Other investments	—	—	1,052	1,052
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$5,120	$5,120

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at September 30, 2024 and December 31, 2023. As such, the Company has determined that the carrying value of its other investments equals its fair value at September 30, 2024 and December 31, 2023.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

September 30, 2024
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral dependent loans	$1,237	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Other impaired loans	7,107	Discounted future cash flows	Discount rate	4% (4%)
Investment in joint venture	864	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,081	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2023
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$2,896	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Investments in joint venture	871	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,052	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

One of the Company’s wholly-owned subsidiaries, Ministry Partners Realty, incurred a tax loss for the years ended December 31, 2023, and 2022, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2022, and 2021, MP Realty had federal and state net operating loss carryforwards of approximately $432 thousand and $422 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate as of September 30, 2024 and December 31, 2023.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue from external sources
Finance Company	$1,980	$1,649	$5,635	$4,610
Broker-Dealer	573	209	1,210	674
Charitable Organization	21	20	63	1,726
Adjustments / Eliminations	(206)	—	(366)	—
Total	$2,368	$1,878	$6,543	$7,011

Revenue from internal sources
Finance Company	$—	$—	$—	$—
Broker-Dealer	214	393	539	1,183
Charitable Organization	—	—	—	—
Adjustments / Eliminations	(214)	(393)	(539)	(1,183)
Total	$—	$—	$—	$—

Interest expense
Finance Company	$1,615	$1,636	$4,866	$4,355
Broker-Dealer	—	—	—	—
Charitable Organization	—	—	—	—
Adjustments / Eliminations	(347)	(416)	(1,006)	(1,136)
Total	$1,268	$1,220	$3,860	$3,219

Total non-interest expense and provision for tax
Finance Company	$655	$703	$2,068	$2,409
Broker-Dealer	387	325	1,205	1,072
Charitable Organization	10	1	41	6
Adjustments / Eliminations	(10)	—	(40)	—
Total	$1,042	$1,029	$3,274	$3,487

Net profit (loss)
Finance Company	$(336)	$(740)	$(1,092)	$(2,053)
Broker-Dealer	400	277	544	786
Charitable Organization	11	19	22	1,720
Adjustments / Eliminations	(63)	23	141	(48)
Total	$12	$(421)	$(384)	$406

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Total assets
Finance Company	$101,849	$109,724
Broker-Dealer	2,522	4,977
Charitable Organization	2,129	2,108
Other Segments	58	56
Adjustments / Eliminations	2,874	(218)
Total	$109,432	$116,647

Note 18: Not-for-profit Subsidiary Activities

The following represent required disclosures related to the activities of Ministry Partners for Christ, the Company’s wholly owned, not-for-profit organization.

At September 30, 2024 and December 31, 2023, the Company had $338 thousand and $304 thousand, respectively in cash held in a checking account available to meet general expenditure needs for the next twelve months. This does not include $1.7 million in cash that carries permanent donor restrictions. There were no board-designated funds as of September 30, 2024 and December 31, 2023. Management believes the cash available for use by MPC is sufficient to cover its expenses.

At September 30, 2024, MPC had $2.1 million in net assets, $1.7 million of which is permanently restricted by donors. MPC earned interest income of $21 thousand and $63 thousand during the three and nine months ended September 30, 2024, respectively. MPC earned interest income of $20 thousand and $26 thousand during the three and nine months ended September 30, 2023, respectively. At September 30, 2024 and December 31, 2023, respectively, MPC had $338 thousand and $368 thousand in unrestricted net assets.

A breakdown of expenses for MPC for the three- and nine-month periods ended September 30, 2024 and 2023, is as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Expenses
Charitable grants	$10	$—	$40	$—
General and administrative expenses	—	1	1	6
Total	$10	$1	$41	$6

The change in net assets for MPC for the three- and nine-month periods ended September 30, 2024 and 2023 is as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Change in net assets	$11	$19	$22	$1,720

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three- and nine-month periods ended September 30, 2024 and 2023. It should be read in conjunction with our December 31, 2023, Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

OVERVIEW

Since interest rates influence the Company’s net interest margin, we monitor the national and global economies to evaluate their impact on our operations. We adjust the rates we charge on new loans we originate as well as the rate we pay on the debt securities we offer in response to market interest rate changes. We therefore keep a close eye on the FRB’s monetary policy to manage inflation. Inflation became a concern for the FRB beginning in 2021 as it outpaced the FRB’s target rate of 2%. In response, the FRB increased rates 525 basis points, raising them from 0.25% on January 1, 2022 to 5.50% as of their last rate hike in July 2023. This quarter, however, the FRB reduced the target rate by 50 basis points to 5.00%. Looking ahead, the FRB's median projection for the fed funds rate at the end of 2024 decreased to 4.4% from 5.1% as of their June projection. This may indicate that there could be a further decrease in the Fed Funds rate by year end. Management continues to carefully monitor the FRB’s inflation fighting strategy as we seek to improve the net interest margin on our interest earning investments. An inverted yield curve with higher short-term rates than long-term rates can also adversely affect our net interest margin and profitability.

The Company carefully monitors liquidity trends affecting U.S. financial institutions. Management has seen liquidity tighten at financial institutions in the last several years as funds injected into the financial system during the height of the COVID pandemic get depleted. For all FDIC insured institutions the liquidity ratio has decreased 12.31% from 37.55% as of September 30, 2021, to 25.24% as of June 30, 2024. 37.55% was the highest the liquidity ratio has been since 1984 while the average over that time was 24%. These statistics underscore the significant shift in liquidity dynamics within the banking sector, prompting the Company to remain vigilant in its monitoring efforts.

Trends and Strategic Objectives

For the three- and nine-month periods ended September 30, 2024, and for the year ended December 31, 2023, Company management has identified the following key trends and strategic objectives:

Current Strategy.

In 2020, the holder of the Company’s term-debt presented the Company’s Management with the opportunity to pay off the debt at a discount. Management evaluated the proposal and created a two-phase strategy to take advantage of the significant gains we would receive on the discounted pay off. Our phase one strategy focused on raising funds to pay off the debt by selling loan participations, allowing lower credit quality loans to pay off, and through the sale of our debt securities. We were able to do this between the years 2020 and 2022 and, during that period, we generated $7.2 million in revenue from gains on debt extinguishment. However, we knew the result of this strategy would be a smaller balance sheet due to reduced loan balances and cash. Consequently, future earnings would decrease once we repaid the debt. Therefore, our phase two strategy focused on regrowing the balance sheet and increasing the profitability of core operations by increasing non-interest income as well as reducing operating expenses. During the transition from phase one to phase two of the strategy, management planned for lower revenue and potential losses. We evaluated the benefits of the term-debt extinguishment and determined that the benefits outweighed having lower income between the end of phase one and the completion of phase two. The benefits of this strategy are:

1.	$7.2 million in additional revenue. If we were earning a 2% spread on the approximate $70 million we invested in loans that were funded by the term-debt, it would take over five years to earn $7.2 million. We were able to earn the $7.2 million risk-free (no credit risk on the investment) in less than three years.
2.	Significantly improved capital ratios. The revenue from the debt extinguishment created higher capital ratios for the Company. Our capital ratio doubled, increasing from 7.0% in 2019 to 14.7% in 2022. Capital provides protection for investors against losses as losses deplete capital first.
3.	Improved loan credit quality. One way we funded the term-debt payoff was by allowing lower credit quality loans to pay off. These loans were able to secure financing from other sources which, in turn, strengthened our remaining loan portfolio.

4.	Deleveraged balance sheet. The term-debt was secured by a portion of our loan portfolio. Now that it has been paid off, our investors are no longer subordinated to the claims of the term-debt holder.

We are currently transitioning to phase two and are working on improving the core profitability of the business. We are accomplishing this by making profitable loans, increasing our non-interest income, and reducing our operating expenses. We generate non-interest income through MP Securities who performs broker dealer and investment advisory services for our clients. We also generate non-interest income through originating loans and selling participation interests in those loans. Selling loan participations generates additional servicing fee income for the Company as well as gains on loan sales. This activity can also increase interest income on our loans as we recognize origination income on loans that we sell to participants. If the loan is not sold, the origination income is amortized over the life of the loan using the interest method.

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
(iv)

Effectively managing pressure on the Company’s net interest margin due to an inverted yield curve in financial markets that results in higher short-term costs on our debt certificates while the Company makes longer term investments with the commercial loans it originates; and

(v)	Continuously expanding the revenues earned by the investment advisory, broker-dealer, and insurance operations at Ministry Partners Securities, LLC.

Current Trends.

For the nine-month period ending September 30, 2024, the Company has identified the following key trends:

●	Improve Interest Income on Loan Investments. As detailed above, after paying off the debt facility, the next phase of our strategy was to regrow our loan portfolio, which we began in 2023. As shown in the chart below, we have successfully begun the implementation of this plan as we had six straight quarters of quarter over quarter growth. Q3 saw a decrease of $39 thousand in loan interest income; however, this was mostly due to a recapture of principal variance of $34 thousand that occurred in the second quarter that did not occur in the third quarter of 2024. The loan interest income earned for the quarter ended September 30, 2024, was $389 thousand higher than the quarter ended March 31, 2023, when we first implemented the growth phase of our strategy.
●	Building the Company’s Capital. A key initiative of our debt reduction strategy was improving the Company’s capital ratio. When the Company commenced its debt reduction strategy in August 2020, its total net equity was $11.1 million. After the debt reduction, the Company’s capitalization and total members equity reached its pinnacle on December 31, 2022. As of September 30, 2024, the Company’s total equity is $12.3 million. During this time (2020 – through the report date) the Company was not only able to grow its capital base but was also able to distribute over $2 million to our equity owners through dividend payments. Company management’s purposeful strategy to eliminate the Company’s long-term debt has strengthened our capitalization and our net equity, has provided our investors with a stronger financial position that supports our debt certificates program, and has benefited our owners (who have capitalized the Company) through significant dividend payments.

●	Improving Core Business Profitability. As noted above, we have begun to rebuild our loan portfolio. As a result, we have grown our quarter over quarter loan interest income for six of the last seven quarters. This growth is mostly due to the increase in loans receivable and, to a lesser extent, an increase in the interest rates of existing adjustable rate loans.

In addition, we have focused on improving our income through originating and selling loan participations as well as continuing to produce income from the operations of our broker-dealer and investment advisor subsidiary, MP Securities. Originating and selling loan participations allows the Company to generate loan origination income and gains on loan sales while deploying less cash than if we retained the whole loan on our books. We are also improving our core business profitability by focusing on expense reductions that will allow us to operate as a leaner and more efficient organization, while at the same time maintaining or improving our service level to our customers. We are observing positive outcomes from our efforts to enhance core profitability with the growth in loan interest described above.

For the nine months ended September 30, 2024, we reported a net loss of $384 thousand. By comparison, during the same period in 2023, we recorded a net income of $406 thousand. Despite the net loss in 2024, our core profitability improved by $695 thousand over the same period. This improvement is because our first nine month results for 2023 included $1.7 million in non-recurring charitable gifts, which are not part of our ongoing core income (refer to the chart below). As described in the Notes to Financial Statements, Note 6, Revenue Recognition, in Q3 2024, we recorded non-recurring income of $215 thousand from ERC income. We do not anticipate receiving charitable gift income in 2024 or any additional ERC income going forward. We believe that our core operations (excluding large one-time income events) will begin to operate profitably within the next few quarters, which will complete phase two of the strategy.

Financial Condition

Comparison of Financial Condition on September 30, 2024 and December 31, 2023

			Comparison
	2024	2023	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$8,083	$10,854	$(2,771)	(26%)
Restricted cash	1,758	1,757	1	0%
Certificates of deposit	1,287	1,279	8	1%
Loans receivable, net of allowance for expected credit losses of $1,075 and $1,501 as of September 30, 2024 and December 31, 2023, respectively	94,380	98,573	(4,193)	(4%)
Accrued interest receivable	492	432	60	14%
Investment in joint venture	864	871	(7)	(1%)
Other investments	1,081	1,052	29	3%
Property and equipment, net	84	56	28	50%
Foreclosed assets, net	301	301	—	—%
Servicing assets	125	98	27	28%
Other assets	977	1,374	(397)	(29%)
Total assets	$109,432	$116,647	$(7,215)	(6%)
Liabilities and members’ equity
Liabilities:
Lines of credit	$—	$4,500	$(4,500)	100%
Other secured borrowings	6	7	(1)	100%
Debt certificates payable, net of debt issuance costs of $97 and $52 as of September 30, 2024 and December 31, 2023, respectively	94,994	96,979	(1,985)	(2%)
Accrued interest payable	333	383	(50)	(13%)
Other liabilities	1,814	1,683	131	8%
Total liabilities	97,147	103,552	(6,405)	(6%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	1,700	—	—%
Accumulated equity	(2,639)	(1,829)	(810)	44%
Total members' equity	12,285	13,095	(810)	(6%)
Total liabilities and members' equity	$109,432	$116,647	$(7,215)	(6%)

Cash, Loans, and Borrowings

As discussed previously, our strategy involves growing our balance sheet and our loan portfolio to increase our net interest income. We plan to rely on the sale of our debt certificates to fund the growth of our on-book loan portfolio, and from time to time may supplement that growth by utilizing our lines of credit. For the nine months ended September 30, 2024, assets decreased (6%) due to total liabilities decreasing by $6.4 million. This was due to a reduction in our debt certificates payable of $2 million and a decrease in our lines of credit outstanding of $4.5 million. The Company funded most of the line of credit paydown by withdrawing $3 million in capital from its wholly owned subsidiary, MP Securities. Paying down the line of credit will improve our net interest income due to the high cost of the line of credit.

Our loans receivable portfolio decreased by $4.2 million. During the first nine months of 2024, we had loan fundings of $7.7 million and sold $6.6 million in participation interests while we received another $5.7 million in loan principal payments. Our net loans receivable portfolio increased $1 million compared to the period ended September 30, 2023. As described earlier, selling participation interests in our loans allows us to manage our cash flow and recognize origination fees on the participation interests at the time of sale.

Allowance for Expected Credit Losses

The allowance decreased by $426 thousand. The individually reviewed portion of the allowance decreased by $236 thousand, which was due to the payoff of a loan with a specific allowance. $220 thousand was charged off on this loan. The collectively reviewed allowance decreased by $190 thousand. The decrease in the collectively reviewed allowance was due to a decrease in the charges related to a qualitive risk factor. The qualitative risk factor decreased as the Company reduced its concentration in loans that carried relatively high loan-to-value ratios.

Debt Certificates Payable

Our debt certificates payable comprise debt securities sold under publicly registered security offerings as well as promissory notes sold in private placement offerings.

For the nine months ended September 30, 2024, net debt certificates payable decreased by $2 million. For the quarter ended September 30, 2024, we increase our debt certificates payable by $2.9 million. Compared to the period ended September 30, 2023, debt certificates payable decreased by $92 thousand mostly due to higher debt issuance costs. The year-to-date decrease is attributable to the maturity of a few larger investments in the first two quarters that were not reinvested in a new certificate as the investors needed their cash for other projects. Management continues to engage in marketing and relationship-building efforts to further grow our unsecured debt to fund ministry loans. Over the last several years, we have expanded our debt certificates program by building relationships with other faith-based organizations whereby we can offer our various debt certificate products to these organizations and the ministries they serve. Concurrently, MP Securities has continued to increase its retail customer base through client referrals and its networking agreements with key strategic partners.

Members’ Equity

Our total members’ equity decreased by 6% to $12.3 million for the nine months ended September 30, 2024, which resulted in a capital to asset ratio of 11.2%. The decrease in members’ equity was attributable to a net loss of $384 thousand and dividends to members of $427 thousand.

Liquidity and Capital Resources

Liquidity Management

Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have sufficient liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be correct. Management believes that we hold adequate sources of liquidity to meet our liquidity needs and have the means to generate more liquidity if necessary. As September 30, 2024, our liquidity ratio was 11%.

We use multiple tools to manage our liquidity. We have $15 million in lines of credit of which all $15 million is available for cash management as of September 30, 2024. We also sell participation interests in our loan portfolio. During the first nine months of 2024 we sold $6.6 million in loan participation interests. We also fund our liquidity by selling corporate debt certificates. During the first nine months of 2024, we sold $35.4 million in our fixed series and another $976 thousand in our variable series corporate debt. Additional information about our debt securities and credit facilities is presented below.

Public and Privately offered Debt Securities

The table below presents a schedule of our fixed series debt certificates maturing during the next year as compared with the fixed series debt certificates maturing after one year. Also included separately are the variable debt certificates which are redeemable upon demand (dollars in thousands):

Variable Series Debt Certificates (redeemable debt certificates)	$6,816
Fixed Series Debt Certificates maturing in the next 12 months	37,896
Fixed Series Debt Certificates maturing after 12 months	50,379
Total	$95,091
Debt issuance costs	97
Debt Certificates, net of debt issuance costs	$94,994

Historically, we have been successful in generating reinvestments by our debt certificate holders when the notes they hold mature. Our note renewal rate remains stable, and our advisory team continues to expand their clientele.

The table below shows the renewal rates of our maturing notes over the last three years ended December 31:

2023	82%
2022	63%
2021	55%

The renewal rates for the periods ended September 30, 2024, as compared to September 30, 2023, are as follows:

●	Three-month period ended September 30, 2024: 91%
●	Three-month period ended September 30, 2023: 82%
●	Nine-month period ended September 30, 2024: 74%
●	Nine-month period ended September 30, 2023: 74%

The renewal rate for the nine-month period ended September 30, 2024, includes two larger debt certificates that were not reinvested in a new debt certificate when they matured. Management expected these withdrawals and, as a general practice, are in contact with certificate holders well before the maturity date to anticipate cash flow needs.

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s outstanding debt payable as of September 30, 2024 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	9.00%	Variable	$—	$5,000	6/6/2025	$6,950	$1,250
KCT Operating LOC	9.00%	Variable	—	5,000	6/6/2025	4,531	—
ACCU LOC	9.25%	Variable	—	5,000	9/23/2025	7,031	—
ACCU Secured	Various	Fixed	6	—	Various	—	6
*Represents cash or certificates of deposit

In September 2024 we renewed the ACCU LOC for 12 months with minor modifications in terms. The modified terms include an increased spread from 0.75% over prime to 1.00% over prime, and the inclusion of a requirement to place an average minimum of $1 million on deposit at the credit union.

We can draw up to $10 million on the revolving lines of credit. In addition, we can draw up to $5 million on the KCT Warehouse LOC to facilitate warehousing new loan originations. Each draw on the KCT Warehouse LOC needs to be paid down after 120 days. The ACCU secured borrowings comprise loan participation sales that are classified as secured borrowings and will pay down as the loans amortize.

Debt Covenants

Under our credit facility agreements and our debt certificates documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of September 30, 2024, we are in compliance with our covenants on our debt certificates payable, KCT Warehouse LOC, KCT Operating LOC, and ACCU LOC.

●	For additional information regarding our debt certificates payable, refer to “Note 11. Debt Certificates Payable” to Part I “Financial Information” of this Report.
●	For additional information on our credit facilities, refer to “Note 10. Credit Facilities” to Part I “Financial Information” of this Report.

Results of Operations: September 30, 2024

The analysis below compares the Company’s results of operations for the three- and nine-month periods ended September 30, 2024 and 2023.

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

The following tables provide information,for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,026	$152	4.63%	$18,493	$198	4.26%
Interest-earning loans [1]	94,409	1,686	7.09%	92,785	1,485	6.37%
Total interest-earning assets	107,435	1,838	6.79%	111,278	1,683	6.02%
Non-interest-earning assets	5,623	—	—%	4,592	—	—%
Total Assets	$113,058	$1,838	6.45%	$115,870	$1,683	5.78%

Liabilities:
Debt certificates payable gross of debt issuance costs	94,145	1,149	4.84%	94,566	1,095	4.61%
Other debt	4,611	101	8.69%	4,735	99	8.32%
Total interest-bearing liabilities	98,756	1,250	5.02%	99,301	1,194	4.78%
Debt issuance cost		18			26
Total interest-bearing liabilities net of debt issuance cost	$98,756	$1,268	5.09%	$99,301	$1,220	4.89%

Net interest income		$570			$463
Net interest margin			2.10%			1.66%
[1]	Loans are net of deferred fees and before the allowance for expected credit losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$(62)	$16	$(46)
Interest-earning loans	34	167	201
Total interest-earning assets	(28)	183	155
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	(1)	55	54
Other debt	(2)	4	2
Debt issuance cost	—	(8)	(8)
Total interest-bearing liabilities	(3)	51	48
Change in net interest income	$(25)	$132	$107

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in Thousands)
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,491	$462	4.56%	$15,520	$459	3.96%
Interest-earning loans [1]	95,809	5,071	7.05%	87,853	4,155	6.34%
Total interest-earning assets	109,300	5,533	6.74%	103,373	4,614	5.98%
Non-interest-earning assets	5,426	—	—%	4,311	—	—%
Total Assets	$114,726	$5,533	6.42%	$107,684	$4,614	5.74%

Liabilities:
Debt certificates payable gross of debt issuance costs	94,378	3,414	4.82%	88,665	2,959	4.47%
Other debt	5,834	393	8.97%	2,611	158	8.11%
Total interest-bearing liabilities	100,212	3,807	5.06%	91,276	3,117	4.58%
Debt issuance cost		53			102
Total interest-bearing liabilities net of debt issuance cost	$100,212	3,860	5.13%	$91,276	3,219	4.73%

Net interest income		$1,673			$1,395
Net interest margin			2.04%			1.81%

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(62)	$65	$3
Interest-earning loans	426	490	916
Total interest-earning assets	364	555	919
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	215	240	455
Other debt	217	18	235
Debt issuance cost	—	(49)	(49)
Total interest-bearing liabilities	432	209	641
Change in net interest income	$(68)	$346	$278

Total interest income for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, increased due to a volume and rate variance on interest-earning loans as shown in the table above. This was offset slightly by a volume variance on interest-earning accounts with other financial institutions. The interest-earning loan volume variance is due to the growth of the loan portfolio as management executes its growth strategy. The weighted average rate of our loan portfolio increased in 2024 to 6.86% as of September 30, 2024, from 6.43% as of September 30, 2023, due to higher rates offering rates on our new loans. Offering rates are higher due to the Fed Funds Rate increases described earlier.

For the three months ended September 30, 2024, total interest expense increased mostly due to a rate variance on debt certificates. This was due to higher offering rates on the Company’s debt certificates also related to the Fed Funds Rate increases described earlier.

The variances for the nine months ended September 30, 2024, compared to September 30, 2023, arise from the same factors as the variances for the three months. However, in addition, debt certificates payable and other debt had volume variances. The volume variance on debt certificates was due to a higher starting balance in 2024 over the starting balance in 2023, which created a higher average balance for the first nine months of 2024 compared to the first nine months of 2023. In addition, the volume variance on other debt was due to the Company holding higher levels of other debt earlier in the year in order to help fund loan growth.

Net interest income increased by $107 thousand for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to the factors described above. For the three months ended September 30, 2024, compared to the three months ended September 30, 2023, net interest margin increased by 45 basis points. For the nine months ended September 30, 2024, net interest margin increased by 23 basis points and net interest income increased by $278 thousand due to the factors described above. These improvements in net interest margin position the Company to begin operating profitably with its core operations in the coming quarters.

Provision (credit) for expected credit losses and non-interest income and expense

	Three months ended				Nine months ended
	September 30,		Comparison		September 30,		Comparison
	(in thousands)				(in thousands)
	2024	2023	$ Diff	% Diff	2024	2023	$ Diff	% Diff
Net interest income	$570	$463	$107	23%	$1,673	$1,395	$278	20%
Provision (credit) for expected credit losses	46	50	(4)	(8%)	(207)	(101)	(106)	105%
Net interest income after provision (credit) for expected credit losses	524	413	111	27%	1,880	1,496	384	26%
Total non-interest income	530	195	335	172%	1,010	2,397	(1,387)	(58%)
Total non-interest expenses	1,037	1,024	13	1%	3,259	3,472	(213)	(6%)
Loss before provision for income taxes	17	(416)	433	(104%)	(369)	421	(790)	(188%)
Provision for income taxes and state LLC fees	5	5	—	—%	15	15	—	—%
Net income (loss)	$12	$(421)	$433	(103%)	$(384)	$406	$(790)	(195%)

Net interest income after provision for expected credit losses increased by $111 thousand for the quarter ended September 30, 2024, over the quarter ended September 30, 2023. This increase was due to the increase in net interest income described earlier.

The increase in total non-interest income for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, as shown in the table above, was primarily due to $215 thousand in ERC revenue for the quarter ended September 30, 2024. In addition, we grew our broker-dealer commission revenue by $96 thousand this quarter compared to the quarter ended 12 months ago. The decrease in non-interest income for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 was due to $1.7 million in charitable gifts made to our non-profit foundation, MPC. These gifts are a non-recurring contribution made to MPC, and we do not expect to receive charitable contributions in 2024.

The decrease in total non-interest expense for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, as shown in the table above, was mostly due to lower salaries and benefits expense of $292 thousand. Salaries and benefits were lower in 2024 due to fewer staff as the Company did not replace job vacancies and outsourced its loan servicing beginning in the second quarter of 2023. We also reduced office occupancy expenses by 34%, or $48 thousand, as we downsized our corporate headquarters in the beginning of 2024. These expense reductions were partially offset by an increase of $103 thousand in consulting expenses paid to our former CEO, Joseph Turner, for services provided to the Board of Managers.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Financial Officer, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2024. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Chief Financial Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three- and nine-month periods ended September 30, 2024 and 2023.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our operations, we may from time to time have an interest in, or be involved in, litigation arising out of our business activities. We consider litigation related to our operations to be routine to the conduct of our business. As of September 30, 2024, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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

(i)Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2024 and 2023;

(ii)Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023;

(iii)Consolidated Statements of Cash Flows for the three- and nine-month periods ended September 30, 2024 and 2023; and

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

Dated: November 8, 2024

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By:	/s/ Darren M. Thompson
Darren M. Thompson,
Chief Executive Officer