Form 10-K
period 2024-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2025-03-31
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of May 4, 2017 (the last date any sale or exchange was made of our Class A Common Units), the aggregate market value of the registrant’s Class A Common Units held by non-affiliates was estimated to have no value. As of June 29, 2018 (the last date any sale or exchange was made of our Series A Preferred Units), the market value of the Series A Preferred Units was estimated at $67.50 per share or $7,904,250. The registrant has sold no Class A Common Units within the past sixty days and there is no public market value for the registrant’s Class A Common Units. The number of Class A Common Units outstanding, as of December 31, 2024, was 146,522.

DOCUMENTS INCORPORATED BY REFERENCE: None

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-K

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this 2024 10-K Report (“Report”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included with respect to, among other things, our current business plan, core strategy and portfolio management. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that we believe might cause such differences are discussed in the section entitled, “Risk Factors” in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

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

Our Subsidiaries:

●	Ministry Partners Securities, LLC. (“MP Securities”);
●	Ministry Partners for Christ, Inc. (“MPC”);
●	Ministry Partners Funding, LLC. (“MPF”); and
●	MP Realty Services, Inc. (“MP Realty”)

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

MPF serves as the custodian of assets pledged to investors in our secured investment debt certificates. As of December 31, 2024 and 2023, we have no secured investment debt certificates outstanding.

Our Competition

Investment advisory, broker-dealer, insurance, and financial planning services

There are many mainstream financial services organizations that serve the faith-based market segment throughout the United States. Most of the competitors in this institutional market segment include banks, credit unions, denominational investment funds, as well as larger investment and insurance organizations. However, the overall size of the market segment provides ample opportunities for quality firms with specialized knowledge of the governance surrounding churches and ministries to effectively provide and expand the services we offer. We also serve the retail marketplace throughout the United States. While the retail market segment has large national competitors as well as local investment advisors that offer alternative options, MP Securities’ comprehensive approach to offering investment and insurance advice with a missional purpose of strengthening Christian stewardship of financial resources enables us to provide services and products to an expanding market of potential clients.

The religious loan market segment

This segment has grown since our launch in 1991, and the demand for ministry loans originated and serviced by niche lenders to churches and ministries has continued to exceed available lending and financing sources for this sector. The availability of lenders serving this market has been unpredictable as larger financial institutions expand, contract, or vacate this niche market during periods of fluctuating demand and changing market conditions. We have specialized in helping these organizations since we began operations in 1991 and believe that the lack of predictable financing sources for evangelical Christian churches and organizations enables us to serve ministries that otherwise may not be able to obtain cost-effective mortgage loans.

Although the demand for church financing is both broad and fragmented, no one lender has a dominant competitive position in the market. We compete with church bond financing companies, banks, credit unions, denominational loan funds, and other financial institutions to service this market. Many of these entities have greater marketing resources, extensive networks of offices, larger staffs, and lower cost of operations due to their size. However, we believe we have developed an efficient, effective, and economical operation that (i) specializes in identifying and creating a diversified portfolio of church mortgage loans that we or other credit unions originate and (ii) preserves our capital base and generates consistent income for payments on our debt obligations and generates investment returns for our equity investors.

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

We generate our revenue primarily from the following sources:

•	interest income earned on our loan and cash investments;
•	fee and/or commission income earned from the sale of securities, insurance, and investment products by our wholly owned broker-dealer firm;
•	fees received for performing investment advisory services for our clients;
•	fee income earned from originating and servicing our loan investments; and
•	gains realized on the sale of loans and loan participation interests to financial institutions.

The chart below summarizes the breakdown of these revenue sources for the year ended December 31, 2024:

Revenue Sources
2%
1%
3%
5%
4%
7%
78%
Loan Interest Income
Investment Interest Income
Broker-Dealer Commissions and Fees
Investment Advisory Fees
Lending and Servicing Income
Gains on Loan Sales
Other Income

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

The table below shows the breakout of MP Securities’ assets under management of $225.6 million as of December 31, 2024 (dollars in thousands):

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

The SEC, FINRA, California’s Department of Financial Protection and Innovation (“DFPI”), and the California Department of Insurance all directly regulate MP Securities due to its broad offering of products and professional services. In addition, state insurance or securities divisions have granted MP Securities a license to do business in every state in which we offer services. As of December 31, 2024, MP Securities was licensed to serve as an insurance broker in 16 states and offers investments in 25 states.

Ministry and Business Loan Financing Segment

Overview

We help evangelical Christian churches and organizations by providing financing for the acquisition, development, and/or renovation of churches or church-related properties and provide investors the opportunity to participate in funding those projects. We typically secure these loans by real property owned by evangelical churches or church-related organizations such as Christian schools and ministries. As of December 31, 2024, real estate secured 99.9% of the loans in our portfolio. We also invest in for-profit commercial and business loans to entities run by Christian principals. Currently, we conduct all our business operations in California. However, we own loan interests in 28 different states, including the District of Columbia.

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

In recent years, we have reduced our reliance on borrowings from financial institutions, instead focusing on increasing funding through the sale of investor securities and member equity. By reducing our secured debt credit facilities, we have significantly increased our net capital and strengthened our balance sheet.

The chart below illustrates the evolution of our financing strategy for investments and business operations (dollars in thousands):

Funding Sources Trend as of December 31,
150,000
140,000
130,000
120,000
110,000
100,000
90,000
80,000
70,000
60,000
50,000
2020
2021
2022
2023
2024
Total members' equity
Term-debt and lines of credit
Investor debt payable, net of debt issuance costs

Sale of Loan Participations as a Funding Source

The table below shows the activity in our participation sold portfolio (dollars in thousands).

	As of and for the years ended
	December 31,	December 31,
	2024	2023
Participation loan interests sold by the Company during the year	$8,370	$502
Total participation interests sold and serviced by the Company	32,475	31,466
Servicing income	126	134

Servicing Assets
Balance, beginning of period	$98	$123
Additions:
Servicing obligations from sale of loan participations	123	18
Subtractions:
Amortization	(44)	(43)
Balance, end of period	$177	$98

Human Capital Resources

The Company relies on the experience of its lending, financial services, underwriting, loan servicing skills, and experience of our management team. A substantial number of our employees have extensive experience in the financial services industry. We have staff located in our Brea, Glendora, and Fresno, California offices. As the Company expands the range of services, products, and investment services it offers, the Company will look to find and recruit qualified personnel that will enable the Company to further diversify the services and products it offers and increase its revenues and profitability.

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

We have registered MP Securities in the following states:

Arizona	Idaho	Massachusetts	Ohio	South Carolina
California	Illinois	Minnesota	Oklahoma	Tennessee
Colorado	Indiana	Missouri	Oregon	Texas
Florida	Kansas	Nevada	Pennsylvania	Virginia
Georgia	Kentucky	New York	Rhode Island	Washington

MP Securities is subject to rules and regulations regarding:

●	net capital;
●	sales practices;
●	public and private securities offerings;
●	capital adequacy;
●	record keeping and reporting;
●	conflicts of interest involving related parties;
●	conduct of officers;
●	directors and employees;
●	qualification and licensing of supervisory and sales personnel;
●	marketing practices; and

●	supervisory and oversight of personnel to ensure compliance with securities laws.

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

MP Securities is also subject to routine inspections and examinations by the SEC staff under Rule 17(b) of the Exchange Act and the SEC is authorized to review, if requested, the work papers of the broker dealer’s independent public accounting firm that conducts the audit. As required by amendments to Rule 17a-5 of the Exchange Act, MP Securities files an annual report with the SEC and FINRA that includes its audited financial statements, supporting schedules and its exemption report as a non-carrying broker-dealer. MP Securities is a member of the SIPC and files a copy of its annual report with SIPC. FINRA, state securities and financial service regulators periodically examine the operations, sales practices and financial condition of MP Securities.

Much of the regulation of broker-dealers in the U.S. has been delegated to self-regulatory organizations, principally FINRA and the securities exchanges. FINRA adopts and amends rules (which are subject to approval by the SEC) for regulating the industry and conducts periodic examinations of member firms. The SEC, FINRA, and state securities administrators may conduct administrative proceedings that can result in censure, cease and desist orders, fine, suspension, or expulsion of a broker-dealer, its officers, or employees. We could incur substantial expenses and reputational damage in connection with a regulatory action initiated by the SEC, FINRA, or state regulator. Certain infractions and violations could also affect our ability to sell our investor notes and finance our business.

As of the date of this Annual Report on Form 10-K, we are responding to and furnishing information to FINRA in connection with a regular FINRA exam that is focusing on our compliance with Regulation BI, due diligence and supervisory obligations when conducting sales activities for our investor notes. We are cooperating with FINRA’s examination staff when undertaking this review and have implemented improvements in our practices and procedures for our investor notes program.

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

Regulation Best Interest / Fiduciary Standards

On June 5, 2019, the SEC adopted a package of rules and interpretations designed to improve disclosures made to retail investors, assist investors better understand the services offered by investment advisors and broker dealer firms and make informed decisions. Regulation BI established a “best interest” standard of conduct when recommendations are made to a retail customer involving an investment strategy or purchase of a security. Under the Regulation BI rule, the broker-dealer firm and investment adviser must provide the customer with a brief relationship summary known as Form CRS. Regulation BI requires that MP Securities, when making recommendations, act in the best interest of retail customers and place the investor’s interests above the financial or other interests of the broker-dealer or sales representative. Regulation BI also establishes a standard of conduct and imposes obligations related to disclosure, duty of care, conflicts of interest and compliance. The SEC, FINRA and state regulators are placing a priority on Regulation BI compliance for broker dealer and financial services firms in their regulatory announcements, policy initiatives and enforcement actions involving broker dealer firms.

On April 20, 2023, the SEC issued a SEC Staff Bulletin entitled “Standards of Conduct for Broker-Dealers and Investment Advisor Care Obligations.” In this Staff Bulletin, the SEC focused on the care obligations under Regulation BI for broker dealers and duty of care obligation on investment advisers under the Investment Advisers Act of 1940 which the SEC staff refers to as the “IA Fiduciary Standard.” Both Regulation BI and IA Fiduciary Standard focus on three key components:

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

Our subsidiary, MP Securities, reviews and maintains compliance procedures to comply with Regulation BI and the IA Fiduciary Standard and engages compliance professionals to assist in complying with these rules adopted by the SEC, FINRA and particular states that have adopted rules to govern transactions occurring within their respective states. We are monitoring developments in industry compliance practices as well as regulatory initiatives, examinations and enforcement actions undertaken by the SEC, FINRA and state regulators under the Regulation BI standard of conduct. We also have made improvements in MP Securities’ operating and supervisory procedures as needed to address the best interest standard of conduct. The ultimate impact on industry practices and MP Securities of these rules and regulations, however, cannot be known at this time.

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

Privacy Standards

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. We are subject to regulations implementing the privacy protection provisions of the GLBA. These regulations require us to disclose our privacy policy, including identifying with whom we share “non-public personal information” to our investors and borrowers at the time of establishing the customer relationship and annually thereafter. The State of California’s Financial Information Privacy Act also regulates consumer’s rights under California law to restrict the sharing of financial data. The California Consumer Privacy Act of 2018, as amended, also has added protections that are designed to enable consumers to protect third party access to their personal information. In recent years, there has been a heightened legislative and regulatory focus on data security, including requiring customer notification in case of a data breach. The SEC also requires that public reporting entities report cybersecurity incidents on a Current Report on Form 8-K as an additional reporting obligation within four days of management’s determination that the incident is material. Congress has held several hearings in the subject and legislation has been introduced which would impose more rigorous requirements for data security and response to data breaches. As MP Securities expands its investment advisory business operations, it will also need to monitor regulatory initiatives promulgated under the Dodd-Frank Act that affect investment advisers.

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

Our ability to finance our operations and repay maturing obligations to our investors and credit facility lenders depends on our ability to raise funds from the sale of our debt certificates. Some of the factors that affect our ability to sell our debt certificates include:

●	quality of the mortgage loan and business loan investments we make;
●	the profitability of our operations; and
●	attracting investors that are motivated by our emphasis on Christian stewardship, financing religious ministries and are willing to accept certain risk factors that accompany an investment in our debt securities.

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

In recent years, we gradually decreased the total amount of mortgage loans on our balance sheet as part of an effort to reduce risk in the portfolio, dispose of or restructure non-performing loans and eliminate our outstanding term-debt through discounted principal payments when a favorable opportunity has arisen. We also implemented a strategy of transitioning to a more diversified financial services company that is focused on Christian stewardship. To effectively implement this strategy, we will need to increase our investment in technology, streamline our loan origination and underwriting process, and become more efficient in carrying out the operations of the Company. We also intend to continue our strategy of offering our financial products and services to our equity owners, strategic partners, and clients. Continuing to grow our business and investment loan portfolio will depend, in part, on our ability to address the needs of our clients, borrowers, investors, and strategic partners by effectively using technology to provide products and services that will enable us to create additional efficiencies in our business and expand the scope of and volume of financial transactions we are able to complete.

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

Our ability to expand the size of our loan portfolio is dependent on our ability to obtain debt financing at rates that result in a positive net interest income spread. We have used borrowing facilities obtained from institutional lenders and relied upon offerings of debt certificates in SEC registered offerings and private placement offerings to fund our mortgage loans investments. Our ability to fund future investments will be severely restricted if spreads on debt financing widen or if availability of credit facilities ceases to exist. In addition, an increase in our borrowing costs could decrease the spread we receive on our mortgage loan investments, which could adversely affect our ability to pay interest and redeem the outstanding debt certificates as they mature. To mitigate our interest rate risks, we have previously and may in the future use interest rate hedging transactions such as interest rate caps and interest rate swaps. We cannot guarantee the results of using these types of instruments to mitigate interest rate risks, and as a result, the volatility of interest rates could result in reduced earnings or losses for us.

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

The regulatory environment for financial advisors and broker-dealer firms, including changes governing the standard of care applicable to investment advice and when sales of our investor notes are recommended for purchase to retail investors, increases the complexity and cost of operating our business. As a registered broker-dealer and FINRA member, MP Securities must maintain registrations under the securities laws in those states in which it conducts business. The North American Securities Administration Association (“NASAA”) has proposed a model conduct rule for broker-dealers for review by state regulators and possible adoption as a statutory mandate. It remains unclear how and whether regulators, including the SEC, FINRA, DOL, state securities, and financial service regulators may adopt, enforce, and respond to these new standards of conduct. The failure to follow obligations imposed by any regulatory authority binding on our subsidiaries or us or to keep any of the required licenses or permits could result in investigations, sanctions, and reputation damage.

Risks Related to Our Use of Technology

Our systems may experience a breach in security, which could subject us to increased operating costs as well as litigation and other liabilities.

We rely heavily on communications and information systems to conduct our business, process, send, and store electronic financial information. Any failure, interruption, or breach in the security of these systems could result in failures or disruptions in our critical business systems. The secure transmission of confidential information over the Internet, a technology outage of our or of a third party vendor and other electronic transmission and communication systems we use in our business is essential to keeping customer confidence in our services. Security breaches, computer viruses, acts of vandalism, and developments in computer capabilities could result in a breach or breakdown of the technology we use to protect customer and investor information and transaction data.

While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption, or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. Any breakdown or failures of our systems or one we rely upon maintained by a third party vendor could adversely affect our operations. The occurrence of any failure, interruption, or security breach of our information systems could damage our reputation, result in a loss for a borrower, investor, or customer’s business, or expose us to civil litigation and possible financial liability.

Our critical business systems may fail due to events out of our control, such as:

●	unforeseen catastrophic events;
●	cyber-attacks;
●	human error;
●	changes in operational practices of our system vendors; or
●	unforeseen problems met while implementing major new computer systems or upgrades to existing systems.

These events could potentially result in data loss and adversely affect our ability to conduct our business. As of the date of this Report, to our knowledge, we have not experienced any material impacts relating to cyber-attacks or information system security breaches.

We rely extensively on electronic storage of data, electronic communications, data processing and third party vendors to effectively operate our business.

We use third party vendors and contractors to prepare loan documentation, provide loan and closing services, title reports and commitments for our mortgage loan investments, electronically submit and store information regarding the Company’s loan investments as well as records relating to investments made in our debt securities. Our electronic records include confidential investor information as well as borrower and proprietary information of the ministries, clients and individuals we serve. Loss of data, hardware failure, virus or malware infection, data theft or the inability to access information when needed are risks that could adversely affect our operations.

We face cyber security risks and threats that could have a material adverse effect on our operations.

Cyber threats have become a major risk facing financial institutions that rely upon a network infrastructure and computer systems. Despite our reasonable efforts, we may not be able to anticipate all security breaches and we cannot provide any assurance that such perpetrators will not gain access or engage in improper conduct that could adversely affect our operations or information regarding your investment or loan information. Given rapid changes in the platforms, technology and vendor products we rely upon, the Company may be required to make significant investments in financial and human capital to maintain and upgrade the capabilities of our systems in order to effectively serve our clients, support regulatory compliance and meet our reporting obligations, retain qualified information technology employees and protect personal protected information of the clients we serve. If we fail to maintain, improve and implement our efforts to efficiently use these third-party vendor systems, our operations, reputation, financial condition and results of operations could be materially and adversely affected.

Our communications, data processing and communications systems could be impacted by downtime and service interruption.

We have implemented policies designed to plan for resiliency in the technology systems and networks that we rely upon to conduct our operations. The failure of our financial, accounting, data processing or other operating systems and facilities we rely upon to operate and report data properly could be adversely impacted by connectivity disruptions or otherwise become disabled as a result of events that are wholly or partially beyond our control. Because we rely upon third party service providers and vendors, certain technology and business functions and services, we face the risk of their operational failure. We use only providers and third party vendors we believe to be recognized in the industry as providing quality related services and we have required that these vendors implement reasonable security practices to safeguard any confidential, proprietary or personal information. No assurances can be given, however, that outside hackers or persons or perpetrators will not gain access to such provider systems or personal confidential information or will not engage in improper conduct with respect to such information such as committing identity theft or other illegal or improper activity.

Our business requires that we maintain appropriate oversight and organizational control of our technology systems.

We face operational risk if we fail to maintain organizational control, proper oversight of our employees and external third party vendors to record and process transactions and maintain proper reporting controls. We maintain internal controls intended to safeguard and maintain the integrity and accuracy of our operational infrastructure and information. We remain subject, however, to disruptions of our operating technology systems arising from events that our beyond our control.

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

Our loans are concentrated geographically, as shown in the table below. Economic conditions in each of these states could differ in a significant manner from the loan investments we have made in other states and the real estate values which serve as collateral in those states will depend, to a substantial degree, on the real estate markets in those markets.

(in thousands)

	December 31, 2024
	Unpaid Balance of Loans	Percent of Total Loans	Number of Loans	Percent of Total Loans
California	$7,557	8.0%	23	17.2%
Maryland	19,146	20.2%	7	5.2%
Illinois	13,567	14.3%	19	14.2%

	December 31, 2023
	Unpaid Balance of Loans	Percent of Total Loans	Number of Loans	Percent of Total Loans
California	$9,019	9.0%	25	18.7%
Maryland	19,531	19.5%	7	5.2%
Illinois	11,173	11.1%	15	11.2%
District of Columbia	9,574	9.5%	4	3.0%

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

Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses. As of December 31, 2024, our allowance for loan losses totaled $1.2 million, or 1.22%, of our total loans.

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

Some of the loans in our mortgage loan portfolio currently are, or in the future may become a non-performing loan. Such loans may become non-performing if the church falls upon financial distress, the community or congregation the church serves suffers financial hardship, or there is an adverse change in leadership of the church. These circumstances could result in the borrower being unable to meet its debt service obligations to us. Non-performing loans may require our management team to devote a substantial amount of their resources to workout negotiations and restructuring efforts. These restructuring efforts may involve modifications to the interest rate, extension, or deferral of payments to be made under the loan or other concessions. For restructured loans, a risk still exists that the borrower may not be able or willing to continue the restructured payments or refinance the restructured mortgage at maturity. Our troubled assets could increase significantly if borrowers become delinquent and we are unsuccessful in managing our non-performing assets. This in turn could have a material, unfavorable effect on our results of operations and financial condition. For more information on our non-performing assets, see the caption titled “Nonaccrual, Past Due, Non-performing Modified Loans, and Foreclosed Assets” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report.

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

The table below shows the renewal rates of our maturing debt certificates over the prior three years:

2024	75%
2023	82%
2022	63%

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management

We maintain a comprehensive cybersecurity program designed to protect both customer data and our proprietary information. Our cybersecurity framework is governed by our Board of Managers and driven by a dedicated Information Security Officer, ensuring that all processes comply with regulatory requirements and industry best practices. This framework is documented in our Cybersecurity Policy and Information Security Program Policy, which outlines the risk management, preventive, detective, and corrective controls we have implemented across the organization.

Our approach begins with regular, in-depth risk assessments that identify both inherent and residual cybersecurity risks. Utilizing standards such as the National Institute of Standards and Technology Cybersecurity Framework, Federal Financial Institutions Examinations Council guidance, and the foundational safeguards outlined in CIS Controls v8, we continuously monitor, evaluate, and update our security controls. These assessments allow us to effectively manage vulnerabilities across our Company assets and software, ensuring that only authorized and securely configured systems are connected to our network.

In addition to proactive risk identification, our cybersecurity process includes a robust incident response capability. We maintain detailed procedures for detecting, containing, and remediating cyber threats, which are regularly tested through internal audits and third-party assessments. This ensures that should an incident occur; our team can swiftly activate the Incident Response Plan to minimize potential impacts and restore secure operations.

We extend our cybersecurity diligence to third-party service providers and require periodic employee training. All external partners are required to adhere to our cybersecurity standards, and our employees receive ongoing training to stay current with emerging threats and best practices. This comprehensive, layered approach not only safeguards critical data but also reinforces our commitment to continuous improvement and compliance with statutory and regulatory requirements.

Governance

Our Board of Managers retains supervisory oversight responsibility for enterprise risk management and cybersecurity risks. The primary responsibility for maintaining an information security has been assigned to an Information Security Officer (“ISO”). The ISO works with the Audit Committee to address information security risks found by each business segment. Our ISO conducts an annual risk assessment report and submits the report to the Audit Committee for its review. The Audit Committee meets with Company management, the ISO and external auditors to review the Company’s risk management processes and enterprise-wide risks found by the Company. The scope of this review is intended to address cybersecurity governance risks and related controls and identify any deficiencies that could adversely affect the Company’s ability to record, process and report financial data. As of the date of this Report on Form 10-K, there have been no cybersecurity incidents we believe have had a material effect on our operations, business, results of operations or financial condition.

ITEM 2.	PROPERTIES

Corporate Offices

As of December 31, 2024, the Company conducted most of its operations from its main corporate office at 1 Pointe Drive, Suite 205, Brea, California. In addition, the Company has a branch office in Fresno, California. The Brea corporate office and Fresno branch locations have operating leases. Ministry Partners Securities, LLC also keeps networking agreement office locations in Glendora, California; Elgin, Illinois; Brentwood, Tennessee; and Nampa, Idaho.

ITEM 3.	LEGAL PROCEEDINGS

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of December 31, 2024, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units. As of December 31, 2024, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Preferred Units were issued, with 11 holders of record.

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

Our Series A Preferred Unit holders are also entitled to receive 10% of our net profits after subtracting the amount of quarterly Series A Dividends paid earned for any fiscal year. This payment will be made to holders of the Series A Preferred Units on a pro rata basis (“Net Profits Dividend”). The Company had a net loss in 2024, therefore no Net Profits

Dividend was accrued. For the year ended December 31, 2023, the Company had a net loss and paid no Net Profits Dividend on our Series A Preferred Units.

For 2024, we made no distributions to the holders of our Class A Units.

During the years ended December 31, 2024 and 2023, we declared distributions on our Series A Preferred Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2024	2023
First	$1.309	$1.370
Second	1.319	1.569
Third	1.016	1.444
Fourth	1.117	1.265
Total distributions per unit	$4.761	$5.648

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

Equity Compensation Plans

None.

ITEM 6.	[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion on our financial statements should be read in conjunction with the consolidated financial statements and notes thereto in this Report beginning at page F-1.

OVERVIEW

We generate our revenue through our lending portfolio and through fees generated from our investment and insurance products and services. While we generate most of our revenue through interest income, our strategic aim is to diversify our revenue sources so that non-interest income becomes a larger percentage of total income. Producing revenue from multiple sources may reduce risk to the Company in the event of a decrease in interest income. We also strive to improve operating efficiency by increasing the revenue generated for each dollar of expense incurred to run the business, which helps us improve our capital position. Increased capital helps mitigate risk in economic down cycles. In addition, we seek to grow our loan portfolio in order to grow our operating revenue.

To continue to achieve our goals, protect the investment made by our debt certificate holders, and maximize the value of our equity holders’ investments, we will continue to focus on:

●	expanding the distribution channels for the Company’s debt securities offerings with strategic partners that share the Company’s desire to enhance Christian stewardship through Biblically responsible investments;
●	growing non-interest income generated by our broker-dealer services and loan servicing and products;
●	investing in technology to enhance our customer experience while creating operating efficiencies;
●	growing our client base;
●	expanding our broker-dealer sales staff;
●	serving the needs of credit union and CUSO clients through revenue producing strategic partnerships;

●	finding new strategic partnership opportunities with like-minded organizations that can help grow our client base and generate revenue;
●	expanding revenue through the sale of loan participation interests;
●	managing the size and cost structure of our business to match our operating environment and capital funding efforts;
●	strengthening our capital through growth in earnings;
●	growing the size of our balance sheet by originating profitable new ministry and commercial loans as we seek to increase revenue from our loan investments;
●	strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets;
●	expanding the sale of our investor debt certificates to diversify our funding sources; and
●	maintaining adequate liquidity levels.

Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the twelve months ended December 31, 2024 and 2023, along with other financial information and statistical data we believe are important to understand our financial condition, cash flows and other changes in financial condition and results of operations. This analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Summary of our December 31, 2024, Financial Results

For the year ended December 31, 2024, the Company had a net loss of $607 thousand. For this period, Company management has identified the following key trends and strategic objectives that have been reported in its financial statements:

➢	Improve Net Interest Income on Loan Investments During the years 2020 – 2024, our strategy of downsizing the Company’s balance sheet by paying down and eliminating our credit facility debt has resulted in lower interest income from our commercial loan portfolio (see chart below).

As we incrementally paid off our term debt facility, total assets declined, and our net interest income was subsequently reduced.

Company management anticipated that its debt reduction strategy would cause a short-term reduction in net interest income, not only due to volume but to rate as well, as the term debt facility was our lowest cost of funds. However, the Company believed that the long-term benefits of building capital, net equity, and eliminating debt at a discount far outweighed the costs of lower net interest income earned in 2023 and 2024. We began in 2023 to increase the amount of loan investments on our balance sheet, and, in 2024, both loan interest income and net interest income grew for the first time in six years. While our net loans receivable balance was lower at the end of 2024 than 2023, we sold several loan participations over the last half of 2024 that helped us pay off our high-interest rate lines of credit and generate other income. In 2025, the Company intends to continue to grow its loan investments. Company management expects that the yield on its portfolio will increase in the coming years as loans originated in 2020 and 2021 at 5% – 6% rates come due for their five-year rate resets that will push them into the 7% - 8% range. Company management also intends to focus on improving net interest income on its loan investments by adjusting, as needed, the interest rates it offers on its new loans as well as closely monitoring the rates it offers on its debt certificates. The Company anticipates that its patient management of the impaired assets in its loan portfolio will result in increased interest income. In March 2025, the Company received a $670 thousand payment from the borrower of an impaired loan. This payment satisfies accrued interest and fees that were previously written off and will be reflected in income during the first quarter of 2025.

➢	Reducing the Company’s Operating Expenses As a result of implementing the Company’s debt reduction strategy, our net operating income was no longer able to cover our operating expenses, resulting in losses in 2023 and 2024. In response, we have pursued a strategy of reducing expenses to make our operations more efficient and more profitable. The Company’s operating expenses totaled $5.7 million in 2022. Through a number of cost-saving initiatives, including a change in loan servicing strategy, a transition to new office space, active management of office expenses, and changes in staffing, we were able to reduce operating expenses to $5.4 million in 2023 and $4.2 million in 2024. We expect to continue to reduce expenses in 2025 through a transition to a new core processing system and a new information technology partner, both of which will provide the level of service we need at lower cost. By implementing these significant reductions in our operating expenses, we believe we can focus on growing our loan investments, and concentrate on expanding our investor notes selling efforts and advisory business.
➢	Improving Core Business Profitability From 2020 to 2022, the Company’s net income from operations primarily relied upon income generated through gains reported from principal paydowns made on our term debt facility at a discount. The Company’s intentional strategy of using available cash resources to incrementally reduce our term debt resulted in having less cash resources available to make loan investments. As noted above, we began to rebuild our loan portfolio in 2023, and our loan interest income has grown over the last two years due both to the increase in loans receivable and to an increase in the interest rates of existing adjustable-rate loans. Non-interest income in 2024 included $215 thousand related to our application for and expected receipt of an Employee Retention Credit (“ERC”) provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Non-interest income in 2023 included $1.7 million in charitable contributions to our wholly-owned subsidiary, Ministry Partners for Christ. After accounting for these non-recurring sources of other income, our non-interest income generated by our lending and broker-dealer services increased by $158 thousand over 2023, and we expect to grow those sources of revenue further in 2025.
➢	Strategic Objectives. Now that the Company has paid off our term debt credit facility, we are focusing on improving the profitability of our core business operations through making profitable commercial loans and growing our non-interest generating sources of income from our faith-based investment advisory services. In 2025, the Company intends to focus on the following objectives:
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

(v)	Expanding the revenues earned by the investment advisory, broker-dealer, and insurance operations at Ministry Partners Securities, LLC.

On March 19, 2025, the Company received $670 thousand from the proceeds of the sale of 77.9 acres of investment property by a joint venture real estate project held by one of our borrowers. We hold a loan that was the subject of a plan of reorganization under a U.S. Bankruptcy proceeding. This $670 thousand payment will be treated as the recovery of late fees, costs and accrued interest, which had previously been written off due to their uncertain collectability. With the receipt of this payment, and implementation of our strategic objectives, we believe that the Company will be able to erase the 2024 net loss and report positive earnings for 2025.

Two Year Comparison of Financial Condition as of December 31,:

			Comparison
	2024	2023	$ Difference	% Difference

	(dollars in thousands)
Assets:
Cash	$9,014	$10,854	$(1,840)	(17%)
Restricted cash	1,757	1,757	—	—%
Certificates of deposit	1,304	1,279	25	2%
Loans receivable, net of allowance for loan losses of $1,156 and $1,501 as of December 31, 2024 and 2023, respectively	93,171	98,573	(5,402)	(5%)
Accrued interest receivable	447	432	15	3%
Investments in joint venture	873	871	2	0%
Other investments	1,082	1,052	30	3%
Property and equipment, net	84	56	28	50%
Foreclosed assets, net	301	301	—	—%
Servicing assets	177	98	79	81%
Other assets	1,040	1,374	(334)	(24%)
Total assets	$109,250	$116,647	$(7,397)	(6%)
Liabilities and members’ equity
Liabilities:
Lines of credit	$—	$4,500	$(4,500)	(100%)
Other secured borrowings	6	7	(1)	(14%)
Debt certificates payable, net of debt issuance costs of $88 and $52 as of December 31, 2024 and 2023, respectively	95,073	96,979	(1,906)	(2%)
Accrued interest payable	348	383	(35)	(9%)
Other liabilities	1,892	1,683	209	12%
Total liabilities	97,319	103,552	(6,233)	(6%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Accumulated earnings	(1,293)	(129)	(1,164)	902%
Total members' equity	11,931	13,095	(1,164)	(9%)
Total liabilities and members' equity	$109,250	$116,647	$(7,397)	(6%)

Total assets decreased by 6% due to the payoff of $4.5 million in lines of credit and $2 million in notes payable. The cash for debt payments was obtained through $8.4 million in loan sales throughout 2024.

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

Loan Types

	Year Ended December 31, (dollars in thousands)
	2024		2023
	Amount	% of Portfolio	Amount	% of Portfolio
Non-profit commercial loans:
Real estate secured	$83,724	88.5%	$87,517	87.2%
Construction	188	0.2%	7	0.0%
Other secured	—	—%	—	—%
Unsecured	48	0.1%	74	0.1%
Total non-profit commercial loans:	$83,960	88.7%	$87,598	87.3%
For-profit commercial loans:
Real estate secured	$10,678	11.3%	12,783	12.7%
Construction	—	—%	—	—%
Total for-profit commerical loans	$10,678	11.3%	$12,783	12.7%
Total loans	$94,638	100.0%	$100,381	100.0%

Maturities and Sensitivities of Loans to Changes in Interest Rates

	Dollar Amount of Loans Receivable Maturing (in thousands)
As of	Due 1 Yr or Less	Due 1yr to 5 Yrs	Due After 5 Yrs	Total
December 31, 2024	$11,627	56,048	26,963	$94,638

Included in the table above are 80 adjustable-rate loans totaling 54% of the total balance. Adjustable-rate loans reduce the interest rate risk compared to fixed rate loans with similar cash flow characteristics.

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

We closely watch these non-performing assets on an ongoing basis. Management evaluates the potential risk of loss on these loans and foreclosed assets in one of three ways:

●	the present value of expected future cash flows discounted at the loan’s effective interest rate;
●	the obtainable market price; or
●	the fair value of the collateral if the loan is collateral-dependent.

The following table presents our non-performing assets:

Nonaccrual, Past Due, Non-performing Modified Loans, and Foreclosed Assets
($ in thousands)
	December 31,	December 31,	December 31,
	2024	2023	2024
	Total Recorded Balance	Total Recorded Balance	Interest Earned	Interest that Should have Been Earned*
Non-accrual loans**	$11,520	$11,384	$769	$941
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	—	—	—	—
Loans not included above which are non-performing modified loans	5,408	5,408	298	298
Foreclosed Assets, net of valuation allowance	301	301	—	—
Total	$17,229	$17,093	$1,067	$1,239

*the gross interest income that would have been recorded in the period if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination

** $6.1 million is included in total non-accrual loans as of December 31, 2024 related to a loan that has been put on non-accrual due to prior delinquency but is making regular principal and interest payments.

Allowance for Loan Losses

For information on our allowance for loan losses and how it is calculated please see the header “Allowance for Loan Losses” in Note 2 as well as “Allowance for Loan Losses” in Note 4 in the consolidated financial statements and notes thereto in this Report beginning at page F1.

The following chart details our allowance for loan losses:

	Allowance for Loan Losses
	Twelve months ended
	December 31,
	2024	2023

	($ in thousands)
Balances:
Average total loans outstanding during period	$97,957	$90,477
Total non-performing loans outstanding at end of the period	16,928	16,792
Total loans outstanding at end of the period	94,638	100,381
Allowance for loan losses:
Balance at the beginning of period	$1,501	$1,551
Adjustment related to implementation of CECL model	—	112
Provision credit to expense	(126)	(142)
Charge-offs
Non-profit, Wholly-Owned First Amortizing	(219)	(20)
Total	(219)	(20)
Recoveries
Non-profit, Wholly-Owned First Amortizing	—	—
Total	—	—

Net loan charge-offs	(219)	(20)
Accretion of allowance related to restructured loans	—	—
Balance	$1,156	$1,501

Ratios:
Net loan (charge-offs) / recoveries to average total loans	(0.22)%	(0.02)%
Provision credit for loan losses to average total loans	(0.13)%	(0.16)%
Allowance for loan losses to non-performing loans at the end of the period	6.83%	6.88%
Allowance for loan losses to total loans at the end of the period	1.22%	1.50%
Net loan recoveries to credit for allowance for loan losses at the end of the period	—%	—
Net loan (charge-off) / recoveries to credit for loan losses	173.81%	14.08%

See the header “Provision” further on in the Management’s Discussion and Analysis in the section titled “Results of Operations” for information on factors which influenced the amount of the allowance credited to operating expense.

The following table shows the Company’s allocation of allowance for loan losses by loan categories as of December 31, 2024 (dollars in thousands):

		Percent of loans
		in each category
Loan Categories	Amount	to total loans
Non-profit commercial loans:
Real estate secured	$1,119	88%
Construction	—	0%
Other secured	—	0%
Unsecured	1	1%
Total non-profit commercial loans:	$1,120	89%
For-profit commercial loans:
Real estate secured	36	11%
Construction	—	0%
Total for-profit commercial loans	$36	11%
Total loans	$1,156	100%

At this time management is not able to approximate an anticipated amount of charge-offs in 2025.

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

Our 2021 Class A Offering expired December 31, 2023. We began selling our new offering, the 2024 Class A Debt Certificates, on February 6, 2024.

The balances of our outstanding debt certificates are as follows (dollars in thousands):

		As of		As of
		December 31, 2024		December 31, 2023
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$5,979	3.91%	$12,555	4.19%
2021 Class A Offering	Unsecured	33,336	4.75%	69,421	4.95%
2024 Class A Offering	Unsecured	31,247	4.95%	—	—%
Public offering total		$70,562	4.77%	$81,976	4.83%

Private Offerings
Subordinated Notes	Unsecured	$24,599	5.15%	$15,055	4.76%
Private offering total		$24,599	5.15%	$15,055	4.76%

Total debt certificates payable		$95,161	4.87%	$97,031	4.82%

Members’ Equity

During the year ended December 31, 2024, total members’ equity decreased by $1.2 million attributable to a loss of $607 thousand and dividend distributions of $557 thousand. We did not repurchase or sell any membership equity units during the year ended December 31, 2024.

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

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and has a contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 12% at December 31, 2024, which is above the minimum set by our policy.

Liquidity Sources

In response to the economic uncertainty created from the COVID-19 pandemic, management began to generate liquidity by selling participation interests in its loans receivable during 2020 and throughout 2021. After selling fewer loans in 2022 and 2023, the Company began selling loan participations in 2024 in order to rely less on high interest rate lines of credit. During the period ended December 31, 2024, we generated $8.4 million in cash from the sale of loan participation interests.

An additional liquidity tool we use in conjunction with our loan participation sales is a $5.0 million warehouse line of credit (“KCT LOC”) with Kane County Teachers Credit Union (“KCT”). This line of credit was established for the specific purpose of funding loan originations, and we intend to offer participation interests in these loans to repay the credit facility while generating servicing fee revenue. We are required to repay each advance within one hundred twenty (120) days after receiving the funds. The KCT LOC has a one-year maturity date ending on June 6, 2025. The KCT LOC will automatically renew for a one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement. We borrowed $4.5 million on this facility and paid $193.2 thousand in interest expense during the year ended December 31, 2024. As of December 31, 2024, we had repaid all outstanding balances on the KCT LOC.

The Company has two other revolving lines of credit. The Company has a revolving $5.0 million short-term demand credit facility (“ACCU LOC”) with America’s Christian Credit Union. The ACCU LOC has a one-year term with a maturity date of September 30, 2025. The ACCU LOC will automatically renew for a one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement. As of December 31, 2024, we had no outstanding balance due on this facility, although the line was fully drawn at one point during the year. $199.7 thousand in interest expense was incurred on the ACCU LOC for the year ended December 31, 2024. The Company does not have any restrictions on how the funds may be used for this facility.

We also have a $5.0 million short-term demand credit facility with KCT. The Company can use this operating line as needed and it has a one-year term with a maturity date of June 6, 2025. The KCT LOC will automatically renew for a one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement. As of December 31, 2024, and at each month end during 2024, we had no outstanding balance on this operating line of credit.

Management believes, if necessary, we will be able to raise additional cash through loan and debt certificate sales to keep sufficient levels of cash available to meet our debt obligations to investors. Because the Company was successful in raising cash from loan repayments, sales of loan participations, and its use of short-term credit facilities, we were able to take advantage of the opportunity to pay down our term debt facility at a discount, as described above. Despite this paydown, the Company is still operating with cash levels above its Board-approved policy. Cash, restricted cash, and certificates of deposit were $12.1 million as of December 31, 2024.

Debt Certificates

The sale of our debt certificates contributes significantly to funding our mortgage loan investments. Through sales of our publicly offered debt certificates and privately placed debt certificates, we expect to fund new loans. We also use the cash we receive from our debt certificates sales to fund general operating activities.

As of December 31, 2024, our investor debt certificates had future maturities during the following twelve-month periods ending December 31, (dollars in thousands):

2025	$39,781
2026	25,649
2027	15,444
2028	4,526
2029	9,761
95,161
Less: debt issuance costs	88
Debt certificates payable, net of debt issuance costs	$95,073

Historically, we have been successful in generating reinvestments by our debt certificate holders when the securities they hold mature. The table below shows the renewal rates of our maturing securities over the last three years.

2024	75%
2023	82%
2022	63%

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s debt instruments as of December 31, 2024 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
KCT Warehouse LOC	9.000%	Variable	$—	$—	6/6/2025	$8,263	$—
KCT Operating LOC	9.000%	Variable	—	—	6/6/2025	4,874	1,250
ACCU LOC	8.250%	Variable	—	—	9/23/2025	6,972	—
ACCU Secured	Various	Fixed	6	—	Various	—	6

Note: Disclosed cash pledged and collateral balances will get pledged once and if the LOC is drawn on.

The ACCU secured borrowing is a loan participation sold with recourse that is classified as a secured borrowing.

Debt Covenants

Under our line of credit agreements and our debt certificate documents, we are bound to follow certain affirmative and negative covenants. Failure to follow our covenants could require all interest and principal to become due. As of December 31, 2024, we are in compliance with the covenants on our securities payable and lines of credit.

●	For more information regarding our debt certificates payable, refer to “Note 11. Debt Certificates Payable of Part II, Item 8. of this Report.
●	For more information on our credit facilities, refer to “Note 10. Credit Facilities and Other Debt”, to Part II, Item 8. of this Report.

Results of Operations:

For the year ended December 31, 2024

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

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Twelve Months Ended December 31,
	(Dollars in Thousands)
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$12,887	$579	4.48%	$15,492	$621	4.02%
Interest-earning loans[1][2]	96,773	6,700	6.90%	91,536	5,800	6.35%
Total interest-earning assets	109,660	7,279	6.62%	107,028	6,421	6.02%
Non-interest-earning assets	3,540	—	—%	2,801	—	—%
Total Assets	$113,200	$7,279	6.41%	$109,829	$6,421	5.86%

Liabilities:
Debt certificates payable gross of debt issuance costs	$94,447	$4,569	4.82%	$90,553	$4,111	4.55%
Other debt	4,369	393	8.97%	3,016	246	8.18%
Total interest-bearing liabilities	$98,816	$4,962	5.01%	$93,569	$4,357	4.67%
Debt issuance cost		75			128
Total interest-bearing liabilities net of debt issuance cost	$98,816	5,037	5.08%	$93,569	4,485	4.81%
Net interest income		$2,242			$1,936
Net interest margin			2.04%			1.81%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

[2] Interest income on loans includes deferred fee amortization of $111 thousand and $231 thousand for the years ended years ended December 31, 2024 and 2023, respectively.

Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended
	December 31, 2024 vs. 2023
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(108)	$66	$(42)
Interest-earning loans	379	521	900
Total interest-earning assets	271	587	858
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	421	37	458
Other debt	121	26	147
Debt issuance cost	—	(53)	(53)
Total interest-bearing liabilities	542	10	552
Change in net interest income	$(271)	$577	$306

Net interest income increased 16% during the year ended December 31, 2024. This was due both to an increase in interest-earning assets over 2023, as well as a larger increase in the average yield earned by assets as compared to the average rate paid on debt certificates and other debt.

The yield on interest-earning accounts with other financial institutions increased as we closely managed our funds to take advantage of the high interest rate environment driven by high rates on Federal Reserve Board funds. Interest on our interest-earning loans increased by $900 thousand due to an increase in both the volume of average loans receivable and in the interest rates we receive on new and renewed loans. The volume variance is a result of increased lending activity as the Company funded $8.7 million in loans during the year. While some of these loans paid off or were sold in the later part of the year, they were outstanding for long enough to drive up the average balance for the year. The rate variance is due to new and renewed loans receiving a higher interest rate in the current rate environment. The weighted average rate on the loan portfolio increased 25 basis points from 6.53% to 6.88% during the year ended December 31, 2024.

Total interest expense increased mostly due to a rate variance on debt certificates payable. The rate variances were due to higher offering rates on new note sales as well as our lines of credit as U.S. Treasury rates were higher than in 2023 for most of 2024.

The Company’s net interest margin increased due to the changes described above. The Company intends to grow its loan portfolio in 2025 and beyond in order to increase net interest income.

Provision and non-interest income and expense

	Twelve months ended
	December 31,		Comparison
	(dollars in thousands)
	2024	2023	$ Change	% Change
Net interest income	$2,242	$1,936	$306	16%
Provision (credit) for loan losses	(126)	(142)	16	(11%)
Net interest income after provision (credit) for loan losses	2,368	2,078	290	14%
Total non-interest income	1,257	2,584	(1,327)	(51%)
Total non-interest expenses	4,212	5,399	(1,187)	(22%)
Income (loss) before provision for income taxes	(587)	(737)	150	(20%)
Provision for income taxes and state LLC fees	20	20	—	—%
Net income (loss)	$(607)	$(757)	$150	(20%)

Provision

In 2024, the Company recorded a credit to provision for loan losses due to transfers from collectively reviewed loans to individually reviewed loans which were either fully covered by collateral or did not require additional provision for using a discounted cash flow analysis.

Non-interest income

Non-interest income was lower in 2024 mostly due to a non-recurring charitable contribution made to MPC, our not-for-profit foundation that makes charitable grants to Christian organizations. MPC received a grant of $1.7 million in 2023, but the funds are restricted and must be used for charitable purposes. As compared to 2023, non-interest income from other sources mostly increased. Broker-dealer fees and commissions increased by $92 thousand, gains on loan sales increased by $87 thousand, and the Company also recorded a $215 thousand Employee Retention Credit. The latter is non-recurring, but the Company anticipates continuing to supplement its interest income with increased revenue from lending activities and broker-dealer services.

Non-interest expenses

Non-interest expense was lower in 2024 due to lower salaries and benefits of $1.2 million. In 2023, we paid retirement benefits to our former Chief Executive Officer under a Supplemental Executive Retirement Plan. See Item II. “Executive and Board of Manager Compensation of the Report.”

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

Included herewith are the following financial statements:

Report of Independent Registered Public Accounting Firm

To the Members

Ministry Partners Investment Company, LLC

Brea, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, members’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of the Allowance for Credit Losses Related to the Loan Portfolio

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $1.2 million as of December 31, 2024, a portion of which related to the allowance for credit losses (ACL) on loans evaluated on a collective basis (the “Collective ACL”), while the other portion related to loans evaluated individually.

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

We identified the assessment of the December 31, 2024 ACL on the Company’s loans as a critical audit matter. A high degree of audit effort, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the December 31, 2024 Collective ACL methodology, including the significant assumptions used to estimate the probability of default. Such significant assumptions included portfolio segmentation, risk ratings, and macroeconomic variables. The assessment also included the evaluation of the qualitative factors by portfolio class. Further, the assessment required evaluation of a specific reserve for the loans evaluated individually. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter.

We evaluated the Company’s process to develop the December 2024 Collective ACL on the Company’s loans by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we:

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

March 31, 2025

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2024 and 2023

(dollars in thousands except unit data)

	2024	2023
Assets:
Cash and cash equivalents	$9,014	$10,854
Restricted cash	1,757	1,757
Certificates of deposit	1,304	1,279
Loans receivable, net of allowance for loan losses of $1,156 and $1,501 as of December 31, 2024 and 2023, respectively	93,171	98,573
Accrued interest receivable	447	432
Investments in joint venture	873	871
Other investments	1,082	1,052
Property and equipment, net	84	56
Foreclosed assets, net	301	301
Servicing assets	177	98
Other assets	1,040	1,374
Total assets	$109,250	$116,647
Liabilities and members’ equity
Liabilities:
Lines of credit	$—	$4,500
Other secured borrowings	6	7
Debt certificates payable, net of debt issuance costs of $88 and $52 as of December 31, 2024 and 2023, respectively	95,073	96,979
Accrued interest payable	348	383
Other liabilities	1,892	1,683
Total liabilities	97,319	103,552
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at December 31, 2024 and 2023 (liquidation preference of $100 per unit); See Note 14	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at December 31, 2024 and 2023; See Note 14	1,509	1,509
Accumulated deficit	(1,293)	(129)
Total members' equity	11,931	13,095
Total liabilities and members' equity	$109,250	$116,647

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2024 and 2023

(dollars in thousands)

	2024	2023
Interest income:
Interest on loans	$6,700	$5,800
Interest on interest-bearing accounts	579	621
Total interest income	7,279	6,421
Interest expense:
Other debt	393	246
Debt certificates	4,644	4,239
Total interest expense	5,037	4,485
Net interest income	2,242	1,936
Credit for loan losses	(126)	(142)
Net interest income after credit for loan losses	2,368	2,078
Non-interest income:
Broker-dealer commissions and fees	743	651
Other income	514	1,933
Total non-interest income	1,257	2,584
Non-interest expenses:
Salaries and benefits	1,975	3,132
Marketing and promotion	66	91
Office occupancy	124	191
Office operations and other expenses	1,600	1,628
Foreclosed assets, net	11	10
Legal and accounting	436	347
Total non-interest expenses	4,212	5,399
Loss before provision for income taxes and state LLC fees	(587)	(737)
Provision for income taxes and state LLC fees	20	20
Net loss	$(607)	$(757)

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

For the years ended December 31, 2024 and 2023

(dollars in thousands)

	Series A Preferred Units		Class A Common Units
	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Total

Balance, December 31, 2022	117,100	$11,715	146,522	$1,509	$1,402	$14,626
Adjustment related to implementation of CECL model	—	—	—	—	(113)	(113)
Net loss	—	—	—	—	(757)	(757)
Dividends on preferred units	—	—	—	—	(661)	(661)
Balance, December 31, 2023	117,100	$11,715	146,522	$1,509	$(129)	$13,095
Net loss	—	—	—	—	(607)	(607)
Dividends on preferred units	—	—	—	—	(557)	(557)
Balance, December 31, 2024	117,100	$11,715	146,522	$1,509	$(1,293)	$11,931

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023

(dollars in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(607)	$(757)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	33	47
Amortization of deferred loan fees, net	(111)	(73)
Amortization of debt issuance costs	74	128
Credit for loan losses	(126)	(142)
Adoption of new accounting standard	—	(113)
Accretion of loan discount	(17)	(15)
Gain on sale of loans	(96)	(14)
Loss on retirement of property and equipment	2	—
Gain on other investments	(30)	(34)
Changes in:
Accrued interest receivable	(15)	45
Other assets	378	(790)
Accrued interest payable	(34)	102
Other liabilities	225	(632)
Net cash used by operating activities	(324)	(2,248)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(66)	(6,099)
Loan originations	(8,721)	(17,112)
Loan sales	8,370	502
Loan principal collections	6,045	9,440
Purchase of other investments	—	—
Purchase of certificates of deposit	(26)	(29)
Purchase of property and equipment	(63)	—
Retirement of property and equipment	—	37
Net cash provided (used) by investing activities	5,539	(13,261)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	—	—
Borrowings, net of repayments on lines of credit	(4,500)	1,500
Net change in secured borrowings	—	—
Net change in debt certificates payable	(1,870)	17,873
Debt issuance costs	(110)	(122)
Dividends paid on preferred units	(575)	(695)
Net cash provided (used) by financing activities	(7,055)	18,556
Net increase (decrease) in cash and restricted cash	(1,840)	3,047
Cash, cash equivalents, and restricted cash at beginning of period	12,611	9,564
Cash, cash equivalents, and restricted cash at end of period	$10,771	$12,611
Supplemental disclosures of cash flow information
Interest paid	$5,071	$4,383
Income taxes paid	32	8
Leased assets obtained in exchange of new operating lease liabilities	387	—
Lease liabilities recorded	387	—
Dividends declared to preferred unit holders	130	148

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

Cash and Cash Equivalents

Cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of December 31, 2024 and December 31, 2023.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had $1.3 million in certificates with terms greater than three months as of December 31, 2024 and December 31, 2023.

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

On a periodic basis, or whenever events or circumstances arise that would necessitate analysis, management analyzes the Company’s investment in the joint venture for impairment. In this analysis, management compares the carrying value of the investment to the estimated value of the underlying real property. The Company records any impairment charges as a valuation allowance against the value of the asset. Management records these valuation changes as realized gains or losses on investment on the Company’s consolidated statements of operations. Management determined that the investment in the joint venture was not impaired as of December 31, 2024.

Other Investments

In June 2022, MP Securities purchased two ten-year fixed annuities from insurance companies. These annuities each carry unique features, including guaranteed fixed income components, variable income components, premium bonuses, and potential withdrawal charges. The Company carries these investments at cost and adjusts for guaranteed income when such income is realized. The principal balances of these annuities are guaranteed but are not insured; however, management determined that the annuities were not impaired at December 31, 2024 and December 31, 2023, and does not anticipate losses.

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

For-profit Commercial Loans: Loans made to for-profit commercial borrowers are underwritten based on the cash flows and other key financial performance indicators of the borrower and its guarantor, if applicable, as well as the value of the collateral securing the loan. Repayment of these loans is generally dependent on the success of the business operated on the property being used to secure the loan.

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

Note 2. Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. At December 31, 2024 and December 31, 2023, the Company did not pledge cash for its term-debt or lines of credit. At December 31, 2024 and December 31, 2023, the Company had $6 thousand in cash pledged as collateral for its secured borrowings. See Note 3: Related Party Transactions for additional details. This amount is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$9,014	$10,854
Restricted cash	1,757	1,757
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$10,771	$12,611

Restricted cash includes $1.7 million donated to MPC as permanently restricted funds under a designated fund agreement. The agreement allows for limited annual distributions of the funds.

Other amounts included in restricted cash represent those required to be set aside in the CRD account with Financial Industry Regulation Authority (“FINRA”), funds the Company has deposited with RBC Dain as clearing deposits, and the $6 thousand in cash maintained in an account with ACCU as collateral for the Company’s secured borrowings as described above. The Company may only use the CRD funds for certain fees charged by FINRA. These fees are to maintain the membership status of the Company or are related to the licensing of registered and associated persons of the Company.

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

Related Party Transactions with Owners

The Company has entered into several transactions with its equity owners. The following table (dollars in thousands) describes the nature and dollar amounts of the related party transactions with these owners:

	December 31,	December 31,
	2024	2023
Balance Sheet Items
Cash and cash equivalents held at related parties	$5,153	$3,621
Lines of credit payable to related parties	—	4,500

Off Balance Sheet Items
Loans serviced for the related parties	$5,977	$5,709

	Year ended
	December 31,
	2024	2023
Income Statement Items
Interest income on loans purchased from related parties	$83	$53
Interest income on interest-bearing accounts held at related parties	153	120
Interest expense on other debt due to related parties	200	245
Networking fees paid to related parties for referring business to the Company	118	111
Income from broker services provided to related parties	30	29

Related Party Transactions with Non-Owner Organizations

The Company has entered into several transactions with Kane County Teacher’s Credit Union (“KCT”), whose former Chief Executive Officer and President, Mr. R. Michael Lee, serves as our Chairman of the Board and therefore possessed the ability to significantly influence the management of both parties. On April 3, 2024, KCT and Consumers Credit Union announced their intent to merge. This merger transaction was completed on December 1, 2024. Mr. Lee currently serves as the President Emeritus for Consumers Credit Union. The Company’s management is evaluating whether Mr. Lee’s position would require future transactions with Consumers Credit Union to be recognized under its Related Party Transaction Policy.

The following table describes the nature and dollar amounts of the related party transactions with KCT:

	December 31,	December 31,
Balance Sheet Items	2024	2023
Cash and cash equivalents held at related parties	$—	$30
Certificates of deposit held at related parties	1,305	1,279

Off Balance Sheet Items
Loans serviced for the related parties	$3,313	$3,386

	Three months ended
	December 31,
	2024	2023
Income Statement Items
Interest on interest-bearing accounts held at related parties	$61	$48
Interest expense on other debt due related parties	193	1
Networking fees paid to related parties for referring business to the Company	212	44

Related Party Transactions with Management

From time to time, the Company’s Board and members of its executive management team have purchased debt certificates from the Company or have purchased investment products through MP

Securities. The following table (dollars in thousands) describes the nature and dollar amounts of these related party transactions with its management:

	December 31,	December 31,
	2024	2023
Outstanding public offering debt certificates payable to officers and managers	$2,276	$2,871

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

The Company primarily makes or purchases participations in loans that are made to Christian non-profit organizations and churches. The purpose of these loans is to purchase, construct, or improve facilities. Occasionally the company for-profit commercial loans to meet the Company’s revenue and yield goals, as well as to diversify the Company’s loan portfolio. Maturities on the loan portfolio extend through 2038. The loan portfolio had a weighted average rate of 75.81% and 6.53% as of December 31, 2024 and December 31, 2023, respectively. Loans receivable at December 31, 2024 and December 31, 2023, include $6 thousand in loan participations transferred under a recourse agreement.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	December 31,	December 31,
	2024	2023
Non-profit commercial loans:
Real estate secured	$83,912	$87,524
Other secured	—	—
Unsecured	48	74
Total non-profit commercial loans:	83,960	87,598
For-profit commercial loans:
Real estate secured	10,678	12,783
Total loans	94,638	100,381
Deferred loan fees, net	(100)	(139)
Loan discount	(211)	(168)
Allowance for loan losses	(1,156)	(1,501)
Loans, net	$93,171	$98,573

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses using CECL methodology as of December 31, 2024. Upon the adoption of the CECL model on January 1, 2023, the Company recorded a one-time cumulative-effect adjustment to retained earnings on its consolidated balance sheet of $113 thousand. This includes a reduction in retained earnings of $112 thousand to increase the allowance for loan losses based on the additional expected credit losses in the Company’s portfolio on day one of its implementation of the expected loss methodology required by ASU 2016-13.

The following table shows the changes in the allowance for loan losses for the years ended years ended December 31, 2024 and 2023 (dollars in thousands):

	December 31,
	2024			2023
Segment:	Non-profit Commercial	For-profit Commercial	Total	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,471	$30	$1,501	$1,530	$21	$1,551
Adjustment related to implementation of CECL model	—	—	—	128	(16)	112
Provision (credit) for loan loss	(133)	7	(126)	(167)	25	(142)
Charge-offs	(219)	—	(219)	(20)	—	(20)
Recoveries	—	—	—	—	—	—
Balance, end of period	$1,119	$37	$1,156	$1,471	$30	$1,501

The table below presents loans by portfolio segment and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands):

	Loans and Allowance for Loan Losses (by segment)
	As of
	December 31,	December 31,
	2024	2023
Non-profit Commercial Loans:
Individually evaluated for impairment	$14,855	$16,792
Collectively evaluated for impairment	69,105	70,806
Total Non-profit Commercial Loans	83,960	87,598
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	10,678	12,783
Total For-profit Commercial Loans	10,678	12,783
Total Balance	$94,638	$100,381

Allowance for loan losses:
Non-profit Commercial Loans:
Individually evaluated for impairment	$463	$669
Collectively evaluated for impairment	656	802
Total Non-profit Commercial Loan Allowance	1,119	1,471
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	37	30
Total For-profit Commercial Loan Allowance	37	30
Balance	$1,156	$1,501

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2024
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$41,686	$24,565	$5,408	$8,042	$—	$—	$79,701
Wholly Owned Other Amortizing	1,357	—	—	1,405	—	—	2,762
Wholly Owned Unsecured Amortizing	19	27	—	—	—	—	46
Wholly Owned Unsecured LOC	22	—	—	—	—	—	22
Participation First	1,241	—	—	—	—	—	1,241
Total Non-profit Commercial Loans	44,513	24,592	5,408	9,447	—	—	83,960
For-profit Commercial Loans
Wholly Owned First Amortizing	6,741	816	—	—	—	—	7,557
Participation First	1,497	130	—	—	—	—	1,627
Participation Construction	1,494	—	—	—	—	—	1,494
Total For-profit Commercial Loans	9,732	946	—	—	—	—	10,678
Total Loans	$54,245	$25,538	$5,408	$9,447	$—	$—	$94,638

Credit Quality Indicators (by class)
As of December 31, 2023
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$35,106	$32,891	$5,408	$9,882	$—	$—	$83,287
Wholly Owned Other Amortizing	1,405	—	—	1,502	—	—	2,907
Wholly Owned Unsecured Amortizing	25	28	—	—	—	—	53
Wholly Owned Unsecured LOC	46	—	—	—	—	—	46
Wholly Owned Construction	7	—	—	—	—	—	7
Participation First	1,298	—	—	—	—	—	1,298
Total Non-profit Commercial Loans	37,887	32,919	5,408	11,384	—	—	87,598
For-profit Commercial Loans
Participation First	1,776	—	—	—	—	—	1,776
Participation Construction	1,433	—	—	—	—	—	1,433
Total For-profit Commercial Loans	12,783	—	—	—	—	—	12,783
Total Loans	$50,670	$32,919	$5,408	$11,384	$—	$—	$100,381

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$6,745	$1,215	$910	$8,870	$70,831	$79,701	$—
Wholly Owned Other Amortizing	—	—	—	—	2,762	2,762	—
Wholly Owned Unsecured Amortizing	—	—	—	—	46	46	—
Wholly Owned Unsecured LOC	—	—	—	—	22	22	—
Participation First	—	—	—	—	1,241	1,241	—
Participation Construction	—	—	—	—	—	—	—
Total Non-profit Commercial Loans	6,745	1,215	910	8,870	75,090	83,960	—
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	7,557	7,557	—
Participation First	—	—	—	—	1,627	1,627	—
Participation Construction	—	—	—	—	1,494	1,494	—
Total For-profit Commercial Loans	—	—	—	—	10,678	10,678	—
Total Loans	$6,745	$1,215	$910	$8,870	$85,768	$94,638	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$7,020	$143	$875	$8,038	$75,249	$83,287	$—
Wholly Owned Other Amortizing	—	—	—	—	2,907	2,907	—
Wholly Owned Unsecured Amortizing	—	—	—	—	53	53	—
Wholly Owned Unsecured LOC	—	—	—	—	46	46	—
Wholly Owned Construction	—	—	—	—	7	7	—
Participation First	—	—	—	—	1,298	1,298	—
Total Non-profit Commercial Loans	7,020	143	875	8,038	79,560	87,598	—
For-profit Commercial Loans
Participation First	—	—	—	—	1,776	1,776	—
Participation Construction	—	—	—	—	1,433	1,433	—
Total For-profit Commercial Loans	—	—	—	—	12,783	12,783	—
Total Loans	$7,020	$143	$875	$8,038	$92,343	$100,381	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class as of and for the years ended years ended December 31, 2024 and 2023, respectively. The unpaid principal balance reflects the contractual principal outstanding on the loan. Included in the balance of impaired loans are loan modifications that performed according to contractual terms and that the Company has upgraded to pass or watch since the date of the modification. The recorded investment reflects the unpaid principal balance less any interest payments that management has recorded against principal and less discounts taken. No loans in the Company’s commercial loan segment were classified as impaired or non-accrual at December 31, 2024 or at December 31, 2023. The tables below represent the breakdown by class of the non-profit loan portfolio segment only (dollars in thousands):

	For the years ended
Impaired Non-profit Commercial Loans (by class)	December 31,	December 31,
	2024	2023
Wholly Owned First Amortizing
Average recorded investment	$20,154	$21,786
Interest income recognized	1,326	1,487
Wholly Owned Other Amortizing
Average recorded investment	703	751
Interest income recognized	—	—
Total Impaired Loans
Average recorded investment	$20,857	$22,537
Interest income recognized	1,326	1,487

Impaired Non-profit Commercial Loans (by class)	As of	As of
	December 31,	December 31,
	2024	2023
Wholly Owned First Amortizing
Recorded investment with specific allowance	$7,364	$15,569
Recorded with no specific allowance	12,777	4,598
Total recorded investment	$20,141	$20,167
Unpaid principal balance	$20,675	$20,419
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$1,405	$—
Recorded with no specific allowance	—	—
Total recorded investment	$1,405	$—
Unpaid principal balance	$1,685	$—
Total Impaired Loans
Recorded investment with specific allowance	$8,769	$15,569
Recorded with no specific allowance	12,777	4,598
Total recorded investment	$21,546	$20,167
Unpaid principal balance	$22,360	$20,419

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	December 31, 2024	December 31, 2023
Non-profit Commercial Loans:
Wholly Owned First Amortizing	$10,114	$5,933
Wholly Owned Other Amortizing	1,405	—
Total	$11,519	$5,932

The Company modified six loans during the year ended December 31, 2024. The Company modified two loans during the year ended December 31, 2023.

A summary of loans the Company modified during the years ended December 31, 2024 and 2023 is as follows (dollars in thousands):

Troubled Debt Restructurings (by class)
	For the twelve months ended
	December 31, 2024	December 31, 2023
Non-profit Commercial Loans:
Wholly Owned First Amortizing
Number of Loans	6	2
Pre-Modification Outstanding Recorded Investment	$5,566	$6,253
Post-Modification Outstanding Recorded Investment	5,566	6,253
Recorded Investment At Period End	5,311	6,248
Wholly Owned Junior
Total
Number of Loans	6	2
Pre-Modification Outstanding Recorded Investment	$5,566	$6,253
Post-Modification Outstanding Recorded Investment	5,566	6,253
Recorded Investment At Period End	5,311	6,248

Of the six loans modified during the year ended December 31, 2024, all six were granted short-term extensions of their maturity dates. Five of the six loans had modifications that changed their payment type to interest-only. One of the non-profit commercial loans the Company modified during the year ended December 31, 2023, subsequently defaulted during the period. The recorded investment in this loan was $6.1 million as of December 31, 2023.

The Company had two previously restructured loans that were past maturity as of December 31, 2024. One of these loans has been completely written off as of December 31, 2024. For the other loans, the Company has entered into a forbearance agreement with the borrower and is evaluating what actions it should undertake to protect its investment on the loan. The forbearance agreement includes reduced monthly payment amounts and additional reporting requirements.

As of December 31, 2024, no additional funds were committed to be advanced in connection with modified loans.

Note 5. Investments

Investments in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). Intertex is a managing member of the LLC, with authority to direct operations. The Company is a non-managing member with no authority beyond limited rights granted to the Company by the operating agreement. The Valencia Hills Project is a joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand and represented 100% of the ownership of the joint venture. Under the terms of the operating agreement, the members of the joint venture are entitled to receive their respective capital contributions until the balance is reduced to zero. After these payments are made, the Company is entitled to receive 30% of the profits generated by the operation of the joint venture or disposition of the property. The Company’s ownership percentage in the joint venture was 73% as of December 31, 2024, and 74% as of December 31, 2023.

The value of the Company’s investment in the joint venture was $873 thousand and $871 thousand, as of December 31, 2024 and 2023, respectively. Management’s impairment analysis of the investment as of December 31, 2024, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in a certificate of deposit with an original maturity greater than three months at December 31, 2024 and 2023.

Details of certificates with original maturities of greater than three months owned by the Company as of December 31, 2024 and 2023, are as follows (dollars in thousands):

December 31, 2024
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	3/15/2024	$1,305	5.37%	3/15/2025

December 31, 2023
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	7/11/2023	$1,250	4.75%	2/11/2024

The certificate identified above was purchased from KCT and is pledged as a compensating balance under the terms of the KCT Warehouse LOC. This certificate was renewed at maturity for a twelve-month term. See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities.

Other Investments

In June 2022, the Company entered into two indexed annuity insurance contracts whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years. The Company recognized $30 thousand and $34 thousand, respectively, in income on these investments during the years ended December 31, 2024 and 2023.

Additional information related to these investments is as follows (dollars in thousands):

				Income for the year ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	December 31, 2024	December 31, 2023
Fixed annuity	June 2032	$1,000	$1,082	$30	$34

Note 6. Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such (dollars in thousands):

	December 31,
	2024	2023
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$743	$651
Gains on loan sales	101	14
Other investment income	30	34
Other non-interest income	215	12
Non-interest income, out of scope, ASC 606
Lending fees	168	173
Charitable contributions, with donor restrictions	—	1,700
Gain on debt extinguishment	—	—
Total non-interest income	$1,257	$2,584

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

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $215 thousand within other income in its Consolidated Statements of Operation for the year ended December 31, 2024. The $215 thousand in ERC income is included in other non-interest income in the table above. We recorded a corresponding accrual for the benefit expected to be received within other assets on the Condensed Consolidated Balance Sheet as of December 31, 2024.

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

	For the twelve months ended
(dollars in thousands)	December 31, 2024	December 31, 2023
Broker-dealer revenue
Securities commissions
Transactional	$59	$18
AUM	61	54
Total	120	72
Sale of investment company shares
Transactional	15	15
AUM	72	70
Total	87	85
Other insurance product revenue
Transactional	101	101
AUM	48	54
Total	149	155
Advisory fee income
Transactional	—	3
AUM	387	336
Total	387	339
Total broker-dealer revenue
Transactional	175	137
AUM	568	514
Total broker-dealer revenue	$743	$651

Note 7. Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the years ended
	December 31,	December 31,
	2024	2023
Participation loan interests sold by the Company during the year	$8,370	$502
Total participation interests sold and serviced by the Company	32,475	31,466
Servicing income	126	134

Servicing Assets
Balance, beginning of period	$98	$123
Additions:
Servicing obligations from sale of loan participations	123	18
Subtractions:
Amortization	(44)	(43)
Balance, end of period	$177	$98

ACCU Loan Participation Agreement (Secured Borrowings)

As detailed in Note 3: Related Party Transactions, effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Sales made under the Master LP Agreement are on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the year ended December 31, 2022, the Company sold loan participations to ACCU under the provisions of the Master LP Agreement that totaled $7 thousand. Due to the recourse provisions of the agreement, the participation sales made under the agreement are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s consolidated balance sheets. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the years ended December 31, 2024 or December 31, 2023.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that was valued at $301 thousand at December 31, 2024 and 2023. There was no allowance for losses on foreclosed assets at December 31, 2024 and 2023. The Company did not record any loss provisions on foreclosed assets during the years ended December 31, 2024 and 2023.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses for the years ended December 31,
	2024	2023
Operating expenses	11	10
Total expenses	$11	$10

Note 9. Premises and Equipment

The tables below summarize our premises and equipment (dollars in thousands):

	As of
	December 31,	December 31,
	2024	2023

Furniture and office equipment	$452	$440
Computer system	226	221
Leasehold improvements	43	43
Total premises and equipment	721	704
Less accumulated depreciation and amortization	(637)	(648)
Premises and equipment, net	$84	$56

	2024	2023

Depreciation and amortization expense for the years ended December 31,	$33	$47

Note 10. Credit Facilities and Other Debt

Details of the Company’s debt facilities as of December 31, 2024, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
KCT Warehouse LOC	9.000%	Variable	$—	$—	6/6/2025	$8,263	$—
KCT Operating LOC	9.000%	Variable	—	—	6/6/2025	4,874	1,250
ACCU LOC	8.250%	Variable	—	—	9/23/2025	6,972	—
ACCU Secured	Various	Fixed	6	—	Various	—	6

Note: Disclosed cash pledged and collateral balances will get pledged once and if the LOC is drawn on.

KCT Lines of Credit

On September 30, 2020, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution. On June 6, 2022, the Company and KCT mutually agreed to terminate this facility and entered into two new facilities. The first facility, the KCT Warehouse LOC, is a $5.0 million short-term demand credit facility with a one-year maturity date ending on June 6, 2025. The KCT Warehouse LOC will automatically renew for another one-year term unless either party furnishes written notice at least 30 days prior to the termination date that it does not intend to renew the agreement. The Company has secured the KCT Warehouse LOC with certain of its mortgage loan investments.

The Company may draw funds on the KCT Warehouse LOC at any time until the line is fully drawn. Repayment of each advance is due 120 days after the advance is made or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse LOC is equal to the prime rate at the time of the draw plus 0.50%. At December 31, 2024, the interest rate on the KCT Warehouse LOC was 9.00%. To secure its obligations under the KCT Warehouse LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the KCT Warehouse LOC. The minimum ratio must equal at least 120%. The KCT Warehouse LOC also requires the Company to maintain a deposit of 25% of the total line limit to borrow on the facility. In September 2022, the Company purchased a $1.25 million certificate of deposit from KCT that satisfies this requirement. A total of $8.3 million in loans were pledged on this facility as of December 31, 2024. At December 31, 2024, there were no outstanding borrowings on the KCT Warehouse LOC.

In addition, on June 6, 2022, the Company entered into an Operating Line of Credit Loan and Security Agreement with the KCT, the KCT Operating LOC. The KCT Operating LOC is a $5.0 million short-term demand credit facility with a one-year maturity date ending on June 6, 2025. The KCT Operating LOC will automatically renew for another one-year term unless either party furnishes written notice at least 30 days prior to the termination date that it does not intend to renew the agreement. The Company must secure a minimum of 25% of the line with cash while the remaining portion of the KCT Operating LOC may be secured by certain of its mortgage loan investments.

The Company may draw funds on the KCT Operating LOC at any time until the line is fully drawn. Repayment by the termination date or earlier if a collateral loan becomes more than 60 days delinquent, and the Company fails to cure such deficiency. The interest rate on the KCT Warehouse

LOC is equal to the prime rate at the time of the draw plus 0.50%. At December 31, 2024, the interest rate on the KCT Warehouse LOC was 9.00%. To secure its obligations under the KCT Operating LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking the outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed less the secured cash on the KCT Operating LOC. The minimum ratio must equal at least 120%. A total of $4.9 million in loans were pledged on this facility as of December 31, 2024. At December 31, 2024, there were no outstanding borrowings on the KCT Operating LOC.

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

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with a one-year maturity date of September 23, 2025. The facility carried an outstanding balance of $0.0 million and $4.5 million at December 31, 2024 and December 31, 2023. The interest rate on the facility is equal to the Prime Rate as published in the Wall Street Journal plus 0.75%. This rate will be adjusted on January 10th each year to account for the current Prime Rate but cannot be adjusted below 4.00%. The interest rate on the ACCU LOC was 8.25% on December 31, 2024. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that equals or exceeds $10.0 million at all times during the term of the loan. The ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at years ended December 31, 2024 and 2023. A total of $7.0 million in loans were pledged on this facility as of December 31, 2024 and December 31, 2023.

ACCU Secured Borrowings

As detailed in Note 3: Related Party Transactions, on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $6 thousand in secured borrowings were outstanding under the Master LP Agreement as of December 31, 2024 and December 31, 2023.

Note 11. Debt Certificates Payable

The table below provides information on the Company’s debt certificates payable (dollars in thousands):

		As of		As of
		December 31, 2024		December 31, 2023
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$5,979	3.91%	$12,555	4.19%
2021 Class A Offering	Unsecured	33,336	4.75%	69,421	4.95%
2024 Class A Offering	Unsecured	31,247	4.95%	—	—%
Public offering total		$70,562	4.77%	$81,976	4.83%

Private Offerings
Subordinated Notes	Unsecured	$24,599	5.15%	$15,055	4.76%
Private offering total		$24,599	5.15%	$15,055	4.76%

Total debt certificates payable		$95,161	4.87%	$97,031	4.82%

Future maturities for the Company’s debt certificates during the twelve-month periods ending December 31, are as follows (dollars in thousands):

2025	$39,781
2026	25,649
2027	15,444
2028	4,526
2029	9,761
95,161
Less: debt issuance costs	88
Debt certificates payable, net of debt issuance costs	$95,073

Debt issuance costs related to the Company’s debt certificates payable were $88 thousand and $52 thousand at December 31, 2024 and December 31, 2023, respectively.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of debt certificates that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at December 31, 2024 and December 31, 2023.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	December 31, 2024	December 31, 2023
Undisbursed loans	$292	$221

Undisbursed loans are commitments for possible future extensions of credit to existing customers. These loans are sometimes unsecured and the borrower may not necessarily draw upon the line the total amount of the commitment. Commitments to extend credit are generally at variable rates.

Operating Leases

On December 31, 2023, the Company’s lease agreement with Imperial Mariner to lease facilities in Brea expired. In February 2024, the Company reached an agreement with Olen Pointe Brea Corp. to lease new office space in Brea. The lease agreement began on March 15, 2024. The agreement expires on July 31, 2029. The agreement provides for rent payments beginning at $6,790 per month with annual increases, as well as provisions for proportional share of operating costs. The agreement also includes one option to extend the lease for an additional five-year term. The Company also leases office space in Fresno, California, where its wholly-owned subsidiary, MP Securities, maintains a branch office.

The Company has determined that these leases are operating leases.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the Year Ended
	2024	2023
Lease cost
Operating lease cost	$119	$176
Other information
Cash paid for operating leases	$537	$190
Right-of-use assets obtained in exchange for operating lease liabilities	$387	$—
Lease liabilities recorded	$387	$—
Weighted average remaining lease term (in years)	4.46	1.24
Weighted-average discount rate	4.53%	3.64%

Future minimum lease payments and lease costs for the twelve months ending December 31 are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2025	$80	$91
2026	86	82
2027	89	82
2028	91	82
2029	55	48
Total	$401	$385

Note 13. Office Operations and Other Expenses

Office operations and other expenses comprise the following (dollars in thousands):

	December 31, 2024	December 31, 2023
Technology and communication expenses	$471	$459
Insurance	333	341
Lease and occupancy expense	152	214
Outsourced operations	252	202
Staff and travel expense	66	83
Loan expenses	72	121
Clearing firm fees	60	60
Other	194	148
Total	$1,600	$1,628

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

Note 15. Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the years ended December 31, 2024 and 2023 were $77 thousand and $80 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee’s annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution to the plan during the years ended December 31, 2024 and 2023.

Supplemental Executive Retirement Plan

On March 30, 2022, the Company entered into a Supplemental Executive Retirement Plan (the “SERP”) with its President and Chief Executive Officer, Joseph W. Turner, Jr. The SERP is an unfunded non-qualified plan that is intended to provide Mr. Turner with a fixed benefit over a ten-year period after Mr. Turner incurs a separation from service with the Company. The SERP has been established as a supplemental retirement and death benefits arrangement that conforms with the provisions of Section 409(A) of the Internal Revenue Code. In August 2024, Mr. Turner began receiving payments of $60,000 per year over a ten-year period, payable in equal monthly installments.

Note 16. Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

The Company classifies measurements of fair value within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The Company did not change its methodology in measuring fair value during the year ended December 31, 2024. The fair value hierarchy is as follows:

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at December 31, 2024 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$10,771	$10,771	$—	$—	$10,771
Certificates of deposit	1,304	—	1,308	—	1,308
Loans, net	93,171	—	—	90,684	90,684
Investments in joint venture	873	—	—	873	873
Other investments	1,082	—	—	1,082	1,082
Accrued interest receivable	447	—	—	447	447
Servicing assets	177	—	—	177	177
FINANCIAL LIABILITIES:
Other secured borrowings	$6	$—	$—	$6	$6
Debt certificates payable	95,073	—	—	94,031	94,031
Other financial liabilities	479	—	—	479	479

		Fair Value Measurements at December 31, 2023 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$12,611	$12,611	$—	$—	$12,611
Loans, net	98,573	—	—	95,913	95,913
Investments in joint venture	871	—	—	871	871
Other investments	1,052	—	—	1,052	1,052
Accrued interest receivable	432	—	—	432	432
Servicing assets	98	—	—	98	98
FINANCIAL LIABILITIES:
Lines of credit	$4,500	$—	$—	$4,501	$4,501
Other secured borrowings	7	—	—	7	7
Debt certificates payable	96,979	—	—	97,399	97,399
Other financial liabilities	531	—	—	531	531

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2024 and December 31, 2023.

The Company used the following methods and assumptions to estimate the fair value of financial instruments:

●	Cash – The carrying amounts reported in the balance sheets approximate fair value for cash.
●	Certificates of deposit – Management estimates fair value by using a present value discounted cash flow with a discount rate approximating the current market rate for similar assets. Management classifies certificates of deposits as Level 2 of the fair value hierarchy.
●	Loans (other than collateral-dependent impaired loans) – Management estimates fair value by discounting the future cash flows of the loans. The discount rate the Company uses is the current average rates at which it would make loans to borrowers with similar credit ratings and for the same remaining maturities. Also included is $6 thousand of loan participations transferred under a recourse agreement.
●	Investments in joint venture – Management estimates fair value by analyzing the operations and marketability of the underlying investment to determine if the investment is other-than-temporarily impaired.
●	Other investments – Management estimates fair value by determining the whether there is an indication of potential lack of performance on the part of the insurance companies in which the investments are made, and whether those indications would impair the investments.
●	Debt certificates payable – Management estimates the fair value of fixed maturity debt certificates by discounting the future cash flows of the debt certificates. The discount rate the Company uses is the rate currently offered for debt certificates payable of similar remaining maturities. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the debt certificates.
●	Accrued interest receivable - The carrying amounts reported in the balance sheets approximate fair value for accrued interest receivable. The Company has made the accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes off accrued interest receivable when a loan is 90 days past due or interest is otherwise considered uncollectible.
●	Servicing assets – Servicing assets are included in other assets on the balance sheets. The carrying amounts reported in the balance sheets approximate fair value for servicing assets.

●	Lines of credit, term-debt, other secured borrowings – Management estimates the fair value of borrowings from financial institutions discounting the future cash flows of the borrowings. The discount rate the Company uses is the current incremental borrowing rate for similar types of borrowing arrangements.
●	Off-balance sheet instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties’ credit standing. The fair value of loan commitments is insignificant at December 31, 2024 and December 31, 2023.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2024:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$9,535	$9,535
Investments in joint venture	—	—	873	873
Other investments	—	—	1,082	1,082
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$11,791	$11,791

Assets at December 31, 2023:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$5,259	$5,259
Investments in joint venture	—	—	870	870
Other investments	—	—	1,018	1,018
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$7,448	$7,448

There was no activity during the years ended December 31, 2024 and December 31, 2023 in Level 3 assets for those assets in which there were purchases or sales, or in which assets were transferred between levels.

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at December 31, 2024. As such, the Company has determined that the carrying value of its other investments equals its fair value at December 31, 2024.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

December 31, 2024
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$9,535	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Investments in joint venture	873	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,082	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2023
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$5,259	Discounted appraised value	Selling cost / Estimated market decrease	21% - 81% (28%)
Investments in joint venture	870	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,018	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 17. Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2024 and 2023, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2024 and 2023, MP Realty has federal and state net operating loss carryforwards of approximately $433 thousand and $432 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at years ended December 31, 2024 and 2023.

Tax years ended December 31, 2020, through December 31, 2024 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2019 through December 31, 2024 remain subject to examination by the California Franchise Tax Board.

Note 18. Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. The Company manages the segments separately because each business requires different management, personnel proficiencies, and marketing strategies.

The Company has two reportable segments that represent the primary businesses reported in the consolidated financial statements: the finance company (the parent company), and the investment advisor and insurance firm (MP Securities). The finance company segment uses funds from the sale of debt certificates, income from operations, and the sale of loan participations to originate or purchase mortgage loans. The finance company also services loans. MP Securities generates fee income by selling debt certificates and other investment and insurance products, as well as providing investment advisory and financial planning services. Although charitable activities of MPC are not considered primary business activities, due to the amount of revenue recognized during 2024, the Company has disclosed its activities separately in the tables below.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Twelve months ended
	December 31, 2024	December 31, 2023
Revenue from external sources
Finance Company	$7,438	$6,387
Broker Dealer	1,012	870
Charitable Organization	84	1,747
Other Segments	2	1
Adjustments / Eliminations	—	—
Total	$8,536	$9,005

Revenue from internal sources
Finance Company	$—	$—
Broker Dealer	1,192	1,653
Charitable Organization	—	—
Other Segments	—	—
Adjustments / Eliminations	(1,192)	(1,653)
Total	$—	$—

Interest expense
Finance Company	$6,366	$6,045
Broker-Dealer	—	—
Charitable Organization	—	—
Other Segments	—	—
Adjustments / Eliminations	(1,329)	(1,560)
Total	$5,037	$4,485

Total non-interest expense and provision for tax
Finance Company	$2,697	$3,332
Broker Dealer	1,533	2,043
Charitable Organization	52	44
Other Segments	—	—
Adjustments / Eliminations	(50)	—
Total	$4,232	$5,419

Net profit (loss)
Finance Company	$(1,498)	$(2,847)
Broker Dealer	671	480
Charitable Organization	32	1,703
Other Segments	2	1
Adjustments / Eliminations	186	(94)
Total	$(607)	$(757)

	December 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Total assets
Finance Company	$101,563	$109,724
Broker Dealer	2,591	4,977
Charitable Organization	2,140	2,108
Other Segments	58	56
Adjustments / Eliminations	2,898	(218)
Total	$109,250	$116,647

Note 19. Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows (dollars in thousands):

Ministry Partners Investment Company, LLC Balance Sheet

	As of December 31,
	2024	2023
Assets:
Cash	$7,307	$6,852
Certificates of deposit	1,305	1,279
Loans receivable, net of allowance for loan losses	93,171	98,573
Investment in subsidiaries	3,065	5,174
Other assets	3,340	3,599
Total assets	$108,188	$115,477
Liabilities and members’ equity
Liabilities:
Other borrowings	$6	$4,507
Debt certificates, net of debt issuance costs	94,456	96,226
Other liabilities	1,795	1,649
Total liabilities	96,257	102,382
Equity	11,931	13,095
Total liabilities and members' equity	$108,188	$115,477

Ministry Partners Investment Company, LLC Statement of Operations

	For the years ended
	December 31,
	2024	2023
Income:
Interest Income	$7,016	$6,200
Other income	422	187
Total income	7,438	6,387
Interest expense:
Other borrowings	393	246
Debt certificates	5,973	5,799
Total interest expense	6,366	6,045
Credit for loan losses	(126)	(142)
Other operating expenses	2,683	3,318
Income (loss) before provision for income taxes	(1,485)	(2,834)
Provision for income taxes and state LLC fees	13	13
Income (loss) before equity in undistributed net income of subsidiaries	(1,498)	(2,847)
Equity in undistributed net income of subsidiaries	891	2,090
Net income (loss)	$(607)	$(757)

Ministry Partners Investment Company, LLC Statement of Cash Flows

	For the years ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(607)	$(757)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity in undistributed net income of subsidiaries	(891)	(2,090)
Depreciation	32	47
Amortization of deferred loan fees, net	(111)	(73)
Amortization of debt issuance costs	897	930
Provision for loan losses	(126)	(142)
Accretion of loan discount	(17)	(15)
Gain on sale of loans	(96)	(14)
Loss on sale of fixed assets	2	—
Adoption of new accounting standard	—	(113)
Changes in:
Other assets	411	(677)
Other liabilities	163	(517)
Net cash used by operating activities	(343)	(3,421)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(66)	(6,099)
Loan originations	(8,721)	(17,112)
Loan sales	8,370	502
Loan principal collections	6,045	9,440
Withdrawal of capital from subsidiary	3,000	—
Purchase of certificates of deposit	(26)	(29)
Retirement of property and equipment	—	37
Purchase of property and equipment	(62)	—
Net cash provided (used) by investing activities	8,540	(13,261)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in term-debt	—	—
Borrowings, net of repayments on lines of credit	(4,500)	1,500
Net change in secured borrowings	—	—
Net change in debt certificates	(1,871)	17,873
Debt issuance costs	(796)	(1,018)
Dividends paid on preferred units	(575)	(696)
Net cash (used) provided by financing activities	(7,742)	17,659
Net increase in cash and restricted cash	455	976
Cash, cash equivalents, and restricted cash at beginning of period	6,852	5,875
Cash, cash equivalents, and restricted cash at end of period	$7,307	$6,852
Supplemental disclosures of cash flow information
Interest paid	$5,071	$4,383
Income taxes paid	32	8
Leased assets obtained in exchange of new operating lease liabilities	387	—
Lease liabilities recorded	387	—
Dividends declared to preferred unit holders	130	148

Note 20. Not-for-Profit Subsidiary Activities

The following represent required disclosures related to the activities of MPC, the Company’s wholly owned, not-for-profit organization.

At December 31, 2024 and December 31, 2023, the Company had $304 thousand and $303 thousand, respectively, in cash held in a checking account available to meet general expenditure needs for the next twelve months. This does not include $1.7 million in cash that carries permanent donor restrictions. There were no board-designated funds as of December 31, 2022. At December 31, 2023, there were $38 thousand in funds accrued to distribute related to the designated fund agreement reached between MPC and a donor. Management believes the cash available for use by MPC is sufficient to cover its expenses.

At December 31, 2024 and December 31, 2023, MPC had $2.1 million and $367 thousand in net assets, respectively. At December 31, 2024 and December 31, 2023, $1.7 million of those net assets was permanently restricted by donors. MPC earned interest income of $84 thousand during the year ended December 31, 2024. MPC earned $47 thousand in interest income during the year ended December 31, 2023.

A breakdown of expenses for MPC for the years ended December 31, 2024 and 2023 is as follows (dollars in thousands):

	Year ended December 31,
	2024	2023
Expenses
Charitable grants	$50	$37
General and administrative expenses	2	7
Total	$52	$44

The change in net assets for MPC for the years ended December 31, 2024 and 2023 is as follows (dollars in thousands):

	Year ended December 31,
	2024	2023
Change in net assets	$32	$1,703

Note 21. Subsequent Events

On March 19, 2025, the Company received a $670 thousand interest payment from a borrower whose loan had been modified as part of a 2021 bankruptcy proceeding. Accrued interest and fees had been written off when this loan first became impaired in 2018. This payment will be considered a recovery of interest and fees and will be included in income in the first quarter of 2025.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the fiscal period ending December 31, 2024, covered by this Report on Form 10-K. The officers performed this evaluation as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. From this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2024. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2024, our internal control over financial reporting is effective.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary of the business experience of our executive officers and managers

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers/Executive Officers
R. Michael Lee	66	Chairman of the Board, Manager
Van C. Elliott	87	Corporate Secretary, Audit Committee Chairperson, Manager
Nicolette Harms	55	Manager
Brian S. Barbre*	51	Senior Vice President, Chief Financial Officer and Principal Accounting Officer
Darren Thompson	44	Chief Executive Officer and President
Juli Anne Lawrence	72	ALCO Committee Chairperson, Credit Committee Chairperson, Manager
Jerrod Foresman	56	Manager
Guy A. Messick	72	Vice Chairman of the Board, Manager

*Mr. Barbre stepped down as Senior Vice President, Chief Financial Officer, and Principal Accounting Officer effective as of January 3, 2025. Daniel Flude was appointed Principal Accounting Officer effective as of January 3, 2025.

As a limited liability company, we are governed by a Board of Managers that supervises our affairs (hereinafter referred to as the “Board”).

R. MICHAEL LEE

Mr. Lee has served as a member of our Board since January 2009. He was appointed Chairman of the Board in May 2015. Mr. Lee currently serves as President Emeritus for Consumers Credit Union in Illinois. Previously, Mr. Lee served at President/CEO for KCT Credit Union, Vice President Member Relations for Alloya Corporate Federal Credit Union, President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency. In the insurance industry, Mr. Lee spent 15 years in different positions that led him to managing a national sales force that served the needs of business owners. Mr. Lee currently serves on the Illinois Bank On Commission where the focus is on serving the unbanked or underbanked. He attended Southern Illinois University, CUNA’s Financial Management School, and completed numerous industry training sessions throughout his career. Mr. Lee adds special expertise to our Board with his years of experience as an executive of several large financial institutions and with his deep knowledge of both the insurance and financial industries. Mr. Lee currently serves as Chairman of the Board, member of our Executive Committee and Governance Committee, and serves as the Chairman of the Board for MP Securities.

VAN C. ELLIOTT

Mr. Elliott has served as a member of our Board since 1991. He has served as a director for AdelFi from 1988 until 2022 (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing organizational, financial, and fund-raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry. Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration. He has completed post-graduate instruction at the College for Financial Planning. Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner. Mr. Elliott brings to our Board his extensive experience as a credit union board member and intimate knowledge of church and ministry financial operations. In addition to being the Secretary of the Board, he serves on our Executive /Governance Committee, Board Credit Committee and Audit Committee. In addition he serves on the Board of Ministry Partners for Christ, a wholly-owned foundation of Ministry Partners Investment Company and chairs its Grant Committee.

BRIAN S. BARBRE

Mr. Barbre, who left the Company on January 3, 2025, served as the Company’s Senior Vice President, Chief Financial Officer, and Principal Accounting Officer beginning September 25, 2017. Since December 28, 2018, Mr. Barbre has served as the Treasurer of Ministry Partners for Christ; a private foundation that makes charitable grants to Christian organizations, and looks to provide accounting, consulting, and financial expertise to aid evangelical Christian ministries. Ministry Partners for Christ is a wholly owned subsidiary of the Company. Mr. Barbre has previously served as Vice President Finance and Treasurer of AdelFi, the Company’s largest equity owner where he led the finance, credit analytics, and participations groups. At AdelFi, Mr. Barbre developed and managed a bond portfolio with over $100 million in assets under management. In addition, Mr. Barbre oversaw the budgeting, liquidity management, and asset liability management of the credit union when it had over one billion in assets. At AdelFi, Mr. Barbre was a member of the Asset Liability Management Committee, Pricing Committee, and attended monthly meetings of the Board of Directors. Mr. Barbre is a Certified Public Accountant and has served as an Adjunct professor at

Biola University where he has taught cost accounting and accounting information systems courses. Mr. Barbre holds a Bachelor of Science in Business Administration, Magna Cum Laude, from Biola University. In addition, Mr. Barbre holds a Master of Business Administration degree with a finance emphasis from California State University Fullerton where the dean awarded him the Award for Academic Excellence upon graduation. Mr. Barbre holds the FINRA Series 28 license.

DARREN THOMPSON

Effective as of December 15, 2023, Mr. Thompson was appointed as the Company’s Chief Executive Officer and President. Mr. Thompson previously served as the Company’s Executive Vice President and Chief Operating Officer. The Board appointed Mr. Thompson to the position of Chief Executive Officer and President of both the Company and Ministry Partners Securities, LLC, effective December 15, 2023, as detailed in the section titled “Chief Executive Officer and President Succession Plan” below. Mr. Thompson previously served as the Chief Lending Officer at America’s Christian Credit Union (“ACCU”) and had been with the credit union since 2011. In his role as Chief Lending Officer, Mr. Thompson oversaw all of lending, including origination, servicing, collection, and loan participations for both consumer and business loans. At ACCU, Mr. Thompson was a member of the Chief Officer Group and the Asset-Liability Committee. He also led the Loan Review Committee and attended monthly meetings of the Board of Directors. Prior to his work at ACCU, he served as a Treasury & Funding Trader for Western Corporate Federal Credit Union, assisting in the management of a $32 billion portfolio. Mr. Thompson holds the FINRA Series 7, 24, and 66 licenses.

DANIEL FLUDE

Effective as of January 3, 2025, Mr. Flude was appointed as the Company’s Principal Accounting Officer. While not an executive officer, Mr. Flude has served as the Company’s Controller since 2018 and Vice President of Finance since 2022. Mr. Flude has worked in the finance department at the Company since 2008. Mr. Flude is a Certified Public Accountant and holds a Bachelor of Science in Accounting from the University of Oregon, Cum Laude. Mr. Flude also serves as the Finance Operations Principal for Ministry Partners Securities and holds the FINRA Series 28 and 99 licenses.

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

JERROD FORESMAN

Mr. Foresman has served as a Company Board Member since May 2012 and MP Securities since November 2018. Mr. Foresman is Founder and CEO of Myrias Financial Management, Inc., which is an Office of Supervisory Jurisdiction for Osaic Institutions, Inc. Jerrod is registered with Osaic Institutions as a financial advisor and the OSJ Principal managing bank and credit union investment programs for over 70 branch locations in the mid-west. He is also the President of Senior Plan Resources, LLC, a subsidiary of Myrias Financial Management.  Senior Plan Resources provides Medicare Advantage and Medicare Supplement plans. Jerrod is also President & Co-Owner of Virtue Financial Advisors, LLC. an insurance agency providing annuities, life insurance and long-term care. Formerly President, Chief Compliance Officer, and FINOP of Bankers & Investors Company Inc., a Registered Broker/Dealer, Investment Advisor, and Insurance Agency in Kansas City, Jerrod ran compliance and operations for over 11 years and built the Investment Advisory firm in 2009. Bankers & Investors Co. provided investment services for 7 banks (48 branches) and 4 credit unions (12 branches) in Missouri and Kansas. Mr. Foresman has been serving as a financial advisor since 1990 and has managed and owned financial advisory/marketing firms specializing in working with credit unions and community banks since 1993. Mr. Foresman holds the FINRA Series

7, 24, 27, 63, 65, 66, and 99 licenses as well as life, health, property & casualty insurance licenses. Mr. Foresman serves on the Company’s Audit Committee, and on the Board of MP Securities.

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

Our Board of Managers

The Operating Agreement charges our Board and officers with governing and conducting our business and affairs. The Operating Agreement charges our Board with essentially the same duties, obligations, and responsibilities as a board of directors of a corporation. The Board establishes our policies and periodically reviews them and has authorized designated officers and our President the authority to carry out those policies. As of December 31, 2024, our Board consists of six managers, a majority of which are independent managers.

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

Audit Committee

As authorized within the operating agreement for Ministry Partners Investment Company LLC, the Board of Managers established the Audit Committee in 2005 with the adoption of its formal charter. The primary purpose of the Audit Committee, as designated in its formal charter, is to oversee the Company’s accounting policies and practice, financial reporting procedures and audits of the Company’s financial statements. For the year ended December 31, 2024, the Audit Committee comprises four members, including Guy Messick, Van Elliott, Nicolette Harms, and Jerrod

Foresman. Mr. Elliott, Certified Financial Planner and church leadership consultant, is Chairman of the Audit Committee and Corporate Secretary of the overall Board of Managers. Mr. Elliott brings extensive experience as a credit union board member and has intimate knowledge of the Company’s financial operations as he has served as the Company’s Interim Chief Executive Officer on several occasions over the last 30 plus years since the Company’s inception. Mr. Foresman has over 30 years of experience in the financial services industry as an Executive, Compliance Officer, and Operations Principal. His knowledge of the financial operations of broker-dealers, advisory firms, and insurance agencies benefits the Audit Committee in its role of overseeing the operations of both the Company and MP Securities, the Company’s wholly-owned subsidiary. Mr. Messick retired from the practice of law and the law firm of Messick Lauer & Smith P.C., and has provided legal and strategic planning services to credit unions and credit union service organizations nationwide for over 30 years. His extensive experience in helping create and consult with CUSOs benefits the Audit Committee. Mrs. Harms is a CPA and the Chief Financial Officer of AdelFi and brings 30 plus years of experience in finance and accounting practices to the Audit Committee.

ITEM 11.EXECUTIVE AND BOARD OF MANAGER COMPENSATION

Executive Compensation

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2024 and 2023 by our senior executive officers.

Summary Annual Compensation Table

		2024			2023
Name	Principal Position	Salary	Bonus	All Other Compensation (1)	Salary	Bonus	All Other Compensation (1)
Joseph W. Turner (2)	Former President and Chief Executive Officer	$—	—	—	$349,767	$733,205	$39,591
Brian S. Barbre	Sr. Vice President, Chief Financial Officer and Principal Accounting Officer	194,027	3,000	47,348	191,420	28,500	54,383
Darren M. Thompson (3)	Chief Executive Officer and President	261,525	1,000	39,817	201,154	34,500	35,101

(1)	This includes the aggregate amount we contributed to the Company’s 401(k) retirement plan, for medical benefits, and life and disability insurance for the Company’s officers in each year.
(2)	Mr. Turner stepped down as Chief Executive Officer and Manager effective as of December 15, 2023.
(3)	Mr. Thompson was hired as the Chief Operating Officer in February 2022. Mr. Thompson was appointed Chief Executive Officer effective as of December 15, 2023.

Board of Managers Compensation

Each member of the Company’s Board of Managers elected not to receive compensation for the year December 31, 2024.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The following table sets forth information available to us, as of December 31, 2024, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table provides disclosures required by Regulation S-K Item 404 and Item 407(a), “Certain Relationships and Related Transactions.”

Transactions by related parties in the amount that exceeds $120,000 (dollars in thousands)
			Amount of transaction
Related Party Name	Related Interest	Transaction description	2024	2023
Mendell Thompson	Relative of executive officer	Purchase of the Company's debt certificates	$150	$1,018
Van Elliott	Secretary	Purchase of the Company's debt certificates		300
AdelFi	43.1% equity owner	Total funds held on deposit at AdelFi	4,126	3,457
AdelFi	43.1% equity owner	Loans purchased from AdelFi	—	1,264
ACCU	8.19% equity owner	Fees paid based on MP Securities Networking Agreement with ACCU	105	102
ACCU	8.19% equity owner	Total funds held on deposit at ACCU	1,027	164
ACCU	8.19% equity owner	Draws on ACCU line of credit	3,000	6,500
ACCU	8.19% equity owner	Loan participations sold to ACCU and serviced by the Company	1,360	7
KCTCU	The Company's Board Chair serves as the Chief Executive Officer and President of KCT	Draws on KCT line of credit	4,500	500

ACCU Line of Credit

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU for a $5.0 million short-term demand credit facility which is further detailed in the Management’s Discussion and Analysis under the section “Liquidity Sources” and “Note 3” In the notes to the Consolidated Financial Statements on page F-28. ACCU is an owner of the Company.

KCT Line of Credit

The Company has two lines of credit facilities with KCT Credit Union. The Chief Executive Officer of KCT is the Company’s Board of Directors Chairman. These facilities and the relationship of KCT to the Company are detailed further in the Management’s Discussion and Analysis under the section “Liquidity Sources” and “Note 3” In the notes to the Consolidated Financial Statements on page F-28.

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

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2024	2023
Audit and audit-related fees	$105,500	$114,000
Tax fees	13,480	14,000
All other fees	8,940	29,000
Total	$127,920	$157,000

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

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 31, 2025	By:	/s/ Darren Thompson
Darren Thompson,

Chief Executive Officer
(Principal Executive Officer)

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 31, 2025	By:	/s/ Daniel Flude
Daniel Flude,
Vice President of Finance
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

Signature	Title	Date

/s/ R. Michael Lee	Chairman of the Board of Managers	March 31, 2025
R. Michael Lee by Darren Thompson, his attorney-in-fact

/s/ Darren Thompson	Chief Executive Officer, President	March 31, 2025
Darren Thompson

/s/ Daniel Flude	Vice President of Finance, Principal Accounting Officer	March 31, 2025
Daniel Flude

/s/ Van C. Elliott	Secretary, Manager	March 31, 2025
Van C. Elliott by Darren Thompson, his attorney-in-fact

/s/ Juli Anne S. Lawrence	Manager	March 31, 2025
Juli Anne S. Lawrence by Darren Thompson, her attorney-in-fact

/s/ Jerrod L. Foresman	Manager	March 31, 2025
Jerrod L. Foresman by Darren Thompson, his attorney-in-fact

/s/ Nicolette Harms	Manager	March 31, 2025
Nicolette Harms by Darren Thompson, his attorney-in-fact

/s/ Guy A. Messick	Manager	March 31, 2025
Guy A. Messick by Darren Thompson, his attorney-in-fact