Form 10-Q/A
period 2025-03-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2025-05-15
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

At March 31, 2025, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2025 and December 31, 2024

(dollars in thousands except unit data)

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$10,752	$9,014
Restricted cash	1,757	1,757
Certificates of deposit	—	1,304
Loans receivable, net of allowance for expected credit losses of $1,133 and $1,156 as of March 31, 2025 and December 31, 2024, respectively	92,602	93,171
Other assets	3,797	4,004
Total assets	$108,908	$109,250
Liabilities and members’ equity
Liabilities:
Other secured borrowings	6	6
Debt certificates payable, net of debt issuance costs of $99 and $88 as of March 31, 2025 and December 31, 2024, respectively	94,633	95,073
Other liabilities	2,210	2,240
Total liabilities	96,849	97,319
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at March 31, 2025 and December 31, 2024 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at March 31, 2025 and December 31, 2024; See Note 13	1,509	1,509
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	1,700
Accumulated deficit	(2,865)	(2,993)
Total members' equity	12,059	11,931
Total liabilities and members' equity	$108,908	$109,250

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

(dollars in thousands)

	Three months ended
	March 31,
	2025	2024
Interest income:
Interest on loans	$2,288	$1,660
Interest on interest-bearing accounts	111	151
Total interest income	2,399	1,811
Interest expense:
Debt certificates	1,145	1,182
Other debt	—	83
Total interest expense	1,145	1,265
Net interest income	1,254	546
Credit for expected credit losses	(23)	(52)
Net interest income after credit for expected credit losses	1,277	598
Non-interest income:
Broker-dealer commissions and fees	159	175
Other income	57	36
Total non-interest income	216	211
Non-interest expenses:
Salaries and benefits	519	527
Marketing and promotion	21	21
Office occupancy	29	47
Office operations and other expenses	469	393
Foreclosed assets	10	10
Legal and accounting	176	155
Total non-interest expenses	1,224	1,153
Income (loss) before provision for income taxes	269	(344)
Provision for income taxes and state LLC fees	5	5
Net income (loss)	$264	$(349)

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$264	$(349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5	17
Amortization of deferred loan fees, net	(11)	(23)
Amortization of debt issuance costs	21	17
Credit for expected credit losses	(23)	(52)
Accretion of loan discount	(4)	(3)
Loss on retirement of fixed assets	—	2
Gain on other investments	(1)	(1)
Changes in:
Accrued interest receivable	(29)	(32)
Other assets	232	415
Accrued interest payable	(2)	(21)
Other liabilities	(34)	207
Net cash provided by operating activities	418	177
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	—	(10)
Loan originations	(884)	(3,126)
Loan principal collections	1,491	1,886
Redemption of certificates of deposit	1,305	27
Purchase of property and equipment	—	(58)
Net cash provided (used) by investing activities	1,912	(1,281)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings, net of repayments on lines of credit	—	3,000
Net change in debt certificates payable	(429)	(1,311)
Debt issuance costs	(32)	(95)
Dividends paid on preferred units	(131)	(148)
Net cash provided (used) by financing activities	(592)	1,446
Net increase in cash and restricted cash	1,738	342
Cash, cash equivalents, and restricted cash at beginning of period	10,771	12,611
Cash, cash equivalents, and restricted cash at end of period	$12,509	$12,953
Supplemental disclosures of cash flow information
Interest paid	$1,146	$1,286
Income taxes paid	3	12
Supplemental disclosures of non-cash transactions
Leased assets obtained in exchange of new operating lease liabilities	—	387
Lease liabilities recorded	—	387
Dividends declared to preferred unit holders	123	153

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, general financial industry practices, and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements and have not been audited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended March 31, 2025 and 2024 are not necessarily indicative of the results for the full year. Reference should be made to the consolidated financial statements and notes thereto contained in our 2024 annual report filed on Form 10-K provides a more detailed description of our accounting policies and notes to financial statements. There have been no material changes since the date of that report.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been made.

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

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. On March 31, 2025 and December 31, 2024, the Company had cash of $6 thousand pledged as collateral for its secured borrowings. See “Note 3: Related Party Transactions” for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	March 31,		December 31,
	2025	2024	2024
Cash and cash equivalents	$10,752	$11,193	$9,014
Restricted cash	1,757	1,760	1,757
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$12,509	$12,953	$10,771

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

	March 31,	December 31,
	2025	2024
Balance Sheet Items
Cash and cash equivalents held at related parties	$6,554	$5,153

Off Balance Sheet Items
Loans serviced for the related parties	$5,943	$5,709

	Three months ended
	March 31,
	2025	2024
Income Statement Items
Interest income on loans purchased from related parties	$18	$1
Interest income on interest-bearing accounts held at related parties	48	39
Interest expense on other debt due to related parties	—	70
Networking fees paid to related parties for referring business to the Company	17	27
Income from broker services provided to related parties	6	8

Related Party Transactions with Management

From time to time, the Company’s Board and members of its executive management team have purchased debt certificates from the Company or have purchased investment products through MP Securities. The following table (dollars in thousands) describes the nature and dollar amounts of these related party transactions with its management.

	March 31,	December 31,
	2025	2024
Outstanding public offering debt certificates payable to officers and managers	$2,164	$2,276

Note 4: Loans Receivable and Allowance for Expected Credit Losses

The Company’s loan portfolio comprises two segments, non-profit commercial loans to Christian churches and ministries, and for-profit commercial loans.

The loan portfolio had a weighted average interest rate of 6.87% and 6.88% as of March 31, 2025 and December 31, 2024, respectively.

The table below is a summary of the Company’s loans receivable (dollars in thousands):

	March 31,	December 31,
	2025	2024
Non-profit commercial loans:
Real estate secured	$83,347	$83,912
Unsecured	42	48
Total non-profit commercial loans:	83,389	83,960
For-profit commercial loans:
Real estate secured	10,646	10,678
Total loans	94,035	94,638
Deferred loan fees, net	(93)	(100)
Loan discount	(207)	(211)
Allowance for expected credit losses	(1,133)	(1,156)
Loans, net	$92,602	$93,171

Allowance for expected credit losses

Management believes it has properly calculated the allowance for expected credit losses using the Current Expected Credit Loss (“CECL”) methodology as of March 31, 2025 and December 31, 2024. The following table shows the changes in the allowance for expected credit losses for the three months ended March 31, 2025 and the year ended December 31, 2024 (dollars in thousands):

	Three months ended
	March 31, 2025
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,119	$37	$1,156
Credit for expected credit loss	(15)	(8)	(23)
Charge-offs	—	—	—
Recoveries	—	—	—
Balance, end of period	$1,104	$29	$1,133

	Year ended
	December 31, 2024
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,471	$30	$1,501
Adjustment related to implementation of CECL model	—	—	—
Provision (credit) for expected credit loss	(133)	7	(126)
Charge-offs	(219)	—	(219)
Recoveries	—	—	—
Balance, end of period	$1,119	$37	$1,156

In the course of its lending operations, the Company has made loans that include commitments to fund additional amounts over the remaining term of the loan. See "Note 12: Commitments and Contingencies" for details on its allowance for credit losses on off-balance sheet commitments.

The table below presents loans by portfolio segment and the related allowance for expected credit losses. In addition, the table segregates loans and the allowance for expected credit losses by impairment methodology (dollars in thousands):

	Loans and Allowance for Expected Credit Losses (by segment)
	As of
	March 31, 2025	December 31, 2024
Non-profit Commercial Loans:
Individually evaluated for impairment	$14,849	$14,855
Collectively evaluated for impairment	68,540	69,105
Total Non-profit Commercial Loans	83,389	83,960
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	10,646	10,678
Total For-profit Commercial Loans	10,646	10,678
Balance	$94,035	$94,638

Allowance for expected credit losses:
Non-profit Commercial Loans:
Individually evaluated for impairment	$419	$463
Collectively evaluated for impairment	685	656
Total Non-profit Commercial Loan Allowance	1,104	1,119
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	29	37
Total For-profit Commercial Loan Allowance	29	37
Balance	$1,133	$1,156

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of March 31, 2025
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$41,472	$24,086	$5,408	$8,044	$—	$—	$79,010
Wholly Owned Other Amortizing	1,345	—	—	1,397	—	—	2,742
Wholly Owned Unsecured Amortizing	17	26	—	—	—	—	43
Wholly Owned Unsecured LOC	15	—	—	—	—	—	15
Wholly Owned Construction	353	—	—	—	—	—	353
Participation First	1,226	—	—	—	—	—	1,226
Total Non-profit Commercial Loans	44,428	24,112	5,408	9,441	—	—	83,389
For-profit Commercial Loans							—
Wholly Owned First Amortizing	6,721	814	—	—	—	—	7,535
Participation First	1,492	130	—	—	—	—	1,622
Participation Construction	1,489	—	—	—	—	—	1,489
Total For-profit Commercial Loans	9,702	944	—	—	—	—	10,646
Total Loans	$54,130	$25,056	$5,408	$9,441	$—	$—	$94,035

Credit Quality Indicators (by class)
As of December 31, 2024
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$41,686	$24,565	$5,408	$8,042	$—	$—	$79,701
Wholly Owned Other Amortizing	1,357	—	—	1,405	—	—	2,762
Wholly Owned Unsecured Amortizing	19	27	—	—	—	—	46
Wholly Owned Unsecured LOC	22	—	—	—	—	—	22
Wholly Owned Construction	188	—	—	—	—	—	188
Participation First	1,241	—	—	—	—	—	1,241
Total Non-profit Commercial Loans	44,513	24,592	5,408	9,447	—	—	83,960
For-profit Commercial Loans
Wholly Owned First Amortizing	6,741	816	—	—	—	—	7,557
Participation First	1,497	130	—	—	—	—	1,627
Participation Construction	1,494	—	—	—	—	—	1,494
Total For-profit Commercial Loans	9,732	946	—	—	—	—	10,678
Total Loans	$54,245	$25,538	$5,408	$9,447	$—	$—	$94,638

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$278	$—	$6,063	$6,341	$72,669	$79,010	$—
Wholly Owned Other Amortizing	1,397	—	—	1,397	1,345	2,742	—
Wholly Owned Unsecured Amortizing	—	—	—	—	43	43	—
Wholly Owned Unsecured LOC	—	—	—	—	15	15	—
Participation First	—	—	—	—	1,226	1,226	—
Total Non-profit Commercial Loans	1,675	—	6,063	7,738	75,651	83,389	—
For-profit Commercial Loans
Wholly Owned First Amortizing	1,389	—	—	1,389	6,146	7,535	—
Participation First	25	—	—	25	1,597	1,622	—
Participation Construction	—	—	—	—	1,489	1,489	—
Total For-profit Commercial Loans	1,414	—	—	1,414	9,232	10,646	—
Total Loans	$3,089	$—	$6,063	$9,152	$84,883	$94,035	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$6,745	$1,215	$910	$8,870	$70,831	$79,701	$—
Wholly Owned Other Amortizing	—	—	—	—	2,762	2,762	—
Wholly Owned Unsecured Amortizing	—	—	—	—	46	46	—
Wholly Owned Unsecured LOC	—	—	—	—	22	22	—
Wholly Owned Construction	—	—	—	—	188	188	—
Participation First	—	—	—	—	1,241	1,241	—
Total Non-profit Commercial Loans	6,745	1,215	910	8,870	75,090	83,960	—
For-profit Commercial Loans
Participation First	—	—	—	—	1,627	1,627	—
Participation Construction	—	—	—	—	1,494	1,494	—
Total For-profit Commercial Loans	—	—	—	—	10,678	10,678	—
Total Loans	$6,745	$1,215	$910	$8,870	$85,768	$94,638	$—

Impaired Loans

No loans in the Company’s commercial loan segment were classified as impaired or non-accrual at December 31, 2024 or March 31, 2025. The tables below represent the breakdown by class of the non-profit loan portfolio segment only (dollars in thousands):

	As of	As of
	March 31,	December 31,
Impaired Non-profit commercial Loans (by class)	2025	2024
Wholly Owned First Amortizing
Recorded investment with specific allowance	$7,364	$7,364
Recorded with no specific allowance	11,567	12,777
Total recorded investment	$18,931	$20,141
Unpaid principal balance	$19,401	$20,675
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$1,397	$1,405
Recorded with no specific allowance	—	—
Total recorded investment	$1,397	$1,405
Unpaid principal balance	$1,685	$1,685
Total Impaired Loans
Recorded investment with specific allowance	$8,761	$8,769
Recorded with no specific allowance	11,567	12,777
Total recorded investment	$20,328	$21,546
Unpaid principal balance	$21,086	$22,360

	For the three months ended
	March 31,	March 31,
Impaired Non-profit Commercial Loans (by class)	2025	2024
Wholly Owned First Amortizing
Average recorded investment	$19,615	$22,845
Interest income recognized	988	317
Wholly Owned Other Amortizing
Average recorded investment	1,401	1,490
Interest income recognized	—	—
Total Impaired Loans
Average recorded investment	$21,016	$24,335
Interest income recognized	988	317

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	March 31, 2025	December 31, 2024
Non-profit Commercial Loans:
Wholly Owned First Amortizing	$9,242	$9,882
Wholly Owned Other Amortizing	1,397	1,502
Total	$10,639	$11,384

The Company modified two loans during the three months ended March 31, 2025. The Company modified two loans during the three months ended March 31, 2024. A summary of loans the Company modified during the three-month periods ended March 31, 2025 and 2024 is as follows (dollars in thousands):

Loan Modifications (by class)
	For the three months ended
	March 31, 2025	March 31, 2024
Non-profit Commercial Loans:
Wholly Owned First Amortizing
Number of Loans	2	2
Pre-Modification Outstanding Recorded Investment	$1,784	$6,253
Post-Modification Outstanding Recorded Investment	1,784	6,253
Recorded Investment At Period End	1,784	6,248
Total
Number of Loans	2	2
Pre-Modification Outstanding Recorded Investment	$1,784	$6,253
Post-Modification Outstanding Recorded Investment	1,784	6,253
Recorded Investment At Period End	1,784	6,247

The Company has one modified loan that is past maturity as of March 31, 2025. This loan has been completely written off as of March 31, 2025. Of the two loans modified during the three months ended March 31, 2025, both were granted short-term extensions of their maturity dates. One of the loans had a modification that changed their payment type to interest-only. As of March 31, 2025, the Company has made no commitments to advance additional funds in connection with loan modifications.

Note 5: Investments

Joint Venture

The Company has an ownership interest in a joint venture that owns real estate. See the Company’s annual report for more information on the joint venture. The Company’s ownership percentage in the joint venture was 73% as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, the value of the Company’s investment in the joint venture was $873 thousand. Management’s impairment analysis of the investment as of March 31, 2025, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in certificates of deposit with an original maturity greater than three months on December 31, 2024. This certificate of deposit had matured as of March 31, 2025, and the funds had been transferred to a savings account.

These funds were still pledged as a compensating balance under the terms of the KCT Warehouse LOC as of March 31, 2025. See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities.

Other Investments

In June 2022, the Company entered into two indexed annuity insurance contracts whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years.

Additional information related to these investments is as follows (dollars in thousands):

				Income for the three months ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	March 31, 2025	March 31, 2024
Fixed annuity	June 2032	$1,000	$1,083	$1	$1

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended
	March 31,
	2025	2024
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$159	$175
Gains on loan sales	2	—
Other investment income	1	1
Non-interest income, out of scope, ASC 606
Lending fees	54	35
Total non-interest income	$216	$211

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

	For the three months ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Broker-dealer revenue
Securities commissions
Transactional	$1	$39
AUM	12	15
	13	54
Sale of investment company products
Transactional	1	2
AUM	15	22
	16	24
Other insurance product revenue
Transactional	14	—
AUM	10	11
	24	11
Advisory fee income
Transactional	—	—
AUM	106	86
	106	86
Total broker-dealer revenue
Transactional	16	41
AUM	143	134
	$159	$175

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the
	Three months ended		Year ended
	March 31,		December 31,
	2025	2024	2024
Loan participation interests sold by the Company	$—	$—	$8,370
Total participation interests sold and serviced by the Company	32,183	31,200	32,475
Servicing income	19	32	126

Servicing Assets
Balance, beginning of period	$177	$98	$98
Additions:
Servicing obligations from sale of loan participations	—	—	123
Subtractions:
Amortization	(25)	(10)	(44)
Balance, end of period	$152	$88	$177

ACCU Loan Participation Agreement (Secured Borrowings)

Effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Under the Master LP Agreement, the Company makes sales on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower. Due to the recourse provisions of the agreement, these participation sales are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s consolidated balance sheets. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the three months ended March 31, 2025 and 2024.

Note 8: Foreclosed Assets

The Company’s investment in foreclosed assets consisted of one property that management valued at $301 thousand at March 31, 2025 and December 31, 2024. There was no allowance for losses on foreclosed assets at March 31, 2025 and December 31, 2024. The Company did not record any provision for losses on foreclosed assets during the three months ended March 31, 2025 and 2024.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	For the three months ended March 31,
Foreclosed Asset Expenses	2025	2024
Provision for losses	$—	$—
Operating expenses	10	10
Total foreclosed asset expenses	$10	$10

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	March 31,	December 31,
	2025	2024

Furniture and office equipment	$452	$452
Computer system	226	226
Leasehold improvements	43	43
Total premises and equipment	721	721
Less accumulated depreciation and amortization	(642)	(637)
Premises and equipment, net	$79	$84

	For the three months ended
	March 31,	March 31,
	2025	2024

Depreciation and amortization expense	$5	$16

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of March 31, 2025, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	9.00%	Variable	$—	$5,000	6/6/2025	$8,235	$1,250
KCT Operating LOC	9.00%	Variable	—	5,000	6/6/2025	4,834	—
ACCU LOC	9.25%	Variable	—	5,000	9/23/2025	6,927	—
ACCU Secured	Various	Fixed	6	—	Various	—	6

*Represents cash or certificates of deposit

All lines of credit require monthly interest-only payments until maturity. The ACCU secured borrowings are repaid through the monthly principal and interest payments on the underlying loans.

Our lines of credit also contain affirmative covenants typical for credit facilities of this nature. The Company was in compliance with these covenants at March 31, 2025 and December 31, 2024.

KCT Lines of Credit

The KCT lines of credit remain open as of March 31, 2025 but will not be renewed at their maturity date on June 6. Additional information can be found in our Annual Report.

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

ACCU Secured Borrowings

On August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $6 thousand in secured borrowings were outstanding under the Master LP Agreement as of March 31, 2025 and December 31, 2024. These borrowings have various contractual maturities ranging from 2028 to 2032.

Note 11: Debt Certificates Payable

Information on the Company’s debt certificates payable can be found in our Annual Report on Form 10-K for the year ended December 31, 2024. The Company is subject to certain covenants on its Subordinated Notes and was in compliance with those covenants as of March 31, 2025 and December 31, 2024.

The table below provides information on the Company’s debt certificates payable (dollars in thousands):

		As of		As of
		March 31, 2025		December 31, 2024
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$5,102	3.93%	$5,979	3.91%
2021 Class A Offering	Unsecured	31,834	4.71%	33,336	4.75%
2024 Class A Offering	Unsecured	31,851	4.91%	31,247	4.95%
Public Offering Total		$68,787	4.75%	$70,562	4.77%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$25,945	5.14%	$24,599	5.15%
Private Offering Total		$25,945	5.14%	$24,599	5.15%

Total Debt Certificates Payable		$94,732	4.86%	$95,161	4.87%

Future maturities for the Company’s debt certificates during the twelve-month periods ending March 31, are as follows (dollars in thousands):

2026	$44,380
2027	26,035
2028	8,479
2029	5,745
2030	10,093
Total	$94,732
Debt issuance costs	99
Debt certificates payable, net of debt issuance costs	$94,633

Note 12: Commitments and Contingencies

Unfunded Commitments

The contractual amount of these commitments represents the Company’s exposure to credit loss. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	March 31, 2025	December 31, 2024
Undisbursed loans	$286	$292

The balance of the allowance for credit losses on off-balance sheet commitments is recorded in other liabilities on the Company’s consolidated balance sheet. The following table details activity in the allowance for credit losses on off-balance sheet commitments (dollars in thousands):

	Three months ended	Year ended
	March 31, 2025	December 31, 2024
Balance, beginning of period	$2	$2
Provision for losses on unfunded commitments	(1)	—
Balance, end of period	$1	$2

Operating Leases

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Year ended
	March 31,		December 31,
	2025	2024	2024
Lease cost
Operating lease cost	$28	$45	$119
Other information
Cash paid for operating leases	15	13	537
Right-of-use assets obtained in exchange for operating lease liabilities	—	387	387
Lease liabilities recorded	—	387	387
Weighted average remaining lease term (in years)	4.30	4.80	4.46
Weighted-average discount rate	4.55%	4.60%	4.53%

Future minimum lease payments and lease costs for the twelve months ending March 31, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2026	$87	$84
2027	87	82
2028	89	82
2029	92	82
2030	31	27
Total	$386	$357

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

Note 14: Retirement Plans

401(k)

Company matching contributions for the three months ended March 31, 2025 and 2024 were $48 thousand and $67 thousand, respectively.

Profit Sharing

The Company did not make or approve a profit-sharing contribution for the three months ended March 31, 2025 and 2024.

Supplemental Executive Retirement Plan (SERP)

On March 30, 2022, the Company entered into a SERP with Joseph W. Turner, Jr. who at the time was its President and Chief Executive Officer. The total of Mr. Turner’s accrued benefit is $600,000. He is entitled to receive $60,000 per year over a ten-year period, payable in equal monthly installments commencing the first day of the month following his separation from service. Mr. Turner performed consulting services for the Company until his separation from service at the end of July 2024. The Company began making $60,000 per year payments in $5,000 monthly installments beginning August 2024, according to the terms of the SERP.

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

Fair Value of Financial Instruments

Additional information regarding the methods and assumptions used to estimate the fair value of the financial statements can be found in our Annual Report. The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at March 31, 2025 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$12,509	$12,509	$—	$—	$12,509
Loans, net	92,602	—	—	88,899	88,899
Investment in joint venture	873	—	—	873	873
Other investments	1,083	—	—	1,083	1,083
Accrued interest receivable	476	—	—	476	476
Servicing assets	152	—	—	152	152
FINANCIAL LIABILITIES:
Other secured borrowings	6	—	—	6	6
Debt certificates payable	94,633	—	—	94,116	94,116
Other financial liabilities	483	—	—	483	483

		Fair Value Measurements at December 31, 2024 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$10,771	$10,771	$—	$—	$10,771
Certificates of deposit	1,304	—	1,308	—	1,308
Loans, net	93,171	—	—	90,684	90,684
Investments in joint venture	873	—	—	873	873
Other investments	1,082	—	—	1,082	1,082
Accrued interest receivable	447	—	—	447	447
Servicing assets	177	—	—	177	177
FINANCIAL LIABILITIES:
Other secured borrowings	6	$—	$—	$6	$6
Debt certificates payable	95,073	—	—	94,031	94,031
Other financial liabilities	479	—	—	479	479

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at March 31, 2025 and December 31, 2024.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2025:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$7,276	$7,276
Discounted cash flow loans (net of allowance and discount)	—	—	7,105	7,105
Investment in joint venture	—	—	873	873
Other investments	—	—	1,083	1,083
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$16,638	$16,638

Assets at December 31, 2024:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$9,535	$9,535
Discounted cash flow loans (net of allowance and discount)	—	—	7,133	7,133
Investments in joint venture	—	—	873	873
Other investments	—	—	1,082	1,082
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$18,924	$18,924

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at March 31, 2025 and December 31, 2024. As such, the Company has determined that the carrying value of its other investments equals its fair value at March 31, 2025 and December 31, 2024.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

March 31, 2025
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral dependent loans	$7,276	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Other impaired loans	7,105	Discounted future cash flows	Discount rate	4% (4%)
Investment in joint venture	873	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,083	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed Assets	301	Internal evaluations	Selling cost	6% (6%)

December 31, 2024
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$9,535	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Other impaired loans	7,133	Discounted future cash flows	Discount rate	4% (4%)
Investments in joint venture	873	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,082	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

One of the Company’s wholly-owned subsidiaries, Ministry Partners Realty, incurred a tax loss for the years ended December 31, 2024 and 2023, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2024, and 2023, MP Realty had federal and state net operating loss carryforwards of approximately $433 thousand and $432 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate as of March 31, 2025 and December 31, 2024.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended
	March 31, 2025	March 31, 2024
Revenue from external sources
Finance Company	$2,416	$1,774
Broker-Dealer	226	300
Charitable Organization	20	20
Adjustments / Eliminations	(47)	(72)
Total	$2,615	$2,022

Revenue from internal sources
Finance Company	$—	$—
Broker-Dealer	166	159
Charitable Organization	—	—
Adjustments / Eliminations	(166)	(159)
Total	$—	$—

Interest expense
Finance Company	$1,455	$1,609
Broker-Dealer	—	—
Charitable Organization	—	—
Adjustments / Eliminations	(310)	(344)
Total	$1,145	$1,265

Total non-interest expense and provision for tax
Finance Company	$863	$750
Broker-Dealer	365	407
Charitable Organization	1	31
Adjustments / Eliminations	—	(30)
Total	$1,229	$1,158

Net profit (loss)
Finance Company	$121	$(533)
Broker-Dealer	27	50
Charitable Organization	20	(10)
Adjustments / Eliminations	96	144
Total	$264	$(349)

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Total assets
Finance Company	$101,170	$101,563
Broker-Dealer	2,603	2,591
Charitable Organization	2,160	2,140
Other Segments	58	58
Adjustments / Eliminations	2,917	2,898
Total	$108,908	$109,250

Note 18: Not-for-profit Subsidiary Activities

The following represent required disclosures related to the activities of Ministry Partners for Christ, the Company’s wholly owned, not-for-profit organization.

At March 31, 2025 and December 31, 2024, the Company had $368 thousand and $304 thousand, respectively in cash held in a checking account available to meet general expenditure needs for the next twelve months. This does not include $1.7 million in cash that carries permanent donor restrictions. There were no board-designated funds as of March 31, 2025 and December 31, 2024. Management believes the cash available for use by MPC is sufficient to cover its expenses.

At March 31, 2025, MPC had $2.1 million in net assets, $1.7 million of which is permanently restricted by donors. MPC earned interest income of $20 thousand during the three months ended March 31, 2025 and the three months ended March 31, 2024. At March 31, 2025 and December 31, 2024, respectively, MPC had $369 thousand and $340 thousand in unrestricted net assets.

A breakdown of expenses for MPC for the three-month periods ended March 31, 2025 and 2024, is as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Expenses
Charitable grants	$—	$30
General and administrative expenses	1	1
Total	$1	$31

The change in net assets for MPC for the three-month periods ended March 31, 2025 and 2024 is as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Change in net assets	$20	$(10)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three-month periods ended March 31, 2025 and 2024. It should be read in conjunction with our December 31, 2024, Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based upon numerous factors (many of which are beyond our control). Such risks, uncertainties, and other factors that could cause our financial performance to differ materially from the expectations expressed in such forward-looking statements include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

As used in this quarterly report, the terms “we”, “us”, “our” or the “Company” means Ministry Partners Investment Company, LLC and our wholly owned subsidiaries, MPF, MP Realty, MP Securities, and MPC.

Strategic Objectives and Financial Results

For the three-month period ended March 31, 2025, and for the year ended December 31, 2025, Company management has identified the following key strategic objectives:

Current Strategy.

In 2020, the holder of the Company’s term-debt presented the Company’s management with the opportunity to pay off the debt at a discount. As of December 31, 2020, the Company had $51.4 million outstanding on this facility with $61.3 million of its loans pledged as collateral. Management evaluated the proposal and created a two-phase strategy to take advantage of the significant gains we would receive on the discounted pay off. Our phase one strategy focused on raising funds to pay off the debt by selling loan participations, allowing lower credit quality loans to pay off, and through the sale of our debt securities. We were able to do this between the years 2020 and 2022 and, during that period, we generated $7.2 million in revenue from gains on debt extinguishment. However, management knew the result of this strategy would be a smaller balance sheet due to reduced loan balances and cash. Consequently, future earnings would decrease once we repaid the debt.

Our phase two strategy focused on regrowing the balance sheet and increasing the profitability of core operations by increasing non-interest income as well as reducing operating expenses. During the transition from phase one to phase two of the strategy, management planned for lower revenue and potential losses. We evaluated the benefits of the term-debt extinguishment and determined that the benefits outweighed having lower income between the end of phase one and the completion of phase two. The benefits of this strategy are:

●	$7.2 million in additional revenue. If we were earning a 2% spread on the approximate $70 million we invested in loans that were funded by the term-debt, it would take over five years to earn $7.2 million. We were able to earn the $7.2 million risk-free (no credit risk on the investment) in less than three years.
●	Significantly improved capital ratios. The revenue from the debt extinguishment created higher capital ratios for the Company. Our capital ratio doubled, increasing from 7.0% in 2019 to 14.7% in 2022. Capital provides protection for investors against losses as losses deplete capital first.
●	Improved loan credit quality. One way we funded the term-debt payoff was by allowing lower credit quality loans to pay off. The borrowers of these loans were able to secure financing from other sources which, in turn, strengthened our remaining loan portfolio.
●	Deleveraged balance sheet. The term-debt was secured by a portion of our loan portfolio. Now that it has been paid off, our investors are no longer subordinated to the claims of the term-debt holder.

We are currently in the midst of phase two and are working on improving the core profitability of the business. We are accomplishing this by making profitable loans, increasing our non-interest income, and reducing our operating expenses. We generate non-interest income through our wholly-owned subsidiary, MP Securities, who performs broker dealer and investment advisory services for our clients. We also generate non-interest income through originating loans and selling participation interests in those loans. Selling loan participations generates additional servicing fee income for the Company as well as gains on loan sales. This activity can also increase interest income on our loans as we recognize origination income on loans that we sell to participants. If the loan is not sold, the origination income is amortized over the life of the loan using the interest method.

1st Quarter Results

For the quarter ended March 31, 2025, the Company reported net income of $264 thousand. During the quarter, the Company received a $670 thousand payment from a borrower of an impaired loan. The payment reversed accrued interest and fees that had been previously written off. The Company continues to focus on improving its core profitability through efforts to patiently manage its impaired assets, reduce operating expenses, and increase its loan interest income and net interest income. For the year ended December 31, 2024, the Company increased both loan interest income and net interest income, as compared to the previous year. For the quarter ended March 31, 2025, the Company reported $1.25 million of net interest income as compared to $598 thousand for the quarter ended March 31, 2024.

During the quarter ended March 31 2025, the Company began the process of converting its core processing systems for its clients and borrowers and incurred non-recurring costs in the conversion process. As a result, our non-interest expenses totaled $1.2 million for the quarter as compared to $1.1 million for the quarter ended March 31, 2024. We expect that our transition to a new core processing system and technology partner will provide significant enhancements to our borrowers and clients with significantly reduced costs to the Company that will be realized over the remainder of 2025.

When the Company commenced its phase one credit facility pay-off strategy, its yearly operating expenses were approximately $5.7 million. By implementing its operating expense reduction plan, the Company transitioned to a new office location with significantly lower rent, improved its loan servicing, reduced its staffing costs and was able to reduce its non-interest expenses for the year ended December 31, 2024 to $4.2 million. Although the Company incurred one time core processing conversion expenses during the first quarter of 2025, the Company expects to realize additional operating expense savings for the remainder of 2025.

Our phase two strategy focuses on growing our balance sheet, making profitable loans and improving our net income. Our loans receivable totaled $92.6 million at March 31, 2025 as compared to $93.1 million at December 31, 2024. During the last six months of 2024 the Company sold several loan participations that helped us pay off our higher interest lines of credit and generate other income. Through the remainder of 2025, the Company intends to expand its loan investments as part of its core process conversion. The Company is also evaluating strategies that will help it improve its net interest margin. Company management expects that the yield on its portfolio will increase in future years as loans originated in 2020 and 2021 at 5% to 6% rates come due for their five-year rate resets that will push them into the 7%-8% range. We are also evaluating the investment products we offer to our investors in an effort to make our investment rates more attractive, comply with regulatory objectives and structure a variety of short- and intermediate-term investment products to better serve our clients and investors. With an improved core processing system for our loans and focus on increasing the sale our investor notes through the remainder of the year, we intend to focus on growing our balance sheet, improving our core profitability, and increasing the net interest income and non-interest income we earn from our advisory business and investor notes selling efforts.

Loan Portfolio Growth

As noted above, we have begun to rebuild our loan portfolio. As a result, we have grown our quarter over quarter loan interest income over most of the last two years. This growth is mostly due to the increase in loans receivable and, to a lesser extent, an increase in the interest rates of existing adjustable-rate loans.

In addition, we have focused on improving our income through originating and selling loan participations, as well as continuing to produce income from the operations of our broker-dealer and investment advisor subsidiary, MP Securities. Originating and selling loan participations allows the Company to generate loan origination income and gains on loan sales while deploying less cash than if we retained the whole loan on our books. We are observing positive outcomes from our efforts to enhance core profitability with the growth in loan interest described above.

Strategic Objectives

During 2025, the Company intends to continue to focus on the following objectives:

(i)	Investing in and growing our commercial loan investments through loan originations and cooperative efforts with our strategic partners to increase the commercial loans we make to non-profit organizations and faith-based borrowers;
(ii)	Selling participation interests in the loans the Company originates to increase non-interest revenue:
(ii)	Continuing our efforts to reduce non-interest expenses by reducing overhead expense;
(iii)	Increasing the sale of our debt certificates to finance the growth in the Company’s balance sheet;
(iv)

Effectively managing pressure on the Company’s net interest margin due to an inverted yield curve in financial markets that results in higher short-term costs on our debt certificates while the Company makes longer term investments with the commercial loans it originates; and

(v)	Continuously expanding the revenues earned by the investment advisory, broker-dealer, and insurance operations at Ministry Partners Securities, LLC.

Financial Condition

Comparison of Financial Condition on March 31, 2025 and December 31, 2024

			Comparison
	2025	2024	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$10,752	$9,014	$1,738	19%
Restricted cash	1,757	1,757	—	—%
Certificates of deposit	—	1,304	(1,304)	(100%)
Loans receivable, net of allowance for expected credit losses of $1,133 and $1,156 as of March 31, 2025 and December 31, 2024, respectively	92,602	93,171	(569)	(1%)
Accrued interest receivable	476	447	29	6%
Investment in joint venture	873	873	—	—%
Other investments	1,083	1,082	1	0%
Property and equipment, net	79	84	(5)	(6%)
Foreclosed assets, net	301	301	—	—%
Servicing assets	152	177	(25)	(14%)
Other assets	833	1,040	(207)	(20%)
Total assets	$108,908	$109,250	$(342)	(0%)
Liabilities and members’ equity
Liabilities:
Lines of credit	$—	$—	$—	100%
Other secured borrowings	6	6	—	100%
Debt certificates payable, net of debt issuance costs of $99 and $88 as of March 31, 2025 and December 31, 2024, respectively	94,633	95,073	(440)	(0%)
Accrued interest payable	346	348	(2)	(1%)
Other liabilities	1,864	1,892	(28)	(1%)
Total liabilities	96,849	97,319	(470)	(0%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	1,700	—	—%
Accumulated equity	(2,865)	(2,993)	128	(4%)
Total members' equity	12,059	11,931	128	1%
Total liabilities and members' equity	$108,908	$109,250	$(342)	(0%)

Cash, Loans, and Borrowings

As discussed previously, our strategy involves growing our balance sheet and our loan portfolio to increase our net interest income. We plan to rely on the sale of our debt certificates to fund the growth of our on-book loan portfolio, and from time to time may supplement that growth by utilizing our lines of credit. For the three months ended March 31, 2025, assets decreased less than 1% due to total liabilities decreasing by $470 thousand. This was due to a reduction in our debt certificates payable of $440 thousand.

Our loans receivable portfolio decreased by $569 thousand due primarily to loan payoffs. During the first three months of 2025, we had loan fundings of $884 thousand and loan principal collections of $1.5 million. We did not engage in any loan sales during the first quarter of 2025, although we remain open to that source of cash generation in the future. The balance sheet stayed relatively stable during the first quarter as the Company did not find loan opportunities that met its standards for funding. The Company continues to work on building its loan pipeline and anticipates funding loan opportunities throughout the rest of 2025.

Allowance for Expected Credit Losses

The allowance decreased by $23 thousand. This occurred primarily due to the decrease in loan principal balance.

Debt Certificates Payable

Our debt certificates payable comprise debt securities sold under publicly registered security offerings as well as promissory notes sold in private placement offerings.

For the three months ended March 31, 2025, net debt certificates payable decreased by $440 thousand. The decrease is related to two main factors. First, though the Company continues to pursue additional investors in its debt certificate products through MP Securities, the lack of loan opportunities to fund in the first quarter led the Company to slow its sale of certificates as it did not have immediate need of liquidity. Secondly, the Company is engaged in evaluating the terms and rates it offers on its debt certificates to ensure that the offering effectively addresses the interest rate risk of the current financial environment. The Company expects that its debt certificate sales will increase as the need for liquidity arises.

Members’ Equity

Our total members’ equity increased by 1% to $12.1 million for the three months ended March 31, 2025, which resulted in a capital to asset ratio of 11.1%. The decrease in members’ equity was attributable to a net gain of $264 thousand and dividends to members of $137 thousand.

Liquidity and Capital Resources

Liquidity Management

Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have sufficient liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be correct. Management believes that we hold adequate sources of liquidity to meet our liquidity needs and have the means to generate more liquidity if necessary. As March 31, 2025, our liquidity ratio was 13%.

We use multiple tools to manage our liquidity. We have $15 million in lines of credit of which all $15 million is available for cash management as of March 31, 2025. We also have the ability to sell participation interests in our loan portfolio. We also fund our liquidity by selling corporate debt certificates. Additional information about our debt securities and credit facilities is presented below.

Public and Privately offered Debt Securities

The table below presents a schedule of our fixed series debt certificates maturing during the next year as compared with the fixed series debt certificates maturing after one year. Also included separately are the variable debt certificates which are redeemable upon demand (dollars in thousands):

Variable Series Debt Certificates (redeemable debt certificates)	$6,489
Fixed Series Debt Certificates maturing in the next 12 months	42,229
Fixed Series Debt Certificates maturing after 12 months	46,014
Total	$94,732
Debt issuance costs	99
Debt Certificates, net of debt issuance costs	$94,633

Historically, we have been successful in generating reinvestments by our debt certificate holders when the notes they hold mature. Our note renewal rate remains stable, and our advisory team continues to expand their clientele.

The table below shows the renewal rates of our maturing notes over the last three years ended December 31:

2025	60%
2024	75%
2023	82%

The renewal rates for the periods ended March 31, 2025, as compared to March 31, 2024, are as follows:

●	Three-month period ended March 31, 2025: 60%
●	Three-month period ended March 31, 2024: 54%

The renewal rate for the three months ended March 31, 2025 was compared favorably to the first three months of 2024, although not as favorably to prior years in total. This reflects both the current economic climate as well as the Company’s decision not to pursue some debt certificate renewals as it analyzes the interest rate spreads in its offering. Despite that, the renewal rate was higher than the same period of the prior year, and the Company anticipates that this rate will increase throughout the year based on historical trends.

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s outstanding debt payable as of March 31, 2025 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
KCT Warehouse LOC	9.00%	Variable	$—	$5,000	6/6/2025	$8,235	$1,250
KCT Operating LOC	9.00%	Variable	—	5,000	6/6/2025	4,834	—
ACCU LOC	9.25%	Variable	—	5,000	9/23/2025	6,927	—
ACCU Secured	Various	Fixed	6	—	Various	—	6

*Represents cash or certificates of deposit

In September 2024 we renewed the ACCU LOC for 12 months with minor modifications in terms. The modified terms include an increased spread from 0.75% over prime to 1.00% over prime, and the inclusion of a requirement to place an average minimum of $1 million on deposit at the credit union.

We can draw up to $10 million on the revolving lines of credit. In addition, we can draw up to $5 million on the KCT Warehouse LOC to facilitate warehousing new loan originations. Each draw on the KCT Warehouse LOC needs to be paid down after 120 days. The KCT debt facilities will not renew when they mature in June 2025. The Company is researching other liquidity options to replace those facilities. The ACCU secured borrowings comprise loan participation sales that are classified as secured borrowings and will pay down as the loans amortize.

Debt Covenants

Under our credit facility agreements and our debt certificates documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of March 31, 2025, we are in compliance with our covenants on our debt certificates payable, KCT Warehouse LOC, KCT Operating LOC, and ACCU LOC.

●	For additional information regarding our debt certificates payable, refer to “Note 11. Debt Certificates Payable” to Part I “Financial Information” of this Report.
●	For additional information on our credit facilities, refer to “Note 10. Credit Facilities” to Part I “Financial Information” of this Report.

Results of Operations: March 31, 2025

The analysis below compares the Company’s results of operations for the three-month periods ended March 31, 2025 and 2024.

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

The following tables provide average outstanding balance information for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended March 31,
	(Dollars in Thousands)
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$11,376	$111	3.96%	$13,920	$151	4.35%
Interest-earning loans [1]	90,456	2,288	10.26%	97,065	1,660	6.86%
Total interest-earning assets	101,832	2,399	9.55%	110,985	1,811	6.54%
Non-interest-earning assets	6,229	—	—%	4,407	—	—%
Total Assets	$108,061	$2,399	9.00%	$115,392	$1,811	6.29%

Liabilities:
Debt certificates payable gross of debt issuance costs	94,473	1,124	4.83%	97,069	1,165	4.81%
Other debt	6	—	—%	3,677	83	9.05%
Total interest-bearing liabilities	94,479	1,124	4.82%	100,746	1,248	4.97%
Debt issuance cost		21			17
Total interest-bearing liabilities net of debt issuance cost	$94,479	$1,145	4.91%	$100,746	$1,265	5.04%

Net interest income		$1,254			$546
Net interest margin			4.99%			1.97%
[1]	Loans are net of deferred fees and before the allowance for expected credit losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2025 vs. 2024
	Increase (Decrease) Due to Change in
	Volume	Rate	Recovery	Total

	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$(27)	$(13)	$—	$(40)
Interest-earning loans	(137)	117	648	628
Total interest-earning assets	(164)	104	648	588
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	(44)	3	—	(41)
Other debt	(42)	(41)	—	(83)
Debt issuance cost	—	4	—	4
Total interest-bearing liabilities	(86)	(34)	—	(120)
Change in net interest income	$(78)	$138	$648	$708

Total interest income for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, increased due to a rate variance on interest-earning loans as shown in the table above. This rate variance was due in part to the rising interest rate environment. Many of the loans we originated from 2014-2020 are either due to be renewed at maturity or due for their five-year rate reset. The Prime rate during this period ranged from 3.50% - 5.50%; the Prime Rate is currently at 7.50%. As loans have matured and been renewed or had their rate adjusted, the weighted average rate of our portfolio has risen. At March 31, 2024, the weighted average rate of our portfolio was 6.68% as compared to 6.87% currently.

However, the primary driver of the increase in interest income is a $670 thousand payment made on one of our impaired loans to recover interest and fees that had previously been written off. $648 thousand of this was recognized as interest income during the three months ended March 31, 2025. Without this payment, the average yield earned on our assets would have been 6.57%.

For the three months ended March 31, 2025, total interest expense decreased mostly due to a volume variance on both debt certificates and other debt. This was due the paydown of other debt and a reduction in debt certificate sales.

Net interest income increased by $708 thousand for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to the factors described above. For the three months ended March 31, 2025, compared to the three months ended March 31, 2024, net interest margin increased by 302 basis points. Without the $648 thousand interest recovery, the net interest margin for the three months ended March 31, 2025 would have been 2.41%, a 44 basis point increase. These improvements in net interest margin position the Company to begin operating profitably with its core operations in the coming quarters.

Provision (credit) for expected credit losses and non-interest income and expense

	Three months ended
	March 31,		Comparison
	(in thousands)
	2025	2024	$ Diff	% Diff
Net interest income	$1,254	$546	$708	130%
Credit for expected credit losses	(23)	(52)	29	(56%)
Net interest income after credit for expected credit losses	1,277	598	679	114%
Total non-interest income	216	211	5	2%
Total non-interest expenses	1,224	1,153	71	6%
Loss before provision for income taxes	269	(344)	613	(178%)
Provision for income taxes and state LLC fees	5	5	—	—%
Net income (loss)	$264	$(349)	$613	(176%)

Net interest income after provision for expected credit losses increased by $679 thousand for the quarter ended March 31, 2025, over the quarter ended March 31, 2024. This increase was due to the increase in net interest income described earlier.

The increase in total non-interest income for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, as shown in the table above, was primarily due to $22 thousand in fees collected as part of the payment described above. This increase was offset by a $16 thousand decrease in commissions and fees earned by MP Securities, related primarily to a few large variable annuity commissions recognized in the first quarter of 2024.

The increase in total non-interest expense for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, as shown in the table above, was mostly due to an increase in office operations expenses. While the Company anticipates future cost savings due to its transition to a new, more efficient core system, we were charged deconversion fees to leave the old system and set-up fees to begin operating the new system. This led to additional software and system fees of $114 thousand during the first quarter of 2025 as compared to 2024. Aside from these non-recurring costs, office operations expenses decreased from the prior year. The Company also experienced an increase in audit fees during the first quarter of 2025.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Vice President of Finance, supervised and participated in an evaluation of our disclosure controls and procedures as of March 31, 2025. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Principal Accounting Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three-month period ended March 31, 2025 and 2024.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our operations, we may from time to time have an interest in, or be involved in, litigation arising out of our business activities. We consider litigation related to our operations to be routine to the conduct of our business. As of March 31, 2025, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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

(i)Consolidated Statements of Income for the three-month periods ended March 31, 2025 and 2024;

(ii)Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024;

(iii)Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2025 and 2024; and

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

Dated: May 15, 2025

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By:	/s/ Darren M. Thompson
Darren M. Thompson,
Chief Executive Officer