Form 10-Q
period 2025-09-30
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2025-11-14
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

At September 30, 2025, registrant had issued and outstanding 146,522 units of its Class A common units. The information contained in this Form 10-Q should be read in conjunction with the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

Ministry Partners Investment Company, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2025 and December 31, 2024

(dollars in thousands except unit data)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets:
Cash and cash equivalents	$9,184	$9,014
Restricted cash	1,758	1,757
Certificates of deposit	1,502	1,304
Loans receivable, net of allowance for expected credit losses of $1,149 and $1,156 as of September 30, 2025 and December 31, 2024, respectively	92,667	93,171
Other assets	4,229	4,004
Total assets	$109,340	$109,250
Liabilities and members’ equity
Liabilities:
Other secured borrowings	6	6
Debt certificates payable, net of debt issuance costs of $70 and $88 as of September 30, 2025 and December 31, 2024, respectively	95,776	95,073
Other liabilities	1,791	2,240
Total liabilities	97,573	97,319
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at September 30, 2025 and December 31, 2024 (liquidation preference of $100 per unit); See Note 13	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at September 30, 2025 and December 31, 2024; See Note 13	1,509	1,509
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	1,700
Accumulated deficit	(3,157)	(2,993)
Total members' equity	11,767	11,931
Total liabilities and members' equity	$109,340	$109,250

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Interest on loans	$1,547	$1,686	$5,449	$5,071
Interest on interest-bearing accounts	120	152	334	462
Total interest income	1,667	1,838	5,783	5,533
Interest expense:
Debt certificates	1,186	1,167	3,478	3,467
Other debt	—	101	—	393
Total interest expense	1,186	1,268	3,478	3,860
Net interest income	481	570	2,305	1,673
Provision (credit) for expected credit losses	—	46	(7)	(207)
Net interest income after provision (credit) for expected credit losses	481	524	2,312	1,880
Non-interest income:
Broker-dealer commissions and fees	193	251	553	594
Other income	227	279	510	416
Total non-interest income	420	530	1,063	1,010
Non-interest expenses:
Salaries and benefits	485	522	1,498	1,557
Marketing and promotion	14	16	50	51
Office occupancy	28	28	83	95
Office operations and other expenses	356	389	1,215	1,203
Foreclosed assets	1	—	13	10
Legal and accounting	83	82	310	343
Total non-interest expenses	967	1,037	3,169	3,259
Income (loss) before provision for income taxes	(66)	17	206	(369)
Provision for income taxes and state LLC fees	1	5	11	15
Net income (loss)	$(67)	$12	$195	$(384)

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and 2024

	Nine months ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$195	$(384)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	16	28
Amortization of deferred loan fees, net	(16)	(87)
Amortization of debt issuance costs	69	53
Credit for expected credit losses	(7)	(207)
Accretion of loan discount	(6)	(14)
Gain on sale of loans	(12)	(48)
Gain on sale of foreclosed assets	(182)	—
Loss on retirement of fixed assets	—	2
Gain on other investments	(15)	(29)
Changes in:
Accrued interest receivable	—	(60)
Other assets	(493)	440
Accrued interest payable	(348)	(50)
Other liabilities	(86)	160
Net cash used by operating activities	(885)	(196)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(3,041)	(66)
Loan originations	(2,812)	(7,747)
Loan sales	1,100	6,629
Loan principal collections	5,265	5,670
Redemption (purchase) of certificates of deposit	(197)	(8)
Foreclosed asset sales	483	—
Purchase of property and equipment	—	(58)
Net cash provided by investing activities	798	4,420
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings, net of repayments on lines of credit	—	(4,500)
Net change in debt certificates payable	685	(1,940)
Debt issuance costs	(51)	(98)
Dividends paid on preferred units	(375)	(456)
Net cash provided (used) by financing activities	258	(6,994)
Net increase (decrease) in cash and restricted cash	171	(2,770)
Cash, cash equivalents, and restricted cash at beginning of period	10,771	12,611
Cash, cash equivalents, and restricted cash at end of period	$10,942	$9,841
Supplemental disclosures of cash flow information
Interest paid	$3,826	$3,909
Income taxes paid	16	32
Supplemental disclosures of non-cash transactions
Leased assets obtained in exchange of new operating lease liabilities	82	387
Lease liabilities recorded	82	387
Dividends declared to preferred unit holders	115	119

The accompanying notes are an integral part of these consolidated financial statements.

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, general financial industry practices, and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements and have not been audited. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended September 30, 2025 and 2024 are not necessarily indicative of the results for the full year. Reference should be made to the consolidated financial statements and notes thereto contained in our 2024 annual report filed on Form 10-K provides a more detailed description of our accounting policies and notes to financial statements. There have been no material changes since the date of that report.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, have been made.

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

Risks and Uncertainties

The possible expansion of the Russia-Ukraine conflict, Federal Reserve Board (‘FRB”) policy that is attempting to reduce inflation to its long-term target of 2%, the unknown impact of global tariffs, and fluctuating interest rates in recent history are straining the U.S. economy and the U.S. consumer. While it is not possible to know the full extent of the long-term impact of these current events, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Note 2: Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. On September 30, 2025 and December 31, 2024, the Company had cash of $6 thousand pledged as collateral for its secured borrowings. See “Note 3: Related Party Transactions” for additional details. This is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	September 30,		December 31,
	2025	2024	2024
Cash and cash equivalents	$9,184	$8,083	$9,014
Restricted cash	1,758	1,758	1,757
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$10,942	$9,841	$10,771

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

	September 30,	December 31,
	2025	2024
Balance Sheet Items
Cash and cash equivalents held at related parties	$4,570	$5,153
Certificates of deposit held at related parties	1,502	—

Off Balance Sheet Items
Loans serviced for the related parties	$5,873	$5,977

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Income Statement Items
Interest income on loans purchased from related parties	$18	$1	$53	$3
Interest income on interest-bearing accounts held at related parties	38	32	127	108
Interest expense on other debt due to related parties	—	21	—	200
Networking fees paid to related parties for referring business to the Company	25	41	73	89
Income from broker services provided to related parties	5	9	16	25

Related Party Transactions with Management

From time to time, the Company’s Board and members of its executive management team have purchased debt certificates from the Company or have purchased investment products through MP Securities. The following table (dollars in thousands) describes the nature and dollar amounts of these related party transactions with its management.

	September 30,	December 31,
	2025	2024
Outstanding public offering debt certificates payable to officers and managers	$2,259	$2,276

Note 4: Loans Receivable and Allowance for Expected Credit Losses

The Company’s loan portfolio comprises two segments, non-profit commercial loans to Christian churches and ministries, and for-profit commercial loans.

The loan portfolio had a weighted average interest rate of 7.01% and 6.88% as of September 30, 2025 and December 31, 2024, respectively.

The table below is a summary of the Company’s loans receivable (dollars in thousands):

	September 30,	December 31,
	2025	2024
Non-profit commercial loans:
Real estate secured	$86,189	$83,912
Unsecured	28	48
Total non-profit commercial loans:	86,217	83,960
For-profit commercial loans:
Real estate secured	7,940	10,678
Total loans	94,157	94,638
Deferred loan fees, net	(115)	(100)
Loan discount	(226)	(211)
Allowance for expected credit losses	(1,149)	(1,156)
Loans, net	$92,667	$93,171

Allowance for expected credit losses

Management believes it has properly calculated the allowance for expected credit losses using the Current Expected Credit Loss (“CECL”) methodology as of September 30, 2025 and December 31, 2024. The following table shows the changes in the allowance for expected credit losses for the nine months ended September 30, 2025 and the year ended December 31, 2024 (dollars in thousands):

	Nine months ended
	September 30, 2025
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,119	$37	$1,156
Provision (credit) for expected credit loss	6	(13)	(7)
Charge-offs	—	—	—
Recoveries	—	—	—
Balance, end of period	$1,125	$24	$1,149

	Year ended
	December 31, 2024
Segment:	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,471	$30	$1,501
Provision (credit) for expected credit loss	(133)	7	(126)
Charge-offs	(219)	—	(219)
Recoveries	—	—	—
Balance, end of period	$1,119	$37	$1,156

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

The table below presents loans by portfolio segment and the related allowance for expected credit losses. In addition, the table segregates loans and the allowance for expected credit losses by impairment methodology (dollars in thousands):

	Loans and Allowance for Expected Credit Losses (by segment)
	As of
	September 30, 2025	December 31, 2024
Non-profit Commercial Loans:
Individually evaluated for impairment	$14,990	$14,855
Collectively evaluated for impairment	71,227	69,105
Total Non-profit Commercial Loans	86,217	83,960
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	7,940	10,678
Total For-profit Commercial Loans	7,940	10,678
Balance	$94,157	$94,638

Allowance for expected credit losses:
Non-profit Commercial Loans:
Individually evaluated for impairment	$418	$463
Collectively evaluated for impairment	707	656
Total Non-profit Commercial Loan Allowance	1,125	1,119
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	24	37
Total For-profit Commercial Loan Allowance	24	37
Balance	$1,149	$1,156

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of September 30, 2025
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$46,459	$21,681	$5,408	$8,249	$—	$—	$81,797
Wholly Owned Other Amortizing	1,474	—	—	1,333	—	—	2,807
Wholly Owned Unsecured Amortizing	14	26	—	—	—	—	40
Wholly Owned Unsecured LOC	2	—	—	—	—	—	2
Wholly Owned Construction	376	—	—	—	—	—	376
Participation First	1,195	—	—	—	—	—	1,195
Total Non-profit Commercial Loans	49,520	21,707	5,408	9,582	—	—	86,217
For-profit Commercial Loans							—
Wholly Owned First Amortizing	4,176	809	—	—	—	—	4,985
Participation First	1,346	129	—	—	—	—	1,475
Participation Construction	1,480	—	—	—	—	—	1,480
Total For-profit Commercial Loans	7,002	938	—	—	—	—	7,940
Total Loans	$56,522	$22,645	$5,408	$9,582	$—	$—	$94,157

Credit Quality Indicators (by class)
As of December 31, 2024
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$41,686	$24,565	$5,408	$8,042	$—	$—	$79,701
Wholly Owned Other Amortizing	1,357	—	—	1,405	—	—	2,762
Wholly Owned Unsecured Amortizing	19	27	—	—	—	—	46
Wholly Owned Unsecured LOC	22	—	—	—	—	—	22
Wholly Owned Construction	188	—	—	—	—	—	188
Participation First	1,241	—	—	—	—	—	1,241
Total Non-profit Commercial Loans	44,513	24,592	5,408	9,447	—	—	83,960
For-profit Commercial Loans
Wholly Owned First Amortizing	6,741	816	—	—	—	—	7,557
Participation First	1,497	130	—	—	—	—	1,627
Participation Construction	1,494	—	—	—	—	—	1,494
Total For-profit Commercial Loans	9,732	946	—	—	—	—	10,678
Total Loans	$54,245	$25,538	$5,408	$9,447	$—	$—	$94,638

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$8,044	$175	$—	$8,219	$73,578	$81,797	$—
Wholly Owned Other Amortizing	—	—	—	—	2,807	2,807	—
Wholly Owned Unsecured Amortizing	—	—	—	—	40	40	—
Wholly Owned Unsecured LOC	—	—	—	—	2	2	—
Participation First	—	—	—	—	1,195	1,195	—
Total Non-profit Commercial Loans	8,044	175	—	8,219	77,998	86,217	—
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	4,985	4,985	—
Participation First	—	—	—	—	1,475	1,475	—
Participation Construction	—	—	—	—	1,480	1,480	—
Total For-profit Commercial Loans	—	—	—	—	7,940	7,940	—
Total Loans	$8,044	$175	$—	$8,219	$85,938	$94,157	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or More and Still Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$6,745	$1,215	$910	$8,870	$70,831	$79,701	$—
Wholly Owned Other Amortizing	—	—	—	—	2,762	2,762	—
Wholly Owned Unsecured Amortizing	—	—	—	—	46	46	—
Wholly Owned Unsecured LOC	—	—	—	—	22	22	—
Wholly Owned Construction	—	—	—	—	188	188	—
Participation First	—	—	—	—	1,241	1,241	—
Total Non-profit Commercial Loans	6,745	1,215	910	8,870	75,090	83,960	—
For-profit Commercial Loans
Participation First	—	—	—	—	1,627	1,627	—
Participation Construction	—	—	—	—	1,494	1,494	—
Total For-profit Commercial Loans	—	—	—	—	10,678	10,678	—
Total Loans	$6,745	$1,215	$910	$8,870	$85,768	$94,638	$—

Impaired Loans

No loans in the Company’s for-profit commercial loan segment were classified as impaired or non-accrual at December 31, 2024 or September 30, 2025. The tables below represent the breakdown by class of the non-profit loan portfolio segment only (dollars in thousands):

	As of	As of
	September 30,	December 31,
Impaired Non-profit commercial Loans (by class)	2025	2024
Wholly Owned First Amortizing
Recorded investment with specific allowance	$7,363	$7,364
Recorded with no specific allowance	11,536	12,777
Total recorded investment	$18,899	$20,141
Unpaid principal balance	$19,371	$20,675
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$1,333	$1,405
Recorded with no specific allowance	—	—
Total recorded investment	$1,333	$1,405
Unpaid principal balance	$1,685	$1,685
Total Impaired Loans
Recorded investment with specific allowance	$8,696	$8,769
Recorded with no specific allowance	11,536	12,777
Total recorded investment	$20,232	$21,546
Unpaid principal balance	$21,056	$22,360

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
Impaired Non-profit Commercial Loans (by class)	2025	2024	2025	2024
Wholly Owned First Amortizing
Average recorded investment	$18,683	$20,913	$19,596	$22,028
Interest income recognized	338	303	1,689	737
Wholly Owned Other Amortizing
Average recorded investment	1,029	1,466	1,469	773
Interest income recognized	—	—	—	—
Total Impaired Loans
Average recorded investment	$19,712	$22,379	$21,065	$22,801
Interest income recognized	338	303	1,689	737

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	as of
	September 30, 2025	December 31, 2024
Non-profit Commercial Loans:
Wholly Owned First Amortizing	$9,242	$9,882
Wholly Owned Other Amortizing	1,333	1,502
Total	$10,575	$11,384

The Company modified two loans during the nine months ended September 30, 2025. The Company modified six loans during the nine months ended September 30, 2024. A summary of loans the Company modified during the three- and nine-month periods ended September 30, 2025 and 2024 is as follows (dollars in thousands):

Loan Modifications (by class)
	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Non-profit Commercial Loans:
Wholly Owned First Amortizing
Number of Loans	—	2	2	6
Pre-Modification Outstanding Recorded Investment	$—	$3,509	$1,784	$5,566
Post-Modification Outstanding Recorded Investment	—	3,509	1,784	5,566
Recorded Investment At Period End	—	3,509	1,780	5,320

Of the two loans modified during the nine months ended September 30, 2025, both were granted short-term extensions of their maturity dates. One of the loans had a modification that changed their payment type to interest-only. As of September 30, 2025, the Company has made no commitments to advance additional funds in connection with loan modifications.

Note 5: Investments

Joint Venture

The Company has an ownership interest in a joint venture that owns real estate. See the Company’s annual report on Form 10-K for the year ended December 31, 2024 for more information on the joint venture. The Company’s ownership percentage in the joint venture was 73% as of September 30, 2025 and December 31, 2024.

As of September 30, 2025 and December 31, 2024, the value of the Company’s investment in the joint venture was $872 thousand and $873 thousand, respectively. Management’s impairment analysis of the investment as of September 30, 2025, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in a certificate of deposit with an original maturity greater than three months on September 30, 2025.

Details of these certificates as of September 30, 2025, are as follows (dollars in thousands):

As of September 30, 2025
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	9/23/2025	$1,502	4.65%	6/24/2026

Other Investments

In June 2022, the Company entered into two indexed annuity insurance contracts whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years.

Additional information related to these investments is as follows (dollars in thousands):

				Income for the three months ended		Income for the nine months ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fixed annuity	June 2032	$1,000	$1,097	$1	$2	$15	$29

Note 6: Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of the scope of ASC 606 are noted as such (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$193	$251	$553	$594
Gains on loan sales	—	18	16	49
Gain on sale of foreclosed assets	182	—	182	—
Other investment income	1	2	15	29
Other non-interest income	—	215	—	215
Non-interest income, out of scope, ASC 606
Lending fees	44	44	297	123
Total non-interest income	$420	$530	$1,063	$1,010

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

	For the three months ended		For the nine months ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Broker-dealer revenue
Securities commissions
Transactional	$—	$18	$1	$58
AUM	13	16	33	46
	13	34	34	104
Sale of investment company products
Transactional	1	1	4	12
AUM	16	27	46	59
	17	28	50	71
Other insurance product revenue
Transactional	30	75	103	99
AUM	14	14	35	39
	44	89	138	138
Advisory fee income
Transactional	—	—	—	—
AUM	119	100	331	281
	119	100	331	281
Total broker-dealer revenue
Transactional	31	94	108	169
AUM	162	157	445	425
	$193	$251	$553	$594

Note 7: Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the
	Nine months ended		Year ended
	September 30,		December 31,
	2025	2024	2024
Loan participation interests sold by the Company	$1,100	$4,340	$8,370
Total participation interests sold and serviced by the Company	29,678	31,786	32,475
Servicing income	94	91	126

Servicing Assets
Balance, beginning of period	$177	$98	$98
Additions:
Servicing obligations from sale of loan participations	27	62	123
Subtractions:
Amortization	(25)	(36)	(44)
Balance, end of period	$179	$124	$177

ACCU Loan Participation Agreement (Secured Borrowings)

Effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Under the Master LP Agreement, the Company makes sales on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower. Due to the recourse provisions of the agreement, these participation sales are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s consolidated balance sheets. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the nine months ended September 30, 2025 and 2024.

Note 8: Foreclosed Assets

As of September 30, 2025, the Company had entered into an agreement to sell the property it held as a foreclosed asset. The Company recognized a gain on sale of $182 thousand during the three months ended September 30, 2025 as a result of this sale. $483 thousand in cash proceeds were received in October 2025. The property was valued at $301 thousand immediately prior to the sale and as of December 31, 2024. There was no allowance for losses on foreclosed assets prior to the sale agreement or at December 31, 2024. The Company did not record any provision for losses on foreclosed assets during the nine months ended September 30, 2025 and 2024.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
Foreclosed Asset Expenses	2025	2024	2025	2024
Provision for losses	$—	$—	$—	$—
Operating expenses	1	1	13	11
Total foreclosed asset expenses	$1	$1	$13	$11

Note 9: Premises and Equipment

The table below summarizes our premises and equipment (dollars in thousands):

	As of
	September 30,	December 31,
	2025	2024

Furniture and office equipment	$452	$452
Computer system	226	226
Leasehold improvements	43	43
Total premises and equipment	721	721
Less accumulated depreciation and amortization	(653)	(637)
Premises and equipment, net	$68	$84

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Depreciation and amortization expense	$5	$5	$16	$28

Note 10: Credit Facilities and Other Debt

Details of the Company’s debt facilities as of September 30, 2025, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
ACCU LOC	9.25%	Variable	—	$5,000	9/23/2025	$6,802	$—
ACCU Secured	Various	Fixed	6	—	Various	—	6

*Represents cash or certificates of deposit

All lines of credit require monthly interest-only payments until maturity. The ACCU secured borrowings are repaid through the monthly principal and interest payments on the underlying loans.

Our lines of credit also contain affirmative covenants typical for credit facilities of this nature. The Company was in compliance with these covenants at September 30, 2025 and December 31, 2024.

ACCU Line of Credit

On September 20, 2024, the Company entered into an agreement to modify this facility. The Modification Agreement renewed the facility for an additional one-year term that matured on September 23, 2025. The Company signed an extension agreement that moved the maturity date of the LOC to October 28, 2025. On November 6, 2025, the Company reached an agreement (“Renewal Agreement”) to renew the LOC for a one-year term that ends on November 6, 2026. The ACCU LOC will continue to automatically renew for one additional one-year term unless either party furnishes written notice at least ninety (90) days prior to the termination date that it does not intend to renew the agreement.

The Renewal Agreement made two additional changes to the terms of the ACCU LOC. First, the Renewal Agreement decreased the interest rate spread from 1.00% over the published Prime Rate to 0.50% over Prime. The Renewal Agreement also modified a covenant that requires the Company to maintain an average monthly balance in a money market account held at ACCU from a minimum of $1.0 million to a minimum of $2.5 million. No other terms were modified.

ACCU Secured Borrowings

On August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $6 thousand in secured borrowings were outstanding under the Master LP Agreement as of September 30, 2025 and December 31, 2024. These borrowings have various contractual maturities ranging from 2028 to 2032.

Note 11: Debt Certificates Payable

Information on the Company’s debt certificates payable can be found in our Annual Report on Form 10-K for the year ended December 31, 2024. The Company is subject to certain covenants on its Subordinated Notes and was in compliance with those covenants as of September 30, 2025 and December 31, 2024.

The table below provides information on the Company’s debt certificates payable (dollars in thousands):

		As of		As of
		September 30, 2025		December 31, 2024
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$1,681	3.56%	$5,979	3.91%
2021 Class A Offering	Unsecured	23,211	4.56%	33,336	4.75%
2024 Class A Offering	Unsecured	42,970	4.69%	31,247	4.95%
Public Offerings Total		$67,862	4.62%	$70,562	4.77%

Private Offerings	Offering Type
Subordinated Notes	Unsecured	$27,984	5.20%	$24,599	5.15%
Private Offering Total		$27,984	5.20%	$24,599	5.15%

Total Debt Certificates Payable		$95,846	4.79%	$95,161	4.87%

Future maturities for the Company’s debt certificates during the twelve-month periods ending September 30, are as follows (dollars in thousands):

2026	$42,656
2027	22,695
2028	12,615
2029	9,583
2030	8,297
Total	$95,846
Less: debt issuance costs	70
Debt certificates payable, net of debt issuance costs	$95,776

Note 12: Commitments and Contingencies

Unfunded Commitments

The contractual amount of these commitments represents the Company’s exposure to credit loss. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	September 30, 2025	December 31, 2024
Undisbursed loans	$262	$292

The balance of the allowance for credit losses on off-balance sheet commitments is recorded in other liabilities on the Company’s consolidated balance sheet. The following table details activity in the allowance for credit losses on off-balance sheet commitments (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2025	December 31, 2024
Balance, beginning of period	$2	$2
Provision for losses on unfunded commitments	(1)	—
Balance, end of period	$1	$2

Operating Leases

In June 2025, the Company reached an agreement to extend its lease of office space in Fresno, California, for 38 months, terminating in July 2028. The Company recorded $82 thousand in right-of-use assets and lease liabilities related to this agreement.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the
	Three months ended		Nine months ended		Year ended
	September 30,		September 30,		December 31,
	2025	2024	2025	2024	2024
Lease cost
Operating lease cost	$28	$28	$81	$91	$119
Other information
Cash paid for operating leases	26	30	64	58	537
Right-of-use assets obtained in exchange for operating lease liabilities	82	—	82	387	387
Lease liabilities recorded	82	—	82	—	387
Weighted average remaining lease term (in years)	3.63	4.29	3.63	4.29	4.46
Weighted-average discount rate	5.16%	4.60%	5.16%	4.60%	4.53%

Future minimum lease payments and lease costs for the twelve months ending September 30, are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2026	$116	$112
2027	119	112
2028	117	107
2029	78	68
Total	$430	$399

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

Note 14: Retirement Plans

401(k)

Company matching contributions for the nine months ended September 30, 2025 and 2024 were $39 thousand and $48 thousand, respectively.

Profit Sharing

The Company did not make or approve a profit-sharing contribution for the nine months ended September 30, 2025 and 2024.

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

Fair Value of Financial Instruments

Additional information regarding the methods and assumptions used to estimate the fair value of the financial statements can be found in our Annual Report. The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at September 30, 2025 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$10,942	$10,942	$—	$—	$10,942
Certificates of deposit	1,502	—	1,502	—	1,502
Loans, net	92,667	—	—	90,499	90,499
Investment in joint venture	872	—	—	872	872
Other investments	1,097	—	—	1,097	1,097
Accrued interest receivable	447	—	—	447	447
Servicing assets	179	—	—	179	179
FINANCIAL LIABILITIES:
Other secured borrowings	6	—	—	6	6
Debt certificates payable	95,776	—	—	94,929	94,929
Other financial liabilities	115	—	—	115	115

		Fair Value Measurements at December 31, 2024 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$10,771	$10,771	$—	$—	$10,771
Certificates of deposit	1,304	—	1,308	—	1,308
Loans, net	93,171	—	—	90,684	90,684
Investments in joint venture	873	—	—	873	873
Other investments	1,082	—	—	1,082	1,082
Accrued interest receivable	447	—	—	447	447
Servicing assets	177	—	—	177	177
FINANCIAL LIABILITIES:
Other secured borrowings	6	$—	$—	$6	$6
Debt certificates payable	95,073	—	—	94,031	94,031
Other financial liabilities	479	—	—	479	479

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at September 30, 2025 and December 31, 2024.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2025:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$7,212	$7,212
Discounted cash flow loans (net of allowance and discount)	—	—	7,105	7,105
Investment in joint venture	—	—	872	872
Other investments	—	—	1,097	1,097
Total	$—	$—	$16,286	$16,286

Assets at December 31, 2024:
Collateral-dependent impaired loans (net of allowance and discount)	$—	$—	$9,535	$9,535
Discounted cash flow loans (net of allowance and discount)	—	—	7,133	7,133
Investments in joint venture	—	—	873	873
Other investments	—	—	1,082	1,082
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$18,924	$18,924

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at September 30, 2025 and December 31, 2024. As such, the Company has determined that the carrying value of its other investments equals its fair value at September 30, 2025 and December 31, 2024.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

September 30, 2025
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Collateral dependent loans	$7,212	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Other impaired loans	7,105	Discounted future cash flows	Discount rate	4% (4%)
Investment in joint venture	872	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,097	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)

December 31, 2024
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$9,535	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Other impaired loans	7,133	Discounted future cash flows	Discount rate	4% (4%)
Investments in joint venture	873	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,082	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 16: Income Taxes and State LLC Fees

One of the Company’s wholly-owned subsidiaries, Ministry Partners Realty, incurred a tax loss for the years ended December 31, 2024 and 2023, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2024, and 2023, MP Realty had federal and state net operating loss carryforwards of approximately $433 thousand and $432 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate as of September 30, 2025 and December 31, 2024.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue from external sources
Finance Company	$1,853	$1,980	$6,162	$5,635
Broker-Dealer	326	573	1,017	1,210
Charitable Organization	19	21	58	63
Adjustments / Eliminations	(111)	(206)	(392)	(366)
Total	$2,087	$2,368	$6,846	$6,543

Revenue from internal sources
Finance Company	$—	$—	$—	$—
Broker-Dealer	146	214	494	539
Charitable Organization	—	—	—	—
Adjustments / Eliminations	(146)	(214)	(494)	(539)
Total	$—	$—	$—	$—

Interest expense
Finance Company	$1,477	$1,615	$4,374	$4,866
Broker-Dealer	—	—	—	—
Charitable Organization	—	—	—	—
Adjustments / Eliminations	(291)	(347)	(896)	(1,006)
Total	$1,186	$1,268	$3,478	$3,860

Total non-interest expense and provision for tax
Finance Company	$656	$656	$2,179	$2,068
Broker-Dealer	312	387	1,000	1,205
Charitable Organization	—	10	11	41
Adjustments / Eliminations	—	(10)	(10)	(40)
Total	$968	$1,043	$3,180	$3,274

Net profit (loss)
Finance Company	$(281)	$(336)	$(383)	$(1,092)
Broker-Dealer	161	400	511	544
Charitable Organization	19	11	47	22
Adjustments / Eliminations	34	(63)	19	141
Total	$(67)	$12	$195	$(384)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Total assets
Finance Company	$100,994	$101,563
Broker-Dealer	3,152	2,591
Charitable Organization	2,187	2,140
Other Segments	59	58
Adjustments / Eliminations	2,948	2,898
Total	$109,340	$109,250

Note 18: Not-for-profit Subsidiary Activities

The following represent required disclosures related to the activities of Ministry Partners for Christ, the Company’s wholly owned, not-for-profit organization.

At September 30, 2025 and December 31, 2024, the Company had $329 thousand and $304 thousand, respectively in cash held in a checking account available to meet general expenditure needs for the next twelve months. This does not include $1.7 million in cash that carries permanent donor restrictions. There were no board-designated funds as of September 30, 2025 and December 31, 2024. Management believes the cash available for use by MPC is sufficient to cover its expenses.

At September 30, 2025, MPC had $2.1 million in net assets, $1.7 million of which is permanently restricted by donors. MPC earned interest income of $63 thousand and $84 thousand, respectively, during the nine months ended September 30, 2025 and 2024. At September 30, 2025 and December 31, 2024, respectively, MPC had $290 thousand and $340 thousand in unrestricted net assets.

A breakdown of expenses for MPC for the three- and nine-month periods ended September 30, 2025 and 2024, is as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expenses
Charitable grants	$—	$10	$10	$40
General and administrative expenses	—	—	1	1
Total	$—	$10	$11	$41

The change in net assets for MPC for the three- and nine-month periods ended September 30, 2025 and 2024 is as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Change in net assets	$19	$11	$47	$22

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the three- and nine-month periods ended September 30, 2025 and 2024. It should be read in conjunction with our December 31, 2024, Annual Report on Form 10-K and the accompanying unaudited financial statements and Notes set forth in this report.

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

Strategic Objectives and Financial Results

For the three- and nine-month periods ended September 30, 2025, and for the year ending December 31, 2025, Company management has identified the following key strategic developments:

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

Our phase two strategy focused on regrowing the balance sheet and increasing the profitability of core operations by increasing non-interest income as well as reducing operating expenses. During the transition from phase one to phase two of the strategy, management planned for lower revenue and potential losses. We evaluated the benefits of the term-debt extinguishment and determined that the benefits outweighed having lower income when transitioning to step two in our strategic plan. The benefits of this strategy include:

●	$7.2 million in additional revenue. If we were earning a 2% spread on the approximate $70 million we invested in loans that were funded by the term-debt, it would take over five years to earn $7.2 million. We were able to earn the $7.2 million risk-free (no credit risk on the investment) in less than three years.
●	Significantly improved capital ratios. The revenue from the debt extinguishment created higher capital ratios for the Company. Our capital ratio doubled, increasing from 7.0% in 2019 to 14.7% in 2022. As of September 30, 2025, our net capital ratio was 10.8%. Capital provides protection for investors against losses as losses deplete capital first.

●	Improved loan credit quality. One way we funded the term-debt payoff was by allowing lower credit quality loans to pay off. The borrowers of these loans were able to secure financing from other sources which, in turn, strengthened our remaining loan portfolio.
●	Deleveraged balance sheet. The term-debt was secured by a portion of our loan portfolio. Now that it has been paid off, our investors are no longer subordinated to the priority claims of the term-debt holder.

We are currently in the midst of our phase two strategy and are working on improving the core profitability of the business. We are accomplishing this by making profitable loans to increase the size of our balance sheet, finding new sources for investments in our debt securities, increasing our non-interest income, and reducing our operating expenses. We generate non-interest income through our wholly-owned subsidiary, MP Securities, who performs broker dealer and investment advisory services for our clients. We also generate non-interest income through originating loans and selling participation interests in those loans. Selling loan participations generates additional servicing fee income for the Company as well as gains on loan sales. This activity can also increase interest income on our loans as we recognize origination income on loans that we sell to participants. If the loan is not sold, the origination income is amortized over the life of the loan using the interest method.

2025 Results to Date

For the nine months ended September 30, 2025, the Company reported net income of $195 thousand. During the first nine months of the year, the Company recognized $817 thousand in interest and loan fee income due from a borrower of an impaired loan. The Company also earned $182 thousand in gains related to the sale of its foreclosed asset during the third quarter. This transaction reversed accrued interest and fees that had been previously written off. The Company continues to focus on improving its core profitability through efforts to patiently manage its impaired assets, reduce operating expenses, and increase its loan interest income and net interest income. For the year ended December 31, 2024, the Company increased both loan interest income and net interest income, as compared to the previous year. For the nine months ended September 30, 2025, the Company reported $2.3 million of net interest income as compared to $1.7 million for the same period of 2024.

During the first quarter of 2025, the Company began the process of converting its core processing systems for its clients and borrowers and incurred non-recurring costs in the conversion process. To undertake that transition, the Company paid a termination fee of $57 thousand to our previous vendor. We also incurred approximately $75 thousand in one-time start-up costs during the conversion. While total non-interest expenses increased during the first quarter of the year, the savings realized from converting systems began to be realized during the second quarter and will continue throughout the remainder of 2025. Office operations expenses decreased from $389 thousand during the quarter ended September 30, 2024 to $356 thousand for the quarter ended September 30, 2025. We expect that our transition to a new core processing system and technology partner will provide significant enhancements to our borrowers and clients and will continue to reduce costs to the Company throughout the remainder of 2025.

When the Company commenced its phase one credit facility pay-off strategy, its yearly operating expenses were approximately $5.7 million. By implementing its operating expense reduction plan, the Company transitioned to a new office location with significantly lower rent, improved its loan servicing, reduced its staffing costs and was able to reduce its non-interest expenses for the year ended December 31, 2024 to $4.2 million. Although the Company incurred one time core processing conversion expenses during the first quarter of 2025, year-to-date non-interest expenses have already shown a decrease of $90 thousand in 2025 as compared to 2024.

Our phase two strategy focuses on growing our balance sheet, making profitable loans and improving our net income. Our loans receivable totaled $92.7 million at September 30, 2025 as compared to $93.1 million at December 31, 2024. During the last six months of 2024, the Company sold several loan participations that helped us pay off our higher interest lines of credit and generate other income. Through the remainder of 2025, the Company intends to expand its loan investments as part of its core process conversion. The Company is also evaluating strategies that will help it improve its net interest margin. Company management expects that the yield on its portfolio will increase in future years as loans originated in 2020 and 2021 at 5% to 6% rates come due for their five-year rate resets that will push them into the 7% to 8% range. We are also evaluating the investment products we offer to our investors in an effort to make our investment rates more attractive, as well as structuring a variety of short- and intermediate-term investment products to better serve our clients and investors. With an improved core processing system for our loans and focus on increasing the sale our investor notes through the remainder of the year, we intend to focus on growing our balance sheet, improving our core profitability, and increasing the net interest income and non-interest income we earn from our advisory business and investor notes selling efforts.

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

Strategic Objectives for the Remainder of 2025

During 2025, the Company intends to continue to focus on the following objectives:

(i)	Investing in and growing our commercial loan investments through loan originations and cooperative efforts with our strategic partners to increase the commercial loans we make to non-profit organizations and faith-based borrowers;
(ii)	Selling participation interests in the loans the Company originates to increase non-interest revenue:
(iii)	Continuing our efforts to reduce non-interest expenses by reducing overhead expense;
(iv)	Increasing the sale of our debt certificates to finance the growth in the Company’s balance sheet;
(v)	Effectively managing pressure on the Company’s net interest margin due to an inverted yield curve in financial markets that results in higher short-term costs on our debt certificates while the Company makes longer term investments with the commercial loans it originates;
(vi)	Evaluating the investment rates we offer on our investor notes to respond to current market conditions and making appropriate adjustments; and
(vii)	Continuously expanding the revenues earned by the investment advisory, broker-dealer, and insurance operations at Ministry Partners Securities, LLC.

Financial Condition

Comparison of Financial Condition on September 30, 2025 and December 31, 2024

			Comparison
	2025	2024	$ Difference	% Difference
	(Unaudited)	(Audited)
	(dollars in thousands)
Assets:
Cash	$9,184	$9,014	$170	2%
Restricted cash	1,758	1,757	1	0%
Certificates of deposit	1,502	1,304	198	15%
Loans receivable, net of allowance for expected credit losses of $1,149 and $1,156 as of September 30, 2025 and December 31, 2024, respectively	92,667	93,171	(504)	(1%)
Accrued interest receivable	447	447	—	—%
Investment in joint venture	872	873	(1)	(0%)
Other investments	1,097	1,082	15	1%
Property and equipment, net	68	84	(16)	(19%)
Foreclosed assets, net	—	301	(301)	(100%)
Servicing assets	179	177	2	1%
Other assets	1,566	1,040	526	51%
Total assets	$109,340	$109,250	$90	0%
Liabilities and members’ equity
Liabilities:
Other secured borrowings	6	6	—	100%
Debt certificates payable, net of debt issuance costs of $70 and $88 as of September 30, 2025 and December 31, 2024, respectively	95,776	95,073	703	1%
Accrued interest payable	—	348	(348)	(100%)
Other liabilities	1,791	1,892	(101)	(5%)
Total liabilities	97,573	97,319	254	0%
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,509	1,509	—	—%
Net assets of Ministry Partners for Christ, with donor restrictions	1,700	1,700	—	—%
Accumulated deficit	(3,157)	(2,993)	(164)	5%
Total members' equity	11,767	11,931	(164)	(1%)
Total liabilities and members' equity	$109,340	$109,250	$90	0%

Cash, Loans, and Borrowings

As discussed previously, our strategy involves growing our balance sheet and our loan portfolio to increase our net interest income. We plan to rely on the sale of our debt certificates to fund the growth of our on-book loan portfolio, and from time to time may supplement that growth by utilizing our lines of credit. For the nine months ended September 30, 2025, assets increased less than 1% due to total liabilities increasing by $254 thousand. This was due to an increase in our debt certificates payable of $703 thousand.

Our loans receivable portfolio decreased by $504 thousand due to loan payoffs as well as a $1.1 million loan sale. During the first nine months of 2025, we had loan purchases of $3.0 million and fundings of $2.8 million, compared to loan principal collections of $5.3 million. The Company repurchased $3.0 million of loan participations it had sold in prior years as management looks to use available cash to grow the loan portfolio. The Company also sold its foreclosed asset in September 2025. The balance sheet stayed relatively stable during the first nine months of 2025 as the Company’s loan growth matched its principal collections. The Company continues to work on building its loan pipeline and anticipates funding loan opportunities throughout the rest of 2025.

Allowance for Expected Credit Losses

The allowance decreased by $7 thousand. This occurred primarily due to a decrease in the loan principal balance.

Debt Certificates Payable

Our debt certificates payable comprise debt securities sold under publicly registered security offerings as well as promissory notes sold in private placement offerings.

For the nine months ended September 30, 2025, net debt certificates payable increased by $703 thousand. The Company sold $6.9 million in debt certificates in the third quarter of 2025 and used the cash to fund loan purchases and originations.

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

Members’ Equity

Our total members’ equity decreased by 1.4% to $11.8 million for the nine months ended September 30, 2025, which resulted in a capital to asset ratio of 10.8%. The decrease in members’ equity was attributable to a net gain of $195 thousand partially offset by dividends to members of $375 thousand.

Liquidity and Capital Resources

Liquidity Management

Our management team regularly prepares cash flow forecasts that we rely upon to ensure that we have sufficient liquidity to conduct our business. While we believe that these expected cash inflows and outflows are reasonable, we can give no assurances that our forecasts or assumptions will prove to be correct. Management believes that we hold adequate sources of liquidity to meet our liquidity needs and have the means to generate more liquidity if necessary. As September 30, 2025, our liquidity ratio was 13%.

We use multiple tools to manage our liquidity. We have a $5 million line of credit of which all $5 million was available for cash management as of September 30, 2025. We also have the ability to sell participation interests in our loan portfolio. Primarily, we fund our liquidity by selling corporate debt certificates. Additional information about our debt securities and credit facilities is presented below.

Public and Privately offered Debt Securities

The table below presents a schedule of our fixed series debt certificates maturing during the next year as compared with the fixed series debt certificates maturing after one year. Also included separately are the variable debt certificates which are redeemable upon demand (dollars in thousands):

Variable Series Debt Certificates (redeemable debt certificates)	$5,705
Fixed Series Debt Certificates maturing in the next 12 months	38,739
Fixed Series Debt Certificates maturing after 12 months	51,402
Total	$95,846
Debt issuance costs	70
Debt Certificates, net of debt issuance costs	$95,776

Historically, we have been successful in generating reinvestments by our debt certificate holders when the notes they hold mature. Our note renewal rate remains stable, and our advisory team continues to expand their clientele.

The table below shows the renewal rates of our maturing notes over the last two years ended December 31:

2024	75%
2023	82%

The renewal rates for the periods ended September 30, 2025, as compared to September 30, 2024, are as follows:

●	Three-month period ended September 30, 2025: 85%
●	Three-month period ended September 30, 2024: 91%
●	Nine-month period ended September 30, 2025: 77%
●	Nine-month period ended September 30, 2024: 74%

The renewal rates for the three and nine months ended September 30, 2025 are similar to the corresponding periods of 2024.

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s outstanding debt payable as of September 30, 2025 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Amount Available to Borrow	Maturity Date	Amount of Loan Collateral Pledged	Other Assets Pledged*
ACCU LOC	9.25%	Variable	—	$5,000	9/23/2025	$6,802	$—
ACCU Secured	Various	Fixed	6	—	Various	—	6

*Represents cash or certificates of deposit

In November 2025 we reached an agreement to renew the ACCU LOC for 12 months with minor modifications in terms. The modified terms include a decreased spread from 1.00% over prime to 0.50% over prime, and an increase of a requirement to maintain an average minimum balance on deposit at the credit union from $1.0 million to $2.5 million.

The Company had $10 million in additional line of credit facilities with Consumers Credit Union that matured in June 2025 and was not renewed. The Company is researching other liquidity options to replace those facilities. The ACCU secured borrowings comprise loan participation sales that are classified as secured borrowings and will pay down as the loans amortize.

Debt Covenants

Under our credit facility agreements and our debt certificates documents, we are obligated to comply with certain affirmative and negative covenants. Failure to comply with our covenants could require all interest and principal to become due. As of September 30, 2025, we are in compliance with our covenants on our debt certificates payable and the ACCU LOC.

●	For additional information regarding our debt certificates payable, refer to “Note 11. Debt Certificates Payable” to Part I “Financial Information” of this Report.

●	For additional information on our credit facilities, refer to “Note 10. Credit Facilities” to Part I “Financial Information” of this Report.

Results of Operations: September 30, 2025

The analysis below compares the Company’s results of operations for the three- and nine-month periods ended September 30, 2025 and 2024.

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

The following tables provide average outstanding balance information for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Three Months Ended September 30,
	(Dollars in Thousands)
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$13,164	$120	3.62%	$13,026	$152	4.63%
Interest-earning loans [1]	90,539	1,547	6.78%	94,409	1,686	7.09%
Total interest-earning assets	103,703	1,667	6.38%	107,435	1,838	6.79%
Non-interest-earning assets	4,906	—	—%	5,623	—	—%
Total Assets	$108,609	$1,667	6.09%	$113,058	$1,838	6.45%

Liabilities:
Debt certificates payable gross of debt issuance costs	94,976	1,164	4.86%	94,145	1,149	4.84%
Other debt	6	—	—%	4,611	101	8.69%
Total interest-bearing liabilities	94,982	1,164	4.86%	98,756	1,250	5.02%
Debt issuance cost		22			18
Total interest-bearing liabilities net of debt issuance cost	$94,982	$1,186	4.95%	$98,756	$1,268	5.09%

Net interest income		$481			$570
Net interest margin			1.84%			2.10%
[1]	Loans are net of deferred fees and before the allowance for expected credit losses. Non-accrual loans are considered non-interest earning assets for this analysis.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) Due to Change in
	Volume	Rate	Recovery	Total

	(Dollars in Thousands)
Increase in Interest Income:
Interest-earning accounts with other financial institutions	$1	$(33)	$—	$(32)
Interest-earning loans	(69)	(70)	—	(139)
Total interest-earning assets	(68)	(103)	—	(171)
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	10	5	—	15
Other debt	(52)	(49)	—	(101)
Debt issuance cost	—	4	—	4
Total interest-bearing liabilities	(42)	(40)	—	(82)
Change in net interest income	$(26)	$(63)	$—	$(89)

Total interest income for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, decreased primarily due to a decrease in the average balance of interest-earning loans as shown in the table above. The decrease in loans is related mainly to the sale of loans over the last twelve months as we paid off our high-interest line of credit balances. The decrease in interest income was also related to a decrease in interest income on interest-earning accounts with other institutions, as rates decreased nationally over the first nine months of 2025 and have remained lower than they were a year ago.

For the three months ended September 30, 2025, total interest expense decreased due to the payoff of our lines of credit which were bearing interest at an average rate of 9.08% during the quarter ended September 30, 2024.

Net interest income decreased by $89 thousand for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to the factors described above. For the three months ended September 30, 2025, compared to the three months ended September 30, 2024, net interest margin decreased by 26 basis points.

	Average Balances and Rates/Yields
	For the Nine Months Ended September 30,
	(Dollars in Thousands)
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$12,334	$334	3.62%	$13,491	$462	4.56%
Interest-earning loans [1]	90,373	5,449	8.06%	95,809	5,071	7.05%
Total interest-earning assets	102,707	5,783	7.53%	109,300	5,533	6.74%
Non-interest-earning assets	5,369	—	—%	5,426	—	—%
Total Assets	$108,076	$5,783	7.15%	$114,726	$5,533	6.42%

Liabilities:
Debt certificates payable gross of debt issuance costs	93,975	3,409	4.85%	94,378	3,414	4.82%
Other debt	6	—	—%	5,834	393	8.97%
Total interest-bearing liabilities	93,981	3,409	4.85%	100,212	3,807	5.06%
Debt issuance cost		69			53
Total interest-bearing liabilities net of debt issuance cost	$93,981	3,478	4.95%	$100,212	3,860	5.13%

Net interest income		$2,305			$1,673
Net interest margin			3.00%			2.04%

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) Due to Change in
	Volume	Rate	Recovery	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(39)	$(89)	$—	$(128)
Interest-earning loans	(319)	49	648	378
Total interest-earning assets	(358)	(40)	648	250
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	(26)	21	—	(5)
Other debt	(196)	(197)	—	(393)
Debt issuance cost	—	16	—	16
Total interest-bearing liabilities	(222)	(160)	—	(382)
Change in net interest income	$(136)	$120	$648	$632

Total interest income for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, increased due to a rate variance on interest-earning loans as shown in the table above. This rate variance was due in part to the rising interest rate environment. Many of the loans we originated from 2014-2020 are either due to be renewed at maturity or due for their five-year rate reset. The prime rate during this period ranged from 3.50% - 5.50%; the prime rate was at 7.25% at September 30, 2025. As loans have matured and been renewed or had their rate adjusted, the weighted average rate of our portfolio has risen. At September 30, 2025, the weighted average rate of our portfolio was 7.01% as compared to 6.86% at September 30, 2024.

However, the primary driver of the increase in interest income is a $670 thousand interest payment made under the terms of a confirmed bankruptcy plan on one of our impaired loans to recover interest and fees that had previously been written off. $648 thousand of this was recognized as interest income during the nine months ended September 30, 2025. Without this payment, the average yield earned on our assets would have been 6.35%.

For the nine months ended September 30, 2025, total interest expense decreased mostly due to a volume variance on both debt certificates and other debt. This was due the paydown of other debt and a reduction in debt certificate sales during the first several months of 2025.

Net interest income increased by $632 thousand for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to the factors described above. For the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, net interest margin increased by 96 basis points. Without the $648 thousand interest recovery, the net interest margin for the nine months ended September 30, 2025 would have been 2.16%, a 12-basis point increase. These improvements in net interest margin position the Company to begin operating profitably with its core operations in the coming quarters.

Provision (credit) for expected credit losses and non-interest income and expense

	Three months ended				Nine months ended
	September 30,		Comparison		September 30,		Comparison
	(in thousands)				(in thousands)
	2025	2024	$ Diff	% Diff	2025	2024	$ Diff	% Diff
Net interest income	$481	$570	$(89)	(16%)	$2,305	$1,673	$632	38%
Provision (credit) for expected credit losses	—	46	(46)	(100%)	(7)	(207)	200	97%
Net interest income after provision (credit) for expected credit losses	481	524	(43)	(8%)	2,312	1,880	432	23%
Total non-interest income	420	530	(110)	(21%)	1,063	1,010	53	5%
Total non-interest expenses	967	1,037	(70)	(7%)	3,169	3,259	(90)	(3%)
Loss before provision for income taxes	(66)	17	(83)	(488%)	206	(369)	575	156%
Provision for income taxes and state LLC fees	1	5	(4)	(80%)	11	15	(4)	(27%)
Net income (loss)	$(67)	$12	$(79)	(658%)	$195	$(384)	$579	151%

Net interest income after provision for expected credit losses decreased by $43 thousand for the quarter ended September 30, 2025, over the quarter ended September 30, 2024. This decrease was due to a credit for expected credit losses recorded in 2024 related to the payoff of an impaired loan. Net interest income for the nine months ended September 30, 2025 increased over the prior year due to the large interest payment described earlier in this report in addition to the credit for expected credit loss in 2024.

Non-interest income, which often increases or decreases over the course of a quarter or a year related to one-time occurrences, decreased during the third quarter of 2025 as compared to the third quarter of 2024. In September of 2024, the Company recognized income of $215 thousand in an Employee Retention Credit as provided by the CARES Act. In 2025, the Company recognized $182 thousand in income related to the sale of its foreclosed real estate asset. For the nine months ended September 30, 2025, the Company’s non-interest income is $53 thousand higher than the same period of 2024 due primarily to the recognition of loan fees on a previously impaired loan.

The decrease in total non-interest expense for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, as shown in the table above, was due to decreases in office operations expenses and legal and accounting fees. The Company’s conversion to a new IT vendor and to a new core system was mostly complete by the beginning of the second quarter in 2025, and the cost savings began to be realized. However, early in 2025 we paid significant deconversion and setup fees associated with the conversion that caused office operations expenses to remain higher for the nine months ended September 30, 2025. However, for both the three- and nine-month periods ended September 30, 2025, we have paid fewer consulting fees.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Vice President of Finance, supervised and participated in an evaluation of our disclosure controls and procedures as of September 30, 2025. After evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) as of the end of the period covered by this quarterly report, our Principal Accounting Officer has concluded that as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

The Company made no changes in internal controls during the three- and nine-month periods ended September 30, 2025 and 2024.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

Given the nature of our operations, we may from time to time have an interest in, or be involved in, litigation arising out of our business activities. We consider litigation related to our operations to be routine to the conduct of our business. As of September 30, 2025, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

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

(i)Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2025 and 2024;

(ii)Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024;

(iii)Consolidated Statements of Cash Flows for the three- and nine-month periods ended September 30, 2025 and 2024; and

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

Dated: November 14, 2025

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Registrant)	By:	/s/ Darren M. Thompson
Darren M. Thompson,
Chief Executive Officer