Form 10-K
period 2025-12-31
MINISTRY PARTNERS INVESTMENT COMPANY, LLC
filed 2026-03-31
CIK 944130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number:  333-4028-LA

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

(Exact name of small business issuer in its charter)

CALIFORNIA	26-3959348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Pointe Drive, Brea, CA 92821	92821
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(800) 753-6742
Securities registered under 12(b) of the Exchange Act:	None
Securities registered under 12(g) of the Exchange Act:	None

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

As of May 4, 2017 (the last date any sale or exchange was made of our Class A Common Units), the aggregate market value of the registrant’s Class A Common Units held by non-affiliates was estimated to have no value. As of June 29, 2018 (the last date any sale or exchange was made of our Series A Preferred Units), the market value of the Series A Preferred Units was estimated at $67.50 per unit or $7,904,250. The registrant has sold no Class A Common Units within the past sixty days and there is no public market value for the registrant’s Class A Common Units. The number of Class A Common Units outstanding, as of December 31, 2025, was 146,522.

DOCUMENTS INCORPORATED BY REFERENCE: None

MINISTRY PARTNERS INVESTMENT COMPANY, LLC

FORM 10-K

Explanatory Note for Purposes of the “Safe Harbor Provisions” of Section 21E of the Securities Exchange Act of 1934, as amended

Certain statements in this 2025 10-K Report (“Report”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included with respect to, among other things, our current business plan, core strategy and portfolio management. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Important factors that we believe might cause such differences are discussed in the section entitled, “Risk Factors” in Part I, Item 1A of this Form 10-K or otherwise accompany the forward-looking statements contained in this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. In assessing all forward-looking statements, readers are urged to read carefully all cautionary statements contained in this Form 10-K.

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

MPF serves as the custodian of assets pledged to investors in our secured investment debt certificates. As of December 31, 2025 and 2024, we have no secured investment debt certificates outstanding.

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

The chart below summarizes the breakdown of these revenue sources for the year ended December 31, 2025:

Revenue Sources
3%
5%
4%
2%
5%
80%
Loan Interest Income
Investment Interest Income
Broker-Dealer Commissions and Fees
Investment Advisory Fees
Lending and Servicing Income
Gains on Foreclosed Asset Sales
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

The table below shows the breakout of MP Securities’ assets under management of $234.3 million as of December 31, 2025 (dollars in thousands):

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

The SEC, FINRA, California’s Department of Financial Protection and Innovation (“DFPI”), and the California Department of Insurance all directly regulate MP Securities due to its broad offering of products and professional services. In addition, state insurance or securities divisions have granted MP Securities a license to do business in every state in which we offer services. As of December 31, 2025, MP Securities was licensed to serve as an insurance broker in 16 states and offers investments in 26 states.

Ministry and Business Loan Financing Segment

Overview

We help evangelical Christian churches and organizations by providing financing for the acquisition, development, and/or renovation of churches or church-related properties and provide investors the opportunity to participate in funding those projects. We typically secure these loans by real property owned by evangelical churches or church-related organizations such as Christian schools and ministries. As of December 31, 2025, real estate secured 99.9% of the loans in our portfolio. We also invest in for-profit commercial and business loans to entities owned and controlled by Christians. Currently, we conduct all our business operations in California. However, we own loan interests in 29 different states, including the District of Columbia.

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

Funding Our Operations

We utilize three primary on-balance sheet sources to finance our church and ministry loan investments: (i) investor debt certificates; (ii) borrowings from financial institutions; and (iii) capital investments of our equity members. A significant portion of our loan investments is funded through the sale of debt certificates to new and repeat investors, primarily targeting individuals, businesses, churches, and ministries within the Christian community. Additionally, we have financed our loan investments through borrowings from financial institutions and, periodically, by selling participation interests in our loans to other financial institutions. Furthermore, the Company's owners have made substantial capital investments to support the balance sheet alongside ongoing earnings.

In recent years, we have reduced our reliance on borrowings from financial institutions, instead focusing on increasing funding through the sale of investor securities and member equity.

The chart below illustrates the evolution of our financing strategy for investments and business operations (dollars in thousands):

Funding Sources Trend as of December 31,
130,000
120,000
110,000
100,000
90,000
80,000
70,000
60,000
50,000
2021
2022
2023
2024
2025
Total members' equity
Term-debt and lines of credit
Investor debt payable, net of debt issuance costs

Sale of Loan Participations as a Funding Source

The table below shows the activity in our participation sold portfolio (dollars in thousands).

	As of and for the years ended
	December 31,	December 31,
	2025	2024
Participation loan interests sold by the Company during the year	$1,100	$8,370
Total participation interests sold and serviced by the Company	29,388	32,475
Servicing income	117	126

Servicing Assets
Balance, beginning of period	$177	$98
Additions:
Servicing obligations from sale of loan participations	33	123
Subtractions:
Amortization	(49)	(44)
Balance, end of period	$161	$177

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

We have registered MP Securities in the following states, as well as the District of Columbia:

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

Our subsidiary, MP Securities, reviews and maintains compliance procedures to comply with Regulation BI and the IA Fiduciary Standard and engages compliance professionals to assist in complying with these rules adopted by the SEC, FINRA and particular states that have adopted rules to govern transactions occurring within their respective states. We are monitoring developments in industry compliance practices as well as regulatory initiatives, examinations and enforcement actions undertaken by the SEC, FINRA and state regulators under the Regulation BI standard of conduct. We continue to make improvements in MP Securities’ operating and supervisory procedures as needed to address the best interest standard of conduct. The ultimate impact on industry practices and MP Securities of these rules and regulations, however, cannot be known at this time.

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

We use responsible leverage, which means borrowing to invest in mortgage assets. This mechanism creates net interest income for the Company. Our Board of Managers has overall responsibility for our financing strategy. Our success is dependent, in part, upon our ability to manage our leverage effectively. Leverage creates an opportunity for increased net income, but at the same time creates risks. For example, leveraging magnifies changes in our net worth. We will incur leverage only when we expect that it will enhance our investment returns. To generate a quick sell on an asset, the asset often sells at a discount. There can be no assurance that we will be able to meet our debt service obligations; and, if we must quickly sell assets to meet our debt service obligations, we risk incurring a loss on some or all those assets. Our management continues to focus on reducing the Company’s reliance on leverage by increasing revenue from non-balance sheet sources that do not require leverage, such as our broker-dealer commissions, advisory fees, and loan servicing income.

We may be unable to successfully implement our strategy to grow our mortgage loan and non-interest generating segments of our business.

In recent years, we gradually decreased the total amount of mortgage loans on our balance sheet as part of an effort to reduce risk in the portfolio, dispose of or restructure non-performing loans and eliminate our outstanding term-debt through discounted principal payments when a favorable opportunity has arisen. We also implemented a strategy of transitioning to a more diversified financial services company that is focused on Christian stewardship and have transitioned to a technology platform that enhances our borrowers and investors' experience with our operations. To effectively implement this strategy, we will need to increase our investment in technology, streamline our loan origination and underwriting process, and become more efficient in carrying out the operations of the Company. We also intend to continue our strategy of offering our financial products and services to our equity owners, strategic partners, and clients. Continuing to grow our business and investment loan portfolio will depend, in part, on our ability to address the needs of our clients, borrowers, investors, and strategic partners by effectively using technology to provide products and services that will enable us to create additional efficiencies in our business and expand the scope of and volume of financial transactions we are able to complete.

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

As we continue to expand our non-interest revenue sources, we will need to expand our team of qualified investment and financial advisors that complement the services we provide to our clients. If we are unable to recruit and keep qualified professionals, and manage succession plans for our senior advisors, we could jeopardize our strategic goal of increasing non-interest income, thereby adversely affecting our net earnings and financial condition.

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

The long-term impact of external factors such as the COVID-19 pandemic, Russia’s invasion of Ukraine, conflict in Iran and the Middle East, increased inflation, and global supply chain disruptions on our loan investments is still uncertain. Recent military conflict involving Iran, including recent hostilities between Iran and a coalition led by the United States and Israel, has created significant geopolitical uncertainty in the Middle East and globally. The situation remains fluid and could escalate further or broaden geographically, potentially resulting in additional military action, cyberattacks against U.S. or allied businesses, sanctions, trade restrictions, supply chain disruptions, or significant fluctuations in commodity prices and foreign exchange rates. Because the scope, duration, and outcome of the conflict remain uncertain, the ultimate impact on our business, financial condition, and results of operations cannot be predicted and could be material.

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

Our ability to expand the size of our loan portfolio is dependent on our ability to obtain debt financing at rates that result in a positive net interest income spread. At times we have used borrowing facilities obtained from institutional lenders, but in recent years have relied upon offerings of debt certificates in SEC registered offerings and private placement offerings to fund our mortgage loans investments. Our ability to fund future investments will be severely restricted if spreads on debt financing widen or if availability of credit facilities ceases to exist. In addition, an increase in our borrowing costs could decrease the spread we receive on our mortgage loan investments, which could adversely affect our ability to pay interest and redeem the outstanding debt certificates as they mature. To mitigate our interest rate risks, we have previously and may in the future use interest rate hedging transactions such as interest rate caps and interest rate swaps. We cannot guarantee the results of using these types of instruments to mitigate interest rate risks, and as a result, the volatility of interest rates could result in reduced earnings or losses for us.

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

We are among a limited number of non-bank financial institutions specialized in supplying loans to evangelical churches and church organizations. Most of our loans are secured by church and ministry real properties and the secondary market for these loans is regional and limited. Our mortgage loan agreements require that the borrower insure the property. This requirement secures the loan against liability and casualty loss. However, certain types of losses, those of a catastrophic nature such as earthquakes, floods, wild fires, or storms; health emergencies such as the COVID-19 pandemic; and losses due to civil disobedience, are either uninsurable or are not economically insurable. If an uninsured loss destroys a property, we could suffer loss of all or a substantial part of our mortgage loan investment.

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

(in thousands)

	December 31, 2025
	Unpaid Balance of Loans	Percent of Total Loans	Number of Loans	Percent of Total Loans
California	$7,148	7.7%	20	15.6%
Maryland	18,784	20.4%	7	5.5%
Illinois	12,155	13.2%	19	14.8%

	December 31, 2024
	Unpaid Balance of Loans	Percent of Total Loans	Number of Loans	Percent of Total Loans
California	$7,557	8.0%	23	17.2%
Maryland	19,146	20.2%	7	5.2%
Illinois	13,567	14.3%	19	14.2%

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

Although we regularly evaluate our financial reserves to protect against future losses based on the probability and severity of the losses, there is no guarantee that our assessment of this risk will be adequate to cover any future potential losses. As of December 31, 2025, our allowance for loan losses totaled $1.1 million, or 1.22%, of our total loans.

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

The table below shows the renewal rates of our maturing debt certificates over the prior three years:

2025	76%
2024	75%
2023	82%

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

Corporate Offices

As of December 31, 2025, the Company conducted most of its operations from its main corporate office at 1 Pointe Drive, Suite 205, Brea, California. In addition, the Company has a branch office in Fresno, California. The Brea corporate office and Fresno branch locations have operating leases. Ministry Partners Securities, LLC also keeps networking agreement office locations in Glendora, California; Brentwood, Tennessee; and Nampa, Idaho.

ITEM 3.	LEGAL PROCEEDINGS

Given the nature of our investments made in mortgage loans, we may from time to time have an interest in, or be involved in, litigation arising out of our loan portfolio. We consider litigation related to our loan portfolio to be routine to the conduct of our business. As of December 31, 2025, we are not involved in any litigation matters that could have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Units

There is no public market for our Class A Units and Series A Preferred Units. As of December 31, 2025, a total of 146,522 Class A Units were issued, with 11 holders of record, and a total of 117,100 Series A Preferred Units were issued, with 11 holders of record.

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

Our Series A Preferred Unit holders are also entitled to receive 10% of our net profits after subtracting the amount of quarterly Series A Dividends paid earned for any fiscal year. This payment will be made to holders of the Series A Preferred Units on a pro rata basis (“Net Profits Dividend”). The Company had a net loss after dividends in 2025 and 2024, therefore no Net Profits Dividend was accrued.

For 2025, we made no distributions to the holders of our Class A Units.

During the years ended December 31, 2025 and 2024, we declared distributions on our Series A Preferred Units as follows:

SERIES A UNITS

	Distributions Declared per Unit
Quarter	2025	2024
First	$1.050	$1.309
Second	1.032	1.319
Third	0.986	1.016
Fourth	0.925	1.117
Total distributions per unit	$3.993	$4.761

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

OVERVIEW

We generate our revenue through our lending portfolio and through fees generated from our investment and insurance products and services. While we generate most of our revenue through interest income, our strategic aim is to diversify our revenue sources so that non-interest income becomes a larger percentage of total income. Producing revenue from multiple sources reduces risk to the Company in the event of a decrease in interest income. We also strive to improve operating efficiency by increasing the revenue generated for each dollar of expense incurred to run the business, which helps us improve our capital position. Increased capital helps mitigate risk in economic down cycles. In addition, we seek to grow our loan portfolio in order to grow our operating revenue.

To continue to achieve our goals, protect the investment made by our debt certificate holders, and maximize the value of our equity holders’ investments, we will continue to focus on:

●	expanding the distribution channels for the Company’s debt securities offerings with strategic partners that share the Company’s desire to enhance Christian stewardship through Biblically responsible investments;
●	growing non-interest income generated by our broker-dealer services and loan servicing and products;
●	investing in technology to enhance our customer experience while creating operating efficiencies;
●	growing our client base of borrowers, investors, and faith-based strategic partners;
●	expanding our broker-dealer sales staff;
●	serving the needs of credit union and CUSO clients through revenue producing strategic partnerships;

●	finding new strategic partnership opportunities with like-minded organizations that can help grow our client base, expand our balance sheet, and generate revenue;
●	expanding revenue through the sale of loan participation interests;
●	managing the size and cost structure of our business to match our operating environment and capital funding efforts;
●	strengthening our capital through growth in earnings;
●	growing the size of our balance sheet by originating profitable new ministry and commercial loans as we seek to increase revenue from our loan investments;
●	strengthening our loan portfolio through aggressive and proactive efforts to resolve problems in our non-performing assets;
●	expanding the sale of our investor debt certificates to diversify our funding sources; and
●	maintaining adequate liquidity levels.

Discussion and Analysis of Financial Condition and Results of Operations

The following discussion compares the results of operations for the twelve months ended December 31, 2025 and 2024, along with other financial information and statistical data we believe are important to understand our financial condition, cash flows and other changes in financial condition and results of operations. This analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Summary of our December 31, 2025, Financial Results

For this period, Company management has identified the following key trends and strategic objectives that have been reported in its financial statements:

➢	Return to Profitability. After incurring losses in the previous two years, the Company returned to profitability in 2025. For the year ended December 31, 2025, the Company earned $30 thousand, as compared to a net loss of $607 thousand in 2024. With the successful implementation of expense reductions, investments in our technology platforms, and focus on reducing risk in our mortgage loan investments, the Company is focused on improving its net interest margin, growing its balance sheet and aligning with new faith-based investors in our debt securities.
➢	Improve Net Interest Income on Loan Investments. During the period from 2020 through 2023, the Company pursued a strategy of reducing its balance sheet, including the repayment and elimination of borrowings under its credit facility. This strategy contributed to a decline in interest income from the Company’s commercial loan portfolio. Additionally, incremental repayments of the Company’s term debt facility during this period reduced total assets and contributed to lower net interest income.

For the year ended December 31, 2025, net interest income increased 27% as compared to the previous year. After adjusting for loan losses, net interest income increased 22% in 2025. In addition, the Company also received $895 thousand of interest payments from delinquent borrowers that reduced the principal balance of the loan rather than being reported as interest income. The primary driver behind this figure relates to a borrower that has a pattern of being late on its loan payments but consistently continues to meet its debt obligation. See "Non accrual, Past Due, Nonperforming Modified Loan and Foreclosed Assets table on page 48 of this Report."

As we incrementally paid off our term debt facility, total assets declined, and our net interest income was subsequently reduced.

Although rising interest rates contributed to increases in net interest income in 2024 and 2025, the primary driver of the increase from the past two years was interest income recovered from a borrower whose loan had been previously modified. In March 2025, the Company received a $670 thousand payment from the proceeds of the sale of 77.9 acres of investment property by a joint venture real estate project held by one of our borrowers. We hold a loan that was the subject of a plan of reorganization under a U.S. Bankruptcy proceeding. $648 thousand of this payment was treated as the recovery of accrued interest, which had previously been written off due to their uncertain collectability. The Company recognized an additional $147 thousand in other lending income that represented the recovery of fees and costs related to this loan.

Management anticipated that the Company’s debt reduction strategy would result in a short-term decline in net interest income, due both to a reduction in interest-earning assets and to the repayment of borrowings under the Company’s term debt facility, which represented the Company’s lowest cost source of funds. However, management believed that the long-term benefits of strengthening the Company’s capital position, increasing stockholders’ equity, and eliminating debt at a discount outweighed the near-term reduction in net interest income.

In 2026, the Company intends to continue to expand its loan investment portfolio. Management expects that the yield on the Company’s portfolio may increase in future periods as loans originated in 2021 and 2022 at interest rates of approximately 5% to 6% reach their five-year rate reset dates and adjust to rates currently estimated to be in the 7% to 8% range. Management also intends to seek to improve net interest income from its loan investments by adjusting, as appropriate, the interest rates offered on new loan originations and by closely monitoring the rates offered on the Company’s debt certificates.

In addition, the Company anticipates that continued management and resolution of impaired assets within its loan portfolio may contribute to increased interest income.

➢	Reducing the Company’s Operating Expenses. As a result of the Company’s debt reduction strategy and the related decline in interest-earning assets, net operating income was insufficient to cover operating expenses in 2023 and 2024, resulting in net losses during those periods. In response, the Company implemented a series of initiatives intended to reduce operating expenses and improve operating efficiency.

Operating expenses totaled approximately $5.7 million in 2022. Through various cost reduction measures, including changes to the Company’s loan servicing strategy, relocation to new office space, active management of office-related expenses, streamlining of information technology services, and adjustments to staffing levels, operating expenses were reduced to approximately $4.2 million in 2024 and $3.9 million in 2025.

Management believes that these reductions in operating expenses position the Company to focus on expanding its loan investment portfolio, increasing the issuance of investor notes, and growing its advisory business.

➢	Improving Core Business Profitability. From 2020 to 2022, the Company’s net income from operations primarily relied upon income generated through gains reported from principal paydowns made on our term debt facility at a discount. The Company’s intentional strategy of using available cash resources to incrementally reduce our term debt resulted in having less cash resources available to make loan investments. As noted above, we began to rebuild our loan portfolio in 2023, and our loan interest income has grown over the last two years due both to the increase in loans receivable and to an increase in the interest rates of existing adjustable-rate loans. Non-interest income in 2024 included $215 thousand related to our application for and expected receipt of an Employee Retention Credit (“ERC”) provided by the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Non-interest income in 2025 included $182 thousand in gains on the sale of foreclosed assets. After accounting for these non-recurring sources of other income, our non-interest income generated by our lending and broker-dealer services increased by $74 thousand over 2024, and we expect to grow those sources of revenue further in 2026.
➢	Strategic Objectives. Now that the Company has paid off our term debt credit facility, we are focusing on improving the profitability of our core business operations through making profitable commercial loans and growing our non-interest generating sources of income from our faith-based investment advisory services. In 2026, the Company intends to focus on the following objectives:

(i)	Investing in and growing our commercial loan investments through loan originations, purchase of loan participation interests, and cooperative efforts with our strategic partners to increase the commercial loans we make to non-profit organizations and faith-based businesses;
(ii)	Develop and launch one or more new investment products to serve as a cash management investment to be offered to faith-based organizations, ministries, institutions, and Christian businesses;
(iii)	Continuing our efforts to reduce non-interest expenses;
(iv)	Increasing the sale of our debt certificates to finance the growth in the Company’s balance sheet;
(v)	Effectively managing pressures on the Company’s net interest margin on its loan investments in response to an inverted yield curve in financial markets that results in higher short-term costs on our debt certificates while the Company makes longer term investments with the commercial loans it originates; and
(vi)	Expanding the revenues earned by the investment advisory, broker-dealer, and insurance operations at Ministry Partners Securities, LLC.
(vii)	With improving net interest margins on its loan investments, the elimination of the Company's REO property, completion of its core processing system, and its operating expense reduction program, the Company plans to restructure its investor notes program in 2026 to provide new incentives to attract interest from faith-based strategic partners and investors. By expanding investor note sales, the Company can once again increase its mortgage loan investments and total assets, and improve its core operating net income.

Two Year Comparison of Financial Condition as of December 31,:

			Comparison
	2025	2024	$ Difference	% Difference

	(dollars in thousands)
Assets:
Cash	$9,793	$9,014	$779	9%
Restricted cash	1,771	1,757	14	1%
Certificates of deposit	1,519	1,304	215	16%
Loans receivable, net of allowance for loan losses of $1,122 and $1,156 as of December 31, 2025 and 2024, respectively	90,827	93,171	(2,344)	(3%)
Accrued interest receivable	439	447	(8)	(2%)
Investments in joint venture	875	873	2	0%
Other investments	1,098	1,082	16	1%
Property and equipment, net	64	84	(20)	(24%)
Foreclosed assets, net	—	301	(301)	(100%)
Servicing assets	161	177	(16)	(9%)
Other assets	1,065	1,040	25	2%
Total assets	$107,612	$109,250	$(1,638)	(1%)
Liabilities and members’ equity
Liabilities:
Other secured borrowings	6	6	—	—%
Debt certificates payable, net of debt issuance costs of $72 and $88 as of December 31, 2025 and 2024, respectively	94,438	95,073	(635)	(1%)
Accrued interest payable	—	348	(348)	(100%)
Other liabilities	1,674	1,892	(218)	(12%)
Total liabilities	96,118	97,319	(1,201)	(1%)
Members' Equity:
Series A preferred units	11,715	11,715	—	—%
Class A common units	1,510	1,509	1	0%
Accumulated earnings	(1,731)	(1,293)	(438)	34%
Total members' equity	11,494	11,931	(437)	(4%)
Total liabilities and members' equity	$107,612	$109,250	$(1,638)	(1%)

Total assets decreased by 1% due to the net payoff or sale of $2.3 million in loans receivable. Part of these funds were used to increase our liquidity and to invest in certificates of deposit. $635 thousand was used to pay for maturing debt certificates that were not renewed.

Loan Portfolio

Our loan portfolio provides the majority of our revenue; however, it also presents the most risk to future earnings through both interest rate risk and credit risk. Additional information regarding risk to our loans is included in “Part I, Item 1A, Risk Factors”. Our portfolio consists mostly of loans made to evangelical churches and ministries with approximately 99.6% real estate secured loans.

Loan Types

	Year Ended December 31, (dollars in thousands)
	2025		2024
	Amount	% of Portfolio	Amount	% of Portfolio
Non-profit commercial loans:
Real estate secured	$83,651	90.7%	$83,724	88.5%
Construction	385	0.4%	188	0.2%
Unsecured	325	0.4%	48	0.1%
Total non-profit commercial loans:	$84,361	91.4%	$83,960	88.7%
For-profit commercial loans:
Real estate secured	$7,915	8.6%	10,678	11.3%
Construction	—	—%	—	—%
Total for-profit commercial loans	$7,915	8.6%	$10,678	11.3%
Total loans	$92,276	100.0%	$94,638	100.0%

Maturities and Sensitivities of Loans to Changes in Interest Rates

	Dollar Amount of Loans Receivable Maturing (in thousands)
As of	Due 1 Yr or Less	Due 1yr to 5 Yrs	Due After 5 Yrs	Total
December 31, 2025	$28,730	40,439	23,107	$92,276

Included in the table above are 78 adjustable-rate loans totaling 56% of the total balance. Adjustable-rate loans reduce the interest rate risk compared to fixed rate loans with similar cash flow characteristics.

Nonaccrual, Past Due, Non-performing Modified Loans, and Foreclosed Assets

●	Non-accrual loans: loans on which management has discontinued interest accruals. In most circumstances, loans 90 days past due are placed on non-accrual status. In addition, management may place a loan on a non-accrual status at its discretion if other circumstances surrounding the loan and the borrower indicate it is prudent to do so.
●	Past due loans: loans 90 days or more past due and still accruing.
●	Non-performing modified loans: loans in which the Company has granted the borrower a concession due to financial distress. Concessions are usually a reduction of the interest rate or a change in the original repayment terms.
●	Loans where the borrowers have defaulted on contractual terms of their loan agreement: this could include loans where the borrower has failed to provide required financial information, has violated a covenant, or has otherwise failed to comply with the terms of the loan agreement.
●	Foreclosed assets: real properties for which we have taken title and possession upon the completion of foreclosure proceedings.

We closely watch these non-performing assets on an ongoing basis. Management evaluates the potential risk of loss on these loans and foreclosed assets in one of three ways:

●	the present value of expected future cash flows discounted at the loan’s effective interest rate;
●	the obtainable market price; or
●	the fair value of the collateral if the loan is collateral-dependent.

The following table presents our non-performing assets:

Nonaccrual, Past Due, Non-performing Modified Loans, and Foreclosed Assets
($ in thousands)
	December 31,	December 31,	December 31,
	2025	2024	2025
	Total Recorded Balance	Total Recorded Balance	Interest Earned	Interest that should have been Earned*
Non-accrual loans**	$10,551	$11,520	$866	$895
Accruing loans which are contractually past due 90 days or more as to principal or interest payments***	59	—	5	5
Loans not included above which are non-performing modified loans	5,408	5,408	297	297
Foreclosed Assets, net of valuation allowance	—	301	—	—
Total	$16,018	$17,229	$1,168	$1,197

*the gross interest income that would have been recorded in the period if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination

** $6.1 million is included in total non-accrual loans as of December 31, 2025 related to a loan that has been put on non-accrual due to prior delinquency but is making regular principal and interest payments.

*** This balance is related to a borrower whose loan was in the process of being refinanced. It paid off in January 2026.

Allowance for Loan Losses

For information on our allowance for loan losses and how it is calculated please see the header “Allowance for Loan Losses” in Note 2 as well as “Allowance for Loan Losses” in Note 4 in the consolidated financial statements and notes thereto in this Report beginning at page F1.

The following chart details our allowance for loan losses:

	Allowance for Loan Losses
	Twelve months ended
	December 31,
	2025	2024

	($ in thousands)
Balances:
Average total loans outstanding during period	$93,309	$97,957
Total non-performing loans outstanding at end of the period	15,959	16,928
Total loans outstanding at end of the period	92,276	94,638
Allowance for loan losses:
Balance at the beginning of period	$1,156	$1,501
Provision credit to expense	(34)	(126)
Charge-offs
Non-profit, Wholly-Owned First Amortizing	—	(219)
Total	—	(219)
Recoveries
Non-profit, Wholly-Owned First Amortizing	—	—
Total	—	—

Net loan charge-offs	—	(219)
Accretion of allowance related to restructured loans	—	—
Balance	$1,122	$1,156

Ratios:
Net loan (charge-offs) / recoveries to average total loans	0.00%	(0.22)%
Provision credit for loan losses to average total loans	(0.04)%	(0.13)%
Allowance for loan losses to non-performing loans at the end of the period	7.03%	6.83%
Allowance for loan losses to total loans at the end of the period	1.22%	1.22%
Net loan recoveries to credit for allowance for loan losses at the end of the period	—%	—
Net loan (charge-off) / recoveries to credit for loan losses	0.00%	173.81%

See the header “Provision” further on in the Management’s Discussion and Analysis in the section titled “Results of Operations” for information on factors which influenced the amount of the allowance credited to operating expense.

The following table shows the Company’s allocation of allowance for loan losses by loan categories as of December 31, 2025 (dollars in thousands):

		Percent of loans
		in each category
Loan Categories	Amount	to total loans
Non-profit commercial loans:
Real estate secured	$1,095	91%
Construction	2	0%
Other secured	—	0%
Unsecured	3	0%
Total non-profit commercial loans:	$1,100	91%
For-profit commercial loans:
Real estate secured	22	9%
Construction	—	0%
Total for-profit commercial loans	$22	9%
Total loans	$1,122	100%

At this time management is not able to approximate an anticipated amount of charge-offs in 2026.

Debt Certificates Payable

Our debt certificates are sold under both publicly registered and private placement security offerings. Over the last several years, we have expanded the number of investors in our debt certificates, and we have broadened the type of investors we serve by building relationships with other faith-based organizations which has allowed us to offer our debt certificates to these organizations and their clients. Concurrently, MP Securities and its staff of financial advisors have increased our customer base through marketing efforts made to individual investors.

Our 2021 Class A Offering expired December 31, 2023. We began selling our new offering, the 2024 Class A Debt Certificates, on February 6, 2024. This offering will expire on December 31, 2026 and will need to be renewed for 2027.

The balances of our outstanding debt certificates are as follows (dollars in thousands):

		As of		As of
		December 31, 2025		December 31, 2024
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$—	—%	$5,979	3.91%
2021 Class A Offering	Unsecured	21,463	4.68%	33,336	4.75%
2024 Class A Offering	Unsecured	45,591	4.77%	31,247	4.95%
Public offering total		$67,054	4.74%	$70,562	4.77%

Private Offerings
Subordinated Notes	Unsecured	$27,456	5.24%	$24,599	5.15%
Private offering total		$27,456	5.24%	$24,599	5.15%

Total debt certificates payable		$94,510	4.89%	$95,161	4.87%

Members’ Equity

During the year ended December 31, 2025, total members’ equity decreased by $437 thousand attributable to income of $30 thousand and dividend distributions of $467 thousand. We did not repurchase or sell any membership equity units during the year ended December 31, 2025.

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

Our Board of Managers approves our liquidity policy. The policy sets a minimum liquidity ratio and has a contingency protocol if our liquidity falls below the minimum. Our liquidity ratio was 14% at December 31, 2025, which is above the minimum set by our policy.

Liquidity Sources

In response to the economic uncertainty created from the COVID-19 pandemic, management began to generate liquidity by selling participation interests in its loans receivable during 2020 and throughout 2021. After selling fewer loans in 2022 and 2023, the Company began selling loan participations in 2024 in order to rely less on high interest rate lines of credit. During the period ended December 31, 2025, we generated $1.1 million in cash from the sale of loan participation interests after generating $8.4 million during the period ended December 31, 2024.

The Company has one revolving lines of credit. The Company has a revolving $5.0 million short-term demand credit facility (“ACCU LOC”) with America’s Christian Credit Union. The ACCU LOC has a one-year term with a maturity date of November 28, 2026. The ACCU LOC will automatically renew for a one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement. As of December 31, 2025, we had no outstanding balance due on this facility and did not draw on it at any point during the year. The Company does not have any restrictions on how the funds may be used for this facility.

Management believes, if necessary, we will be able to raise additional cash through loan and debt certificate sales to keep sufficient levels of cash available to meet our debt obligations to investors. Because the Company was successful in raising cash from loan repayments, sales of loan participations, and its use of short-term credit facilities, we were able to take advantage of the opportunity to pay down our term debt facility at a discount, as described above. Despite this paydown, the Company is still operating with cash levels above its Board-approved policy. Cash, restricted cash, and certificates of deposit were $13.1 million as of December 31, 2025.

Debt Certificates

The sale of our debt certificates contributes significantly to funding our mortgage loan investments. Through sales of our publicly offered debt certificates and privately placed debt certificates, we expect to fund new loans. We also use the cash we receive from our debt certificates sales to fund general operating activities.

As of December 31, 2025, our investor debt certificates had future maturities during the following twelve-month periods ending December 31, (dollars in thousands):

2026	$46,423
2027	18,767
2028	10,765
2029	9,808
2030	8,747
94,510
Less: debt issuance costs	72
Debt certificates payable, net of debt issuance costs	$94,438

Historically, we have been successful in generating reinvestments by our debt certificate holders when the securities they hold mature. The table below shows the renewal rates of our maturing securities over the last three years.

2025	76%
2024	75%
2023	82%

Credit Facilities and Other Borrowings

The table below is a summary of the Company’s debt instruments as of December 31, 2025 (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
ACCU LOC	8.000%	Variable	$—	$—	11/28/2026	$6,071	$—
ACCU Secured	Various	Fixed	6	—	Various	—	6

Note: Disclosed cash pledged and collateral balances will get pledged once and if the LOC is drawn on.

The ACCU secured borrowing is a loan participation sold with recourse that is classified as a secured borrowing.

Debt Covenants

Under our line of credit agreements and our debt certificate documents, we are bound to follow certain affirmative and negative covenants. Failure to follow our covenants could require all interest and principal to become due. As of December 31, 2025, we are in compliance with the covenants on our securities payable and lines of credit.

●	For more information regarding our debt certificates payable, refer to “Note 11. Debt Certificates Payable of Part II, Item 8. of this Report.
●	For more information on our credit facilities, refer to “Note 10. Credit Facilities and Other Debt”, to Part II, Item 8. of this Report.

Results of Operations:

For the year ended December 31, 2025

Net Interest Income and Net Interest Margin

Historically, our earnings have primarily depended upon our net interest income.

Net interest income is the difference between the interest income we receive from our loans and cash on deposit and the interest paid on our debt certificates and term debt.

Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

The following table provides information, for average outstanding balances for each major category of interest earnings assets and interest-bearing liabilities, the interest income or interest expense, and the average yield or rate for the periods indicated:

	Average Balances and Rates/Yields
	For the Twelve Months Ended December 31,
	(Dollars in Thousands)
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning accounts with other financial institutions	$12,736	$454	3.56%	$12,887	$579	4.48%
Interest-earning loans[1][2]	91,894	7,087	7.71%	96,773	6,700	6.90%
Total interest-earning assets	104,630	7,541	7.21%	109,660	7,279	6.62%
Non-interest-earning assets	3,994	—	—%	3,540	—	—%
Total Assets	$108,624	$7,541	6.94%	$113,200	$7,279	6.41%

Liabilities:
Debt certificates payable gross of debt issuance costs	$94,542	$4,594	4.86%	$94,447	$4,569	4.82%
Other debt	6	—	—%	4,369	393	8.97%
Total interest-bearing liabilities	$94,548	$4,594	4.86%	$98,816	$4,962	5.01%
Debt issuance cost		99			75
Total interest-bearing liabilities net of debt issuance cost	$94,548	4,693	4.96%	$98,816	5,037	5.08%
Net interest income		$2,848			$2,242
Net interest margin			2.72%			2.04%

[1] Loans are net of deferred fees and before the allowance for loan losses. Non-accrual loans are considered non-interest earning assets for this analysis.

[2] Interest income on loans includes deferred fee amortization of $30 thousand and $111 thousand for the years ended years ended December 31, 2025 and 2024, respectively.

Rate/Volume Analysis of Net Interest Income
	Twelve Months Ended
	December 31, 2025 vs. 2024
	Increase (Decrease) Due to Change in:
	Volume	Rate	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Interest-earning accounts with other financial institutions	$(7)	$(118)	$(125)
Interest-earning loans	(371)	758	387
Total interest-earning assets	(378)	640	262
Increase (Decrease) in Interest Expense:
Debt certificates payable gross of debt issuance costs	41	(16)	25
Other debt	(196)	(197)	(393)
Debt issuance cost	—	24	24
Total interest-bearing liabilities	(155)	(189)	(344)
Change in net interest income	$(223)	$829	$606

Net interest income increased 27% during the year ended December 31, 2025. This was due to a $670 thousand payment received on a loan during March 2025. $648 thousand of this payment was recognized as interest income that had previously been written off.

The yield on interest-earning accounts with other financial institutions decreased as rates offered by financial institutions declined during 2025 along with federal interest rates. Interest on our interest-earning loans increased by $387 thousand due to the one-time interest payment referenced above. While the weighted average rate of our loan portfolio increased from 6.88% to 6.97%, the increase in interest income from loans was offset by a decrease in average interest-earning loans of $4.9 million.

Total interest expense decreased primarily due to a decrease in the interest paid on other debt, as we were able to avoid borrowing on lines of credit for the entirety of 2025. Average rates and average balances on our debt certificates stayed relatively stable from the prior year.

The Company’s net interest margin increased due to the changes described above. The Company intends to grow its loan portfolio in 2026 and beyond in order to increase net interest income.

Provision and non-interest income and expense

	Twelve months ended
	December 31,		Comparison
	(dollars in thousands)
	2025	2024	$ Change	% Change
Net interest income	$2,848	$2,242	$606	27%
Provision (credit) for loan losses	(34)	(126)	92	(73%)
Net interest income after provision (credit) for loan losses	2,882	2,368	514	22%
Non-interest income
Broker-dealer commissions and fees	756	743	13	2%
Other lending income	542	514	28	5%
Gain on debt extinguishment	—	—	—	—%
Total non-interest income	1,298	1,257	41	3%
Total non-interest expenses	4,133	4,212	(79)	(2%)
Income (loss) before provision for income taxes	47	(587)	634	(108%)
Provision for income taxes and state LLC fees	17	20	(3)	(15%)
Net income (loss)	$30	$(607)	$637	(105%)

Provision

In 2025, the Company recorded a credit to provision for loan losses due to paydowns in the loan portfolio.

Non-interest income

Non-interest income was higher in 2025 due to the recognition of $182 thousand in gains on the sale of foreclosed assets. The Company sold its investment in a foreclosed asset in October of 2025. As compared to 2024, non-interest income from other sources varied. Broker-dealer fees and commissions increased by $13 thousand, gains on loan sales decreased by $85 thousand as the Company sold fewer loans, and the Company also recorded $147 thousand in fee income related to a borrower who made a $670 thousand payment from a sale of real property under a confirmed bankruptcy plan. The sale of the foreclosed asset and the fee income is non-recurring, but the Company anticipates continuing to supplement its interest income with increased revenue from lending activities and broker-dealer services.

Non-interest expenses

Non-interest expense was lower in 2025 due to lower office operations expenses, as some of the measures the Company has taken in the prior two years to reduce technology costs has taken effect. In addition, consulting fees decreased by $70 thousand as we terminated our consulting agreement with our former Chief Executive Officer in the last half of 2024.

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

[2] Interest income on loans includes deferred fee amortization of $111 thousand and $231 thousand for the years ended December 31, 2024 and 2023, respectively.

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

To the Unitholders of

Ministry Partners Investment Company, LLC

Brea, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ministry Partners Investment Company, LLC and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, members’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of the Allowance for Credit Losses Related to the Loan Portfolio

As discussed in Note 1 and Note 4 to the consolidated financial statements, the Company’s allowance for credit losses on loans was $1.1 million as of December 31, 2025, a portion of which related to the allowance for credit losses (ACL) on loans evaluated on a collective basis (the “Collective ACL”), while the other portion related to loans evaluated individually.

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

We identified the assessment of the December 31, 2025 ACL on the Company’s loans as a critical audit matter. A high degree of audit effort, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the December 31, 2025 Collective ACL methodology, including the significant assumptions used to estimate the probability of default. Such significant assumptions included portfolio segmentation, risk ratings, and macroeconomic variables. The assessment also included the evaluation of the qualitative factors by portfolio class. Further, the assessment required evaluation of a specific reserve for the loans evaluated individually. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter.

We evaluated the Company’s process to develop the December 2025 Collective ACL on the Company’s loans by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we:

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

March 31, 2026

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2025 and 2024

(dollars in thousands except unit data)

	2025	2024
Assets:
Cash and cash equivalents	$9,793	$9,014
Restricted cash	1,771	1,757
Certificates of deposit	1,519	1,304
Loans receivable, net of allowance for loan losses of $1,122 and $1,156 as of December 31, 2025 and 2024, respectively	90,827	93,171
Accrued interest receivable	439	447
Investments in joint venture	875	873
Other investments	1,098	1,082
Property and equipment, net	64	84
Foreclosed assets, net	—	301
Servicing assets	161	177
Other assets	1,065	1,040
Total assets	$107,612	$109,250
Liabilities and members’ equity
Liabilities:
Lines of credit	$—	$—
Other secured borrowings	6	6
Debt certificates payable, net of debt issuance costs of $72 and $88 as of December 31, 2025 and 2024, respectively	94,438	95,073
Accrued interest payable	—	348
Other liabilities	1,674	1,892
Total liabilities	96,118	97,319
Members' Equity:
Series A preferred units, 1,000,000 units authorized, 117,100 units issued and outstanding at December 31, 2025 and 2024 (liquidation preference of $100 per unit); See Note 14	11,715	11,715
Class A common units, 1,000,000 units authorized, 146,522 units issued and outstanding at December 31, 2025 and 2024; See Note 14	1,510	1,509
Accumulated deficit	(1,731)	(1,293)
Total members' equity	11,494	11,931
Total liabilities and members' equity	$107,612	$109,250

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2025 and 2024

(dollars in thousands)

	2025	2024
Interest income:
Interest on loans	$7,087	$6,700
Interest on interest-bearing accounts	454	579
Total interest income	7,541	7,279
Interest expense:
Other debt	—	393
Debt certificates	4,693	4,644
Total interest expense	4,693	5,037
Net interest income	2,848	2,242
Credit for loan losses	(34)	(126)
Net interest income after credit for loan losses	2,882	2,368
Non-interest income:
Broker-dealer commissions and fees	756	743
Other income	542	514
Total non-interest income	1,298	1,257
Non-interest expenses:
Salaries and benefits	2,005	1,975
Marketing and promotion	64	66
Office occupancy	114	124
Office operations and other expenses	1,547	1,600
Foreclosed assets, net	19	11
Legal and accounting	384	436
Total non-interest expenses	4,133	4,212
Income (loss) before provision for income taxes and state LLC fees	47	(587)
Provision for income taxes and state LLC fees	17	20
Net income (loss)	$30	$(607)

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Equity

For the years ended December 31, 2025 and 2024

(dollars in thousands)

	Series A Preferred Units		Class A Common Units
	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Total

Balance, December 31, 2023	117,100	$11,715	146,522	$1,509	$(129)	$13,095
Net loss	—	—	—	—	(607)	(607)
Dividends on preferred units	—	—	—	—	(557)	(557)
Balance, December 31, 2024	117,100	$11,715	146,522	$1,509	$(1,293)	$11,931
Net income	—	—	—	—	30	30
Dividends on preferred units	—	—	—	—	(467)	(467)
Balance, December 31, 2025	117,100	$11,715	146,522	$1,509	$(1,730)	$11,494

The accompanying notes are an integral part of these consolidated financial statements.

Ministry Partners Investment Company, LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

(dollars in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30	$(607)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	22	33
Amortization of deferred loan fees, net	(30)	(111)
Amortization of debt issuance costs	99	74
Credit for loan losses	(34)	(126)
Accretion of loan discount	(11)	(17)
Gain on sale of loans	(12)	(96)
Loss on retirement of property and equipment	—	2
Gain on sale of foreclosed assets	(182)	—
Gain on other investments	(16)	(30)
Changes in:
Accrued interest receivable	8	(15)
Other assets	23	378
Accrued interest payable	(348)	(34)
Other liabilities	(196)	225
Net cash used by operating activities	(647)	(324)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(4,113)	(66)
Loan originations	(3,141)	(8,721)
Loan sales	1,100	8,370
Loan principal collections	8,552	6,045
Purchase of certificates of deposit	(215)	(26)
Sale of foreclosed assets	483	—
Purchase of property and equipment	(2)	(63)
Net cash provided by investing activities	2,664	5,539
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on term debt	—	—
Borrowings, net of repayments on lines of credit	—	(4,500)
Net change in secured borrowings	—	—
Net change in debt certificates payable	(651)	(1,870)
Debt issuance costs	(83)	(110)
Dividends paid on preferred units	(490)	(575)
Net cash used by financing activities	(1,224)	(7,055)
Net increase (decrease) in cash and restricted cash	793	(1,840)
Cash, cash equivalents, and restricted cash at beginning of period	10,771	12,611
Cash, cash equivalents, and restricted cash at end of period	$11,564	$10,771
Supplemental disclosures of cash flow information
Interest paid	$5,041	$5,071
Income taxes paid	16	32
Leased assets obtained in exchange of new operating lease liabilities	82	387
Lease liabilities recorded	82	387
Dividends declared to preferred unit holders	107	130

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

Risks and Uncertainties

Recent military conflict involving Iran, including recent hostilities between Iran and a coalition led by the United States and Israel, has created significant geopolitical uncertainty in the Middle East and globally.  The situation remains fluid and could escalate further or broaden geographically, potentially resulting in additional military action, cyberattacks against U.S. or allied businesses, sanctions, trade restrictions, supply chain disruptions, or significant fluctuations in commodity prices and foreign exchange rates. Because the scope, duration, and outcome of the conflict remain uncertain, the ultimate impact on our business, financial condition, and results of operations cannot be predicted and could be material.

In addition, Russia’s invasion of Ukraine, increased levels of inflation, the disruption of global supply chains, the Iran conflict’s impact on global oil supplies, and uncertainty over the Federal Reserve Board’s interest policies are putting strain on the U.S. economy and the U.S. consumer. While it is not possible to know the full extent of the long-term impact of these current events, the Company is disclosing potentially material factors that could impact our business of which it is aware.

Cash and Cash Equivalents

Cash equivalents include time deposits and all highly liquid debt instruments with original maturities of three months or less. The Company had demand deposits and money market deposit accounts as of December 31, 2025 and December 31, 2024.

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

Certificates of Deposit

Certificates of deposit include investments in certificates of deposit held at financial institutions that carry original maturities of greater than three months. The Company had $1.5 million and $1.3 million, respectively, in certificates with terms greater than three months as of December 31, 2025 and December 31, 2024.

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

On a periodic basis, or whenever events or circumstances arise that would necessitate analysis, management analyzes the Company’s investment in the joint venture for impairment. In this analysis, management compares the carrying value of the investment to the estimated value of the underlying real property. The Company records any impairment charges as a valuation allowance against the value of the asset. Management records these valuation changes as realized gains or losses on investment on the Company’s consolidated statements of operations. Management determined that the investment in the joint venture was not impaired as of December 31, 2025.

Other Investments

In June 2022, MP Securities purchased two ten-year fixed annuities from insurance companies. These annuities each carry unique features, including guaranteed fixed income components, variable income components, premium bonuses, and potential withdrawal charges. The Company carries these investments at cost and adjusts for guaranteed income when such income is realized. The principal balances of these annuities are guaranteed but are not insured; however, management determined that the annuities were not impaired at December 31, 2025 and December 31, 2024, and does not anticipate losses.

Loans Receivable

The Company reports loans that management has the intent and ability to hold for the foreseeable future at their outstanding unpaid principal balance adjusted for an allowance for loan losses, deferred loan fees and costs, and loan discounts.

Interest Accrual on Loans Receivable

The Company accrues loan interest income daily. Management defers loan origination fees and costs generated in making a loan. The Company amortizes these fees and costs as an adjustment to the related loan yield using the interest method or the straight-line method to approximate the interest method.

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

The Company has also altered the way it segregates its segments into classes to more accurately apply the quantitative assumptions and qualitative risk factors necessary to properly calculate the allowance under the expected credit loss methodology required by CECL. In conjunction with the CECL changes adopted effective as of January 1, 2023, the Company has segregated its portfolio into the following classes:

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

New Accounting Guidance

Recently Adopted Accounting Standards

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for the annual period beginning January 1, 2025. The amendments primarily enhance the transparency of income tax disclosures, including additional disaggregation of income taxes paid (net of refunds received) by federal, state, and foreign jurisdictions and further disaggregation for significant jurisdictions, as well as enhanced effective tax rate reconciliation disclosures, consistent with the requirements of ASC 740, including ASC 740-10-50 and ASC 740-10-50-12A, and related cash flow disclosure guidance in ASC 230-10-50-2A. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, effective for the annual period beginning January 1, 2025. The amendments update certain SEC paragraphs within ASC 405 related to the application of SEC Staff Accounting Bulletin No. 122 and did not change the Company’s accounting policies for liabilities under ASC 405. The adoption of ASU 2025-02 did not have a material impact on the Company’s consolidated financial statements.

Note 2. Pledged Cash and Restricted Cash

Under the terms of its debt agreements, the Company can pledge cash as collateral for its borrowings. At December 31, 2025 and December 31, 2024, the Company did not pledge cash for its term-debt or lines of credit. At December 31, 2025 and December 31, 2024, the Company had $6 thousand in cash pledged as collateral for its secured borrowings. See Note 3: Related Party Transactions for additional details. This amount is included in restricted cash in the table below.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amounts reported in the statements of cash flows (dollars in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$9,793	$9,014
Restricted cash	1,771	1,757
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$11,564	$10,771

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

Related Party Transactions with Owners

The Company has entered into several transactions with its equity owners. The following table (dollars in thousands) describes the nature and dollar amounts of the related party transactions with these owners:

	December 31,	December 31,
	2025	2024
Balance Sheet Items
Cash and cash equivalents held at related parties	$5,698	$5,153
Certificates of deposit held at related parties	—	—
Lines of credit payable to related parties	—	—

Off Balance Sheet Items
Loans serviced for the related parties	$5,826	$5,977

	Year ended
	December 31,
	2025	2024
Income Statement Items
Detail
Interest income on loans purchased from related parties	$—	$83
Interest income on interest-bearing accounts held at related parties	160	153
Interest expense on other debt due to related parties	—	200
Networking fees paid to related parties for referring business to the Company	96	118
Income from broker services provided to related parties	22	30

Related Party Transactions with Non-Owner Organizations

The Company has entered into several transactions with Kane County Teacher’s Credit Union (“KCT”), whose former Chief Executive Officer and President, Mr. R. Michael Lee, serves as our Chairman of the Board and therefore possessed the ability to significantly influence the management of both parties. On April 3, 2024, KCT and Consumers Credit Union announced their intent to merge. This merger transaction was completed on December 1, 2024. Mr. Lee no longer holds a position with Consumers Credit Union. The Company does not consider Consumers Credit Union a related party, and therefore no related party items are disclosed as of and for the year ended December 31, 2025.

The following table describes the nature and dollar amounts of the related party transactions with KCT through December 31, 2024:

December 31,
Balance Sheet Items	2024
Cash and cash equivalents held at related parties	$—
Certificates of deposit held at related parties	1,305

Off Balance Sheet Items
Loans serviced for the related parties	$3,386

Year ended
December 31,
2024
Income Statement Items
Interest on interest-bearing accounts held at related parties	$61
Interest expense on other debt due related parties	193
Networking fees paid to related parties for referring business to the Company	212

Related Party Transactions with Management

From time to time, the Company’s Board and members of its executive management team have purchased debt certificates from the Company or have purchased investment products through MP

Securities. The following table (dollars in thousands) describes the nature and dollar amounts of these related party transactions with its management:

	December 31,	December 31,
	2025	2024
Outstanding public offering debt certificates payable to officers and managers	$2,278	$2,276

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

The Company primarily makes or purchases participations in loans that are made to Christian non-profit organizations and churches. The purpose of these loans is to purchase, construct, or improve facilities. Occasionally the company originates for-profit commercial loans to meet the Company’s revenue and yield goals, as well as to diversify the Company’s loan portfolio. Maturities on the loan portfolio extend through 2038. The loan portfolio had a weighted average rate of 6.97% and 6.88% as of December 31, 2025 and December 31, 2024, respectively. Loans receivable at December 31,

2025 and December 31, 2024, include $6 thousand in loan participations transferred under a recourse agreement.

The table below is a summary of the Company’s mortgage loans owned (dollars in thousands):

	December 31,	December 31,
	2025	2024
Non-profit commercial loans:
Real estate secured	$83,651	$83,912
Construction	385	—
Unsecured	325	48
Total non-profit commercial loans:	84,361	83,960
For-profit commercial loans:
Real estate secured	7,915	10,678
Total loans	92,276	94,638
Deferred loan fees, net	(106)	(100)
Loan discount	(221)	(211)
Allowance for loan losses	(1,122)	(1,156)
Loans, net	$90,827	$93,171

Allowance for Loan Losses

Management believes it has properly calculated the allowance for loan losses using CECL methodology as of December 31, 2025.

The following table shows the changes in the allowance for loan losses for the years ended years ended December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025			2024
Segment:	Non-profit Commercial	For-profit Commercial	Total	Non-profit Commercial	For-profit Commercial	Total
Balance, beginning of period	$1,119	$37	$1,156	$1,471	$30	$1,501
Provision (credit) for loan loss	(19)	(15)	(34)	(133)	7	(126)
Charge-offs	—	—	—	(219)	—	(219)
Recoveries	—	—	—	—	—	—
Balance, end of period	$1,100	$22	$1,122	$1,119	$37	$1,156

The table below presents loans by portfolio segment and the related allowance for loan losses. In addition, the table segregates loans and the allowance for loan losses by impairment methodology (dollars in thousands):

	Loans and Allowance for Loan Losses (by segment)
	As of
	December 31,	December 31,
	2025	2024
Non-profit Commercial Loans:
Individually evaluated for impairment	$14,965	$14,855
Collectively evaluated for impairment	69,396	69,105
Total Non-profit Commercial Loans	84,361	83,960
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	7,915	10,678
Total For-profit Commercial Loans	7,915	10,678
Total Balance	$92,276	$94,638

Allowance for loan losses:
Non-profit Commercial Loans:
Individually evaluated for impairment	$589	$463
Collectively evaluated for impairment	511	656
Total Non-profit Commercial Loan Allowance	1,100	1,119
For-profit Commercial Loans:
Individually evaluated for impairment	—	—
Collectively evaluated for impairment	22	37
Total For-profit Commercial Loan Allowance	22	37
Balance	$1,122	$1,156

The Company has established a loan grading system to assist management in their analysis and supervision of the loan portfolio. The following tables summarize the credit quality indicators by loan class (dollars in thousands):

Credit Quality Indicators (by class)
As of December 31, 2025
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$48,590	$16,525	$5,408	$8,248	$—	$—	$78,771
Wholly Owned Other Amortizing	1,307	—	—	1,309	—	—	2,616
Wholly Owned Unsecured Amortizing	12	25	—	—	—	—	37
Wholly Owned Unsecured LOC	300	—	—	—	—	—	300
Wholly Owned Construction	385	—	—	—	—	—	385
Participation First	1,180	—	—	—	—	—	1,180
Participation Construction	1,072	—	—	—	—	—	1,072
Total Non-profit Commercial Loans	52,846	16,550	5,408	9,557	—	—	84,361
For-profit Commercial Loans
Wholly Owned First Amortizing	4,164	807	—	—	—	—	4,971
Participation First	1,339	129	—	—	—	—	1,468
Participation Construction	1,476	—	—	—	—	—	1,476
Total For-profit Commercial Loans	6,979	936	—	—	—	—	7,915
Total Loans	$59,825	$17,486	$5,408	$9,557	$—	$—	$92,276

Credit Quality Indicators (by class)
As of December 31, 2024
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Non-profit Commercial Loans
Wholly Owned First Amortizing	$41,686	$24,565	$5,408	$8,042	$—	$—	$79,701
Wholly Owned Other Amortizing	1,357	—	—	1,405	—	—	2,762
Wholly Owned Unsecured Amortizing	19	27	—	—	—	—	46
Wholly Owned Unsecured LOC	22	—	—	—	—	—	22
Wholly Owned Construction	188	—	—	—	—	—	188
Participation First	1,241	—	—	—	—	—	1,241
Total Non-profit Commercial Loans	44,513	24,592	5,408	9,447	—	—	83,960
For-profit Commercial Loans
Wholly Owned First Amortizing	6,741	816	—	—	—	—	7,557
Participation First	1,497	130	—	—	—	—	1,627
Participation Construction	1,494	—	—	—	—	—	1,494
Total For-profit Commercial Loans	9,732	946	—	—	—	—	10,678
Total Loans	$54,245	$25,538	$5,408	$9,447	$—	$—	$94,638

The following table sets forth certain information with respect to the Company’s loan portfolio delinquencies by loan class and amount (dollars in thousands):

Age Analysis of Past Due Loans (by class)
As of December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$7,336	$—	$1,981	$9,317	$69,454	$78,771	$—
Wholly Owned Other Amortizing	—	—	—	—	2,616	2,616	—
Wholly Owned Unsecured Amortizing	—	—	—	—	37	37	—
Wholly Owned Unsecured LOC	—	—	—	—	300	300	—
Wholly Owned Construction	53	—	—	53	332	385	—
Participation First	—	—	59	59	1,121	1,180	59
Participation Construction	—	—	—	—	1,072	1,072	—
Total Non-profit Commercial Loans	7,389	—	2,040	9,429	74,932	84,361	59
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	4,971	4,971	—
Participation First	—	—	—	—	1,468	1,468	—
Participation Construction	—	—	—	—	1,476	1,476	—
Total For-profit Commercial Loans	—	—	—	—	7,915	7,915	—
Total Loans	$7,389	$—	$2,040	$9,429	$82,847	$92,276	$—

Age Analysis of Past Due Loans (by class)
As of December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days or more and Accruing
Non-profit Commercial Loans
Wholly Owned First Amortizing	$6,745	$1,215	$910	$8,870	$70,831	$79,701	$—
Wholly Owned Other Amortizing	—	—	—	—	2,762	2,762	—
Wholly Owned Unsecured Amortizing	—	—	—	—	46	46	—
Wholly Owned Unsecured LOC	—	—	—	—	22	22	—
Wholly Owned Construction	—	—	—	—	188	188	—
Participation First	—	—	—	—	1,241	1,241	—
Total Non-profit Commercial Loans	6,745	1,215	910	8,870	75,090	83,960	—
For-profit Commercial Loans
Wholly Owned First Amortizing	—	—	—	—	7,557	7,557	—
Participation First	—	—	—	—	1,627	1,627	—
Participation Construction	—	—	—	—	1,494	1,494	—
Total For-profit Commercial Loans	—	—	—	—	10,678	10,678	—
Total Loans	$6,745	$1,215	$910	$8,870	$85,768	$94,638	$—

Impaired Loans

The following tables are summaries of impaired loans by loan class as of and for the years ended years ended December 31, 2025 and 2024, respectively. The unpaid principal balance reflects the contractual principal outstanding on the loan. Included in the balance of impaired loans are loan modifications that performed according to contractual terms and that the Company has upgraded to pass or watch since the date of the modification. The recorded investment reflects the unpaid principal balance less any interest payments that management has recorded against principal and less discounts taken. No loans in the Company’s for-profit commercial loan segment were classified as impaired or non-accrual at December 31, 2025 or at December 31, 2024. The tables below represent the breakdown by class of the non-profit loan portfolio segment only (dollars in thousands):

	For the years ended
Impaired Non-profit Commercial Loans (by class)	December 31,	December 31,
	2025	2024
Wholly Owned First Amortizing
Average recorded investment	$19,849	$20,154
Interest income recognized	2,051	1,326
Wholly Owned Other Amortizing
Average recorded investment	1,357	703
Interest income recognized	97	—
Total Impaired Loans
Average recorded investment	$21,206	$20,857
Interest income recognized	2,148	1,326

Impaired Non-profit Commercial Loans (by class)	As of	As of
	December 31,	December 31,
	2025	2024
Wholly Owned First Amortizing
Recorded investment with specific allowance	$7,569	$7,364
Recorded with no specific allowance	11,987	12,777
Total recorded investment	$19,556	$20,141
Unpaid principal balance	$20,021	$20,675
Wholly Owned Other Amortizing
Recorded investment with specific allowance	$1,309	$1,405
Recorded with no specific allowance	—	—
Total recorded investment	$1,309	$1,405
Unpaid principal balance	$1,685	$1,685
Total Impaired Loans
Recorded investment with specific allowance	$8,878	$8,769
Recorded with no specific allowance	11,987	12,777
Total recorded investment	$20,865	$21,546
Unpaid principal balance	$21,706	$22,360

A summary of nonaccrual loans by loan class is as follows (dollars in thousands):

Loans on Nonaccrual Status (by class)
	December 31, 2025	December 31, 2024
Non-profit Commercial Loans:
Wholly Owned First Amortizing	$9,242	$10,114
Wholly Owned Other Amortizing	1,309	1,405
Total	$10,551	$11,519

The Company modified three loans during the year ended December 31, 2025. The Company modified six loans during the year ended December 31, 2024.

A summary of loans the Company modified during the years ended December 31, 2025 and 2024 is as follows (dollars in thousands):

Loan Modifications (by class)
	For the twelve months ended
	December 31, 2025	December 31, 2024
Non-profit Commercial Loans:
Wholly Owned First Amortizing
Number of Loans	3	6
Pre-Modification Outstanding Recorded Investment	$1,372	$5,566
Post-Modification Outstanding Recorded Investment	1,372	5,566
Recorded Investment At Period End	1,371	5,311
Total
Number of Loans	3	6
Pre-Modification Outstanding Recorded Investment	$1,372	$5,566
Post-Modification Outstanding Recorded Investment	1,372	5,566
Recorded Investment At Period End	1,371	5,311

Of the three loans modified during the year ended December 31, 2025, all three were granted short-term extensions of their maturity dates and two of the three modifications changed the loan’s payment type to interest-only. Of the six loans modified during the year ended December 31, 2024, all six were granted short-term extensions of their maturity dates. Five of the six loans had modifications that changed their payment type to interest-only.

The Company had four previously restructured loans that were past maturity as of December 31, 2025. One of these loans has been completely written off as of December 31, 2025. For the other loans, the Company has entered into a forbearance agreement with the borrower and is evaluating what actions it should undertake to protect its investment on the loan. The forbearance agreement includes reduced monthly payment amounts and additional reporting requirements.

As of December 31, 2025, no additional funds were committed to be advanced in connection with modified loans.

Note 5. Investments

Investments in Joint Venture

In December 2015, the Company finalized an agreement with Intertex Property Management, Inc., a California corporation, to enter into a joint venture to form Tesoro Hills, LLC (the “Valencia Hills Project”). Intertex is a managing member of the LLC, with authority to direct operations. The Company is a non-managing member with no authority beyond limited rights granted to the Company by the operating agreement. The Valencia Hills Project is a joint venture that will develop and market property formerly classified by the Company as a foreclosed asset. In January 2016, the Company transferred ownership in the foreclosed asset to the Valencia Hills Project. In addition, the Company reclassified the carrying value of the property from foreclosed assets to an investment in a joint venture. The Company’s initial investment in the joint venture was $900 thousand and represented 100% of the ownership of the joint venture. Under the terms of the operating agreement, the members of the joint venture are entitled to receive their respective capital contributions until the balance is reduced to zero. After these payments are made, the Company is entitled to receive 30% of the profits generated by the operation of the joint venture or disposition of the property. The Company’s ownership percentage in the joint venture was 73% as of December 31, 2025, and December 31, 2024.

The value of the Company’s investment in the joint venture was $875 thousand and $873 thousand, as of December 31, 2025 and 2024, respectively. Management’s impairment analysis of the investment as of December 31, 2025, has determined that the investment is not impaired.

Certificates of Deposit

The Company held an investment in a certificate of deposit with an original maturity greater than three months at December 31, 2025 and 2024.

Details of certificates with original maturities of greater than three months owned by the Company as of December 31, 2025 and 2024, are as follows (dollars in thousands):

December 31, 2025
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 1	9/23/2025	$1,519	4.65%	6/24/2026

December 31, 2024
Certificate	Open Date	Certificate Amount	Interest Rate	Maturity Date
CD 2	3/15/2024	$1,305	5.37%	3/15/2025

CD 1 was purchased from ACCU and is pledged as a compensating balance under the terms of the ACCU LOC. CD 2 was purchased from KCT and was pledged as a compensating balance under the terms of the KCT Warehouse LOC as of December 31, 2024. Neither CD 2 nor the KCT Warehouse LOC were renewed when they matured. See “Note 10: Credit Facilities and Other Debt” for additional terms and conditions of these credit facilities.

Other Investments

In June 2022, the Company entered into two indexed annuity insurance contracts whereby an insurance company guarantees a fixed rate of return in exchange for holding a deposit from the Company for the contracted period of ten years. The Company recognized $16 thousand and $30 thousand, respectively, in income on these investments during the years ended December 31, 2025 and 2024.

Additional information related to these investments is as follows (dollars in thousands):

				Income for the year ended
Investment Type	Maturity Date	Original Cost	Net Carrying Amount	December 31, 2025	December 31, 2024
Fixed annuity	June 2032	$1,000	$1,098	$16	$30

Note 6. Revenue Recognition

The Company recognizes two primary types of revenue: interest income and non-interest income. The following tables reflect the Company’s non-interest income disaggregated by financial statement line item. Items outside of scope of ASC 606 are noted as such (dollars in thousands):

	December 31,
	2025	2024
Non-interest income, in scope of ASC 606
Broker-dealer fees and commissions	$756	$743
Gains on loan sales	16	101
Gain on sale of foreclosed assets	182	—
Other investment income	16	30
Other non-interest income	—	215
Non-interest income, out of scope, ASC 606
Lending fees	328	168
Gain on debt extinguishment	—	—
Total non-interest income	$1,298	$1,257

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

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $215 thousand within other income in its Consolidated Statements of Operation for the year ended December 31, 2024. The $215 thousand in ERC income is included in other non-interest income in the table above. We recorded a corresponding accrual for the benefit expected to be received within other assets on the Condensed Consolidated Balance Sheet as of December 31, 2024. The ERC receivable is still outstanding as of December 31, 2025.

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

	For the twelve months ended
(dollars in thousands)	December 31, 2025	December 31, 2024
Broker-dealer revenue
Securities commissions
Transactional	$34	$59
AUM	50	61
Total	84	120
Sale of investment company shares
Transactional	5	15
AUM	64	72
Total	69	87
Other insurance product revenue
Transactional	106	101
AUM	42	48
Total	148	149
Advisory fee income
Transactional	—	3
AUM	455	384
Total	455	387
Total broker-dealer revenue
Transactional	145	178
AUM	611	565
Total broker-dealer revenue	$756	$743

Note 7. Loan Sales

A summary of loan participation sales and servicing assets are as follows (dollars in thousands):

	As of and for the years ended
	December 31,	December 31,
	2025	2024
Participation loan interests sold by the Company during the year	$1,100	$8,370
Total participation interests sold and serviced by the Company	29,388	32,475
Servicing income	117	126

Servicing Assets
Balance, beginning of period	$177	$98
Additions:
Servicing obligations from sale of loan participations	33	123
Subtractions:
Amortization	(49)	(44)
Balance, end of period	$161	$177

ACCU Loan Participation Agreement (Secured Borrowings)

As detailed in Note 3: Related Party Transactions, effective August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. Sales made under the Master LP Agreement are on a recourse basis, requiring the Company to repurchase the participation interest in the event of default by the borrower.

During the year ended December 31, 2022, the Company sold loan participations to ACCU under the provisions of the Master LP Agreement that totaled $7 thousand. Due to the recourse provisions of the agreement, the participation sales made under the agreement are classified as secured borrowings and are presented as part of other secured borrowings on the Company’s consolidated balance sheets. The Company did not sell any loan participations to ACCU under the provisions of the Master LP Agreement during the years ended December 31, 2025 or December 31, 2024.

Note 8: Foreclosed Assets

In September 2025, the Company reached an agreement to sell its investment in foreclosed assets for $483 thousand, realizing a gain on the sale of $182 thousand. As of December 31, 2025, the Company does not own any investments in foreclosed assets.

At December 31, 2024, the Company’s investment in foreclosed assets consisted of one property that was valued at $301 thousand. There was no allowance for losses on foreclosed assets at December 31, 2024. The Company did not record any loss provisions on foreclosed assets during the years ended December 31, 2025 and 2024.

Expenses applicable to foreclosed assets include the following (dollars in thousands):

	Foreclosed Asset Expenses for the years ended December 31,
	2025	2024
Operating expenses	$19	$11
Total expenses	$19	$11

Note 9. Premises and Equipment

The tables below summarize our premises and equipment (dollars in thousands):

	As of
	December 31,	December 31,
	2025	2024

Furniture and office equipment	$454	$452
Computer system	226	226
Leasehold improvements	43	43
Total premises and equipment	723	721
Less accumulated depreciation and amortization	(659)	(637)
Premises and equipment, net	$64	$84

	2025	2024

Depreciation and amortization expense for the years ended December 31,	$22	$33

Note 10. Credit Facilities and Other Debt

Details of the Company’s debt facilities as of December 31, 2025, are as follows (dollars in thousands):

Nature of Borrowing	Interest Rate	Interest Rate Type	Amount Outstanding	Monthly Payment	Maturity Date	Loan Collateral Pledged	Cash Pledged
ACCU LOC	8.000%	Variable	$—	$—	11/28/2026	$6,071	$—
ACCU Secured	Various	Fixed	6	—	Various	—	6

Note: Disclosed cash pledged and collateral balances will get pledged once and if the LOC is drawn on.

KCT Lines of Credit

On September 30, 2020, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with KCT Credit Union, an Illinois state chartered financial institution. On June 6, 2022, the Company and KCT mutually agreed to terminate this facility and entered into two new facilities. The first facility, the KCT Warehouse LOC, is a $5.0 million short-term demand credit facility with a one-year maturity date ending on June 6, 2025. In addition, on June 6, 2022, the Company entered into an Operating Line of Credit Loan and Security Agreement with the KCT, the KCT Operating LOC. The KCT Operating LOC is a $5.0 million short-term demand credit facility with a one-year maturity date ending on June 6, 2025. Neither facility was renewed when it matured on June 6, 2025. Both facilities had no outstanding balance at December 31, 2024.

ACCU Line of Credit

On September 23, 2021, Ministry Partners Investment Company, LLC, entered into a Loan and Security Agreement with ACCU (“ACCU LOC”). The ACCU LOC is a revolving $5.0 million short-term demand credit facility with a one-year maturity date of November 28, 2026. The facility carried an outstanding balance of $0.0 million at December 31, 2025 and December 31, 2024. The interest rate on the facility is equal to the Prime Rate as published in the Wall Street Journal plus 0.50%. This rate will be adjusted on January 10th each year to account for the current Prime Rate but cannot be adjusted below 4.00%. The interest rate on the ACCU LOC was 8.00% on December 31, 2025. The ACCU LOC will automatically renew for one additional one-year term unless either party furnishes written notice at least thirty (30) days prior to the termination date that it does not intend to renew the agreement.

The Company may draw funds on the ACCU LOC at any time until the line is fully drawn. All outstanding principal and interest amounts are due on the maturity date. To secure its obligations under the ACCU LOC, the Company has agreed to grant a priority first lien and security interest in certain of its mortgage loan investments and maintain a minimum collateralization ratio measured by taking outstanding balance of mortgage notes pledged under the facility as compared to the total amount of principal owed on the ACCU LOC. The minimum ratio must equal at least 120%. The Company must also maintain minimum liquidity that equals or exceeds $10.0 million at all times during the term of the loan. The ACCU LOC contains typical affirmative covenants for a credit facility of this nature. The Company was in compliance with these covenants at years ended December 31, 2025 and 2024. A total of $6.1 million and $7.0 million, respectively, in loans were pledged on this facility as of December 31, 2025 and December 31, 2024.

ACCU Secured Borrowings

As detailed in Note 3: Related Party Transactions, on August 9, 2021, the Company entered into a Master Loan Participation Purchase and Sale Agreement with ACCU. The participations sold under the Master LP Agreement are considered secured borrowings and are presented as such on the Company’s balance sheet. $6 thousand in secured borrowings were outstanding under the Master LP Agreement as of December 31, 2025 and December 31, 2024.

Note 11. Debt Certificates Payable

The table below provides information on the Company’s debt certificates payable (dollars in thousands):

		As of		As of
		December 31, 2025		December 31, 2024
SEC Registered Public Offerings	Offering Type	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Class 1A Offering	Unsecured	$—	—%	$5,979	3.91%
2021 Class A Offering	Unsecured	21,463	4.68%	33,336	4.75%
2024 Class A Offering	Unsecured	45,591	4.77%	31,247	4.95%
Public offering total		$67,054	4.74%	$70,562	4.77%

Private Offerings
Subordinated Notes	Unsecured	$27,456	5.24%	$24,599	5.15%
Private offering total		$27,456	5.24%	$24,599	5.15%

Total debt certificates payable		$94,510	4.89%	$95,161	4.87%

Future maturities for the Company’s debt certificates during the twelve-month periods ending December 31, are as follows (dollars in thousands):

2026	$46,423
2027	18,767
2028	10,765
2029	9,808
2030	8,747
94,510
Less: debt issuance costs	72
Debt certificates payable, net of debt issuance costs	$94,438

Debt issuance costs related to the Company’s debt certificates payable were $72 thousand and $88 thousand at December 31, 2025 and December 31, 2024, respectively.

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

SEC Registered Public Offerings

Class 1A Offering

In February 2018, the Company launched its Class 1A Notes Offering. Pursuant to a Registration Statement declared effective on February 27, 2018, the Company registered $90 million of its Class 1A Notes in two series – fixed and variable debt certificates. The Class 1A Notes are unsecured. The interest rate paid on the Fixed Series Notes is determined in reference to a Constant Maturity Treasury Index published by the U.S. Department of Treasury (“CMT Index”) in effect on the date that the note is issued plus a rate spread as described in the Company’s Class 1A Prospectus. The variable index in effect on the date the interest rate is set determines the interest rate paid on a Variable Series Note. The CMT Index refers to the Constant Maturity Treasury rates published by the U.S. Department of Treasury for actively traded Treasury securities. The variable index is equal to the 3-month LIBOR rate. The Company issued the Class 1A Notes under a Trust Indenture entered into between the Company and U.S. Bank. As of December 31, 2025, there were no Class 1A Notes outstanding.

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

Under the Subordinated Notes offering, the Company is subject to certain covenants, including limitations on restricted payments, limitations on the amount of debt certificates that it can sell, restrictions on mergers and acquisitions, and proper maintenance of books and records. The Company was in compliance with these covenants at December 31, 2025 and December 31, 2024.

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

The table below shows the outstanding financial instruments whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount at:
	December 31, 2025	December 31, 2024
Undisbursed loans	$75	$292

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

The Company also leases office space in Fresno, California, where its wholly-owned subsidiary, MP Securities, maintains a branch office. In June 2025, the Company reached an agreement to extend its lease of office space in Fresno, California, for 38 months, terminating in July 2028. The Company recorded $82 thousand in right-of-use assets and lease liabilities related to this agreement. The agreement provides for rent payments beginning at $2,526 per month with an increase in January 2027, as well as provisions for proportional share of operating costs.

The Company has determined that these leases are operating leases.

The table below presents information regarding our existing operating leases (dollars in thousands):

	For the Year Ended
	2025	2024
Lease cost
Operating lease cost	$111	$119
Other information
Cash paid for operating leases	$193	$537
Right-of-use assets obtained in exchange for operating lease liabilities	$82	$387
Lease liabilities recorded	$82	$387
Weighted average remaining lease term (in years)	2.85	4.46
Weighted-average discount rate	5.07%	4.53%

Future minimum lease payments and lease costs for the twelve months ending December 31 are as follows (dollars in thousands):

	Lease Payments	Lease Costs
2026	$116	$112
2027	120	112
2028	109	99
2029	55	48
Total	$400	$371

Note 13. Office Operations and Other Expenses

Office operations and other expenses comprise the following (dollars in thousands):

	December 31, 2025	December 31, 2024
Technology and communication expenses	$557	$471
Insurance	313	333
Lease and occupancy expense	125	152
Outsourced operations	265	252
Staff and travel expense	58	66
Loan expenses	99	72
Clearing firm fees	60	60
Other	70	194
Total	$1,547	$1,600

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

Note 15. Retirement Plans

401(k)

All of the Company’s employees are eligible to participate in the Automated Data Processing, Inc. (“ADP”) 401(k) plan effective as of the date their employment commences. No minimum service is required and the minimum age is 21. Each employee may elect voluntary contributions not to exceed 86% of salary, subject to certain limits based on U.S. tax law. The plan has a matching program, which qualifies as a Safe Harbor 401(k) plan. As a Safe Harbor Section 401(k) plan, the Company matches each eligible employee’s contribution, dollar for dollar, up to 3% of the employee’s compensation, and 50% of the employee’s contribution that exceeds 3% of their compensation, up to a maximum contribution of 5% of the employee’s compensation. Company matching contributions for the years ended December 31, 2025 and 2024 were $48 thousand and $58 thousand, respectively.

Profit Sharing

The profit sharing plan is for all employees who, at the end of the calendar year, are at least 21 years old, still employed, and have at least 900 hours of service during the plan year. The Company’s Board of Managers determines the amount annually contributed on behalf of each qualified employee. The Company determines the amount by calculating it as a percentage of the eligible employee’s annual earnings. Plan forfeitures are used to reduce the Company’s annual contribution. The Company did not make or approve a profit sharing contribution to the plan during the years ended December 31, 2025 and 2024.

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

Note 16. Fair Value Measurements

Fair Value Measurements Using Fair Value Hierarchy

The Company classifies measurements of fair value within a hierarchy based upon inputs that give the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The Company did not change its methodology in measuring fair value during the year ended December 31, 2025. The fair value hierarchy is as follows:

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

Fair Value of Financial Instruments

The following tables show the carrying amounts and estimated fair values of the Company’s financial instruments (dollars in thousands):

		Fair Value Measurements at December 31, 2025 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$11,564	$11,564	$—	$—	$11,564
Certificates of deposit	1,519	—	1,524	—	1,524
Loans, net	90,827	—	—	89,013	89,013
Investments in joint venture	875	—	—	875	875
Other investments	1,098	—	—	1,098	1,098
Accrued interest receivable	439	—	—	439	439
Servicing assets	161	—	—	161	161
FINANCIAL LIABILITIES:
Other secured borrowings	$6	$—	$—	$6	$6
Debt certificates payable	94,438	—	—	93,880	93,880
Other financial liabilities	108	—	—	108	108

		Fair Value Measurements at December 31, 2024 using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
FINANCIAL ASSETS:
Cash and restricted cash	$10,771	$10,771	$—	$—	$10,771
Certificates of deposit	1,304	—	1,308	—	1,308
Loans, net	93,171	—	—	90,684	90,684
Investments in joint venture	873	—	—	873	873
Other investments	1,082	—	—	1,082	1,082
Accrued interest receivable	447	—	—	447	447
Servicing assets	177	—	—	177	177
FINANCIAL LIABILITIES:
Other secured borrowings	6	$—	$—	$6	$6
Debt certificates payable	95,073	—	—	94,031	94,031
Other financial liabilities	479	—	—	479	479

Management uses judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2025 and 2024.

The Company used the following methods and assumptions to estimate the fair value of financial instruments:

●	Cash – The carrying amounts reported in the balance sheets approximate fair value for cash.
●	Certificates of deposit – Management estimates fair value by using a present value discounted cash flow with a discount rate approximating the current market rate for similar assets. Management classifies certificates of deposits as Level 2 of the fair value hierarchy.
●	Loans (other than collateral-dependent impaired loans) – Management estimates fair value by discounting the future cash flows of the loans. The discount rate the Company uses is the current average rates at which it would make loans to borrowers with similar credit ratings and for the same remaining maturities. Also included is $6 thousand of loan participations transferred under a recourse agreement.
●	Investments in joint venture – Management estimates fair value by analyzing the operations and marketability of the underlying investment to determine if the investment is other-than-temporarily impaired.
●	Other investments – Management estimates fair value by determining the whether there is an indication of potential lack of performance on the part of the insurance companies in which the investments are made, and whether those indications would impair the investments.
●	Debt certificates payable – Management estimates the fair value of fixed maturity debt certificates by discounting the future cash flows of the debt certificates. The discount rate the Company uses is the rate currently offered for debt certificates payable of similar remaining maturities. Company management estimates the discount rate by using market rates that reflect the interest rate risk inherent in the debt certificates.
●	Accrued interest receivable - The carrying amounts reported in the balance sheets approximate fair value for accrued interest receivable. The Company has made the accounting policy election not to measure an allowance for credit losses on accrued interest receivable amounts as the Company writes off accrued interest receivable when a loan is 90 days past due or interest is otherwise considered uncollectible.
●	Servicing assets – Servicing assets are included in other assets on the balance sheets. The carrying amounts reported in the balance sheets approximate fair value for servicing assets.

●	Lines of credit, term-debt, other secured borrowings – Management estimates the fair value of borrowings from financial institutions discounting the future cash flows of the borrowings. The discount rate the Company uses is the current incremental borrowing rate for similar types of borrowing arrangements.
●	Off-balance sheet instruments – Management determines the fair value of loan commitments on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties’ credit standing. The fair value of loan commitments is insignificant at December 31, 2025 and 2024.

Fair Value Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis. On these assets, the Company only makes fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the fair value of assets measured on a nonrecurring basis (dollars in thousands):

	Fair Value Measurements Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2025:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$8,474	$8,474
Investments in joint venture	—	—	875	875
Other investments	—	—	1,098	1,098
Total	$—	$—	$10,447	$10,447

Assets at December 31, 2024:
Collateral-dependent loans (net of allowance and discount)	$—	$—	$9,535	$9,535
Investments in joint venture	—	—	873	873
Other investments	—	—	1,082	1,082
Foreclosed assets (net of allowance)	—	—	301	301
Total	$—	$—	$11,791	$11,791

There was no activity during the years ended December 31, 2025 and December 31, 2024 in Level 3 assets for those assets in which there were purchases or sales, or in which assets were transferred between levels.

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

Other Investments

Other investments comprise two indexed annuity insurance contracts. The Company measures fair value on its annuity investments on a nonrecurring basis. On these assets, the Company only makes fair value adjustments when there is evidence of impairment. As the principal amounts and recognized income on the annuities is guaranteed, only impairment of the assets would indicate a degradation in their fair value. The Company concluded that no impairment of the annuity investments existed at December 31, 2025. As such, the Company has determined that the carrying value of its other investments equals its fair value at December 31, 2025.

The table below summarizes the valuation methodologies used to measure the fair value adjustments for Level 3 assets recorded at fair value on a nonrecurring basis (dollars in thousands):

December 31, 2025
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$8,474	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Investments in joint venture	875	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,098	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)

December 31, 2024
Assets	Fair Value (in thousands)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Impaired loans	$9,535	Discounted appraised value	Selling cost / Estimated market decrease	10% (10%)
Investments in joint venture	873	Internal evaluations	Estimated future market value	0% (0%)
Other investments	1,082	Internal evaluations	Indications of non-performance by insurance companies	0% (0%)
Foreclosed assets	301	Internal evaluations	Selling cost	6% (6%)

Note 17. Income Taxes and State LLC Fees

MPIC is subject to a California gross receipts LLC fee of approximately $12,000 per year, and the state minimum franchise tax of $800 per year. MP Securities is subject to a California gross receipts LLC fee of approximately $6,000 and the state minimum franchise tax of $800 per year.

MP Realty incurred a tax loss for the years ended December 31, 2025 and 2024, and recorded a provision of $800 per year for the state minimum franchise tax. For the years ended December 31, 2025 and 2024, MP Realty has federal and state net operating loss carryforwards of approximately $433 thousand and $432 thousand, respectively, which begin to expire in the year 2032. Management assessed the realizability of the deferred tax asset and determined that a 100% valuation against the deferred tax asset was appropriate at years ended December 31, 2025 and 2024.

Tax years ended December 31, 2020, through December 31, 2025 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2019 through December 31, 2025 remain subject to examination by the California Franchise Tax Board.

Note 18. Segment Information

The Company’s reportable segments are strategic business units that offer different products and services. The Company manages the segments separately because each business requires different management, personnel proficiencies, and marketing strategies.

The Company has two reportable segments that represent the primary businesses reported in the consolidated financial statements: the finance company (the parent company), and the investment advisor and insurance firm (MP Securities). The finance company segment uses funds from the sale of debt certificates, income from operations, and the sale of loan participations to originate or purchase mortgage loans. The finance company also services loans. MP Securities generates fee income by selling debt certificates and other investment and insurance products, as well as providing investment advisory and financial planning services. Although charitable activities of MPC are not considered primary business activities, due to the amount of revenue recognized in prior years, the Company has disclosed its activities separately in the tables below.

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

Financial information with respect to the reportable segments is as follows (dollars in thousands):

	Twelve months ended
	December 31, 2025	December 31, 2024
Revenue from external sources
Finance Company	$7,913	$7,438
Broker Dealer	847	1,012
Charitable Organization	77	84
Other Segments	2	2
Adjustments / Eliminations	—	—
Total	$8,839	$8,536

Revenue from internal sources
Finance Company	$—	$—
Broker Dealer	1,193	1,192
Charitable Organization	—	—
Other Segments	—	—
Adjustments / Eliminations	(1,193)	(1,192)
Total	$—	$—

Interest expense
Finance Company	$5,882	$6,366
Broker-Dealer	—	—
Charitable Organization	—	—
Other Segments	—	—
Adjustments / Eliminations	(1,189)	(1,329)
Total	$4,693	$5,037

Total non-interest expense and provision for tax
Finance Company	$2,823	$2,697
Broker Dealer	1,323	1,533
Charitable Organization	24	52
Other Segments	—	—
Adjustments / Eliminations	(20)	(50)
Total	$4,150	$4,232

Net profit (loss)
Finance Company	$(758)	$(1,498)
Broker Dealer	717	671
Charitable Organization	53	32
Other Segments	2	2
Adjustments / Eliminations	16	186
Total	$30	$(607)

	December 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Total assets
Finance Company	$99,080	$101,563
Broker Dealer	3,350	2,591
Charitable Organization	2,196	2,140
Other Segments	59	58
Adjustments / Eliminations	2,927	2,898
Total	$107,612	$109,250

Note 19. Condensed Financial Statements of Parent Company

Financial information pertaining only to the parent company, Ministry Partners Investment Company, LLC, is as follows (dollars in thousands):

Ministry Partners Investment Company, LLC Balance Sheet

	As of December 31,
	2025	2024
Assets:
Cash	$7,337	$7,307
Certificates of deposit	1,519	1,305
Loans receivable, net of allowance for loan losses	90,827	93,171
Investment in subsidiaries	3,854	3,065
Other assets	2,959	3,340
Total assets	$106,496	$108,188
Liabilities and members’ equity
Liabilities:
Other borrowings	$6	$6
Debt certificates, net of debt issuance costs	93,818	94,456
Other liabilities	1,178	1,795
Total liabilities	95,002	96,257
Equity	11,494	11,931
Total liabilities and members' equity	$106,496	$108,188

Ministry Partners Investment Company, LLC Statement of Operations

	For the years ended
	December 31,
	2025	2024
Income:
Interest Income	$7,388	$7,016
Other income	525	422
Total income	7,913	7,438
Interest expense:
Other borrowings	—	393
Debt certificates	5,882	5,973
Total interest expense	5,882	6,366
Credit for loan losses	(34)	(126)
Other operating expenses	2,813	2,683
Income (loss) before provision for income taxes	(748)	(1,485)
Provision for income taxes and state LLC fees	10	13
Income (loss) before equity in undistributed net income of subsidiaries	(758)	(1,498)
Equity in undistributed net income of subsidiaries	788	891
Net income (loss)	$30	$(607)

Ministry Partners Investment Company, LLC Statement of Cash Flows

	For the years ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30	$(607)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity in undistributed net income of subsidiaries	(788)	(891)
Depreciation	25	32
Amortization of deferred loan fees, net	(30)	(111)
Amortization of debt issuance costs	781	897
Provision for loan losses	(34)	(126)
Accretion of loan discount	(11)	(17)
Gain on sale of loans	(12)	(96)
Gain on sale of foreclosed assets	(182)	—
Loss on sale of fixed assets	—	2
Changes in:
Other assets	110	411
Other liabilities	(617)	163
Net cash used by operating activities	(728)	(343)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan purchases	(4,113)	(66)
Loan originations	(3,141)	(8,721)
Loan sales	1,100	8,370
Loan principal collections	8,552	6,045
Withdrawal of capital from subsidiary	—	3,000
Purchase of certificates of deposit	(214)	(26)
Foreclosed property sales	483	—
Purchase of property and equipment	—	(62)
Net cash provided by investing activities	2,667	8,540
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings, net of repayments on lines of credit	—	(4,500)
Net change in debt certificates	(650)	(1,871)
Debt issuance costs	(769)	(796)
Dividends paid on preferred units	(490)	(575)
Net cash used by financing activities	(1,909)	(7,742)
Net increase in cash and restricted cash	30	455
Cash, cash equivalents, and restricted cash at beginning of period	7,307	6,852
Cash, cash equivalents, and restricted cash at end of period	$7,337	$7,307
Supplemental disclosures of cash flow information
Interest paid	$5,041	$5,071
Income taxes paid	16	32
Leased assets obtained in exchange of new operating lease liabilities	387	387
Lease liabilities recorded	387	387
Dividends declared to preferred unit holders	108	130

Note 20. Not-for-Profit Subsidiary Activities

The following represent required disclosures related to the activities of MPC, the Company’s wholly owned, not-for-profit organization.

At December 31, 2025 and December 31, 2024, the Company had $322 thousand and $304 thousand, respectively, in cash held in a checking account available to meet general expenditure needs for the next twelve months. This does not include $1.7 million in cash that carries permanent donor restrictions. At December 31, 2025, there were $75 thousand in funds accrued to distribute related to the designated fund agreement reached between MPC and a donor. Management believes the cash available for use by MPC is sufficient to cover its expenses.

At December 31, 2025 and December 31, 2024, MPC had $2.1 million in net assets. At December 31, 2025 and December 31, 2024, $1.7 million of those net assets was permanently restricted by donors. MPC earned interest income of $77 thousand during the year ended December 31, 2025. MPC earned $84 thousand in interest income during the year ended December 31, 2024.

A breakdown of expenses for MPC for the years ended December 31, 2025 and 2024 is as follows (dollars in thousands):

	Year ended December 31,
	2025	2024
Expenses
Charitable grants	$20	$50
General and administrative expenses	4	2
Total	$24	$52

The change in net assets for MPC for the years ended December 31, 2025 and 2024 is as follows (dollars in thousands):

	Year ended December 31,
	2025	2024
Change in net assets	$53	$32

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the fiscal period ending December 31, 2025, covered by this Report on Form 10-K. The officers performed this evaluation as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. From this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of and for the year ended December 31, 2025. This conclusion by our Principal Executive Officer and Principal Financial Officer does not relate to reporting periods after December 31, 2025.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework. Based on this assessment, management believes that, as of and for the year ended December 31, 2025, our internal control over financial reporting is effective.

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

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary of the business experience of our executive officers and managers

Set forth below are the members of our Board of Managers and executive officers:

Name	Age	Managers/Executive Officers
R. Michael Lee	67	Chairman of the Board, Manager
Van C. Elliott	88	Corporate Secretary, Manager
Juli Anne Molinaro	73	ALCO Committee Chairperson, Credit Committee Chairperson, Manager
Nicolette Harms	56	Audit Committee Chairperson, Manager
Darren Thompson	45	Chief Executive Officer and President
Daniel Cerio	50	Chief Financial Officer and Principal Accounting Officer
Daniel Flude	43	Vice President of Finance
Jerrod Foresman	57	Manager
Tim Newell	62	Manager

As a limited liability company, we are governed by a Board of Managers that supervises our affairs (hereinafter referred to as the “Board”).

R. MICHAEL LEE

Mr. Lee has served as a member of our Board since January 2009. He was appointed Chairman of the Board in May 2015. Mr. Lee currently serves as President Emeritus for Consumers Credit Union in Illinois. Previously, Mr. Lee served at President/CEO for KCT Credit Union, Vice President Member Relations for Alloya Corporate Federal Credit Union, President of Midwest Region for Members United Federal Credit Union, Chief Membership Officer for Mid-States Corporate Federal Credit Union, Senior Vice President US Central Federal Credit Union, SVP Corporate Network eCom, SVP Corporate One Federal Credit Union and Vice President of Sales for a national insurance agency. In the insurance industry, Mr. Lee spent 15 years in different positions that led him to managing a national sales force that served the needs of business owners. He attended Southern Illinois University, CUNA’s Financial Management School, and completed numerous industry training sessions throughout his career. Mr. Lee adds special expertise to our Board with his years of experience as an executive of several large financial institutions and with his deep knowledge of both the insurance and financial industries. Mr. Lee currently serves as Chairman of the Board, Chairman of the Executive/Governance Committee, Chairman of the ALCO Committee and serves as the Chairman of the Board for MP Securities.

VAN C. ELLIOTT

Mr. Elliott has served as a member of our Board since 1991. He has served as a director for AdelFi Credit Union (“AdelFi”) from 1988 until 2022 (except for the periods from March 1997 to March 1998 and March 2004 to March 2005). Mr. Elliott served as associate director of the Conservative Baptist Association of Southern California from 1980 to 1994, where he was responsible for the general administrative oversight of the association’s activities. Since that time, he has been self-employed as a consultant providing organizational, financial, and fund-raising consultation services to church and church-related organizations. He received his Bachelor’s and Master’s degrees in mathematics and speech from Purdue University and spent seven years in the computer industry. Mr. Elliott holds a Master of Divinity from Denver Seminary and has spent fourteen years in local church ministries serving in the area of Christian education and administration. He has completed post-graduate instruction at the College for Financial Planning. Mr. Elliott is a member of the Financial Planning Association and holds the professional designation of Certified Financial Planner. Mr. Elliott brings to our Board his extensive experience as a credit union board member and intimate knowledge of church and ministry financial operations. In addition to being the Secretary of the Board, he serves on our Executive /Governance Committee, Board Credit Committee and Audit Committee. In addition he serves on the Board of Ministry Partners for Christ, a wholly-owned foundation of Ministry Partners Investment Company and chairs its Grant Committee.

JULI ANNE MOLINARO

Mrs. Molinaro has served as a member of our Board since 2007. She is currently a member of the Board of Directors of the Eastern Pregnancy Information Clinic (“EPIC”) that provides pregnancy consulting resources to women in North Carolina. She previously served as a Chief Judge on the Chatham County Board of Elections and an independent Strategy Consultant. Prior to her current engagement, Mrs. Molinaro served as the Chief Strategy Officer of Raoust + Partners, a Hampton, Virginia based strategic planning and marketing firm for credit unions. Mrs. Molinaro previously also served as Senior Vice President of Research and Development for Western Bancorp in San Jose, California. Prior to that engagement, she served as President and Chief Executive Officer of the National Institute of Health Federal Credit Union, a Rockville, Maryland credit union. Prior to that, she was Executive Vice President and Chief Operating Officer of KeyPoint Credit Union, a Silicon Valley California credit union and the President of its subsidiary, KeyPoint Financial Services. Before joining KeyPoint Credit Union, Mrs. Molinaro served as Vice President for Business Development, Marketing and Legislative Affairs from 1988-1995 at Langley Federal Credit Union, a Hampton Roads, Virginia credit union. Prior to joining the credit union industry, Mrs. Molinaro served as the Director of Sales for the US Navy Mid-Atlantic Region, which included the direct responsibility for public relations and sales for all Navy Exchange and Commissary Operations in the Mid-Atlantic States, Europe, Iceland, and Bermuda. Mrs. Molinaro received her Bachelor of Science degree in Community Health and Education from East Carolina University and received a Master’s degree in Organizational Development from the University of San Francisco. Mrs. Molinaro served as the Chairwoman on the Board of Directors for the George Washington Institute of Health and Women in BIO. She also previously served as Chair for the Executive Committee of the Open Solutions Client Association and serves currently as a Trustee of the International Mission Board of the Southern Baptist Convention. Mrs. Molinaro provides our Board with the benefit of her extensive experience in financial institution operations and technology and especially, her asset-liability management expertise. Mrs. Molinaro serves on the Company’s Executive Committee and Chair of the Board Credit Committee, and is a member of the Asset-Liability Committee.

Nicolette Harms

Mrs. Harms was appointed to serve as a member of the Company’s Board of Managers on November 9, 2023, effective December 15, 2023. Ms. Harms currently serves as Senior Vice President and Chief Accounting Officer of AdelFi, a Division of Christian Community Credit Union, a San Dimas, California state-chartered credit union. The Company was formed by AdelFi as a wholly-owned credit union service organization and was spun off and recapitalized as an independent credit union service organization in 2006. AdelFi remains, however, the Company’s largest equity owner. Ms. Harms is responsible for overseeing the Credit Union’s accounting and financial reporting and is a member of the credit union’s ALCO, pricing, credit, and enterprise risk committees. Previously, Ms. Harms served in various management and executive roles for 28 years in ACCU’s finance and accounting department, including serving as Senior Vice President and Chief Financial Officer from 2008 – 2023. Ms. Harms has a bachelor’s degree in accounting from Azusa Pacific University and is also a Certified Public Accountant. Ms. Harms has also served in various roles including as a Finance Committee member and Treasurer for faith-based ministries located in southern California.

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

DANIEL CERIO

On January 5, 2026, Ministry Partners Investment Company, LLC (the “Company”) hired Daniel M. Cerio as its Senior Vice-President and Chief Financial Officer, as well as it Principal Accounting Officer. Mr. Cerio has 30 years of finance experience in a variety of industries including financial services, healthcare, and manufacturing. He most recently served as the Vice President of Finance at Boomerang Healthcare, a private equity-sponsored company that offers pain management and functional restoration services for workers’ compensation, personal injury, Medicare, and commercial insurance patients. Mr. Cerio was responsible for all aspects of the finance and accounting function including internal and external financial reporting, treasury, budgeting and forecasting, taxation, regulatory compliance, data analysis, and strategic investment. Prior to his work at Boomerang Healthcare, he served as Vice President of Finance for Gatekeeper Systems, a private equity-sponsored company that specializes in the manufacture and installation of loss prevention solutions for domestic and international retailers. Mr. Cerio has a bachelor’s degree in accounting from Azusa Pacific University and has been a Certified Public Accountant in the state of California since 1998. Mr. Cerio has also served as a Board Member and Treasurer for two faith-based ministries in Southern California.

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

JERROD FORESMAN

Mr. Foresman has served as a Company Board Member since May 2012 and MP Securities since November 2018. Mr. Foresman is Founder and CEO of Myrias Financial Management, Inc., which is an Office of Supervisory Jurisdiction for Osaic Institutions, Inc. Jerrod is registered with Osaic

Institutions as a financial advisor and the OSJ Principal managing bank and credit union investment programs for over 70 branch locations in the mid-west. He is also the President of Senior Plan Resources, LLC, a subsidiary of Myrias Financial Management.  Senior Plan Resources provides Medicare Advantage and Medicare Supplement plans. Jerrod is also President & Co-Owner of Virtue Financial Advisors, LLC. an insurance agency providing annuities, life insurance and long-term care. Formerly President, Chief Compliance Officer, and FINOP of Bankers & Investors Company Inc., a Registered Broker/Dealer, Investment Advisor, and Insurance Agency in Kansas City, Jerrod ran compliance and operations for over 11 years and built the Investment Advisory firm in 2009. Bankers & Investors Co. provided investment services for 7 banks (48 branches) and 4 credit unions (12 branches) in Missouri and Kansas. Mr. Foresman has been serving as a financial advisor since 1990 and has managed and owned financial advisory/marketing firms specializing in working with credit unions and community banks since 1993. Mr. Foresman holds the FINRA Series 7, 24, 27, 63, 65, 66, and 99 licenses as well as life, health, property & casualty insurance licenses. Mr. Foresman serves on the Company’s Audit Committee, Asset-Liability Committee,and on the Board of MP Securities.

TIM NEWELL

Mr. Newell was appointed to serve as a member of the Company’s Board of Managers in February 2025. Mr. Newell is the Founder and CEO of the HIS Group of Companies, a collective of mission-aligned stewardship companies that manage financial resources with Biblically Responsible Investments (BRI). Mr. Newell’s leadership extends across both the non-profit and for-profit faith-forward sectors, offering custom-designed 403(b)(9), 403(b)(7) & 401(k)plans to ministries and nonprofits, and HIS Envoys Faith-Based funds giving BRI-integrated retirement options to businesses. Mr. Newell is a Certified Financial Planner, Master Certified Estate Planner, and Certified Kingdom Advisor, and he holds an Accredited Investment Fiduciary designation. Mr. Newell serves on the Company’s Credit Committee and on the Board of Managers of MP Securities.

Our Board of Managers

The Operating Agreement charges our Board and officers with governing and conducting our business and affairs. The Operating Agreement charges our Board with essentially the same duties, obligations, and responsibilities as a board of directors of a corporation. The Board establishes our policies and periodically reviews them and has authorized designated officers and our President the authority to carry out those policies. As of December 31, 2025, our Board consists of seven managers, a majority of which are independent managers.

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

Audit Committee

As authorized within the operating agreement for Ministry Partners Investment Company LLC, the Board of Managers established the Audit Committee in 2005 with the adoption of its formal charter. The primary purpose of the Audit Committee, as designated in its formal charter, is to oversee the Company’s accounting policies and practice, financial reporting procedures and audits of the Company’s financial statements. For the year ended December 31, 2025, the Audit Committee comprises three members, including Nicolette Harms, Van Elliott, and Jerrod Foresman. Mrs. Harms is a CPA and the Chief Financial Officer of AdelFi and brings 30 plus years of experience in finance and accounting practices as the Chairperson of the Audit Committee. Mr. Elliott, Certified Financial Planner and church leadership consultant, is a member of the Audit Committee and also serves as the Corporate Secretary of the overall Board of Managers. Mr. Elliott brings extensive experience as a credit union board member and has intimate knowledge of the Company’s financial operations as he has served as the Company’s Interim Chief Executive Officer on several occasions over the last 30 plus years since the Company’s inception. Mr. Foresman has over 30 years of experience in the financial services industry as an Executive, Compliance Officer, and Operations Principal. His knowledge of the financial operations of broker-dealers, advisory firms, and insurance agencies benefits the Audit Committee in its role of overseeing the operations of both the Company and MP Securities, the Company’s wholly-owned subsidiary.

ITEM 11.EXECUTIVE AND BOARD OF MANAGER COMPENSATION

Executive Compensation

The following table sets forth certain information regarding compensation we paid for services rendered to us during the years ended December 31, 2025 and 2024 by our senior executive officers.

Summary Annual Compensation Table

		2025			2024
Name	Principal Position	Salary	Bonus	All Other Compensation (1)	Salary	Bonus	All Other Compensation (1)
Darren M. Thompson	Chief Executive Officer and President	269,448	16,476	41,159	261,525	1,000	39,817
Brian S. Barbre (2)	Sr. Vice President, Chief Financial Officer and Principal Accounting Officer	28,106	—	4,429	194,027	3,000	47,348
Daniel Flude	Vice President of Finance and Principal Accounting Officer	164,434	5,000	36,939	133,495	8,500	33,516

(1)	This includes the aggregate amount we contributed to the Company’s 401(k) retirement plan, for medical benefits, and life and disability insurance for the Company’s officers in each year.
(2)	Mr. Barbre left the Company to pursue other career objectives effective January 3, 2025.

Board of Managers Compensation

The following table provides a summary of the compensation paid to our Managers for the year ended December 31, 2025:

Name		Principal Position	Compensation(1)
Michael Lee		Chairman of the Board of Managers	$14,250
Van Elliott		Secretary and Manager	10,500
Juli Anne Molinaro		Manager	9,750
Jerrod Foresman		Manager	9,500
Nicolette Harms	(1)	Manager	—
Tim Newell		Manager	4,750
(1)	Mrs. Harms elected not to receive compensation for the year ended December 31, 2025.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

The following table sets forth information available to us, as of December 31, 2025, with respect to our Class A Units owned by each of our executive officers and our managers, and by our managers and executive officers as a group, and by each person who is known to us to be the beneficial owner of more than 5.0% of our Class A Units.

Name	Address	Beneficial Ownership	Percentage Owned(1)
R. Michael Lee	(1)	$—	—%
Van C. Elliott	(1)	—	—%
Juli Anne Molinaro	(1)	—	—%
Jerrod L. Foresman	(1)	—	—%
Nicolette Harms	(1)	—	—%
Tim Newell	(1)	—	—%
Darren M. Thompson	(1)	—	—%
Daniel Cerio	(1)	—	—%
All officers and members of the Board as a group		$—	—%
1 Pointe Dr, Ste 205, Brea, CA, 92821

Other 5% or greater beneficial owners (seven):

	Beneficial	Percentage
Name	Ownership	Owned(1)
AdelFi Credit Union	62,000	42.31%
America’s Christian Credit Union	12,000	8.19%
Navy Federal Credit Union (2) (“NFCU”)	11,905	8.13%
UNIFY Financial Credit Union (“UFCU”)	11,905	8.13%
Wescom Credit Union	11,905	8.13%
Credit Union of Southern California	11,900	8.12%
Keypoint Credit Union	8,000	5.46%
(1)	Based on 146,522 Class A Units outstanding.
(2)	NFCU is a non-voting equity member in the Company, but holds a beneficial interest in 11,905 Class A Common Units. As the holder of an economic interest in the Company, NFCU holds a beneficial interest in the Company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table provides disclosures required by Regulation S-K Item 404 and Item 407(a), “Certain Relationships and Related Transactions.”

Transactions by related parties in the amount that exceeds $120,000 (dollars in thousands)
			Amount of transaction
Related Party Name	Related Interest	Transaction description	2025	2024
Mendell Thompson	Relative of executive officer	Purchase of the Company's debt certificates	$158	$150
AdelFi	43.1% equity owner	Total funds held on deposit at AdelFi	3,321	4,126
ACCU	8.19% equity owner	Loans purchased from ACCU	1,072	—
ACCU	8.19% equity owner	Total funds held on deposit at ACCU	2,377	1,027
ACCU	8.19% equity owner	Draws on ACCU line of credit	—	3,000
ACCU	8.19% equity owner	Loan participations sold to ACCU and serviced by the Company	1,354	1,360
KCTCU	The Company's Board Chair served as the Chief Executive Officer and President of KCT	Draws on KCT line of credit	—	4,500

ACCU Line of Credit

On September 23, 2021, the Company entered into a Loan and Security Agreement with ACCU for a $5.0 million short-term demand credit facility which is further detailed in the Management’s Discussion and Analysis under the section “Liquidity Sources” and “Note 3” In the notes to the Consolidated Financial Statements on page F-27. ACCU is an owner of the Company.

KCT Line of Credit

The Company had two lines of credit facilities with KCT Credit Union. The Chief Executive Officer of KCT is the Company’s Chairman of its Board of Managers and was the Chief Executive Officer of KCT until December 2024. The lines of credit were closed in 2025 and KCT, which merged with and is now part of Consumers Credit Union, was not considered a related party in 2025. These facilities and the relationship of KCT to the Company are detailed further in “Note 3” In the notes to the Consolidated Financial Statements on page F-27.

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

The aggregate fees billed by our accounting firm, Hutchinson and Bloodgood LLP, for the years ended December 31 were as follows:

	2025	2024
Audit and audit-related fees	$103,500	$105,500
Tax fees	15,000	13,480
All other fees	—	8,940
Total	$118,500	$127,920

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

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 31, 2026	By:	/s/ Darren Thompson
Darren Thompson,

Chief Executive Officer
(Principal Executive Officer)

MINISTRY PARTNERS INVESTMENT
COMPANY, LLC

Dated: March 31, 2026	By:	/s/ Daniel Cerio
Daniel Cerio,
Chief Financial Officer
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

Signature	Title	Date

/s/ R. Michael Lee	Chairman of the Board of Managers	March 31, 2026
R. Michael Lee by Darren Thompson, his attorney-in-fact

/s/ Darren Thompson	Chief Executive Officer, President	March 31, 2026
Darren Thompson

/s/ Daniel Cerio	Chief Financial Officer, Principal Accounting Officer	March 31, 2026
Daniel Cerio

/s/ Van C. Elliott	Secretary, Manager	March 31, 2026
Van C. Elliott by Darren Thompson, his attorney-in-fact

/s/ Juli Anne Molinaro	Manager	March 31, 2026
Juli Anne Molinaro by Darren Thompson, her attorney-in-fact

/s/ Jerrod L. Foresman	Manager	March 31, 2026
Jerrod L. Foresman by Darren Thompson, his attorney-in-fact

/s/ Nicolette Harms	Manager	March 31, 2026
Nicolette Harms by Darren Thompson, his attorney-in-fact

/s/ Tim Newell	Manager	March 31, 2026
Tim Newell by Darren Thompson, his attorney-in-fact